Form 10-K
period 1997-12-31
REVLON CONSUMER PRODUCTS CORP
filed 1998-03-06
CIK 890547

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                                                      NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                         ON WHICH REGISTERED
-------------------------------------------------------------------------------
10 1/2% SENIOR SUBORDINATED NOTES DUE 2003                     N/A
       9 3/8% SENIOR NOTES DUE 2001                            N/A
-------------------------------------------------------------------------------
       9 1/2% SENIOR NOTES DUE 1999               NEW YORK STOCK EXCHANGE, INC.
-------------------------------------------------------------------------------

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES [X]   NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT IS NOT APPLICABLE AS THERE IS NO PUBLIC MARKET THEREFOR. ALL SHARES OF COMMON STOCK ARE HELD BY ONE AFFILIATE. THE NUMBER OF OUTSTANDING SHARES OF THE REGISTRANT'S COMMON STOCK, AS OF FEBRUARY 23, 1998, WAS 1,000.

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

         Revlon Consumer Products Corporation ("Products Corporation" and together with its subsidiaries, the "Company") operates in a single business segment with many different products, which include an extensive array of glamorous, exciting and innovative cosmetics and skin care, fragrance, personal care and professional products. REVLON is one of the world's best known names in cosmetics and is a leading mass market cosmetics brand. The Company's vision is to provide glamour, excitement and innovation through quality products at affordable prices. To pursue this vision, the Company's management team combines the creativity of a cosmetics and fashion company with the marketing, sales and operating discipline of a consumer packaged goods company. The Company believes that its global brand name recognition, product quality and marketing experience have enabled it to create one of the strongest consumer brand franchises in the world, with products sold in approximately 175 countries and territories. The Company's products are marketed under such well-known brand names as REVLON, COLORSTAY, REVLON AGE DEFYING, ALMAY and ULTIMA II in cosmetics; MOON DROPS, ETERNA 27, ALMAY TIME-OFF, ULTIMA II, JEANNE GATINEAU and NATURAL HONEY in skin care; CHARLIE and FIRE & ICE, in fragrances; FLEX, OUTRAGEOUS, AQUAMARINE, MITCHUM, COLORSTAY, COLORSILK, JEAN NATE, PLUSBELLE, BOZZANO and COLORAMA in personal care products; and ROUX FANCI-FULL, REALISTIC, CREME OF NATURE, CREATIVE NAIL and AMERICAN CREW in professional products. To further strengthen its consumer brand franchises, the Company markets each core brand with a distinct and uniform global image, including packaging and advertising, while retaining the flexibility to tailor products to local and regional preferences.

         The Company was founded by Charles Revson, who revolutionized the cosmetics industry by introducing nail enamels matched to lipsticks in fashion colors over 65 years ago. Today, the Company has leading market positions in many of its principal product categories in the United States self-select distribution channel. The Company's leading market positions for its REVLON brand products include the number one positions in the United States self-select distribution channel in lip makeup and nail enamel (which the Company has occupied for the past 21 years) for 1997. The Company has the number two position in face makeup in the United States self-select distribution channel for 1997. Propelled by the success of its new product launches and market share gains in its existing product lines, the Company captured in 1996 and continued to hold in 1997 the number one position overall in color cosmetics (consisting of lip, eye and face makeup and nail enamel) in the United States self-select distribution channel, where its market share was 21.6% for 1997. The Company also has leading market positions in several product categories in certain markets outside of the United States, including in Argentina, Australia, Brazil, Canada, Mexico and South Africa.

         In the United States, the self-select distribution channel, in which consumers select their own purchases without the assistance of an in-store demonstrator, includes independent drug stores and chain drug stores (such as Walgreens, CVS, Eckerds and Rite Aid), mass volume retailers (such as Wal-Mart, Target Stores and Kmart) and supermarkets and combination supermarket/drug stores (such as Pathmark, Albertson's, Kroger's and Smith's). Internationally, the self-select distribution channel includes retailers such as Boots in the United Kingdom and Western Europe, Shoppers Drug Mart in Canada and Wal-Mart worldwide. The foregoing retailers, among others, sell the Company's products.

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

         On February 2, 1998, Revlon Escrow Corp. ("Revlon Escrow"), an affiliate of Products Corporation, issued and sold in a private placement $650 million aggregate principal amount of 8 5/8% Senior Subordinated Notes due 2008 (the "8 5/8% Notes") and $250 million aggregate principal amount of 8 1/8% Senior Notes due 2006 (the "8 1/8% Notes" and, together with the 8 5/8% Notes, the "Notes"), with the net proceeds deposited into escrow. The proceeds from the sale of the Notes will be used to finance the redemption of Products Corporation's $555 million aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2003 (the "Senior Subordinated Notes") and $260 million aggregate principal amount of 9 3/8% Senior Notes due 2001 (the "Senior

Notes" and, together with the Senior Subordinated Notes, the "Old Notes"). Products Corporation delivered a redemption notice to the holders of the Senior Subordinated Notes for the redemption of the Senior Subordinated Notes on March 4, 1998, at which time Products Corporation assumed the obligations under the 8 5/8% Notes and the related indenture (the "8 5/8% Notes Assumption"), and to the holders of the Senior Notes for the redemption of the Senior Notes on April 1, 1998, at which time Products Corporation will assume the obligations under the 8 1/8% Notes and the related indenture (the "8 1/8% Notes Assumption" and, together with the 8 5/8% Notes Assumption, the "Assumption"). On or before March 19, 1998 either Revlon Escrow or Products Corporation is required to file a registration statement with the Securities and Exchange Commission (the "Commission") with respect to an offer to exchange the Notes for registered notes with substantially identical terms (the "Exchange Offer"). The Exchange Offer is expected to occur on or before July 2, 1998.

         On April 25, 1997, Prestige Fragrance & Cosmetics, Inc. ("PFC"), a wholly owned subsidiary of Products Corporation, and The Cosmetic Center, Inc. ("CCI") completed the merger of PFC with and into CCI (the "Cosmetic Center Merger") with CCI (subsequent to the Cosmetic Center Merger, "Cosmetic Center") surviving the Cosmetic Center Merger. In the Cosmetic Center Merger, Products Corporation received in exchange for all of the capital stock of PFC newly issued Class C Common Stock of Cosmetic Center constituting approximately 85.0% of Cosmetic Center's outstanding common stock. Accordingly, the Cosmetic Center Merger was accounted for as a reverse acquisition using the purchase method of accounting, so that PFC is considered the acquiring entity for accounting purposes even though Cosmetic Center is the surviving legal entity. The results of the Company for 1997 include the results of operations of Cosmetic Center from and after the effective date of the Cosmetic Center Merger.

         In May 1997, Products Corporation entered into a credit agreement (the "Credit Agreement") with a syndicate of lenders, whose individual members change from time to time. The proceeds of loans made under the Credit Agreement were used for the purpose of repaying the loans outstanding under the credit agreement in effect at that time (the "1996 Credit Agreement") and to redeem Products Corporation's 10 7/8% Sinking Fund Debentures due 2010 (the "Sinking Fund Debentures") and were and will be used for general corporate purposes or, in the case of the Acquisition Facility (as defined herein), the financing of acquisitions. The Credit Agreement provides up to $750.0 million and is comprised of five senior secured facilities: $200.0 million in two term loan facilities (the "Term Loan Facilities"), a $300.0 million multi-currency facility (the "Multi-Currency Facility"), a $200.0 million revolving acquisition facility, which may be increased to $400.0 million under certain circumstances with the consent of a majority of the lenders (the "Acquisition Facility"), and a $50.0 million special standby letter of credit facility (the "Special LC Facility").

         On March 5, 1996, Revlon, Inc., the direct parent of Products Corporation, completed an initial public equity offering (the "Revlon IPO") in which it issued and sold 8,625,000 shares of its Class A Common Stock for $24.00 per share. The proceeds, net of underwriters' discount and related fees and expenses, of $187.8 million were contributed to Products Corporation and were used by Products Corporation to repay borrowings outstanding under Products Corporation's credit agreement in effect at that time (the "1995 Credit Agreement") and to pay fees and expenses related to entering into the 1996 Credit Agreement.

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

         All United States market share and market position data herein for the Company's brands are based upon retail dollar sales, which are derived from A.C. Nielsen data. A.C. Nielsen measures retail sales volume of products sold in the United States self-select distribution channel. Such data represent A.C. Nielsen's estimates based upon data gathered by A.C. Nielsen from market samples. Such data are therefore subject to some degree of variance.

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

----------------------------------------------------------------------------------------------------------------------
BRAND             COSMETICS         SKIN CARE         FRAGRANCES             PERSONAL CARE       PROFESSIONAL
                                                                             PRODUCTS            PRODUCTS
----------------------------------------------------------------------------------------------------------------------
Revlon        Revlon, ColorStay,    Moon Drops,       Charlie, Charlie Red,  Flex, Outrageous,   Revlon
              Revlon Age Defying,   Revlon Results,   Charlie White,         Aquamarine,         Professional, Roux
              StreetWear, Super     Eterna 27,        Charlie Sunshine,      Mitchum, Lady       Fanci-full,
              Lustrous, Moon        Revlon Age        Fire & Ice, Fire &     Mitchum, Hi & Dri,  Realistic, Creme of
              Drops, Velvet Touch,  Defying           Ice Cool, Jontue,      ColorStay,          Nature, Sensor
              Line & Shine, New                       Ciara, Body Kisses     Colorsilk, Frost &  Perm, Perfect Perm,
              Complexion, Overtime                                           Glow, Revlon        Fermodyl, Perfect
              Eyes, Touch & Glow,                                            Shadings, Jean      Touch, Salon
              Top Speed, Lashful,                                            Nate, Roux          Perfection,
              Lengthwise,                                                    Fanci-full,         Revlonissimo,
              Naturally Glamorous,                                           Realistic, Creme    Voila, Young Color,
              Custom Eyes,                                                   of Nature, Herba    Creative Nail,
              Timeliner, Revlon                                              Rich, Fabu-laxer    Contours, American
              Implements                                                                         Crew, R PRO, True
                                                                                                 Cystem

Almay         Almay, Time-Off,      Sensitive Care,                          Almay
              Almay Clear           Oil Control,
              Complexion Makeup,    Time-Off,
              Amazing, One Coat     Moisture
                                    Balance,
                                    Moisture Renew,
                                    Almay Clear
                                    Complexion Skin
                                    Care

Ultima II     Ultima II, Beautiful  Ultima II, Vital
              Nutrient,             Radiance,
              Wonderwear, The       Interactives, CHR
              Nakeds

Significant   Colorama(b),          Jeanne            Floid(b), Versace(a),  Plusbelle(b),       Colomer(b),
Regional      Juvena(b),            Gatineau(b),      Charlie Gold           Bozzano(b),         Intercosmo(b),
Brands        Jeanne Gatineau(b)    Natural Honey                            Juvena(b),          Personal Bio Point,
                                                                             Geniol(b),          Natural Wonder,
                                                                             Colorama(b),        Llongueras(b)
                                                                             Llongueras(b),
                                                                             Bain de Soleil(b),
                                                                             ZP-11
----------------------------------------------------------------------------------------------------------------------

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

         The Company markets several different lines of REVLON lip makeup (which includes lipstick, lip gloss and liner). The Company's breakthrough COLORSTAY lipcolor, which uses patented transfer-resistant technology that provides long wear, is produced in 40 shades. SUPER LUSTROUS lipstick is produced in 60 shades. MOON DROPS, a moisturizing lipstick, is produced in 57 shades. LINE & SHINE, which was introduced in 1997, is a product that utilizes an innovative product form, combining lipliner and lip gloss in one package, and is produced in 8 shades.

         The Company's nail color and nail care lines include enamels, cuticle preparations and enamel removers. The Company's flagship REVLON nail enamel is produced in 85 shades and uses a patented formula that provides consumers with improved wear, application, shine and gloss in a toluene-free and formaldehyde-free formula. TOP SPEED nail enamel, launched in 1997, is produced in 52 shades and contains a patented speed drying polymer formula which sets in 90 seconds. STRONG WEAR, a patented strengthening nail enamel formula produced in 27 shades, contains ingredients that provide protection against splitting, chipping and breaking. Revlon has the number one position in nail enamel in the United States self-select distribution channel. The Company also sells NAIL BUILDERS, which includes nail strengtheners, hardeners and fortifiers.

         The Company sells face makeup, including foundation, powder, blush and concealers, under such REVLON brand names as REVLON AGE DEFYING, which is targeted for women in the over 35 age bracket; COLORSTAY foundation, which uses patent-pending transfer-resistant technology that provides long wear; and NEW COMPLEXION, for consumers in the 25 to 49 age bracket.

         The Company's eye makeup products include mascaras, eye shadows, brow color and liners. COLORSTAY eyecolor, mascara and brow color, LASHFUL and LENGTHWISE mascaras, SOFTSTROKE eyeliners and REVLON CUSTOM EYES and OVERTIME SHADOW eye shadows are targeted for women in the 18 to 49 age bracket, and REVLON AGE DEFYING eye color is targeted for women over 35.

         The Company's ALMAY brand consists of a complete line of hypo-allergenic, dermatologist-tested, fragrance-free cosmetics and skin care products targeted for consumers who want "healthy looking skin." The Company positions the ALMAY brand as the clean, natural-looking and healthy choice. ALMAY products include lip makeup, nail color and nail care products, eye and face makeup, skin care products, and sunscreen lotions and creams, including TIME-OFF makeup and skin care and the ALMAY AMAZING collection, which includes ALMAY AMAZING LASTING lip makeup, which includes the Company's proprietary transfer-resistant technology developed for COLORSTAY, ALMAY AMAZING LASH mascara, ALMAY AMAZING eye makeup, ALMAY AMAZING LASTING makeup, and ALMAY CLEAR COMPLEXION SKIN CARE and MAKEUP and ALMAY EASY-TO-WEAR eyecolor and ALMAY ONE COAT mascara. The Company targets ALMAY for value conscious consumers by offering benefits comparable to higher priced products, such as Clinique, at affordable prices. ALMAY is the leading brand in the hypo-allergenic market in the United States self-select distribution channel.

         The Company's STREETWEAR brand consists of a line of nail enamels, mascaras, lip and eye liners and lip glosses which are targeted for the trend conscious consumer. STREETWEAR was developed in response to the recent trend in color and fashion coming from the street.

         The Company sells implements, which include nail and eye grooming tools such as clippers, scissors, files, tweezers and eye lash curlers. The Company's implements are sold individually and in sets under the REVLON brand name.

         The Company also sells cosmetics in international markets under regional brand names including COLORAMA in Brazil and JUVENA.

         The Company's skin care products, including moisturizers, are sold under brand names, including ETERNA 27, MOON DROPS, REVLON RESULTS, ALMAY TIME-OFF REVITALIZER, CLEAR COMPLEXION and ULTIMA II VITAL RADIANCE, a skin care collection introduced in 1997. In addition, the Company sells skin care products in international markets under internationally recognized brand names and under regional brands, including NATURAL HONEY.

         The Company's premium priced cosmetics and skin care products are sold under the ULTIMA II brand name, which is the Company's flagship premium priced brand sold throughout the world, and the JEANNE GATINEAU brand name, which is sold outside the United States. The ULTIMA II line includes the WONDERWEAR collection, which includes a long-wearing foundation that uses patent-pending technology, cheek and eyecolor products that use proprietary technology that provides long wear, and WONDERWEAR LIPSEXXXY lipstick, which uses patented transfer-resistant technology that provides long wear, the BEAUTIFUL NUTRIENT collection, a complete line of nourishing makeup that provides advanced nutrient protection against dryness and THE NAKEDS makeup, a trend-setting line of makeup emphasizing neutral colors.

         Fragrances. The Company sells a selection of moderately priced and premium priced fragrances, including perfumes, eau de toilettes and colognes. The Company's portfolio includes fragrances such as CHARLIE and FIRE & ICE and line extensions such as CHARLIE RED, CHARLIE WHITE, CHARLIE SUNSHINE and FIRE & ICE COOL. The Company's CHARLIE fragrance has been a market leader since the mid-1970's and, the Company believes, one of the top selling fragrances worldwide. In international markets, the Company distributes under license certain brands, including VERSACE and VAN GILS.

         Personal Care Products. The Company sells a broad line of personal care consumer products which complements its core cosmetics lines and enables the Company to meet the consumer's broader beauty care needs. In the self-select distribution channel, the Company sells haircare, anti-perspirant and other personal care products, including the FLEX, OUTRAGEOUS and AQUAMARINE haircare lines throughout the world and the COLORAMA, PLUSBELLE, JUVENA, LLONGUERAS and NATURAL HONEY brands outside the United States; the breakthrough, patent-pending COLORSTAY and the COLORSILK, REVLON SHADINGS, FROST & GLOW and ROUX FANCI-FULL hair coloring lines throughout most of the world; and the MITCHUM, LADY MITCHUM and HI & DRI anti-perspirant brands throughout the world. Certain hair care products, including ROUX FANCI-FULL hair coloring and PERFECT TOUCH and SALON PERFECTION home permanents, were originally developed for professional use. The Company also markets hypo-allergenic personal care products, including sunscreens, moisturizers and anti-perspirants, under the ALMAY brand.

         Professional Products. The Company sells a comprehensive line of salon products, including permanent wave preparations, hair relaxers, temporary and permanent hair coloring products, shampoos, conditioners, styling products and hair conditioners, to professional salons and beauty supply stores under the REVLON brand as well as other brand names such as ROUX FANCI-FULL, REALISTIC, REVLONISSIMO, CREME OF NATURE, FABU-LAXER, LOTTABODY, NATURAL WONDER, SENSOR and INTERCOSMO. Most of the Company's salon products in the United States currently are distributed in the non-exclusive distribution channels, in contrast to those products that are distributed exclusively to professional salons. Two recent acquisitions, Creative Nail Design, Inc. ("Creative Nail"), acquired in November 1995, and American Crew, Inc., acquired in April 1996, increase the Company's strength in the exclusive distribution channel. Through Creative Nail, the Company sells nail enhancement systems and nail color and treatment products and services for use by the professional salon industry under the CREATIVE NAIL brand name. Through American Crew, Inc. the Company sells men's shampoos, conditioners, gels, and other hair care products for use by professional salons under the AMERICAN CREW brand name. The Company also sells retail hair care products under the LLONGUERAS, PERSONAL BIO POINT, GENIOL, FIXPRAY and LANOFIL brands outside the United States. The Company markets in salons, beauty supply stores and the self-select distribution channel several lines of hair relaxers, styling products, hair conditioners and other hair care products under such names as FABU-LAXER and CREME OF NATURE designed for the particular needs of ethnic consumers. The Company also developed a new exclusive line of ethnic products, AROSCI, which was launched in 1996. The Company also sells wigs and hair pieces to retail outlets and certain professional salons under the REVLON brand and, pursuant to a license, under the ADOLFO brand.

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

         The Company uses print and television advertising and point-of-sale merchandising, including displays and samples. The Company has shifted a significant portion of its marketing to appeal to a broader audience and has increased media advertising, particularly national television advertising. Advertising and consumer-directed promotion expenditures increased by 11.8% in 1997 over 1996 levels and by 17.4% in 1996 over 1995 levels. The Company's marketing emphasizes a uniform global image and product for its portfolio of core brands, including REVLON, COLORSTAY, REVLON AGE DEFYING, ALMAY, ULTIMA II, FLEX, CHARLIE, OUTRAGEOUS and MITCHUM. The Company coordinates advertising campaigns with in-store promotional and other marketing activities. The Company develops jointly with retailers carefully tailored advertising, point-of-purchase and other focused marketing programs. In the self-select distribution channel, the Company uses network and spot television advertising, national cable advertising and print advertising in major general interest, women's fashion and women's service magazines, as well as coupons, magazine inserts and point-of-sale testers. In the demonstrator-assisted distribution channel, the Company principally uses cooperative advertising programs with retailers, supported by Company-paid or Company-subsidized demonstrators, and coordinated in-store promotions and displays.

         The Company also has developed unique marketing materials such as the "Revlon Report," a glossy, color pamphlet distributed in magazines and on merchandising units, available in 34 countries and 18 languages, which highlights seasonal and other fashion and color trends, describes the Company's products that address those trends and contains coupons, rebate offers and other promotional material to encourage consumers to try the Company's products. The Company has created on-the-road beauty sampling and information vehicles that travel to major retailers throughout the United States, at which Company trainers educate consumers on the latest product and shade offerings. These vehicles create consumer and retail excitement about the Company's new and existing products and encourage trial and purchase by consumers. Other marketing materials designed to introduce the Company's newest products to consumers and encourage trial and purchase include point-of-sale testers on the Company's display units that provide information about, and permit consumers to test, the Company's products, thereby achieving the benefits of an in-store demonstrator without the corresponding cost; magazine inserts containing samples of the Company's newest products; trial size products and "shade samplers," which are collections of trial size products in different shades. Additionally, the Company's website at http://www.revlon.com features current product and promotional information and was recently recognized by a major national business magazine as one of the top corporate sites on the World Wide Web. Revlon was the only cosmetics company to receive this recognition.

         Professional Products. Professional products are marketed through educational seminars on their application and benefits and through advertising, displays and samples to communicate to professionals and consumers the quality and performance characteristics of such products. The Company's shift to exclusive line distributors is intended to significantly reinforce the Company's marketing and educational efforts with salon professionals. The Company believes that its presence in the professional markets benefits its consumer products business since the Company is able to anticipate consumer trends in hair, nail and skin care, which often appear first in salons.

NEW PRODUCT DEVELOPMENT AND RESEARCH AND DEVELOPMENT

         The Company believes that it is an industry leader in the development of innovative and technologically-advanced consumer and professional products. The Company's marketing and research and development groups identify consumer needs and shifts in consumer preferences in order to develop new product introductions, tailor line extensions and promotions and redesign or reformulate existing products to satisfy such needs or preferences. The Company's Advanced Concept Group consists of a select cross-functional group that conducts research on a wide range of areas to develop new and innovative technology. The Company independently develops substantially all of its new products. The Company also has entered into joint research projects with major universities and commercial laboratories to develop advanced technologies.

         The Company believes that its Edison, New Jersey facility is one of the most extensive cosmetics research and development facilities in the United States. The researchers at the Edison facility are responsible for all of the Company's new product research worldwide, performing research for new products, ideas, concepts and packaging. The Company also has research facilities in Brazil and California.

         The research and development group at the Edison facility also performs extensive safety and quality tests on the Company's products, including toxicology, microbiology and package testing. Additionally, quality control testing is performed at each manufacturing facility.

         As of December 31, 1997, the Company employed approximately 200 people in its research and development activities, including specialists in pharmacology, toxicology, chemistry, microbiology, engineering, biology, dermatology and quality control. In 1997, 1996 and 1995 the Company spent approximately $29.7 million, $26.3 million and $22.3 million, respectively, on research and development activities.

         In certain instances, proprietary technology developed by the Company for use in products and packaging is available for licensing to third parties through the Company's Revlon Technologies division. In 1995, the Company received the Innovation Award from the Coalition of NorthEast Governors ("CONEG") for its patented and patent-pending ENVIROGLUV glass decorating technology (which resulted in significant cost reductions in decorating REVLON AGE DEFYING and COLORSTAY makeup bottles and REVLON nail enamel bottles and which is being offered for licensing to qualified glass decorators). The CONEG challenge awards program is a nationwide competition to recognize companies that make significant contributions to packaging and source reduction.

MANUFACTURING AND RELATED OPERATIONS AND RAW MATERIALS

         The Company is continuing to rationalize its worldwide manufacturing operations, which is intended to lower costs and improve customer service and product quality. The globalization of the Company's core brands allows the Company to centralize production of some product categories for sale throughout the world within designated facilities and shift production of certain other product categories to more cost effective manufacturing sites to reduce production costs. Shifts of production may result in the closing of certain of the Company's less significant manufacturing facilities, and the Company continually reviews its needs in this regard. In addition, as part of its continuing efforts to improve operating efficiencies, the Company attempts to ensure that a significant portion of its capital expenditures is devoted to improving operating efficiencies.

         The Company manufactures REVLON brand color cosmetics, personal care products and fragrances for sale in the United States, Japan and most of the countries in Latin America and Southeast Asia at its Phoenix, Arizona facility and its Canadian facility. The Company manufactures ULTIMA II cosmetics and skin treatment products for sale in the United States and most of the countries in Latin America and Southeast Asia, personal care products for sale in the United States and ALMAY brand products for sale throughout the world at its Oxford, North Carolina facility. Nail care products for sale through salons worldwide are manufactured and distributed through the Vista, California facility. Personal care implements for sale throughout the world are manufactured at the Company's Irvington, New Jersey facility. The Company manufactures salon and retail professional products and personal care consumer products for sale in the United States and Canada at the Company's Jacksonville, Florida facility. The Phoenix and Oxford facilities have been ISO-9002 certified. An ISO-9002 certification is an internationally recognized standard for manufacturing facilities, which signifies that the manufacturing facility has achieved and maintains certain performance and quality commitment standards.

         The Company manufactures its entire line of consumer products (except implements) for sale in most of Europe at its Maesteg, South Wales facility. Local production of cosmetics and personal care products takes place at the Company's facilities in Spain, Canada, Venezuela, Mexico, New Zealand, Brazil, Italy, Argentina, France and South Africa. The manufacture of professional products for sale by retailers outside the United States has been centralized principally at the Company's facilities in Ireland, Spain, Italy and Mexico. Production of color cosmetics for Japan and Mexico has been shifted primarily to the United States while production of REVLON brand personal care products for Argentina has been centralized in Brazil. The Maesteg and Irish facilities have been certified by the British equivalent of ISO-9002.

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

         The Company's improvements in manufacturing, sourcing and related operations have contributed to improved customer service, including an improvement in the percentage of timely order fulfillment from most of the Company's principal manufacturing facilities and the timeliness and accuracy of new product and promotion deliveries. To promote the Company's understanding of, and responsiveness to the needs of its retail customers, the Company assigns members of senior operations management to lead inter-departmental teams that visit significant accounts, and has provided retail accounts with a designated customer service representative.

         The Company emphasizes safety and increased training of employees resulting in an improved safety record. The Company anticipates that the globalization of, and continued improvement in, the quality of its manufacturing operations will result in lower manufacturing costs.

BUSINESS PROCESS ENHANCEMENTS

         The Company's management information systems have been substantially upgraded to provide comprehensive order processing, production and accounting support for the Company's business. The Company's expenditures on improvements to its management information systems were approximately $12 million for 1997, and the Company anticipates a similar level of expenditure in 1998. Systems improvements have been and the Company anticipates that they will continue to be instrumental in contributing to the reduction of the time from order entry to shipment, improved forecasting of demand and improved operating efficiencies.

         The Company has made an evaluation of steps necessary to address issues related to required changes in computer systems for the Year 2000. While the Company has determined that it currently has computer systems that require modification to be Year 2000 compliant, many of the modifications are being accomplished as part of the systems improvements referred to above. As to its systems which are not impacted by the improvements referred to above, the Company is identifying those which require modification or replacement to address the Year 2000 issue. Management believes that there is no material risk that the Company will fail to address the Year 2000 issues in a timely manner. Additionally, the Company believes that the Year 2000 issue will not have a material effect on its financial condition.

DISTRIBUTION

         As a result of its improved customer service and consumer traffic generated by its products and innovative marketing programs, the Company believes that its relationships with self-select distribution cosmetic retailers are the best in the cosmetics industry.

         The Company's products are sold in approximately 175 countries and territories. The Company's worldwide sales force had approximately 2,900 people as of December 31, 1997, including a dedicated sales force for cosmetics, skin care and fragrance products in the self-select distribution channel, for the demonstrator-assisted distribution channel, for personal care products distribution, for salon distribution, and for retail stores. In addition, the Company utilizes sales representatives and independent distributors to serve specialized markets and related distribution channels.

         United States. The United States operation's net sales accounted for approximately 60.8% of the Company's 1997 net sales, a majority of which were made in the self-select distribution channel. The Company also sells a broad range of consumer and retail professional products to United States Government military exchanges and commissaries. The Company licenses its trademarks to select manufacturers for products that the Company believes have the potential to extend the Company's brand names and image. As of December 31, 1997, 19 licenses were in effect relating to 21 product categories to be marketed in the self-select distribution channel. Pursuant to the licenses, the Company retains strict control over product design and development, product quality, advertising and use of its trademarks. These licensing arrangements offer opportunities for the Company to generate revenues and cash flow through earned royalties, royalty advances and, in some cases, up-front licensing fees. Products designed for professional use or resale by beauty salons are sold through wholesale beauty supply distributors and directly to professional salons. Various hair care products, such as ethnic hair relaxers, scalp conditioners, shampoos and hair coloring products and wigs and hairpieces are sold directly and through wholesalers to chain drug stores and mass volume retailers. Wigs and hairpieces are also sold through mail order direct marketing, retail outlet malls, salons and certain department stores.

         The Company also operates retail stores through Cosmetic Center. As of December 31, 1997, Cosmetic Center's retail (or Cosmetic Center) division operated 66 specialty retail stores in the middle Atlantic region and in Chicago and its outlet (or Prestige Fragrance & Cosmetics) division operated 201 retail outlet stores throughout the United States. The stores in the Cosmetic Center division offer a broad range of brand name prestige and mass merchandised cosmetics products at value prices. The stores in the Prestige Fragrance & Cosmetics division operate in factory outlet malls, rural areas and other similar locations that are not disruptive to the Company's principal distribution channels. In these stores, Cosmetic Center sells the Company's first quality, first quality excess, returned and refurbished, and discontinued consumer products and retail professional products, as well as similar products of other cosmetics companies.

         International. The International operation's net sales accounted for approximately 39.2% of the Company's 1997 net sales. The International operation's ten largest countries in terms of these sales, which include, among others, Brazil, Spain, the United Kingdom, Australia, South Africa, Canada and Japan, accounted for approximately 28% of the Company's net sales in 1997, with Brazil accounting for approximately 5.5% of the Company's net sales. The International operation is increasing distribution through the expanding self-select distribution channels outside the United States, such as drug stores/chemists, hypermarkets/mass volume retailers and variety stores, as these channels gain importance. The International operation also distributes through department stores and specialty stores such as perfumeries. The International operation's professional products are sold directly to beauty salons by the Company's direct sales force in Spain, France, Germany, Portugal, Italy, Mexico and Ireland and through distributors in other countries. As of December 31, 1997, the Company actively sold its products through wholly owned subsidiaries established in 26 countries outside of the United States, through joint ventures in India and Indonesia, and through a large number of distributors and licensees elsewhere around the world. The Company continues to pursue strategies to establish its presence in new emerging markets. Such new and emerging markets include Eastern Europe; Russia; and China, where in 1996 the Company established a subsidiary with a local minority partner. In addition, the Company is building a franchise through local distributorships in northern and central Africa, where the Company intends to expand the distribution of its products by capitalizing on its market strengths in South Africa.

CUSTOMERS

         The Company's principal customers include chain drug stores and large mass volume retailers, including such well known retailers as Wal-Mart, Walgreens, Kmart, Target, CVS, Drug Emporium, American Drug Stores, Eckerds, and Rite Aid in the self-select distribution channel, J.C. Penney in the demonstrator-assisted distribution channel, Sally's Beauty Company for professional products, Boots in the United Kingdom and Western Europe and Wal-Mart worldwide. The foregoing principal customers each accounted for 1% or more of the Company's net sales in 1997 and are representative of the Company's customers.

COMPETITION

         The cosmetics and skin care, fragrance, personal care and professional products business is characterized by vigorous competition throughout the world. Brand recognition, together with product quality, performance and price and the extent to which consumers are educated on product benefits, have a marked influence on consumers' choices among competing products and brands. Advertising, promotion, merchandising and packaging, and the timing of new product introductions and line extensions, also have a significant impact on buying decisions, and the structure and quality of the sales force affect product reception, in-store position, permanent display space and inventory levels in retail outlets. The Company competes in most of its product categories against a number of companies, some of which have substantially greater resources than the Company. In addition to products sold in the self-select and demonstrator-assisted distribution channels, the Company's products also compete with similar products sold door-to-door or through mail order or telemarketing by representatives of direct sales companies. The Company's principal competitors include L'Oreal S.A., The Procter & Gamble Company, Helene Curtis Industries, Inc. and Joh A. Benckiser GmbH in the self-select distribution channel; L'Oreal S.A., Unilever N.V., Estee Lauder, Inc. and Joh A. Benckiser GmbH in the demonstrator-assisted distribution channel; and L'Oreal S.A. and Matrix Essentials, Inc., which is owned by Bristol-Myers Squibb Company, in professional products.

SEASONALITY

         The Company's business is subject to certain seasonal fluctuations, with net sales in the second half of the year generally benefiting from increased retailer purchases in the United States for the back-to-school and Christmas selling seasons.

PATENTS, TRADEMARKS AND PROPRIETARY TECHNOLOGY

         The Company's major trademarks are registered in the United States and in many other countries, and the Company considers trademark protection to be very important to its business. Significant trademarks include REVLON, COLORSTAY, REVLON AGE DEFYING, STREETWEAR, FLEX, PLUSBELLE, MITCHUM, ETERNA 27, ULTIMA II, ALMAY, CHARLIE, JEAN NATE, REVLON RESULTS, COLORAMA, FIRE & ICE, MOON DROPS, SUPER LUSTROUS and WONDERWEAR LIPSEXXXY for consumer products and REVLON, ROUX FANCI-FULL, REALISTIC, FERMODYL, CREATIVE NAIL, AMERICAN CREW and INTERCOSMO for professional products.

         The Company utilizes certain proprietary or patented technologies in the formulation or manufacture of a number of the Company's products, including COLORSTAY lipcolor and cosmetics, COLORSTAY haircolor, FLEX & GO shampoo, LENGTHWISE mascara, classic REVLON nail enamel, TOP SPEED nail enamel, REVLON AGE DEFYING foundation and cosmetics, NEW COMPLEXION makeup, WONDERWEAR foundation, WONDERWEAR LIPSEXXXY lipstick, ALMAY TIME-OFF skin care and makeup, ALMAY AMAZING cosmetics, ALMAY ONE COAT eye makeup and cosmetics, ULTIMA II VITAL RADIANCE skin care products, OUTRAGEOUS shampoo, FLEX hairspray and various professional products, including FERMODYL shampoo and conditioners. The Company also protects certain of its packaging and component concepts through design patents. The Company considers its proprietary technology and patent protection to be important to its business.

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

INDUSTRY SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS

         The Company operates in a single business segment. Certain geographic, financial and other information of the Company is set forth in Note 18 of the Notes to Consolidated Financial Statements of the Company.

EMPLOYEES

         As of December 31, 1997, the Company employed the equivalent of approximately 16,000 full-time persons. Approximately 2,100 of such employees in the United States are covered by collective bargaining agreements. The Company will be negotiating collective bargaining agreements or portions thereof covering employees in eleven countries outside the United States during 1998 (namely, Australia, Brazil, England, France, Ireland, Israel, Italy, Japan, Mexico, South Africa and Spain). Although there can be no assurance, the Company expects that such agreements will be renewed in the ordinary course, and further believes that its employee relations are satisfactory. Although the Company has experienced minor work stoppages of limited duration in the past in the ordinary course of business, such work stoppages have not had a material effect on the Company's results of operations or financial condition.

ITEM 2. PROPERTIES

         The following table sets forth as of December 31, 1997 the Company's major manufacturing, research and warehouse/distribution facilities, all of which are owned except where otherwise noted.

                                                                                         APPROXIMATE FLOOR
LOCATION                      USE                                                           SPACE SQ. FT.
--------                      ---                                                           -------------
United States:
Oxford, North
Carolina....................  Manufacturing, warehousing, distribution and office             1,012,000
Phoenix, Arizona............  Manufacturing, warehousing, distribution and office               706,000
                              (partially leased)
Jacksonville, Florida.......  Manufacturing, warehousing, distribution, research and            526,000
                              office
Columbia, Maryland..........  Warehousing, distribution and office (leased)                     200,000
Edison, New Jersey..........  Research and office (leased)                                      133,000
Irvington, New Jersey.......  Manufacturing, warehouse and office                                96,000

International:
Sao Paulo, Brazil...........  Manufacturing, warehousing, distribution, office and              435,000
                              research
Maesteg, South Wales........  Manufacturing,.distribution and office                            316,000
Mississauga, Canada.........  Manufacturing, warehousing, distribution and office               245,000
Santa Maria, Spain..........  Manufacturing and warehousing                                     173,000
Caracas, Venezuela..........  Manufacturing, distribution and office                            145,000
Kempton Park, South Africa..  Warehousing, distribution and office (leased)                     127,000
Canberra, Austrialia........  Warehousing, distribution and office                              125,000
Isando, South Africa........  Manufacturing, warehousing, distribution and office                94,000
Escobar, Argentina..........  Manufacturing, warehousing, distribution and office                75,000
Argenteuil, France..........  Warehousing and distribution (leased)                              73,000
Bologna, Italy..............  Manufacturing, warehousing, distribution and office                60,000
Dublin, Ireland.............  Manufacturing, warehousing, distribution and office                32,500

         In addition to the facilities described above, additional facilities are owned and leased in various areas throughout the world, including the lease for the Company's executive offices in New York, New York (345,000 square feet, of which approximately 57,000 square feet are currently sublet to affiliates of the Company and approximately 27,000 square feet are sublet to an unaffiliated third party). Management considers the Company's facilities to be well-maintained and satisfactory for the Company's operations, and believes that the Company's facilities provide sufficient capacity for its current and expected production requirements. Products Corporation leases from Holdings on arms' length terms its research and development facility located in Edison, New Jersey.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.
                                                      PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Revlon, Inc. beneficially owns all of the outstanding shares of common stock, par value $1.00 per share, of Products Corporation. MacAndrews & Forbes Holdings Inc. ("MacAndrews Holdings"), which is indirectly wholly owned by Ronald O. Perelman, through REV Holdings Inc. ("REV Holdings"), beneficially owns 11,250,000 shares of Revlon, Inc.'s Class A Common Stock (representing 56.6% of the outstanding shares of Class A Common Stock) and all of the outstanding 31,250,000 shares of Class B Common Stock, which together represent 83.1% of the outstanding shares of Revlon, Inc.'s Common Stock. The remaining 8,637,350 shares of Revlon, Inc.'s Class A Common Stock outstanding at February 2, 1998 are owned by the public. No dividends were declared or paid during 1997 or 1996. The terms of the Credit Agreement, the Senior Subordinated Notes, the Senior Notes and Products Corporation's 9 1/2% Senior Notes Due 1999 (the "1999 Notes") currently restrict, and, after the Assumption, the terms of the Notes will restrict, the ability of Products Corporation to pay dividends or make distributions to Revlon, Inc. See the Consolidated Financial Statements of the Company and the Notes thereto.

ITEM 6. SELECTED FINANCIAL DATA

         The Consolidated Statements of Operations Data for each of the years in the five-year period ended December 31, 1997 and the Balance Sheet Data as of December 31, 1997, 1996, 1995, 1994 and 1993 are derived from the Consolidated Financial Statements of the Company, which have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                      YEAR ENDED DECEMBER 31,
                                    -----------------------------------------------------------
                                        1997        1996       1995        1994        1993
                                    ----------- ----------  ---------- -----------  ----------
                                                       (DOLLARS IN MILLIONS)
STATEMENTS OF OPERATIONS DATA:
Net sales..........................   $2,390.9    $2,169.5   $1,940.0    $1,736.7    $1,595.2
                                    =========== ==========  ========== ===========  ==========
Operating income...................   $  214.5(a) $  201.4   $  145.6    $  107.4    $   50.5
                                    =========== ==========  ========== ===========  ==========
Income (loss) before extraordinary
 items and cumulative effect of
 accounting changes................   $   59.7    $   25.6   $  (41.2)   $  (75.0)   $ (130.2)
Extraordinary items -early
 extinguishments of debt...........      (14.9)       (6.6)        -           -         (9.5)
Cumulative effect of accounting
 changes...........................         -           -          -        (28.8)(b)    (6.0)(c)
                                    ----------- ----------  ---------- -----------  ----------
Net income (loss)..................   $   44.8    $   19.0   $  (41.2)   $ (103.8)   $ (145.7)
                                    =========== ==========  ========== ===========  ==========

                                                         DECEMBER 31,
                                   ---------------------------------------------------------
                                      1997        1996       1995        1994       1993
                                   ---------- ----------  ---------- ----------  ----------
                                                     (DOLLARS IN MILLIONS)
BALANCE SHEET DATA:
Total assets......................  $1,836.4    $1,622.7   $1,536.0    $1,419.4   $1,551.1
Long-term debt, excluding current
 portion..........................   1,458.7     1,352.2    1,467.5     1,327.5    1,203.8
Total stockholder's deficiency ...    (456.7)     (496.3)    (702.3)     (656.2)    (554.2)


(a) In 1997, the Company incurred business consolidation costs and other, net, of approximately $7.6 million in connection with the implementation of its business strategy to rationalize factory and warehouse operations, including primarily severance and other related costs in certain operations and the consolidation of certain warehouse, distribution and headquarter operations related to the Cosmetic Center Merger partially offset by a settlement of a claim of $12.7 million and gains associated with the sale of certain facilities related to the rationalizations.

(b) Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for
Postemployment Benefits." The Company recognized a charge of $28.8 million in the first quarter of 1994 to reflect the cumulative effect of the accounting change, net of income tax benefit.

(c) Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," for its retiree benefit plan in the United States. Accordingly, the Company recognized a charge of $6.0 million in the first quarter of 1993 to reflect the cumulative effect of the accounting change.

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

RESULTS OF OPERATIONS

         The following table sets forth the Company's net sales by operation for each of the last three years:

                                                 YEAR ENDED DECEMBER 31,
                                           ---------------------------------
                                             1997*       1996*       1995*
                                           ---------- ----------  ----------
Net sales:
 United States............................  $1,452.5   $1,259.7    $1,115.4
 International............................     938.4      909.8       824.6
                                           ---------- ----------  ----------
                                            $2,390.9   $2,169.5    $1,940.0
                                           ========== ==========  ==========


         The following sets forth certain statements of operations data as a percentage of net sales for each of the last three years:

                                                 YEAR ENDED DECEMBER 31,
                                           ---------------------------------
                                             1997**     1996**       1995**
                                           ---------- ----------  ----------
Cost of sales..............................   34.8%      33.5%       33.7%
Gross profit...............................   65.2       66.5        66.3
Selling, general and administrative
 expenses..................................   55.9       57.2        58.8
Business consolidation costs and other, net    0.3         --          --
Operating income...........................    9.0        9.3         7.5


* The results of Cosmetic Center, after giving effect to certain intercompany adjustments for 1997, 1996 and 1995, were as follows, respectively: Net sales of $152.3, $77.4 and $72.7, cost of sales of $89.5, $37.6 and $38.0, S,G&A expenses of $61.9, $38.4 and $36.5, and operating (loss) income of ($3.1), $1.4 and ($1.8). 1997 includes business consolidation costs of $4.0 in the operating (loss).

** Excluding the results of Cosmetic Center, after giving effect to certain intercompany adjustments for 1997, 1996 and 1995, the above percentages would have been, respectively: cost of sales of 33.2%, 32.9% and 32.9%, gross profit of 66.8%, 67.1% and 67.1%, S,G&A expenses of 57.0%, 57.5 % and 59.2%, business consolidation costs and other, net, of 0.1%, 0% and 0% and operating income of 9.7%, 9.6% and 7.9%.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

 NET SALES

         Net sales were $2,390.9 and $2,169.5 for 1997 and 1996, respectively, an increase of $221.4, or 10.2% or 12.6% on a constant U.S. dollar basis, primarily as a result of successful new product introductions worldwide, increased demand in the United States, the impact of the Cosmetic Center Merger, increased distribution internationally into the expanding self-select distribution channel and the further development of new international markets.

         United States. The United States operation's net sales increased to $1,452.5 for 1997 from $1,259.7 for 1996, an increase of $192.8, or 15.3%. Net sales improved for 1997, primarily as a result of continued consumer acceptance of new product offerings, general improvement in consumer demand for the Company's color cosmetics and the impact of the Cosmetic Center Merger. These results were partially offset by a decline in the Company's fragrance business caused by downward trends in the mass fragrance industry and the Company's strategy to de-emphasize new fragrance products. Even though consumer sell-through for the REVLON and ALMAY brands, as described below in more detail, has increased significantly, the Company's sales to its customers have been during 1997 and may continue to be impacted by retail inventory balancing and reductions resulting from consolidation in the chain drugstore industry in the U.S.

         REVLON brand color cosmetics continued as the number one brand in dollar market share in the self-select distribution channel with a share of 21.6% for 1997 versus 21.4% for 1996. Market share, which is subject to a number of conditions, can vary from quarter to quarter as a result of such things as timing of new product introductions and advertising and promotional spending. New product introductions (including, in 1997, certain products launched during 1996) generated incremental net sales in 1997, principally as a result of launches of products in the COLORSTAY collection, including COLORSTAY eye makeup and face products such as powder and blush, COLORSTAY haircolor, launched in the third quarter of 1997, TOP SPEED nail enamel, launched in the third quarter of 1997, and launches of REVLON AGE DEFYING line extensions, the STREETWEAR collection, NEW COMPLEXION face makeup, LINE & SHINE lip makeup and launches of products in the ALMAY AMAZING collection, including lip makeup, eye makeup, face makeup and concealer, ALMAY ONE COAT, and ALMAY TIME-OFF REVITALIZER.

         International. The International operation's net sales increased to $938.4 for 1997 from $909.8 for 1996, an increase of $28.6, or 3.1% on a reported basis or 8.8% on a constant U.S. dollar basis. Net sales improved for 1997, principally as a result of increased distribution into the expanding self-select distribution channel, successful new product introductions, including the continued roll-out of the COLORSTAY cosmetics collection and the further development of new international markets. This was partially offset by the Company's decision to exit the unprofitable demonstrator-assisted channel in Japan in the second half of 1996, unfavorable economic conditions in several international markets, and, on a reported basis, the unfavorable effect on sales of a stronger U.S. dollar against certain foreign currencies, primarily the Spanish peseta, the Italian lira and several other European currencies, the Australian dollar, the South African rand and the Japanese yen. New products such as COLORSTAY haircolor and STREETWEAR were introduced in select international markets in the second half of 1997. During 1997, the International operation's sales were divided into the following geographic areas: Europe, which is comprised of Europe, the Middle East and Africa (in which net sales increased by 3.4% on a reported basis to $417.9 for 1997 as compared to 1996 or an increase of 11.3% on a constant U.S. dollar basis); the Western Hemisphere, which is comprised of Canada, Mexico, Central America, South America and Puerto Rico (in which net sales increased by 11.1% on a reported basis to $346.6 for 1997 as compared to 1996 or an increase of 14.5% on a constant U.S. dollar basis); and the Far East (in which net sales decreased by 10.3% on a reported basis to $173.9 for 1997 as compared to 1996 or a decrease of 5.5% on a constant U.S. dollar basis). Excluding in both periods the effect of the Company's strategy of exiting the demonstrator-assisted distribution channel in Japan, Far East net sales on a constant U.S. dollar basis for 1997 would have been at approximately the same level as those in 1996.

         The Company's operations in Brazil are significant and, along with operations in certain other countries, have been subject to, and may continue to be subject to, significant political and economic uncertainties. In Brazil, net sales, operating income and income before taxes were $130.9, $16.0 and $7.7, respectively, for 1997 compared to $132.7, $25.1 and $20.0, respectively, for 1996. Results of operations in Brazil for 1997 were adversely impacted by competitive activity affecting the Company's toiletries business.

 Cost of sales

         As a percentage of net sales, cost of sales was 34.8% for 1997 compared to 33.5% for 1996. The increase in cost of sales as a percentage of net sales is due primarily to the impact of the Cosmetic Center Merger. Excluding the results of Cosmetic Center, as a percentage of net sales, cost of sales would have been 33.2% for 1997 compared to 32.9% for 1996. Other factors which increased cost of sales as a percentage of net sales included factors which enhanced overall operating income, including increased sales of the Company's higher cost, enhanced-performance, technology-based products and increased export sales and other factors including the effect of weaker local currencies on the cost of imported purchases and competitive pressures on the Company's toiletries business in certain International markets. These factors were partially offset by the benefits of improved overhead absorption against higher production volumes and more efficient global production and purchasing.

S,G&A expenses

         As a percentage of net sales, S,G&A expenses were 55.9% for 1997, an improvement from 57.2% for 1996. S,G&A expenses other than advertising and consumer-directed promotion expenses, as a percentage of net sales, improved to 39.3% for 1997 compared with 40.8% for 1996, primarily as a result of reduced general and administrative expenses, improved productivity and lower distribution costs in 1997 compared with those in 1996. In accordance with its business strategy, the Company increased advertising and consumer-directed promotion expenditures in 1997 compared with 1996 to support growth in existing product lines, new product launches and increased distribution in the self-select distribution channel in many of the Company's markets in the International operation. Advertising and consumer-directed promotion expenses increased by 11.8% to $397.4, or 16.6% of net sales, for 1997 from $355.5, or 16.4% of net sales, for 1996.

 Business consolidation costs and other, net

         Business consolidation costs and other, net, in 1997 include severance and other costs in connection with the consolidation of certain warehouse, distribution and headquarter operations related to the Cosmetic Center Merger, severance, writedowns of certain assets to their estimated net realizable value and other related costs to rationalize factory operations in certain operations in accordance with the Company's business strategy, partially offset by related gains from the sales of certain factory operations and an approximately $12.7 settlement of a claim in the second quarter of 1997. These business consolidations are intended to lower the Company's operating costs and increase efficiency in the future.

 Operating income

         As a result of the foregoing, operating income increased by $13.1, or 6.5%, to $214.5 for 1997 from $201.4 for 1996.

 Other expenses/income

         Interest expense was $136.2 for 1997 compared to $133.4 for 1996. The slight increase in interest expense in 1997 is due to higher average outstanding borrowings, partially offset by lower interest rates.

         Gain on sale of subsidiary stock of $6.0 was recognized in the second quarter of 1997 as a result of the Cosmetic Center Merger.

         Foreign currency losses, net, were $6.4 for 1997 compared to $5.7 for 1996. The increase in foreign currency losses for 1997 as compared to 1996 resulted primarily from a non recurring gain recognized in 1996 in connection with the Company's simplification of its international corporate structure and from the strengthening of the U.S. dollar versus currencies in the Far East and most European currencies, partially offset by the stabilization of the Venezuelan bolivar and Mexican peso versus the devaluations which occurred during 1996.

Provision for income taxes

         The provision for income taxes was $9.4 and $25.5 for 1997 and 1996, respectively. The decrease was primarily attributable to lower taxable income in certain International operations, partially as a result of the implementation of tax planning, including the utilization of net operating loss carryforwards in certain International operations, and benefits from net operating loss carryforwards domestically.

 Extraordinary item

         The extraordinary item in 1997 resulted from the write-off in the second quarter of 1997 of deferred financing costs associated with the early extinguishment of borrowings under the 1996 Credit Agreement prior to maturity with proceeds from the Credit Agreement, and costs of approximately $6.3 in connection with the redemption of Products Corporation's Sinking Fund Debentures. The extraordinary item in 1996 resulted from the write-off in the first quarter of 1996 of deferred financing costs associated with the early extinguishment of borrowings under the 1995 Credit Agreement prior to maturity with the net proceeds from the Revlon IPO and proceeds from the 1996 Credit Agreement.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

Net sales

         Net sales were $2,169.5 and $1,940.0 for 1996 and 1995, respectively, an increase of $229.5, or 11.8%, primarily as a result of successful new product introductions worldwide, increased demand in the United States, acquisitions of certain exclusive line professional product businesses, increased distribution internationally into the expanding self-select distribution channel and the further development of new international markets.

         United States. The United States operation's net sales increased to $1,259.7 for 1996 from $1,115.4 for 1995, an increase of $144.3, or 12.9%. Net sales improved for 1996 primarily as a result of continued consumer acceptance of new product offerings, general improvement in consumer demand for the Company's color cosmetics in the United States and acquisitions of certain exclusive line professional product businesses, partially offset by overall softness in the fragrance industry and lower sales of one of the Company's prestige brands. The Company improved the dollar share of its REVLON brand cosmetics in the color cosmetics business in the United States self-select distribution channel to 21.4% for 1996 from 19.5% for 1995, moving into the leading position in market share. Market share, which is subject to a number of conditions, can vary from quarter to quarter as a result of such things as timing of new product introductions and advertising and promotional spending. New product introductions (including, in 1996, certain products launched during 1995) generated incremental net sales in 1996, principally as a result of launches of products in the COLORSTAY collection, including COLORSTAY foundation, lip makeup, eye makeup and COLORSTAY LASHCOLOR mascara, launches of products in the ALMAY AMAZING collection, including lip makeup, eye makeup, face makeup and concealer, and launches of Cherish fragrance and MITCHUM CLEAR and ALMAY CLEAR COMPLEXION line extensions.

         International. The International operation's net sales increased to $909.8 for 1996 from $824.6 for 1995, an increase of $85.2, or 10.3% on a reported basis or 12.6% on a constant U.S. dollar basis. Net sales improved principally as a result of successful new product introductions, including the continued roll-out of the COLORSTAY cosmetics collection and REVLON AGE DEFYING makeup, increased distribution into the expanding self-select distribution channel, the further development of new international markets, partially offset, on a reported basis, by the unfavorable effect on sales of a stronger U.S. dollar against certain foreign currencies, primarily the South African rand, Japanese yen, and several European currencies. During 1996, the International operation's sales were divided into the following geographic areas: Europe, which is comprised of Europe, the Middle East and Africa (in which net sales increased to $404.0 for 1996 from $374.6 for 1995, an increase of $29.4, or 7.8%); the Western Hemisphere, which is comprised of Canada, Mexico, Central America, South America and Puerto Rico (in which net sales increased to $311.9 for 1996 from $275.4 for 1995, an increase of $36.5, or 13.3%); and the Far East (in which net sales increased to $193.9 for 1996 from $174.6 for 1995, an increase of $19.3, or 11.1%).

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

Cost of sales

         As a percentage of net sales, cost of sales was 33.5% for 1996 compared to 33.7% for 1995, respectively. The improvement for 1996 resulted from the benefits of improved overhead absorption against higher production volumes and more efficient global production and purchasing. This improvement was partially offset by changes in product mix involving an increase in sales of the Company's higher cost technology-based products, an increase in export sales, lower margin products (such as those products sold in Brazil), the effect of weaker local currencies on the cost of imported purchases and competitive pressures on the Company's toiletries business in certain international markets in Europe and the Far East. The aforementioned increases in sales that negatively impacted cost of sales were, however, more profitable to the Company's overall operating results.

S,G&A expenses

         As a percentage of net sales, S,G&A expenses were 57.2% for 1996, an improvement from 58.8% for 1995. S,G&A expenses other than advertising and consumer-directed promotion expenses, as a percentage of net sales, improved to 40.8% for 1996 compared with 43.2% for 1995 primarily as a result of reduced general and administrative expenses, improved productivity and lower distribution costs in 1996 compared with 1995, partially offset by additional costs incurred in Japan in 1996 in connection with the Company's strategy of exiting the demonstrator-assisted distribution channel. In accordance with its business strategy, the Company increased advertising and consumer-directed promotion expenditures in 1996 compared with 1995 to support growth in existing product lines, new product launches and increased distribution in the self-select distribution channel in many of the Company's markets in the International operation. Advertising and consumer-directed promotion expenses increased by 17.4% to $355.5, or 16.4% of net sales, for 1996 compared to $302.9, or 15.6% of net sales, for 1995.

Operating income

         As a result of the foregoing, operating income increased by $55.8, or 38.3%, to $201.4 for 1996 from $145.6 for 1995.

Other expenses/income

         Interest expense was $133.4 for 1996 compared to $142.6 for 1995. The reduction in interest expense is attributable to lower average outstanding borrowings as a result of the paydown of debt under the 1996 Credit Agreement and under the 1995 Credit Agreement with the use of proceeds from the Revlon IPO in the 1996 period and lower interest rates under the 1996 Credit Agreement than under the 1995 Credit Agreement.

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

Extraordinary item

         The extraordinary item resulted from the write-off recorded in the first quarter of 1996 of deferred financing costs associated with the early extinguishment of the 1995 Credit Agreement prior to its maturity with the net proceeds from the Revlon IPO and borrowings under the 1996 Credit Agreement.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by (used for) operating activities was $7.1, ($9.6) and ($52.1) for 1997, 1996 and 1995, respectively. The increase in net cash provided by operating activities for 1997 compared with net cash used in 1996 resulted primarily from higher operating income and improved working capital management, partially offset by increased spending on merchandise display units in connection with the Company's continued expansion into the self-select distribution channel. The decrease in net cash used for operating activities for 1996 compared with 1995 resulted primarily from higher operating income, lower restructuring payments ($13.3 for 1996 compared with $24.2 for 1995) and improved management of inventory relative to business growth, partially offset by higher trade receivable balances as a result of higher net sales and increased spending on merchandise display units in connection with the Company's continued expansion into the self-select distribution channel.

         Net cash used for investing activities was $108.4, $65.1 and $72.5 for 1997, 1996 and 1995, respectively. Net cash used for investing activities for 1997, 1996 and 1995 included capital expenditures of $56.5, $58.0 and $54.3, respectively, and $60.4, $7.1 and $21.2, respectively, used for acquisitions. Net cash used for acquisitions in 1997 consisted primarily of cash paid to the CCI shareholders in connection with the cash election pursuant to the Cosmetic Center Merger and cash paid for the acquisition of a South American hair care manufacturer and its distributor.

         Net cash provided by financing activities was $109.1, $77.9 and $125.6 for 1997, 1996 and 1995, respectively. Net cash provided by financing activities for 1997 included cash drawn under the 1996 Credit Agreement, the Credit Agreement and Cosmetic Center's credit facility, partially offset by the repayment of borrowings under the 1996 Credit Agreement, the payment of fees and expenses related to entering into the Credit Agreement, the repayment of borrowings under the Company's Japanese yen-denominated credit agreement (the "Yen Credit Agreement"), the repayment of borrowings under CCI's former credit agreement and the redemption of the Sinking Fund Debentures. Net cash provided by financing activities for 1996 included the net proceeds from the Revlon IPO, cash drawn under the 1995 Credit Agreement and under the 1996 Credit Agreement, partially offset by the repayment of borrowings under the 1995 Credit Agreement, the payment of fees and expenses related to the 1996 Credit Agreement and the repayment of borrowings under the Yen Credit Agreement. Net cash provided by financing activities for 1995 consisted primarily of borrowings under the credit agreement of Products Corporation in effect prior to the 1995 Credit Agreement and borrowings under the 1995 Credit Agreement, partially offset by repayments of cash drawn under those credit agreements, repayments under the Yen Credit Agreement and payment of debt issuance costs under the 1995 Credit Agreement.

         In May 1997, Products Corporation entered into the Credit Agreement with a syndicate of lenders, whose individual members change from time to time. The proceeds of loans made under the Credit Agreement were used for the purpose of repaying the loans outstanding under the 1996 Credit Agreement and to redeem the Sinking Fund Debentures and were and will be used for general corporate purposes or, in the case of the Acquisition Facility, the financing of acquisitions. See Note 10(a) to the Consolidated Financial Statements. At December 31, 1997 Products Corporation had approximately $200.0 outstanding under the Term Loan Facilities, $102.7 outstanding under the Multi-Currency Facility, $41.9 outstanding under the Acquisition Facility and $34.8 of issued but undrawn letters of credit under the Special LC Facility.

         A subsidiary of Products Corporation is the borrower under the Yen Credit Agreement, which had a principal balance of approximately Yen 4.3 billion as of December 31, 1997 (approximately $33.3 U.S. dollar equivalent as of December 31, 1997). In accordance with the terms of the Yen Credit Agreement, approximately Yen 539 million (approximately $5.2 U.S. dollar equivalent) was paid in January 1996 and approximately Yen 539 million (approximately $4.6 U.S. dollar equivalent) was paid in January 1997. In
June 1997, Products Corporation amended and restated the Yen Credit Agreement to extend the term to December 31, 2000 subject to earlier termination under certain circumstances. In accordance with the terms of the Yen Credit Agreement, as amended and restated, approximately Yen 539 million (approximately $4.2 U.S. dollar equivalent as of December 31, 1997) is due in each of March 1998, 1999 and 2000 and Yen 2.7 billion (approximately $20.7 U.S. dollar equivalent as of December 31, 1997) is due on December 31, 2000.

         Products Corporation made an optional sinking fund payment of $13.5 and redeemed all of the outstanding $85.0 principal amount Sinking Fund Debentures during 1997 with the proceeds of borrowings under the Credit Agreement. $9.0 aggregate principal amount of previously purchased Sinking Fund Debentures were used for the mandatory sinking fund payment due July 15, 1997.

         Products Corporation borrows funds from its affiliates from time to time to supplement its working capital borrowings at interest rates more favorable to Products Corporation than interest rates under the Credit Agreement. No such borrowings were outstanding as of December 31, 1997.

         On February 2, 1998, Revlon Escrow issued and sold the Notes in a private placement, with the net proceeds deposited into escrow. The proceeds from the sale of the Notes will be used to finance the redemptions of the Old Notes. Products Corporation delivered a redemption notice to the holders of the Senior Subordinated Notes for the redemption of the Senior Subordinated Notes on March 4, 1998, at which time Products Corporation consummated the 8 5/8% Notes Assumption, and to the holders of the Senior Notes for the redemption of the Senior Notes on April 1, 1998, at which time Products Corporation will consummate the 8 1/8% Notes Assumption. On or before March 19, 1998 either Revlon Escrow or Products Corporation is required to file a registration statement with the Commission with respect to the Exchange Offer, which is expected to occur on or before July 2, 1998. In connection with the early redemptions of the Old Notes, the Company expects to record an extraordinary loss of up to $52 in 1998. The indentures governing the 8 5/8% Notes (the "8 5/8% Notes Indenture") and the 8 1/8% Notes (the "8 1/8% Notes Indenture" and, together with the 8 5/8% Notes Indenture, the "Notes Indentures") contain covenants that, after the Assumption among other things, limit (i) the issuance of additional debt and redeemable stock by Products Corporation, (ii) the incurrence of liens, (iii) the issuance of debt and preferred stock by Products Corporation's subsidiaries, (iv) the payment of dividends on capital stock of Products Corporation, (v) the sale of assets and subsidiary stock, (vi) transactions with affiliates, (vii) consolidations, mergers and transfers of all or substantially all Products Corporation assets and (viii) in the case of the 8 5/8% Notes Indenture, the issuance of additional subordinated debt that is senior in right of payment to the 8 5/8% Notes. The Notes Indentures also prohibit certain restrictions on distributions from Products Corporation and subsidiaries of Products Corporation. All of these limitations and prohibitions, however, are subject to a number of important qualifications.

         The Company's principal sources of funds are expected to be cash flow generated from operations and borrowings under the Credit Agreement and other existing working capital lines. The Credit Agreement and the Senior Notes, the 1999 Notes and the Senior Subordinated Notes currently contain, and, following the Assumption, the Notes will contain, certain provisions that by their terms limit Products Corporation's and/or its subsidiaries' ability to, among other things, incur additional debt. The Company's principal uses of funds are expected to be the payment of operating expenses, working capital and capital expenditure requirements and debt service payments.

         The Company estimates that capital expenditures for 1998 will be approximately $65, including upgrades to the Company's management information systems. Pursuant to a tax sharing agreement (see "Certain Relationships and Related Transactions-Tax Sharing Agreement"), Products Corporation may be required to make tax sharing payments to Revlon, Inc. (which in turn may be required to make tax sharing payments to Mafco Holdings Inc.) as if Products Corporation were filing separate income tax returns, except that no payments are required by Products Corporation (or Revlon, Inc.) if and to the extent that Products Corporation is prohibited under the Credit Agreement from making tax sharing payments to Revlon, Inc. The Credit Agreement prohibits Products Corporation from making any tax sharing payments other than in respect of state and local income taxes. Products Corporation currently anticipates that, as a result of net operating tax losses and prohibitions under the Credit Agreement, no cash federal tax payments or cash payments in lieu of taxes pursuant to the tax sharing agreement will be required for 1998.

         As of December 31, 1997, Products Corporation was party to a series of interest rate swap agreements totaling a notional amount of $225.0 in which Products Corporation agreed to pay on such notional amount a variable interest rate equal to the six month LIBOR to its counterparties and the counterparties agreed to pay on such notional amounts fixed interest rates averaging approximately 6.03% per annum. Products Corporation entered into these agreements in 1993 and 1994 (and in the first quarter of 1996 extended a portion equal to a notional amount of $125.0 through December 2001) to convert the interest rate on $225.0 of fixed-rate indebtedness to a variable rate. If Products Corporation had terminated these agreements, which Products Corporation considered to be held for other than trading purposes, on December 31, 1997 and 1996, a loss of approximately $0.1 and $3.5, respectively, would have been realized. Certain other swap agreements were terminated in 1993 for a gain of $14.0 and were amortized over the original lives of the agreements through 1997. The amortization of the 1993 realized gain in 1997, 1996, and 1995 was approximately $3.1, $3.2 and $3.2, respectively. Cash flow from the agreements outstanding at December 31, 1997 was approximately break even for 1997. Products Corporation terminated these agreements in January 1998 and realized a gain of approximately $1.6, which will be recognized upon repayment of the hedged indebtedness.

         Products Corporation enters into forward foreign exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. At December 31, 1997 and 1996, Products Corporation had forward foreign exchange contracts denominated in various currencies of approximately $90.1 and $62.0, respectively, and option contracts of approximately $94.9 outstanding at December 31, 1997. Such contracts are entered into to hedge transactions predominantly occurring within twelve months. If Products Corporation had terminated these contracts on December 31, 1997 and 1996, no material gain or loss would have been realized.

         Based upon the Company's current level of operations and anticipated growth in net sales and earnings as a result of its business strategy, the Company expects that cash flows from operations and funds from currently available credit facilities and refinancings of existing indebtedness will be sufficient to enable the Company to meet its anticipated cash requirements for the foreseeable future on a consolidated basis, including for debt service. However, there can be no assurance that cash flow from operations and funds from existing credit facilities and refinancing of existing indebtedness will be sufficient to meet the Company's cash requirements on a consolidated basis. If the Company is unable to satisfy such cash requirements, the Company could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, restructuring indebtedness, selling assets or operations or seeking capital contributions or loans from Revlon, Inc. or affiliates of the Company. There can be no assurance that any of such actions could be effected, that they would enable the Company to continue to satisfy its capital requirements or that they would be permitted under the terms of the Company's various debt instruments then in effect. The terms of the Credit Agreement, the Senior Subordinated Notes, the 1999 Notes and the Senior Notes generally restrict and, after the Assumption, the terms of the Notes generally will restrict, Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting, regulatory fees such as Commission filing fees and other miscellaneous expenses related to being a public holding company and to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Revlon, Inc. Amended and Restated 1996 Stock Plan, provided that the aggregate amount of such dividends and distributions taken together with any purchases of Revlon, Inc. common stock on the open market to satisfy matching obligations under the excess savings plan may not exceed $6.0 per annum.

FORWARD-LOOKING STATEMENTS

         This annual report on Form 10-K for the year ended December 31, 1997 as well as other public documents of the Company contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to introduction of new products and expansion into markets, future financial performance, including growth in net sales and earnings and the effect on sales of inventory balancing and consolidation in the chain drugstore industry in the U.S., cash flows from operations, improved results from business consolidations, information system upgrades and globalization of the Company's manufacturing operations, capital expenditures, the availability of funds from currently available credit facilities and refinancings of indebtedness, capital contributions or loans from Revlon, Inc. or affiliates of the Company, the sale of assets, and the cost and timely implementation of the Company's Year 2000 compliance modifications. Readers are urged to consider that statements which use the terms "believes," "does not believe," "no reason to believe," "expects," "plans," "intends," "estimates," "anticipated," "anticipates" and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. In addition to factors that may be described in the Company's Commission filings, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (i) difficulties or delays in developing and introducing new products or failure of customers to accept new product offerings; (ii) changes in consumer preferences, including reduced consumer demand for the Company's color cosmetics and other current products;
(iii) difficulties or delays in the Company's continued expansion into the self-select distribution channel and into certain markets and development of new markets; (iv) unanticipated costs or difficulties or delays in completing projects associated with the Company's strategy to improve operating efficiencies, including information system upgrades, and to globalize its manufacturing operations; (v) the inability to refinance indebtedness, secure capital contributions or loans from Revlon, Inc. or affiliates of the Company or sell assets; (vi) effects of and changes in economic conditions, including inflation and monetary conditions, and in trade, monetary, fiscal and tax policies in countries outside of the U.S. in which the Company operates, including Brazil; (vii) actions by competitors, including business combinations, technological breakthroughs, new product offerings and marketing and promotional successes; (viii) combinations among significant customers or the loss, insolvency or failure to pay its debts by a significant customer or customers; (ix) difficulties or delays in realizing improved results from business consolidations; (x) lower than expected sales as a result of inventory balancing and consolidation in the chain drugstore industry in the U.S.; and
(xi) unanticipated costs or difficulties or delays in implementing the Company's Year 2000 compliance modifications. The Company assumes no responsibility to update forward-looking information contained herein.

Effect of New Accounting Standard

         In June 1997, the Financial Accounting Standards Board issued SFAS 130 "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company will adopt SFAS 130 in fiscal 1998.

INFLATION

         In general, costs are affected by inflation and the effects of inflation may be experienced by the Company in future periods. Management believes, however, that such effects have not been material to the Company during the past three years in the United States or foreign non-hyperinflationary countries. The Company operates in certain countries around the world, such as Brazil, Venezuela and Mexico, that have experienced hyperinflation in the past three years. The Company's operations in Brazil were accounted for as operating in a hyperinflationary economy until June 30, 1997. Effective July 1, 1997 Brazil was considered a non-hyperinflationary economy. The impact of accounting for Brazil as a non-hyperinflationary economy was not material to the Company's operating results. Effective January 1997, Mexico was considered a hyperinflationary economy for accounting purposes. In hyperinflationary foreign countries, the Company attempts to mitigate the effects of inflation by increasing prices in line with inflation, where possible, and efficiently managing its working capital levels.

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

NAME                     POSITION
----                     --------
Ronald O. Perelman       Chairman of the Executive Committee of the Board
                         and Director

George Fellows           President, Chief Executive Officer and Director

Jerry W. Levin           Chairman of the Board and Director

William J. Fox           Senior Executive Vice President and Director

Frank J. Gehrmann        Executive Vice President and Chief Financial Officer

Wade H. Nichols III      Executive Vice President and General Counsel

M. Katherine Dwyer       Senior Vice President

Ronald H. Dunbar         Senior Vice President, Human Resources

Donald G. Drapkin        Director

Irwin Engelman           Director

Howard Gittis            Director

Edward J. Landau         Director



         The name, age, principal occupation for the last five years and selected biographical information for each of the Directors and executive officers of Products Corporation are set forth below. Information is as of February 13, 1998.

         Mr. Perelman (55) has been Chairman of the Executive Committee of the Board of Products Corporation and of Revlon, Inc. since November 1995, and a Director of Products Corporation and of Revlon, Inc. since their respective formations in 1992. Mr. Perelman was Chairman of the Board of Products Corporation and of Revlon, Inc. from their respective formations in 1992 until November 1995. Mr. Perelman has been Chairman of the Board and Chief Executive Officer of Mafco Holdings Inc. ("Mafco Holdings") and MacAndrews Holdings and various of its affiliates for more than the past five years. Mr. Perelman also is Chairman of the Executive Committees of the Boards of The Coleman Company, Inc. ("Coleman"), Consolidated Cigar Holdings Inc. ("Cigar Holdings") and M&F Worldwide Corp. ("M&F Worldwide") and Chairman of the Board of Meridian Sports Incorporated ("Meridian"). Mr. Perelman is a Director of the following corporations which file reports pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"): California Federal Bank, a Federal Savings Bank ("Cal Fed"), Cigar Holdings, CLN Holdings Inc. ("CLN"), Coleman, Coleman Worldwide Corporation ("Coleman Worldwide"), Consolidated Cigar Corporation ("Consolidated Cigar"), First Nationwide Holdings Inc. ("FN Holdings"), First Nationwide (Parent) Holdings Inc. ("First Nationwide Parent"), M&F Worldwide, Meridian, Revlon, Inc. and REV Holdings. (On December 27, 1996, Marvel Entertainment Group, Inc. ("Marvel"), Marvel Holdings Inc. ("Marvel Holdings"), Marvel (Parent) Holdings Inc. ("Marvel Parent") and Marvel III Holdings Inc. ("Marvel III"), of which

Mr. Perelman was a Director on such date, and several subsidiaries of Marvel filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

         Mr. Fellows (55) has been President and Chief Executive Officer of Products Corporation and of Revlon, Inc. since January 1997. He was President and Chief Operating Officer of Products Corporation and of Revlon, Inc. from November 1995 until January 1997, and has been a Director of Products Corporation since September 1994 and a Director of Revlon, Inc. since November 1995. Mr. Fellows was Senior Executive Vice President of Products Corporation and of Revlon, Inc. and President and Chief Operating Officer of Products Corporation's Consumer Group from February 1993 until November 1995. From 1989 through January 1993, he was a senior executive officer of Mennen Corporation and then Colgate-Palmolive Company, which acquired Mennen Corporation in 1992. From 1986 to 1989 he was Senior Vice President of Holdings. Mr. Fellows is a Director of Cosmetic Center, Revlon, Inc. and VF Corporation, each of which files reports pursuant to the Exchange Act.

         Mr. Levin (53) has been Chairman of the Board of Products Corporation and of Revlon, Inc. since November 1995 and a Director of Products Corporation and of Revlon, Inc. since their respective formations in 1992. Mr. Levin was Chief Executive Officer of Products Corporation and of Revlon, Inc. from their respective formations in 1992 to January 1997 and President of Products Corporation and Revlon, Inc. from their respective formations in 1992 to November 1995. Mr. Levin has been Executive Vice President of MacAndrews Holdings since March 1989. Mr. Levin has been Chairman of the Board and Chief Executive Officer of Coleman since February 1997 and has been Chairman of the Board of Cosmetic Center since April 1997. For 15 years prior to joining MacAndrews Holdings, he held various senior executive positions with The Pillsbury Company. Mr. Levin is a Director of the following corporations which file reports pursuant to the Exchange Act: Coleman, Coleman Worldwide, Cosmetic Center, Ecolab, Inc., U.S. Bancorp, Inc., Meridian and Revlon, Inc.

         Mr. Fox (41) was appointed President, Strategic and Corporate Development, Revlon Worldwide, of Products Corporation and of Revlon, Inc. and Chief Executive Officer, Revlon Technologies in January 1998. He has been Senior Executive Vice President of Products Corporation and of Revlon, Inc. since January 1997. Mr. Fox was Chief Financial Officer of Products Corporation and of Revlon, Inc. from their respective formations in 1992 until January 1998 and was also Executive Vice President of Products Corporation and of Revlon, Inc. from their respective formations in 1992 until January 1997. Mr. Fox was elected as a Director of Products Corporation in September 1994 and of Revlon, Inc. in November 1995. He has been Senior Vice President of MacAndrews Holdings since August 1990. He was Vice President of MacAndrews Holdings from February 1987 to August 1990 and was Treasurer of MacAndrews Holdings from February 1987 to September 1992. Prior to February 1987, he was Vice President and Assistant Treasurer of MacAndrews Holdings. Mr. Fox joined MacAndrews & Forbes Group, Incorporated in 1983 as Assistant Controller, prior to which time he was a certified public accountant at the international auditing firm of Coopers & Lybrand. Mr. Fox is Vice Chairman of the Board and a Director of Cosmetic Center, and a Director of The Hain Food Group, Inc. and Revlon, Inc., each of which files reports pursuant to the Exchange Act.

         Mr. Gehrmann (43) was elected as Executive Vice President and Chief Financial Officer of Products Corporation and of Revlon, Inc. in January 1998. From January 1997 until January 1998 he had been Vice President of Products Corporation and of Revlon, Inc. Prior to January 1997 he served in various appointed senior executive positions for Products Corporation and Revlon, Inc., including Executive Vice President and Chief Financial Officer of Products Corporation's Operating Groups from August 1996 to January 1998, Executive Vice President and Chief Financial Officer of Products Corporation's Worldwide Consumer Products business from January 1995 to August 1996, and Executive Vice President and Chief Financial Officer of Products Corporation's Revlon North America unit from September 1993 to January 1994. From 1983 through September 1993, Mr. Gehrmann held positions of increasing responsibility in the financial organizations of Mennen Corporation and the Colgate-Palmolive Company, which acquired Mennen Corporation in 1992. Prior to 1983, Mr. Gehrmann served as a certified public accountant at the international accounting firm of Ernst & Young.

         Mr. Nichols (55) has been Executive Vice President and General Counsel of Products Corporation and of Revlon, Inc. since January 1998 and served as Senior Vice President and General Counsel of Products Corporation and of Revlon, Inc. from their respective formations in 1992 until January 1998. Mr. Nichols has been Vice

President of MacAndrews Holdings since 1988. Mr. Nichols is a Director of Cosmetic Center, which files reports pursuant to the Exchange Act.

         Ms. Dwyer (48) was appointed President of Products Corporation's United States Consumer Products business in January 1998. Ms Dwyer was elected Senior Vice President of Products Corporation and of Revlon, Inc. in December 1996. Prior to December 1996 she served in various appointed senior executive positions for Products Corporation and Revlon, Inc., including President of Products Corporation's United States Cosmetics unit from November 1995 to December 1996 and Executive Vice President and General Manager of Products Corporation's Mass Cosmetics unit from June 1993 to November 1995. From 1991 to 1993, Ms. Dwyer was Vice President, Marketing, of Clairol, a division of Bristol-Myers Squibb Company. Prior to 1991, she served in various senior positions for Victoria Creations, Avon Products Inc., Cosmair, Inc. and The Gillette Company. Ms. Dwyer is a Director of WestPoint Stevens Inc. and, as of February 24, 1998, Reebok International Ltd., each of which files reports pursuant to the Exchange Act.

         Mr. Dunbar (60) has been Senior Vice President, Human Resources of Products Corporation and of Revlon, Inc. since their respective formations in 1992. He was elected Senior Vice President, Human Resources of Holdings in July 1991. Mr. Dunbar was Vice President and General Manager of Arnold Menn and Associates, a New York City career management consulting and executive outplacement firm, from 1989 to 1991 and Executive Vice President and Chief Human Resources Officer of Ryder System, Inc., a highway transportation firm, from 1978 to 1989. Prior to that, Mr. Dunbar served in senior executive human resources positions at Xerox Corporation and Ford Motor Company.

         Mr. Drapkin (49) has been a Director of Products Corporation and of Revlon, Inc. since their respective formations in 1992. He has been Vice Chairman of the Board of MacAndrews Holdings and various of its affiliates since March 1987. Mr. Drapkin was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom for more than five years prior to March 1987. Mr. Drapkin is a Director of the following corporations which file reports pursuant to the Exchange Act: Algos Pharmaceutical Corporation, BlackRock Asset Investors, Cardio Technologies, Inc., Coleman, Coleman Worldwide, Cosmetic Center, Genta, Inc., Playboy Enterprises, Inc., Revlon, Inc., VIMRx Pharmaceuticals Inc. and Weider Nutrition International, Inc. (On December 27, 1996, Marvel, Marvel Holdings, Marvel Parent and Marvel III, of which Mr. Drapkin was a Director on such date, and several subsidiaries of Marvel filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

         Mr. Engelman (63) has been a Director of Products Corporation since 1993. Mr. Engelman has been Executive Vice President, Chief Financial Officer and Director of MacAndrews Holdings and various of its affiliates since 1992. He was Executive Vice President, Chief Financial Officer and Director of GAF Corporation from 1990 to 1992, Director, President and Chief Operating Officer of Citytrust Bancorp Inc. from 1988 to 1990, Executive Vice President of the Blackstone Group LP from 1987 to 1988 and Director, Executive Vice President and Chief Financial Officer of General Foods Corporation for more than five years prior to 1987. Mr. Engelman is a Director of Cal Fed, which files reports pursuant to the Exchange Act.

         Mr. Gittis (63) has been a Director of Products Corporation and of Revlon, Inc. since their respective formations in 1992. He has been Vice Chairman of the Board of MacAndrews Holdings and various of its affiliates for more than five years. Mr. Gittis is a Director of the following corporations which file reports pursuant to the Exchange Act: Cal Fed, CLN, Cigar Holdings, Consolidated Cigar, First Nationwide Parent, FN Holdings, Jones Apparel Group, Inc., Loral Space & Communications Ltd., M&F Worldwide, Revlon, Inc., REV Holdings and Rutherford-Moran Oil Corporation.

         Mr. Landau (68) has been a Director of Products Corporation since June 1992 and a Director of Revlon, Inc. since June 1996. Mr. Landau has been a Senior Partner in the law firm of Wolf, Block, Schorr and Solis-Cohen LLP (previously Lowenthal, Landau, Fischer & Bring, P.C.) for more than the past five years. Mr. Landau is a Director of Offitbank Investment Fund, Inc. and Revlon, Inc., each of which files reports pursuant to the Exchange Act.

COMPENSATION OF DIRECTORS

         Directors who currently are not receiving compensation as officers or employees of the Company or any of its affiliates are paid an annual retainer fee of $25,000, payable in quarterly installments, and a fee of $1,000 for each meeting of the Board of Directors or any committee thereof they attend.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth information for the years indicated concerning the compensation awarded to, earned by or paid to the persons who served as Chief Executive Officer of Products Corporation during 1997 and the four most highly paid executive officers, other than the Chief Executive Officer, who served as executive officers of Products Corporation as of December 31, 1997 (collectively, the "Named Executive Officers"), for services rendered in all capacities to Products Corporation and its subsidiaries during such periods.

                           SUMMARY COMPENSATION TABLE


                                                       ANNUAL COMPENSATION (a)              LONG-TERM
                                                                                          COMPENSATION
                                               -------------- ------------- -----------
                                                                                             AWARDS
                                                                                        ------------------
                                                                               OTHER
                                                                               ANNUAL      SECURITIES       ALL OTHER
                                                                              COMPEN-        UNDER-          COMPEN-
             NAME AND                             SALARY         BONUS         SATION         LYING           SATION
        PRINCIPAL POSITION            YEAR          ($)            ($)          ($)          OPTIONS           ($)
----------------------------------- ---------- -------------- ------------- ----------- ------------------ -------------
George Fellows                      1997           1,250,000     1,250,000      22,191       170,000             30,917
President and Chief Executive       1996           1,025,000       870,000      15,242       120,000              4,500
Officer (b)                         1995             841,667       531,700      68,559          0                 4,500


----------------------------------- ---------- -------------- ------------- ----------- ------------------ -------------
Jerry W. Levin                      1997             825,000             0      20,811       170,000            160,871
Chairman of the Board (c)           1996           1,500,000     1,500,000      93,801       170,000            307,213
                                    1995           1,450,000     1,450,000      42,651          0               308,002
----------------------------------- ---------- -------------- ------------- ----------- ------------------ -------------

William J. Fox                      1997             825,000       772,300      55,159       50,000              71,590
Senior Executive Vice President     1996             750,000       598,600      50,143       50,000              56,290
and Chief Financial Officer (d)     1995             660,000       455,000      54,731          0                56,290

----------------------------------- ---------- -------------- ------------- ----------- ------------------ -------------

M. Katherine Dwyer                  1997             500,000       800,000       5,948       125,000             18,377
Senior Vice President (e)           1996             500,000       326,100      90,029       45,000               4,500

----------------------------------- ---------- -------------- ------------- ----------- ------------------ -------------
Carlos Colomer                      1997             700,000       330,700      0            37,000              62,645
Executive Vice President (f)        1996             700,000       192,600      0            37,000               3,062
                                    1995             600,000       135,200      0               0                     0

----------------------------------- ---------- -------------- ------------- ----------- ------------------ -------------

     (a) The amounts shown in Annual Compensation for 1997, 1996 and 1995 reflect salary, bonus and other annual compensation awarded to, earned by or paid to the persons listed for services rendered to Products Corporation and its subsidiaries. The Company has a bonus plan (the "Executive Bonus Plan") in which executives participate (including the Chief Executive Officer and the other Named Executive Officers). The Executive Bonus Plan provides for payment of cash compensation upon the achievement of predetermined corporate and/or business unit and individual performance goals during the calendar year established pursuant to the Executive Bonus Plan or by the Compensation Committee.

     (b) Mr. Fellows became Chief Executive Officer of Products Corporation and of Revlon, Inc. in January 1997. The amount shown for Mr. Fellows under Other Annual Compensation for 1997 reflects payments in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile and for taxes on imputed income arising out of premiums paid or reimbursed by the Company in respect of life insurance. The amount shown for Mr. Fellows under All Other Compensation for 1997 reflects $11,117 in respect of life insurance premiums, $4,800 in respect of matching contributions under the Revlon Employees' Savings, Profit Sharing and Investment Plan
         (the "401(k) Plan") and $15,000 in respect of matching contributions under the Revlon Excess Savings Plan for Key Employees (the "Excess Plan"). The amount shown for Mr. Fellows under Other Annual Compensation for 1996 reflects payments in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile and for taxes on imputed income arising out of premiums paid or reimbursed by the Company in respect of life insurance. The amount shown for Mr. Fellows under All Other Compensation for 1996 reflects matching contributions under the 401(k) Plan. The amount shown for Mr. Fellows under Other Annual Compensation for 1995 includes $43,251 in respect of membership fees and related expenses for personal use of a health and country club and $9,458 in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile. The amount shown for Mr. Fellows under All Other Compensation for 1995 reflects matching contributions under the 401(k) Plan.

     (c) Mr. Levin was Chief Executive Officer of Products Corporation and of Revlon, Inc. during 1995, 1996 and January 1997 and Chairman of the Board during the remainder of 1997. The amount shown for Mr. Levin under Other Annual Compensation for 1997 reflects payments in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile. The amount shown for Mr. Levin under All Other Compensation for 1997 reflects $150,971 in respect of split-dollar life insurance premiums (under which the Company is entitled to reimbursement of such premiums or the cash surrender value of such insurance, whichever is less), $2,400 in respect of matching contributions under the 401(k) Plan and $7,500 in respect of matching contributions under the Excess Plan. The amount shown for Mr. Levin under Other Annual Compensation for 1996 includes $26,400 in respect of personal use of a Company-provided automobile, payments in respect of gross ups for taxes on imputed income arising out of personal use of such Company-provided automobile and payments for taxes on imputed income arising out of premiums paid or reimbursed by the Company in respect of life insurance. The amount shown for Mr. Levin under All Other Compensation for 1996 reflects $302,713 in respect of life insurance premiums and $4,500 in respect of matching contributions under the 401(k) Plan. The amount shown for Mr. Levin under Other Annual Compensation for 1995 reflects payments in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile and for taxes on imputed income arising out of premiums paid or reimbursed by the Company in respect of life insurance. The amount shown for Mr. Levin under All Other Compensation for 1995 reflects $303,502 in respect of life insurance premiums and $4,500 in respect of matching contributions under the 401(k) Plan.

     (d) Mr. Fox became Senior Executive Vice President of Products Corporation and of Revlon, Inc. in January 1997. Mr. Fox served as Chief Financial Officer of Products Corporation and of Revlon, Inc. during 1995, 1996 and 1997. In January 1998 Mr. Fox was appointed President, Strategic and Corporate Development, Revlon Worldwide, and Mr. Gehrmann was elected Chief Financial Officer of Products Corporation and of Revlon, Inc. The amount shown for Mr. Fox under Bonus for 1997 includes an additional payment of $125,000 based upon Mr. Fox's performance. The amount shown for Mr. Fox under Other Annual Compensation for 1997 reflects payments in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile and payments for taxes on imputed income arising out of premiums paid or reimbursed by the Company in respect of life insurance. The amount shown for Mr. Fox under All Other Compensation for 1997 reflects $51,790 in respect of life insurance premiums, $4,800 in respect of matching contributions under the 401(k) Plan and $15,000 in respect of matching contributions under the Excess Plan. The amount shown for Mr. Fox under Other Annual Compensation for 1996 reflects payments in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile and for taxes on imputed income arising out of premiums paid or reimbursed by the Company in respect of life insurance. The amount shown for Mr. Fox under All Other Compensation for 1996 reflects $51,790 in respect of life insurance premiums and $4,500 in respect of matching contributions under the 401(k) Plan. The amount shown for Mr. Fox under Other Annual Compensation for 1995 reflects payments in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile and for taxes on imputed income arising out of premiums paid or reimbursed by the Company in respect of life insurance. The amount shown for Mr. Fox under All Other Compensation for 1995 reflects $51,790 in respect of life insurance premiums and $4,500 in respect of matching contributions under the 401(k) Plan.

     (e) Ms. Dwyer became an executive officer of Products Corporation and of Revlon, Inc. in December 1996. The amount shown for Ms. Dwyer under Bonus for 1997 includes an additional payment of $300,000 pursuant to her employment agreement. The amount shown for Ms. Dwyer under Other Annual Compensation for 1997 reflects payments in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile and payments for taxes on imputed income arising out of premiums paid or reimbursed by the Company in respect of life insurance. The amount shown for Ms. Dwyer under All Other Compensation for 1997 reflects $4,800 in respect of matching contributions under the 401(k) Plan, $10,857 in respect of matching contributions under the Excess Plan and $2,720 in respect of life insurance premiums. The amount shown for Ms. Dwyer under Other Annual Compensation for 1996 reflects $57,264 in expense reimbursements and payments in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile. The amount shown for Ms. Dwyer under All Other Compensation for 1996 reflects matching contributions under the 401(k) Plan.

     (f) Mr. Colomer was an executive officer of Products Corporation and of Revlon, Inc. during 1995, 1996 and 1997. The amount shown for Mr. Colomer under Bonus for 1997 includes $148,815 which is being deferred at Mr. Colomer's election. The amount shown for Mr. Colomer under All Other Compensation for 1997 reflects $59,583 in respect of an expatriate travel and hardship allowance and $3,062 in respect of life insurance premiums. The amount shown for Mr. Colomer under All Other Compensation for 1996 reflects life insurance premiums.

                     OPTION GRANTS IN THE LAST FISCAL YEAR

                  During 1997, the following grants of stock options were made pursuant to the Revlon, Inc. Amended and Restated 1996 Stock Plan (the "Stock Plan") to the executive officers named in the Summary Compensation Table:


                                                                                                                 GRANT DATE
                                                                                                                    VALUE
                                                 INDIVIDUAL GRANTS                                                   (A)
------------------------------- ------------------- ------------------- ---------------- ------------------ --------------------
                                     NUMBER OF
                                    SECURITIES           PERCENT OF
                                    UNDERLYING        TOTAL OPTIONS       EXERCISE OR                       GRANT DATE PRESENT
                                 OPTIONS GRANTED         GRANTED          BASE PRICE         EXPIRATION            VALUE
              NAME                     (#)            TO EMPLOYEES IN       ($/SH)             DATE                  $
                                                       FISCAL YEAR

------------------------------- ------------------- ------------------- ---------------- ------------------ --------------------
George Fellows
President and Chief Executive
Officer (b)                           170,000               11%              $31.375           1/08/07           $2,703,255
------------------------------- ------------------- ------------------- ---------------- ------------------ --------------------
Jerry W. Levin
Chairman of the Board (b)             170,000               11%              $31.375           1/08/07           $2,703,255
------------------------------- ------------------- ------------------- ---------------- ------------------ --------------------
William J. Fox
Senior Executive Vice
President and Chief Financial
Officer (b)                            50,000                3%              $31.375           1/08/07            $795,075
------------------------------- ------------------- ------------------- ---------------- ------------------ --------------------
M. Katherine Dwyer
Senior Vice President (b)             125,000                8%              $31.375           1/08/07           $1,987,688
------------------------------- ------------------- ------------------- ---------------- ------------------ --------------------
Carlos Colomer
Executive Vice President               37,000                2%              $31.375           1/08/07            $588,356

------------------------------- ------------------- ------------------- ---------------- ------------------ --------------------

     The grants made during 1997 under the Stock Plan to Messrs. Fellows, Levin, Fox and Colomer and Ms. Dwyer were made on January 9, 1997 and consist of non-qualified options having a term of 10 years. The options vest 25% each year beginning on the first anniversary of the grant date and will become 100% vested on the fourth anniversary of the grant date and have an exercise price equal to the New York Stock Exchange ("NYSE") closing price per share of Revlon, Inc.'s Class A Common Stock on the grant date, as indicated in the table above. During 1997, Revlon, Inc. also granted an option to purchase 300,000 shares of its Class A Common Stock pursuant to the Stock Plan to Mr. Perelman, Chairman of the Executive Committee. The option will vest in full on the fifth anniversary of the grant date and has an exercise price of $34.875, the NYSE closing price per share of Revlon, Inc.'s Class A Common Stock on April 4, 1997, the date of the grant.

     (a) Present values were calculated using the Black-Scholes option pricing model. The model as applied used the grant date of January 9, 1997. The model also assumes (i) a risk-free rate of return of 6.41%, which was the rate as of the grant date for the U.S. Treasury Zero Coupon Bond issues with a remaining term similar to the expected term of the options, (ii) stock price volatility of 39.34% based upon the volatility of the stock price of Revlon, Inc.'s Class A Common Stock,
          (iii) a constant dividend rate of zero percent and (iv) that the options normally would be exercised on the final day of their seventh year after grant. No adjustments to the theoretical value were made to reflect the waiting period, if any, prior to vesting of the stock options or the transferability (or restrictions related thereto) of the stock options.

     (b) Mr. Fellows served as President during all of 1997 and became Chief Executive Officer in January 1997. Mr. Levin served as Chairman of the Board during all of 1997 and as Chief Executive Officer during January 1997. Mr. Fox was appointed President, Strategic and Corporate Development, Revlon Worldwide in January 1998. Ms. Dwyer was appointed President of Products Corporation's United States Consumer Products business in January 1998.


                      AGGREGATED OPTION EXERCISES IN LAST
                 FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         The following chart shows the number of stock options exercised during 1997 and the 1997 year-end value of the stock options held by the executive officers named in the Summary Compensation Table:


                                                                NUMBER OF SECURITIES UNDERLYING          VALUE OF UNEXERCISED
                                                                 UNEXERCISED OPTIONS AT FISCAL      IN-THE-MONEY OPTIONS AT FISCAL
                                   SHARES          VALUE                  YEAR-END (#)                   YEAR-END EXERCISABLE/
                                 ACQUIRED ON     REALIZED                 EXERCISABLE/                     UNEXERCISABLE (A)
             NAME               EXERCISE (#)        ($)                  UNEXERCISABLE                            ($)
------------------------------- -------------- -------------- ------------------------------------- --------------------------------
George Fellows
President and
Chief Executive Officer               0              0                     0/290,000                          0/2,026,875
------------------------------- -------------- -------------- ------------------------------------- --------------------------------
Jerry W. Levin
Chairman  of the Board                0              0                     0/340,000                          0/2,592,500
------------------------------- -------------- -------------- ------------------------------------- --------------------------------
William J. Fox
Senior Executive Vice
President and
Chief Financial Officer               0              0                     0/100,000                           0/762,500
------------------------------- -------------- -------------- ------------------------------------- --------------------------------
M. Katherine Dwyer
Senior Vice President                 0              0                     0/170,000                          0/1,001,250
------------------------------- -------------- -------------- ------------------------------------- --------------------------------
Carlos Colomer
Executive Vice President              0              0                      0/74,000                           0/564,250
------------------------------- -------------- -------------- ------------------------------------- --------------------------------

(a) Amounts shown represent the market value of the underlying shares of Revlon, Inc.'s Class A Common Stock at year-end calculated using the December 31, 1997 NYSE closing price per share of Class A Common Stock of $35 5/16 minus the exercise price of the stock option. The actual value, if any, an executive may realize is dependent upon the amount by which the market price of shares of Revlon, Inc.'s Class A Common Stock exceeds the exercise price per share when the stock options are exercised. The actual value realized may be greater or less than the value shown in the table.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

         Each of the Chief Executive Officer and the other Named Executive Officers entered into an executive employment agreement with Products Corporation (except Mr. Colomer, who entered into an executive employment agreement with a subsidiary of Products Corporation), which became effective upon consummation of the Revlon IPO, providing for their continued employment. Effective January 1, 1997, Mr. Fellows' employment agreement was amended to provide that he will serve as the President and Chief Executive Officer of Products Corporation and of Revlon, Inc. at a base salary of $1,250,000 for 1997; $1,350,000 for 1998; $1,450,000 for 1999; $1,550,000 for 2000 and
$1,700,000 for 2001 and thereafter, and that management recommend to Revlon, Inc.'s Compensation Committee (the "Compensation Committee") that he be granted options to purchase 170,000 shares of Class A Common Stock each year during the term of the agreement. At any time after January 1, 2001, Products Corporation may terminate the term of Mr. Fellows' agreement by 12 months' prior notice of non-renewal. In connection with his assumption of management responsibility for an affiliate, Mr. Levin and Products Corporation agreed to terminate his employment agreement as of June 30, 1997, with Mr. Levin continuing as Chairman of the

Board of Products Corporation and of Revlon, Inc. (the "Levin Amendment"). Pursuant to the Levin Amendment, Mr. Levin received a base salary of $825,000 for services provided to Products Corporation and Revlon, Inc. in 1997. Effective January 1, 1998, Mr. Colomer's employment agreement was amended to provide that he will serve as Chairman, Revlon Professional Worldwide Strategic Committee and Chairman, Revlon Professional International at a base salary of not less than $700,000 for 1998 and thereafter, and that management recommend to the Compensation Committee that he be granted options to purchase 37,000 shares of Class A Common Stock each year during the term of the agreement. Mr. Colomer's agreement further provides that at any time on or after the second anniversary of the effective date of his agreement, Products Corporation may terminate the term by 12 months' prior notice of non-renewal. Mr. Fox's agreement provides for a base salary of not less than $750,000 and that management recommend to the Compensation Committee that Mr. Fox be granted options to purchase 50,000 shares of Class A Common Stock each year during the term of the agreement, and further provides that at any time on or after the second anniversary of the effective date of his agreement, Products Corporation may terminate the term by 12 months' prior notice of non-renewal. Effective January 1, 1998, Mr. Fox was appointed President, Strategic and Corporate Development, Revlon Worldwide, and Chief Executive Officer, Revlon Technologies. Effective January 1, 1998, Ms. Dwyer's employment agreement was amended to provide that she will serve as President of Products Corporation's United States Consumer Products business at a base salary of $875,000 per annum for 1998 to be increased as of January 1 of each year by not less than $75,000, and that management recommend to the Compensation Committee that she be granted options to purchase 75,000 shares of Class A Common Stock each year during the term of the agreement. At any time on or after the fourth anniversary of the effective date of her agreement, Products Corporation may terminate Ms. Dwyer's agreement by 12 months' prior notice of non-renewal. All of the agreements currently in effect provide for participation in the Executive Bonus Plan, continuation of life insurance and executive medical insurance coverage in the event of permanent disability and participation in other executive benefit plans on a basis equivalent to senior executives of the Company generally. Pursuant to the Levin Amendment, Mr. Levin is entitled to continued disability insurance and life insurance as well as certain other benefits. The agreements with Messrs. Fellows and Colomer and Ms. Dwyer provide for Company-paid supplemental term life insurance during employment in the amount of three times base salary, while the terms of the agreements with Mr. Levin and Mr. Fox provide that, in lieu of any participation in Company-paid pre-retirement life insurance coverage, Products Corporation will pay premiums and gross ups for taxes thereon in respect of, in the case of Mr. Levin, whole life insurance policies on his life in the amount of $14,100,000 under a split dollar arrangement pursuant to which Products Corporation would be repaid the amount of premiums it paid up to the cash surrender value of the policies from insurance proceeds payable under the policies and, in the case of Mr. Fox, a whole life insurance policy on his life in the amount of $5,000,000 under an arrangement providing for all insurance proceeds to be paid to the designated beneficiary under such policy. The agreements currently in effect provide that in the event of termination of the term of the relevant executive employment agreement by Products Corporation (otherwise than for "cause" as defined in the employment agreements or disability) or by the executive for failure of the Compensation Committee to adopt and implement the recommendations of management with respect to stock option grants, the executive would be entitled to severance pursuant to and subject to the terms of the Executive Severance Policy as in effect on January 1, 1997 (see "--Executive Severance Policy") (or, at his or her election, to continued base salary payments throughout the term in the case of Mr. Fellows and Ms. Dwyer). In addition, the employment agreement with Mr. Fellows provides that if he remains continuously employed by Products Corporation or its affiliates until age 60, then upon any subsequent retirement he will be entitled to a supplemental pension benefit in a sufficient amount so that his annual pension benefit from all qualified and non-qualified pension plans of Products Corporation and its affiliates (expressed as a straight life annuity) equals $500,000. Upon any earlier retirement with Products Corporation's consent or any earlier termination of employment by Products Corporation otherwise than for "good reason" (as defined in the Executive Severance Policy), Mr. Fellows will be entitled to a reduced annual payment in an amount equal to the product of multiplying $28,540 by the number of anniversaries, as of the date of retirement or termination, of Mr. Fellows' fifty-third birthday (but in no event more than would have been payable to Mr. Fellows under the foregoing provision had he retired at age 60). In each case, Products Corporation reserves the right to treat Mr. Fellows as having deferred payment of pension for purposes of computing such supplemental payments.

         As of December 31, 1997, 1996, and 1995, Mr. Colomer had a loan outstanding from Products Corporation's subsidiary in Spain in the amount of
25.0 million Spanish pesetas (approximately $165,050 U.S. dollar equivalent as of December 31, 1997) dating from 1991 pursuant to a management retention program grandfathered under a 1992 change in the Spanish tax law which currently covers certain executives of such subsidiary, including Mr. Colomer. Pursuant to this management retention program, outstanding loans do not bear interest but an amount equal to the one-year government bond interest rate in effect at the beginning of the year is deducted from the executives' annual compensation, and loans must be repaid in full upon termination of employment. The amount deducted from Mr. Colomer's compensation was 1.4 million Spanish pesetas (approximately $9,210 U.S. dollar equivalent as of December 31, 1997) for 1997; 2.15 million Spanish pesetas (approximately $16,988 U.S. dollar equivalent as of December 31, 1996) for 1996 and 2.25 million Spanish pesetas (approximately $18,097 U.S. dollar equivalent as of December 31, 1995) for 1995.

EXECUTIVE SEVERANCE POLICY

         Products Corporation's Executive Severance Policy, as amended effective January 1, 1996, provides that upon termination of employment of eligible executive employees, including the Chief Executive Officer and the other Named Executive Officers, other than voluntary resignation or termination by Products Corporation for good reason, in consideration for the execution of a release and confidentiality agreement and Products Corporation's standard Employee Agreement as to Confidentiality and Non-Competition (the "Non-Competition Agreement"), the eligible executive will be entitled to receive, in lieu of severance under any employment agreement then in effect or under Products Corporation's basic severance plan, a number of months of severance pay in semi-monthly installments based upon such executive's grade level and years of service reduced by the amount of any compensation from subsequent employment, unemployment compensation or statutory termination payments received by such executive during the severance period, and, in certain circumstances, by the actuarial value of enhanced pension benefits received by the executive, as well as continued participation in medical and certain other benefit plans for the severance period (or in lieu thereof, upon commencement of subsequent employment, a lump sum payment equal to the then present value of 50% of the amount of base salary then remaining payable through the balance of the severance period). Pursuant to the Executive Severance Policy, upon meeting the conditions set forth therein, Messrs. Fellows, Levin, Fox and Colomer and Ms. Dwyer would be entitled to severance pay equal to two years of base salary at the rate in effect on the date of employment termination plus continued participation in the medical and dental plans for two years on the same terms as active employees.

DEFINED BENEFIT PLANS

         The following table shows the estimated annual retirement benefits payable (as of December 31, 1997) at normal retirement age (65) to a person retiring with the indicated average compensation and years of credited service, on a straight life annuity basis, after Social Security offset, under the Revlon Employees' Retirement Plan (the "Retirement Plan"), including amounts attributable to the Pension Equalization Plan, each as described below:


HIGHEST CONSECUTIVE FIVE-YEAR
 AVERAGE COMPENSATION DURING
                                             ESTIMATED ANNUAL STRAIGHT LIFE ANNUITY BENEFITS AT RETIREMENT
                                                     WITH INDICATED YEARS OF CREDITED SERVICE (a)
                                     ------------------------------------------------------------------------------
        FINAL 10 YEARS                  15                20               25               30                35
-------------------------------      --------          --------         ---------         --------         --------
            600,000                  $151,974          $202,632          $253,290         $303,948         $303,948
            700,000                   177,974           237,299           296,623          355,948          355,948
            800,000                   203,974           271,965           339,957          407,948          407,948
            900,000                   229,974           306,632           383,290          459,948          459,948
          1,000,000                   255,974           341,299           426,623          500,000          500,000
          1,100,000                   281,974           375,965           469,957          500,000          500,000
          1,200,000                   307,974           410,632           500,000          500,000          500,000
          1,300,000                   333,974           445,299           500,000          500,000          500,000
          1,400,000                   359,974           479,965           500,000          500,000          500,000
          1,500,000                   385,974           500,000           500,000          500,000          500,000
          2,000,000                   500,000           500,000           500,000          500,000          500,000
          2,500,000                   500,000           500,000           500,000          500,000          500,000

(a) The normal form of benefit for the Retirement Plan and the Pension Equalization Plan is a straight life annuity.

         The Retirement Plan is intended to be a tax qualified defined benefit plan. Retirement Plan benefits are a function of service and final average compensation. The Retirement Plan is designed to provide an employee having 30 years of credited service with an annuity generally equal to 52% of final average compensation, less 50% of estimated individual Social Security benefits. Final average compensation is defined as average annual base salary and bonus (but not any part of bonuses in excess of 50% of base salary) during the five consecutive calendar years in which base salary and bonus (but not any part of bonuses in excess of 50% of base salary) were highest out of the last 10 years prior to retirement or earlier termination. Except as otherwise indicated, credited service only includes all periods of employment with the Company or a subsidiary prior to retirement. The base salaries and bonuses of each of the Chief Executive Officer and the other Named Executive Officers are set forth in the Summary Compensation Table under columns entitled "Salary" and "Bonus," respectively.

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

         The number of years of credited service under the Retirement Plan and the Pension Equalization Plan as of January 1, 1998 (rounded to full years) for Mr. Fellows is nine years (which includes credit for prior service with Holdings), for Mr. Fox is 14 years (which includes credit for service with MacAndrews Holdings) and for Ms. Dwyer is four years, and as of June 30, 1997 for Mr. Levin is eight years (which includes credit for service with MacAndrews Holdings). Pursuant to the Levin Amendment, Mr. Levin retains all benefits under the Retirement Plan and the Pension Equalization Plan accrued by him as of June 30, 1997. Mr. Colomer does not participate in the Retirement Plan or the Pension Equalization Plan. Mr. Colomer participates in the Revlon Foreign Service Employees Pension Plan (the "Foreign Pension Plan"). The Foreign Pension Plan is a non-qualified defined benefit plan. The Foreign Pension Plan is designed to provide an employee with 2% of final average salary for each year of credited service, up to a maximum of 30 years, reduced by the sum of all other Company-provided retirement benefits and social security or other government-provided retirement benefits. Credited service includes all periods of employment with the Company or a subsidiary prior to retirement. Final average salary is defined as average annual base salary during the five consecutive calendar years in which base salary was highest out of the last 10 years prior to retirement. The normal form of payment under the Foreign Pension Plan is a life annuity. Mr. Colomer's credited service as of January 1, 1998 (rounded to full years) under the Foreign Pension Plan is 18 years (which includes credit for service with Holdings).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         For 1997, the executive officers of Products Corporation were compensated for services rendered to Products Corporation and its subsidiaries, participated in benefit plans sponsored by Products Corporation and received grants of options under the Stock Plan. Revlon, Inc.'s Compensation Committee (of which Messrs. Drapkin and Gittis are members) performed the functions of a Compensation Committee for Products Corporation with respect to determining compensation of executive officers of Products Corporation.

         Products Corporation has used an airplane which is owned by a corporation of which Messrs. Gittis and Drapkin are the sole stockholders. See "Certain Relationships and Related Transactions - Other."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Revlon, Inc. beneficially owns all of the outstanding shares of common stock of Products Corporation. No other director, executive officer or other person beneficially owns any shares of Products Corporation's common stock. Through REV Holdings, the parent of Revlon, Inc., Ronald O. Perelman, 35 East 62nd Street, New York, New York 10021, through MacAndrews Holdings, a corporation wholly owned indirectly through Mafco Holdings (Mafco Holdings, together with MacAndrews Holdings, "MacAndrews & Forbes"), beneficially owns 11,250,000 shares of Class A Common Stock of Revlon, Inc. (representing 56.6% of the outstanding shares of Class A Common Stock of Revlon, Inc.) and all of the outstanding 31,250,000 shares of Class B Common Stock of Revlon, Inc., which together represent 83.1% of the outstanding shares of Revlon, Inc.'s common stock and have approximately 97.4% of the combined voting power of the outstanding shares of Revlon, Inc.'s common stock. All of the shares of Revlon, Inc. common stock owned by REV Holdings are pledged by REV Holdings to secure obligations, and shares of intermediate holding companies are or may from time to time be pledged to secure obligations of Mafco Holdings or its affiliates.

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

TRANSFER AGREEMENTS

         In June 1992, Revlon, Inc. and Products Corporation entered into an asset transfer agreement with Holdings and certain of its wholly owned subsidiaries (the "Asset Transfer Agreement"), and Revlon, Inc. and Products Corporation entered into a real property asset transfer agreement with Holdings (the "Real Property Transfer Agreement" and, together with the Asset Transfer Agreement, the "Transfer Agreements"), and pursuant to such agreements, on June 24, 1992 Holdings transferred assets to Products Corporation and Products Corporation assumed all the liabilities of Holdings, other than certain specifically excluded assets and liabilities (the liabilities excluded are referred to as the "Excluded Liabilities"). Holdings retained the Retained Brands. Holdings agreed to indemnify Revlon, Inc. and Products Corporation against losses arising from the Excluded Liabilities, and Revlon, Inc. and Products Corporation agreed to indemnify Holdings against losses arising from the liabilities assumed by

Products Corporation. The amount reimbursed by Holdings to Products Corporation for the Excluded Liabilities for 1997 was $0.4 million.

OPERATING SERVICES AGREEMENT

         In June 1992, Revlon, Inc., Products Corporation and Holdings entered into an operating services agreement (as amended and restated, and as subsequently amended, the "Operating Services Agreement") pursuant to which Products Corporation manufactures, markets, distributes, warehouses and administers, including the collection of accounts receivable, the Retained Brands for Holdings. Pursuant to the Operating Services Agreement, Products Corporation is reimbursed an amount equal to all of its and Revlon, Inc.'s direct and indirect costs incurred in connection with furnishing such services, net of the amounts collected by Products Corporation with respect to the Retained Brands, payable quarterly. The net amount reimbursed by Holdings to Products Corporation for such direct and indirect costs for 1997 was $1.4 million. Holdings also pays Products Corporation a fee equal to 5% of the net sales of the Retained Brands, payable quarterly. The fees paid by Holdings to Products Corporation pursuant to the Operating Services Agreement for services with respect to the Retained Brands for 1997 was approximately $0.3 million.

REIMBURSEMENT AGREEMENTS

         Revlon, Inc., Products Corporation and MacAndrews Holdings have entered into reimbursement agreements (the "Reimbursement Agreements") pursuant to which (i) MacAndrews Holdings is obligated to provide (directly or through affiliates) certain professional and administrative services, including employees, to Revlon, Inc. and its subsidiaries, including Products Corporation, and purchase services from third party providers, such as insurance and legal and accounting services, on behalf of Revlon, Inc. and its subsidiaries, including Products Corporation, to the extent requested by Products Corporation, and (ii) Products Corporation is obligated to provide certain professional and administrative services, including employees, to MacAndrews Holdings (and its affiliates) and purchase services from third party providers, such as insurance and legal and accounting services, on behalf of MacAndrews Holdings (and its affiliates) to the extent requested by MacAndrews Holdings, provided that in each case the performance of such services does not cause an unreasonable burden to MacAndrews Holdings or Products Corporation, as the case may be. The Company reimburses MacAndrews Holdings for the allocable costs of the services purchased for or provided to the Company and its subsidiaries and for reasonable out-of-pocket expenses incurred in connection with the provision of such services. MacAndrews Holdings (or such affiliates) reimburses the Company for the allocable costs of the services purchased for or provided to MacAndrews Holdings (or such affiliates) and for the reasonable out-of-pocket expenses incurred in connection with the purchase or provision of such services. In addition, in connection with certain insurance coverage provided by MacAndrews Holdings, Products Corporation obtained letters of credit (which aggregated approximately $27.7 million as of December 31, 1997) to support certain self-funded risks of MacAndrews Holdings and its affiliates, including the Company, associated with such insurance coverage. The costs of such letters of credit are allocated among, and paid by, the affiliates of MacAndrews Holdings, including the Company, which participate in the insurance coverage to which the letters of credit relate. The Company expects that these self-funded risks will be paid in the ordinary course and, therefore, it is unlikely that such letters of credit will be drawn upon. MacAndrews Holdings has agreed to indemnify Products Corporation to the extent amounts are drawn under any of such letters of credit with respect to claims for which neither Revlon, Inc. nor Products Corporation is responsible. The net amount reimbursed by MacAndrews Holdings to the Company for the services provided under the Reimbursement Agreements for 1997 was $4.0 million. Each of Revlon, Inc. and Products Corporation, on the one hand, and MacAndrews Holdings, on the other, has agreed to indemnify the other party for losses arising out of the provision of services by it under the Reimbursement Agreements other than losses resulting from its willful misconduct or gross negligence. The Reimbursement Agreements may be terminated by either party on 90 days' notice. The Company does not intend to request services under the Reimbursement Agreements unless their costs would be at least as favorable to the Company as could be obtained from unaffiliated third parties.

TAX SHARING AGREEMENT

         Revlon, Inc. and Products Corporation, for federal income tax purposes, are included in the affiliated group of which Mafco Holdings is the common parent, and Revlon, Inc.'s and Products Corporation's federal taxable income and loss are included in such group's consolidated tax return filed by Mafco Holdings. Revlon, Inc. and Products Corporation also may be included in certain state and local tax returns of Mafco Holdings or its subsidiaries. In June 1992, Holdings, Revlon, Inc., Products Corporation and certain of its subsidiaries and Mafco Holdings entered into a tax sharing agreement (as subsequently amended, the "Tax Sharing Agreement"), pursuant to which Mafco Holdings has agreed to indemnify Revlon, Inc. and Products Corporation against federal, state or local income tax liabilities of the consolidated or combined group of which Mafco Holdings (or a subsidiary of Mafco Holdings other than Revlon, Inc. and Products Corporation or its subsidiaries) is the common parent for taxable periods beginning on or after January 1, 1992 during which Revlon, Inc. and Products Corporation or a subsidiary of Products Corporation is a member of such group. Pursuant to the Tax Sharing Agreement, for all taxable periods beginning on or after January 1, 1992, Products Corporation will pay to Revlon, Inc., which in turn will pay to Holdings, amounts equal to the taxes that Products Corporation would otherwise have to pay if it were to file separate federal, state or local income tax returns (including any amounts determined to be due as a result of a redetermination arising from an audit or otherwise of the consolidated or combined tax liability relating to any such period which is attributable to Products Corporation), except that Products Corporation will not be entitled to carry back any losses to taxable periods ending prior to January 1, 1992. No payments are required by Products Corporation or Revlon, Inc. if and to the extent Products Corporation is prohibited under the Credit Agreement from making tax sharing payments to Revlon, Inc. The Credit Agreement prohibits Products Corporation from making such tax sharing payments other than in respect of state and local income taxes. Since the payments to be made by Products Corporation under the Tax Sharing Agreement will be determined by the amount of taxes that Products Corporation would otherwise have to pay if it were to file separate federal, state or local income tax returns, the Tax Sharing Agreement will benefit Mafco Holdings to the extent Mafco Holdings can offset the taxable income generated by Products Corporation against losses and tax credits generated by Mafco Holdings and its other subsidiaries. There were no cash payments in respect of federal taxes made by Products Corporation pursuant to the Tax Sharing Agreement for 1997. Products Corporation has a liability of $0.9 million to Revlon, Inc. in respect of federal taxes for 1997 under the Tax Sharing Agreement.

OTHER

         Pursuant to a lease dated April 2, 1993 (the "Edison Lease"), Holdings leases to Products Corporation the Edison research and development facility for a term of up to 10 years with an annual rent of $1.4 million and certain shared operating expenses payable by Products Corporation which, together with the annual rent, are not to exceed $2.0 million per year. Pursuant to an assumption agreement dated February 18, 1993, Holdings agreed to assume all costs and expenses of the ownership and operation of the Edison facility as of January 1, 1993, other than (i) the operating expenses for which Products Corporation is responsible under the Edison Lease and (ii) environmental claims and compliance costs relating to matters which occurred prior to January 1, 1993 up to an amount not to exceed $8.0 million (the amount of such claims and costs for which Products Corporation is responsible, the "Environmental Limit"). In addition, pursuant to such assumption agreement, Products Corporation agreed to indemnify Holdings for environmental claims and compliance costs relating to matters which occurred prior to January 1, 1993 up to an amount not to exceed the Environmental Limit and Holdings agreed to indemnify Products Corporation for environmental claims and compliance costs relating to matters which occurred prior to January 1, 1993 in excess of the Environmental Limit and all such claims and costs relating to matters occurring on or after January 1, 1993. Pursuant to an occupancy agreement, during 1997 Products Corporation rented from Holdings a portion of the administration building located at the Edison facility and space for a retail store of Products Corporation. Products Corporation provides certain administrative services, including accounting, for Holdings with respect to the Edison facility pursuant to which Products Corporation pays on behalf of Holdings costs associated with the Edison facility and is reimbursed by Holdings for such costs, less the amount owed by Products Corporation to Holdings pursuant to the Edison Lease and the occupancy agreement. The net amount reimbursed by Holdings to Products Corporation for such costs with respect to the Edison facility for 1997 was $0.7 million.

         During 1997, a subsidiary of Products Corporation sold an inactive subsidiary to an affiliate for approximately $1.0 million.

         Effective July 1, 1997, Holdings contributed to Products Corporation substantially all of the assets and liabilities of the Bill Blass business not already owned by Products Corporation. The contributed assets approximated the contributed liabilities and were accounted for at historical cost in a manner similar to that of a pooling of interests and, accordingly, prior period financial statements were restated as if the contribution took place prior to the beginning of the earliest period presented.

         In June 1997, Products Corporation borrowed from Holdings approximately $0.5 million, representing certain amounts received by Holdings from the sale of a brand and inventory relating thereto. Such amount is evidenced by a noninterest bearing promissory note. Holdings agreed not to demand payment under such note so long as any indebtedness remains outstanding under Products Corporation's Credit Agreement.

         On February 2, 1998, Revlon Escrow issued and sold the Notes in a private placement, with the net proceeds deposited into escrow. The proceeds from the sale of the Notes will be used to finance the redemptions of the Old Notes. Products Corporation delivered a redemption notice to the holders of the Senior Subordinated Notes for the redemption of the Senior Subordinated Notes on March 4, 1998, at which time Products Corporation consummated the 8-5/8% Notes Assumption, and to the holders of the Senior Notes for the redemption of the Senior Notes on April 1, 1998, at which time Products Corporation will consummate the 8-1/8% Notes Assumption. On or before March 19, 1998 either Revlon Escrow or Products Corporation is required to file a registration statement with the Commission with respect to the Exchange Offer, which is expected to occur on or before July 2, 1998. In connection with these matters, Products Corporation entered into a Purchase Agreement and a Registration Agreement with Revlon Escrow and the initial purchasers of the Notes and entered into an agreement with Revlon Escrow pursuant to which each of Products Corporation and Revlon Escrow agree to take all actions required under the Purchase Agreement, the Registration Agreement and the other documents governing the sale of the Notes, the redemptions of the Old Notes and the Assumption within the periods prescribed in order to effect such transactions in accordance with their terms. A nationally recognized investment banking firm rendered its written opinion that the Assumption, upon consummation of the redemptions of the Old Notes, and the subsequent release from escrow to Products Corporation of any remaining net proceeds from the sale of the Notes are fair from a financial standpoint to Products Corporation under the indenture governing the 1999 Notes.

         During 1997, Products Corporation leased certain facilities to MacAndrews & Forbes or its affiliates pursuant to occupancy agreements and leases. These included space at Products Corporation's New York headquarters and at Products Corporation's offices in London and Hong Kong. The rent paid by MacAndrews & Forbes or its affiliates to Products Corporation for such leases and agreements for 1997 was $3.8 million.

         Products Corporation's Credit Agreement is supported by, among other things, guarantees from Holdings and certain of its subsidiaries. The obligations under such guarantees are secured by, among other things, (i) the capital stock and certain assets of certain subsidiaries of Holdings and (ii) a mortgage on Holdings' Edison, New Jersey facility.

         Products Corporation borrows funds from its affiliates from time to time to supplement its working capital borrowings. No such borrowings were outstanding as of December 31, 1997. The interest rates for such borrowings are more favorable to Products Corporation than interest rates under the Credit Agreement and, for borrowings occurring prior to the execution of the Credit Agreement, the credit facility in effect at the time of such borrowing. The amount of interest paid by Products Corporation for such borrowings for 1997 was $0.6 million.

         During 1997, Products Corporation used an airplane owned by a corporation of which Messrs. Gittis and Drapkin are the sole stockholders, for which Products Corporation paid approximately $0.2 million.

         During 1997, Products Corporation purchased products from an affiliate, for which it paid approximately $0.9 million.

         During 1997, Products Corporation provided licensing services to an affiliate, for which Products Corporation has been paid approximately $0.7 million.

         An affiliate of Products Corporation assembles lipstick cases for Products Corporation. Products Corporation paid approximately $0.9 million for such services in 1997.

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

3.3 Amended and Restated By-Laws of Products Corporation dated January 30, 1997 (Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K for the year ended December 31, 1996 of Products Corporation).

4.                INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,
                  INCLUDING INDENTURES.

4.1 Indenture, dated as of February 15, 1993, between Products Corporation and The Bank of New York, as Trustee, relating to Products Corporation's 10 1/2 % Series B Senior Subordinated Notes Due 2003. (Incorporated by reference to Exhibit 4.31 to the Registration Statement on Form S-1 of Products Corporation filed with the Securities and Exchange Commission on March 17, 1993, File No. 33-59650).

4.2 Indenture, dated as of April 1, 1993, between Products Corporation and NationsBank of Georgia, National Association, as Trustee, relating to the Products Corporation's 9 3/8 % Senior Notes Due 2001 and Products Corporation's 9 3/8 % Series B Senior Notes Due 2001. (Incorporated by reference to
                  Exhibit 4.28 to the Amendment No. 1 to the Registration Statement on Form S-1 of Products Corporation as filed with the Securities and Exchange Commission on April 13, 1993, (File No. 33-59650)).

4.3 Indenture dated as of June 1, 1993, between Products Corporation and NationsBank of Georgia, National Association, as Trustee, relating to Products Corporation's 9 1/2 % Senior Notes Due 1999. (Incorporated by reference to Exhibit 4.31 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1993 of Products Corporation).

4.4 Second Amended and Restated Credit Agreement dated as of December 22, 1994, between Pacific Finance & Development Corp. and the Long-Term Credit Bank of Japan, Ltd. (the "Yen Credit Agreement"). (Incorporated by reference to Exhibit
                  4.32 to the Annual Report on Form 10-K for the year ended December 31, 1994 of Products Corporation (the "Products Corporation 1994 10-K")).

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
4.5 First Amendment and Consent, dated as of March 10, 1997, with respect to the Yen Credit Agreement. (Incorporated by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 of Revlon, Inc. (the "Revlon 1997 First Quarter 10-Q")).

4.6 Third Amended and Restated Credit Agreement, dated as of June 30, 1997, between Pacific Finance and Development Corporation and the Long-Term Credit Bank, Ltd. (Incorporated by reference to Exhibit 4.11 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 of Revlon, Inc. (the "Revlon 1997 Second Quarter 10-Q")).

4.7 Amended and Restated Credit Agreement, dated as of May 30, 1997, among Products Corporation, The Chase Manhattan Bank, Citibank N.A., Lehman Commerical Paper Inc., Chase Securities Inc. and the lenders party thereto (the "Credit Agreement"). (Incorporated by reference to Exhibit 4.23 to Amendment No. 2 to the Form S-1 of Revlon Worldwide (Parent) Corporation, filed with the Securities and Exchange Commission on June 26, 1997. (File No. 333-23451)).

4.8 First Amendment, dated as of January 29, 1998, to the Credit Agreement. (Incorporated by reference to Exhibit 4.8 to the Annual Report for the year ended December 31, 1997 of Revlon, Inc. (the "Revlon 1997 10-K")).

10.               MATERIAL CONTRACTS.

10.1 Purchase and Sale Agreement and Amendment thereto by and between Products Corporation and Holdings, each dated as of February 18, 1993, relating to the Edison, New Jersey facility. (Incorporated by reference to Exhibit 4.22 to the Products Corporation 1992 10-K).

10.2 Asset Transfer Agreement, dated as of June 24, 1992, among Holdings, National Health Care Group, Inc., Charles of the Ritz Group Ltd., Products Corporation and Revlon, Inc. (Incorporated by reference to Exhibit 10.1 to the Amendment No. 1 to the Revlon Form S-1 filed with the Securities and Exchange Commission on June 29, 1992. (File No. 33-47100) (the "Revlon 1992 Amendment No. 1").

10.3 Real Property Asset Transfer Agreement, dated as of June 24, 1992, among Holdings, Revlon, Inc. and Products Corporation. (Incorporated by reference to Exhibit 10.2 to the Revlon 1992 Amendment No. 1).

10.4 Assumption Agreement and Amendment thereto by and between Products Corporation and Holdings, each dated as of February 18, 1993, relating to the Edison, New Jersey facility. (Incorporated by reference to Exhibit 4.23 to the Products Corporation 1992 10-K).

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

10.7 Second Amendment, dated as of January 1, 1997, to the Tax Sharing Agreement. (Incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 1996 of Revlon, Inc. (the "Revlon 1996 10-K")).

10.8 Agreement by The Cosmetic Center, Inc. to be bound by the Tax Sharing Agreement, dated April 25, 1997. (Incorporated by reference to Exhibit 10.8 to the Revlon 1997 10-K).

10.9 Second Amended and Restated Operating Services Agreement by and among Holdings, Revlon, Inc. and Products Corporation, as of January 1, 1996 (the "Operating Services Agreement"). (Incorporated by reference to Exhibit 10.8 to the Revlon 1996 10-K).

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
10.10 Amendment to the Operating Services Agreement, dated as of July 1, 1997. (Incorporated by reference to Exhibit 10.10 to the Revlon 1997 10-K).

10.11 Employment Agreement dated as of January 1, 1996 between Products Corporation and Jerry W. Levin (the "Levin Employment Agreement") (Incorporated by reference to Exhibit
                  10.10 to the Annual Report on Form 10-K for the year ended December 31, 1995 of Products Corporation (the "Products Corporation 1995 10-K").

10.12 Amendment, effective June 30, 1997, to the Levin Employment Agreement. (Incorporated by reference to Exhibit 10.12 to the Revlon 1997 10-K).

10.13 Employment Agreement dated as of January 1, 1997 between Products Corporation and George Fellows. (Incorporated by reference to Exhibit 10.10 to the Revlon 1997 First Quarter 10-Q).

10.14 Employment Agreement dated as of January 1, 1996 between Products Corporation and William J. Fox. (Incorporated by reference to Exhibit 10.12 to the Products Corporation 1995 10-K).

10.15 Employment Agreement dated as of January 1, 1996 between RIROS Corporation and Carlos Colomer Casellas. (the "Colomer Employment Agreement") (Incorporated by reference to Exhibit
                  10.13 to the Products Corporation 1995 10-K).

10.16 Amendment, effective January 1, 1998, to the Colomer Employment Agreement. (Incorporated by reference to Exhibit
                  10.16 to the Revlon 1997 10-K).

10.17 Employment Agreement dated as of January 1, 1998 between Products Corporation and M. Katherine Dwyer. (Incorporated by reference to Exhibit 10.17 to the Revlon 1997 10-K).

10.18 Revlon Employees' Savings, Investment and Profit Sharing Plan effective as of January 1, 1997. (Incorporated by reference to Exhibit 10.18 to the Revlon 1997 10-K).

10.19 Revlon Employees' Retirement Plan as amended and restated December 19, 1994. (Incorporated by reference to Exhibit
                  10.15 to the Products Corporation 1994 10-K).

10.20 Amended and Restated Revlon Pension Equalization Plan, effective January 1, 1996. (Incorporated by reference to Exhibit 10.17 to the Amendment No. 4 to the Revlon Form S-1 filed with the Securities and Exchange Commission on February 26, 1996 (File No. 33-99558)).

10.21 Executive Supplemental Medical Expense Plan Summary dated July 1991. (Incorporated by reference to Exhibit 10.18 to the Form S-1 of Revlon, Inc. filed with the Securities and Exchange Commission on May 22, 1992 (File No. 33-47100) (the "Revlon 1992 Form S-1").

10.22 Description of Post Retirement Life Insurance Program for Key Executives. (Incorporated by reference to Exhibit 10.19 to the Revlon 1992 Form S-1).

10.23 Benefit Plans Assumption Agreement dated as of July 1, 1992, by and among Holdings, Revlon, Inc. and Products Corporation. (Incorporated by reference to Exhibit 10.25 to the Products Corporation 1992 10-K).

10.24             Revlon Executive Bonus Plan effective January 1, 1997.
                  (Incorporated by reference to Exhibit 10.20 to the Revlon 1996 10-K).

10.25 Revlon Executive Deferred Compensation Plan, amended as of October 15, 1993. (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 1993 of Products Corporation.

10.26             Revlon Executive Severance Policy effective January 1, 1996.
                  (Incorporated by reference to Exhibit 10.23 to the Amendment No. 3 to the Revlon 1995 Form S-1 filed with the Securities and Exchange Commission on February 5, 1996).

10.27 Revlon, Inc. 1996 Stock Plan, amended and restated as of December 17, 1996. (Incorporated by reference to Exhibit
                  10.23 to the Revlon 1996 10-K).

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
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

*24.3             Power of Attorney of Jerry W. Levin.

*24.4             Power of Attorney of Howard Gittis.

*24.5             Power of Attorney of Edward J. Landau, Esq.

*24.6             Power of Attorney of Irwin Engelman.

*24.7             Power of Attorney of William J. Fox.

--------------------

*Filed herewith.

(b)      Reports on Form 8-K

         Revlon Consumer Products Corporation filed no reports on Form 8-K during the fiscal year ended December 31, 1997.

             REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                      Page
                                                                                      ----
Independent Auditors' Report..........................................................F-2

AUDITED FINANCIAL STATEMENTS:

    Consolidated Balance Sheets as of December 31, 1997 and 1996......................F-3
    Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 1997.................................................F-4
    Consolidated Statements of Stockholder's Deficiency for each of the years in the three-year period ended December 31, 1997.................................F-5
    Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1997................................................F-6
    Notes to Consolidated Financial Statements........................................F-7

FINANCIAL STATEMENT SCHEDULE:

    Schedule II--Valuation and Qualifying Accounts....................................F-31

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholder
Revlon Consumer Products Corporation:

We have audited the accompanying consolidated balance sheets of Revlon Consumer Products Corporation and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholder's deficiency and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements we have also audited the financial statement schedule as listed on the index on page F-1. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Revlon Consumer Products Corporation and its subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                       KPMG PEAT MARWICK LLP

New York, New York
January 23, 1998

            REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                 (dollars in millions, except per share data)

                                                                      DECEMBER 31,    DECEMBER 31,
                               ASSETS                                     1997            1996
                                                                     -------------- --------------
Current assets:
 Cash and cash equivalents..........................................    $   42.8        $   38.6
 Trade receivables, less allowances of $25.9 and $24.9,
   respectively.....................................................       493.9           426.8
 Inventories........................................................       349.3           281.1
 Prepaid expenses and other.........................................        99.3            75.3
                                                                     -------------- --------------
  Total current assets..............................................       985.3           821.8
Property, plant and equipment, net..................................       378.2           381.1
Other assets........................................................       143.7           139.2
Intangible assets, net..............................................       329.2           280.6
                                                                     -------------- --------------
  Total assets......................................................    $1,836.4        $1,622.7
                                                                     ============== ==============

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Current liabilities:
 Short-term borrowings - third parties..............................    $   42.7        $   27.1
 Current portion of long-term debt-third parties....................         5.5             8.8
 Accounts payable...................................................       195.5           161.9
 Accrued expenses and other.........................................       366.1           366.2
                                                                     -------------- --------------
  Total current liabilities.........................................       609.8           564.0
Long-term debt-third parties........................................     1,427.8         1,321.8
Long-term debt-affiliates...........................................        30.9            30.4
Other long-term liabilities.........................................       224.6           202.8

Stockholder's deficiency:
 Preferred stock, par value $1.00 per share; 1,000 shares
  authorized, 546 issued and outstanding............................        54.6            54.6
 Common stock, par value $1.00 per share; 1,000 shares authorized,
  issued and outstanding............................................           -               -
 Capital deficiency.................................................      (230.8)         (231.1)
 Accumulated deficit since June 24, 1992............................      (256.8)         (301.6)
 Adjustment for minimum pension liability...........................        (4.5)          (12.4)
 Currency translation adjustment....................................       (19.2)           (5.8)
                                                                     -------------- --------------
  Total stockholder's deficiency....................................      (456.7)         (496.3)
                                                                     -------------- --------------
  Total liabilities and stockholder's deficiency....................    $1,836.4        $1,622.7
                                                                     ============== ==============

               See Notes to Consolidated Financial Statements.

            REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in millions)

                                                         YEAR ENDED DECEMBER 31,
                                                    ----------------------------------
                                                       1997        1996       1995
                                                    ---------- ----------  ----------
Net sales .........................................  $2,390.9    $2,169.5   $1,940.0
Cost of sales .....................................     832.1       726.5      653.0
                                                    ---------- ----------  ----------
 Gross profit......................................   1,558.8     1,443.0    1,287.0
Selling, general and administrative expenses  .....   1,336.7     1,241.6    1,141.4
Business consolidation costs and other, net  ......       7.6           -          -
                                                    ---------- ----------  ----------
  Operating income.................................     214.5       201.4      145.6
                                                    ---------- ----------  ----------
Other expenses (income):
 Interest expense .................................     136.2       133.4      142.6
 Interest and net investment income ...............      (3.0)       (3.4)      (4.9)
 Gain on sale of subsidiary stock .................      (6.0)          -          -
 Amortization of debt issuance costs ..............       6.7         8.3       11.0
 Foreign currency losses, net .....................       6.4         5.7       10.9
 Miscellaneous, net ...............................       5.1         6.3        1.8
                                                    ---------- ----------  ----------
  Other expenses, net .............................     145.4       150.3      161.4
                                                    ---------- ----------  ----------
Income (loss) before income taxes .................      69.1        51.1      (15.8)
Provision for income taxes ........................       9.4        25.5       25.4
                                                    ---------- ----------  ----------
Income (loss) before extraordinary item  ..........      59.7        25.6      (41.2)
Extraordinary items-early extinguishment of debt ..     (14.9)       (6.6)         -
                                                    ---------- ----------  ----------
Net income (loss) .................................  $   44.8    $   19.0   $  (41.2)
                                                    ========== ==========  ==========

               See Notes to Consolidated Financial Statements.

            REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIENCY
                             (dollars in millions)

                                                                                           CURRENCY
                                  PREFERRED     CAPITAL     ACCUMULATED       OTHER      TRANSLATION
                                    STOCK      DEFICIENCY   DEFICIT (a)    ADJUSTMENTS    ADJUSTMENT
                                 ----------- ------------  ------------- -------------  -------------
Balance, January 1, 1995........    $54.6       $(414.7)      $(279.4)       $(10.9)        $ (5.8)
 Net loss ......................                                (41.2)
 Adjustment for minimum pension
  liability ....................                                               (6.1)
 Net capital contribution ......                    0.4 (d)
 Currency translation
  adjustment....................                                                               0.8
                                 ----------- ------------  ------------- -------------  -------------
Balance, December 31, 1995 .....     54.6        (414.3)       (320.6)        (17.0)          (5.0)
 Net income ....................                                 19.0
 Contribution from parent ......                  187.8 (e)
 Adjustment for minimum pension
  liability ....................                                                4.6
 Net capital distribution ......                   (0.5)(d)
 Currency translation
  adjustment....................                                                              (0.8)(c)
 Acquisition of business .......                   (4.1)(b)
                                 ----------- ------------  ------------- -------------  -------------

Balance, December 31, 1996 .....     54.6        (231.1)       (301.6)        (12.4)          (5.8)
 Net income ....................                                 44.8
 Adjustment for minimum pension
  liability ....................                                                7.9
 Net capital contribution ......                    0.3 (d)
 Currency translation
  adjustment....................                                                             (13.4)
                                 ----------- ------------  ------------- -------------  -------------
Balance, December 31, 1997 .....    $54.6       $(230.8)      $(256.8)       $ (4.5)        $(19.2)
                                 =========== ============  ============= =============  =============

------------
(a) Represents net loss since June 24, 1992, the effective date of the transfer agreements referred to in Note 15.
(b) Represents amounts paid to Revlon Holdings Inc. for the Tarlow Advertising Division ("Tarlow") (See Note 15).
(c) Includes $2.1 of gains related to the Company's simplification of its international corporate structure.
(d) Represents changes in capital from the acquisition of the Bill Blass business (See Note 15).
(e) Represents the capital contribution from Revlon, Inc. with the funds from its initial public equity offering (the "Revlon IPO").

               See Notes to Consolidated Financial Statements.

            REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in millions)

                                                                YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                               1997      1996       1995
                                                            --------- ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .........................................  $  44.8    $  19.0   $ (41.2)
Adjustments to reconcile net income (loss) to net cash
 provided by (used for) operating activities:
 Depreciation and amortization ............................    103.8       90.9      88.4
 Extraordinary item .......................................     14.9        6.6         -
 Gain on sale of subsidiary stock .........................     (6.0)         -         -
 Gain on sale of certain fixed assets, net ................     (4.4)         -      (2.2)
 Change in assets and liabilities:
  Increase in trade receivables ...........................    (70.3)     (67.7)    (44.1)
  Increase in inventories .................................    (21.4)      (5.3)    (15.1)
  Decrease (increase) in prepaid expenses and other
   current assets .........................................      1.3       (7.9)      4.5
  Increase in accounts payable ............................     21.6       10.8      10.2
  Decrease in accrued expenses and other current
   liabilities ............................................     (4.2)     (10.2)    (12.2)
  Other, net ..............................................    (73.0)     (45.8)    (40.4)
                                                            --------- ---------  ---------
Net cash provided by (used for) operating activities  .....      7.1       (9.6)    (52.1)
                                                            --------- ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ......................................    (56.5)     (58.0)    (54.3)
Acquisition of businesses, net of cash acquired  ..........    (60.4)      (7.1)    (21.2)
Proceeds from the sale of certain fixed assets ............      8.5          -       3.0
                                                            --------- ---------  ---------
Net cash used for investing activities ....................   (108.4)     (65.1)    (72.5)
                                                            --------- ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings-third
  parties .................................................     18.0        5.8    (122.9)
Proceeds from the issuance of long-term debt-third parties     802.3      266.4     493.7
Repayment of long-term debt-third parties .................   (707.5)    (366.6)   (236.3)
Net contribution from parent ..............................      0.3      187.3       0.4
Proceeds from the issuance of debt-affiliates .............    120.7      115.0     157.4
Repayment of debt-affiliates ..............................   (120.2)    (115.0)   (151.0)
Acquisition of business from affiliate ....................        -       (4.1)        -
Payment of debt issuance costs ............................     (4.5)     (10.9)    (15.7)
                                                            --------- ---------  ---------
Net cash provided by financing activities .................    109.1       77.9     125.6
                                                            --------- ---------  ---------
Effect of exchange rate changes on cash and cash
  equivalents .............................................     (3.6)      (0.9)     (0.1)
                                                            --------- ---------  ---------
 Net increase in cash and cash equivalents ................      4.2        2.3       0.9
 Cash and cash equivalents at beginning of period  ........     38.6       36.3      35.4
                                                            --------- ---------  ---------
 Cash and cash equivalents at end of period ...............  $  42.8    $  38.6   $  36.3
                                                            ========= =========  =========
Supplemental schedule of cash flow information:
 Cash paid during the period for:
  Interest ................................................  $ 142.2    $ 139.0   $ 148.2
  Income taxes, net of refunds ............................     10.6       15.4      18.8
Supplemental schedule of noncash investing activities:
 In connection with business acquisitions, liabilities
  were assumed (including minority interest) as follows:
  Fair value of assets acquired ...........................  $ 132.7    $   9.7   $  27.3
  Cash paid ...............................................    (64.5)      (7.2)    (21.6)
                                                            --------- ---------  ---------
  Liabilities assumed .....................................  $  68.2    $   2.5   $   5.7
                                                            ========= =========  =========

               See Notes to Consolidated Financial Statements.

             REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

1.   SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

         Revlon Consumer Products Corporation ("Products Corporation" and together with its subsidiaries, the "Company") was formed in April 1992. The Company operates in a single business segment with many different products, which include an extensive array of glamorous, exciting and innovative cosmetic and skin care, fragrance and personal care products, and professional products (products for use in and resale by professional salons). In the United States and increasingly in international markets, the Company's products are sold principally in the self-select distribution channel. The Company also sells certain products in the demonstrator-assisted distribution channel, sells consumer and professional products to United States military exchanges and commissaries, operates retail outlet stores and has a licensing group. Outside the United States, the Company also sells such consumer products through department stores and specialty stores, such as perfumeries.

         On June 24, 1992, Products Corporation succeeded to assets and liabilities of the cosmetic and skin care, fragrance and personal care products business of its then parent company whose name was changed from Revlon, Inc. to Revlon Holdings Inc. ("Holdings"). Certain consumer products lines sold in demonstrator-assisted distribution channels considered not integral to the Company's business and which historically had not been profitable (the "Retained Brands") and certain other assets and liabilities were retained by Holdings.

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

         Although the Retained Brands were not transferred to Products Corporation when the cosmetic and skin care, fragrance and personal care products business of Holdings was transferred to Products Corporation, Products Corporation's bank lenders required that all assets and liabilities relating to such Retained Brands existing on the date of transfer (June 24, 1992), other than the brand names themselves and certain other intangible assets, be transferred to Products Corporation. Any assets and liabilities that had not been disposed of or satisfied by December 31 of the applicable year have been reflected in the Company's consolidated financial position as of such dates. However, any new assets or liabilities generated by such Retained Brands since the transfer date and any income or loss associated with inventory that has been transferred to Products Corporation relating to such Retained Brands have been and will be for the account of Holdings. In addition, certain assets and liabilities relating to divested businesses were transferred to Products Corporation on the transfer date and any remaining balances as of December 31 of the applicable year have been reflected in the Company's Consolidated Balance Sheets as of such dates. At December 31, 1997 and 1996, the amounts reflected in the Company's Consolidated Balance Sheets aggregated a net liability of $23.3 and $23.6, respectively, of which $4.9 and $5.2, respectively, are included in accrued expenses and other and $18.4 as of both dates is included in other long-term liabilities.

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

         Products Corporation is a direct wholly owned subsidiary of Revlon, Inc., which is an indirect majority owned subsidiary of MacAndrews & Forbes Holdings Inc. ("MacAndrews Holdings"), a corporation wholly owned indirectly through Mafco Holdings Inc. ("Mafco Holdings" and, together with MacAndrews Holdings, "MacAndrews & Forbes") by Ronald O. Perelman.

CASH AND CASH EQUIVALENTS:

         Cash equivalents (primarily investments in time deposits which have original maturities of three months or less) are carried at cost, which approximates fair value.

INVENTORIES:

         Inventories are stated at the lower of cost or market value. Cost is principally determined by the first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT AND OTHER ASSETS:

         Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets as follows: land improvements, 20 to 40 years; buildings and improvements, 5 to 50 years; machinery and equipment, 3 to 17 years; and office furniture and fixtures and capitalized software development costs, 2 to 12 years. Leasehold improvements are amortized over their estimated useful lives or the terms of the leases, whichever is shorter. Repairs and maintenance are charged to operations as incurred, and expenditures for additions and improvements are capitalized.

         Included in other assets are permanent displays amounting to approximately $107.7 and $81.8 (net of amortization) as of December 31, 1997 and 1996, respectively, which are amortized over 3 to 5 years.

INTANGIBLE ASSETS RELATED TO BUSINESSES ACQUIRED:

         Intangible assets related to businesses acquired principally represent goodwill, the majority of which is being amortized on a straight-line basis over 40 years. The Company evaluates, when circumstances warrant, the recoverability of its intangible assets on the basis of undiscounted cash flow projections and through the use of various other measures, which include, among other things, a review of its image, market share and business plans. Accumulated amortization aggregated $104.4 and $94.2 at December 31, 1997 and 1996, respectively.

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

         The Company is included in the affiliated group of which Mafco Holdings is the common parent, and the Company's federal taxable income and loss will be included in such group's consolidated tax return filed by Mafco Holdings. The Company also may be included in certain state and local tax returns of Mafco Holdings or its subsidiaries. For all periods presented, federal, state and local income taxes are provided as if the Company filed its own income tax returns. On June 24, 1992, Holdings, Revlon, Inc., Products Corporation and certain of its subsidiaries and Mafco Holdings entered into a tax sharing agreement, which is described in Notes 12 and 15.

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

         Products Corporation accounts for benefits such as severance, disability and health insurance provided to former employees prior to their retirement, if estimable, on a terminal basis in accordance with the provisions of SFAS No. 5, "Accounting for Contingencies," as amended by SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which requires companies to accrue for postemployment benefits when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated, which Products Corporation has concluded is generally when an employee is terminated.

RESEARCH AND DEVELOPMENT:

         Research and development expenditures are expensed as incurred. The amounts charged against earnings in 1997, 1996 and 1995 were $29.7, $26.3 and $22.3, respectively.

FOREIGN CURRENCY TRANSLATION:

         Assets and liabilities of foreign operations are generally translated into United States dollars at the rates of exchange in effect at the balance sheet date. Income and expense items are generally translated at the weighted average exchange rates prevailing during each period presented. Gains and losses resulting from foreign currency transactions are included in the results of operations. Gains and losses resulting from translation of financial statements of foreign subsidiaries and branches operating in non-hyperinflationary economies are recorded as a component of stockholder's deficiency. Foreign subsidiaries and branches operating in hyperinflationary economies translate nonmonetary assets and liabilities at historical rates and include translation adjustments in the results of operations.

         Effective January 1997, the Company's operations in Mexico have been accounted for as operating in a hyperinflationary economy. Effective July 1997, the Company's operations in Brazil have been accounted for as is required for a non-hyperinflationary economy. The impact of the changes in accounting for Brazil and Mexico were not material to the Company's operating results in 1997.

SALE OF SUBSIDIARY STOCK:

         The Company recognizes gains and losses on sales of subsidiary stock in its Consolidated Statements of Operations.

CLASSES OF STOCK:

         Products Corporation designated 1,000 shares of Preferred Stock as the Series A Preferred Stock, of which 546 shares are outstanding and held by Revlon, Inc. The holder of Series A Preferred Stock is not entitled to receive any dividends. The Series A Preferred Stock is entitled to a liquidation preference of $100,000 per share before any distribution is made to the holders of Common Stock. The holder of the Series A Preferred Stock does not have any voting rights, except as required by law. The Series A Preferred Stock may be redeemed at any time by Products Corporation, at its option, for $100,000 per share. However, the terms of Products Corporation's various debt agreements currently restrict Products Corporation's ability to effect such redemption.

STOCK-BASED COMPENSATION:

         SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of Revlon, Inc.'s stock at the date of the grant over the amount an employee must pay to acquire the stock (See Note 14).

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

         The differentials to be received or paid under interest rate contracts designated as hedges are recognized in income over the life of the contracts as adjustments to interest expense. Gains and losses on terminations of interest rate contracts designated as hedges are deferred and amortized into interest expense over the remaining life of the original contracts or until repayment of the hedged indebtedness. Unrealized gains and losses on outstanding contracts designated as hedges are not recognized.

         Gains and losses on contracts designated to hedge identifiable foreign currency commitments are deferred and accounted for as part of the related foreign currency transaction. Gains and losses on all other foreign currency contracts are included in income currently. Transaction gains and losses have not been material.

2. EXTRAORDINARY ITEMS

         The extraordinary item in 1997 resulted from the write-off in the second quarter of 1997 of deferred financing costs associated with the early extinguishment of borrowings under a prior credit agreement and costs of approximately $6.3 in connection with the redemption of Products Corporation's 10 7/8% Sinking Fund Debentures due 2010 (the "Sinking Fund Debentures"). The early extinguishment of borrowings under a prior credit agreement and the redemption of the Sinking Fund Debentures were financed by the proceeds from a new credit agreement which became effective in May 1997 (the "Credit Agreement"). The extraordinary item in 1996 resulted from the write-off of deferred financing costs associated with the early extinguishment of borrowings with the net proceeds from the Revlon IPO and proceeds from a prior credit agreement.

3. BUSINESS CONSOLIDATION COSTS AND OTHER, NET

         Business consolidation costs and other, net in 1997 include severance and other costs in connection with the consolidation of certain warehouse, distribution and headquarter operations related to the Cosmetic Center Merger (See Note 4); severance, writedowns of certain assets to their estimated net realizable value and other related costs to rationalize factory and warehouse operations in certain United States and International operations, partially offset by related gains from the sales of certain factory operations of approximately $4.3 and an approximately $12.7 settlement of a claim in the second quarter of 1997. The business consolidation costs include $15.5 for the termination of approximately 475 factory and administrative employees. By December 31, 1997 the Company terminated approximately 260 employees, made cash payments for such terminations of approximately $7.7, and made cash payments for other business consolidation costs of approximately $5.4. As of December 31, 1997, the unpaid balance of the business consolidation accrual approximated $11.5, which amount is included in accrued expenses and other.

4. ACQUISITIONS

         On April 25, 1997, Prestige Fragrance & Cosmetics, Inc. ("PFC"), a wholly owned subsidiary of Products Corporation, and The Cosmetic Center, Inc. ("CCI") completed the merger of PFC with and into CCI (the "Cosmetic Center Merger") with CCI (subsequent to the Cosmetic Center Merger, "Cosmetic Center") surviving the Cosmetic Center Merger. In the Cosmetic Center Merger, Products Corporation received in exchange for all of the capital stock of PFC newly issued Class C Common Stock of Cosmetic Center constituting approximately 85.0% of Cosmetic Center's outstanding common stock. Accordingly, the Cosmetic Center Merger was accounted for as a reverse acquisition using the purchase method of accounting, with PFC considered the acquiring entity for accounting purposes even though Cosmetic Center is the surviving legal entity. The deemed purchase consideration for the acquisition was approximately $27.9 and the goodwill associated with the Cosmetic Center Merger was approximately $10.5. The Company recognized a gain of $6.0 resulting from the sale of subsidiary stock pursuant to the Cosmetic Center Merger. The results of the Company for the period ended December 31, 1997 include the results of operations of Cosmetic Center since the effective date of the Cosmetic Center Merger.

         The following represents certain summary unaudited pro forma information as if the Cosmetic Center Merger had occurred as of the beginning of the respective periods presented. The summary unaudited pro forma information below combines the actual results of the Company (including Cosmetic Center after the Cosmetic Center Merger) and the results of CCI prior to the Cosmetic Center Merger, excluding non-recurring business consolidation costs directly attributable to the Cosmetic Center Merger of $4.0 in 1997, and reflects increased amortization of goodwill, increased interest expense and certain income tax adjustments related to the Cosmetic Center Merger that would have been incurred had the Cosmetic Center Merger occurred at such dates. The unaudited summary pro forma information is not necessarily indicative of the results of operations of the Company had the Cosmetic Center Merger occurred at such dates, nor is it necessarily indicative of future results.

                                        YEAR ENDED
                                       DECEMBER 31,
                                  ----------------------
                                     1997        1996
                                  ---------- ----------
Net sales........................  $2,426.5    $2,303.3
Operating income.................     216.4       195.1
Income before extraordinary
 item............................      60.6        16.3

         In 1997, the Company consummated other acquisitions for a combined purchase price of $51.6, with resulting goodwill of $35.8. These acquisitions were not significant to the Company's results of operations. Acquisitions consummated in 1996 and 1995 were also not significant to the Company's results of operations.

5. INVENTORIES

                                          DECEMBER 31,
                                      ------------------
                                       1997        1996
                                      ------      ------
Raw materials and
 supplies........................     $ 82.6      $ 76.6
Work-in-process..................       14.9        19.4
Finished goods...................      251.8       185.1
                                      ------      ------
                                      $349.3      $281.1
                                      ======      ======

6. PREPAID EXPENSES AND OTHER

                                                                  DECEMBER 31,
                                                                ----------------
                                                                  1997     1996
                                                                -------  -------
Prepaid expenses............................................    $40.9      $43.1
Other.......................................................     58.4       32.2
                                                               -------   -------
                                                                $99.3      $75.3
                                                               =======   =======



7. PROPERTY, PLANT AND EQUIPMENT, NET

                                                                 DECEMBER 31,
                                                             --------------------
                                                                1997      1996
                                                             --------- ---------
Land and improvements....................................... $   32.5   $   37.5
Buildings and improvements..................................    193.2      207.6
Machinery and equipment.....................................    208.5      194.9
Office furniture and fixtures and software development
 costs......................................................     85.5       59.4
Leasehold improvements......................................     44.9       37.5
Construction-in-progress....................................     30.6       43.7
                                                             --------- ---------
                                                                595.2      580.6
Accumulated depreciation....................................   (217.0)    (199.5)
                                                             --------- ---------
                                                             $  378.2   $  381.1
                                                             ========= =========

   Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $42.1, $39.1 and $38.6, respectively.

8. ACCRUED EXPENSES AND OTHER

                                                                   DECEMBER 31,
                                                                ------------------
                                                                  1997      1996
                                                                -------- --------
Advertising and promotional costs and accrual for sales
 returns..................................................... $ 148.0    $ 137.4
Compensation and related benefits............................    76.6       95.5
Interest.....................................................    32.3       36.7
Taxes, other than federal income taxes.......................    32.1       35.0
Restructuring and business consolidation costs...............    18.6        6.9
Net liabilities assumed from Holdings........................     4.9        5.2
Other........................................................    53.6       49.5
                                                              --------  --------
                                                              $ 366.1    $ 366.2
                                                              ========  ========

9. SHORT-TERM BORROWINGS

         Products Corporation maintained short-term bank lines of credit at December 31, 1997 and 1996 aggregating approximately $82.3 and $72.7, respectively, of which approximately $42.7 and $27.1 were outstanding at December 31, 1997 and 1996, respectively. Interest rates on amounts borrowed under such short-term lines at December 31, 1997 and 1996 varied from 2.5% to 12.0% and 2.2% to 12.1%, respectively. Compensating balances at December 31, 1997 and 1996 were approximately $6.2 and $7.4, respectively. Interest rates on compensating balances at December 31, 1997 and 1996 varied from 0.4% to 8.1% and 0.4% to 7.9%, respectively.

10. LONG-TERM DEBT


                                                                    DECEMBER 31,
                                                                ---------------------
                                                                   1997       1996
                                                                ---------- ---------
Working capital lines (a)......................................  $  344.6   $  187.2
Bank mortgage loan agreement due 2000 (b)......................      33.3       41.7
9 1/2% Senior Notes due 1999 (c)...............................     200.0      200.0
9 3/8% Senior Notes due 2001 (d)...............................     260.0      260.0
10 1/2% Senior Subordinated Notes due 2003 (e).................     555.0      555.0
10 7/8% Sinking Fund Debentures due 2010 (f)...................         -       79.6
Advances from Holdings (g).....................................      30.9       30.4
Other mortgages and notes payable (8.6%-13.0%) due through
 2001..........................................................       1.4        7.1
Cosmetic Center facility (h)...................................      39.0          -
                                                                ---------- ---------
                                                                  1,464.2    1,361.0
Less current portion...........................................      (5.5)      (8.8)
                                                                ---------- ---------
                                                                 $1,458.7   $1,352.2
                                                                ========== =========


         (a) In May 1997, Products Corporation entered into the Credit Agreement with a syndicate of lenders, whose individual members change from time to time. The proceeds of loans made under the Credit Agreement were used to repay the loans outstanding under the 1996 Credit Agreement and to redeem the Sinking Fund Debentures.

         The Credit Agreement provides up to $750.0 and is comprised of five senior secured facilities: $200.0 in two term loan facilities (the "Term Loan Facilities"), a $300.0 multi-currency facility (the "Multi-Currency Facility"), a $200.0 revolving acquisition facility, which may be increased to $400.0 under certain circumstances with the consent of a majority of the lenders (the "Acquisition Facility"), and a $50.0 special standby letter of credit facility (the "Special LC Facility" and together with the Term Loan Facilities, the Multi-Currency Facility and the Acquisition Facility, the "Credit Facilities"). The Multi-Currency Facility is available (i) to Products Corporation in revolving credit loans denominated in U.S. dollars (the "Revolving Credit Loans"), (ii) to Products Corporation in standby and commercial letters of credit denominated in U.S. dollars (the "Operating Letters of Credit") and
(iii) to Products Corporation and certain of its international subsidiaries designated from time to time in revolving credit loans and bankers' acceptances denominated in U.S. dollars and other currencies (the "Local Loans"). At December 31, 1997 Products Corporation had approximately $200.0 outstanding under the Term Loan Facilities, $102.7 outstanding under the Multi-Currency Facility, $41.9 outstanding under the Acquisition Facility and $34.8 of issued but undrawn letters of credit under the Special LC Facility.

         The Credit Facilities (other than loans in foreign currencies) bear interest as of December 31, 1997 at a rate equal to, at Products Corporation's option, either (A) the Alternate Base Rate plus 1/4 of 1% (or 1.25% for Local Loans); or (B) the Eurodollar Rate plus 1.25%. Loans in foreign currencies bear interest as of December 31, 1997 at a rate equal to the Eurocurrency Rate or, in the case of Local Loans, the local lender rate, in each case plus 1.25%. The applicable margin is reduced (or increased, but not above 3/4 of 1% for Alternate Base Rate Loans not constituting Local Loans and 1.75% for other loans) in the event Products Corporation attains (or fails to attain) certain leverage ratios. Products Corporation pays the lender a commitment fee as of December 31, 1997 of 3/8 of 1% of the unused portion of the Credit Facilities, subject to reduction (or increase, but not above 1/2 of 1%) based on attaining (or failing to attain) certain leverage ratios. Under the Multi-Currency Facility, the Company pays the lenders an administrative fee of 1/4% per annum on the aggregate principal amount of specified Local Loans. Products Corporation also paid certain facility and other fees to the lenders and agents upon closing of the Credit Agreement. Prior to its termination date, the commitments under the Credit Facilities will be reduced by: (i) the net proceeds in excess of $10.0 each year received during such year from sales of assets by Holdings (or certain of its subsidiaries), Products Corporation or any of its subsidiaries (and $25.0 with respect to certain specified dispositions), subject to certain limited exceptions, (ii) certain proceeds from the sales of collateral security granted to the lenders, (iii) the net proceeds from the issuance by Products Corporation or any of its subsidiaries of certain additional debt, (iv) 50% of the excess cash flow of Products Corporation and its subsidiaries (unless certain leverage ratios are attained) and (v) certain scheduled reductions in the case of the Term Loan Facilities, which will commence on May 31, 1998 in the aggregate amount of $1.0 annually over the remaining life of the Credit Agreement, and in the case of the Acquisition Facility, which will commence on

December 31, 1999 in the amount of $25.0 and in the amounts of $60.0 during 2000, $90.0 during 2001 and $25.0 during 2002 (which reductions will be proportionately increased if the Acquisition Facility is increased). The Credit Agreement will terminate on May 30, 2002. The weighted average interest rates on the Term Loan Facilities, the Multi-Currency Facility and the Acquisition Facility were 7.1%, 5.4% and 5.7% per annum, respectively, as of December 31, 1997.

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

         The Credit Agreement contains various material restrictive covenants prohibiting Products Corporation from (i) incurring additional indebtedness or guarantees, with certain exceptions, (ii) making dividend, tax sharing and other payments or loans to Revlon, Inc. or other affiliates, with certain exceptions, including among others, permitting Products Corporation to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting, regulatory fees such as Securities and Exchange Commission ("Commission") filing fees and other miscellaneous expenses related to being a public holding company, and to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its common stock in connection with the delivery of such common stock to grantees under any stock option plan, provided that the aggregate amount of such dividends and distributions taken together with any purchases of Revlon, Inc. common stock on the market to satisfy matching obligations under an excess savings plan may not exceed $6.0 per annum, (iii) creating liens or other encumbrances on their assets or revenues, granting negative pledges or selling or transferring any of their assets except in the ordinary course of business, all subject to certain limited exceptions,
(iv) with certain exceptions, engaging in merger or acquisition transactions,
(v) prepaying indebtedness, subject to certain limited exceptions, (vi) making investments, subject to certain limited exceptions, and (vii) entering into transactions with affiliates of Products Corporation other than upon terms no less favorable to Products Corporation or its subsidiaries than it would obtain in an arms' length transaction. In addition to the foregoing, the Credit Agreement contains financial covenants requiring Products Corporation to maintain minimum interest coverage and covenants which limit the leverage ratio of Products Corporation and the amount of capital expenditures.

         In January 1996, Products Corporation entered into a credit agreement (the "1996 Credit Agreement"), which became effective upon consummation of the Revlon IPO on March 5, 1996. The 1996 Credit Agreement included, among other things, (i) a term to December 31, 2000 (subject to earlier termination in certain circumstances), and (ii) credit facilities of $600.0 comprised of four senior secured facilities: a $130.0 term loan facility, a $220.0 multi-currency facility, a $200.0 revolving acquisition facility and a $50.0 standby letter of credit facility. The weighted average interest rates on the term loan facility and multi-currency facility were 8.1% and 7.0% per annum, respectively, as of December 31, 1996.

         (b) The Pacific Finance & Development Corp., a subsidiary of Products Corporation, is the borrower under a yen denominated credit agreement (the "Yen Credit Agreement"), which had a principal balance of approximately
Yen 4.3 billion as of December 31, 1997 (approximately $33.3 U.S. dollar equivalent as of December 31, 1997). In accordance with the terms of the Yen Credit Agreement, approximately Yen 539 million (approximately
$5.2 U.S. dollar equivalent) was paid in January 1996 and approximately
Yen 539 million (approximately $4.6 U.S. dollar equivalent) was paid in January 1997. In June 1997, Products Corporation amended and restated the
Yen Credit Agreement to extend the term
to December 31, 2000 subject to earlier termination under certain circumstances. In accordance with the terms of the Yen Credit Agreement, as amended and restated, approximately Yen 539 million (approximately $4.2 U.S. dollar equivalent as of December 31, 1997) is due in each of March 1998, 1999 and 2000 and Yen 2.7 billion (approximately $20.7 U.S. dollar equivalent as of December 31, 1997) is due on December 31, 2000. The applicable interest rate at December 31, 1997 under the Yen Credit Agreement was the Euro-Yen rate plus 1.25% which approximated 1.9%. The interest rate at December 31, 1996, was the Euro-Yen rate plus 2.5%, which approximated 3.1%.

         (c) The Senior Notes due 1999 (the "1999 Senior Notes") are senior unsecured obligations of Products Corporation and rank pari passu in right of payment to all existing and future Senior Debt (as defined in the indenture relating to the 1999 Senior Notes (the "1999 Senior Note Indenture")). The 1999 Senior Notes bear interest at 9 1/2% per annum. Interest is payable on June 1 and December 1.

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

         The 1999 Senior Note Indenture contains various restrictive covenants that, among other things, limit (i) the issuance of additional debt and redeemable stock by Products Corporation, (ii) the issuance of debt and preferred stock by Products Corporation's subsidiaries, (iii) the incurrence of liens on the assets of Products Corporation and its subsidiaries which do not equally and ratably secure the 1999 Senior Notes, (iv) the payment of dividends on and redemption of capital stock of Products Corporation and its subsidiaries and the redemption of certain subordinated obligations of Products Corporation, except that the 1999 Senior Note Indenture permits Products Corporation to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting, regulatory fees such as Commission filing fees and other miscellaneous expenses related to being a public holding company, and to pay dividends or make distributions up to $5.0 per annum (subject to allowable increases) in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under any stock option plan, (v) the sale of assets and subsidiary stock, (vi) transactions with affiliates and (vii) consolidations, mergers and transfers of all or substantially all of Products Corporation's assets. The 1999 Senior Note Indenture also prohibits certain restrictions on distributions from subsidiaries. All of these limitations and prohibitions, however, are subject to a number of important qualifications.

         (d) The 9 3/8% Senior Notes due 2001 (the "Senior Notes") are senior unsecured obligations of Products Corporation and rank pari passu in right of payment to all existing and future Senior Debt (as defined in the indenture relating to the Senior Notes (the "Senior Note Indenture")). The Senior Notes bear interest at 9 3/8% per annum. Interest is payable on April 1 and October 1.

         The Senior Notes may be redeemed at the option of Products Corporation in whole or in part at any time on or after April 1, 1998 at the redemption prices set forth in the Senior Note Indenture, plus accrued and unpaid interest, if any, to the date of redemption. Upon a Change of Control (as defined in the Senior Note Indenture), Products Corporation will have the option to redeem the Senior Notes in whole or in part at a redemption price equal to the principal amount thereof plus the Applicable Premium (as defined in the Senior Note Indenture), plus accrued and unpaid interest, if any, to the date of redemption, and, subject to certain conditions, each holder of Senior Notes will have the right to require Products Corporation to repurchase all or a portion of such holder's Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. In addition, under certain circumstances in the event of an Asset Disposition (as defined in the Senior Note Indenture), Products Corporation will be obligated to make offers to purchase the Senior Notes.

         The Senior Note Indenture contains various restrictive covenants that, among other things, limit (i) the issuance of additional indebtedness and redeemable stock by Products Corporation, (ii) the issuance of indebtedness and preferred stock by Products Corporation's subsidiaries, (iii) the incurrence of liens on the assets of Products Corporation and its subsidiaries which do not equally and ratably secure the Senior Notes, (iv) the payment of dividends on capital stock of Products Corporation and its subsidiaries and the redemption of capital stock and certain subordinated obligations of Products Corporation, except that the Senior Note Indenture permits Products Corporation to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting, regulatory fees such as Commission filing fees and other miscellaneous expenses related to being a public holding company, and to pay dividends or make distributions up to $5.0 per annum (subject to allowable increases) in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under any stock option plan, (v) the sale of assets and subsidiary stock, (vi) transactions with affiliates and (vii) consolidations, mergers and transfers of all or substantially all of Products Corporation's assets. The Senior Note Indenture also prohibits certain restrictions on distributions from subsidiaries of Products Corporation. All of these limitations and prohibitions, however, are subject to a number of important qualifications (See Note 19).

         (e) The Senior Subordinated Notes due 2003 (the "Senior Subordinated Notes") are unsecured obligations of Products Corporation and are subordinated in right of payment to all existing and future Senior Debt (as defined in the indenture relating to the Senior Subordinated Notes (the "Senior Subordinated
Note Indenture")). The Senior Subordinated Notes bear interest at 10 1/2% per annum. Interest is payable on February 15 and August 15.

         The Senior Subordinated Notes may be redeemed at the option of Products Corporation in whole or in part at any time on or after February 15, 1998 at the redemption prices set forth in the Senior Subordinated Note Indenture, plus accrued and unpaid interest, if any, to the date of redemption. Upon a Change of Control (as defined in the Senior Subordinated Note Indenture), Products Corporation will have the option to redeem the Senior Subordinated Notes in whole or in part at a redemption price equal to the principal amount thereof plus the Applicable Premium (as defined in the Senior Subordinated Note Indenture), plus accrued and unpaid interest, if any, to the date of redemption, and, subject to certain conditions, each holder of Senior Subordinated Notes will have the right to require Products Corporation to repurchase all or a portion of such holder's Senior Subordinated Notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. In addition, under certain circumstances in the event of an Asset Disposition (as defined in the Senior Subordinated Note Indenture), Products Corporation will be obligated to make offers to purchase the Senior Subordinated Notes.

         The Senior Subordinated Note Indenture contains various restrictive covenants that, among other things, limit (i) the issuance of additional indebtedness and redeemable stock by Products Corporation, (ii) the issuance of indebtedness and preferred stock by Products Corporation's subsidiaries, (iii) the incurrence of liens on the assets of Products Corporation and its subsidiaries to secure debt other than Senior Debt (as defined in the Senior Subordinated Note Indenture) or debt of a subsidiary, unless the Senior Subordinated Notes are equally and ratably secured, (iv) the payment of dividends on capital stock of Products Corporation and its subsidiaries and the redemption of capital stock and certain subordinated obligations of Products Corporation, except that the Senior Subordinated Note Indenture permits Products Corporation to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting, regulatory fees such as Commission filing fees and other miscellaneous expenses related to being a public holding company, and to pay dividends or make distributions up to $5.0 per annum (subject to allowable increases) in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under any stock option plan, (v) the sale of assets and subsidiary stock, (vi) transactions with affiliates and (vii) consolidations, mergers and transfers of all or substantially all of Products Corporation's assets. The Senior Subordinated Note Indenture also prohibits certain restrictions on distributions from subsidiaries of Products Corporation. All of these limitations and prohibitions, however, are subject to a number of important qualifications (See Note 19).

         (f) Products Corporation redeemed all the outstanding $85.0 principal amount of Sinking Fund Debentures during 1997 with the proceeds of borrowings under the Credit Agreement.

         (g) During 1992, Holdings made an advance of $25.0 to Products Corporation. This advance was evidenced by a noninterest-bearing demand note payable by Products Corporation, the payment of which was subordinated to the obligations of Products Corporation under the credit agreement in effect at that time. Holdings agreed not to demand payment under the note so long as any indebtedness remained outstanding under the credit agreement in effect at that time. In February 1995, the $13.3 in notes due to Products Corporation under the Financing Reimbursement Agreement, referred to in Note 15, was offset against the $25.0 note and Holdings agreed not to demand payment under the resulting $11.7 note so long as certain indebtedness remains outstanding. In October 1993, Products Corporation borrowed from Holdings approximately $23.2 (as adjusted and subject to further adjustment for certain expenses) representing amounts received by Holdings from an escrow account relating to divestiture by Holdings of certain of its predecessor businesses. In July 1995, Products Corporation borrowed from Holdings approximately $0.8, representing certain amounts received by Holdings relating to an arbitration arising out of the sale by Holdings of certain of its businesses. In 1995, Products Corporation borrowed from Holdings approximately $5.6, representing certain amounts received by Holdings from the sale by Holdings of certain of its businesses. In June 1996, $10.9 in notes due to Products Corporation under the Financing Reimbursement Agreement from Holdings was offset against the $11.7 demand note (referred to above) payable by Products Corporation to Holdings. In June 1997, Products Corporation borrowed from Holdings approximately $0.5, representing certain amounts received by Holdings from the sale of a brand and the inventory relating thereto. At December 31, 1997 the balance of $30.9 is evidenced by noninterest-bearing promissory notes payable to Holdings that are subordinated to Products Corporation's obligations under the Credit Agreement.

         (h) In connection with the Cosmetic Center Merger, on April 25, 1997 Cosmetic Center entered into a loan and security agreement (the "Cosmetic Center Facility"). Cosmetic Center paid the then outstanding balance of $14.0 on CCI's former credit agreement with borrowings under the Cosmetic Center Facility. On April 28, 1997, Cosmetic Center used approximately $21.2 of borrowings under the Cosmetic Center Facility to fund the cash election associated with the Cosmetic Center Merger. The Cosmetic Center Facility, which expires on April 30, 1999, provides up to $70.0 of revolving credit tied to a borrowing base of 65% of Cosmetic Center's eligible inventory, as defined in the Cosmetic Center Facility. Borrowings under the Cosmetic Center Facility are collateralized by Cosmetic Center's accounts receivable and inventory and proceeds therefrom. Under the Cosmetic Center Facility, Cosmetic Center may borrow at the London Inter-Bank Offered Rate ("LIBOR") plus 2.25% or at the lending bank's prime rate plus 0.5%. Cosmetic Center also pays a commitment fee equal to one-quarter of one percent per annum. Interest is payable on a monthly basis except for interest on LIBOR rate loans with a maturity of less than three months, which is payable at the end of the LIBOR rate loan period and interest on LIBOR rate loans with a maturity of more than three months, which is payable every three months. If Cosmetic Center terminates the Cosmetic Center Facility, Cosmetic Center is obligated to pay a prepayment penalty of $0.7 if the termination occurs before the first anniversary date of the Cosmetic Center Facility and $0.2 if the termination occurs after the first anniversary date. The Cosmetic Center Facility contains various restrictive covenants and requires Cosmetic Center to maintain a minimum tangible net worth and an interest coverage ratio. At December 31, 1997, approximately $39.0 was outstanding under the Cosmetic Center Facility with an interest rate of 8.1%.

         Products Corporation borrows funds from its affiliates from time to time to supplement its working capital borrowings at interest rates more favorable to Products Corporation than the rate under the Credit Agreement. No such borrowings were outstanding at December 31, 1997 or 1996.

         The aggregate amounts of long-term debt maturities and sinking fund requirements (at December 31, 1997), in the years 1998 through 2002 are $5.5, $244.4, $26.2, $278.5 and $354.6, respectively, and $555.0 thereafter.

11. FINANCIAL INSTRUMENTS

         As of December 31, 1997, Products Corporation was party to a series of interest rate swap agreements totaling a notional amount of $225.0 in which Products Corporation agreed to pay on such notional amount a variable interest rate equal to the six month LIBOR to its counterparties and the counterparties agreed to pay on such notional amounts fixed interest rates averaging approximately 6.03% per annum. Products Corporation entered into these agreements in 1993 and 1994 (and in the first quarter of 1996 extended a portion equal to a notional amount of $125.0 through December 2001) to convert the interest rate on $225.0 of fixed-rate indebtedness to a variable rate. If Products Corporation had terminated these agreements, which Products Corporation considered to be held for other than trading purposes, on December 31, 1997 and 1996, a loss of approximately $0.1 and $3.5, respectively would have been realized. Certain other swap agreements were terminated in 1993 for a gain of $14.0 that was amortized over the original lives of the agreements through 1997. The amortization of the 1993 realized gain in 1997, 1996 and 1995 was approximately $3.1, $3.2 and $3.2, respectively. Cash flow from the agreements outstanding at December 31, 1997 was approximately break even for 1997. In anticipation of repayment of the hedged indebtedness, Products Corporation terminated these agreements in January 1998 and realized a gain of approximately $1.6, which will be recognized upon repayment of the hedged indebtedness.

         Products Corporation enters into forward foreign exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. At December 31, 1997 and 1996, Products Corporation had forward foreign exchange contracts denominated in various currencies of approximately $90.1 and $62.0, respectively, and option contracts of approximately $94.9 outstanding at December 31, 1997. Such contracts are entered into to hedge transactions predominantly occurring within twelve months. If Products Corporation had terminated these contracts on December 31, 1997 and 1996, no material gain or loss would have been realized.

         The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair value of long-term debt at December 31, 1997 and 1996 was approximately $39.0 and $37.3 more than the carrying value of $1,464.2 and $1,361.0, respectively. Because considerable judgment is required in interpreting market data to develop estimates of fair value, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies may be material to the estimated fair value amounts.

         Products Corporation also maintains standby and trade letters of credit with certain banks for various corporate purposes under which Products Corporation is obligated, of which approximately $40.6 and $40.9 (including amounts available under credit agreements in effect at that time) were maintained at December 31, 1997 and 1996, respectively. Included in these amounts are $27.7 and $26.4, respectively, in standby letters of credit which support Products Corporation's self-insurance programs (See Note 15). The estimated liability under such programs is accrued by Products Corporation.

         The carrying amounts of cash and cash equivalents, trade receivables, accounts payable and short-term borrowings approximate their fair values.

12. INCOME TAXES

         In June 1992, Holdings, Revlon, Inc., Products Corporation and certain of its subsidiaries, and Mafco Holdings entered into a tax sharing agreement (as subsequently amended, the "Tax Sharing Agreement"), pursuant to which Mafco Holdings has agreed to indemnify Revlon, Inc. and Products Corporation against federal, state or local income tax liabilities of the consolidated or combined group of which Mafco Holdings (or a subsidiary of Mafco Holdings other than Revlon, Inc. and Products Corporation or its subsidiaries) is the common parent for taxable periods beginning on or after January 1, 1992 during which Revlon, Inc. and Products Corporation or a subsidiary of Products Corporation is a member of such group. Pursuant to the Tax Sharing Agreement, for all taxable periods beginning on or after January 1, 1992, Products Corporation will pay to Revlon, Inc., which in turn will pay Mafco Holdings, amounts equal to the taxes that such corporation would otherwise have to pay if they were to file separate federal, state or local income tax returns (including any amounts determined to be due as a result of a redetermination arising from an audit or otherwise of the consolidated or combined tax liability relating to any such period which is attributable to Products Corporation), except that Products Corporation will not be entitled to carry back any losses to taxable periods ending prior to January 1, 1992. No payments are required by Products Corporation or Revlon, Inc. if and to the extent that Products Corporation is prohibited under the Credit Agreement from making tax sharing payments to Revlon, Inc. The Credit Agreement prohibits Products Corporation from making any tax sharing payments other than in respect of state and local income taxes. Since the payments to be made by Products Corporation under the Tax Sharing Agreement will be determined by the amount of taxes that Products Corporation would otherwise have to pay if it were to file separate federal, state or local income tax returns, the Tax Sharing Agreement will benefit Mafco Holdings to the extent Mafco Holdings can offset the taxable income generated by Products Corporation against losses and tax credits generated by Mafco Holdings and its other subsidiaries. As a result of net operating tax losses and prohibitions under the Credit Agreement there were no federal tax payments or payments in lieu of taxes pursuant to the Tax Sharing Agreement for 1997, 1996 or 1995. Products Corporation has a liability of $0.9 to Revlon, Inc. in respect of federal taxes for 1997 under the Tax Sharing Agreement.

         Pursuant to the asset transfer agreement referred to in Note 15, Products Corporation assumed all tax liabilities of Holdings other than (i) certain income tax liabilities arising prior to January 1, 1992 to the extent such liabilities exceeded reserves on Holdings' books as of January 1, 1992 or were not of the nature reserved for and (ii) other tax liabilities to the extent such liabilities are related to the business and assets retained by Holdings.

         The Company's income (loss) before income taxes and the applicable provision (benefit) for income taxes are as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                                -------------------------
                                                                 1997     1996      1995
                                                                ------   ------    ------
Income (loss) before income taxes:
 Domestic.....................................................  $ 84.6    $10.6    $(39.4)
 Foreign......................................................   (15.5)    40.5      23.6
                                                                ------    -----    ------
                                                                $ 69.1    $51.1    $(15.8)
                                                                ======    =====    ======
Provision (benefit) for income taxes:
 Federal......................................................  $  0.9    $  -     $   -
 State and local..............................................     1.2      1.2       3.4
 Foreign......................................................     7.3     24.3      22.0
                                                                ------    -----    ------
                                                                $  9.4    $25.5    $ 25.4
                                                                ======    =====    ======

 Current......................................................  $ 30.5    $22.7    $ 37.1
 Deferred.....................................................    10.4      6.6       3.0
 Benefits of operating loss carryforwards ....................   (32.6)    (4.7)    (15.4)
 Carryforward utilization applied to
  goodwill....................................................     1.1      1.0       0.8
 Effect of enacted change of tax rates .......................      -      (0.1)     (0.1)
                                                                ------    -----    ------
                                                                $  9.4    $25.5    $ 25.4
                                                                ======    =====    ======

   The effective tax rate on income (loss) before income taxes is reconciled to the applicable statutory federal income tax rate as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                                -----------------------------
                                                                  1997      1996      1995
                                                                -------- --------  ---------
Statutory federal income tax rate..............................   35.0%    35.0%    (35.0)%
State and local taxes, net of federal income tax benefit ......    1.2      1.6      14.0
Foreign and U.S. tax effects attributable to operations
 outside the U.S. .............................................   12.9     35.4      87.0
Nondeductible amortization expense.............................    4.4      5.7      15.7
U.S. loss without benefit......................................     -        -       79.1
Change in domestic valuation allowance.........................  (40.2)   (29.0)       -
Nontaxable gain on sale of subsidiary stock....................   (3.1)      -         -
Other..........................................................    3.4      1.2        -
                                                                -------- --------  ---------
Effective rate.................................................   13.6%    49.9%    160.8%
                                                                ======== ========  =========

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                                    DECEMBER 31,
                                                                --------------------
                                                                   1997      1996
                                                                --------- ---------
Deferred tax assets:
 Accounts receivable, principally due to doubtful accounts ....  $   3.3    $   3.9
 Inventories...................................................     11.7       12.5
 Net operating loss carryforwards..............................    222.2      269.2
 Restructuring and related reserves............................      9.4       10.2
 Employee benefits.............................................     29.0       31.7
 State and local taxes.........................................     13.1       12.8
 Self-insurance................................................      3.8        3.6
 Advertising, sales discounts and returns and coupon
  redemptions..................................................     26.0       23.6
 Other.........................................................     26.2       23.9
                                                                --------- ---------
  Total gross deferred tax assets..............................    344.7      391.4
  Less valuation allowance.....................................   (298.9)    (347.0)
                                                                --------- ---------
  Net deferred tax assets......................................     45.8       44.4
Deferred tax liabilities:
 Plant, equipment and other assets.............................    (49.7)     (43.0)
 Inventories...................................................     (0.2)      (0.2)
 Other.........................................................     (4.5)      (7.2)
                                                                --------- ---------
  Total gross deferred tax liabilities.........................    (54.4)     (50.4)
                                                                --------- ---------
  Net deferred tax liability...................................  $  (8.6)   $  (6.0)
                                                                ========= =========


         The valuation allowance for deferred tax assets at January 1, 1997 was $347.0. The valuation allowance decreased by $48.1 and $10.2 during the years ended December 31, 1997 and 1996, respectively, and increased by $19.2 during the year ended December 31, 1995.

         During 1997, 1996 and 1995, certain of the Company's foreign subsidiaries used operating loss carryforwards to credit the current provision for income taxes by $4.0, $4.7 and $15.4, respectively. Certain other foreign operations generated losses during the years 1997, 1996 and 1995 for which the potential tax benefit was reduced by a valuation allowance. During 1997, the Company used domestic operating loss carryforwards to credit the current provision for income taxes by $16.6 and the deferred provision for income taxes by $12.0. At December 31, 1997, the Company had tax loss carryforwards of approximately $578.9 which expire in future years as follows: 1998-$21.1; 1999-$25.3; 2000-$9.3; 2001-$15.9; and beyond-$386.4; unlimited-$120.9. The
Company will receive a benefit only to the extent it has taxable income during the carryforward periods in the applicable jurisdictions.

         Appropriate United States and foreign income taxes have been accrued on foreign earnings that have been or are expected to be remitted in the near future. Unremitted earnings of foreign subsidiaries which have been, or are currently intended to be, permanently reinvested in the future growth of the business aggregated approximately $18.7 at December 31, 1997, excluding those amounts which, if remitted in the near future, would not result in significant additional taxes under tax statutes currently in effect.

13. POSTRETIREMENT BENEFITS

PENSIONS:

         Products Corporation uses a September 30 date for measurement of plan obligations and assets.

         The following tables reconcile the funded status of Products Corporation's significant pension plans with the respective amounts recognized in the Consolidated Balance Sheets at the dates indicated:

                                                                     DECEMBER 31, 1997
                                                          ---------------------------------------
                                                           OVERFUNDED    UNDERFUNDED
                                                              PLANS         PLANS        TOTAL
                                                          ------------ -------------  ----------
Actuarial present value of benefit obligation:
 Accumulated benefit obligation as of September 30,
  1997, includes vested benefits of $304.5...............    $(269.3)      $(45.2)      $(314.5)
                                                          ============ =============  ==========
 Projected benefit obligation as of September 30, 1997
  for service rendered...................................    $(309.3)      $(55.5)      $(364.8)
Fair value of plan assets as of September 30, 1997 ......      305.0          1.9         306.9
                                                          ------------ -------------  ----------
Plan assets less than projected benefit obligation ......       (4.3)       (53.6)        (57.9)
Amounts contributed to plans during fourth quarter 1997 .        0.3          0.6           0.9
Unrecognized net (assets) obligation.....................       (1.3)         0.2          (1.1)
Unrecognized prior service cost..........................        6.5          3.2           9.7
Unrecognized net loss....................................        0.2         12.7          12.9
Adjustment to recognize additional minimum liability ....         -          (6.5)         (6.5)
                                                          ------------ -------------  ----------
  Prepaid (accrued) pension cost.........................    $   1.4       $(43.4)      $ (42.0)
                                                          ============ =============  ==========

                                                                     DECEMBER 31, 1996
                                                          ---------------------------------------
                                                           OVERFUNDED    UNDERFUNDED
                                                              PLANS         PLANS        TOTAL
                                                          ------------ -------------  ----------
Actuarial present value of benefit obligation:
 Accumulated benefit obligation as of September 30,
  1996, includes vested benefits of $286.9...............    $(163.7)      $(131.4)     $(295.1)
                                                          ============ =============  ==========
 Projected benefit obligation as of September 30, 1996
  for service rendered...................................    $(198.1)      $(141.4)     $(339.5)
Fair value of plan assets as of September 30, 1996 ......      173.3          81.6        254.9
                                                          ------------ -------------  ----------
Plan assets less than projected benefit obligation ......      (24.8)        (59.8)       (84.6)
Amounts contributed to plans during fourth quarter 1996 .        0.2           0.5          0.7
Unrecognized net (assets) obligation.....................       (1.5)          0.2         (1.3)
Unrecognized prior service cost..........................        5.2           3.9          9.1
Unrecognized net loss....................................       20.2          20.5         40.7
Adjustment to recognize additional minimum liability ....         -          (15.3)       (15.3)
                                                          ------------ -------------  ----------
  Accrued pension cost...................................    $  (0.7)      $ (50.0)     $ (50.7)
                                                          ============ =============  ==========

         The weighted average discount rate assumed was 7.75% for 1997 and 1996 for domestic plans. For foreign plans, the weighted average discount rate was 7.1% and 7.9% for 1997 and 1996, respectively. The rate of future compensation increases was 5.3% for 1997 and 1996 for domestic plans and was a weighted average of 5.3% and 5.1% for 1997 and 1996, respectively, for foreign plans. The expected long-term rate of return on assets was 9.0% for 1997 and 1996 for domestic plans and a weighted average of 10.1% for 1997 and 10.4% for 1996 for foreign plans.

         Plan assets consist primarily of common stock, mutual funds and fixed income securities, which are stated at fair market value and cash equivalents which are stated at cost, which approximates fair market value.

         In accordance with the provisions of SFAS No. 87, "Employers' Accounting for Pensions," the Company recorded an additional liability to the extent that, for certain U.S. plans, the unfunded accumulated benefit obligation exceeded recorded liabilities. At December 31, 1997, the additional liability was recognized by recording an intangible asset to the extent of unrecognized prior service costs of $1.0, a due from affiliates of $1.0 and a charge to stockholder's deficiency of $4.5. At December 31, 1996, the additional liability was recognized by recording an intangible asset to the extent of unrecognized prior service costs of $1.8, a due from affiliates of $1.1, and a charge to stockholder's deficiency of $12.4.

         Net periodic pension cost for the pension plans consisted of the following components:

                                                  YEAR ENDED DECEMBER 31,
                                                ----------------------------
                                                  1997      1996     1995
                                                -------- --------  --------
Service cost-benefits earned during the
 period........................................  $ 11.7    $ 10.6   $  8.2
Interest cost on projected benefit obligation .    26.0      24.3     21.7
Actual return on plan assets...................   (55.8)    (30.4)   (27.3)
Net amortization and deferrals.................    35.6      15.1     13.4
                                                -------- --------  --------
                                                   17.5      19.6     16.0
Portion allocated to Holdings..................    (0.3)     (0.3)    (0.3)
                                                -------- --------  --------
Net periodic pension cost of the Company ......  $ 17.2    $ 19.3   $ 15.7
                                                ======== ========  ========



         A substantial portion of the Company's employees in the United States are covered by defined benefit retirement plans. To the extent that aggregate pension costs could be identified as relating to the Company or to Holdings, such costs have been so apportioned. The components of the net periodic pension cost applicable solely to the Company are not presented as it is not practical to segregate such information between Holdings and the Company. In 1997 and 1996, there was a settlement loss of $0.2 and $0.3, respectively, and a curtailment loss of $0.1 and $1.0, respectively, resulting from workforce reductions.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:

         The Company also has sponsored an unfunded retiree benefit plan, which provides death benefits payable to beneficiaries of certain key employees and former employees. Participation in this plan is limited to participants enrolled as of December 31, 1993. The Company also administers a medical insurance plan on behalf of Holdings, the cost of which has been apportioned to Holdings. Net periodic postretirement benefit cost for each of the years ended December 31, 1997, 1996 and 1995 was $0.7 which consists primarily of interest on the accumulated postretirement benefit obligation. The Company's date of measurement of Plan obligations is September 30. At December 31, 1997 and 1996, the portion of accumulated benefit obligation attributable to retirees was $7.3 and $6.9, respectively, and to other fully eligible participants, $1.4 and $1.3, respectively. The amount of unrecognized gain at December 31, 1997 and 1996 was $1.9 and $1.2, respectively. At December 31, 1997 and 1996, the accrued postretirement benefit obligation recorded on the Company's Consolidated Balance Sheets was $10.6 and $9.4, respectively. Of these amounts, $1.9 and $2.0 was attributable to Holdings and was recorded as a receivable from affiliates at December 31, 1997 and 1996, respectively. The weighted average discount rate used in determining the accumulated postretirement benefit obligation at September 30, 1997 and 1996 was 7.75%.

14. STOCK COMPENSATION PLAN

         At December 31, 1997 and 1996, Revlon, Inc. had a stock-based compensation plan (the "Plan"), which is described below. Products Corporation applies APB Opinion No. 25 and related Interpretations in accounting for the Plan. Under APB Opinion No. 25, because the exercise price of Revlon, Inc.'s employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized. Had compensation cost for Revlon, Inc.'s Plan been determined consistent with SFAS No. 123, Products Corporation's net income for 1997 of $44.8 ($19.0 in 1996)would have been reduced to the pro forma amounts of $32.5 for 1997 ($15.8 in 1996). The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model assuming no dividend yield, expected volatility of approximately 39% in 1997 and 31% in 1996; weighted average risk-free interest rate of 6.54% in 1997 and 5.99% in 1996; and a seven year expected average life for the Plan's options issued in 1997 and 1996. The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

         Under the Plan, Revlon, Inc. may grant options to its employees for up to an aggregate of 5.0 million shares of Class A Common Stock. Non-qualified options granted under the Plan have a term of 10 years during which the holder can purchase shares of Class A Common Stock at an exercise price which must be not less than the market price on the date of the grant. Options granted in 1996 to certain executive officers will not vest as to any portion until the third anniversary of the grant date and will thereupon become 100% vested, except that upon termination of employment by Revlon, Inc. other than for "cause," death or "disability" under the applicable employment agreement, such options will vest with respect to 25% of the shares subject thereto (if the termination is between the first and second anniversaries of the grant) and 50% of the shares subject thereto (if the termination is between the second and third anniversaries of the grant). Primarily all other option grants, including options granted to certain executive officers in 1997 will vest 25% each year beginning on the first anniversary of the date of grant and will become 100% vested on the fourth anniversary of the date of grant. During 1997, Revlon, Inc. granted to Mr. Perelman, Chairman of the Executive Committee, an option to purchase 300,000 shares of Revlon, Inc.'s Class A Common Stock, which will vest in full on the fifth anniversary of the grant date. At December 31, 1997 there were 98,450 options exercisable under the Plan. At December 31, 1996 there were no options exercisable under the Plan.

         A summary of the status of the Plan as of December 31, 1997 and 1996 and changes during the years then ended is presented below:

                           SHARES   WEIGHTED AVERAGE
                           (000)     EXERCISE PRICE
                         --------- ----------------
Outstanding at 2/28/96 .       -             -
Granted.................  1,010.2        $24.37
Exercised...............       -             -
Forfeited...............   (119.1)        24.00
                         ---------
Outstanding at
 12/31/96...............    891.1         24.37
Granted.................  1,485.5         32.64
Exercised...............    (12.1)        24.00
Forfeited...............    (85.1)        29.33
                         ---------
Outstanding at
 12/31/97...............  2,279.4         29.57
                         =========


         The weighted average fair value of each option granted during 1997 and 1996 approximated $16.42 and $11.00, respectively.

         The following table summarizes information about the Plan's options outstanding at December 31, 1997 :

                YEAR ENDED DECEMBER 31, 1997
-----------------------------------------------------------
                                  WEIGHTED
                      NUMBER       AVERAGE      WEIGHTED
     RANGE OF      OUTSTANDING      YEARS        AVERAGE
 EXERCISE PRICES      (000)       REMAINING  EXERCISE PRICE
----------------  ------------- -----------  --------------
$24.00 to $29.88       817.9        8.17        $ 24.05
 31.38 to  33.88     1,067.8        9.02          31.40
 34.88 to  50.75       393.7        9.38          36.10
                  -------------
 24.00 to  50.75     2,279.4        8.78          29.57
                  =============



15. RELATED PARTY TRANSACTIONS

TRANSFER AGREEMENTS

         In June 1992, Revlon, Inc. and Products Corporation entered into an asset transfer agreement with Holdings and certain of its wholly owned subsidiaries (the "Asset Transfer Agreement"), and Revlon, Inc. and Products Corporation entered into a real property asset transfer agreement with Holdings (the "Real Property Transfer Agreement" and, together with the Asset Transfer Agreement, the "Transfer Agreements"), and pursuant to such agreements, on June 24, 1992 Holdings transferred assets to Products Corporation and Products Corporation assumed all the liabilities of Holdings, other than certain specifically excluded assets and liabilities (the liabilities excluded are referred to as the "Excluded Liabilities"). Holdings retained the Retained Brands. Holdings agreed to indemnify Revlon, Inc. and Products Corporation against losses arising from the Excluded Liabilities, and Revlon, Inc. and Products Corporation agreed to indemnify Holdings against losses arising from the liabilities assumed by Products Corporation. The amounts reimbursed by Holdings to Products Corporation for the Excluded Liabilities for 1997, 1996 and 1995 were $0.4, $1.4 and $4.0, respectively.

OPERATING SERVICES AGREEMENT

         In June 1992, Revlon, Inc., Products Corporation and Holdings entered into an operating services agreement (as amended and restated, and as subsequently amended, the "Operating Services Agreement") pursuant to which Products Corporation manufactures, markets, distributes, warehouses and administers, including the collection of accounts receivable, the Retained Brands for Holdings. Pursuant to the Operating Services Agreement, Products Corporation is reimbursed an amount equal to all of its and Revlon, Inc.'s direct and indirect costs incurred in connection with furnishing such services, net of the amounts collected by Products Corporation with respect to the Retained Brands, payable quarterly. The net amounts reimbursed by Holdings to Products Corporation for such direct and indirect costs for 1997, 1996 and 1995 were $1.4, $5.1 and $8.6, respectively. Holdings also pays Products Corporation a fee equal to 5% of the net sales of the Retained Brands, payable quarterly. The fees paid by Holdings to Products Corporation pursuant to the Operating Services Agreement for services with respect to the Retained Brands for 1997, 1996 and 1995 were approximately $0.3, $0.6 and $1.7, respectively.

REIMBURSEMENT AGREEMENTS

         Revlon, Inc., Products Corporation and MacAndrews Holdings have entered into reimbursement agreements (the "Reimbursement Agreements") pursuant to which (i) MacAndrews Holdings is obligated to provide (directly or through affiliates) certain professional and administrative services, including employees, to Revlon, Inc. and its subsidiaries, including Products Corporation, and purchase services from third party providers, such as insurance and legal and accounting services, on behalf of Revlon, Inc. and its subsidiaries, including Products Corporation, to the extent requested by Products Corporation, and (ii) Products Corporation is obligated to provide certain professional and administrative services, including employees, to MacAndrews Holdings (and its affiliates) and purchase services from third party providers, such as insurance and legal and accounting services, on behalf of MacAndrews Holdings (and its affiliates) to the extent requested by MacAndrews Holdings, provided that in each case the performance of such services does not cause an unreasonable burden to MacAndrews Holdings or Products Corporation, as the case may be. The Company reimburses MacAndrews Holdings for the allocable costs of the services purchased for or provided to the Company and its subsidiaries and for reasonable out-of-pocket expenses incurred in connection with the provision of such services. MacAndrews Holdings (or such affiliates) reimburses the Company for the allocable costs of the services purchased for or provided to MacAndrews Holdings (or such affiliates) and for the reasonable out-of-pocket expenses incurred in connection with the purchase or provision of such services. In addition, in connection with certain insurance coverage provided by MacAndrews Holdings, Products Corporation obtained letters of credit under the Special LC Facility (which aggregated approximately $27.7 as of December 31, 1997) to support certain self-funded risks of MacAndrews Holdings and its affiliates, including the Company, associated with such insurance coverage. The costs of such letters of credit are allocated among, and paid by, the affiliates of MacAndrews Holdings, including the Company, which participate in the insurance coverage to which the letters of credit relate. The Company expects that these self-funded risks will be paid in the ordinary course and, therefore, it is unlikely that such letters of credit will be drawn upon. MacAndrews Holdings has agreed to indemnify Products Corporation to the extent amounts are drawn under any of such letters of credit with respect to claims for which neither Revlon, Inc. nor Products Corporation is responsible. The net amounts reimbursed by MacAndrews Holdings to the Company for the services provided under the Reimbursement Agreements for 1997, 1996 and 1995 were $4.0, $2.2 and $3.0, respectively. Each of Revlon, Inc. and Products Corporation, on the one hand, and MacAndrews Holdings, on the other, has agreed to indemnify the other party for losses arising out of the provision of services by it under the Reimbursement Agreements other than losses resulting from its willful misconduct or gross negligence. The Reimbursement Agreements may be terminated by either party on 90 days' notice. The Company does not intend to request services under the Reimbursement Agreements unless their costs would be at least as favorable to the Company as could be obtained from unaffiliated third parties.

TAX SHARING AGREEMENT

         Holdings, Revlon, Inc., Products Corporation and certain of its subsidiaries and Mafco Holdings are parties to the Tax Sharing Agreement, which is described in Note 12. Since payments to be made under the Tax Sharing Agreement will be determined by the amount of taxes that Products Corporation would otherwise have to pay if it were to file separate federal, state or local income tax returns, the Tax Sharing Agreement will benefit Mafco Holdings to the extent Mafco Holdings can offset the taxable income generated by Products Corporation against losses and tax credits generated by Mafco Holdings and its other subsidiaries.

FINANCING REIMBURSEMENT AGREEMENT

         Holdings and Products Corporation entered into a financing reimbursement agreement (the "Financing Reimbursement Agreement") in 1992, which expired on June 30, 1996, pursuant to which Holdings agreed to reimburse Products Corporation for Holdings' allocable portion of (i) the debt issuance cost and advisory fees related to the capital restructuring of Holdings, and
(ii) interest expense attributable to the higher cost of funds paid by Products Corporation under the credit agreement in effect at that time as a result of additional borrowings for the benefit of Holdings in connection with the assumption of certain liabilities by Products Corporation under the Asset Transfer Agreement and the repurchase of certain subordinated notes from affiliates. The amount of interest to be reimbursed by Holdings for 1994 was approximately $0.8 and was evidenced by noninterest-bearing promissory notes originally due and payable on June 30, 1995. In February 1995, the $13.3 in notes then payable by Holdings to Products Corporation under the Financing Reimbursement Agreement was offset against a $25.0 note payable by Products Corporation to Holdings and Holdings agreed not to demand payment under the resulting $11.7 note payable by Products Corporation so long as any indebtedness remained outstanding under the credit agreement then in effect. In February 1995, the Financing Reimbursement Agreement was amended and extended to provide that Holdings would reimburse Products Corporation for a portion of the debt issuance costs and advisory fees related to the credit agreement then in effect (which portion was approximately $4.7 and was evidenced by a noninterest-bearing promissory note payable on June 30, 1996) and 1 1/2 % per annum of the average balance outstanding under the credit agreement then in effect and the average balance outstanding under working capital borrowings from affiliates through June 30, 1996 and such amounts were evidenced by a noninterest-bearing promissory note payable on June 30, 1996. The amount of interest to be reimbursed by Holdings for 1995 was approximately $4.2. As of December 31, 1995, the aggregate amount of notes payable by Holdings under the Financing Reimbursement Agreement was $8.9. In June 1996, $10.9 in notes due to Products Corporation, which included $2.0 of interest reimbursement from Holdings in 1996, under the Financing Reimbursement Agreement was offset against an $11.7 demand note payable by Products Corporation to Holdings.

OTHER

         Pursuant to a lease dated April 2, 1993 (the "Edison Lease"), Holdings leases to Products Corporation the Edison research and development facility for a term of up to 10 years with an annual rent, of $1.4 and certain shared operating expenses payable by Products Corporation which, together with the annual rent are not to exceed $2.0 per year. Pursuant to an assumption agreement dated February 18, 1993, Holdings agreed to assume all costs and expenses of the ownership and operation of the Edison facility as of January 1, 1993, other than (i) the operating expenses for which Products Corporation is responsible under the Edison Lease and (ii) environmental claims and compliance costs relating to matters which occurred prior to January 1, 1993 up to an amount not to exceed $8.0 (the amount of such claims and costs for which Products Corporation is responsible, the "Environmental Limit"). In addition, pursuant to such assumption agreement, Products Corporation agreed to indemnify Holdings for environmental claims and compliance costs relating to matters which occurred prior to January 1, 1993 up to an amount not to exceed the Environmental Limit and Holdings agreed to indemnify Products Corporation for environmental claims and compliance costs relating to matters which occurred prior to January 1, 1993 in excess of the Environmental Limit and all such claims and costs relating to matters occurring on or after January 1, 1993. Pursuant to an occupancy agreement, during 1997, 1996 and 1995 Products Corporation rented from Holdings a portion of the administration building located at the Edison facility and space for a retail store of Products Corporation. Products Corporation provides certain administrative services, including accounting, for Holdings with respect to the Edison facility pursuant to which Products Corporation pays on behalf of Holdings costs associated with the Edison facility and is reimbursed by Holdings for such costs, less the amount owed by Products Corporation to Holdings pursuant to the Edison Lease and the occupancy agreement. The net amount reimbursed by Holdings to Products Corporation for such costs with respect to the Edison facility for 1997, 1996 and 1995 was $0.7, $1.1 and $1.2, respectively.

         During 1997, a subsidiary of Products Corporation sold an inactive subsidiary to an affiliate for approximately $1.0.

         Effective July 1, 1997, Holdings contributed to Products Corporation substantially all of the assets and liabilities of the Bill Blass business not already owned by Products Corporation. The contributed assets approximated the contributed liabilities and were accounted for at historical cost in a manner similar to that of a pooling of interests and, accordingly, prior period financial statements were restated as if the contribution took place prior to the beginning of the earliest period presented.

         In the fourth quarter of 1996, a subsidiary of Products Corporation purchased an inactive subsidiary from an affiliate for net cash consideration of approximately $3.0 in a series of transactions in which Products Corporation expects to realize foreign tax benefits in future years.

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

         Products Corporation leases certain facilities to MacAndrews & Forbes or its affiliates pursuant to occupancy agreements and leases. These included space at Products Corporation's New York headquarters and at Products Corporation's offices in London during 1997, 1996 and 1995; in Tokyo during 1996 and 1995 and in Hong Kong during 1997. The rent paid by MacAndrews & Forbes or its affiliates to Products Corporation for 1997, 1996 and 1995 was $3.8, $4.6 and $5.3, respectively.

         In July 1995, Products Corporation borrowed from Holdings approximately $0.8, representing certain amounts received by Holdings relating to an arbitration arising out of the sale by Holdings of certain of its businesses. In 1995, Products Corporation borrowed from Holdings approximately $5.6, representing certain amounts received by Holdings from the sale by Holdings of certain of its businesses. In June 1997, Products Corporation borrowed from Holdings approximately $0.5, representing certain amounts received by Holdings from the sale of a brand and inventory relating thereto. Such amounts are evidenced by noninterest-bearing promissory notes. Holdings agreed not to demand payment under such notes so long as any indebtedness remains outstanding under the Credit Agreement.

         The Credit Agreement is supported by, among other things, guarantees from Holdings and certain of its subsidiaries. The obligations under such guarantees are secured by, among other things, (i) the capital stock and certain assets of certain subsidiaries of Holdings and (ii) a mortgage on Holdings' Edison, New Jersey facility.

         Products Corporation borrows funds from its affiliates from time to time to supplement its working capital borrowings. No such borrowings were outstanding as of December 31, 1997, 1996 or 1995. The interest rates for such borrowings are more favorable to Products Corporation than interest rates under the Credit Agreement and, for borrowings occurring prior to the execution of the Credit Agreement, the credit facility in effect at the time of such borrowing. The amount of interest paid by Products Corporation for such borrowings for 1997, 1996 and 1995 was $0.6, $0.5 and $1.2, respectively.

         In November 1993, Products Corporation assigned to Holdings a lease for warehouse space in New Jersey (the "N.J. Warehouse") between Products Corporation and a trust established for the benefit of certain family members of the Chairman of the Executive Committee. The N.J. Warehouse had become vacant as a result of divestitures and restructuring of Products Corporation. The lease has annual lease payments of approximately $2.3 and terminates on June 30, 2005. In consideration for Holdings assuming all liabilities and obligations under the lease, Products Corporation paid Holdings $7.5 (for which a liability was previously recorded) in three installments of $2.5 each in January 1994, January 1995 and January 1996. A nationally recognized investment banking firm rendered its written opinion that the terms of the lease transfer were fair from a financial standpoint to Products Corporation. During 1996 and 1995, Products Corporation paid certain costs associated with the N.J. Warehouse on behalf of Holdings and was reimbursed by Holdings for such amounts. The amounts reimbursed by Holdings to Products Corporation for such costs were $0.2 and $0.2 for 1996 and 1995, respectively.

         During 1997, 1996 and 1995, Products Corporation used an airplane owned by a corporation of which Messrs. Gittis, Drapkin and, during 1995 and 1996, Levin were the sole stockholders, for which Products Corporation paid approximately $0.2, $0.2 and $0.4 for 1997, 1996 and 1995, respectively.

         During 1997, Products Corporation purchased products from an affiliate, for which it paid approximately $0.9.

         During 1997, Products Corporation provided licensing services to an affiliate, for which Products Corporation has been paid approximately $0.7.

         An affiliate of Products Corporation assembles lipstick cases for Products Corporation. Products Corporation paid approximately $0.9, $1.0 and $1.0 for such services for 1997, 1996 and 1995, respectively.

         In January 1995, Products Corporation agreed to license certain of its trademarks to a former affiliate of MacAndrews & Forbes. The amount paid to Products Corporation pursuant to such license for 1995 was less than $0.1. The affiliate purchased $1.1 of wigs from Products Corporation during 1995. Products Corporation terminated the license with the affiliate during 1995.

16. COMMITMENTS AND CONTINGENCIES

         The Company currently leases manufacturing, executive, including research and development, and sales facilities and various types of equipment under operating lease agreements. Rental expense was $57.3, $51.7 and $49.3 for the years ended December 31, 1997, 1996 and 1995, respectively. Minimum rental commitments under all noncancelable leases, including those pertaining to idled facilities and the Edison research and development facility, with remaining lease terms in excess of one year from December 31, 1997 aggregated $201.1; such commitments for each of the five years subsequent to December 31, 1997 are $43.2, $39.8, $34.6, $29.3 and $26.7, respectively. Such amounts exclude the minimum rentals to be received in the future under noncancelable subleases of $4.2.

         The Company and its subsidiaries are defendants in litigation and proceedings involving various matters. In the opinion of the Company's management, based upon advice of its counsel handling such litigation and proceedings, adverse outcomes, if any, will not result in a material effect on the Company's consolidated financial condition or results of operations.

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the unaudited quarterly results of operations:

                                                 YEAR ENDED DECEMBER 31, 1997
                                         ---------------------------------------------
                                             1ST          2ND        3RD        4TH
                                         QUARTER (b)  QUARTER (b)  QUARTER    QUARTER
                                         ----------- -----------  --------- ---------
Net sales...............................    $492.9      $572.4      $623.5    $702.1
Gross profit............................     326.6       370.5       406.4     455.3
(Loss) income before extraordinary
 item...................................     (25.4)        9.4        33.1      42.6
Net (loss) income.......................     (25.4)       (5.5)(a)    33.1      42.6

                                              YEAR ENDED DECEMBER 31, 1996 (b)
                                         -------------------------------------------
                                             1ST         2ND       3RD        4TH
                                           QUARTER     QUARTER   QUARTER    QUARTER
                                         ----------- ---------  --------- ---------
Net sales...............................    $464.8     $518.3     $571.7    $614.7
Gross profit............................     311.7      347.5      378.4     405.4
(Loss) income before extraordinary
 item...................................     (29.0)       1.5       21.0      32.1
Net (loss) income.......................     (35.6)(c)    1.5       21.0      32.1


         (a) Includes the extraordinary charges of $14.9 resulting from the write-off in the second quarter of 1997 of deferred financing costs associated with the early extinguishment of borrowings and the redemption of Products Corporation's Sinking Fund Debentures.

         (b) Effective July 1, 1997, Holdings contributed to Products Corporation substantially all of the assets and liabilities of the Bill Blass business not already owned by Products Corporation. The contributed assets approximated the contributed liabilities and were accounted for at historical cost in a manner similar to that of a pooling of interests and, accordingly, prior period financial statements were restated as if the contribution took place prior to the beginning of the earliest period presented.

         (c) Includes an extraordinary charge of $6.6 resulting from the write-off of deferred financing costs associated with the early extinguishment of borrowings.

18. GEOGRAPHIC SEGMENTS

         The Company manages its business on the basis of one reportable segment. See Note 1 for a brief description of the Company's business. As of December 31, 1997, the Company had operations established in 26 countries outside of the United States and its products are sold throughout the world. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. The Company's operations in Brazil have accounted for approximately 5.5%, 6.1% and 6.1% of the Company's net sales for 1997, 1996 and 1995, respectively. Net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold. During 1996, one customer and its affiliates accounted for approximately 10.1% of the Company's consolidated net sales. This data is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company has retroactively adopted for all periods presented.

GEOGRAPHIC AREAS                          YEAR ENDED DECEMBER 31,
                                      -------------------------------
                                        1997        1996       1995
                                      --------    --------   --------
 Net sales:
  United States.....................  $1,452.5    $1,259.7   $1,115.4
  International.....................     938.4       909.8      824.6
                                      --------    --------   --------
                                      $2,390.9    $2,169.5   $1,940.0
                                      ========    ========   ========

                                       AS OF DECEMBER 31,
                                      --------------------
                                        1997        1996
                                      --------    --------
 Long-lived assets:
  United States.....................  $  570.6    $  555.0
  International.....................     280.5       245.9
                                      --------    --------
                                      $  851.1    $  800.9
                                      ========    ========

                                           YEAR ENDED DECEMBER 31,
                                      -------------------------------
CLASSES OF SIMILAR PRODUCTS:            1997        1996       1995
                                      --------    --------   --------
 Net sales:
  Cosmetics, skin care and
   fragrances.......................  $1,408.3    $1,262.0   $1,080.5
  Personal care and professional ...     982.6       907.5      859.5
                                      --------    --------   --------
                                      $2,390.9    $2,169.5   $1,940.0
                                      ========    ========   ========


19. SUBSEQUENT EVENT (UNAUDITED)

         On February 2, 1998, an affiliate of the Company, Revlon Escrow Corp., issued notes in the aggregate amount of $900.0 (the "Notes"). The net proceeds of $880 (net of discounts, fees and expenses) were deposited with an escrow agent and substantially all of such proceeds will be used to fund the redemptions by Products Corporation of its Senior Subordinated Notes and the Senior Notes, including prepayment premiums for early redemptions. Products Corporation will assume the obligations of Revlon Escrow Corp. under the Notes upon consummation of such redemptions. In connection with the early redemptions of the Senior Notes and Senior Subordinated Notes, the Company expects to record an extraordinary loss of up to $52 in 1998.

                                                        SCHEDULE II

            REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                            (dollars in millions)

                                      BALANCE AT        CHARGED TO         OTHER      BALANCE AT
                                  BEGINNING OF YEAR  COST AND EXPENSES  DEDUCTIONS    END OF YEAR
                                  -----------------  -----------------  ----------    -----------
YEAR ENDED DECEMBER 31, 1997:
Applied against assets accounts:
 Allowance for doubtful accounts        $12.9              $ 3.6          $ (4.5)(1)     $12.0
 Allowance for volume and early
  payment discounts .............       $12.0              $46.8          $(44.9)(2)     $13.9

YEAR ENDED DECEMBER 31, 1996:
Applied against asset accounts:
 Allowance for doubtful accounts        $13.6              $ 7.1          $ (7.8)(1)     $12.9
 Allowance for volume and early
  payment discounts .............       $10.1              $43.8          $(41.9)(2)     $12.0

YEAR ENDED DECEMBER 31, 1995:
Applied against asset accounts:
 Allowance for doubtful accounts        $11.1              $ 5.5          $ (3.0)(1)     $13.6
 Allowance for volume and early
  payment discounts .............       $10.6              $33.3          $(33.8)(2)     $10.1

------------
Notes:
(1) Doubtful accounts written off, less recoveries, reclassifications and foreign currency translation adjustments.
(2) Discounts taken, reclassifications and foreign currency translation adjustments.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Revlon Consumer Products Corporation
                                                   (Registrant)

By: /s/ George Fellows               By: /s/ Frank J. Gehrmann                 By: /s/ Lawrence E. Kreider
   ----------------------------         ----------------------------              ----------------------------
        George Fellows                       Frank J. Gehrmann                        Lawrence E. Kreider
        President,                           Executive Vice                           Senior Vice President,
        Chief Executive Officer              President and                            Controller and
        and Director                         Chief Financial Officer                  Chief Accounting Officer



Dated: March 4, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on March 4, 1998 and in the capacities indicated.

Signature                                            Title

*                                                    Chairman of the Executive Committee of the Board and
__________________________________                   Director
(Ronald O. Perelman)

*                                                    Chairman of the Board and Director
-----------------------------------
(Jerry W. Levin)

/s/ George Fellows                                   President, Chief Executive Officer and Director
-----------------------------------
    (George Fellows)

*                                                    Senior Executive Vice President and Director
-----------------------------------
(William J. Fox)

*                                                    Director
-----------------------------------
(Donald G. Drapkin)

*                                                    Director
-----------------------------------
(Irwin Engelman)

                       (Table continued on next page)














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