Form 10-Q
period 1998-06-30
REVLON CONSUMER PRODUCTS CORP
filed 1998-08-12
CIK 890547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                   FORM 10-Q

(Mark One)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ---ACT OF 1934

                 For the quarterly period ended: June 30, 1998

                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---EXCHANGE ACT OF 1934

      For the transition period from__________________ to _______________

                         Commission file number 1-11334

                      REVLON CONSUMER PRODUCTS CORPORATION
             (Exact name of registrant as specified in its charter)

         DELAWARE                                      13-3662953
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

 625 MADISON AVENUE, NEW YORK, NEW YORK                10022
(Address of principal executive offices)             (Zip Code)

        Registrant's telephone number, including area code: 212-527-4000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

The number of shares outstanding of the registrant's common stock was 1,000 shares as of June 30, 1998, all of which were held by Revlon, Inc., an indirect majority owned subsidiary of Mafco Holdings Inc.


                                Total Pages - 16

             REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                                JUNE 30,                       DECEMBER 31,
                                           ASSETS                                1998                             1997
                                                                            -----------------               ------------------
                                                                             (Unaudited)
Current assets:
  Cash and cash equivalents.................................................   $   35.8                       $     37.4
  Trade receivables, less allowances of $25.8
       and $25.9, respectively..............................................      458.6                            492.5
  Inventories...............................................................      290.0                            260.7
  Prepaid expenses and other................................................       80.6                             96.2
                                                                            -----------------               ------------------
       Total current assets.................................................      865.0                            886.8
Property, plant and equipment, net..........................................      360.4                            364.0
Other assets................................................................      159.8                            142.7
Intangible assets, net......................................................      378.8                            319.2
Net assets of discontinued operations.......................................       20.7                             45.1
                                                                            -----------------               ------------------
       Total assets........................................................    $1,784.7                       $  1,757.8
                                                                            =================               ==================

                    LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Current liabilities:
  Short-term borrowings - third parties....................................    $   45.3                       $     42.7
  Current portion of long-term debt - third parties........................       205.1                              5.5
  Accounts payable.........................................................       183.0                            178.8
  Accrued expenses and other...............................................       275.7                            356.0
                                                                            -----------------               ------------------
       Total current liabilities...........................................       709.1                            583.0
Long-term debt - third parties ............................................     1,393.8                          1,388.8
Long-term debt - affiliates................................................        26.2                             30.9
Other long-term liabilities................................................       209.5                            211.8

Stockholder's deficiency:
  Preferred stock, par value $1.00 per share; 1,000 shares
       authorized, 546 issued and outstanding..............................        54.6                             54.6
  Common stock, par value $1.00 per share; 1,000 shares
       authorized, issued and outstanding..................................          --                               --
  Capital deficiency.......................................................      (230.8)                          (230.8)
  Accumulated deficit since June 24, 1992..................................      (342.7)                          (256.8)
  Accumulated other comprehensive loss.....................................       (35.0)                           (23.7)
                                                                            -----------------               ------------------
       Total stockholder's deficiency......................................      (553.9)                          (456.7)
                                                                            -----------------               ------------------
       Total liabilities and stockholder's deficiency......................    $1,784.7                       $  1,757.8
                                                                            =================               ==================






      See Notes to Unaudited Consolidated Condensed Financial Statements.

             REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)



                                                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                        JUNE 30,                  JUNE 30,
                                                                                ---------------------------  ----------------------
                                                                                    1998          1997         1998         1997
                                                                                ------------    -----------  ----------  ----------
 Net sales......................................................................$    575.3      $    537.7   $  1,073.1  $ 1,017.7
 Cost of sales..................................................................     194.0           181.2        357.3      341.6
                                                                                ------------    -----------  ----------  ----------
        Gross profit............................................................     381.3           356.5        715.8      676.1
 Selling, general and administrative expenses...................................     329.2           307.7        634.7      601.9
 Business consolidation costs and other, net....................................        --              --           --        5.4
                                                                                ------------    ----------   ----------  ----------

        Operating income .......................................................      52.1            48.8         81.1       68.8
                                                                                ------------    ----------   ----------  ----------

 Other expenses (income):
        Interest expense........................................................      33.6            32.9         70.3       66.2
        Interest and net investment income......................................      (1.1)           (1.1)        (2.4)     (2.1)
        Amortization of debt issuance costs.....................................       1.2             1.8          2.8       3.8
        Foreign currency losses, net............................................       1.3             1.0          2.8       2.8
        Miscellaneous, net......................................................       1.4             2.0          3.2       2.7
                                                                                ------------    ----------    ----------  ---------
              Other expenses, net...............................................      36.4            36.6         76.7      73.4
                                                                                ------------    ----------    ----------  ---------
 Income (loss) from continuing operations
        before income taxes.....................................................      15.7            12.2          4.4      (4.6)

 Provision for income taxes.....................................................       3.4             3.5          7.1       9.0
                                                                                ------------    ----------    ---------   ---------

 Income (loss) from continuing operations.......................................      12.3             8.7         (2.7)    (13.6)

 Discontinued operations:
        (Loss) income from discontinued operations..............................     (11.9)            1.0        (16.5)     (1.8)
        Loss on disposal of discontinued operations.............................     (15.0)                        15.0        --
                                                                                -------------   ----------    ---------   ---------
        (Loss) income from discontinued operations..............................     (26.9)            1.0        (31.5)     (1.8)

 Extraordinary items - early extinguishments of debt............................     (13.5)          (14.9)       (51.7)    (14.9)
                                                                                -------------   ----------    ---------   ---------
Net loss........................................................................$    (28.1)     $     (5.2)   $   (85.9)  $ (30.3)
                                                                                =============   ==========    =========   =========


      See Notes to Unaudited Consolidated Condensed Financial Statements.

             REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDER'S DEFICIENCY
                             AND COMPREHENSIVE LOSS
                             (DOLLARS IN MILLIONS)


                                                                                                ACCUMULATED
                                                                                                OTHER
                                                         PREFERRED   CAPITAL      ACCUMULATED   COMPREHENSIVE     COMPREHENSIVE
                                                         STOCK       DEFICIENCY   DEFICIT       LOSS (a)          LOSS
                                                         ---------   ----------   -----------   -------------     -------------
Balance, January 1, 1997.................................$    54.6   $   (231.1)  $    (301.6)  $       (18.2)               --
  Net loss...............................................       --           --         (30.3)             --     $       (30.3)
  Net capital contribution...............................       --          0.3(c)         --              --                --
  Currency translation adjustment........................       --           --            --            (8.7)             (8.7)
                                                         ---------   ----------   -----------   -------------     -------------
Balance, June 30, 1997...................................$    54.6   $   (230.8)  $    (331.9)  $       (26.9)    $      (39.0)
                                                         =========   ==========   ===========   =============     =============


Balance, January 1, 1998.................................$    54.6   $   (230.8)  $    (256.8)  $       (23.7)              --
  Net loss...............................................       --           --         (85.9)             --     $      (85.9)
  Revaluation of marketable securities...................       --           --            --            (0.1)            (0.1)
  Currency translation adjustment........................       --           --            --           (11.2)(b)        (11.2)(b)
                                                         ---------   ----------   -----------   -------------     -------------
Balance, June 30, 1998...................................$    54.6   $   (230.8)  $    (342.7)  $       (35.0)    $      (97.2)
                                                         =========   ==========   ===========   =============     ============






------------------------------------------------------

(a) Accumulated other comprehensive loss principally includes the currency translation adjustment of $30.4 and $14.5 and the adjustment for the minimum pension liability of $4.5 and $12.4 as of June 30, 1998 and 1997, respectively.

(b) Accumulated other comprehensive loss and comprehensive loss each include a reclassification adjustment of $2.2 for realized gains associated with the sale of certain International operations assets.

(c) Represents changes in capital from the acquisition of the Bill Blass business.

      See Notes to Unaudited Consolidated Condensed Financial Statements.

            REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)


                                                                                          SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                --------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:                                                1998                      1997
                                                                                -------------------       ------------------
 Net loss.......................................................................$    (85.9)               $    (30.3)
 Adjustments to reconcile net loss to net cash (used for)
        provided by operating activities:
        Depreciation and amortization...........................................      54.9                      49.2
        Loss from discontinued operations.......................................      31.5                       1.8
        Extraordinary items.....................................................      51.7                      14.9
        Change in assets and liabilities:
              Decrease in trade receivables.....................................      33.1                      26.4
              Increase in inventories...........................................     (29.5)                    (38.8)
              Decrease in prepaid expenses and other current assets.............      10.8                       0.5
              Increase (decrease) in accounts payable...........................       0.4                      (1.0)
              Decrease in accrued expenses and other current liabilities........     (88.4)                    (72.5)
              Other, net........................................................     (40.6)                    (37.3)
                                                                                -------------------       ------------------
 Net cash used for operating activities.........................................     (62.0)                    (87.1)
                                                                                -------------------       ------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures...........................................................     (23.9)                    (21.4)
 Proceeds from the sale of certain fixed assets.................................       1.2                        --
 Acquisition of businesses, net of cash acquired................................     (57.6)                       --
                                                                                -------------------       ------------------
 Net cash used for investing activities.........................................     (80.3)                     (21.4)
                                                                                -------------------       ------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in short-term borrowings - third parties ..............       3.4                       (3.8)
 Proceeds from the issuance of long-term debt - third parties...................   1,090.2                      482.0
 Repayment of long-term debt - third parties....................................    (920.0)                    (362.4)
 Proceeds from the issuance of debt - affiliates................................      77.0                       62.3
 Repayment of debt - affiliates.................................................     (81.7)                     (61.9)
 Net contribution from parent...................................................        --                        0.3
 Payment of debt issuance costs.................................................     (19.0)                      (4.1)
                                                                                -------------------       ------------------
 Net cash provided by financing activities......................................     149.9                      112.4
                                                                                -------------------       ------------------
 Effect of exchange rate changes on cash and cash equivalents...................      (1.8)                      (0.9)
 Net cash used for discontinued operations......................................      (7.4)                      (0.9)
                                                                                -------------------       ------------------
        Net (decrease) increase in cash and cash equivalents....................      (1.6)                       2.1
        Cash and cash equivalents at beginning of period........................      37.4                       35.1
                                                                                -------------------       ------------------
        Cash and cash equivalents at end of period..............................$     35.8                $      37.2
                                                                                ===================       ==================

 Supplemental schedule of cash flow information:
        Cash paid for:
              Interest .........................................................$     67.3                $      68.2
              Income taxes, net of refunds......................................       7.6                        7.2
 Supplemental schedule of noncash investing activities:
        Liabilities assumed in connection with business acquisitions:
              Fair value of assets acquired.....................................$     74.5                $        --
              Cash paid.........................................................     (57.6)                        --
                                                                                -------------------       ------------------
              Liabilities assumed...............................................$     16.9                $        --
                                                                                ===================       ==================



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

            The Unaudited Consolidated Condensed Financial Statements include the accounts of the Company after elimination of all material intercompany balances and transactions. The Company has made a number of estimates and assumptions relating to the assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. (See note 6).

            The results of operations and financial position, including working capital, for interim periods are not necessarily indicative of those to be expected for a full year, due, in part, to seasonal fluctuations, which are normal for the Company's business.

            The Company matches advertising and promotion expenses with sales revenues for interim reporting purposes. Advertising and promotion expenses estimated for a full year are charged to earnings for interim reporting purposes in proportion to the relationship that net sales for such period bear to estimated full year net sales. As a result, in the first half of 1998 and 1997, disbursements and commitments for advertising and promotion exceeded advertising and promotion expenses by $49.1 and $44.9, respectively, and such amounts were deferred.

            During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income (loss) and its components in a full set of general-purpose financial statements. The components of comprehensive income (loss) are comprised of net income (loss), changes in the currency translation adjustment, the adjustment for minimum pension liability and changes in marketable securities.

            During 1998, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires capitalization of certain development costs of software to be used internally. The adoption of this statement did not have a material effect on the Company's financial condition or results of operations.

(2)  INVENTORIES


                                         JUNE 30,          DECEMBER 31,
                                          1998                1997
                                       -----------       -------------
Raw materials and supplies.............$   94.9          $    82.6
Work-in-process........................    21.6               14.9
Finished goods.........................   173.5              163.2
                                       -----------       -------------
                                       $  290.0          $   260.7
                                       ===========       =============






(3)  REFINANCING

            On February 2, 1998, Revlon Escrow Corp. ("Revlon Escrow"), an affiliate of Products Corporation, issued and sold in a private placement $650.0 aggregate principal amount of 8 5/8% Senior Subordinated Notes due 2008 (the "8 5/8% Notes") and

             REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)



$250.0 aggregate principal amount of 8 1/8% Senior Notes due 2006 (the "8 1/8% Notes" and, together with the 8 5/8% Notes, the "Notes"), with the net proceeds of approximately $886 deposited into escrow. The proceeds from the sale of the Notes were used to finance the redemption by Products Corporation of $555.0 aggregate principal amount of its 10 1/2% Senior Subordinated Notes due 2003 (the "Senior Subordinated Notes") and $260.0 aggregate principal amount of its 9 3/8% Senior Notes due 2001 (the "Senior Notes"). Products Corporation delivered a redemption notice to the holders of the Senior Subordinated Notes for the redemption of the Senior Subordinated Notes on March 4, 1998, at which time Products Corporation assumed the obligations under the 8 5/8% Notes and the related indenture (the "8 5/8% Notes Assumption"), and to the holders of the Senior Notes for the redemption of the Senior Notes on April 1, 1998, at which time Products Corporation assumed the obligations under the 8 1/8% Notes and the related indenture (the "8 1/8% Notes Assumption" and, together with the 8 5/8% Notes Assumption, the "Assumption"). In connection with the redemptions of the Senior Subordinated Notes on March 4, 1998 and the Senior Notes on April 1, 1998, the Company recorded an extraordinary loss of $38.2 and $13.5 in the first and second quarters of 1998, respectively, resulting primarily from the write-off of deferred financing costs and payment of call premiums on the Senior Subordinated Notes and the Senior Notes. On May 7, 1998, substantially all of the Notes were exchanged for registered notes with substantially identical terms (the Notes and the registered exchange notes shall each be referred to as the Notes).

            The 8 5/8% Notes are general unsecured obligations of Products Corporation and are (i) subordinate in right of payment to all existing and future Senior Debt (as defined in the indenture relating to the 8 5/8% Notes (the "8 5/8% Notes Indenture")) of Products Corporation, including the Senior Notes due 1999 (the "1999 Notes"), the 8 1/8% Notes and the indebtedness under the credit agreement which became effective in May 1997 (as subsequently amended, the "Credit Agreement"), (ii) pari passu in right of payment with all future senior subordinated debt, if any, of Products Corporation and (iii) senior in right of payment to all future subordinated debt, if any, of Products Corporation. The 8 5/8% Notes are effectively subordinated to the outstanding indebtedness and other liabilities of Products Corporation's subsidiaries. Interest is payable on February 1 and August 1.

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

            The 8 5/8% Notes Indenture contains covenants that, among other things, limit (i) the issuance of additional debt and redeemable stock by Products Corporation, (ii) the incurrence of liens, (iii) the issuance of debt and preferred stock by Products Corporation's subsidiaries, (iv) the payment of dividends on capital stock of Products Corporation and its subsidiaries and the redemption of capital stock of Products Corporation, (v) the sale of assets and subsidiary stock, (vi) transactions with affiliates, (vii) consolidations, mergers and transfers of all or substantially all Products Corporation's assets and (viii) the issuance of additional subordinated debt that is senior in right of payment to the 8 5/8% Notes. The 8 5/8% Notes Indenture also prohibits certain restrictions on distributions from subsidiaries. All of these limitations and prohibitions, however, are subject to a number of important qualifications.

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

            Upon a Change of Control (as defined in the 8 1/8% Notes Indenture), Products Corporation will have the option to redeem the 8 1/8% Notes in whole at a redemption price equal to the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of redemption plus the Applicable Premium (as defined in the 8 1/8% Notes Indenture) and, subject to certain conditions, each holder of the 8 1/8% Notes will have the right to require Products Corporation to repurchase all or a portion of such holder's 8 1/8% Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of repurchase.

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

(4)  BUSINESS CONSOLIDATION COSTS AND OTHER, NET

             In connection with the business consolidation costs and other, net, recorded in 1997, the Company made cash payments for severance of $4.7 and cash payments for other business consolidation costs of $0.5 during the first half of 1998. As of June 30, 1998, the unpaid balance of the business consolidation costs included in accrued expenses and other was $5.8.

(5)  ACQUISITIONS

             During the second quarter of 1998, the Company consummated acquisitions for a combined purchase price of approximately $62.6, with resulting goodwill recorded under the purchase method of $63.7.

             REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)




(6)  DISCONTINUED OPERATIONS

            In the second quarter of 1998, the Company determined to exit the retail and outlet store business comprised of its 85% ownership interest in The Cosmetic Center, Inc. ("CCI") and recorded an estimated loss on disposal of $15.0. The results of operations of CCI have been reported as a discontinued operation and, accordingly, all prior periods have been restated. The net assets of CCI included in the accompanying unaudited consolidated condensed balance sheets consist primarily of amounts due to Products Corporation and inventory, offset by third party debt, minority interest and a reserve for estimated loss on disposal.

(7)  GEOGRAPHIC SEGMENTS

            The Company manages its business on the basis of one reportable segment. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets and liabilities are affected by fluctuations in foreign currency exchange rates. The Company's operations in Brazil have accounted for approximately 5.4% and 5.8% and 5.7% and 6.5% of the Company's net sales for the second quarter and first half of 1998 and 1997, respectively. Net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.




                                                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
GEOGRAPHIC AREAS:                                                                      JUNE 30,               JUNE 30,
                                                                                ----------------------   -----------------------
   Net sales:                                                                      1998       1997         1998         1997
                                                                                ----------   ---------   ---------   -----------
     United States..............................................................$    339.1   $   309.2   $   621.8   $  579.2
     International..............................................................     236.2       228.5       451.3      438.5
                                                                                ----------   ---------   ---------   -----------
                                                                                $    575.3   $   537.7   $ 1,073.1   $1,017.7
                                                                                ==========   =========   =========   ===========

                                                                                   JUNE 30,    DECEMBER 31,
   Long-lived assets:                                                               1998          1997
                                                                                -----------   -------------
     United States..............................................................$     620.4   $     545.4
     International..............................................................      278.6         280.5
                                                                                -----------   -------------
                                                                                $     899.0   $     825.9
                                                                                ===========   =============

                                                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                                       JUNE 30,               JUNE 30,
                                                                                ----------------------   -----------------------
CLASSES OF SIMILAR PRODUCTS:                                                       1998       1997         1998         1997
                                                                                ----------   ---------   ---------   -----------
   Net sales:
     Cosmetics, skin care and fragrances........................................$    346.4   $   327.6   $   658.5   $  619.4
     Personal care and professional.............................................     228.9       210.1       414.6      398.3
                                                                                ----------   ---------   ---------   -----------
                                                                                $    575.3   $   537.7   $ 1,073.1   $1,017.7
                                                                                ==========   =========   =========   ===========



             REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                             (DOLLARS IN MILLIONS)


OVERVIEW

            The Company operates in a single business segment with many different products, which include an extensive array of glamorous, exciting and innovative cosmetics and skin care, fragrance and personal care products, and professional products, consisting of hair and nail care products principally for use in and resale by professional salons. In addition, the Company also engages in licensing. In the second quarter of 1998, the Company determined to exit the retail and outlet store business comprised of its 85% ownership interest in CCI (See note 6).

            The Company presents its business geographically as its United States operation, which comprises the Company's business in the United States, and its International operation, which comprises its business outside of the United States.

RESULTS OF OPERATIONS

            The following table sets forth the Company's net sales by operation for the three months and six months ended June 30, 1998 and 1997, respectively:


                                       THREE MONTHS ENDED    SIX MONTHS ENDED
                                            JUNE 30,            JUNE 30,
                                    ---------------------   -------------------
 Net sales:                            1998        1997       1998      1997
                                    ---------   ---------   --------- ----------
        United States...........    $  339.1    $   309.2   $  621.8  $  579.2
        International...........       236.2        228.5      451.3     438.5
                                    ---------   ---------   --------- ----------
                                 $     575.3    $   537.7   $1,073.1  $1,017.7
                                    ========    =========   ========= ==========




             The following sets forth certain statements of operations data as a percentage of net sales for the three months and six months ended June 30, 1998 and 1997, respectively:



                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                             JUNE 30,                         JUNE 30,
                                                    ----------------------------   ------------------------------
                                                       1998           1997              1998            1997
                                                    -----------   --------------   -------------   -------------
Cost of sales.......................................   33.7%          33.7%             33.3%           33.6%
Gross profit........................................   66.3           66.3              66.7            66.4
Selling, general and administrative
   expenses.........................................   57.2           57.2              59.1            59.1
Business consolidation costs and other, net.........     --             --                --             0.5
Operating income....................................    9.1            9.1               7.6             6.8




NET SALES

            Net sales were $575.3 and $537.7 for the second quarters of 1998 and 1997, respectively, an increase of $37.6, or 7.0% (or 9.8% on a constant U.S. dollar basis), and were $1,073.1 and $1,017.7 for the first half of 1998 and 1997, respectively, an increase of $55.4, or 5.4% (or 8.3% on a constant U.S. dollar basis), primarily as a result of successful new product introductions worldwide, increased demand in the United States and increased distribution internationally.

            United States. The United States operation's net sales increased to $339.1 for the second quarter of 1998 from $309.2 for the second quarter of 1997, an increase of $29.9, or 9.7% and increased to $621.8 for the first half of 1998 from $579.2 for the first half of 1997, an increase of $42.6, or 7.4%. Net sales improved for the second quarter and first half of 1998, primarily as a result of continued consumer acceptance of new product offerings and general improvement in consumer demand for the Company's color cosmetics. Even though consumer sell-through for the REVLON and ALMAY brands, as described below in more detail, has increased, the Company's sales to its customers have been and may continue to be impacted by retail inventory balancing and reductions.

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


second quarter and first half of 1998, principally as a result of launches of TOP SPEED nail enamel, MOISTURESTAY lip makeup, products in the NEW COMPLEXION line, COLORSTAY haircolor, ALMAY STAY SMOOTH ANTI-CHAP lip makeup, products in the ALMAY ONE COAT collection and products in the ULTIMA II BEAUTIFUL NUTRIENT line.

            International. The International operation's net sales increased to $236.2 for the second quarter of 1998 from $228.5 for the second quarter of 1997, an increase of $7.7, or 3.4%, on a reported basis (or 10.0% on a constant U.S. dollar basis) and increased to $451.3 for the first half of 1998 from $438.5 for the first half of 1997, an increase of $12.8, or 2.9%, on a reported basis (or 9.6% on a constant U.S. dollar basis). Net sales improved for the second quarter and first half of 1998 principally as a result of increased distribution, including acquisitions, and successful new product introductions. This was partially offset, on a reported basis, by the unfavorable effect on sales of a stronger U.S. dollar against most foreign currencies and unfavorable economic conditions in several international markets. New products such as MOISTURESTAY lip makeup and TOP SPEED nail enamel were introduced during the first half of 1998 in select international markets. The International operation's sales are divided into three geographic areas. In Europe, which is comprised of Europe, the Middle East and Africa, net sales increased by 2.1% on a reported basis to $106.4 for the second quarter of 1998 as compared to the second quarter of 1997 or an increase of 7.2% on a constant U.S. dollar basis, and increased by 3.2% to $206.1 for the first half of 1998 as compared to the first half of 1997 or an increase of 9.1% on a constant U.S. dollar basis. In the Western Hemisphere, which is comprised of Canada, Mexico, Central America, South America and Puerto Rico, net sales increased by 15.9% on a reported basis to $91.3 for the second quarter of 1998 as compared to the second quarter of 1997 or an increase of 20.6% on a constant U.S. dollar basis, and increased by 13.2% to $173.7 for the first half of 1998 as compared to the first half of 1997 or an increase of 18.3% on a constant U.S. dollar basis. The Company's operations in Brazil are significant and, along with operations in certain other countries, have been subject to, and may continue to be subject to, significant political and economic uncertainties. In Brazil, net sales were $30.8 and $31.4 for the second quarter of 1998 and 1997, respectively, and were $61.2 and $65.7 for the first half of 1998 and 1997, respectively. Net sales in Brazil were adversely affected by the stronger U.S. dollar against the Brazilian real and competitive activities. In the Far East, net sales decreased by 15.4% on a reported basis to $38.5 for the second quarter of 1998 as compared to the second quarter of 1997 or a decrease of 2.1% on a constant U.S. dollar basis, and decreased by 16.3% to $71.5 for the first half of 1998 as compared to the first half of 1997 or a decrease of 5.2% on a constant U.S. dollar basis. Net sales in the Far East were, and may continue to be, adversely impacted by general economic conditions and competitive activities in certain markets.

Cost of sales

            As a percentage of net sales, cost of sales was 33.7% for the second quarter of 1998 and 1997, and 33.3% for the first half of 1998 compared to 33.6% for the first half of 1997. Cost of sales as a percentage of net sales for the second quarter and first half of 1998 compared to the comparable 1997 periods reflects the benefits of improved overhead absorption against higher production volumes and more efficient global production and purchasing. These factors were partially offset by changes in product mix and the effect of weaker local currencies on the cost of imported purchases.

S,G&A expenses

            As a percentage of net sales, S,G&A expenses were 57.2% for the second quarter of 1998 and 1997, and 59.1% for the first half of 1998 and 1997. S,G&A expenses other than advertising and consumer-directed promotion expenses, as a percentage of net sales, improved to 39.4% for the second quarter of 1998 compared with 40.2% for the second quarter of 1997, and improved to 41.4% for the first half of 1998 as compared to 42.3% for the first half of 1997, primarily as a result of reduced general and administrative expenses, improved productivity and lower distribution costs. The Company increased advertising and consumer-directed promotion expenditures in the second quarter and first half of 1998 compared with the comparable 1997 periods to support growth in existing product lines, new product launches and increased distribution in many of the Company's markets in the International operation. Advertising and consumer-directed promotion expenses increased by 12.5% to $102.6, or 17.8% of net sales, for the second quarter of 1998 from $91.2, or 17.0% of net sales, for the second quarter of 1997 and increased by 11.1% to $190.5, or 17.7% of net sales, for the first half of 1998 from $171.4, or 16.8% of net sales, for the first half of 1997.

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

Operating income

            As a result of the foregoing, operating income increased by $3.3, or 6.8%, to $52.1 for the second quarter of 1998 from $48.8 for the second quarter of 1997 and increased by $12.3, or 17.9%, to $81.1 for the first half of 1998 from $68.8 for the first half of 1997.

Other expenses/income

            Interest expense was $33.6 for the second quarter of 1998 compared to $32.9 for the second quarter of 1997 and $70.3 for the first half of 1998 compared to $66.2 for the first half of 1997. The increase in interest expense for the second quarter of 1998 as compared to the second quarter of 1997 is due to higher average outstanding borrowings, partially offset by lower interest rates. The increase in interest expense for the first half of 1998 as compared to the first half of 1997 is due to higher average outstanding borrowings and a non-recurring interest charge associated with the refinancing (see Note 3), partially offset by lower interest rates.

            Foreign currency losses, net, were $1.3 for the second quarter of 1998 compared to $1.0 for the second quarter of 1997 and $2.8 for the first half of 1998 and 1997, respectively. The foreign currency losses for the second quarter of 1998 as compared to the second quarter of 1997 primarily reflects a weaker South African rand against the U.S. dollar.

Provision for income taxes

             The provision for income taxes was $3.4 and $3.5 for the second quarters of 1998 and 1997, respectively, and $7.1 and $9.0 for the first half of 1998 and 1997, respectively. The decrease was primarily attributable to lower taxable income in certain International operations.

Discontinued operations

            In the second quarter of 1998, the Company determined to exit the retail and outlet store business comprised of its 85% ownership interest in CCI and recorded an estimated loss on disposal of $15.0. (Loss) income from discontinued operations was $(11.9) and $1.0 for the second quarter of 1998 and 1997, respectively, and $(16.5) and $(1.8) for the six months ended June 30, 1998 and 1997, respectively. The 1997 periods include a $6.0 non-recurring gain resulting from the merger of Prestige Fragrance & Cosmetics, Inc., a wholly owned subsidiary of Products Corporation, with and into CCI on April 25, 1997, partially offset by related business consolidation costs of $4.0. The 1998 period includes the Company's share of a non-recurring charge of $10.5 taken by CCI primarily related to inventory and severance.

Extraordinary items

            The extraordinary item of $13.5 in the second quarter of 1998 resulted from the write-off of deferred financing costs and payment of a call premium associated with the redemption of the Senior Notes. The extraordinary item of $38.2 in the first quarter of 1998 resulted primarily from the write-off of the deferred financing costs and the payment of a call premium associated with the redemption of the Senior Subordinated Notes. The extraordinary item in the second quarter of 1997 resulted from the write-off of deferred financing costs associated with the extinguishment of borrowings under the credit agreement in effect at that time (the "1996 Credit Agreement") prior to maturity with proceeds from the Credit Agreement, and costs of approximately $6.3 in connection with the redemption of Products Corporation's 10 7/8% Sinking Fund Debentures due 2010 (the "Sinking Fund Debentures").

             REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                             (DOLLARS IN MILLIONS)


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

            Net cash used for operating activities was $62.0 and $87.1 for the first half of 1998 and 1997, respectively. The improvement in net cash used for operating activities for the first half of 1998 compared with the first half of 1997 resulted primarily from higher operating income and improved working capital management.

             Net cash used for investing activities was $80.3 and $21.4 for the first half of 1998 and 1997, respectively. Net cash used for investing activities in the 1998 period included cash paid in connection with acquisitions and for both periods included capital expenditures.

             Net cash provided by financing activities was $149.9 and $112.4 for the first half of 1998 and 1997, respectively. Net cash provided by financing activities for the first half of 1998 included proceeds from the issuance of the Notes and cash drawn under the Credit Agreement, partially offset by the payment of fees and expenses related to the issuance of the Notes, the redemption of the Senior Subordinated Notes and the Senior Notes, and the repayment of borrowings under the Company's Japanese yen-denominated credit agreement (the "Yen Credit Agreement"). During the second quarter of 1998, the company loaned $5.0 to CCI to assist with liquidity needs and its new business strategy. Net cash provided by financing activities for the first half of 1997 included cash drawn under the 1996 Credit Agreement and the Credit Agreement, partially offset by the repayment of borrowings under the 1996 Credit
Agreement, the payment of fees and expenses related to the Credit Agreement and the repayment of borrowings under the Yen Credit Agreement.

            On February 2, 1998, Revlon Escrow issued and sold the Notes in a private placement, with the net proceeds deposited into escrow. The proceeds from the sale of the Notes were used to finance the redemptions of the Senior Subordinated Notes and the Senior Notes. Products Corporation delivered a redemption notice to the holders of the Senior Subordinated Notes for the redemption of the Senior Subordinated Notes on March 4, 1998, at which time Products Corporation consummated the 8 5/8% Notes Assumption, and to the holders of the Senior Notes for the redemption of the Senior Notes on April 1, 1998, at which time Products Corporation consummated the 8 1/8% Notes Assumption. On May 7, 1998, substantially all of the Notes were exchanged for registered notes with substantially identical terms. The 8 5/8% Notes Indenture and the 8 1/8% Notes Indenture (together, the "Notes Indentures") contain covenants that among other things, limit (i) the issuance of additional debt and redeemable stock by Products Corporation, (ii) the incurrence of liens,
(iii) the issuance of debt and preferred stock by Products Corporation's subsidiaries, (iv) the payment of dividends on capital stock of Products Corporation and its subsidiaries and the redemption of capital stock of Products Corporation, (v) the sale of assets and subsidiary stock, (vi) transactions with affiliates, (vii) consolidations, mergers and transfers of all or substantially all Products Corporation assets and (viii) in the case of the 8 5/8% Notes Indenture, the issuance of additional subordinated debt that is senior in right of payment to the 8 5/8% Notes. The Notes Indentures also prohibit certain restrictions on distributions from Products Corporation and subsidiaries of Products Corporation. All of these limitations and prohibitions, however, are subject to a number of important qualifications.

            In May 1997, Products Corporation entered into the Credit Agreement with a syndicate of lenders, whose individual members change from time to time. The proceeds of loans made under the Credit Agreement were used for the purpose of repaying the loans outstanding under the 1996 Credit Agreement and to redeem Products Corporation's Sinking Fund Debentures and were and will be used for general corporate purposes or, in the case of the Acquisition Facility, the financing of acquisitions. At June 30, 1998, Products Corporation had approximately $199.0 outstanding under the Term Loan Facilities, $173.4 outstanding under the Multi-Currency Facility, $99.2 outstanding under the Acquisition Facility and $34.0 of issued but undrawn letters of credit under the Special LC Facility.

            A subsidiary of Products Corporation is the borrower under the Yen Credit Agreement, which had a principal balance of approximately Yen 3.8 billion as of June 30, 1998 (approximately $27.2 U.S. dollar equivalent as of June 30, 1998). In accordance with the terms of the Yen Credit Agreement, approximately Yen 539 million (approximately $4.6 U.S. dollar equivalent) was paid in January 1997. In June 1997, Products Corporation amended and restated the Yen Credit Agreement to extend the term to December 31, 2000 subject to earlier termination under certain circumstances. In accordance with the terms of the Yen Credit Agreement, as so amended and restated, approximately
Yen 539 million (approximately $4.2 U.S. dollar equivalent) was paid in March 1998, approximately Yen 539 million (approximately $3.9 U.S. dollar equivalent as of June 30, 1998) is due in each of March 1999 and 2000 and Yen 2.7 billion (approximately $19.4 U.S. dollar equivalent as of June 30,
1998) is due on December 31, 2000.

             REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                             (DOLLARS IN MILLIONS)




            Products Corporation borrows funds from its affiliates from time to time to supplement its working capital borrowings at interest rates more favorable to Products Corporation than interest rates under the Credit Agreement. No such borrowings were outstanding as of June 30, 1998.

            In the second quarter of 1998, the Company reclassified to short-term its $200.0 1999 Notes which the Company intends to refinance.

            The Company's principal sources of funds are expected to be cash flow generated from operations and borrowings under the Credit Agreement and other existing working capital lines. The Credit Agreement, the 1999 Notes and the Notes contain certain provisions that by their terms limit Products Corporation's and/or its subsidiaries' ability to, among other things, incur additional debt. The Company's principal uses of funds are expected to be the payment of operating expenses, working capital and capital expenditure requirements and debt service payments (including refinancing the 1999 Notes).

            The Company estimates that capital expenditures for 1998 will be approximately $65 including upgrades to the Company's management information systems. Pursuant to a tax sharing agreement, Products Corporation may be required to make tax sharing payments to Revlon, Inc. (which in turn may be required to make tax sharing payments to Mafco Holdings Inc.) as if Products Corporation were filing separate income tax returns, except that no payments are required by Products Corporation (or Revlon, Inc.) if and to the extent that Products Corporation is prohibited under the Credit Agreement from making tax sharing payments to Revlon, Inc. The Credit Agreement prohibits Products Corporation from making any tax sharing payments other than in respect of state and local income taxes. Products Corporation currently anticipates that, as a result of net operating tax losses and prohibitions under the Credit Agreement, no cash federal tax payments or cash payments in lieu of federal taxes pursuant to the tax sharing agreement will be required for 1998.

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

            Products Corporation enters into forward foreign exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. Products Corporation had forward foreign exchange contracts denominated in various currencies of approximately $38.3 and $16.6 (U.S. dollar equivalent) at June 30, 1998 and 1997, respectively, and option contracts of approximately $49.6 (U.S. dollar equivalent) outstanding at June 30, 1998. Such contracts are entered into to hedge transactions predominantly occurring within twelve months. If Products Corporation had terminated these contracts on June 30, 1998 and 1997, no material gain or loss would have been realized.

            Based upon the Company's current level of operations and anticipated growth in net sales and earnings as a result of its business strategy, the Company expects that cash flows from operations and funds from currently available credit facilities and refinancings of existing indebtedness will be sufficient to enable the Company to meet its anticipated cash requirements for the foreseeable future on a consolidated basis, including for debt service (including refinancing the 1999 Notes). However, there can be no assurance that cash flow from operations and funds from existing credit facilities and refinancing of existing indebtedness will be sufficient to meet the Company's cash requirements on a consolidated basis. If the Company is unable to satisfy such cash requirements, the Company could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, restructuring indebtedness, selling assets or operations, or seeking capital contributions or loans from Revlon, Inc. or affiliates of the Company. There can be no assurance that any of such actions could be effected, that they would enable the Company to continue to satisfy its capital requirements or that they would be permitted under the terms of the Company's various debt instruments then in effect. The terms of the Credit Agreement, the 1999 Notes and the Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other

             REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                             (DOLLARS IN MILLIONS)



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

FORWARD-LOOKING STATEMENTS

            This quarterly report on Form 10-Q for the quarter ended June 30, 1998 as well as other public documents of the Company contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to introduction of new products and expansion into markets, future financial performance, including growth in net sales and earnings, and the effect on sales of retail inventory balancing and reductions, the effect on sales of economic conditions and competitive activities in the Far East, the intent to dispose of CCI and the estimated loss on disposition of CCI, cash flows from operations, information system upgrades, capital expenditures, the availability of funds from currently available credit facilities and refinancings of indebtedness, (including the 1999 Notes), capital contributions or loans from Revlon, Inc. or affiliates of the Company and the sale of assets or operations. Readers are urged to consider that statements which use the terms "believes," "does not believe," "no reason to believe," "expects," "plans," "intends," "estimates," "anticipated," "anticipates" and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. In addition to factors that may be described in the Company's Commission filings, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (i) difficulties or delays in developing and introducing new products or failure of customers to accept new product offerings; (ii) changes in consumer preferences, including reduced consumer demand for the Company's color cosmetics and other current products; (iii) difficulties or delays in the Company's continued expansion into the self-select distribution channel and into certain markets and development of new markets; (iv) unanticipated costs or difficulties or delays in completing projects associated with the Company's strategy to improve operating efficiencies, including information system upgrades; (v) the inability to refinance indebtedness (including the 1999 Notes), secure capital contributions or loans from Revlon, Inc. or affiliates of the Company or sell assets or operations; (vi) effects of and changes in economic conditions, including inflation and monetary conditions, and in trade, monetary, fiscal and tax policies in countries outside of the U.S. in which the Company operates, including Brazil and the effect of economic conditions and competitive activities in the Far East; (vii) actions by competitors, including business combinations, technological breakthroughs, new product offerings and marketing and promotional successes; (viii) combinations among significant customers or the loss, insolvency or failure to pay its debts by a significant customer or customers; (ix) lower than expected sales as a result of retail inventory balancing and reductions ; and (x) difficulties, delays or unanticipated costs or greater than expected losses in connection with the disposition of CCI. The Company assumes no responsibility to update forward-looking information contained herein.

             REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                             (DOLLARS IN MILLIONS)


EFFECT OF NEW ACCOUNTING STANDARDS

            In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The effect of adopting the statement and the date of such adoption by the Company has not yet been determined.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE
         ----------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)         EXHIBITS -
10.28 Amendment, effective June 1, 1998, to the Employment Agreement dated as of January 1, 1996 between Products Corporation and William J. Fox. (Incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 of Revlon, Inc.).
--------------------
(b)         REPORTS ON FORM 8-K - NONE

                              S I G N A T U R E S

             Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      REVLON CONSUMER PRODUCTS CORPORATION
                      ------------------------------------
                                   Registrant

By:/s/ Frank J. Gehrmann                By:/s/ Lawrence E. Kreider
---------------------------------       ---------------------------------------
       Frank J. Gehrmann                       Lawrence E. Kreider
       Executive Vice President                Senior Vice President, Controller
       and Chief Financial Officer             and Chief Accounting Officer



Dated:  August 12, 1998