Form 10-K/A
period 1997-12-31
REVLON CONSUMER PRODUCTS CORP
filed 1998-12-18
CIK 890547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

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

                                                                                     NAME OF EACH EXCHANGE
                      TITLE OF EACH CLASS                                             ON WHICH REGISTERED
---------------------------------------------------------------- --------------------------------------------------------------
          10 1/2% SENIOR SUBORDINATED NOTES DUE 2003                                          N/A
                 9 3/8% SENIOR NOTES DUE 2001                                                 N/A
                 9 1/2% SENIOR NOTES DUE 1999                                    NEW YORK STOCK EXCHANGE, INC.
---------------------------------------------------------------- --------------------------------------------------------------

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

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

         This Form 10-K/A amends the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "Form 10-K"). On June 8, 1998, the Company announced its intention to dispose of its approximately 85% interest in its subsidiary, The Cosmetic Center, Inc., which operates retail stores. Accordingly, all prior period financial information has been restated to reflect the retail and outlet store business as a discontinued operation. The purpose of this Form 10-K/A is to amend the Form 10-K to reflect Cosmetic Center as a discontinued operation.

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

         Products Corporation was incorporated in Delaware in April 1992. On June 24, 1992, Products Corporation succeeded to assets and liabilities of the cosmetics and skin care, fragrance and personal care products business of Revlon Holdings Inc. ("Holdings"). Holdings retained certain small brands that historically had not been profitable (the "Retained Brands") and certain other assets and liabilities. Unless the context otherwise requires, references to the Company relating to dates or periods prior to the formation of Products Corporation mean the cosmetics and skin care, fragrance and personal care products business of Holdings to which Products Corporation has succeeded. Unless the context otherwise requires, all references in this Form 10-K/A to the Company, Revlon or Products Corporation mean Revlon Consumer Products Corporation and its subsidiaries.

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

BUSINESS PROCESS ENHANCEMENTS

         The Company's management information systems have been substantially upgraded to provide comprehensive order processing, production and accounting support for the Company's business. The Company's expenditures to outside vendors for improvements to its management information systems were approximately $11 million for 1997, and the Company anticipates a similar level of expenditure in 1998. Systems improvements have been and the Company anticipates that they will continue to be instrumental in contributing to the reduction of the time from order entry to shipment, improved forecasting of demand and improved operating efficiencies.

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

         The Company's products are sold in approximately 175 countries and territories. The Company's worldwide sales force had approximately 1,200 people as of December 31, 1997, including a dedicated sales force for cosmetics, skin care and fragrance products in the self-select distribution channel, for the demonstrator-assisted distribution channel, for personal care products distribution and for salon distribution. In addition, the Company utilizes sales representatives and independent distributors to serve specialized markets and related distribution channels.

         United States. The United States operation's net sales accounted for approximately 58.1% of the Company's 1997 net sales, a majority of which were made in the self-select distribution channel. The Company also sells a broad range of consumer and retail professional products to United States Government military exchanges and commissaries. The Company licenses its trademarks to select manufacturers for products that the Company believes have the potential to extend the Company's brand names and image. As of December 31, 1997, 19 licenses were in effect relating to 21 product categories to be marketed in the self-select distribution channel. Pursuant to the licenses, the Company retains strict control over product design and development, product quality, advertising and use of its trademarks. These licensing arrangements offer opportunities for the Company to generate revenues and cash flow through earned royalties, royalty advances and, in some cases, up-front licensing fees. Products designed for professional use or resale by beauty salons are sold through wholesale beauty supply distributors and directly to professional salons. Various hair care products, such as ethnic hair relaxers, scalp conditioners, shampoos and hair coloring products and wigs and hairpieces are sold directly and through wholesalers to chain drug stores and mass volume retailers. Wigs and hairpieces are also sold through mail order direct marketing, retail outlet malls, salons and certain department stores.

         The Company also operated retail stores through Cosmetic Center. As of December 31, 1997, Cosmetic Center's retail (or Cosmetic Center) division operated 66 specialty retail stores in the middle Atlantic region and in Chicago and its outlet (or Prestige Fragrance & Cosmetics) division operated 201 retail outlet stores throughout the United States. The stores in the Cosmetic Center division offer a broad range of brand name prestige and mass merchandised cosmetics products at value prices. The stores in the Prestige Fragrance & Cosmetics division operate in factory outlet malls, rural areas and other similar locations that are not disruptive to the Company's principal distribution channels. In these stores, Cosmetic Center sells the Company's first quality, first quality excess, returned and refurbished, and discontinued consumer products and retail professional products, as well as similar products of other cosmetics companies.

         International. The International operation's net sales accounted for approximately 41.9% of the Company's 1997 net sales. The International operation's ten largest countries in terms of these sales, which include, among others, Brazil, Spain, the United Kingdom, Australia, South Africa, Canada and Japan, accounted for approximately 30% of the Company's net sales in 1997, with Brazil accounting for approximately 5.8% of the Company's net sales. The International operation is increasing distribution through the expanding self-select distribution channels outside the United States, such as drug stores/chemists, hypermarkets/mass volume retailers and variety stores, as these channels gain importance. The International operation also distributes through department stores and specialty stores such as perfumeries. The International operation's professional products are sold directly to beauty salons by the Company's direct sales force in Spain, France, Germany, Portugal, Italy, Mexico and Ireland and through distributors in other countries. As of December 31, 1997, the Company actively sold its products through wholly owned subsidiaries established in 26 countries outside of the United States, through joint ventures in India and Indonesia, and through a large number of distributors and licensees elsewhere around the world. The Company continues to pursue strategies to establish its presence in new emerging markets. Such new and emerging markets include Eastern Europe; Russia; and China, where in 1996 the Company established a subsidiary with a local minority partner. In addition, the Company is building a franchise through local distributorships in northern and central Africa, where the Company intends to expand the distribution of its products by capitalizing on its market strengths in South Africa.

CUSTOMERS

         The Company's principal customers include chain drug stores and large mass volume retailers, including such well known retailers as Wal-Mart, Walgreens, Kmart, Target, CVS, Drug Emporium, American Drug Stores, Eckerds, and Rite Aid in the self-select distribution channel, J.C. Penney in the demonstrator-assisted distribution channel, Sally's Beauty Company for professional products, Boots in the United Kingdom and Western Europe and Wal-Mart worldwide. The foregoing principal customers each accounted for 1% or more of the Company's net sales in 1997 and are representative of the Company's customers. Wal-Mart and its affiliates accounted for approximately 10.3% of the Company's 1997 consolidated net sales. Although the loss of Wal-Mart as a customer could have an adverse effect on the Company, the Company believes that its relationship with Wal-Mart is satisfactory and the Company has no reason to believe that Wal-Mart will not continue as a customer.

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

INDUSTRY SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS

         The Company operates in a single business segment. Certain geographic, financial and other information of the Company is set forth in Note 19 of the Notes to Consolidated Financial Statements of the Company.

EMPLOYEES

         As of December 31, 1997, the Company employed the equivalent of approximately 14,000 full-time persons (which excludes approximately 2,000 employees of the discontinued operations). Approximately 2,100 of such employees in the United States are covered by collective bargaining agreements. The Company will be negotiating collective bargaining agreements or portions thereof covering employees in eleven countries outside the United States during 1998 (namely, Australia, Brazil, England, France, Ireland, Israel, Italy, Japan, Mexico, South Africa and Spain). Although there can be no assurance, the Company expects that such agreements will be renewed in the ordinary course, and further believes that its employee relations are satisfactory. Although the Company has experienced minor work stoppages of limited duration in the past in the ordinary course of business, such work stoppages have not had a material effect on the Company's results of operations or financial condition.

ITEM 2. PROPERTIES

         The following table sets forth as of December 31, 1997 the Company's major manufacturing, research and warehouse/distribution facilities, all of which are owned except where otherwise noted.

                                                                                             APPROXIMATE FLOOR SPACE
LOCATION                             USE                                                             SQ. FT.
--------                             ---                                                             -------
United States:
--------------
Oxford, North Carolina.............. Manufacturing, warehousing, distribution and office             1,012,000
Phoenix, Arizona.................... Manufacturing, warehousing, distribution and office               706,000
                                     (partially leased)
Jacksonville, Florida............... Manufacturing, warehousing, distribution, research and            526,000
                                     office
Edison, New Jersey.................. Research and office (leased)                                      133,000
Irvington, New Jersey............... Manufacturing, warehouse and office                                96,000

International:
--------------
Sao Paulo, Brazil................... Manufacturing, warehousing, distribution, office and              435,000
                                     research
Maesteg, South
Wales............................... Manufacturing, distribution and office                            316,000
Mississauga, Canada................. Manufacturing, warehousing, distribution and office               245,000
Santa Maria, Spain.................. Manufacturing and warehousing                                     173,000
Caracas, Venezuela.................. Manufacturing, distribution and office                            145,000
Kempton Park, South Africa.......... Warehousing, distribution and office (leased)                     127,000
Canberra, Australia................. Warehousing, distribution and office                              125,000
Isando, South Africa................ Manufacturing, warehousing, distribution and office                94,000
Escobar, Argentina.................. Manufacturing, warehousing, distribution and office                75,000
Argenteuil, France.................. Warehousing and distribution (leased)                              73,000
Bologna, Italy...................... Manufacturing, warehousing, distribution and office                60,000
Dublin, Ireland..................... Manufacturing, warehousing, distribution and office                32,500

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

ITEM 6. SELECTED FINANCIAL DATA

         The Consolidated Statements of Operations Data for each of the years in the three-year period ended December 31, 1997 and the Balance Sheet Data as of December 31, 1997 and 1996 are derived from the Consolidated Financial Statements of the Company, which have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The Consolidated Statements of Operations Data for each of the years in the two-year period ended December 31, 1994 and the Balance Sheet Data as of December 31, 1995, 1994 and 1993 are derived from unaudited consolidated financial statements for such periods, which have been restated to reflect the Company's retail and outlet store business as discontinued operations. The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                              YEAR ENDED DECEMBER 31,
                                                         -------------------------------------------------------------------
                                                          1997 (A)       1996 (A)       1995 (A)      1994 (A)     1993 (A)
                                                         -----------     ----------     ---------     ---------    ---------
                                                                              (DOLLARS IN MILLIONS)
STATEMENTS OF OPERATIONS DATA:
Net sales                                                $   2,238.6     $  2,092.1     $ 1,867.3     $ 1,674.0    $ 1,540.5
                                                         ===========     ==========     =========     =========    =========
Operating income                                         $     216.1 (b) $    200.0     $   147.5     $   108.1    $    51.1
                                                         ===========     ==========     =========     =========    =========
Income (loss) from continuing operations                 $      59.0     $     25.2     $   (37.2)    $   (73.0)   $  (128.7)
Income (loss) from discontinued operations                       0.7            0.4          (4.0)         (2.0)        (1.5)
Extraordinary items - early extinguishments of debt            (14.9)          (6.6)          -             -           (9.5)
Cumulative effect of accounting changes                          -              -             -           (28.8)(c)     (6.0) (d)
                                                         -----------     ----------     ---------     ---------    ---------
Net income (loss)                                        $      44.8     $     19.0     $   (41.2)    $  (103.8)   $  (145.7)
                                                         ===========     ==========     =========     =========    =========


                                                                                    DECEMBER 31,
                                                         -------------------------------------------------------------------
                                                          1997 (A)       1996 (A)       1995 (A)      1994 (A)     1993 (A)
                                                         -----------     ----------     ---------     ---------    ---------
                                                                               (DOLLARS IN MILLIONS)
BALANCE SHEET DATA:
Total assets                                             $   1,757.8  $     1,618.1  $    1,532.6  $    1,414.3 $    1,547.8
Long-term debt, including current portion                    1,425.2        1,361.0       1,476.7       1,330.4      1,291.3
Total stockholder's deficiency                                (456.7)        (496.3)       (702.3)       (656.2)      (554.2)

(a) On June 8, 1998, the Company announced its intention to dispose of its approximately 85% ownership interest in Cosmetic Center. The results of operations of Cosmetic Center have been reported as a discontinued operation and, accordingly, all prior periods have been restated.

(b) In 1997, the Company incurred business consolidation costs and other, net, of approximately $3.6 million in connection with the implementation of its business strategy to rationalize factory and warehouse operations, including primarily severance and other related costs in certain operations, partially offset by a settlement of a claim of $12.7 million and gains associated with the sale of certain facilities related to the rationalizations.

(c) Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits." The Company recognized a charge of $28.8 million in the first quarter of 1994 to reflect the cumulative effect of the accounting change, net of income tax benefit.

(d) Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," for its retiree benefit plan in the United States. Accordingly, the Company recognized a charge of $6.0 million in the first quarter of 1993 to reflect the cumulative effect of the accounting change.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN MILLIONS)

OVERVIEW

         The Company operates in a single business segment with many different products, which include an extensive array of glamorous, exciting and innovative cosmetics and skin care, fragrance and personal care products, and professional products, consisting of hair and nail care products principally for use in and resale by professional salons. In addition, the Company has a licensing group.

         The Company presents its business geographically as its United States operation, which comprises the Company's business in the United States, and its International operation, which comprises its business outside of the United States.

         On June 8, 1998, the Company announced its intention to dispose of its approximately 85% ownership interest in Cosmetic Center. Accordingly, all prior period financial information has been restated to reflect the retail and outlet store business as a discontinued operation.

RESULTS OF OPERATIONS

         The following table sets forth the Company's net sales by operation for each of the last three years:


                                                                      YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------------
 Net sales:                                                   1997             1996              1995
                                                          ------------     ------------      ------------
       United States ............................         $    1,300.2     $    1,182.3      $    1,042.7
       International ............................                938.4            909.8             824.6
                                                          ------------     ------------      ------------
                                                          $    2,238.6     $    2,092.1 $         1,867.3
                                                          ============     ============      ============

         The following table sets forth certain statements of operations data as a percentage of net sales for each of the last three years:

                                                                      YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------------
                                                              1997             1996              1995
                                                          ------------     ------------      ------------
       Cost of sales...................................       33.2%            32.9%             32.9%
       Gross profit....................................       66.8             67.1              67.1
       Selling, general and administrative expenses....       57.0             57.5              59.2
       Business consolidation costs and other, net.....        0.1              -                 -
       Operating income................................        9.7              9.6               7.9


YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

 NET SALES

         Net sales were $2,238.6 and $2,092.1 for 1997 and 1996, respectively, an increase of $146.5, or 7.0% or 9.5% on a constant U.S. dollar basis, primarily as a result of successful new product introductions worldwide, increased demand in the United States, increased distribution internationally into the expanding self-select distribution channel and the further development of new international markets.

         United States. The United States operation's net sales increased to $1,300.2 for 1997 from $1,182.3 for 1996, an increase of $117.9, or 10.0%. Net sales improved for 1997, primarily as a result of continued consumer acceptance of new product offerings and general improvement in consumer demand for the Company's color cosmetics. These results were partially offset by a decline in the Company's fragrance business caused by downward trends in the mass fragrance industry and the Company's strategy to de-emphasize new fragrance products. Even though consumer sell-through for the REVLON and ALMAY brands, as described below in more detail, has increased significantly, the Company's sales to its customers have been during 1997 and may continue to be impacted by retail inventory balancing and reductions resulting from consolidation in the chain drugstore industry in the U.S.

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

 Cost of sales

         As a percentage of net sales, cost of sales was 33.2% for 1997 compared to 32.9% for 1996. The increase in cost of sales as a percentage of net sales included factors which enhanced overall operating income, including increased sales of the Company's higher cost, enhanced-performance, technology-based products and increased export sales and other factors including the effect of weaker local currencies on the cost of imported purchases and competitive pressures on the Company's toiletries business in certain International markets. These factors were partially offset by the benefits of improved overhead absorption against higher production volumes and more efficient global production and purchasing.

S,G&A expenses

         As a percentage of net sales, S,G&A expenses were 57.0% for 1997, an improvement from 57.5% for 1996. S,G&A expenses other than advertising and consumer-directed promotion expenses, as a percentage of net sales, improved to 39.2% for 1997 compared with 40.5% for 1996, primarily as a result of reduced general and administrative expenses, improved productivity and lower distribution costs in 1997 compared with those in 1996. In accordance with its business strategy, the Company increased advertising and consumer-directed promotion expenditures in 1997 compared with 1996 to support growth in existing product lines, new product launches and increased distribution in the self-select distribution channel in many of the Company's markets in the International operation. Advertising and consumer-directed promotion expenses increased by 11.8% to $397.4, or 17.8% of net sales, for 1997 from $355.5, or 17.0% of net sales, for 1996.

 Business consolidation costs and other, net

         Business consolidation costs and other, net, in 1997 include severance, writedowns of certain assets to their estimated net realizable value and other related costs to rationalize factory operations in certain operations in accordance with the Company's business strategy, partially offset by related gains from the sales of certain factory operations and an approximately $12.7 settlement of a claim in the second quarter of 1997. These business consolidations are intended to lower the Company's operating costs and increase efficiency in the future.

 Operating income

         As a result of the foregoing, operating income increased by $16.1, or 8.1%, to $216.1 for 1997 from $200.0 for 1996.

 Other expenses/income

         Interest expense was $133.7 for 1997 compared to $133.4 for 1996. The slight increase in interest expense in 1997 is due to higher average outstanding borrowings, partially offset by lower interest rates.

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

 Provision for income taxes

         The provision for income taxes was $9.3 and $25.5 for 1997 and 1996, respectively. The decrease was primarily attributable to lower taxable income in certain International operations, partially as a result of the implementation of tax planning, including the utilization of net operating loss carryforwards in certain International operations, and benefits from net operating loss carryforwards domestically.

 Discontinued operations

         Income from discontinued operations was $0.7 and $0.4 for 1997 and 1996, respectively. The 1997 period includes a $6.0 non-recurring gain resulting from the merger of Prestige Fragrance & Cosmetics, Inc., then a wholly owned subsidiary of Products Corporation, with and into CCI on April 25, 1997, partially offset by related business consolidation costs of $4.0 and operating losses of Cosmetic Center.

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

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

Net sales

         Net sales were $2,092.1 and $1,867.3 for 1996 and 1995, respectively, an increase of $224.8, or 12.0%, primarily as a result of successful new product introductions worldwide, increased demand in the United States, acquisitions of certain exclusive line professional product businesses, increased distribution internationally into the expanding self-select distribution channel and the further development of new international markets.

         United States. The United States operation's net sales increased to $1,182.3 for 1996 from $1,042.7 for 1995, an increase of $139.6, or 13.4%. Net sales improved for 1996 primarily as a result of continued consumer acceptance of new product offerings, general improvement in consumer demand for the Company's color cosmetics in the United States and acquisitions of certain exclusive line professional product businesses, partially offset by overall softness in the fragrance industry and lower sales of one of the Company's prestige brands. The Company improved the dollar share of its REVLON brand cosmetics in the color cosmetics business in the United States self-select distribution channel to 21.4% for 1996 from 19.5% for 1995, moving into the leading position in market share. Market share, which is subject to a number of conditions, can vary from quarter to quarter as a result of such things as timing of new product introductions and advertising and promotional spending. New product introductions (including, in 1996, certain products launched during 1995) generated incremental net sales in 1996, principally as a result of launches of products in the COLORSTAY collection, including COLORSTAY foundation, lip makeup, eye makeup and COLORSTAY LASHCOLOR mascara, launches of products in the ALMAY AMAZING collection, including lip makeup, eye makeup, face makeup and concealer, and launches of Cherish fragrance and MITCHUM CLEAR and ALMAY CLEAR COMPLEXION line extensions.

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

Cost of sales

         As a percentage of net sales, cost of sales was 32.9% for 1996 and 1995, respectively. Cost of sales as a percentage of net sales for 1996 compared to 1995 reflects the benefits of improved overhead absorption against higher production volumes and more efficient global production and purchasing. These improvements were offset by changes in product mix involving an increase in sales of the Company's higher cost technology-based products, an increase in export sales, lower margin products (such as those products sold in Brazil), the effect of weaker local currencies on the cost of imported purchases and competitive pressures on the Company's toiletries business in certain international markets in Europe and the Far East. The aforementioned increases in sales that negatively impacted cost of sales were, however, more profitable to the Company's overall operating results.

S,G&A expenses

         As a percentage of net sales, S,G&A expenses were 57.5% for 1996, an improvement from 59.2% for 1995. S,G&A expenses other than advertising and consumer-directed promotion expenses, as a percentage of net sales, improved to 40.5% for 1996 compared with 43.0% for 1995 primarily as a result of reduced general and administrative expenses, improved productivity and lower distribution costs in 1996 compared with 1995, partially offset by additional costs incurred in Japan in 1996 in connection with the Company's strategy of exiting the demonstrator-assisted distribution channel. In accordance with its business strategy, the Company increased advertising and consumer-directed promotion expenditures in 1996 compared with 1995 to support growth in existing product lines, new product launches and increased distribution in the self-select distribution channel in many of the Company's markets in the International operation. Advertising and consumer-directed promotion expenses increased by 17.4% to $355.5, or 17.0% of net sales, for 1996 compared to $302.9, or 16.2% of net sales, for 1995.

Operating income

         As a result of the foregoing, operating income increased by $52.5, or 35.6%, to $200.0 for 1996 from $147.5 for 1995.

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

Discontinued operations

         Income (loss) from discontinued operations was $0.4 and $(4.0) for 1996 and 1995, respectively. The improvement was primarily due to an increase in net sales as a result of new store openings and increased fragrance sales during the Christmas season.

Extraordinary item

         The extraordinary item resulted from the write-off recorded in the first quarter of 1996 of deferred financing costs associated with the early extinguishment of the 1995 Credit Agreement prior to its maturity with the net proceeds from the Revlon IPO and borrowings under the 1996 Credit Agreement.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by (used for) operating activities was $8.9, ($10.3) and ($45.9) for 1997, 1996 and 1995, respectively. The increase in net cash provided by operating activities for 1997 compared with net cash used in 1996 resulted primarily from higher operating income and improved working capital management, partially offset by increased spending on merchandise display units in connection with the Company's continued expansion into the self-select distribution channel. The decrease in net cash used for operating activities for 1996 compared with 1995 resulted primarily from higher operating income, lower restructuring payments ($13.3 for 1996 compared with $24.2 for 1995) and improved management of inventory relative to business growth, partially offset by higher trade receivable balances as a result of higher net sales and increased spending on merchandise display units in connection with the Company's continued expansion into the self-select distribution channel.

         Net cash used for investing activities was $84.3, $61.8 and $69.5 for 1997, 1996 and 1995, respectively. Net cash used for investing activities for 1997, 1996 and 1995 included capital expenditures of $52.3, $54.7 and $51.3, respectively, and $40.5, $7.1 and $21.2, respectively, used for acquisitions. Net cash used for acquisitions in 1997 consisted primarily of cash paid for the acquisition of a South American hair care manufacturer and its distributor.

         Net cash provided by financing activities was $84.7, $77.9 and $125.6 for 1997, 1996 and 1995, respectively. Net cash provided by financing activities for 1997 included cash drawn under the 1996 Credit Agreement and the Credit Agreement, partially offset by the repayment of borrowings under the 1996 Credit Agreement, the payment of fees and expenses related to entering into the Credit Agreement, the repayment of borrowings under the Company's Japanese yen-denominated credit agreement (the "Yen Credit Agreement") and the redemption of the Sinking Fund Debentures. Net cash provided by financing activities for 1996 included the net proceeds from the Revlon IPO, cash drawn under the 1995 Credit Agreement and under the 1996 Credit Agreement, partially offset by the repayment of borrowings under the 1995 Credit Agreement, the payment of fees and expenses related to the 1996 Credit Agreement and the repayment of borrowings under the Yen Credit Agreement. Net cash provided by financing activities for 1995 consisted primarily of borrowings under the credit agreement of Products Corporation in effect prior to the 1995 Credit Agreement and borrowings under the 1995 Credit Agreement, partially offset by repayments of cash drawn under those credit agreements, repayments under the Yen Credit Agreement and payment of debt issuance costs under the 1995 Credit Agreement.

         In May 1997, Products Corporation entered into the Credit Agreement with a syndicate of lenders, whose individual members change from time to time. The proceeds of loans made under the Credit Agreement were used for the purpose of repaying the loans outstanding under the 1996 Credit Agreement and to redeem the Sinking Fund

Debentures and were and will be used for general corporate purposes or, in the case of the Acquisition Facility, the financing of acquisitions. See Note 11(a) to the Consolidated Financial Statements. At December 31, 1997 Products Corporation had approximately $200.0 outstanding under the Term Loan Facilities, $102.7 outstanding under the Multi-Currency Facility, $41.9 outstanding under the Acquisition Facility and $34.8 of issued but undrawn letters of credit under the Special LC Facility.

         A subsidiary of Products Corporation is the borrower under the Yen Credit Agreement, which had a principal balance of approximately (Yen) 4.3 billion as of December 31, 1997 (approximately $33.3 U.S. dollar equivalent as of December 31, 1997). In accordance with the terms of the Yen Credit Agreement, approximately (Yen) 539 million (approximately $5.2 U.S. dollar equivalent) was paid in January 1996 and approximately (Yen)539 million (approximately $4.6
U.S. dollar equivalent) was paid in January 1997. In June 1997, Products Corporation amended and restated the Yen Credit Agreement to extend the term to December 31, 2000 subject to earlier termination under certain circumstances. In accordance with the terms of the Yen Credit Agreement, as amended and restated, approximately (Yen)539 million (approximately $4.2 U.S. dollar equivalent as of December 31, 1997) is due in each of March 1998, 1999 and 2000 and (Yen)2.7 billion (approximately $20.7 U.S. dollar equivalent as of December 31, 1997) is due on December 31, 2000.

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

FORWARD-LOOKING STATEMENTS

         This annual report on Form 10-K/A for the year ended December 31, 1997 as well as other public documents of the Company contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to introduction of new products and expansion into markets, future financial performance, including growth in net sales and earnings and the effect on sales of inventory balancing and consolidation in the chain drugstore industry in the U.S., cash flows from operations, improved results from business consolidations, information system upgrades and globalization of the Company's manufacturing operations, capital expenditures, the availability of funds from currently available credit facilities and refinancings of indebtedness, capital contributions or loans from Revlon, Inc. or affiliates of the Company, the sale of assets, and the cost and timely implementation of the Company's Year 2000 compliance modifications. Readers are urged to consider that statements which use the terms "believes," "does not believe," "no reason to believe," "expects," "plans," "intends," "estimates," "anticipated," "anticipates" and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. In addition to factors that may be described in the Company's Commission filings, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (i) difficulties or delays in developing and introducing new products or failure of customers to accept new product offerings; (ii) changes in consumer preferences, including reduced consumer demand for the Company's color cosmetics and other current products; (iii) difficulties or delays in the Company's continued expansion into the self-select distribution channel and into certain markets and development of new markets; (iv) unanticipated costs or difficulties or delays in completing projects associated with the Company's strategy to improve operating efficiencies, including information system upgrades, and to globalize its manufacturing operations; (v) the inability to refinance indebtedness, secure capital contributions or loans from Revlon, Inc. or affiliates of the Company or sell assets; (vi) effects of and changes in economic conditions, including inflation and monetary conditions, and in trade, monetary, fiscal and tax policies in countries outside of the U.S. in which the Company operates, including Brazil; (vii) actions by competitors, including business combinations, technological breakthroughs, new product offerings and marketing and promotional successes; (viii) combinations among significant customers or the loss, insolvency or failure to pay its debts by a significant customer or customers; (ix) difficulties or delays in realizing improved results from business consolidations; (x) lower than expected sales as a result of inventory balancing and consolidation in the chain drugstore industry in the U.S.; (xi) difficulties, delays, unanticipated costs or greater than expected losses in connection with the disposition of Cosmetic Center; and (xii) unanticipated costs or difficulties or delays in implementing the Company's Year 2000 compliance modifications. The Company assumes no responsibility to update forward-looking information contained herein.

EFFECT OF NEW ACCOUNTING STANDARD

         In June 1997, the Financial Accounting Standards Board issued SFAS 130 "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company will adopt SFAS 130 in fiscal 1998.

INFLATION

         In general, costs are affected by inflation and the effects of inflation may be experienced by the Company in future periods. Management believes, however, that such effects have not been material to the Company during the past three years in the United States or foreign non-hyperinflationary countries. The Company operates in certain countries around the world, such as Brazil, Venezuela and Mexico, that have experienced hyperinflation in the past three years. The Company's operations in Brazil were accounted for as operating in a hyperinflationary economy until June 30, 1997. Effective July 1, 1997, Brazil was considered a non-hyperinflationary economy. The impact of accounting for Brazil as a non-hyperinflationary economy was not material to the Company's operating results. Effective January 1997, Mexico was considered a hyperinflationary economy for accounting purposes. In hyperinflationary foreign countries, the Company attempts to mitigate the effects of inflation by increasing prices in line with inflation, where possible, and efficiently managing its working capital levels.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning the Directors and executive officers of Products Corporation as of February 13, 1998. Each Director holds office until his successor is duly elected and qualified or until his resignation or removal, if earlier.

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

                           SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------

                                                       ANNUAL COMPENSATION (A)              LONG-TERM
                                                                                          COMPENSATION
                                               ----------------------------------------       AWARDS
                                                                                        ------------------
                                                                               OTHER
                                                                               ANNUAL       SECURITIES       ALL OTHER
                                                                               COMPEN-        UNDER-          COMPEN-
             NAME AND                              SALARY          BONUS        SATION        LYING           SATION
        PRINCIPAL POSITION            YEAR           ($)            ($)          ($)         OPTIONS            ($)
------------------------------------------------------------------------------------------------------------------------
George Fellows                      1997           1,250,000     1,250,000      22,191       170,000             30,917
President and Chief Executive       1996           1,025,000       870,000      15,242       120,000              4,500
Officer (b)                         1995             841,667       531,700      68,559          0                 4,500


------------------------------------------------------------------------------------------------------------------------
Jerry W. Levin                      1997             825,000             0      20,811       170,000            160,871
Chairman of the Board (c)           1996           1,500,000     1,500,000      93,801       170,000            307,213
                                    1995           1,450,000     1,450,000      42,651          0               308,002
------------------------------------------------------------------------------------------------------------------------

William J. Fox                      1997             825,000       772,300      55,159       50,000              71,590
Senior Executive Vice President     1996             750,000       598,600      50,143       50,000              56,290
and Chief Financial Officer (d)     1995             660,000       455,000      54,731          0                56,290

------------------------------------------------------------------------------------------------------------------------

M. Katherine Dwyer                  1997             500,000       800,000       5,948       125,000             18,377
Senior Vice President (e)           1996             500,000       326,100      90,029       45,000               4,500

------------------------------------------------------------------------------------------------------------------------
Carlos Colomer                      1997             700,000       330,700      0            37,000              62,645
Executive Vice President (f)        1996             700,000       192,600      0            37,000               3,062
                                    1995             600,000       135,200      0               0                     0

------------------------------------------------------------------------------------------------------------------------

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

                      OPTION GRANTS IN THE LAST FISCAL YEAR

                  During 1997, the following grants of stock options were made pursuant to the Revlon, Inc. Amended and Restated 1996 Stock Plan (the "Stock Plan") to the executive officers named in the Summary Compensation Table:

--------------------------------------------------------------------------------------------------------------------------
                                                                                                           GRANT DATE
                                                                                                              VALUE
                                              INDIVIDUAL GRANTS                                                (A)
--------------------------------------------------------------------------------------------------------------------------
                                NUMBER OF
                              SECURITIES           PERCENT OF
                              UNDERLYING        TOTAL OPTIONS        EXERCISE OR                      GRANT DATE PRESENT
                            OPTIONS GRANTED        GRANTED          BASE PRICE         EXPIRATION            VALUE
           NAME                   (#)           TO EMPLOYEES IN       ($/SH)             DATE                  $
                                                 FISCAL YEAR
--------------------------------------------------------------------------------------------------------------------------
George Fellows
President and Chief
Executive Officer (b)            170,000              11%              $31.375           1/08/07           $2,703,255
--------------------------------------------------------------------------------------------------------------------------
Jerry W. Levin
Chairman of the Board (b)        170,000              11%              $31.375           1/08/07           $2,703,255
--------------------------------------------------------------------------------------------------------------------------
William J. Fox
Senior Executive Vice
President and Chief
Financial Officer (b)            50,000                3%              $31.375           1/08/07            $795,075
--------------------------------------------------------------------------------------------------------------------------
M. Katherine Dwyer
Senior Vice President (b)        125,000               8%              $31.375           1/08/07           $1,987,688
--------------------------------------------------------------------------------------------------------------------------
Carlos Colomer
Executive Vice President         37,000                2%              $31.375           1/08/07            $588,356

--------------------------------------------------------------------------------------------------------------------------

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


                       AGGREGATED OPTION EXERCISES IN LAST
                  FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         The following chart shows the number of stock options exercised during 1997 and the 1997 year-end value of the stock options held by the executive officers named in the Summary Compensation Table:

--------------------------------------------------------------------------------------------------------------------------
                                                       NUMBER OF SECURITIES UNDERLYING          VALUE OF UNEXERCISED
                                                        UNEXERCISED OPTIONS AT FISCAL      IN-THE-MONEY OPTIONS AT FISCAL
                           SHARES         VALUE                  YEAR-END (#)                   YEAR-END EXERCISABLE/
                        ACQUIRED ON      REALIZED                EXERCISABLE/                     UNEXERCISABLE (A)
        NAME            EXERCISE (#)       ($)                  UNEXERCISABLE                            ($)
--------------------------------------------------------------------------------------------------------------------------
George Fellows
President and
Chief Executive              0              0                     0/290,000                          0/2,026,875
Officer
--------------------------------------------------------------------------------------------------------------------------
Jerry W. Levin
Chairman  of the             0              0                     0/340,000                          0/2,592,500
Board
--------------------------------------------------------------------------------------------------------------------------
William J. Fox
Senior Executive
Vice President and
Chief Financial              0              0                     0/100,000                           0/762,500
Officer
--------------------------------------------------------------------------------------------------------------------------
M. Katherine Dwyer
Senior Vice President        0              0                     0/170,000                          0/1,001,250
--------------------------------------------------------------------------------------------------------------------------
Carlos Colomer
Executive Vice               0              0                      0/74,000                           0/564,250
President
--------------------------------------------------------------------------------------------------------------------------


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

    HIGHEST CONSECUTIVE
     FIVE-YEAR AVERAGE                    ESTIMATED ANNUAL STRAIGHT LIFE ANNUITY BENEFITS AT RETIREMENT
    COMPENSATION DURING                           WITH INDICATED YEARS OF CREDITED SERVICE (A)
      FINAL 10 YEARS                 15                20               25                30                35
--------------------------------------------------------------------------------------------------------------------------
            600,000               $151,974         $202,632          $253,290          $303,948         $303,948
            700,000                177,974          237,299           296,623           355,948          355,948
            800,000                203,974          271,965           339,957           407,948          407,948
            900,000                229,974          306,632           383,290           459,948          459,948
          1,000,000                255,974          341,299           426,623           500,000          500,000
          1,100,000                281,974          375,965           469,957           500,000          500,000
          1,200,000                307,974          410,632           500,000           500,000          500,000
          1,300,000                333,974          445,299           500,000           500,000          500,000
          1,400,000                359,974          479,965           500,000           500,000          500,000
          1,500,000                385,974          500,000           500,000           500,000          500,000
          2,000,000                500,000          500,000           500,000           500,000          500,000
          2,500,000                500,000          500,000           500,000           500,000          500,000

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

4.2 Indenture, dated as of April 1, 1993, between Products Corporation and NationsBank of Georgia, National Association, as Trustee, relating to the Products Corporation's 9 3/8% Senior Notes Due 2001 and Products Corporation's 9 3/8% Series B Senior Notes Due 2001. (Incorporated by reference to Exhibit
                  4.28 to the Amendment No. 1 to the Registration Statement on Form S-1 of Products Corporation as filed with the Securities and Exchange Commission on April 13, 1993, (File No. 33-59650)).

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

EXHIBIT NO.                             DESCRIPTION

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

EXHIBIT NO.                             DESCRIPTION

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

27.1              Financial Data Schedule.

--------------------

*Previously filed .

(b)      Reports on Form 8-K

         Revlon Consumer Products Corporation filed no reports on Form 8-K during the fiscal year ended December 31, 1997.

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                          Page
Independent Auditors' Report..............................................................................F-2

AUDITED FINANCIAL STATEMENTS:

    Consolidated Balance Sheets as of December 31, 1997 and 1996..........................................F-3
    Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 1997.....................................................................F-4
    Consolidated Statements of Stockholder's Deficiency for each of the years in the three-year period ended December 31, 1997.....................................................F-5
    Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1997....................................................................F-6
    Notes to Consolidated Financial Statements............................................................F-7

FINANCIAL STATEMENT SCHEDULE:

    Schedule II--Valuation and Qualifying Accounts........................................................F-30

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


                                                          KPMG PEAT MARWICK LLP

New York, New York
January 23, 1998, except for Note 2
which is as of June 8, 1998

            REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)






                                                                                DECEMBER 31,       DECEMBER 31,
                          ASSETS                                                    1997               1996
                                                                               --------------     -------------
Current assets:
     Cash and cash equivalents                                                 $       37.4       $      35.1
     Trade receivables, less allowances of $25.9
          and $24.9, respectively                                                     492.5             426.8
     Inventories                                                                      260.7             249.4
     Prepaid expenses and other                                                        96.2              74.5
                                                                               --------------     -------------
          Total current assets                                                        886.8             785.8
Property, plant and equipment, net                                                    364.0             373.5
Other assets                                                                          142.7             138.6
Intangible assets, net                                                                319.2             279.2
Net assets of discontinued operations                                                  45.1              41.0
                                                                               --------------     -------------
          Total assets                                                         $    1,757.8       $   1,618.1
                                                                               ==============     =============

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Current liabilities:
     Short-term borrowings - third parties                                     $       42.7       $      27.1
     Current portion of long-term debt - third parties                                  5.5               8.8
     Accounts payable                                                                 178.8             159.7
     Accrued expenses and other                                                       356.0             363.8
                                                                               --------------     -------------
          Total current liabilities                                                   583.0             559.4
Long-term debt - third parties                                                      1,388.8           1,321.8
Long-term debt - affiliates                                                            30.9              30.4
Other long-term liabilities                                                           211.8             202.8

Stockholder's deficiency:
     Preferred stock, par value $1.00 per share; 1,000 shares
          authorized, 546 issued and outstanding                                       54.6              54.6
     Common stock, par value $1.00 per share; 1,000 shares
          authorized, issued and outstanding                                            -                 -
     Capital deficiency                                                              (230.8)           (231.1)
     Accumulated deficit since June 24, 1992                                         (256.8)           (301.6)
     Adjustment for minimum pension liability                                          (4.5)            (12.4)
     Currency translation adjustment                                                  (19.2)             (5.8)
                                                                               --------------     -------------
          Total stockholder's deficiency                                             (456.7)           (496.3)
                                                                               --------------     -------------
          Total liabilities and stockholder's deficiency                       $    1,757.8       $   1,618.1
                                                                               ==============     =============



                See Notes to Consolidated Financial Statements.

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                (DOLLARS IN MILLIONS)


                                                                                          YEAR ENDED DECEMBER 31,
                                                                            -----------------------------------------------------
                                                                                 1997               1996               1995
                                                                            ---------------    ---------------     --------------
Net sales                                                                   $      2,238.6     $      2,092.1      $     1,867.3
Cost of sales                                                                        743.1              688.9              614.9
                                                                            ---------------    ---------------     --------------
     Gross profit                                                                  1,495.5            1,403.2            1,252.4
Selling, general and administrative expenses                                       1,275.8            1,203.2            1,104.9
Business consolidation costs and other, net                                            3.6               -                   -
                                                                            ---------------    ---------------     --------------

     Operating income                                                                216.1              200.0              147.5
                                                                            ---------------    ---------------     --------------

Other expenses (income):
     Interest expense                                                                133.7              133.4              142.6
     Interest and net investment income                                               (4.2)              (4.4)              (7.0)
     Amortization of debt issuance costs                                               6.6                8.3               11.0
     Foreign currency losses, net                                                      6.4                5.7               10.9
     Miscellaneous, net                                                                5.3                6.3                1.8
                                                                            ---------------    ---------------     --------------
         Other expenses, net                                                         147.8              149.3              159.3
                                                                            ---------------    ---------------     --------------

Income (loss) from continuing operations before income taxes                          68.3               50.7              (11.8)

Provision for income taxes                                                             9.3               25.5               25.4
                                                                            ---------------    ---------------     --------------

Income (loss) from continuing operations                                              59.0               25.2              (37.2)

Income (loss) from discontinued operations                                             0.7                0.4               (4.0)

Extraordinary items - early extinguishments of debt                                  (14.9)              (6.6)               -

                                                                            ---------------    ---------------     --------------
Net income (loss)                                                                     44.8     $         19.0      $       (41.2)
                                                                            ===============    ===============     ==============

                 See Notes to Consolidated Financial Statements.

                             REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIENCY
                                             (DOLLARS IN MILLIONS)

                                                                                                     CURRENCY
                                        PREFERRED       CAPITAL        ACCUMULATED       OTHER      TRANSLATION
                                          STOCK        DEFICIENCY     DEFICIT (A)      ADJUSTMENTS  ADJUSTMENT
                                        -----------    -----------    ------------    ------------  ------------

Balance, January 1, 1995               $       54.6    $    (414.7)   $     (279.4)   $      (10.9) $       (5.8)
     Net loss                                                                (41.2)
     Adjustment for minimum
         pension liability                                                                    (6.1)
     Net capital contribution                                  0.4 (d)
     Currency translation adjustment                                                                         0.8
                                        -----------    -----------    ------------    ------------  ------------

Balance, December 31, 1995                     54.6         (414.3)         (320.6)          (17.0)         (5.0)
     Net income                                                               19.0
     Contribution from parent                                187.8 (e)
     Adjustment for minimum
         pension liability                                                                     4.6
     Net capital distribution                                 (0.5)(d)
     Currency translation adjustment                                                                        (0.8)(c)
     Acquisition of business                                  (4.1)(b)
                                        -----------    -----------    ------------    ------------  ------------

Balance, December 31, 1996                     54.6         (231.1)         (301.6)          (12.4)         (5.8)
     Net income                                                               44.8
     Adjustment for minimum
         pension liability                                                                     7.9
     Net capital contribution                                  0.3 (d)
     Currency translation adjustment                                                                       (13.4)
                                        -----------    -----------    ------------    ------------  ------------
Balance, December 31, 1997            $        54.6    $    (230.8)   $     (256.8)   $       (4.5) $      (19.2)
                                        ===========    ===========    ============    ============  ============


--------------------
(a) Represents net loss since June 24, 1992, the effective date of the transfer agreements referred to in Note 16.
(b) Represents amounts paid to Revlon Holdings Inc. for the Tarlow Advertising Division ("Tarlow") (See Note 16).
(c) Includes $2.1 of gains related to the Company's simplification of its international corporate structure.
(d) Represents changes in capital from the acquisition of the Bill Blass business (See Note 16).
(e) Represents the capital contribution from Revlon, Inc. with the funds from its initial public equity offering (the "Revlon IPO").

                         See Notes to Consolidated Financial Statements.

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                        ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                      1997             1996             1995
                                                                        ------------    ------------     ------------
Net income (loss)                                                       $      44.8     $      19.0      $     (41.2)
Adjustments to reconcile net income (loss) to net cash
      provided by (used for) operating activities:
     Depreciation and amortization                                             99.7            88.7             86.4
     (Income) loss from discontinued operations                                (0.7)           (0.4)             4.0
     Extraordinary items                                                       14.9             6.6              -
     Gain on sale of certain fixed assets, net                                 (4.4)            -               (2.2)
     Change in assets and liabilities:
         Increase in trade receivables                                        (70.0)          (67.7)           (44.1)
         Increase in inventories                                              (16.9)           (2.7)           (12.6)
         (Increase) decrease in prepaid expenses and
                    other current assets                                       (0.6)           (8.0)             4.6
         Increase in accounts payable                                          17.9             9.4             12.1
         Decrease in accrued expenses and other
                    current liabilities                                        (2.8)          (10.0)           (12.5)
         Other, net                                                           (73.0)          (45.2)           (40.4)
                                                                        ------------    ------------     ------------
Net cash provided by (used for) operating activities                            8.9           (10.3)           (45.9)
                                                                        ------------    ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                          (52.3)          (54.7)           (51.3)
Acquisition of businesses, net of cash acquired                               (40.5)           (7.1)           (21.2)
Proceeds from the sale of certain fixed assets                                  8.5             -                3.0
                                                                        ------------    ------------     ------------
Net cash used for investing activities                                        (84.3)          (61.8)           (69.5)
                                                                        ------------    ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings - third parties               18.0             5.8           (122.9)
Proceeds from the issuance of long-term debt - third parties                  760.2           266.4            493.7
Repayment of long-term debt - third parties                                  (690.2)         (366.6)          (236.3)
Net contribution from parent                                                    0.3           187.3              0.4
Proceeds from the issuance of debt - affiliates                               120.7           115.0            157.4
Repayment of debt - affiliates                                               (120.2)         (115.0)          (151.0)
Acquisition of business from affiliate                                          -              (4.1)             -
Payment of debt issuance costs                                                 (4.1)          (10.9)           (15.7)
                                                                        ------------    ------------     ------------
Net cash provided by financing activities                                      84.7            77.9            125.6
                                                                        ------------    ------------     ------------
Effect of exchange rate changes on cash and cash equivalents                   (3.6)           (0.9)            (0.1)
                                                                        ------------    ------------     ------------
Net cash used by discontinued operations                                       (3.4)           (2.7)            (9.2)
                                                                        ------------    ------------     ------------
     Net increase in cash and cash equivalents                                  2.3             2.2              0.9
     Cash and cash equivalents at beginning of period                          35.1            32.9             32.0
                                                                        ------------    ------------     ------------
     Cash and cash equivalents at end of period                                37.4     $      35.1      $      32.9
                                                                        ============    ============     ============
Supplemental schedule of cash flow information: Cash paid during the period for:
         Interest                                                       $     139.6     $     139.0      $     148.2
         Income taxes, net of refunds                                          10.5            15.4             18.8
Supplemental schedule of noncash investing activities:
     In connection with business acquisitions, liabilities
         were assumed (including minority interest and
         discontinued operations) as follows:
         Fair value of assets acquired                                  $     132.7     $       9.7      $      27.3
         Cash paid                                                            (64.5)           (7.2)           (21.6)
                                                                        ------------    ------------     ------------
         Liabilities assumed                                            $      68.2     $       2.5      $       5.7
                                                                        ============    ============     ============

                 See Notes to Consolidated Financial Statements.

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

1.   SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

         Revlon Consumer Products Corporation ("Products Corporation" and together with its subsidiaries, the "Company") was formed in April 1992. The Company operates in a single business segment with many different products, which include an extensive array of glamorous, exciting and innovative cosmetic and skin care, fragrance and personal care products, and professional products (products for use in and resale by professional salons). In the United States and increasingly in international markets, the Company's products are sold principally in the self-select distribution channel. The Company also sells certain products in the demonstrator-assisted distribution channel, sells consumer and professional products to United States military exchanges and commissaries and has a licensing group. Outside the United States, the Company also sells such consumer products through department stores and specialty stores, such as perfumeries.

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

INTANGIBLE ASSETS RELATED TO BUSINESSES ACQUIRED:

         Intangible assets related to businesses acquired principally represent goodwill, the majority of which is being amortized on a straight-line basis over 40 years. The Company evaluates, when circumstances warrant, the recoverability of its intangible assets on the basis of undiscounted cash flow projections and through the use of various other measures, which include, among other things, a review of its image, market share and business plans. Accumulated amortization aggregated $104.2 and $94.1 at December 31, 1997 and 1996, respectively.

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

         The Company is included in the affiliated group of which Mafco Holdings is the common parent, and the Company's federal taxable income and loss will be included in such group's consolidated tax return filed by Mafco Holdings. The Company also may be included in certain state and local tax returns of Mafco Holdings or its subsidiaries. For all periods presented, federal, state and local income taxes are provided as if the Company filed its own income tax returns. On June 24, 1992, Holdings, Revlon, Inc., Products Corporation and certain of its subsidiaries and Mafco Holdings entered into a tax sharing agreement, which is described in Notes 13 and 16.

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

STOCK-BASED COMPENSATION:

         SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of Revlon, Inc.'s stock at the date of the grant over the amount an employee must pay to acquire the stock (See Note 15).

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

2. DISCONTINUED OPERATIONS

         On June 8, 1998, the Company announced its intention to dispose of its retail and outlet store business and recorded an estimated loss on disposal of $15.0 in the second quarter of 1998. Accordingly, all prior periods have been restated to reflect the results of operations of the retail and outlet store business as discontinued operations. The net assets of the discontinued operations consist primarily of inventory and intangible assets, offset by liabilities, including third party debt and minority interest.

3. EXTRAORDINARY ITEMS

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

4. BUSINESS CONSOLIDATION COSTS AND OTHER, NET

         Business consolidation costs and other, net in 1997 include severance, writedowns of certain assets to their estimated net realizable value and other related costs to rationalize factory and warehouse operations in certain United States and International operations, partially offset by related gains from the sales of certain factory operations of approximately $4.3 and an approximately $12.7 settlement of a claim in the second quarter of 1997. The business consolidation costs include $14.2 for the termination of approximately 415 factory and administrative employees. By December 31, 1997 the Company terminated approximately 200 employees, made cash payments for such terminations of approximately $6.4, and made cash payments for other business consolidation costs of approximately $3.2. As of December 31, 1997, the unpaid balance of the business consolidation accrual approximated $11.0, which amount is included in accrued expenses and other.

5. ACQUISITIONS

         On April 25, 1997, Prestige Fragrance & Cosmetics, Inc. ("PFC"), a wholly owned subsidiary of Products Corporation, and The Cosmetic Center, Inc. ("CCI") completed the merger of PFC with and into CCI (the "Cosmetic Center Merger") with CCI (subsequent to the Cosmetic Center Merger, "Cosmetic Center") surviving the Cosmetic Center Merger. In the Cosmetic Center Merger, Products Corporation received in exchange for all of the capital stock of PFC newly issued Class C Common Stock of Cosmetic Center constituting approximately 85.0% of Cosmetic Center's outstanding common stock. Accordingly, the Cosmetic Center Merger was accounted for as a reverse acquisition using the purchase method of accounting, with PFC considered the acquiring entity for accounting purposes even though Cosmetic Center is the surviving legal entity. The deemed purchase consideration for the acquisition was approximately $27.9 and the goodwill associated with the Cosmetic Center Merger was approximately $10.5. The Company recognized a gain of $6.0 resulting from the sale of subsidiary stock pursuant to the Cosmetic Center Merger. The gain from the sale of subsidiary stock is included in the income (loss) from discontinued operations in 1997 (See Note 2).


         In 1997, the Company consummated other acquisitions for a combined purchase price of $51.6, with resulting goodwill of $35.8. These acquisitions were not significant to the Company's results of operations. Acquisitions consummated in 1996 and 1995 were also not significant to the Company's results of operations.


6. INVENTORIES

                                                    DECEMBER 31,
                                         --------------------------------
                                             1997               1996
                                         --------------     -------------
       Raw materials and supplies        $         82.6     $        76.6
       Work-in-process                             14.9              19.4
       Finished goods                             163.2             153.4
                                         --------------     -------------
                                         $        260.7     $       249.4
                                         ==============     =============


7. PREPAID EXPENSES AND OTHER



                                             DECEMBER 31,
                                   --------------------------------
                                       1997               1996
                                   --------------     -------------
     Prepaid expenses              $         40.7     $        42.5
     Other                                   55.5              32.0
                                   --------------     -------------
                                   $         96.2     $        74.5
                                   ==============     =============

8. PROPERTY, PLANT AND EQUIPMENT, NET


                                                                                 DECEMBER 31,
                                                                       --------------------------------
                                                                           1997               1996
                                                                       --------------     -------------
Land and improvements                                                  $         32.5     $        37.5
Buildings and improvements                                                      193.2             207.6
Machinery and equipment                                                         203.5             192.4
Office furniture and fixtures and software development costs                     73.9              52.3
Leasehold improvements                                                           37.5              33.1
Construction-in-progress                                                         30.6              43.3
                                                                       --------------     -------------
                                                                                571.2             566.2
Accumulated depreciation                                                       (207.2)           (192.7)
                                                                       --------------     -------------
                                                                       $        364.0     $       373.5
                                                                       ==============     =============



         Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $38.4, $37.0 and $36.6, respectively.

9. ACCRUED EXPENSES AND OTHER


                                                                                      DECEMBER 31,
                                                                            --------------------------------
                                                                                1997               1996
                                                                            --------------     -------------
     Advertising and promotional costs and accrual for sales returns        $        147.1     $       137.4
     Compensation and related benefits                                                73.5              95.1
     Interest                                                                         32.1              36.7
     Taxes, other than federal income taxes                                           30.2              34.0
     Restructuring and business consolidation costs                                   18.2               6.9
     Net liabilities assumed from Holdings                                             4.9               5.2
     Other                                                                            50.0              48.5
                                                                            --------------     -------------
                                                                            $        356.0     $       363.8
                                                                            ==============     =============


10. SHORT-TERM BORROWINGS

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

11. LONG-TERM DEBT

                                                                       DECEMBER 31,
                                                            --------------------------------
                                                                1997               1996
                                                            --------------     -------------
     Working capital lines (a)                              $        344.6     $       187.2
     Bank mortgage loan agreement due 2000 (b)                        33.3              41.7
     9 1/2% Senior Notes due 1999 (c)                                200.0             200.0
     9 3/8 % Senior Notes due 2001 (d)                               260.0             260.0
     10 1/2% Senior Subordinated Notes due 2003 (e)                  555.0             555.0
     10 7/8 % Sinking Fund Debentures due 2010 (f)                     -                79.6
     Advances from Holdings (g)                                       30.9              30.4
     Other mortgages and notes payable (8.6%-13.0%)
         due through 2001                                              1.4               7.1
                                                            --------------     -------------
                                                                   1,425.2           1,361.0
     Less current portion                                             (5.5)             (8.8)
                                                            --------------     -------------
                                                            $      1,419.7     $     1,352.2
                                                            ==============     =============



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

         The Credit Facilities, subject to certain exceptions and limitations, are supported by guarantees from Holdings and certain of its subsidiaries, Revlon, Inc., Products Corporation and the domestic subsidiaries of Products Corporation. The obligations of Products Corporation under the Credit Facilities and the obligations under the aforementioned guarantees are secured, subject to certain limitations, by (i) mortgages on Holdings' Edison, New Jersey and Products Corporation's Phoenix, Arizona facilities; (ii) the capital stock of Products Corporation and its domestic subsidiaries, 66% of the capital stock of its first tier foreign subsidiaries and the capital stock of certain subsidiaries of Holdings; (iii) domestic intellectual property and certain other domestic intangibles of (x) Products Corporation and its domestic subsidiaries (other than Cosmetic Center) and (y) certain subsidiaries of Holdings; (iv) domestic inventory and accounts receivable of (x) Products Corporation and its domestic subsidiaries (other than Cosmetic Center) and (y) certain subsidiaries of Holdings; and (v) the assets of certain foreign subsidiary borrowers under the Multi-Currency Facility (to support their borrowings only). The Credit Agreement provides that the liens on the stock and personal property referred to above may be shared from time to time with specified types of other obligations incurred or guaranteed by Products Corporation, such as interest rate hedging obligations, working capital lines and a subsidiary of Products Corporation's Yen-denominated credit agreement.

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

         (b) The Pacific Finance & Development Corp., a subsidiary of Products Corporation, is the borrower under a yen denominated credit agreement (the "Yen Credit Agreement"), which had a principal balance of approximately (Yen) 4.3 billion as of December 31, 1997 (approximately $33.3 U.S. dollar equivalent as of December 31, 1997). In accordance with the terms of the Yen Credit Agreement, approximately (Yen) 539 million (approximately $5.2 U.S. dollar equivalent) was paid in January 1996 and approximately (Yen)539 million (approximately $4.6 U.S. dollar equivalent) was paid in January 1997. In June 1997, Products Corporation amended and restated the Yen Credit Agreement to extend the term to December 31, 2000 subject to earlier termination under certain circumstances. In accordance with the terms of the

Yen Credit Agreement, as amended and restated, approximately (Yen) 539 million (approximately $4.2 U.S. dollar equivalent as of December 31, 1997) is due in each of March 1998, 1999 and 2000 and (Yen) 2.7 billion (approximately $20.7 U.S. dollar equivalent as of December 31, 1997) is due on December 31, 2000. The applicable interest rate at December 31, 1997 under the Yen Credit Agreement was the Euro-Yen rate plus 1.25% which approximated 1.9%. The interest rate at December 31, 1996, was the Euro-Yen rate plus 2.5%, which approximated 3.1%.

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

         The Senior Note Indenture contains various restrictive covenants that, among other things, limit (i) the issuance of additional indebtedness and redeemable stock by Products Corporation, (ii) the issuance of indebtedness and preferred stock by Products Corporation's subsidiaries, (iii) the incurrence of liens on the assets of Products Corporation and its subsidiaries which do not equally and ratably secure the Senior Notes, (iv) the payment of dividends on capital stock of Products Corporation and its subsidiaries and the redemption of capital stock and certain subordinated obligations of Products Corporation, except that the Senior Note Indenture permits Products Corporation to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting, regulatory fees such as Commission filing fees and other miscellaneous expenses related to being a public holding company, and to pay dividends or make distributions up to $5.0 per annum (subject to allowable increases) in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under any stock option plan,
(v) the sale of assets and subsidiary stock, (vi) transactions with affiliates and (vii) consolidations, mergers and transfers of all or substantially all of Products Corporation's assets. The Senior Note Indenture also prohibits certain restrictions on distributions from subsidiaries of Products Corporation. All of these limitations and prohibitions, however, are subject to a number of important qualifications (See Note 20).

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

         The Senior Subordinated Note Indenture contains various restrictive covenants that, among other things, limit (i) the issuance of additional indebtedness and redeemable stock by Products Corporation, (ii) the issuance of indebtedness and preferred stock by Products Corporation's subsidiaries, (iii) the incurrence of liens on the assets of Products Corporation and its subsidiaries to secure debt other than Senior Debt (as defined in the Senior Subordinated Note Indenture) or debt of a subsidiary, unless the Senior Subordinated Notes are equally and ratably secured, (iv) the payment of dividends on capital stock of Products Corporation and its subsidiaries and the redemption of capital stock and certain subordinated obligations of Products Corporation, except that the Senior Subordinated Note Indenture permits Products Corporation to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting, regulatory fees such as Commission filing fees and other miscellaneous expenses related to being a public holding company, and to pay dividends or make distributions up to $5.0 per annum (subject to allowable increases) in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under any stock option plan, (v) the sale of assets and subsidiary stock, (vi) transactions with affiliates and (vii) consolidations, mergers and transfers of all or substantially all of Products Corporation's assets. The Senior Subordinated Note Indenture also prohibits certain restrictions on distributions from subsidiaries of Products Corporation. All of these limitations and prohibitions, however, are subject to a number of important qualifications (See Note 20).

         (f) Products Corporation redeemed all the outstanding $85.0 principal amount of Sinking Fund Debentures during 1997 with the proceeds of borrowings under the Credit Agreement.

         (g) During 1992, Holdings made an advance of $25.0 to Products Corporation. This advance was evidenced by a noninterest-bearing demand note payable by Products Corporation, the payment of which was subordinated to the obligations of Products Corporation under the credit agreement in effect at that time. Holdings agreed not to demand payment under the note so long as any indebtedness remained outstanding under the credit agreement in effect at that time. In February 1995, the $13.3 in notes due to Products Corporation under the Financing Reimbursement

Agreement, referred to in Note 16, was offset against the $25.0 note and Holdings agreed not to demand payment under the resulting $11.7 note so long as certain indebtedness remains outstanding. In October 1993, Products Corporation borrowed from Holdings approximately $23.2 (as adjusted and subject to further adjustment for certain expenses) representing amounts received by Holdings from an escrow account relating to divestiture by Holdings of certain of its predecessor businesses. In July 1995, Products Corporation borrowed from Holdings approximately $0.8, representing certain amounts received by Holdings relating to an arbitration arising out of the sale by Holdings of certain of its businesses. In 1995, Products Corporation borrowed from Holdings approximately $5.6, representing certain amounts received by Holdings from the sale by Holdings of certain of its businesses. In June 1996, $10.9 in notes due to Products Corporation under the Financing Reimbursement Agreement from Holdings was offset against the $11.7 demand note (referred to above) payable by Products Corporation to Holdings. In June 1997, Products Corporation borrowed from Holdings approximately $0.5, representing certain amounts received by Holdings from the sale of a brand and the inventory relating thereto. At December 31, 1997 the balance of $30.9 is evidenced by noninterest-bearing promissory notes payable to Holdings that are subordinated to Products Corporation's obligations under the Credit Agreement.

         (h) In connection with the Cosmetic Center Merger, on April 25, 1997 Cosmetic Center entered into a loan and security agreement (the "Cosmetic Center Facility"). Cosmetic Center paid the then outstanding balance of $14.0 on CCI's former credit agreement with borrowings under the Cosmetic Center Facility. On April 28, 1997, Cosmetic Center used approximately $21.2 of borrowings under the Cosmetic Center Facility to fund the cash election associated with the Cosmetic Center Merger. The Cosmetic Center Facility, which expires on April 30, 1999, provides up to $70.0 of revolving credit tied to a borrowing base of 65% of Cosmetic Center's eligible inventory, as defined in the Cosmetic Center Facility. Borrowings under the Cosmetic Center Facility are collateralized by Cosmetic Center's accounts receivable and inventory and proceeds therefrom. Under the Cosmetic Center Facility, Cosmetic Center may borrow at the London Inter-Bank Offered Rate ("LIBOR") plus 2.25% or at the lending bank's prime rate plus 0.5%. Cosmetic Center also pays a commitment fee equal to one-quarter of one percent per annum. Interest is payable on a monthly basis except for interest on LIBOR rate loans with a maturity of less than three months, which is payable at the end of the LIBOR rate loan period and interest on LIBOR rate loans with a maturity of more than three months, which is payable every three months. If Cosmetic Center terminates the Cosmetic Center Facility, Cosmetic Center is obligated to pay a prepayment penalty of $0.7 if the termination occurs before the first anniversary date of the Cosmetic Center Facility and $0.2 if the termination occurs after the first anniversary date. The Cosmetic Center Facility contains various restrictive covenants and requires Cosmetic Center to maintain a minimum tangible net worth and an interest coverage ratio. At December 31, 1997, approximately $39.0 was outstanding under the Cosmetic Center Facility with an interest rate of 8.1%. The borrowings under the Cosmetic Center Facility are included as part of net assets of discontinued operations in the consolidated balance sheet (See Note 2).

         Products Corporation borrows funds from its affiliates from time to time to supplement its working capital borrowings at interest rates more favorable to Products Corporation than the rate under the Credit Agreement. No such borrowings were outstanding at December 31, 1997 or 1996.

         The aggregate amounts of long-term debt maturities and sinking fund requirements (at December 31, 1997), in the years 1998 through 2002 are $5.5, $205.4, $26.2, $278.5 and $354.6, respectively, and $555.0 thereafter.

12. FINANCIAL INSTRUMENTS

         As of December 31, 1997, Products Corporation was party to a series of interest rate swap agreements totaling a notional amount of $225.0 in which Products Corporation agreed to pay on such notional amount a variable interest rate equal to the six month LIBOR to its counterparties and the counterparties agreed to pay on such notional amount fixed interest rates averaging approximately 6.03% per annum. Products Corporation entered into these agreements in 1993 and 1994 (and in the first quarter of 1996 extended a portion equal to a notional amount of $125.0 through December 2001) to convert the interest rate on $225.0 of fixed-rate indebtedness to a variable rate. If Products Corporation had terminated these agreements, which Products Corporation considered to be held for other than trading purposes, on December 31, 1997 and 1996, a loss of approximately $0.1 and $3.5, respectively would have been realized. Certain other swap agreements were terminated in 1993 for a gain of $14.0 that was amortized over the original lives of the agreements through 1997. The amortization of the 1993 realized gain in 1997, 1996 and 1995 was approximately $3.1, $3.2 and $3.2, respectively. Cash flow from the agreements outstanding at December 31, 1997 was approximately break even for 1997. In anticipation of repayment of the hedged indebtedness, Products Corporation terminated these agreements in January 1998 and realized a gain of approximately $1.6, which will be recognized upon repayment of the hedged indebtedness.

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

         The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair value of long-term debt at December 31, 1997 and 1996 was approximately $39.0 and $37.3 more than the carrying value of $1,425.2 and $1,361.0, respectively. Because considerable judgment is required in interpreting market data to develop estimates of fair value, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies may be material to the estimated fair value amounts.

         Products Corporation also maintains standby and trade letters of credit with certain banks for various corporate purposes under which Products Corporation is obligated, of which approximately $40.6 and $40.9 (including amounts available under credit agreements in effect at that time) were maintained at December 31, 1997 and 1996, respectively. Included in these amounts are $27.7 and $26.4, respectively, in standby letters of credit which support Products Corporation's self-insurance programs (See Note 16). The estimated liability under such programs is accrued by Products Corporation.

         The carrying amounts of cash and cash equivalents, trade receivables, accounts payable and short-term borrowings approximate their fair values.

13. INCOME TAXES

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

         Pursuant to the asset transfer agreement referred to in Note 16, Products Corporation assumed all tax liabilities of Holdings other than (i) certain income tax liabilities arising prior to January 1, 1992 to the extent such liabilities exceeded reserves on Holdings' books as of January 1, 1992 or were not of the nature reserved for and (ii) other tax liabilities to the extent such liabilities are related to the business and assets retained by Holdings.

         The Company's income (loss) before income taxes and the applicable provision (benefit) for income taxes are as follows:




                                                                            YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------------
Income (loss) before income taxes:                                  1997              1996             1995
                                                                 ------------      ------------     ------------
     Domestic                                                    $       83.8      $       10.2     $      (35.4)
     Foreign                                                            (15.5)             40.5             23.6
                                                                 ------------      ------------     ------------
                                                                 $       68.3      $       50.7     $      (11.8)
                                                                 ============      ============     ============
Provision (benefit) for income taxes:
     Federal                                                     $        0.9      $        -       $        -
     State and local                                                      1.1               1.2              3.4
     Foreign                                                              7.3              24.3             22.0
                                                                 ------------      ------------     ------------
                                                                 $        9.3      $       25.5     $       25.4
                                                                 ============      ============     ============

     Current                                                     $       32.3      $       22.7     $       37.1
     Deferred                                                            10.4               6.6              3.0
     Benefits of operating loss carryforwards                           (34.5)             (4.7)           (15.4)
     Carryforward utilization applied to goodwill                         1.1               1.0              0.8
     Effect of enacted change of tax rates                                -                (0.1)            (0.1)
                                                                 ------------      ------------     ------------
                                                                 $        9.3      $       25.5     $       25.4
                                                                 ============      ============     ============


         The effective tax rate on income (loss) before income taxes is reconciled to the applicable statutory federal income tax rate as follows:


                                                                            YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------------
                                                                    1997              1996             1995
                                                                 ------------      ------------     ------------
Statutory federal income tax rate                                        35.0%             35.0%           (35.0)%
State and local taxes, net of federal income tax benefit                  1.1               1.6             18.7
Foreign and U S  tax effects attributable to
     operations outside the U S                                          13.1              35.7            116.5
Nondeductible amortization expense                                        4.5               5.8             21.1
U.S. loss without benefit                                                 -                 -               94.0
Change in domestic valuation allowance                                  (43.3)            (29.2)             -
Other                                                                     3.2               1.4              -
                                                                 ------------      ------------     ------------
Effective rate                                                           13.6%             50.3%           215.3%
                                                                 ============      ============     ============

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:


                                                                                           DECEMBER 31,
                                                                                   -----------------------------
Deferred tax assets:                                                                   1997             1996
                                                                                   ------------     ------------
     Accounts receivable, principally due to doubtful accounts                     $        3.3     $        3.9
     Inventories                                                                           10.5             11.7
     Net operating loss carryforwards                                                     206.9            257.4
     Restructuring and related reserves                                                     9.4             10.2
     Employee benefits                                                                     28.7             31.7
     State and local taxes                                                                 13.1             12.8
     Self-insurance                                                                         3.8              3.6
     Advertising, sales discounts and returns and coupon redemptions                       26.0             23.6
     Other                                                                                 25.3             23.9
                                                                                   ------------     ------------
          Total gross deferred tax assets                                                 327.0            378.8
          Less valuation allowance                                                       (279.3)          (333.8)
                                                                                   ------------     ------------
          Net deferred tax assets                                                          47.7             45.0
Deferred tax liabilities:
     Plant, equipment and other assets                                                    (50.8)           (43.9)
     Inventories                                                                           (0.2)            (0.2)
     Other                                                                                 (5.3)            (6.9)
                                                                                   ------------     ------------
          Total gross deferred tax liabilities                                            (56.3)           (51.0)
                                                                                   ------------     ------------
          Net deferred tax liability                                               $       (8.6)    $       (6.0)
                                                                                   ============     ============



         The valuation allowance for deferred tax assets at January 1, 1997 was $333.8. The valuation allowance decreased by $54.5 and $10.2 during the years ended December 31, 1997 and 1996, respectively, and increased by $19.2 during the year ended December 31, 1995.

         During 1997, 1996 and 1995, certain of the Company's foreign subsidiaries used operating loss carryforwards to credit the current provision for income taxes by $4.0, $4.7 and $15.4, respectively. Certain other foreign operations generated losses during 1997, 1996 and 1995 for which the potential tax benefit was reduced by a valuation allowance. During 1997, the Company used domestic operating loss carryforwards to credit the current provision for income taxes by $18.5 and the deferred provision for income taxes by $12.0. At December 31, 1997, the Company had tax loss carryforwards of approximately $578.9 which expire in future years as follows: 1998-$21.1; 1999-$25.3; 2000-$9.3;
2001-$15.9; and beyond-$386.4; unlimited-$120.9. Approximately $43.6 of the tax loss carryforwards at December 31, 1997 is attributable to discontinued operations, and expire beyond 2001, some of which may not be available to the Company upon the disposal of such operations and all of which would not be available to the Company if the Company were not a member of the Mafco Holdings consolidated federal income tax return. The Company will receive a benefit only to the extent it has taxable income during the carryforward periods in the applicable jurisdictions.

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

14. POSTRETIREMENT BENEFITS

PENSIONS:

         Products Corporation uses a September 30 date for measurement of plan obligations and assets.

         The following tables reconcile the funded status of Products Corporation's significant pension plans with the respective amounts recognized in the Consolidated Balance Sheets at the dates indicated:




                                                                                 DECEMBER 31, 1997
                                                                   -----------------------------------------------
                                                                   OVERFUNDED         UNDERFUNDED
Actuarial present value of benefit obligation:                        PLANS             PLANS            TOTAL
                                                                   ------------      ------------     ------------
     Accumulated benefit obligation as of September 30,
          1997, includes vested benefits of $304.5                 $    (269.3)      $     (45.2)     $    (314.5)
                                                                   ------------      ------------     ------------
     Projected benefit obligation as of September 30,
          1997 for service rendered                                $    (309.3)      $     (55.5)     $    (364.8)
Fair value of plan assets as of September 30, 1997                       305.0               1.9            306.9
                                                                   ------------      ------------     ------------
Plan assets less than projected benefit
     obligation                                                           (4.3)            (53.6)           (57.9)
Amounts contributed to plans during fourth
     quarter 1997                                                          0.3               0.6              0.9
Unrecognized net (assets) obligation                                      (1.3)              0.2             (1.1)
Unrecognized prior service cost                                            6.5               3.2              9.7
Unrecognized net loss                                                      0.2              12.7             12.9
Adjustment to recognize additional minimum liability                       -                (6.5)            (6.5)
                                                                   ------------      ------------     ------------
          Prepaid (accrued) pension cost                           $       1.4       $     (43.4)     $     (42.0)
                                                                   ============      ============     ============

                                                                                 DECEMBER 31, 1996
                                                                   -----------------------------------------------
                                                                   OVERFUNDED         UNDERFUNDED
Actuarial present value of benefit obligation:                        PLANS             PLANS            TOTAL
                                                                   ------------      ------------     ------------
     Accumulated benefit obligation as of September 30,
          1996, includes vested benefits of $286.9                 $    (163.7)      $    (131.4)     $    (295.1)
                                                                   ============      ============     ============
     Projected benefit obligation as of September 30,
          1996 for service rendered                                $    (198.1)      $    (141.4)     $    (339.5)
Fair value of plan assets as of September 30, 1996                       173.3              81.6            254.9
                                                                   ------------      ------------     ------------
Plan assets less than projected benefit
     obligation                                                          (24.8)            (59.8)           (84.6)
Amounts contributed to plans during fourth
     quarter 1996                                                          0.2               0.5              0.7
Unrecognized net (assets) obligation                                      (1.5)              0.2             (1.3)
Unrecognized prior service cost                                            5.2               3.9              9.1
Unrecognized net loss                                                     20.2              20.5             40.7
Adjustment to recognize additional minimum liability                       -               (15.3)           (15.3)
                                                                   ------------      ------------     ------------
          Accrued pension cost                                     $      (0.7)      $     (50.0)     $     (50.7)
                                                                   ============      ============     ============


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

         Net periodic pension cost for the pension plans consisted of the following components:


                                                                              YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------------------
                                                                      1997              1996             1995
                                                                   ------------      ------------     ------------
Service cost-benefits earned during the period                     $      11.7       $      10.6      $       8.2
Interest cost on projected benefit obligation                             26.0              24.3             21.7
Actual return on plan assets                                             (55.8)            (30.4)           (27.3)
Net amortization and deferrals                                            35.6              15.1             13.4
                                                                   ------------      ------------     ------------
                                                                          17.5              19.6             16.0
Portion allocated to Holdings                                             (0.3)             (0.3)            (0.3)
                                                                   ------------      ------------     ------------
Net periodic pension cost of the Company                           $      17.2       $      19.3      $      15.7
                                                                   ============      ============     ============


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

15. STOCK COMPENSATION PLAN

         At December 31, 1997 and 1996, Revlon, Inc. had a stock-based compensation plan (the "Plan"), which is described below. Products Corporation applies APB Opinion No. 25 and related Interpretations in accounting for the Plan. Under APB Opinion No. 25, because the exercise price of Revlon, Inc.'s employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized. Had compensation cost for Revlon, Inc.'s Plan been determined consistent with SFAS No. 123, Products Corporation's net income for 1997 of $44.8 ($19.0 in 1996) would have been reduced to the pro forma amounts of $32.5 for 1997 ($15.8 in 1996). The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model assuming no dividend yield, expected volatility of approximately 39% in 1997 and 31% in 1996; weighted average risk-free interest rate of 6.54% in 1997 and 5.99% in 1996; and a seven year expected average life for the Plan's options issued in 1997 and 1996. The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

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

         A summary of the status of the Plan as of December 31, 1997 and 1996 and changes during the years then ended is presented below:


                                    SHARES            WEIGHTED AVERAGE
                                    (000)             EXERCISE PRICE
                                 -------------        -------------
Outstanding at 2/28/96                    -                    -
Granted                               1,010.2                $24.37
Exercised                                 -                    -
Forfeited                              (119.1)                24.00
                                 -------------
Outstanding at 12/31/96                 891.1                 24.37

Granted                               1,485.5                 32.64
Exercised                               (12.1)                24.00
Forfeited                               (85.1)                29.33
                                 -------------
Outstanding at 12/31/97               2,279.4                 29.57
                                 =============


         The weighted average fair value of each option granted during 1997 and 1996 approximated $16.42 and $11.00, respectively.

         The following table summarizes information about the Plan's options outstanding at December 31, 1997:


                      YEAR ENDED DECEMBER 31, 1997
----------------------------------------------------------------------------
                                             WEIGHTED
      RANGE              NUMBER               AVERAGE           WEIGHTED
        OF             OUTSTANDING             YEARS            AVERAGE
 EXERCISE PRICES          (000)              REMAINING        EXERCISE PRICE
-----------------    --------------       --------------      --------------
$24.00 to $29.88          817.9                8.17               $24.05
  31.38 to 33.88        1,067.8                9.02                31.40
  34.88 to 50.75          393.7                9.38                36.10
                      ---------
  24.00 to 50.75        2,279.4                8.78                29.57
                      =========

16. RELATED PARTY TRANSACTIONS

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

TAX SHARING AGREEMENT

         Holdings, Revlon, Inc., Products Corporation and certain of its subsidiaries and Mafco Holdings are parties to the Tax Sharing Agreement, which is described in Note 13. Since payments to be made under the Tax Sharing Agreement will be determined by the amount of taxes that Products Corporation would otherwise have to pay if it were to file separate federal, state or local income tax returns, the Tax Sharing Agreement will benefit Mafco Holdings to the extent Mafco Holdings can offset the taxable income generated by Products Corporation against losses and tax credits generated by Mafco Holdings and its other subsidiaries.

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

OTHER

         Pursuant to a lease dated April 2, 1993 (the "Edison Lease"), Holdings leases to Products Corporation the Edison research and development facility for a term of up to 10 years with an annual rent of $1.4 and certain shared operating expenses payable by Products Corporation which, together with the annual rent, are not to exceed $2.0 per year. Pursuant to an assumption agreement dated February 18, 1993, Holdings agreed to assume all costs and expenses of the ownership and operation of the Edison facility as of January 1, 1993, other than (i) the operating expenses for which Products Corporation is responsible under the Edison Lease and (ii) environmental claims and compliance costs relating to matters which occurred prior to January 1, 1993 up to an amount not to exceed $8.0 (the amount of such claims and costs for which Products Corporation is responsible, the "Environmental Limit"). In addition, pursuant to such assumption agreement, Products Corporation agreed to indemnify Holdings for environmental claims and compliance costs relating to matters which occurred prior to January 1, 1993 up to an amount not to exceed the Environmental Limit and Holdings agreed to indemnify Products Corporation for environmental claims and compliance costs relating to matters which occurred prior to January 1, 1993 in excess of the Environmental Limit and all such claims and costs relating to matters occurring on or after January 1, 1993. Pursuant to an occupancy agreement, during 1997, 1996 and 1995 Products Corporation rented from Holdings a portion of the administration building located at the Edison facility and space for a retail store of Products Corporation. Products Corporation provides certain administrative services, including accounting, for Holdings with respect to the Edison facility pursuant to which Products Corporation pays on behalf of Holdings costs associated with the Edison facility and is reimbursed by Holdings for such costs, less the amount owed by Products Corporation to Holdings pursuant to the Edison Lease and the occupancy agreement. The net amount reimbursed by Holdings to Products Corporation for such costs with respect to the Edison facility for 1997, 1996 and 1995 was $0.7, $1.1 and $1.2, respectively.

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

17. COMMITMENTS AND CONTINGENCIES

         The Company currently leases manufacturing, executive, including research and development, and sales facilities and various types of equipment under operating lease agreements. Rental expense was $46.1, $46.7 and $44.5 for the years ended December 31, 1997, 1996 and 1995, respectively. Minimum rental commitments under all noncancelable leases, including those pertaining to idled facilities and the Edison research and development facility, with remaining lease terms in excess of one year from December 31, 1997 aggregated $146.6; such commitments for each of the five years subsequent to December 31, 1997 are $32.4, $29.4, $25.8, $22.0 and $20.7, respectively. Such amounts exclude the minimum rentals to be received in the future under noncancelable subleases of $4.2 and future minimum lease commitments of the discontinued operations under noncancelable operating leases with initial lease terms in excess of one year from December 31, 1997 aggregating $54.5; such commitments for each of the five years subsequent to December 31, 1997 are $10.8, $10.4, $8.8, $7.3 and $6.0,
respectively.

         The Company and its subsidiaries are defendants in litigation and proceedings involving various matters. In the opinion of the Company's management, based upon advice of its counsel handling such litigation and proceedings, adverse outcomes, if any, will not result in a material effect on the Company's consolidated financial condition or results of operations.

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the unaudited quarterly results of operations:


                                                                   YEAR ENDED DECEMBER 31, 1997 (A)
                                                    ---------------------------------------------------------------
                                                        1ST             2ND              3RD              4TH
                                                    QUARTER (B)     QUARTER (B)        QUARTER          QUARTER
                                                    ------------    -------------    ------------     -------------
Net sales                                           $     480.0     $     537.7      $    581.0       $    639.9
Gross profit                                              319.6           356.5           389.3            430.1
(Loss) income before extraordinary item                   (25.1)            9.7            33.4             41.7
Net (loss) income                                         (25.1)           (5.2) (c)       33.4             41.7



                                                                 YEAR ENDED DECEMBER 31, 1996 (A) (B)
                                                    ---------------------------------------------------------------
                                                        1ST             2ND              3RD              4TH
                                                      QUARTER         QUARTER          QUARTER          QUARTER
                                                    ------------    -------------    ------------     -------------
Net sales                                           $     452.1     $    502.1        $   551.7       $    586.2
Gross profit                                              305.1          338.9            368.1            391.1
(Loss) income before extraordinary item                   (29.0)           1.5             21.6             31.5
Net (loss) income                                         (35.6)(d)        1.5             21.6             31.5


         (a) On June 8, 1998, the Company announced its intention to dispose of the retail and outlet store business comprised of its approximately 85% ownership interest in Cosmetic Center. The results of operations of Cosmetic Center have been reported as a discontinued operation and, accordingly, all prior periods have been restated (See Note 2).

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

         (c) Includes the extraordinary charges of $14.9 resulting from the write-off in the second quarter of 1997 of deferred financing costs associated with the early extinguishment of borrowings and the redemption of Products Corporation's Sinking Fund Debentures.

         (d) Includes an extraordinary charge of $6.6 resulting from the write-off of deferred financing costs associated with the early extinguishment of borrowings.

19. GEOGRAPHIC SEGMENTS

         The Company manages its business on the basis of one reportable segment. See Note 1 for a brief description of the Company's business. As of December 31, 1997, the Company had operations established in 26 countries outside of the United States and its products are sold throughout the world. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. The Company's operations in Brazil have accounted for approximately 5.8%, 6.3% and 6.4% of the Company's net sales for 1997, 1996 and 1995, respectively. Net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold. During 1997 and 1996, one customer and its affiliates accounted for approximately 10.3% and 10.5% of the Company's consolidated net sales, respectively. This data is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company has retroactively adopted for all periods presented.


GEOGRAPHIC AREAS:                                                                     YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------------------
      Net sales:                                                           1997                1996                 1995
                                                                      ---------------     ---------------       --------------
           United States                                              $       1,300.2     $       1,182.3       $      1,042.7
           International                                                        938.4               909.8                824.6
                                                                      ---------------     ---------------       --------------
                                                                      $       2,238.6     $       2,092.1       $      1,867.3
                                                                      ===============     ===============       ==============

                                                                              AS OF DECEMBER 31,
                                                                      -----------------------------------
      Long-lived assets:                                                   1997                1996
                                                                      ---------------     ---------------
           United States                                              $         545.4     $         545.4
           International                                                        280.5               245.9
                                                                      ---------------     ---------------
                                                                      $         825.9     $         791.3
                                                                      ===============     ===============

CLASSES OF SIMILAR PRODUCTS:                                                          YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------------------
      Net sales:                                                           1997                1996                 1995
                                                                      ---------------     ---------------       --------------
           Cosmetics, skin care and fragrances                        $       1,319.6     $       1,216.3       $      1,038.8
           Personal care and professional                                       919.0               875.8                828.5
                                                                      ---------------     ---------------       --------------
                                                                      $       2,238.6     $       2,092.1       $      1,867.3
                                                                      ===============     ===============       ==============

20. SUBSEQUENT EVENT (UNAUDITED)

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

                                                              BALANCE AT      CHARGED TO                             BALANCE
                                                              BEGINNING        COST AND            OTHER              AT END
                                                               OF YEAR         EXPENSES          DEDUCTIONS          OF YEAR
                                                             -------------    ------------     ---------------     -----------

YEAR ENDED DECEMBER 31, 1997:
Applied against asset accounts:
      Allowance for doubtful accounts                        $       12.9     $      3.6       $      (4.5)(1)     $     12.0
      Allowance for volume and early payment
         discounts                                           $       12.0     $     46.8       $     (44.9)(2)     $     13.9


YEAR ENDED DECEMBER 31, 1996:
Applied against asset accounts:
      Allowance for doubtful accounts                        $       13.6     $      7.1       $      (7.8)(1)     $     12.9
      Allowance for volume and early payment
         discounts                                           $       10.1     $     43.8       $     (41.9)(2)     $     12.0


YEAR ENDED DECEMBER 31, 1995:
Applied against asset accounts:
      Allowance for doubtful accounts                        $       11.1     $      5.5       $      (3.0)(1)     $     13.6
      Allowance for volume and early payment
         discounts                                           $       10.6     $     33.3       $     (33.8)(2)     $     10.1


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

                      Revlon Consumer Products Corporation
                                  (Registrant)


By: /s/    George Fellows                 By: /s/    Frank J. Gehrmann              By: /s/    Lawrence E. Kreider
-------------------------------------     ------------------------------------      ----------------------------------------
           George Fellows                            Frank J. Gehrmann                         Lawrence E. Kreider
           President,                                Executive Vice                            Senior Vice
           Chief Executive Officer                   President and                             President,
           and Director                              Chief Financial Officer                   Controller and
                                                                                               Chief Accounting Officer


Dated: December 18, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on December 18, 1998 and in the capacities indicated.

Signature                                                          Title

*                                                                  Chairman of the Board and Director
----------------------------------
(Ronald O. Perelman)


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