Form 10-Q
period 1999-03-31
REVLON CONSUMER PRODUCTS CORP
filed 1999-05-17
CIK 890547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------


                                    FORM 10-Q

(Mark One)


     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---                       EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1999

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

The number of shares outstanding of the registrant's common stock was 1,000 shares as of March 31, 1999, all of which were held by an affiliate, Revlon, Inc., an indirect majority owned subsidiary of Mafco Holdings Inc.


                                Total Pages - 15

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                  MARCH 31,  DECEMBER 31,
                              ASSETS                                1999        1998
                                                                 ----------  ----------
Current assets:                                                  (Unaudited)
      Cash and cash equivalents ..............................   $     35.8  $     34.7
      Trade receivables, less allowances of $23.0
            and $28.5, respectively ..........................        395.7       536.0
      Inventories ............................................        274.2       264.1
      Prepaid expenses and other .............................         71.3        70.6
                                                                 ----------  ----------
            Total current assets .............................        777.0       905.4
Property, plant and equipment, net ...........................        361.0       378.9
Other assets .................................................        171.2       173.5
Intangible assets, net .......................................        369.7       372.9
                                                                 ----------  ----------
            Total assets .....................................   $  1,678.9  $  1,830.7
                                                                 ==========  ==========

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Current liabilities:
      Short-term borrowings - third parties ..................   $     34.2  $     27.9
      Current portion of long-term debt - third parties ......          5.7         6.0
      Accounts payable .......................................        153.8       134.8
      Accrued expenses and other .............................        287.4       389.7
                                                                 ----------  ----------
            Total current liabilities ........................        481.1       558.4
Long-term debt - third parties ...............................      1,612.6     1,629.9
Long-term debt - affiliates ..................................         24.1        24.1
Other long-term liabilities ..................................        268.2       265.6

Stockholder's deficiency:
      Preferred stock, par value $1.00 per share; 1,000 shares
            authorized, 546 issued and outstanding ...........         54.6        54.6
      Common stock, par value $1.00 per share; 1,000 shares
            authorized, issued and outstanding ...............          --          --
      Capital deficiency .....................................       (230.8)     (230.8)
      Accumulated deficit since June 24, 1992 ................       (432.4)     (398.5)
      Accumulated other comprehensive loss ...................        (98.5)      (72.6)
                                                                 ----------  ----------
            Total stockholder's deficiency ...................       (707.1)     (647.3)
                                                                 ----------  ----------
            Total liabilities and stockholder's deficiency ...   $  1,678.9  $  1,830.7
                                                                 ==========  ==========



See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                      ------------------
                                                        1999      1998
                                                      --------  --------

Net sales .........................................   $  441.1  $  497.8
Cost of sales .....................................      155.7     163.3
                                                      --------  --------
     Gross profit .................................      285.4     334.5
Selling, general and administrative expenses ......      272.6     305.5
Business consolidation costs and other, net .......        8.2       --
                                                      --------  --------

     Operating income .............................        4.6      29.0
                                                      --------  --------

Other expenses (income):
     Interest expense .............................       35.9      36.7
     Interest income ..............................       (1.1)     (1.3)
     Amortization of debt issuance costs ..........        1.3       1.6
     Foreign currency losses, net .................        --        1.5
     Miscellaneous, net ...........................        0.5       1.8
                                                      --------  --------
          Other expenses, net .....................       36.6      40.3
                                                      --------  --------

Loss from continuing operations before income taxes      (32.0)    (11.3)

Provision for income taxes ........................        1.9       3.7
                                                      --------  --------

Loss from continuing operations ...................      (33.9)    (15.0)

Loss from discontinued operations .................        --       (4.6)


Extraordinary items - early extinguishment of debt         --      (38.2)

                                                      --------  --------
Net loss ..........................................   $  (33.9) $  (57.8)
                                                      ========  ========


See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.


                                REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                       UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDER'S DEFICIENCY
                                                AND COMPREHENSIVE LOSS
                                                (DOLLARS IN MILLIONS)


                                                                                         ACCUMULATED
                                                                                            OTHER         TOTAL
                                                    PREFERRED    CAPITAL   ACCUMULATED  COMPREHENSIVE  STOCKHOLDER'S
                                                     STOCK     DEFICIENCY    DEFICIT       LOSS (a)      DEFICIENCY
                                                    ---------  ----------  -----------  -------------  -------------
Balance, January 1, 1998 ........................   $  54.6    $  (230.8)  $   (256.8)   $    (23.7)     $ (456.7)
     Comprehensive loss:
             Net loss ...........................                               (57.8)                      (57.8)
             Currency translation adjustment ....                                              (7.8)(b)      (7.8)
                                                                                                         --------
     Total comprehensive loss ...................                                                           (65.6)
                                                    -------    ---------   ----------    ----------      --------
Balance, March 31, 1998 .........................   $ 54.6     $  (230.8)  $   (314.6)   $    (31.5)     $ (522.3)
                                                    =======    =========   ==========    ==========      ========

Balance, January 1, 1999 ........................   $ 54.6     $  (230.8)  $   (398.5)   $    (72.6)     $ (647.3)
     Comprehensive loss:
             Net loss ...........................                               (33.9)                      (33.9)
             Revaluation of marketable securities                                              (0.2)         (0.2)
             Currency translation adjustment ....                                             (25.7)        (25.7)
                                                                                                         --------
     Total comprehensive loss ...................                                                           (59.8)
                                                    -------    ---------   ----------    ----------      --------
Balance, March 31, 1999 .........................   $ 54.6     $  (230.8)  $   (432.4)   $    (98.5)     $ (707.1)
                                                    =======    =========   ==========    ==========      ========



--------------------
(a) Accumulated other comprehensive loss includes a revaluation of marketable securities of $3.2 as of March 31, 1999, currency translation adjustments of $62.8 and $27.0 as of March 31, 1999 and 1998, respectively, and adjustments for the minimum pension liability of $32.5 and $4.5 as of March 31, 1999 and 1998, respectively.
(b) Accumulated other comprehensive loss and comprehensive loss each include a reclassification adjustment of $2.2 for realized gains associated with the sale of certain assets outside the United States.




See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)

                                                                                 QUARTER ENDED MARCH 31,
                                                                                 -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                1999      1998
                                                                                   --------  --------
Net loss .......................................................................   $  (33.9) $  (57.8)
Adjustments to reconcile net loss to net cash
      provided by (used for) operating activities:
     Depreciation and amortization .............................................       30.4      27.1
     Loss from discontinued operations .........................................        --        4.6
     Extraordinary items .......................................................        --       38.2
     Change in assets and liabilities:
          Decrease in trade receivables ........................................      128.1      70.5
          Increase in inventories ..............................................      (17.2)    (28.3)
          (Increase) decrease in prepaid expenses and
                       other current assets ....................................       (2.4)      0.9
          Increase in accounts payable .........................................       22.6      14.4
          Decrease in accrued expenses and other
                       current liabilities .....................................      (88.2)    (71.1)
          Other, net ...........................................................      (20.5)    (19.2)
                                                                                   --------  --------
Net cash provided by (used for) operating activities ...........................       18.9     (20.7)
                                                                                   --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ...........................................................       (8.2)     (8.6)
Proceeds from the sale of certain assets .......................................        --        1.2
                                                                                   --------  --------
Net cash used for investing activities .........................................       (8.2)     (7.4)
                                                                                   --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings - third parties ...............        7.9      (3.3)
Proceeds from the issuance of long-term debt - third parties ...................       86.3     671.7
Repayment of long-term debt - third parties ....................................     (100.8)   (627.2)
Proceeds from the issuance of debt - affiliates ................................       44.8      50.0
Repayment of debt - affiliates .................................................      (44.8)    (50.0)
Payment of debt issuance costs .................................................        --      (13.2)
                                                                                   --------  --------
Net cash (used for) provided by financing activities ...........................       (6.6)     28.0
                                                                                   --------  --------
Effect of exchange rate changes on cash and cash equivalents ...................       (3.0)     (0.7)
                                                                                   --------  --------
Net cash used by discontinued operations .......................................        --       (2.2)
                                                                                   --------  --------
     Net increase (decrease) in cash and cash equivalents ......................        1.1      (3.0)
     Cash and cash equivalents at beginning of period ..........................       34.7      37.4
                                                                                   --------  --------
     Cash and cash equivalents at end of period ................................   $   35.8  $   34.4
                                                                                   ========  ========
Supplemental schedule of cash flow information:
  Cash paid during the period for:
          Interest .............................................................   $   43.5  $   38.9
          Income taxes, net of refunds .........................................        1.1       2.4


See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)

(1)  BASIS OF PRESENTATION

         Revlon Consumer Products Corporation ("Products Corporation" and together with its subsidiaries, the "Company") is a direct wholly owned subsidiary of Revlon, Inc., which is an indirect majority owned subsidiary of MacAndrews & Forbes Holdings Inc. ("MacAndrews Holdings") a corporation wholly owned indirectly through Mafco Holdings Inc. ("Mafco Holdings" and, together with MacAndrews Holdings, "MacAndrews & Forbes") by Ronald O.
Perelman.

         The accompanying Consolidated Condensed Financial Statements are unaudited. In management's opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made.

         The Unaudited Consolidated Condensed Financial Statements include the accounts of the Company after elimination of all material intercompany balances and transactions. The Company has made a number of estimates and assumptions relating to the assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         The results of operations and financial position, including working capital, for interim periods are not necessarily indicative of those to be expected for a full year, due, in part, to seasonal fluctuations, which are normal for the Company's business.

         The Company matches advertising and promotion expenses with sales revenues for interim reporting purposes. Advertising and promotion expenses estimated for a full year are charged to earnings for interim reporting purposes in proportion to the relationship that net sales for such period bear to estimated full year net sales. As a result, for the first quarter of 1999 and 1998, disbursements and commitments for advertising and promotion exceeded advertising and promotion expenses by $37.3 and $28.8, respectively, and such amounts were deferred.

         During March 1999, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. The adoption of this statement did not have a material effect on the Company's financial condition or results of operations.

(2)  INVENTORIES

                                         MARCH 31,             DECEMBER 31,
                                           1999                    1998
                                      -------------           -------------
  Raw materials and supplies......    $       77.1            $       78.2
  Work-in-process.................            19.5                    14.4
  Finished goods..................           177.6                   171.5
                                      -------------           -------------
                                      $      274.2            $      264.1
                                      =============           =============

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)

(3)  BUSINESS CONSOLIDATION COSTS AND OTHER, NET

     In the fourth quarter of 1998, the Company committed to a restructuring plan to realign and reduce personnel, exit excess leased real estate, realign and consolidate regional activities, reconfigure certain manufacturing operations and exit certain product lines. In the first quarter of 1999, the Company recorded a net charge of $8.2 relating to such restructuring plan, principally for additional employee severance and other personnel benefits. By March 31, 1999, the Company had terminated 694 employees of the 720 employees included in the fourth quarter 1998 charge and an additional 22 employees in the first quarter of 1999.

         Details of the restructuring activity during the quarter ended March 31, 1999 are as follows:


                                            BALANCE          (UTILIZED) RECEIVED     BALANCE
                                             AS OF  EXPENSE  -------------------      AS OF
                                            1/1/99  (INCOME)  CASH      NONCASH      3/31/99
                                            -------  ------  -------    -------   ------------
Employee severance, termination and other
       personnel benefits ...............   $  24.9  $ 10.0  $ (12.7)   $    --    $  22.2
Factory, warehouse and
      office costs ......................      12.1    (1.8)    (0.4)        --        9.9
                                            -------  ------  -------    -------    -------
                                            $  37.0  $  8.2  $ (13.1)   $    --    $  32.1
                                            =======  ======  =======    =======    =======

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)


(4)  GEOGRAPHIC INFORMATION

         The Company manages its business on the basis of one reportable operating segment. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets and liabilities are affected by fluctuations in foreign currency exchange rates. The Company's operations in Brazil have accounted for approximately 4.2% and 6.1% of the Company's net sales for the first quarter of 1999 and 1998, respectively. Net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.



GEOGRAPHIC AREAS:                                            QUARTER ENDED MARCH 31,
                                                        ---------------------------------
       Net sales:                                            1999               1998
                                                        --------------      -------------
             United States...........................   $       249.8       $      283.7
             International...........................           191.3              214.1
                                                        --------------      -------------
                                                        $       441.1       $      497.8
                                                        ==============      =============

                                                            MARCH 31,        DECEMBER 31,
       Long-lived assets:                                    1999               1998
                                                        --------------      -------------
             United States...........................   $       634.3       $      637.9
             International...........................           267.6              287.4
                                                        --------------      -------------
                                                        $       901.9       $      925.3
                                                        ==============      =============

CLASSES OF SIMILAR PRODUCTS:                                 QUARTER ENDED MARCH 31,
                                                        ---------------------------------
       Net sales:                                            1999               1998
                                                        --------------      -------------
             Cosmetics, skin care and fragrances.....   $       227.4       $      300.4
             Personal care and professional..........           213.7              197.4
                                                        --------------      -------------
                                                        $       441.1       $      497.8
                                                        ==============      =============

(5)  SUBSEQUENT EVENT

         Revlon, Inc. announced on April 7, 1999 that it will undertake a review of strategic alternatives available to it to maximize shareholder value. Alternatives to be reviewed will include the possible sale of one or more businesses of Revlon, Inc., in which event Revlon, Inc. anticipates that the proceeds would be used to pay down indebtedness. Revlon, Inc. has engaged financial advisors to assist it in its review. Revlon, Inc. stated that no decision has been made to enter into any transaction or as to what form any such transaction might take. Moreover, Revlon, Inc. stated that there could be no assurance that any transaction would be completed as a result of its review.

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

RESULTS OF OPERATIONS

         The following table sets forth the Company's net sales for the first quarters of 1999 and 1998, respectively:



                                                              QUARTER ENDED MARCH 31,
                                                         ---------------------------------
 Net sales:                                                   1999               1998
                                                         --------------      -------------
       United States...................................   $      249.8       $      283.7
       International...................................          191.3              214.1
                                                          -------------      -------------
                                                          $      441.1       $      497.8
                                                          =============      =============




         The following sets forth certain statements of operations data as a percentage of net sales for the first quarters of 1999 and 1998, respectively:


                                                             QUARTER ENDED MARCH 31,
                                                         --------------------------------
                                                             1999               1998
                                                         -------------     --------------
 Cost of sales..........................................      35.3  %            32.8  %
 Gross profit...........................................      64.7               67.2
 Selling, general and administrative
       expenses ("SG&A")................................      61.8               61.4
 Business consolidation costs and other, net............       1.8                  -
 Operating income.......................................       1.0                5.8

 NET SALES

         Net sales were $441.1 and $497.8 for the first quarters of 1999 and 1998, respectively, a decrease of $56.7, or 11.4% (a decrease of 8.8% on a constant U.S. dollar basis).

         United States. Net sales in the United States were $249.8 for the first quarter of 1999 compared to $283.7 for the first quarter of 1998, a decrease of $33.9, or 11.9%. Net sales were adversely affected by continuing adjustments in inventory levels by retailers and slower than anticipated category growth. The Company expects retail inventory balancing and reductions to continue to affect sales in 1999.

         REVLON brand color cosmetics continued as the number one brand in dollar market share in the U.S. self-select distribution channel. New products in the first quarter of 1999 included EVERYLASH mascara, REVLON AGE DEFYING compact makeup, WET/DRY EYE SHADOW, products in the NEW COMPLEXION line, ALMAY STAY SMOOTH lip makeup, ALMAY FOUNDATION with the Skin Stays Clean attributes, SUPER LUSTROUS haircolor, products in the ALMAY ONE COAT collection and products in the ULTIMA II BEAUTIFUL NUTRIENT and ULTIMA II FULL MOISTURE lipcolor lines.

         International. Net sales outside the United States were $191.3 for the first quarter of 1999 compared to $214.1 for the comparable 1998 period, a decrease of $22.8, or 10.6%, on a reported basis (a decrease of 4.5% on a constant U.S. dollar basis). The decrease in net sales for the first quarter of 1999 on a constant dollar basis is primarily due to unfavorable economic conditions in certain markets outside the U.S., which restrained consumer and trade demand, and lower than expected sales in

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)



certain markets in Europe. The decrease in net sales for the first quarter of 1999 on a reported basis reflects the unfavorable effect on sales of a stronger U.S. dollar against certain foreign currencies, particularly the Brazilian real, and unfavorable economic conditions in several international markets. Sales outside the United States are divided into three geographic regions. In Europe, which is comprised of Europe, the Middle East and Africa, net sales decreased by 11.2% on a reported basis to $88.5 for the first quarter of 1999 as compared to the first quarter of 1998 (a decrease of 9.9% on a constant U.S. dollar basis). In the Western Hemisphere, which is comprised of Canada, Mexico, Central America, South America and Puerto Rico, net sales decreased by 14.4% on a reported basis to $69.7 for the first quarter of 1999 as compared to the first quarter of 1998 (an increase of 0.7% on a constant U.S. dollar basis). The Company's operations in Brazil are significant. In Brazil, net sales were $18.6 on a reported basis for the first quarter of 1999 compared to $30.4 for the first quarter of 1998, a decrease of $11.8, or 38.8% (a decrease of 4.4% on a constant U.S. dollar basis). On a reported basis, net sales in Brazil were adversely affected by the stronger U.S. dollar against the Brazilian real. In the Far East, net sales increased by 0.3% on a reported basis to $33.1 for the first quarter of 1999 as compared to the first quarter of 1998 (an increase of 0.7% on a constant U.S. dollar basis). Net sales outside the United States, including, without limitation, in Brazil, were, and may continue to be, adversely impacted by generally weak economic conditions, political and economic uncertainties, including, without limitation, currency fluctuations and competitive activities in certain markets.

 Cost of sales

         As a percentage of net sales, cost of sales was 35.3% for the first quarter of 1999 compared to 32.8% for the first quarter of 1998. The increase in cost of sales as a percentage of net sales for the first quarter of 1999 compared to the first quarter of 1998 is due to changes in product mix, the effect of weaker local currencies on the cost of imported purchases by subsidiaries outside the U.S. and the effect of lower net sales.

 SG&A expenses

         As a percentage of net sales, SG&A expenses were 61.8% for the first quarter of 1999 compared to 61.4% for the first quarter of 1998. SG&A expenses other than advertising and consumer-directed promotion expenses decreased to $204.9 for the first quarter of 1999 compared to $217.6 for the first quarter of 1998 in part due to cost savings achieved from the restructuring implemented in the fourth quarter of 1998. The Company's advertising and consumer-directed promotion expenditures were incurred to support existing product lines, new product launches and increased distribution. Advertising and consumer-directed promotion expenses were $67.7 and $87.9 for the first quarters of 1999 and 1998, respectively.

 Business consolidation costs and other, net

         In the fourth quarter of 1998, the Company committed to a restructuring plan to realign and reduce personnel, exit excess leased real estate, realign and consolidate regional activities, reconfigure certain manufacturing operations and exit certain product lines. In the first quarter of 1999, the Company recorded a net charge of $8.2 relating to such restructuring plan, principally for additional employee severance and other personnel benefits. By March 31, 1999, the Company had terminated 694 employees of the 720 employees included in the fourth quarter 1998 charge and an additional 22 employees in the first quarter of 1999.

 Operating income

         As a result of the foregoing, operating income decreased to $4.6 for the first quarter of 1999 from $29.0 for the first quarter of 1998.

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)

 Other expenses/income

         Interest expense was $35.9 for the first quarter of 1999 compared to $36.7 for the first quarter of 1998. The decrease is primarily due to a non-recurring interest charge associated with the refinancings in 1998, partially offset by higher average outstanding debt and higher interest rates under the Company's Credit Agreement (as hereinafter defined).

         The foreign currency losses, net of $1.5 in the first quarter of 1998 were comprised primarily of losses in several markets in Europe and Latin America.

 Provision for income taxes

         The provision for income taxes was $1.9 and $3.7 for the first quarters of 1999 and 1998, respectively. The decrease was primarily attributable to lower taxable income outside the United States in the first quarter of 1999.

 Discontinued operations

         During 1998, the Company determined to exit the retail and outlet store business comprised of its 85% ownership interest in The Cosmetic Center, Inc. ("CCI") and accordingly, the results of operations of CCI have been reported as discontinued operations for the 1998 periods. By the end of 1998, the Company completed the disposition of its approximately 85% equity interest in CCI.

 Extraordinary items

         The extraordinary item of $38.2 in the first quarter of 1998 resulted primarily from the write-off of deferred financing costs and payment of call premiums associated with the redemption in March 1998 of the 10 1/2% Senior Subordinated Notes due 2003 (the "Senior Subordinated Notes").

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by (used for) operating activities was $18.9 and $(20.7) for the first quarters of 1999 and 1998, respectively. The increase in net cash provided by operating activities for the first quarter of 1999 compared with the net cash used in the first quarter of 1998 resulted primarily from improved working capital management, partially offset by lower operating income and cash used for business consolidation costs in the first quarter of 1999.

         Net cash used for investing activities was $8.2 and $7.4 for the first quarters of 1999 and 1998, respectively, and in both periods consisted primarily of capital expenditures.

         Net cash (used for) provided by financing activities was $(6.6) and $28.0 for the first quarters of 1999 and 1998, respectively. Net cash used for financing activities for the first quarter of 1999 included repayments of borrowings under the Company's Credit Agreement and repayments under the Company's Japanese yen-denominated credit agreement (the "Yen Credit Agreement") partially offset by cash drawn under the Credit Agreement. Net cash provided by financing activities for the first quarter of 1998 included proceeds from the issuance of the 8 5/8% Senior Subordinated Notes due 2008 (the "8 5/8% Notes") and cash drawn under the Credit Agreement, partially offset by the payment of fees and expenses related to the issuance of the 8 5/8% Notes, the redemption of the Senior Subordinated Notes and the repayment of borrowings under the Yen Credit Agreement. During the first quarter of 1998, net cash used by discontinued operations was $2.2.

         In May 1997, Products Corporation entered into a credit agreement (as subsequently amended, the "Credit Agreement") with a syndicate of lenders, whose individual members change from time to time. The proceeds of loans made under the Credit Agreement were used for the purpose of repaying the loans outstanding under the credit agreement in effect at that time and to redeem Products Corporation's 10 7/8% Sinking Fund Debentures due 2010 and were and will be used for general corporate purposes and, in the case of the Acquisition Facility (as hereinafter defined), the financing of acquisitions. The Credit Agreement provides up to $749.0 and is comprised of five senior secured facilities: $199.0 in two term loan facilities (the "Term Loan Facilities"), a $300.0 multi-currency facility (the "Multi-Currency Facility"), a $200.0 revolving acquisition facility, which may also be used for

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


general corporate purposes and which may be increased to $400.0 under certain circumstances with the consent of a majority of the lenders (the "Acquisition Facility"), and a $50.0 special standby letter of credit facility (the "Special LC Facility"). At March 31, 1999, the Company had approximately $199.0 outstanding under the Term Loan Facilities, $58.8 outstanding under the Multi-Currency Facility, $2.0 outstanding under the Acquisition Facility and $29.1 of issued but undrawn letters of credit under the Special LC Facility. In connection with the issuance of the 9% Notes (as hereinafter defined), Products Corporation agreed that until the 1999 Notes (as hereinafter defined) are refinanced, $200.0 of the Multi-Currency Facility available under the Credit Agreement (reduced by the amount of 1999 Notes actually repurchased or refinanced, none of which had been so repurchased or refinanced as of March 31,
1999), which would otherwise be available for working capital purposes, will be used solely to refinance the 1999 Notes.

         A subsidiary of Products Corporation is the borrower under the Yen Credit Agreement, which had a principal balance of approximately yen 1.0 billion as of March 31, 1999 (approximately $8.6 U.S. dollar equivalent as of March 31, 1999) after giving effect to the payment of approximately yen 539 million (approximately $4.6 U.S. dollar equivalent) in March 1999. Approximately yen 539 million (approximately $4.6 U.S. dollar equivalent as of March 31, 1999) is due in March 2000 and approximately yen 474 million (approximately
$4.0 U.S. dollar equivalent as of March 31, 1999) is due on December 31, 2000.

         Products Corporation borrows funds from its affiliates from time to time to supplement its working capital borrowings at interest rates more favorable to Products Corporation than interest rates under the Credit Agreement. No such borrowings were outstanding as of March 31, 1999.

         The Company's principal sources of funds are expected to be cash flow generated from operations and borrowings under the Credit Agreement, refinancings and other existing working capital lines. The Credit Agreement, the 9 1/2/% Senior Notes due 1999 (the "1999 Notes"), the 8 5/8% Notes, the 8 1/8% Senior Notes due 2006 (the "8 1/8% Notes") and the 9% Senior Notes due 2006 (the "9% Notes") contain certain provisions that by their terms limit Products Corporation's and/or its subsidiaries' ability to, among other things, incur additional debt. The Company's principal uses of funds are expected to be the payment of operating expenses, working capital and capital expenditure requirements, expenses in connection with the Company's restructuring referred to above and debt service payments (including purchase and repayment of the 1999 Notes).

         The Company estimates that capital expenditures for 1999 will be approximately $60, including upgrades to the Company's management information systems. The Company estimates that cash payments related to the restructuring plans referred to above will be approximately $45, of which approximately $32 will be paid in 1999. Pursuant to a tax sharing agreement, Products Corporation may be required to make tax sharing payments to Revlon, Inc. (which in turn may be required to make tax sharing payments to Mafco Holdings Inc.) as if Products Corporation were filing separate income tax returns, except that no payments are required by Products Corporation (or Revlon, Inc.) if and to the extent that Products Corporation is prohibited under the Credit Agreement from making tax sharing payments to Revlon, Inc. The Credit Agreement prohibits Products Corporation from making any tax sharing payments other than in respect of state and local income taxes. Products Corporation currently anticipates that, as a result of net operating tax losses and prohibitions under the Credit Agreement, no cash federal tax payments or cash payments in lieu of federal taxes pursuant to the tax sharing agreement will be required for 1999.

         Products Corporation enters into forward foreign exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. Products Corporation had forward foreign exchange contracts denominated in various currencies of approximately $112.7 and $45.1 (U.S. dollar equivalent) outstanding at March 31, 1999 and 1998, respectively, and option contracts of approximately $37.5 and $75.8 outstanding at March 31, 1999 and 1998, respectively. Such contracts are entered into to hedge transactions predominantly occurring within twelve months. If Products Corporation had terminated these contracts on March 31, 1999 and 1998 no material gain or loss would have been realized.

         Based upon the Company's current level of operations and anticipated growth in net sales and earnings, the Company expects that cash flows from operations and funds from currently available credit facilities and refinancings of existing indebtedness will be sufficient to enable the Company to meet its anticipated cash requirements for the foreseeable future on a consolidated basis, including for debt service (including refinancing the 1999 Notes). However, there can be no assurance that cash flow from operations and funds from existing credit facilities and refinancings of existing indebtedness will be sufficient to meet the Company's cash requirements on a consolidated basis. If the Company is unable to satisfy such cash requirements, the Company could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, restructuring indebtedness, selling assets or operations, or seeking capital contributions or loans from Revlon, Inc. or other affiliates of the Company. There can be no assurance that any of such actions could be effected, that they would enable the Company to continue

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


to satisfy its capital requirements or that they would be permitted under the terms of the Company's various debt instruments then in effect. The terms of the Credit Agreement, the 1999 Notes, the 8 5/8% Notes, the 8 1/8% Notes and the 9% Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting, regulatory fees such as Securities and Exchange Commission (the "Commission") filing fees and other miscellaneous expenses related to being a public holding company and to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Revlon, Inc. Second Amended and Restated 1996 Stock Plan, provided that the aggregate amount of such dividends and distributions taken together with any purchases of Revlon, Inc. common stock on the open market to satisfy matching obligations under the excess savings plan may not exceed $6.0 per annum.

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

         The Company believes that at the current time it is difficult to identify specifically the most reasonably likely worst case Year 2000 scenario. As with all manufacturers and distributors of products such as those sold by the Company, a reasonable worst case scenario would be the result of failures of third parties (including, without limitation, governmental entities and entities with which the Company has no direct involvement, as well as the Company's suppliers of goods and services and customers) that continue for more than a brief period in various geographic areas where the Company's products are produced or sold at retail or in areas from which the Company's raw materials and components are sourced. In connection with functions that represent a particular Year 2000 risk, including the production, warehousing and distribution of products and the supply of raw materials and components, the Company is considering various contingency plans. Continuing failures in key geographic areas in the United States and in certain European, South American and Asian countries that limit the Company's ability to produce products, its customers' ability to purchase and pay for the Company's products and/or consumers' ability to shop, would be likely to have a material adverse effect on the Company's results of operations and financial condition, although it would be expected that at least part of any lost sales eventually would be recouped. The extent of such deferred or lost revenue cannot be estimated at this time.

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

EURO CONVERSION

         As part of the European Economic and Monetary Union, a single currency (the "Euro") will replace the national currencies of the principal European countries (other than the United Kingdom) in which the Company conducts business and manufacturing. The conversion rates between the Euro and the participating nations' currencies were fixed as of January 1, 1999, with the participating national currencies being removed from circulation between January 1, 2002 and June 30, 2002 and replaced by Euro notes and coinage. During the transition period from January 1, 1999 through December 31, 2001, public and private entities as well as individuals may pay for goods and services using checks, drafts, or wire transfers denominated either in the Euro or the participating country's national currency. Under the regulations governing the transition to a single currency, there is a "no compulsion, no prohibition" rule which states that no one can be prevented from using the Euro after January 1, 2002 and no one is obliged to use the Euro before July 2002. In keeping with this rule, the Company expects to either continue using the national currencies or the Euro for invoicing or payments. Based upon the information currently available, the Company does not expect that the transition to the Euro will have a material adverse effect on the business or consolidated financial condition of the Company.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company's policy is to manage market risk through a combination of fixed and floating rate debt, the use of derivative financial instruments and foreign exchange forward and option contracts. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in
Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 describe significant aspects of the Company's financial instrument programs which have material market risk. As of March 31, 1999 there have been no material changes in the qualitative and quantitative information presented at December 31, 1998.

FORWARD-LOOKING STATEMENTS

         This quarterly report on Form 10-Q for the quarter ended March 31, 1999 as well as other public documents of the Company contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to introduction of new products and expansion into markets, future financial performance, including growth in net sales and earnings, the effect on sales of retail inventory balancing and reductions, the effect on sales of political and/or economic conditions and competitive activities in certain markets, the Company's estimate of restructuring activities, costs and benefits, cash flow from operations, information systems upgrades, the Company's plan to address the Year 2000 issue, the costs associated with the Year 2000 issue and the results of Year 2000 non-compliance by the Company or by one or more of the Company's customers, suppliers or other strategic business partners, capital expenditures, the Company's qualitative and quantitative estimates as to market risk sensitive instruments, the Company's expectations about the effects of the transition to the Euro, the availability of funds from currently available credit facilities and refinancings of indebtedness, and capital contributions or loans from Revlon, Inc. or other affiliates of the Company or the sale of assets or operations and Revlon, Inc.'s intent with respect to its review of strategic alternatives. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as "believe," "expects," "may," "will," "should," "seeks," "plans," "scheduled to," "anticipates" or "intends" or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update them. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. In addition to factors that may be described in the Company's filings with the Commission, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (i) difficulties or

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)



delays in developing and introducing new products or failure of customers to accept new product offerings; (ii) changes in consumer preferences, including reduced consumer demand for the Company's color cosmetics and other current products; (iii) difficulties or delays in the Company's continued expansion into the self-select distribution channel and into certain markets and development of new markets; (iv) unanticipated costs or difficulties or delays in completing projects associated with the Company's strategy to improve operating efficiencies, including information system upgrades; (v) the inability to refinance indebtedness, secure capital contributions or loans from Revlon, Inc. or other affiliates of the Company or sell assets or operations; (vi) effects of and changes in political and/or economic conditions, including inflation and monetary conditions, and in trade, monetary, fiscal and tax policies in international markets, including but not limited to Brazil; (vii) actions by competitors, including business combinations, technological breakthroughs, new products offerings and marketing and promotional successes; (viii) combinations among significant customers or the loss, insolvency or failure to pay debts by a significant customer or customers; (ix) lower than expected sales as a result of a longer than expected duration of retail inventory balancing and reductions;
(x) difficulties, delays or unanticipated costs or less than expected benefits resulting from the Company's restructuring activities; (xi) interest rate or foreign exchange rate changes affecting the Company's market sensitive financial instruments; (xii) difficulties, delays or unanticipated costs associated with the transition to the Euro; (xiii) difficulties, delays or unanticipated costs in achieving Year 2000 compliance or unanticipated consequences from non-compliance by the Company or one or more of the Company's customers, suppliers or other strategic business partners; and (xiv) difficulties or delays in reviewing strategic alternatives or the failure to complete any transaction in connection therewith.

EFFECT OF NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The effect of adopting the statement and the date of such adoption by the Company have not yet been determined. The Company must adopt this new standard by January 1, 2000.

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

                      REVLON CONSUMER PRODUCTS CORPORATION
                                   Registrant


By:/s/ Frank J. Gehrmann                 By:/s/ Lawrence E. Kreider
----------------------------------       ---------------------------------------
       Frank J. Gehrmann                        Lawrence E. Kreider
       Executive Vice President                 Senior Vice President,Controller
       and Chief Financial Officer              and Chief Accounting Officer

Dated:  May 17, 1999