Form 10-Q
period 1999-06-30
REVLON CONSUMER PRODUCTS CORP
filed 1999-08-16
CIK 890547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------


                                   FORM 10-Q

(Mark One)
 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---                              EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 1999

                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---                           EXCHANGE ACT OF 1934

      For the transition period from _________________to_______________

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

The number of shares outstanding of the registrant's common stock was 1,000 shares as of June 30, 1999, all of which were held by an affiliate, Revlon, Inc., an indirect majority owned subsidiary of Mafco Holdings Inc.


                                Total Pages - 16


                                   REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED CONDENSED BALANCE SHEETS
                                        (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                                          June 30,           December 31,
                              ASSETS                                                        1999                 1998
                                                                                       ---------------      ---------------
Current assets:                                                                         (Unaudited)
      Cash and cash equivalents ................................................       $         26.8       $         34.7
      Trade receivables, less allowances of $26.6
            and $28.5, respectively.............................................                464.7                536.0
      Inventories...............................................................                276.0                264.1
      Prepaid expenses and other................................................                 68.9                 70.6
                                                                                       ---------------      ---------------
            Total current assets................................................                836.4                905.4
Property, plant and equipment, net..............................................                359.1                378.9
Other assets....................................................................                170.8                173.5
Intangible assets, net..........................................................                365.8                372.9
                                                                                       ---------------      ---------------
            Total assets........................................................        $     1,732.1       $      1,830.7
                                                                                       ===============      ===============

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Current liabilities:
      Short-term borrowings - third parties.....................................        $        34.4       $         27.9
      Current portion of long-term debt - third parties.........................                  4.7                  6.0
      Accounts payable..........................................................                147.8                134.8
      Accrued expenses and other................................................                301.8                389.7
                                                                                       ---------------      ---------------
            Total current liabilities...........................................                488.7                558.4
Long-term debt - third parties..................................................              1,688.0              1,629.9
Long-term debt - affiliates.....................................................                 24.1                 24.1
Other long-term liabilities.....................................................                245.9                265.6

Stockholder's deficiency:
      Preferred stock, par value $1.00 per share; 1,000 shares
            authorized, 546 issued and outstanding..............................                 54.6                 54.6
      Common stock, par value $1.00 per share; 1,000 shares
            authorized, issued and outstanding..................................                    -                    -
      Capital deficiency........................................................               (230.8)              (230.8)
      Accumulated deficit since June 24, 1992...................................               (436.0)              (398.5)
      Accumulated other comprehensive loss......................................               (102.4)               (72.6)
                                                                                       ---------------      ---------------
            Total stockholder's deficiency......................................               (714.6)              (647.3)
                                                                                       ---------------      ---------------
            Total liabilities and stockholder's deficiency......................         $    1,732.1        $     1,830.7
                                                                                       ===============      ===============




                      See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.


                                                             2


                                       REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                                     UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                        (DOLLARS IN MILLIONS)



                                                          THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                               JUNE 30,                                JUNE 30,
                                                 -------------------------------------     ----------------------------------
                                                     1999                 1998                 1999               1998
                                                 ----------------     ----------------     ----------------    --------------

Net sales.....................................   $         553.4      $         575.3       $        994.5     $     1,073.1
Cost of sales.................................             184.9                194.0                340.6             357.3
                                                 ----------------     ----------------     ----------------    --------------
    Gross profit..............................             368.5                381.3                653.9             715.8
Selling, general and administrative expenses..             324.3                329.2                596.9             634.7
Business consolidation costs and other, net...               9.5                    -                 17.7                 -
                                                 ----------------     ----------------     ----------------    --------------
    Operating income..........................              34.7                 52.1                 39.3              81.1
                                                 ----------------     ----------------     ----------------    --------------
Other expenses (income):
     Interest expense.........................              35.9                 33.6                 71.8              70.3
     Interest income..........................              (0.4)                (1.1)                (1.5)             (2.4)
     Amortization of debt issuance costs......               1.2                  1.2                  2.5               2.8
     Foreign currency losses, net.............                 -                  1.3                    -               2.8
     Miscellaneous, net.......................              (0.2)                 1.4                  0.3               3.2
                                                 ----------------     ----------------     ----------------    --------------
        Other expenses, net...................              36.5                 36.4                 73.1              76.7
                                                 ----------------     ----------------     ----------------    --------------

(Loss) income from continuing operations
     before income taxes......................              (1.8)                15.7                (33.8)              4.4

Provision for income taxes....................               1.8                  3.4                  3.7               7.1
                                                 ----------------     ----------------     ----------------    --------------
(Loss) income from continuing operations......              (3.6)                12.3                (37.5)             (2.7)

Loss from discontinued operations.............                 -                (26.9)                   -             (31.5)

Extraordinary items - early extinguishment of
     debt.....................................                 -                (13.5)                   -             (51.7)
                                                 ----------------     ----------------     ----------------    --------------
Net loss......................................   $          (3.6)     $         (28.1)      $        (37.5)     $      (85.9)
                                                 ================     ================     ================    ==============



                       See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                                                             3


                                      REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                                 UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDER'S DEFICIENCY
                                                       AND COMPREHENSIVE LOSS
                                                        (DOLLARS IN MILLIONS)


                                                                                                ACCUMULATED
                                                                                                    OTHER                 TOTAL
                                               PREFERRED        CAPITAL         ACCUMULATED     COMPREHENSIVE         STOCKHOLDER'S
                                                 STOCK         DEFICIENCY         DEFICIT           LOSS (a)            DEFICIENCY
                                              -----------    ------------     -------------   ------------------      --------------


Balance, January 1, 1998......................$   54.6       $    (230.8)     $     (256.8)   $          (23.7)       $      (456.7)
   Comprehensive loss:
       Net loss...............................                                       (85.9)                                   (85.9)
       Revaluation of marketable securities...                                                            (0.1)                (0.1)
       Currency translation adjustment........                                                           (11.2)(b)            (11.2)
                                                                                                                      --------------
   Total comprehensive loss...................                                                                                (97.2)
                                              -----------    -------------    --------------  ------------------      --------------
Balance, June 30, 1998........................$   54.6       $    (230.8)     $     (342.7)   $          (35.0)       $      (553.9)
                                              ===========    ============     ==============  ==================      ==============

Balance, January 1, 1999......................$   54.6       $    (230.8)     $     (398.5)   $          (72.6)       $      (647.3)
    Comprehensive loss:
        Net loss..............................                                       (37.5)                                   (37.5)
        Revaluation of marketable securities..                                                            (0.6)                (0.6)
        Currency translation adjustment.......                                                           (29.2)               (29.2)
                                                                                                                      --------------
    Total comprehensive loss..................                                                                                (67.3)
                                              -----------     ------------     -------------   ------------------     --------------
Balance, June 30, 1999........................$   54.6       $    (230.8)     $     (436.0)    $        (102.4)       $      (714.6)
                                              ===========    =============    ===============  ==================     ==============



-------------------
(a)  Accumulated other comprehensive loss includes a revaluation of marketable securities of $3.6 and $0.1 as of June 30, 1999 and 1998, respectively, currency translation adjustments of $66.3 and $30.4 as of June 30, 1999 and
     1998, respectively, and adjustments for the minimum pension liability of
     $32.5 and $4.5 as of June 30, 1999 and 1998, respectively.

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


                        See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.





                            REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                          UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                            (DOLLARS IN MILLIONS)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                              -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                             1999              1998
                                                                              -------------     -------------

Net loss................................................................      $      (37.5)     $      (85.9)
Adjustments to reconcile net loss to net cash
     used for operating activities:
     Depreciation and amortization......................................              60.8              54.9
     Loss from discontinued operations..................................                 -              31.5
     Extraordinary items................................................                 -              51.7
     Change in assets and liabilities:
          Decrease in trade receivables.................................              55.8              33.1
          Increase in inventories.......................................             (20.5)            (29.5)
          (Increase) decrease in prepaid expenses and
                       other current assets.............................              (0.6)             10.8
          Increase in accounts payable..................................              18.2               0.4
          Decrease in accrued expenses and other
                       current liabilities..............................             (95.3)            (88.4)
          Other, net....................................................             (37.0)            (40.6)
                                                                              -------------     -------------
Net cash used for operating activities..................................             (56.1)            (62.0)
                                                                              -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures....................................................             (20.0)            (23.9)
Acquisition of businesses, net of cash acquired.........................                 -             (57.6)
Proceeds from the sale of certain assets................................                 -               1.2
                                                                              -------------     -------------
Net cash used for investing activities..................................             (20.0)            (80.3)
                                                                              -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings - third parties...................               9.1               3.4
Proceeds from the issuance of long-term debt - third parties............             393.7           1,090.2
Repayment of long-term debt - third parties.............................            (331.4)           (920.0)
Proceeds from the issuance of debt - affiliates.........................              62.1              77.0
Repayment of debt - affiliates..........................................             (62.1)            (81.7)
Payment of debt issuance costs..........................................                 -             (19.0)
                                                                              -------------     -------------
Net cash provided by financing activities                                             71.4             149.9
                                                                              -------------     -------------
Effect of exchange rate changes on cash and cash equivalents............              (3.2)             (1.8)
Net cash used by discontinued operations................................                 -              (7.4)
                                                                              -------------     -------------
     Net decrease in cash and cash equivalents..........................              (7.9)             (1.6)
     Cash and cash equivalents at beginning of period...................              34.7              37.4
                                                                              -------------     -------------
     Cash and cash equivalents at end of period.........................      $       26.8      $       35.8
                                                                              =============     =============

Supplemental schedule of cash flow information:
     Cash paid during the period for:
        Interest.......................................................       $       69.1      $       67.3
        Income taxes, net of refunds...................................                5.6               7.6

 Supplemental schedule of noncash investing activities:
     Liabilities assumed in connection with business acquisitions:
        Fair value of assets acquired..................................       $          -      $       74.5
        Cash paid......................................................                  -             (57.6)
                                                                              -------------     -------------
        Liabilities assumed............................................       $          -      $       16.9
                                                                              =============     =============



               See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                                                      5

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

         The Company matches advertising and promotion expenses with sales revenues for interim reporting purposes. Advertising and promotion expenses estimated for a full year are charged to earnings for interim reporting purposes in proportion to the relationship that net sales for such period bear to estimated full year net sales. As a result, in the first half of 1999 and 1998, disbursements and commitments for advertising and promotion exceeded advertising and promotion expenses by $71.1 and $49.1, respectively, and such amounts were deferred.

         Effective January 1999, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. The adoption of this statement did not have a material effect on the Company's financial condition or results of operations.

(2)  INVENTORIES


                                                                               JUNE 30,              DECEMBER 31,
                                                                                 1999                    1998
                                                                             -------------           ------------
          Raw materials and supplies....................................     $   86.4                $   78.2
          Work-in-process...............................................         19.4                    14.4
          Finished goods................................................        170.2                   171.5
                                                                             -------------           -------------
                                                                             $  276.0                $  264.1
                                                                             =============           =============


              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)

(3) BUSINESS CONSOLIDATION COSTS AND OTHER, NET


         In the fourth quarter of 1998, the Company committed to a restructuring plan to realign and reduce personnel, exit excess leased real estate, realign and consolidate regional activities, reconfigure certain manufacturing operations and exit certain product lines. In the first quarter of 1999, the Company recorded a net charge of $8.2 relating to such restructuring plan, principally for additional employee severance and other personnel benefits, and continued to implement such restructuring plan during the second quarter of 1999 during which it recorded a charge of $8.5 principally for employee severance and other personnel benefits as well as other costs. Also in the second quarter of 1999, the Company adopted a plan to exit a non-core business as to which a charge of $1.0 is included in the table below. Of the 720 employees, the 22 employees and the 387 employees for whom severance and other personnel benefits were included in the fourth quarter 1998 charge, the first quarter 1999 charge and the second quarter 1999 charge, respectively, the Company had terminated 592 employees by June 30, 1999.

         Details of the restructuring activity during the six month period ended June 30, 1999 are as follows:





                                       BALANCE                                   UTILIZED, NET              BALANCE
                                        AS OF                          ----------------------------          AS OF
                                        1/1/99       EXPENSES, NET         CASH          NONCASH            6/30/99
                                      ----------    ---------------    -----------    -------------      -------------

 Employee severance and other
        personnel benefits........... $    24.9      $      17.6     $     (20.1)   $      -            $     22.4
 Factory, warehouse, office and
        other costs..................      12.1              0.1            (3.5)         (0.2)                8.5
                                      ----------    ---------------    ------------   -------------      --------------
                                      $    37.0      $      17.7     $     (23.6)   $     (0.2)         $     30.9
                                      ==========    ===============    ============   =============      ==============



(4) LONG-TERM DEBT

         On June 1, 1999, Products Corporation redeemed the $200.0 principal amount of 9 1/2% Senior Notes due 1999 (the "1999 Notes") with borrowings from the Credit Agreement (as hereinafter defined). In November 1998, Products Corporation issued and sold $250.0 principal amount of 9% Senior Notes due 2006 (the "9% Notes"), of which $200.0 was used to temporarily reduce borrowings under the Credit Agreement in anticipation of the redemption referred to above.

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)


(5) GEOGRAPHIC INFORMATION

         The Company manages its business on the basis of one reportable operating segment. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets and liabilities are affected by fluctuations in foreign currency exchange rates. The Company's operations in Brazil have accounted for approximately 3.8% and 5.4% of the Company's net sales for the second quarter of 1999 and 1998, respectively, and 4.0% and 5.7% of the Company's net sales for the first half of 1999 and 1998, respectively. Net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.



                                                           THREE MONTHS ENDED                       SIX MONTHS ENDED
GEOGRAPHIC AREAS:                                                 JUNE 30,                               JUNE 30,
                                                    ---------------------------------      ---------------------------------
       Net sales:                                       1999                1998                1999               1998
                                                    -------------      --------------      --------------      -------------

           United States........................    $      347.3       $       340.3       $        597.1      $       624.0
           International........................           206.1               235.0                397.4              449.1
                                                    -------------      --------------      --------------      -------------
                                                    $      553.4       $       575.3       $        994.5      $     1,073.1
                                                    =============      ==============      ==============      =============

                                                      JUNE 30,          DECEMBER 31,
       Long-lived assets:                               1999                1998
                                                    -------------      --------------

           United States........................    $      634.2       $       637.9
           International........................           261.5               287.4
                                                    -------------      --------------
                                                    $      895.7       $       925.3
                                                    =============      ==============

                                                           THREE MONTHS ENDED                      SIX MONTHS ENDED
CLASSES OF SIMILAR PRODUCTS:                                     JUNE 30,                               JUNE 30,
                                                    ---------------------------------      ---------------------------------
        Net sales:                                       1999                1998                1999               1998
                                                     -------------      --------------      --------------      -------------
           Cosmetics, skin care and fragrances..     $     312.4       $       333.8        $        539.7      $       634.2
           Personal care and professional.......           241.0               241.5                 454.8              438.9
                                                     -------------      --------------      --------------      -------------
                                                     $     553.4       $       575.3        $        994.5      $     1,073.1
                                                     =============      ==============      ==============      =============


(6) SUBSEQUENT EVENT

         On April 7, 1999 Revlon, Inc. announced that it would undertake a review of strategic alternatives available to it to maximize shareholder value. Among such alternatives is the possible sale of one or more businesses of Revlon, Inc., in which event Revlon, Inc. anticipates that the proceeds would be used to pay down indebtedness. Revlon, Inc. has engaged financial advisors to assist it in its review. On July 27, 1999, Revlon, Inc. confirmed that it is continuing such review and is actively engaged in ongoing discussions with potential purchasers of all or part of Revlon, Inc.'s business. There can be no assurance that any transaction will be completed as a result of this review.

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

RESULTS OF OPERATIONS

         The following table sets forth the Company's net sales for the three month and six month periods ended June 30, 1999 and 1998, respectively:


                                                               THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                     JUNE 30,                            JUNE 30,
                                                           ------------------------------     -------------------------------
 Net sales:                                                     1999             1998              1999               1998
                                                           ------------     -------------     -------------      ------------
     United States...................................      $      347.3     $      340.3      $      597.1       $      624.0
     International...................................             206.1            235.0             397.4              449.1
                                                           ------------     ------------      ------------       ------------
                                                           $      553.4     $      575.3      $      994.5       $    1,073.1
                                                           ============     =============     =============      ============



The following sets forth certain statements of operations data as a percentage of net sales for the three months and six months ended June 30, 1999 and 1998, respectively:



                                                               THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                    JUNE 30,                           JUNE 30,
                                                            -----------------------------     -------------------------------
                                                                1999             1998              1999               1998
                                                            ------------     -------------     -------------      ------------
     Cost of sales....................................            33.4%             33.7%             34.2%             33.3%
     Gross profit.....................................            66.6              66.3              65.8              66.7
     Selling, general and administrative
         expenses ("SG&A")............................            58.6              57.2              60.0              59.1
     Business consolidation costs and other, net......             1.7                 -               1.8                 -
     Operating income.................................             6.3               9.1               4.0               7.6



NET SALES

         Net sales were $553.4 and $575.3 for the second quarters of 1999 and 1998, respectively, a decrease of $21.9, or 3.8% on a reported basis (a decrease of 1.2% on a constant U.S. dollar basis), and were $994.5 and $1,073.1 for the first half of 1999 and 1998, respectively, a decrease of $78.6, or 7.3% on a reported basis (a decrease of 4.7% on a constant U.S. dollar basis).

         United States. Net sales in the United States were $347.3 for the second quarter of 1999 compared to $340.3 for the second quarter of 1998, an increase of $7.0, or 2.1%, and were $597.1 for the first half of 1999 compared to $624.0 for the first half of 1998, a decrease of $26.9, or 4.3%. Net sales for the second quarter and first half of 1999 were adversely affected by continuing adjustments in inventory levels by retailers, slower than anticipated category growth and competitive activities. The Company expects retail inventory balancing and reductions to continue to affect sales in 1999.

         REVLON brand color cosmetics continued as the number one brand in dollar market share in the U.S. self-select distribution channel. New products in the first half of 1999 included EVERYLASH mascara, MOISTURESTAY SHEER LIP COLOR, REVLON AGE DEFYING compact makeup, WET/DRY EYE SHADOW, ALMAY STAY SMOOTH lip makeup and mascara, ALMAY FOUNDATION with the Skin Stays Clean attributes, products in the ALMAY ONE COAT collection, MITCHUM COOL DRY antiperspirant and COLORSTAY LIQUID LIP.

             REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                              (DOLLARS IN MILLIONS)


         International. Net sales outside the United States were $206.1 for the second quarter of 1999 compared to $235.0 for the comparable 1998 period, a decrease of $28.9, or 12.3%, on a reported basis (a decrease of 6.1% on a constant U.S. dollar basis), and were $397.4 for the first half of 1999 compared to $449.1 for the first half of 1998, a decrease of $51.7, or 11.5%, on a reported basis (a decrease of 5.4% on a constant U.S. dollar basis). The decrease in net sales for the second quarter and first half of 1999 on a constant dollar basis is primarily due to unfavorable economic conditions in certain markets outside the U.S., which restrained consumer and trade demand, and lower sales in certain markets. The decrease in net sales for the second quarter and first half of 1999 on a reported basis also reflects the unfavorable effect on sales of a stronger U.S. dollar against certain foreign currencies, particularly the Brazilian real and the South African rand. Sales outside the United States are divided into three geographic regions. In Europe, which is comprised of Europe, the Middle East and Africa, net sales decreased by 11.9% on a reported basis to $93.7 for the second quarter of 1999 as compared to the second quarter of 1998 (a decrease of 7.3% on a constant U.S. dollar basis), and decreased by 11.6% on a reported basis to $182.2 for the first half of 1999 as compared to the first half of 1998 (a decrease of 8.6% on a constant U.S. dollar basis). In the Western Hemisphere, which is comprised of Canada, Mexico, Central America, South America and Puerto Rico, net sales decreased by 15.0% on a reported basis to $76.6 for the second quarter of 1999 as compared to the second quarter of 1998 (a decrease of 2.8% on a constant U.S. dollar basis), and decreased by 14.7% on a reported basis to $146.3 for the first half of 1999 as compared to the first half of 1998 (a decrease of 1.1% on a constant U.S. dollar basis). The Company's operations in Brazil are significant. In Brazil, net sales were $20.8 on a reported basis for the second quarter of 1999 compared to $30.8 for the second quarter of 1998, a decrease of $10.0, or 32.5% (an increase of 1.5% on a constant U.S. dollar basis), and were $39.4 for the first half of 1999 on a reported basis compared to $61.2 for the first half of 1998, a decrease of $21.8, or 35.6% (a decrease of 1.4% on a constant U.S. dollar basis). On a reported basis, net sales in Brazil were adversely affected by the stronger U.S. dollar against the Brazilian real. In the Far East, net sales decreased by 7.0% on a reported basis to $35.8 for the second quarter of 1999 as compared to the second quarter of 1998 (a decrease of 10.2% on a constant U.S. dollar basis), and decreased by 3.6% on a reported basis to $68.9 for the first half of 1999 as compared to the first half of 1998 (a decrease of 5.3% on a constant U.S. dollar basis). Net sales outside the United States, including, without limitation, in Brazil, were, and may continue to be, adversely impacted by generally weak economic conditions, political and economic uncertainties, including, without limitation, currency fluctuations and competitive activities in certain markets.

Cost of sales

         As a percentage of net sales, cost of sales was 33.4% for the second quarter of 1999 compared to 33.7% for the second quarter of 1998, and 34.2% for the first half of 1999 compared to 33.3% for the first half of 1998. The increase in cost of sales as a percentage of net sales for the first half of 1999 compared to the first half of 1998 is due to changes in product mix, the effect of weaker local currencies on the cost of imported purchases by subsidiaries outside the U.S. and the effect of lower net sales.

SG&A expenses

         As a percentage of net sales, SG&A expenses were 58.6% for the second quarter of 1999 compared to 57.2% for the second quarter of 1998, and were 60.0% for the first half of 1999 compared to 59.1% for the first half of 1998. SG&A expenses were $324.3 for the second quarter of 1999 compared to $329.2 for the second quarter of 1998, and were $596.9 for the first half of 1999 compared to $634.7 for the first half of 1998. SG&A expenses in the 1999 periods reflect increased brand support as a percentage of net sales offset by reduced general and administrative expenses, due in part to the cost savings achieved from the Company's restructuring program. The Company's advertising and consumer-directed promotion expenditures were incurred to support existing product lines, new product launches and increased distribution.

Business consolidation costs and other, net

         In the fourth quarter of 1998, the Company committed to a restructuring plan to realign and reduce personnel, exit excess leased real estate, realign and consolidate regional activities, reconfigure certain manufacturing operations and exit certain product lines. In the first quarter of 1999, the Company recorded a net charge of $8.2 relating to such restructuring plan, principally for additional employee severance and other personnel benefits and continued to implement such restructuring plan during the second quarter of 1999 during which it recorded a charge of $8.5 principally for employee severance and other personnel benefits as well as other costs. Also in the second quarter of 1999, the Company adopted a plan to exit a non-core business as to which a charge of $1.0 is included in business consolidation costs and other, net.

             REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                              (DOLLARS IN MILLIONS)

Operating income

         As a result of the foregoing, operating income decreased to $34.7 for the second quarter of 1999 from $52.1 for the second quarter of 1998 and decreased to $39.3 for the first half of 1999 from $81.1 for the first half of 1998.

Other expenses/income

         Interest expense was $35.9 for the second quarter of 1999 compared to $33.6 for the second quarter of 1998 and $71.8 for the first half of 1999 compared to $70.3 for the first half of 1998. The increase in interest expense for the second quarter and first half of 1999 as compared to the comparable 1998 periods is due to higher average outstanding debt and higher interest rates under the Credit Agreement, partially offset by lower interest rates as a result of the refinancings in 1998.

         Foreign currency losses, net were nil for the second quarter of 1999 compared to $1.3 in the second quarter of 1998 and nil for the first half of 1999 compared to $2.8 for the first half of 1998. Foreign currency losses, net for the second quarter of 1998 were comprised primarily of losses in several markets in Europe. Foreign currency losses, net for the first half of 1998 were comprised primarily of losses in several markets in Europe and Latin America.

Provision for income taxes

         The provision for income taxes was $1.8 for the second quarter of 1999 compared to $3.4 for the second quarter of 1998 and $3.7 for the first half of 1999 compared to $7.1 for the first half of 1998. The decrease was primarily attributable to lower taxable income outside the United States in the second quarter and first half of 1999 as compared with the corresponding prior year periods.

Discontinued operations

         During 1998, the Company determined to exit the retail and outlet store business comprised of its approximately 85% ownership interest in The Cosmetic Center, Inc. ("CCI") and accordingly, the results of operations of CCI have been reported as discontinued operations for the 1998 periods. By the end of 1998, the Company completed the disposition of its approximately 85% equity interest in CCI.

Extraordinary items

         The extraordinary item of $13.5 in the second quarter of 1998 resulted from the write-off of deferred financing costs and payment of a call premium associated with the redemption in April 1998 of Products Corporation's 9 3/8% Senior Notes due 2001 (the "Senior Notes"). The first half of 1998 also included an extraordinary item of $38.2 resulting primarily from the write-off of deferred financing costs and payment of call premiums associated with the redemption in March 1998 of Products Corporation's 10 1/2% Senior Subordinated Notes due 2003 (the "Senior Subordinated Notes").

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Net cash used for operating activities was $56.1 and $62.0 for the first half of 1999 and 1998, respectively. The decrease in net cash used for operating activities for the first half of 1999 compared to the first half of 1998 resulted primarily from improved working capital management, partially offset by lower operating income and cash used for business consolidation costs in the first half of 1999.

         Net cash used for investing activities was $20.0 and $80.3 for the first half of 1999 and 1998, respectively. Net cash used for investing activities in the 1998 period included cash paid in connection with acquisitions. Both periods included capital expenditures.

         Net cash provided by financing activities was $71.4 and $149.9 for the first half of 1999 and 1998, respectively. Net cash provided by financing activities for the first half of 1999 included cash drawn under the Credit Agreement, partially offset by repayments of borrowings under the Credit Agreement, redemption of the 1999 Notes and repayments under Products

             REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                              (DOLLARS IN MILLIONS)

Corporation's Japanese yen denominated credit agreement (the "Yen Credit Agreement"). Net cash provided by financing activities for the first half of 1998 included proceeds from the issuance of Products Corporation's 8 5/8% Senior Subordinated Notes due 2008 (the "8 5/8% Notes") and Products Corporation's
8 1/8% Senior Notes due 2006 (the "8 1/8% Notes") and cash drawn under the Credit Agreement, partially offset by the payment of fees and expenses related to the issuance of the 8 5/8% Notes and 8 1/8% Notes, the redemption of the Senior Subordinated Notes and the Senior Notes, and the repayment of borrowings under the Yen Credit Agreement. During the first half of 1998, net cash used by discontinued operations was $7.4.

         In May 1997, Products Corporation entered into a credit agreement (as subsequently amended, the "Credit Agreement") with a syndicate of lenders, whose individual members change from time to time. The proceeds of loans made under the Credit Agreement were used for the purpose of repaying the loans outstanding under the credit agreement in effect at that time and to redeem Products Corporation's 10 7/8% Sinking Fund Debentures due 2010 and were and will be used for general corporate purposes and, in the case of the Acquisition Facility (as hereinafter defined), the financing of acquisitions. The Credit Agreement provides up to $748.0 and is comprised of five senior secured facilities: $198.0 in two term loan facilities (the "Term Loan Facilities"), a $300.0 multi-currency facility (the "Multi-Currency Facility"), a $200.0 revolving acquisition facility, which may also be used for general corporate purposes and which may be increased to $400.0 under certain circumstances with the consent of a majority of the lenders (the "Acquisition Facility"), and a $50.0 special standby letter of credit facility (the "Special LC Facility"). At June 30, 1999, the Company had approximately $198.0 outstanding under the Term Loan Facilities, $146.4 outstanding under the Multi Currency Facility, $190.0 outstanding under the Acquisition Facility and $28.8 of issued but undrawn letters of credit under the Special LC Facility.

         A subsidiary of Products Corporation is the borrower under the Yen Credit Agreement, which had a principal balance of approximately (yen) 1.0 billion as of June 30, 1999 (approximately $8.4 U.S. dollar equivalent as of June 30, 1999) after giving effect to the payment of approximately (yen) 539 million (approximately $4.6 U.S. dollar equivalent) in March 1999. Approximately
(yen) 539 million (approximately $4.5 U.S. dollar equivalent as of June 30,
1999) is due in March 2000 and approximately (yen) 474 million (approximately $3.9 U.S. dollar equivalent as of June 30, 1999) is due on December 31, 2000.

         On June 1, 1999, Products Corporation redeemed the $200.0 principal amount of 1999 Notes with borrowings from the Credit Agreement. In November 1998, Products Corporation issued and sold $250.0 principal amount of 9% Notes, of which $200.0 was used to temporarily reduce borrowings under the Credit Agreement in anticipation of the redemption referred to above.

         Products Corporation borrows funds from its affiliates from time to time to supplement its working capital borrowings at interest rates more favorable to Products Corporation than interest rates under the Credit Agreement. No such borrowings were outstanding as of June 30, 1999.

         The Company's principal sources of funds are expected to be cash flow generated from operations and borrowings under the Credit Agreement, refinancings and other existing working capital lines. The Credit Agreement, the 8 5/8% Notes, the 8 1/8% Notes and the 9% Notes contain certain provisions that by their terms limit Products Corporation's and/or its subsidiaries' ability to, among other things, incur additional debt. The Company's principal uses of funds are expected to be the payment of operating expenses, working capital and capital expenditure requirements, expenses in connection with the Company's restructuring referred to above and debt service payments.

         The Company estimates that capital expenditures for 1999 will be approximately $60, including upgrades to the Company's management information systems. The Company estimates that cash payments related to the restructuring plans referred to above will be approximately $55, of which approximately $35 will be paid in 1999. Pursuant to a tax sharing agreement, Products Corporation may be required to make tax sharing payments to Revlon, Inc. (which in turn may be required to make tax sharing payments to Mafco Holdings Inc.) as if Products Corporation were filing separate income tax returns, except that no payments are required by Products Corporation (or Revlon, Inc.) if and to the extent that Products Corporation is prohibited under the Credit Agreement from making tax sharing payments to Revlon, Inc. The Credit Agreement prohibits Products Corporation from making any tax sharing payments other than in respect of state and local income taxes. Products Corporation currently anticipates that, as a result of net operating tax losses and prohibitions under the Credit Agreement, no cash federal tax payments or cash payments in lieu of federal taxes pursuant to the tax sharing agreement will be required for 1999.

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

in various currencies of approximately $27.6 and $38.3 (U.S. dollar equivalent) outstanding at June 30, 1999 and 1998, respectively, and option contracts of approximately $23.9 and $49.6 outstanding at June 30, 1999 and 1998, respectively. Such contracts are entered into to hedge transactions predominantly occurring within twelve months. If Products Corporation had terminated these contracts on June 30, 1999 and 1998 no material gain or loss would have been realized.

         Based upon the Company's current level of operations and anticipated growth in net sales and earnings, the Company expects that cash flows from operations and funds from currently available credit facilities and refinancings of existing indebtedness will be sufficient to enable the Company to meet its anticipated cash requirements for the foreseeable future on a consolidated basis, including for debt service. However, there can be no assurance that cash flow from operations and funds from existing credit facilities and refinancings of existing indebtedness will be sufficient to meet the Company's cash requirements on a consolidated basis. If the Company is unable to satisfy such cash requirements, the Company could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, restructuring indebtedness, selling assets or operations, or seeking capital contributions or loans from Revlon, Inc. or other affiliates of the Company. There can be no assurance that any of such actions could be effected, that they would enable the Company to continue to satisfy its capital requirements or that they would be permitted under the terms of the Company's various debt instruments then in effect. The terms of the Credit Agreement, the 8 5/8% Notes, the 8 1/8% Notes and the 9% Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting, regulatory fees such as Securities and Exchange Commission (the "Commission") filing fees and other miscellaneous expenses related to being a public holding company and to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Revlon, Inc. Second Amended and Restated 1996 Stock Plan, provided that the aggregate amount of such dividends and distributions taken together with any purchases of Revlon, Inc. common stock on the open market to satisfy matching obligations under the excess savings plan may not exceed $6.0 per annum.

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

         In connection with and as part of the Company's business process enhancement program, certain information technology systems have been and will continue to be upgraded to be Year 2000 compliant. In addition, as part of its Year 2000 plan, the Company has identified potential deficiencies related to Year 2000 in certain of its information technology systems, both hardware and software, and is in the process of addressing them through upgrades and other remediation. The Company currently expects to complete upgrade and remediation and testing of its information systems during the third quarter of 1999. In respect of non-information technology systems with date sensitive operating controls, the Company is in the process of identifying those items which may require remediation or replacement, and has commenced an upgrade and remediation program for systems identified as Year 2000 non-compliant. The Company expects to complete remediation or replacement and testing of these during the third quarter of 1999. The Company has identified and contacted and continues to identify and contact key suppliers, both inventory and non-inventory, key customers and other strategic business partners, such as banks, pension trust managers and marketing data suppliers, either by soliciting written responses to questionnaires and/or by meeting with certain of such third parties. The parties from whom the Company has received responses to date generally have indicated that their systems are or will be Year 2000 compliant.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company's policy is to manage market risk through a combination of fixed and floating rate debt, the use of derivative financial instruments and foreign exchange forward and option contracts. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in
Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 describe significant aspects of the Company's financial instrument programs which have material market risk. As referred to above, on June 1, 1999, Products Corporation redeemed the $200.0 principal amount of 1999 Notes with borrowings from Credit Agreement. As of June 30, 1999 there have been no other substantive changes in the qualitative and quantitative information presented in
Item 7A at December 31, 1998.

FORWARD-LOOKING STATEMENTS

         This quarterly report on Form 10-Q for the quarter ended June 30, 1999 as well as other public documents of the Company contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to introduction of new products and expansion into markets, future financial performance, including growth in net sales and earnings, the effect on sales of retail inventory balancing and reductions, the effect on sales of political and/or economic conditions and competitive activities in certain markets, the Company's estimate of restructuring activities, costs

             REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                              (DOLLARS IN MILLIONS)

and benefits, cash flow from operations, information systems upgrades, the Company's plan to address the Year 2000 issue, the costs associated with the Year 2000 issue and the results of Year 2000 non-compliance by the Company or by one or more of the Company's customers, suppliers or other strategic business partners, capital expenditures, the Company's qualitative and quantitative estimates as to market risk sensitive instruments, the Company's expectations about the effects of the transition to the Euro, the availability of funds from currently available credit facilities and refinancings of indebtedness, and capital contributions or loans from Revlon, Inc. or other affiliates of the Company or the sale of assets or operations and Revlon, Inc.'s intent with respect to and the possible results of its review of strategic alternatives. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as "believe," "expects," "may," "will," "should," "seeks," "plans," "scheduled to," "anticipates" or "intends" or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update them. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. In addition to factors that may be described in the Company's filings with the Commission, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (i) difficulties or delays in developing and introducing new products or failure of customers to accept new product offerings; (ii) changes in consumer preferences, including reduced consumer demand for the Company's color cosmetics and other current products;
(iii) difficulties or delays in the Company's continued expansion into the self-select distribution channel and into certain markets and development of new markets; (iv) unanticipated costs or difficulties or delays in completing projects associated with the Company's strategy to improve operating efficiencies, including information system upgrades; (v) the inability to refinance indebtedness, secure capital contributions or loans from Revlon, Inc. or other affiliates of the Company or sell assets or operations; (vi) effects of and changes in political and/or economic conditions, including inflation and monetary conditions, and in trade, monetary, fiscal and tax policies in international markets, including but not limited to Brazil; (vii) actions by competitors, including business combinations, technological breakthroughs, new products offerings and marketing and promotional successes; (viii) combinations among significant customers or the loss, insolvency or failure to pay debts by a significant customer or customers; (ix) lower than expected sales as a result of a longer than expected duration of retail inventory balancing and reductions;
(x) difficulties, delays or unanticipated costs or less than expected benefits resulting from the Company's restructuring activities; (xi) interest rate or foreign exchange rate changes affecting the Company and its market sensitive financial instruments; (xii) difficulties, delays or unanticipated costs associated with the transition to the Euro; (xiii) difficulties, delays or unanticipated costs in achieving Year 2000 compliance or unanticipated consequences from non-compliance by the Company or one or more of the Company's customers, suppliers or other strategic business partners; and (xiv) difficulties or delays in reviewing strategic alternatives or the failure to complete any transaction in connection therewith.

EFFECT OF NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The effect of adopting the statement and the date of such adoption by the Company have not yet been determined. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133, an Amendment of SFAS No. 133," which has delayed the required implementation of SFAS No. 133 such that the Company must adopt this new standard no later than January 1, 2001.

             REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)   EXHIBITS -

          10.23 Employment Agreement amended and restated as of the 10th day of May, 1999, effective as of January 1, 1997, between Revlon Consumer Products Corporation and George Fellows. (Incorporated by reference to
          Exhibit 10.23 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 of Revlon, Inc. (the "Revlon, Inc. June 30, 1999 Form 10-Q")).

          10.24 Employment Agreement amended and restated as of the 10th day of May, 1999, effective as of January 1, 1999, between Revlon Consumer Products Corporation and Irwin Engelman. (Incorporated by reference to
          Exhibit 10.24 to the Revlon, Inc. June 30, 1999 Form 10-Q).

          10.25 Employment Agreement amended and restated as of the 10th day of May, 1999, effective as of January 1, 1998, between Revlon Consumer Products Corporation and Wade H. Nichols. (Incorporated by reference to Exhibit 10.25 to the Revlon, Inc. June 30, 1999 Form 10-Q).

          10.26 Revlon, Inc. Second Amended and Restated 1996 Stock Plan (Amended and Restated as of February 12, 1999) (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Revlon, Inc. filed with the Commission on April 14, 1999. File No. 333-76267).

          (B) REPORTS ON FORM 8-K - NONE

                              S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      REVLON CONSUMER PRODUCTS CORPORATION
                                   Registrant

   By:/s/ Frank J. Gehrmann                By:/s/ Robert F. Sierpinski
   --------------------------------        ------------------------------
          Frank J. Gehrmann                Robert F. Sierpinski
          Executive Vice President         Vice President, Acting Controller
          and Chief Financial Officer      and Acting Chief Accounting Officer

Dated:  August 16, 1999