Form 10-K
period 1999-12-31
REVLON CONSUMER PRODUCTS CORP
filed 2000-03-30
CIK 890547

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--                                ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   --                        EXCHANGE ACT OF 1934

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

         THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT IS NOT APPLICABLE AS THERE IS NO PUBLIC MARKET THEREFOR. ALL SHARES OF COMMON STOCK ARE HELD BY ONE AFFILIATE. THE NUMBER OF OUTSTANDING SHARES OF THE REGISTRANT'S COMMON STOCK, AS OF MARCH 8, 2000, WAS 1,000.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

     Revlon Consumer Products Corporation ("Products Corporation" and together with its subsidiaries, the "Company") manufactures, markets and sells an extensive array of cosmetics and skin care, fragrances and personal care products ("consumer products"). REVLON is one of the world's best known names in cosmetics and is a leading mass market cosmetics brand. The Company believes that its global brand name recognition, product quality and marketing experience have enabled it to create one of the strongest consumer brand franchises in the world, with products sold in approximately 175 countries and territories. The Company's products are marketed under such well-known brand names as REVLON, COLORSTAY, REVLON AGE DEFYING, ALMAY and ULTIMA II in cosmetics; MOON DROPS, ETERNA 27, ULTIMA II and JEANNE GATINEAU in skin care; CHARLIE and FIRE & ICE in fragrances; and FLEX, OUTRAGEOUS, MITCHUM, COLORSTAY, COLORSILK, JEAN NATE, PLUSBELLE, BOZZANO and COLORAMA in personal care products. To further strengthen its consumer brand franchises, the Company markets each core brand with a distinct and uniform global image, including packaging and advertising, while retaining the flexibility to tailor products to local and regional preferences.

     The Company was founded by Charles Revson, who revolutionized the cosmetics industry by introducing nail enamels matched to lipsticks in fashion colors over 65 years ago. Today, the Company has leading market positions in many of its principal product categories in the United States self-select distribution channel. The Company's leading market positions for its REVLON brand products include the number one positions in lip makeup and nail enamel (which the Company has occupied for the past 23 years), with the top three selling brands of lip makeup for 1999. The REVLON brand captured in 1996 and continued to hold in 1999 the number one position overall in color cosmetics (consisting of lip, eye and face makeup and nail enamel) in the United States self-select distribution channel, where its market share was 19.7% for 1999. The Company also has leading market positions in several product categories in certain markets outside of the United States, including in Argentina, Australia, Brazil, Canada, Mexico and South Africa.

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

     In the United States, the self-select distribution channel includes independent drug stores and chain drug stores (such as Walgreens, CVS, Eckerds, Rite Aid and Longs), mass volume retailers (such as Wal-Mart, Target Stores and Kmart) and supermarkets and combination supermarket/drug stores (such as Albertson's, Kroger and H.E. Butt). Internationally, the self-select distribution channel includes retailers such as Boots in the United Kingdom and Western Europe, Shoppers Drug Mart in Canada and Wal-Mart worldwide. The foregoing retailers, among others, sell the Company's products.

RECENT DEVELOPMENTS

     On October 1, 1999 Revlon, Inc. announced that it had completed its review of strategic alternatives to maximize shareholder value and had decided to pursue the sale of its worldwide professional products line and its non-core Latin American brands Colorama, Juvena, Bozzano and Plusbelle. On March 30, 2000, the Company completed the disposition of its worldwide professional products line, including professional hair care products for use in and resale by professional salons, ethnic hair and personal care products, Natural Honey skin care and certain regional toiletries brands. Proceeds from the sale were $315 million in cash, (before adjustments), plus $10 million in contingent consideration based upon the business' future performance. A portion of the net proceeds of approximately $150.3 million was used to reduce the aggregate commitment under the Credit Agreement (as described below) and the balance will be available for general corporate purposes.

     On March 28, 2000, Products Corporation executed a definitive agreement for the sale of its non-core Plusbelle brand in Argentina for $46.5 million in cash. The closing of the sale, which is expected to occur during the second quarter, is subject to various conditions. A portion of the net proceeds of the sale will be used to reduce the aggregate commitment under the Credit Agreement and the balance will be available for general corporate purposes.

     The Company continues to pursue the sale of its non-core Colorama, Juvena and Bozzano brands in Brazil and is in discussions with prospective purchasers. If a transaction is consummated, a portion of the net proceeds will be applied to reduce the aggregate commitment under the Credit Agreement and the balance will be available for general corporate purposes.

     In the fourth quarter of 1998, the Company committed to a restructuring plan to realign and reduce personnel, exit excess leased real estate, realign and consolidate regional activities, reconfigure certain manufacturing operations and exit certain product lines. During 1999, the Company recorded a net charge of $20.5 million relating to such restructuring plan, principally for employee severance and other personnel benefits. Additionally, the Company adopted a plan to exit a non-core business as to which a charge of $1.6 million was recorded.

     During the fourth quarter of 1999, the Company continued to re-evaluate its organizational structure and implemented a new restructuring plan principally at its New York headquarters and New Jersey locations resulting in a charge of $18.1 million principally for employee severance. As part of this restructuring plan, the Company reduced personnel and consolidated excess real estate. In the fourth quarter of 1999, the Company also recorded a $22.0 million charge in connection with executive separation costs. The Company will continue to evaluate its organizational structure, which may result in additional restructuring charges in the future.

BUSINESS OBJECTIVES AND STRATEGY

     The Company's objective is to become the most dynamic leader in global beauty and skin care by being the most trusted supplier to its customers and consumers, the most innovative in meeting their needs, and the first to market with these innovations.

     To achieve its objectives the Company's business strategy, which is intended to improve its operating performance, is:

o    to attract and retain the best people in the industry;

o    to build consistent global equities;

o to gain unique insights into its consumer needs and to execute flawlessly against those needs;

o to understand the needs of and to exceed the expectations of its trade partners; and

o to operate at benchmark levels of efficiency in all aspects of its business.

PRODUCTS

         The Company manufactures and markets a variety of products worldwide. The following table sets forth the Company's principal brands (a).



------------------------------------------------------------------------------------------------------------
 BRAND           COSMETICS              SKIN CARE             FRAGRANCES             PERSONAL
                                                                                     CARE PRODUCTS
------------------------------------------------------------------------------------------------------------

REVLON         Revlon, ColorStay,       Moon Drops,           Charlie,               Flex, Outrageous,
               Revlon Age Defying,      Revlon Results,       Charlie Red,           Aquamarine, Mitchum,
               Super Lustrous,          Eterna 27             Charlie White,         Lady Mitchum,
               MoistureStay,                                  Ciara                  Hi & Dri, ColorStay,
               Moon Drops,                                                           Colorsilk,
               Line & Shine,                                                         Frost & Glow,
               New Complexion,                                                       Revlon Shadings,
                                                                                     Jean Nate

               Top Speed, Wet/Dry
               Shadow, EveryLash,
               Timeliner,
               StreetWear,
               Revlon Implements

ALMAY          Almay, Time-Off,        Time-Off,                                     Almay
               Amazing, One Coat,      Moisture Balance,
               Stay Smooth,            Moisture Renew,
               Skin Stays Clean,       Stay Clean
               Moisture Balance

ULTIMA II      Ultima II, Beautiful    Glowtion,
               Nutrient, Wonderwear,   Vital Radiance,
               The Nakeds, Full        CHR
               Moisture

SIGNIFICANT    Colorama(b), Juvena(b), Jeanne                 Charlie Gold          Plusbelle(b),
REGIONAL       Jeanne Gatineau(b),     Gatineau(b)                                  Bozzano(b),
BRANDS         Cutex(b)                                                             Colorama(b),
                                                                                    ZP-11

(a) Brands relating to the Company's professional products line, ethnic products and Natural Honey products are not listed.

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

         The Company markets several different lines of REVLON lip makeup (which includes lipstick, lip gloss and liner). The Company's breakthrough COLORSTAY lipcolor, which uses patented transfer-resistant technology that provides long wear, is produced in approximately 50 shades. COLORSTAY Liquid Lip, a patented lip technology introduced in 1999, is produced in approximately 40 shades and builds on the strengths of the COLORSTAY foundation by offering long-wearing benefits in a new product form, which enhances comfort and shine. SUPER LUSTROUS lipstick is produced in approximately 70 shades. MOON DROPS, a moisturizing lipstick, is produced in approximately 50 shades. LINE & SHINE utilizes an innovative product form, combining lipliner and lip gloss in one package, and is produced in approximately 20 shades. MOISTURESTAY uses patent-pending technology to moisturize the lips even after the color wears off, and is produced in approximately 40 shades.

     The Company's nail color and nail care lines include enamels, cuticle preparations and enamel removers. The Company's flagship REVLON nail enamel is produced in approximately 85 shades and uses a patented formula that provides consumers with improved wear, application, shine and gloss in a toluene-free and formaldehyde-free formula. TOP SPEED nail enamel is produced in approximately 80 shades and contains a patented speed drying polymer formula, which sets in 60 seconds. REVLON has the number one position in nail enamel in the United States self-select distribution channel. The Company also sells CUTEX nail polish remover and nail care products in certain countries outside the United States.

     The Company sells face makeup, including foundation, powder, blush and concealers, under such REVLON brand names as REVLON AGE DEFYING, which is targeted for women in the over 35 age bracket; COLORSTAY, which uses patent-pending transfer-resistant technology that provides long wear and won't rub off benefits; and NEW COMPLEXION, for consumers in the 18 to 34 age bracket.

     The Company's eye makeup products include mascaras, eyeliners, eye shadows and brow color. COLORSTAY eyecolor, mascara and brow color, EVERYLASH mascara, SOFTSTROKE eyeliners and REVLON WET/DRY eye shadows are targeted for women in the 18 to 49 age bracket.

     The Company's ALMAY brand consists of a complete line of hypo-allergenic, dermatologist-tested, fragrance-free cosmetics and skin care products targeted for consumers who want "a fresh, healthy, effortless look." ALMAY products include lip makeup, nail color, eye and face makeup and skin care products. In 1999, ALMAY expanded its flagship ONE COAT franchise to include ONE COAT MASCARA COLOR & CURL; other ONE COAT products include ONE COAT LIPCOLOR, ONE COAT NAIL COLOR, ONE COAT GEL EYE PENCIL and ONE COAT LIP SHINE. The Company also introduced Skin Stays Clean liquid and compact foundation makeup with its patented "clean pore complex." ALMAY expanded its STAY SMOOTH franchise beyond its ANTI-CHAP LIPLINER to STAY SMOOTH MASCARA, a defining mascara with a built in comb. The ALMAY AMAZING COLLECTION features long-wearing mascaras, foundations and lipcolor.

     The Company's STREETWEAR brand consists of a quality, value-priced line of nail enamels, mascaras, lip and eye liners, lip glosses and body accessories that are targeted for the young, beauty savvy consumer.

     The Company's premium priced cosmetics and skin care products are sold under the ULTIMA II brand name, which is the Company's flagship premium priced brand sold throughout the world. ULTIMA II'S products include lip makeup, eye and face makeup and skin care products including GLOWTION, a line of skin brighteners that combines skin care and color; FULL MOISTURE FOUNDATION and lipcolor, VITAL RADIANCE and CHR skin care products; the BEAUTIFUL NUTRIENT collection, a complete line of nourishing makeup that provides advanced nutrient protection against dryness; THE NAKEDS makeup, a trend-setting line of makeup emphasizing neutral colors; and WONDERWEAR. The WONDERWEAR collection includes a long-wearing foundation that uses patented technology, cheek and eyecolor products that use proprietary technology that provides long wear, and WONDERWEAR lipstick, which uses patented transfer-resistant technology. In the U.S. the Company has broadened the distribution of ULTIMA II into the self-select channel.

     The Company sells implements, which include nail and eye grooming tools such as clippers, scissors, files, tweezers and eye lash curlers. The Company's implements are sold individually and in sets under the REVLON brand name and are the number one brand in the United States self-select distribution channel.

         The Company also sells cosmetics in international markets under regional brand names including COLORAMA and JUVENA in Brazil.

     The Company's skin care products, including moisturizers, are sold under brand names, including ETERNA 27, MOON DROPS, REVLON RESULTS, ALMAY TIME-OFF REVITALIZER, CLEAR COMPLEXION and ULTIMA II VITAL RADIANCE. In addition, the Company sells skin care products in international markets under internationally recognized brand names and under various regional brands, including the Company's premium priced JEANNE GATINEAU.

     Fragrances. The Company sells a selection of moderately priced and premium priced fragrances, including perfumes, eau de toilettes and colognes. The Company's portfolio includes fragrances such as CHARLIE and CIARA and line extensions such as CHARLIE RED and CHARLIE WHITE. The Company's CHARLIE fragrance has been a market leader since the mid-1970's. In international markets, the Company distributes under license certain brands, including VERSACE and VAN GILS.

     Personal Care Products. The Company sells a broad line of personal care consumer products, which complements its core cosmetics lines and enables the Company to meet the consumer's broader beauty care needs. In the self-select distribution channel, the Company sells haircare, antiperspirant and other personal care products, including the FLEX, OUTRAGEOUS and AQUAMARINE haircare lines throughout the world and the COLORAMA, BOZZANO, PLUSBELLE and JUVENA brands outside the United States; the breakthrough, patented COLORSTAY, as well as COLORSILK, REVLON SHADINGS and FROST & GLOW hair coloring lines throughout most of the world; and the MITCHUM, LADY MITCHUM and HI & DRI antiperspirant brands throughout the world. The Company also markets hypo-allergenic personal care products, including sunscreens, moisturizers and antiperspirants, under the ALMAY brand.

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

     The Company uses print and television advertising and point-of-sale merchandising, including displays and samples. The Company's marketing emphasizes a uniform global image and product for its portfolio of core brands, including REVLON, COLORSTAY, REVLON AGE DEFYING, ALMAY, ULTIMA II, FLEX, CHARLIE, OUTRAGEOUS and MITCHUM. The Company coordinates advertising campaigns with in-store promotional and other marketing activities. The Company develops jointly with retailers carefully tailored advertising, point-of-purchase and other focused marketing programs. The Company uses network and spot television advertising, national cable advertising and print advertising in major general interest, women's fashion and women's service magazines, as well as coupons, magazine inserts and point-of-sale testers. The Company also uses cooperative advertising programs with some retailers, supported by Company-paid or Company-subsidized demonstrators, and coordinated in-store promotions and displays.

     The Company also has developed unique marketing materials such as the "Revlon Report," a glossy, color pamphlet distributed in magazines and on merchandising units, available in approximately 80 countries and approximately 20 languages, which highlights seasonal and other fashion and color trends, describes the Company's products that address those trends and contains coupons, rebate offers and other promotional material to encourage consumers to try the Company's products. Other marketing materials designed to introduce the Company's newest products to consumers and encourage trial and purchase include point-of-sale testers on the Company's display units that provide information about, and permit consumers to test, the Company's products, thereby achieving the benefits of an in-store demonstrator without the corresponding cost, magazine inserts containing samples of the Company's newest products, trial size products and "shade samplers," which are collections of trial size products in different shades. Additionally, the Company has its own website, which features current product and promotional information.

NEW PRODUCT DEVELOPMENT AND RESEARCH AND DEVELOPMENT

     The Company believes that it is an industry leader in the development of innovative and technologically-advanced consumer products. The Company's marketing and research and development groups identify consumer needs and shifts in consumer preferences in order to develop new products, tailor line extensions and promotions and redesign or reformulate existing products to satisfy such needs or preferences. The Company's research and development group comprises departments specialized in the technologies critical to the Company's various product categories as well as an advanced technology department that promotes inter-departmental, cross-functional research on a wide range of technologies to develop new and innovative products. The Company independently develops substantially all of its new products. The Company also has entered into joint research projects with major universities and commercial laboratories to develop advanced technologies.

     The Company believes that its Edison, New Jersey facility is one of the most extensive cosmetics research and development facilities in the United States. The scientists at the Edison facility are responsible for all of the Company's new product research worldwide, performing research for new products, ideas, concepts and packaging. The Company also has satellite research facilities in Brazil and France.

     The research and development group at the Edison facility also performs extensive safety and quality tests on the Company's products, including toxicology, microbiology and package testing. Additionally, quality control testing is performed at each manufacturing facility.

     As of December 31, 1999, the Company employed approximately 200 people in its research and development activities, including specialists in pharmacology, toxicology, chemistry, microbiology, engineering, biology, dermatology and quality control. In 1999, 1998 and 1997, the Company spent approximately $32.9 million, $31.9 million and $29.7 million, respectively, on research and development activities.

MANUFACTURING AND RELATED OPERATIONS AND RAW MATERIALS

     The Company manufactures REVLON brand color cosmetics, personal care products and fragrances and ULTIMA II cosmetics and skin treatment products for sale in the United States, Japan and most of the countries in Latin America and Southeast Asia at its Phoenix, Arizona facility and its Canadian facility. The Company manufactures ALMAY brand products for sale throughout the world at its Oxford, North Carolina facility. Implements for sale throughout the world are manufactured and/or assembled at the Company's Irvington, New Jersey facility. The Phoenix and Oxford facilities have been ISO-9002 certified. ISO-9002 certification is an internationally recognized standard for manufacturing facilities, which signifies that the manufacturing facility has achieved and maintains certain performance and quality commitment standards.

     The Company manufactures its entire line of consumer products (except implements) for sale in most of Europe at its Maesteg, South Wales facility. Production of cosmetics and personal care products also currently takes place at the Company's facilities in Canada, Venezuela, Mexico, New Zealand, Brazil, Argentina, France and South Africa. Production of color cosmetics for Japan and Mexico has been shifted primarily to the United States. The Maesteg facility has been certified by the British equivalent of ISO-9002.

     The globalization of the Company's core brands allows the Company to centralize production of some product categories for sale throughout the world within designated facilities and shift production of certain other product categories to more cost effective manufacturing sites to reduce production costs. Shifts of production may result in the closing of certain of the Company's manufacturing facilities, and the Company continually reviews its needs in this regard. In addition, as part of its efforts to continuously reduce costs, the Company attempts to ensure that a significant portion of its capital expenditures is devoted to improving operating efficiencies.

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

INFORMATION SYSTEMS

     As part of the Company's comprehensive business process enhancement program the Company's management information systems have been substantially upgraded to provide comprehensive order processing, production and accounting support for the Company's business, as well as to upgrade certain information technology to be Year 2000 compliant. In addition, the Company developed a comprehensive plan to address Year 2000 issues. The Year 2000 plan addressed three main areas: (a) information technology systems; (b) non-information technology systems (including factory equipment, building systems and other embedded systems); and (c) business partner readiness (including without limitation customers, inventory and non-inventory suppliers, service suppliers, banks, insurance companies and tax and other governmental agencies).

     Since January 1, 2000, the Company has not experienced any adverse consequences resulting from Year 2000 issues relative to its systems or business partners. The Company believes that incremental out-of-pocket costs of its Year 2000 program (which do not include costs incurred in connection with the Company's comprehensive business process enhancement program) were not material. These costs included the cost of third party consultants, remediation of existing computer software and replacement and remediation of embedded systems.

DISTRIBUTION

     The Company's products are sold in approximately 175 countries and territories. The Company's worldwide sales force had approximately 1,000 people as of December 31, 1999 (which includes approximately 300 employees related to the professional products line which was sold in March 2000), including dedicated sales forces for cosmetics, skin care and fragrance products in the self-select distribution channel, for the demonstrator-assisted distribution channel, for personal care products distribution and, prior to the disposition of the worldwide professional products line, for salon distribution. In addition, the Company utilizes sales representatives and independent distributors to serve specialized markets and related distribution channels.

     United States. Net sales in the United States accounted for approximately 56.2% of the Company's 1999 net sales, a majority of which were made in the self-select distribution channel. The Company also sells a broad range of consumer products to United States Government military exchanges and commissaries. The Company licenses its trademarks to select manufacturers for products that the Company believes have the potential to extend the Company's brand names and image. As of December 31, 1999, 10 licenses were in effect relating to 15 product categories to be marketed in the self-select distribution channel. Pursuant to the licenses, the Company retains strict control over product design and development, product quality, advertising and use of its trademarks. These licensing arrangements offer opportunities for the Company to generate revenues and cash flow through earned royalties.

     International. Net sales outside the United States accounted for approximately 43.8% of the Company's 1999 net sales. The ten largest countries in terms of these sales, which include, among others, Spain, Brazil, the United Kingdom, Argentina, Australia, South Africa and Canada, accounted for approximately 31.9% of the Company's net sales in 1999. The Company is increasing distribution through the expanding self-select distribution channels outside the United States, such as drug stores/chemists, hypermarkets/mass volume retailers and variety stores, as these channels gain importance. The Company also distributes outside the United States through department stores and specialty stores such as perfumeries. At December 31, 1999, the Company actively sold its products through wholly owned subsidiaries established in 28 countries outside of the United States and through a large number of distributors and licensees elsewhere around the world. The Company continues to pursue strategies to establish its presence in new markets where the Company identifies opportunities for growth. In addition, the Company is building a franchise through local distributorships in northern and central Africa, where the Company intends to expand the distribution of its products by capitalizing on its market strengths in South Africa.

CUSTOMERS

     The Company's principal customers include large mass volume retailers and chain drug stores, including such well known retailers as Wal-Mart, Target, Kmart, Walgreens, Rite Aid, CVS, Eckerds, Albertsons Drugs and Longs in the United States, Boots in the United Kingdom, Carrefour in Western Europe and Wal-Mart internationally. Wal-Mart and its affiliates worldwide accounted for approximately 13.1% of the Company's 1999 consolidated net sales. Although the loss of Wal-Mart as a customer could have an adverse effect on the Company, the Company believes that its relationship with Wal-Mart is satisfactory and the Company has no reason to believe that Wal-Mart will not continue as a customer.

COMPETITION

     The consumer products business is characterized by vigorous competition throughout the world. Brand recognition, together with product quality, performance and price and the extent to which consumers are educated on product benefits, have a marked influence on consumers' choices among competing products and brands. Advertising, promotion, merchandising and packaging, and the timing of new product introductions and line extensions, also have a significant impact on buying decisions, and the structure and quality of the sales force affect product reception, in-store position, permanent display space and inventory levels in retail outlets. The Company competes in most of its product categories against a number of companies, a number of which have substantially greater resources than the Company. In addition to products sold in the self-select and demonstrator-assisted distribution channels, the Company's products also compete with similar products sold door-to-door or through mail order or telemarketing by representatives of direct sales companies. The Company's principal competitors include L'Oreal S.A., The Procter & Gamble Company, Unilever N.V. and Estee Lauder, Inc.

SEASONALITY

     The Company's business is subject to certain seasonal fluctuations, with net sales in the second half of the year benefiting slightly from increased retailer purchases in the United States for the back-to-school and Christmas selling seasons.

PATENTS, TRADEMARKS AND PROPRIETARY TECHNOLOGY

     The Company's major trademarks are registered in the United States and in many other countries, and the Company considers trademark protection to be very important to its business. Significant trademarks include REVLON, COLORSTAY, REVLON AGE DEFYING, STREETWEAR, FLEX, PLUSBELLE, CUTEX (outside the U.S.), MITCHUM, ETERNA 27, ULTIMA II, ALMAY, CHARLIE, JEAN NATE, REVLON RESULTS, COLORAMA, FIRE & ICE, MOON DROPS, SUPER LUSTROUS, WONDERWEAR and COLORSILK.

     The Company utilizes certain proprietary or patented technologies in the formulation or manufacture of a number of the Company's products, including COLORSTAY lipcolor and cosmetics, COLORSTAY hair color, classic REVLON nail enamel, TOP SPEED nail enamel, REVLON AGE DEFYING foundation and cosmetics, NEW COMPLEXION makeup, WONDERWEAR foundation, WONDERWEAR lipstick, ALMAY TIME-OFF skin care and makeup, ALMAY AMAZING cosmetics, ALMAY ONE COAT eye makeup and cosmetics, ULTIMA II VITAL RADIANCE skin care products and OUTRAGEOUS shampoo. The Company also protects certain of its packaging and component concepts through design patents. The Company considers its proprietary technology and patent protection to be important to its business.

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

EMPLOYEES

     As of December 31, 1999, the Company employed the equivalent of approximately 11,000 full-time persons (which includes approximately 1,900 employees related to the professional products line which was sold in March
2000). As of December 31, 1999, approximately 1,700 of such employees in the United States were covered by collective bargaining agreements, (which includes approximately 400 employees related to the professional products line). The Company believes that its employee relations are satisfactory. Although the Company has experienced minor work stoppages of limited duration in the past in the ordinary course of business, such work stoppages have not had a material effect on the Company's results of operations or financial condition.

ITEM 2. PROPERTIES

     The following table sets forth as of December 31, 1999 the Company's major manufacturing, research and warehouse/distribution facilities, all of which are owned except where otherwise noted.

                                                                                                 APPROXIMATE FLOOR
LOCATION                                  USE                                                       SPACE SQ. FT.
--------                              -----------------                                             -------------
Oxford, North Carolina ...........    Manufacturing, warehousing, distribution and office             1,012,000

Phoenix, Arizona .................    Manufacturing, warehousing, distribution and office               706,000
                                      (partially leased)

Jacksonville, Florida (a) ........    Manufacturing, warehousing, distribution, research                526,000
                                      and office

Edison, New Jersey ...............    Research and office (leased)                                      175,000

Irvington, New Jersey ............    Manufacturing, warehousing and office                              96,000

Sao Paulo, Brazil ................    Manufacturing, warehousing, distribution, office and              435,000
                                      research

Maesteg, South Wales .............    Manufacturing, distribution and office                            316,000

Mississauga, Canada ..............    Manufacturing, warehousing, distribution and office               245,000

Santa Maria, Spain (a) ...........    Manufacturing and warehousing                                     173,000

Caracas, Venezuela ...............    Manufacturing, distribution and office                            145,000

Kempton Park, South Africa .......    Warehousing, distribution and office (leased)                     127,000

Canberra, Australia ..............    Warehousing, distribution and office                              125,000

Isando, South Africa .............    Manufacturing, warehousing, distribution and office                94,000

Buenos Aires, Argentina ..........    Manufacturing, warehousing, distribution and office                75,000

Bologna, Italy (a) ...............    Manufacturing, warehousing, distribution and office                60,000

Dublin, Ireland (a) ..............    Manufacturing, warehousing, distribution and office                32,500

(a) Facility was transferred to the purchaser of the professional products line in March 2000.

     In addition to the facilities described above, additional facilities are owned and leased in various areas throughout the world, including the lease for the Company's executive offices in New York, New York (346,000 square feet, of which approximately 19,000 square feet were sublet to affiliates of the Company and approximately 78,000 square feet were sublet to unaffiliated third parties as of December 31, 1999). Management considers the Company's facilities to be well-maintained and satisfactory for the Company's operations, and believes that the Company's facilities provide sufficient capacity for its current and expected production requirements.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Revlon, Inc. beneficially owns all of the outstanding shares of common stock, par value $1.00 per share, of Products Corporation. MacAndrews & Forbes Holdings Inc. ("MacAndrews Holdings"), which is indirectly wholly owned by Ronald O. Perelman, through REV Holdings Inc. ("REV Holdings"), beneficially owns 11,250,000 shares of Revlon, Inc.'s Class A Common Stock (representing 56.3% of the outstanding shares of Class A Common Stock) and all of the outstanding 31,250,000 shares of Revlon, Inc.'s Class B Common Stock, which together represent approximately 83% of the outstanding shares of Revlon, Inc.'s common stock. The remaining 8,742,837 shares of Revlon, Inc.'s Class A Common Stock outstanding at March 8, 2000 are owned by the public. No dividends were declared or paid during 1999 or 1998. The terms of the Credit Agreement, the 8 5/8% Notes (as hereinafter defined), the 8 1/8% Notes (as hereinafter defined) and the 9% Notes (as hereinafter defined) currently restrict the ability of Products Corporation to pay dividends or make distributions to Revlon, Inc. See the Consolidated Financial Statements of the Company and the Notes thereto.

ITEM 6. SELECTED FINANCIAL DATA

     The Consolidated Statements of Operations Data for each of the years in the five-year period ended December 31, 1999 and the Balance Sheet Data as of December 31, 1999, 1998, 1997 and 1996 are derived from the Consolidated Financial Statements of the Company, which have been audited by KPMG LLP, independent certified public accountants. The Balance Sheet Data as of December 31, 1995 is derived from unaudited consolidated financial statements, which have been restated to reflect the Company's former retail and outlet store business as discontinued operations. The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                           YEAR ENDED DECEMBER 31,
                                  -----------------------------------------------------------------------
                                    1999          1998               1997           1996           1995
                                    ----          ----               ----           ----           ----
                                                    (DOLLARS IN MILLIONS)

STATEMENTS OF OPERATIONS DATA:
Net sales........................$ 1,861.3     $2,252.2            $2,238.6       $2,092.1       $1,867.3
Operating (loss) income .........   (211.4)(a)    126.1(b)            216.1(c)       200.0          147.5
(Loss) income from continuing
 operations......................   (370.3)       (25.8)               59.0           25.2          (37.2)

                                                               DECEMBER 31,
                                 ------------------------------------------------------------------------
                                    1999            1998               1997          1996         1995
                                    ----            ----               ----          ----         ----
                                                  (DOLLARS IN MILLIONS)
BALANCE SHEET DATA:
Total assets.....................$ 1,560.1      $1,830.7        $1,757.8          $1,618.1       $1,532.6
Long-term debt, including
 current portion.................  1,772.1       1,660.0         1,425.2           1,361.0        1,476.7
Total stockholder's deficiency... (1,013.1)       (647.3)         (456.7)           (496.3)        (702.3)

(a) Includes business consolidation costs and other, net and executive separation costs of $40.2 million and $22.0 million, respectively. See
     Note 4 to the Consolidated Financial Statements.

(b) Includes business consolidation costs and other, net aggregating $35.8 million. See Note 4 to the Consolidated Financial Statements.

(c)  Includes business consolidation costs and other, net, of $3.6 million. See
     Note 4 to the Consolidated Financial Statements.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             (DOLLARS IN MILLIONS)

OVERVIEW

     The Company operates in a single segment and manufactures, markets and sells an extensive array of cosmetics and skin care, fragrances and personal care products, and, until the disposition of its professional products line in March 2000, had included professional products, which consisted of hair and nail care products principally for use in and resale by professional salons. In addition, the Company has a licensing group.

RESULTS OF OPERATIONS

     The following table sets forth the Company's net sales for each of the last three years:

                                         YEAR ENDED DECEMBER 31,
                            -------------------------------------------------
 Net sales:                     1999               1998              1997
                            -------------      ------------      ------------
       United States....       $ 1,046.2         $ 1,343.7        $ 1,304.9
       International ...           815.1             908.5            933.7
                               ---------         ---------        ---------
                               $ 1,861.3         $ 2,252.2        $ 2,238.6
                               =========         =========        =========

     The following table sets forth certain statements of operations data as a percentage of net sales for each of the last three years:

                                                   YEAR ENDED DECEMBER 31,
                                              ---------------------------------
                                                1999       1998        1997
                                              ---------  --------  ------------
 Cost of sales*........................         36.9%     34.0%         33.2%
 Gross profit..........................         63.1      66.0          66.8
 Selling, general and administrative
   expenses ("SG&A")**.................         72.3      58.9          57.0
 Business consolidation costs and
   other, net .........................          2.2       1.5           0.1
 Operating (loss) income...............        (11.4)      5.6           9.7

* 1998 includes $2.7 (0.1% of net sales) for charges related to business consolidation costs.

** 1999 includes $22.0 (1.2% of net sales) for charges related to executive separation costs.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

     Net sales were $1,861.3 and $2,252.2 for 1999 and 1998, respectively, a decrease of $390.9, or 17.4% on a reported basis (a decrease of 14.9% on a constant U.S. dollar basis).

     United States. Net sales in the United States were $1,046.2 for 1999 compared with $1,343.7 for 1998, a decrease of $297.5, or 22.1%. Net sales for 1999 were adversely affected by lower than anticipated share growth, competitive activities and a reduction in the level of Company shipments to certain retailers to achieve such retailers' new lower inventory target levels. The reduction of retailers' target inventory levels will continue and is expected to adversely impact sales through the first half of 2000.

     New products in 1999 included EVERYLASH mascara, MOISTURESTAY SHEER LIP COLOR, REVLON AGE DEFYING compact makeup, WET/DRY EYE SHADOW, ALMAY STAY SMOOTH lip makeup and mascara, ALMAY FOUNDATION with Skin Stays Clean attributes, products in the ALMAY ONE COAT collection, MITCHUM COOL DRY antiperspirant and COLORSTAY LIQUID LIP.

     International. Net sales outside the United States were $815.1 for 1999 compared with $908.5 for 1998, a decrease of $93.4, or 10.3%, on a reported basis (a decrease of 3.7% on a constant U.S. dollar basis). Net sales for 1999 on a constant U.S. dollar basis were affected by unfavorable economic conditions in certain markets outside the U.S., principally Brazil, which restrained consumer and trade demand, increased competitive activity and lower sales in certain markets, principally the United Kingdom and Canada. The decrease in net sales for 1999 on a reported basis also reflects the unfavorable effect on sales of a stronger U.S. dollar against certain foreign currencies, particularly the Brazilian real. Sales outside the United States are divided into three geographic regions. In Europe, which comprises Europe, the Middle East and Africa, net sales decreased by 9.2% on a reported basis to $369.5 for 1999 as compared with 1998 (a decrease of 4.3% on a constant U.S. dollar basis). In the Western Hemisphere, which comprises Canada, Mexico, Central America, South America and Puerto Rico, net sales decreased by 15.4% on a reported basis to $303.1 for 1999 as compared with 1998 (a decrease of 3.0% on a constant U.S. dollar basis). The Company's operations in Brazil are significant. In Brazil, net sales were $76.1 on a reported basis for 1999 compared with $122.5 for 1998, a decrease of $46.4, or 37.9% (a decrease of 3.1% on a constant U.S. dollar basis). On a reported basis, net sales in Brazil were adversely affected by the stronger U.S. dollar against the Brazilian real, unfavorable economic conditions and increased competitive activities. In the Far East, net sales decreased by 0.7% on a reported basis to $142.5 for 1999 as compared with 1998 (a decrease of 4.0% on a constant U.S. dollar basis). Net sales outside the United States, including, without limitation, in Brazil, may be adversely affected by generally weak economic conditions, political and economic uncertainties, including, without limitation, currency fluctuations and competitive activities in certain markets.

 Cost of sales

     As a percentage of net sales, cost of sales was 36.9% for 1999 compared with 34.0% for 1998. The increase in cost of sales as a percentage of net sales for 1999 compared with 1998 is due to changes in product mix, the effect of weaker local currencies on the cost of imported purchases by subsidiaries outside the U.S. and the effect of lower net sales.

 SG&A expenses

     As a percentage of net sales, SG&A expenses were 72.3% ($1,346.4) for 1999 compared with 58.9% ($1,327.3) for 1998. The increase in SG&A expenses as a percentage of net sales is due in large measure to the reduced levels of sales coupled with the Company's decision to maintain throughout the second half of 1999 brand support intended to drive consumer purchasing and facilitate the inventory reduction process by U.S. retailers referred to earlier. In addition, SG&A increased as a result of executive separation costs of $22.0, which were partially offset by savings from the Company's restructuring plan from 1998.

 Business consolidation costs and other, net

     In the fourth quarter of 1998, the Company committed to a restructuring plan to realign and reduce personnel, exit excess leased real estate, realign and consolidate regional activities, reconfigure certain manufacturing operations and exit certain product lines. During 1999, the Company continued to implement such restructuring plan for which it recorded a charge of $20.5 for employee severance and other personnel benefits, costs associated with the exit from leased facilities as well as other costs. Also in 1999, the Company consummated an exit from a non-core business, resulting in an additional charge of $1.6, which is included in business consolidation costs and other, net.

     During the fourth quarter of 1999, the Company continued to re-evaluate its organizational structure and implemented a new restructuring plan principally at its New York headquarters and New Jersey locations resulting in a charge of $18.1 principally for employee severance. As part of this new restructuring plan, the Company reduced personnel and consolidated excess real estate. As a result of the new restructuring plan, executive separation costs, and the elimination of open positions, the Company anticipates annual savings of between $45 and $50, beginning in 2000.

 Operating (loss) income

     As a result of the foregoing, operating (loss) for 1999 was $(211.4) compared to operating income of $126.1 for 1998.

 Other expenses/(income)

     Interest expense was $147.9 for 1999 compared with $137.9 for 1998. The increase in interest expense for 1999 as compared with 1998 is due to higher average outstanding debt and higher interest rates under the Credit Agreement, partially offset by lower interest rates as a result of the refinancings in 1998.

     Foreign currency (gains) losses, net, were $(0.5) for 1999 compared with $4.6 in 1998. Foreign currency losses, net for 1998 consisted primarily of losses in several markets in Latin America.

 Provision for income taxes

     The provision for income taxes was $9.1 for 1999 compared with $5.0 for 1998.

 Discontinued operations

     During 1998, the Company completed the disposition of its approximately 85% ownership interest in The Cosmetic Center, Inc. ("CCI") and, accordingly, the results of operations of CCI had been reported as discontinued operations along with the loss on disposal of such operations.
                                      15

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

NET SALES

     Net sales were $2,252.2 and $2,238.6 for 1998 and 1997, respectively, an increase of $13.6, or 0.6% (or 2.7% on a constant U.S. dollar basis).

     United States. Net sales in the United States were $1,343.7 for 1998 compared with $1,304.9 for 1997, an increase of $38.8, or 3.0%. The increase in net sales in 1998 reflects improvements in net sales of products in the Company's ALMAY and ULTIMA franchises and expansion of certain of the Company's professional product lines including an acquisition. For the first half of 1998, net sales for the Company's REVLON franchise increased as compared to the first half of 1997 as a result of continued consumer acceptance of new product offerings and general improvement in consumer demand for the Company's color cosmetics. Beginning in third quarter of 1998, such sales were adversely affected by a slowdown in the rate of growth in the mass market color cosmetics category and a leveling of market share. Additionally, net sales for 1998 were impacted by reduced purchases by some retailers, particularly chain drug stores, resulting from improved inventory management through systems upgrades and inventory reductions following several recent business combinations.

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

     International. Net sales outside the United States were $908.5 for 1998 compared with $933.7 for 1997, a decrease of $25.2, or 2.7%, on a reported basis (an increase of 2.4% on a constant U.S. dollar basis). The increase in net sales for 1998 on a constant dollar basis reflects the benefits of increased distribution, including acquisitions, and successful new product introductions in several markets including MOISTURESTAY lip makeup and TOP SPEED nail enamel. The decrease in net sales for 1998 on a reported basis reflects the unfavorable effect on sales of a stronger U.S. dollar against most foreign currencies and unfavorable economic conditions in several international markets. These unfavorable economic conditions restrained consumer and trade demand outside the U.S., particularly in South America and the Far East, as well as Russia and other developing economies. Sales outside the United States are divided into three geographic regions. In Europe, which comprises Europe, the Middle East and Africa, net sales decreased by 2.6% on a reported basis to $406.9 for 1998 as compared with 1997 (an increase of 0.5% on a constant U.S. dollar basis). In the Western Hemisphere, which comprises Canada, Mexico, Central America, South America and Puerto Rico, net sales increased by 4.7% on a reported basis to $358.1 for 1998 as compared with 1997 (an increase of 9.5% on a constant U.S. dollar basis). The Company's operations in Brazil are significant. In Brazil, net sales were $122.5 on a reported basis for 1998 compared with $130.9 for 1997, a decrease of $8.4, or 6.4% (an increase of 0.5% on a constant U.S. dollar basis). On a reported basis, net sales in Brazil were adversely affected by the stronger U.S. dollar against the Brazilian real. In the Far East, net sales decreased by 17.5% on a reported basis to $143.5 for 1998 as compared with 1997 (a decrease of 7.4% on a constant U.S. dollar basis). Net sales outside the United States, including without limitation in Brazil, were adversely impacted by generally weak economic conditions, political and economic uncertainties, including without limitation currency fluctuations, and competitive activities in certain markets.

 Cost of sales

     As a percentage of net sales, cost of sales was 34.0% for 1998 compared with 33.2% for 1997. The increase in cost of sales as a percentage of net sales for 1998 compared with 1997 is due to changes in product mix, the effect of weaker local currencies on the cost of imported purchases, the effect of lower net sales in the second half of 1998 and the inclusion of $2.7 of other costs incurred to exit certain product lines outside the United States in connection with the restructuring charge in the fourth quarter of 1998. These factors were partially offset by the benefits of more efficient global production and purchasing.

 SG&A expenses

     As a percentage of net sales, SG&A expenses were 58.9% for 1998 compared with 57.0% for 1997. SG&A expenses other than advertising and consumer-directed promotion expenses, as a percentage of net sales, were 40.1% for 1998 compared with 39.2% for 1997. The increase in SG&A expenses other than advertising and consumer-directed promotion expenses as a percentage of net sales was due primarily to the effects of lower than expected sales. The Company's advertising and consumer-directed promotion expenditures were incurred to support existing product lines, new product launches and increased distribution. Advertising and consumer-directed promotion expenses as a percentage of net sales were 18.8%, or $422.9, for 1998 compared to 17.8%, or $397.4, for 1997.

 Business consolidation costs and other, net

     In the fourth quarter of 1998 the Company committed to a restructuring plan to realign and reduce personnel, exit excess leased real estate, realign and consolidate regional activities, reconfigure certain manufacturing operations and exit certain product lines. As a result, the Company recognized a net charge of $42.9 consisting of $26.6 of employee severance and termination benefits for 720 sales, marketing, administrative, factory and distribution employees worldwide, $14.9 of costs to exit excess leased real estate primarily in the United States and $2.7 of other costs described above in cost of sales, partially offset by a gain of $1.3 for the sale of a factory outside the United States.

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

 Other expenses/income

     Interest expense was $137.9 for 1998 compared with $133.7 for 1997. The increase in interest expense for 1998 as compared with 1997 is due to higher average outstanding borrowings partially offset by lower interest rates.

     Foreign currency losses, net, were $4.6 for 1998 compared to $6.4 for 1997. The foreign currency losses for 1998 consisted primarily of losses in several markets in Latin America. The losses in 1997 consisted primarily of losses in several markets in Europe and the Far East.

 Provision for income taxes

     The provision for income taxes was $5.0 and $9.3 for 1998 and 1997, respectively. The decrease was primarily attributable to lower taxable income outside the United States in 1998.

 Discontinued operations

     During 1998, the Company completed the disposition of its approximately 85% equity interest in CCI. In connection with such transaction, the Company recorded a loss on disposal of $47.7 during 1998. (Loss) income from discontinued operations was $(16.5) (excluding the $47.7 loss on disposal) and $0.7 for 1998 and 1997, respectively. The 1997 period includes a $6.0 non-recurring gain resulting from the merger of Prestige Fragrance & Cosmetics, Inc., then a wholly owned subsidiary of the Company, with and into CCI on April 25, 1997, partially offset by related business consolidation costs of $4.0. The 1998 period includes the Company's share of a non-recurring charge of $10.5 taken by CCI primarily related to inventory and severance.

 Extraordinary items

     The extraordinary loss of $51.7 in 1998 resulted primarily from the write-off of deferred financing costs and payment of call premiums associated with the redemption of Products Corporation's 9 3/8% Senior Notes due 2001 (the "Senior Notes") and Products Corporation's 10 1/2% Senior Subordinated Notes due 2003 (the "Senior Subordinated Notes"). The extraordinary loss in 1997 resulted from the write-off of deferred financing costs associated with the extinguishment of borrowings under the credit agreement in effect at that time prior to maturity with proceeds from the Credit Agreement, and costs of approximately $6.3 in connection with the redemption of Products Corporation's 10 7/8% Sinking Fund Debentures due 2010 (the "Sinking Fund Debentures").

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Net cash (used for)/provided by operating activities was $(82.7), $(50.4) and $8.9 for 1999, 1998 and 1997, respectively. The increase in net cash used for operating activities for 1999 compared with 1998 was the result of operating losses and increased use of cash for business consolidation costs during 1999, partially offset by changes in working capital. The increase in net cash used for operating activities for 1998 compared with cash provided in 1997 resulted primarily from lower operating income and increased cash used for business consolidation costs in 1998.

     Net cash used for investing activities was $40.7, $91.0 and $84.3 for 1999, 1998 and 1997, respectively. Net cash used for investing activities in 1999 related principally to capital expenditures. Net cash used for investing activities for 1998 and 1997 includes cash paid in connection with acquisitions of businesses and capital expenditures, partially offset by the proceeds from the sale of the wigs and hairpieces portion of the Company's business in the United States in 1998 and from the sale of certain assets in 1998 and 1997. Net cash used for investing activities for 1999, 1998 and 1997 included capital expenditures of $42.3, $60.8 and $52.3, respectively, and in 1998 and 1997 $57.6 and $40.5, respectively, used for acquisitions.

         Net cash provided by financing activities was $118.4, $158.0 and $84.7 for 1999, 1998 and 1997, respectively. Net cash provided by financing activities for 1999 included cash drawn under the Credit Agreement, partially offset by repayments of borrowings under the Credit Agreement, redemption of the 9 1/2% Senior Notes due 1999 (the "1999 Notes") and repayments under Products Corporation's Japanese yen-denominated credit agreement (the "Yen Credit Agreement"). Net cash provided by financing activities for 1998 included proceeds from the issuance of Products Corporation's 9% Senior Notes due 2006 (the "9% Notes"), Products Corporation's 8 5/8% Senior Subordinated Notes due 2008 (the "8 5/8% Notes") and Products Corporation's 8 1/8% Senior Notes due 2006 (the "8 1/8% Notes") and cash drawn under the Credit Agreement, partially offset by the payment of fees and expenses related to the issuance of the 9% Notes, the 8 5/8% Notes and the 8 1/8% Notes, the redemption of the Senior Subordinated Notes and the Senior Notes, and the repayment of borrowings under the Yen Credit Agreement. Net cash provided by financing activities for 1997 included cash drawn under the credit agreement in effect at that time and the Credit Agreement, partially offset by the repayment of borrowings under the credit agreement in effect at that time, the payment of fees and expenses related to entering into the Credit Agreement, the repayment of borrowings under the

Yen Credit Agreement and the redemption of Products Corporation's Sinking Fund Debentures. During 1998 and 1997, net cash used by discontinued operations was $17.3 and $3.4, respectively.

     In May 1997, Products Corporation entered into a credit agreement (as subsequently amended, the "Credit Agreement") with a syndicate of lenders, whose individual members change from time to time. Prior to the commitment reduction resulting from the sale of the professional products line (See "Subsequent Event" below) the Credit Agreement provided up to $723.0 and comprises five senior secured facilities: $198.0 in two term loan facilities (the "Term Loan Facilities"), a $300.0 multi-currency facility (the "Multi-Currency Facility"), a $175.0 revolving acquisition facility, which may also be used for general corporate purposes and which may be increased to $375.0 under certain circumstances with the consent of a majority of the lenders (the "Acquisition Facility"), and a $50.0 special standby letter of credit facility (the "Special LC Facility"). At December 31, 1999, the Company had approximately $198.0 outstanding under the Term Loan Facilities, $235.2 outstanding under the Multi-Currency Facility, $155.0 outstanding under the Acquisition Facility and $29.8 of issued but undrawn letters of credit under the Special LC Facility.

     The Credit Agreement contained financial covenants requiring Products Corporation to maintain minimum interest coverage and to limit its leverage ratio, among other things. As a result of the loss from continuing operations before taxes incurred by Products Corporation in the third quarter of 1999, the interest coverage and leverage ratios specified in the Credit Agreement were not achieved at September 30, 1999. The Credit Agreement was amended on November 10, 1999 to (i) eliminate the interest coverage ratio and leverage ratio covenants from the quarter ended September 30, 1999 through the year 2000 and to modify those covenants for the years 2001 and 2002; (ii) add a minimum EBITDA covenant for each quarter end during the year 2000; (iii) limit the amount that Products Corporation may spend for capital expenditures and investments including acquisitions; (iv) permit the sale of Products Corporation's worldwide professional products line and its non-core Latin American brands Colorama, Juvena, Bozzano and Plusbelle (the "Asset Sales");
(v) change the reduction of the aggregate commitment that is required upon consummation of any Asset Sale to an amount equal to 60% of the "Net Proceeds" (as defined in the Credit Agreement) from such Asset Sale as opposed to 100% of such Net Proceeds as provided under the Credit Agreement prior to the amendment; (vi) increase the "applicable margin" by 3/4 of 1% and (vii) permit the amendment of the Yen Credit Agreement described below. In March 2000, 60% of the Net Proceeds from the sale of its worldwide professional products line was applied to reduce the aggregate commitment under the Credit Agreement to $572.7 (See "Subsequent Event" below). In March 2000, the Credit Agreement was amended to eliminate the default upon the acceleration of or certain payment defaults under indebtedness of REV Holdings in excess of $0.5.

     A subsidiary of Products Corporation was the borrower under the Yen Credit Agreement, which had a principal balance of approximately (Yen) 1.0 billion as of December 31, 1999 (approximately $9.9 U.S. dollar equivalent as of December 31, 1999) after giving effect to the payment of approximately (Yen) 539 million (approximately $4.6 U.S. dollar equivalent) in March 1999. In November 1999, the borrower under the Yen Credit Agreement executed an amendment to the Yen Credit Agreement to eliminate the amortization payment due in March 2000 and to provide that the final maturity date of the Yen Credit Agreement will be the earlier of (i) the closing date of the sale of Products Corporation's professional products line and (ii) December 31, 2000. In March 2000, the outstanding balance under the Yen Credit Agreement was repaid in full in accordance with its terms.

     In November 1998, Products Corporation issued and sold $250.0 principal amount of 9% Notes, of which $200.0 was used to temporarily reduce borrowings under the Credit Agreement in anticipation of the redemption referred to below. On June 1, 1999, Products Corporation redeemed the $200.0 principal amount of 1999 Notes with borrowings from the Credit Agreement.

     Products Corporation borrows funds from its affiliates from time to time to supplement its working capital borrowings at interest rates more favorable to Products Corporation than interest rates under the Credit Agreement. No such borrowings were outstanding as of December 31, 1999.

     The Company's principal sources of funds are expected to be cash flow generated from operations (before interest) and borrowings under the Credit Agreement, other existing working capital lines and renewals thereof, as well as proceeds from the sale of one or more of the Company's non-core Latin American brands. The Credit Agreement, the 8 5/8% Notes, the 8 1/8% Notes and the 9% Notes contain certain provisions that by their terms limit Products Corporation's and/or its subsidiaries' ability to, among other things, incur additional debt. The Company's principal uses of funds are expected to be the payment of operating expenses, working capital and capital expenditure requirements, expenses in connection with the Company's restructuring referred to above and debt service payments. As required under the Credit Agreement, the Company used 60% of the Net Proceeds (as defined in the Credit Agreement) from the sale of its worldwide professional products line to reduce the aggregate commitment under the Credit Agreement. Additionally, the Company expects that it will receive cash proceeds from the sale of one or more of its non-core Latin American brands and that it will use 60% of the Net Proceeds, to reduce the aggregate commitment under the Credit Agreement.

     The Company estimates that capital expenditures for 2000 will be approximately $25, including upgrades to the Company's management information systems. The Company estimates that cash payments related to the restructuring plans referred to in Note 4 and executive separation costs will be approximately $35 in 2000. Pursuant to a tax sharing agreement, Products Corporation may be required to make tax sharing payments to Revlon, Inc. (which in turn may be required to make tax sharing payments to Mafco Holdings Inc.) as if Products Corporation were filing separate income tax returns, except that no payments are required by Products Corporation (or Revlon, Inc.) if and to the extent that Products Corporation is prohibited under the Credit Agreement from making tax sharing payments to Revlon, Inc. The Credit Agreement prohibits Products Corporation from making any tax sharing payments other than in respect of state and local income taxes. Products Corporation currently anticipates that, as a result of net operating tax losses and prohibitions under the Credit Agreement, no cash federal tax payments or cash payments in lieu of federal taxes pursuant to the tax sharing agreement will be required for 2000.

     Products Corporation enters into forward foreign exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. There were no forward foreign exchange or option contracts outstanding at December 31, 1999. Products Corporation had forward foreign exchange contracts denominated in various currencies of approximately $197.5 (U.S. dollar equivalent) outstanding at December 31, 1998 and option contracts of approximately $51.0 at December 31, 1998. Such contracts are entered into to hedge transactions predominantly occurring within twelve months. If Products Corporation had terminated these contracts on December 31, 1998 no material gain or loss would have been realized.

     The Company expects that cash flows from operations and funds from currently available credit facilities and renewals of short-term borrowings will be sufficient to enable the Company to meet its anticipated cash requirements during 2000 on a consolidated basis, including for debt service. However, there can be no assurance that the combination of cash flow from operations, funds from existing credit facilities and renewals of short-term borrowings will be sufficient to meet the Company's cash requirements on a consolidated basis. If the Company is unable to satisfy such cash requirements, the Company could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, restructuring indebtedness, selling other assets or operations, or seeking capital contributions or loans from Revlon, Inc. or other affiliates of the Company. There can be no assurance that any of such actions could be effected, that they would enable the Company to continue to satisfy its capital requirements or that they would be permitted under the terms of the Company's various debt instruments then in effect. Products Corporation has had discussions with an affiliate that is prepared to provide financial support to Products Corporation of up to $40 on appropriate terms through December 31, 2000. The terms of the Credit Agreement, the 8 5/8% Notes, the 8 1/8% Notes and the 9% Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting, regulatory fees such as Securities and Exchange Commission (the "Commission") filing fees and other miscellaneous expenses related to being a public holding company and to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Revlon, Inc. Second Amended and Restated 1996 Stock Plan, provided that the aggregate amount of such dividends and distributions taken together with any purchases of Revlon, Inc. common stock on the open market to satisfy matching obligations under the excess savings plan may not exceed $6.0 per annum.

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

FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K for the year ended December 31, 1999 as well as other public documents of the Company contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to being the most trusted supplier, the most innovative and the first to market with innovations, attracting and retaining the best people in the industry, building consistent global equities, addressing consumer needs, exceeding trade partners' expectations, operating at benchmark levels of efficiency, becoming the most dynamic leader in global beauty and skin care, the introduction of new products and expansion into markets, future financial performance, the effect on sales of lower retailer inventory targets, the effect on sales of political and/or economic conditions and competitive activities in certain markets, the Company's estimate of restructuring activities, costs and benefits, cash flow from operations, capital expenditures, the Company's qualitative and quantitative estimates as to market risk sensitive instruments, the Company's expectations about the effects of the transition to the Euro, the availability of funds from currently available credit facilities, renewals of short-term borrowings, and capital contributions or loans from Revlon, Inc. or other affiliates of the Company or the sale of assets or operations and the Company's intent to pursue the sale of one or more of its non-core regional Latin American brands, that it will consummate such sales during the second quarter of 2000 and its expectation regarding the proceeds of such sales. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as "believe," "expects," "may," "will," "should," "seeks," "plans," "scheduled to," "anticipates" or "intends" or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update them. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. In addition to factors that may be described in the Company's filings with the Commission, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the
Company: (i) difficulties or delays in becoming the most trusted supplier, the most innovative and the first to market with innovations, attracting and retaining the best people in the industry, building consistent global equities, addressing consumer needs, exceeding trade partners' expectations, operating at benchmark levels of efficiency, becoming the most dynamic leader in global beauty and skin care, and in developing and introducing new products or failure of customers to accept new product offerings; (ii) changes in consumer preferences, including reduced consumer demand for the Company's color cosmetics and other current products; (iii) difficulties or delays in the Company's continued expansion into the self-select distribution channel and into certain markets and development of new markets; (iv) unanticipated costs or difficulties or delays in completing projects associated with the Company's strategy to improve operating efficiencies ; (v) the inability to secure capital contributions or loans from Revlon, Inc. or other affiliates of the Company or sell assets or operations; (vi) effects of and changes in political and/or economic conditions, including inflation and monetary conditions, and in trade, monetary, fiscal and tax policies in international markets, including but not limited to Brazil; (vii) actions by competitors, including business combinations, technological breakthroughs, new products offerings and marketing and promotional successes; (viii) combinations among significant customers or the loss, insolvency or failure to pay debts by a significant customer or customers; (ix) lower than expected sales as a result of difficulties or delays in achieving retailers' inventory target levels; (x) difficulties, delays or unanticipated costs or less than expected benefits resulting from the Company's restructuring activities; (xi) interest rate or foreign exchange rate changes affecting the Company and its market sensitive financial instruments; (xii) difficulties, delays or unanticipated costs associated with the transition to the Euro; and (xiii) difficulties or delays in pursuing the sale of one or more of its non-core Latin American brands, the inability to consummate such sales during the second quarter of 2000 or to secure the expected level of proceeds from such sales.

EFFECT OF NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133, an Amendment of SFAS No. 133," which has delayed the required implementation of SFAS No. 133 such that the Company must adopt this new standard no later than January 1, 2001. The effect of adopting the new standard by the Company has not yet been determined. The Company plans to adopt the new standard on January 1, 2001.

INFLATION

     In general, costs are affected by inflation and the effects of inflation may be experienced by the Company in future periods. Management believes, however, that such effects have not been material to the Company during the past three years in the United States or foreign non-hyperinflationary countries. The Company operates in certain countries around the world, such as Brazil, Venezuela and Mexico, that have experienced hyperinflation in the past three years. The Company's operations in Brazil were accounted for as operating in a hyperinflationary economy until June 30, 1997. Effective July 1, 1997, Brazil was considered a non-hyperinflationary economy. The impact of accounting for Brazil as a non-hyperinflationary economy was not material to the Company's operating results. Effective January 1997, Mexico was considered a hyperinflationary economy for accounting purposes. Effective January 1, 1999, Mexico was considered a non-hyperinflationary economy. In hyperinflationary foreign countries, the Company attempts to mitigate the effects of inflation by increasing prices in line with inflation, where possible, and efficiently managing its working capital levels.

SUBSEQUENT EVENT

     On March 30, 2000, the Company completed the disposition of its worldwide professional products line, including professional hair care for use in and resale by professional salons, ethnic hair and personal care products, Natural Honey skin care and certain regional toiletries brands, for $315 in cash, before adjustments, plus $10 in purchase price payable in the future, contingent upon the purchasers' achievement of certain rates of return on their investment. The disposition involved the sale of certain of the Company's subsidiaries throughout the world devoted to the professional products line, as well as assets dedicated exclusively or primarily to the lines being disposed. The worldwide professional products line was purchased by a company formed by CVC Capital Partners, the Colomer family and other investors, led by Carlos Colomer, a former manager of the line that was sold, following arms'-length negotiation of the terms of the purchase agreement therefor, including the determination of the amount of the consideration.

     The following unaudited summary pro forma financial information gives effect to the sale of the worldwide professional products line as of January 1, 1999 in the case of the pro forma statement of operations data and as of December 31, 1999 in the case of the pro forma balance sheet data. The pro forma information includes certain adjustments, such as reduced interest expense and a reduction in long-term debt as a result of the repayment of debt with $296.3 of the net proceeds from the disposition. The unaudited pro forma statement of operations data exclude the gain on the sale of the professional products line and eliminate costs incurred to date in connection with the sale since the gain and associated costs are non-recurring. The unaudited summary pro forma financial information is not necessarily indicative of the results of operations of the Company had the sale occurred at January 1, 1999, or financial position at December 31, 1999 had the sale occurred at that date, nor is it necessarily indicative of future results.

                                   REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                                  UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                                                   (DOLLARS IN MILLIONS)

                                                       HISTORICAL        RESULTS OF
                                                       YEAR ENDED       PROFESSIONAL                         YEAR ENDED
                                                       DECEMBER 31,       PRODUCTS                          DECEMBER 31,
                                                          1999              LINE          ADJUSTMENTS           1999
                                                          ----              ----          -----------           ----
Net sales............................................ $  1,861.3       $     (320.1)        $               $    1,541.2
Cost of sales........................................      686.1             (118.7)                               567.4
                                                       ---------        -----------         --------         -----------
        Gross profit.................................    1,175.2             (201.4)                               973.8
Selling, general and administrative expenses.........    1,346.4             (168.9)                             1,177.5
Business consolidation costs and other, net..........       40.2               (0.9)                                39.3
                                                       ---------        -----------         --------         -----------

        Operating loss ..............................     (211.4)             (31.6)                              (243.0)
                                                       ---------        -----------         --------         -----------

Other expenses (income):
        Interest expense.............................      147.9               (0.7)           (26.9)              120.3
        Other, net...................................        1.9                1.3             (2.0)                1.2
                                                       ---------        -----------         --------         -----------
                Other expenses, net..................      149.8                0.6            (28.9)              121.5
                                                       ---------        -----------         --------         -----------

(Loss) income from operations before income taxes....     (361.2)             (32.2)            28.9              (364.5)

Provision for income taxes...........................        9.1               (2.6)                                 6.5
                                                       ---------        -----------         --------         -----------

(Loss) income from operations........................  $  (370.3)       $     (29.6)        $   28.9         $    (371.0)
                                                       =========        ===========         ========         ===========

                        REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                           UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEETS
                                        (DOLLARS IN MILLIONS)

                                                              PROFESSIONAL                DECEMBER 31,
                                                DECEMBER 31,    PRODUCTS                     1999
                       ASSETS                       1999          LINE    ADJUSTMENTS      PRO FORMA
                                                    ----          ----    -----------      ---------
Current assets:
   Cash and cash equivalents................... $     25.4    $    (3.0)                   $    22.4
   Trade receivables, net......................      332.6        (78.4)                       254.2
   Inventories.................................      278.3        (49.6)                       228.7
   Prepaid expenses and other..................       53.1          6.7                         59.8
                                                 ---------    ---------      --------       ---------
       Total current assets....................      689.4       (124.3)                       565.1
Property, plant and equipment, net.............      336.4        (41.5)                       294.9
Other assets...................................      177.5         (3.3)                       174.2
Intangible assets, net.........................      356.8       (111.4)                       245.4
                                                 ---------    ---------      --------       ---------
       Total assets............................    1,560.1    $  (280.5)                    $1,279.6
                                                 =========    =========      ========       =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Total current liabilities......................   $  597.3    $   (49.6)                    $   547.7
Long-term debt - third parties.................    1,737.8         (0.3)     $ (296.3)        1,441.2
Long-term debt - affiliates....................       24.1                                       24.1
Other long-term liabilities....................      214.0                                      214.0
Total stockholders' deficiency.................   (1,013.1)      (230.6)        296.3          (947.4)
                                                 ---------    ---------      --------       ---------
    Total liabilities and stockholders'
        deficiency.............................  $ 1,560.1    $  (280.5)     $     --       $ 1,279.6
                                                 =========    =========      ========       =========


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

     The Company has exposure to changing interest rates, primarily in the United States. The Company's policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt. The Company from time to time makes use of derivative financial instruments to adjust its fixed and floating rate ratio. The table below provides information about the Company's indebtedness that is sensitive to changes in interest rates. The table presents cash flows with respect to principal on indebtedness and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 1999. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency.

Exchange Rate Sensitivity

     The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. In addition, a portion of the Company's borrowings are denominated in foreign currencies, which are also subject to market risk associated with exchange rate movement. The Company from time to time hedges major net foreign currency cash exposures generally through foreign exchange forward and option contracts. The contracts are entered into with major financial institutions to minimize counterparty risk. These contracts generally have a duration of less than twelve months and are primarily against the U.S. dollar. In addition, the Company enters into foreign currency swaps to hedge intercompany financing transactions. The forward foreign exchange and option contracts entered into during 1999 expired by December 31, 1999.

         The Company does not hold or issue financial instruments for trading purposes.

                                                             EXPECTED MATURITY DATE FOR YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------------------------------  FAIR VALUE
                                                                                                                          DEC. 31,
                                                    2000     2001     2002     2003    2004      THEREAFTER    TOTAL       1999
                                                   -------  ------- --------- ------ ---------  ------------ --------- -----------
DEBT                                                                    (US dollar equivalent in millions)
Short-term variable rate (various currencies).     $37.6                                                       $ 37.6    $    37.6
      Average interest rate...................       8.3%
Long-term fixed rate ($US)                                                                       $ 1,149.2    1,149.2        705.0
      Average interest rate..................                                                          8.6%
Long-term variable rate ($US)                                $67.2   $405.8                                     473.0        473.0
      Average interest rate...................                 9.5%     9.7%
Long-term variable rate (various currencies)..      10.2       0.3    115.2             $0.1                    125.8        125.8
      Average interest rate......................    3.1%      7.3%     8.0%             7.3%
                                                                                                             ---------   ---------
Total debt                                                                                                   $ 1,785.6   $ 1,341.4
                                                                                                             =========   =========

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

Jeffrey M. Nugent      President, Chief Executive Officer and Director

Frank J. Gehrmann      Executive Vice President and Chief Financial Officer

Wade H. Nichols III    Executive Vice President and Chief Administrative Officer

Donald Drapkin         Director

Howard Gittis          Director

Edward J. Landau       Director

     The name, age (as of March 8, 2000), principal occupation for the last five years and selected biographical information for each of the Directors and executive officers of the Company are set forth below.

     Mr. Perelman (57) has been Chairman of the Board of Directors of Products Corporation and of Revlon, Inc. since June 1998, Chairman of the Executive Committee of the Board of Products Corporation and of Revlon, Inc. since November 1995, and a Director of Products Corporation and of Revlon, Inc. since their respective formations in 1992. Mr. Perelman was Chairman of the Board of Products Corporation and of Revlon, Inc. from their respective formations in 1992 until November 1995. Mr. Perelman has been Chairman of the Board and Chief Executive Officer of Mafco Holdings Inc. ("Mafco Holdings" and, collectively with MacAndrews Holdings, "MacAndrews & Forbes") and MacAndrews Holdings and various of its affiliates since 1980. Mr. Perelman is also Chairman of the Executive Committee of the Board of Directors of M&F Worldwide Corp. ("M&F Worldwide") and is Chairman of the Board of Directors of Panavision Inc. ("Panavision"). Mr. Perelman is also a Director of the following corporations which file reports pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"): Golden State Bancorp Inc. ("Golden State"), Golden State Holdings Inc. ("Golden State Holdings"), M&F Worldwide, Panavision and REV Holdings. (On December 27, 1996, Marvel Entertainment Group, Inc. ("Marvel"), Marvel Holdings Inc. ("Marvel Holdings"), Marvel (Parent) Holdings Inc. ("Marvel Parent") and Marvel III Holdings Inc. ("Marvel III"), of which Mr. Perelman was a Director on such date, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

     Mr. Nugent (53) has been President and Chief Executive Officer of Products Corporation and of Revlon, Inc. since December 5, 1999. He has been a Director of Products Corporation and of Revlon, Inc. since February 14, 2000. He had been Worldwide President and Chief Executive Officer of Neutrogena Corporation from January 1995 until December 5, 1999. Prior to that, Mr. Nugent held various senior executive positions at Johnson & Johnson.

     Mr. Gehrmann (45) was elected as Executive Vice President and Chief Financial Officer of Products Corporation and of Revlon, Inc. in January 1998. From January 1997 until January 1998 he had been Vice President of Products Corporation and of Revlon, Inc. Prior to January 1997 he served in various appointed senior executive positions for Products Corporation and for Revlon, Inc., including Executive Vice President and Chief Financial Officer of Products Corporation's Operating Groups from August 1996 to January 1998, Executive Vice President and Chief Financial Officer of Products Corporation's Worldwide Consumer Products business from January 1995 to August 1996, and Executive Vice President and Chief Financial Officer of Products Corporation's Revlon North America unit from September 1993 to January 1994. From 1983 through September 1993, Mr. Gehrmann held positions of increasing responsibility in the financial organizations of Mennen Corporation and the Colgate-Palmolive Company, which acquired Mennen Corporation in 1992. Prior to 1983, Mr. Gehrmann served as a certified public accountant at the international auditing firm of Ernst & Young.

     Mr. Nichols (57) has been Executive Vice President and Chief Administrative Officer of Products Corporation and of Revlon, Inc. since January 1, 2000. He was Executive Vice President and General Counsel of Products Corporation and of Revlon, Inc. from January 1998 until December 31, 1999 and served as Senior Vice President and General Counsel of Products Corporation and of Revlon, Inc. from their respective formations in 1992 until January 1998.

     Mr. Drapkin (52) has been a Director of Products Corporation and of Revlon, Inc. since their respective formations in 1992. He has been Vice Chairman of the Board of MacAndrews & Forbes and various of its affiliates since 1987. Mr. Drapkin was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom for more than five years prior to 1987. Mr. Drapkin is also a Director of the following corporations which file reports pursuant to the Exchange Act: Algos Pharmaceutical Corporation, Anthracite Capital, Inc., BlackRock Asset Investors, The Molson Companies Limited, Nexell Therapeutics Inc., Playboy Enterprises, Inc., Warnaco Group, Inc. and Weider Nutrition International, Inc. (On December 27, 1996, Marvel, Marvel Holdings, Marvel Parent and Marvel III, of which Mr. Drapkin was a Director on such date, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

     Mr. Gittis (66) has been a Director of Products Corporation and of Revlon, Inc. since their respective formations in 1992. He has been Vice Chairman of the Board of MacAndrews & Forbes and various of its affiliates since 1985. Mr. Gittis is also a Director of the following corporations which file reports pursuant to the Exchange Act: Golden State, Golden State Holdings, Jones Apparel Group, Inc., Loral Space & Communications Ltd., M&F Worldwide, Panavision, REV Holdings and Sunbeam Corporation.

     Mr. Landau (70) has been a Director of Products Corporation since June 1992 and a Director of Revlon, Inc. since June 1996. Mr. Landau has been Of Counsel at the law firm of Wolf, Block, Schorr and Solis-Cohen LLP since February 1998, and was a Senior Partner of Lowenthal, Landau, Fischer & Bring, P.C., the predecessor to such firm, for more than five years prior to that date. Mr. Landau is also a Director of Offitbank Investment Fund, Inc., which files reports pursuant to the Exchange Act.

COMPENSATION OF DIRECTORS

     Directors who currently are not receiving compensation as officers or employees of the Company or any of its affiliates are paid an annual retainer fee of $25,000, payable in quarterly installments, and a fee of $1,000 for each meeting of the Board of Directors or any committee thereof they attend.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information for the years indicated concerning the compensation awarded to, earned by or paid to the persons who served as Chief Executive Officer during 1999 and the four most highly paid executive officers, other than the Chief Executive Officers, who served as executive officers of the Company during 1999 (collectively, the "Named Executive Officers"), for services rendered in all capacities to the Company and its subsidiaries during such periods.

                                                   SUMMARY COMPENSATION TABLE

                                                                                                     LONG-TERM
                                                                                                   COMPENSATION
                                              ANNUAL COMPENSATION (a)                                 AWARDS
-------------------------- ---------- ------------ ------------ --------------------- ------------------ ----------------------
 NAME AND                                                                 OTHER ANNUAL         SECURITIES           ALL OTHER
PRINCIPAL                                  SALARY       BONUS             COMPENSATION         UNDERLYING         COMPENSATION
POSITION                   YEAR              ($)         ($)                  ($)               OPTIONS                ($)
--------                   ----          ----------   ---------           -------------        -----------        -------------
Jeffrey M. Nugent          1999           160,256            0                36,382            300,000                 38,743
President and Chief
Executive Officer (b)
-------------------------------------------------------------------------------------------------------------------------------
George Fellows             1999         1,806,923    1,685,000               107,848            170,000              1,849,051
Former President           1998         1,800,000      115,000                88,549            170,000                 33,181
and Chief                  1997         1,250,000    1,250,000                22,191            170,000                 30,917
Executive Officer (c)
-------------------------------------------------------------------------------------------------------------------------------
M. Katherine Dwyer         1999           953,653      755,000                13,940             75,000                496,304
Former Senior Vice         1998           875,000      420,000                 9,651             75,000                 21,585
President (d)              1997           500,000      800,000                 5,948            125,000                 18,377
-------------------------------------------------------------------------------------------------------------------------------
Irwin Engelman             1999           700,000            0                     0             75,000                540,000
Former Vice
Chairman and
Chief
Administrative
Officer (e)
-------------------------------------------------------------------------------------------------------------------------------
Frank J. Gehrmann          1999           494,038      370,500                 3,089             65,000                 14,244
Executive Vice             1998           427,500       80,200                 3,343             30,000                 17,297
President and Chief
Financial Officer (f)
-------------------------------------------------------------------------------------------------------------------------------
Wade H. Nichols III        1999           593,558      216,450                17,964             40,000                 37,802
Executive Vice             1998           555,000       83,600                19,457             40,000                 33,195
President and Chief        1997           525,000      274,000                24,215             30,000                 23,089
Administrative
Officer (g)
-------------------------------------------------------------------------------------------------------------------------------

(a) The amounts shown in Annual Compensation for 1999, 1998 and 1997 reflect salary, bonus and other annual compensation (including perquisites and other personal benefits valued in excess of $50,000) and amounts reimbursed for payment of taxes awarded to, earned by or paid to the persons listed for services rendered to the Company and its subsidiaries. Products Corporation has a bonus plan (the "Executive Bonus Plan") in which executives participate (including Mr. Nugent and Mr. Nichols (see "--Employment Agreements and Termination of Employment Arrangements")). The Executive Bonus Plan provides for payment of cash compensation upon the achievement of predetermined corporate and/or business unit and individual performance goals during the calendar year established pursuant to the Executive Bonus Plan or by Revlon, Inc.'s Compensation and Stock Plan Committee (the "Compensation Committee"). Mr. Gehrmann's compensation is reported for 1999 and 1998 only because he did not serve as an executive officer of the Company prior to 1998. Each of Messrs. Engelman's and Nugent's compensation is reported for 1999 only because neither served as a paid executive officer of the Company prior to 1999.

(b) Mr. Nugent served as President and Chief Executive Officer of the Company effective December 5, 1999. The amount shown for Mr. Nugent under Salary for 1999 is comprised of $76,923 in salary and $83,333 earned by Mr. Nugent for consulting services provided by Mr. Nugent to the Company. Mr. Nugent did not receive a Bonus for 1999. The amount shown for Mr. Nugent under Other Annual Compensation for 1999 includes a payment of $36,382 in respect of gross ups for taxes on imputed income arising out of relocation expenses paid or reimbursed by the Company in 1999. The amount shown under All Other Compensation for 1999 reflects $38,743 in Company-paid relocation expenses.

(c) Mr. Fellows served as President and Chief Executive Officer of the Company during 1999 until his resignation effective November 1999. The amount shown for Mr. Fellows under Bonus for 1999 is comprised of a special restructuring bonus of $1,685,000 paid to Mr. Fellows for 1999 upon achievement of business objectives set by the Compensation Committee. The amount shown for Mr. Fellows under Other Annual Compensation for 1999 includes $18,020 in respect of personal use of a Company-provided automobile and $17,145 in respect of Company-paid tax preparation expenses and payments in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile and Company-provided air travel and for taxes on imputed income arising out of premiums paid or reimbursed by the Company in respect of life insurance. The amount shown under All Other Compensation for 1999 reflects $29,251 in respect of life insurance premiums, $4,800 in respect of matching contributions under the Revlon Employees' Savings, Profit Sharing and Investment Plan (the "401(k) Plan"), $15,000 in respect of matching contributions under the Revlon Excess Savings Plan for Key Employees (the "Excess Plan") and $1,800,000 payable pursuant to Mr. Fellows' separation agreement. The amount shown for Mr. Fellows under Other Annual Compensation for 1998 includes $18,020 in respect of personal use of a Company-provided automobile and $15,445 in respect of membership fees and related expenses for personal use of a health and country club and payments in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile and Company-provided air travel and for taxes on imputed income arising out of premiums paid or reimbursed by the Company in respect of life insurance. The amount shown under All Other Compensation for 1998 reflects $13,381 in respect of life insurance premiums, $4,800 in respect of matching contributions under the 401(k) Plan and $15,000 in respect of matching contributions under the Excess Plan. The amounts shown under Other Annual Compensation for 1997 reflect payments in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile and for taxes on imputed income arising out of premiums paid or reimbursed by the Company in respect of life insurance. The amount shown under All Other Compensation for 1997 reflects $11,117 in respect of life insurance premiums, $4,800 in respect of matching contributions under the 401(k) Plan and $15,000 in respect of matching contributions under the Excess Plan.

(d) Ms. Dwyer served as Senior Vice President of the Company during 1999 and resigned effective January 3, 2000. The amount shown for Ms. Dwyer under Bonus for 1999 is comprised of a special restructuring bonus of $755,000 paid to Ms. Dwyer for 1999 upon achievement of business objectives set by the Compensation Committee. The amounts shown under Bonus for 1998 and 1997 include an additional payment of $300,000 in each year pursuant to her employment agreement in effect at the time. The amounts shown for Ms. Dwyer under Other Annual

Compensation for 1999, 1998 and 1997 reflect payments in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile and payments in respect of gross ups for taxes on imputed income arising out of premiums paid or reimbursed by the Company in respect of life insurance. The amount shown under All Other Compensation for 1999 reflects $1,810 in respect of life insurance premiums, $4,800 in respect of matching contributions under the 401(k) Plan, $14,694 in respect of matching contributions under the Excess Plan and $475,000 payable pursuant to Ms. Dwyer's separation agreement. The amount shown under All Other Compensation for 1998 reflects $1,785 in respect of life insurance premiums, $4,800 in respect of matching contributions under the 401(k) Plan and $15,000 in respect of matching contributions under the Excess Plan. The amount shown under All Other Compensation for 1997 reflects $2,720 in respect of life insurance premiums, $4,800 in respect of matching contributions under the 401(k) Plan and $10,857 in respect of matching contributions under the Excess Plan.

(e) Mr. Engelman became an executive officer of the Company in November 1998 and served as Vice Chairman and Chief Administrative Officer of the Company during 1999 until his resignation effective December 31, 1999. The amount shown for Mr. Engelman under All Other Compensation for 1999 reflects $15,000 in respect of matching contributions under the Excess Plan and $525,000 payable pursuant to Mr. Engelman's separation agreement.

(f) Mr. Gehrmann became an executive officer of the Company in January 1998. The amount shown for Mr. Gehrmann under Bonus for 1999 reflects the bonus amount payable to Mr. Gehrmann pursuant to his employment agreement. The amounts shown for Mr. Gehrmann under Other Annual Compensation for 1999 and 1998 reflects payments in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile. The amount shown under All Other Compensation for 1999 reflects $4,800 in respect of matching contributions under the 401(k) Plan and $9,444 in respect of matching contributions under the Excess Plan. The amount shown under All Other Compensation for 1998 reflects $4,800 in respect of matching contributions under the 401(k) Plan and $12,497 in respect of matching contributions under the Excess Plan.

(g) The amount shown for Mr. Nichols under Bonus for 1999 reflects the amount payable to Mr. Nichols under the Executive Bonus Plan, taking into account the guarantee by the Company of a minimum of 50% of targeted awards for 1999 (see "--Employment Agreements and Termination of Employment Arrangements"). The amount shown for Mr. Nichols under Bonus for 1997 were deferred pursuant to the Revlon Executive Deferred Compensation Plan (the "Deferred Compensation Plan") pursuant to which eligible executive employees who participate in the Executive Bonus Plan may elect to defer all or a portion of the bonus otherwise payable in respect of a calendar year. The amounts shown under Other Annual Compensation for 1999, 1998 and 1997 reflect payments in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile and payments for taxes on imputed income arising out of premiums paid or reimbursed by the Company in respect of life insurance. The amount shown for Mr. Nichols under All Other Compensation for 1999 reflects $9,377 in respect of life insurance premiums, $4,800 in respect of matching contributions under the 401(k) Plan, $11,781 in respect of matching contributions under the Excess Plan and $11,844 in respect of above-market earnings on compensation deferred under the Deferred Compensation Plan for each year in which compensation was deferred that were earned but not paid or payable during 1999. The amount shown under All Other Compensation for 1998 reflects $9,990 in respect of life insurance premiums, $4,800 in respect of matching contributions under the 401(k) Plan, $10,463 in respect of matching contributions under the Excess Plan and $7,942 in respect of above-market earnings on compensation deferred under the Deferred Compensation Plan for each year in which compensation was deferred that were earned but not paid or payable during 1998. The amount shown under All Other Compensation for 1997 reflects $4,252 in respect of life insurance premiums, $4,800 in respect of matching contributions under the 401(k) Plan, $11,606 in respect of matching contributions under the Excess Plan and $2,431 in respect of above-market earnings on compensation deferred under the Deferred Compensation Plan for each year in which compensation was deferred that were earned but not paid or payable during 1997.

                     OPTION GRANTS IN THE LAST FISCAL YEAR

     During 1999, the following grants of stock options were made pursuant to the Revlon, Inc. Second Amended and Restated 1996 Stock Plan (the "Stock Plan") to the executive officers named in the Summary Compensation Table:


                                                 INDIVIDUAL GRANTS                                  GRANT
                                                                                                     DATE
                                                                                                    VALUE(a)
------------------------------------------------------------------------------------------------------------
NAME                         NUMBER OF             PERCENT OF       EXERCISE     EXPIRATION         GRANT
                            SECURITIES               TOTAL          OR BASE         DATE             DATE
                            UNDERLYING              OPTIONS          PRICE                         PRESENT
                              OPTIONS              GRANTED TO        ($/SH)                       VALUE ($)
                            GRANTED (#)            EMPLOYEES
                                                      IN
                                                  FISCAL YEAR
------------------------------------------------------------------------------------------------------------
Jeffrey M. Nugent             300,000                 12%              9.31        12/5/09       1,968,360

George Fellows                170,000                  7%             15.00       12/31/02       1,547,340

M. Katherine Dwyer             75,000                  3%             15.00         1/3/00         682,650

Irwin Engelman                 75,000                  3%             15.00        2/12/01         682,650

Frank J. Gehrmann              40,000                                 15.00        2/12/09         364,080
                               25,000                  3%             24.13        5/17/09         407,784

Wade H. Nichols III            40,000                  2%             15.00        2/12/09         364,080



     The grants made during 1999 under the Stock Plan to Messrs. Fellows, Engelman and Nichols and Ms. Dwyer were made on February 12, 1999, vested fully on the first anniversary of the grant date and have an exercise price equal to the New York Stock Exchange ("NYSE") closing price per share of Revlon, Inc. Class A Common Stock on the grant date, as indicated in the table above. The options granted to Mr. Nichols in 1999 consist of non-qualified options having a term of 10 years. The options granted to Messrs. Fellows and Engelman in 1999 consist of non-qualified options that expire on December 31, 2002 and February 12, 2001, respectively, and the options granted to Ms. Dwyer in 1999 consist of non-qualified options that expired on January 3, 2000, pursuant to her termination agreement. (See "--Employment Agreements and Termination of Employment Arrangements".) The grants made during 1999 under the Stock Plan to Mr. Gehrmann were made on February 12, 1999 (with respect to an option to purchase 40,000 shares of Revlon, Inc.'s Class A Common Stock that vested in full on the first anniversary of the grant date) and May 17, 1999 (with respect to an option to purchase 25,000 shares of Revlon, Inc.'s Class A Common Stock that vests 25% each year beginning on the first anniversary of the grant date and will become 100% vested on the fourth anniversary of the grant date) and consist of non-qualified options having a term of 10 years with an exercise price equal to the NYSE closing price per share of Revlon, Inc. Class A Common Stock on the applicable grant date, as indicated in the table above. The grant made during 1999 under the Stock Plan to Mr. Nugent was made on December 5, 1999, has an exercise price equal to the NYSE closing price per share of Revlon, Inc. Class A Common Stock on the first business day after the grant date, as indicated in the table above, and will not vest as to any portion until the third anniversary of the date of grant and will thereupon become 100% vested, except that upon termination of employment by Mr. Nugent for "good reason" or by the Company other than for "cause" under his employment agreement, such options will vest with respect to 33 1/3% of the shares subject thereto if such termination is on or after the first and before the second anniversaries of such grant and with respect to 66 2/3% if such termination is on or after the second and before the third anniversaries of such grant. During 1999, Revlon, Inc. also granted an option to purchase 300,000 shares of its Class A Common Stock pursuant to the Stock Plan to Mr. Perelman, the Chairman of the Board of Directors of the Company. The option vested in full on the grant date and has an exercise price of $15.00, the NYSE closing price per share of Revlon, Inc. Class A Common Stock on February 12, 1999, the date of the grant.

     (a) Grant Date Present Values were calculated using the Black-Scholes option pricing model. The model as applied used the grant dates of February 12, 1999 and May 17, 1999 with respect to the options granted on such dates and used the grant date of December 6, 1999 (the first business day after the date of grant) with respect to the option granted to Mr. Nugent on December 5, 1999. Stock option models require a prediction about the future movement of stock price. The following assumptions were made for purposes of calculating Grant Date Present Values: (i) a risk-free rate of return of 5.18% with respect to the options granted on February 12, 1999, 6.24% with respect to the options granted on May 17, 1999, and 5.75% with respect to the option granted to Mr. Nugent on

December 5, 1999, which were the rates as of the applicable grant dates for the U.S. Treasury Zero Coupon Bond issues with a remaining term similar to the expected term of the options; (ii) stock price volatility of 68% based upon the volatility of the stock price of Revlon, Inc. Class A Common Stock; (iii) a constant dividend rate of zero percent and (iv) that the options normally would be exercised on the final day of their seventh year after grant. No adjustments to the theoretical value were made to reflect the waiting period, if any, prior to vesting of the stock options or the transferability (or restrictions related thereto) of the stock options. The real value of the options in the table depends upon the actual performance of Revlon, Inc. Class A Common Stock during the applicable period and upon when they are exercised.

                      AGGREGATED OPTION EXERCISES IN LAST
                 FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         The following chart shows the number of stock options exercised during 1999 and the 1999 year-end value of the stock options held by the executive officers named in the Summary Compensation Table:



NAME                   SHARES            VALUE           NUMBER OF SECURITIES                VALUE OF
                       ACQUIRED        REALIZED              UNDERLYING                    UNEXERCISED
                     ON EXERCISE          ($)                UNEXERCISED                     IN-THE-
                        (#)                              OPTIONS AT FISCAL                MONEY OPTIONS
                                                             YEAR-END (#)                 AT FISCAL YEAR-END
                                                     EXERCISABLE/UNEXERCISABLE             EXERCISABLE/
                                                                                          UNEXERCISABLE
                                                                                              (a)($)
------------------------------------------------------------------------------------------------------------
Jeffrey M. Nugent         0                0                   0/300,000                       0/0
George Fellows            0                0               205,000/255,000(b)                  0/0
M. Katherine Dwyer        0                0               126,250/193,750(c)                  0/0
Irwin Engelman            0                0                 18,750/131,250                    0/0
Frank J. Gehrmann         0                0                 21,000/118,000                    0/0
Wade H. Nichols           0                0                 55,000/85,000                     0/0

(a) The market value of the underlying shares of Revlon, Inc. Class A Common Stock at year end, calculated using $7 15/16, the December 31, 1999 NYSE closing price per share of Revlon, Inc. Class A Common Stock, was less than the exercise price of all stock options listed in the table. The actual value, if any, an executive may realize upon exercise of a stock option depends upon the amount by which the market price of shares of Revlon, Inc. Class A Common Stock exceeds the exercise price per share when the stock options are exercised.

(b) Pursuant to Mr. Fellows' separation agreement effective November 1999, Mr. Fellows' 1998 option grant was cancelled; accordingly, the 1998 grant is not included in the option information in the above table for Mr. Fellows at fiscal year end.

(c) The option information for Ms. Dwyer in the table above is correct as of December 31, 1999. Pursuant to Ms. Dwyer's separation agreement, effective January 3, 2000 unvested options were cancelled; accordingly, as of January 3, 2000 the number of securities underlying Ms. Dwyer's total outstanding options, all of which are exercisable, was 126,250.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

     Each of Messrs. Nugent, Gehrmann and Nichols has a current executive employment agreement with Products Corporation. Mr. Nugent's employment agreement, effective December 5, 1999, provides that he will serve as President and Chief Executive Officer at a base salary of not less than $1,000,000 for 1999 and 2000, not less than $1,150,000 for 2001 and not less than $1,300,000 for 2002, and that management recommend to the Compensation Committee that he be granted options to purchase 300,000 shares of Revlon, Inc. Class A Common Stock on December 5, 1999 (which grant was made) and 100,000 shares of Revlon, Inc. Class A Common Stock on each of December 5, 2000 and 2001. At any time on or after December 31, 2002, Products Corporation may terminate the term of Mr. Nugent's agreement by 24 months' prior notice of non-renewal. During any such period after notice of non-renewal Mr. Nugent would be deemed an employee at will and would be eligible for severance under the Executive Severance Policy. Mr. Gehrmann entered into an employment agreement with Products Corporation dated as of May 10, 1999, which provides that he will serve as Chief Financial Officer at a base salary of not less than $500,000 and that management will recommend to the Compensation Committee that he be granted options to purchase 40,000 shares of Revlon, Inc. Class A Common Stock each year during the term of the agreement (unless and until a "triggering event" (as defined in the employment agreement) were to occur). At any time, Products Corporation may give written notice of non-extension of the term of Mr. Gehrmann's agreement such that the term would expire on the third anniversary of such notice. Mr. Nichols' employment agreement with Products Corporation was amended and restated as of May 10, 1999 and amended as of January 1, 2000 and provides that he will serve as chief administrative officer or another equivalent executive position through February 28, 2003 at a base salary of not less than $650,000 and that management will recommend to the Compensation Committee that he be granted options to purchase 40,000 shares of Revlon, Inc. Class A Common Stock each year during the term of the agreement (unless and until a "triggering event" (as defined in the employment agreement) were to occur). Mr. Fellows resigned from his employment with the Company effective November 1, 1999 and entered into a termination agreement with Products Corporation dated as of February 16, 2000 (the "Fellows Agreement"), which provides that he receive a separation allowance of $5,400,000 payable over a period to expire December 31, 2002, which allowance would be reduced in each calendar year on account of any compensation earned from employment or consulting services during such calendar year by an amount equal to fifty percent of the gross amount of such compensation earned up to $1,000,000. Pursuant to the Fellows Agreement, the Company made a payment to Mr. Fellows for 1999 in the amount of $1,800,000 and will make a payment for 2000 in the amount of $900,000. Ms. Dwyer resigned from her employment with the Company effective January 3, 2000 and entered into a termination agreement with Products Corporation dated as of November 23, 1999 (the "Dwyer Agreement"), which provides that she receive a separation allowance of $1,900,000 payable over a period of twenty-four months, the unpaid portion of which allowance would be reduced on account of any compensation earned for employment or consulting services after the date of acceptance of subsequent employment, provided that Ms. Dwyer could, upon commencing subsequent employment, elect instead of such reduction to be paid a cash lump sum amount equal to 50% of the remaining allowance. Pursuant to the Dwyer Agreement, the Company made a payment to Ms. Dwyer for 1999 of $475,000. Mr. Engelman resigned from his employment with the Company effective December 31, 1999 and entered into a termination agreement with Products Corporation dated as of November 17, 1999 (the "Engelman Agreement"), which provides that he receive severance pay for twelve months at a base salary rate of $700,000, which pay would not be reduced by compensation earned for employment of consulting services during the severance period. Pursuant to the Engelman Agreement, the Company made a payment to Mr. Engelman for 1999 in the amount of $525,000.

     During 1999, in connection with the Company's review of strategic alternatives and in order to retain its executives during such process, the Company guaranteed a minimum of 50% of targeted awards payable under the Executive Bonus Plan for 1999, regardless of achievement of corporate and/or business unit objectives. Messrs. Nugent's and Nichols' employment agreements provide for participation in the Executive Bonus Plan. Mr. Nugent's agreement also provides that he will receive not less than $500,000 as a bonus for 2000 regardless of whether Executive Bonus Plan objectives are attained for such year. Mr. Gehrmann's agreement provides for a bonus for 1999 equal to 75% of base salary and for 2000 and thereafter a bonus of 75% of Mr. Gehrmann's 1999 base salary payable in bi-weekly installments in lieu of annual bonus payments. All of the employment agreements currently in effect provide for continuation of life insurance and executive medical insurance coverage in the event of permanent disability and participation in other executive benefit plans on a basis equivalent to senior executives of the Company generally. The agreements with Messrs. Nugent and Nichols provide for Company-paid supplemental term life insurance during employment in the amount of three times base salary, and all of the employment agreements currently in effect provide for Company-paid supplemental disability insurance. All of the employment agreements currently in effect provide for protection of Company confidential information and include a non-compete obligation.

     Mr. Gehrmann's agreement provides that in the event of termination of the term of the employment agreement by Mr. Gehrmann on 30 days' notice effective June 30, 2000 or for breach by the Company of a material provision of the employment agreement, failure of the Compensation Committee to adopt and implement the recommendations of management with respect to stock option grants, or following a "triggering event" (as defined in the employment agreement), Mr. Gehrmann would be entitled to continued base salary and bonus payments until the third anniversary of the date of termination (without reduction for compensation received by Mr. Gehrmann from other employment or consultancy) as well as continued participation in the Company's life insurance plan subject to a limit of two years and medical plans subject to the terms of such plans until the third anniversary of the date of termination or until Mr. Gehrmann were to become covered by like plans of another company. Mr. Nichols' agreement provides that in the event of termination of the term of the employment agreement by Mr. Nichols for breach by the Company of a material provision of the employment agreement, failure of the Compensation Committee to adopt and implement the recommendations of management with respect to stock option grants, or following a "triggering event" for "good reason" (as defined in the employment agreement), which event is not agreed to by Mr. Nichols, or by the Company (otherwise than for "cause", as defined in the employment agreement, or disability), Mr. Nichols would be entitled, at his election, to severance pursuant to the Executive Severance Policy (see "- Executive Severance Policy") (other than the six-month limit on lump sum payment provided for in the Executive Severance Policy, which provision would not apply to Mr. Nichols) or continued payments of base salary and bonus throughout the term and continued participation in the Company's life insurance plan subject to a limit of two years and medical plans subject to the terms of such plans throughout the term or until Mr. Nichols were covered by like plans of another company. Such payments to Mr. Nichols would only be reduced by compensation earned by Mr. Nichols from other employment or consultancy during such period if termination of employment were prior to a "triggering event" (as defined in the employment agreement). Mr. Nugent's agreement provides that in the event of termination of the term of the employment agreement by Mr. Nugent for breach by the Company of a material provision of the employment agreement or failure of the Compensation Committee to adopt and implement the recommendations of management with respect to stock option grants, or by the Company prior to December 31, 2002 (otherwise than for "cause" as defined in the employment agreement or disability), Mr. Nugent would be entitled, at his election, to severance pursuant to the Executive Severance Policy (see "-Executive Severance Policy") (other than the six-month limit on lump sum payment provided for in the Executive Severance Policy, which provision would not apply to Mr. Nugent) or continued payments of base salary through December 31, 2004 and continued participation in the Company's life insurance plan subject to a limit of two years and medical plans subject to the terms of such plans through December 31, 2004 or until Mr. Nugent were covered by like plans of another company, continued Company-paid supplemental term life insurance and continued Company-paid supplemental disability insurance. Such payments to Mr. Nugent would be reduced by any compensation earned by Mr. Nugent from other employment or consultancy during such period. In addition, the employment agreement with Mr. Nugent provides that if he remains employed by Products Corporation or its affiliates until age 62, then upon any subsequent retirement he will be entitled to a supplemental pension benefit in a sufficient amount so that his annual pension benefit from all qualified and non-qualified pension plans of Products Corporation and its affiliates (expressed as a straight life annuity) equals $500,000. If Mr. Nugent's employment were to terminate prior to September 30, 2000 then he would receive no supplemental pension benefit. If his employment were to terminate on or after September 30, 2000 and prior to September 30, 2001 then he would receive 11.1% of the amount otherwise payable pursuant to his agreement and thereafter an additional 11.1% would accrue as of each September 30th on which Mr. Nugent is still employed (but in no event more than would have been payable to Mr. Nugent under the foregoing provision had he retired at age 62). Mr. Nugent would not receive any supplemental pension benefit and would be required to reimburse the Company for any supplemental pension benefits received if he were to terminate his employment prior to January 1, 2003 other than for "good reason" (as defined in the employment agreement), or if he were to breach the agreement or be terminated by the Company for "cause" (as defined in the employment agreement).

     Mr. Nugent's employment agreement provides that he is entitled to a loan from Products Corporation of up to $500,000 for relocation expenses, which will be due and payable with interest at the applicable federal rate upon the earlier of the termination of his employment or five years from the initial loan. In addition, during the term of his employment agreement, Mr. Nugent will be entitled to additional compensation payable on a monthly basis equal to the amount actually paid by him in respect of interest and principal on a bank loan (the "Mortgage") of up to

$1,500,000 obtained by Mr. Nugent to purchase a principal residence in the New York metropolitan area (the "Home Loan Payments"), plus a gross up for any taxes payable by Mr. Nugent as a result of such additional compensation. If Mr. Nugent terminates his employment for other than "good reason" or is terminated for "cause" (as such terms are defined in his employment agreement), then he shall be obligated to pay to Products Corporation an amount equal to the total amount of interest that would have been payable on the Home Loan Payments if the rate of interest on the Mortgage were the applicable federal rate in effect from time to time, plus the applicable tax gross up for such amounts. In addition, Mr. Nugent's employment agreement provides that he shall be entitled to a special bonus, payable on January 15 of the year next following the year in which his employment terminates, equal to the product of (A) $1,500,000 less the amount of Home Loan Payments made prior to the termination multiplied by
(B) the following percentages: for termination in 2000, 0%; for termination in 2001, 20%; for termination in 2002, 40%; for termination in 2003, 60%; for termination in 2004, 80%; and for termination in 2005 or thereafter, 100%. Notwithstanding the above, if Mr. Nugent terminates his employment for other than "good reason" or is terminated for "cause" (as such terms are defined in his employment agreement), or if he breaches certain post-employment covenants, any bonus described above shall be forfeited or repaid by Mr. Nugent, as the case may be.

EXECUTIVE SEVERANCE POLICY

     Products Corporation's Executive Severance Policy provides that upon termination of employment of eligible executive employees, including Mr. Nugent and the other Named Executive Officers (other than Ms. Dwyer and Messrs. Fellows and Engelman), other than voluntary resignation or termination by Products Corporation for good reason, in consideration for the execution of a release and confidentiality agreement and Products Corporation's standard employee non-competition agreement, the eligible executive will be entitled to receive, in lieu of severance under any employment agreement then in effect or under Products Corporation's basic severance plan, a number of months of severance pay in semi-monthly installments based upon such executive's grade level and years of service reduced by the amount of any compensation from subsequent employment, unemployment compensation or statutory termination payments received by such executive during the severance period, and, in certain circumstances, by the actuarial value of enhanced pension benefits received by the executive, as well as continued participation in medical and certain other benefit plans for the severance period (or in lieu thereof, upon commencement of subsequent employment, a lump sum payment equal to the then present value of 50% of the amount of base salary then remaining payable through the balance of the severance period). Pursuant to the Executive Severance Policy, upon meeting the conditions set forth therein, Messrs. Gehrmann, Nugent and Nichols would be entitled to severance pay equal to two years of base salary at the rate in effect on the date of employment termination plus continued participation in the medical and dental plans for two years on the same terms as active employees.

DEFINED BENEFIT PLANS

         The following table shows the estimated annual retirement benefits payable (as of December 31, 1999) at normal retirement age (65) to a person retiring with the indicated average compensation and years of credited service, on a straight life annuity basis, after Social Security offset, under the Revlon Employees' Retirement Plan (the "Retirement Plan"), including amounts attributable to the Pension Equalization Plan, each as described below.

HIGHEST CONSECUTIVE                 ESTIMATED ANNUAL STRAIGHT LIFE ANNUITY BENEFITS AT
 FIVE-YEAR                                                 RETIREMENT WITH
AVERAGE COMPENSATION                       INDICATED YEARS OF CREDITED SERVICE (a)
DURING FINAL
TEN YEARS
------------------------  ---------------------------------------------------------------------------------
                                15            20               25                30                 35
--------                     --------      --------         --------          --------           --------
 $600,000                     $151,701      $202,268        $252,835          $303,402           $303,402
  700,000                      177,701       236,935         296,168           355,402            355,402
  800,000                      203,701       271,601         339,502           407,402            407,402
  900,000                      229,701       306,268         382,835           459,402            459,402
1,000,000                      255,701       340,935         426,168           500,000            500,000
1,100,000                      281,701       375,601         469,502           500,000            500,000
1,200,000                      307,701       410,268         500,000           500,000            500,000
1,300,000                      333,701       444,935         500,000           500,000            500,000
1,400,000                      359,701       479,601         500,000           500,000            500,000
1,500,000                      385,701       500,000         500,000           500,000            500,000
2,000,000                      500,000       500,000         500,000           500,000            500,000
2,500,000                      500,000       500,000         500,000           500,000            500,000

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

     The number of years of credited service under the Retirement Plan and the Pension Equalization Plan as of January 1, 2000 (rounded to full years) for Mr. Fellows is eleven years (which includes credit for prior service with

Revlon Holdings Inc. ("Holdings")), for Ms. Dwyer is six years, for Mr. Engelman is one year, for Mr. Gehrmann is six years and for Mr. Nichols is 21 years (which includes credit for prior service with Holdings). Mr. Nugent had no years of credited service as of January 1, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Revlon, Inc. beneficially owns all the outstanding shares of common stock of Products Corporation. Through REV Holdings, the parent of Revlon, Inc., Ronald O. Perelman, 35 East 62nd Street, New York, New York, 10021, through MacAndrews Holdings, a corporation wholly owned indirectly through Mafco Holdings, beneficially owns 11,250,000 shares of Class A Common Stock of Revlon, Inc. (representing 56.3% of the outstanding shares of Class A Common Stock of Revlon, Inc.) and all of the outstanding 31,250,000 shares of Class B Common Stock of Revlon, Inc., which together represent 83.0% of the outstanding shares of Revlon, Inc. common stock and have approximately 97.4% of the combined voting power of the outstanding shares of Revlon, Inc. common stock. No other director, executive officer or other person beneficially owns any shares of Products Corporation's common stock. All of the shares of Revlon, Inc. common stock owned by REV Holdings are pledged by REV Holdings to secure obligations, and shares of intermediate holding companies are or may from time to time be pledged to secure obligations of Mafco Holdings or its affiliates.

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

TRANSFER AGREEMENTS

     In June 1992, Revlon, Inc. and Products Corporation entered into an asset transfer agreement with Holdings and certain of its wholly owned subsidiaries (the "Asset Transfer Agreement"), and Revlon, Inc. and Products Corporation entered into a real property asset transfer agreement with Holdings (the "Real Property Transfer Agreement" and, together with the Asset Transfer Agreement, the "Transfer Agreements"), and pursuant to such agreements, on June 24, 1992 Holdings transferred assets to Products Corporation and Products Corporation assumed all the liabilities of Holdings, other than certain specifically excluded assets and liabilities (the liabilities excluded are referred to as the "Excluded Liabilities"). Certain consumer products lines sold in demonstrator assisted distribution channels considered not integral to the Company's business and which historically had not been profitable (the "Retained Brands") and certain of the assets and liabilities were retained by Holdings. Holdings agreed to indemnify Revlon, Inc. and Products Corporation against losses arising from the Excluded Liabilities, and Revlon, Inc. and Products Corporation agreed to indemnify Holdings against losses arising from the liabilities assumed by Products Corporation. The amount reimbursed by Holdings to Products Corporation for the Excluded Liabilities for 1999 was $0.5 million.

OPERATING SERVICES AGREEMENT

     In June 1992, Revlon, Inc., Products Corporation and Holdings entered into an operating services agreement (as amended and restated, and as subsequently amended, the "Operating Services Agreement") pursuant to which Products Corporation has manufactured, marketed, distributed, warehoused and administered, including the collection of accounts receivable, the Retained Brands for Holdings. Pursuant to the Operating Services Agreement, Products Corporation was reimbursed an amount equal to all of its and Revlon, Inc.'s direct and indirect costs incurred in connection with furnishing such services, net of the amounts collected by Products Corporation with respect to the Retained Brands, payable quarterly. There were no amounts reimbursed by Holdings to Products Corporation for such direct and indirect costs for 1999.

REIMBURSEMENT AGREEMENTS

     Revlon, Inc., Products Corporation and MacAndrews Holdings have entered into reimbursement agreements (the "Reimbursement Agreements") pursuant to which (i) MacAndrews Holdings is obligated to provide (directly or through affiliates) certain professional and administrative services, including employees, to Revlon, Inc. and its subsidiaries, including Products Corporation, and purchase services from third party providers, such as insurance and legal and accounting services, on behalf of Revlon, Inc. and its subsidiaries, including Products Corporation, to the extent requested by Products Corporation, and (ii) Products Corporation is obligated to provide certain professional and administrative services, including employees, to MacAndrews Holdings (and its affiliates) and purchase services from third party providers, such as insurance and legal and accounting services, on behalf of MacAndrews Holdings (and its affiliates) to the extent requested by MacAndrews Holdings, provided that in each case the performance of such services does not cause an unreasonable burden to MacAndrews Holdings or Products Corporation, as the case may be. The Company reimburses MacAndrews Holdings for the allocable costs of the services purchased for or provided to the Company and its subsidiaries and for reasonable out-of-pocket expenses incurred in connection with the provision of such services. MacAndrews Holdings (or such affiliates) reimburses the Company for the allocable costs of the services purchased for or provided to MacAndrews Holdings (or such affiliates) and for the reasonable out-of-pocket expenses incurred in connection with the purchase or provision of such services. The net amount reimbursed by MacAndrews Holdings to the Company for the services provided under the Reimbursement Agreements for 1999 was $0.5 million. Each of Revlon, Inc. and Products Corporation, on the one hand, and MacAndrews Holdings, on the other, has agreed to indemnify the other party for losses arising out of the provision of services by it under the Reimbursement Agreements other than losses resulting from its willful misconduct or gross negligence. The Reimbursement Agreements may be terminated by either party on 90 days' notice. The Company does not intend to request services under the Reimbursement Agreements unless their costs would be at least as favorable to the Company as could be obtained from unaffiliated third parties.

TAX SHARING AGREEMENT

     Revlon, Inc. and Products Corporation, for federal income tax purposes, are included in the affiliated group of which Mafco Holdings is the common parent, and Revlon, Inc.'s and Products Corporation's federal taxable income and loss are included in such group's consolidated tax return filed by Mafco Holdings. Revlon, Inc. and Products Corporation also may be included in certain state and local tax returns of Mafco Holdings or its subsidiaries. In June 1992, Holdings, Revlon, Inc., Products Corporation and certain of its subsidiaries, and Mafco Holdings entered into a tax sharing agreement (as subsequently amended, the "Tax Sharing Agreement"), pursuant to which Mafco Holdings has agreed to indemnify Revlon, Inc. and Products Corporation against federal, state or local income tax liabilities of the consolidated or combined group of which Mafco Holdings (or a subsidiary of Mafco Holdings other than Revlon, Inc. and Products Corporation or its subsidiaries) is the common parent for taxable periods beginning on or after January 1, 1992 during which Revlon, Inc. and Products Corporation or a subsidiary of Products Corporation is a member of such group. Pursuant to the Tax Sharing Agreement, for all taxable periods beginning on or after January 1, 1992, Products Corporation will pay to Revlon, Inc., which in turn will pay to Holdings amounts equal to the taxes that Products Corporation would otherwise have to pay if it were to file separate federal, state or local income tax returns (including any amounts determined to be due as a result of a redetermination arising from an audit or otherwise of the consolidated or combined tax liability relating to any such period which is attributable to Products Corporation), except that Products Corporation will not be entitled to carry back any losses to taxable periods ending prior to January 1, 1992. No payments are required by Products Corporation or Revlon, Inc. if and to the extent Products Corporation is prohibited under the Credit Agreement from making tax sharing payments to Revlon, Inc. The Credit Agreement prohibits Products Corporation from making such tax sharing payments other than in respect of state and local income taxes. Since the payments to be made under the Tax Sharing Agreement will be determined by the amount of taxes that Products Corporation would otherwise have to pay if it were to file separate federal, state or local income tax returns, the Tax Sharing Agreement will benefit Mafco Holdings to the extent Mafco Holdings can offset the taxable income generated by Products Corporation against losses and tax credits generated by Mafco Holdings and its other subsidiaries. There were no cash payments in respect of federal taxes made by Products Corporation pursuant to the Tax Sharing Agreement for 1999.

OTHER

     Pursuant to a lease dated April 2, 1993 (the "Edison Lease"), Holdings leased to Products Corporation the Edison research and development facility for a term of up to 10 years with an annual rent of $1.4 million and certain shared operating expenses payable by Products Corporation which, together with the annual rent, were not to exceed $2.0 million per year. In August 1998, Holdings sold the Edison facility to an unrelated third party, which assumed substantially all liability for environmental claims and compliance costs relating to the Edison facility, and in connection with the sale Products Corporation terminated the Edison Lease and entered into a new lease with the new owner. Holdings agreed to indemnify Products Corporation to the extent rent under the new lease exceeds rent that would have been payable under the terminated Edison Lease had it not been terminated. The net amount reimbursed by Holdings to Products Corporation with respect to the Edison facility for 1999 was $0.2 million.

     During 1999, Products Corporation leased certain facilities to MacAndrews & Forbes or its affiliates pursuant to occupancy agreements and leases. These included space at Products Corporation's New York headquarters and at Products Corporation's offices in London. The rent paid to Products Corporation for 1999 was $1.1 million.

     Products Corporation's Credit Agreement is supported by, among other things, guarantees from Holdings and certain of its subsidiaries. The obligations under such guarantees are secured by, among other things, the capital stock and certain assets of certain subsidiaries of Holdings.

     Products Corporation borrows funds from its affiliates from time to time to supplement its working capital borrowings. No such borrowings were outstanding as of December 31, 1999. The interest rates for such borrowings are more favorable to Products Corporation than interest rates under the Credit Agreement and, for borrowings occurring prior to the execution of the Credit Agreement, the credit facilities in effect at the time of such borrowing. The amount of interest paid by Products Corporation for such borrowings for 1999 was $0.5 million.

     During 1998, Products Corporation made advances of $0.25 million, $0.3 million and $0.4 million to Mr. Fellows, Ms. Dwyer, and Mr. Levin, respectively, which advances were repaid in 1999.

     During 1999, Products Corporation made an advance of $0.4 million to Mr. Nugent.

     During 1999, a company that was an affiliate of Products Corporation during part of 1999 assembled lipstick cases for Products Corporation. Products Corporation paid approximately $0.1 million for such services in 1999.

     During 1999, Products Corporation made payments of $0.1 million to a fitness center, an interest in which is owned by members of Mr. Drapkin's immediate family, for discounted health club dues for an executive health program of Products Corporation.

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

     (3)  List of Exhibits:

-------------------------------------------------------------------------------
EXHIBIT
NO.            DESCRIPTION
------         -----------

3.       CERTIFICATE OF INCORPORATION AND BY-LAWS.

3.1 Certificate of Incorporation of Products Corporation. (Incorporated by reference to Exhibit 3.3 to the Form 10 of Products Corporation filed with the Commission on August 7, 1992, File No. 1-11334).

3.2 Certificate of Amendment of Certificate of Incorporation as filed on February 18, 1993. (Incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-K for the year ended December 31, 1992 of Products Corporation (the "Products Corporation 1992 10-K")).

3.3 Amended and Restated By-Laws of Products Corporation dated January 30, 1997. (Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K for the year ended December 31, 1996 of Products Corporation).

4.       INSTRUMENTS DEFINING THE RIGHT OF SECURITY HOLDERS, INCLUDING
         INDENTURES.

4.1 Indenture, dated as of February 1, 1998, between Revlon Escrow and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee, relating to the 8 1/8% Senior Notes due 2006 (the "8 1/8% Senior Notes Indenture"). (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of Products Corporation filed with the Commission on March 12, 1998, File No. 333-47875) (the "Products Corporation 1998 Form S-1")).

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

4.5 Indenture, dated as of November 6, 1998, between Products Corporation and U.S. Bank Trust National Association, as Trustee, relating to Products Corporations 9% Senior Notes due 2006. (Incorporated by reference to Exhibit 4.13 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 of Revlon, Inc. (the "Revlon 1998 Third Quarter Form 10-Q")).

4.6 Third Amended and Restated Credit Agreement dated as of June 30, 1997, between Pacific Finance & Development Corp. and the Long-Term Credit Bank of Japan, Ltd. (the "Yen Credit

         Agreement"). (Incorporated by reference to Exhibit 4.11 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 of Revlon, Inc.).

4.7 First Amendment to the Yen Credit Agreement dated as of December 10, 1998. (Incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-4 of Products Corporation filed with the Commission on December 18, 1998, File No. 33-69213 (the "Products Corporation 1998 S-4")).

4.8 Second Amendment to the Yen Credit Agreement dated as of November 12, 1999 by and among Pacific Finance & Development Corp. and General Electric Capital Corporation, assignee of the Long Term Credit Bank of Japan. (Incorporated by reference to Exhibit 4.13 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 of Revlon, Inc. (the "Revlon 1999 Third Quarter Form 10-Q")).

4.9 Amended and Restated Credit Agreement, dated as of May 30, 1997, among Products Corporation, The Chase Manhattan Bank, Citibank N.A., Lehman Commercial Paper Inc., Chase Securities Inc. and the lenders party thereto (the Credit Agreement). (Incorporated by reference to Exhibit
         4.23 to Amendment No. 2 to the Registration Statement on Form S-1 of Revlon Worldwide (Parent) Corporation, filed with the Commission on June 26, 1997, File No. 33-23451).

4.10 First Amendment, dated as of January 29, 1998, to the Credit Agreement. (Incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K for the year ended December 31, 1997 of Revlon, Inc. (the "Revlon 1997 10-K")).

4.11 Second Amendment, dated as of November 6, 1998, to the Credit Agreement. (Incorporated by reference to Exhibit 4.12 to the Revlon 1998 Third Quarter Form 10-Q).

4.12 Third Amendment, dated as of December 23, 1998, to the Credit Agreement. (Incorporated by reference to Exhibit 4.12 to Amendment No. 1 to the Products Corporation 1998 Form S-4 as filed with the Commission on January 22, 1999, File No. 33-69213).

4.13 Fourth Amendment, dated as of November 10, 1999, to the Credit Agreement. (Incorporated by reference to Exhibit 4.12 to the Revlon 1999 Third Quarter Form 10-Q).

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

10.6 Amendment to the Operating Services Agreement, dated as of July 1, 1997. (Incorporated by reference to Exhibit 10.10 to the Revlon 1997 10-K).

10.7 Employment Agreement amended and restated as of the 10th day of May, 1999, effective as of January 1, 1998, between Products Corporation and Wade H. Nichols (the "Nichols Employment Agreement"). (Incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 of Revlon, Inc.).

10.8 Amendment, as of January 1, 2000 to the Nichols Employment Agreement. (Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 1999 of Revlon, Inc. (the "Revlon 1999 10-K")).

10.9 Employment Agreement dated as of May 10, 1999 between Products Corporation and Frank Gehrmann. (Incorporated by reference to Exhibit
         10.9 to the Revlon 1999 10-K).

10.10 Employment Agreement dated as of November 2, 1999 between Products Corporation and Jeffrey M. Nugent. (Incorporated by reference to
         Exhibit 10.10 to the Revlon 1999 10-K).

10.11 Amended and Restated Revlon Pension Equalization Plan, amended and restated as of December 14, 1998. (Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for year ended December 31, 1998 of Revlon, Inc.).

10.12 Executive Supplemental Medical Expense Plan Summary dated July 1991. (Incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 of Revlon, Inc. filed with the Commission on May 22, 1992, File No. 33-47100 (the "Revlon 1992 Form S-1")).

10.13 Description of Post Retirement Life Insurance Program for Key Executives. (Incorporated by reference to Exhibit 10.19 to the Revlon 1992 Form S-1).

10.14 Benefit Plans Assumption Agreement dated as of July 1, 1992, by and among Holdings, Revlon, Inc. and Products Corporation. (Incorporated by reference to Exhibit 10.25 to the Products Corporation 1992 10-K).

10.15 Revlon Executive Bonus Plan effective January 1, 1997. (Incorporated by reference to Exhibit 10.20 to the Revlon 1996 10-K).


10.16 Revlon Amended and Restated Executive Deferred Compensation Plan dated as of August 6, 1999. (Incorporated by reference to Exhibit 10.27 to the Revlon 1999 Third Quarter Form 10-Q).

10.17 Revlon Executive Severance Policy effective January 1, 1996. (Incorporated by reference to Exhibit 10.23 to the Amendment No. 3 to the Registration Statement on Form S-1 of Revlon, Inc. filed with the Commission on February 5, 1996, file No. 33-99558).

10.18 Revlon, Inc. Second Amended and Restated 1996 Stock Plan (Amended and Restated as of February 12, 1999). (Incorporated by reference to
         Exhibit 4.1 to the Registration Statement on Form S-8 of Revlon, Inc. filed with the Commission on April 14, 1999. File No. 333-76267).

10.19 Purchase Agreement dated as of February 18, 2000 by and among Revlon, Inc., Revlon Consumer Products Corporation, REMEA 2 B.V., Revlon Europe, Middle East and Africa, Ltd., Revlon International Corporation, Europeenne de Produits de Beaute S.A., Deutsche Revlon GmbH & Co. K.G., Revlon Canada, Inc., Revlon de Argentina, S.A.I.C., Revlon South Africa (Proprietary) Limited, Revlon (Suisse) S.A., Revlon Overseas Corporation C.A., CEIL - Comercial, Exportadora, Industrial Ltda., Revlon Manufacturing Ltd., Revlon Belgium N.V., Revlon (Chile) S.A., Revlon (Hong Kong) Limited, Revlon, S.A., Revlon Nederland B.V., Revlon New Zealand Limited, European Beauty Products S.p.A. and Beauty Care Professional Products Luxembourg, S.a.r.l. (Incorporated by reference to Exhibit 10.19 to the Revlon 1999 10-K).

21.      SUBSIDIARIES.

*21.1    Subsidiaries of the Registrant.

24.      POWERS OF ATTORNEY.

*24.1    Power of Attorney of Ronald O. Perelman.

*24.2    Power of Attorney of Donald G. Drapkin.

*24.3    Power of Attorney of Howard Gittis.

*24.4    Power of Attorney of Edward J. Landau, Esq.

27.      Financial Data Schedule.

--------------------

* Filed herewith.

(b)      Reports on Form 8-K None.

             REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                    Page
                                                                    ----
Independent Auditors' Report .....................................   F-2

AUDITED FINANCIAL STATEMENTS:

   Consolidated Balance Sheets as of
          December 31, 1999 and 1998 .............................   F-3
   Consolidated Statements of Operations
          for each of the years in the three-year
          period ended December 31, 1999  ........................   F-4
   Consolidated Statements of Stockholder's
          Deficiency and Comprehensive Loss
          for each of the years in
          the three-year period ended December 31, 1999  .........   F-5
   Consolidated Statements of Cash Flows
          for each of the years in the three year
          period ended December 31, 1999 .........................   F-6
   Notes to Consolidated Financial Statements  ...................   F-7

FINANCIAL STATEMENT SCHEDULE:

   Schedule II--Valuation and Qualifying Accounts  ..............   F-31

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholder
Revlon Consumer Products Corporation:

We have audited the accompanying consolidated balance sheets of Revlon Consumer Products Corporation and its subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholder's deficiency and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements we have also audited the financial statement schedule as listed on the index on page F-1. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Revlon Consumer Products Corporation and its subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                         KPMG LLP

New York, New York
March 30, 2000

             REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)



                                                                December 31,    December 31,
                                                                    1999            1998
                                                                ------------    ------------
                        ASSETS
Current assets:
  Cash and cash equivalents...................................   $    25.4        $   34.7
  Trade receivables, less allowances of $27.2
    and $28.5, respectively...................................       332.6           536.0
  Inventories.................................................       278.3           264.1
  Prepaid expenses and other..................................        53.1            70.6
                                                                 ---------        --------
    Total current assets......................................       689.4           905.4
Property, plant and equipment, net............................       336.4           378.9
Other assets..................................................       177.5           173.5
Intangible assets, net........................................       356.8           372.9
                                                                 ---------        --------
    Total assets..............................................   $ 1,560.1        $1,830.7
                                                                 =========        ========
LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Current liabilities:
  Short-term borrowings - third parties.......................   $    37.6        $   27.9
  Current portion of long-term debt - third parties...........        10.2             6.0
  Accounts payable............................................       139.8           134.8
  Accrued expenses and other..................................       409.7           389.7
                                                                 ---------        --------
    Total current liabilities.................................       597.3           558.4
Long-term debt - third parties................................     1,737.8         1,629.9
Long-term debt - affiliates...................................        24.1            24.1
Other long-term liabilities...................................       214.0           265.6

Stockholder's deficiency:
  Preferred stock, par value $1.00 per share; 1,000 shares
    authorized, 546 issued and outstanding....................        54.6            54.6
  Common stock, par value $1.00 per share; 1,000 shares
    authorized, issued and outstanding .......................          --              --
  Capital deficiency .........................................      (230.8)         (230.8)
  Accumulated deficit since June 24, 1992.....................      (768.8)         (398.5)
  Accumulated other comprehensive loss .......................       (68.1)          (72.6)
                                                                 ---------        --------
    Total stockholder's deficiency ...........................    (1,013.1)         (647.3)
                                                                 ---------        --------
    Total liabilities and stockholder's deficiency ...........   $ 1,560.1        $1,830.7
                                                                 =========        ========



          See Accompanying Notes to Consolidated Financial Statements.

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)




                                                                                      YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------------------------
                                                                       1999                 1998                  1997
                                                                   ------------         ------------           -----------


Net sales .....................................................     $ 1,861.3            $ 2,252.2              $ 2,238.6
Cost of sales .................................................         686.1                765.7                  743.1
                                                                    ---------            ---------               ---------
  Gross profit ................................................       1,175.2              1,486.5                1,495.5
Selling, general and administrative expenses ..................       1,346.4              1,327.3                1,275.8
Business consolidation costs and other, net ...................          40.2                 33.1                    3.6
                                                                    ---------            ---------               ---------
  Operating (loss) income .....................................        (211.4)               126.1                  216.1
                                                                    ---------            ---------               ---------
Other expenses (income):
  Interest expense ............................................         147.9                137.9                  133.7
  Interest income .............................................          (2.8)                (5.2)                  (4.2)
  Amortization of debt issuance costs .........................           4.3                  5.1                    6.6
  Foreign currency (gains) losses, net ........................          (0.5)                 4.6                    6.4
  Miscellaneous, net ..........................................           0.9                  4.5                    5.3
                                                                    ---------            ---------               ---------
    Other expenses, net .......................................         149.8                146.9                  147.8
                                                                    ---------            ---------               ---------
(Loss) income from continuing operations before income taxes ..        (361.2)               (20.8)                  68.3
Provision for income taxes ....................................           9.1                  5.0                    9.3
                                                                    ---------            ---------               ---------
(Loss) income from continuing operations ......................        (370.3)               (25.8)                  59.0
(Loss) income from discontinued operations ....................           -                  (16.5)                   0.7

Loss from disposal of discontinued operations .................           -                  (47.7)                    -
Extraordinary items - early extinguishments of debt ...........           -                  (51.7)                 (14.9)
                                                                    ---------            ---------               ---------
Net (loss) income .............................................     $  (370.3)           $  (141.7)              $   44.8
                                                                    =========            =========               =========



          See Accompanying Notes to Consolidated Financial Statements.

             REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIENCY AND COMPREHENSIVE LOSS
                             (DOLLARS IN MILLIONS)



                                                                                                    ACCUMULATED
                                                                                                       OTHER           TOTAL
                                                           PREFERRED     CAPITAL      ACCUMULATED   COMPREHENSIVE   STOCKHOLDER'S
                                                             STOCK      DEFICIENCY    DEFICIT (a)     LOSS (b)       DEFICIENCY
                                                           ----------   ----------    -----------   --------------  -------------

Balance, January 1, 1997 ................................   $ 54.6      $ (231.1)      $ (301.6)      $ (18.2)        $  (496.3)
  Net capital contribution ..............................                    0.3 (c)                                        0.3
  Comprehensive income:
    Net income ..........................................                                  44.8                            44.8
    Adjustment for minimum
      pension liability .................................                                                 7.9               7.9
    Currency translation adjustment .....................                                               (13.4)            (13.4)
                                                                                                                      ---------
  Total comprehensive income ............................                                                                  39.3
                                                            ------      --------       --------       --------        ---------
Balance, December 31, 1997 ..............................     54.6        (230.8)        (256.8)        (23.7)           (456.7)
  Comprehensive loss:
    Net loss ............................................                                (141.7)                         (141.7)
    Adjustment for minimum
      pension liability .................................                                               (28.0)            (28.0)
    Revaluation of marketable securities ................                                                (3.0)             (3.0)
    Currency translation adjustment .....................                                               (17.9) (d)        (17.9)
                                                                                                                       --------
  Total comprehensive loss ..............................                                                                (190.6)
                                                            ------      --------       --------       --------        ---------
Balance, December 31, 1998 ..............................     54.6        (230.8)        (398.5)        (72.6)           (647.3)
  Comprehensive loss:
    Net loss ............................................                                (370.3)                         (370.3)
    Adjustment for minimum
      pension liability .................................                                                27.6              27.6
    Revaluation of marketable securities ................                                                (0.8)             (0.8)
      Currency translation adjustment ...................                                               (22.3)            (22.3)
                                                                                                                      ---------
  Total comprehensive loss ..............................                                                                (365.8)
                                                            ------      --------       --------       --------        ---------
Balance, December 31, 1999 ..............................   $ 54.6      $ (230.8)      $ (768.8)      $ (68.1)        $(1,013.1)
                                                            ======      ========       ========       =======         =========

____________________

(a) Represents net loss since June 24, 1992, the effective date of the transfer agreements referred to in Note 16.

(b) Accumulated other comprehensive loss includes a revaluation of marketable securities of $3.8 and $3.0 for 1999 and 1998, respectively, currency translation adjustments of $59.4, $37.1 and $19.2 for 1999, 1998 and 1997, respectively, and adjustments for the minimum pension liability of $4.9, $32.5 and $4.5 for 1999, 1998 and 1997, respectively.

(c) Represents changes in capital from the acquisition of Bill Blass business (Note 16).

(d) Accumulated other comprehensive loss and comprehensive loss each include a reclassification adjustment of $2.2 for realized gains associated with the sale of certain assets outside the United States.


          See Accompanying Notes to Consolidated Financial Statements.

             REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)



                                                                                     YEAR ENDED DECEMBER 31,
                                                                        ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                      1999            1998              1997
                                                                        ---------       -----------       -----------
Net (loss) income....................................................  $  (370.3)        $  (141.7)        $  44.8
Adjustments to reconcile net (loss) income to net cash
        (used for) provided by operating activities:
        Depreciation and amortization................................      126.1             111.3            99.7
        Loss (income) from discontinued operations...................          -              64.2            (0.7)
        Extraordinary items..........................................          -              51.7            14.9
        Loss (gain) on sale of certain assets, net...................        1.6              (8.4)           (4.4)
        Change in assets and liabilities:
                Decrease (increase) in trade receivables.............      187.1             (43.0)          (70.0)
                Increase in inventories..............................      (22.5)             (4.6)          (16.9)
                Decrease (increase) in prepaid expenses and
                        other current assets.........................       11.5             (11.8)           (0.6)
                Increase (decrease) in accounts payable..............       10.8             (49.2)           17.9
                Increase (decrease) in accrued expenses and other
                        current liabilities..........................       20.5              52.5            (2.8)
                Other, net...........................................      (47.5)            (71.4)          (73.0)
                                                                        ---------       -----------        --------
Net cash (used for) provided by operating activities ................      (82.7)            (50.4)            8.9
                                                                        ---------       -----------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.................................................      (42.3)            (60.8)          (52.3)
Acquisition of businesses, net of cash acquired......................          -             (57.6)          (40.5)
Proceeds from the sale of certain assets.............................        1.6              27.4             8.5
                                                                        ---------       -----------        --------
Net cash used for investing activities...............................      (40.7)            (91.0)          (84.3)
                                                                        ---------       -----------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings - third parties.....       12.3             (16.3)           18.0
Proceeds from the issuance of long-term debt - third parties.........      574.5           1,469.1           760.2
Repayment of long-term debt - third parties..........................     (464.9)         (1,270.9)         (690.2)
Net contribution from parent.........................................          -                 -             0.3
Proceeds from the issuance of debt - affiliates......................       67.1             105.9           120.7
Repayment of debt - affiliates.......................................      (67.1)           (105.9)         (120.2)
Payment of debt issuance costs.......................................       (3.5)            (23.9)           (4.1)
                                                                        ---------       -----------        --------
Net cash provided by financing activities............................      118.4             158.0            84.7
                                                                        ---------       -----------        --------
Effect of exchange rate changes on cash and cash equivalents.........       (4.3)             (2.0)           (3.6)
                                                                        ---------       -----------        --------
Net cash used by discontinued operations.............................          -             (17.3)           (3.4)
                                                                        ---------       -----------        --------
        Net (decrease) increase in cash and cash equivalents.........       (9.3)             (2.7)            2.3
        Cash and cash equivalents at beginning of period.............       34.7              37.4            35.1
                                                                        ---------       -----------        --------
        Cash and cash equivalents at end of period...................   $   25.4        $     34.7         $  37.4
                                                                        =========       ===========        ========

Supplemental schedule of cash flow information:
        Cash paid during the period for:
                Interest.............................................   $  146.1        $    133.4         $ 139.6
                Income taxes, net of refunds.........................        8.2              10.9            10.5
Supplemental schedule of noncash investing activities:
        In connection with business acquisitions, liabilities
           were assumed (including minority interest and
           discontinued operations) as follows:
           Fair value of assets acquired.............................   $      -        $     74.5         $ 132.7
           Cash paid.................................................          -             (57.6)          (64.5)
                                                                        ---------       -----------        --------
           Liabilities assumed.......................................   $      -        $     16.9         $  68.2
                                                                        =========       ===========        ========

         See Accompanying Notes to Consolidated Financial Statements.

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

1.   SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

         Revlon Consumer Products Corporation ("Products Corporation" and together with its subsidiaries, the "Company") was formed in April 1992. The Company manufactures and sells an extensive array of cosmetics and skin care, fragrances and personal care products, and professional products (products for use in and resale by professional salons). On March 30, 2000, the Company sold its worldwide professional products line (See Note 20 for further information). The Company's principal customers include large mass volume retailers and chain drug stores, as well as certain department stores and other specialty stores, such as perfumeries. The Company also sells consumer and professional products to United States military exchanges and commissaries and has a licensing group.

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

     Included in other assets are permanent displays amounting to approximately $131.2 and $129.0 (net of amortization) as of December 31, 1999 and 1998, respectively, which are amortized over 3 to 5 years. In addition, the Company has included in other assets charges related to the issuance of its debt instruments amounting to approximately $21.0 and $23.6 (net of amortization) as of December 31, 1999 and 1998, respectively, which are amortized over the terms of the related debt instruments.

INTANGIBLE ASSETS RELATED TO BUSINESSES ACQUIRED:

     Intangible assets related to businesses acquired principally represent goodwill, the majority of which is being amortized on a straight-line basis over 40 years. The Company evaluates, when circumstances warrant, the recoverability of its intangible assets on the basis of undiscounted cash flow projections. When impairment is indicated, the Company writes down recorded amounts of goodwill to the amount of estimated undiscounted cash flows. Accumulated amortization aggregated $128.0 and $115.6 at December 31, 1999 and 1998, respectively.

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

     The Company is included in the affiliated group of which Mafco Holdings is the common parent, and the Company's federal taxable income and loss will be included in such group's consolidated tax return filed by Mafco Holdings. The Company also may be included in certain state and local tax returns of Mafco Holdings or its subsidiaries. For all periods presented, federal, state and local income taxes are provided as if the Company filed its own income tax returns. On June 24, 1992 Holdings (as hereinafter defined), Revlon, Inc., Products Corporation and certain of its subsidiaries and Mafco Holdings entered into a tax sharing agreement, which is described in Notes 13 and 16.

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

RESEARCH AND DEVELOPMENT:

     Research and development expenditures are expensed as incurred. The amounts charged against earnings in 1999, 1998 and 1997 were $32.9, $31.9 and $29.7, respectively.

FOREIGN CURRENCY TRANSLATION:

     Assets and liabilities of foreign operations are generally translated into United States dollars at the rates of exchange in effect at the balance sheet date. Income and expense items are generally translated at the weighted average exchange rates prevailing during each period presented. Gains and losses resulting from foreign currency transactions are included in the results of operations. Gains and losses resulting from translation of financial statements of foreign subsidiaries and branches operating in non-hyperinflationary economies are recorded as a component of accumulated other comprehensive loss. Foreign subsidiaries and branches operating in hyperinflationary economies translate nonmonetary assets and liabilities at historical rates and include translation adjustments in the results of operations.

     Effective January 1997 and for all of 1997 and 1998, the Company's operations in Mexico have been accounted for as operating in a hyperinflationary economy. Effective January 1, 1999, the Company's operations in Mexico have been accounted for as is required for a non-hyperinflationary economy. Effective July 1997, the Company's operations in Brazil have been accounted for as is required for a non-hyperinflationary economy. The impact of the changes in accounting for Brazil and Mexico was not material to the Company's operating results in 1997 and in 1999 for Mexico.

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

STOCK-BASED COMPENSATION:

     SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretation. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of Revlon, Inc.'s stock at the date of the grant over the amount an employee must pay to acquire the stock (See Note 15).

DERIVATIVE FINANCIAL INSTRUMENTS:

     Derivative financial instruments are utilized from time to time by the Company to reduce interest rate and foreign exchange risks. The Company maintains a control environment, which includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not hold or issue derivative financial instruments for trading purposes.

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

     To qualify for hedge accounting, a contract must meet defined correlation and effectiveness criteria, be designated as a hedge and result in cash flows and financial statement effects that substantially offset those of the position being hedged. Derivative financial instruments that the Company temporarily continues to hold after the early termination of a hedged position, or that otherwise no longer qualify for hedge accounting, are marked-to-market, with gains and losses recognized in the Company's Statements of Operations after the termination or disqualification. Gains and losses on contracts designated to hedge identifiable foreign currency commitments are deferred and accounted for as part of the related foreign currency transaction. Transaction gains and losses have not been material.

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133, an Amendment of SFAS No. 133," which has delayed the required implementation of SFAS No. 133 such that the Company must adopt this new standard no later than January 1, 2001. The effect of adopting the new standard by the Company has not yet been determined. The Company plans to adopt the new standard on January 1, 2001.

ADVERTISING AND PROMOTION

     Costs associated with advertising and promotion are expensed in the year incurred. Advertising and promotion expenses were $411.8, $422.9 and $397.4 for 1999, 1998 and 1997, respectively.

2. DISCONTINUED OPERATIONS

     During 1998, the Company completed the disposition of its approximately 85% equity interest in The Cosmetic Center, Inc. (the "Cosmetic Center"), along with certain amounts due from Cosmetic Center to the Company for working capital and inventory, to a newly formed limited partnership controlled by an unrelated third party. The Company received a minority limited partnership interest in the limited partnership as consideration for the disposition. Based upon the Company's expectation that it would receive no future cash flows from the limited partnership, as well as other factors, the Company assigned no value to such interest. As a result, the Company recorded a loss on disposal of $47.7 during 1998. All prior periods were restated to reflect the results of operations of Cosmetic Center as discontinued operations.

3. EXTRAORDINARY ITEMS

     The extraordinary loss of $51.7 in 1998 resulted primarily from the write-off of deferred financing costs and payment of call premiums associated with the redemption of the Senior Notes (as hereinafter defined) and the Senior Subordinated Notes (as hereinafter defined). The extraordinary loss in 1997 resulted from the write-off in the second quarter of 1997 of deferred financing costs associated with the early extinguishment of borrowings under a prior credit agreement and costs of approximately $6.3 in connection with the redemption of Products Corporation's 10 7/8% Sinking Fund Debentures due 2010 (the "Sinking Fund Debentures"). The early extinguishment of borrowings under a prior credit agreement and the redemption of the Sinking Fund Debentures were financed by the proceeds from a new credit agreement, which became effective in May 1997 (the "Credit Agreement").

4. BUSINESS CONSOLIDATION COSTS AND OTHER, NET

     In the fourth quarter of 1998, the Company committed to a restructuring plan to realign and reduce personnel, exit excess leased real estate, realign and consolidate regional activities, reconfigure certain manufacturing operations and exit certain product lines. During 1999, the Company continued to implement such restructuring for which it recorded a charge of $20.5 for employee severance and other personnel benefits, costs associated with the exit from leased facilities as well as other costs. Also in 1999, the Company consummated an exit from a non-core business, resulting in a charge of $1.6, which is included in the table below. Of the 720 and the 493 sales, marketing, administrative, factory and distribution employees worldwide for whom severance and other personnel benefits were included in the charges for the fourth quarter 1998 and during 1999, respectively, the Company had terminated 1,146 employees by December 31, 1999.

     During the fourth quarter of 1999, the Company continued to re-evaluate its organizational structure and implemented a new restructuring plan principally at its New York headquarters and New Jersey locations resulting in a charge of $18.1 principally for employee severance. As a part of this restructuring plan, the Company reduced personnel and consolidated excess leased real estate. Of the 208 sales, marketing and administrative employees for whom severance and other personnel benefits were included in the charge for the fourth quarter 1999, the Company had terminated 159 of these employees by December 31, 1999.

     In 1998 the Company recognized a gain of approximately $7.1 for the sale of the wigs and hairpieces portion of its business in the United States and included the amount in business consolidation costs and other, net.

     The cash and noncash elements of the restructuring charges recorded in 1999 approximate $38.8 and $1.4, respectively and in 1998 approximated $37.2 and $5.7, respectively.

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

     Details of the charges are as follows:

                                                                   BALANCE                     (UTILIZED) RECEIVED          BALANCE
                                                                  BEGINNING      EXPENSE     --------------------------       END
                                                                   OF YEAR      (INCOME)      CASH            NONCASH       OF YEAR
                                                                   -------      --------      ----            -------       -------
1999
------------------------------------------------
Employee severance and other
  personnel benefits ......................................         $ 24.9        $ 35.3     $ (35.6)         $     -       $ 24.6
Factory, warehouse, office and
  Other costs .............................................           12.1           4.9        (6.2)           (1.4)          9.4
                                                                    ------        ------     --------         -------       -------
                                                                    $ 37.0        $ 40.2     $ (41.8)         $ (1.4)       $ 34.0
                                                                    ======        ======     ========         =======       =======

1998
------------------------------------------------
Employee severance and other
  personnel benefits ......................................          $ 7.8        $ 26.6      $ (9.5)         $    -        $ 24.9
Factory, warehouse, office and
  other costs .............................................            3.2          14.9        (2.4)           (3.6)         12.1
Sale of assets  ...........................................              -          (8.4)        8.4               -             -
Other (expense included in cost of sales)..................              -           2.7           -            (2.7)            -
                                                                    ------        ------     --------         -------       -------
                                                                    $ 11.0        $ 35.8     $  (3.5)         $ (6.3)       $ 37.0
                                                                    ======        ======     ========         =======       =======

1997
------------------------------------------------
Employee severance and other
  personnel benefits  .....................................         $    -        $ 14.2     $  (6.4)         $    -        $  7.8
Factory, warehouse, office and
  other costs..............................................              -           6.4        (1.2)           (2.0)          3.2
Sale of assets ............................................              -          (4.3)        4.3               -             -
Settlement of claim .......................................              -         (12.7)       12.7               -             -
                                                                    ------        ------     --------         -------       -------
                                                                    $    -        $  3.6     $   9.4          $ (2.0)       $ 11.0
                                                                    ======        ======     ========         =======       =======

     As of December 31, 1999 and 1998, the unpaid balance of the business consolidation costs are included in accrued expenses and other in the Company's Consolidated Balance Sheets.

5. ACQUISITIONS

     In 1998 and 1997 the Company consummated acquisitions for a combined purchase price of $62.6 and $51.6 (excluding the acquisition of Cosmetic Center), respectively, with resulting goodwill of $63.7 and $35.8, respectively. These acquisitions were not significant to the Company's results of operations. There were no acquisitions made by the Company in 1999.

6. INVENTORIES




                                                           DECEMBER 31,
                                              ---------------------------------
                                                  1999                 1998
                                              ------------          -----------
    Raw materials and supplies ............     $ 74.1                $ 78.2
    Work-in-process .......................       19.7                  14.4
    Finished goods ........................      184.5                 171.5
                                                ------                ------
                                                $278.3                $264.1
                                                ======                ======


7. PREPAID EXPENSES AND OTHER



                                                           DECEMBER 31,
                                              ---------------------------------
                                                  1999                 1998
                                              ------------          -----------

  Prepaid expenses ........................    $  36.7               $   42.4
  Other ...................................       16.4                   28.2
                                               -------               --------
                                               $  53.1               $   70.6
                                               =======               ========

8. PROPERTY, PLANT AND EQUIPMENT, NET




                                                           DECEMBER 31,
                                              ---------------------------------
                                                  1999                 1998
                                              ------------          -----------

    Land and improvements .................     $  41.3               $  33.8
    Buildings and improvements ............       174.1                 197.3
    Machinery and equipment ...............       222.9                 216.8
    Office furniture and fixtures
      and capitalized software ............       112.5                  88.5
    Leasehold improvements ................        28.1                  37.2
    Construction-in-progress ..............        16.0                  36.9
                                                -------               -------
                                                  594.9                 610.5
    Accumulated depreciation ..............      (258.5)               (231.6)
                                                -------               -------
                                                $ 336.4               $ 378.9
                                                =======               =======


     Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $45.9, $40.5 and $38.4, respectively.

9. ACCRUED EXPENSES AND OTHER

                                                            DECEMBER 31,
                                                    ---------------------------
                                                        1999           1998
                                                    ------------    -----------
  Advertising and promotional costs
     and accrual for sales returns ................   $ 183.5         $ 158.3
  Compensation and related benefits ...............      83.9            68.6
  Interest ........................................      38.1            39.4
  Taxes, other than federal income taxes ..........      16.6            27.5
  Restructuring and business consolidation costs ..      31.4            27.1
  Other ...........................................      56.2            68.8
                                                      -------         -------
                                                      $ 409.7         $ 389.7
                                                      =======         =======

10. SHORT-TERM BORROWINGS

         Products Corporation maintained uncommitted short-term bank lines of credit, that may be borrowed against at any time at December 31, 1999 and 1998 aggregating approximately $65.6 and $88.3, respectively, of which approximately $37.6 and $27.9 were outstanding at December 31, 1999 and 1998, respectively. Interest rates on amounts borrowed under such short-term lines at December 31, 1999 and 1998 ranged from 3.1% to 6.8% and from 2.9% to 8.6%, respectively, excluding Latin American countries in which the Company had outstanding borrowings of approximately $8.3 and $3.5 at December 31, 1999 and 1998, respectively. Compensating balances at December 31, 1999 and 1998 were approximately $14.2 and $10.3, respectively. Interest rates on compensating balances at December 31, 1999 and 1998 ranged from 4.0% to 4.7% and 1.9% to 5.8%, respectively.

11. LONG-TERM DEBT

                                                           DECEMBER 31,
                                                   ----------------------------
                                                       1999             1998
                                                   ------------      ----------

  Working capital lines (a) ...................... $   588.2          $  272.2
  Bank mortgage loan agreement due 2000 (b) ......       9.9              13.6
  9 1/2% Senior Notes due 1999 (c) ...............       -               200.0
  8 1/8% Senior Notes due 2006 (d) ...............     249.4             249.3
  9% Senior Notes due 2006 (e) ...................     250.0             250.0
  8 5/8% Senior Subordinated Notes due 2008 (f) ..     649.8             649.8
  Advances from Holdings (g) .....................      24.1              24.1
  Notes payable due through 2004 .................       0.7               1.0
                                                   ---------          --------
                                                     1,772.1           1,660.0
    Less current portion .........................     (10.2)             (6.0)
                                                   ---------          --------
                                                   $ 1,761.9          $1,654.0
                                                   =========          ========

     (a) In May 1997, Products Corporation entered into the Credit Agreement with a syndicate of lenders, whose individual members change from time to time. The proceeds of loans made under the Credit Agreement were used to repay the loans outstanding under the credit agreement in effect at that time and to redeem the Sinking Fund Debentures. On November 10, 1999, the Credit Agreement was amended as described below.

     The Credit Agreement provides up to $723.0 at December 31, 1999 and consists of five senior secured facilities: $198.0 in two term loan facilities (the "Term Loan Facilities"), a $300.0 multi-currency facility (the "Multi-Currency Facility"), a $175.0 revolving acquisition facility, which may be increased to $375.0 under certain circumstances with the consent of a majority of the lenders (the "Acquisition Facility"), and a $50.0 special standby letter of credit facility (the "Special LC Facility" and together with the Term Loan Facilities, the Multi-Currency Facility and the Acquisition Facility, the "Credit Facilities"). The Multi-Currency Facility is available
(i) to Products Corporation in revolving credit loans denominated in U.S. dollars (the "Revolving Credit Loans"), (ii) to Products Corporation in standby and commercial letters of credit denominated in U.S. dollars (the "Operating Letters of Credit") and (iii) to Products Corporation and certain of its international subsidiaries designated from time to time in revolving credit loans and bankers' acceptances denominated in U.S. dollars and other currencies (the "Local Loans"). At December 31, 1999 and 1998, Products Corporation had approximately $198.0 and $199.0, respectively, outstanding under the Term Loan Facilities, $235.2 and $9.7, respectively, outstanding under the Multi-Currency Facility, $155.0 and $63.5, respectively, outstanding under the Acquisition Facility and $29.8 and $29.0, respectively, of issued but undrawn letters of credit under the Special LC Facility.

     The Credit Facilities (other than loans in foreign currencies) bear interest as of December 31, 1999 at a rate equal to, at Products Corporation's option, either (A) the Alternate Base Rate plus 2.50% (or 3.50% for Local Loans); or (B) the Eurodollar Rate plus 3.50%. Loans in foreign currencies bear interest as of December 31, 1999 at a rate equal to the Eurocurrency Rate or, in the case of Local Loans, the local lender rate, in each case plus 3.50%. The applicable margin is reduced in the event Products Corporation attains certain leverage ratios. Products Corporation pays the lender a commitment fee as of December 31, 1999 of 1/2 of 1% of the unused portion of the Credit Facilities. Under the Multi-Currency Facility, the Company pays the lenders an administrative fee of 1/4% per annum on the aggregate principal amount of specified Local Loans. Products Corporation also paid certain facility and other fees to the lenders and agents upon closing of the Credit Agreement.
Prior to its termination date, the commitments under the Credit Facilities will be reduced by: (i) the net proceeds in excess of $10.0 each year received during such year from sales of assets by Holdings (or certain of its subsidiaries), Products Corporation or any of its subsidiaries (and $25.0 in the aggregate during the term with respect to certain specified dispositions), subject to certain limited exceptions, (ii) certain proceeds from the sales of collateral security granted to the lenders, (iii) the net proceeds from the issuance by Products Corporation or any of its subsidiaries of certain additional debt, (iv) 50% of the excess cash flow of Products Corporation and its subsidiaries (unless certain leverage ratios are attained) and (v) certain scheduled reductions in the case of the Term Loan Facilities, which commenced on May 31, 1998 in the aggregate amount of $1.0 annually over the remaining life of the Credit Agreement, and in the case of the Acquisition Facility, which commenced on December 31, 1999 in the amount of $25.0 and, as of December 31, 1999, in the amounts of $60.0 during 2000, $90.0 during 2001 and $25.0 during 2002 (which reductions will be proportionately increased if the Acquisition Facility is increased). As described below, as a result of the reduction in commitment resulting from the sale of the Company's worldwide professional products line, the originally scheduled reductions in 2000 and 2001 have decreased. The Credit Agreement will terminate on May 30, 2002. The weighted average interest rates on the Term Loan Facilities, the Multi-Currency Facility and the Acquisition Facility were 9.9%, 8.1% and 9.8% at December 31, 1999, respectively, and 8.1%, 9.2% and 8.7% at December 31, 1998, respectively.

     The Credit Facilities, subject to certain exceptions and limitations, are supported by guarantees from Holdings and certain of its subsidiaries, Revlon, Inc., Products Corporation and the domestic subsidiaries of Products Corporation. The obligations of Products Corporation under the Credit Facilities and the obligations under the aforementioned guarantees are secured, subject to certain limitations, by (i) a mortgage on Products Corporation's Phoenix, Arizona facility; (ii) the capital stock of Products Corporation and its domestic subsidiaries, 66% of the capital stock of its first tier foreign subsidiaries and the capital stock of certain subsidiaries of Holdings; (iii) domestic intellectual property and certain other domestic intangibles of (x) Products Corporation and its domestic subsidiaries and (y) certain subsidiaries of Holdings; (iv) domestic inventory and accounts receivable of (x) Products Corporation and its domestic subsidiaries and (y) certain subsidiaries of Holdings; and (v) the assets of certain foreign subsidiary borrowers under the Multi-Currency Facility (to support their borrowings only). The Credit Agreement provides that the liens on the stock and personal property referred to above may be shared from time to time with specified types of other obligations incurred or guaranteed by Products Corporation, such as interest rate hedging obligations, working capital lines and a subsidiary of Products Corporation's yen-denominated credit agreement.

     The Credit Agreement contains various material restrictive covenants prohibiting Products Corporation from (i) incurring additional indebtedness or guarantees, with certain exceptions, (ii) making dividend, tax sharing and other payments or loans to Revlon, Inc. or other affiliates, with certain exceptions, including among others, permitting Products Corporation to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting, regulatory fees such as Securities and Exchange Commission ("Commission") filing fees and other miscellaneous expenses related to being a public holding company, and to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its common stock in connection with the delivery of such common stock to grantees under any stock option plan, provided that the aggregate amount of such dividends and distributions taken together with any purchases of Revlon, Inc. common stock on the market to satisfy matching obligations under an excess savings plan may not exceed $6.0 per annum,

(iii) creating liens or other encumbrances on their assets or revenues, granting negative pledges or selling or transferring any of their assets except in the ordinary course of business, all subject to certain limited exceptions,
(iv) with certain exceptions, engaging in merger or acquisition transactions,
(v) prepaying indebtedness, subject to certain limited exceptions, (vi) making investments, subject to certain limited exceptions, and as described below and
(vii) entering into transactions with affiliates of Products Corporation other than upon terms no less favorable to Products Corporation or its subsidiaries than it would obtain in an arms'-length transaction. In addition to the foregoing, the Credit Agreement contains financial covenants requiring Products Corporation to maintain minimum interest coverage in 2001 and 2002, covenants that limit the leverage ratio of Products Corporation in 2001 and 2002, and covenants that limit the amount of capital expenditures.

     The events of default under the Credit Agreement include a Change of Control (as defined in the Credit Agreement) of Products Corporation, the acceleration of, or certain payment defaults under, indebtedness of REV Holdings in excess of $0.5 (which was eliminated by amendment in March 2000), and other customary events of default for such types of agreements.

     The Credit Agreement contained financial covenants requiring Products Corporation to maintain minimum interest coverage and to limit its leverage ratio, among other things. As a result of the loss from continuing operations before taxes incurred by Products Corporation in the third quarter of 1999, the interest coverage and leverage ratios specified in the Credit Agreement were not achieved at September 30, 1999. On November 10, 1999 the Credit Agreement was amended to (i) eliminate the interest coverage ratio and leverage ratio covenants from the quarter ended September 30, 1999 through the year 2000 and to modify those covenants for the years 2001 and 2002; (ii) add a minimum
EBITDA covenant for each quarter end during the year 2000; (iii) limit the amount that Products Corporation may spend for capital expenditures and investments including acquisitions; (iv) permit the sale of Products Corporation's worldwide professional products line and its non-core Latin American brands Colorama, Juvena, Bozzano and Plusbelle (such sales, the "Asset Sales"); (v) change the reduction of the aggregate commitment that is required upon consummation of any Asset Sale to an amount equal to 60% of the Net Proceeds (as defined in the Credit Agreement) from such Asset Sale as opposed to 100% of such Net Proceeds as provided under the Credit Agreement prior to the amendment; (vi) increase the "applicable margin" by 3/4 of 1% and (vii) permit the amendment of a yen-denominated credit agreement (the "Yen Credit Agreement"). On March 30, 2000, approximately 60% of the $250.5 in Net Proceeds (as that term is defined in the Credit Agreement) from the sale of its worldwide professional products line was used to permanently reduce the aggregate commitment under the Credit Agreement to $572.7. As a result of such commitment reduction, as of March 30, 2000, the aggregate amount outstanding under the Term Loan Facilities was reduced by $79.8 to $118.2, and the aggregate commitments under the Acquisition Facility was reduced by $70.5 to $104.5. The scheduled reductions of the Acquisition Facility will also be reduced such that the total amount of such reductions is equal to the reduced aggregate Acquisition Facility commitment. The scheduled reductions of the Acquisition Facility changed from $60.0 to $35.0 during 2000, from $90.0 to $53.8 during 2001 and from $25.0 to $14.9 during 2002.

     (b) The Pacific Finance & Development Corp., a wholly owned subsidiary of Products Corporation, is the borrower under the Yen Credit Agreement, which had a principal balance of approximately (Yen) 1.0 billion as of December 31, 1999 (approximately $9.9 U.S. dollar equivalent as of December 31, 1999) after giving effect to the payment of approximately (Yen) 539 million (approximately $4.6 U.S. dollar equivalent) in March 1999. On November 12, 1999, the borrower under the Yen Credit Agreement executed an amendment to the Yen Credit Agreement to eliminate the amortization payment due in March 2000 and to provide that the final maturity date of the Yen Credit Agreement will be the earlier of (i) the closing date of the sale of Products Corporation's professional products line and (ii) December 31, 2000. The applicable interest rate at December 31, 1999 under the Yen Credit Agreement was the Euro-Yen rate plus 2.75%, which approximated 3.6%. The interest rate at December 31, 1998 was the Euro-Yen rate plus 2.75%, which approximated 3.5%. In March 2000, the outstanding balance under the Yen Credit Agreement was repaid in accordance with its terms.

     (c) During 1999 Products Corporation redeemed the 9 1/2% Senior Notes due 1999 (the "1999 Notes") with proceeds from the sale of the 9% Senior Notes due 2006 (the "9% Notes").

     (d) The 8 1/8 % Notes due 2006 (the "8 1/8% Notes") are senior unsecured obligations of Products Corporation and rank pari passu in right of payment with all existing and future Senior Debt (as defined in the indenture relating to the 8 1/8% Notes (the "8 1/8% Notes Indenture")) of Products Corporation, including the 1999 Notes until the maturity or earlier retirement thereof, the 9% Notes and the indebtedness under the Credit

Agreement, and are senior to the 8 5/8% Notes and to all future subordinated indebtedness of Products Corporation. The 8 1/8% Notes are effectively subordinated to the outstanding indebtedness and other liabilities of Products Corporation's subsidiaries. Interest is payable on February 1 and August 1.

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

     (e) The 9% Notes are senior unsecured obligations of Products Corporation and rank pari passu in right of payment with all existing and future Senior Debt (as defined in the indenture relating to the 9% Notes (the "9% Notes Indenture")) of Products Corporation, including the 1999 Notes until the maturity or earlier retirement thereof, the 8 1/8% Notes and the indebtedness under the Credit Agreement, and are senior to the 8 5/8% Notes and to all future subordinated indebtedness of Products Corporation. The 9% Notes are effectively subordinated to outstanding indebtedness and other liabilities of Products Corporation's subsidiaries. Interest is payable on May 1 and November 1.

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

     (f) The 8 5/8% Notes due 2008 (the "8 5/8% Notes") are general unsecured obligations of Products Corporation and are (i) subordinate in right of payment to all existing and future Senior Debt (as defined in the indenture relating to the 8 5/8% Notes (the "8 5/8% Notes Indenture")) of Products Corporation, including the 1999 Notes until the maturity or earlier retirement thereof, the 9% Notes, the 8 1/8% Notes and the indebtedness under the Credit Agreement,
(ii) pari passu in right of payment with all future senior subordinated debt, if any, of Products Corporation and (iii) senior in right of payment to all future subordinated debt, if any, of Products Corporation. The 8 5/8% Notes are effectively subordinated to the outstanding indebtedness and other liabilities of Products Corporation's subsidiaries. Interest is payable on February 1 and August 1.

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

     The 8 5/8% Notes Indenture contains covenants that, among other things, limit (i) the issuance of additional debt and redeemable stock by Products Corporation, (ii) the incurrence of liens, (iii) the issuance of debt and preferred stock by Products Corporation's subsidiaries, (iv) the payment of dividends on capital stock of Products Corporation and its subsidiaries and the redemption of capital stock of Products Corporation, (v) the sale of assets and subsidiary stock, (vi) transactions with affiliates, (vii) consolidations, mergers and transfers of all or substantially all of Products Corporation's assets and (viii) the issuance of additional subordinated debt that is senior in right of payment to the 8 5/8% Notes. The 8 5/8% Notes Indenture also prohibits certain restrictions on distributions from subsidiaries. All of these limitations and prohibitions, however, are subject to a number of important qualifications.

     The 1999 Notes Indenture, the 8 1/8% Notes Indenture, the 8 5/8% Notes Indenture and the 9% Notes Indenture contain customary events of default for debt instruments of such type.

     (g) During 1992, Revlon Holdings Inc., the indirect parent of the Company ("Holdings"), made an advance of $25.0 to Products Corporation, evidenced by subordinated noninterest-bearing demand notes. The notes were subsequently adjusted by offsets and additional amounts loaned by Holdings to Products Corporation. In June 1997, Products Corporation borrowed from Holdings approximately $0.5, representing certain amounts received by Holdings from the sale of a brand and the inventory relating thereto. In 1998, approximately $6.8 due to Products Corporation from Holdings was offset against the notes payable to Holdings. At December 31, 1999 the balance of $24.1 is evidenced by noninterest-bearing promissory notes payable to Holdings that are subordinated to Products Corporation's obligations under the Credit Agreement.

     (h) Products Corporation borrows funds from its affiliates from time to time to supplement its working capital borrowings. No such borrowings were outstanding as of December 31, 1999 or 1998. The interest rates for such borrowings are more favorable to Products Corporation than interest rates under the Credit Agreement and, for borrowings occurring prior to the execution of the Credit Agreement, the credit facilities in effect at the time of such borrowing. The amount of interest paid by Products Corporation for such borrowings for 1999, 1998 and 1997 was $0.5, $0.8 and $0.6, respectively.

     The aggregate amounts of long-term debt maturities (at December 31, 1999), in the years 2000 through 2004 are $10.2, $67.5, $545.1, $0 and $0.1, respectively, and $1,149.2 thereafter.

     The Company expects that cash flows from operations and funds from currently available credit facilities and renewals of short-term borrowings will be sufficient to enable the Company to meet its anticipated cash requirements during 2000 on a consolidated basis, including for debt service. However, there can be no assurance that the combination of cash flow from operations, funds from existing credit facilities and renewals of short-term borrowings will be sufficient to meet the Company's cash requirements on a consolidated basis. If the Company is unable to satisfy such cash requirements, the Company could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, restructuring indebtedness, selling other assets or operations, or seeking capital contributions or loans from affiliates of the Company or issuing additional shares of capital stock of Revlon, Inc. Products Corporation has had discussions with an affiliate that is prepared to provide financial support to Products Corporation of up to $40 on appropriate terms through December 31, 2000.

12. FINANCIAL INSTRUMENTS

     As of December 31, 1997, Products Corporation was party to a series of interest rate swap agreements totaling a notional amount of $225.0 in which Products Corporation agreed to pay on such notional amount a variable interest rate equal to the six month LIBOR to its counterparties and the counterparties agreed to pay on such notional amounts fixed interest rates averaging approximately 6.03% per annum. Products Corporation entered into these agreements in 1993 and 1994 (and in the first quarter of 1996 extended a portion equal to a notional amount of $125.0 through December 2001) to convert the interest rate on $225.0 of fixed-rate indebtedness to a variable rate. Products Corporation terminated these agreements in January 1998 and realized a gain of approximately $1.6, which was recognized upon repayment of the hedged indebtedness and is included in the extraordinary item for the early extinguishment of debt. Certain other swap agreements were terminated in 1993 for a gain of $14.0 that was amortized over the original lives of the agreements through 1997. The amortization of the 1993 realized gain in 1997 was approximately $3.1.

     Products Corporation enters into forward foreign exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. At December 31, 1998, Products Corporation had outstanding forward foreign exchange contracts denominated in various currencies of approximately $197.5 and outstanding option contracts of approximately $51.0. Such contracts are entered into to hedge transactions predominantly occurring within twelve months. If Products Corporation had terminated these contracts on December 31, 1998 or the contracts then outstanding on December 31, 1997, no material gain or loss would have been realized. There were no forward foreign exchange or option contracts outstanding on December 31, 1999.

     The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair value of long-term debt at December 31, 1999 and 1998 was approximately $444.2 and $63.1 less than the carrying values of $1,772.1 and $1,660.0, respectively. Because considerable judgment is required in interpreting market data to develop estimates of fair value, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies may be material to the estimated fair value amounts.

     Products Corporation also maintains standby and trade letters of credit with certain banks for various corporate purposes under which Products Corporation is obligated, of which approximately $30.5 and $30.7 (including amounts available under credit agreements in effect at that time) were maintained at December 31, 1999 and 1998, respectively. Included in these amounts are $25.7 and $26.9, respectively, in standby letters of credit, which support Products

Corporation's self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.

     The carrying amounts of cash and cash equivalents, marketable securities, trade receivables, accounts payable and short-term borrowings approximate their fair values.

13. INCOME TAXES

     In June 1992, Holdings, Revlon, Inc., Products Corporation and certain of its subsidiaries, and Mafco Holdings entered into a tax sharing agreement (as subsequently amended, the "Tax Sharing Agreement"), pursuant to which Mafco Holdings has agreed to indemnify Revlon, Inc. and Products Corporation against federal, state or local income tax liabilities of the consolidated or combined group of which Mafco Holdings (or a subsidiary of Mafco Holdings other than Revlon, Inc. and Products Corporation or its subsidiaries) is the common parent for taxable periods beginning on or after January 1, 1992 during which Revlon, Inc. and Products Corporation or a subsidiary of Products Corporation is a member of such group. Pursuant to the Tax Sharing Agreement, for all taxable periods beginning on or after January 1, 1992, Products Corporation will pay to Revlon, Inc., which in turn will pay Holdings, amounts equal to the taxes that such corporation would otherwise have to pay if they were to file separate federal, state or local income tax returns (including any amounts determined to be due as a result of a redetermination arising from an audit or otherwise of the consolidated or combined tax liability relating to any such period which is attributable to Products Corporation), except that Products Corporation will not be entitled to carry back any losses to taxable periods ended prior to January 1, 1992. No payments are required by Products Corporation or Revlon, Inc. if and to the extent that Products Corporation is prohibited under the Credit Agreement from making tax sharing payments to Revlon, Inc. The Credit Agreement prohibits Products Corporation from making any tax sharing payments other than in respect of state and local income taxes. Since the payments to be made by Products Corporation under the Tax Sharing Agreement will be determined by the amount of taxes that Products Corporation would otherwise have to pay if it were to file separate federal, state or local income tax returns, the Tax Sharing Agreement will benefit Mafco Holdings to the extent Mafco Holdings can offset the taxable income generated by Products Corporation against losses and tax credits generated by Mafco Holdings and its other subsidiaries. As a result of net operating tax losses and prohibitions under the Credit Agreement there were no federal tax payments or payments in lieu of taxes pursuant to the Tax Sharing Agreement for 1999, 1998 or 1997. Products Corporation has a liability of $0.9 to Revlon, Inc. in respect of federal taxes for 1997 under the Tax Sharing Agreement.

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

     The Company's (loss) income from continuing operations before income taxes and the applicable provision (benefit) for income taxes are as follows:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                --------------------------------------------------------
(Loss) income from continuing operations before income taxes:         1999               1998                    1997
                                                                ------------         ------------           ------------
        Domestic..............................................  $    (288.5)         $      16.8            $      83.8
        Foreign...............................................        (72.7)               (37.6)                 (15.5)
                                                                ------------         ------------           ------------
                                                                $    (361.2)         $     (20.8)           $      68.3
                                                                ============         ============           ============
Provision (benefit) for income taxes:
        Federal...............................................  $        -           $        -             $       0.9
        State and local.......................................          0.4                  0.6                    1.1
        Foreign...............................................          8.7                  4.4                    7.3
                                                                ------------         ------------           ------------
                                                                $       9.1          $       5.0            $       9.3
                                                                ============         ============           ============
        Current...............................................  $      14.7          $      12.1            $      32.3
        Deferred..............................................          3.3                  0.2                   10.4
        Benefits of operating loss carryforwards..............         (8.8)                (8.2)                 (34.5)
        Carryforward utilization applied to goodwill..........           -                   0.5                    1.1
        Effect of enacted change of tax rates.................         (0.1)                 0.4                     -
                                                                ------------         ------------           ------------
                                                                $       9.1          $       5.0            $       9.3
                                                                ============         ============           ============

     The effective tax rate on (loss) income from continuing operations before income taxes is reconciled to the applicable statutory federal income tax rate as follows:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------------------
                                                                      1999                1998              1997
                                                                ---------------       -------------    -------------
Statutory federal income tax rate.............................      (35.0)%               (35.0)%          35.0 %
State and local taxes, net of federal income tax benefit......        0.1                   1.9             1.1
Foreign and U.S. tax effects attributable to
    operations outside the U.S................................       10.6                  80.6            13.1
Tax write-off of U.S. investment in foreign subsidiary........         -                 (249.7)             -
Nondeductible amortization expense............................        0.8                  14.5             4.5
Change in domestic valuation allowance........................       27.2                 212.2           (43.3)
Other.........................................................       (1.2)                 (0.4)            3.2
                                                                    -------              --------         ------
Effective rate................................................        2.5 %                24.1 %          13.6 %
                                                                    =======              ========         ======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

                                                                                     DECEMBER 31,
                                                                             ----------------------
Deferred tax assets:                                                           1999          1998
                                                                             --------     ---------
        Accounts receivable, principally due to doubtful accounts .....      $    5.0     $    4.2
        Inventories ...................................................          16.8         12.1
        Net operating loss carryforwards - domestic ...................         220.0        188.9
        Net operating loss carryforwards - foreign ....................         122.2        111.0
        Accruals and related reserves .................................          16.1         22.6
        Employee benefits .............................................          43.0         32.5
        State and local taxes .........................................          12.7         13.1
        Self-insurance ................................................           1.8          2.2
        Advertising, sales discounts and returns and coupon redemptions          36.4         30.5
        Other .........................................................          29.3         27.5
                                                                             --------     --------
                Total gross deferred tax assets .......................         503.3        444.6
                Less valuation allowance ..............................        (441.9)      (381.6)
                                                                             --------     --------
                Net deferred tax assets ...............................          61.4         63.0

Deferred tax liabilities:
       Plant, equipment and other assets ..............................         (51.8)       (58.4)
        Other .........................................................          (4.5)        (8.2)
                                                                             --------     --------
                Total gross deferred tax liabilities ..................         (56.3)       (66.6)
                                                                             --------     --------
                Net deferred tax asset (liability) ....................      $    5.1     $   (3.6)
                                                                             ========     ========

     In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income for certain international markets and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of certain deductible differences existing at December 31, 1999.

     The valuation allowance increased by $60.3 and $102.3 during 1999 and 1998, respectively and decreased by $54.5 during 1997.

     During 1999, 1998, and 1997, certain of the Company's foreign subsidiaries used operating loss carryforwards to credit the current provision for income taxes by $8.8, $2.4, and $4.0, respectively. Certain other foreign operations generated losses during 1999, 1998 and 1997 for which the potential tax benefit was reduced by a valuation allowance. During 1998 and 1997, the Company used domestic operating loss carryforwards to credit the deferred provision for income taxes by $5.8 and $12.0, respectively. During 1997, the Company applied domestic operating loss carryforwards to credit the current provision for income taxes by $18.5. At December 31, 1999, the Company had tax loss carryforwards of approximately $969.7 that expire in future years as follows:
2000-$9.2; 2001-$19.9; 2002-$40.0; 2003-$22.1; 2004 and beyond-$694.1;
unlimited-$184.4. The Company could receive the benefit of such tax loss carryforwards only to the extent it has taxable income during the carryforward periods in the applicable jurisdictions. In addition, based upon certain factors, including the amount and nature of gains or losses recognized by Mafco Holdings and its other subsidiaries included in the consolidated federal income tax return, the amount of net operating loss carryforwards attributable to Mafco Holdings and such other subsidiaries and the amounts of alternative minimum tax liability of Mafco Holdings and such other subsidiaries, pursuant to the terms of the Tax Sharing Agreement, all or a portion of the domestic operating loss carryforwards may not be available to the Company should the Company cease being a member of the Mafco Holdings consolidated federal income tax return.

     Appropriate United States and foreign income taxes have been accrued on foreign earnings that have been or are expected to be remitted in the near future. Unremitted earnings of foreign subsidiaries which have been, or are currently intended to be, permanently reinvested in the future growth of the business aggregated approximately $13.3 at December 31, 1999, excluding those amounts which, if remitted in the near future, would not result in significant additional taxes under tax statutes currently in effect.

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

     Information regarding the Company's significant pension and other postretirement plans at the dates indicated is as follows:

                                                                                       OTHER POSTRETIREMENT
                                                                       PENSION PLANS         BENEFITS
                                                                   ------------------  --------------------
                                                                                 DECEMBER 31,
                                                                   ----------------------------------------
                                                                     1999       1998      1999       1998
                                                                   -------    -------    ------    -------
Change in Benefit Obligation:
   Benefit obligation - September 30 of prior year...........      $(438.6)   $(364.8)   $ (9.3)   $ (8.7)
   Service cost..............................................        (16.0)     (12.8)     (0.1)     (0.1)
   Interest cost.............................................        (28.7)     (27.0)     (0.7)     (0.7)
   Plan amendments...........................................           -         0.2        -         -
   Actuarial (loss) gain.....................................         46.8      (51.6)      0.3      (0.3)
   Curtailments..............................................           -         0.6        -         -
   Benefits paid.............................................         19.1       17.6       0.6       0.5
   Foreign exchange..........................................           -        (0.1)       -         -
   Plan participant contributions............................         (0.8)      (0.7)       -         -
                                                                   -------    -------    ------    ------
   Benefit obligation - September 30 of current year.........       (418.2)    (438.6)     (9.2)     (9.3)
                                                                   -------    -------    ------    ------
 Change in Plan Assets:
   Fair value of plan assets - September 30 of prior year....        286.0      306.9        -         -
   Actual return (loss) on plan assets.......................         52.1       (6.5)       -         -
   Employer contributions....................................          4.5        3.5       0.6       0.5
   Plan participant contributions............................          0.8        0.7        -         -
   Benefits paid.............................................        (19.1)     (17.6)     (0.6)     (0.5)
   Foreign exchange..........................................         (0.6)      (1.0)       -         -
                                                                   -------    -------    ------    ------
   Fair value of plan assets - September 30 of current year..        323.7      286.0        -         -
                                                                   -------    -------    ------    ------
 Funded status of plans......................................        (94.5)    (152.6)     (9.2)     (9.3)
 Amounts contributed to plans during fourth quarter..........          1.2        1.0       0.1       0.1
 Unrecognized net loss (gain)................................         19.0       96.6      (1.6)     (1.4)
 Unrecognized prior service cost.............................          5.5        7.3        -         -
 Unrecognized net (asset) obligation.........................         (0.7)      (0.9)       -         -
                                                                   -------    -------    ------    ------
   Accrued benefit cost......................................      $ (69.5)   $ (48.6)   $(10.7)   $(10.6)
                                                                   =======    =======    ======    ======
 Amounts recognized in the Consolidated Balance Sheets
   consist of:
   Prepaid expenses..........................................      $   6.3    $   8.7    $   -     $   -
   Other long-term liabilities...............................        (81.4)     (98.6)    (10.7)    (10.6)
   Intangible asset..........................................           -         7.8        -         -
   Accumulated other comprehensive loss......................          4.9       32.5        -         -
   Due from affiliate........................................          0.7        1.0       1.6       1.7
                                                                   -------    -------    ------    ------
                                                                   $ (69.5)   $ (48.6)   $ (9.1)   $ (8.9)
                                                                   =======    =======    ======    ======


     The following weighted-average assumptions were used in accounting for the plans.

                                                 U.S. PLANS             INTERNATIONAL PLANS
                                             --------------------       -------------------
                                             1999    1998    1997       1999   1998   1997
                                             ----    ----    ----       ----   ----   ----
Discount rate.............................   7.50%   6.75%   7.75%      6.5%   6.2%    7.1%
Expected return on plan assets............    9.5     9.0     9.0       9.2    9.6    10.1
Rate of future compensation increases.....    5.3     5.3     5.3       4.5    4.9     5.3

     The components of net periodic benefit cost for the plans are as follows:

                                                   PENSION PLANS                      OTHER POSTRETIREMENT BENEFITS
                                         -----------------------------------    --------------------------------------
                                                                    YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------------------------------
                                          1999        1998           1997          1999          1998          1997
                                         ------     --------       --------      --------      --------       --------
Service cost...........................  $ 16.0      $  12.8       $   11.7       $  0.1        $  0.1        $  0.1
Interest cost..........................    28.7         27.0           26.0          0.7           0.7           0.7
Expected return on plan assets.........   (26.6)       (27.4)         (23.0)           -             -             -
Amortization of prior service cost.....     1.7          1.8            1.8            -             -             -
Amortization of net transition asset...    (0.2)        (0.2)          (0.2)           -             -             -
Amortization of actuarial loss (gain)..     5.0          1.0            1.2         (0.3)         (0.3)         (0.2)
Settlement loss........................       -            -            0.2            -              -            -
Curtailment loss.......................       -          0.3            0.1            -             -             -
                                        -------      -------       --------       ------        ------        ------
                                           24.6         15.3           17.8          0.5           0.5           0.6
Portion allocated to Holdings..........    (0.3)        (0.3)          (0.3)         0.1           0.1           0.1
                                        -------      -------       --------       ------        ------        ------
                                        $  24.3      $  15.0       $   17.5       $  0.6        $  0.6        $  0.7
                                        =======      =======       ========       ======        ======        ======

     Where the accumulated benefit obligation exceeded the related fair value of plan assets, the projected benefit obligations, accumulated benefit obligation, and fair value of plan assets for the Company's pension plans are as follows:

                                                           DECEMBER 31,
                                           -------------------------------------
                                              1999         1998         1997
                                           ---------   -----------   ----------
Projected benefit obligation...........     $  61.2       $  428.2    $   55.5
Accumulated benefit obligation.........        53.0          370.5        45.2
Fair value of plan assets..............         0.7          276.3         1.9


15. STOCK COMPENSATION PLAN

     Since March 5, 1996, Revlon, Inc. has had a stock-based compensation plan as amended and restated as of February 12, 1999 (the "Plan"), which is described below. Products Corporation applies APB Opinion No. 25 and its related interpretations in accounting for the Plan. Under APB Opinion No. 25, because the exercise price of employee stock options under the Plan equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized. Had compensation cost for the Plan been determined consistent with SFAS No. 123, Products Corporation's net (loss) income of $(370.3) for 1999, $(141.7) for 1998, and $44.8 for 1997 would have been changed to the pro forma amounts of $(396.0) for 1999, $(165.3) 1998 and $32.5 for 1997. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model assuming no dividend yield, expected volatility of approximately 68% in 1999, 56% in 1998, and 39% in 1997; weighted average risk-free interest rate of 5.48% in 1999, 5.37% in 1998, and 6.54% in 1997; and a seven year expected average life for the Plan's options issued in 1999, 1998 and 1997. The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

     Under the Plan, options may be granted to its employees for up to an aggregate of 7.0 million shares of Revlon, Inc. Class A Common Stock. Non-qualified options granted under the Plan have a term of 10 years during which the holder can purchase shares of Revlon, Inc. Class A Common Stock at an exercise price which must be not less than the market price on the date of the grant. Option grants vest over service periods that range from one to five years, except as disclosed below. Options granted in February 1999 with an original four year vesting term were modified in May 1999 to allow the options to become fully vested on the first anniversary date of the grant. During each of 1999, 1998 and 1997, Revlon, Inc. granted to Mr. Perelman, Chairman of the Board, options to purchase 300,000 shares of Revlon, Inc. Class A Common Stock, which grants will vest in full on the fifth anniversary of the grant dates as to the 1998 and 1997 grants and which vested 100% on the date of grant as to the 1999 grant. At

December 31, 1999, 1998 and 1997 there were 1,850,050, 403,950 and 98,450 options exercisable under the Plan, respectively.

     A summary of the status of the Plan as of December 31, 1999, 1998 and 1997 and changes during the years then ended is presented below:

                                       SHARES          WEIGHTED AVERAGE
                                        (000)            EXERCISE PRICE
                                      ----------      ----------------------
Outstanding at December 31, 1996...       891.1            $24.37

Granted............................     1,485.5             32.64
Exercised..........................       (12.1)            24.00
Forfeited..........................       (85.1)            29.33
                                        --------
Outstanding at December 31, 1997...     2,279.4             29.57

Granted............................     1,707.8             36.65
Exercised..........................       (55.9)            26.83
Forfeited..........................      (166.8)            32.14
                                        --------
Outstanding at December 31, 1998...     3,764.5             32.71

Granted............................     2,456.7             16.89
Exercised..........................        (5.8)            27.94
Forfeited..........................      (444.2)            27.03
                                        --------
Outstanding at December 31, 1999...     5,771.2             26.42
                                        ========

     The weighted average fair value of options granted during 1999, 1998 and 1997 approximated $10.65, $22.26, and $16.42, respectively.

     The following table summarizes information about the Plan's options outstanding at December 31, 1999:


                                      OUTSTANDING                                    EXERCISABLE
                        --------------------------------------------       ------------------------------
                                        WEIGHTED
   RANGE                                AVERAGE         WEIGHTED                         WEIGHTED
    OF                   NUMBER          YEARS           AVERAGE          NUMBER          AVERAGE
EXERCISE PRICES         OF OPTIONS     REMAINING      EXERCISE PRICE    OF OPTIONS      EXERCISE PRICE
-----------------     -------------  -------------   ----------------  ------------   -------------------
$9.31 to $17.13         1,698.7            9.21           $14.07           371.8          $15.11
18.50 to 29.88          1,374.3            7.25            24.03           667.9           24.04
31.38 to 33.88            946.8            6.56            31.40           482.1           31.41
34.00 to 53.56          1,751.4            7.53            37.59           328.3           35.19
                        -------                                          -------
9.31 to 53.56           5,771.2                                          1,850.1
                        =======                                          =======

16. RELATED PARTY TRANSACTIONS

TRANSFER AGREEMENTS

     In June 1992, Revlon, Inc. and Products Corporation entered into an asset transfer agreement with Holdings, which is an indirect parent of the Company and certain of its wholly owned subsidiaries (the "Asset Transfer Agreement"), and Revlon, Inc. and Products Corporation entered into a real property asset transfer agreement with Holdings (the "Real Property Transfer Agreement" and, together with the Asset Transfer Agreement, the "Transfer Agreements"), and pursuant to such agreements, on June 24, 1992 Holdings transferred assets to Products Corporation and Products Corporation assumed all the liabilities of Holdings, other than certain specifically excluded assets and liabilities (the liabilities excluded are referred to as the "Excluded Liabilities"). Certain consumer products lines sold in demonstrator-assisted distribution channels considered not integral to the Company's business and which historically had not been profitable (the "Retained Brands") and certain of the assets and liabilities were retained by Holdings. Holdings agreed to indemnify Revlon, Inc. and Products Corporation against losses arising from the Excluded Liabilities, and Revlon, Inc. and Products Corporation agreed to indemnify Holdings against losses arising from the liabilities assumed by Products Corporation. The amounts reimbursed by Holdings to Products Corporation for the Excluded Liabilities for 1999, 1998 and 1997 were $0.5, $0.6 and $0.4, respectively.

     Certain assets and liabilities relating to divested businesses were transferred to Products Corporation on the transfer date and any remaining balances as of December 31 of the applicable year have been reflected in the Company's Consolidated Balance Sheets as of such dates. At December 31, 1999 and 1998, the amounts reflected in the Company's Consolidated Balance Sheets aggregated a net liability of $23.6, of which $5.2 is included in accrued expenses and other and $18.4 is included in other long-term liabilities as of both dates.

OPERATING SERVICES AGREEMENT

     In June 1992, Revlon, Inc., Products Corporation and Holdings entered into an operating services agreement (as amended and restated, and as subsequently amended, the "Operating Services Agreement") pursuant to which Products Corporation has manufactured, marketed, distributed, warehoused and administered, including the collection of accounts receivable, the Retained Brands for Holdings. Pursuant to the Operating Services Agreement, Products Corporation was reimbursed an amount equal to all of its and Revlon, Inc.'s direct and indirect costs incurred in connection with furnishing such services, net of the amounts collected by Products Corporation with respect to the Retained Brands, payable quarterly. The net amounts due from Holdings to Products Corporation for such direct and indirect costs plus a fee equal to 5% of the net sales of the Retained Brands for 1998 and 1997 were $0.9 (which amount was offset against certain notes payable to Holdings) and $1.7, respectively.

REIMBURSEMENT AGREEMENTS

     Revlon, Inc., Products Corporation and MacAndrews Holdings have entered into reimbursement agreements (the "Reimbursement Agreements") pursuant to which (i) MacAndrews Holdings is obligated to provide (directly or through affiliates) certain professional and administrative services, including employees, to Revlon, Inc. and its subsidiaries, including Products Corporation, and purchase services from third party providers, such as insurance and legal and accounting services, on behalf of Revlon, Inc. and its subsidiaries, including Products Corporation, to the extent requested by Products Corporation, and (ii) Products Corporation is obligated to provide certain professional and administrative services, including employees, to MacAndrews Holdings (and its affiliates) and purchase services from third party providers, such as insurance and legal and accounting services, on behalf of MacAndrews Holdings (and its affiliates) to the extent requested by MacAndrews Holdings, provided that in each case the performance of such services does not cause an unreasonable burden to MacAndrews Holdings or Products Corporation, as the case may be. The Company reimburses MacAndrews Holdings for the allocable costs of the services purchased for or provided to the Company and its subsidiaries and for reasonable out-of-pocket expenses incurred in connection with the provision of such services. MacAndrews Holdings (or such affiliates) reimburses the Company for the allocable costs of the services purchased for or provided to MacAndrews Holdings (or such affiliates) and for the reasonable out-of-pocket expenses incurred in connection with the purchase or provision of such services. The net amounts reimbursed by MacAndrews Holdings to the Company for the services provided under the Reimbursement Agreements for 1999, 1998 and 1997 were $0.5, $3.1 ($0.2 of which was offset against certain notes payable to Holdings), and $4.0, respectively. Each of Revlon, Inc. and Products Corporation, on the one hand, and MacAndrews Holdings, on the other, has agreed to indemnify the other party for losses arising out of the provision of services by it under the Reimbursement Agreements other than losses resulting from its willful misconduct or gross negligence. The Reimbursement Agreements may be terminated by either party on 90 days' notice. The Company does not intend to request services under the Reimbursement Agreements unless their costs would be at least as favorable to the Company as could be obtained from unaffiliated third parties.

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

OTHER

     Pursuant to a lease dated April 2, 1993 (the "Edison Lease"), Holdings leased to Products Corporation the Edison research and development facility for a term of up to 10 years with an annual rent of $1.4 and certain shared operating expenses payable by Products Corporation, which, together with the annual rent, were not to exceed $2.0 per year. Pursuant to an assumption agreement dated February 18, 1993, Holdings agreed to assume all costs and expenses of the ownership and operation of the Edison facility as of January 1, 1993, other than (i) the operating expenses for which Products Corporation was responsible under the Edison Lease and (ii) environmental claims and compliance costs relating to matters that occurred prior to January 1, 1993 up to an amount not to exceed $8.0 (the amount of such claims and costs for which Products Corporation is responsible, the "Environmental Limit"). In addition, pursuant to such assumption agreement, Products Corporation agreed to indemnify Holdings for environmental claims and compliance costs relating to matters that occurred prior to January 1, 1993 up to an amount not to exceed the Environmental Limit and Holdings agreed to indemnify Products Corporation for environmental claims and compliance costs relating to matters that occurred prior to January 1, 1993 in excess of the Environmental Limit and all such claims and costs relating to matters occurring on or after January 1, 1993. Pursuant to an occupancy agreement, during 1998 and 1997 Products Corporation rented from Holdings a portion of the administration building located at the Edison facility and space for a retail store of Products Corporation's now discontinued retail operation. Products Corporation provided certain administrative services, including accounting, for Holdings with respect to the Edison facility pursuant to which Products Corporation paid on behalf of Holdings costs associated with the Edison facility and was reimbursed by Holdings for such costs, less the amount owed by Products Corporation to Holdings pursuant to the Edison Lease and the occupancy agreement. In August 1998, Holdings sold the Edison facility to an unrelated third party, which assumed substantially all liability for environmental claims and compliance costs relating to the Edison facility, and in connection with the sale, Products Corporation terminated the Edison Lease and entered into a new lease with the new owner. Holdings agreed to indemnify Products Corporation to the extent rent under the new lease exceeds rent that would have been payable under the terminated Edison Lease had it not been terminated. The net amount reimbursed by Holdings to Products Corporation with respect to the Edison facility for 1999, 1998 and 1997 was $0.2, $0.5, and $0.7, respectively.

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

     On February 2, 1998, Revlon Escrow Corp., an affiliate of Products Corporation, issued and sold in a private placement $650.0 aggregate principal amount of 8 5/8% Notes and $250.0 aggregate principal amount of 8 1/8% Notes, with the net proceeds deposited into escrow. The proceeds from the sale of the 8 5/8% and 8 1/8% Notes were used to finance the redemption of Products Corporation's $555.0 aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2003 (the "Senior Subordinated Notes") and $260.0 aggregate principal amount of 9 3/8% Senior Notes due 2001 (the "Senior Notes" and, together with the Senior Subordinated Notes, the "Old Notes"). Products Corporation delivered a redemption notice to the holders of the Senior Subordinated Notes for the redemption of the Senior Subordinated Notes on March 4, 1998, at which time Products Corporation assumed the obligations under the 8 5/8% Notes and the related indenture (the "8 5/8% Notes Assumption"), and to the holders of the Senior Notes for the redemption of the Senior Notes on April 1, 1998, at which time Products Corporation assumed the obligations under the 8 1/8% Notes and the related indenture (the "8 1/8% Notes Assumption" and, together with the 8 5/8% Notes Assumption, the "Assumption"). A nationally recognized investment banking firm rendered its written opinion that the Assumption, upon consummation of the redemptions of the Old Notes, and the subsequent release from escrow to Products Corporation of any remaining net proceeds from the sale of the 8 5/8% and 8 1/8% Notes are fair from a financial standpoint to Products Corporation under the 1999 Notes Indenture.

     Products Corporation leases certain facilities to MacAndrews & Forbes or its affiliates pursuant to occupancy agreements and leases. These included space at Products Corporation's New York headquarters and at Products Corporation's offices in London during 1999, 1998 and 1997 and in Hong Kong during 1997 and the first half of 1998. The rent paid to Products Corporation for 1999, 1998 and 1997 was $1.1, $2.9 and $3.8, respectively.

     Products Corporation's Credit Agreement is supported by, among other things, guarantees from Holdings and certain of its subsidiaries. The obligations under such guarantees are secured by, among other things, the capital stock and certain assets of certain subsidiaries of Holdings.

     During 1998, Products Corporation made advances of $0.25, $0.3 and $0.4 to Mr. Fellows, Ms. Dwyer and Mr. Levin, respectively, which advances were repaid in 1999.

     During 1999, Products Corporation made an advance of $0.4 to Mr. Nugent.

     During 1997, Products Corporation used an airplane owned by a corporation of which Messrs. Gittis and Drapkin were the sole stockholders, for which Products Corporation paid approximately $0.2 in 1997.

     During 1998 and 1997, Products Corporation purchased products from a company that was its affiliate during part of 1998 and all of 1997, for which it paid approximately $0.4 and $0.9, respectively.

     During 1997, Products Corporation provided licensing services to a company that was its affiliate during 1997 and part of 1998, for which Products Corporation was paid approximately $0.7 in 1997. In connection with the termination of the licensing arrangement and its agreement to provide consulting services during 1998, Products Corporation received payments of $2.0 in 1998 and an additional $1.0 in 1999.

     A company that was an affiliate of Products Corporation during part of 1999, and during 1998 and 1997 assembled lipstick cases for Products Corporation. Products Corporation paid approximately $0.1, $1.1, and $0.9 for such services for 1999, 1998 and 1997, respectively.

     During 1999, Products Corporation made payments of $0.1 to a fitness center, an interest in which is owned by members of Mr. Drapkin's immediate family, for discounted health club dues for an executive health program of Products Corporation.

17. COMMITMENTS AND CONTINGENCIES

     The Company currently leases manufacturing, executive, including research and development, and sales facilities and various types of equipment under operating lease agreements. Rental expense was $42.8, $43.7 and $46.1 for the years ended December 31, 1999, 1998 and 1997, respectively. Minimum rental commitments under all noncancelable leases, including those pertaining to idled facilities, with remaining lease terms in excess of one year from December 31, 1999 aggregated $126.9; such commitments for each of the five years subsequent to December 31, 1999 are $31.2, $28.2, $25.1, $12.5 and $5.4, respectively.
Such amounts exclude the minimum rentals to be received by the Company in the future under noncancelable subleases of $17.4.

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

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)



     The following is a summary of the unaudited quarterly results of operations:

                                                                                 YEAR ENDED DECEMBER 31, 1999
                                                        ---------------------------------------------------------------------
                                                             1ST                2ND               3RD                 4TH
                                                           QUARTER            QUARTER           QUARTER              QUARTER
                                                        ------------        -----------        ----------         -----------
Net sales .............................................    $ 441.1            $ 553.4           $ 452.4            $  414.4
Gross profit ..........................................      285.4              368.5             282.4               238.9
Loss from continuing operations .......................      (33.9)(a)           (3.6)(a)        (164.4)(a)          (168.4)(a)
Net loss...............................................      (33.9)              (3.6)           (164.4)             (168.4)

                                                                                 YEAR ENDED DECEMBER 31, 1998
                                                        ---------------------------------------------------------------------
                                                             1ST                2ND               3RD                 4TH
                                                           QUARTER            QUARTER           QUARTER              QUARTER
                                                        ------------        -----------        ----------         -----------

Net sales .............................................   $ 497.8             $ 575.3           $ 548.6             $ 630.5
Gross profit ..........................................     334.5               381.3             362.5               408.2
(Loss) income from continuing operations ..............     (15.0)               12.3              13.0 (b)           (36.1) (b)
Loss from discontinued operations .....................      (4.6)              (26.9)              -                 (32.7)
Extraordinary items-early extinguishments of debt .....     (38.2)              (13.5)              -                   -
Net (loss) income .....................................     (57.8)              (28.1)             13.0               (68.8)

(a) Includes business consolidation costs of $8.2, $9.5, $4.4 and $18.1 in the first, second, third and fourth quarters, respectively. (See Note 4). Additionally the fourth quarter includes $22.0 of executive separation costs.

(b) Includes a non-recurring gain of $7.1 in the third quarter and business consolidation costs of $42.9 in the fourth quarter (See Note 4).

19. GEOGRAPHIC INFORMATION

     The Company manages its business on the basis of one reportable operating segment. See Note 1 for a brief description of the Company's business. As of December 31, 1999, the Company had operations established in 28 countries outside of the United States and its products are sold throughout the world. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. The Company's operations in Brazil have accounted for approximately 4.1%, 5.4% and 5.8% of the Company's net sales for 1999, 1998 and 1997, respectively. Net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold. During 1999, 1998 and 1997, Wal-Mart and its affiliates accounted for approximately 13.1%, 10.1% and 10.3% of the Company's consolidated net sales, respectively. Although the loss of Wal-Mart as a customer could have an adverse effect on the Company, the Company believes that its relationship with Wal-Mart is satisfactory and the Company has no reason to believe that Wal-Mart will not continue as a customer.

GEOGRAPHIC AREAS:                                                               YEAR ENDED DECEMBER 31,
                                                        -------------------------------------------------------------
        Net sales:                                          1999                    1998                    1997
                                                        -----------            ------------              -----------
           United States ...........................    $   1,046.2            $    1,343.7              $    1,304.9
           International ...........................          815.1                   908.5                     933.7
                                                        -----------            ------------              ------------
                                                        $   1,861.3            $    2,252.2              $    2,238.6
                                                        ===========            ============              ============

                                                                    DECEMBER 31,
                                                        -----------------------------------
        Long-lived assets:                                 1999                     1998
                                                        -----------            ------------
           United States ...........................    $     611.3            $      637.9
           International ...........................          259.4                   287.4
                                                        -----------            ------------
                                                        $     870.7            $      925.3
                                                        ===========            ============

CLASSES OF SIMILAR PRODUCTS:                                                    YEAR ENDED DECEMBER 31,
                                                        -------------------------------------------------------------
        Net sales:                                          1999                    1998                    1997
                                                        -----------            ------------              -----------
           Cosmetics, skin care and fragrances .....    $   1,001.8            $    1,309.7              $   1,319.6
           Personal care and professional ..........          859.5                   942.5                    919.0
                                                        -----------            ------------              -----------
                                                        $   1,861.3            $    2,252.2              $   2,238.6
                                                        ===========            ============              ===========

20. Subsequent Event

     On March 30, 2000, the Company completed the disposition of its worldwide professional products line, including professional hair care for use in and resale by professional salons, ethnic hair and personal care products, Natural Honey skin care and certain regional toiletries brands, for $315 in cash, before adjustments, plus $10 in purchase price payable in the future, contingent upon the purchasers' achievement of certain rates of return on their investment. The disposition involved the sale of certain of the Company's subsidiaries throughout the world devoted to the professional products line, as well as assets dedicated exclusively or primarily to the lines being disposed. The worldwide professional products line was purchased by a company formed by CVC Capital Partners, the Colomer family and other investors, led by Carlos Colomer, a former manager of the line that was sold, following arms'-length negotiation of the terms of the purchase agreement therefor, including the determination of the amount of the consideration.

                                                               SCHEDULE II

             REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN MILLIONS)


                                                           BALANCE AT     CHARGED TO                   BALANCE
                                                           BEGINNING       COST AND       OTHER        AT END
                                                           OF YEAR         EXPENSES     DEDUCTIONS     OF YEAR
                                                           ----------    -----------   -----------    ---------
YEAR ENDED DECEMBER 31, 1999:
Applied against asset accounts:
  Allowance for doubtful accounts......................     $  14.0         $   7.7      $  (7.1)(1)    $  14.6
  Allowance for volume and early payment
    discounts..........................................     $  14.5         $  42.5      $ (44.4)(2)    $  12.6


YEAR ENDED DECEMBER 31, 1998:
Applied against asset accounts:
  Allowance for doubtful accounts......................     $  12.0         $   4.5      $  (2.5)(1)    $  14.0
  Allowance for volume and early payment
    discounts..........................................     $  13.9         $  44.8      $ (44.2)(2)    $  14.5


YEAR ENDED DECEMBER 31, 1997:
Applied against asset accounts:
  Allowance for doubtful accounts......................     $  12.9         $   3.6      $  (4.5)(1)    $  12.0
  Allowance for volume and early payment
    discounts..........................................     $  12.0         $  46.8      $ (44.9)(2)    $  13.9

---------------
Notes:
(1) Doubtful accounts written off, less recoveries, reclassifications and foreign currency translation adjustments.

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

                     Revlon Consumer Products Corporation
                                 (Registrant)

By: /s/  Jeffrey M. Nugent
-------------------------
Jeffrey M. Nugent
President,
Chief Executive Officer
and Director

By: /s/    Frank J. Gehrmann
----------------------------------------
Frank J. Gehrmann
Executive Vice
President and
Chief Financial Officer

By: /s/    Laurence Winoker
----------------------------------------
Laurence Winoker
Senior Vice President,
Corporate Controller
and Treasurer

Dated: March 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on March 30, 2000 and in the capacities indicated.

Signature                              Title

*
-----------------------------------
(Ronald O. Perelman)                   Chairman of the Board and Director

*
-----------------------------------
(Howard Gittis)                        Director

/s/ Jeffrey M. Nugent
-----------------------------------
  (Jeffrey M. Nugent)                  President, Chief Executive Officer
                                        and Director
*
-----------------------------------
 (Donald G. Drapkin)                   Director

*
-----------------------------------
 (Edward J. Landau)                    Director

* Robert K. Kretzman, by signing his name hereto, does hereby sign this report on behalf of the directors of the registrant after whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.


By: /s/ Robert K. Kretzman
--------------------------------
Robert K. Kretzman
Attorney-in-fact