Form 10-K
period 2000-12-31
REVLON CONSUMER PRODUCTS CORP
filed 2001-04-02
CIK 890547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- --                                 ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR


   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- --                                 ACT OF 1934

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

                                                  NAME OF EACH EXCHANGE
  TITLE OF EACH CLASS                             ON WHICH REGISTERED
===============================================================================


===============================================================================

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

         THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT IS NOT APPLICABLE AS THERE IS NO PUBLIC MARKET THEREFOR. ALL SHARES OF COMMON STOCK ARE HELD BY ONE AFFILIATE. THE NUMBER OF OUTSTANDING SHARES OF THE REGISTRANT'S COMMON STOCK, AS OF MARCH 8, 2001, WAS 1,000.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

         Revlon Consumer Products Corporation ("Products Corporation" and together with its subsidiaries, the "Company") manufactures, markets and sells an extensive array of cosmetics and skin care, fragrances and personal care products. REVLON is one of the world's best known names in cosmetics and is a leading mass market cosmetics brand. The Company believes that its global brand name recognition, product quality and marketing experience have enabled it to create one of the strongest consumer brand franchises in the world, with products sold worldwide. The Company's products are marketed under such well-known brand names as REVLON, COLORSTAY, REVLON AGE DEFYING, ALMAY and ULTIMA in cosmetics; MOON DROPS, ETERNA 27, ULTIMA and JEANNE GATINEAU in skin care; CHARLIE and FIRE & ICE in fragrances; and FLEX, OUTRAGEOUS, MITCHUM, COLORSTAY, COLORSILK, JEAN NATE, BOZZANO and COLORAMA in personal care products. To further strengthen its consumer brand franchises, the Company markets each core brand with a distinct and uniform global image, including packaging and advertising, while retaining the flexibility to tailor products to local and regional preferences.

         The Company was founded by Charles Revson, who revolutionized the cosmetics industry by introducing nail enamels matched to lipsticks in fashion colors over 65 years ago. Today, the Company has leading market positions in many of its principal product categories in the United States self-select distribution channel. The Company's leading market positions for its REVLON brand products include the number one positions in lip makeup and nail enamel (which the Company has occupied for the past 24 years). The Company also has leading market positions in several product categories in certain markets outside of the United States, including in Australia, Brazil, Canada, Mexico and South Africa.

         All United States market share and market position data herein for the Company's brands are based upon retail dollar sales, which are derived from ACNielsen data. ACNielsen measures retail sales volume of products sold in the United States self-select distribution channel. Such data represent ACNielsen's estimates based upon data gathered by ACNielsen from market samples and are therefore subject to some degree of variance.

RECENT DEVELOPMENTS

         During the fourth quarter of 2000, the Company shutdown its manufacturing operations in Mississauga, Canada and began closing its facility in Phoenix, Arizona, which is expected to be substantially completed by June 2001. The Company will shift production from these facilities to its Oxford, North Carolina facility. The Company also announced the shutdown of its facility in New Zealand in the fourth quarter of 2000, and consolidated such operations into the Company's facility in Australia. The Company estimates that the costs of closing these facilities and relocating manufacturing will result in charges of $55 million to $60 million. These costs principally include compensation and related costs, relocation costs and write-downs of assets. Net cash expenditures (after the proceeds from the sale of assets) are estimated to be $30 million to $35 million. The Company expects that these planned actions, when fully implemented, will result in annual savings of $25 million to $30 million.

         In October 2000, the Company announced changes in the way it goes to market with its U.S. retail partners designed to increase consumption of the Company's products and drive market growth. The new terms of trade became effective January 1, 2001, with a transition during the fourth quarter of 2000. They include increased in-store coverage, incentives for retailers intended to encourage more efficient ordering and shipping and to lower merchandise return rates and rewards for increased consumer sell-through.

         In January 2001 (effective December 31, 2000), Products Corporation and its bank lenders entered into an amendment to the Credit Agreement (as hereinafter defined), to (i) eliminate the interest coverage ratio and leverage ratio covenants for 2001; (ii) add a minimum cumulative EBITDA covenant for each quarter end during the year 2001; (iii) modify the definition of EBITDA beginning with the quarterly period ended December 31, 2000; (iv) limit the amount that Products Corporation may spend for capital expenditures; (v) permit the sale of certain of Products Corporation's non-core assets; (vi) permit Products Corporation to retain 100% of the Net Proceeds (as defined in the Credit Agreement) from such asset sales; (vii) increase the "applicable margin" by 1/2 of 1%; and

(viii) require Products Corporation to provide a mortgage on its facility in Oxford, North Carolina as security for its obligations under the Credit Agreement.

PRODUCTS

         The Company manufactures and markets a variety of products worldwide. The following table sets forth the Company's principal brands.


=======================================================================================================================
       BRAND                   COSMETICS                SKIN CARE               FRAGRANCES                 PERSONAL
                                                                                                             CARE
                                                                                                           PRODUCTS
=======================================================================================================================

REVLON                  Revlon, ColorStay,          Moon Drops,           Charlie, Charlie Red,    Flex, Outrageous,
                        Revlon Age Defying,         Revlon Results,       Charlie White,           Aquamarine,
                        Super Lustrous,             Eterna 27             Ciara, Fire & Ice        Mitchum,
                        Revlon MoistureStay,                                                       Lady Mitchum,
                        Moon Drops,                                                                Hi & Dri,
                        Line & Shine,                                                              ColorStay,
                        New Complexion,                                                            Colorsilk,
                        Top Speed, Revlon Wet/Dry,                                                 Frost & Glow,
                        EveryLash, Timeliner                                                       Jean Nate, Revlon
                                                                                                   Implements


ALMAY                   Almay, Time-Off,            Time-Off,                                      Almay
                        Amazing, One Coat,          Moisture Balance,
                        Stay Smooth,                Moisture Renew,
                        Skin Stays Clean,           Stay Clean
                        Moisture Balance
ULTIMA                  Ultima, Beautiful           Glowtion, Vital
                        Nutrient, Wonderwear,       Radiance, CHR
                        The Nakeds, Full
                        Moisture
SIGNIFICANT             Colorama, Juvena,           Jeanne Gatineau       Charlie Gold             Bozzano, Colorama,
REGIONAL BRANDS         Jeanne Gatineau,                                                           ZP11
                        Cutex, StreetWear
=======================================================================================================================


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

         The Company markets several different lines of REVLON lip makeup (which includes lipstick, lip gloss and liner). The Company's COLORSTAY lipcolor, which uses patented transfer-resistant technology that provides long wear, is produced in approximately 50 shades. COLORSTAY LIQUID LIP and COLORSTAY Lip Shine, a patented lip technology introduced in 1999, is produced in approximately 40 shades and builds on the strengths of the COLORSTAY foundation by offering long-wearing benefits in a new product form, which enhances comfort and shine. SUPER LUSTROUS lipstick is produced in approximately 70 shades. MOON DROPS, a moisturizing lipstick, is produced in approximately 50 shades. LINE & SHINE utilizes an innovative product form, combining lipliner and lip gloss in one package, and is produced in approximately 20 shades. REVLON MOISTURESTAY uses patented technology to moisturize the lips even after the color wears off, and is produced in approximately 40 shades.

         The Company's nail color and nail care lines include enamels, cuticle preparations and enamel removers. The Company's flagship REVLON nail enamel is produced in approximately 64 shades and uses a patented formula that provides consumers with improved wear, application, shine and gloss in a toluene-free and formaldehyde-free formula. TOP SPEED nail enamel is produced in approximately 48 shades and contains a patented speed drying polymer formula, which sets in 60 seconds. REVLON has the number one position in nail enamel in the United States self-select distribution channel. The Company also sells CUTEX nail polish remover and nail care products in certain countries outside the United States.

         The Company sells face makeup, including foundation, powder, blush and concealers, under such REVLON brand names as REVLON AGE DEFYING, which is targeted for women in the over 35 age bracket; COLORSTAY, which uses patented transfer-resistant technology that provides long wear and won't rub off benefits; and NEW COMPLEXION, for consumers in the 18 to 34 age bracket.

         The Company's eye makeup products include mascaras, eyeliners, eye shadows and brow color. COLORSTAY eyecolor, mascara and brow color, EVERYLASH mascara, SOFTSTROKE eyeliners and REVLON WET/DRY eye shadows are targeted for women in the 18 to 49 age bracket.

         The Company's ALMAY brand consists of a complete line of hypo-allergenic, dermatologist-tested, fragrance-free cosmetics and skin care products targeted for consumers who want "a good, healthy for you, hypo-allergenic product." ALMAY products include lip makeup, nail color, eye and face makeup and skin care products. In 1999, ALMAY expanded its flagship ONE COAT franchise to include ONE COAT Mascara Color & Curl; other ONE COAT products include ONE COAT Lipcolor, ONE COAT Nail Color, ONE COAT Gel Eye Pencil and ONE COAT Lip Shine. The Company also introduced Skin Stays Clean liquid and compact foundation makeup with its patented "clean pore complex." ALMAY expanded its STAY SMOOTH franchise beyond its ANTI-CHAP LIPCOLOR to ALMAY STAY SMOOTH Mascara, a defining mascara with a built in comb. The ALMAY AMAZING Collection features long-wearing mascaras, foundations and lipcolor.

         The Company's STREETWEAR brand consists of a quality, value-priced line of nail enamels, mascaras, lip and eye liners, lip glosses and body accessories that are targeted for the young, beauty savvy consumer.

         The Company's premium-priced cosmetics and skin care products are sold under the ULTIMA brand name, which is the Company's flagship premium-priced brand sold throughout the world. ULTIMA'S products include lip makeup, eye and face makeup and skin care products including GLOWTION, a line of skin brighteners that combines skin care and color; FULL MOISTURE FOUNDATION and lipcolor, VITAL RADIANCE and CHR skin care products; the BEAUTIFUL NUTRIENT collection, a complete line of nourishing makeup that provides advanced nutrient protection against dryness; THE NAKEDS makeup, a trend-setting line of makeup emphasizing neutral colors; and WONDERWEAR. The WONDERWEAR collection includes a long-wearing foundation that uses patented technology, cheek and eyecolor products that use proprietary technology that provides long wear, and WONDERWEAR lipstick, which uses patented transfer-resistant technology.

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

         The Company's skin care products, including moisturizers, are sold under brand names, including ETERNA 27, MOON DROPS, REVLON AGE DEFYING, ALMAY TIME-OFF Revitalizer, CLEAR COMPLEXION and ULTIMA VITAL RADIANCE. In addition, the Company sells skin care products in international markets under internationally recognized brand names and under various regional brands, including the Company's premium-priced JEANNE GATINEAU.

         Personal Care Products. The Company sells a broad line of personal care consumer products, which complements its core cosmetics lines and enables the Company to meet the consumer's broader beauty care needs. In the self-select distribution channel, the Company sells haircare, antiperspirant and other personal care products, including the FLEX, OUTRAGEOUS and AQUAMARINE haircare lines throughout the world and the COLORAMA, BOZZANO, and JUVENA brands in Brazil; as well as COLORSTAY, COLORSILK, REVLON SHADINGS and FROST & GLOW hair coloring lines throughout most of the world; and the MITCHUM, LADY MITCHUM and HI & DRI antiperspirant brands throughout the world. The Company also markets hypo-allergenic personal care products, including sunscreens, moisturizers and antiperspirants, under the ALMAY brand.

         Fragrances. The Company sells a selection of moderately-priced and premium-priced fragrances, including perfumes, eau de toilettes and colognes. The Company's portfolio includes fragrances such as CHARLIE, CIARA and line extensions such as CHARLIE RED and CHARLIE WHITE. In international markets, the Company distributes certain licensed brands, including VAN GILS.

MARKETING

         The Company markets extensive consumer product lines at a range of retail prices primarily through the self-select distribution channel and markets select premium lines through demonstrator-assisted channels, principally outside the U.S. Each line is distinctively positioned and is marketed globally with consistently recognizable logos, packaging and advertising. The Company's existing product lines are carefully segmented, and new product lines are developed, to target specific consumer needs as measured by focus groups and other market research techniques.

         The Company undertook a comprehensive review of its advertising strategy in late 2000 and early 2001 resulting in its selection of Kirshenbaum Bond & Partners and Deutsch Inc. to serve as its advertising agency for creative work for its REVLON and ALMAY brands, respectively, worldwide. This is a major shift in the Company's advertising strategy. The Company believes that this shift to leading outside agencies will increase the effectiveness and relevance of its worldwide advertising, as well as result in more efficient media placement.

         The Company uses print and television advertising and point-of-sale merchandising, including displays and samples. The Company's marketing emphasizes a uniform global image and product for its portfolio of core brands, including REVLON, COLORSTAY, REVLON AGE DEFYING, ALMAY, ULTIMA, FLEX, CHARLIE, and MITCHUM. The Company coordinates advertising campaigns with in-store promotional and other marketing activities. The Company develops jointly with retailers carefully tailored advertising, point-of-purchase and other focused marketing programs. The Company uses network and spot television advertising, national cable advertising and print advertising in major general interest, women's fashion and women's service magazines, as well as coupons, magazine inserts and point-of-sale testers. The Company also uses cooperative advertising programs with some retailers, supported by Company-paid or Company-subsidized demonstrators, and coordinated in-store promotions and displays.

         The Company also has developed unique marketing materials such as the "Revlon Report," a glossy, color pamphlet distributed in magazines and on merchandising units worldwide, which highlights seasonal and other fashion and color trends, describes the Company's products that address those trends and contains coupons, rebate offers and other promotional material to encourage consumers to try the Company's products. Other marketing materials designed to introduce the Company's newest products to consumers and encourage trial and purchase include point-of-sale testers on the Company's display units that provide information about, and permit consumers to test, the Company's products, thereby achieving the benefits of an in-store demonstrator without the corresponding cost, magazine inserts containing samples of the Company's newest products, trial-size products and "shade samplers," which are collections of trial-size products in different shades. Additionally, the Company has its own website, www.revlon.com, which features current product and promotional information and which is updated regularly to stay current with the Company's new product launches and other advertising and promotional campaigns.

NEW PRODUCT DEVELOPMENT AND RESEARCH AND DEVELOPMENT

         The Company believes that it is an industry leader in the development of innovative and techno-logically-advanced consumer products. The Company's marketing and research and development groups identify consumer needs and shifts in consumer preferences in order to develop new products, tailor line extensions and promotions and redesign or reformulate existing products to satisfy such needs or preferences. The Company's research and development group comprises departments specialized in the technologies critical to the Company's various product categories, as well as an advanced technology department that promotes inter-departmental, cross-functional research on a wide range of technologies to develop new and innovative products. The Company independently develops substantially all of its new products. The Company also has entered into joint research projects with major universities and commercial laboratories to develop advanced technologies.

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

         As of December 31, 2000, the Company employed approximately 200 people in its research and development activities, including specialists in pharmacology, toxicology, chemistry, microbiology, engineering, biology, dermatology and quality control. In 2000, 1999 and 1998, the Company spent approximately $27.3 million, $32.9 million and $31.9 million, respectively, on research and development activities.

MANUFACTURING AND RELATED OPERATIONS AND RAW MATERIALS

         The Company manufactured REVLON brand color cosmetics, personal care products and fragrances and ULTIMA cosmetics and skin treatment products for sale in the United States, Japan and during 2000 most of the countries in Latin America and Southeast Asia at its Phoenix, Arizona facility and its Canadian facility. As part of its new business strategy which includes the consolidation of manufacturing capacity, the Company has shutdown its Canadian manufacturing facility and is in the process of shutting down the Phoenix facility and consolidating North America cosmetics manufacturing at its Oxford, North Carolina facility. The Company also manufactures ALMAY brand products for sale throughout the world and personal care products for REVLON and MITCHUM at its Oxford, North Carolina facility. Implements for sale throughout the world are manufactured and/or assembled at the Company's Irvington, New Jersey facility. The Phoenix and Oxford facilities have been ISO-9002 certified. ISO-9002 certification is an internationally recognized standard for manufacturing facilities, that signifies that the manufacturing facility has achieved and maintains certain performance and quality commitment standards.

         The Company manufactures its entire line of consumer products (except implements) for sale in most of Europe at its Maesteg, South Wales facility. During 2000, cosmetics and personal care products also were produced at the Company's facilities in Canada, Venezuela, Mexico, New Zealand, Brazil, Argentina, France and South Africa. The New Zealand facility was shutdown in late 2000, and the Company consolidated such operations into its facility in Australia. The Company's Maesteg facility has been certified by the British equivalent of ISO-9002.

         The globalization of the Company's core brands allows the Company to centralize production of some product categories for sale throughout the world within designated facilities and shift production of certain other product categories to more cost-effective manufacturing sites to reduce production costs. Shifts of production may result in the closing of certain of the Company's manufacturing facilities, and the Company continually reviews its needs in this regard. In addition, as part of its efforts to continuously reduce costs, the Company attempts to ensure that a significant portion of its capital expenditures is devoted to improving operating efficiencies.

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

DISTRIBUTION

         The Company's products are sold worldwide. The Company's worldwide sales force had approximately 600 people as of December 31, 2000, including dedicated sales forces for cosmetics, skin care and fragrance products in the self-select distribution channel, for the demonstrator-assisted distribution channel and for personal care products distribution. In addition, the Company utilizes sales representatives and independent distributors to serve specialized markets and related distribution channels.

         United States. Net sales in the United States accounted for approximately 58.8% of the Company's 2000 net sales, a majority of which were made in the self-select distribution channel. The Company also sells a broad range of consumer products to United States Government military exchanges and commissaries. The Company licenses its trademarks to select manufacturers for products that the Company believes have the potential to extend the Company's brand names and image. As of December 31, 2000, 12 licenses were in effect relating to 11 product categories to be marketed in the self-select distribution channel. Pursuant to such licenses, the Company retains strict control over product design and development, product quality, advertising and use of its trademarks. These licensing arrangements offer opportunities for the Company to generate revenues and cash flow through earned royalties.

         As part of its new business strategy to increase consumption of the Company's products at retail, the Company is increasing the number of retail merchandisers who stock and maintain the Company's point of sale retail displays to insure high selling SKUs are in stock and to insure the optimal presentation of the Company's product in retail outlets. Additionally, the Company has upgraded the technology available to its sales force to provide real-time information regarding inventory levels and other relevant information.


         International. Net sales outside the United States accounted for approximately 41.2% of the Company's 2000 net sales. The ten largest countries in terms of these sales, which include, Brazil, Canada, Australia, the United Kingdom, South Africa, Mexico, France, Argentina, Italy and Venezuela, accounted for approximately 30.1% of the Company's net sales in 2000. The Company distributes its products through drug stores/chemists, hypermarkets/mass volume retailers and variety stores. The Company also distributes outside the United States through department stores and specialty stores such as perfumeries. At December 31, 2000, the Company actively sold its products through wholly-owned subsidiaries established in 20 countries outside of the United States and through a large number of distributors and licensees elsewhere around the world.

CUSTOMERS

         The Company's principal customers include large mass volume retailers and chain drug stores, including such well known retailers as Wal-Mart, Target, Kmart, Walgreens, Rite Aid, CVS, Eckerds, Albertsons Drugs and Longs in the United States, Boots in the United Kingdom, Carrefour in Western Europe and Wal-Mart internationally. Wal-Mart and its affiliates worldwide accounted for approximately 16.5% of the Company's 2000 consolidated net sales. Although the loss of Wal-Mart as a customer would have an adverse effect on the Company, the Company believes that its relationship with Wal-Mart is satisfactory and the Company has no reason to believe that Wal-Mart will not continue as a customer.

COMPETITION

         The consumer products business is characterized by vigorous competition throughout the world. Brand recognition, together with product quality, performance and price and the extent to which consumers are educated on product benefits, have a marked influence on consumers' choices among competing products and brands. Advertising, promotion, merchandising and packaging, and the timing of new product introductions and line extensions, also have a significant impact on buying decisions, and the structure and quality of the Company's sales force affect product reception, in-store position, permanent display space and inventory levels in retail outlets. The Company competes in most of its product categories against a number of companies, many of which have substantially greater resources than the Company. In addition to products sold in the self-select and demonstrator-assisted distribution channels, the Company's products also compete with similar products sold door-to-door or through mail order or telemarketing by representatives of direct sales companies. The Company's principal competitors include L'Oreal S.A., The Procter & Gamble Company, Unilever N.V. and The Estee Lauder Companies Inc.

PATENTS, TRADEMARKS AND PROPRIETARY TECHNOLOGY

         The Company's major trademarks are registered in the United States and in well over 100 other countries, and the Company considers trademark protection to be very important to its business. Significant trademarks include REVLON, COLORSTAY, REVLON AGE DEFYING, STREETWEAR, FLEX, CUTEX (outside the U.S.), MITCHUM, ETERNA 27, ULTIMA, ALMAY, CHARLIE, JEAN NATE, REVLON RESULTS, COLORAMA, FIRE & ICE, MOON DROPS, SUPER LUSTROUS, WONDERWEAR and COLORSILK.

         The Company utilizes certain proprietary or patented technologies in the formulation or manufacture of a number of the Company's products, including COLORSTAY lipcolor and cosmetics, COLORSTAY hair color, classic REVLON nail enamel, TOP SPEED nail enamel, REVLON AGE DEFYING foundation and cosmetics, NEW COMPLEXION makeup, WONDERWEAR foundation, WONDERWEAR lipstick, ALMAY TIME-OFF skin care and makeup, ALMAY AMAZING cosmetics, ALMAY ONE COAT eye makeup and cosmetics, ULTIMA VITAL RADIANCE skin care products and OUTRAGEOUS shampoo. The Company also protects certain of its packaging and component concepts through design patents. The Company considers its proprietary technology and patent protection to be important to its business.

GOVERNMENT REGULATION

         The Company is subject to regulation by the Federal Trade Commission and the Food and Drug Administration (the "FDA") in the United States, as well as various other federal, state, local and foreign regulatory authorities. The Phoenix, Arizona and Oxford, North Carolina manufacturing facilities are registered with the FDA as drug manufacturing establishments, permitting the manufacture of cosmetics that contain over-the-counter drug ingredients such as sunscreens. Compliance with federal, state, local and foreign laws and regulations pertaining to discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, a material effect upon the capital expenditures, earnings or competitive position of the Company. State and local regulations in the United States that are designed to protect consumers or the environment have an increasing influence on the Company's product claims, contents and packaging.

INDUSTRY SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS

         The Company operates in a single segment. Certain geographic, financial and other information of the Company is set forth in Note 17 of the Notes to Consolidated Financial Statements of the Company.

EMPLOYEES

         As of December 31, 2000, the Company employed the equivalent of approximately 8,000 full-time persons. As of December 31, 2000, approximately 1,100 of such employees in the United States were covered by collective bargaining agreements, the majority of whom are employed at the Phoenix facility. The Company believes that its employee relations are satisfactory. Although the Company has experienced minor work stoppages of limited duration in the past in the ordinary course of business, such work stoppages have not had a material effect on the Company's results of operations or financial condition.

ITEM 2. PROPERTIES

         The following table sets forth as of December 31, 2000 the Company's major manufacturing, research and warehouse/distribution facilities, all of which are owned except where otherwise noted.



                                                                                                 APPROXIMATE FLOOR
LOCATION                              USE                                                           SPACE SQ. FT.
- --------                              ---                                                           -------------
Oxford, North Carolina.........      Manufacturing, warehousing, distribution and office             1,012,000
Phoenix, Arizona (a)...........      Manufacturing, warehousing, distribution and office               706,000
                                     (partially leased)
Edison, New Jersey.............      Research and office (leased)                                      175,000

Irvington, New Jersey..........      Manufacturing, warehousing and office                              96,000

Sao Paulo, Brazil..............      Manufacturing, warehousing, distribution, office and              435,000
                                     research
Maesteg, South
Wales..........................      Manufacturing, distribution and office                            316,000
Mississauga, Canada (a)........      Manufacturing, warehousing, distribution and office               245,000

Caracas, Venezuela.............      Manufacturing, distribution and office                            145,000

Kempton Park, South Africa.....      Warehousing, distribution and office (leased)                     127,000
Canberra, Australia............      Warehousing, distribution and office                              125,000

Isando, South Africa...........      Manufacturing, warehousing, distribution and office                94,000



(a) As of December 31, 2000, the Company was in the process of closing or selling these facilities.

         In addition to the facilities described above, the Company owns and leases additional facilities in various areas throughout the world, including the lease for the Company's executive offices in New York, New York (346,000 square feet, of which approximately 19,000 square feet were sublet to affiliates of the Company and approximately 162,000 square feet were sublet to unaffiliated third parties as of December 31, 2000). Management considers the Company's facilities to be well-maintained and satisfactory for the Company's operations, and believes that the Company's facilities provide sufficient capacity for its current and expected production requirements.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Revlon, Inc. beneficially owns all of the outstanding shares of common stock, par value $1.00 per share, of Products Corporation. MacAndrews & Forbes Holdings Inc. ("MacAndrews Holdings"), which is indirectly wholly owned by Ronald O. Perelman, through REV Holdings, beneficially owns 11,250,000 shares of Revlon, Inc.'s Class A Common Stock (representing approximately 56% of the outstanding shares of Revlon, Inc.'s Class A Common Stock) and all of the outstanding 31,250,000 shares of Revlon, Inc.'s Class B Common Stock, which together represent approximately 83% of the outstanding shares of Revlon, Inc.'s Common Stock. The remaining 8,865,935 shares of Revlon, Inc.'s Class A Common Stock outstanding at March 8, 2001 are owned by the public. No dividends were declared or paid during 2000 or 1999. The terms of the Credit Agreement, the 8 5/8% Notes (as hereinafter defined), the 8 1/8% Notes (as hereinafter defined) and the 9% Notes (as hereinafter defined) currently restrict the ability of Products Corporation to pay dividends or make distributions to Revlon, Inc. See the Consolidated Financial Statements of the Company and the Notes thereto.

ITEM 6. SELECTED FINANCIAL DATA

         The Consolidated Statements of Operations Data for each of the years in the five-year period ended December 31, 2000 and the Balance Sheet Data as of December 31, 2000, 1999, 1998, 1997 and 1996 are derived from the Consolidated Financial Statements of the Company, which have been audited by KPMG LLP, independent certified public accountants. The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                            YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------------------------------------
                                                  2000 (a)          1999             1998              1997            1996
                                                 -----------     -----------      ------------      -----------     ------------
                                                                                  (IN MILLIONS)

Statements of Operations Data:
Net sales..................................       $1,491.6        $1,861.3           $2,252.2         $2,238.6        $2,092.1

Operating income (loss)....................           16.7(b)       (211.4)(c)          126.1(d)         216.1(e)        200.0

(Loss) income from continuing operations...         (128.9)         (370.3)             (25.8)            59.0            25.2


                                                                                      DECEMBER 31,
                                                 -------------------------------------------------------------------------------
                                                  2000 (a)          1999             1998              1997            1996
                                                 -----------     -----------      ------------      -----------     ------------
                                                                                    (IN MILLIONS)
Balance Sheet Data:
Total assets...............................       $1,103.9        $1,560.1           $1,830.7         $1,757.8        $1,618.1
Long-term debt, including current portion..        1,563.1         1,772.1            1,660.0          1,425.2         1,361.0
Total stockholder's deficiency.............       (1,103.7)       (1,013.1)            (647.3)          (456.7)         (496.3)




(a) On March 30, 2000 and May 8, 2000, the Company completed the dispositions of its worldwide professional products line and the Plusbelle brand in Argentina, respectively. Accordingly, the selected financial data include the results of operations of the professional products line and the Plusbelle brand through the dates of their respective dispositions.

(b) Includes restructuring costs and other, net, of $54.1 million. See Note 2 to the Consolidated Financial Statements.

(c) Includes restructuring costs and other, net, and executive separation costs of $40.2 million and $22.0 million, respectively. See Note 2 to the Consolidated Financial Statements.

(d) Includes restructuring costs and other, net, aggregating $35.8 million. See
Note 2 to the Consolidated Financial Statements.

(e) Includes restructuring costs and other, net, of $3.6 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)

OVERVIEW

         The Company operates in a single segment and manufactures, markets and sells an extensive array of cosmetics and skin care, fragrances and personal care products, and, until the disposition of its professional products line on March 30, 2000, had included professional products, which consisted of hair and nail care products principally for use in and resale by professional salons. In addition, the Company has a licensing group.

RESULTS OF OPERATIONS

         The following table sets forth the Company's net sales for each of the last three years:


                                                             YEAR ENDED DECEMBER 31,
                                                -------------------------------------------------
 Net sales:                                        2000               1999              1998
                                                -------------      ------------      ------------
       United States ........................      $877.1            $1,046.2          $1,343.7
       International ........................       614.5               815.1             908.5
                                                -------------      ------------      ------------
                                                 $1,491.6            $1,861.3          $2,252.2
                                                =============      ============      ============

         The following table sets forth certain statements of operations data as a percentage of net sales for each of the last three years:

                                                                 YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------
                                                      2000               1999              1998
                                                  -------------      ------------      ------------
       Cost of sales.........................        37.1%               36.9%             34.0%
       Gross profit..........................        62.9                63.1              66.0
       Selling, general and administrative
         expenses ("SG&A")*..................        58.2                72.3              58.9
       Operating income (loss) before
         restructuring costs and other, net           4.7                (9.2)              7.1


       *  1999 includes $22.0 (1.2% of net sales) for charges related to executive separation costs.




YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

Net sales

         Net sales were $1,491.6 and $1,861.3 for 2000 and 1999, respectively, a decrease of $369.7, or 19.9% on a reported basis (a decrease of 18.6% on a constant U.S. dollar basis). The decline in consolidated net sales for the year 2000 as compared with 1999 is primarily due to the sale of the worldwide professional products line and the Plusbelle brand in Argentina, the effect on sales of the reduction of overall U.S. customer inventories, reduced consumer demand for the Company's cosmetics, and increased competitive activity in certain markets.

         Net sales, excluding the worldwide professional products line and the Plusbelle brand in Argentina, were $1,395.3 and $1,470.9 for 2000 and 1999, respectively, a decrease of $75.6, or 5.1% on a reported basis (a decrease of 3.5% on a constant U.S. dollar basis).

         United States. Net sales in the United States were $877.1 for 2000 compared with $1,046.2 for 1999, a decrease of $169.1, or 16.2%. Net sales, excluding the domestic portion of the worldwide professional products line, were $841.9 for 2000 compared with $889.5 for 1999, a decrease of $47.6, or 5.4%. The decline in sales for 2000 is primarily due to a reduction of overall U.S. customer inventories, which the Company anticipates will continue to affect sales, and reduced consumer demand for the Company's cosmetics due in part to fewer new product introductions.

         International. Net sales outside the United States were $614.5 for 2000 compared with $815.1 for 1999, a decrease of $200.6, or 24.6% on a reported basis (a decrease of 21.7% on a constant U.S. dollar basis). The decrease was primarily due to the sale of the worldwide professional products line and the Plusbelle brand in Argentina.

         Net sales, excluding the worldwide professional products line outside the United States and the Plusbelle brand in Argentina, were $553.4 for 2000 compared with $581.4 for 1999, a decrease of $28.0, or 4.8%, on a reported basis (a decrease of 0.5% on a constant U.S. dollar basis). The decrease in net sales for 2000 on a constant U.S. dollar basis is primarily due to increased competitive activity in certain markets outside the U.S. The decrease in net sales for 2000 on a reported basis also reflects the unfavorable effect on sales of a stronger U.S. dollar against certain foreign currencies. Sales outside the United States are divided by the Company into three geographic regions. In Europe, which comprises Europe, the Middle East and Africa, net sales decreased by 9.2% on a reported basis to $174.9 for 2000 as compared with 1999 (an increase of 0.1% on a constant U.S. dollar basis). In the Western Hemisphere, which comprises Canada, Mexico, Central America, South America and Puerto Rico, net sales increased by 2.8% on a reported basis to $253.3 for 2000 as compared with 1999 (an increase of 3.1% on a constant U.S. dollar basis). The Company's operations in Brazil are significant. In Brazil, net sales were $76.0 on a reported basis for 2000 compared with $76.1 for 1999. In the Far East, net sales decreased by 12.0% on a reported basis to $125.2 for 2000 as compared with 1999 (a decrease of 7.3% on a constant U.S. dollar basis). Net sales outside the United States, including the Company's operations in Brazil, may be adversely affected by weak economic conditions, political and economic uncertainties, adverse currency fluctuations, and competitive activities.

Cost of sales


         As a percentage of net sales, cost of sales was 37.1% for 2000 compared with 36.9% for 1999. Excluding the worldwide professional products line and the Plusbelle brand in Argentina, cost of sales as a percentage of net sales was 36.8% for 2000 compared with 36.4% for 1999. The increase in cost of sales as a percentage of net sales for 2000 compared with 1999 is due to the mix of new products with higher product packaging and material costs and the effect of fixed costs on lower net sales.

SG&A expenses


         As a percentage of net sales, SG&A expenses were 58.2% for 2000 compared with 72.3% for 1999. Excluding the worldwide professional products line and the Plusbelle brand in Argentina, SG&A expenses as a percentage of net sales were 58.4% for 2000 compared with 77.2% for 1999. The decrease in SG&A expenses as a percentage of sales during 2000 primarily reflects reduced brand support and the favorable impact of the Company's restructuring efforts partially offset by the effect of fixed costs on lower net sales.

Restructuring costs and other, net

         Since 1998, the Company has been continuously evaluating its organizational structure and has implemented a number of restructuring plans.

         In the fourth quarter of 1998, the Company executed a plan to realign and reduce personnel, exit excess leased real estate, realign and consolidate regional activities, reconfigure certain manufacturing operations and exit certain product lines (the "1998 Restructuring Plan"). The cost of the 1998 Restructuring Plan resulted in a charge of $44.2 in 1998 and an additional net charge of $20.5 through the nine-month period ended September 30, 1999, principally for employee severance and other personnel benefits and obligations for excess leased real estate primarily in the United States. In 1999, the Company exited a non-core business for which it recorded a charge of $1.6, which was included in restructuring costs and other, net. In 1998, the Company recognized $8.4 of gains on sales of certain non-core assets.

         In the fourth quarter of 1999, the Company began a new restructuring program principally for additional employee severance and other personnel benefits and to restructure certain operations outside the United States, including certain operations in Japan (the "1999 Restructuring Plan"). The cost of the 1999 Restructuring Plan resulted in a charge of $18.1 in the fourth quarter of 1999. In the first half of 2000, the Company recorded a charge of $14.6 relating to the 1999 Restructuring Plan.

         During the third quarter of 2000, the Company continued to re-evaluate its organizational structure. As part of this re-evaluation, the Company developed a new restructuring plan designed to improve profitability by reducing personnel and consolidating manufacturing facilities (the "2000 Restructuring Plan"). The 2000 Restructuring Plan focused on the Company's plans to close its manufacturing operations in Phoenix, Arizona and Mississauga, Canada and to consolidate its production into its plant in Oxford, North Carolina. The 2000 Restructuring Plan also includes the remaining obligation for excess leased real estate in the Company's headquarters, consolidation costs associated with the Company closing its facility in New Zealand, and the elimination of several domestic and international executive and operational positions, both of which were effected to reduce and streamline corporate overhead costs. In the third and fourth quarters of 2000, the Company recorded charges of $13.7 and $25.8, respectively, related to the 2000 Restructuring Plan, principally for additional employee severance and other personnel benefits and to consolidate worldwide operations. The Company anticipates that it will recognize approximately $35 to $40 of additional costs to implement this plan.

         The Company anticipates annual savings of approximately $40 to $45 relating to the restructuring charges recorded during 2000 in connection with the 2000 and 1999 Restructuring Plans.

Other expenses (income)

         Interest expense was $144.5 for 2000 compared with $147.9 for 1999. The decrease in interest expense for 2000 as compared with 1999 is primarily due to the repayment of borrowings under the Credit Agreement with the net proceeds from the disposition of the worldwide professional product line and the Plusbelle brand in Argentina, partially offset by higher interest rates under the Credit Agreement.

         Foreign currency losses (gains), net, were $1.6 for 2000 compared with $(0.5) for 1999. Foreign currency losses, net for 2000, consisted primarily of losses in certain markets in Latin America.

Sale of product line and brand

         On May 8, 2000, Products Corporation completed the disposition of the Plusbelle brand in Argentina. In connection with the disposition, the Company recognized a pre-tax and after-tax loss of $4.8 (See Note 3 to the Consolidated Financial Statements).

         On March 30, 2000, Products Corporation completed the disposition of its worldwide professional products line, including professional hair care for use in and resale by professional salons, ethnic hair and personal care products, Natural Honey skin care and certain regional toiletries brands. In connection with the disposition, the Company recognized a pre-tax and after-tax gain of $14.8 (See Note 3 to the Consolidated Financial Statements).

Provision for income taxes

         The provision for income taxes was $8.6 for 2000 compared with $9.1 for 1999. The decrease for 2000 compared with 1999 was primarily attributable to lower taxable income in 2000 in certain markets outside the United States.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

Net sales

         Net sales were $1,861.3 and $2,252.2 for 1999 and 1998, respectively, a decrease of $390.9, or 17.4% on a reported basis (a decrease of 14.9% on a constant U.S. dollar basis).

         United States. Net sales in the United States were $1,046.2 for 1999 compared with $1,343.7 for 1998, a decrease of $297.5, or 22.1%. Net sales for 1999 were adversely affected by lower than anticipated share growth, competitive activities and a reduction in the level of Company shipments to certain retailers intended to achieve such retailers' lower inventory target levels. The reduction of retailers' target inventory levels will continue and is expected to adversely impact sales in 2000.

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

 Restructuring costs and other, net

         In the fourth quarter of 1998, the Company executed the 1998 Restructuring Plan recognizing a charge of $44.2. During 1999, the Company continued to implement the 1998 Restructuring Plan for which it recorded a charge of $20.5 for employee severance and other personnel benefits, costs associated with the exit from leased facilities as well as other costs. Also in 1999, the Company consummated an exit from a non-core business, resulting in an additional charge of $1.6, which is included in restructuring costs and other, net. In 1998, the Company recognized $8.4 of gains on sales of certain non-core assets.

         During the fourth quarter of 1999, the Company began its 1999 Restructuring Plan resulting in a charge of $18.1 principally for employee severance.

 Other expenses (income)

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Net cash used for operating activities was $85.4, $82.7 and $50.4 for 2000, 1999 and 1998, respectively. The slight increase in net cash used for operating activities for 2000 compared with 1999 resulted primarily from changes in working capital, partially offset by a lower net loss and lower purchases of permanent displays. The increase in net cash used for operating activities for 1999 compared with 1998 was the result of operating losses and increased use of cash for restructuring costs during 1999, partially offset by changes in working capital.

         Net cash provided by (used for) investing activities was $322.1, $(40.7) and $(91.0) for 2000, 1999 and 1998, respectively. Net cash provided by investing activities for 2000 consisted of proceeds from the sale of the Company's worldwide professional products line and the Plusbelle brand in Argentina, partially offset by cash used for capital expenditures. Net cash used for investing activities in 1999 related principally to capital expenditures. Net cash used for investing activities for 1998 includes cash paid in connection with acquisitions of businesses and capital expenditures, partially offset by the proceeds from the sale of the wigs and hairpieces portion of the Company's business in the United States and from the sale of certain assets. Net cash used for investing activities for 2000, 1999 and 1998 included capital expenditures of $19.0, $42.3 and $60.8, respectively, and in 1998 $57.6 was used for acquisitions. Investing activities in 1999 included substantial upgrades to the Company's management information systems.

         Net cash (used for) provided by financing activities was $(202.3), $118.4 and $158.0 for 2000, 1999 and 1998, respectively. Net cash used for financing activities for 2000 included repayments of borrowings under the Credit Agreement with the net proceeds from the disposition of the worldwide professional products line and the Plusbelle brand in Argentina and the repayment of Products Corporation's Japanese yen-denominated credit agreement (the "Yen Credit Agreement") partially offset by cash drawn under the Credit Agreement. Net cash provided by financing activities for 1999 included cash drawn under the Credit Agreement, partially offset by repayments of borrowings under the Credit Agreement, redemption of the Products Corporation's 9 1/2 Senior NoteS due 1999 and repayments under the Yen Credit Agreement. Net cash provided by financing activities for 1998 included proceeds from the issuance of Products Corporation's 9% Senior Notes due 2006 (the "9% Notes"), Products Corporation's 8 5/8% Senior Subordinated Notes due 2008 (the "8 5/8% Notes") and Products Corporation's 8 1/8% Senior Notes due 2006 (the "8 1/8% Notes") and cash drawn under the Credit Agreement, partially offset by the payment of fees and expenses related to the issuance of the 9% Notes, the 8 5/8% Notes and the 8 1/8% Notes, the redemption of Products Corporation's 10 1/2% Senior Subordinated Notes due 2003 and Products Corporation's 9 3/8% Senior Notes due 2001, and the repayment of borrowings under the Yen Credit Agreement. During 1998, net cash used by discontinued operations was $17.3.

         In May 1997, Products Corporation entered into a credit agreement (as subsequently amended, the "Credit Agreement") with a syndicate of lenders, whose individual members change from time to time. In March 2000 and May 2000, 60% of the Net Proceeds from the disposition of the worldwide professional products line and the Plusbelle brand in Argentina, respectively, was applied to reduce the aggregate commitment under the Credit Agreement. As of December 31, 2000, after giving effect to the foregoing reductions, the Credit Agreement provided up to $518.5 and is comprised of five senior secured facilities: $106.2 in two term loan facilities (the "Term Loan Facilities"), a $300.0 multi-currency facility (the "Multi-Currency Facility"), a $62.3 revolving acquisition facility, which may also be used for general corporate purposes (the "Acquisition Facility"), and a $50.0 special standby letter of credit facility (the "Special LC Facility"). The Company under certain circumstances and with the consent of a majority of the lenders may increase the Acquisition Facility to $262.3. At December 31, 2000, the Company had $106.2 outstanding under the Term Loan Facilities, $221.2 outstanding under the Multi-Currency Facility, $62.3 outstanding under the Acquisition Facility and $22.6 of issued but undrawn letters of credit under the Special LC Facility. The scheduled reductions of the Acquisition Facility are $48.8 during 2001. The balance of the Acquisition Facility, along with the Term Loan Facilities, the Multi-Currency Facility and the Special LC Facility mature in May 2002. In January 2001 (effective December 31, 2000), Products Corporation and its bank lenders entered into an amendment to the Credit Agreement, to (i) eliminate the interest coverage ratio and leverage ratio covenants for 2001; (ii) add a minimum cumulative EBITDA covenant for each quarter end during the year 2001; (iii) modify the definition of EBITDA beginning with the quarterly period ended December 31, 2000; (iv) limit the amount that Products Corporation may spend for capital expenditures;
(v) permit the sale of certain of Products Corporation's non-core assets;
(vi) permit Products Corporation to retain 100% of the Net Proceeds from such asset sales; (vii) increase the "applicable margin" by 1/2 of 1%; and (viii) require Products Corporation to provide a mortgage on its facility in Oxford, North Carolina as security for its obligations under the Credit Agreement.

         A subsidiary of Products Corporation was the borrower under the Yen Credit Agreement. In March 2000, the outstanding balance under the Yen Credit Agreement was repaid in full in accordance with its terms.

         The Company's principal sources of funds are expected to be cash flow generated from operations (before interest), net proceeds from the sale of certain non-core assets and borrowings under the Credit Agreement. The Credit Agreement, Products Corporation's 8 5/8% Notes, Products Corporation's 8 1/8% Notes and Products Corporation's 9% Notes contain certain provisions that by their terms limit Products Corporation's and/or its subsidiaries' ability to, among other things, incur additional debt. The Company's principal uses of funds are expected to be the payment of operating expenses, working capital, purchases of permanent displays and capital expenditure requirements, expenses in connection with the Company's 2000 and 1999 Restructuring Plans referred to above and debt service payments.

         The Company estimates that purchases of permanent displays for 2001 will be $40 to $50 and capital expenditures for 2001 will be $13 to $17. The Company estimates that cash payments related to the restructuring plans referred to in Note 2 to the Consolidated Financial Statements and plans for 2001 and executive separation costs will be $60 to $80 in 2001. Pursuant to a tax sharing agreement, Products Corporation may be required to make tax sharing payments to Revlon, Inc. (which in turn may be required to make tax sharing payments to Mafco Holdings Inc. ("Mafco Holdings")) as if Products Corporation were filing separate income tax returns, except that no payments are required by Products Corporation (or Revlon, Inc.) if and to the extent that Products Corporation is prohibited under the Credit Agreement from making tax sharing payments to Revlon, Inc. The Credit Agreement prohibits Products Corporation from making any tax sharing payments other than in respect of state and local income taxes. Products Corporation currently anticipates that, as a result of net operating tax losses and prohibitions under the Credit Agreement, no cash federal tax payments or cash payments in lieu of federal taxes pursuant to the tax sharing agreement will be required for 2001.

         Products Corporation enters into forward foreign exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. There were no forward foreign exchange or option contracts outstanding at December 31, 2000.

         The Company expects that cash flows from operations, net proceeds from the sale of certain non-core assets (or financial support from an affiliate, if such asset sales are not completed on a timely basis) and borrowings under the Credit Agreement will be sufficient to enable the Company to meet its anticipated cash requirements during 2001 on a consolidated basis, including for debt service and expenses in connection with the Company's restructuring plans. However, there can be no assurance that the combination of cash flow from operations, net proceeds from the sale of certain non-core assets (or from such financial support) and borrowings under the Credit Agreement will be sufficient to meet the Company's cash requirements on a consolidated basis. If the Company is unable to satisfy such cash requirements, the Company could be required to adopt one or more alternatives, such as reducing or delaying purchases of permanent displays, reducing or delaying capital expenditures, delaying or revising restructuring plans, restructuring indebtedness, selling additional assets or operations, or seeking capital contributions or additional loans from Revlon, Inc. or other affiliates of the Company. Products Corporation has received a commitment from an affiliate that is prepared to provide, if necessary, additional financial support to Products Corporation of up to $40 on appropriate terms through December 31, 2001. There can be no assurance that any of such actions could be effected, that they would enable the Company to continue to satisfy its capital requirements or that they would be permitted under the terms of the Company's various debt instruments then in effect. The terms of the Credit Agreement, the 8 5/8% Notes, the 8 1/8% Notes and the 9% Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting, regulatory fees such as Securities and Exchange Commission (the "Commission") filing fees and other miscellaneous expenses related to being a public holding company and to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Revlon, Inc. Amended and Restated 1996 Stock Plan, provided that the aggregate amount of such dividends and distributions taken together with any purchases of Revlon, Inc. Class A Common Stock on the open market to satisfy matching obligations under the excess savings plan may not exceed $6.0 per annum.

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

EFFECT OF NEW ACCOUNTING STANDARDS

         In June 1998 and June 2000, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS Nos. 133 and 138 also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS Nos. 133 and 138 are effective for fiscal years beginning after June 15, 2000. The adoption of SFAS Nos. 133 and 138 did not have an effect on the Company's consolidated financial statements.

         In May 2000, the FASB Emerging Issues Task Force (the "EITF") issued new guidelines entitled, "Accounting for Certain Sales Incentives" (the "Guidelines"), which addresses when sales incentives and discounts should be recognized, as well as where the related revenues and expenses should be classified in the financial statements. The Guidelines, as amended in November 2000, are effective for the second quarter ending June 30, 2001, and would be applied retroactively for purposes of comparability. Therefore, beginning April 1, 2001, the Company is required to reclassify certain revenues and expenses related to its promotional programs out of operating expenses and into sales and cost of sales. Such reclassification will not affect the Company's operating income (loss) or net loss.

         In March 2000, the FASB issued SFAS Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25" (the "Interpretation"). The Interpretation provides guidance for issues that have arisen in the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion No. 25"). The Interpretation, which became effective July 1, 2000, applies prospectively to new awards, exchanges of awards, modifications to outstanding awards and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee, which apply to awards issued after December 15, 1998. The implementation of the Interpretation by the Company on July 1, 2000 had no impact on the Company's consolidated financial statements.

         In December 1999, the staff of the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended by SAB 101A and SAB 101B ("SAB 101"). SAB 101 outlines basic criteria that must be met to recognize revenue and provides guidelines for disclosure related to revenue recognition policies. SAB 101 was required to be implemented in the fourth quarter of 2000. The adoption of SAB 101 did not have an effect on the Company's consolidated financial statements.

FORWARD-LOOKING STATEMENTS

         This annual report on Form 10-K for the year ended December 31, 2000 as well as other public documents and statements of the Company contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to: the introduction of new products; future financial performance; the effect on sales of the reduction of overall U.S. customer inventories including the timing thereof; the effect on sales of political and/or economic conditions and competitive activities; the Company's estimate of restructuring activities, restructuring costs and benefits; the Company's plans with respect to and estimate of the timing of the shutdown of its Phoenix manufacturing operation, the charges, the cash cost and the annual savings resulting from plant shutdowns; the Company's expectation that its new trade terms for its U.S. customers will increase consumption of its products, drive market growth, result in more efficient ordering and shipping and reduce returns; cash flow from operations; purchases of permanent displays, capital expenditures; the availability of raw materials and components; the Company's qualitative and quantitative estimates as to market risk sensitive instruments; the Company's expectations about the effects of the transition to the Euro; the Company's intent to pursue the sale of certain non-core assets; the availability of funds from currently available credit facilities, net proceeds from the sale of certain non-core assets, capital contributions or loans from Revlon, Inc. or other affiliates of the Company and the sale of additional assets or operations. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as "believes," "expects," "estimates," "projects," "forecast," "may," "will," "should," "seeks," "plans," "scheduled to," "anticipates" or "intends" or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update them. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. In addition to factors that may be described in the Company's filings with the Commission, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (i) difficulties or delays in developing and introducing new products or failure of customers to accept new product offerings; (ii) changes in consumer preferences, including reduced consumer demand for the Company's color cosmetics and other current products; (iii) unanticipated costs or difficulties or delays in completing projects associated with the Company's strategy to improve operating efficiencies; (iv) the inability to secure capital contributions or loans from Revlon, Inc. or other affiliates of the Company or sell additional assets or operations; (v) effects of and changes in political and/or economic conditions, including inflation and monetary conditions, and in trade, monetary, fiscal and tax policies in international markets, including but not limited to Brazil; (vi) actions by competitors, including business combinations, technological breakthroughs, new products offerings and marketing and promotional successes; (vii) combinations among significant customers or the loss, insolvency or failure to pay debts by a significant customer or customers;
(viii) lower than expected sales as a result of the reduction of overall U.S. customer inventories; (ix) difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company's restructuring activities; (x) difficulties or delays in implementing, higher than expected charges and cash costs or lower than expected savings from the shutdown of manufacturing operations in Phoenix; (xi) difficulties or delays in implementing or achieving the intended results of the new trade terms including increased consumption, market growth and lower returns or unexpected consequences from the implementation of the new trade terms including the possible effect on sales; (xii) interest rate or foreign exchange rate changes affecting the Company and its market sensitive financial instruments; (xiii) difficulties, delays or unanticipated costs associated with the transition to the Euro; (xiv) difficulties or delays in sourcing raw materials or components; and (xv) difficulties or delays in pursuing the sale of one or more non-core assets, the inability to consummate such sales or to secure the expected level of proceeds from such sales.

INFLATION

         In general, costs are affected by inflation and the effects of inflation may be experienced by the Company in future periods. Management believes, however, that such effects have not been material to the Company during the past three years in the United States or foreign non-hyperinflationary countries. The Company operates in certain countries around the world, such as Brazil, Venezuela and Mexico that have experienced hyperinflation. The Company's operations in Brazil are accounted for as a non-hyperinflationary economy. Effective January 1997, Mexico was considered a hyperinflationary economy for accounting purposes. Effective January 1, 1999, Mexico was considered a non-hyperinflationary economy. In hyperinflationary foreign countries, the Company attempts to mitigate the effects of inflation by increasing prices in line with inflation, where possible, and efficiently managing its working capital levels.

SUBSEQUENT EVENTS

         On March 29, 2001, a subsidiary of Products Corporation entered into an agreement to sell land located in Minami Aoyama near Tokyo, Japan and related rights for the construction of a building on such land for (Y)3.3 billion (approximately $28 as of March 29, 2001), after fees and expenses. The agreement is subject to a number of conditions. Subject to satisfaction of such conditions, Products Corporation expects the sale to be consummated during the second quarter of 2001.

         On March 16, 2001, Products Corporation entered into an agreement to sell its Phoenix facility for $8.0 and lease it back for a certain period of time. The agreement is subject to a number of conditions, including completion of due diligence. Subject to satisfaction of such conditions, Products Corporation expects the sale to be consummated during the second quarter of 2001.

         If consummated, proceeds available to the Company from the aforementioned transactions will be used for general corporate purposes, including payments to fund the Company's restructuring plans.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

         The Company has exposure to changing interest rates, primarily in the United States. The Company's policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt. The Company from time to time makes use of derivative financial instruments to adjust its fixed and floating rate ratio. The table below provides information about the Company's indebtedness that is sensitive to changes in interest rates. The table presents cash flows with respect to principal on indebtedness and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2000. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency.

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

         The Company does not hold or issue financial instruments for trading purposes.

         As referred to above, in March 2000 and May 2000, Products Corporation reduced the aggregate commitment under its Credit Agreement and repaid its Yen Credit Agreement.



                                                                EXPECTED MATURITY DATE FOR YEAR ENDED DECEMBER 31,     FAIR VALUE
                                                   -----------------------------------------------------------------    DEC. 31,
                                                    2001      2002    2003    2004    2005    THEREAFTER     TOTAL         2000
                                                   -------- -------  ------  ------  -------  ----------  ----------   ----------
DEBT                                                                      (US dollar equivalent in millions)


Short-term variable rate (various currencies)...   $30.7                                                 $     30.7   $    30.7
      Average interest rate (a) .................    7.4%
Long-term fixed rate ($US) ......................                                              $1,149.3     1,149.3       755.7
      Average interest rate .....................                                                   8.6%
Long-term variable rate ($US)....................            $331.1                                           331.1       331.1
      Average interest rate (a)..................               8.5%
Long-term variable rate (various currencies).....              58.6                                            58.6        58.6
      Average interest rate (a) .................               8.2%
                                                                                                          ----------   ----------
Total debt ......................................                                                         $ 1,569.7   $ 1,176.1
                                                                                                          ==========   ==========


(a) Weighted average variable rates are based upon implied forward rates from the yield curves at December 31, 2000.


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


NAME                                        POSITION
- ----                                        --------
Ronald O. Perelman                          Chairman of the Board, Chairman of the Executive Committee of
                                            the Board and Director

Jeffrey M. Nugent                           President, Chief Executive Officer and Director

Douglas H. Greeff                           Executive Vice President and Chief Financial Officer

Donald Drapkin                              Director

Howard Gittis                               Director

Edward J. Landau                            Director



         The name, age (as of March 30, 2001), principal occupation for the last five years, selected biographical information and period of service as a director of the Company of each of the nominees for election as a director are set forth below.

         Mr. Perelman (58) has been Chairman of the Board of Directors of Products Corporation and of Revlon, Inc. since June 1998, Chairman of the Executive Committee of the Board of Products Corporation and of Revlon, Inc. since November 1995, and a Director of Products Corporation and of Revlon, Inc. since their respective formations in 1992. Mr. Perelman has been Chairman of the Board and Chief Executive Officer of MacAndrews & Forbes and various of its affiliates since 1980. Mr. Perelman is also Chairman of the Executive Committee of the Board of Directors of M&F Worldwide Corp. ("M&F Worldwide") and Chairman of the Board of Directors of Panavision Inc. ("Panavision"). Mr. Perelman is also a Director of the following corporations which file reports pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"): Golden State Bancorp Inc. ("Golden State"), Golden State Holdings Inc. ("Golden State Holdings"), M&F Worldwide, Panavision and REV Holdings Inc. ("REV Holdings").

         Mr. Nugent (54) has been President and Chief Executive Officer of Products Corporation and of Revlon, Inc. since December 5, 1999. He has been a Director of Products Corporation and of Revlon, Inc. since February 14, 2000. He had been Worldwide President and Chief Executive Officer of Neutrogena Corporation from January 1995 until December 5, 1999. Prior to that, Mr. Nugent held various senior executive positions at Johnson & Johnson.

         Mr. Greeff (45) was elected Executive Vice President and Chief Financial Officer of Products Corporation and of Revlon, Inc. in May 2000. From September 1998 to May 2000 he was Managing Director, Fixed Income Global Loans, and Co-head of Leverage Finance at Salomon Smith Barney Inc. From January 1994 until August 1998 Mr. Greeff was Managing Director, Global Loans and Head of Leverage and Acquisition Finance at Citibank N.A.

         Mr. Drapkin (53) has been a Director of Products Corporation and of Revlon, Inc. since their respective formations in 1992. He has been Vice Chairman of the Board of MacAndrews & Forbes and various of its affiliates since 1987. Mr. Drapkin was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom for more than five years prior to 1987. Mr. Drapkin is also a Director of the following corporations which file reports pursuant to the Exchange Act:
Anthracite Capital, Inc., BlackRock Asset Investors, The Molson Companies Limited, Playboy Enterprises, Inc., ProxyMed, Inc., Warnaco Group, Inc. and Weider Nutrition International, Inc.

         Mr. Gittis (67) has been a Director of Products Corporation and of Revlon, Inc. since their respective formations in 1992. He has been Vice Chairman of the Board of MacAndrews & Forbes and various of its affiliates since 1985. Mr. Gittis is also a Director of the following corporations which file reports pursuant to the Exchange Act: Golden State, Golden State Holdings, Jones Apparel Group, Inc., Loral Space & Communications Ltd., M&F Worldwide, Panavision, REV Holdings and Sunbeam Corporation.

         Mr. Landau (71) has been a Director of Products Corporation since June 1992 and a Director of Revlon, Inc. since June 1996. Mr. Landau has been Of Counsel at the law firm of Wolf, Block, Schorr and Solis-Cohen LLP since February 1998, and was a Senior Partner of Lowenthal, Landau, Fischer & Bring, P.C., the predecessor to such firm, for more than five years prior to that date. Mr. Landau is also a Director of Offitbank Investment Fund, Inc., which files reports pursuant to the Exchange Act.

COMPENSATION OF DIRECTORS

         Directors who currently are not receiving compensation as officers or employees of Products Corporation or any of its affiliates are paid an annual retainer fee of $25,000, payable in quarterly installments, and a fee of $1,000 for each meeting of the Board of Directors or any committee thereof they attend.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth information for the years indicated concerning the compensation awarded to, earned by or paid to the persons who served as Chief Executive Officer of the Company during 2000 and the four most highly paid executive officers (see footnote (a) below), other than the Chief Executive Officer, who served as executive officers of the Company during 2000 (collectively, the "Named Executive Officers"), for services rendered in all capacities to the Company and its subsidiaries during such periods.



                           SUMMARY COMPENSATION TABLE
- ------------------------------------------------------------------------------------------------------------------------
                                                                                        LONG-TERM
                                                                                       COMPENSATION
                                        ANNUAL COMPENSATION(a)                            AWARDS
- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------
                                                                    OTHER ANNUAL        SECURITIES         ALL OTHER
  NAME AND PRINCIPAL                     SALARY        BONUS       COMPENSATION          UNDERLYING       COMPENSATION
     POSITION                   YEAR      ($)           ($)            ($)                OPTIONS             ($)
- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------

Jeffrey M. Nugent              2000    1,000,000      500,000          430,948            100,000            489,454
President and Chief Executive  1999      160,256         0              36,382            300,000             38,743
Officer (b)
- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------
Douglas H. Greeff              2000      422,500      450,000            7,868            100,000               0
Executive Vice President and
Chief Financial Officer (c)
- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------
Frank J. Gehrmann              2000      250,000      187,500              0               50,000            464,231
Former Executive Vice          1999      494,038      370,500            3,089             65,000             14,244
President and Chief Financial  1998      427,500      370,500            3,343             30,000             17,297
Officer (d)
- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------
Wade H. Nichols III            2000      487,500         0               6,612             50,000            275,467
Former Executive Vice          1999      593,558      207,450           17,964             40,000             37,802
President and Chief            1998      555,000      216,450           19,457             40,000             33,195
Administrative Officer (e)
- ------------------------------------------------------------------------------------------------------------------------


(a) The amounts shown in Annual Compensation for 2000, 1999 and 1998 reflect salary, bonus and other annual compensation (including perquisites and other personal benefits valued in excess of $50,000) and amounts reimbursed for payment of taxes awarded to, earned by or paid to the persons listed for services rendered to the Company and its subsidiaries. For the periods reported, Products Corporation had an Executive Bonus Plan in which executives participate (including Mr. Nugent and Mr. Greeff (see "Employment Agreements and Termination of Employment Arrangements"). The Executive Bonus Plan provided for payment of cash compensation upon the achievement of predetermined business and personal performance objectives during the calendar year which are established by the Revlon, Inc.'s Compensation and Stock Plan Committee (the "Compensation Committee"). Excluding Messrs. Gehrmann and Nichols, each of whose employment ceased during 2000 and prior to December 31, 2000, the Company did not have any "executive officers" during 2000 other than Messrs. Nugent and Greeff. Accordingly, for 2000 the Company is reporting the compensation of Messrs. Nugent and Greeff. Mr. Nugent's compensation is reported for 2000 and 1999 only because he did not serve as an executive officer of the Company prior to 1999. Mr. Greeff's compensation is reported for 2000 only because he did not serve as an executive officer of the Company prior to 2000.

(b) Mr. Nugent served as President and Chief Executive Officer of the Company during 1999 and 2000. Mr. Nugent received a bonus of $500,000 in respect of 2000 pursuant to the terms of his employment agreement. The amount shown for Mr. Nugent under Other Annual Compensation for 2000 includes $430,948 in respect of gross ups for taxes on imputed income arising out of (i) personal use of a Company-provided automobile, (ii) premiums paid or reimbursed by the Company in respect of life insurance, (iii) reimbursements for mortgage principal and interest payments pursuant to Mr. Nugent's employment agreement and (iv) relocation expenses paid or reimbursed by the Company in 2000. The amount shown under All Other Compensation for 2000 reflects (i) $17,369 in life insurance premiums, (ii) $365,880 in Company-paid relocation expenses and (iii) $106,205 of additional compensation in respect of interest and principal payments on a bank loan obtained by Mr. Nugent to purchase a principal residence in the New York metropolitan area pursuant to his employment agreement (See "Employment Agreements and Termination of Employment Arrangements"). The amount shown for Mr. Nugent under Salary for 1999 is comprised of $76,923 in salary and $83,333 earned by Mr. Nugent for consulting services provided by Mr. Nugent to the Company. Mr. Nugent did not receive a bonus for 1999. The amount shown for Mr. Nugent under Other Annual Compensation for 1999 includes a payment of $36,382 in respect of gross ups for taxes on imputed income arising out of relocation expenses paid or reimbursed by the Company in 1999. The amount shown under All Other Compensation for 1999 reflects $38,743 in Company-paid relocation expenses.

(c) Mr. Greeff became Executive Vice President and Chief Financial Officer of the Company in May 2000. Mr. Greeff received a bonus of $450,000 in respect of 2000 pursuant to the terms of his employment agreement. The amount shown for Mr. Greeff under Other Annual Compensation for 2000 includes $7,868 in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile.

(d) Mr. Gehrmann served as Executive Vice President and Chief Financial Officer during 2000 and resigned effective June 30, 2000. The amount shown for Mr. Gehrmann under Bonus for 2000 is comprised of bonus payments of $187,500, which, pursuant to his employment agreement (See "Employment Agreements and Termination of Employment Agreements"), is the pro rated portion of his 2000 bonus through his separation date of June 30, 2000. The amount shown under All Other Compensation for 2000 reflects (i) $5,100 in respect of matching contributions under the Revlon Employees' Savings, Profit Sharing and Investment Plan (the "401(k) Plan"), (ii) $2,400 in respect of matching contributions under the Revlon Excess Savings Plan for Key Employees (the "Excess Plan"), and
(iii) $456,731 payable pursuant to his employment agreement. The amount shown for Mr. Gehrmann under Bonus for 1999 reflects the bonus amount payable to Mr. Gehrmann pursuant to his employment agreement. The amount shown for Mr. Gehrmann under Other Annual Compensation for 1999 includes $3,089 in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile. The amount shown under All Other Compensation for 1999 reflects
(i) $4,800 in respect of matching contributions under the 401(k) Plan and
(ii) $9,444 in respect of matching contributions under the Excess Plan. The amounts shown for Mr. Gehrmann under Other Annual Compensation for 1998 includes $3,343 in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile. The amount shown under All Other Compensation for 1998 reflects (i) $4,800 in respect of matching contributions under the 401(k) Plan and (ii) $12,497 in respect of matching contributions under the Excess Plan.

(e) Mr. Nichols served as Executive Vice President and Chief Administrative Officer during 2000 and retired effective September 30, 2000. The amounts shown under Other Annual Compensation for 2000 includes $6,612 in respect of payments in respect of gross ups for taxes on imputed income arising out of premiums paid or reimbursed by the Company in respect of life insurance. The amount shown for Mr. Nichols under All Other Compensation for 2000 reflects (i) $9,562 in respect of life insurance premiums, (ii) $5,100 in respect of matching contributions under the 401(k) Plan, (iii) $8,158 in respect of matching contributions under the Excess Plan, (iv) $6,495 in respect of above market earnings on compensation deferred under the Revlon Executive Deferred Compensation Plan (the "Deferred Compensation Plan") for each year in which compensation was deferred that were earned but not paid or payable during 2000, and (v) $246,152 payable pursuant to his retirement agreement (See "Employment Agreements and Termination of Employment Agreements"). The amount shown for Mr. Nichols under Bonus for 1999 reflects the amount payable to Mr. Nichols under the Executive Bonus Plan, taking into account the guarantee by the Company of a minimum of 50% of targeted awards for 1999. The amount shown under Other Annual Compensation for 1999 includes $17,964 in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile and for taxes on imputed income arising out of premiums paid or reimbursed by the Company in respect of life insurance. The amount shown for Mr. Nichols under All Other Compensation for 1999 reflects (i) $9,377 in respect of life insurance premiums, (ii) $4,800 in respect of matching contributions under the 401(k) Plan, (iii) $11,781 in respect of matching contributions under the Excess Plan, and (iv) $11,844 in respect of above market earnings on compensation deferred under the Deferred Compensation Plan for each year in which compensation was deferred that was earned but not paid or payable during 1999. The amounts shown under Other Annual Compensation for 1998 includes $19,457 in respect of Company-paid tax preparation expenses and payments in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile and for taxes on imputed income arising out of premiums paid or reimbursed by the Company in respect of life insurance. The amount shown for Mr. Nichols under All Other Compensation for 1998 reflects (i) $9,990 in respect of life insurance premiums, (ii) $4,800 in respect of matching contributions under the 401(k) Plan, (iii) $10,463 in respect of matching contributions under the Excess Plan, and (iv) $7,942 in respect of above market earnings on compensation deferred under the Deferred Compensation Plan for each year in which compensation was deferred that was earned but not paid or payable during 1998.

                      OPTION GRANTS IN THE LAST FISCAL YEAR

         During 2000, the following grants of stock options were made pursuant to the Revlon, Inc. Third Amended and Restated 1996 Stock Plan (the "Amended Stock Plan") to the executive officers named in the Summary Compensation Table:



- ----------------------------------------------------------------------------------------------------------------
                                                                                                     GRANT
                                                                                                     DATE
                                            INDIVIDUAL GRANTS                                       VALUE (a)
- ----------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------
                                                   PERCENT OF
                             NUMBER OF           TOTAL OPTIONS      EXERCISE                         GRANT
                        SECURITIES UNDERLYING      GRANTED TO        OR BASE                         DATE
                              OPTIONS             EMPLOYEES IN        PRICE        EXPIRATION       PRESENT
NAME                         GRANTED (#)          FISCAL YEAR        ($/SH)           DATE          VALUE($)
- ----------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------
Jeffrey M. Nugent             100,000                  6%             4.00          12/5/10         249,540
- ----------------------------------------------------------------------------------------------------------------
Douglas H. Greeff             100,000                  6%            7.0625         5/22/10         441,288
- ----------------------------------------------------------------------------------------------------------------
Frank J. Gehrmann              50,000                  3%            7.0625         5/22/05         220,644
- ----------------------------------------------------------------------------------------------------------------
Wade H. Nichols III            50,000                  3%            7.0625         5/22/05         220,644
- ----------------------------------------------------------------------------------------------------------------


         The grants made during 2000 under the Amended Stock Plan to Mr. Nugent were awarded on December 5, 2000 pursuant to his employment agreement, consist of non-qualified options having a term of 10 years, vest 25% on each anniversary of the grant date and will become 100% vested on the fourth anniversary of the grant date, and have an exercise price equal to the closing price per share on the New York Stock Exchange ("NYSE") of Revlon, Inc.'s Class A Common Stock on the grant date, as indicated in the table above. The options granted to Mr. Greeff in 2000 under the Amended Stock Plan were made on May 22, 2000, consist of non-qualified options having a term of 10 years, vest 25% on each anniversary of the grant date and will become 100% vested on the fourth anniversary of the grant date (provided, however, an additional 25% of such options would vest on each subsequent anniversary date of the grant if the Company achieved certain performance objectives relating to the Company's operating income for the fiscal year preceding such anniversary date, which objectives were not achieved in 2000, so the 25% accelerated vesting will not occur on May 22, 2001 anniversary of the 2000 option grant (the "Performance-Based Accelerated Vesting") and have an exercise price equal to the closing price per share on the NYSE of Revlon, Inc.'s Class A Common Stock on the grant date, as indicated in the table above. The options granted to Mr. Gehrmann in 2000 consist of non-qualified options that, pursuant to the terms of his employment agreement will continue to vest and remain exercisable until one year after they are fully vested and such options were granted under the Performance-Based Accelerated Vesting. (See "Employment Agreements and Termination of Employment Agreements"). The options granted to Mr. Nichols in 2000 consist of non-qualified options that, pursuant to the terms of his retirement agreement will continue to vest and remain exercisable until one year after they are fully vested and such options were granted under the Performance-Based Accelerated Vesting. (See "Employment Agreements and Termination of Employment Agreements"). During 2000, the Company also granted an option to purchase 300,000 shares of Revlon, Inc.'s Class A Common Stock pursuant to the Amended Stock Plan to Mr. Perelman, the Chairman of the Board of Directors of the Company. The option will vest in full on the fifth anniversary of the grant date and has an exercise price of $8.8125, the closing price per share on the NYSE of Revlon, Inc.'s Class A Common Stock on March 30, 2000, the date of the grant.

(a) Grant Date Present Values were calculated using the Black-Scholes option pricing model. The model as applied used the grant dates of May, 22, 2000 with respect to the options granted on such date and used the grant date of December 5, 2000 with respect to the option granted to Mr. Nugent on such date. Stock option models require a prediction about the future movement of stock price. The following assumptions were made for purposes of calculating Grant Date Present
Values: (i) a risk-free rate of return of 6.69% with respect to the options granted on May 22, 2000, and 5.45% with respect to the option granted to Mr. Nugent on December 5, 2000, which were the rates as of the applicable grant dates for the U.S. Treasury Zero Coupon Bond issues with a remaining term similar to the expected term of the options; (ii) stock price volatility of 69% based upon the volatility of Revlon, Inc.'s Class A Common Stock price; (iii) a constant dividend rate of zero percent and (iv) that the options normally would be exercised on the final day of their seventh year after grant. No adjustments to the theoretical value were made to reflect the waiting period, if any, prior to vesting of the stock options or the transferability (or restrictions related thereto) of the stock options. The real value of the options in the table depends upon the actual performance of Revlon, Inc.'s Class A Common Stock during the applicable period and upon when they are exercised.

                       AGGREGATED OPTION EXERCISES IN LAST
                  FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         The following chart shows the number of stock options exercised during 2000 and the 2000 year-end value of the stock options held by the executive officers named in the Summary Compensation Table:


- ---------------------------------------------------------------------------------------------------------------
                                                                                               VALUE OF
                                                                                             UNEXERCISED
                                                          NUMBER OF SECURITIES                 IN-THE-
                                                          UNDERLYING UNEXERCISED             MONEY OPTIONS
                     SHARES                                  OPTIONS AT FISCAL            AT FISCAL YEAR-END
                    ACQUIRED            VALUE                    YEAR-END (#)                  EXERCISABLE/
     NAME          ON EXERCISE (#)   REALIZED ($)        EXERCISABLE/UNEXERCISABLE        UNEXERCISABLE (a)($)
- ---------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------
Jeffrey M.             0                0                       0/400,000                        0/0
Nugent
- ---------------------------------------------------------------------------------------------------------------
Douglas H.             0                0                       0/100,000                        0/0
Greeff
- ---------------------------------------------------------------------------------------------------------------
Frank J.               0                0                    50,250/116,750                      0/0
Gehrmann
- ---------------------------------------------------------------------------------------------------------------
Wade H.                0                0                    112,500/77,500                      0/0
Nichols III
- ---------------------------------------------------------------------------------------------------------------

(a) The market value of the underlying shares of Revlon, Inc.'s Class A Common Stock at year end, calculated using $4.96, the December 29, 2000 closing price per share on the NYSE of Revlon, Inc.'s Class A Common Stock, was less than the exercise price of all stock options listed in the table. The actual value, if any, an executive may realize upon exercise of a stock option depends upon the amount by which the market price of shares of Revlon, Inc.'s Class A Common Stock exceeds the exercise price per share when the stock options are exercised.

                       LONG-TERM INCENTIVE PLANS - AWARDS
                               IN LAST FISCAL YEAR

       The following table sets forth the award made in 2000 under the Company's Senior Executive Long-Term Incentive Plan ("SELTIP") which was established in 2000. The SELTIP provides for a cash payment at the end of a three-year period, based on the Company's achievement of pre-established performance targets. For the three-year period ending December 31, 2002 the actual dollar amount of the payout will be based on the Company's cumulative consolidated net sales and cumulative operating income. Target payouts will be made if both objectives are achieved.


- ----------------------------- ------------------------------------------ -------------------------------------

NAME(a)                       PERFORMANCE OR OTHER PERIOD UNTIL          ESTIMATED FUTURE PAYOUTS UNDER
                              MATURATION OR PAYOUT                       NON-STOCK PRICE-BASED PLANS
- ----------------------------- ------------------------------------------ -------------------------------------

Douglas H. Greeff             Three-Year Fiscal Period (2000-2002)       $0(b)
                              Ending 12/31/02
- ----------------------------- ------------------------------------------ -------------------------------------

(a) Jeffrey Nugent did not participate in the SELTIP for 2000, and Mr. Gehrmann's and Mr. Nichols' eligibility to participate in the SELTIP ceased when they ceased employment.

(b) The Company currently estimates that there will not be any payouts under the SELTIP for the three-year period ending December 31, 2002.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

         Each of Messrs. Nugent and Greeff has a current executive employment agreement with Products Corporation. Mr. Nugent's employment agreement provides that he will serve as President and Chief Executive Officer at a base salary of not less than $1,000,000 for 2000, not less than $1,150,000 for 2001 and not less than $1,300,000 for 2002, and that management will recommend to the Compensation Committee that he be granted options to purchase 100,000 shares of Revlon, Inc.'s Class A Common Stock on each of December 5, 2000 (which grant was made) and 2001. At any time on or after December 31, 2002, Products Corporation may terminate the term of Mr. Nugent's agreement by 24 months' prior notice of non-renewal. During any such period, after notice of non-renewal Mr. Nugent would be deemed an employee at will and would be eligible for severance under the Executive Severance Policy (see "--Executive Severance Policy").

         Mr. Greeff entered into an employment agreement with Products Corporation dated as of May 9, 2000, which provides that he will serve as Chief Financial Officer at a base salary of not less than $650,000 per annum and that management will recommend to the Compensation Committee that he be granted options to purchase 100,000 shares of Revlon, Inc.'s Class A Common Stock on May 9, 2000 (which grant was actually made on May 22, 2000) and 50,000 shares of Revlon, Inc.'s Class A Common Stock on each of February 15, 2001 and 2002. At any time after May 8, 2003, Products Corporation may terminate Mr. Greeff's employment by 24 months' prior notice of non-renewal. During any such period, after notice of non-renewal, Mr. Greeff would be deemed an employee at will and would be eligible for severance under the Executive Severance Policy (see "--Executive Severance Policy").

         Each of Messrs. Nugent's and Greeff's employment agreements provides for participation in the Executive Bonus Plan. Mr. Nugent's agreement also provides that he will receive not less than $500,000 as a bonus in respect of 2000. Mr. Greeff's employment agreement provides that he will receive not less than $450,000 as a bonus in respect of 2000. Each of Messrs. Nugent's and Greeff's employment agreements provides for participation in other executive benefit plans on a basis equivalent to other senior executives of the Company generally. The employment agreements of Mr. Nugent and Mr. Greeff provide for Company-paid supplemental term life insurance during employment in the amount of three times and two times base salary, respectively, and for Company-paid supplemental disability insurance. Each of the employment agreements currently in effect provides for protection of Company confidential information and includes a non-compete obligation. Mr. Greeff's employment agreement provides for his participation in the Senior Executive Long-Term Incentive Plan (the "SELTIP"), with a target payout of $500,000 at the end of the fiscal year ending December 31, 2002, subject to the terms of the SELTIP (See "Long-Term Incentive Plans - Awards In Last Fiscal Year").

         Mr. Nugent's employment agreement provides that in the event of termination of the term of such agreement by Mr. Nugent for breach by the Company of a material provision of such agreement or failure of the Compensation Committee to adopt and implement the recommendations of management with respect to stock option grants, or by the Company prior to December 31, 2002 (otherwise than for "cause" as defined in Mr. Nugent's employment agreement or disability), Mr. Nugent would be entitled, at his election, to severance pursuant to the Executive Severance Policy (see "--Executive Severance Policy") (other than the six-month limit on lump sum payments provided for in the Executive Severance Policy, which six-month limit provision would not apply to Mr. Nugent) or continued payments of base salary through December 31, 2004 and continued participation in the Company's life insurance plan, which life insurance coverage is subject to a limit of two years, and medical plans subject to the terms of such plans through December 31, 2004 or until Mr. Nugent were covered by like plans of another company, continued Company-paid supplemental term life insurance and continued Company-paid supplemental disability insurance. Any such payments to Mr. Nugent (other than any lump sum payment to which he may be entitled under the Executive Severance Policy) would be reduced by any compensation earned by Mr. Nugent from other employment or consultancy during such period. In addition, the employment agreement with Mr. Nugent provides that if he remains employed by Products Corporation or its affiliates until age 62, then upon any subsequent retirement he will be entitled to a supplemental pension benefit in a sufficient amount so that his annual pension benefit from all qualified and non-qualified pension plans of Products Corporation and its affiliates (expressed as a straight life annuity) equals $500,000. If Mr. Nugent's employment were to terminate on or after September 30, 2000 and prior to September 30, 2001 then he would receive 11.1% of the amount otherwise payable pursuant to his employment agreement and thereafter an additional 11.1% would accrue as of each September 30th on which Mr. Nugent is still employed (but in no event more than would have been payable to Mr. Nugent under the foregoing provision had he retired at age 62). Mr. Nugent would not receive any supplemental pension benefit and would be required to reimburse the Company for any supplemental pension benefits received if he were to terminate his employment prior to January 1, 2003 other than for "good reason" (as defined in his employment agreement), or if he were to breach the agreement or be terminated by the Company for "cause" (as defined in his employment agreement).

         Mr. Greeff's employment agreement provides that in the event of termination of the term of such agreement by Mr. Greeff for breach by the Company of a material provision of such agreement or failure of the Compensation Committee to adopt and implement the recommendations of management with respect to stock option grants, or by the Company prior to May 8, 2003 (otherwise than for "cause" as defined in his employment agreement or disability), Mr. Greeff would be entitled, at his election, to severance pursuant to the Executive Severance Policy (see "--Executive Severance Policy") (other than the six-month limit on lump sum payments provided for in the Executive Severance Policy, which six-month limit provision would not apply to Mr. Greeff) or continued payments of base salary through May 8, 2005 and continued participation in the Company's life insurance plan, which life insurance coverage is subject to a limit of two years, and medical plans subject to the terms of such plans through May 8, 2005 or until Mr. Greeff were covered by like plans of another company, continued Company-paid supplemental term life insurance and continued Company-paid supplemental disability insurance. Any such payments to Mr. Greeff (other than any lump sum payment to which he may be entitled under the Executive Severance Policy) would be reduced by any compensation earned by Mr. Greeff from other employment or consultancy during such period. In addition, the employment agreement with Mr. Greeff provides that if he remains employed by Products Corporation or its affiliates until age 62, then upon any subsequent retirement he will be entitled to a supplemental pension benefit in a sufficient amount so that his annual pension benefit from all qualified and non-qualified pension plans of Products Corporation and its affiliates (expressed as a straight life annuity) equals $400,000. If Mr. Greeff's employment were to terminate prior to January 31, 2001 then he would receive no supplemental pension benefit. If his employment were to terminate on or after January 31, 2001 and prior to January 31, 2002 then he would receive 9.09% of the amount otherwise payable pursuant to his employment agreement and thereafter an additional 9.09% would accrue as of each January 31st on which Mr. Greeff is still employed (but in no event more than would have been payable to Mr. Greeff under the foregoing provision had he retired at age 62). Mr. Greeff would not receive any supplemental pension benefit and would be required to reimburse the Company for any supplemental pension benefits received if he were to terminate his employment prior to May 8, 2003 other than for "good reason" (as defined in his employment agreement), or if he were to breach such agreement or be terminated by the Company for "cause" (as defined in his employment agreement). The employment agreements in effect for Messrs. Nugent and Greeff provide for continuation of life insurance and executive medical insurance coverage in the event of permanent disability.

         Mr. Nichols retired from his employment with the Company effective October 1, 2000 and entered into a retirement agreement with Products Corporation dated as of September 15, 2000, which provides that he is to receive a retirement allowance payable in equal bi-weekly installments of $33,333 commencing October 1, 2000 and expiring February 28, 2003, which allowance would not be reduced on account of any compensation earned from other employment or consulting services by Mr. Nichols during such period. Pursuant to his retirement agreement, commencing January 1, 2005, the Company shall pay Mr. Nichols a monthly straight life annuity pension at a specified rate, to be reduced by any benefit to which Mr. Nichols is eligible under any defined benefit plan currently or previously maintained by Products Corporation or any of its affiliates.

         By mutual agreement, the term of Mr. Gehrmann's employment agreement with Products Corporation, as amended on March 23, 2000 and May 9, 2000, ended on June 30, 2000. Mr. Gehrmann's amended employment agreement provides that he is to receive continued base salary and bonus payments for a period of 36 months commencing on June 30, 2000 at the aggregate annual rate of $875,000, which payments would not be reduced by compensation earned for other employment or consulting services by Mr. Gehrmann during the severance period. Pursuant to his amended employment agreement, the Company recommended to the Compensation Committee that he be granted options to purchase 50,000 shares of Revlon, Inc.'s Class A Common Stock in 2000, which options were granted to Mr. Gehrmann in May 2000.

         Mr. Nugent's employment agreement provides that he is entitled to a loan from Products Corporation of up to $500,000 for relocation expenses (which he received), which will be due and payable with interest at the applicable federal rate upon the earlier of the termination of his employment or five years from the initial loan. In addition, during the term of his employment agreement, Mr. Nugent will receive additional compensation payable on a monthly basis equal to the amount actually paid by him in respect of interest and principal on a bank loan (the "Mortgage") of up to $1,500,000 obtained by Mr. Nugent to purchase a principal residence in the New York metropolitan area (the "Home Loan Payments"), plus a gross up for any taxes payable by Mr. Nugent as a result of such additional compensation. If Mr. Nugent terminates his employment for other than "good reason" or is terminated for "cause" (as such terms are defined in his employment agreement), then he shall be obligated to pay to Products Corporation an amount equal to the total amount of interest that would have been payable on the Home Loan Payments if the rate of interest on the Mortgage were the applicable federal rate in effect from time to time, plus the applicable tax gross up for such amounts. In addition, Mr. Nugent's employment agreement provides that he shall be entitled to a special bonus, payable on January 15 of the year next following the year in which his employment terminates, equal to the product of (A) $1,500,000 less the amount of Home Loan Payments made prior to the termination multiplied by (B) the following percentages: for termination in 2000, 0%; for termination in 2001, 20%; for termination in 2002, 40%; for termination in 2003, 60%; for termination in 2004, 80%; and for termination in 2005 or thereafter, 100%. Notwithstanding the above, if Mr. Nugent terminates his employment for other than "good reason" or is terminated for "cause" (as such terms are defined in his employment agreement), or if he breaches certain post-employment covenants, any bonus described above shall be forfeited or repaid by Mr. Nugent, as the case may be.

         Mr. Greeff's employment agreement provides that he is entitled to a loan from Products Corporation in the amount of $800,000 (which he received), with the principal to be payable in five equal installments of $160,000, with interest at the applicable federal rate, on each of May 9, 2001 and the four successive anniversaries thereafter, provided that the total principal amount of such loan and any accrued, but unpaid, interest at the applicable federal rate (the "Loan Payment") shall be due and payable upon the earlier of the January 15 immediately following the termination of his employment for any reason or May 9, 2005. In addition, Mr. Greeff's employment agreement provides that he shall be entitled to a special bonus, payable on each May 9th commencing on May 9, 2001 and ending with May 9, 2005 equal to the sum of the Loan Payment with respect to such year, provided that he is employed on each such May 9th, and further provided that in the event that Mr. Greeff terminates his employment for "good reason" or is terminated for a reason other than "cause" (as such terms are defined in his employment agreement), he shall be entitled to a special bonus in the amount of $800,000 minus the sum of any special bonuses paid through the date of such termination plus accrued, but unpaid, interest at the applicable federal rate. Notwithstanding the above, if Mr. Greeff terminates his employment for other than "good reason" or is terminated for "cause" (as such terms are defined in his employment agreement), or if he breaches certain post-employment covenants, any bonus described above shall be forfeited or repaid by Mr. Greeff, as the case may be.

EXECUTIVE SEVERANCE POLICY

         Products Corporation's Executive Severance Policy provides that upon termination of employment of eligible executive employees, including Messrs. Nugent and Greeff (but excluding Messrs. Nichols and Gehrmann), other than voluntary resignation or termination by Products Corporation for good reason, in consideration for the execution of a release and confidentiality agreement and Products Corporation's standard employee non-competition agreement, the eligible executive will be entitled to receive, in lieu of severance under any employment agreement then in effect or under Products Corporation's basic severance plan, a number of months of severance pay in semi-monthly installments based upon such executive's grade level and years of service reduced by the amount of any compensation from subsequent employment, unemployment compensation or statutory termination payments received by such executive during the severance period, and, in certain circumstances, by the actuarial value of enhanced pension benefits received by the executive, as well as continued participation in medical and certain other benefit plans for the severance period (or in lieu thereof, upon commencement of subsequent employment, a lump sum payment equal to the then present value of 50% of the amount of base salary then remaining payable through the balance of the severance period). Pursuant to the Executive Severance Policy, upon meeting the conditions set forth therein, as of December 31, 2000 Messrs. Nugent and Greeff would be entitled to severance pay equal to 19 and 18 months' of base salary, respectively, at the rate in effect on the date of employment termination plus continued participation in the medical and dental plans for the same respective periods on the same terms as active employees.

DEFINED BENEFIT PLANS

       The following table shows the estimated annual retirement benefits payable (as of December 31, 2000) at normal retirement age (65) to a person retiring with the indicated average compensation and years of credited service, on a straight life annuity basis, after Social Security offset, under the Revlon Employees' Retirement Plan (the "Retirement Plan"), including amounts attributable to the Pension Equalization Plan, each as described below. These amounts reflected in the table are attributable to all benefits accrued under the Retirement Plan on or before December 31, 2000 and will continue to apply to any person who is actively employed after that date who meets the Retirement Plan's eligibility requirements and who does not participate in the Cash Balance program described below (the "Non-Cash Balance Retirement Plan"). The table does not apply to benefits accrued on and after January 1, 2001 by any person who is eligible to participate in the Cash Balance program on or after that date.



  HIGHEST CONSECUTIVE                 ESTIMATED ANNUAL STRAIGHT LIFE ANNUITY BENEFITS AT RETIREMENT
   FIVE-YEAR AVERAGE                           WITH INDICATED YEARS OF CREDITED SERVICE (a)
  COMPENSATION DURING         ----------------------------------------------------------------------------
    FINAL 10 YEARS                  15               20              25           30              35
- -------------------------     -------------     ------------    -----------  ------------   --------------

         $ 600,000              $151,392         $201,856        $252,320     $302,784        $302,784
           700,000               177,392          236,523         295,653      354,784         354,784
           800,000               203,392          271,189         338,987      406,784         406,784
           900,000               229,392          305,856         382,320      458,784         458,784
         1,000,000               255,392          340,523         425,653      500,000         500,000
         1,100,000               281,392          375,189         468,987      500,000         500,000
         1,200,000               307,392          409,856         500,000      500,000         500,000
         1,300,000               333,392          444,523         500,000      500,000         500,000
         1,400,000               359,392          479,189         500,000      500,000         500,000
         1,500,000               385,392          500,000         500,000      500,000         500,000
         2,000,000               500,000          500,000         500,000      500,000         500,000
         2,500,000               500,000          500,000         500,000      500,000         500,000



(a) The normal form of benefit for the Retirement Plan and the Pension Equalization Plan is a straight life annuity.

         The Retirement Plan is intended to be a tax qualified defined benefit plan. Non-Cash Balance Retirement Plan benefits are a function of service and final average compensation. The Non-Cash Balance Retirement Plan is designed to provide an employee having 30 years of credited service with an annuity generally equal to 52% of final average compensation, less 50% of estimated individual Social Security benefits. Final average compensation is defined as average annual base salary and bonus (but not any part of bonuses in excess of 50% of base salary) during the five consecutive calendar years in which base salary and bonus (but not any part of bonuses in excess of 50% of base salary) were highest out of the last 10 years prior to retirement or earlier termination. Except as otherwise indicated, credited service includes all periods of employment with the Company or a subsidiary prior to retirement or earlier termination. Messrs. Nugent and Greeff do not participate in the Non-Cash Balance Retirement Plan.

         Effective January 1, 2001, Products Corporation amended the Retirement Plan to introduce a Cash Balance program under the Retirement Plan (the "Cash Balance Plan"). Under the Cash Balance Plan, eligible employees will receive quarterly pay credits to an individual cash balance bookkeeping account equal to 5% of their compensation for the previous quarter. Interest credits will also be allocated quarterly (based on the yield of the 30-year Treasury bond), commencing June 30, 2001. Employees who as of January 1, 2001 were at least age 45, had 10 or more years of service with the Company and whose age and years of service totaled at least 60 were "grandfathered" and continue to participate in the Non-Cash Balance Retirement Plan under the same retirement formula described in the preceding paragraph. All other eligible employees had their benefits earned (if any) under the Non-Cash Balance Retirement Plan "frozen" at the current level on December 31, 2000 and began to participate in the Cash Balance Plan on January 1, 2001. The "frozen" benefits will be payable at normal retirement age. Any employee who, as of January 1, 2001 was at least age 40 but not part of the "grandfathered" group will, in addition to the "basic" 5% quarterly pay credits, receive quarterly "transition" pay credits of 3% of compensation each year for up to 10 years or until he/she leaves employment with the Company, whichever is earlier. Messrs. Nugent and Greeff both participate in the Cash Balance Plan and will be eligible to receive basic and transition pay credits. The estimated annual benefits payable under the Cash Balance Plan as a single life annuity (assuming Messrs. Nugent and Greeff remain employed by the Company until age 65 at their current level of compensation) is $199,000 for Mr. Nugent and $249,700 for Mr. Greeff. Messrs. Nugent's and Greeff's total retirement benefits will be determined in accordance with their respective employment agreements, each of which provides for a guaranteed retirement benefit provided that certain conditions are met.

         The Employee Retirement Income Security Act of 1974, as amended, places certain maximum limitations upon the annual benefit payable under all qualified plans of an employer to any one individual. In addition, the Omnibus Budget Reconciliation Act of 1993 limits the annual amount of compensation that can be considered in determining the level of benefits under qualified plans. The Pension Equalization Plan, as amended effective December 14, 1998, is a non-qualified benefit arrangement designed to provide for the payment by Products Corporation of the difference, if any, between the amount of such maximum limitations and the annual benefit that would be payable under the Retirement Plan (including the Non-Cash Balance Retirement Plan and the Cash Balance Plan) but for such limitations, up to a combined maximum annual straight life annuity benefit at age 65 under the Retirement Plan and the Pension Equalization Plan of $500,000. Benefits provided under the Pension Equalization Plan are conditioned on the participant's compliance with his or her non-competition agreement and on the participant not competing with Products Corporation for one year after termination of employment.

         The number of years of credited service under the Retirement Plan and the Pension Equalization Plan as of January 1, 2001 (rounded to full years) for Mr. Nugent is one year, for Mr. Gehrmann was six years and for Mr. Nichols was 22 years. Mr. Greeff had no years of credited service as of January 1, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Revlon, Inc. beneficially owns all the outstanding shares of common stock of Products Corporation. Through REV Holdings, the parent of Revlon, Inc., Ronald O. Perelman, 35 East 62nd Street, New York, New York, 10021, through MacAndrews Holdings, a corporation wholly owned indirectly through Mafco Holdings, beneficially owns 11,250,000 shares of Class A Common Stock of Revlon, Inc. (representing approximately 56% of the outstanding shares of Class A Common Stock of Revlon, Inc.) and all of the outstanding 31,250,000 shares of Class B Common Stock of Revlon, Inc., which together represent approximately 83% of the outstanding shares of Revlon, Inc. common stock and have approximately 97.3% of the combined voting power of the outstanding shares of Revlon, Inc. common stock. No other director, executive officer or other person beneficially owns any shares of Products Corporation's common stock. All of the shares of Revlon, Inc. common stock owned by REV Holdings are pledged by REV Holdings to secure obligations, and shares of intermediate holding companies are or may from time to time be pledged to secure obligations of Mafco Holdings or its affiliates.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Revlon, Inc. beneficially owns all the outstanding shares of common stock of Products Corporation. MacAndrews & Forbes beneficially owns shares of Revlon, Inc.'s common stock having approximately 97.3% of the combined voting power of the outstanding shares of Revlon, Inc.'s common stock. As a result, MacAndrews & Forbes is able to elect the entire Board of Directors of Products Corporation and control the vote on all matters submitted to a vote of Products Corporation's stockholder, including extraordinary transactions such as mergers or sales of all or substantially all of Products Corporation's assets. MacAndrews & Forbes is wholly owned by Ronald O. Perelman, who is Chairman of the Board of Directors of Products Corporation.

TRANSFER AGREEMENTS

         In June 1992, Revlon, Inc. and Products Corporation entered into an asset transfer agreement with Holdings and certain of its wholly-owned subsidiaries (the "Asset Transfer Agreement"), and Revlon, Inc. and Products Corporation entered into a real property asset transfer agreement with Holdings (the "Real Property Transfer Agreement" and, together with the Asset Transfer Agreement, the "Transfer Agreements"), and pursuant to such agreements, on June 24, 1992 Holdings transferred assets to Products Corporation and Products Corporation assumed all the liabilities of Holdings, other than certain specifically excluded assets and liabilities (the liabilities excluded are referred to as the "Excluded Liabilities"). Certain consumer products lines sold in demonstrator assisted distribution channels considered not integral to the Company's business and which historically had not been profitable (the "Retained Brands") and certain of the assets and liabilities were retained by Holdings. Holdings agreed to indemnify Revlon, Inc. and Products Corporation against losses arising from the Excluded Liabilities, and Revlon, Inc. and Products Corporation agreed to indemnify Holdings against losses arising from the liabilities assumed by Products Corporation. The amount reimbursed by Holdings to Products Corporation for the Excluded Liabilities for 2000 was $0.4 million.

REIMBURSEMENT AGREEMENTS

         Revlon, Inc., Products Corporation and MacAndrews Holdings have entered into reimbursement agreements (the "Reimbursement Agreements") pursuant to which
(i) MacAndrews Holdings is obligated to provide (directly or through affiliates) certain professional and administrative services, including employees, to Revlon, Inc. and its subsidiaries, including Products Corporation, and purchase services from third party providers, such as insurance and legal and accounting services, on behalf of Revlon, Inc. and its subsidiaries, including Products Corporation, to the extent requested by Products Corporation, and (ii) Products Corporation is obligated to provide certain professional and administrative services, including employees, to MacAndrews Holdings (and its affiliates) and purchase services from third party providers, such as insurance and legal and accounting services, on behalf of MacAndrews Holdings (and its affiliates) to the extent requested by MacAndrews Holdings, provided that in each case the performance of such services does not cause an unreasonable burden to MacAndrews Holdings or Products Corporation, as the case may be. Products Corporation reimburses MacAndrews Holdings for the allocable costs of the services purchased for or provided to Products Corporation and its subsidiaries and for reasonable out-of-pocket expenses incurred in connection with the provision of such services. MacAndrews Holdings (or such affiliates) reimburses Products Corporation for the allocable costs of the services purchased for or provided to MacAndrews Holdings (or such affiliates) and for the reasonable out-of-pocket expenses incurred in connection with the purchase or provision of such services. The net amount reimbursed by MacAndrews Holdings to Products Corporation for the services provided under the Reimbursement Agreements for 2000 was $0.9 million. Each of Revlon, Inc. and Products Corporation, on the one hand, and MacAndrews Holdings, on the other, has agreed to indemnify the other party for losses arising out of the provision of services by it under the Reimbursement Agreements other than losses resulting from its willful misconduct or gross negligence. The Reimbursement Agreements may be terminated by either party on 90 days' notice. Products Corporation does not intend to request services under the Reimbursement Agreements unless their costs would be at least as favorable to Products Corporation as could be obtained from unaffiliated third parties.

TAX SHARING AGREEMENT

         Revlon, Inc. and Products Corporation, for federal income tax purposes, are included in the affiliated group of which Mafco Holdings is the common parent, and Revlon, Inc.'s and Products Corporation's federal taxable income and loss are included in such group's consolidated tax return filed by Mafco Holdings. Revlon, Inc. and Products Corporation also may be included in certain state and local tax returns of Mafco Holdings or its subsidiaries. In June 1992, Holdings, Revlon, Inc., Products Corporation and certain of its subsidiaries, and Mafco Holdings entered into a tax sharing agreement (as subsequently amended, the "Tax Sharing Agreement"), pursuant to which Mafco Holdings has agreed to indemnify Revlon, Inc. and Products Corporation against federal, state or local income tax liabilities of the consolidated or combined group of which Mafco Holdings (or a subsidiary of Mafco Holdings other than Revlon, Inc. and Products Corporation or its subsidiaries) is the common parent for taxable periods beginning on or after January 1, 1992 during which Revlon, Inc. and Products Corporation or a subsidiary of Products Corporation is a member of such group. Pursuant to the Tax Sharing Agreement, for all taxable periods beginning on or after January 1, 1992, Products Corporation will pay to Revlon, Inc., which in turn will pay to Holdings amounts equal to the taxes that Products Corporation would otherwise have to pay if they were to file separate federal, state or local income tax returns (including any amounts determined to be due as a result of a redetermination arising from an audit or otherwise of the consolidated or combined tax liability relating to any such period which is attributable to Products Corporation), except that Products Corporation will not be entitled to carry back any losses to taxable periods ending prior to January 1, 1992. No payments are required by Products Corporation or Revlon, Inc. if and to the extent Products Corporation is prohibited under the Credit Agreement from making tax sharing payments to Revlon, Inc. The Credit Agreement prohibits Products Corporation from making such tax sharing payments other than in respect of state and local income taxes. Since the payments to be made under the Tax Sharing Agreement will be determined by the amount of taxes that Products Corporation would otherwise have to pay if it were to file separate federal, state or local income tax returns, the Tax Sharing Agreement will benefit Mafco Holdings to the extent Mafco Holdings can offset the taxable income generated by Products Corporation against losses and tax credits generated by Mafco Holdings and its other subsidiaries. The Tax Sharing Agreement was amended to eliminate a contingent payment to Revlon, Inc. under certain circumstances in return for a $10 million note with interest at 12% and interest and principal payable by Mafco Holdings on December 31, 2005. As a result of net operating tax losses and prohibitions under the Credit Agreement there were no federal tax payments or payments in lieu of taxes pursuant to the Tax Sharing Agreement for 2000.

OTHER

         Pursuant to a lease dated April 2, 1993 (the "Edison Lease"), Holdings leased to Products Corporation the Edison research and development facility for a term of up to 10 years with an annual rent of $1.4 million and certain shared operating expenses payable by Products Corporation which, together with the annual rent, were not to exceed $2.0 million per year. In August 1998, Holdings sold the Edison facility to an unrelated third party, which assumed substantially all liability for environmental claims and compliance costs relating to the Edison facility, and in connection with the sale Products Corporation terminated the Edison Lease and entered into a new lease with the new owner. Holdings agreed to indemnify Products Corporation to the extent rent under the new lease exceeds rent that would have been payable under the terminated Edison Lease had it not been terminated. The net amount reimbursed by Holdings to Products Corporation with respect to the Edison facility for 2000 was $0.2 million.

         During 2000, Products Corporation leased certain facilities to MacAndrews & Forbes or its affiliates pursuant to occupancy agreements and leases. These included space at Products Corporation's New York headquarters and at Products Corporation's offices in London. The rent paid to Products Corporation for 2000 was $0.9 million.

       Products Corporation's Credit Agreement is supported by, among other things, guarantees from Revlon, Inc., Holdings and certain of Holdings' subsidiaries. The obligations under such guarantees are secured by, among other things, the capital stock of Products Corporation and the capital stock and certain assets of certain subsidiaries of Holdings.

         During 2000, Products Corporation made an advance of $0.1 million to Mr. Jeffrey Nugent pursuant to his employment agreement for relocation expenses, which advance bears interest at the applicable federal rate.

         During 2000, Products Corporation made an advance of $0.8 million to Mr. Douglas Greeff, pursuant to his employment agreement, which bears interest at the applicable federal rate.

         During 2000, Products Corporation made payments of $0.1 million to a fitness center, an interest in which is owned by members of Mr. Donald Drapkin's immediate family, for discounted health club dues for an executive health program of Products Corporation. Mr. Drapkin is a director of the Company.

         During 2000, Products Corporation made payments of $0.2 million to Ms. Ellen Barkin (spouse of Mr. Perelman) under an agreement pursuant to which she provided voiceover services for certain of the Company's advertisements.

         The law firm, of which Mr. Edward Landau is Of Counsel, Wolf, Block, Schorr and Solis-Cohen LLP, provided legal services to Products Corporation and its subsidiaries during 2000, but did not provide any such services in 1998 or 1999.

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


EXHIBIT NO.                                                   DESCRIPTION
                                                              -----------
3.                 CERTIFICATE OF INCORPORATION AND BY-LAWS.

3.1                Certificate of  Incorporation of Products  Corporation  (incorporated by reference to Exhibit 3.3 to the Form 10 of Products  Corporation  filed with the  Commission  on August 7, 1992,  File No.
                   1-11334).

3.2                Certificate  of Amendment of  Certificate of  Incorporation  of Products  Corporation as filed on
                   February 18, 1993  (incorporated  by  reference to Exhibit 3.4 to the Annual  Report on Form 10-K for the year ended  December 31, 1992 of Products  Corporation  (the "Products  Corporation  1992
                   10-K")).

3.3                Amended and Restated By-Laws of Products Corporation dated
                   January 30, 1997 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K for the year ended December
                   31, 1996 of Products Corporation).

4.                 INSTRUMENTS DEFINING THE RIGHT OF SECURITY HOLDERS, INCLUDING INDENTURES.

4.1                Indenture, dated as of February 1, 1998, between Revlon
                   Escrow and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee, relating to the 8 1/8% Senior Notes due 2006 (the "8 1/8%
                   Senior Notes Indenture") (incorporated by reference to
                   Exhibit 4.1 to the Registration Statement on Form S-1 of
                   Products Corporation filed with the Commission on March 12,
                   1998, File No. 333-47875 (the "Products Corporation 1998 Form
                   S-1")).

4.2                Indenture, dated as of February 1, 1998, between Revlon
                   Escrow and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee, relating to the




                   8 5/8% Senior Notes Due 2006 (the "8 5/8% Senior Subordinated
                   Notes Indenture") (incorporated by reference to Exhibit 4.3 to the Products Corporation 1998 Form S-1).

4.3                First Supplemental  Indenture,  dated April 1, 1998, among Products Corporation,  Revlon Escrow, and the  Trustee,  amending  the 8 1/8% Senior  Notes  Indenture  (incorporated  by reference to
                   Exhibit 4.2 to the Products Corporation 1998 Form S-1).

4.4                First Supplemental  Indenture,  dated March 4, 1998, among Products Corporation,  Revlon Escrow, and the Trustee,  amending  the 8 5/8% Senior  Subordinated  Notes  Indenture  (incorporated  by reference to Exhibit 4.4 to the Products Corporation 1998 Form S-1).

4.5                Indenture, dated as of November 6, 1998, between Products Corporation and U.S. Bank Trust National
                    Association, as Trustee, relating to Products Corporation's 9% Senior Notes due 2006 (incorporated by reference to Exhibit 4.13 to the Quarterly Report on Form 10-Q
                   for the quarterly period ended September 30, 1998 of Revlon, Inc. (the "Revlon 1998 Third
                   Quarter Form 10-Q")).

4.6.               Amended and Restated Credit Agreement, dated as of May 30, 1997, among Products Corporation,  The
                   Chase Manhattan Bank,  Citibank N.A., Lehman Commercial Paper Inc., Chase Securities Inc. and the
                   lenders  party  thereto (the "Credit  Agreement")  (incorporated  by reference to Exhibit 4.23 to
                   Amendment  No. 2 to the  Registration  Statement  on  Form  S-1  of  Revlon  Worldwide  (Parent)
                   Corporation, filed with the Commission on June 26, 1997, File No. 33-23451).

4.7                First  Amendment,  dated as of  January  29,  1998,  to the  Credit  Agreement  (incorporated  by reference to Exhibit 4.8 to the Annual  Report on Form 10-K for the year ended  December 31, 1997 of Revlon, Inc. ).

4.8                Second  Amendment,  dated as of  November  6, 1998,  to the  Credit  Agreement  (incorporated  by reference to Exhibit 4.12 to the Revlon 1998 Third Quarter Form 10-Q).

4.9                Third  Amendment,  dated as of  December  23,  1998,  to the Credit  Agreement  (incorporated  by reference  to Exhibit 4.12 to Amendment  No. 1 to the  Products  Corporation  1998 Form S-4 filed with the Commission on January 22, 1999, File No. 33-69213).

4.10               Fourth Amendment, dated as of November 10, 1999, to the Credit Agreement (incorporated by reference to Exhibit 4.12 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 of Revlon, Inc. (the "Revlon 1999 Third Quarter Form 10-Q")).

4.11               Fifth Amendment,  dated as of March 6, 2000, to the Credit  Agreement  (incorporated by reference to Exhibit  10.20 to the Quarterly  Report on Form 10-Q for the quarterly  period ended March 31,
                   2000 of Revlon, Inc. (the "Revlon 2000 First Quarter Form 10-Q")).

                   Sixth Amendment,  dated as of September 8, 2000, to the Credit Agreement  (incorporated by reference
4.12               to Exhibit 10.24 to the Quarterly  Report on form 10-Q for the quarterly  period ended September 30,
                   2000 (the "Revlon 2000 Third Quarter Form 10-Q")).

                   Seventh  Amendment,  dated as of January  29,  2001,  to the Credit  Agreement  (incorporated  by
4.13               reference to Exhibit 4.13 to the Annual Report on Form 10-K for the year ended  December 31, 2000 of Revlon, Inc. (the "Revlon 2000 10-K")).

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

10.2               Tax Sharing Agreement,  dated as of June 24, 1992, among Mafco Holdings,  Revlon,  Inc., Products
                   Corporation  and certain  subsidiaries  of Products  Corporation  (the "Tax  Sharing  Agreement")
                   (incorporated by reference to Exhibit 10.5 to the Revlon 1992 Amendment No. 1).





10.3               First  Amendment,  dated as of February 28, 1995, to the Tax Sharing  Agreement  (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended  December 31, 1994 of Products Corporation).

10.4               Second  Amendment,  dated as of January 1, 1997, to the Tax Sharing  Agreement  (incorporated  by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended  December 31, 1996 of Revlon, Inc. ).

10.5               Third  Amendment,  dated as of January 1, 2001, to the Tax Sharing  Agreement.  (incorporated  by reference to Exhibit 10.5 to the Revlon 2000 10-K).

10.6               Employment Agreement dated as of November 2, 1999 between Products Corporation and Jeffrey M. Nugent
                   (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended
                   December 31, 1999 of Revlon, Inc. (the "Revlon 1999 Form 10-K")).

10.7               Employment Agreement amended and restated as of May 9, 2000 between Revlon Consumer Products
                   Corporation and Douglas H. Greeff (incorporated by reference to Exhibit 10.22 to the Quarterly
                   Report on Form 10-Q for the quarterly period ended June 30, 2000 of Revlon, Inc. (the "Revlon 2000
                   Second Quarter 10-Q")).

10.8               Revlon  Executive  Bonus  Plan  (Amended  and  Restated  as of March 1,  2000)  (incorporated  by reference to Exhibit 10.23 to the Revlon 2000 Second Quarter 10-Q).

10.9               Senior Executive  Supplemental  Long-Term Incentive Program (incorporated by reference to Exhibit
                   10.21 to the Revlon 2000 First Quarter Form 10-Q).

10.10              Amended and Restated Revlon Pension  Equalization  Plan,  amended and restated as of December 14,
                   1998  (incorporated  by  reference  to Exhibit  10.15 to the Annual  Report on Form 10-K for year ended December 31, 1998 of Revlon, Inc.).

10.11              Executive Supplemental Medical Expense Plan Summary dated July 1991 (incorporated by reference to
                   Exhibit 10.18 to the Registration Statement on Form S-1 of Revlon, Inc. filed with the Commission on May 22, 1992, File No. 33-47100 (the "Revlon 1992 Form S-1")).

10.12              Description  of Post  Retirement  Life  Insurance  Program for Key  Executives  (incorporated  by reference to Exhibit 10.19 to the Revlon 1992 Form S-1).

10.13              Benefit Plans Assumption Agreement dated as of July 1, 1992, by and among Holdings,  Revlon, Inc.
                   and Products Corporation  (incorporated by reference to Exhibit 10.25 to the Products Corporation
                   1992 10-K).

10.14              Revlon  Amended and  Restated  Executive  Deferred  Compensation  Plan dated as of August 6, 1999
                   (incorporated by reference to Exhibit 10.27 to the Revlon 1999 Third Quarter Form 10-Q).

10.15              Revlon  Executive  Severance  Policy  effective  January 1, 1996  (incorporated  by  reference to
                   Exhibit 10.23 to the Amendment No. 3 to the  Registration  Statement on Form S-1 of Revlon,  Inc.
                   filed with the Commission on February 5, 1996, File No. 33-9958).

10.16              Revlon,  Inc.  Second  Amended and Restated  1996 Stock Plan (Amended and Restated as of February
                   12, 1999) (incorporated by reference to Exhibit 4.1 to the Registration  Statement on Form S-8 of
                   Revlon, Inc. filed with the Commission on April 14, 1999, File No. 333-76267).




10.17              Purchase  Agreement  dated as of February 18, 2000, by and among Revlon,  Inc.,  Revlon  Consumer
                   Products  Corporation,  REMEA 2 B.V.,  Revlon  Europe,  Middle  East  and  Africa,  Ltd.,  Revlon
                   International  Corporation,  Europeenne  de Produits de Beaute S.A.,  Deutsche  Revlon GmbH & Co.
                   K.G.,  Revlon Canada,  Inc.,  Revlon de Argentina,  S.A.I.C.,  Revlon South Africa  (Proprietary)
                   Limited,  Revlon (Suisse) S.A., Revlon Overseas Corporation C.A., CEIL - Comercial,  Exportadora,
                   Industrial  Ltda.,  Revlon  Manufacturing  Ltd., Revlon Belgium N.V., Revlon (Chile) S.A., Revlon
                   (Hong Kong) Limited,  Revlon,  S.A., Revlon Nederland B.V., Revlon New Zealand Limited,  European
                   Beauty Products S.p.A. and Beauty Care Professional Products Luxembourg,  S.a.r.l.  (incorporated by reference to Exhibit 10.19 to the Revlon 1999 10-K).

21.                SUBSIDIARIES.

*21.1              Subsidiaries of the Registrant.

24.                POWERS OF ATTORNEY.

*24.1              Power of Attorney of Ronald O. Perelman.

*24.2              Power of Attorney of Donald G. Drapkin.

*24.3              Power of Attorney of Howard Gittis.

*24.4              Power of Attorney of Edward J. Landau, Esq.

27.                Financial Data Schedule.




- --------------------

* Filed herewith.

(b)      Reports on Form 8-K.

         Form 8-K filed on January 30, 2001 to report the Seventh Amendment, dated January 29, 2001, to the Credit Agreement, among Products Corporation, The Chase Manhattan Bank, Citibank N.A., Lehman Commercial Paper Inc., Chase Securities Inc. and the lenders party thereto.

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


                                                                                                          Page
                                                                                                          ----

Independent Auditors' Report...............................................................................F-2

AUDITED FINANCIAL STATEMENTS:

    Consolidated Balance Sheets as of December 31, 2000 and 1999...........................................F-3
    Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2000......................................................................F-4
    Consolidated Statements of Stockholder's Deficiency and Comprehensive Loss for each of the years in the three-year period ended December 31, 2000.......................................................F-5
    Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2000......................................................................F-6
    Notes to Consolidated Financial Statements.............................................................F-7

FINANCIAL STATEMENT SCHEDULE:

    Schedule II--Valuation and Qualifying Accounts.........................................................F-31


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholder
Revlon Consumer Products Corporation:

We have audited the accompanying consolidated balance sheets of Revlon Consumer Products Corporation and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholder's deficiency and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements we have also audited the financial statement schedule as listed on the index on page F-1. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Revlon Consumer Products Corporation and its subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                         KPMG LLP

New York, New York
March 28, 2001



                            REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                (dollars in millions, except per share data)

                                                                                DECEMBER 31,       DECEMBER 31,
                           ASSETS                                                   2000               1999
                                                                                -------------      ------------
Current assets:
      Cash and cash equivalents..................................              $   56.3           $   25.4
      Trade receivables, less allowances of $16.1
          and $27.2, respectively................................                 220.3              332.6
      Inventories................................................                 184.7              278.3
      Prepaid expenses and other.................................                  68.5               53.1
                                                                                -------------     -------------
          Total current assets...................................                 529.8              689.4
Property, plant and equipment, net...............................                 221.7              336.4
Other assets.....................................................                 146.3              177.5
Intangible assets, net...........................................                 206.1              356.8
                                                                                -------------     -------------
          Total assets...........................................              $1,103.9           $1,560.1
                                                                                =============     =============

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Current liabilities:
      Short-term borrowings - third parties......................                 $30.7           $   37.6
      Current portion of long-term debt - third parties..........                   --                10.2
      Accounts payable...........................................                  86.3              139.8
      Accrued expenses and other.................................                 309.9              409.7
                                                                                -------------     -------------
          Total current liabilities..............................                 426.9              597.3
Long-term debt - third parties ..................................               1,539.0            1,737.8
Long-term debt - affiliates......................................                  24.1               24.1
Other long-term liabilities......................................                 217.6              214.0

Stockholder's deficiency:
      Preferred stock, par value $1.00 per share; 1,000
          shares authorized, 546 shares of Series A Preferred
          Stock issued and outstanding...........................                  54.6               54.6
      Common Stock, par value $1.00 per share; 1,000
          shares authorized, issued and outstanding..............                  --                  --
      Capital deficiency.........................................                (230.8)            (230.8)
      Accumulated deficit since June 24, 1992....................                (897.7)            (768.8)
      Accumulated other comprehensive loss.......................                 (29.8)             (68.1)
                                                                                -------------     -------------
          Total stockholder's deficiency.........................              (1,103.7)          (1,013.1)
                                                                                -------------     -------------
          Total liabilities and stockholder's deficiency.........              $1,103.9           $1,560.1
                                                                                =============     =============


          See Accompanying Notes to Consolidated Financial Statements.

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              (dollars in millions)



                                                                                         YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------------------
                                                                              2000               1999               1998
                                                                          --------------     --------------     --------------
Net sales...................................................                 $1,491.6           $1,861.3            $2,252.2
Cost of sales...............................................                    553.0              686.1               765.7
                                                                          --------------     --------------     --------------
     Gross profit...........................................                    938.6            1,175.2             1,486.5
Selling, general and administrative expenses................                    867.8            1,346.4             1,327.3
Restructuring costs and other, net..........................                     54.1               40.2                33.1
                                                                          --------------     --------------     --------------
     Operating income (loss)................................                     16.7             (211.4)              126.1
                                                                          --------------     --------------     --------------

Other expenses (income):
     Interest expense.......................................                    144.5              147.9               137.9
     Interest income........................................                     (2.1)              (2.8)               (5.2)
     Amortization of debt issuance costs....................                      5.6                4.3                 5.1
     Foreign currency losses (gains), net...................                      1.6               (0.5)                4.6
     Gain on sale of product line and brand, net............                    (10.8)               --                  --
     Miscellaneous, net.....................................                     (1.8)               0.9                 4.5
                                                                          --------------     --------------     --------------

         Other expenses, net................................                    137.0              149.8               146.9
                                                                          --------------     --------------     --------------

Loss from continuing operations before income taxes.........                   (120.3)            (361.2)              (20.8)

Provision for income taxes..................................                      8.6                9.1                 5.0
                                                                          --------------     --------------     --------------


Loss from continuing operations.............................                   (128.9)            (370.3)              (25.8)

Loss from discontinued operations...........................                      --                 --                (16.5)

Loss from disposal of discontinued operations...............                      --                 --                (47.7)
Extraordinary items - early extinguishments of debt.........                      --                 --                (51.7)
                                                                          --------------     --------------     --------------
Net loss....................................................                 $ (128.9)          $ (370.3)           $ (141.7)
                                                                          ==============     ==============     ==============


          See Accompanying Notes to Consolidated Financial Statements.

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIENCY AND COMPREHENSIVE LOSS
                              (DOLLARS IN MILLIONS)




                                                                                                   ACCUMULATED
                                                                                                      OTHER              TOTAL
                                                      PREFERRED     CAPITAL      ACCUMULATED      COMPREHENSIVE      STOCKHOLDER'S
                                                        STOCK     DEFICIENCY       DEFICIT          LOSS (a)          DEFICIENCY
                                                      ----------- ------------   ------------   ------------------   --------------

Balance, January 1, 1998............................    $54.6       $(230.8)        $(256.8)         $(23.7)             $  (456.7)
     Comprehensive loss:
            Net loss................................                                 (141.7)                                (141.7)
            Adjustment for minimum
                     pension liability..............                                                  (28.0)                 (28.0)
            Revaluation of marketable securities....                                                   (3.0)                  (3.0)
            Currency translation adjustment.........                                                  (17.9)(b)              (17.9)
                                                                                                                     --------------
     Total comprehensive loss.......................                                                                        (190.6)
                                                      ----------- ------------   ------------   ------------------   --------------

Balance, December 31, 1998..........................     54.6        (230.8)         (398.5)          (72.6)                (647.3)
     Comprehensive loss:
            Net loss................................                                 (370.3)                                (370.3)
            Adjustment for minimum
                     pension liability..............                                                   27.6                   27.6
            Revaluation of marketable securities....                                                   (0.8)                  (0.8)
            Currency translation adjustment.........                                                  (22.3)                 (22.3)
                                                                                                                     --------------
     Total comprehensive loss.......................                                                                        (365.8)
                                                      ----------- ------------   ------------   ------------------   --------------

Balance, December 31, 1999..........................     54.6        (230.8)         (768.8)          (68.1)              (1,013.1)
     Comprehensive loss:
            Net loss................................                                 (128.9)                                (128.9)
            Adjustment for minimum
                     pension liability..............                                                    1.3                    1.3
            Loss on marketable securities...........                                                    3.8(c)                 3.8
            Currency translation adjustment.........                                                   33.2(c)                33.2
                                                                                                                     --------------
     Total comprehensive loss.......................                                                                         (90.6)
                                                      ----------- ------------   ------------   ------------------   --------------

Balance, December 31, 2000..........................    $54.6       $(230.8)        $(897.7)         $(29.8)             $(1,103.7)
                                                      =========== ============   ============   ==================   ==============


- --------------------
 (a) Accumulated other comprehensive loss includes unrealized losses on marketable securities of $3.8 and $3.0 for 1999 and 1998, respectively, cumulative net translation losses of $26.2, $59.4 and $37.1 for 2000, 1999 and 1998, respectively, and adjustments for the minimum pension liability of $3.6, $4.9 and $32.5 for 2000, 1999 and 1998, respectively.
 (b) Accumulated other comprehensive loss and comprehensive loss each include a reclassification adjustment of $2.2 for realized gains associated with the sale of certain assets outside the United States.
 (c) Accumulated other comprehensive loss as of December 31, 2000 and comprehensive loss for the year ended December 31, 2000 each include reclassification adjustments of $48.3 and $3.8 for realized losses on foreign currency adjustments associated with the sale of the Company's worldwide professional products line and for marketable securities, respectively.

          See Accompanying Notes to Consolidated Financial Statements.

             REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (dollars in millions)


                                                                                          YEAR ENDED DECEMBER 31,
                                                                                ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                               2000            1999             1998
                                                                                ------------    ------------    -------------

Net loss .....................................................................    $(128.9)          $(370.3)        $(141.7)
Adjustments to reconcile net loss to net cash
      (used for) provided by operating activities:
     Depreciation and amortization............................................      126.9             126.1           111.3
     Loss from discontinued operations........................................        --                --             64.2
     Extraordinary items......................................................        --                --             51.7
     (Gain) loss on sale of certain assets, net...............................      (13.2)              1.6            (8.4)
     Change in assets and liabilities, net of acquisitions and dispositions:
         Decrease (increase) in trade receivables.............................       29.0             187.1           (43.0)
         Decrease (increase) in inventories...................................       32.7             (22.5)           (4.6)
         Decrease (increase) in prepaid expenses and
                     other current assets.....................................       17.1              11.5           (11.8)
         (Decrease) increase in accounts payable..............................      (21.0)             10.8           (49.2)
         (Decrease) increase in accrued expenses and other
                     current liabilities......................................      (81.0)             20.5            52.5
         Purchase of permanent displays.......................................      (51.4)            (66.5)          (76.6)
         Other, net...........................................................        4.4              19.0             5.2
                                                                                ------------    ------------    -----------

Net cash used for operating activities........................................      (85.4)            (82.7)          (50.4)
                                                                                ------------    ------------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..........................................................      (19.0)            (42.3)          (60.8)
Acquisition of businesses, net of cash acquired...............................        --                --            (57.6)
Proceeds from the sale of certain assets......................................      344.1               1.6            27.4
Acquisition of technology rights..............................................       (3.0)              --             --
                                                                                ------------    ------------    -----------

Net cash provided by (used for) investing activities..........................      322.1             (40.7)          (91.0)
                                                                                ------------    ------------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings - third parties..............       (2.7)             12.3           (16.3)
Proceeds from the issuance of long-term debt - third parties..................      339.1             574.5         1,469.1
Repayment of long-term debt - third parties...................................     (538.7)           (464.9)       (1,270.9)
Proceeds from the issuance of debt - affiliates...............................        --               67.1           105.9
Repayment of debt - affiliates................................................        --              (67.1)         (105.9)
Payment of debt issuance costs................................................        --               (3.5)          (23.9)
                                                                                ------------    ------------    -----------
Net cash (used for) provided by financing activities..........................     (202.3)            118.4           158.0
                                                                                ------------    ------------    -----------
Effect of exchange rate changes on cash and cash equivalents..................       (3.5)             (4.3)           (2.0)
                                                                                ------------    ------------    -----------
Net cash used by discontinued operations......................................        --                --            (17.3)
                                                                                ------------    ------------    -----------
     Net increase (decrease) in cash and cash equivalents.....................       30.9              (9.3)           (2.7)
     Cash and cash equivalents at beginning of period.........................       25.4              34.7            37.4
                                                                                ------------    ------------    -----------
     Cash and cash equivalents at end of period............................       $  56.3             $25.4         $  34.7
                                                                                ============    ============    ===========
Supplemental schedule of cash flow information:
     Cash paid during the period for:
         Interest .........................................................       $ 141.3            $146.1         $ 133.4
         Income taxes, net of refunds......................................           4.7               8.2            10.9
Supplemental schedule of noncash investing activities:
     In connection with business acquisitions, liabilities
         were assumed (including minority interest and
         discontinued operations) as follows:
         Fair value of assets acquired.....................................       $   --             $  --          $  74.5
         Cash paid.........................................................           --                --            (57.6)
                                                                                ------------    ------------    -----------
         Liabilities assumed...............................................       $   --             $  --          $  16.9
                                                                                ============    ============    ===========



          See Accompanying Notes to Consolidated Financial Statements.

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

1.   SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

         Revlon Consumer Products Corporation ("Products Corporation" and together with its subsidiaries, the "Company") was formed in April 1992. The Company manufactures and sells an extensive array of cosmetics and skin care, fragrances and personal care products. Prior to March 30, 2000, the Company sold professional products for use in and resale by professional salons. (See Note
3). On March 30, 2000, the Company sold its professional products line and on May 8, 2000, sold the Plusbelle brand in Argentina. (See Note 3). The Company's principal customers include large mass volume retailers and chain drug stores, as well as certain department stores and other specialty stores, such as perfumeries. The Company also sells consumer products to United States military exchanges and commissaries and has a licensing group.

         The Consolidated Financial Statements include the accounts of the Company after elimination of all material intercompany balances and transactions. Further, the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         Products Corporation is a direct wholly owned subsidiary of Revlon, Inc., which is an indirect majority owned subsidiary of MacAndrews & Forbes Holdings Inc. ("MacAndrews Holdings"), a corporation wholly owned indirectly through Mafco Holdings Inc. ("Mafco Holdings" and, together with MacAndrews Holdings, "MacAndrews & Forbes") by Ronald O. Perelman.

         Certain amounts in the prior year financial statements have been reclassified to conform to the current year's presentation.

CASH AND CASH EQUIVALENTS:

         Cash equivalents (primarily investments in time deposits, which have original maturities of three months or less) are carried at cost, which approximates fair value. Approximately $22.2 and $15.3 was restricted and supported short-term borrowings at December 31, 2000 and 1999, respectively. (See Note 8).

INVENTORIES:

         Inventories are stated at the lower of cost or market value. Cost is principally determined by the first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT AND OTHER ASSETS:

         Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets as follows: land improvements, 20 to 40 years; buildings and improvements, 5 to 50 years; machinery and equipment, 3 to 17 years; and office furniture and fixtures and capitalized software, 2 to 12 years. Leasehold improvements are amortized over their estimated useful lives or the terms of the leases, whichever is shorter. Repairs and maintenance are charged to operations as incurred, and expenditures for additions and improvements are capitalized. At the beginning of the fourth quarter in 2000, the Company decided to consolidate its manufacturing facility in Phoenix, Arizona into its manufacturing facility in Oxford, North Carolina. The Phoenix manufacturing facility is expected to remain operational until June 30, 2001, and certain other operations may remain thereafter under a leaseback agreement. As a result, the Company is depreciating the net book value of the facility in excess of its estimated salvage value over its remaining nine-month useful life.

         Included in other assets are permanent displays amounting to approximately $111.6 and $131.2 (net of amortization) as of December 31, 2000 and 1999, respectively, which are amortized over 3 to 5 years. In addition, the

Company has included in other assets charges related to the issuance of its debt instruments amounting to approximately $19.0 and $21.0 (net of amortization) as of December 31, 2000 and 1999, respectively, which are amortized over the terms of the related debt instruments.

INTANGIBLE ASSETS RELATED TO BUSINESSES ACQUIRED:

         Intangible assets related to businesses acquired principally represent goodwill, the majority of which is being amortized on a straight-line basis over 40 years. The Company evaluates, when circumstances warrant, the recoverability of its intangible assets on the basis of undiscounted cash flow projections. When impairment is indicated, the Company writes down recorded amounts of goodwill to the estimated amount of undiscounted cash flows. Accumulated amortization aggregated $110.0 and $128.0 at December 31, 2000 and 1999, respectively.

REVENUE RECOGNITION:

         The Company recognizes net sales upon shipment of merchandise. Net sales comprise gross revenues less expected returns, trade discounts and customer allowances. The Company records sales returns as a reduction to sales, cost of sales and accounts receivable and an increase to inventory. Cost of sales includes the cost of refurbishment of returned products.

INCOME TAXES:

         Income taxes are calculated using the liability method in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

         Products Corporation, for federal income tax purposes, is included in the affiliated group of which Mafco Holdings is the common parent, and Products Corporation's federal taxable income and loss is included in such group's consolidated tax return filed by Mafco Holdings. Products Corporation also may be included in certain state and local tax returns of Mafco Holdings or its subsidiaries. For all periods presented, federal, state and local income taxes are provided as if Products Corporation filed its own income tax returns. On June 24, 1992, Holdings (as hereinafter defined), Revlon, Inc., Products Corporation and certain of its subsidiaries and Mafco Holdings entered into a tax sharing agreement, which is described in Notes 11 and 14.

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

         The Company accounts for benefits such as severance, disability and health insurance provided to former employees prior to their retirement when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated.

RESEARCH AND DEVELOPMENT:

         Research and development expenditures are expensed as incurred. The amounts charged against earnings in 2000, 1999 and 1998 were $27.3, $32.9 and $31.9, respectively.

FOREIGN CURRENCY TRANSLATION:

         Assets and liabilities of foreign operations are generally translated into United States dollars at the rates of exchange in effect at the balance sheet date. Income and expense items are generally translated at the weighted average exchange rates prevailing during each period presented. Gains and losses resulting from foreign currency transactions are included in the results of operations. Gains and losses resulting from translation of financial statements of foreign subsidiaries and branches operating in non-hyperinflationary economies are recorded as a component of accumulated other comprehensive loss until either sale or upon complete or substantially complete liquidation by the Company of its investment in a foreign entity. Foreign subsidiaries and branches operating in hyperinflationary economies translate nonmonetary assets and liabilities at historical rates and include translation adjustments in the results of operations.

         In 1998, the Company's operations in Mexico were accounted for as operating in a hyperinflationary economy. Effective January 1, 1999, the Company's operations in Mexico have been accounted for as operating in a non-hyperinflationary economy. The impact of the change in accounting for Mexico was not material to the Company's operating results in 1999.

SALE OF SUBSIDIARY STOCK:

         The Company recognizes gains and losses on sales of subsidiary stock in its Consolidated Statements of Operations.

CLASSES OF STOCK:

         Products Corporation designated 1,000 shares of Preferred Stock as the Series A Preferred Stock, of which 546 shares are outstanding and held by Revlon, Inc. The holder of Series A Preferred Stock is not entitled to receive any dividends. The Series A Preferred Stock is entitled to a liquidation preference of $100,000 per share before any distribution is made to the holder of Product Corporation's common stock. The holder of the Series A Preferred Stock does not have any voting rights, except as required by law. The Series A Preferred Stock may be redeemed at any time by Products Corporation, at its option, for $100,000 per share. However, the terms of Products Corporation's various debt agreements currently restrict Product Corporation's ability to effect such redemption.

STOCK-BASED COMPENSATION:

         SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25" issued in March 2000. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of Revlon, Inc.'s stock at the date of the grant over the amount an employee must pay to acquire the stock. (See Note 13).

DERIVATIVE FINANCIAL INSTRUMENTS:

         Derivative financial instruments, such as forward exchange and option contracts, are utilized from time to time by the Company to reduce interest rate and foreign exchange risks. The Company maintains a control environment, which includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not hold or issue derivative financial instruments for trading purposes.

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

         In June 1998 and June 2000, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)." These statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS Nos. 133 and 138 also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS Nos. 133 and 138 are effective for fiscal years beginning after June 15, 2000. The adoption of SFAS Nos. 133 and 138 on January 1, 2001 did not have an effect on the Company's consolidated financial statements.

ADVERTISING AND PROMOTION:

         Costs associated with advertising and promotion are expensed in the year incurred. Advertising and promotion expenses were $290.9, $411.8 and $422.9 for 2000, 1999 and 1998, respectively.

DISTRIBUTION COSTS:

         Costs, such as freight and handling costs, associated with distribution are expensed within selling, general and administrative expenses when incurred. Distribution costs were $78.3, $102.7 and $112.8 for 2000, 1999 and 1998, respectively.

2. RESTRUCTURING COSTS AND OTHER, NET

         Since 1998 the Company has been continuously evaluating its organizational structure and has implemented a number of restructuring plans.

         In the fourth quarter of 1998, the Company executed a plan to realign and reduce personnel, exit excess leased real estate, realign and consolidate regional activities, reconfigure certain manufacturing operations and exit certain product lines (the "1998 Restructuring Plan"). The cost of the 1998 Restructuring Plan resulted in a charge of $44.2 in 1998 and an additional net charge of $20.5 through the nine-month period ended September 30, 1999, principally for employee severance and other personnel benefits and obligations for excess leased real estate primarily in the United States. In 1999, the Company exited a non-core business for which it recorded a charge of $1.6, which was included in restructuring costs and other, net. In 1998, the Company recognized $8.4 of gains on sales of certain non-core assets.

         In the fourth quarter of 1999, the Company began a new restructuring program principally for additional employee severance and other personnel benefits and to restructure certain operations outside the United States, including certain operations in Japan (the "1999 Restructuring Plan"). The cost of the 1999 Restructuring Plan resulted in a charge of $18.1 in the fourth quarter of 1999. In the first half of 2000, the Company recorded a charge of $14.6 relating to the 1999 Restructuring Plan.

         During the third quarter of 2000, the Company continued to re-evaluate its organizational structure. As part of this re-evaluation, the Company developed a new restructuring plan designed to improve profitability by reducing personnel and consolidating manufacturing facilities (the "2000 Restructuring Plan"). The 2000 Restructuring Plan focused on the Company's plans to close its manufacturing operations in Phoenix, Arizona and Mississauga, Canada and to consolidate its production into its plant in Oxford, North Carolina. The 2000 Restructuring Plan also includes the remaining obligation for excess leased real estate in the Company's headquarters, consolidation costs associated with the Company closing its facility in New Zealand, and the elimination of several domestic and international executive and operational positions, both of which were effected to reduce and streamline corporate overhead costs. In the third and fourth quarters of 2000, the Company recorded charges of $13.7 and $25.8, respectively, related to the 2000 Restructuring Plan, principally for additional employee severance and other personnel benefits and to consolidate worldwide operations.

         In connection with the 1998 Restructuring Plan, the 1999 Restructuring Plan and the 2000 Restructuring Plan, 1,213 employees, 403 employees and 1,697 employees, respectively, were included in the Company's restructuring charges. Of the 1,697 employees for whom severance and other personnel benefits were included in the restructuring charges in 2000, the Company had terminated 380 employees by December 31, 2000. All employees from the 1998 Restructuring Plan and substantially all the employees from the 1999 Restructuring Plan have been terminated as of December 31, 2000.

         The cash and noncash elements of the restructuring charges recorded in 2000 approximate $53.2 and $0.9, respectively, and in 1999 approximated $38.8 and $1.4, respectively.

         Details of the charges are as follows:





                                                   BALANCE                         (UTILIZED) RECEIVED           BALANCE
                                                   BEGINNING       EXPENSE       -------------------------         END
                                                    OF YEAR        (INCOME)         CASH           NONCASH       OF YEAR
                                                  -----------     ----------     -----------     -----------   -----------

                    2000
- --------------------------------------------
 Employee severance and other
        personnel benefits..................        $24.6            $44.6         $(39.5)          $(1.1)        $28.6
 Factory, warehouse, office and
       other costs..........................          9.4              9.5           (6.3)           (5.2)          7.4
                                                  -----------     ----------     -----------     ---------     ------------
                                                    $34.0            $54.1         $(45.8)          $(6.3)        $36.0
                                                  ===========     ==========     ===========     =========     ===========

                    1999
- --------------------------------------------
 Employee severance and other
        personnel benefits..................        $24.9            $35.3         $(35.6)          $  --         $24.6
 Factory, warehouse, office and
       other costs..........................         12.1              4.9           (6.2)           (1.4)          9.4
                                                  -----------     ----------     -----------     ---------     ------------
                                                    $37.0            $40.2         $(41.8)          $(1.4)        $34.0
                                                  ===========     ==========     ===========     =========     ===========

                    1998
- --------------------------------------------
 Employee severance and other
        personnel benefits..................        $ 7.8            $26.6         $(9.5)             $--         $24.9
 Factory, warehouse, office and
       other costs..........................          3.2             14.9          (2.4)            (3.6)         12.1
 Sale of assets.............................          --              (8.4)          8.4               --           --
 Other (expense included in cost of sales)..          --               2.7           --              (2.7)          --
                                                  -----------     ----------     -----------     ---------     ------------
                                                    $11.0            $35.8         $(3.5)           $(6.3)        $37.0
                                                  ===========     ==========     ===========     =========     ===========




         As of December 31, 2000 and 1999, the unpaid balance of the restructuring costs are included in accrued expenses and other and other long-term liabilities in the Company's Consolidated Balance Sheets.

3. ACQUISITIONS OF BUSINESSES AND DISPOSITIONS OF PRODUCT LINE AND BRAND

         In 1998, the Company consummated acquisitions for a combined purchase price of $62.6, with resulting goodwill of $63.7. These acquisitions were not significant to the Company's results of operations. There were no acquisitions made by the Company in 2000 and 1999.

         On March 30, 2000, Products Corporation completed the disposition of its worldwide professional products line, including professional hair care for use in and resale by professional salons, ethnic hair and personal care products, Natural Honey skin care and certain regional toiletries brands, for $315 in cash, before adjustments, plus $10 in purchase price payable in the future, contingent upon the purchasers' achievement of certain rates of return on their investment. The disposition involved the sale of certain of Products Corporation's subsidiaries throughout the world devoted to the professional products line, as well as assets dedicated exclusively or primarily to the lines being disposed. The worldwide professional products line was purchased by a company formed by CVC Capital Partners, the Colomer family and other investors, led by Carlos Colomer, a former manager of the line that was sold, following arms'-length negotiation of the terms of the purchase agreement therefor, including the determination of the amount of the consideration. In connection with the disposition, the Company recognized a pre-tax and after-tax gain of $14.8. Approximately $150.3 of the Net Proceeds (as defined in the Credit Agreement) were used to reduce the aggregate commitment under the Credit Agreement (as hereinafter defined).

         On May 8, 2000, Products Corporation completed the disposition of the Plusbelle brand in Argentina for $46.2 in cash. Approximately $20.7 of the Net Proceeds were used to reduce the aggregate commitment under the Credit Agreement. In connection with the disposition, the Company recognized a pre-tax and after-tax loss of $4.8.

         The following represents summary unaudited pro forma information of the Company's results of operations, which excludes the results of operations of the worldwide professional products line and the Plusbelle brand in Argentina.

                                                                                YEAR ENDED DECEMBER 31,
                                                                            --------------------------------
                                                                                2000               1999
                                                                            --------------     -------------
      Net sales...........................................................   $1,395.3            $1,470.9
      Operating income (loss) ............................................       12.1              (236.7)

4. INVENTORIES

                                                                                       DECEMBER 31,
                                                                             --------------------------------
                                                                                 2000              1999
                                                                             -------------     --------------
        Raw materials and supplies........................................   $   56.2            $   74.1
        Work-in-process...................................................        9.4                19.7
        Finished goods....................................................      119.1               184.5
                                                                            -------------     --------------
                                                                             $  184.7            $  278.3
                                                                             =============     ==============

5.    PREPAID EXPENSES AND OTHER

                                                                                       DECEMBER 31,
                                                                             --------------------------------
                                                                                 2000              1999
                                                                             -------------     --------------
      Prepaid expenses....................................................   $   22.8            $   36.7
      Asset held for sale.................................................       29.0                --
      Other...............................................................       16.7                16.4
                                                                            -------------     --------------
                                                                             $   68.5            $   53.1
                                                                             =============     ==============

         In the fourth quarter of 2000, the Company listed for sale land in Minami Aoyama near Tokyo, Japan and related rights for the construction of a building on such land (the "Aoyama Property"). The Company recorded a charge, included in selling, general and administrative expenses, of approximately $9.4 to reduce the net book value of the asset held for sale to its estimated net realizable value of (Y) 3.3 billion. (See Note 21).

6.    PROPERTY, PLANT AND EQUIPMENT, NET

                                                                                         DECEMBER 31,
                                                                             --------------------------------
                                                                                 2000              1999
                                                                             -------------     --------------
      Land and improvements...............................................   $   13.5            $   41.3
      Buildings and improvements..........................................      129.3               174.1
      Machinery and equipment.............................................      179.2               222.9
      Office furniture and fixtures and capitalized software..............      107.0               112.5
      Leasehold improvements..............................................       22.7                28.1
      Construction-in-progress............................................       11.2                16.0
                                                                             -------------     --------------
                                                                                462.9               594.9
      Accumulated depreciation............................................     (241.2)             (258.5)
                                                                             -------------     --------------
                                                                             $   221.7            $ 336.4
                                                                             =============     ==============

         Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $42.4, $45.9 and $40.5, respectively.

7.    ACCRUED EXPENSES AND OTHER


                                                                                            DECEMBER 31,
                                                                             --------------------------------
                                                                                  2000               1999
                                                                             --------------    -------------

      Advertising and promotional costs and accrual for sales returns.....   $   120.9            $  183.5
      Compensation and related benefits...................................        70.5                83.9
      Interest............................................................        39.9                38.1
      Taxes, other than federal income taxes..............................         5.6                18.8
      Restructuring costs.................................................        32.2                31.4
      Other...............................................................        40.8                54.0
                                                                            --------------     -------------
                                                                             $   309.9            $  409.7
                                                                            ==============     =============




8. SHORT-TERM BORROWINGS

         Products Corporation had outstanding short-term bank borrowings (excluding borrowings under the Credit Agreement) aggregating $30.7 and $37.6 at December 31, 2000 and 1999, respectively. Interest rates on amounts borrowed under such short-term lines at December 31, 2000 and 1999 ranged from 5.5% to 10.3% and from 3.1% to 6.8%, respectively, excluding Latin American countries in which the Company had outstanding borrowings of approximately $4.9 and $8.3 at December 31, 2000 and 1999, respectively. Compensating balances at December 31, 2000 and 1999 were approximately $22.2 and $15.3, respectively. Interest rates on compensating balances at December 31, 2000 and 1999 ranged from 1.5% to 6.5% and 1.5% to 4.7%, respectively.


9.    LONG-TERM DEBT


                                                                                        DECEMBER 31,
                                                                             --------------------------------
                                                                                  2000               1999
                                                                             -------------      -------------
      Working capital lines (a)...........................................   $   389.7            $  588.2
      Bank mortgage loan agreement due 2000 (b)...........................       --                    9.9
      8 1/8 % Senior Notes due 2006 (c)...................................       249.5               249.4
      9% Senior Notes due 2006 (d)........................................       250.0               250.0
      8 5/8% Senior Subordinated Notes due 2008 (e).......................       649.8               649.8
      Advances from Holdings (f)..........................................        24.1                24.1
      Notes payable due through 2004 .....................................       --                    0.7
                                                                             -------------      ------------
                                                                               1,563.1             1,772.1
      Less current portion................................................       --                  (10.2)
                                                                             -------------      ------------
                                                                            $  1,563.1            $1,761.9
                                                                             =============      ============




         (a) In May 1997, Products Corporation entered into a credit agreement (as subsequently amended, the "Credit Agreement") with a syndicate of lenders, whose individual members change from time to time.

         The Credit Agreement provides up to $518.5 at December 31, 2000 and consists of five senior secured facilities: $106.2 in two term loan facilities (the "Term Loan Facilities"), a $300.0 multi-currency facility (the "Multi-Currency Facility"), and a $62.3 revolving acquisition facility, (the "Acquisition Facility"), and a $50.0 special standby letter of credit facility (the "Special LC Facility") (the "Special LC Facility" and together with the Term Loan Facilities, the Multi-Currency Facility and the Acquisition Facility, the "Credit Facilities"). The Company under certain circumstances and with the consent of a majority of the lenders may increase the Acquisition Facility to $262.3. The Multi-Currency Facility is available (i) to Products Corporation in revolving credit loans denominated in U.S. dollars (the "Revolving Credit Loans"), (ii) to Products Corporation in standby and commercial letters of credit denominated in U.S. dollars (the "Operating Letters of Credit") and (iii) to Products Corporation and certain of its international subsidiaries designated from time to time in revolving credit loans and bankers' acceptances denominated in U.S. dollars and other currencies (the "Local Loans"). At December 31, 2000 and 1999, Products Corporation had approximately $106.2 and $198.0, respectively, outstanding under the Term Loan Facilities, $221.2 and $235.2, respectively, outstanding under the Multi-Currency Facility, $62.3 and $155.0, respectively, outstanding under the Acquisition Facility and $22.6 and $29.8, respectively, of issued but undrawn letters of credit under the Special LC Facility. The scheduled reductions of the Acquisition Facility are $48.8 during 2001. The balance of the Acquisition Facility, along with the Term Loan Facilities, the Multi-Currency Facility and the Special LC Facility mature in May 2002.

         The Credit Facilities (other than loans in foreign currencies) bear interest as of December 31, 2000 at a rate equal to, at Products Corporation's option, either (A) the Alternate Base Rate plus 2.50% (or 3.50% for Local Loans); or (B) the Eurodollar Rate plus 3.50%. Loans in foreign currencies bear interest as of December 31, 2000 at a rate equal to the Eurocurrency Rate or, in the case of Local Loans, the local lender rate, in each case plus 3.50%. Products Corporation pays the lender a commitment fee as of December 31, 2000 of 1/2 of 1% of the unused portion of the Credit Facilities. Under the Multi-Currency Facility, the Company pays the lenders an administrative fee of 1/4% per annum on the aggregate principal amount of specified Local Loans. Products Corporation also paid certain facility and other fees to the lenders and agents upon closing of the Credit Agreement. Prior to its termination date, the commitments under the Credit Facilities will be reduced by: (i) the net proceeds in excess of $10.0 each year received during such year from sales of assets by Holdings (or certain of its subsidiaries), Products Corporation or any of its subsidiaries (and $25.0 in the aggregate during the term with respect to certain specified dispositions), subject to certain limited exceptions, (ii) certain proceeds from the sales of collateral security granted to the lenders,
(iii) the net proceeds from the issuance by Products Corporation or any of its subsidiaries of certain additional debt, (iv) 50% of the excess cash flow of Products Corporation and its subsidiaries (unless certain leverage ratios are attained) and (v) certain scheduled reductions in the case of the Term Loan Facilities, which commenced on May 31, 1998, in the aggregate amount of $1.0 annually over the remaining life of the Credit Agreement, and in the case of the Acquisition Facility which commenced on December 31, 1999, in the amount of $25.0 and, as of December 31, 2000, in the amounts of $32.4 during 2000, $48.8 during 2001 and the balance at maturity in May 2002 after giving effect to commitment reductions resulting from the sale of the worldwide professional products line and the Plusbelle brand in Argentina. The Credit Agreement will terminate on May 30, 2002. The weighted average interest rates on the Term Loan Facilities, the Multi-Currency Facility and the Acquisition Facility were 10.2%, 9.7% and 10.3% at December 31, 2000, respectively, 9.9%, 8.1% and 9.8% at
December 31, 1999, respectively, and 8.1%, 9.2% and 8.7% at December 31, 1998, respectively.

         The Credit Facilities, subject to certain exceptions and limitations, are supported by guarantees from Revlon Holdings Inc., the Company's indirect parent, ("Holdings") and certain of its subsidiaries, Revlon, Inc., Products Corporation and the domestic subsidiaries of Products Corporation. The obligations of Products Corporation under the Credit Facilities and the obligations under the aforementioned guarantees are secured, subject to certain limitations, by (i) a mortgage on Products Corporation's Phoenix, Arizona facility and a mortgage on Products Corporation's facility in Oxford, North Carolina (which has been put in place pursuant to the Seventh Amendment); (ii) the capital stock of Products Corporation and its domestic subsidiaries, 66% of the capital stock of its first tier foreign subsidiaries and the capital stock of certain subsidiaries of Holdings; (iii) domestic intellectual property and certain other domestic intangibles of (A) Products Corporation and its domestic subsidiaries and (B) certain subsidiaries of Holdings; (iv) domestic inventory and accounts receivable of (A) Products Corporation and its domestic subsidiaries and (B) certain subsidiaries of Holdings; and (v) the assets of certain foreign subsidiary borrowers under the Multi-Currency Facility (to support their borrowings only). The Credit Agreement provides that the liens on the stock and personal property referred to above may be shared from time to time with specified types of other obligations incurred or guaranteed by Products Corporation, such as interest rate hedging obligations and working capital lines.

         The Credit Agreement contains various material restrictive covenants prohibiting Products Corporation from (i) incurring additional indebtedness or guarantees, with certain exceptions, (ii) making dividend, tax sharing and other payments or loans to Revlon, Inc. or other affiliates, with certain exceptions, including among others, permitting Products Corporation to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting, regulatory fees such as Securities and Exchange Commission ("Commission") filing fees and other miscellaneous expenses related to being a public holding company, and to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such common stock to grantees under any stock option plan, provided that the aggregate amount of such dividends and distributions taken together with any purchases of Revlon, Inc. common stock on the market to satisfy matching obligations under an excess savings plan may not exceed $6.0 per annum, (iii) creating liens or other encumbrances on their assets or revenues, granting negative pledges or selling or transferring any of their assets except in the ordinary course of business, all subject to certain limited exceptions, (iv) with certain exceptions, engaging in merger or acquisition transactions, (v) prepaying indebtedness, subject to certain limited exceptions, (vi) making investments, subject to certain limited exceptions, and as described below and (vii) entering into transactions with affiliates of Products Corporation other than upon terms no less favorable to Products Corporation or its subsidiaries than it would obtain in an arms'-length transaction. In addition to the foregoing, the Credit Agreement contains financial covenants requiring Products Corporation to maintain minimum cumulative EBITDA for each quarter end during 2001, minimum interest coverage in 2002, covenants that limit the leverage ratio of Products Corporation in 2002, and covenants that limit the amount of capital expenditures.

         The events of default under the Credit Agreement include a Change of Control (as defined in the Credit Agreement) of Products Corporation and other customary events of default for such types of agreements.

         On November 10, 1999, the Credit Agreement was amended to (i) eliminate the interest coverage ratio and leverage ratio covenants from the quarter ended September 30, 1999 through the year 2000 and to modify those covenants for the years 2001 and 2002; (ii) add a minimum EBITDA covenant for each quarter end during the year 2000; (iii) limit the amount that Products Corporation may spend for capital expenditures and investments including acquisitions; (iv) permit the sale of Products Corporation's worldwide professional products line and its non-core Latin American brands, Colorama, Juvena, Bozzano and Plusbelle (such sales, the "Asset Sales"); (v) change the reduction of the aggregate commitment that is required upon consummation of any Asset Sale to an amount equal to 60% of the Net Proceeds (as defined in the Credit Agreement) from such Asset Sale as opposed to 100% of such Net Proceeds as provided under the Credit Agreement prior to the amendment; (vi) increase the "applicable margin" by 3/4 of 1%; and
(vii) permit the amendment of a yen-denominated credit agreement (the "Yen Credit Agreement"). On March 30, 2000, approximately 60% of the $250.5 in Net Proceeds (as that term is defined in the Credit Agreement) from the sale of its worldwide professional products line was used to permanently reduce the aggregate commitment under the Credit Agreement. On May 8, 2000, approximately 60% of the $34.5 in Net Proceeds from the sale of the Plusbelle brand in Argentina were used to permanently reduce the aggregate commitment under the Credit Agreement.

         In January 2001 (effective December 31, 2000), Products Corporation and its bank lenders entered into an amendment to the Credit Agreement, effective December 31, 2000 to (i) eliminate the interest coverage ratio and leverage ratio covenants for 2001; (ii) add a minimum cumulative EBITDA covenant for each quarter end during 2001; (iii) modify the definition of EBITDA beginning with the quarterly period ended December 31, 2000; (iv) limit the amount that Products Corporation may spend for capital expenditures; (v) permit the sale of certain of Products Corporation's non-core assets; (vi) permit Products Corporation to retain 100% of the Net Proceeds (as defined in the Credit Agreement) from such asset sales; (vii) increase the "applicable margin" by 1/2 of 1%; and (viii) require Products Corporation to provide a mortgage on its facility in Oxford, North Carolina as security for its obligations under the Credit Agreement.

         (b) The Pacific Finance & Development Corp., a wholly-owned subsidiary of Products Corporation, was the borrower under the Yen Credit Agreement. In March 2000, the outstanding balance under the Yen Credit Agreement was repaid in accordance with its terms.

         (c) The 8 1/8% Notes due 2006 (the "8 1/8% Notes") are senior unsecured obligations of Products Corporation and rank pari passu in right of payment with all existing and future Senior Debt (as defined in the indenture relating to the 8 1/8% Notes (the "8 1/8% Notes Indenture")) of Products Corporation, including the 9% Notes and the indebtedness under the Credit Agreement, and are senior to the 8 5/8% Notes and to all future subordinated indebtedness of Products Corporation. The 8 1/8% Notes are effectively subordinated to the outstanding indebtedness and other liabilities of Products Corporation's subsidiaries. Interest is payable on February 1 and August 1.

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

         (d) The 9% Senior Notes due 2006 (the "9% Notes") are senior unsecured obligations of Products Corporation and rank pari passu in right of payment with all existing and future Senior Debt (as defined in the indenture relating to the 9% Notes (the "9% Notes Indenture")) of Products Corporation, including the 8 1/8% Notes and the indebtedness under the Credit Agreement, and are senior to the 8 5/8% Notes and to all future subordinated indebtedness of Products Corporation. The 9% Notes are effectively subordinated to outstanding indebtedness and other liabilities of Products Corporation's subsidiaries. Interest is payable on May 1 and November 1.

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

         (e) The 8 5/8% Notes due 2008 (the "8 5/8% Notes") are general unsecured obligations of Products Corporation and are (i) subordinate in right of payment to all existing and future Senior Debt (as defined in the indenture relating to the 8 5/8% Notes (the "8 5/8% Notes Indenture")) of Products Corporation, including the 9% Notes, the 8 1/8% Notes and the indebtedness under the Credit Agreement, (ii) pari passu in right of payment with all future senior subordinated debt, if any, of Products Corporation and (iii) senior in right of payment to all future subordinated debt, if any, of Products Corporation. The
8 5/8% Notes are effectively subordinated to the outstanding indebtedness and other liabilities of Products Corporation's subsidiaries. Interest is payable on February 1 and August 1.

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

         (f) During 1992, Holdings made an advance of $25.0 to Products Corporation, evidenced by subordinated noninterest-bearing demand notes. The notes were subsequently adjusted by offsets and additional amounts loaned by Holdings to Products Corporation. In 1998, approximately $6.8 due to Products Corporation from Holdings was offset against the notes payable to Holdings. At December 31, 2000, the balance of $24.1 is evidenced by noninterest-bearing promissory notes payable to Holdings that are subordinated to Products Corporation's obligations under the Credit Agreement.

         (g) Products Corporation borrows funds from its affiliates from time to time to supplement its working capital borrowings. No such borrowings were outstanding as of December 31, 2000 or 1999. The interest rates for such borrowings are more favorable to Products Corporation than interest rates under the Credit Agreement and, for borrowings occurring prior to the execution of the Credit Agreement, the credit facilities in effect at the time of such borrowing. The amount of interest paid by Products Corporation for such borrowings for 2000, 1999 and 1998 was nil, $0.5 and $0.8, respectively.

         The aggregate amounts of long-term debt maturities (at December 31, 2000), in the years 2001 through 2005 are nil, $413.8, nil, nil and nil, respectively, and $1,149.3 thereafter.

         The Company expects that cash flows from operations, net proceeds from the sale of certain non-core assets (or financial support from an affiliate, if such asset sales are not completed on a timely basis) and borrowings under the Credit Agreement will be sufficient to enable the Company to meet its anticipated cash requirements during 2001 on a consolidated basis, including for debt service and expenses in connection with the Company's restructuring plans. However, there can be no assurance that the combination of cash flow from operations, net proceeds from the sale of certain non-core assets (or from such financial support) and borrowings under the Credit Agreement will be sufficient to meet the Company's cash requirements on a consolidated basis. If the Company is unable to satisfy such cash requirements, the Company could be required to adopt one or more alternatives, such as reducing or delaying purchases of permanent displays, reducing or delaying capital expenditures, delaying or revising restructuring plans, restructuring indebtedness, selling additional assets or operations, or seeking capital contributions or additional loans from Revlon, Inc. or other affiliates of the Company. Products Corporation has received a commitment from an affiliate that is prepared to provide, if necessary, additional financial support to Products Corporation of up to $40 on appropriate terms through December 31, 2001.

10. FINANCIAL INSTRUMENTS

         The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair value of long-term debt at December 31, 2000 and 1999 was approximately $393.6 and $444.2 less than the carrying values of $1,563.1 and $1,772.1, respectively. Because considerable judgment is required in interpreting market data to develop estimates of fair value, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies may be material to the estimated fair value amounts.

         Products Corporation also maintains standby and trade letters of credit with certain banks for various corporate purposes under which Products Corporation is obligated, of which approximately $23.1 and $30.5 (including amounts available under credit agreements in effect at that time) were maintained at December 31, 2000 and 1999, respectively. Included in these amounts are $14.2 and $25.7, respectively, in standby letters of credit, which support Products Corporation's self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.

         The carrying amounts of cash and cash equivalents, marketable securities, trade receivables, notes receivable, accounts payable and short-term borrowings approximate their fair values.

11. INCOME TAXES

         In June 1992, Holdings, Revlon, Inc., Products Corporation and certain of its subsidiaries, and Mafco Holdings entered into a tax sharing agreement (as subsequently amended, the "Tax Sharing Agreement"), pursuant to which Mafco Holdings has agreed to indemnify Revlon, Inc. and Products Corporation against federal, state or local income tax liabilities of the consolidated or combined group of which Mafco Holdings (or a subsidiary of Mafco Holdings other than Revlon, Inc. and Products Corporation or its subsidiaries) is the common parent for taxable periods beginning on or after January 1, 1992 during which Revlon, Inc. and Products Corporation or a subsidiary of Products Corporation is a member of such group. Pursuant to the Tax Sharing Agreement, for all taxable periods beginning on or after January 1, 1992, Products Corporation will pay to Revlon, Inc., which in turn will pay to Holdings, amounts equal to the taxes that such corporation would otherwise have to pay if they were to file separate federal, state or local income tax returns (including any amounts determined to be due as a result of a redetermination arising from an audit or otherwise of the consolidated or combined tax liability relating to any such period which is attributable to Products Corporation), except that Products Corporation will not be entitled to carry back any losses to taxable periods ending prior to January 1, 1992. No payments are required by Products Corporation or Revlon, Inc. if and to the extent Products Corporation is prohibited under the Credit Agreement from making tax sharing payments to Revlon, Inc. The Credit Agreement prohibits Products Corporation from making such tax sharing payments other than in respect of state and local income taxes. Since the payments to be made under the Tax Sharing Agreement will be determined by the amount of taxes that Products Corporation would otherwise have to pay if it were to file separate federal, state or local income tax returns, the Tax Sharing Agreement will benefit Mafco Holdings to the extent Mafco Holdings can offset the taxable income generated by Products Corporation against losses and tax credits generated by Mafco Holdings and its other subsidiaries. The Tax Sharing Agreement was amended to eliminate a contingent payment to Revlon, Inc. under certain circumstances in return for a $10 note with interest at 12% and interest and principal payable by Mafco Holdings on December 31, 2005. As a result of net operating tax losses and prohibitions under the Credit Agreement there were no federal tax payments or payments in lieu of taxes pursuant to the Tax Sharing Agreement for 2000, 1999 or 1998. Products Corporation has a liability of $0.9 to Revlon, Inc. in respect of federal taxes for 1997 under the Tax Sharing Agreement.

         Pursuant to the asset transfer agreement referred to in Note 14, Products Corporation assumed all tax liabilities of Holdings other than (i) certain income tax liabilities arising prior to January 1, 1992 to the extent such liabilities exceeded reserves on Holdings' books as of January 1, 1992 or were not of the nature reserved for and (ii) other tax liabilities to the extent such liabilities are related to the business and assets retained by Holdings.

         The Company's (loss) income from continuing operations before income taxes and the applicable provision (benefit) for income taxes are as follows:



                                                                                 YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------------------
(Loss) income from continuing operations before income taxes:             2000             1999           1998
                                                                  ------------------  -------------  ----------------
     Domestic................................................       $   (46.6)         $  (288.5)         $   16.8
     Foreign.................................................           (73.7)             (72.7)            (37.6)
                                                                  ------------------  -------------  ----------------
                                                                    $  (120.3)         $  (361.2)         $  (20.8)
                                                                  ==================  =============  ================
Provision (benefit) for income taxes:
     Federal.................................................       $     --           $    --            $    --
     State and Local.........................................             0.4                0.4               0.6
     Foreign.................................................             8.2                8.7               4.4
                                                                  ------------------  -------------  ----------------
                                                                    $     8.6          $     9.1          $    5.0
                                                                  ==================  =============  ================

     Current.................................................       $     8.5          $    14.7          $   12.1
     Deferred................................................             0.8                3.3               0.2
     Benefits of operating loss carryforwards................            (1.9)              (8.8)             (8.2)
     Carryforward utilization applied to goodwill............             0.7               --                 0.5
     Effect of enacted change of tax rates...................             0.5               (0.1)              0.4
                                                                 ------------------  -------------  ----------------
                                                                    $     8.6          $     9.1          $    5.0
                                                                 ==================  =============  ================



         The effective tax rate on (loss) income from continuing operations before income taxes is reconciled to the applicable statutory federal income tax rate as follows:


                                                                                   YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------------------
                                                                            2000             1999           1998
                                                                  ------------------  -------------  ----------------
Statutory federal income tax rate............................           (35.0)%            (35.0)%           (35.0)%
State and local taxes, net of federal income tax benefit.....             0.1                0.1               1.9
Foreign and U.S.tax effects attributable to
    operations outside the U.S...............................             2.0                1.9               6.0
Nondeductible amortization expense...........................             2.0                1.0              15.2
Tax write-off of U.S. investment in foreign subsidiary.......            --                 --               (34.2)
Change in valuation allowance................................            10.4               34.6              78.6
Sale of businesses...........................................            27.2               --                (5.7)
Other........................................................             0.4               (0.1)             (2.7)
                                                                  ------------------  -------------  ----------------
Effective rate...............................................             7.1 %             2.5  %            24.1 %
                                                                  ==================  =============  ================


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:



                                                                                                DECEMBER 31,
                                                                                        -----------------------------
Deferred tax assets:                                                                       2000             1999
                                                                                        ------------    -------------

      Accounts receivable, principally due to doubtful accounts.................           $   2.6          $   5.0
      Inventories...............................................................              10.8             16.8
      Net operating loss carryforwards - domestic...............................             223.1            220.0
      Net operating loss carryforwards - foreign................................             119.6            122.2
      Accruals and related reserves.............................................              14.4             16.1
      Employee benefits.........................................................              41.2             43.0
      State and local taxes.....................................................              13.1             12.7
      Self-insurance............................................................               1.2              1.8
      Advertising, sales discounts and returns and coupon redemptions...........              28.3             36.4
      Other.....................................................................              29.6             29.3
                                                                                        ------------    ------------
          Total gross deferred tax assets.......................................             483.9            503.3
          Less valuation allowance..............................................            (434.9)          (441.9)
                                                                                        ------------    ------------
          Net deferred tax assets...............................................              49.0             61.4
Deferred tax liabilities:
      Plant, equipment and other assets.........................................             (42.7)           (51.8)
      Other.....................................................................              (3.0)            (4.5)
                                                                                        ------------    ------------
          Total gross deferred tax liabilities..................................             (45.7)           (56.3)
                                                                                        ------------    ------------
          Net deferred tax asset................................................           $   3.3          $   5.1
                                                                                        ============    ============

         In assessing the recoverability of its deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income for certain international markets and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of certain deductible differences existing at December 31, 2000.

         The valuation allowance decreased by $7.0 during 2000 and increased by $60.3 and $102.3 during 1999 and 1998, respectively.

         During 2000, 1999, and 1998, certain of the Company's foreign subsidiaries used operating loss carryforwards to credit the current provision for income taxes by $1.9, $8.8, and $2.4, respectively. Certain other foreign operations generated losses during 2000, 1999 and 1998 for which the potential tax benefit was reduced by a valuation allowance. During 1998, the Company used domestic operating loss carryforwards to credit the deferred provision for income taxes by $5.8. At December 31, 2000, the Company had tax loss carryforwards of approximately $992.5 that expire in future years as follows:
2001-$17.8; 2002-$33.9; 2003-$20.7; 2004-$27.4; 2005 and beyond-$742.2;
unlimited-$150.5. The Company could receive the benefit of such tax loss carryforwards only to the extent it has taxable income during the carryforward periods in the applicable jurisdictions. In addition, based upon certain factors, including the amount and nature of gains or losses recognized by Mafco Holdings and its other subsidiaries included in the consolidated federal income tax return, the amount of net operating loss carryforwards attributable to Mafco Holdings and such other subsidiaries and the amounts of alternative minimum tax liability of Mafco Holdings and such other subsidiaries, pursuant to the terms of the Tax Sharing Agreement, all or a portion of the domestic operating loss carryforwards may not be available to the Company should the Company cease being a member of the Mafco Holdings consolidated federal income tax return.

         Appropriate United States and foreign income taxes have been accrued on foreign earnings that have been or are expected to be remitted in the near future. Unremitted earnings of foreign subsidiaries which have been, or are currently intended to be, permanently reinvested in the future growth of the business aggregated approximately $6.3 at December 31, 2000, excluding those amounts which, if remitted in the near future, would not result in significant additional taxes under tax statutes currently in effect.

12. POSTRETIREMENT BENEFITS

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

         Information regarding the Company's significant pension and other postretirement plans at the dates indicated is as follows:


                                                                                                  OTHER POSTRETIREMENT
                                                                         PENSION PLANS                  BENEFITS
                                                                    ------------------------    ------------------------
                                                                                        DECEMBER 31,
                                                                    ----------------------------------------------------
 Change in Benefit Obligation:                                         2000          1999          2000         1999
                                                                    ----------    ----------    ----------   -----------
      Benefit obligation - September 30 of prior year............    $ (418.2)     $ (438.6)     $   (9.2)    $   (9.3)
      Service cost...............................................       (12.0)        (16.0)          --          (0.1)
      Interest cost..............................................       (29.2)        (28.7)         (0.7)        (0.7)
      Plan amendments............................................        (1.5)          --            --           --
      Actuarial (loss) gain......................................         9.4          46.8          (0.4)         0.3
      Curtailments...............................................         0.7           --            --           --
      Benefits paid..............................................        21.2          19.1           0.6          0.6
      Foreign exchange...........................................         3.5           --            --           --
      Plan participant contributions.............................        (0.7)         (0.8)          --           --
      Settlements................................................         6.2           --            --           --
                                                                    ----------    ----------    ----------   -----------
      Benefit obligation - September 30 of current year..........      (420.6)       (418.2)         (9.7)        (9.2)
                                                                    ----------    ----------    ----------   -----------
 Change in Plan Assets:
      Fair value of plan assets - September 30 of prior year.....       323.7         286.0           --           --
      Actual return on plan assets...............................        39.9          52.1           --           --
      Employer contributions.....................................         9.6           4.5           0.6          0.6
      Assets sold................................................        (2.8)          --            --
      Plan participant contributions.............................         0.7           0.8           --           --
      Benefits paid..............................................       (21.2)        (19.1)         (0.6)        (0.6)
      Settlements................................................        (3.4)          --            --           --
      Foreign exchange...........................................        (3.1)         (0.6)          --           --
                                                                    ----------    ----------    ----------   -----------
      Fair value of plan assets - September 30 of current
        year.....................................................       343.4         323.7           --           --
                                                                    ----------    ----------    ----------   -----------
 Funded status of plans..........................................       (77.2)        (94.5)         (9.7)        (9.2)
 Amounts contributed to plans during fourth quarter..............         1.1           1.2           0.1          0.1
 Unrecognized net (gain) loss ...................................        (1.6)         19.0          (1.1)        (1.6)
 Unrecognized prior service cost.................................         5.0           5.5           --           --
 Unrecognized net (asset) obligation............................         (0.5)         (0.7)          --           --
                                                                    ----------    ----------    ----------   -----------
      Accrued benefit cost.......................................    $  (73.2)     $  (69.5)     $  (10.7)    $  (10.7)
                                                                    ==========    ==========    ==========   ===========
 Amounts recognized in the Consolidated Balance Sheets consist of:
      Prepaid expenses...........................................    $    7.7      $    6.3      $    --      $    --
      Other long-term liabilities................................       (85.5)        (81.4)        (10.7)       (10.7)
      Intangible asset...........................................         0.5           --            --           --
      Accumulated other comprehensive loss.......................         3.6           4.9           --           --
      Due from affiliate.........................................         1.5           1.6           1.4          1.6
                                                                    ----------    ----------    ----------   -----------
                                                                     $  (72.2)     $  (68.6)     $   (9.3)    $   (9.1)
                                                                    ==========    ==========    ==========   ===========




         The following weighted-average assumptions were used in accounting for the plans:


                                                                            U.S.PLANS               INTERNATIONAL PLANS
                                                                ----------------------------    -----------------------------
                                                                  2000     1999      1998          2000       1999     1998
                                                                -------  -------  ----------    ----------  --------- -------
Discount rate........................................              7.5%       7.5%     6.8%       6.5%         6.5%     6.2%
Expected return on plan assets.......................              9.5        9.5      9.0        9.0          9.2      9.6
Rate of future compensation increases................              5.3        5.3      5.3        4.5          4.5      4.9



         The components of net periodic benefit cost for the plans are as follows:

                                                               PENSION PLANS              OTHER POSTRETIREMENT BENEFITS
                                                    ----------------------------------  ----------------------------------
                                                                       YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------------------------
                                                       2000       1999        1998          2000         1999       1998
                                                    ---------   --------   -----------  ------------  ---------  ---------
Service cost........................ ..........      $  12.0     $  16.0     $  12.8     $  --         $  0.1     $  0.1
Interest cost.................................          29.2        28.7        27.0        0.7           0.7        0.7
Expected return on plan assets................         (30.1)      (26.6)      (27.4)       --             --         --
Amortization of prior service cost............           1.7         1.7         1.8        --             --         --
Amortization of net transition asset..........          (0.2)       (0.2)       (0.2)       --             --         --
Amortization of actuarial loss (gain).........           1.0         5.0         1.0       (0.1)         (0.3)      (0.3)
Settlement gain ..............................          (0.1)        --          --         --             --         --
Curtailment (gain) loss.......................          (0.4)        --          0.3        --             --         --
                                                    ---------   --------   -----------  ------------  ---------  ---------
                                                        13.1        24.6        15.3        0.6           0.5        0.5
Portion allocated to Holdings.................          (0.3)       (0.3)       (0.3)       --            0.1        0.1
                                                    ---------   --------   -----------  ------------  ---------  ---------
                                                     $  12.8     $ 24.3      $  15.0     $  0.6        $  0.6     $  0.6
                                                    =========   ========   ===========  ============  =========  =========


         Where the accumulated benefit obligation exceeded the related fair value of plan assets, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the Company's pension plans are as follows:


                                                                                                     DECEMBER 31,
                                                                                        -----------------------------------
                                                                                            2000         1999       1998
                                                                                        ------------  ---------  ----------
Projected benefit obligation..................................................           $  60.5       $  61.2    $  428.2
Accumulated benefit obligation................................................              53.9          53.0       370.5
Fair value of plan assets.....................................................               5.0           0.7       276.3



13.  STOCK COMPENSATION PLAN

         Since March 5, 1996, Revlon, Inc. has had a stock-based compensation plan as subsequently amended and restated (the "Plan"), which is described below. Products Corporation applies APB Opinion No. 25 and its related interpretations in accounting for the Plan. Under APB Opinion No. 25, because the exercise price of employee stock options under the Plan equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized. Had compensation cost for the Plan been determined consistent with SFAS No. 123, Products Corporation's net loss of $128.9 for 2000, $370.3 for 1999, and $141.7 for 1998 would have been changed to the pro forma amounts of $139.9 for 2000, $396.0 for 1999, and $165.3 for 1998. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model assuming no dividend yield, expected volatility of approximately 69% in 2000, 68% in 1999, and 56% in 1998; weighted average risk-free interest rate of 6.53% in 2000, 5.48% in 1999, and 5.37% in 1998; and a seven year expected average life for the Plan's options issued in 2000, 1999 and 1998. The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

         Under the Plan, awards may be granted to employees and directors of Revlon, Inc., and the Company for up to an aggregate of 7.0 million shares of Revlon, Inc. Class A Common Stock. Non-qualified options granted under the Plan have a term of 10 years during which the holder can purchase shares of Revlon, Inc. Class A Common Stock at an exercise price, which must be not less than the market price on the date of the grant. Option grants vest over service periods that range from one to five years, except as disclosed below. Options granted in February 1999 with an original four-year vesting term were modified in May 1999 to allow the options to become fully vested on the first anniversary date of the grant. Options granted in May 2000 under the Plan vest 25% on each anniversary of the grant date and will become 100% vested on the fourth anniversary of the grant date; provided that an additional 25% of such options would vest on each subsequent anniversary date of the grant if the Company achieved certain performance objectives relating to operating income for the fiscal year preceding such anniversary date, which objectives were not achieved in 2000. During each of 2000, 1999 and 1998, Revlon, Inc. granted to Mr. Perelman, Chairman of the Executive Committee, options to purchase 300,000 shares of Revlon, Inc. Class A Common Stock, which grants will vest in full on the fifth anniversary of the grant dates as to the 2000 and 1998 grants and which vested 100% on the date of grant as to the 1999 grant. At December 31, 2000, 1999 and 1998 there were 3,009,908, 1,850,050 and 403,950 options exercisable under the Plan, respectively.

         A summary of the status of the Plan as of December 31, 2000, 1999 and 1998 and changes during the years then ended is presented below:



                                                                      SHARES             WEIGHTED AVERAGE
                                                                       (000)              EXERCISE PRICE
                                                                    -------------         -------------

               Outstanding at December 31, 1997................       2,279.4                $29.57

               Granted.........................................       1,707.8                 36.65
               Exercised.......................................         (55.9)                26.83
               Forfeited.......................................        (166.8)                32.14
                                                                    -------------
               Outstanding at December 31, 1998...............        3,764.5                 32.71
               Granted........................................        2,456.7                 16.89
               Exercised......................................           (5.8)                27.94
               Forfeited......................................         (444.2)                27.03
                                                                    -------------
               Outstanding at December 31, 1999...............        5,771.2                 26.42
               Granted........................................        1,769.1                  7.15
               Exercised......................................            --                   --
               Forfeited......................................         (936.8)                24.06
                                                                    -------------
               Outstanding at December 31, 2000...............        6,603.5                 21.59
                                                                    =============




         The weighted average fair value of options granted during 2000, 1999 and 1998 approximated $4.58, $10.65, and $22.26, respectively.

         The following table summarizes information about the Plan's options outstanding at December 31, 2000:


                                               OUTSTANDING                                       EXERCISABLE
                            ------------------------------------------------------     ----------------------------------
                                                   WEIGHTED
            RANGE                                  AVERAGE             WEIGHTED                              WEIGHTED
             OF                NUMBER                YEARS             AVERAGE            NUMBER             AVERAGE
      EXERCISE PRICES        OF OPTIONS            REMAINING        EXERCISE PRICE      OF OPTIONS        EXERCISE PRICE
      -----------------     --------------       --------------     --------------     -------------     ----------------

      $ 4.00 to $10.44        1,908.0               9.32               $ 7.49                1.9           $  9.02
       15.00 to  24.00        1,865.9               7.06                18.01            1,787.6             18.09
       24.13 to  33.88        1,383.0               6.67                28.42              772.4             30.02
       34.00 to  53.56        1,446.6               6.49                38.29              448.0             35.42
                            --------------                                             -------------
        4.00 to  53.56        6,603.5                                                    3,009.9
                            ==============                                             =============





14. RELATED PARTY TRANSACTIONS

TRANSFER AGREEMENTS

         In June 1992, Revlon, Inc. and Products Corporation entered into an asset transfer agreement with Holdings and certain of its wholly-owned subsidiaries (the "Asset Transfer Agreement"), and Revlon, Inc. and Products Corporation entered into a real property asset transfer agreement with Holdings (the "Real Property Transfer Agreement" and, together with the Asset Transfer Agreement, the "Transfer Agreements"), and pursuant to such agreements, on June 24, 1992 Holdings transferred assets to Products Corporation and Products Corporation assumed all the liabilities of Holdings, other than certain specifically excluded assets and liabilities (the liabilities excluded are referred to as the "Excluded Liabilities"). Certain consumer products lines sold in demonstrator assisted distribution channels considered not integral to the Company's business and which historically had not been profitable (the "Retained Brands") and certain of the assets and liabilities were retained by Holdings. Holdings agreed to indemnify Revlon, Inc. and Products Corporation against losses arising from the Excluded Liabilities, and Revlon, Inc. and Products Corporation agreed to indemnify Holdings against losses arising from the liabilities assumed by Products Corporation. The amounts reimbursed by Holdings to Products Corporation for the Excluded Liabilities for 2000, 1999 and 1998 were $0.4, $0.5 and $0.6, respectively.

         Certain assets and liabilities relating to divested businesses were transferred to Products Corporation on the transfer date and any remaining balances as of December 31 of the applicable year have been reflected in the Company's Consolidated Balance Sheets as of such dates. At December 31, 2000 and 1999, the amounts reflected in the Company's Consolidated Balance Sheets aggregated a net liability of $23.2 and $23.6, respectively, of which $4.8 and $5.2, respectively, are included in accrued expenses and other and $18.4 is included in other long-term liabilities as of both dates.

REIMBURSEMENT AGREEMENTS

         Revlon, Inc., Products Corporation and MacAndrews Holdings have entered into reimbursement agreements (the "Reimbursement Agreements") pursuant to which
(i) MacAndrews Holdings is obligated to provide (directly or through affiliates) certain professional and administrative services, including employees, to Revlon, Inc. and its subsidiaries, including Products Corporation, and purchase services from third party providers, such as insurance and legal and accounting services, on behalf of Revlon, Inc. and its subsidiaries, including Products Corporation, to the extent requested by Products Corporation, and (ii) Products Corporation is obligated to provide certain professional and administrative services, including employees, to MacAndrews Holdings (and its affiliates) and purchase services from third party providers, such as insurance and legal and accounting services, on behalf of MacAndrews Holdings (and its affiliates) to the extent requested by MacAndrews Holdings, provided that in each case the performance of such services does not cause an unreasonable burden to MacAndrews Holdings or Products Corporation, as the case may be. Products Corporation reimburses MacAndrews Holdings for the allocable costs of the services purchased for or provided to Products Corporation and its subsidiaries and for reasonable out-of-pocket expenses incurred in connection with the provision of such services. MacAndrews Holdings (or such affiliates) reimburses Products Corporation for the allocable costs of the services purchased for or provided to MacAndrews Holdings (or such affiliates) and for the reasonable out-of-pocket expenses incurred in connection with the purchase or provision of such services. The net amounts reimbursed by MacAndrews Holdings to Products Corporation for the services provided under the Reimbursement Agreements for 2000, 1999 and 1998, were $0.9, $0.5 and $3.1, respectively. Each of Revlon, Inc. and Products Corporation, on the one hand, and MacAndrews Holdings, on the other, has agreed to indemnify the other party for losses arising out of the provision of services by it under the Reimbursement Agreements other than losses resulting from its willful misconduct or gross negligence. The Reimbursement Agreements may be terminated by either party on 90 days' notice. Products Corporation does not intend to request services under the Reimbursement Agreements unless their costs would be at least as favorable to Products Corporation as could be obtained from unaffiliated third parties.

TAX SHARING AGREEMENT

         Holdings, Revlon, Inc., Products Corporation and certain of its subsidiaries and Mafco Holdings are parties to the Tax Sharing Agreement, which is described in Note 11. Since payments to be made under the Tax Sharing Agreement will be determined by the amount of taxes that Products Corporation would otherwise have to pay if it were to file separate federal, state or local income tax returns, the Tax Sharing Agreement will benefit Mafco Holdings to the extent Mafco Holdings can offset the taxable income generated by Products Corporation against losses and tax credits generated by Mafco Holdings and its other subsidiaries. There were no cash payments in respect of federal taxes made by Products Corporation pursuant to the Tax Sharing Agreement for 2000, 1999 and 1998.

OTHER

         Pursuant to a lease dated April 2, 1993 (the "Edison Lease"), Holdings leased to Products Corporation the Edison research and development facility for a term of up to 10 years with an annual rent of $1.4 and certain shared operating expenses payable by Products Corporation, which, together with the annual rent, were not to exceed $2.0 per year. In August 1998, Holdings sold the Edison facility to an unrelated third party, which assumed substantially all liability for environmental claims and compliance costs relating to the Edison facility, and in connection with the sale Products Corporation terminated the Edison Lease and entered into a new lease with the new owner. Holdings agreed to indemnify Products Corporation to the extent rent under the new lease exceeds rent that would have been payable under the terminated Edison Lease had it not been terminated. The net amounts reimbursed by Holdings to Products Corporation with respect to the Edison facility for 2000, 1999 and 1998 were $0.2, $0.2 and $0.5, respectively.

         On February 2, 1998, Revlon Escrow Corp., an affiliate of Products Corporation, issued and sold in a private placement $650.0 aggregate principal amount of 8 5/8% Notes and $250.0 aggregate principal amount of 8 1/8% Notes, with the net proceeds deposited into escrow. The proceeds from the sale of the 8 5/8% and 8 1/8% Notes were used to finance the redemption of Products Corporation's $555.0 aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2003 (the "Senior Subordinated Notes") and $260.0 aggregate principal amount of 9 3/8% Senior Notes due 2001 (the "Senior Notes" and, together with the Senior Subordinated Notes, the "Old Notes"). Products Corporation delivered a redemption notice to the holders of the Senior Subordinated Notes for the redemption of the Senior Subordinated Notes on March 4, 1998, at which time Products Corporation assumed the obligations under the 8 5/8% Notes and the related indenture (the "8 5/8% Notes Assumption"), and to the holders of the Senior Notes for the redemption of the Senior Notes on April 1, 1998, at which time Products Corporation assumed the obligations under the 8 1/8% Notes and the related indenture (the "8 1/8% Notes Assumption" and, together with the 8 5/8% Notes Assumption, the "Assumption"). A nationally recognized investment banking firm rendered its written opinion that the Assumption, upon consummation of the redemptions of the Old Notes, and the subsequent release from escrow to Products Corporation of any remaining net proceeds from the sale of the 8 5/8% Notes are fair from a financial standpoint to Products Corporation under the then existing 9 1/2% Senior Notes due 1999 Indenture.

         During 2000, Products Corporation leased certain facilities to MacAndrews & Forbes or its affiliates pursuant to occupancy agreements and leases. These included space at Products Corporation's New York headquarters and at Products Corporation's offices in London. The rent paid to Products Corporation for 2000, 1999 and 1998 was $0.9, $1.1 and $2.9, respectively.

         Products Corporation's Credit Agreement is supported by, among other things, guarantees from Revlon,

Inc., Holdings and certain of Holdings' subsidiaries. The obligations under such guarantees are secured by, among other things, the capital stock of Products Corporation and the capital stock and certain assets of certain subsidiaries of Holdings.

         During 1998, Products Corporation made advances of $0.25, $0.3 and $0.4 to Mr. George Fellows, then President and CEO, Ms. Kathleen Dwyer, then Senior Vice President and Mr. Jerry Levin, a director of Products Corporation during part of 1998, respectively, which advances were repaid in 1999.

         During 2000 and 1999, Products Corporation made advances of $0.1 and $0.4, respectively, to Mr. Jeffrey Nugent, President and CEO, pursuant to his employment agreement for relocation expenses, which advances bear interest at the applicable federal rate.

         During 2000, Products Corporation made an advance of $0.8 to Mr. Douglas Greeff, Executive Vice President and CFO, pursuant to his employment agreement, which bears interest at the applicable federal rate.

         During 1998, Products Corporation purchased products from a company that was its affiliate during part of 1998, for which it paid approximately $0.4.

         During 1997, Products Corporation provided licensing services to a company that was its affiliate during 1997 and part of 1998. In connection with the termination of the licensing arrangement and its agreement to provide consulting services during 1998, Products Corporation received payments of $2.0 in 1998 and an additional $1.0 in 1999.

         A company that was an affiliate of Products Corporation during part of 1999, and during 1998 assembled lipstick cases for Products Corporation. Products Corporation paid approximately $0.1 and $1.1, for such services for 1999 and 1998, respectively.

         During 2000 and 1999, Products Corporation made payments of $0.1, and $0.1, respectively, to a fitness center, an interest in which is owned by members of Mr. Donald Drapkin's immediate family, for discounted health club dues for an executive health program of Products Corporation. Mr. Drapkin is a director of the Company.

         During 2000, Products Corporation made payments of $0.2 to Ms. Ellen Barkin (spouse of Mr. Perelman) under an agreement pursuant to which she provided voiceover services for certain of the Company's advertisements.

         The law firm, of which Mr. Edward Landau (a director) is Of Counsel, Wolf, Block, Schorr and Solis-Cohen LLP, provided legal services to Products Corporation and its subsidiaries during 2000, but did not provide any such services in 1998 or 1999.

15. COMMITMENTS AND CONTINGENCIES

         The Company currently leases manufacturing, executive, including research and development, and sales facilities and various types of equipment under operating lease agreements. Rental expense was $33.0, $42.8 and $43.7 for the years ended December 31, 2000, 1999 and 1998, respectively. Minimum rental commitments under all noncancelable leases, including those pertaining to idled facilities, with remaining lease terms in excess of one year from December 31, 2000 aggregated $85.8; such commitments for each of the five years subsequent to December 31, 2000 are $25.2, $23.8, $11.7, $4.3 and $3.0, respectively. Such amounts exclude the minimum rentals to be received by the Company in the future under noncancelable subleases of $17.6.

         The Company and its subsidiaries are defendants in litigation and proceedings involving various matters. In the opinion of the Company's management, based upon advice of its counsel handling such litigation and proceedings, adverse outcomes, if any, will not result in a material effect on the Company's consolidated financial condition or results of operations.

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the unaudited quarterly results of operations:



                                                                        YEAR ENDED DECEMBER 31, 2000
                                                         --------------------------------------------------------------
                                                             1ST             2ND              3RD             4TH
                                                           QUARTER         QUARTER          QUARTER         QUARTER
                                                         ------------    -------------    ------------    -------------

Net sales.................................                $  468.0        $  350.6          $  351.9        $  321.1
Gross profit..............................                   299.5           226.3             227.2           185.6
Net loss..................................                   (27.6)(a)       (24.3)(a)         (26.0)(a)       (51.0)(a)





                                                                          YEAR ENDED DECEMBER 31, 1999
                                                         --------------------------------------------------------------
                                                              1ST             2ND              3RD             4TH
                                                            QUARTER         QUARTER          QUARTER         QUARTER
                                                         ------------    -------------    ------------    -------------

Net sales.................................                $  441.1        $  553.4          $  452.4        $  414.4
Gross profit..............................                   285.4           368.5             282.4           238.9
Net loss..................................                   (33.9)(b)        (3.6)(b)        (164.4)(b)      (168.4)(b)



         (a) Includes restructuring costs of $9.5, $5.1, $13.7 and $25.8 in the first, second, third and fourth quarters, respectively. (See Note 2).

         (b) Includes restructuring costs of $8.2, $9.5, $4.4 and $18.1 in the first, second, third and fourth quarters, respectively. (See Note 2). Additionally the fourth quarter includes $22.0 of executive separation costs.

17. GEOGRAPHIC INFORMATION

         The Company manages its business on the basis of one reportable operating segment. See Note 1 for a brief description of the Company's business. As of December 31, 2000, the Company had operations established in 20 countries outside of the United States and its products are sold throughout the world. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. The Company's operations in Brazil have accounted for approximately 5.1%, 4.1% and 5.4% of the Company's net sales for 2000, 1999 and 1998, respectively. Net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold. During 2000, 1999 and 1998, Wal-Mart and its affiliates accounted for approximately 16.5%, 13.1% and 10.1%, respectively, of the Company's consolidated net sales. Although the loss of Wal-Mart as a customer would have an adverse effect on the Company, the Company believes that its relationship with Wal-Mart is satisfactory and the Company has no reason to believe that Wal-Mart will not continue as a customer.


GEOGRAPHIC AREAS:                                                          YEAR ENDED DECEMBER 31,
                                                          --------------------------------------------------------
      Net sales:                                               2000                 1999                1998
                                                          ---------------      ---------------      --------------

           United States..............................      $   877.1            $ 1,046.2          $ 1,343.7
           International..............................          614.5                815.1              908.5
                                                          ---------------      ---------------      --------------
                                                            $ 1,491.6            $ 1,861.3          $ 2,252.2
                                                          ===============      ===============      ==============



                                                                      DECEMBER 31,
                                                         ------------------------------------
      Long-lived assets:                                      2000                 1999
                                                         ---------------      ---------------
           United States...............................    $  398.8              $  611.3
           International...............................       175.3                 259.4
                                                         ---------------      ---------------
                                                           $  574.1              $  870.7
                                                         ===============      ===============





CLASSES OF SIMILAR PRODUCTS:                                               YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------------------
      Net sales:                                              2000                 1999                1998
                                                         ---------------      ---------------      --------------
           Cosmetics, skin care and fragrances.........     $   935.3            $   988.3           $ 1,293.7
           Personal care and professional..............         556.3                873.0               958.5
                                                         ---------------      ---------------      --------------
                                                            $ 1,491.6            $ 1,861.3           $ 2,252.2
                                                         ===============      ===============      ==============





18.  EFFECT OF NEW ACCOUNTING STANDARD

         In May 2000, the FASB Emerging Issues Task Force (the "EITF") issued new guidelines entitled, "Accounting for Certain Sales Incentives" (the "Guidelines"), which address when sales incentives and discounts should be recognized, as well as where the related revenues and expenses should be classified in the financial statements. The Guidelines, as amended in November 2000, are effective for the second quarter ending June 30, 2001, and would be applied retroactively for purposes of comparability. Therefore, beginning April 1, 2001, the Company is required to reclassify certain revenues and expenses related to its promotional programs out of operating expenses and into sales and cost of sales. The Company has quantified the reclassification for 2000, 1999 and 1998 as summarized below:



                                                                 FOR THE YEAR ENDED
                            ------------------------------------------------------------------------------------------
                                 DECEMBER 31, 2000               DECEMBER 31, 1999             DECEMBER 31, 1998
                            -----------------------------   ----------------------------  ----------------------------
                                 AS              AS              AS             AS             AS             AS
                              REPORTED        ADJUSTED        REPORTED       ADJUSTED       REPORTED       ADJUSTED
                            -------------    ------------   -------------  -------------  -------------  -------------

Net sales.................   $ 1,491.6        $ 1,445.1      $ 1,861.3       $ 1,707.1      $ 2,252.2     $ 2,145.7
Cost of sales.............       553.0            573.2          686.1           724.6          765.7         800.3
SG&A expenses.............       867.8            801.1        1,346.4         1,153.8        1,327.3       1,186.1
Operating income (loss)...        16.7             16.7         (211.4)         (211.4)         126.1         126.1



19.  DISCONTINUED OPERATIONS

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

20.  EXTRAORDINARY ITEMS

         The extraordinary loss of $51.7 in 1998 resulted primarily from the write-off of deferred financing costs and payment of call premiums associated with the redemption of Products Corporation's 9 3/8% Senior Notes due 2001 and Products Corporation's 10 1/2% Senior Subordinated Notes due 2003. In connection with the redemption, Products Corporation terminated certain interest rate swap agreements in January 1998 and realized a gain of approximately $1.6, which was recognized upon repayment of the hedged indebtedness and is included in the extraordinary item for the early extinguishment of debt.

21.  SUBSEQUENT EVENTS

         On March 29, 2001, a subsidiary of Products Corporation entered into an agreement to sell the Aoyama Property for (Y)3.3 billion (approximately $28 as of March 29, 2001), after fees and expenses. The agreement is subject to a number of conditions. Subject to satisfaction of such conditions, Products Corporation expects the sale to be consummated during the second quarter of 2001.

         On March 16, 2001, Products Corporation entered into an agreement to sell its Phoenix facility for $8.0 and lease it back for a certain period of time. The agreement is subject to a number of conditions, including completion of due diligence. Subject to satisfaction of such conditions, Products Corporation expects the sale to be consummated during the second quarter of 2001.

         If consummated, proceeds available to the Company from the aforementioned transactions will be used for general corporate purposes, including payments to fund the Company's restructuring plans.

                                                                  SCHEDULE II

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                              (DOLLARS IN MILLIONS)



                                                       BALANCE AT       CHARGED TO                             BALANCE
                                                        BEGINNING        COST AND           OTHER              AT END
                                                         OF YEAR         EXPENSES         DEDUCTIONS           OF YEAR
                                                       ------------    -------------     ------------        -----------
YEAR ENDED DECEMBER 31, 2000:
Applied against asset accounts:
      Allowance for doubtful accounts................    $  14.6         $  (0.9)          $  (6.1)(1)        $  7.6
      Allowance for volume and early payment
          discounts..................................    $  12.6         $  34.2           $ (38.3)(2)        $  8.5


YEAR ENDED DECEMBER 31, 1999:
 Applied against asset accounts:
      Allowance for doubtful accounts................    $  14.0         $   7.7           $  (7.1)(1)        $ 14.6
      Allowance for volume and early payment
          discounts..................................    $  14.5         $  42.5           $ (44.4)(2)        $ 12.6


YEAR ENDED DECEMBER 31, 1998:
Applied against asset accounts:
      Allowance for doubtful accounts................    $  12.0         $   4.5           $  (2.5)(1)        $ 14.0
      Allowance for volume and early payment
          discounts..................................    $  13.9         $  44.8           $ (44.2)(2)        $ 14.5


- -----------------------
Notes:
(1) Doubtful accounts written off, less recoveries, reclassifications and foreign currency translation adjustments, including $3.9 related to businesses sold.
(2) Discounts taken, reclassifications and foreign currency translation adjustments, including $1.3 related to businesses sold.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Revlon Consumer Products Corporation
                                  (Registrant)



By: /s/  Jeffrey M. Nugent                   By: /s/    Douglas H. Greeff              By: /s/    Laurence Winoker
   =======================                  =============================             ===============================
     Jeffrey M. Nugent                           Douglas H. Greeff                         Laurence Winoker
     President,                                  Executive Vice                            Senior Vice
     Chief Executive Officer                     President and                             President,
     and Director                                Chief Financial Officer                   Corporate Controller and
                                                                                           Treasurer




Dated: April 2, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on April 2, 2001 and in the capacities indicated.



Signature                                           Title

*                                                   Chairman of the Board and Director
- -----------------------------------
(Ronald O. Perelman)

*                                                   Director
- -----------------------------------
(Howard Gittis)

/s/ Jeffrey M. Nugent                               President, Chief Executive Officer and Director
- -----------------------------------
    (Jeffrey M. Nugent)

*                                                   Director
- -----------------------------------
(Donald G. Drapkin)



*                                                   Director
- -----------------------------------
(Edward J. Landau)



* Robert K. Kretzman, by signing his name hereto, does hereby sign this report on behalf of the directors of the registrant after whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.

By: /s/ Robert K. Kretzman



Robert K. Kretzman
Attorney-in-fact