Form 10-Q
period 2001-03-31
REVLON CONSUMER PRODUCTS CORP
filed 2001-05-15
CIK 890547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------


                                    FORM 10-Q

(Mark One)
               X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2001

                                       OR
             ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the registrant's common stock was 1,000 shares as of March 31, 2001, all of which were held by an affiliate, Revlon, Inc., an indirect majority owned subsidiary of Mafco Holdings Inc.


                                Total Pages - 17

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                         MARCH 31,           DECEMBER 31,
                              ASSETS                                                        2001                 2000
                                                                                       ---------------      ---------------
Current assets:                                                                          (Unaudited)
      Cash and cash equivalents .....................................               $            30.2     $           56.3
      Trade receivables, less allowances of $15.0 ...................
            and $16.1, respectively..................................                           213.1                220.3
      Inventories....................................................                           187.2                184.7
      Prepaid expenses and other ....................................                            70.9                 68.5
                                                                                       ---------------      ---------------
            Total current assets.....................................                           501.4                529.8
Property, plant and equipment, net ..................................                           206.1                221.7
Other assets ........................................................                           141.3                146.3
Intangible assets, net...............................................                           204.3                206.1
                                                                                       ---------------      ---------------
            Total assets ............................................               $         1,053.1     $        1,103.9
                                                                                       ===============      ===============

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Current liabilities:
      Short-term borrowings - third parties. ........................               $            31.4     $           30.7
      Accounts payable ..............................................                            89.2                 86.3
      Accrued expenses and other.....................................                           291.9                309.9
                                                                                       ---------------      ---------------
            Total current liabilities................................                           412.5                426.9
Long-term debt - third parties.......................................                         1,558.2              1,539.0
Long-term debt - affiliates..........................................                            24.1                 24.1
Other long-term liabilities..........................................                           219.4                217.6

Stockholder's deficiency:
      Preferred stock, par value $1.00 per share;
            1,000 shares authorized, 546 shares of
            Series A Preferred Stock issued and outstanding..........                            54.6                 54.6
      Common Stock, par value $1.00 per share; 1,000
            shares authorized, issued and outstanding................                               -                    -
      Capital deficiency.............................................                          (230.8)              (230.8)
      Accumulated deficit since June 24, 1992........................                          (944.4)              (897.7)
      Accumulated other comprehensive loss...........................                           (40.5)               (29.8)
                                                                                       ---------------      ---------------
            Total stockholder's deficiency...........................                        (1,161.1)            (1,103.7)
                                                                                       ---------------      ---------------
            Total liabilities and stockholder's deficiency...........               $         1,053.1     $        1,103.9
                                                                                       ===============      ===============




See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                               -------------------------------------
                                                                    2001                 2000
                                                               ----------------     ----------------

Net sales.............................................      $            323.3   $            448.8
Cost of sales.........................................                   131.4                175.2
                                                               ----------------     ----------------
     Gross profit.....................................                   191.9                273.6
Selling, general and administrative expenses .........                   186.9                252.7
Restructuring costs...................................                    14.6                  9.5
                                                               ----------------     ----------------

     Operating (loss) income..........................                    (9.6)                11.4
                                                               ----------------     ----------------

Other expenses (income):
     Interest expense.................................                    35.2                 39.4
     Interest income..................................                    (0.9)                (0.4)
     Amortization of debt issuance costs..............                     1.8                  2.5
     Foreign currency gains, net......................                    (0.4)                (0.5)
     Gain on sale of product line, net................                       -                 (6.2)
     Miscellaneous, net...............................                     0.8                  0.5
                                                               ----------------     ----------------
          Other expenses, net.........................                    36.5                 35.3
                                                               ----------------     ----------------

Loss before income taxes..............................                   (46.1)               (23.9)

Provision for income taxes............................                     0.6                  3.7

                                                               ----------------     ----------------
Net loss..............................................      $            (46.7)  $            (27.6)
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


                                                                                                  ACCUMULATED
                                                                                                     OTHER              TOTAL
                                                     PREFERRED       CAPITAL      ACCUMULATED     COMPREHENSIVE      STOCKHOLDER'S
                                                       STOCK        DEFICIENCY      DEFICIT          LOSS (a)          DEFICIENCY
                                                    -----------   -------------   ------------  -----------------    -------------
Balance, January 1, 2000........................    $     54.6    $    (230.8)    $   (768.8)    $      (68.1)      $   (1,013.1)
     Comprehensive income:
             Net loss...........................                                       (27.6)                              (27.6)
             Currency translation adjustment....                                                         45.1 (b)           45.1
                                                                                                                    -------------
     Total comprehensive income.................                                                                            17.5
                                                    ----------    ------------    -----------    --------------     -------------
Balance, March 31, 2000.........................    $     54.6    $    (230.8)    $   (796.4)    $      (23.0)      $     (995.6)
                                                    ==========    ============    ===========    ==============     =============

Balance, January 1, 2001........................    $     54.6    $    (230.8)    $   (897.7)    $      (29.8)      $   (1,103.7)
     Comprehensive loss:
             Net loss...........................                                       (46.7)                              (46.7)
             Currency translation adjustment ...                                                        (11.8)             (11.8)
             Revaluation of forward currency
               contracts........................                                                          1.1                1.1
                                                                                                                    -------------
     Total comprehensive loss...................                                                                           (57.4)
                                                    ----------    ------------    -----------    --------------     -------------
Balance, March 31, 2001.........................    $     54.6    $    (230.8)    $   (944.4)    $      (40.5)      $   (1,161.1)
                                                    ==========    ============    ===========    ==============     =============

--------------------

 (a) Accumulated other comprehensive loss includes revaluation's of forward currency contracts of $1.1 as of March 31, 2001, unrealized losses on marketable securities of $3.8 as of March 31, 2000, cumulative net translation losses of $38.0 and $14.3 as of March 31, 2001 and 2000, respectively, and adjustments for the minimum pension liability of $3.6 and $4.9 as of March 31, 2001 and 2000, respectively.
 (b) Accumulated other comprehensive loss and comprehensive income as of March 31, 2000 each include a reclassification adjustment of $48.3 for realized losses on foreign currency adjustments associated with the sale of the Company's worldwide professional products line.



See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                        -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                       2001             2000
                                                                                        -------------    --------------
Net loss........................................................................       $       (46.7)   $        (27.6)
Adjustments to reconcile net loss to net cash
     (used for) provided by operating activities:
     Depreciation and amortization..............................................                31.4              33.1
     Gain on sale of product line, net..........................................                   -              (6.2)
     Change in assets and liabilities, net of acquisitions and dispositions:
          Decrease in trade receivables.........................................                 3.1              16.7
          (Increase) decrease in inventories....................................                (6.1)              6.2
          (Increase) decrease in prepaid expenses and
                       other current assets.....................................                (3.9)              4.8
          Increase in accounts payable..........................................                 4.1               9.8
          Decrease in accrued expenses and other
                       current liabilities......................................               (18.1)            (38.0)
          Purchase of permanent displays........................................               (12.4)            (14.9)
          Other, net............................................................                 2.7              (0.7)
                                                                                        -------------    --------------
Net cash used for operating activities..........................................               (45.9)            (16.8)
                                                                                        -------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures............................................................                (4.9)             (3.4)
Net proceeds from the sale of product line and certain assets ..................                   -             293.4
                                                                                        -------------    --------------
Net cash (used for) provided by investing activities............................                (4.9)            290.0
                                                                                        -------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings - third parties................                 1.4              (5.1)
Proceeds from the issuance of long-term debt - third parties....................                88.2              49.1
Repayment of long-term debt - third parties ....................................               (65.1)           (313.7)
Payment of debt issuance costs..................................................                (2.4)                -
                                                                                        -------------    --------------
Net cash provided by (used for) financing activities............................                22.1            (269.7)
                                                                                        -------------    --------------
Effect of exchange rate changes on cash and cash equivalents....................                 2.6              (1.1)
                                                                                        -------------    --------------
     Net (decrease) increase in cash and cash equivalents.......................               (26.1)              2.4
     Cash and cash equivalents at beginning of period...........................                56.3              25.4
                                                                                        -------------    --------------
     Cash and cash equivalents at end of period. ...............................       $        30.2    $         27.8
                                                                                        =============    ==============

Supplemental schedule of cash flow information:
     Cash paid (received) during the period for:
          Interest .. ..........................................................     $          47.7   $          53.0
          Income taxes, net of refunds. ........................................                 0.5              (0.3)



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

         The Unaudited Consolidated Condensed Financial Statements include the accounts of the Company after elimination of all material intercompany balances and transactions. The Company has made a number of estimates and assumptions relating to the assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         The results of operations and financial position, including working capital, for interim periods are not necessarily indicative of those to be expected for a full year.

         Prior to January 1, 2001, advertising and promotion expenses estimated for a full year were charged to earnings for interim reporting purposes in proportion to the relationship that net sales for such period bore to estimated full year net sales. As a result, for the first quarter of 2000, disbursements and commitments for advertising and promotion exceeded advertising and promotion expenses by $21.1 and such amount was deferred. Effective January 1, 2001, the Company recognizes advertising and promotional expenses during the quarter in which they are incurred.

         In May 2000, the FASB Emerging Issues Task Force (the "EITF") reached a consensus on new guidelines entitled, "Accounting for Certain Sales Incentives" (the "Guidelines"), which addresses when sales incentives and discounts should be recognized, as well as where the related revenues and expenses should be classified in the financial statements. The Company has adopted these new Guidelines effective January 1, 2001 and accordingly the accompanying Unaudited Consolidated Condensed Financial Statements reflect the implementation of the EITF Guidelines for all periods presented.

         On January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The standard requires the recognition of all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. Changes in fair value are recognized immediately in earnings unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded as a component of Other Comprehensive Income and recognized in earnings when the hedged transaction is recognized in earnings. Any ineffective portion of changes in fair value is recognized in earnings as it occurs. There was no cumulative effect recognized for adopting this accounting change.

         The Company formally designates and documents each financial instrument as a hedge of a specific underlying exposure as well as the risk management objectives and strategies for entering into the hedge transaction upon inception. The Company also formally assesses upon inception and quarterly

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)


thereafter whether the financial instruments used in hedging transactions are effective in offsetting changes in the fair value or cash flows of the hedged items.

         The Company uses derivative financial instruments, primarily forward foreign exchange contracts, to reduce the exposure of adverse effects of fluctuating foreign currency exchange rates. These contracts, which have been designated as cash flow hedges, were entered into primarily to hedge anticipated inventory purchases and other intercompany payments denominated in foreign currencies and have maturities of less than one year. The unrecognized income on the revaluation of forward currency contracts will be recognized in earnings by December 31, 2001. The Company has entered into these contracts with a counterparty that is a major financial institution, and accordingly the Company believes that the risk of counterparty nonperformance is remote.

         In accordance with the provisions of the statement, the Company recorded an asset of $1.1 on the balance sheet and a credit of $1.1 in Other Comprehensive Loss for the fair value effects of the foreign currency forward exchange contracts outstanding at March 31, 2001. The amount of the hedges' ineffectiveness as of March 31, 2001 recorded in the Unaudited Consolidated Condensed Statements of Operations was not significant.

         Certain amounts in the prior year financial statements have been reclassified to conform to the current year's presentation.

(2)      INVENTORIES


                                                    MARCH 31,     DECEMBER 31,
                                                      2001           2000
                                                    ---------    -------------
           Raw materials and supplies.............  $    56.3    $        56.2
           Work-in-process........................       11.4              9.4
           Finished goods.........................      119.5            119.1
                                                    ---------    -------------
                                                    $   187.2    $       184.7
                                                    =========    =============


(3)      RESTRUCTURING COSTS, NET

         In the fourth quarter of 1999, the Company began a new restructuring program principally for additional employee severance and other personnel benefits and to restructure certain operations outside the United States, including certain operations in Japan (the "1999 Restructuring Plan"). In the first quarter of 2000, the Company recorded a charge of $9.5 relating to the 1999 Restructuring Plan.

         During the third quarter of 2000, the Company continued to re-evaluate its organizational structure. As part of this re-evaluation, the Company developed a new restructuring plan designed to improve profitability by reducing personnel and consolidating manufacturing facilities (the "2000 Restructuring Plan"). The 2000 Restructuring Plan focused on the Company's plans to close its manufacturing operations in Phoenix, Arizona and Mississauga, Canada and to consolidate its cosmetics production into its plant in Oxford, North Carolina. The 2000 Restructuring Plan also includes the remaining obligation for excess leased real estate in the Company's headquarters, consolidation costs associated with the Company closing its facility in New Zealand, and the elimination of several domestic and international executive and operational positions, both of which were effected to reduce and streamline corporate overhead costs. In the first quarter of 2001, the Company recorded a charge of $14.6 related to the 2000 Restructuring Plan, principally for additional employee severance and other personnel benefits and to consolidate worldwide operations.

         In connection with the 1999 Restructuring Plan and the 2000 Restructuring Plan, 403 employees and 1,812 employees, respectively, were included in the Company's restructuring charges. Of the 1,812 employees for whom severance and other personnel benefits were included in the 2000 Restructuring Plan,

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)

the Company had terminated 709 employees by March 31, 2001. Substantially all the employees from the 1999 Restructuring Plan have been terminated as of March 31, 2001.


         Details of the activity described above during the three month period ended March 31, 2001, are as follows:


                                                        BALANCE                              UTILIZED, NET           BALANCE
                                                         AS OF                        -------------------------       AS OF
                                                        1/1/01       EXPENSES, NET       CASH         NONCASH       3/31/01
                                                      -----------   ---------------   ---------     -----------    ----------
     Employee severance and other
           personnel benefits...................     $      28.6     $      12.7     $    (12.6)     $      -       $     28.7
     Factory, warehouse, office
          and other costs.......................             7.4             1.9           (1.4)         (0.8)             7.1
                                                      -----------     -----------     -----------     ---------      ----------
                                                     $      36.0     $      14.6     $    (14.0)     $   (0.8)      $     35.8
                                                      ===========     ===========     ===========     =========      ==========

(4)  GEOGRAPHIC INFORMATION

         The Company manages its business on the basis of one reportable operating segment. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets and liabilities are affected by fluctuations in foreign currency exchange rates. The Company's operations in Brazil have accounted for approximately 5.2% and 4.3% of the Company's net sales for the first quarter of 2001 and 2000, respectively.

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)


(5)  SUBSEQUENT EVENTS

         In the fourth quarter of 2000, Products Corporation listed for sale land in Minami Aoyama near Tokyo, Japan and related rights for the construction of a building on such land (the "Aoyama Property"). In April 2001, Products Corporation completed the disposition of the Aoyama Property for approximately $28. The proceeds will be used for general corporate purposes, including payments to fund the Company's restructuring plans.

         In March 2001, Products Corporation entered into an agreement to sell its Phoenix facility and lease it back for a certain period of time. On May 1, 2001, Products Corporation completed the disposition of the Phoenix facility for approximately $7. The proceeds will be used for general corporate purposes, including payments to fund the Company's restructuring plans.

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

         During the first quarter of 2001, to reflect the integration of management reporting responsibilities, the Company has reclassified Canada's results from its international operations to its United States operations. Management's discussion and analysis data reflects this change for both the 2001 and 2000 periods.

RESULTS OF OPERATIONS

Net sales

         Net sales were $323.3 and $448.8 for the first quarters of 2001 and 2000, respectively, a decrease of $125.5, or 28.0% on a reported basis (a decrease of 25.2% on a constant U.S. dollar basis). The decline in consolidated net sales for the first quarter of 2001 as compared with the first quarter of 2000 is primarily due to the sale of the worldwide professional products line and the Plusbelle brand in Argentina in the first and second quarters of 2000, respectively.

         Net sales, excluding the worldwide professional products line and the Plusbelle brand in Argentina, were $323.3 and $355.4 for the first quarter of 2001 and 2000, respectively, a decrease of $32.1, or 9.0% on a reported basis (a decrease of 6.2% on a constant U.S. dollar basis). The decline is primarily due to decreased promotional sales volume, the effect of lower advertising spending, and the effect of delayed reset of permanent in store wall displays by certain retailers in the U.S.

         United States and Canada. Net sales in the United States and Canada were $218.4 for the first quarter of 2001 compared with $268.9 for the first quarter of 2000, a decrease of $50.5, or 18.8%. Net sales, excluding the United States and Canada portion of the worldwide professional products line, were $218.4 for the first quarter of 2001 compared with $233.1 for the first quarter of 2000, a decrease of $14.7, or 6.3%. The decline in sales for the first quarter of 2001 is primarily due to decreased promotional sales volume, the effect of lower advertising spending, and the effect of delayed reset of permanent in store wall displays by certain retailers in the U.S.

         International. Net sales in the Company's international operations were $104.9 for the first quarter of 2001 compared with $179.9 for the first quarter of 2000, a decrease of $75.0, or 41.7% on a reported basis (a decrease of 36.0% on a constant U.S. dollar basis). The decrease was primarily due to the sale of the worldwide professional products line and the Plusbelle brand in Argentina in the first and second quarters of 2000, respectively.

         Net sales outside the United States and Canada, excluding the worldwide professional products line and the Plusbelle brand in Argentina, were $104.9 for the first quarter of 2001 compared with $122.3 for the first quarter of 2000, a decrease of $17.4, or 14.2%, on a reported basis (a decrease of 6.3% on a constant U.S. dollar basis). The decrease in net sales for the first quarter of 2001 on a reported basis also reflects the unfavorable effect on sales of a stronger U.S. dollar against certain foreign currencies. The decrease in net sales for the first quarter of 2001 on a constant U.S. dollar basis is primarily due to

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)

increased competitive activity in certain markets outside the U.S. Sales outside the United States and Canada are divided by the Company into three geographic regions. In Europe, which comprises Europe, the Middle East and Africa, net sales decreased by 13.1% on a reported basis to $39.1 for the first quarter of 2001 as compared with the first quarter of 2000 (a decrease of 3.5% on a constant U.S. dollar basis). In the Western Hemisphere, which comprises Mexico, Central America, South America and Puerto Rico, net sales decreased by 6.6% on a reported basis to $41.0 for the first quarter of 2001 as compared with the first quarter of 2000 (a decrease of 0.2% on a constant U.S. dollar basis). The Company's operations in Brazil are significant. In Brazil, net sales were $16.8 on a reported basis for the first quarter of 2001 compared with $19.1 for the first quarter of 2000, a decrease of $2.3, or 12.0% (an increase of 0.9% on a constant U.S. dollar basis). In the Far East, net sales decreased by 25.7% on a reported basis to $24.8 for the first quarter of 2001 as compared with the first quarter of 2000 (a decrease of 18.3% on a constant U.S. dollar basis). Net sales in the Company's international operations, including the Company's operations in Brazil, may be adversely affected by weak economic conditions, political and economic uncertainties, adverse currency fluctuations, and competitive activities.

Cost of sales

         As a percentage of net sales, cost of sales was 40.6% for the first quarter of 2001 compared with 39.0% for the first quarter of 2000. Excluding the worldwide professional products line and the Plusbelle brand in Argentina in 2000 and $6.4 of additional consolidation costs in 2001, which primarily resulted from accelerated depreciation associated with the shutdown of the Phoenix facility, cost of sales as a percentage of net sales was 38.7% for the first quarter of 2001 compared with 38.8% for the first quarter of 2000.

SG&A expenses

         SG&A expenses were $186.9 for the first quarter of 2001 compared with $252.7 for the first quarter of 2000. Excluding the worldwide professional products line and the Plusbelle brand in Argentina in 2000 and $1.7 of additional consolidation costs in 2001 associated with the shutdown of the Phoenix facility, SG&A expenses were $185.2 for the first quarter of 2001 compared with $200.9 for the first quarter of 2000. The decrease in SG&A expenses during the first quarter of 2001 is due primarily to the reduction of departmental general and administrative expenses from $93.7 in the first quarter of 2000 to $79.5 in the first quarter of 2001 as a result of the Company's restructuring efforts.

Restructuring costs and other, net

         In the fourth quarter of 1999, the Company began a new restructuring program principally for additional employee severance and other personnel benefits and to restructure certain operations outside the United States, including certain operations in Japan (the "1999 Restructuring Plan"). In the first quarter of 2000, the Company recorded a charge of $9.5 relating to the 1999 Restructuring Plan.

     During the third quarter of 2000, the Company continued to re-evaluate its organizational structure. As part of this re-evaluation, the Company developed a new restructuring plan designed to improve profitability by reducing personnel and consolidating manufacturing facilities (the "2000 Restructuring Plan"). The 2000 Restructuring Plan focused on the Company's plans to close its manufacturing operations in Phoenix, Arizona and Mississauga, Canada and to consolidate its cosmetics production into its plant in Oxford, North Carolina. The 2000 Restructuring Plan also includes the remaining obligation for excess leased real estate in the Company's headquarters, consolidation costs associated with the Company closing its facility in New Zealand, and the elimination of several domestic and international executive and operational positions, both of which were effected to reduce and streamline corporate overhead costs. In the first quarter of 2001, the Company recorded a charge of $14.6 related to the 2000 Restructuring Plan, principally for additional employee severance and other personnel benefits and to consolidate worldwide operations. The Company anticipates that it will recognize approximately $35 to $40 of costs to implement this plan during 2001.

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)

         The Company anticipates annual savings of approximately $10 to $15 relating to the restructuring charges recorded during the first quarter of 2001 in connection with the 2000 Restructuring Plan.

Other expenses (income)

         Interest expense was $35.2 for the first quarter of 2001 compared with $39.4 for the first quarter of 2000. The decrease in interest expense for the first quarter of 2001 as compared with the first quarter of 2000 is primarily due to the repayment of borrowings under the Credit Agreement (as hereinafter defined) with the net proceeds from the disposition of the worldwide professional products line and the Plusbelle brand in Argentina, partially offset by higher interest rates under the Credit Agreement.

         Amortization of debt issuance costs was $1.8 for the first quarter of 2001 compared with $2.5 for the first quarter of 2000. The decrease in the amortization of debt issuance costs for the first quarter of 2001 as compared with the first quarter of 2000 is primarily due to the write-off of a portion of such costs in connection with the sale of the worldwide professional products line and the Plusbelle brand in Argentina.

Sale of product line

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

Provision for income taxes

         The provision for income taxes was $0.6 for the first quarter of 2001 compared with $3.7 for the first quarter of 2000. The decrease in the provision for income taxes for the first quarter of 2001 as compared to the first quarter of 2000 was attributable to adjustments to certain deferred tax assets and higher taxes associated with the worldwide professional products line in the first quarter of 2000 and lower taxable income in the first quarter of 2001 in certain markets outside the United States.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Net cash used for operating activities was $45.9 and $16.8 for the first quarters of 2001 and 2000, respectively. The increase in net cash used for operating activities for the first quarter of 2001 compared with the first quarter of 2000 resulted primarily from a higher net loss and changes in working capital.

         Net cash (used for) provided by investing activities was $(4.9) and $290.0 for the first quarters of 2001 and 2000, respectively. Net cash used for investing activities for the first quarter of 2001 consisted of capital expenditures. Net cash provided by investing activities in the first quarter of 2000 consisted of proceeds from the sale of the Company's worldwide professional products line, partially offset by cash used for capital expenditures.

         Net cash provided by (used for) financing activities was $22.1 and $(269.7) for the first quarters of 2001 and 2000, respectively. Net cash provided by financing activities for the first quarter of 2001 included cash drawn under the Credit Agreement, partially offset by the repayment of borrowings under the Credit Agreement and payment of debt issuance costs. Net cash used for financing activities for the first quarter of 2000 included repayments of borrowings under the Credit Agreement with the net proceeds from the disposition of the worldwide professional products line and the repayment of Products Corporation's Japanese yen-denominated credit agreement, partially offset by cash drawn under the Credit Agreement.

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)

         In May 1997, Products Corporation entered into a credit agreement (as subsequently amended, the "Credit Agreement") with a syndicate of lenders, whose individual members change from time to time. As of March 31, 2001, the Credit Agreement provides up to $518.5 and is comprised of five senior secured facilities: $106.2 in two term loan facilities (the "Term Loan Facilities"), a $300.0 multi-currency facility (the "Multi-Currency Facility"), a $62.3 revolving acquisition facility, which may also be used for general corporate purposes (the "Acquisition Facility"), and a $50.0 special standby letter of credit facility (the "Special LC Facility"). The Company under certain circumstances and with the consent of a majority of the lenders may increase the Acquisition Facility to $262.3. At March 31, 2001, the Company had $106.2 outstanding under the Term Loan Facilities, $240.4 outstanding under the Multi-Currency Facility, $62.3 outstanding under the Acquisition Facility and $23.8 of issued but undrawn letters of credit under the Special LC Facility. The scheduled reductions of the Acquisition Facility are $48.8 during 2001. The balance of the Acquisition Facility, along with the Term Loan Facilities, the Multi-Currency Facility and the Special LC Facility mature in May 2002. In January 2001 (effective December 31, 2000), Products Corporation and its bank lenders entered into an amendment to the Credit Agreement, to (i) eliminate the interest coverage ratio and leverage ratio covenants for 2001; (ii) add a minimum cumulative EBITDA covenant for each quarter end during the year 2001;
(iii) modify the definition of EBITDA beginning with the quarterly period ended December 31, 2000; (iv) limit the amount that Products Corporation may spend for capital expenditures; (v) permit the sale of certain of Products Corporation's non-core assets; (vi) permit Products Corporation to retain 100% of the Net Proceeds from such asset sales; (vii) increase the "applicable margin" by 1/2 of 1%; and (viii) require Products Corporation to provide a mortgage on its facility in Oxford, North Carolina as security for its obligations under the Credit Agreement.

         The Company's principal sources of funds are expected to be cash flow generated from operations (before interest), net proceeds from the sale of certain non-core assets and borrowings under the Credit Agreement. The Credit Agreement, Products Corporation's 8 5/8% Notes due 2008 (the "8 5/8% Notes"), Products Corporation's 8 1/8% Notes due 2006 (the "8 1/8% Notes") and Products Corporation's 9% Notes due 2006 (the "9% Notes") contain certain provisions that by their terms limit Products Corporation's and/or its subsidiaries' ability to, among other things, incur additional debt. The Company's principal uses of funds are expected to be the payment of operating expenses, working capital, purchases of permanent displays and capital expenditure requirements, expenses in connection with the Company's 2000 and 1999 Restructuring Plans referred to above and debt service payments.

         The Company estimates that purchases of permanent displays for 2001 will be $40 to $50 and capital expenditures for 2001 will be $13 to $17. The Company estimates that cash payments related to the restructuring plans referred to in Note 3 to the Unaudited Consolidated Condensed Financial Statements, plans for 2001 and executive separation costs incurred in 1999 will be $60 to $80 in 2001. Pursuant to a tax sharing agreement, Products Corporation may be required to make tax sharing payments to Revlon, Inc. (which in turn may be required to make tax sharing payments to Mafco Holdings) as if Products Corporation were filing separate income tax returns, except that no payments are required by Products Corporation (or Revlon, Inc.) if and to the extent that Products Corporation is prohibited under the Credit Agreement from making tax sharing payments to Revlon, Inc. The Credit Agreement prohibits Products Corporation from making any tax sharing payments other than in respect of state and local income taxes. Products Corporation currently anticipates that, as a result of net operating tax losses and prohibitions under the Credit Agreement, no cash federal tax payments or cash payments in lieu of federal taxes pursuant to the tax sharing agreement will be required for 2001.

         Products Corporation enters into forward foreign exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. Products Corporation had forward foreign exchange contracts denominated in various currencies of approximately $65.9 and nil (U.S. dollar equivalent) outstanding at March 31, 2001 and 2000, respectively. Such contracts are entered into to hedge transactions predominantly occurring within twelve months.

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

Report on Form 10-K for the year ended December 31, 2000 describes significant aspects of the Company's financial instrument programs that have material market risk as of December 31, 2000. The following table presents the information required by Item 7A as of March 31, 2001.

                                                              EXPECTED MATURITY DATE FOR YEAR ENDED MARCH 31,          FAIR VALUE
                                                    -----------------------------------------------------------------   MARCH 31,
                                                         2001        2002     2003     2004    THEREAFTER   TOTAL         2001
                                                    -----------------------------------------------------------------------------
                                                                       (US dollar equivalent in millions)
     DEBT
---------------
Short-term variable rate (various currencies) ......   $  31.4                                             $    31.4    $  31.4
      Average interest rate(a) .....................       8.4%
Long-term fixed rate ($US) .........................                                            $1,149.3     1,149.3      671.4
      Average interest rate ........................                                             8.6%
Long-term variable rate ($US) ......................              $  372.1     *                               372.1      372.1
      Average interest rate(a) .....................                   7.4%
Long-term variable rate (various currencies) .......                  36.8     *                                36.8       36.8
      Average interest rate(a) .....................                   9.2%
                                                       -------    --------                      --------   ---------    --------
Total debt .........................................   $  31.4    $  408.9                      $1,149.3   $ 1,589.6    $1,111.7
                                                       =======    ========                      ========   =========    ========

                                                            AVERAGE     ORIGINAL    CONTRACT
                                                          CONTRACTUAL   US DOLLAR     VALUE        FAIR VALUE
                                                             RATE       NOTIONAL    MARCH 31,       MARCH 31,
FORWARD CONTRACTS                                            $/FC        AMOUNT       2001            2001
-----------------                                         ----------- -----------  ----------     -----------
Buy Euros/Sell USD ....................................      0.9265       $  1.9   $    1.8         $ (0.1)
Sell British Pounds/Buy USD ...........................      1.4447         11.4       11.5            0.1
Sell Australian dollar/Buy USD ........................      0.5274         14.1       15.2            1.1
Sell Japanese Yen/Buy USD .............................      0.0082         29.4       29.4            0.0
Sell South African Rand/Buy USD .......................      0.1253          3.4        3.5            0.1
Buy Australian dollars/Sell New Zealand dollars .......      1.2455          2.3        2.2           (0.1)
Buy British Pounds/Sell Euros .........................      0.6298          3.4        3.4            0.0
                                                                          ------   --------         ------
Total forward contracts ...............................                   $ 65.9   $   67.0         $  1.1
                                                                          ======   ========         ======

(a) Weighted average variable rates are based upon implied forward rates from the yield curves at March 31, 2001.
*   Represents the Company's Credit Agreement which matures in May 2002.

EFFECT OF NEW ACCOUNTING STANDARD

         In April 2001, the EITF reached a consensus on EITF 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." The consensus addresses the Statement of Operations classification of consideration from a vendor to a reseller. While the Company has not completed its evaluation of the effect of this consensus, it is not expected to have a significant effect on the Company's consolidated financial statements.

SEBSEQUENT EVENTS

         In the fourth quarter of 2000, Products Corporation listed for sale the Aoyama Property. In April 2001, Products Corporation completed the disposition of the Aoyama Property for approximately $28. The proceeds will be used for general corporate purposes, including payments to fund the Company's restructuring plans.

         In March 2001, Products Corporation entered into an agreement to sell its Phoenix facility and lease it back for a certain period of time. On May 1, 2001, Products Corporation completed the disposition of the Phoenix facility for approximately $7. The proceeds will be used for general corporate purposes, including payments to fund the Company's restructuring plans.

FORWARD-LOOKING STATEMENTS

         This quarterly report on Form 10-Q for the quarter ended March 31, 2001 as well as other public documents and statements of the Company contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to: the introduction of new products; future financial performance; the effect on sales of the reduction of overall U.S. customer inventories including the timing thereof; the effect on sales of political and/or economic conditions, adverse currency fluctuations and competitive activities; the Company's estimate of restructuring activities, restructuring costs and benefits; the Company's plans with respect to and estimate of the timing of the shutdown of its Phoenix manufacturing operation, the charges, the cash cost and the annual savings resulting from plant shutdowns; the Company's expectation that its new trade terms for its U.S. customers will increase consumption of its products, drive market growth, result in more efficient ordering and shipping and reduce returns; the Company's expectations regarding uses of funds including purchases of permanent displays and capital expenditures; the availability of raw materials and components; the Company's qualitative and quantitative estimates as to market risk sensitive instruments; the Company's

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)

expectations about the effects of the transition to the Euro; the Company's intent to pursue the sale of certain non-core assets; the Company's expectation regarding sources of funds including cash flow from operations, the availability of funds from currently available credit facilities, net proceeds from the sale of certain non-core assets, capital contributions or loans from Revlon, Inc. or other affiliates of the Company and the sale of additional assets or operations; and the effect of the adoption of certain accounting standards. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as "believes," "expects," "estimates," "projects," "forecast," "may," "will," "should," "seeks," "plans," "scheduled to," "anticipates" or "intends" or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update them. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. In addition to factors that may be described in the Company's filings with the Commission, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (i) difficulties or delays in developing and introducing new products or failure of customers to accept new product offerings; (ii) changes in consumer preferences, including reduced consumer demand for the Company's color cosmetics and other current products; (iii) unanticipated costs or difficulties or delays in completing projects associated with the Company's strategy to improve operating efficiencies; (iv) lower than expected cash flow from operations, the inability to secure capital contributions or loans from Revlon, Inc. or other affiliates of the Company or sell additional assets or operations or the availability of funds under the Credit Agreement; (v) effects of and changes in political and/or economic conditions, including inflation and monetary conditions, and in trade, monetary, fiscal and tax policies in international markets, including but not limited to Brazil; (vi) actions by competitors, including business combinations, technological breakthroughs, new products offerings and marketing and promotional successes; (vii) combinations among significant customers or the loss, insolvency or failure to pay debts by a significant customer or customers;
(viii) lower than expected sales as a result of the reduction of overall U.S. customer inventories; (ix) difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company's restructuring activities; (x) difficulties or delays in implementing, higher than expected charges and cash costs or lower than expected savings from the shutdown of manufacturing operations in Phoenix; (xi) difficulties or delays in implementing or achieving the intended results of the new trade terms including increased consumption, market growth and lower returns or unexpected consequences from the implementation of the new trade terms including the possible effect on sales; (xii) interest rate or foreign exchange rate changes affecting the Company and its market sensitive financial instruments; (xiii) difficulties, delays or unanticipated costs associated with the transition to the Euro; (xiv) difficulties or delays in sourcing raw materials or components;
(xv) difficulties or delays in pursuing the sale of one or more non-core assets, the inability to consummate such sales or to secure the expected level of proceeds from such sales; and (xvi) the effects of the adoption of certain new accounting standards.

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

                      REVLON CONSUMER PRODUCTS CORPORATION
                                   Registrant

By:/s/ Douglas H. Greeff                By:/s/ Laurence Winoker
------------------------------------   -----------------------------------------
       Douglas H. Greeff                       Laurence Winoker
       Executive Vice President                Senior Vice President, Corporate
       and Chief Financial Officer             Controller and Treasurer

Dated:  May 15, 2001