Form 10-Q
period 2001-06-30
REVLON CONSUMER PRODUCTS CORP
filed 2001-08-14
CIK 890547

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------


                                   FORM 10-Q

(Mark One)

  x      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---                          EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the registrant's common stock was 1,000 shares as of June 30, 2001, all of which were held by an affiliate, Revlon, Inc., an indirect majority owned subsidiary of Mafco Holdings Inc.


                                Total Pages - 20

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                          JUNE 30,           DECEMBER 31,
                              ASSETS                                                        2001                 2000
                                                                                       ---------------      ---------------
Current assets:                                                                         (Unaudited)
      Cash and cash equivalents...................................                $            34.4     $           56.3
      Trade receivables, less allowances of $15.3
            and $16.1, respectively...............................                            205.7                220.3
      Inventories.................................................                            188.3                184.7
      Prepaid expenses and other..................................                             43.5                 68.5
                                                                                     ---------------      --------------
            Total current assets..................................                            471.9                529.8
Property, plant and equipment, net................................                            190.5                221.7
Other assets......................................................                            146.6                146.3
Intangible assets, net............................................                            202.4                206.1
                                                                                     ---------------      --------------
            Total assets..........................................                $         1,011.4     $        1,103.9
                                                                                     ===============      ==============

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Current liabilities:
      Short-term borrowings - third parties.......................                $            30.0     $           30.7
      Current portion of long-term debt - third parties...........                            403.1                    -
      Accounts payable............................................                            105.2                 86.3
      Accrued expenses and other..................................                            293.0                309.9
                                                                                     ---------------      --------------
            Total current liabilities.............................                            831.3                426.9
Long-term debt - third parties ...................................                          1,149.4              1,539.0
Long-term debt - affiliates.......................................                             24.1                 24.1
Other long-term liabilities.......................................                            216.2                217.6

Stockholder's deficiency:
      Preferred stock, par value $1.00 per share; 1,000
            shares authorized, 546 shares of Series A Preferred Stock
            issued and outstanding................................                             54.6                 54.6
      Common Stock, par value $1.00 per share; 1,000
            shares authorized, issued and outstanding.............                                -                    -
      Capital deficiency..........................................                           (230.8)              (230.8)
      Accumulated deficit since June 24, 1992.....................                         (1,000.6)              (897.7)
      Accumulated other comprehensive loss........................                            (32.8)               (29.8)
                                                                                     ---------------      ---------------
            Total stockholder's deficiency........................                         (1,209.6)            (1,103.7)
                                                                                     ---------------      ---------------
            Total liabilities and stockholder's deficiency........                $         1,011.4      $       1,103.9
                                                                                     ===============      ===============





See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)

                                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                         JUNE 30,                        JUNE 30,
                                                             -------------------------------  -----------------------------------
                                                                  2001           2000            2001                 2000
                                                             ----------------  -------------  --------------     ----------------
Net sales ..................................................          $336.7         $339.3           $660.0               $788.1
Cost of sales ..............................................           142.7          129.5            274.1                304.7
                                                             ----------------  -------------  --------------     ----------------
     Gross profit ..........................................           194.0          209.8            385.9                483.4
Selling, general and administrative expenses ...............           197.7          187.2            384.6                439.9
Restructuring costs ........................................             7.9            5.1             22.5                 14.6
                                                             ----------------  -------------  --------------     ----------------

     Operating (loss) income ...............................           (11.6)          17.5            (21.2)                28.9
                                                             ----------------  -------------  --------------     ----------------

Other expenses (income):
     Interest expense ......................................            35.5           33.9             70.7                 73.3
     Interest income .......................................            (0.6)          (0.4)            (1.5)                (0.8)
     Amortization of debt issuance costs ...................             1.2            1.0              3.0                  3.5
     Foreign currency losses (gains), net ..................             0.2            2.6             (0.2)                 2.1
     Loss (gain) on sale of product line and brand, net ....             7.1            3.2              7.1                 (3.0)
     Miscellaneous, net. ...................................               -            0.4              0.8                  0.9
                                                             ----------------  -------------  --------------     ----------------
          Other expenses, net ..............................            43.4           40.7             79.9                 76.0
                                                             ----------------  -------------  --------------     ----------------

Loss before income taxes ...................................           (55.0)         (23.2)          (101.1)               (47.1)

Provision for income taxes .................................             1.2            1.1              1.8                  4.8

                                                             ----------------  -------------  --------------     ----------------
Net loss ...................................................          $(56.2)        $(24.3)        $ (102.9)             $ (51.9)
                                                             ================  =============  ==============     ================

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
          UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDER'S
                       DEFICIENCY AND COMPREHENSIVE LOSS
                              (DOLLARS IN MILLIONS)


                                                                                                      ACCUMULATED
                                                                                                        OTHER              TOTAL
                                                            PREFERRED    CAPITAL      ACCUMULATED   COMPREHENSIVE      STOCKHOLDER'S
                                                             STOCK     DEFICIENCY       DEFICIT         LOSS (a)         DEFICIENCY
                                                           ---------   ----------    -----------    -------------     --------------

Balance, January 1, 2000 ...............................       $54.6    $ (230.8)    $   (768.8)      $  (68.1)         $ (1,013.1)
     Comprehensive loss:
             Net loss ..................................                                  (51.9)                             (51.9)
             Currency translation adjustment ...........                                                  38.4 (b)            38.4
                                                                                                                      --------------
     Total comprehensive loss ..........................                                                                     (13.5)
                                                           ---------   ----------    -----------    -------------     --------------
Balance, June 30, 2000 .................................       $54.6     $ (230.8)   $   (820.7)      $  (29.7)         $ (1,026.6)
                                                           =========   ==========    ===========    =============     ==============

Balance, January 1, 2001. ..............................       $54.6     $ (230.8)   $   (897.7)      $  (29.8)         $ (1,103.7)
     Comprehensive loss:
             Net loss ..................................                                 (102.9)                            (102.9)
             Currency translation adjustment ...........                                                  (3.6)(b)            (3.6)
             Revaluation of forward currency contracts .                                                   0.6                 0.6
                                                                                                                      --------------
     Total comprehensive loss ..........................                                                                    (105.9)
                                                           ---------   ----------    -----------    -------------     --------------
Balance, June 30, 2001 .................................       $54.6     $ (230.8)   $ (1,000.6)      $  (32.8)          $(1,209.6)
                                                           =========   ==========    ===========    =============     ==============



____________________

(a) Accumulated other comprehensive loss includes revaluations of forward currency contracts of $0.6 as of June 30, 2001, unrealized losses on marketable securities of $3.8 as of June 30, 2000, cumulative net translation losses of $29.8 and $21.0 as of June 30, 2001 and 2000, respectively, and adjustments for the minimum pension liability of $3.6 and $4.9 as of June 30, 2001 and 2000, respectively.

(b) The currency translation adjustment as of June 30, 2001 and June 30, 2000 includes a reclassification adjustment of $7.1 and $48.3, respectively, for realized losses on foreign currency adjustments associated primarily with the sale of the Colorama brand in Brazil and the Company's worldwide professional products line.





See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                               -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                              2001             2000
                                                                               -------------    --------------
Net loss ......................................................................    $(102.9)        $ (51.9)
Adjustments to reconcile net loss to net cash
     (used for) provided by operating activities:
     Depreciation and amortization ............................................       61.5            61.8
     Loss (gain) on sale of product line and brand, net .......................        7.1            (3.0)
     Change in assets and liabilities, net of acquisitions and dispositions:
          Decrease in trade receivables .......................................        6.0            25.0
          (Increase) decrease in inventories ..................................       (7.5)            7.6
          (Increase) decrease in prepaid expenses and
                       other current assets ...................................       (5.3)            8.9
          Increase (decrease) in accounts payable .............................       20.5           (18.3)
          Decrease in accrued expenses and other
                       current liabilities ....................................       (8.2)         (103.4)
          Purchase of permanent displays ......................................      (29.3)          (26.8)
          Other, net ..........................................................       (3.2)           (0.1)
                                                                               -------------    --------------
Net cash used for operating activities ........................................      (61.3)         (100.2)
                                                                               -------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ..........................................................       (9.4)           (6.1)
Acquisition of technology right ...............................................          -            (3.0)
Net proceeds from the sale of product line, brand and certain assets ..........       35.2           339.6
                                                                               -------------    --------------
Net cash provided by investing activities .....................................       25.8           330.5
                                                                               -------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings - third parties .........................        0.3             2.7
Proceeds from the issuance of long-term debt - third parties ..................      157.5           231.2
Repayment of long-term debt - third parties. ..................................     (139.1)         (449.8)
Payment of debt issuance costs ................................................       (2.4)              -
                                                                               -------------    --------------
Net cash provided by (used for) financing activities ..........................       16.3          (215.9)
                                                                               -------------    --------------
Effect of exchange rate changes on cash and cash equivalents ..................       (2.7)           (1.7)
                                                                               -------------    --------------
     Net (decrease) increase in cash and cash equivalents .....................      (21.9)           12.7
     Cash and cash equivalents at beginning of period .........................       56.3            25.4
                                                                               -------------    --------------
     Cash and cash equivalents at end of period ...............................      $34.4           $38.1
                                                                               =============    ==============

Supplemental schedule of cash flow information:
     Cash paid (received) during the period for:
          Interest ............................................................      $68.4          $73.0
          Income taxes, net of refunds ........................................        2.2            2.4


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

         Prior to January 1, 2001, advertising and promotion expenses estimated for a full year were charged to earnings for interim reporting purposes in proportion to the relationship that net sales for such period bore to estimated full year net sales. As a result, for the first half of 2000, disbursements and commitments for advertising and promotion exceeded advertising and promotion expenses by $31.2 and such amount was deferred. Effective January 1, 2001, the Company recognizes advertising and promotional expenses during the quarter in which they are incurred.

        In May 2000, the FASB Emerging Issues Task Force (the "EITF") reached a consensus EITF 00-14 entitled, "Accounting for Certain Sales Incentives" (the "Guidelines"), which addresses when sales incentives and discounts should be recognized, as well as where the related revenues and expenses should be classified in the financial statements. The Company has adopted these new Guidelines effective January 1, 2001, and accordingly the accompanying Unaudited Consolidated Condensed Financial Statements reflect the implementation of the EITF Guidelines for all periods presented.

         On January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The standard requires the recognition of all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. Changes in fair value are recognized immediately in earnings unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded as a component of Other Comprehensive Income and recognized in earnings when the hedged transaction is recognized in earnings. Any ineffective portion (representing the extent that the change in fair value of the hedges does not completely offset the change in the anticipated net payments being hedged) is recognized in earnings as it occurs. There was no cumulative effect recognized for adopting this accounting change.

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

         The Company uses derivative financial instruments, primarily forward foreign exchange contracts, to reduce the exposure of adverse effects of fluctuating foreign currency exchange rates. These contracts, which have been designated as cash flow hedges, were entered into primarily to hedge anticipated inventory purchases and certain intercompany payments denominated in foreign currencies, which have maturities of less than one year. The unrecognized income
(loss) on the revaluation of forward currency contracts will be recognized in earnings by December 31, 2001. The Company has entered into these contracts with a counterparty that is a major financial institution, and accordingly the Company believes that the risk of counterparty nonperformance is remote.

         In accordance with the provisions of the statement, the Company recorded an asset of $0.6 on the balance sheet and a credit of $0.6 in Other Comprehensive Loss for the fair value effects of the foreign currency forward exchange contracts outstanding at June 30, 2001. The amount of the hedges' ineffectiveness as of June 30, 2001 recorded in the Unaudited Consolidated Condensed Statements of Operations was not significant.

         Certain amounts in the prior year financial statements have been reclassified to conform to the current year's presentation.

(2) INVENTORIES


                                       JUNE 30,               DECEMBER 31,
                                         2001                    2000
                                    --------------           -------------
  Raw materials and supplies ....  $     61.5               $       56.2
  Work-in-process ...............        12.8                        9.4
  Finished goods ................       114.0                      119.1
                                    --------------           -------------
                                    $   188.3               $      184.7
                                    ==============           =============


(3)   RESTRUCTURING COSTS, NET

        In the fourth quarter of 1999, the Company began a new restructuring program principally for additional employee severance and other personnel benefits and to restructure certain operations outside the United States, including certain operations in Japan (the "1999 Restructuring Plan"). In the first quarter of 2000, the Company recorded a charge of $9.5 relating to the 1999 Restructuring Plan. The Company continued to implement the 1999 Restructuring Plan during the second quarter of 2000 during which it recorded a charge of $5.1.

         During the third quarter of 2000, the Company continued to re-evaluate its organizational structure. As part of this re-evaluation, the Company developed a new restructuring plan designed to improve profitability by reducing personnel and consolidating manufacturing facilities (the "2000 Restructuring Plan"). The 2000 Restructuring Plan focused on the Company's plans to close its manufacturing operations in Phoenix, Arizona and Mississauga, Canada and to consolidate its cosmetics production into its plant in Oxford, North Carolina. The 2000 Restructuring Plan also includes the remaining obligation for excess leased real estate in the Company's headquarters, consolidation costs associated with the Company closing its facility in New Zealand, and the elimination of several domestic and international executive and operational positions, both of which were effected to reduce and streamline

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)


corporate overhead costs. In the first quarter of 2001, the Company recorded a charge of $14.6 related to the 2000 Restructuring Plan, principally for additional employee severance and other personnel benefits and to consolidate worldwide operations. In the second quarter of 2001, the Company continued to implement the 2000 Restructuring Plan and recorded a charge of $7.9, principally for additional employee severance and other personnel benefits and other costs related to the consolidation of worldwide operations.

        In connection with the 1999 Restructuring Plan and the 2000 Restructuring Plan, 403 employees and 1,930 employees, respectively, were included in the Company's restructuring charges. Of the 1,930 employees for whom severance and other personnel benefits were included in the 2000 Restructuring Plan, the Company had terminated 1,186 employees by June 30, 2001. Substantially all the employees from the 1999 Restructuring Plan have been terminated as of June 30, 2001.

        Details of the activity described above during the six month period ended June 30, 2001, are as follows:

                                    BALANCE                             UTILIZED, NET             BALANCE
                                     AS OF                        -------------------------        AS OF
                                    1/1/01         EXPENSES, NET     CASH           NONCASH       6/30/01
                                  -----------  ------------------------------     -----------   -----------
 Employee severance and other
        personnel benefits ...... $     28.6    $        19.0     $     (24.2)     $     -      $     23.4
 Factory, warehouse, office
       and other costs ..........        7.4              3.5            (2.4)        (1.4)            7.1
                                  -----------     -----------     -----------     ---------     -----------
                                  $     36.0    $        22.5     $     (26.6)     $  (1.4)     $     30.5
                                  ===========     ===========     ===========     =========     ===========



(4)  GEOGRAPHIC INFORMATION

         The Company manages its business on the basis of one reportable operating segment. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets and liabilities are affected by fluctuations in foreign currency exchange rates. The Company's operations in Brazil have accounted for approximately 3.4% and 4.7% of the Company's net sales for the second quarter of 2001 and 2000, respectively and for approximately 4.3% and 4.5% of the Company's net sales for the first half of 2001 and 2000, respectively. While the Company's operations in Brazil have historically been significant, as a result of the sale of the Colorama brand in Brazil in July 2001, the Company's ongoing operations in Brazil are no longer significant to the Company's consolidated ongoing operations. (See
Note 6).

         During the first quarter of 2001, to reflect the integration of management reporting responsibilities, the Company reclassified Canada's results from its international operations to its United States operations. The geographic information reflects this change for both the 2001 and 2000 periods.

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)


GEOGRAPHIC AREAS:                                          THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                      ---------------------------------        ---------------------------------
       Net sales:                                          2001               2000                  2001               2000
                                                      --------------      -------------        --------------      -------------
             United States ........................     $     215.5        $   199.0             $  423.0              $ 456.3
             Canada ...............................            11.8             14.2                 22.7                 25.8
                                                      --------------      -------------        --------------      -------------
             United States and Canada .............           227.3            213.2                445.7                482.1
             International ........................           109.4            126.1                214.3                306.0
                                                      --------------      -------------        --------------      -------------
                                                        $     336.7        $   339.3             $  660.0            $   788.1
                                                      ==============      =============        ==============      =============

                                                         JUNE 30,           DECEMBER 31,
       Long-lived assets:                                  2001               2000
                                                      --------------      -------------
             United States ........................     $     373.9        $   398.8
             Canada ...............................             6.7              8.1
                                                      --------------      -------------
             United States and Canada .............           380.6            406.9
             International ........................           158.9            167.2
                                                      --------------      -------------
                                                        $     539.5        $   574.1
                                                      ==============      =============

CLASSES OF SIMILAR PRODUCTS:                               THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                      --------------------------------------   ---------------------------------
       Net sales:                                          2001               2000                  2001               2000
                                                      --------------      -------------        --------------      -------------
             Cosmetics, skin care and fragrances ..     $     208.0    $        225.2       $          421.6    $        479.5
             Personal care and professional .......           128.7             114.1                  238.4             308.6
                                                      --------------      -------------        --------------      -------------
                                                        $     336.7    $        339.3       $          660.0    $        788.1
                                                      ==============      =============        ==============      =============





(5)  ASSET SALES

         In April 2001, Products Corporation sold land in Minami Aoyama near Tokyo, Japan and related rights for the construction of a building on such land (the "Aoyama Property") for approximately $28. In connection with such disposition the Company recognized a pre-tax and after-tax loss of $0.8 during the second quarter of 2001.

         In May 2001, Products Corporation sold its Phoenix facility for approximately $7 and leased it back for a certain period of time. After recognition of accelerated depreciation in the first quarter of 2001, the Company recorded a loss on the sale of $3.7 in the second quarter of 2001.

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)


(6)  SUBSEQUENT EVENTS

         In July 2001, Products Corporation completed the disposition of the Colorama brand of cosmetics and hair care products as well as Products Corporation's manufacturing facility located in Sao Paulo, Brazil for approximately $56. Products Corporation used $22 of the net proceeds after transaction costs and retained liabilities to permanently reduce commitments under the Credit Agreement (as hereinafter defined). In connection with such disposition the Company recognized a pre-tax and after-tax loss of $6.3 during the second quarter of 2001.

         In July 2001, Products Corporation completed the disposition of its subsidiary that owned and operated its manufacturing facility in Maesteg, Wales, UK, including all production equipment. Products Corporation will receive approximately $20.0, $10.0 was received on the closing date and $10.0 is to be received over a six year period a portion of which is contingent upon certain future events. The Company does not expect to recognize a material loss on this transaction.

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

         During the first quarter of 2001, to reflect the integration of management reporting responsibilities, the Company reclassified Canada's results from its international operations to its United States operations. Management's discussion and analysis data reflects this change for both the 2001 and 2000 periods.

RESULTS OF OPERATIONS

Net sales

        Net sales were $336.7 and $339.3 for the second quarters of 2001 and 2000, respectively, a decrease of $2.6, or 0.8% on a reported basis (an increase of 2.0% on a constant U.S. dollar basis), and were $660.0 and $788.1 for the first half of 2001 and 2000, respectively, a decrease of $128.1, or 16.3% on a reported basis (a decrease of 13.4% on a constant U.S. dollar basis). The decline in consolidated net sales for the first half of 2001 as compared with the first half of 2000 is primarily due to the sale of the worldwide professional products line and the Plusbelle brand in Argentina in the first and second quarters of 2000, respectively.

        Net sales, excluding the worldwide professional products line, the Plusbelle brand in Argentina, and the Colorama brand in Brazil, which was disposed of in July of 2001, were $330.4 and $325.1 for the second quarter of 2001 and 2000, respectively, an increase of $5.3, or 1.6% on a reported basis (an increase of 4.1% on a constant U.S. dollar basis), and were $643.9 and $668.2 for the first half of 2001 and 2000, respectively, a decrease of $24.3, or 3.6% on a reported basis (a decrease of 1.1% on a constant U.S. dollar basis).

        United States and Canada. Net sales in the United States and Canada were $227.3 for the second quarter of 2001 compared with $213.2 for the second quarter of 2000, an increase of $14.1, or 6.6%, and were $445.7 and $482.1 for the first half of 2001 and 2000, respectively, a decrease of $36.4, or 7.6%. Net sales in the United States and Canada, excluding the United States and Canada portion of the worldwide professional products business, were $227.3 for the second quarter of 2001 compared with $213.2 for the second quarter of 2000, an increase of $14.1, or 6.6%, and were $445.7 and $446.3 for the first half of 2001 and 2000, respectively. The increase in the second quarter of 2001 as compared to the second quarter of 2000 was primarily due to higher sales volume as a result of new product launches.

        International. Net sales in the Company's international operations were $109.4 for the second quarter of 2001 compared with $126.1 for the second quarter of 2000, a decrease of $16.7, or 13.2% on a reported basis (a decrease of 6.6% on a constant U.S. dollar basis), and were $214.3 for the first half of 2001 compared with $306.0 for the first half of 2000, a decrease of $91.7, or 30.0% on a reported basis (a decrease of 23.6% on a constant U.S. dollar basis). The decrease for the second quarter of 2001 as compared to the second quarter of 2000 is primarily due to the sale of the Plusbelle brand in Argentina in the second quarter of 2000, and competitive activities in certain markets outside the United States and Canada and the decrease in the first half of 2001 as compared to the first half of 2000 was primarily due to the sale of the worldwide professional products line and the Plusbelle brand in Argentina in the first and second quarters of 2000, respectively, and competitive activities in certain markets.

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


         The following information excludes the net sales of the worldwide professional products line, Plusbelle brand in Argentina and the Colorama brand in Brazil. Net sales outside the United States and Canada were $103.1 for the second quarter of 2001 compared with $111.9 for the second quarter of 2000, a decrease of $8.8, or 7.9%, on a reported basis (a decrease of 1.6% on a constant U.S. dollar basis), and were $198.2 for the first half of 2001 compared with $221.9 for the first half of 2000, a decrease of $23.7, or 10.7%, on a reported basis (a decrease of 3.7% on a constant U.S. dollar basis). The decrease in net sales for the second quarter and first half of 2001 on a reported basis reflects the unfavorable effect on sales of a stronger U.S. dollar against certain foreign currencies. The decrease in net sales for the second quarter and first half of 2001 on a constant U.S. dollar basis is primarily due to increased competitive activity in certain markets outside the United States and Canada. Sales outside the United States and Canada are divided by the Company into three geographic regions. In Europe and Africa, which comprises Europe, the Middle East and Africa, net sales decreased by 11.1% on a reported basis to $40.8 for the second quarter of 2001 as compared with the second quarter of 2000 (a decrease of 3.7% on a constant U.S. dollar basis) and decreased by 12.1% on a reported basis to $79.9 for the first half of 2001 as compared with the first half of 2000 (a decrease of 3.6% on a constant U.S. dollar basis). In Latin America, which comprises Mexico, Central America, South America and Puerto Rico, net sales decreased by 1.4% on a reported basis to $35.2 for the second quarter of 2001 as compared with the second quarter of 2000 (an increase of 1.7% on a constant U.S. dollar basis) and decreased by 1.3% on a reported basis to $66.4 for the first half of 2001 as compared with the first half of 2000 (an increase of 2.4% on a constant U.S. dollar basis). In the Far East, net sales decreased by 10.6% on a reported basis to $27.1 for the second quarter of 2001 as compared with the second quarter of 2000 (a decrease of 2.5% on a constant U.S. dollar basis) and decreased by 18.5% on a reported basis to $51.9 for the first half of 2001 as compared with the first half of 2000 (a decrease of 10.7% on a constant U.S. dollar basis). Net sales in the Company's international operations may be adversely affected by weak economic conditions, political and economic uncertainties, adverse currency fluctuations, and competitive activities.

Cost of sales

        As a percentage of net sales, cost of sales was 42.4% for the second quarter of 2001 compared with 38.2% for the second quarter of 2000 and 41.5% for the first half of 2001 compared with 38.7% for the first half of 2000. Excluding the worldwide professional products line, the Plusbelle brand in Argentina and the Colorama brand in Brazil and excluding $18.4 and $24.8 of additional consolidation costs associated with the shutdown of the Phoenix and Canada facilities in the second quarter and first half of 2001, respectively, which are reflected in reported cost of sales, cost of sales as a percentage of net sales was 36.5% for the second quarter of 2001 compared with 37.5% for the second quarter of 2000 and 37.3% for the first half of 2001 compared with 37.7% for the first half of 2000. The reduction in cost of sales as a percentage of net sales for the second quarter and first half of 2001 as compared to the comparable 2000 periods is primarily due to lower sales return rates which benefited net sales in the 2001 period, offset in part by higher promotional activity.

SG&A expenses

SG&A expenses were $197.7 for the second quarter of 2001 compared with $187.2 for the second quarter of 2000 and $384.6 for the first half of 2001 compared with $439.9 for the first half of 2000. Excluding the worldwide professional products line, the Plusbelle brand in Argentina and the Colorama brand in Brazil and $4.0 and $5.7 of additional consolidation costs associated with the shutdown of the Phoenix and Canada facilities in the second quarter and first half of 2001, respectively, which are reflected in reported SG&A expenses, SG&A expenses were $190.5 for the second quarter of 2001 compared with $180.6 for the second quarter of 2000 and $372.2 for the first half of 2001 compared with $376.9 for the first half of 2000. The increase in SG&A expenses for the second quarter of 2001 as compared to the second quarter of 2000 is due primarily to increased spending on brand support, partially offset by the reduction of departmental general and administrative expenses as a result of the Company's restructuring efforts.

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


Restructuring costs

        In the fourth quarter of 1999, the Company began a new restructuring program principally for additional employee severance and other personnel benefits and to restructure certain operations outside the United States, including certain operations in Japan (the "1999 Restructuring Plan"). In the first quarter of 2000, the Company recorded a charge of $9.5 relating to the 1999 Restructuring Plan. The Company continued to implement the 1999 Restructuring Plan during the second quarter of 2000 during which it recorded a charge of $5.1.

                During the third quarter of 2000, the Company continued to re-evaluate its organizational structure. As part of this re-evaluation, the Company developed a new restructuring plan designed to improve profitability by reducing personnel and consolidating manufacturing facilities (the "2000 Restructuring Plan"). The 2000 Restructuring Plan focused on the Company's plans to close its manufacturing operations in Phoenix, Arizona and Mississauga, Canada and to consolidate its cosmetics production into its plant in Oxford, North Carolina. The 2000 Restructuring Plan also includes the remaining obligation for excess leased real estate in the Company's headquarters, consolidation costs associated with the Company closing its facility in New Zealand, and the elimination of several domestic and international executive and operational positions, both of which were effected to reduce and streamline corporate overhead costs. In the first quarter of 2001, the Company recorded a charge of $14.6 related t the 2000 Restructuring Plan, principally for additional employee severance and other personnel benefits and to consolidate worldwide operations. In the second quarter of 2001, the Company continued to implement the 2000 Restructuring Plan and recorded a charge of $7.9, principally for additional employee severance and other personnel benefits and other costs related to the consolidation of worldwide operations. The Company anticipates that it will recognize approximately $35 to $40 (including amounts recorded to date) of costs to implement this plan during 2001.

        The Company anticipates annual savings of approximately $18 to $22 relating to the restructuring charges recorded during the first half of 2001 in connection with the 2000 Restructuring Plan.

Other expenses (income)

        Interest expense was $35.5 for the second quarter of 2001 compared with $33.9 for the second quarter of 2000 and $70.7 for the first half of 2001 compared with $73.3 for the first half of 2000. The increase in interest expense for the second quarter of 2001 as compared with the second quarter of 2000 is primarily due to higher average outstanding borrowings under the Credit Agreement. The decrease in interest expense for the first half of 2001 as compared to the first half of 2000 is primarily due to the repayment of borrowings under the Credit Agreement with the net proceeds from the disposition of the worldwide professional products line and the Plusbelle brand in Argentina, partially offset by higher interest rates under the Credit Agreement.

        Amortization of debt issuance costs was $1.2 for the second quarter of 2001 compared with $1.0 for the second quarter of 2000 and $3.0 for the first half of 2001 compared with $3.5 for the first half of 2000. The decrease in the amortization of debt issuance costs for the first half of 2001 as compared with the first half of 2000 is primarily due to the write-off of a portion of such costs resulting from the sale of the worldwide professional products line and the Plusbelle brand in Argentina.

Sale of product line and brands

        On July 16, 2001, Products Corporation completed the disposition of the Colorama brand in Brazil. In connection with the disposition the Company recognized a pre-tax and after-tax loss of $6.3.

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


Additionally, the Company recognized a pre-tax and after-tax loss on the disposition of the Aoyama Property of $0.8 during the second quarter of 2001.

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

Provision for income taxes

        The provision for income taxes was $1.2 for the second quarter of 2001 compared with $1.1 for the second quarter of 2000 and $1.8 for the first half of 2001 compared with $4.8 for the first half of 2000. The decrease in the provision for income taxes for the first half of 2001 as compared to the first half of 2000 was attributable to adjustments to certain deferred tax assets and higher taxes associated with the worldwide professional products line in the first quarter of 2000 and lower taxable income in the second quarter and first half of 2001 in certain markets outside the United States.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        Net cash used for operating activities was $61.3 and $100.2 for the first half of 2001 and 2000, respectively. The decrease in net cash used for operating activities for the first half of 2001 compared with the first half of 2000 resulted primarily from a higher net loss in the first half of 2001, partially offset by changes in working capital.

        Net cash provided by investing activities was $25.8 and $330.5 for the first half of 2001 and 2000, respectively. Net cash provided by investing activities for the first half of 2001 consisted of proceeds from the sale of the Company's Aoyama Property and Phoenix facility, partially offset by capital expenditures. Net cash provided by investing activities in the first half of 2000 consisted of proceeds from the sale of the Company's worldwide professional products line and the Plusbelle brand in Argentina, partially offset by cash used for capital expenditures and acquisition of technology rights.

        Net cash provided by (used for) financing activities was $16.3 and $(215.9) for the first half of 2001 and 2000, respectively. Net cash provided by financing activities for the first half of 2001 included cash drawn under the Credit Agreement, partially offset by the repayment of borrowings under the Credit Agreement and payment of debt issuance costs. Net cash used for financing activities for the first half of 2000 included repayments of borrowings under the Credit Agreement with the net proceeds from the disposition of the worldwide professional products line and the Plusbelle brand in Argentina and the repayment of Products Corporation's Japanese yen-denominated credit agreement, partially offset by cash drawn under the Credit Agreement.

        In May 1997, Products Corporation entered into a credit agreement (as subsequently amended, the "Credit Agreement") with a syndicate of lenders, whose individual members change from time to time. As of June 30, 2001, the Credit Agreement provided up to $493.1 and was comprised of five senior secured facilities: $105.2 in two term loan facilities (the "Term Loan Facilities"), a $300.0 multi-currency facility (the "Multi-Currency Facility"), a $37.9 revolving acquisition facility, which may also be used for general corporate purposes (the "Acquisition Facility"), and a $50.0 special standby letter of credit facility (the "Special LC Facility"). The Company under certain circumstances and with the consent of a majority of the lenders may increase the Acquisition Facility to $237.9. At June 30, 2001, the Company had $105.2 outstanding under the Term Loan Facilities, $260.0 outstanding under the Multi-Currency Facility, $37.9 outstanding under the Acquisition Facility and $23.5 of issued but undrawn letters of credit under the

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


Special LC Facility. As a result of the sale of the Colorama brand in Brazil, the commitments and outstanding borrowings under the Term Loan Facilities and the Acquisition Facility were reduced to $89.0 and $32.1, respectively. The Acquisition Facility was scheduled to be reduced by $24.4 on December 31, 2001, but such scheduled reduction was changed to $20.6 as a result of the commitment reduction due to the sale of the Colorama brand. The balance of the Acquisition Facility, along with the Term Loan Facilities, the Multi-Currency Facility and the Special LC Facility mature in May 2002. In January 2001 (effective December 31, 2000), Products Corporation and its bank lenders entered into an amendment to the Credit Agreement, to (i) eliminate the interest coverage ratio and leverage ratio covenants for 2001; (ii) add a minimum cumulative EBITDA covenant for each quarter end during the year 2001; (iii) modify the definition of EBITDA beginning with the quarterly period ended December 31, 2000; (iv) limit the amount that Products Corporation may spend for capital expenditures; (v) permit the sale of certain of Products Corporation's non-core assets; (vi) permit Products Corporation to retain 100% of the Net Proceeds from such asset sales;
(vii) increase the "applicable margin" by 1/2 of 1%; and (viii) require Products Corporation to provide a mortgage on its facility in Oxford, North Carolina as security for its obligations under the Credit Agreement.

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

        The Company estimates that purchases of permanent displays for all of 2001 will be $40 to $50 and capital expenditures for all of 2001 will be $13 to $17. The Company estimates that cash payments related to the Company's 2000 and 1999 Restructuring Plans and executive separation costs incurred in 1999 will be $60 to $80 for all of 2001. Pursuant to a tax sharing agreement, Products Corporation may be required to make tax sharing payments to Revlon, Inc. (which in turn may be required to make tax sharing payments to Mafco Holdings) as if Products Corporation were filing separate income tax returns, except that no payments are required by Products Corporation (or Revlon, Inc.) if and to the extent that Products Corporation is prohibited under the Credit Agreement from making tax sharing payments to Revlon, Inc. The Credit Agreement prohibits Products Corporation from making any tax sharing payments other than in respect of state and local income taxes. Products Corporation currently anticipates that, as a result of net operating tax losses and prohibitions under the Credit Agreement, no cash federal tax payments or cash payments in lieu of federal taxes pursuant to the tax sharing agreement will be required for 2001.

        Products Corporation enters into forward foreign exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. Products Corporation had forward foreign exchange contracts denominated in various currencies of approximately $28.7 and nil (U.S. dollar equivalent) outstanding at June 30, 2001 and 2000, respectively. Such contracts are entered into to hedge transactions predominantly occurring within twelve months.

        The Company expects that cash flows from operations, net proceeds from the sale of certain non-core assets (or financial support from an affiliate, if such asset sales are not completed on a timely basis) and borrowings under the Credit Agreement will be sufficient to enable the Company to meet its anticipated cash requirements during 2001 on a consolidated basis, including for debt service and expenses in connection with the Company's restructuring plans. In addition, the Company anticipates that it will refinance the Credit Agreement in or before the first quarter of 2002 on terms that are satisfactory to the Company. However, there can be no assurance that the combination of cash flow from operations, net proceeds from the sale of certain non-core assets (or from such financial support) and borrowings under the

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


Credit Agreement will be sufficient to meet the Company's cash requirements on a consolidated basis. Furthermore, there can be no assurance that the Company will be able to refinance the Credit Agreement on satisfactory terms. If the Company is unable to satisfy such cash requirements or refinance the Credit Agreement, the Company could be required to adopt one or more alternatives, such as reducing or delaying purchases of permanent displays, reducing or delaying capital expenditures, delaying or revising restructuring plans, restructuring indebtedness, selling additional assets or operations, or seeking capital contributions or additional loans from Revlon, Inc. or other affiliates of the Company. Products Corporation has received a commitment from an affiliate that is prepared to provide, if necessary, additional financial support to Products Corporation of up to $40 on appropriate terms through December 31, 2001. There can be no assurance that any of such actions could be effected, that they would enable the Company to continue to satisfy its capital requirements or that they would be permitted under the terms of the Company's various debt instruments then in effect. The terms of the Credit Agreement, the 8 5/8% Notes, the 8 1/8% Notes and the 9% Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting, regulatory fees such as Securities and Exchange Commission (the "Commission") filing fees and other miscellaneous expenses related to being a public holding company and to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Revlon, Inc. Amended and Restated 1996 Stock Plan, provided that the aggregate amount of such dividends and distributions taken together with any purchases of Revlon, Inc. Class A Common Stock on the open market to satisfy matching obligations under the excess savings plan may not exceed $6.0 per annum.

EURO CONVERSION

        As part of the European Economic and Monetary Union, a single currency (the "Euro") will replace the national currencies of the principal European countries (other than the United Kingdom) in which the Company conducts business and manufacturing. The conversion rates between the Euro and the participating nations' currencies were fixed as of January 1, 1999, with the participating national currencies to be removed from circulation between January 1, 2002 and June 30, 2002 and replaced by Euro notes and coinage. During the transition period from January 1, 1999 through December 31, 2001, public and private entities as well as individuals may pay for goods and services using checks, drafts, or wire transfers denominated either in the Euro or the participating country's national currency. Under the regulations governing the transition to a single currency, there is a "no compulsion, no prohibition" rule, which states that no one can be prevented from using the Euro after January 1, 2002 and no one is obliged to use the Euro before July 2002. In keeping with this rule, the Company expects to begin using the Euro for invoicing and payments by the end of the second quarter of 2002. Based upon the information currently available, the Company does not expect that the transition to the Euro will have a material adverse effect on the business or consolidated financial condition of the Company.

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)



QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company's policy is to manage market risk through a combination of fixed and floating rate debt, the use of derivative financial instruments and foreign exchange forward and option contracts. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in
Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 describes significant aspects of the Company's financial instrument programs that have material market risk as of December 31, 2000. The following table presents the information required by Item 7A as of June 30, 2001.



                                                   EXPECTED MATURITY DATE FOR YEAR ENDED JUNE 30,                  FAIR VALUE
                                     ----------------------------------------------------------------                 JUNE 30,
                                           2001          2002       2003       2004     THEREAFTER        TOTAL         2001
                                     ------------------------------------------------- ------------  --------------  ------------
                                                    (US dollar equivalent in millions)
DEBT
----------------
Short-term variable rate
 (various currencies)..............     $  30.0        $  30.0 *                                    $     60.0      $   60.0
      Average interest rate (a)....         7.3%           7.9%
Short-term variable rate ($US).....                      373.1 *                                         373.1         373.1
      Average interest rate (a)....                        5.4%
Long-term fixed rate ($US).........                                                       $1,149.4     1,149.4         652.1
      Average interest rate........                                                            8.6%
                                       ------------  -----------                       ------------ ------------  ------------
Total debt.........................      $ 30.0        $ 403.1                            $1,149.4   $ 1,582.5      $1,085.2
                                       ============  ===========                       ============ ============  ============


                                                            AVERAGE      ORIGINAL        CONTRACT
                                                          CONTRACTUAL    US DOLLAR        VALUE       FAIR VALUE
                                                             RATE        NOTIONAL       JUNE 30,       JUNE 30,
FORWARD CONTRACTS                                            $/FC         AMOUNT          2001           2001
-----------------                                         -----------  ------------    ------------   ------------
Buy Euros/Sell USD...................................        0.9275     $   1.1       $     1.0       $   (0.1)
Sell British Pounds/Buy USD..........................        1.4442         7.7             7.9            0.2
Sell Australian dollars/Buy USD......................        0.5273         9.3             9.7            0.4
Sell South African Rand/Buy USD......................        0.1246         2.2             2.3            0.1
Buy British Pounds/Sell USD..........................        1.4370         3.7             3.6           (0.1)
Buy Australian dollars/Sell New Zealand dollars......        1.2478         2.0             2.0             -
Buy British Pounds/Sell Euros........................        0.6306         2.7             2.8            0.1
                                                                       ------------   -------------   ------------
Total forward contracts..............................                   $  28.7       $    29.3        $   0.6
                                                                       ============   =============   ============
____________________




(a) Weighted average variable rates are based upon implied forward rates from the yield curves at June 30, 2001.


*        Represents the Company's Credit Agreement which matures in May 2002.


EFFECT OF NEW ACCOUNTING STANDARDS

        In April 2001, the EITF reached a consensus on EITF 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." The consensus addresses the Statement of Operations classification of consideration from a vendor to a reseller. This consensus is expected to reduce both net sales and SG&A expenses by equal and offsetting amounts, however, it will not have any impact on the Company's reported operating (loss) income, net loss, or net loss per common share. The Company is currently evaluating the requirements of this consensus and has not yet determined the extent of its impact.

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


        In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that must be met in order for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002.

        As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $186, and unamortized identifiable intangible assets in the amount of approximately $12. Amortization expense related to goodwill was $8.6 and $3.6 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

SUBSEQUENT EVENTS

        In July 2001, Products Corporation completed the disposition of the Colorama brand of cosmetics and hair care products as well as Products Corporation's manufacturing facility located in Sao Paulo, Brazil for approximately $56. Products Corporation used $22 of the net proceeds after transaction costs and retained liabilities to permanently reduce commitments under the Credit Agreement. In connection with such disposition the Company recognized a pre-tax and after-tax loss of $6.3 during the second quarter of 2001.

        In July 2001, Products Corporation completed the disposition of its subsidiary that owned and operated its manufacturing facility in Maesteg, Wales, UK, including all production equipment. Products Corporation will receive approximately $20.0, $10.0 was received on the closing date and $10.0 is to be received over a six year period a portion of which is contingent upon certain future events. The Company does not expect to recognize a material loss on this transaction.

FORWARD-LOOKING STATEMENTS

        This quarterly report on Form 10-Q for the quarter ended June 30, 2001 as well as other public documents and statements of the Company contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to: the introduction of new products; future financial performance; the effect on sales of the reduction of overall U.S. customer inventories including the timing thereof; the effect on sales of political and/or economic conditions, adverse currency fluctuations and competitive activities; the Company's estimate of restructuring activities, restructuring costs and benefits; the Company's plans with respect to and estimate of the timing of the shutdown of its Phoenix manufacturing operation, the charges, the cash cost and the annual savings resulting from plant shutdowns; the Company's expectation that its new trade terms for its U.S. customers will increase consumption of its products, drive market growth, result in more efficient ordering and shipping and reduce returns; the Company's expectations regarding uses of funds including purchases of permanent displays and capital expenditures; the availability of raw materials and components; the

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


Company's qualitative and quantitative estimates as to market risk sensitive instruments; the Company's expectations about the effects of the transition to the Euro; the Company's intent to pursue the sale of certain non-core assets; the Company's expectation regarding sources of funds including cash flow from operations, the availability of funds from currently available credit facilities, net proceeds from the sale of certain non-core assets, capital contributions or loans from Revlon, Inc. or other affiliates of the Company and the sale of additional assets or operations; the Company's expectation that it will refinance its Credit Agreement in or before the second quarter of 2002; and the effect of the adoption of certain accounting standards, including EITF 00-25. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as "believes," "expects," "estimates," "projects," "forecast," "may," "will," "should," "seeks," "plans," "scheduled to," "anticipates" or "intends" or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update them. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. In addition to factors that may be described in the Company's filings with the Commission, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (i) difficulties or delays in developing and introducing new products or failure of customers to accept new product offerings; (ii) changes in consumer preferences, including reduced consumer demand for the Company's color cosmetics and other current products; (iii) unanticipated costs or difficulties or delays in completing projects associated with the Company's strategy to improve operating efficiencies; (iv) lower than expected cash flow from operations, the inability to secure capital contributions or loans from Revlon, Inc. or other affiliates of the Company or sell additional assets or operations or the unavailability of funds under the Credit Agreement; difficulties or delays in or inability to refinance the Company's Credit Agreement; (v) effects of and changes in political and/or economic conditions, including inflation and monetary conditions, and in trade, monetary, fiscal and tax policies in international markets; (vi) actions by competitors, including business combinations, technological breakthroughs, new products offerings and marketing and promotional successes; (vii) combinations among significant customers or the loss, insolvency or failure to pay debts by a significant customer or customers; (viii) lower than expected sales as a result of the reduction of overall U.S. customer inventories; (ix) difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company's restructuring activities; (x) difficulties or delays in implementing, higher than expected charges and cash costs or lower than expected savings from the shutdown of manufacturing operations in Phoenix; (xi) difficulties or delays in implementing or achieving the intended results of the new trade terms including increased consumption, market growth and lower returns or unexpected consequences from the implementation of the new trade terms including the possible effect on sales; (xii) interest rate or foreign exchange rate changes affecting the Company and its market sensitive financial instruments; (xiii) difficulties, delays or unanticipated costs associated with the transition to the Euro; (xiv) difficulties or delays in sourcing raw materials or components; (xv) difficulties or delays in pursuing the sale of one or more non-core assets, the inability to consummate such sales or to secure the expected level of proceeds from such sales; and (xvi) the unanticipated effects of the adoption of certain new accounting standards, including EITF 00-25.

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES


PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     EXHIBITS -

        10.16 Revlon, Inc. Third Amended and Restated 1996 Stock Plan (Amended and restated as of May 10, 2000). (Incorporated by reference to
                Exhibit 10.16 to the Revlon, Inc. June 30, 2001 Form 10-Q).

        10.18 Amendment dated June 15, 2001 to the Employment Agreement dated November 2, 1999 between Products Corporation and Jeffrey M. Nugent. (Incorporated by reference to Exhibit 10.18 to the Revlon, Inc. June 30, 2001 Form 10-Q).

        (b)     REPORTS ON FORM 8-K - NONE

                              S I G N A T U R E S

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      REVLON CONSUMER PRODUCTS CORPORATION
                                   Registrant

By:/s/ Douglas H. Greeff                 By:/s/ Laurence Winoker
----------------------------------       ---------------------------------------
       Douglas H. Greeff                        Laurence Winoker
       Executive Vice President                 Senior Vice President, Corporate
       and Chief Financial Officer              Controller and Treasurer

Dated:  August 14, 2001