Form 10-Q
period 2001-09-30
REVLON CONSUMER PRODUCTS CORP
filed 2001-11-13
CIK 890547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------


                                    FORM 10-Q

(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2001

                                       OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the transition period from__________________ to _______________

                         Commission file number 33-59650

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the registrant's common stock was 1,000 shares as of September 30, 2001, all of which were held by an affiliate, Revlon, Inc., an indirect majority owned subsidiary of Mafco Holdings Inc.


                                Total Pages - 21

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)



                                                                                SEPTEMBER 30, DECEMBER 31,
                              ASSETS                                                2001        2000
                                                                                 ----------   -----------
Current assets:                                                                 (Unaudited)
      Cash and cash equivalents ..............................................   $     37.2  $     56.3
      Trade receivables, less allowances of $14.9
            and $16.1, respectively ..........................................        203.5       220.5
      Inventories ............................................................        186.3       184.8
      Prepaid expenses and other .............................................         45.4        68.5
                                                                                 ----------    --------
            Total current assets .............................................        472.4       530.1
Property, plant and equipment, net ...........................................        151.2       221.7
Other assets .................................................................        135.4       146.3
Intangible assets, net .......................................................        200.4       206.1
                                                                                 ----------    --------
            Total assets .....................................................   $    959.4  $  1,104.2
                                                                                 ==========  ==========

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Current liabilities:
      Short-term borrowings - third parties ..................................   $     30.3  $     30.7
      Current portion of long-term debt - third parties ......................        373.4      --
      Accounts payable .......................................................         99.6        86.3
      Accrued expenses and other .............................................        277.8       310.7
                                                                                 ----------    --------
            Total current liabilities ........................................        781.1       427.7
Long-term debt - third parties ...............................................      1,149.5     1,539.0
Long-term debt - affiliates ..................................................         24.1        24.1
Other long-term liabilities ..................................................        216.7       217.7

Stockholder's deficiency:
      Preferred stock, par value $1.00 per share; 1,000 shares authorized, 546 shares of Series A Preferred Stock
            issued and outstanding ...........................................         54.6        54.6
      Common Stock, par value $1.00 per share; 1,000
            shares authorized, issued and outstanding ........................       --          --
      Capital deficiency .....................................................       (214.8)     (213.8)
      Accumulated deficit since June 24, 1992 ................................     (1,039.2)     (915.3)
      Accumulated other comprehensive loss ...................................        (12.6)      (29.8)
                                                                                 ----------    --------
            Total stockholder's deficiency ...................................     (1,212.0)   (1,104.3)
                                                                                 ----------    --------
            Total liabilities and stockholder's deficiency ...................   $    959.4  $  1,104.2
                                                                                 ==========  ==========


See Accompanying Notes to Unaudited Consolidated Condensed Financial
Statements.

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


                                                                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                                              -----------------------   -------------------------
                                                                                 2001         2000         2001          2000
                                                                              ----------   ----------   ----------   ------------

Net sales .................................................................    $  327.2     $  344.8     $  989.0     $  1,134.2
Cost of sales .............................................................       129.8        128.0        404.4          433.2
                                                                              ----------   ----------   ----------   ------------
     Gross profit .........................................................       197.4        216.8        584.6          701.0
Selling, general and administrative expenses ..............................       169.0        192.7        553.9          633.2
Restructuring costs .......................................................         3.0         13.7         25.5           28.3
                                                                              ----------   ----------   ----------   ------------

     Operating income .....................................................        25.4         10.4          5.2           39.5
                                                                              ----------   ----------   ----------   ------------

Other expenses (income):
     Interest expense .....................................................        34.1         35.6        104.8          108.9
     Interest income ......................................................        (0.5)        (0.6)        (2.0)          (1.4)
     Amortization of debt issuance costs ..................................         1.6          1.0          4.6            4.5
     Foreign currency losses (gains), net .................................         2.7         (1.1)         2.5            1.0
     Loss (gain) on sale of product line, brand and facilities, net .......         7.9       --             15.0           (3.0)
     Miscellaneous, net ...................................................         0.1         (0.9)         0.9         --
                                                                              ----------   ----------   ----------   ------------
          Other expenses, net .............................................        45.9         34.0        125.8          110.0
                                                                              ----------   ----------   ----------   ------------

Loss before income taxes ..................................................       (20.5)       (23.6)      (120.6)         (70.5)

Provision for income taxes ................................................         1.5          2.2          3.3            7.0

                                                                              ----------   ----------   ----------   ------------
Net loss ..................................................................    $  (22.0)    $  (25.8)    $ (123.9)    $    (77.5)
                                                                              ==========   ==========   ==========   ============


See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDER'S DEFICIENCY
                             AND COMPREHENSIVE LOSS
                             (DOLLARS IN MILLIONS)


                                                                                                     ACCUMULATED
                                                                                                         OTHER        TOTAL
                                                             PREFERRED     CAPITAL      ACCUMULATED  COMPREHENSIVE  STOCKHOLDER'S
                                                               STOCK     DEFICIENCY       DEFICIT      LOSS (a)      DEFICIENCY
                                                             --------   -------------   -----------  -------------  -------------

Balance, January 1, 2000 .................................   $   54.6     $   (212.4) $   (787.2) $     (68.1) $    (1,013.1)
     Net distribution from affiliate .....................                      (0.9)(c)                                (0.9)
     Comprehensive loss:
             Net loss ....................................                                 (77.5)                      (77.5)
             Currency translation adjustment .............                                               33.3 (b)       33.3
                                                                                                                   ----------
     Total comprehensive loss ............................                                                             (44.2)
                                                             --------     ----------      ------        -----      ----------
Balance, September 30, 2000 ..............................   $   54.6     $   (213.3) $   (864.7) $     (34.8) $    (1,058.2)
                                                             ========     ==========      ======        =====      ==========

Balance, January 1, 2001 .................................   $   54.6     $   (213.8) $   (915.3) $     (29.8) $    (1,104.3)
     Net distribution from affiliate .....................                      (1.0)(c)                                (1.0)
     Comprehensive loss:
             Net loss ....................................                                (123.9)                     (123.9)
             Currency translation adjustment .............                                               16.8 (b)       16.8
             Revaluation of forward currency contracts ...                                                0.4            0.4
                                                                                                                   ----------
     Total comprehensive loss ............................                                                            (106.7)
                                                             --------     ----------      ------        -----      ----------
Balance, September 30, 2001 ..............................   $   54.6     $   (214.8) $   (1,039.2) $   (12.6) $    (1,212.0)
                                                             ========     ==========      ======        =====      ==========



--------------------

(a) Accumulated other comprehensive loss includes unrealized gains on revaluations of forward currency contracts of $0.4 as of September 30, 2001, unrealized losses on marketable securities of $3.8 as of September 30, 2000, cumulative net translation losses of $9.4 and $26.1 as of September 30, 2001 and 2000, respectively, and adjustments for the minimum pension liability of $3.6 and $4.9 as of September 30, 2001 and 2000, respectively.

(b) The currency translation adjustment as of September 30, 2001 and September 30, 2000 includes a reclassification adjustment of $7.1 and $48.3, respectively, for realized losses on foreign currency adjustments associated primarily with the sale of the Colorama brand in Brazil and the Company's worldwide professional products line.

(c) Represents net distributions in capital from the Charles of the Ritz business (See Note 6).




See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                                  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                               2001      2000
                                                                                  --------  --------
Net loss ......................................................................   $ (123.9) $  (77.5)
Adjustments to reconcile net loss to net cash
     (used for) provided by operating activities:
     Depreciation and amortization ............................................       86.9      89.7
     Loss (gain) on sale of product line, brand and facilities, net ...........       15.0      (3.0)
     Change in assets and liabilities, net of acquisitions and dispositions:
          Decrease in trade receivables .......................................        7.1      25.6
          (Increase) decrease in inventories ..................................      (15.0)     15.7
          (Increase) decrease in prepaid expenses and
                       other current assets ...................................       (7.7)      8.8
          Increase (decrease) in accounts payable .............................       14.9     (22.3)
          Decrease in accrued expenses and other
                       current liabilities ....................................      (32.9)   (121.7)
          Purchase of permanent displays ......................................      (35.6)    (40.3)
          Other, net ..........................................................        1.2      (6.7)
                                                                                  --------  --------
Net cash used for operating activities ........................................      (90.0)   (131.7)
                                                                                  --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ..........................................................      (10.4)    (11.4)
Acquisition of technology rights ..............................................     --          (3.0)
Net proceeds from the sale of product line, brand and facilities ..............       97.5     339.5
                                                                                  --------  --------
Net cash provided by investing activities .....................................       87.1     325.1
                                                                                  --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings - third parties ..............        0.5      (7.1)
Proceeds from the issuance of long-term debt - third parties ..................      196.1     289.6
Repayment of long-term debt - third parties ...................................     (208.8)   (475.7)
Payment of debt issuance costs ................................................       (2.4)      --
                                                                                  --------  --------
Net cash used for financing activities ........................................      (14.6)   (193.2)
                                                                                  --------  --------
Effect of exchange rate changes on cash and cash equivalents ..................       (1.6)     (1.6)
                                                                                  --------  --------
     Net decrease in cash and cash equivalents ................................      (19.1)     (1.4)
     Cash and cash equivalents at beginning of period .........................       56.3      25.4
                                                                                  --------  --------
     Cash and cash equivalents at end of period ...............................   $   37.2  $   24.0
                                                                                  ========  ========

Supplemental schedule of cash flow information:
     Cash paid (received) during the period for:
          Interest ............................................................   $  113.4  $  121.3
          Income taxes, net of refunds ........................................        2.4       3.1


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

         Prior to January 1, 2001, advertising and promotion expenses estimated for a full year were charged to earnings for interim reporting purposes in proportion to the relationship that net sales for such period bore to estimated full year net sales. As a result, for the nine months ended September 30, 2000, disbursements and commitments for advertising and promotion exceeded advertising and promotion expenses by $23.1 and such amount was deferred. Effective January 1, 2001, the Company recognizes advertising and promotional expenses during the quarter in which they are incurred.

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

         In accordance with the provisions of the statement, the Company recorded an asset of $0.4 on the balance sheet and a credit of $0.4 in Other Comprehensive Loss for the fair value effects of the foreign currency forward exchange contracts outstanding at September 30, 2001. The amount of the hedges' ineffectiveness as of September 30, 2001 recorded in the Unaudited Consolidated Condensed Statements of Operations was not significant.

         Certain amounts in the prior year financial statements have been reclassified to conform to the current year's presentation.

(2)      INVENTORIES

                                         SEPTEMBER 30,          DECEMBER 31,
                                            2001                    2000
                                        --------------          --------------
  Raw materials and supplies.........   $        61.2           $        56.2
  Work-in-process....................             8.6                     9.4
  Finished goods.....................           116.5                   119.2
                                        --------------          --------------
                                     $          186.3        $          184.8
                                        ==============          ==============

(3)      RESTRUCTURING AND OTHER COSTS, NET

         In the fourth quarter of 1999, the Company continued to restructure its organization and began a new program in line with its original restructuring plan developed in late 1998, principally for additional employee severance and other personnel benefits and to restructure certain operations outside the United States, including certain operations in Japan. In the first quarter of 2000, the Company recorded a charge of $9.5 relating to the 1999 restructuring program that began in the fourth quarter of 1999. The Company continued to implement the 1999 restructuring program during the second quarter of 2000 during which it recorded a charge of $5.1.

         During the third quarter of 2000, the Company continued to re-evaluate its organizational structure. As part of this re-evaluation, the Company initiated a new restructuring program in line with the original restructuring plan developed in late 1998, designed to improve profitability by reducing personnel and consolidating manufacturing facilities. The Company recorded a charge of $13.7 in the third quarter of 2000 for programs begun in such quarter as well as for programs previously commenced. The 2000 restructuring program focused on the Company's plans to close its manufacturing operations in Phoenix, Arizona and Mississauga, Canada and to consolidate its cosmetics production into its plant in Oxford, North Carolina. The 2000 restructuring program also includes the remaining obligation for excess leased real estate in the Company's headquarters, consolidation costs associated with the Company closing its facility in New

             REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)


Zealand, and the elimination of several domestic and international executive and operational positions, both of which were effected to reduce and streamline corporate overhead costs. In the first quarter of 2001, the Company recorded a charge of $14.6 related to previous restructuring programs, as well as the 2000 restructuring program, principally for additional employee severance and other personnel benefits, relocation and to consolidate worldwide operations. Additionally, in the second quarter of 2001, the Company continued to implement the 2000 restructuring program and recorded a charge of $7.9, principally for additional employee severance and other personnel benefits, relocation and other costs related to the consolidation of worldwide operations. The Company continued to implement the 2000 restructuring program in the third quarter of 2001 and recorded a charge of $3.0, principally for additional employee severance and other personnel benefits and relocation.

         In connection with the 1999 restructuring program and the 2000 restructuring program, termination benefits for 403 employees and 2,147 employees, respectively, were included in the Company's restructuring charges of which 403 and 1,915 employees have been terminated as of September 30, 2001. The remaining employees from the 2000 restructuring program are expected to be terminated within one year from the date of their notification.

         Details of the activity described above during the nine month period ended September 30, 2001, are as follows:


                                                        BALANCE                              UTILIZED, NET            BALANCE
                                                         AS OF                        -------------------------         AS OF
                                                        1/1/01         EXPENSES, NET     CASH           NONCASH       9/30/01
                                                      -----------   ----------------  -----------     ---------      ----------
      Employee severance and other
           personnel benefits ..................    $       28.6     $      19.4     $     (32.4)   $     -       $       15.6
       Relocation ..............................               -             2.6            (2.6)         -                 -
       Leases and equipment write-offs .........             5.9             3.1            (3.0)         -                6.0
      Other obligations ........................             1.5             0.4            (1.9)         -                 -
                                                      -----------     -----------     -----------     ---------      ----------
                                                    $       36.0     $      25.5     $     (39.9)   $     -       $       21.6
                                                      ===========     ===========     ===========     =========      ==========



         In connection with the 2000 restructuring program, in the beginning of the fourth quarter of 2000, the Company decided to consolidate its manufacturing facility in Phoenix, Arizona into its manufacturing facility in Oxford, North Carolina. The plan was to relocate substantially all of the Phoenix equipment to the Oxford facility and commence production there over a period of approximately nine months which would allow the Company to fully staff the Oxford facility and to produce enough inventory through a combination of production in the Phoenix and Oxford facilities to meet supply chain demand as the Phoenix facility production lines were dismantled, moved across the country, and placed into service at the Oxford facility. Substantially all production at the Phoenix facility ceased by June 30, 2001, and the facility was sold. The useful life of the facility and production assets which would not be relocated to the Oxford facility was shortened at the time the decision was made to the nine-month period in which the Phoenix facility would continue production. The Company began depreciating the net book value of the Phoenix facility and production equipment in excess of its estimated salvage value over the estimated nine-month useful life. This resulted in the recognition of increased depreciation through June 30, 2001 of $6.1, which is included in cost of sales. Due to the sale of the Phoenix facility in the second quarter of 2001, there was no additional increased depreciation charged for the quarter ended September 30, 2001.

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)

(4)  GEOGRAPHIC INFORMATION

         The Company manages its business on the basis of one reportable operating segment. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets and liabilities are affected by fluctuations in foreign currency exchange rates. The Company's operations in Brazil have accounted for approximately 1.8% and 5.1% of the Company's net sales for the third quarter of 2001 and 2000, respectively, and for approximately 3.4% and 4.7% of the Company's net sales for the nine months ended September 30, 2001 and 2000, respectively. While the Company's operations in Brazil have historically been significant, as a result of the sale of the Company's Colorama brand in Brazil in July 2001, the Company's ongoing operations in Brazil are no longer significant to the Company's consolidated ongoing operations. (See Note 5).

         During the first quarter of 2001, to reflect the integration of management reporting responsibilities, the Company reclassified Canada's results from its international operations to its United States operations. The geographic information reflects this change for both the 2001 and 2000 periods.



                                                              THREE MONTHS ENDED                        NINE MONTHS ENDED
GEOGRAPHIC AREAS:                                                SEPTEMBER 30,                            SEPTEMBER 30,
                                                       ---------------------------------        ---------------------------------
       Net sales:                                           2001               2000                  2001               2000
                                                       --------------      -------------        --------------      -------------
             United States ......................   $          220.1    $         210.5      $          644.9    $         668.1
             Canada .............................               12.6               13.5                  35.3               39.3
                                                       --------------      -------------        --------------      -------------
             United States and Canada ...........              232.7              224.0                 680.2              707.4
             International ......................               94.5              120.8                 308.8              426.8
                                                       --------------      -------------        --------------      -------------
                                                    $          327.2    $         344.8      $          989.0    $       1,134.2
                                                       ==============      =============        ==============      =============

                                                          SEPTEMBER 30,      DECEMBER 31,
       Long-lived assets:                                   2001               2000
                                                       --------------      -------------
             United States ......................   $          355.2    $         398.8
             Canada .............................                6.6                8.1
                                                       --------------      -------------
             United States and Canada ...........              361.8              406.9
             International ......................              125.2              167.2
                                                       --------------      -------------
                                                    $          487.0    $         574.1
                                                       ==============      =============

                                                              THREE MONTHS ENDED                        NINE MONTHS ENDED
CLASSES OF SIMILAR PRODUCTS:                                     SEPTEMBER 30,                            SEPTEMBER 30,
                                                       ---------------------------------        ---------------------------------
       Net sales:                                           2001               2000                  2001               2000
                                                       --------------      -------------        --------------      -------------
             Cosmetics, skin care and fragrances.   $          214.0    $         224.6      $          637.3    $         705.5
             Personal care and professional .....              113.2              120.2                 351.7              428.7
                                                       --------------      -------------        --------------      -------------
                                                    $          327.2    $         344.8      $          989.0    $       1,134.2
                                                       ==============      =============        ==============      =============

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)


(5)      DISPOSITIONS

         In April 2001, Products Corporation sold land in Minami Aoyama near Tokyo, Japan and related rights for the construction of a building on such land (the "Aoyama Property") for approximately $28. In connection with such disposition the Company recognized a pre-tax and after-tax loss of $0.8 during the second quarter of 2001.

         In May 2001, Products Corporation sold its Phoenix facility for approximately $7 and leased it back for a certain period of time. After recognition of increased depreciation in the first quarter of 2001, the Company recorded a loss on the sale of $3.7 in the second quarter of 2001, which is included in SG&A expenses.

         In July 2001, Products Corporation completed the disposition of the Colorama brand of cosmetics and hair care products as well as Products Corporation's manufacturing facility located in Sao Paulo, Brazil for approximately $57. Products Corporation used $22 of the net proceeds after transaction costs and retained liabilities to permanently reduce commitments under the Credit Agreement (as hereinafter defined). In connection with such disposition the Company recognized a pre-tax and after-tax loss of $6.5, $6.3 of which was recorded during the second quarter of 2001.

         In July 2001, Products Corporation completed the disposition of its subsidiary that owned and operated its manufacturing facility in Maesteg, Wales, UK, including all production equipment. The purchase price was approximately $20.0, $10.0 of which was received on the closing date and $10.0 is to be received over a six-year period, a portion of which is contingent upon certain future events. The Company recognized a pre-tax and after-tax loss of $7.7 during the third quarter of 2001.

(6)     ACQUISITION OF CHARLES OF THE RITZ BRAND

         In September 2001, Revlon, Inc. acquired from Revlon Holdings Inc., an affiliate and indirect wholly owned subsidiary of Mafco Holdings, all the assets and liabilities of the Charles of the Ritz business in consideration of the issuance of 400,000 newly issued shares of Revlon, Inc.'s Class A Common Stock and the issuance of 4,333 shares of newly issued voting (with 433,300 votes in the aggregate) Series B Preferred Stock which are convertible into 433,300 shares in the aggregate of Revlon, Inc.'s Class A Common Stock, with any such conversion subject to approval by the stockholders of Revlon, Inc. at the 2002 Annual Meeting of Stockholders. As Revlon Holdings Inc. and Products Corporation are under common control, the transaction has been accounted for at historical cost in a manner similar to that of a pooling of interests and, accordingly, all prior period financial statements presented have been restated as if the acquisition took place at the beginning of such periods. An investment banking firm rendered its written opinion that the terms of the transaction were fair from a financial standpoint to Revlon, Inc. Upon acquiring the Charles of the Ritz business, Revlon, Inc. contributed such business to Products Corporation in the form of a capital contribution. The effect of the acquisition was to increase both operating income and net income by $1.8 and $0.4 for the nine months ended September 30, 2001 and 2000, respectively. The net equity (deficit) of the Charles of the Ritz business of $0.2 and $(0.6) is included in total stockholder's deficiency at September 30, 2001 and December 31, 2000, respectively.

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

         On March 30, 2000, May 8, 2000, and July 16, 2001 Products Corporation completed the dispositions of its worldwide professional products line, Plusbelle brand in Argentina and Colorama brand in Brazil, respectively. Accordingly, the Unaudited Consolidated Condensed Financial Statements include the results of operations of the professional products line, Plusbelle and Colorama brands through the dates of their respective dispositions.

         During the first quarter of 2001, to reflect the integration of management reporting responsibilities, the Company reclassified Canada's results from its international operations to its United States operations. Management's discussion and analysis data reflects this change for both the 2001 and 2000 periods.

RESULTS OF OPERATIONS

Net sales

         Net sales were $327.2 and $344.8 for the third quarters of 2001 and 2000, respectively, a decrease of $17.6, or 5.1% on a reported basis (a decrease of 2.8% on a constant U.S. dollar basis), and were $989.0 and $1,134.2 for the nine months ended September 30, 2001 and 2000, respectively, a decrease of $145.2, or 12.8% on a reported basis (a decrease of 10.1% on a constant U.S. dollar basis). The decline in consolidated net sales for the third quarter and nine months ended September 30, 2001 as compared with the third quarter and nine months ended September 30, 2000 is primarily due to the sale of the worldwide professional products line and the Plusbelle brand in Argentina in the first and third quarters of 2000, respectively, and the Colorama brand in Brazil in July of 2001.

         Net sales, excluding the worldwide professional products line, the Plusbelle brand in Argentina, and the Colorama brand in Brazil, were $326.9 and $333.7 for the third quarter of 2001 and 2000, respectively, a decrease of $6.8, or 2.0% on a reported basis (an increase of 0.2% on a constant U.S. dollar basis), and were $972.6 and $1,003.3 for the nine months ended September 30, 2001 and 2000, respectively, a decrease of $30.7, or 3.1% on a reported basis (a decrease of 0.6% on a constant U.S. dollar basis).

         United States and Canada. Net sales in the United States and Canada were $232.7 for the third quarter of 2001 compared with $224.0 for the third quarter of 2000, an increase of $8.7, or 3.9%, and were $680.2 and $707.4 for the nine months ended September 30, 2001 and 2000, respectively, a decrease of $27.2, or 3.8%. Net sales in the United States and Canada, excluding the United States and Canada portion of the worldwide professional products business, were $232.7 for the third quarter of 2001, compared with $224.0 for the third quarter of 2000, an increase of $8.7, or 3.9%, and were $680.2 and $671.7 for the nine months ended September 30, 2001 and 2000, respectively, an increase of $8.5, or 1.3%. The increase in the third quarter 2001 of 3.9%, as compared to the third quarter 2000, is mainly due to lower sales returns of $19.7 resulting primarily from the Company's new trade terms, partially offset by higher sales incentives and allowances of $10.4. The increase in the nine months ended September 30, 2001 of 1.3%, as compared to the nine months ended September 30, 2000, is due to lower sales returns of $47.0 resulting primarily from the Company's new trade terms, substantially offset by higher sales incentives and allowances of $8.0 and lower sales volume of $29.6 as a result of competitive activities.

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)

         International. Net sales in the Company's international operations were $94.5 for the third quarter of 2001, compared with $120.8 for the third quarter of 2000, a decrease of $26.3, or 21.8% on a reported basis (a decrease of 16.3% on a constant U.S. dollar basis), and were $308.8 for the nine months ended September 30, 2001, compared with $426.8 for the nine months ended September 30, 2000, a decrease of $118.0, or 27.6% on a reported basis (a decrease of 21.4% on a constant U.S. dollar basis).

         Net sales of the Company's international operations, excluding the worldwide professional products line, the Plusbelle brand in Argentina and the Colorama brand in Brazil ("Ongoing International Operations"), were $94.2 and $109.7 for the third quarter of 2001 and 2000, respectively, a decrease of $15.5, or 14.1%, on a reported basis (a decrease of 8.2% on a constant U.S. dollar basis), and were $292.4 and $331.6 for the nine months ended September 30, 2001 and 2000, respectively, a decrease of $39.2, or 11.8%, on a reported basis (a decrease of 5.2% on a constant U.S. dollar basis).

         Ongoing International Operations sales are divided by the Company into three geographic regions. In Europe and Africa, which comprises Europe, the Middle East and Africa, net sales decreased by 9.8% on a reported basis to $37.7 for the third quarter of 2001, as compared with the third quarter of 2000 (a decrease of 4.7% on a constant U.S. dollar basis), and decreased by 11.4% on a reported basis to $117.6 for the nine months ended September 30, 2001, as compared with the nine months ended September 30, 2000 (a decrease of 4.0% on a constant U.S. dollar basis). In Latin America, which comprises Mexico, Central America, South America and Puerto Rico, net sales decreased by 21.9% on a reported basis to $28.6 for the third quarter of 2001, as compared with the third quarter of 2000 (a decrease of 15.1% on a constant U.S. dollar basis), and decreased by 8.6% on a reported basis to $95.0 for the nine months ended September 30, 2001, as compared with the nine months ended September 30, 2000 (a decrease of 3.7% on a constant U.S. dollar basis). In the Far East, net sales decreased by 10.9% on a reported basis to $27.9 for the third quarter of 2001, as compared with the third quarter of 2000 (a decrease of 4.7% on a constant U.S. dollar basis), and decreased by 16.0% on a reported basis to $79.8 for the nine months ended September 30, 2001, as compared with the nine months ended September 30, 2000 (a decrease of 8.7% on a constant U.S. dollar basis). Net sales in the Company's international operations may be adversely affected by weak economic conditions, political and economic uncertainties, adverse currency fluctuations, and competitive activities.

         The decrease in net sales for the third quarter of 2001, as compared to the third quarter of 2000 for Ongoing International Operations on a comparable currency basis, was primarily due to increased competitive activity in Mexico and Australia (which factor the Company estimates contributed to an approximately 2.4% reduction in net sales), a reduction in sales volume in certain tourist related markets in Latin America (which factor the Company estimates contributed to an approximately 2.6% reduction in net sales), the conversion of an operation to a distributor in 2001 (which factor the Company estimates contributed to an approximately 1.7% reduction in net sales) and difficult conditions in Argentina (which factor the Company estimates contributed to an approximately 1.5% reduction in net sales).

         The decrease in net sales in the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000 for Ongoing International Operations on a comparable currency basis, was primarily due to the increased competitive activity in Japan, Hong Kong and Australia (which factor the Company estimates contributed to an approximately 2.3% reduction in net sales), a reduction in sales volume in certain tourist related markets in Latin America (which factor the Company estimates contributed to an approximately 1.6% reduction in net sales) and the conversion of an operation to a distributor in 2001 (which factor the Company estimates contributed to an approximately 1.3% reduction in net sales).

Cost of sales

         As a percentage of net sales, cost of sales was 39.7% for the third quarter of 2001, compared with 37.1% for the third quarter of 2000, and 40.9% for the nine months ended September 30, 2001, compared

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)

with 38.2% for the nine months ended September 30, 2000. Excluding the worldwide professional products line, the Plusbelle brand in Argentina and the Colorama brand in Brazil and excluding $5.8 and $30.6 ($6.1 of which represents increased depreciation recorded for the Phoenix facility - See Note 3) of additional consolidation costs associated with the shutdown of the Phoenix and Canada facilities in the third quarter and nine months ended September 30, 2001, respectively, which are reflected in reported cost of sales, cost of sales as a percentage of net sales was 37.7% for the third quarter of 2001, compared with 36.5% for the third quarter of 2000 and 37.4% for the nine months ended September 30, 2001, compared with 37.3% for the nine months ended September 30, 2000. The increase in cost of sales as a percentage of net sales for the third quarter 2001, as compared to the comparable 2000 period is due to a higher level of sales incentives which increased to approximately 2.7% of net sales in the third quarter of 2001 from approximately 0.3% in the third quarter of 2000, partially offset by lower sales returns and allowances. Cost of sales as a percentage of net sales for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, showed improvements resulting from lower sales returns and allowances, which were offset by a higher level of sales incentives.

SG&A expenses

         SG&A expenses were $169.0 for the third quarter of 2001, compared with $192.7 for the third quarter of 2000 and $553.9 for the nine months ended September 30, 2001, compared with $633.2 for the nine months ended September 30, 2000. Excluding the worldwide professional products line, the Plusbelle brand in Argentina and the Colorama brand in Brazil and $1.2 and $6.9 of additional consolidation costs associated with the shutdown of the Phoenix and Canada facilities in the third quarter and nine months ended September 30, 2001, respectively, which are reflected in reported SG&A expenses, SG&A expenses were $165.5 for the third quarter of 2001, compared with $188.3 for the third quarter of 2000 and $538.1 for the nine months ended September 30, 2001, compared with $565.8 for the nine months ended September 30, 2000. The decrease in ongoing SG&A expenses for the third quarter and nine months ended September 30, 2001, as compared to the comparable 2000 periods, is due primarily to the reduction of departmental general and administrative expenses from $83.9 in the third quarter of 2000 to $67.8 for the third quarter of 2001 and from $260.7 for the nine months ended September 30, 2000 to $216.5 for the nine months ended September 30, 2001 as a result of the Company's restructuring efforts, partially offset by recognition of higher brand support from $255.7 for the nine months ended September 30, 2000 to $266.3 for the nine months ended September 30, 2001.

Restructuring costs

         In the fourth quarter of 1999, the Company continued to restructure its organization and began a new program in line with its original restructuring plan developed in late 1998, principally for additional employee severance and other personnel benefits and to restructure certain operations outside the United States, including certain operations in Japan. In the first quarter of 2000, the Company recorded a charge of $9.5 relating to the 1999 restructuring program that began in the fourth quarter of 1999. The Company continued to implement the 1999 restructuring program during the second quarter of 2000 during which it recorded a charge of $5.1.

During the third quarter of 2000, the Company continued to re-evaluate its organizational structure. As part of this re-evaluation, the Company initiated a new restructuring program in line with the original restructuring plan developed in late 1998, designed to improve profitability by reducing personnel and consolidating manufacturing facilities. The Company recorded a charge of $13.7 in the third quarter of 2000 for programs begun in such quarter as well as for programs previously commenced. The 2000 restructuring program focused on the Company's plans to close its manufacturing operations in Phoenix, Arizona and Mississauga, Canada and to consolidate its cosmetics production into its plant in Oxford, North Carolina. The 2000 restructuring program also includes the remaining obligation for excess leased real estate in the

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)

Company's headquarters, consolidation costs associated with the Company closing its facility in New Zealand, and the elimination of several domestic and international executive and operational positions, both of which were effected to reduce and streamline corporate overhead costs. In the first quarter of 2001, the Company recorded a charge of $14.6 related to previous restructuring programs, as well as the 2000 restructuring program, principally for additional employee severance and other personnel benefits, relocation and to consolidate worldwide operations. Additionally, in the second quarter of 2001, the Company continued to implement the 2000 restructuring program and recorded a charge of $7.9, principally for additional employee severance and other personnel benefits, relocation and other costs related to the consolidation of worldwide operations. The Company continued to implement the 2000 restructuring program in the third quarter of 2001 and recorded a charge of $3.0, principally for additional employee severance and other personnel benefits and relocation. The Company anticipates that it will recognize approximately $25 to $30 (including amounts recorded to date) of costs to implement this program during 2001.

         The Company anticipates annualized savings of approximately $23 to $25 relating to the restructuring charges recorded during the nine months ended September 30, 2001.

Other expenses (income)

         Interest expense was $34.1 for the third quarter of 2001 compared with $35.6 for the third quarter of 2000 and $104.8 for the nine months ended September 30, 2001 compared with $108.9 for the nine months ended September 30, 2000. The decrease in interest expense for the third quarter and nine months ended September 30, 2001 as compared to the third quarter and nine months ended September 30, 2000 is primarily due to the repayment of borrowings under the Credit Agreement with the net proceeds from the disposition of the worldwide professional products line, the Plusbelle brand in Argentina and the Colorama brand in Brazil and by lower interest rates under the Credit Agreement.

Sale of product line, brands and facilities

         In July 2001, Products Corporation completed the disposition of its subsidiary that owned and operated its manufacturing facility in Maesteg, Wales, UK, including all production equipment. In connection with the disposition the Company recognized a pre-tax and after-tax loss of $7.7 during the third quarter of 2001.

         In July 2001, Products Corporation completed the disposition of the Colorama brand in Brazil. In connection with the disposition the Company recognized a pre-tax and after-tax loss of $6.5, $6.3 of which was recorded in the second quarter of 2001. Additionally, the Company recognized a pre-tax and after-tax loss on the disposition of the Aoyama Property in Japan of $0.8 during the second quarter of 2001.

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



Provision for income taxes

         The provision for income taxes was $1.5 for the third quarter of 2001 compared with $2.2 for the third quarter of 2000 and $3.3 for the nine months ended September 30, 2001 compared with $7.0 for the nine months ended September 30, 2000. The decrease in the provision for income taxes for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, was attributable to adjustments to certain deferred tax assets and higher taxes associated with the worldwide professional products line in the first quarter of 2000 and lower taxable income in the nine months ended September 30, 2001 in certain markets outside the United States.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Net cash used for operating activities was $90.0 and $131.7 for the nine months ended September 30, 2001 and 2000, respectively. The decrease in net cash used for operating activities for the nine months ended September 30, 2001, compared with the nine months ended September 30, 2000 resulted primarily from reduced utilization of working capital, partially offset by a higher net loss in the nine months ended September 30, 2001.

         Net cash provided by investing activities was $87.1 and $325.1 for the nine months ended September 30, 2001 and 2000, respectively. Net cash provided by investing activities for the nine months ended September 30, 2001 consisted of net proceeds from the sale of the Company's Colorama brand in Brazil, the Company's subsidiary in Maesteg, Wales, UK, the Aoyama Property in Japan and the Phoenix facility, partially offset by capital expenditures. Net cash provided by investing activities in the nine months ended September 30, 2000 consisted of proceeds from the sale of the Company's worldwide professional products line and the Plusbelle brand in Argentina, partially offset by cash used for capital expenditures and acquisition of technology rights.

         Net cash used for financing activities was $14.6 and $193.2 for the nine months ended September 30, 2001 and 2000, respectively. Net cash used for financing activities for the nine months ended September 30, 2001 included the repayment of borrowings under the Credit Agreement with the net proceeds from the disposition of the Colorama brand in Brazil and payment of debt issuance costs, partially offset by cash drawn under the Credit Agreement. Net cash used for financing activities for the nine months ended September 30, 2000 included repayments of borrowings under the Credit Agreement with the net proceeds from the disposition of the worldwide professional products line and the Plusbelle brand in Argentina and the repayment of Products Corporation's Japanese yen-denominated credit agreement, partially offset by cash drawn under the Credit Agreement.

         In May 1997, Products Corporation entered into a credit agreement (as subsequently amended, the "Credit Agreement") with a syndicate of lenders, whose individual members change from time to time. As of September 30, 2001, the Credit Agreement provided up to $471.1 and was comprised of five senior secured facilities: $89.0 in two term loan facilities (the "Term Loan Facilities"), a $300.0 multi-currency facility (the "Multi-Currency Facility"), a $32.1 revolving acquisition facility, which may also be used for general corporate purposes (the "Acquisition Facility"), and a $50.0 special standby letter of credit facility (the "Special LC Facility"). At September 30, 2001, the Company had $89.0 outstanding under the Term Loan Facilities, $252.3 outstanding under the MultiCurrency Facility, $32.1 outstanding under the Acquisition Facility and $28.7 of issued but undrawn letters of credit under the Special LC Facility. The Acquisition Facility was scheduled to be reduced by $24.4 on December 31, 2001, but such scheduled reduction was changed to $20.6 as a result of the commitment reduction due to the sale of the Colorama brand. The balance of the Acquisition Facility, along with the Term Loan Facilities, the Multi-Currency Facility and the Special LC Facility mature in May 2002. In January 2001 (effective December 31, 2000),

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)

Products Corporation and its bank lenders entered into an amendment to the Credit Agreement, to (i) eliminate the interest coverage ratio and leverage ratio covenants for 2001; (ii) add a minimum cumulative EBITDA covenant for each quarter end during the year 2001; (iii) modify the definition of EBITDA beginning with the quarterly period ended December 31, 2000; (iv) limit the amount that Products Corporation may spend for capital expenditures; (v) permit the sale of certain of Products Corporation's non-core assets; (vi) permit Products Corporation to retain 100% of the Net Proceeds from such asset sales;
(vii) increase the "applicable margin" by 1/2 of 1%; and (viii) require Products Corporation to provide a mortgage on its facility in Oxford, North Carolina as security for its obligations under the Credit Agreement.

         The Company's principal sources of funds are expected to be cash flow generated from operations (before interest), net proceeds from the sale of certain non-core assets and borrowings under the Credit Agreement and refinancings. The Credit Agreement, Products Corporation's 8 5/8% Notes due 2008 (the "8 5/8% Notes"), Products Corporation's 8 1/8% Notes due 2006 (the "8 1/8% Notes") and Products Corporation's 9% Notes due 2006 (the "9% Notes") contain certain provisions that by their terms limit Products Corporation's and/or its subsidiaries' ability to, among other things, incur additional debt. The Company's principal uses of funds are expected to be the payment of operating expenses, working capital, purchases of permanent displays and capital expenditure requirements, payments to be made in connection with the Company's restructuring programs referred to above and debt service payments.

         The Company estimates that purchases of permanent displays for all of 2001 will be $40 to $50 and capital expenditures for all of 2001 will be $13 to $17. The Company estimates that purchases of permanent displays for all of 2002 will be $45 to $60 and capital expenditures for all of 2002 will be $15 to $25. The Company estimates that cash payments related to the Company's 2000 and 1999 restructuring programs and executive separation costs incurred in 1999 will be $60 to $80 for all of 2001. Pursuant to a tax sharing agreement, Products Corporation may be required to make tax sharing payments to Revlon, Inc. (which in turn may be required to make tax sharing payments to Mafco Holdings) as if Products Corporation were filing separate income tax returns, except that no payments are required by Products Corporation (or Revlon, Inc.) if and to the extent that Products Corporation is prohibited under the Credit Agreement from making tax sharing payments to Revlon, Inc. The Credit Agreement prohibits Products Corporation from making any tax sharing payments other than in respect of state and local income taxes. Products Corporation currently anticipates that, as a result of net operating tax losses and prohibitions under the Credit Agreement, no cash federal tax payments or cash payments in lieu of federal taxes pursuant to the tax sharing agreement will be required for 2001.

         Products Corporation enters into forward foreign exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. Products Corporation had forward foreign exchange contracts denominated in various currencies of approximately $14.4 and nil (U.S. dollar equivalent) outstanding at September 30, 2001 and 2000, respectively. Such contracts are entered into to hedge transactions predominantly occurring within twelve months.

         The Company expects that cash flows from operations, net proceeds from the sale of certain non-core assets (or financial support from an affiliate, if such asset sales are not completed on a timely basis) and borrowings under the Credit Agreement will be sufficient to enable the Company to meet its anticipated cash requirements during 2001 on a consolidated basis, including for debt service and expenses in connection with the Company's restructuring programs. In addition, the Company anticipates that it will refinance the Credit Agreement before the first quarter of 2002 on terms that are satisfactory to the Company. Products Corporation issued a press release on November 6, 2001 reporting that it intends to refinance its existing Credit Agreement with the proceeds from an offering of approximately $250 in principal amount of senior secured notes due 2005 and an amended and restated secured credit agreement providing for borrowings of approximately $325. There can be no assurance that the refinancing will be consummated or if consummated

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


as to terms. The senior secured notes, which the Company expects to offer, would not be registered under the Securities Act of 1933, as amended. In addition, there can be no assurance that the combination of cash flow from operations, net proceeds from the sale of certain non-core assets (or from such financial support) and borrowings under the Credit Agreement will be sufficient to meet the Company's cash requirements on a consolidated basis. If the Company is unable to satisfy such cash requirements or refinance the Credit Agreement, the Company could be required to adopt one or more alternatives, such as reducing or delaying purchases of permanent displays, reducing or delaying capital expenditures, delaying or revising restructuring programs, restructuring indebtedness, selling additional assets or operations, or seeking capital contributions or additional loans from Revlon, Inc. or other affiliates of the Company. Products Corporation has received a commitment from an affiliate that is prepared to provide, if necessary, additional financial support to Products Corporation of up to $40 on appropriate terms through December 31, 2001. There can be no assurance that any of such actions could be effected, that they would enable the Company to continue to satisfy its capital requirements or that they would be permitted under the terms of the Company's various debt instruments then in effect. The terms of the Credit Agreement, the 8 5/8% Notes, the 8 1/8% Notes and the 9% Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting, regulatory fees such as Securities and Exchange Commission (the "Commission") filing fees and other miscellaneous expenses related to being a public holding company and to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Revlon, Inc. Amended and Restated 1996 Stock Plan, provided that the aggregate amount of such dividends and distributions taken together with any purchases of Revlon, Inc. Class A Common Stock on the open market to satisfy matching obligations under the excess savings plan may not exceed $6.0 per annum.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company's policy is to manage market risk through a combination of fixed and floating rate debt, the use of derivative financial instruments and foreign exchange forward and option contracts. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in
Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 describes significant aspects of the Company's

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)

financial instrument programs that have material market risk as of December 31, 2000. The following table presents the information required by Item 7A as of September 30, 2001.


                                                    EXPECTED MATURITY DATE FOR YEAR ENDED SEPTEMBER 30,
                                                  ----------------------------------------------------------------------- FAIR VALUE
                                                                                                                           SEPT. 30,
                                                     2001          2002       2003       2004       THEREAFTER   TOTAL       2001
                                                  ----------------------------------------------------------------------- ----------
                                                                        (US dollar equivalent in millions)
DEBT
---------------
Short-term variable rate (various currencies) ....   $ 30.3       $ 29.7 *                                       $ 60.0       $ 60.0
      Average interest rate (a) ..................      6.6%         8.6%
Short-term variable rate ($US) ...................                 343.7 *                                        343.7        343.7
      Average interest rate (a) ..................                  6.6%
Long-term fixed rate ($US) .......................                                                 $1,149.5     1,149.5        692.7
      Average interest rate ......................                                                     8.6%
                                                  ----------  -----------                       ------------ ----------- -----------
Total debt........................................   $ 30.3      $ 373.4                           $1,149.5   $ 1,553.2     $1,096.4
                                                  ----------  -----------                       ------------ ----------- -----------



                                                            AVERAGE     ORIGINAL
                                                          CONTRACTUAL    US DOLLAR                  CONTRACT
                                                            RATE        NOTIONAL                     VALUE        FAIR VALUE
FORWARD CONTRACTS                                           $/FC         AMOUNT                    SEPT. 30,     SEPT. 30,
-----------------                                                                                    2001          2001
                                                          ----------   ------------               ------------  ------------
Buy Euros/Sell USD ....................................      0.9284          $ 0.5                      $ 0.5           $ -
Sell British Pounds/Buy USD ...........................      1.4437            3.7                        3.6          (0.1)
Sell Australian dollars/Buy USD .......................      0.5272            4.9                        5.3           0.4
Sell South African Rand/Buy USD .......................      0.1237            0.9                        1.0           0.1
Buy British Pounds/Sell USD ...........................      1.4360            1.8                        1.8             -
Buy Australian dollars/Sell New Zealand dollars .......      1.2490            1.1                        1.1             -
Buy British Pounds/Sell Euros                                0.6315            1.5                        1.5             -
                                                                       ------------               ------------  ------------
Total forward contracts ...............................                     $ 14.4                     $ 14.8         $ 0.4
                                                                       ============               ============  ============
--------------------


(a) Weighted average variable rates are based upon implied forward rates from the yield curves at September 30, 2001.

 *   Represents the Company's Credit Agreement which matures in May 2002.

EFFECT OF NEW ACCOUNTING STANDARDS

         In April 2001, the EITF reached a consensus on EITF 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." The consensus addresses the Statement of Operations classification of slotting fees, cooperative advertising arrangements and buy-downs. The consensus will require that certain promotional payments that are currently classified in SG&A expenses be classified as a reduction of net sales. Although the impact of EITF 00-25 on the consolidated financial statements is still being evaluated, its adoption is expected to reduce both net sales and SG&A expenses by equal and offsetting amounts. The adoption will not have any impact on the Company's reported operating income, net loss, or net loss per common share. The Company will adopt EITF 00-25 no later that January 1, 2002.

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

         As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $186, and unamortized identifiable intangible assets in the amount of approximately $13. Amortization expense related to goodwill was $8.6 and $5.4 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

         In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. Statement 143 requires recording the fair market value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets is incurred. The Statement also requires recording the contra asset to the initial obligation as an increase to the carrying amount of the related long-lived asset and to depreciate that cost over the life of the asset. The liability is then increased at the end of each period to reflect the passage of time and changes in the initial fair value measurement. The Company is required to adopt the provisions of Statement 143 effective fiscal 2003 and has not yet determined the extent of its impact, if any.

         In October 2001, the FASB issued Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held for sale. The Company is required to adopt the provisions of Statement 144 effective January 1, 2002 and has not yet determined the extent of its impact, if any.

SUBSEQUENT EVENT

         Products Corporation issued a press release on November 6, 2001 reporting that it intends to refinance its existing Credit Agreement with the proceeds from an offering of approximately $250 in principal amount of senior secured notes due 2005 and an amended and restated secured credit agreement providing for borrowings of approximately $325. There can be no assurance that the refinancing will be consummated or if consummated as to terms. The senior secured notes, which the Company expects to offer, would not be registered under the Securities Act of 1933, as amended.

FORWARD-LOOKING STATEMENTS

         This quarterly report on Form 10-Q for the quarter ended September 30, 2001 as well as other public documents and statements of the Company contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to: the introduction of new products; future financial performance; the effect on sales of the reduction of overall U.S. customer inventories including the timing thereof; the effect on sales of political and/or economic conditions, adverse currency fluctuations and competitive activities; the Company's estimate of restructuring activities, restructuring costs and benefits; the Company's plans with respect to the charges, the cash cost and the annual savings resulting from plant shutdowns and dispositions; the Company's expectation that its new trade terms for its U.S. customers will increase consumption of its products, drive market

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)

growth, result in more efficient ordering and shipping and reduce returns; the Company's expectations regarding uses of funds including purchases of permanent displays and capital expenditures; the availability of raw materials and components; the Company's qualitative and quantitative estimates as to market risk sensitive instruments; the Company's expectations about the effects of the transition to the Euro; the Company's intent to pursue the sale of certain non-core assets; the Company's expectation regarding sources of funds including cash flow from operations, the availability of funds from currently available credit facilities, net proceeds from the sale of certain non-core assets, capital contributions or loans from Revlon, Inc. or other affiliates of the Company and the sale of additional assets or operations; the Company's expectation that it will refinance its Credit Agreement before the first quarter of 2002; the Company's intent to refinance its existing Credit Agreement with the proceeds from an offering of senior secured notes and an amended and restated credit agreement; and the effect of the adoption of certain accounting standards, including EITF 00-25. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as "believes," "expects," "estimates," "projects," "forecast," "may," "will," "should," "seeks," "plans," "scheduled to," "anticipates" or "intends" or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update them. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. In addition to factors that may be described in the Company's filings with the Commission, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (i) difficulties or delays in developing and introducing new products or failure of customers to accept new product offerings; (ii) changes in consumer preferences, including reduced consumer demand for the Company's color cosmetics and other current products;
(iii) unanticipated costs or difficulties or delays in completing projects associated with the Company's strategic plan; (iv) lower than expected cash flow from operations, the inability to secure capital contributions or loans from Revlon, Inc. or other affiliates of the Company or sell additional assets or operations or the unavailability of funds under the Credit Agreement; difficulties or delays in or the inability to refinance the Company's Credit Agreement; (v) effects of and changes in political and/or economic conditions, including inflation and monetary conditions, and in trade, monetary, fiscal and tax policies in international markets; (vi) actions by competitors, including business combinations, technological breakthroughs, new products offerings and marketing and promotional successes; (vii) combinations among significant customers or the loss, insolvency or failure to pay debts by a significant customer or customers; (viii) lower than expected sales as a result of the reduction of overall U.S. customer inventories; (ix) difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company's restructuring activities; (x) difficulties or delays in implementing, higher than expected charges and cash costs or lower than expected savings from, the shutdown, disposition and consolidation of manufacturing operations; (xi) difficulties or delays in implementing or achieving the intended results of the new trade terms including increased consumption, market growth and lower returns or unexpected consequences from the implementation of the new trade terms including the possible effect on sales; (xii) interest rate or foreign exchange rate changes affecting the Company and its market sensitive financial instruments; (xiii) difficulties, delays or unanticipated costs associated with the transition to the Euro; (xiv) difficulties or delays in sourcing raw materials or components; (xv) difficulties or delays in pursuing the sale of one or more non-core assets, the inability to consummate such sales or to secure the expected level of proceeds from such sales; and (xvi) the unanticipated effects of the adoption of certain new accounting standards, including EITF 00-25.

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

Dated:  November 13, 2001