Form 10-K
period 2001-12-31
REVLON CONSUMER PRODUCTS CORP
filed 2002-02-25
CIK 890547

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---                                  OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---                                ACT OF 1934

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

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT IS NOT APPLICABLE AS THERE IS NO PUBLIC MARKET THEREFOR. ALL SHARES OF COMMON STOCK ARE HELD BY ONE AFFILIATE. THE NUMBER OF OUTSTANDING SHARES OF THE REGISTRANT'S COMMON STOCK, AS OF DECEMBER 31, 2001, WAS 1,000.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

         Revlon Consumer Products Corporation ("Products Corporation" and together with its subsidiaries, the "Company") manufactures, markets and sells an extensive array of cosmetics and skin care, fragrances and personal care products. REVLON is one of the world's best-known names in cosmetics and is a leading mass-market cosmetics brand. The Company believes that its global brand name recognition, product quality and marketing experience have enabled it to create one of the strongest consumer brand franchises in the world. The Company's products are marketed under such well-known brand names as REVLON, COLORSTAY, REVLON AGE DEFYING, and SKINLIGHTS, as well as ALMAY and ULTIMA II in cosmetics; ALMAY Kinetin, VITAMIN C ABSOLUTES, ETERNA 27, ULTIMA II and JEANNE GATINEAU in skin care; CHARLIE and FIRE & ICE in fragrances; and HIGH DIMENSION, FLEX, MITCHUM, COLORSILK, JEAN NATE AND BOZZANO in personal care products. To further strengthen its consumer brand franchises, the Company markets each core brand with a distinct and uniform global image, including packaging and advertising, while retaining the flexibility to tailor products to local and regional preferences.

         The Company was founded by Charles Revson, who revolutionized the cosmetics industry by introducing nail enamels matched to lipsticks in fashion colors over 70 years ago. Today, the Company has the number three position in the color cosmetics category in the U.S. mass-market distribution channel and leading market positions in a number of its principal product categories, including lip, face makeup and nail enamel categories. The Company also has leading market positions in several product categories in certain markets outside of the United States, including in Australia, Canada, Mexico and South Africa. The Company's products are sold in more than 100 countries across five continents.

         All United States market share and market position data herein for the Company's brands are based upon retail dollar sales, which are derived from ACNielsen data. ACNielsen measures retail sales volume of products sold in the United States mass-market distribution channel. Such data represent ACNielsen's estimates based upon data gathered by ACNielsen from market samples and are therefore subject to some degree of variance. Additionally, as of August 4, 2001, AC Nielsen's data does not reflect sales volume from Wal-Mart, Inc.

RECENT DEVELOPMENTS

         On November 26, 2001 Products Corporation issued and sold $363 million in aggregate principal amount of 12% Senior Secured Notes due 2005 (the "12% Notes") at 96.569%, in a private placement, receiving gross proceeds of $350.5 million.

         On November 30, 2001 Products Corporation entered into a new credit agreement (the "2001 Credit Agreement"). The 2001 Credit Agreement provides up to $250.0 million in credit facilities comprised of $117.9 million in a term loan facility and $132.1 million in a multi-currency revolving credit facility (the issuance of the 12% Notes and the 2001 Credit Agreement are referred to herein as the "2001 Refinancing Transactions"). The proceeds from the offering of the 12% Notes along with borrowings under the 2001 Credit Agreement were used to repay all amounts outstanding under the 1997 Credit Agreement (as hereinafter defined) and to pay fees and expenses incurred in connection with the 2001 Refinancing Transactions, and the balance is available for general corporate purposes. On or before February 25, 2002, Products Corporation is required to file a registration statement with the Securities and Exchange Commission (the "Commission") with respect to an offer to exchange the 12% Notes for registered notes with substantially the same terms (the "Exchange Offer").

         Products Corporation's obligations under the 12% Notes are secured on a second-priority basis by substantially the same collateral that secures the 2001 Credit Agreement on a first-priority basis, which includes, with certain limited exceptions, Products Corporation's capital stock, substantially all of Products Corporation's non-real property assets in the United States, Products Corporation's facility in Oxford, North Carolina, the capital stock of the Company's domestic subsidiaries and 66% of the capital stock of Products Corporation's first-tier foreign subsidiaries.

         Effective February 14, 2002, Jeffrey M. Nugent, the Company's former President and Chief Executive Officer, resigned from employment with the Company. On February 19, 2002, the Company announced its appointment of Jack L. Stahl as its President and Chief Executive Officer.

PRODUCTS

         The Company manufactures and markets a variety of products worldwide. The following table sets forth the Company's principal brands and certain selected products.

---------------------------------------------------------------------------------------------------------------
                                                                                             PERSONAL
BRAND               COSMETICS                 SKIN CARE            FRAGRANCES                  CARE
                                                                                             PRODUCTS
--------------------------------------------------------------------------------------------------------------
REVLON              Revlon                    Eterna 27            Charlie                 High Dimension
                    ColorStay                 Vitamin C Absolutes  Ciara                   Colorsilk
                    Revlon Age Defying        Revlon Absolutes     Fire & Ice              Frost & Glow
                    Super Lustrous                                 Absolutely Fabulous     ColorStay
                    Moon Drops                                                             Flex
                    New Complexion                                                         Outrageous
                    Absolutely Fabulous                                                    Aquamarine
                    Line & Shine                                                           Mitchum
                    Skinlights                                                             Lady Mitchum
                    Super Top Speed                                                        Hi & Dri
                    Shine Control Mattifying                                               Jean Nate
                    High Dimension                                                         Revlon Beauty
                    Illuminance                                                            Tools
                    Wet/Dry
                    Everylash
                    StreetWear

ALMAY               Almay                     Almay Kinetin                                Almay
                    Time-Off                  Almay MilkPlus
                    Amazing
                    One Coat
                    Skin Stays Clean
                    Beyond Powder
                    Organic Fluoride Plus

ULTIMA II           Ultima II                 Glowtion             U II Sheer Scent
                    Beautiful Nutrient        Vital Radiance       Ultimately U
                    Wonderwear                CHR
                    Full Moisture             LightCaptor-C
                    Glowtion
                    Pucker & Pout
                    Ultimate Edition

SIGNIFICANT         Jeanne Gatineau           Jeanne Gatineau                              Bozzano
REGIONAL BRANDS     Cutex                                                                  Juvena
--------------------------------------------------------------------------------------------------------------

         Cosmetics and Skin Care. The Company sells a broad range of cosmetics and skin care products designed to fulfill specifically identified consumer needs, principally priced in the upper range of the mass-market distribution channel, including lip makeup, nail color and nail care products, eye and face makeup and skin care products such as lotions, cleansers, creams, toners and moisturizers. Many of the Company's products incorporate patented, patent-pending or proprietary technology.

         The Company markets several different lines of REVLON lip makeup (which includes lipstick, lip gloss and liner). The Company's COLORSTAY lipcolor, which uses patented transfer-resistant technology that provides long wear, is produced in approximately 38 shades. COLORSTAY LIQUID LIP and COLORSTAY LIP SHINE, a patented lip technology introduced in 1999, is produced in approximately 64 shades and builds on the strengths of the COLORSTAY foundation by offering long-wearing benefits in a new product form, which enhances comfort and shine. SUPER LUSTROUS lipstick is produced in approximately 70 shades. MOON DROPS, a moisturizing lipstick, is produced in approximately 30 shades. LINE & SHINE utilizes an innovative product form, combining lipliner and lip gloss in one package, and is produced in approximately 8 shades. REVLON MOISTURESTAY uses patented technology to moisturize the lips even after the color wears off, and is produced in approximately 40 shades. In 2001, the Company launched ABSOLUTELY FABULOUS Lipcream, a new premium line of emollient-rich lip color which is produced in 30 shades.

         The Company's nail color and nail care lines include enamels, cuticle preparations and enamel removers. The Company's flagship REVLON nail enamel is produced in approximately 64 shades and uses a patented formula that provides consumers with improved wear, application, shine and gloss in a toluene-free and formaldehyde-free formula. In 2001, the Company launched SUPER TOP SPEED nail enamel, currently available in approximately 48 shades, containing a patented speed drying polymer formula which sets in 60 seconds. REVLON has the number two position in nail enamel in the United States mass-market distribution channel. The Company also sells CUTEX nail polish remover and nail care products in certain countries outside the United States.

         The Company sells face makeup, including foundation, powder, blush and concealers, under such REVLON brand names as REVLON AGE DEFYING, which is targeted for women in the over 35 age bracket; COLORSTAY, which uses patented transfer-resistant technology that provides long wear and won't rub off benefits; and NEW COMPLEXION, for consumers in the 18 to 34 age bracket. In 2001, the Company launched SKINLIGHTS skin brighteners, that brightens skin with sheer washes of color, which created an entirely new category in color cosmetics.

         The Company's eye makeup products include mascaras, eyeliners, eye shadows and brow color. COLORSTAY eyecolor, mascara and brow color, EVERYLASH mascara, SOFTSTROKE eyeliners and REVLON WET/DRY eye shadows are targeted for women in the 18 to 49 age bracket. In 2001, the Company launched ILLUMINANCE, an eye shadow that "brightens up eyes", and HIGH DIMENSION mascara and eyeliners.

         The Company's ALMAY brand consists of a complete line of hypo-allergenic, dermatologist-tested, fragrance-free cosmetics and skin care products targeted for consumers who want "a good, healthy for you," hypo-allergenic product. ALMAY products include lip makeup, nail color, eye and face makeup and skin care products. The ALMAY brand flagship ONE COAT franchise consists of lip makeup and eye makeup products including mascara and eye shadow. The Company also sells Skin Stays Clean liquid and compact foundation makeup with its patented "clean pore complex." The ALMAY AMAZING LASTING Collection features long-wearing mascaras and foundations. In 2001, the Company launched ALMAY Kinetin Skincare Advanced Anti-Aging Series featuring Kinetin, in a patented technology.

         The Company's STREETWEAR brand consists of a quality, value-priced line of nail enamels, mascaras, lip and eye liners, lip glosses and body accessories that are targeted for the young, beauty savvy consumer.

         The Company's premium-priced cosmetics and skin care products are sold under the ULTIMA II brand name, which is the Company's flagship premium-priced brand sold throughout the world. ULTIMA II products include lip makeup, eye and face makeup and skin care products including GLOWTION, a line of skin brighteners that combines skin care and color; FULL MOISTURE foundation and lipcolor, VITAL RADIANCE, CHR and LIGHTCAPTOR-C skin care products; the BEAUTIFUL NUTRIENT collection, a complete line of nourishing makeup that provides advanced nutrient protection against dryness; and WONDERWEAR. The WONDERWEAR collection includes a long-wearing foundation that uses patented technology, cheek and eyecolor products that use proprietary technology providing long wear, and WONDERWEAR lipstick, which uses patented transfer-resistant technology.

         The Company sells Revlon Beauty Tools, which include nail and eye grooming tools such as clippers, scissors, files, tweezers and eye lash curlers. Revlon Beauty Tools are sold individually and in sets under the REVLON brand name and are the number one brand in the United States mass-market distribution channel.

         The Company's skin care products, including moisturizers, are sold under brand names including ETERNA 27, VITAMIN C ABSOLUTES, REVLON ABSOLUTES, ALMAY Kinetin, ALMAY MILK-PLUS, and ULTIMA II GLOWTION, ULTIMA II CHR, ULTIMA II LIGHTCAPTOR-C and VITAL RADIANCE. In addition, the Company sells skin care products in international markets under internationally recognized brand names and under various regional brands, including the Company's premium-priced JEANNE GATINEAU. In 2001, the Company launched ALMAY Kinetin Skincare Advanced Anti-Aging Series featuring Kinetin, a patented technology.

         Personal Care Products. The Company sells a broad line of personal care consumer products, which complements its core cosmetics lines and enables the Company to meet the consumer's broader beauty care needs. In the mass-market distribution channel, the Company sells haircare, antiperspirant and other personal care products, including the FLEX and AQUAMARINE haircare lines throughout the world and the BOZZANO and JUVENA brands in Brazil; as well as COLORSILK, FROST & GLOW and COLORSTAY hair coloring lines throughout most of the world; and the MITCHUM, LADY MITCHUM and HI & DRI antiperspirant brands throughout the world. The Company also markets hypo-allergenic personal care products, including moisturizers and antiperspirants, under the ALMAY brand. In 2001, the Company launched its HIGH DIMENSION hair color, a revolutionary 10-minute home permanent hair color, compared to many of our competitors' home permanent hair color which require two to three times as long.

         Fragrances. The Company sells a selection of moderately priced and premium-priced fragrances, including perfumes, eau de toilettes, colognes and body sprays. The Company's portfolio includes fragrances such as CHARLIE, CIARA, FIRE & ICE and ABSOLUTELY FABULOUS.

MARKETING

         The Company markets extensive consumer product lines at a range of retail prices primarily through the mass-market distribution channel and outside the U.S. also markets select premium lines through demonstrator-assisted channels. Each line is distinctively positioned and is marketed globally with consistently recognizable logos, packaging and advertising. The Company's existing product lines are carefully tailored, and new product lines are developed, to target specific consumer needs as measured by focus groups and other market research techniques.

         The Company undertook a comprehensive review of its advertising strategy in late 2000 and early 2001. This resulted in a shift from the historical use of an in-house advertising division to create and execute advertising to the use of outside agencies to develop advertising campaigns for a number of the Company's key new product launches and to bring new energy to the REVLON and ALMAY brands, respectively. Additionally in 2002 the Company will consolidate all of its advertising for the REVLON and ALMAY brands into a single advertising agency. The Company believes that this shift to a leading outside agency will increase the effectiveness and relevance of its worldwide advertising, as well as result in more efficient media placement.

         The Company uses print and television advertising and point-of-sale merchandising, including displays and samples. The Company's marketing emphasizes a uniform global image and product for its portfolio of core brands, including REVLON, COLORSTAY, REVLON AGE DEFYING, ALMAY, ULTIMA II, FLEX, CHARLIE, and MITCHUM. The Company coordinates advertising campaigns with in-store promotional and other marketing activities. The Company develops jointly with retailers carefully tailored advertising, point-of-purchase and other focused marketing programs. The Company uses network and spot television advertising, national cable advertising and print advertising in major general interest, women's fashion and women's service magazines, as well as coupons, magazine inserts and point-of-sale testers. The Company also uses cooperative advertising programs with some retailers, supported by Company-paid or Company-subsidized demonstrators, and coordinated in-store promotions and displays.

         The Company also has developed unique marketing materials such as the "Revlon Report," a glossy, color pamphlet distributed on merchandising units, which highlights seasonal and other fashion and color trends, describes the Company's products that address those trends and contains coupons, rebate offers and other promotional material to encourage consumers to try the Company's products. Other marketing materials designed to introduce the Company's newest products to consumers and encourage trial and purchase include point-of-sale testers on the Company's display units that provide information about, and permit consumers to test, the Company's products, thereby achieving the benefits of an in-store demonstrator without the corresponding cost, magazine inserts containing samples of the Company's newest products, trial-size products and "shade samplers," which are collections of trial-size products in different shades. Additionally, in 2001 the Company relaunched its website devoted to the REVLON brand, www.revlon.com, and launched a new website for its ALMAY product lineup, www.almay.com. Each of these websites feature current product and promotional information for the REVLON and ALMAY brands, respectively, and are updated regularly to stay current with the Company's new product launches and other advertising and promotional campaigns.

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

         As part of the Company's 2001 strategic plan, one of the Company's key objectives was to reinvigorate the Company's brands by developing a pipeline of innovative new products. In 2001, the Company created one of its most extensive line-ups of new products since the development and introduction of COLORSTAY in the mid-1990s, with major new product launches including: SKINLIGHTS skin brighteners, that brightens skin with sheer washes of color, which created an entirely new category in color cosmetics; ABSOLUTELY FABULOUS Lipcream, a new premium line of emollient-rich lip color; and SUPER TOP SPEED nail enamel, currently available in 48 shades, containing a patented speed drying polymer formula which sets in 60 seconds. In 2001, the Company launched ILLUMINANCE, an eye shadow that "brightens up eyes." Also in 2001, the Company launched ALMAY Kinetin Skincare Advanced Anti-Aging Series featuring Kinetin, in a patented technology, and HIGH DIMENSION hair color, a revolutionary 10-minute home permanent hair color, compared to many of the Company's competitors' home permanent hair color which require two to three times as long.

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

         As of December 31, 2001, the Company employed approximately 160 people in its research and development activities, including specialists in pharmacology, toxicology, chemistry, microbiology, engineering, biology, dermatology and quality control. In 2001, 2000 and 1999, the Company spent approximately $24.4 million, $27.3 million and $32.9 million, respectively, on research and development activities.

MANUFACTURING AND RELATED OPERATIONS AND RAW MATERIALS

         Since late 2000, the Company completed a number of measures related to rationalizing its global manufacturing capacity, which are designed to substantially reduce costs and increase operating efficiencies. The Company sold or closed approximately 55% of its manufacturing and distribution facility square footage, including:

         o the sale of the Company's Phoenix, Arizona facility in May 2001 (a portion of which the Company leased back through the end of 2001);

         o the shutdown of the Company's manufacturing facility in Mississauga, Canada;

         o the sale of the Company's manufacturing facility in Maesteg, Wales (UK) in July 2001; as part of this sale the Company entered into a long-term supply agreement with the purchaser pursuant to which the purchaser manufactures and supplies to the Company cosmetics and personal care products for sale throughout Europe;

         o the closure of the Company's manufacturing facilities in Auckland, New Zealand (which was completed in late 2000), which manufacturing activities were consolidated into the Company's facility in Australia; and

         o the sale of the Company's manufacturing facility in Sao Paulo, Brazil in July 2001 (which was completed as part of the sale of the Company's Colorama brand); as part of this sale the purchaser manufactures for the Company in Brazil.

         In connection with the sale of the Phoenix facility and the closing of the Canadian facility, the Company consolidated North American manufacturing into its Oxford, North Carolina facility, which consolidation was completed in late 2001. Revlon Beauty Tools for sale throughout the world are manufactured and/or assembled at the Company's Irvington, New Jersey facility.

         During 2001, cosmetics and personal care products also were produced at the Company's facilities in Venezuela, Brazil (which was sold as noted above), France and South Africa and personal care products in Mexico. The Company continually reviews its manufacturing needs against its manufacturing capacity for opportunities to reduce costs and produce more efficiently.

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

DISTRIBUTION

         The Company's products are sold in more than 100 countries across five continents. The Company's worldwide sales force had approximately 500 people as of December 31, 2001, including a dedicated sales force for cosmetics, skin care, fragrance and personal care products in the mass-market distribution channel in the U.S. In addition, the Company utilizes sales representatives and independent distributors to serve specialized markets and related distribution channels.

         United States and Canada. Net sales in the United States and Canada accounted for approximately 68% of the Company's 2001 net sales, a majority of which were made in the mass-market distribution channel. The Company also sells a broad range of consumer products to United States Government military exchanges and commissaries. The Company licenses its trademarks to select manufacturers for products that the Company believes have the potential to extend the Company's brand names and image. As of December 31, 2001, 11 licenses were in effect relating to 14 product categories to be marketed principally in the mass-market distribution channel. Pursuant to such licenses, the Company retains strict control over product design and development, product quality, advertising and use of its trademarks. These licensing arrangements offer opportunities for the Company to generate revenues and cash flow through royalties.

         As part of its strategy to increase consumption of the Company's products at retail, the Company has increased the number of retail merchandisers who stock and maintain the Company's point of sale retail displays to insure high selling SKUs are in stock and to insure the optimal presentation of the Company's product in retail outlets. Additionally, the Company has upgraded the technology available to its sales force to provide real-time information regarding inventory levels and other relevant information.

         The Company also intends to update its retail presence and is evaluating and testing in retail stores a new merchandising wall that is designed to help drive impulse purchases by consumers. The Company also intends to update the image of the REVLON brand through the introduction of new graphics and package designs.

         International. Net sales outside the United States and Canada accounted for approximately 32% of the Company's 2001 net sales. The ten largest countries in terms of these sales, which include the United Kingdom, Mexico, Australia, Brazil, France, South Africa, Venezuela, Hong Kong, Argentina and Italy, accounted for approximately 25% of the Company's net sales in 2001. The Company distributes its products through drug stores/chemists, hypermarkets/mass volume retailers and variety stores. The Company also distributes outside the United States through department stores and specialty stores such as perfumeries. At December 31, 2001, the Company actively sold its products through wholly-owned subsidiaries established in 20 countries outside of the United States and through a large number of distributors and licensees elsewhere around the world.

CUSTOMERS

         The Company's principal customers include large mass volume retailers and chain drug stores, including such well-known retailers as Wal-Mart, Target, Kmart, Walgreen, Rite Aid, CVS, Eckerd, Albertsons Drugs and Longs in the United States, Boots in the United Kingdom, and Wal-Mart internationally. Wal-Mart and its affiliates worldwide accounted for approximately 19.9% of the Company's 2001 consolidated net sales, before the EITF Issue 01-9 adjustment. As a result of the Company's dispositions of certain non-core assets, including certain international businesses, the Company expects that for future periods a small number of other customers will, in the aggregate, account for a large portion of the Company's net sales. Although the Company's loss of Wal-Mart or one or more other customers that may account for a significant portion of the Company's sales, or any significant decrease in sales to any of these customers, could have a material adverse effect on the Company's business, financial condition or results of operations. The Company has no reason to believe that any such loss of customer or decrease in sales will occur. In January 2002, Kmart Corporation filed a bankruptcy petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Less than 5% of the Company's 2001 net sales were made to Kmart. The Company plans to continue doing business with Kmart for the foreseeable future and accordingly, based upon the information currently available, believes that Kmart's bankruptcy proceedings will not have a material adverse effect on the Company's business, financial condition or results of operations.

COMPETITION

         The consumer products business is highly competitive, characterized by vigorous competition throughout the world. The Company competes on the basis of numerous factors, including brand recognition, product quality, performance and price and the extent to which consumers are educated on product benefits, each of which have a marked influence on consumers' choices among competing products and brands. Advertising, promotion, merchandising and packaging, and the timing of new product introductions and line extensions, also have a significant impact on buying decisions, and the structure and quality of the Company's sales force affect product reception, in-store position, permanent display space and inventory levels in retail outlets. The Company has experienced declines in its market shares in the U.S. mass market in various product categories since late 1998 and there can be no assurance that such declines will not continue. In addition, the Company competes in selected product categories against a number of multinational companies, some of which are larger and have substantially greater resources than the Company, and which may therefore have the ability to spend more aggressively on advertising and marketing and have more flexibility to respond to changing business and economic conditions than the Company. Certain of the Company's competitors have increased their spending on discounting and promotional activities in U.S. mass-market cosmetics. In addition to products sold in the mass-market and demonstrator-assisted distribution channels, the Company's products also compete with similar products sold door-to-door or through mail order or telemarketing by representatives of direct sales companies. The Company's principal competitors include L'Oreal S.A., The Procter & Gamble Company, Unilever N.V. and The Estee Lauder Companies Inc.

PATENTS, TRADEMARKS AND PROPRIETARY TECHNOLOGY

         The Company's major trademarks are registered in the United States and in well over 100 other countries, and the Company considers trademark protection to be very important to its business. Significant trademarks include REVLON, COLORSTAY, REVLON AGE DEFYING, SKINLIGHTS, ABSOLUTELY FABULOUS, HIGH DIMENSION, FROST & GLOW, ILLUMINANCE, FLEX, CUTEX (outside the U.S.), MITCHUM, ETERNA 27, ULTIMA II, ALMAY, ALMAY Kinetin, CHARLIE, JEAN NATE, FIRE & ICE, MOON DROPS, SUPER LUSTROUS, WONDERWEAR and COLORSILK.

         The Company utilizes certain proprietary or patented technologies in the formulation or manufacture of a number of the Company's products, including COLORSTAY lipcolor and cosmetics, COLORSTAY hair color, classic REVLON nail enamel, SKINLIGHTS skin brightener, HIGH DIMENSION hair color, SUPER TOP SPEED nail enamel, REVLON AGE DEFYING foundation and cosmetics, NEW COMPLEXION makeup, WONDERWEAR foundation and lipstick, ALMAY Kinetin skin care, TIME-OFF makeup, AMAZING LASTING cosmetics, ALMAY ONE COAT eye makeup and cosmetics and VITAL RADIANCE skin care products. The Company also protects certain of its packaging and component concepts through design patents. The Company considers its proprietary technology and patent protection to be important to its business.

GOVERNMENT REGULATION

         The Company is subject to regulation by the Federal Trade Commission and the Food and Drug Administration (the "FDA") in the United States, as well as various other federal, state, local and foreign regulatory authorities. The Oxford, North Carolina manufacturing facility is registered with the FDA as a drug manufacturing establishment, permitting the manufacture of cosmetics that contain over-the-counter drug ingredients such as sunscreens. Compliance with federal, state, local and foreign laws and regulations pertaining to discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, a material effect upon the capital expenditures, earnings or competitive position of the Company. State and local regulations in the United States that are designed to protect consumers or the environment have an increasing influence on the Company's product claims, contents and packaging.

INDUSTRY SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS

         The Company operates in a single segment. Certain geographic, financial and other information of the Company is set forth in Note 18 of the Notes to Consolidated Financial Statements of the Company.

EMPLOYEES

         As of December 31, 2001, the Company employed the equivalent of approximately 6,000 full-time persons. As of December 31, 2001, approximately 130 of such employees in the United States were covered by collective bargaining agreements. The Company believes that its employee relations are satisfactory. Although the Company has experienced minor work stoppages of limited duration in the past in the ordinary course of business, such work stoppages have not had a material effect on the Company's results of operations or financial condition.

ITEM 2. PROPERTIES

         The following table sets forth as of December 31, 2001 the Company's major manufacturing, research and warehouse/distribution facilities, all of which are owned except where otherwise noted.

                                                                                                APPROXIMATE FLOOR
LOCATION                              USE                                                          SPACE SQ. FT.
--------                              ---                                                          -------------
Oxford, North Carolina............... Manufacturing, warehousing, distribution and office            1,012,000
Edison, New Jersey................... Research and office (leased)                                     175,000
Irvington, New Jersey................ Manufacturing, warehousing and office                             96,000
Caracas, Venezuela................... Manufacturing, distribution and office                           145,000
Kempton Park, South Africa........... Warehousing, distribution and office (leased)                    127,000
Canberra, Australia.................. Warehousing, distribution and office                             125,000
Isando, South Africa................. Manufacturing, warehousing, distribution and office               94,000

         During 2001, Products Corporation sold or closed its facilities in Phoenix, Arizona and Mississauga, Canada (and consolidated the cosmetics manufacturing operations into the Company's Oxford, North Carolina facility), Maesteg, Wales (UK), Sao Paulo, Brazil, and New Zealand (see "Manufacturing and Related Operations and Raw Materials"). In addition to the facilities described above, the Company owns and leases additional facilities in various areas throughout the world, including the lease for the Company's executive offices in New York, New York (346,000 square feet, of which approximately 6,000 square feet were sublet to affiliates of the Company and approximately 171,000 square feet were sublet to unaffiliated third parties as of December 31, 2001). Management considers the Company's facilities to be well-maintained and satisfactory for the Company's operations, and believes that the Company's facilities and third party contractual supplier arrangements provide sufficient capacity for its current and expected production requirements.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Revlon, Inc. beneficially owns all of the outstanding shares of common stock, par value $1.00 per share, of Products Corporation. MacAndrews & Forbes Holdings Inc. ("MacAndrews Holdings"), a corporation wholly owned indirectly through Mafco Holdings Inc. ("Mafco Holdings" and, collectively with MacAndrews Holdings, "MacAndrews & Forbes"), which is indirectly wholly owned by Ronald O. Perelman, through REV Holdings, Inc. ("REV Holdings"), beneficially owns (i) 11,650,000 shares of the Class A Common Stock of Revlon, Inc. (representing approximately 57% of the outstanding shares of Class A Common Stock of Revlon, Inc.), (ii) all of the outstanding 31,250,000 shares of Class B Common Stock of Revlon, Inc., which together with the shares referenced in clause (i) above represent approximately 83% of the outstanding shares of Revlon, Inc. common stock, and (iii) all of the outstanding 4,333 shares of Series B Convertible Preferred Stock of Revlon, Inc. (each of which is entitled to 100 votes and each of which is convertible into 100 shares of Class A Common Stock, which conversion rights are subject to approval by Revlon, Inc.'s stockholders at its 2002 Annual Meeting of Stockholders). Based on the shares referenced in clauses
(i), (ii), and (iii) above, Mr. Perelman through Mafco Holdings (through REV Holdings) has approximately 97% of the combined voting power of the outstanding shares of Revlon, Inc. entitled to vote at its 2002 Annual Meeting of Stockholders. The remaining 8,866,135 shares of Revlon, Inc.'s Class A Common Stock outstanding at December 31, 2001 are owned by the public. No dividends were declared or paid during 2001 or 2000. The terms of the 2001 Credit Agreement, the 8 5/8% Notes, the 8 1/8% Notes, the 9% Notes (each as hereinafter defined) and the 12% Notes currently restrict the ability of Products Corporation to pay dividends or make distributions to Revlon, Inc. See the Consolidated Financial Statements of the Company and the Notes thereto.

ITEM 6. SELECTED FINANCIAL DATA

         The Consolidated Statements of Operations Data for each of the years in the five-year period ended December 31, 2001 and the Balance Sheet Data as of December 31, 2001, 2000, 1999, 1998 and 1997 are derived from the Consolidated Financial Statements of the Company, which have been audited by KPMG LLP, independent certified public accountants. The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                            YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------------------------------------
                                                   2001            2000              1999             1998            1997
                                                -----------     -----------       -----------      -----------     -----------
                                                                                 (IN MILLIONS)
STATEMENTS OF OPERATIONS DATA (a)(b)(c)(e):
Net sales .................................   $    1,321.5    $    1,447.8      $    1,709.9     $    2,149.7    $    2,156.4
Operating income (loss)....................           18.7 (d)        17.6 (f)        (210.8)(g)        126.2 (h)       215.4 (i)
(Loss) income from continuing operations...         (148.6)         (128.0)           (369.7)           (25.8)           57.8

                                                                                  DECEMBER 31,
                                                ------------------------------------------------------------------------------
                                                   2001            2000              1999             1998            1997
                                                -----------     -----------       -----------      -----------     -----------
                                                                                 (IN MILLIONS)
BALANCE SHEET DATA (b)(e):
Total assets...............................   $      991.4    $    1,104.2      $    1,560.6     $    1,831.7  $      1,759.3
Long-term debt, including current portion..        1,643.6         1,563.1           1,772.1          1,660.0         1,425.2
Total stockholder's deficiency.............       (1,288.8)       (1,104.3)         (1,013.2)          (647.0)         (457.0)

(a) In November 2001, the FASB Emerging Issues Task Force (the "EITF") reached consensus on EITF Issue 01-9 entitled, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" (the "Guidelines"), which addresses when sales incentives and discounts should be recognized, as well as where the related revenues and expenses should be classified in the financial statements. The Company adopted the earlier portion of these new Guidelines (formerly EITF Issue 00-14) addressing certain sales incentives effective January 1, 2001, and accordingly, all prior period financial statements reflect the implementation of the earlier portion of the Guidelines.

(b) In September 2001, Revlon, Inc. acquired from Holdings (as hereinafter defined) and contributed to Products Corporation all of the assets and liabilities of the Charles of the Ritz business. The transaction has been accounted for at historical cost in a manner similar to that of a pooling of interests and, accordingly, all prior period financials statements presented have been restated as if the acquisition took place at the beginning of such periods. (See Note 15 to the Consolidated Financial Statements).

(c) On July 16, 2001, the Company completed the disposition of the Colorama brand in Brazil. Accordingly, the selected financial data includes the results of operations of the Colorama brand through the date of disposition.

(d) Includes restructuring costs and other, net, and additional consolidation costs associated with the shutdown of the Phoenix and Canada facilities of $38.1 million and $43.6 million, respectively. (See Note 2 to the Consolidated Financial Statements).

(e) On March 30, 2000 and May 8, 2000, the Company completed the dispositions of its worldwide professional products line and the Plusbelle brand in Argentina, respectively. Accordingly, the selected financial data include the results of operations of the professional products line and the Plusbelle brand through the dates of their respective dispositions.

(f) Includes restructuring costs and other, net, and additional consolidation costs associated with the shutdown of the Phoenix facility of $54.1 million and $4.9 million, respectively. (See Note 2 to the Consolidated Financial Statements).

(g) Includes restructuring costs and other, net of $40.2 million and executive separation costs of $22.0 million. (See Note 2 to the Consolidated Financial Statements).

(h) Includes restructuring costs and other, net, aggregating $35.8 million.

(i) Includes restructuring costs and other, net, of $3.6 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN MILLIONS)

OVERVIEW

         The Company operates in a single segment and manufactures, markets and sells an extensive array of cosmetics and skin care, fragrances and personal care products. In addition, the Company has a licensing group.

         On March 30, 2000, May 8, 2000, and July 16, 2001 Products Corporation completed the dispositions of its worldwide professional products line, Plusbelle brand in Argentina and Colorama brand in Brazil, respectively. Accordingly, the Consolidated Condensed Financial Statements include the results of operations of the professional products line and the Plusbelle and Colorama brands through the dates of their respective dispositions.

         During the first quarter of 2001, to reflect the integration of management reporting responsibilities, the Company reclassified Canada's results from its international operations to its United States operations. Management's discussion and analysis data reflects this change for all periods presented.

         In November 2001, the EITF reached consensus on EITF Issue 01-9, which addresses when sales incentives and discounts should be recognized, as well as where the related revenues and expenses should be classified in the financial statements. The Company adopted the earlier portion of these new Guidelines (formerly EITF Issue 00-14) addressing certain sales incentives effective January 1, 2001, and accordingly, all prior period financial statements reflect the implementation of the earlier portion of the Guidelines.

          In September 2001, Revlon, Inc. acquired from Holdings and contributed to Products Corporation all of the assets and liabilities of the Charles of the Ritz business. The transaction has been accounted for at historical cost in a manner similar to that of a pooling of interests and, accordingly, all prior period financials statements presented have been restated as if the acquisition took place at the beginning of such periods.

Discussion of Critical Accounting Policies:

         In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Sales Returns:

         The Company allows customers to return their unsold products when they meet certain Company-established criteria as outlined in the Company's trade terms. The Company regularly reviews and revises when deemed necessary its estimates of sales returns based primarily upon actual returns, planned product discontinuances, and promotional sales, which would permit customers to return items based upon the Company's trade terms. The Company records estimated sales returns as a reduction to sales, cost of sales and accounts receivable and an increase to inventory. Cost of sales includes the cost of refurbishment of returned products. Returned products which are recorded as inventories are valued based upon expected realizablity. The physical condition and marketability of the returned products are the major factors considered by the Company in estimating realizable value. Actual returns, as well as realized values on returned products, may differ significantly, either favorably or unfavorably, from our estimates if factors such as economic conditions, customer inventory levels or competitive conditions differ from our expectations.

Trade Support Costs:

         In order to support the retail trade, the Company has various performance-based arrangements with retailers to reimburse them for all or a portion of their promotional activities related to the Company's products. The

Company regularly reviews and revises, when deemed necessary, estimates of costs to the Company for these promotions based on estimates of what has been incurred by the retailers. Actual costs incurred by the Company may differ significantly if factors such as the level and success of the retailers' programs or other conditions differ from our expectations.

Inventories:

         Inventories are stated at the lower of cost or market value. Cost is principally determined by the first-in, first-out method. The Company records adjustments to the value of inventory based upon its forecasted plans to sell its inventories. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

Property, Plant and Equipment and Other Assets:

         Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to the Company's business model or changes in the Company's capital strategy can result in the actual useful lives differing from the Company's estimates. In those cases where the Company determines that the useful life of property, plant and equipment should be shortened, the Company would depreciate the net book value in excess of the salvage value, over its revised remaining useful life thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or software or closing of facilities could result in shortened useful lives.

         Long-lived assets, including fixed assets and intangibles other than goodwill, are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. The Company's estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

Pension Benefits:

         The Company sponsors pension and other retirement plans in various forms covering substantially all employees who meet eligibility requirements. Several statistical and other factors which attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company, within certain guidelines. In addition, the Company's actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate these factors. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension expense recorded by the Company. Due to decreases in interest rates and declines in the income of assets in the plans, it is expected that the pension expense for 2002 will be significantly higher than in recent years.

RESULTS OF OPERATIONS

         In order to provide a more meaningful comparison of results from operations, the Company's discussion is presented on an ongoing operations basis. The following table sets forth certain summary unaudited data for the Company for each of the last three years reconciling the Company's actual as reported results to the ongoing operations, after giving effect to the following: (i) the disposition of the worldwide professional products line, and the Plusbelle and Colorama brands, assuming such transactions occurred on January 1, 1999; (ii) the elimination of restructuring costs in the period incurred; and (iii) the elimination of additional costs associated with the closing of the Phoenix and Canada facilities that were included in cost of sales and selling, general and administrative expenses ("SG&A") and executive severance costs that were included in selling, general and administrative expenses in the period incurred (after giving effect thereto, the "Ongoing Operations"). The adjustments are based upon available information and certain assumptions that our management believes are reasonable and do not represent pro forma adjustments prepared in accordance with Regulation S-X. The summary unaudited data for the Ongoing Operations does not purport to represent the results of operations or our financial position that actually would have occurred had the foregoing transactions referred to in (i) above been consummated on January 1, 1999.


YEAR ENDED DECEMBER 31, 2001:
---------------------------------------------------
                                                                           PRODUCT LINE,      RESTRUCTURING
                                                                             BRANDS AND         COSTS AND           ONGOING
                                                         AS REPORTED       FACILITIES SOLD      OTHER, NET         OPERATIONS
                                                        ---------------    ---------------    ---------------    ---------------
Net sales .........................................  $         1,321.5   $          (16.4)  $              -   $        1,305.1
Gross profit ......................................              777.3               (6.5)              38.2              809.0
Selling, general and administrative expenses.......              720.5               (9.1)              (5.4)             706.0
Restructuring costs and other, net ................               38.1                  -              (38.1)                 -



YEAR ENDED DECEMBER 31, 2000:
---------------------------------------------------
                                                                           PRODUCT LINE,      RESTRUCTURING
                                                                             BRANDS AND         COSTS AND           ONGOING
                                                         AS REPORTED       FACILITIES SOLD      OTHER, NET         OPERATIONS
                                                        ---------------    ---------------    ---------------    ---------------
Net sales .........................................  $         1,447.8   $         (144.1)  $              -   $        1,303.7
Gross profit ......................................              873.5              (77.8)               4.9              800.6
Selling, general and administrative expenses ......              801.8              (72.2)                 -              729.6
Restructuring costs and other, net ................               54.1                  -              (54.1)                 -


YEAR ENDED DECEMBER 31, 1999:
---------------------------------------------------
                                                                           PRODUCT LINE,      RESTRUCTURING
                                                                             BRANDS AND         COSTS AND           ONGOING
                                                         AS REPORTED       FACILITIES SOLD      OTHER, NET         OPERATIONS
                                                        ---------------    ---------------    ---------------    ---------------
Net sales .........................................  $         1,709.9   $         (441.1)  $              -   $        1,268.8
Gross profit ......................................              983.6             (261.3)                 -              722.3
Selling, general and administrative expenses ......            1,154.2             (231.8)             (22.0)             900.4
Restructuring costs and other, net ................               40.2               (3.9)             (36.3)                 -


YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

Net sales

         Net sales were $1,321.5 and $1,447.8 for 2001 and 2000, respectively, a decrease of $126.3, or 8.7% on a reported basis (a decrease of 6.0% on a constant U.S. dollar basis). The decline in consolidated net sales for year ended 2001 as compared with the year ended 2000 is primarily due to the sale of the worldwide professional products line and the Plusbelle brand in Argentina in the first and third quarters of 2000, respectively, and the Colorama brand in Brazil in July of 2001.

         Net sales of the Ongoing Operations were $1,305.1 and $1,303.7 for 2001 and 2000, respectively (an increase of 2.6% on a constant U.S. dollar basis).

         United States and Canada. Net sales in the United States and Canada were $901.0 for 2001 compared with $895.8 for 2000, an increase of $5.2, or 0.6%. Net sales of the Company's Ongoing Operations in the United States and Canada were $901.0 for 2001, compared with $860.1 for 2000, an increase of $40.9, or 4.8%. The increase for

2001 of 4.8%, was driven primarily by lower sales returns and allowances of $55.7 as a result of the Company's revised trade terms, which was partially offset by reduced sales volume of $14.8. This volume decline is net of $14.0 of increased sales in the fourth quarter of 2001 resulting from the decision by major U.S. retail customers to shift planned plan-o-gram timing for 2002 new products.

         International. Net sales in the Company's international operations were $420.5 for the 2001, compared with $552.0 for 2000, a decrease of $131.5, or 23.8% on a reported basis (a decrease of 17.7% on a constant U.S. dollar basis). The decline for year ended 2001 as compared with the year ended 2000 is primarily due to the sale of the worldwide professional products line and the Plusbelle brand in Argentina in 2000, respectively, and the Colorama brand in Brazil in July of 2001.

         Net sales in the Company's international Ongoing Operations ("Ongoing International Operations") were $404.1 and $443.6 for 2001 and 2000, respectively, a decrease of $39.5, or 8.9%, on a reported basis (a decrease of 2.4% on a constant U.S. dollar basis).

         Ongoing International Operations sales are divided by the Company into three geographic regions. In Europe and Africa, which comprises Europe, the Middle East and Africa, net sales decreased by 8.8% on a reported basis to $160.2 for 2001, as compared with 2000 (a decrease of 1.6% on a constant U.S. dollar basis). In Latin America, which comprises Mexico, Central America, South America and Puerto Rico, net sales decreased by 7.4% on a reported basis to $131.9 for 2001, as compared with 2000 (a decrease of 2.1% on a constant U.S. dollar basis). In the Far East, net sales decreased by 10.8% on a reported basis to $112.0 for 2001, as compared with 2000 (a decrease of 3.9% on a constant U.S. dollar basis). Net sales in the Company's international operations may be adversely affected by weak economic conditions, political uncertainties, adverse currency fluctuations, and competitive activities.

         The decrease in net sales for 2001, as compared to 2000, for Ongoing International Operations on a comparable currency basis, was primarily due to the increased competitive activity in Japan, Hong Kong and Australia (which factor the Company estimates contributed to an approximately 1.9% reduction in net sales), a reduction in sales volume in certain tourist related markets in Latin America (which factor the Company estimates contributed to an approximately 0.9% reduction in net sales), the conversion of an operation to a distributor in 2001 (which factor the Company estimates contributed to an approximately 0.9% reduction in net sales) and difficulties in the economy and increased sales returns in the Company's Argentine operation (which factor the Company estimates contributed to an approximately 1.4% reduction in net sales), offset by increased new products in China, Brazil, South Africa and Mexico (which factor the Company estimates contributed to an approximately 3.1% increase in net sales).

Gross profit

         Gross profit was $777.3 for 2001, compared with $873.5 for 2000. As a percentage of net sales, gross profit margins were 58.8% for 2001 compared with 60.3% for 2000. The decline in gross profit and gross profit margin in 2001 compared to 2000 is due to $38.2 ($6.1 of which represents increased depreciation recorded for the Phoenix facility - See Note 2) and $4.9 of additional consolidation costs associated with the shutdown of the Phoenix and Canada facilities in 2001 and 2000, respectively. This decline is partially offset by the improvement in sales returns and allowances and the dispositions of lower margin businesses. Gross profit and gross profit margin for Ongoing Operations were $809.0 and 62.0%, respectively, in 2001 compared with gross profit and gross profit margin of $800.6 and 61.4% in 2000. The increase in gross profit margin for 2001 is primarily related to the improvement in sales returns and allowances versus 2000.

SG&A expenses

         SG&A expenses were $720.5 for 2001, compared with $801.8 for 2000. SG&A expenses for the Ongoing Operations, which excludes $5.4 of additional consolidation costs associated with the shutdown of the Phoenix and Canada facilities in 2001, were $706.0 for 2001, compared with $729.6 for 2000. The decrease in SG&A expenses for our Ongoing Operations for 2001, as compared to the comparable 2000 period, is due primarily to the reduction of departmental general and administrative expenses from $330.4 in 2000 to $280.4 for 2001 as a result of the Company's restructuring efforts, partially offset by an increase in brand support expenses from $332.9 for the 2000 to $350.7 for 2001.

Restructuring costs

         In the first quarter of 2000, the Company recorded a charge of $9.5 relating to the 1999 restructuring program that began in the fourth quarter of 1999. The Company continued to implement the 1999 restructuring program during the second quarter of 2000 during which it recorded a charge of $5.1.

         During the third quarter of 2000, the Company continued to re-evaluate its organizational structure. As part of this re-evaluation, the Company initiated a new restructuring program in line with the original restructuring plan developed in late 1998, designed to improve profitability by reducing personnel and consolidating manufacturing facilities. The Company recorded a charge of $13.7 in the third quarter of 2000 for programs begun in such quarter, as well as for the expanded scope of programs previously commenced. The 2000 restructuring program focused on the Company's plans to close its manufacturing operations in Phoenix, Arizona and Mississauga, Canada and to consolidate its cosmetics production into its plant in Oxford, North Carolina. The 2000 restructuring program also includes the remaining obligation for excess leased real estate in the Company's headquarters, consolidation costs associated with the Company closing its facility in New Zealand, and the elimination of several domestic and international executive and operational positions, each of which were effected to reduce and streamline corporate overhead costs. In the fourth quarter of 2000, the Company recorded a charge of $25.8 related to the 2000 restructuring program, principally for additional employee severance and other personnel benefits and to consolidate worldwide operations.

         In the first, second, third and fourth quarters of 2001, the Company recorded charges of $14.6, $7.9, $3.0 and $12.6, respectively, related to the 2000 restructuring program, principally for additional employee severance and other personnel benefits, relocation and other costs related to the consolidation of worldwide operations. The charge in the fourth quarter of 2001 also was for an adjustment to previous estimates of approximately $6.6.

         The Company anticipates annualized savings of approximately $25 to $30 relating to the restructuring charges recorded during 2001.

Other expenses (income)

         Interest expense was $140.5 for 2001 compared with $144.5 for 2000. The decrease in interest expense for 2001, as compared to 2000, is primarily due to the repayment of borrowings under the 1997 Credit Agreement with the net proceeds from the disposition of the worldwide professional products line, the Plusbelle brand in Argentina and the Colorama brand in Brazil and by lower interest rates under the Credit Agreement, partially offset by interest on the 12% Notes (which were issued in November 2001).

Sale of product line, brands and facilities, net

         Described below are the principal sales of certain brands and facilities entered into by Products Corporations during 2001:

         In December 2001, Products Corporation sold a facility in Puerto Rico for approximately $4. In connection with such disposition, the Company recorded a pre-tax and after-tax gain on the sale of $3.1 in the fourth quarter of 2001.

         In July 2001, Products Corporation completed the disposition of the Colorama brand of cosmetics and hair care products, as well as Products Corporation's manufacturing facility located in Sao Paulo, Brazil, for approximately $57. Products Corporation used $22 of the net proceeds, after transaction costs and retained liabilities, to permanently reduce commitments under the 1997 Credit Agreement. In connection with such disposition, the Company recognized a pre-tax and after-tax loss of $6.7.

         In July 2001, Products Corporation completed the disposition of its subsidiary that owned and operated its manufacturing facility in Maesteg, Wales
(UK), including all production equipment. As part of this sale, Products Corporation entered into a long-term supply agreement with the purchaser pursuant to which the purchaser manufactures and supplies to Products Corporation cosmetics and personal care products for sale throughout Europe. The purchase price was approximately $20.0, $10.0 of which was received on the closing date and $10.0 is to be received over a six-year period, a portion of which is contingent upon certain future events. In connection with such disposition, the Company recognized a pre-tax and after-tax loss of $8.6.

         In May 2001, Products Corporation sold its Phoenix, Arizona facility for approximately $7 and leased it back through the end of 2001. After recognition of increased depreciation in the first quarter of 2001, the Company recorded a loss on the sale of $3.7 in the second quarter of 2001, which is included in SG&A expenses.

         In April 2001, Products Corporation sold land in Minami Aoyama near Tokyo, Japan and related rights for the construction of a building on such land (the "Aoyama Property") for approximately $28. In connection with such disposition, the Company recognized a pre-tax and after-tax loss of $0.8 during the second quarter of 2001.

Provision for income taxes

         The provision for income taxes was $4.0 for 2001 compared with $8.6 for 2000. The decrease in the provision for income taxes for 2001, as compared 2000, was attributable to adjustments to certain deferred tax assets and higher taxes associated with the worldwide professional products line in the first quarter of 2000 and lower taxable income in 2001 in certain markets outside the United States.

Extraordinary item

         The extraordinary loss of $3.6 (net of taxes) in 2001 resulted primarily from the write-off of financing costs in connection with the 2001 Refinancing Transactions.

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

Net sales

         Net sales were $1,447.8 and $1,709.9 for 2000 and 1999, respectively, a decrease of $262.1, or 15.3% on a reported basis (a decrease of 12.8% on a constant U.S. dollar basis). The decline in consolidated net sales for the year 2000 as compared with 1999 is primarily due to the sale of the worldwide professional products line and the Plusbelle brand in Argentina.

         Net sales of the Ongoing Operations were $1,303.7 and $1,268.8 for 2000 and 1999, respectively, an increase of $34.9, or 2.8% on a reported basis (an increase of 4.9% on a constant U.S. dollar basis).

         United States and Canada. Net sales in the United States and Canada were $895.8 for 2000 compared with $954.8 for 1999, a decrease of $59.0, or 6.2%. Net sales of the Company's Ongoing Operations in the United States and Canada were $860.1 for 2000 compared with $796.2 for 1999, an increase of $63.9, or 8.0%. The increase in net sales is primarily due to a decline in sales returns and allowances for 2000 of $174.2. This decline was partially offset by $110.3 of lower shipments due to (i) a reduction of overall U.S. customer inventories, and (ii) reduced consumer demand for the Company's cosmetics due in part to fewer new product introductions in 2000 compared to 1999.

         International. Net sales in the Company's international operations were $552.0 for 2000, compared with $755.1 for 1999, a decrease of $203.1, or 26.9%
on a reported basis (a decrease of 22.1% on a constant U.S. dollar basis). The decrease was primarily due to the sale of the worldwide professional products line and the Plusbelle brand in Argentina.

         Net sales of the Company's Ongoing International Operations were $443.6 and $472.6 for 2000 and 1999, respectively, a decrease of $29.0, or 6.1%, on a reported basis (a decrease of 0.9% on a constant U.S. dollar basis).

         Ongoing International Operations sales are divided by the Company into three geographic regions. In Europe and Africa, which comprises Europe, the Middle East and Africa, net sales decreased by 9.2% on a reported basis to $175.7 for 2000, as compared with 1999 (an increase of 0.2% on a constant U.S. dollar basis). In Latin America, which comprises Mexico, Central America, South America and Puerto Rico, net sales increased by 3.4% on a reported basis to $142.4 for 2000, as compared with 1999 (a increase of 3.8% on a constant U.S. dollar basis). In the Far East, net sales decreased by 11.2% on a reported basis to $125.5 for 2000, as compared with 1999 (a decrease of 7.2% on a constant U.S. dollar basis). Net sales in the Company's international operations may be adversely affected by weak economic conditions, political and economic uncertainties, adverse currency fluctuations, and competitive activities.

         The decrease in net sales for 2000, as compared to 1999 for Ongoing International Operations on a comparable currency basis, was primarily due to a reduction in sales volume in Japan, Hong Kong and France due to the exit of certain product lines (which factor the Company estimates contributed to approximately 2.9% of the decrease in net sales on a constant U.S. dollar basis), offset by increased new product and promotional activity in South Africa, Mexico, Brazil, Argentina and Italy.

Gross profit

         Gross profit was $873.5 for 2000, compared with $983.6 for 1999. As a percentage of net sales, gross profit margins were 60.3% for 2000 compared with 57.5% for 1999. Gross profit and gross profit margin for the Ongoing Operations, which excludes $4.9 of additional costs associated with the consolidation of worldwide operations, were $800.6 and 61.4%, respectively, in 2000 compared with gross profit and gross profit margin of $722.3 and 56.9%, respectively, in 1999. The increase in gross profit margin for 2000 is primarily related to the improvement in sales returns and allowances versus 1999. This improvement was partially offset by a 4.4% increase in manufacturing costs as a percentage of net shipments due to lower shipments in the U.S. as discussed above.

SG&A expenses

         SG&A expenses were $801.8 for 2000, compared with $1,154.2 for 1999. As a percentage of net sales, SG&A expenses were 55.4% for 2000 compared with 67.5% for 1999. SG&A expenses for the Ongoing Operations, which excludes $22 of separation costs of various executives terminated in 1999, were $729.6 in 2000, or 56.0% percent of net sales, compared with $900.4 or 71.0% of net sales in 1999. The decrease in SG&A expenses as a percentage of net sales during 2000 primarily reflects reduced brand support as a percentage of net sales from 33.8% in 1999 to 25.5% in 2000 and a decline in departmental and other SG&A expenses of $67.6 or 17.1 % primarily due to the favorable impact of the Company's restructuring efforts.

Restructuring costs and other, net

         In late 1998, the Company developed a strategy to reduce overall costs and streamline operations. To execute against this strategy, the Company began to develop a restructuring plan and executed the plan in several phases, which has resulted in several restructuring charges being recorded.

         In the fourth quarter of 1998, the Company began to execute the 1998 restructuring program which was designed to realign and reduce personnel, exit excess leased real estate, realign and consolidate regional activities, reconfigure certain manufacturing operations and exit certain product lines. During the nine-month period ended September 30, 1999, the Company continued to execute the 1998 restructuring program and recorded an additional net charge of $20.5 principally for employee severance and other personnel benefits and obligations for excess leased real estate primarily in the United States. Additionally, in 1999, the Company exited a non-core business for which it recorded a charge of $1.6, which was included in restructuring costs and other, net.

         In the fourth quarter of 1999, the Company continued to restructure its organization and began a new program in line with its original restructuring plan developed in late 1998, principally for additional employee severance and other personnel benefits and to restructure certain operations outside the United States, including certain operations in Japan, resulting in a charge of $18.1. Additionally, during the fourth quarter of 1999 the Company recorded a charge of $22.0 for executive separation costs to SG&A related to this new program. In the first quarter of 2000, the Company recorded a charge of $9.5 relating to the 1999 restructuring program that began in the fourth quarter of 1999. The Company continued to implement the 1999 restructuring program during the second quarter of 2000 during which it recorded a charge of $5.1.

         During the third quarter of 2000, the Company continued to re-evaluate its organizational structure. As part of this re-evaluation, the Company initiated a new restructuring program in line with the original restructuring plan developed in late 1998, designed to improve profitability by reducing personnel and consolidating manufacturing facilities. The Company recorded a charge of $13.7 in the third quarter of 2000 for programs begun in such quarter, as well as the expanded scope of programs previously commenced. The 2000 restructuring program focused on the Company's plans to close its manufacturing operations in Phoenix, Arizona and Mississauga, Canada and to consolidate its cosmetics production into its plant in Oxford, North Carolina. The 2000 restructuring program also includes the remaining obligation for excess leased real estate in the Company's headquarters, consolidation costs associated with the Company closing its facility in New Zealand, and the elimination of several domestic and international executive and operational positions, each of which were effected to reduce and streamline corporate overhead costs. In the fourth quarter of 2000, the Company recorded a charge of $25.8 related to the 2000 restructuring program, principally for additional employee severance and other personnel benefits and to consolidate worldwide operations.

Other expenses (income)

         Interest expense was $144.5 for 2000 compared with $147.9 for 1999. The decrease in interest expense for 2000 as compared with 1999 is primarily due to the repayment of borrowings under the 1997 Credit Agreement with the net proceeds from the disposition of the worldwide professional product line and the Plusbelle brand in Argentina, partially offset by higher interest rates under the 1997 Credit Agreement.

         Foreign currency losses (gains), net, were $1.6 for 2000 compared with $(0.5) for 1999. Foreign currency losses, net for 2000, consisted primarily of losses in certain markets in Latin America.

Sale of product line, brands and facilities, net

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

Financial Condition, Liquidity and Capital Resources

         Net cash used for operating activities was $86.5, $84.0 and $81.7 for 2001, 2000 and 1999, respectively. The slight increase in net cash used for operating activities for 2001 compared to 2000 resulted primarily from a higher net loss and changes in working capital, partially offset by lower purchases of permanent displays. The slight increase in net cash used for operating activities for 2000 compared with 1999 resulted primarily from changes in working capital, partially offset by a lower net loss and lower purchases of permanent displays.

         Net cash provided by (used for) investing activities was $87.2, $322.1 and $(40.7) for 2001, 2000 and 1999, respectively. Net cash provided by investing activities for 2001 consisted of net proceeds from the sale of the Company's Colorama brand in Brazil, the Company's subsidiary in Maesteg, Wales
(UK), the Aoyama Property in Japan, the Phoenix facility and a facility in Puerto Rico, partially offset by capital expenditures. Net cash provided by investing activities for 2000 consisted of proceeds from the sale of the Company's worldwide professional products line and the Plusbelle brand in Argentina, partially offset by cash used for capital expenditures. Net cash used for investing activities in 1999 related principally to capital expenditures. Net cash used for investing activities for

2001, 2000 and 1999 included capital expenditures of $15.1, $19.0 and $42.3, respectively. Investing activities in 1999 included substantial upgrades to the Company's management information systems.

         Net cash provided by (used for) financing activities was $46.3, $(203.7) and $117.4 for 2001, 2000 and 1999, respectively. Net cash provided by financing activities for 2001 included cash drawn under the 2001 and 1997 Credit Agreements and proceeds from the issuance of the 12% Notes, partially offset by the repayment of borrowings under the 1997 Credit Agreement (as hereinafter defined) with the net proceeds from the disposition of the Colorama brand in Brazil, and subsequently with proceeds from the issuance of the 12% Notes and proceeds from the 2001 Credit Agreement and payment of debt issuance costs in connection with the issuance of the 12% Notes and the 2001 Credit Agreement (as hereinafter defined). Net cash used for financing activities for 2000 included repayments of borrowings under the Credit Agreement with the net proceeds from the disposition of the worldwide professional products line and the Plusbelle brand in Argentina and the repayment of Products Corporation's Japanese yen-denominated credit agreement (the "Yen Credit Agreement"), partially offset by cash drawn under the 1997 Credit Agreement. Net cash provided by financing activities for 1999 included cash drawn under the 1997 Credit Agreement, partially offset by repayments of borrowings under the Credit Agreement, redemption of the Products Corporation's 9 1/2% Senior Notes due 1999 and repayments under the Yen Credit Agreement.

         On November 26, 2001, Products Corporation issued and sold $363 in aggregate principal amount of 12% Notes in a private placement, receiving gross proceeds of $350.5. Products Corporation used the proceeds from the 12% Notes and borrowings under the 2001 Credit Agreement to repay outstanding indebtedness under Products Corporation's 1997 Credit Agreement and to pay fees and expenses incurred in connection with the 2001 Refinancing Transactions, and the balance is available for general corporate purposes. On or before February 25, 2002, Products Corporation expects to file a registration statement with the Commission with respect to the Exchange Offer.

         On November 30, 2001, Products Corporation entered into the 2001 Credit Agreement with a syndicate of lenders, whose individual members change from time to time, which agreement amended and restated the credit agreement entered into by Products Corporation in May 1997 (as amended, the "1997 Credit Agreement"; the 2001 Credit Agreement and the 1997 Credit Agreement are sometimes referred to as the "Credit Agreement"), and which matures on May 30, 2005. As of December 31, 2001, the 2001 Credit Agreement provided up to $250.0, which is comprised of a $117.9 term loan facility (the "Term Loan Facility") and a $132.1 multi-currency revolving credit facility (the "Multi-Currency Facility"). At December 31, 2001, the Term Loan Facility was fully drawn and $103.5 was available under the Multi-Currency Facility, including the letters of credit. The 2001 Credit Agreement contains minimum EBITDA levels for the four consecutive quarters ending March 31, 2002 of $180, June 30, 2002 through September 30, 2002 of $185, December 31, 2002 through September 30, 2003 of $210, December 31, 2003 through September 30, 2004 of $230 and December 31, 2004 and thereafter of $250, as well as leverage ratio and capital expenditure covenants and, negative covenants consistent with the 1997 Credit Agreement with certain exceptions. The Credit Facilities (other than loans in foreign currencies) bear interest as of December 31, 2001 at a rate equal to, at Products Corporation's option, either (A) the Alternate Base Rate plus 3.75% (which was 4.75% at December 31, 2001); or (B) the Eurodollar Rate plus 4.75% (which was 3.00% at December 31, 2001), which margins are higher than those under the 1997 Credit Agreement. Loans in foreign currencies bear interest in certain limited circumstances or if mutually acceptable to Products Corporation and the relevant foreign lenders at the Local Rate and otherwise at the Eurocurrency Rate, in each case plus 4.75% (which was 3.49% at December 31,
2001). Products Corporation pays a commitment fee of 0.75% of the average daily unused portion of the Multi-Currency Facility. Under the Multi-Currency Facility, the Company pays (i) to foreign lenders a fronting fee of 0.25% per annum on the aggregate principal amount of specified Local Loans (which fee is retained by the foreign lenders out of the portion of the Applicable Margin payable to such foreign lender), (ii) to foreign lenders an administrative fee of 0.25% per annum on the aggregate principal amount of specified Local Loans,
(iii) to the multi-currency lenders a letter of credit commission equal to (a) the Applicable Margin for Eurodollar Rate loans (adjusted for the term that the letter of credit is outstanding) times (b) the aggregate undrawn face amount of letters of credit and (c) to the issuing lender a letter of credit fronting fee of 0.25% per annum of the aggregate undrawn face amount of letters of credit (which fee is a portion of the Applicable Margin).

         The Company's principal sources of funds are expected to be cash flow generated from operations (before interest), cash on hand and available borrowings under the Multi-Currency Facility of the 2001 Credit Agreement. The Credit Agreement, Products Corporation's 12% Notes, Products Corporation's
8 5/8% Notes due 2008 (the "8 5/8% Notes"), Products Corporation's 8 1/8% Notes due 2006 (the "8 1/8% Notes") and Products Corporation's 9%

Notes due 2006 (the "9% Notes") contain certain provisions that by their terms limit Products Corporation's and/or its subsidiaries' ability to, among other things, incur additional debt. The Company's principal uses of funds are expected to be the payment of operating expenses, working capital, purchases of permanent displays and capital expenditure requirements, expenses in connection with the Company's restructuring programs referred to above and debt service payments.

         The Company estimates that cash payments related to the restructuring programs referred to in Note 2 to the Consolidated Financial Statements and executive separation costs will be $20 to $25 in 2002. Pursuant to a tax sharing agreement, Products Corporation may be required to make tax sharing payments to Revlon, Inc. (which in turn may be required to make tax sharing payments to Mafco Holdings) as if Products Corporation were filing separate income tax returns, except that no payments are required by Products Corporation (or Revlon, Inc.) if and to the extent that Products Corporation is prohibited under the Credit Agreement from making tax sharing payments to Revlon, Inc. The Credit Agreement prohibits Products Corporation from making any tax sharing payments other than in respect of state and local income taxes. Products Corporation currently anticipates that, as a result of net operating tax losses and prohibitions under the Credit Agreement, no cash federal tax payments or cash payments in lieu of federal taxes pursuant to the tax sharing agreement will be required for 2002.

         Products Corporation enters into forward foreign exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. There were no forward foreign exchange or option contracts outstanding at December 31, 2001.

         The Company expects that cash flows from operations before interest, cash on hand and available borrowings under the Multi-Currency Facility of the 2001 Credit Agreement will be sufficient to enable the Company to meet its anticipated cash requirements during 2002 on a consolidated basis, including for debt service and expenses in connection with the Company's restructuring programs. However, there can be no assurance that the combination of cash flow from operations, cash on hand and available borrowings under the Multi-Currency Facility of the 2001 Credit Agreement will be sufficient to meet the Company's cash requirements on a consolidated basis. Additionally, in the event of a decrease in demand for its products or reduced sales, such development, if significant, could reduce the Company's cash flow from operations and could adversely affect the Company's ability to achieve certain financial covenants under the 2001 Credit Agreement, including the minimum EBITDA covenant, and in such event the Company could be required to take measures, including reducing discretionary spending. If the Company is unable to satisfy such cash requirements, the Company could be required to adopt one or more alternatives, such as reducing or delaying purchases of permanent displays, reducing or delaying capital expenditures, delaying or revising restructuring programs, restructuring indebtedness, selling assets or operations, or seeking capital contributions or loans from Revlon, Inc. or other affiliates of the Company. Products Corporation has received a commitment from an affiliate that is prepared to provide, if necessary, additional financial support to Products Corporation of up to $40 on appropriate terms through December 31, 2003. There can be no assurance that any of such actions could be effected, that they would enable the Company to continue to satisfy its capital requirements or that they would be permitted under the terms of the Company's various debt instruments then in effect. The terms of the Credit Agreement, the 12% Notes, the 8 5/8% Notes, the 8 1/8% Notes and the 9% Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting, regulatory fees such as Commission filing fees and other miscellaneous expenses related to being a public holding company and, subject to certain limitations, to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Revlon, Inc. Amended and Restated 1996 Stock Plan (the "Amended Stock Plan").

         The Company is currently developing and testing a new design for its permanent display units and, subject to a number of factors including results from tests, the Company currently plans to begin installing them at certain customers' doors during 2002. If we proceed with such installation, we may need to accelerate the amortization of our existing display units beginning in 2002. The scope of any display unit replacements has not yet been determined and, therefore, the amount of additional amortization cannot be precisely calculated. However, we estimate if we proceed with the installation of new displays that additional amortization will be in the range of $12 to $18 during 2002. The Company estimates that purchases of permanent displays for 2002 will be $45 to $60.

         Additionally, the Company is evaluating its management information systems to determine if the current system should be replaced with an Enterprise Resource Planning ("ERP") System intended to provide benefits to the Company in excess of the related purchase and implementation costs. If we determine to implement the ERP System, certain existing information systems would be amortized on an accelerated basis. Based upon the estimated time required to implement an ERP System, the Company currently estimates that it would record additional amortization of its current information system in the range of $15 to $25 during 2002 if it proceeds with the implementation of an ERP System. The Company estimates that capital expenditures for 2002 will be $15 to $25.

         In the first quarter of 2002, the Company expects to record a charge of approximately $6 related to separation costs for certain former senior executives of the Company.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The SEC has encouraged all public companies to aggregate all contractual commitments and commercial obligations that affect financial condition and liquidity as of December 31, 2001. To respond to this, the Company has included the following table:

------------------------------------------------------------------------------------------------------------------
                                                            PAYMENTS DUE BY PERIOD
                                                             (DOLLARS IN MILLIONS)
------------------------------------------------------------------------------------------------------------------
     CONTRACTUAL OBLIGATIONS               TOTAL      LESS THAN 1 YEAR   1-3 YEARS      4-5 YEARS    AFTER 5 YEARS
------------------------------------------------------------------------------------------------------------------
         LONG-TERM DEBT                  $1,643.6          $1.3           $492.8         $499.6          $649.9
------------------------------------------------------------------------------------------------------------------

   CAPITAL LEASE OBLIGATIONS               Nil             Nil             Nil             Nil            Nil
------------------------------------------------------------------------------------------------------------------

        OPERATING LEASES                   67.1            26.1            23.1            7.0            10.9
------------------------------------------------------------------------------------------------------------------

UNCONDITIONAL PURCHASE OBLIGATIONS      194.5 (a)          52.8            69.5           41.8            30.4
------------------------------------------------------------------------------------------------------------------

  OTHER LONG-TERM OBLIGATIONS            33.4 (b)          16.2            11.5            1.5             4.2
------------------------------------------------------------------------------------------------------------------

TOTAL CONTRACTUAL CASH OBLIGATIONS       $1,938.6         $96.4           $596.9         $549.9          $695.4
------------------------------------------------------------------------------------------------------------------

(a) Includes primarily $145.5 relating to fixed annual purchase commitments over the eight-year term of the supply agreement which the Company entered into in connection with the sale of its manufacturing facility in Maesteg, Wales (UK), $13.4 relating to fixed purchase commitments under an agreement which the Company entered into in connection with the sale of the Company's manufacturing facility in Sao Paulo, Brazil, and the balance of $35.6 consists of other fixed purchase commitments for finished goods, raw materials and components.

(b) Such amounts exclude severance and other contractual commitments related to restructuring, which are discussed under "Restructuring Costs".

EURO CONVERSION

         As part of the European Economic and Monetary Union, a single currency (the "Euro") has replaced the national currencies of the principal European countries (other than the United Kingdom) in which the Company conducts business and manufacturing. The conversion rates between the Euro and the participating nations' currencies were fixed as of January 1, 1999, with the participating national currencies being removed from circulation between January 1, 2002 and June 30, 2002 and replaced by Euro notes and coinage. Under the regulations governing the transition to a single currency, there is a "no compulsion, no prohibition" rule, which states that no one can be prevented from using the Euro after January 1, 2002 and no one is obliged to use the Euro before July 2002. In keeping with this rule, the Company expects to begin using the Euro for invoicing and payments by the end of the second quarter of 2002. Based upon the information currently available, the Company does not expect that the transition to the Euro will have a material adverse effect on the business or consolidated financial condition of the Company.

EFFECT OF NEW ACCOUNTING STANDARDS

         In November of 2001, the EITF reached consensus on the Guidelines, the second portion of which (formerly EITF Issue 00-25) addresses vendor income statement characterization of consideration to a purchaser of the vendor's products or services, including the classification of slotting fees, cooperative advertising arrangements and buy-downs. Certain promotional payments that are currently classified in SG&A expenses will be classified as a reduction of net sales. The impact of the adoption of the second portion of the Guidelines on the consolidated financial statements will reduce both net sales and SG&A expenses by equal and offsetting amounts of $43.9 in 2001, $38.4 in 2000 and $80.1 in 1999, respectively. The adoption will not have any impact on the Company's reported operating income or net loss. The Company has adopted the second portion of the Guidelines effective January 1, 2002.

         In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that must be met in order for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company adopted the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002.

         As of January 1, 2002, the Company expects to have unamortized goodwill in the amount of approximately $186, and unamortized identifiable intangible assets in the amount of approximately $13. Amortization expense related to goodwill was $7.1 for the year ended December 31, 2001. Any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. The Company has made a preliminary estimate of the impact of these Statements and has determined that these Statements will not have a significant effect from impairment on its financial statements.

         In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. Statement 143 requires recording the fair market value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets is incurred. The Statement also requires recording the contra asset to the initial obligation as an increase to the carrying amount of the related long-lived asset and depreciation of that cost over the life of the asset. The liability is then increased at the end of each period to reflect the passage of time and changes in the initial fair value measurement. The Company is required to adopt the provisions of Statement 143 effective January 1, 2003 and has not yet determined the extent of its impact, if any.

         In October 2001, the FASB issued Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held for sale. The Company has adopted the provisions of Statement 144 effective January 1, 2002 and such adoption did not have a significant effect on its financial statements.

FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K for the year ended December 31, 2001, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates (whether qualitative or quantitative) as to: the introduction of new products; the Company's plans to update its retail presence, evaluate, test and install new display walls (and the Company's estimates of the costs of such new displays, the effects of such plans on the accelerated amortization of existing displays and the estimated amount of such amortization) and the

         Company's plans to update the image of the Revlon brand through the introduction of new graphics and package designs; its future financial performance; the effect on sales of political and/or economic conditions, adverse currency fluctuations and competitive activities; the possible implementation of a new ERP System, the costs and benefits of such system and the effects of the adoption of such system on the accelerated amortization of existing information systems if the Company proceeds with such system; restructuring activities, restructuring costs, the timing of such payments and annual savings and other benefits from such activities; the charges, the cash cost and the savings resulting from plant shutdowns, dispositions and outsourcing; the effects of revised trade terms for its U.S. customers, including reduced returns; cash flow from operations, cash on hand and availability of borrowings under the 2001 Credit Agreement, the sufficiency of such funds to satisfy the Company's cash requirements in 2002, and the availability of funds from capital contributions or loans from Revlon, Inc. or other affiliates of the Company; uses of funds, including for the purchases of permanent displays, capital expenditures (and the Company's estimates of the amounts of such expenses) and restructuring costs (and the Company's estimates of the amounts of such costs); the availability of raw materials and components and, with respect to Europe, products, including that the Company's facilities and third party contractual supplier arrangements will provide sufficient capacity for the Company's current and expected production requirements; matters concerning market-risk sensitive instruments; the effects of transition to the Euro; the effects of the adoption of certain accounting principles, including the Company's estimates of the amounts of unamortized goodwill and identifiable intangible assets; and the effects of the loss of one or more customers, including, without limitation, Wal-Mart, and the status of the Company's relationship with its customers. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as "believes," "expects," "estimates," "projects," "forecast," "may," "will," "should," "seeks," "plans," "scheduled to," "anticipates" or "intends" or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions. Forward-looking statements speak only as of the date they are made, and except for the Company's ongoing obligations to disclose material information under the U.S. federal securities laws, the Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any additional disclosures the Company makes in its Quarterly Reports on Form 10-Q, Annual Report on Form 10-K and Current Reports on Form 8-K to the Commission (which, among other places, can be found on the Commission's website at http://www.sec.gov), as well as on the Company's website at www.revloninc.com. The information available from time to time on such website shall not be deemed incorporated by reference into this Annual Report on Form 10-K. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. In addition to factors that may be described in the Company's filings with the Commission, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (i) difficulties or delays in developing and introducing new products or failure of customers to accept new product offerings; (ii) difficulties or delays or unanticipated costs associated with the Company's test and possible implementation of new display walls and new graphics and package designs; (iii) changes in consumer preferences, including reduced consumer demand for the Company's color cosmetics and other current products; (iv) effects of and changes in political and/or economic conditions, including inflation and monetary conditions, and in trade, monetary, fiscal and tax policies in international markets; (v) actions by competitors, including business combinations, technological breakthroughs, new product offerings, promotional spending and marketing and promotional successes, including increases in market share; (vi) unanticipated costs or difficulties or delays in completing projects associated with the Company's strategic plan, including in connection with the implementation of a new ERP System; (vii) difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company's restructuring activities; (viii) difficulties or delays in implementing, higher than expected charges and cash costs or lower than expected savings from the shutdown, disposition, outsourcing and consolidation of manufacturing operations; (ix) difficulties or delays in achieving the intended results of the revised trade terms, including, without limitation, lower returns or unexpected consequences from the revised trade terms including the possible effect on sales; (x) lower than expected cash flow from operations, the inability to secure capital contributions or loans from Revlon, Inc. or other affiliates of the Company or the unavailability of funds under the 2001 Credit Agreement; (xi) higher than expected operating expenses, working capital expenses, permanent display costs, capital expenditures, restructuring costs or debt service payments; (xii) difficulties or delays in sourcing raw materials or components, and with respect to Europe, products; (xiii) interest rate or foreign exchange rate changes affecting the Company and its market sensitive financial instruments; (xiv) difficulties, delays or unanticipated costs associated with the transition to the Euro; (xv) unanticipated effects of the Company's adoption of certain new accounting standards; and (xvi) combinations among significant customers or the loss, insolvency or failure to pay debts by a significant customer or customers. Factors other than those listed above could cause the Company's results to differ materially from expected results. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

INFLATION

         In general, costs are affected by inflation and the effects of inflation may be experienced by the Company in future periods. Management believes, however, that such effects have not been material to the Company during the past three years in the United States or foreign non-hyperinflationary countries. The Company operates in certain countries around the world, such as Argentina, Brazil, Venezuela and Mexico that have experienced hyperinflation. In hyperinflationary foreign countries, the Company attempts to mitigate the effects of inflation by increasing prices in line with inflation, where possible, and efficiently managing its working capital levels.

SUBSEQUENT EVENTS

         In February 2002, Products Corporation completed the disposition of its subsidiaries that operated its marketing, sales and distribution business in Belgium, the Netherlands and Luxembourg ("Benelux"). As part of this sale, Products Corporation entered into a long-term distribution agreement with the purchaser pursuant to which the purchaser distributes the Company's products in Benelux. The purchase price consisted principally of the assumption of certain liabilities and deferred contingent purchase price of up to approximately $3.3 to be received over approximately a seven-year period. In connection with the disposition, the Company does not anticipate a significant gain or loss.

         Effective February 14, 2002, Jeffrey M. Nugent, the Company's former President and Chief Executive Officer, resigned from employment with the Company. On February 19, 2002, the Company announced its appointment of Jack L. Stahl as its President and Chief Executive Officer.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

         The Company has exposure to changing interest rates, primarily in the United States. The Company's policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt. The Company from time to time makes use of derivative financial instruments to adjust its fixed and floating rate ratio. There were no such derivative financial instruments outstanding at December 31, 2001. The table below provides information about the Company's indebtedness that is sensitive to changes in interest rates. The table presents cash flows with respect to principal on indebtedness and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2001. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency.

Exchange Rate Sensitivity

         The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. In addition, a portion of the Company's borrowings are denominated in foreign currencies, which are also subject to market risk associated with exchange rate movement. The Company from time to time hedges major foreign currency cash exposures generally through foreign exchange forward and option contracts. The contracts are entered into with major financial institutions to minimize counterparty risk. These contracts generally have a duration of less than twelve months and are primarily against the U.S. dollar. In addition, the Company enters into foreign currency swaps to hedge intercompany financing transactions.

         The Company does not hold or issue financial instruments for trading purposes. There were no derivative instruments outstanding as of December 31, 2001.

         As referred to above, on November 26, 2001 Products Corporation issued and sold the 12% Notes and on November 30, 2001 refinanced its 1997 Credit Agreement.

                                                         EXPECTED MATURITY DATE FOR YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------------------------   FAIR VALUE
                                                                                                                       DEC. 31,
                                                 2002     2003    2004      2005      2006    THEREAFTER     TOTAL       2001
                                               -------   ------  ------    ------    ------   ----------    -------   ----------
DEBT                                                            (US dollar equivalent in millions)
Short-term variable rate (various currencies)   $17.5                                                      $    17.5  $    17.5
      Average interest rate (a)..............     5.9%
Long-term fixed rate ($US)...................                             $ 350.8    $499.6     $ 649.9      1,500.3      976.2
      Average interest rate .................                                12.0%      8.6%        8.6%
Long-term variable rate ($US)................                               117.9                              117.9      117.9
      Average interest rate (a)..............                                 9.9%
Long-term variable rate (various currencies).                                 1.3                                1.3        1.3
      Average interest rate (a)..............                                 9.4%
                                                ------   -----   ------   -------    -------    -------    ---------  ---------
Total debt ..................................   $ 17.5   $   -   $    -   $ 470.0    $ 499.6    $ 649.9    $ 1,637.0  $ 1,112.9
                                                ======   =====   ======   =======    =======    =======    =========  =========

(a) Weighted average variable rates are based upon implied forward rates from the yield curves at December 31, 2001.

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


NAME                          POSITION
----                          --------
Ronald O. Perelman            Chairman of the Board, Chairman of the Executive Committee of
                              the Board and Director
                              the Board and Director

Jeffrey M. Nugent             Former President, Chief Executive Officer and Director

Douglas H. Greeff             Executive Vice President and Chief Financial Officer

Paul E. Shapiro               Executive Vice President and Chief Administrative Officer

Donald Drapkin                Director

Howard Gittis                 Director

Edward J. Landau              Director

         The name, age (as of December 31, 2001), principal occupation for the last five years, selected biographical information and period of service for each of the Directors and executive officers of the Company during the year ended December 31, 2001 are set forth below.

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

         Mr. Nugent (55) was President and Chief Executive Officer of Products Corporation and of Revlon, Inc. from December 1999 until February 14, 2002. He had been a Director of Products Corporation and of Revlon, Inc. since February 2000. He had been Worldwide President and Chief Executive Officer of Neutrogena Corporation from January 1995 until December 1999. Prior to that, Mr. Nugent held various senior executive positions at Johnson & Johnson.

         Mr. Greeff (45) has been Executive Vice President and Chief Financial Officer of Products Corporation and of Revlon, Inc. since May 2000. From September 1998 to May 2000 he was Managing Director, Fixed Income Global Loans, and Co-head of Leverage Finance at Salomon Smith Barney Inc. From January 1994 until August 1998 Mr. Greeff was Managing Director, Global Loans and Head of Leverage and Acquisition Finance at Citibank N.A.

         Mr. Shapiro (60) has been Executive Vice President and Chief Administrative Officer of Products Corporation since September 2001 and of Revlon, Inc. since August 2001. From June 1998 until July 2001, he was Executive Vice President and Chief Administrative Officer of Sunbeam Corporation ("Sunbeam") and The Coleman Company, Inc. ("Coleman"). Mr. Shapiro served as a Director of Coleman from June 1998 until July 2001. Mr. Shapiro previously held the position of Executive Vice President of Coleman from July 1997 until its acquisition by

Sunbeam in March 1998. From January 1994, before joining Coleman, he was Executive Vice President and Chief Administrative Officer of Marvel Entertainment Group, Inc. Mr. Shapiro is a member of the Board of Directors of Toll Brothers, Inc., which files reports pursuant to the Exchange Act.

         Mr. Drapkin (53) has been a Director of Products Corporation and of Revlon, Inc. since their respective formations in 1992. He has been Vice Chairman of the Board of MacAndrews & Forbes and various of its affiliates since 1987. Mr. Drapkin was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom for more than five years prior to 1987. Mr. Drapkin is also a Director of the following corporations which file reports pursuant to the Exchange Act:
Anthracite Capital, Inc., BlackRock Asset Investors, The Molson Companies Limited, Playboy Enterprises, Inc., SIGA Technologies, Inc. and Warnaco Group, Inc.

         Mr. Gittis (67) has been a Director of Products Corporation and of Revlon, Inc. since their respective formations in 1992. He has been Vice Chairman of the Board of MacAndrews & Forbes and various of its affiliates since 1985. Mr. Gittis is also a Director of the following corporations which file reports pursuant to the Exchange Act: Golden State, Golden State Holdings, Jones Apparel Group, Inc., Loral Space & Communications Ltd., M&F Worldwide, REV Holdings and Sunbeam.

         Mr. Landau (71) has been a Director of Products Corporation since June 1992 and a Director of Revlon, Inc. since June 1996. Mr. Landau has been Of Counsel at the law firm of Wolf, Block, Schorr and Solis-Cohen LLP since February 1998, and was a Senior Partner of Lowenthal, Landau, Fischer & Bring, P.C., a predecessor to such firm, for more than five years prior to that date. Mr. Landau is also a Director of Offitbank Investment Fund, Inc., which files reports pursuant to the Exchange Act.

COMPENSATION OF DIRECTORS

         Directors who currently are not receiving compensation as officers or employees of Products Corporation or any of its affiliates are paid an annual retainer fee of $25,000, payable in quarterly installments, and a fee of $1,000 for each meeting of the Board of Directors or any committee thereof they attend.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth information for the years indicated concerning the compensation awarded to, earned by or paid to the persons who served as Chief Executive Officer of the Company during 2001 and the four most highly paid executive officers (see footnote (a) below), other than the Chief Executive Officer, who served as executive officers of the Company during 2001 (collectively, the "Named Executive Officers"), for services rendered in all capacities to the Company and its subsidiaries during such periods.

                           SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------------------------------------
                                                                                  LONG-TERM
                                                                                COMPENSATION
                                         ANNUAL COMPENSATION (a)                   AWARDS
--------------------------------------------------------------------------------------------------------------------
                                                                         RESTRICTED
                                                          OTHER ANNUAL      STOCK      SECURITIES      ALL OTHER
NAME AND PRINCIPAL                SALARY       BONUS      COMPENSATION      AWARDS    UNDERLYING     COMPENSATION
     POSITION              YEAR     ($)         ($)           ($)           ($)(b)      OPTIONS          ($)
--------------------------------------------------------------------------------------------------------------------
Jeffrey M. Nugent          2001  1,150,000      (c)          333,078       666,000        75,000         194,953
Former President and Chief 2000  1,000,000    500,000        430,948                      100,000        489,454
Executive Officer (c)      1999   160,256        0            36,382                      300,000         38,743
--------------------------------------------------------------------------------------------------------------------
Douglas H. Greeff          2001   731,375    211,200 (d)      16,513       333,000         50,000          8,786
Executive Vice President   2000   422,500     450,000          7,868                      100,000           0
and Chief Financial
Officer (d)
--------------------------------------------------------------------------------------------------------------------
Paul E. Shapiro            2001   207,692      500,000         5,671       333,000        100,000           0
Executive Vice President
and Chief Administrative
Officer (e)
--------------------------------------------------------------------------------------------------------------------


(a) The amounts shown in Annual Compensation for 2001, 2000 and 1999 reflect salary, bonus and other annual compensation (including perquisites and other personal benefits valued in excess of $50,000) and amounts reimbursed for payment of taxes awarded to, earned by or paid to the persons listed for services rendered to the Company and its subsidiaries. For the periods reported, Products Corporation had an Executive Bonus Plan in which executives participated (including Messrs. Nugent, Greeff and Shapiro) (see "Employment Agreements and Termination of Employment Arrangements"). The Executive Bonus Plan provided for payment of cash compensation upon the achievement of predetermined business and personal performance objectives during the calendar year which are established by the Revlon, Inc.'s Compensation and Stock Plan Committee (the "Compensation Committee"). The Company did not have any "executive officers" during 2001 other than Messrs. Nugent, Greeff and Shapiro. Accordingly, for 2001 the Company is reporting the compensation of Messrs. Nugent, Greeff and Shapiro. Mr. Greeff's compensation is reported for 2001 and 2000 only because he did not serve as an executive officer of the Company prior to May 2000. Mr. Shapiro's compensation is reported for 2001 only because he did not serve as an executive officer of the Company prior to August 2001.

(b) See footnotes (c), (d) and (e) below for information concerning the number, value, vesting schedules and dividends on restricted stock awards to the Named Executive Officers under the Amended Stock Plan.

(c) Mr. Nugent served as President and Chief Executive Officer of the Company during 1999, 2000 and 2001. Mr. Nugent is not entitled to any bonus in respect of 2001. The amount shown for Mr. Nugent under Other Annual Compensation for 2001 includes $333,078 in respect of gross ups for taxes on imputed income arising out of (i) personal use of a Company-provided automobile, (ii) premiums paid or reimbursed by the Company in respect of life insurance, (iii) reimbursements for mortgage principal and interest payments pursuant to Mr. Nugent's employment agreement and (iv) relocation expenses paid or reimbursed by the Company in 2001. The amount shown under All Other Compensation for 2001 reflects (i) $15,289 in Company-paid relocation expenses, (ii) $38,058 in respect of life insurance premiums, and (iii) $141,606 of additional compensation in respect of interest and principal payments on a bank loan obtained by Mr. Nugent to purchase a principal residence in the New York metropolitan area pursuant to his employment agreement (See "Employment Agreements and Termination of Employment Arrangements"). On June 18, 2001 (the "Grant Date"), Mr. Nugent was awarded a grant of 100,000 shares of restricted stock under the Amended Stock Plan. The value of such restricted stock award to Mr. Nugent reflected in the table is based on $6.66, the closing price of Revlon, Inc.'s Class A Common Stock on the New York Stock Exchange (the "NYSE") on December 31, 2001. Provided Mr. Nugent remained continuously employed by the Company, his 2001 restricted stock award would have vested as to one-third of the restricted shares on the day after which the 20-day average of the closing price of Revlon, Inc.'s Class A Common Stock on the NYSE equals or exceeds $20.00, an additional one-third of such restricted shares would have vested on the day after which the 20-day average of the closing price of Revlon, Inc.'s Class A Common Stock on the NYSE equals or exceeds $25.00 and the balance would have vested on the day after which the 20 day average of the closing price of Revlon, Inc.'s Class A Common Stock on the NYSE equals or exceeds $30.00, provided that (i) subject to clause (ii) below, no portion of Mr. Nugent's restricted stock award would have vested until the second anniversary of the Grant Date, (ii) all of the shares of restricted stock awarded to Mr. Nugent would have vested immediately in the event of a "change of control" as defined in the restricted stock agreement, and (iii) all of the shares of restricted stock granted to Mr. Nugent which had not previously vested would have fully vested on the third anniversary of the Grant Date. No dividends will be paid on unvested restricted stock. Mr. Nugent received a bonus of $500,000 in respect of 2000 pursuant to the terms of his employment agreement. The amount shown for Mr. Nugent under Other Annual Compensation for 2000 includes $430,948 in respect of gross ups for taxes on imputed income arising out of (i) personal use of a Company-provided automobile, (ii) premiums paid or reimbursed by the Company in respect of life insurance, (iii) reimbursements for mortgage principal and interest payments pursuant to Mr. Nugent's employment agreement and (iv) relocation expenses paid or reimbursed by the Company in 2000. The amount shown under All Other Compensation for 2000 reflects (i) $17,369 in life insurance premiums, (ii) $365,880 in Company-paid relocation expenses and (iii) $106,205 of additional compensation in respect of interest and principal payments on a bank loan obtained by Mr. Nugent to purchase a principal residence in the New York metropolitan area pursuant to his employment agreement (See "Employment Agreements and Termination of Employment Arrangements"). The amount shown for Mr. Nugent under Salary for 1999 is comprised of $76,923 in salary and $83,333 earned by Mr. Nugent for consulting services provided by Mr. Nugent to the Company. Mr. Nugent did not receive a bonus in respect of 1999. The amount shown for Mr. Nugent under Other Annual Compensation for 1999 includes a payment of $36,382 in respect of gross ups for taxes on imputed income arising out of relocation expenses paid or reimbursed by the Company in 1999. The amount shown under All Other Compensation for 1999 reflects $38,743 in Company-paid relocation expenses.

(d) Mr. Greeff served as Executive Vice President and Chief Financial Officer of the Company during 2000 and 2001. Mr. Greeff received a bonus of $211,200 pursuant to the terms of his employment agreement as a special bonus in respect of the Loan Payment (see "Employment Agreements and Termination of Employment Arrangements"). The amount of Mr. Greeff's bonus in respect of 2001 pursuant to the Revlon Executive Bonus Plan is not calculable as of the date of this report and therefore will be disclosed in the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2002 in the appropriate column for 2001. The amount shown for Mr. Greeff under Other Annual Compensation for 2001 includes $16,513 in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile. The amounts shown under All Other Compensation for 2001 reflects (i) $4,436 in life insurance premiums and (ii) $4,350 in respect of matching contributions under the Revlon Employees' Savings, Investment, and Profit Sharing Plan. On the Grant Date, Mr. Greeff was awarded a grant of 50,000 shares of restricted stock under the Amended Stock Plan. The value of such restricted stock award to Mr. Greeff reflected in the table is based on $6.66, the closing price of Revlon, Inc.'s Class A Common Stock on the NYSE on December 31, 2001. Provided Mr. Greeff remains continuously employed by the Company, his 2001 restricted stock award will vest as to one-third of the restricted shares on the day after which the 20-day average of the closing price of Revlon, Inc.'s Class A Common Stock on the NYSE equals or exceeds $20.00, an additional one-third of such restricted shares will vest on the day after which the 20-day average of the closing price of Revlon, Inc.'s Class A Common Stock on the NYSE equals or exceeds $25.00 and the balance will vest on the day after which the 20-day average of the closing price of Revlon, Inc.'s Class A Common Stock on the NYSE equals or exceeds $30.00, provided that (i) subject to clause
(ii) below, no portion of Mr. Greeff's restricted stock award will vest until the second anniversary of the Grant Date, (ii) all of the shares of restricted stock awarded to Mr. Greeff will vest immediately in the event of a "change of control" as defined in the restricted stock agreement, and (iii) all of the shares of restricted stock granted to Mr. Greeff which have not previously vested will fully vest on the third anniversary of the Grant Date. No dividends will be paid on unvested restricted stock. Mr. Greeff received a bonus of $450,000 in respect of 2000 pursuant to the terms of his employment agreement. The amount shown for Mr. Greeff under Other Annual Compensation for 2000 includes $7,868 in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile.

(e) Mr. Shapiro became Executive Vice President and Chief Administrative Officer of the Company in September 2001. Mr. Shapiro received a bonus of $500,000 in respect of 2001 pursuant to the terms of his employment agreement. The amount shown for Mr. Shapiro under Other Annual Compensation for 2001 includes $5,671 in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile. On the Grant Date, Mr. Shapiro was awarded a grant of (subject to his election as an executive officer of the Company) 50,000 shares of restricted stock under the Amended Stock Plan. The value of such restricted stock award to Mr. Shapiro reflected in the table is based on $6.66, the closing price of Revlon, Inc.'s Class A Common Stock on the NYSE on December 31, 2001. Provided Mr. Shapiro remains continuously employed by the Company, his 2001 restricted stock award will vest as to one-third of the restricted shares on the day after which the 20-day average of the closing price of Revlon, Inc.'s Class A Common Stock on the NYSE equals or exceeds $20.00, an additional one-third of such restricted shares will vest on the day after which the 20-day average of the closing price of Revlon, Inc.'s Class A Common Stock on the NYSE equals or exceeds $25.00 and the balance will vest on the day after which the 20-day average of the closing price of Revlon, Inc.'s Class A Common Stock on the NYSE equals or exceeds $30.00, provided that (i) subject to clause (ii) below, no portion of Mr. Shapiro's restricted stock award will vest until the second anniversary of the Grant Date, (ii) all of the shares of restricted stock awarded to Mr. Shapiro will vest immediately in the event of a "change of control" as defined in the restricted stock agreement, and (iii) all of the shares of restricted stock granted to Mr. Shapiro which have not previously vested will fully vest on the third anniversary of the Grant Date. Mr. Shapiro will be considered to have been continuously employed by the Company if his employment agreement is not extended beyond its initial term which expires on July 31, 2003 or his employment is terminated prior to June 18, 2003 other than either for (i) "good reason" as defined in the Company's Executive Severance Policy, or (ii) "cause". No dividends will be paid on unvested restricted stock.

                      OPTION GRANTS IN THE LAST FISCAL YEAR

         During 2001, the following grants of stock options were made pursuant to the Amended Stock Plan to the Named Executive Officers:

---------------------------------------------------------------------------------------------------------------
                                                                                                     GRANT
                                                                                                     DATE
                                                  INDIVIDUAL GRANTS                                VALUE (a)
---------------------------------------------------------------------------------------------------------------
                                                   PERCENT OF
                             NUMBER OF           TOTAL OPTIONS      EXERCISE                         GRANT
                        SECURITIES UNDERLYING      GRANTED TO       OR BASE                          DATE
                              OPTIONS             EMPLOYEES IN       PRICE        EXPIRATION        PRESENT
NAME                         GRANTED (#)          FISCAL YEAR        ($/SH)          DATE          VALUE ($)
---------------------------------------------------------------------------------------------------------------
Jeffrey M. Nugent              75,000                  7%             5.66          6/18/11         285,395
---------------------------------------------------------------------------------------------------------------
Douglas H. Greeff              50,000                  5%             4.90          3/26/11         163,966
---------------------------------------------------------------------------------------------------------------
Paul E. Shapiro               100,000                  9%             5.66          6/18/11         380,530
---------------------------------------------------------------------------------------------------------------


         The grants made during 2001 under the Amended Stock Plan to Messrs. Nugent and Shapiro were awarded on June 18, 2001 pursuant to each of their employment agreements, consist of non-qualified options having a term of 10 years, vest 25% on each anniversary of the grant date (or in the event of a "Change of Control" as defined in the option agreement) and will become 100% vested on the fourth anniversary of the grant date, and have an exercise price equal to the closing price per share on the NYSE of Revlon, Inc.'s Class A Common Stock on the grant date, as indicated in the table above. The options granted to Mr. Greeff in 2001 under the Amended Stock Plan were made on March 26, 2001 pursuant to his amended employment agreement, consist of non-qualified options having a term of 10 years, vest 25% on each anniversary of the grant date and will become 100% vested on the fourth anniversary of the grant date (or in the event of a "Change of Control" as defined in the option agreement) and have an exercise price equal to the closing price per share on the NYSE of Revlon, Inc.'s Class A Common Stock on the grant date, as indicated in the table above. During 2001, the Company also granted an option to purchase 225,000 shares of Revlon, Inc.'s Class A Common Stock pursuant to the Amended Stock Plan to Mr. Perelman, the Chairman of the Board of Directors of the Company. The option will vest 25% on each anniversary of the grant date and will become 100% vested on the fourth anniversary of the grant date and has an exercise price of $5.66, the closing price per share on the NYSE of Revlon, Inc.'s Class A Common Stock on June 18, 2001, the date of the grant.

(a) Grant Date Present Values were calculated using the Black-Scholes option pricing model. The model as applied used the grant dates of March 26, 2001 with respect to the options granted to Mr. Greeff on such date and June 18, 2001 with respect to the options granted to Messrs. Nugent and Shapiro on such date. Stock option models require a prediction about the future movement of stock price. The following assumptions were made for purposes of calculating Grant Date Present
Values: (i) a risk-free rate of return of 4.82% with respect to the options granted to Mr. Greeff on March 26, 2001 and 5.10% with respect to the option granted to Messrs. Nugent and Shapiro on June 18, 2001, which were the rates as of the applicable grant dates for the U.S. Treasury Zero Coupon Bond issues with a remaining term similar to the expected term of the options; (ii) stock price volatility of 68% based upon the volatility of Revlon, Inc.'s Class A Common Stock price; (iii) a constant dividend rate of zero percent; and (iv) that the options normally would be exercised on the final day of their seventh year after grant. No adjustments to the theoretical value were made to reflect the waiting period, if any, prior to vesting of the stock options or the transferability (or restrictions related thereto) of the stock options. The real value of the options in the table depends upon the actual performance of Revlon, Inc.'s Class A Common Stock during the applicable period and upon when they are exercised.

                       AGGREGATED OPTION EXERCISES IN LAST
                  FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         The following chart shows the number of stock options exercised during 2001 and the 2001 year-end value of the stock options held by the Named Executive Officers:

--------------------------------------------------------------------------------------------------------------
                                                                                              VALUE OF
                                                           NUMBER OF SECURITIES          UNEXERCISED IN-THE-
                                                           UNDERLYING UNEXERCISED           MONEY OPTIONS
                          SHARES                             OPTIONS AT FISCAL            AT FISCAL YEAR-END
                          ACQUIRED        VALUE                 YEAR-END (#)                 EXERCISABLE/
        NAME          ON EXERCISE (#)  REALIZED ($)      EXERCISABLE/UNEXERCISABLE       UNEXERCISABLE (a)($)
--------------------------------------------------------------------------------------------------------------
Jeffrey M. Nugent            0              0                 25,000/450,000               66,500/341,000
--------------------------------------------------------------------------------------------------------------
Douglas H. Greeff            0              0                 25,000/125,000                  0/88,000
--------------------------------------------------------------------------------------------------------------
Paul E. Shapiro              0              0                    0/100,000                    0/100,000
--------------------------------------------------------------------------------------------------------------

(a) Amounts shown represents the difference between the exercise price of the options (exercisable or unexercisable, as the case may be) and the market value of the underlying shares of Revlon, Inc.'s Class A Common Stock at year end, calculated using $6.66, the December 31, 2001 closing price per share on the NYSE of Revlon, Inc.'s Class A Common Stock. The actual value, if any, an executive may realize upon exercise of a stock option depends upon the amount by which the market price of shares of Revlon, Inc.'s Class A Common Stock exceeds the exercise price per share when the stock options are exercised.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

         Mr. Nugent had, until his resignation on February 14, 2002, and each of Messrs. Greeff and Shapiro has, an executive employment agreement with Products Corporation. Mr. Nugent's employment agreement, as amended, provided that he would serve as President and Chief Executive Officer at a base salary of not less than $1,150,000 for 2001 and not less than $1,300,000 for 2002. Mr. Nugent's employment agreement provided for a grant of 100,000 restricted shares and 75,000 options during 2001 (which grants were made on June 18, 2001).

         Mr. Greeff's employment agreement with Products Corporation, as amended, provides that he will serve as Chief Financial Officer at a base salary of not less than $650,000 per annum and a grant of 50,000 restricted shares and 50,000 options during 2001 (which grants were made on June 18, 2001 and March 26, 2001, respectively) and 50,000 options in 2002. At any time after May 8, 2003, Products Corporation may terminate Mr. Greeff's employment by 24 months' prior notice of non-renewal. During any such period after notice of non-renewal, Mr. Greeff would be deemed an employee at will and would be eligible for severance under the Executive Severance Policy (see "--Executive Severance Policy").

         Mr. Shapiro's employment agreement with Products Corporation provides that he will serve as Executive Vice President and Chief Administrative Officer at a base salary of not less than $500,000 per annum, that he receive a $500,000 bonus in respect of 2001 and a grant of 50,000 restricted shares and 100,000 options in 2001 (which grants were made on June 18, 2001) and 100,000 options in 2002. At any time after July 31, 2003, either Products Corporation or Mr. Shapiro may terminate Mr. Shapiro's employment by providing written notice of non-renewal.

         Mr. Nugent's employment agreement provided, and each of Messrs. Greeff's and Shapiro's employment agreement provides, for participation in the Executive Bonus Plan and other executive benefit plans on a basis equivalent to other senior executives of the Company generally and for Company-paid supplemental disability insurance (except that Mr. Shapiro waived Company-provided life insurance coverage). Mr. Nugent's agreement provided for Company-paid supplemental term life insurance during employment in the amount of three times base salary. Each of the employment agreements for each of Messrs. Nugent, Greeff and Shapiro provides for protection of Company confidential information and includes a non-compete obligation.

         Mr. Nugent's employment agreement provided that in the event of termination of the term by Mr. Nugent for breach by the Company of a material provision or failure of the Compensation Committee to adopt and implement the recommendations of management with respect to stock option grants, or by the Company prior to December 31, 2002 (otherwise than for "cause" as defined in Mr. Nugent's employment agreement or disability), Mr. Nugent would be entitled, at his election, to severance pursuant to the Executive Severance Policy (see "--Executive Severance Policy") (other than the six-month limit on lump sum payments provided for in the Executive Severance Policy, which six-month limit provision would not apply to Mr. Nugent) or continued payments of base salary through December 31, 2004 and continued participation in the Company's life insurance plan, which life insurance coverage is subject to a limit of two years, and medical plans subject to the terms of such plans through December 31, 2004 or until Mr. Nugent were covered by like plans of another company, continued Company-paid supplemental term life insurance and continued Company-paid supplemental disability insurance. In addition, Mr. Nugent's agreement provided that if he remained employed by Products Corporation or its affiliates until age 62, then upon any subsequent retirement he would be entitled to a supplemental pension benefit in a sufficient amount so that his annual pension benefit from all qualified and non-qualified pension plans of Products Corporation and its affiliates, as well as any such plans of Mr. Nugent's past employers or their affiliates (expressed as a straight life annuity), would equal $500,000. For termination on or after September 30, 2001 and prior to September 30, 2002 he would receive 22.2% of the supplemental pension benefit otherwise payable pursuant to his employment agreement. Mr. Nugent would not receive any supplemental pension benefit and would be required to reimburse the Company for any supplemental pension benefits received if he were to terminate his employment prior to January 1, 2003 other than for "good reason" (as defined in his employment agreement), or if he were to breach the agreement or be terminated by the Company for "cause" (as defined in his employment agreement). Mr. Nugent's employment agreement provided for continuation of life insurance and executive medical insurance coverage in the event of permanent disability.

         Mr. Greeff's employment agreement provides that in the event of termination of the term by Mr. Greeff for breach by the Company of a material provision or failure of the Compensation Committee to adopt and implement the recommendations of management with respect to stock option grants, or by the Company prior to May 8, 2003 (otherwise than for "cause" as defined in his employment agreement or disability), Mr. Greeff would be entitled, at his election, to severance pursuant to the Executive Severance Policy (see "--Executive Severance Policy") (other than the six-month limit on lump sum payments provided for in the Executive Severance Policy, which six-month limit provision would not apply to Mr. Greeff) or continued payments of base salary through May 8, 2005 and continued participation in the Company's life insurance plan, which life insurance coverage is subject to a limit of two years, and medical plans subject to the terms of such plans through May 8, 2005 or until Mr. Greeff were covered by like plans of another company and continued Company-paid supplemental disability insurance. In addition, Mr. Greeff's agreement provides that if he remains employed by Products Corporation or its affiliates until age 62, then upon any subsequent retirement he will be entitled to a supplemental pension benefit in a sufficient amount so that his annual pension benefit from all qualified and non-qualified pension plans of Products Corporation and its affiliates, as well as any such plans of Mr. Greeff's past employers or their affiliates (expressed as a straight life annuity), equals $400,000. If Mr. Greeff's employment were to terminate on or after January 31, 2002 and prior to January 31, 2003 then he would receive 18.18% of the supplemental pension benefit otherwise payable pursuant to his employment agreement and thereafter an additional 9.09% would accrue as of each January 31st on which Mr. Greeff is still employed (but in no event more than would have been payable to Mr. Greeff under the foregoing provision had he retired at age
62). Mr. Greeff would not receive any supplemental pension benefit and would be required to reimburse the Company for any supplemental pension benefits received if he were to terminate his employment prior to May 8, 2003 other than for "good reason" (as defined in his employment agreement), or if he were to breach such agreement or be terminated by the Company for "cause" (as defined in his employment agreement). Mr. Greeff's employment agreement provides for continuation of life insurance and executive medical insurance coverage in the event of permanent disability.

         Mr. Shapiro's employment agreement provides that in the event of termination of the term of such agreement by Mr. Shapiro for breach by the Company of a material provision or failure of the Compensation Committee to adopt and implement the recommendations of management with respect to stock option or restricted stock grants or by the Company prior to July 31, 2003 (otherwise than for "cause" as defined in Mr. Shapiro's employment agreement or disability), or by Mr. Shapiro or the Company upon providing notice of non-renewal of the term at any time on or after July 31, 2003, Mr. Shapiro would be entitled to continued payments of base salary and monthly payments of one-twelfth of the maximum annual bonus to which he would be eligible under his employment agreement, continued participation in the Company's medical plans, subject to the terms of the plans, and continued Company-paid supplemental disability insurance through the later of January 31, 2005 or 18 months after the effective date of termination. In addition, Mr. Shapiro's employment agreement provides that at age 65 he will be entitled to a supplemental pension benefit in a sufficient amount so that his annual pension benefit from all qualified and non-qualified pension plans of Products Corporation and its affiliates, as well as any such plans of Mr. Shapiro's past employers or their affiliates (expressed as a straight life annuity), equals $400,000. Mr. Shapiro would not receive any supplemental pension benefit and would be required to reimburse the Company for any supplemental pension benefits received if he were to terminate his employment prior to July 31, 2003 other than for "good reason" (as defined in his employment agreement), or if he were to breach the agreement or be terminated by the Company for "cause" (as defined in his employment agreement). The employment agreement in effect for Mr. Shapiro provides for continuation of executive medical insurance coverage in the event of permanent disability.

         Mr. Nugent's employment agreement provided that he was entitled to a loan from Products Corporation of up to $500,000 for relocation expenses (which he received in an installment of $400,000 in 1999 and $100,000 in 2000), which is due and payable with interest at the applicable federal rate upon the earlier of the termination of his employment for any reason or five years from the initial loan. In addition, during the term of his employment agreement, Mr. Nugent would have received additional compensation payable on a monthly basis equal to the amount actually paid by him in respect of interest and principal on a bank loan (the "Mortgage") of up to $1,500,000 obtained by Mr. Nugent to purchase a principal residence in the New York metropolitan area (the "Home Loan Payments"), plus a gross up for any taxes payable by Mr. Nugent as a result of such additional compensation. Mr. Nugent's termination of his employment for other than "good reason" or his termination for "cause" (as such terms are defined in his employment agreement) obligates Mr. Nugent to pay to Products Corporation an amount equal to the total amount of interest that would have been payable on the Home Loan Payments if the rate of interest on the Mortgage were the applicable federal rate in effect from time to time, plus the applicable tax gross up for such amounts. In addition, Mr.

Nugent's employment agreement provided that he would be entitled to a special bonus, payable on January 15 of the year next following the year in which his employment terminates, equal to the product of (A) $1,500,000 less the amount of Home Loan Payments made prior to the termination multiplied by (B) the following percentages: for termination in 2002, 40%; for termination in 2003, 60%; for termination in 2004, 80%; and for termination in 2005 or thereafter, 100%. Notwithstanding the above, Mr. Nugent's termination of his employment for other than "good reason" or his termination for "cause" (as such terms are defined in his employment agreement), or his breach of certain post-employment covenants, would require that any bonus described above be forfeited or repaid by Mr. Nugent, as the case may be.

         Mr. Greeff's employment agreement provides that he is entitled to a loan from Products Corporation in the amount of $800,000 (which he received in 2000), with the principal to be payable in five equal installments of $160,000, plus interest at the applicable federal rate, on each of May 9, 2001 (which installment was repaid) and the four successive anniversaries thereafter, provided that the total principal amount of such loan and any accrued, but unpaid, interest at the applicable federal rate (the "Loan Payment") shall be due and payable upon the earlier of the January 15 immediately following the termination of his employment for any reason or May 9, 2005. In addition, Mr. Greeff's employment agreement provides that he shall be entitled to a special bonus, payable on each May 9th commencing on May 9, 2001 (which was paid) and ending with May 9, 2005 equal to the sum of the Loan Payment with respect to such year, provided that he is employed on each such May 9th, and further provided that in the event that Mr. Greeff terminates his employment for "good reason" or is terminated for a reason other than "cause" (as such terms are defined in his employment agreement), he shall be entitled to a special bonus in the amount of $800,000 minus the sum of any special bonuses paid through the date of such termination plus accrued, but unpaid, interest at the applicable federal rate. Notwithstanding the above, if Mr. Greeff terminates his employment for other than "good reason" or is terminated for "cause" (as such terms are defined in his employment agreement), or if he breaches certain post-employment covenants, any bonus described above shall be forfeited or repaid by Mr. Greeff, as the case may be.

EXECUTIVE SEVERANCE POLICY

         Products Corporation's Executive Severance Policy provides that upon termination of employment of eligible executive employees, including Messrs. Nugent, Greeff and Shapiro, other than voluntary resignation or termination by Products Corporation for good reason, in consideration for the execution of a release and confidentiality agreement and Products Corporation's standard employee non-competition agreement, the eligible executive will be entitled to receive, in lieu of severance under any employment agreement then in effect or under Products Corporation's basic severance plan, a number of months of severance pay in semi-monthly installments based upon such executive's grade level and years of service reduced by the amount of any compensation from subsequent employment, unemployment compensation or statutory termination payments received by such executive during the severance period, and, in certain circumstances, by the actuarial value of enhanced pension benefits received by the executive, as well as continued participation in medical and certain other benefit plans for the severance period (or in lieu thereof, upon commencement of subsequent employment, a lump sum payment equal to the then present value of 50% of the amount of base salary then remaining payable through the balance of the severance period). Pursuant to the Executive Severance Policy, upon meeting the conditions set forth therein, as of December 31, 2001 Messrs. Nugent, Greeff and Shapiro would be entitled to severance pay equal to 20, 19 and 18 months' of base salary, respectively, at the rate in effect on the date of employment termination plus continued participation in the medical and dental plans for the same respective periods on the same terms as active employees.

DEFINED BENEFIT PLANS

         In accordance with the terms of the Revlon Employees' Retirement Plan (the "Retirement Plan"), the following table shows the estimated annual retirement benefits payable (as of December 31, 2001) under the non-cash balance program of the Retirement Plan (the "Non-Cash Balance Program") at normal retirement age (65) to a person retiring with the indicated average compensation and years of credited service, on a straight life annuity basis, after Social Security offset, including amounts attributable to the Pension Equalization Plan, as described below.

------------------------------------------------------------------------------------------------------------
   HIGHEST CONSECUTIVE                ESTIMATED ANNUAL STRAIGHT LIFE ANNUITY BENEFITS AT RETIREMENT
    FIVE-YEAR AVERAGE                       WITH INDICATED YEARS OF CREDITED SERVICE (a)
   COMPENSATION DURING      --------------------------------------------------------------------------------
      FINAL 10 YEARS              15                20              25          30              35
--------------------------- --------------------------------------------------------------------------------
         $ 600,000             $151,392          $201,856        $252,320     $302,784        $302,784
           700,000              177,392           236,523         295,653      354,784         354,784
           800,000              203,392           271,189         338,987      406,784         406,784
           900,000              229,392           305,856         382,320      458,784         458,784
         1,000,000              255,392           340,523         425,653      500,000         500,000
         1,100,000              281,392           375,189         468,987      500,000         500,000
         1,200,000              307,392           409,856         500,000      500,000         500,000
         1,300,000              333,392           444,523         500,000      500,000         500,000
         1,400,000              359,392           479,189         500,000      500,000         500,000
         1,500,000              385,392           500,000         500,000      500,000         500,000
         2,000,000              500,000           500,000         500,000      500,000         500,000
         2,500,000              500,000           500,000         500,000      500,000         500,000

(a) The normal form of benefit for the Retirement Plan and the Pension Equalization Plan is a straight life annuity.

         The Retirement Plan is intended to be a tax qualified defined benefit plan. Non-Cash Balance Program benefits are a function of service and final average compensation. The Non-Cash Balance Program is designed to provide an employee having 30 years of credited service with an annuity generally equal to 52% of final average compensation, less 50% of estimated individual Social Security benefits. Final average compensation is defined as average annual base salary and bonus (but not any part of bonuses in excess of 50% of base salary) during the five consecutive calendar years in which base salary and bonus (but not any part of bonuses in excess of 50% of base salary) were highest out of the last 10 years prior to retirement or earlier termination. Except as otherwise indicated, credited service includes all periods of employment with the Company or a subsidiary prior to retirement or earlier termination. Messrs. Nugent, Greeff and Shapiro do not participate in the Non-Cash Balance Program.

         Effective January 1, 2001, Products Corporation amended the Retirement Plan to provide for a cash balance program under the Retirement Plan (the "Cash Balance Program"). Under the Cash Balance Program, eligible employees will receive quarterly pay credits to an individual cash balance bookkeeping account equal to 5% of their compensation for the previous quarter. Interest credits, which commenced June 30, 2001, are allocated quarterly (based on the yield of the 30-year Treasury bond). Employees who as of January 1, 2001 were at least age 45, had 10 or more years of service with the Company and whose age and years of service totaled at least 60 were "grandfathered" and continue to participate in the Non-Cash Balance Program under the same retirement formula described in the preceding paragraph. All other eligible employees had their benefits earned (if any) under the Non-Cash Balance Program "frozen" at the current level on December 31, 2000 and began to participate in the Cash Balance Program on January 1, 2001. The "frozen" benefits will be payable at normal retirement age. Any employee who, as of January 1, 2001 was at least age 40 but not part of the "grandfathered" group will, in addition to the "basic" 5% quarterly pay credits, receive quarterly "transition" pay credits of 3% of compensation each year for up to 10 years or until he/she leaves employment with the Company, whichever is earlier. Mr. Nugent participated, and Messrs. Greeff and Shapiro participate, in the Cash Balance Program. Mr. Nugent was and Mr. Greeff is eligible to receive basic and transition pay credits. As he was not employed by the Company on January 1, 2001 (the date on which a "transition" employee was determined), Mr. Shapiro is eligible to receive only basic pay credits. The estimated annual benefits payable under the Cash Balance Program as a single life annuity (assuming Messrs. Greeff and Shapiro remain employed by the Company until age 65 at their current level of compensation) is $248,100 for Mr. Greeff and $18,400 for Mr. Shapiro. Messrs. Nugent's, Greeff's and Shapiro's total retirement benefits will be determined in accordance with their respective employment agreements, each of which provides for a guaranteed retirement benefit provided that certain conditions are met.

         The Employee Retirement Income Security Act of 1974, as amended, places certain maximum limitations upon the annual benefit payable under all qualified plans of an employer to any one individual. In addition, the

Omnibus Budget Reconciliation Act of 1993 limits the annual amount of compensation that can be considered in determining the level of benefits under qualified plans. The Pension Equalization Plan, as amended effective December 14, 1998, is a non-qualified benefit arrangement designed to provide for the payment by Products Corporation of the difference, if any, between the amount of such maximum limitations and the annual benefit that would be payable under the Retirement Plan (including the Non-Cash Balance Program and the Cash Balance Program) but for such limitations, up to a combined maximum annual straight life annuity benefit at age 65 under the Retirement Plan and the Pension Equalization Plan of $500,000. Benefits provided under the Pension Equalization Plan are conditioned on the participant's compliance with his or her non-competition agreement and on the participant not competing with Products Corporation for one year after termination of employment.

         The number of years of credited service under the Retirement Plan and the Pension Equalization Plan as of January 1, 2002 (rounded to full years) for Mr. Nugent is two years and for Mr. Greeff is one year. Mr. Shapiro had no years of credited service as of January 1, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Revlon, Inc. beneficially owns all the outstanding shares of common stock of Products Corporation. Through REV Holdings, the parent of Revlon, Inc., Ronald O. Perelman, 35 East 62nd Street, New York, New York, 10021, through MacAndrews Holdings, a corporation wholly owned indirectly through Mafco Holdings, beneficially owns (i) 11,650,000 shares of Class A Common Stock of Revlon, Inc. (representing approximately 57% of the outstanding shares of Class A Common Stock of Revlon, Inc.), (ii) all of the outstanding 31,250,000 shares of Class B Common Stock of Revlon, Inc., which together with the shares referred to in clause (i) above represent approximately 83% of the outstanding shares of Revlon, Inc. common stock, and (iii) all of the outstanding 4,333 shares of Series B Convertible Preferred Stock of Revlon, Inc. (the "Series B Preferred Stock") (each of which is entitled to 100 votes and each of which is convertible into 100 shares of Class A Common Stock and which conversion rights are subject to approval by Revlon, Inc.'s stockholders at its 2002 Annual Meeting of Stockholders). Based on the shares referred in clauses (i), (ii) and (iii) above, Mr. Perelman through Mafco Holdings (which through REV Holdings) has approximately 97.3% of the combined voting power of the outstanding shares of common and preferred stock of Revlon, Inc. No other director, executive officer or other person beneficially owns any shares of Products Corporation's common stock. All of the shares of Revlon, Inc. common stock owned by REV Holdings are pledged by REV Holdings to secure obligations, and shares of intermediate holding companies are or may from time to time be pledged to secure obligations of Mafco Holdings or its affiliates.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Revlon, Inc. beneficially owns all the outstanding shares of common stock of Products Corporation. MacAndrews & Forbes beneficially owns shares of Revlon, Inc.'s common stock having approximately 97.3% of the combined voting power of the outstanding shares of Revlon, Inc.'s common stock and all of the Series B Preferred Stock. As a result, MacAndrews & Forbes is able to elect the entire Board of Directors of Products Corporation and control the vote on all matters submitted to a vote of Products Corporation's stockholder, including extraordinary transactions such as mergers or sales of all or substantially all of Products Corporation's assets. MacAndrews & Forbes is wholly owned by Ronald
O. Perelman, who is Chairman of the Board of Directors of Products Corporation.

Transfer Agreements

         In June 1992, Revlon, Inc. and Products Corporation entered into an asset transfer agreement with Revlon Holdings Inc. ("Holdings"), an affiliate and an indirect wholly owned subsidiary of Mafco Holdings, and certain of its wholly-owned subsidiaries (the "Asset Transfer Agreement"), and Revlon, Inc. and Products Corporation entered into a real property asset transfer agreement with Holdings (the "Real Property Transfer Agreement" and, together with the Asset Transfer Agreement, the "Transfer Agreements"), and pursuant to such agreements, on June 24, 1992 Holdings transferred assets to Products Corporation and Products Corporation assumed all the liabilities of Holdings, other than certain specifically excluded assets and liabilities (the liabilities excluded are referred to as the "Excluded Liabilities"). Certain consumer products lines sold in demonstrator assisted distribution channels considered not integral to Revlon, Inc.'s business and which historically had not been profitable (the "Retained Brands") and certain other assets and liabilities were retained by Holdings. Holdings agreed to indemnify Revlon,

Inc. and Products Corporation against losses arising from the Excluded Liabilities, and Revlon, Inc. and Products Corporation agreed to indemnify Holdings against losses arising from the liabilities assumed by Products Corporation. The amount reimbursed by Holdings to Products Corporation for the Excluded Liabilities for 2001 was $0.2 million.

Reimbursement Agreements

         Revlon, Inc., Products Corporation and MacAndrews Holdings have entered into reimbursement agreements (the "Reimbursement Agreements") pursuant to which
(i) MacAndrews Holdings is obligated to provide (directly or through affiliates) certain professional and administrative services, including employees, to Revlon, Inc. and its subsidiaries, including Products Corporation, and purchase services from third party providers, such as insurance, legal and accounting services and air transportation services, on behalf of Revlon, Inc. and its subsidiaries, including Products Corporation, to the extent requested by Products Corporation, and (ii) Products Corporation is obligated to provide certain professional and administrative services, including employees, to MacAndrews Holdings (and its affiliates) and purchase services from third party providers, such as insurance and legal and accounting services, on behalf of MacAndrews Holdings (and its affiliates) to the extent requested by MacAndrews Holdings, provided that in each case the performance of such services does not cause an unreasonable burden to MacAndrews Holdings or Products Corporation, as the case may be. Products Corporation reimburses MacAndrews Holdings for the allocable costs of the services purchased for or provided to Products Corporation and its subsidiaries and for reasonable out-of-pocket expenses incurred in connection with the provision of such services. MacAndrews Holdings (or such affiliates) reimburses Products Corporation for the allocable costs of the services purchased for or provided to MacAndrews Holdings (or such affiliates) and for the reasonable out-of-pocket expenses incurred in connection with the purchase or provision of such services. The net amount reimbursed by MacAndrews Holdings to Products Corporation for the services provided under the Reimbursement Agreements for 2001 was $1.6 million. Each of Revlon, Inc. and Products Corporation, on the one hand, and MacAndrews Holdings, on the other, has agreed to indemnify the other party for losses arising out of the provision of services by it under the Reimbursement Agreements other than losses resulting from its willful misconduct or gross negligence. The Reimbursement Agreements may be terminated by either party on 90 days' notice. Products Corporation does not intend to request services under the Reimbursement Agreements unless their costs would be at least as favorable to Products Corporation as could be obtained from unaffiliated third parties.

Tax Sharing Agreement

         Revlon, Inc. and Products Corporation, for federal income tax purposes, are included in the affiliated group of which Mafco Holdings is the common parent, and Revlon, Inc.'s and Products Corporation's federal taxable income and loss are included in such group's consolidated tax return filed by Mafco Holdings. Revlon, Inc. and Products Corporation also may be included in certain state and local tax returns of Mafco Holdings or its subsidiaries. In June 1992, Holdings, Revlon, Inc., Products Corporation and certain of its subsidiaries, and Mafco Holdings entered into a tax sharing agreement (as subsequently amended and restated, the "Tax Sharing Agreement"), pursuant to which Mafco Holdings has agreed to indemnify Revlon, Inc. and Products Corporation against federal, state or local income tax liabilities of the consolidated or combined group of which Mafco Holdings (or a subsidiary of Mafco Holdings other than Revlon, Inc. and Products Corporation or its subsidiaries) is the common parent for taxable periods beginning on or after January 1, 1992 during which Revlon, Inc. and Products Corporation or a subsidiary of Products Corporation is a member of such group. Pursuant to the Tax Sharing Agreement, for all taxable periods beginning on or after January 1, 1992, Products Corporation will pay to Revlon, Inc., which in turn will pay to Holdings amounts equal to the taxes that Products Corporation would otherwise have to pay if they were to file separate federal, state or local income tax returns (including any amounts determined to be due as a result of a redetermination arising from an audit or otherwise of the consolidated or combined tax liability relating to any such period which is attributable to Products Corporation), except that Products Corporation will not be entitled to carry back any losses to taxable periods ending prior to January 1, 1992. No payments are required by Products Corporation or Revlon, Inc. if and to the extent Products Corporation is prohibited under the Credit Agreement from making tax sharing payments to Revlon, Inc. The Credit Agreement prohibits Products Corporation from making such tax sharing payments other than in respect of state and local income taxes. Since the payments to be made under the Tax Sharing Agreement will be determined by the amount of taxes that Products Corporation would otherwise have to pay if it were to file separate federal, state or local income tax returns, the Tax Sharing Agreement will benefit Mafco Holdings to the extent Mafco Holdings can offset the taxable income generated by Products Corporation against losses and tax credits generated by Mafco Holdings and its other subsidiaries. The Tax Sharing Agreement was amended, effective as of January 1, 2001 to eliminate a contingent payment to Revlon, Inc. under certain circumstances in return for a $10 million note with interest at 12% and interest and principal payable by Mafco Holdings on December 31, 2005. As a result of net operating tax losses and prohibitions under the Credit Agreement there were no federal tax payments or payments in lieu of taxes pursuant to the Tax Sharing Agreement for 2001.

Other

         Pursuant to a lease dated April 2, 1993 (the "Edison Lease"), Holdings leased to Products Corporation the Edison research and development facility for a term of up to 10 years with an annual rent of $1.4 million and certain shared operating expenses payable by Products Corporation which, together with the annual rent, were not to exceed $2.0 million per year. In August 1998, Holdings sold the Edison facility to an unrelated third party, which assumed substantially all liability for environmental claims and compliance costs relating to the Edison facility, and in connection with the sale Products Corporation terminated the Edison Lease and entered into a new lease with the new owner. Holdings agreed to indemnify Products Corporation through September 1, 2013 to the extent rent under the new lease exceeds rent that would have been payable under the terminated Edison Lease had it not been terminated. The net amount reimbursed by Holdings to Products Corporation with respect to the Edison facility for 2001 was $0.2 million.

         During 2001, Products Corporation leased certain facilities to MacAndrews & Forbes or its affiliates pursuant to occupancy agreements and leases. These included space at Products Corporation's New York headquarters and through January 31, 2001 at Products Corporation's offices in London. The rent paid to Products Corporation for 2001 was $0.5 million.

         Products Corporation's Credit Agreement and the 12% Notes are supported by, among other things, guarantees from Revlon, Inc., and, subject to certain limited exceptions, all of the domestic subsidiaries of Products Corporation. The obligations under such guarantees are secured by, among other things, the capital stock of Products Corporation and, subject to certain limited exceptions, the capital stock of all of Products Corporation's domestic subsidiaries and 66% of the capital stock of Products Corporation's and its domestic subsidiaries' first-tier foreign subsidiaries.

         Products Corporation has received a commitment from Mafco Holdings that it is prepared to provide, if necessary, additional financial support to Products Corporation of up to $40.0 million on appropriate terms through December 31, 2003.

         Effective September 2001, Revlon, Inc. acquired from Holdings all the assets and liabilities of the Charles of the Ritz brand (which Revlon, Inc. contributed to Products Corporation in the form of a capital contribution), in consideration for 400,000 newly issued shares of Revlon, Inc.'s Class A Common Stock and 4,333 shares of newly issued voting (with 433,333 votes in the aggregate) Series B Preferred Stock which are convertible into 433,333 shares in the aggregate of Revlon, Inc.'s Class A Common Stock, which conversion rights are subject to approval by the stockholders of Revlon, Inc. at the 2002 Annual Meeting. An investment banking firm rendered its written opinion that the terms of the transaction were fair from a financial standpoint to Revlon, Inc.

         During 2000, the Company made an advance of $0.8 million to Mr. Douglas Greeff, pursuant to his employment agreement, which bears interest at the applicable federal rate, of which $0.2 million was repaid by Mr. Greeff to the Company during 2001.

         During 2001, Products Corporation made payments of $0.3 million to Ms. Ellen Barkin (spouse of Mr. Perelman) under an agreement pursuant to which she provided voiceover services for certain of the Company's advertisements, which payments were competitive with industry rates for similarly situated talent.

         Mr. Nugent's spouse provided consulting services in 2000 and 2001 for product and concept development, for which Products Corporation paid her $0.1 million in 2001.

         The law firm, of which Mr. Edward Landau is Of Counsel, Wolf, Block, Schorr and Solis-Cohen LLP, provided legal services to Products Corporation and its subsidiaries during 2001 and it is anticipated that such firm will continue to provide such services in 2002.

         During 2001, Products Corporation made payments of $0.1 million to a fitness center, in which an interest is owned by members of the immediate family of Mr. Donald Drapkin, who is a member of the Company's Board of Directors, for discounted health club dues for an executive health program of Products Corporation.

         In December 2001, Products Corporation employed in a junior entry-level marketing position the daughter of the Chairman of the Company's Executive Committee, with compensation paid for 2001 of less than $5,000.

         During 2001, Products Corporation employed in a junior entry-level marketing position the daughter of Mr. Donald Drapkin, who is a member of the Company's Board of Directors, with compensation paid for 2001 of less than $60,000.

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

3.2                 Certificate of Amendment of Certificate of Incorporation of
                    Products Corporation filed with the Commission on February
                    18, 1993 (incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-K for the year ended December 31,
                    1992 of Products Corporation (the "Products Corporation 1992
                    Form 10-K")).

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

4.                  INSTRUMENTS   DEFINING   THE  RIGHT  OF  SECURITY   HOLDERS,
                    INCLUDING INDENTURES.

4.1                 Indenture, dated as of November 26, 2001, among Products
                    Corporation, the Guarantors party thereto, including Revlon, Inc., as parent guarantor, and Wilmington Trust Company, as trustee, relating to the 12% Senior Secured Notes due 2005
                    (incorporated by reference to Exhibit 4.2 to the Current
                    Report on Form 8-K of Products Corporation filed with the Commission on November 30, 2001 (the "Products Corporation
                    November 2001 Form 8-K")).

*4.2 Revlon Pledge Agreement, dated as of November 30, 2001, between Revlon, Inc., as pledgor, in favor of Wilmington
                    Trust Company, as note collateral agent (the "Note
                    Collateral Agent").

*4.3                Company Pledge Agreement (Domestic), dated as of November
                    30, 2001, between Products Corporation, as pledgor, in favor of Wilmington Trust Company, as Note Collateral Agent.

*4.4                Subsidiary Pledge Agreement (Domestic), dated as of November
                    30, 2001, between RIROS Corporation, as pledgor, in favor of Wilmington Trust Company, as Note Collateral Agent.

*4.5                Subsidiary Pledge Agreement (Domestic), dated as of November
                    30, 2001, between Revlon International Corporation, as pledgor, in favor of Wilmington Trust Company, as Note
                    Collateral Agent.

*4.6                Subsidiary Pledge Agreement (Domestic), dated as of November
                    30, 2001, between PPI Two Corporation, as pledgor, in favor of Wilmington Trust Company, as Note Collateral Agent.


    EXHIBIT NO.                             DESCRIPTION
    -----------                             -----------
*4.7                Company Pledge Agreement (International), dated as of
                    November 30, 2001, between Products Corporation, as pledgor, in favor of Wilmington Trust Company, as Note Collateral
                    Agent.

*4.8                Subsidiary Pledge Agreement (International), dated as of
                    November 30, 2001, between RIROS Corporation, as pledgor, in favor of Wilmington Trust Company, as Note Collateral Agent.

*4.9                Subsidiary Pledge Agreement (International), dated as of
                    November 30, 2001, between Revlon International Corporation, as pledgor, in favor of Wilmington Trust Company, as Note
                    Collateral Agent.

*4.10               Subsidiary Pledge Agreement (International), dated as of
                    November 30, 2001, between PPI Two Corporation, as pledgor, in favor of Wilmington Trust Company, as Note Collateral
                    Agent.

*4.11 Company Security Agreement, dated as of November 30, 2001, between Products Corporation, as grantor, in favor of Wilmington Trust Company, as Note Collateral Agent.

*4.12               Subsidiary  Security  Agreement,  dated as of  November  30,
                    2001, among Almay, Inc., Carrington Parfums Ltd., Charles of the Ritz Group Ltd., Charles Revson Inc.,  Cosmetics & More,
                    Inc.,   North  America  Revsale  Inc.,   Pacific  Finance  &
                    Development Corp., PPI Two Corporation, Prestige Fragrances,
                    Ltd., Revlon Consumer Corp.,  Revlon Government Sales, Inc.,
                    Revlon  International  Corporation,  Revlon  Products Corp.,
                    Revlon Real Estate  Corporation,  RIROS  Corporation,  RIROS
                    Group  Inc.  and RIT  Inc.,  each as  grantor,  in  favor of
                    Wilmington Trust Company, as Note Collateral Agent.

*4.13               Company Copyright Security Agreement, dated as of November
                    30, 2001, between Products Corporation, as grantor, in favor of Wilmington Trust Company, as Note Collateral Agent.


EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
*4.14           Company Patent Security Agreement, dated as of November 30,
                2001, between Products Corporation, as grantor, in favor of
                Wilmington Trust Company, as Note Collateral Agent.

*4.15           Company Trademark Security Agreement, dated as of November
                30, 2001, between Products Corporation, as grantor, in favor of Wilmington Trust Company, as Note Collateral Agent.

*4.16           Subsidiary   Trademark  Security  Agreement,   dated  as  of
                November 30, 2001,  between Charles Revson Inc., as grantor, in favor of Wilmington  Trust  Company,  as Note  Collateral
                Agent.

*4.17           Subsidiary   Trademark  Security  Agreement,   dated  as  of
                November 30, 2001,  between Charles of the Ritz Group, Ltd., as grantor,  in favor of Wilmington  Trust Company,  as Note
                Collateral Agent.

*4.18           Deed of Trust, Assignment of Rents and Leases and Security
                Agreement, dated as of November 30, 2001, between Products
                Corporation and First American Title Insurance Company for the use and benefit of Wilmington Trust Company, as Note
                Collateral Agent.

*4.19 Amended and Restated Collateral Agency Agreement, dated as of May 30, 1997, and further amended and restated as of November 30, 2001, between Products Corporation, JPMorgan
                Chase Bank, as bank agent and as administrative agent, and Wilmington Trust Company, as trustee and as Note Collateral
                Agent.

 4.20           Indenture, dated as of February 1, 1998, between Revlon
                Escrow Corp. ("Revlon Escrow") and U.S. Bank Trust National
                Association (formerly known as First Trust National
                Association), as Trustee, relating to the 8 1/8% Senior
                Notes due 2006 (the "8 1/8% Senior Notes
                Indenture")(incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of Products Corporation filed with the Commission on March 12, 1998, File No.
                333-47875 (the "Products Corporation 1998 Form S-1")).

 4.21           Indenture, dated as of February 1, 1998, between Revlon
                Escrow and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee, relating to the 8 5/8% Senior Subordinated Notes Due 2008
                (the "8 5/8% Senior Subordinated Notes
                Indenture")(incorporated by reference to Exhibit 4.3 to the Products Corporation 1998 Form S-1).

 4.22           First  Supplemental  Indenture,  dated April 1, 1998,  among
                Products  Corporation,   Revlon  Escrow,  and  the  Trustee,
                amending the 8 1/8% Senior Notes Indenture  (incorporated by reference  to Exhibit 4.2 to the Products  Corporation  1998
                Form S-1).

 4.23           First  Supplemental  Indenture,  dated March 4, 1998,  among
                Products  Corporation,   Revlon  Escrow,  and  the  Trustee,
                amending  the 8 5/8%  Senior  Subordinated  Notes  Indenture
                (incorporated  by  reference  to Exhibit 4.4 to the Products
                Corporation 1998 Form S-1).

 4.24           Indenture, dated as of November 6, 1998, between Products
                Corporation and U.S. Bank Trust National Association, as
                Trustee, relating to Products Corporation's 9% Senior Notes due 2006 (incorporated by reference to Exhibit 4.13 to the Quarterly Report on Form 10-Q for the quarterly period ended
                September 30, 1998 of Revlon, Inc.).

 4.25           Second Amended and Restated Credit Agreement, dated as of
                November 30, 2001, among Products Corporation, the subsidiaries of Products Corporation parties thereto, the lenders parties thereto, the Co-Agents parties thereto, Citibank, N.A., as documentation agent, Lehman Commercial
                Paper Inc., as syndication  agent,  J.P.  Morgan  Securities
                Inc., as sole arranger and  bookrunner,  and JPMorgan  Chase
                Bank, as administrative agent (incorporated by reference to Exhibit 4.1 to the Products Corporation November 2001 Form
                8-K).

10.             MATERIAL CONTRACTS.

10.1            Asset Transfer  Agreement,  dated as of June 24, 1992, among
                Holdings,  National Health Care Group,  Inc., Charles of the
                Ritz Group Ltd., Products Corporation and Revlon, Inc.
                (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Revlon, Inc. Registration Statement on Form S-1 filed with the Commission on June 29, 1992, File No. 33-47100).

*10.2 Tax Sharing Agreement, entered into as of June 24, 1992, among Mafco Holdings, Revlon, Inc., Products Corporation and certain subsidiaries of Products Corporation as amended and restated as of January 1, 2001.

 10.3           Employment Agreement, dated as of November 2, 1999, between
                Products Corporation and Jeffrey M. Nugent (the "Nugent
                Employment Agreement")(incorporated by reference to Exhibit
                10.10 to the Annual Report on Form 10-K for the year ended
                December 31, 1999 of Revlon, Inc. (the "Revlon 1999 Form
                10-K")).

 10.4           Amendment,  dated June 15,  2001,  to the Nugent  Employment
                Agreement dated as of November 2, 1999 (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form
                10-Q for the quarterly period ended June 30, 2001 of Revlon, Inc. (the "Revlon 2001 Second Quarter Form 10-Q").

 10.5 Employment Agreement, amended and restated as of May 9, 2000, between Products Corporation and Douglas H. Greeff
                (the "Greeff Employment Agreement")(incorporated by reference to
                Exhibit 10.22 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of Revlon, Inc.).


    EXHIBIT NO.                             DESCRIPTION
    -----------                             -----------
*10.6               Amendment  dated  June  18,  2001 to the  Greeff  Employment
                    Agreement.

*10.7 Employment Agreement, effective as of August 1, 2001, between Products Corporation and Paul E. Shapiro.

*10.8               Revlon Executive Bonus Plan (Amended and Restated as of June
                    18, 2001).

 10.9 Amended and Restated Revlon Pension Equalization Plan, amended and restated as of December 14, 1998 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form
                    10-K for year ended December 31, 1998 of Revlon, Inc.).

 10.10              Executive  Supplemental  Medical  Expense Plan Summary dated
                    July 1991 (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 of Revlon, Inc. filed with the Commission on May 22, 1992, File No. 33-47100).

 10.11              Benefit  Plans  Assumption  Agreement,  dated  as of July 1,
                    1992,  by and among  Holdings,  Revlon,  Inc.  and  Products
                    Corporation (incorporated by reference to Exhibit 10.25 to the Products Corporation 1992 Form 10-K).

 10.12              Revlon Amended and Restated Executive Deferred  Compensation
                    Plan dated as of August 6, 1999 (incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of
                    Revlon,  Inc. for the quarterly  period ended  September 30,
                    1999).

 10.13              Revlon Executive  Severance Policy effective January 1, 1996
                    (incorporated by reference to Exhibit 10.23 to the Amendment
                    No. 3 to the  Registration  Statement on Form S-1 of Revlon,
                    Inc. filed with the Commission on February 5, 1996, File No.
                    33-99558).

 10.14              Revlon,  Inc.  Third  Amended and  Restated  1996 Stock Plan
                    (amended and restated as of May 10, 2000)(incorporated by reference to Exhibit 10.16 to the Revlon 2001 Second Quarter
                    Form 10-Q).

 10.15              Purchase  Agreement,  dated as of February 18, 2000,  by and among  Revlon,  Inc.,  Products  Corporation,  REMEA 2 B.V.,
                    Revlon  Europe,   Middle  East  and  Africa,   Ltd.,  Revlon
                    International Corporation,  Europeenne de Produits de Beaute
                    S.A., Deutsche Revlon GmbH & Co. K.G., Revlon Canada,  Inc.,
                    Revlon  de   Argentina,   S.A.I.C.,   Revlon   South  Africa
                    (Proprietary) Limited, Revlon (Suisse) S.A., Revlon Overseas
                    Corporation C.A., CEIL -Comercial,  Exportadora,  Industrial
                    Ltda.,  Revlon  Manufacturing  Ltd.,  Revlon  Belgium  N.V.,
                    Revlon  (Chile) S.A.,  Revlon (Hong Kong)  Limited,  Revlon,
                    S.A.,  Revlon  Nederland B.V.,  Revlon New Zealand  Limited,
                    European Beauty Products S.p.A. and Beauty Care Professional
                    Products Luxembourg,  S.a.r.l. (incorporated by reference to
                    Exhibit 10.19 to the Revlon 1999 Form 10-K).

*10.16 Purchase and Sale Agreement dated as of July 31, 2001 by and between Holdings and Revlon, Inc.

21.                 SUBSIDIARIES.

*21.1               Subsidiaries of Products Corporation.

23.                 CONSENTS OF EXPERTS AND COUNSEL.

*23.1               Consent of KPMG LLP.

24.                 POWERS OF ATTORNEY.

*24.1               Power of Attorney executed by Ronald O. Perelman.

*24.2               Power of Attorney executed by Donald G. Drapkin.

*24.3               Power of Attorney executed by Howard Gittis.

*24.4               Power of Attorney executed by Edward J. Landau.









--------------

* Filed herewith.

(b)      Reports on Form 8-K.

         Form 8-K filed on November 30, 2001 to report the issuance by Products Corporation of $363 million in principal amount of its 12% Notes in a private placement and the completion of the refinancing of the 1997 Credit Agreement by entering into the 2001 Credit Agreement.

             REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                          Page
                                                                                                          ----
Independent Auditors' Report ..............................................................................F-2

AUDITED FINANCIAL STATEMENTS:

    Consolidated Balance Sheets as of December 31, 2001 and 2000 ..........................................F-3
    Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2001......................................................................F-4
    Consolidated Statements of Stockholder's Deficiency and Comprehensive Loss for each of the years in the three-year period ended December 31, 2001.......................................................F-5
    Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2001......................................................................F-6
    Notes to Consolidated Financial Statements ............................................................F-7

FINANCIAL STATEMENT SCHEDULES:

    Schedule II -- Valuation and Qualifying Accounts ......................................................F-40


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholder
Revlon Consumer Products Corporation:

We have audited the accompanying consolidated balance sheets of Revlon Consumer Products Corporation and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholder's deficiency and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements we have also audited the financial statement schedule as listed on the index on page F-1. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Revlon Consumer Products Corporation and its subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                                        KPMG LLP

New York, New York
February 25, 2002

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                               DECEMBER 31,      DECEMBER 31,
                           ASSETS                                                 2001              2000
                                                                              -------------     --------------
Current assets:
      Cash and cash equivalents ......................................        $      103.3      $        56.3
      Marketable securities ..........................................                 2.2                  -
      Trade receivables, less allowances of $15.4
          and $16.1, respectively ....................................               203.9              220.5
      Inventories ....................................................               157.9              184.8
      Prepaid expenses and other .....................................                50.6               68.5
                                                                              -------------     --------------
          Total current assets .......................................               517.9              530.1
Property, plant and equipment, net ...................................               142.8              221.7
Other assets .........................................................               132.2              146.3
Intangible assets, net................................................               198.5              206.1
                                                                              -------------     --------------
          Total assets ...............................................        $      991.4      $     1,104.2
                                                                              =============     ==============

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Current liabilities:
      Short-term borrowings - third parties...........................        $       17.5      $        30.7
      Accounts payable ...............................................                87.0               86.3
      Accrued expenses and other......................................               281.2              310.7
                                                                              -------------     --------------
          Total current liabilities ..................................               385.7              427.7
Long-term debt - third parties .......................................             1,619.5            1,539.0
Long-term debt - affiliates ..........................................                24.1               24.1
Other long-term liabilities...........................................               250.9              217.7

Stockholder's deficiency:
      Preferred stock, par value $1.00 per share; 1,000 shares
          authorized, 546 shares of Series A Preferred Stock
          issued and outstanding......................................                54.6               54.6
      Common Stock, par value $1.00 per share; 1,000
          shares authorized, issued and outstanding...................                   -                  -
      Capital deficiency..............................................              (214.8)            (213.8)
      Accumulated deficit since June 24, 1992.........................            (1,067.5)            (915.3)
      Accumulated other comprehensive loss............................               (61.1)             (29.8)
                                                                              -------------     --------------
          Total stockholder's deficiency..............................            (1,288.8)          (1,104.3)
                                                                              -------------     --------------
          Total liabilities and stockholder's deficiency..............        $      991.4      $     1,104.2
                                                                              =============     ==============

          See Accompanying Notes to Consolidated Financial Statements.

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------------------------
                                                                           2001               2000               1999
                                                                       --------------     --------------     --------------
Net sales...........................................................   $     1,321.5      $     1,447.8      $     1,709.9
Cost of sales.......................................................           544.2              574.3              726.3
                                                                       --------------     --------------     --------------
     Gross profit...................................................           777.3              873.5              983.6
Selling, general and administrative expenses........................           720.5              801.8            1,154.2
Restructuring costs and other, net..................................            38.1               54.1               40.2
                                                                       --------------     --------------     --------------

     Operating income (loss)........................................            18.7               17.6             (210.8)
                                                                       --------------     --------------     --------------

Other expenses (income):
     Interest expense...............................................           140.5              144.5              147.9
     Interest income................................................            (2.7)              (2.1)              (2.8)
     Amortization of debt issuance costs............................             6.2                5.6                4.3
     Foreign currency losses (gains), net...........................             2.2                1.6               (0.5)
     Loss (gain) on sale of product line, brands and facilities, net            14.4              (10.8)               0.9
     Miscellaneous, net.............................................             2.7               (1.8)                 -
                                                                       --------------     --------------     --------------
         Other expenses, net........................................           163.3              137.0              149.8
                                                                       --------------     --------------     --------------

Loss before income taxes and extraordinary item.....................          (144.6)            (119.4)            (360.6)

Provision for income taxes..........................................             4.0                8.6                9.1
                                                                       --------------     --------------     --------------

Loss before extraordinary item......................................          (148.6)            (128.0)            (369.7)

Extraordinary item - early extinguishment of debt, net of tax.......            (3.6)                 -                  -

                                                                       --------------     --------------     --------------
Net loss............................................................   $      (152.2)     $      (128.0)     $      (369.7)
                                                                       ==============     ==============     ==============


          See Accompanying Notes to Consolidated Financial Statements.

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIENCY AND COMPREHENSIVE LOSS
                              (DOLLARS IN MILLIONS)


                                                                                                    ACCUMULATED
                                                                                                       OTHER            TOTAL
                                                        PREFERRED      CAPITAL      ACCUMULATED    COMPREHENSIVE     STOCKHOLDER'S
                                                          STOCK      DEFICIENCY       DEFICIT         LOSS (a)         DEFICIENCY
                                                        ---------    ----------     -----------    -------------     -------------
Balance, January 1, 1999..............................   $  54.6      $ (211.4)     $  (417.6)        $ (72.6)         $  (647.0)
     Net distribution from affiliate..................                    (1.0)(c)                                          (1.0)
     Comprehensive loss:
            Net loss..................................                                 (369.7)                            (369.7)
            Adjustment for minimum
                     pension liability................                                                   27.6               27.6
            Revaluation of marketable securities......                                                   (0.8)              (0.8)
            Currency translation adjustment...........                                                  (22.3)             (22.3)
                                                                                                                       ---------
     Total comprehensive loss.........................                                                                    (365.2)
                                                         -------      --------      ---------         -------          ---------

Balance, December 31, 1999............................      54.6        (212.4)        (787.3)          (68.1)          (1,013.2)
     Net distribution from affiliate..................                    (1.4)(c)                                          (1.4)
     Comprehensive loss:
            Net loss..................................                                 (128.0)                            (128.0)
            Adjustment for minimum
                     pension liability................                                                    1.3                1.3
            Loss on marketable securities.............                                                    3.8 (b)            3.8
            Currency translation adjustment...........                                                   33.2 (b)           33.2
                                                                                                                       ---------
     Total comprehensive loss.........................                                                                     (89.7)
                                                         -------      --------      ---------         -------          ---------

Balance, December 31, 2000............................      54.6        (213.8)        (915.3)          (29.8)          (1,104.3)
     Net distribution from affiliate..................                    (1.0)(c)                                          (1.0)
     Comprehensive loss:
            Net loss..................................                                 (152.2)                            (152.2)
            Adjustment for minimum
                     pension liability................                                                  (42.5)             (42.5)
            Revaluation of forward currency contracts.                                                    0.1                0.1
            Currency translation adjustment...........                                                   11.1 (b)           11.1
                                                                                                                       ---------
     Total comprehensive loss.........................                                                                    (183.5)
                                                         -------      --------      ---------         -------          ---------

Balance, December 31, 2001............................   $  54.6      $ (214.8)     $(1,067.5)        $ (61.1)         $(1,288.8)
                                                         =======      ========      =========         =======          =========

----------
 (a) Accumulated other comprehensive loss includes unrealized gains on revaluations of forward currency contracts of $0.1 for 2001, unrealized losses on marketable securities of $3.8 for 1999, cumulative net translation losses of $15.1, $26.2 and $59.4 for 2001, 2000 and 1999, respectively, and adjustments for the minimum pension liability of $46.1, $3.6 and $4.9 for 2001, 2000 and 1999, respectively.

 (b) The currency translation adjustment as of December 31, 2001 and December 31, 2000 includes a reclassification adjustment of $7.1 and $48.3, respectively, for realized lossses on foreign currency adjustments associated primarily with the sale of the Colorama brand in Brazil and the sale of the Company's worldwide professional products line and for marketable securities, respectively. Accumulated other comprehensive loss as of December 31, 2000 also includes $3.8 in realized losses on marketable securities.

 (c) Represents net distributions in capital from the Charles of the Ritz business (See Note 15).

          See Accompanying Notes to Consolidated Financial Statements.

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)

                                                                                         YEAR ENDED DECEMBER 31,
                                                                              ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                            2001            2000             1999
                                                                              ------------    ------------    -------------
Net loss....................................................................  $    (152.2)    $    (128.0)    $     (369.7)
Adjustments to reconcile net loss to net cash
      (used for) provided by operating activities:
     Depreciation and amortization..........................................        115.1           126.9            126.1
     Extraordinary items....................................................          3.6               -                -
     Gain on sale of marketable securities .................................         (2.2)              -                -
     Loss (gain) on sale of certain assets, net.............................         14.4           (13.2)             1.6
     Change in assets and liabilities, net of acquisitions and dispositions:
         Decrease in trade receivables......................................          5.9            29.1            187.2
         Decrease (increase) in inventories.................................         10.2            32.8            (22.3)
         (Increase) decrease in prepaid expenses and
                     other current assets...................................         (4.9)           17.1             11.5
         Increase (decrease) in accounts payable............................          4.4           (21.0)            10.8
         (Decrease) increase in accrued expenses and other
                     current liabilities....................................        (42.6)          (80.7)            20.5
         Purchase of permanent displays.....................................        (44.0)          (51.4)           (66.5)
         Other, net.........................................................          5.8             4.4             19.1
                                                                              ------------    ------------    -------------
Net cash used for operating activities......................................        (86.5)          (84.0)           (81.7)
                                                                              ------------    ------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures........................................................        (15.1)          (19.0)           (42.3)
Acquisition of technology rights............................................            -            (3.0)               -
Proceeds from the sale of certain assets....................................        102.3           344.1              1.6
                                                                              ------------    ------------    -------------
Net cash provided by (used for) investing activities........................         87.2           322.1            (40.7)
                                                                              ------------    ------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net (decrease) increase in short-term borrowings - third parties............        (11.3)           (2.7)            12.3
Proceeds from the issuance of long-term debt - third parties................        698.5           339.1            574.5
Repayment of long-term debt - third parties.................................       (614.0)         (538.7)          (464.9)
Net distribution from affiliate ............................................         (1.0)           (1.4)            (1.0)
Proceeds from the issuance of debt - affiliates.............................            -               -             67.1
Repayment of debt - affiliates..............................................            -               -            (67.1)
Payment of debt issuance costs..............................................        (25.9)              -             (3.5)
                                                                              ------------    ------------    -------------
Net cash provided by (used for) financing activities........................         46.3          (203.7)           117.4
                                                                              ------------    ------------    -------------
Effect of exchange rate changes on cash and cash equivalents................            -            (3.5)            (4.3)
                                                                              ------------    ------------    -------------
     Net increase (decrease) in cash and cash equivalents...................         47.0            30.9             (9.3)
     Cash and cash equivalents at beginning of period.......................         56.3            25.4             34.7
                                                                              ------------    ------------    -------------
     Cash and cash equivalents at end of period.............................  $     103.3     $      56.3     $       25.4
                                                                              ============    ============    =============
Supplemental schedule of cash flow information:
     Cash paid during the period for:

         Interest...........................................................  $     134.6     $     141.3     $      146.1
         Income taxes, net of refunds.......................................          3.4             4.7              8.2

          See Accompanying Notes to Consolidated Financial Statements.

             REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

1.   SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

     Revlon Consumer Products Corporation ("Products Corporation" and together with its subsidiaries, the "Company") was formed in April 1992. The Company manufactures and sells an extensive array of cosmetics and skin care, fragrances and personal care products. Prior to March 30, 2000, the Company sold professional products for use in and resale by professional salons. On March 30, 2000, the Company sold its professional products line and on May 8, 2000 sold the Plusbelle brand in Argentina. On July 16, 2001 the Company sold the Colorama brand in Brazil. (See Note 3). The Company's principal customers include large mass volume retailers and chain drug stores, as well as certain department stores and other specialty stores, such as perfumeries. The Company also sells consumer products to United States military exchanges and commissaries and has a licensing group.

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

     In November 2001, the FASB Emerging Issues Task Force (the "EITF") reached consensus on EITF Issue 01-9 entitled, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" (the "Guidelines"), which addresses when sales incentives and discounts should be recognized, as well as where the related revenues and expenses should be classified in the financial statements. The Company adopted the earlier portion of these new Guidelines (formerly EITF Issue 00-14) addressing certain sales incentives effective January 1, 2001, and accordingly, all prior period financial statements reflect the implementation of the earlier portion of the Guidelines. The impact on net sales, gross profit and selling, general and administrative expenses ("SG&A") as a result of adopting the earlier portion of these new Guidelines was $46.8, $67.2 and $67.2 and $154.5, $193.5 and $193.5 in 2000 and
1999, respectively. The Company adopted the second portion of the Guidelines (formerly EITF Issue 00-25) effective January 1, 2002. (See Note 19).

     Effective September 2001, Revlon, Inc. acquired from Holdings (as hereinafter defined) all the assets and liabilities of the Charles of the Ritz brand (which Revlon, Inc. contributed to Products Corporation). (See Note 15).

     Certain amounts in the prior year financial statements have been reclassified to conform to the current year's presentation.

CASH AND CASH EQUIVALENTS:

     Cash equivalents (primarily investments in time deposits, which have original maturities of three months or less) are carried at cost, which approximates fair value. Approximately $15.3 and $22.2 was restricted and supported short-term borrowings at December 31, 2001 and 2000, respectively. (See Note 8).

INVENTORIES:

     Inventories are stated at the lower of cost or market value. Cost is principally determined by the first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT AND OTHER ASSETS:

     Property, plant and equipment is recorded at cost and is depreciated on a straightline basis over the estimated useful lives of such assets as follows: land improvements, 20 to 40 years; buildings and improvements, 5 to 45 years; machinery and equipment, 3 to 17 years; and office furniture and fixtures and capitalized software, 2 to 12 years. Leasehold improvements are amortized over their estimated useful lives or the terms of the leases, whichever is shorter. Repairs and maintenance are charged to operations as incurred, and expenditures for additions and improvements are capitalized.


     Long-lived assets, including fixed assets and intangibles other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the undiscounted future cash flows (excluding interest) resulting from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

     At the beginning of the fourth quarter in 2000, the Company decided to consolidate its manufacturing facility in Phoenix, Arizona into its manufacturing facility in Oxford, North Carolina, which was completed in late 2001. As a result, the Company depreciated the net book value of the facility in excess of its estimated salvage value over its remaining useful life.

     Included in other assets are permanent displays amounting to approximately $91.8 and $111.6 (net of amortization of $62.6 and $68.3) as of December 31, 2001 and 2000, respectively, which are amortized over 3 to 5 years. In addition, the Company has included in other assets charges related to the issuance of its debt instruments amounting to approximately $33.3 and $19.0 (net of amortization of $6.2 and $5.6) as of December 31, 2001 and 2000, respectively, which are amortized over the terms of the related debt instruments.

INTANGIBLE ASSETS RELATED TO BUSINESSES ACQUIRED:

     Intangible assets related to businesses acquired principally represent goodwill, the majority of which has been amortized on a straightline basis over 40 years. The Company evaluates, when circumstances warrant, the recoverability of its intangible assets on the basis of undiscounted cash flow projections. When impairment is indicated, the Company writes down recorded amounts of goodwill to the estimated amount of undiscounted cash flows. Accumulated amortization aggregated $117.1 and $110.0 at December 31, 2001 and 2000, respectively.

REVENUE RECOGNITION:

     The Company recognizes net sales upon shipment of merchandise. Net sales is comprised of gross revenues less expected returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as coupons. These incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive. The Company records sales returns as a reduction to sales, cost of sales and accounts receivable and an increase to inventory. Cost of sales includes the cost of refurbishment of returned products. Additionally, cost of sales reflects the costs associated with free products, buy-one-get-one free, trial-size items, gift-with-purchase and other types of incentives. These incentive costs are recognized on the later of the date the Company recognizes the related revenue or the date on which the Company offers the incentive. The Company adopted the second portion of EITF Issue 01-9 (formerly EITF Issue 00-25) effective January 1, 2002. (See Note 19).

INCOME TAXES:

     Income taxes are calculated using the liability method in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

     Products Corporation, for federal income tax purposes, is included in the affiliated group of which Mafco Holdings is the common parent, and Products Corporation's federal taxable income and loss is included in such group's consolidated tax return filed by Mafco Holdings. Products Corporation also may be included in certain state and local tax returns of Mafco Holdings or its subsidiaries. For all periods presented, federal, state and local income taxes are provided as if Products Corporation filed its own income tax returns. On June 24, 1992, Revlon Holdings Inc. ("Holdings"), an affiliate and indirect wholly owned subsidiary of Mafco Holdings, Revlon, Inc., Products Corporation and certain of its subsidiaries and Mafco Holdings entered into a tax sharing agreement, which is described in Notes 12 and 15.

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

RESEARCH AND DEVELOPMENT:

     Research and development expenditures are expensed as incurred. The amounts charged against earnings in 2001, 2000 and 1999 were $24.4, $27.3 and $32.9, respectively.

FOREIGN CURRENCY TRANSLATION:

     Assets and liabilities of foreign operations are generally translated into United States dollars at the rates of exchange in effect at the balance sheet date. Income and expense items are generally translated at the weighted average exchange rates prevailing during each period presented. Gains and losses resulting from foreign currency transactions are included in the results of operations. Gains and losses resulting from translation of financial statements of foreign subsidiaries and branches operating in non-hyperinflationary economies are recorded as a component of accumulated other comprehensive loss until either sale or upon complete or substantially complete liquidation by the Company of its investment in a foreign entity. Foreign subsidiaries and branches operating in hyperinflationary economies translate non-monetary assets and liabilities at historical rates and include translation adjustments in the results of operations.

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

STOCK-BASED COMPENSATION:

     SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25" issued in March 2000. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of Revlon, Inc.'s stock at the date of the grant over the amount an employee must pay to acquire the stock. (See Note 14).

DERIVATIVE FINANCIAL INSTRUMENTS:

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

     The Company formally designates and documents each financial instrument as a hedge of a specific underlying exposure as well as the risk management objectives and strategies for entering into the hedge transaction upon inception. The Company also formally assesses upon inception and quarterly thereafter whether the financial instruments used in hedging transactions are effective in offsetting changes in the fair value or cash flows of the hedged items.

     The Company uses derivative financial instruments, primarily forward foreign exchange contracts, to reduce the exposure of adverse effects of fluctuating foreign currency exchange rates. These contracts, which have been designated as cash flow hedges, were entered into primarily to hedge anticipated inventory purchases and certain intercompany payments denominated in foreign currencies, which have maturities of less than one year. The unrecognized income
(loss) on the revaluation of forward currency contracts is recognized in cost of sales upon expiration of the contract. Throughout 2001, the Company entered into these contracts with a counterparty that is a major financial institution, and accordingly the Company believes that the risk of counterparty nonperformance is remote. There were no derivative financial instruments outstanding at December 31, 2001.

     The amount of the hedges' ineffectiveness as of December 31, 2001 recorded in the Consolidated Statements of Operations was not significant.

ADVERTISING AND PROMOTION:

     Costs associated with advertising and promotion are expensed in the year incurred. Television advertising production costs are expensed the first time the advertising takes place. Advertising and promotion expenses were $272.9, $268.7 and $352.2 for 2001, 2000 and 1999, respectively.

     The Company has various arrangements with customers to reimburse them for a portion of their advertising costs, which provide advertising benefits to the Company. Additionally, from time to time the Company may pay fees to customers in order to expand or maintain shelf space for its products. The costs that the Company incurs for "cooperative" advertising programs, end cap replacement, shelf replacement costs and slotting fees are expensed as incurred and are currently included in SG&A expenses on the Company's Consolidated Statements of Operations. The Company adopted the second portion of EITF Issue 01-9 (formerly EITF Issue 00-25) effective January 1, 2002. (See Note 19).

DISTRIBUTION COSTS:

     Costs, such as freight and handling costs, associated with distribution are expensed within SG&A when incurred. Distribution costs were $65.9, $78.4 and $102.9 for 2001, 2000 and 1999, respectively.

2. RESTRUCTURING COSTS AND OTHER, NET

     In late 1998, the Company developed a strategy to reduce overall costs and streamline operations. To execute against this strategy, the Company began to develop a restructuring plan and executed the plan in several phases, which has resulted in several restructuring charges being recorded.

     In the fourth quarter of 1998, the Company began to execute the 1998 restructuring program which was designed to realign and reduce personnel, exit excess leased real estate, realign and consolidate regional activities, reconfigure certain manufacturing operations and exit certain product lines. During the nine-month period ended September 30, 1999, the Company continued to execute the 1998 restructuring program and recorded an additional net charge of $20.5 principally for employee severance and other personnel benefits and obligations for excess leased real estate primarily in the United States. Additionally, in 1999, the Company exited a non-core business for which it recorded a charge of $1.6, which was included in restructuring costs and other, net.

     In the fourth quarter of 1999, the Company continued to restructure its organization and began a new program in line with its original restructuring plan developed in late 1998, principally for additional employee severance and other personnel benefits and to restructure certain operations outside the United States, including certain operations in Japan, resulting in a charge of $18.1. Additionally, during the fourth quarter of 1999 the Company recorded a charge of $22.0 to SG&A for executive separation costs related to this new program. In the first quarter of 2000, the Company recorded a charge of $9.5 relating to the 1999 restructuring program that began in the fourth quarter of 1999. The Company continued to implement the 1999 restructuring program during the second quarter of 2000 during which it recorded a charge of $5.1.

     During the third quarter of 2000, the Company continued to re-evaluate its organizational structure. As part of this re-evaluation, the Company initiated a new restructuring program in line with the original restructuring plan developed in late 1998, designed to improve profitability by reducing personnel and consolidating manufacturing facilities. The Company recorded a charge of $13.7 in the third quarter of 2000 for programs begun in such quarter, as well as for the expanded scope of programs previously commenced. The 2000 restructuring program focused on the Company's plans to close its manufacturing operations in Phoenix, Arizona and Mississauga, Canada and to consolidate its cosmetics production into its plant in Oxford, North Carolina. The 2000 restructuring program also includes the remaining obligation for excess leased real estate in the Company's headquarters, consolidation costs associated with the Company closing its facility in New Zealand, and the elimination of several domestic and international executive and operational positions, each of which were effected to reduce and streamline corporate overhead costs. In the fourth quarter of 2000, the Company recorded a charge of $25.8 related to the 2000 restructuring program, principally for additional employee severance and other personnel benefits and to consolidate worldwide operations.

     In the first, second, third and fourth quarters of 2001, the Company recorded charges of $14.6, $7.9, $3.0 and $12.6, respectively, related to the 2000 restructuring program, principally for additional employee severance and other personnel benefits, relocation and other costs related to the consolidation of worldwide operations. The charge in the fourth quarter of 2001 also was for an adjustment to previous estimates of approximately $6.6.

     In connection with the 1999 restructuring program and the 2000 restructuring program, termination benefits for 403 employees and 2,188 employees, respectively, were included in the Company's restructuring charges of which 394 and 2,009 employees have been terminated as of December 31, 2001. The remaining employees from the 2000 restructuring program are expected to be terminated within one year from the date of their notification.

     Details of the activity described above during 2001, 2000 and 1999 are as follows:

                                                    BALANCE                                UTILIZED, NET             BALANCE
                                                   BEGINNING                         -------------------------         END
                                                    OF YEAR        EXPENSES, NET        CASH          NONCASH        OF YEAR
                                                  -----------     ----------------   ----------     ------------   -----------

                    2001
----------------------------------------------
 Employee severance and other
        personnel benefits....................    $     28.6      $        27.5      $   (41.0)     $       -      $     15.1
 Relocation...................................             -                3.8           (3.8)             -               -
 Leases and equipment write-offs..............           5.9                5.6           (4.0)          (0.1)            7.4
 Other obligations............................           1.5                1.2           (2.4)             -             0.3
                                                  -----------     --------------     ----------     ----------     -----------
                                                  $     36.0      $        38.1      $   (51.2)     $    (0.1)     $     22.8
                                                  ===========     ==============     ==========     ==========     ===========

                    2000
----------------------------------------------
 Employee severance and other
        personnel benefits....................    $     24.6      $        44.6      $   (39.5)     $    (1.1)     $     28.6
 Relocation...................................             -                  -              -              -               -
 Leases and equipment write-offs..............           7.6                6.9           (3.4)          (5.2)            5.9
 Other obligations............................           1.8                2.6           (2.9)             -             1.5
                                                  -----------     --------------     ----------     ----------     -----------
                                                  $     34.0      $        54.1      $   (45.8)     $    (6.3)     $     36.0
                                                  ===========     ==============     ==========     ==========     ===========

                    1999
----------------------------------------------
 Employee severance and other
        personnel benefits....................    $     24.9      $        35.3      $   (35.6)     $       -      $     24.6
 Relocation...................................             -                  -              -              -               -
 Leases and equipment write-offs..............          12.1                1.5           (4.6)          (1.4)            7.6
 Other obligations............................             -                1.8              -              -             1.8
 Other........................................             -                1.6           (1.6)             -               -
                                                  -----------     --------------     ----------     ----------     -----------
                                                  $     37.0      $        40.2      $   (41.8)     $    (1.4)     $     34.0
                                                  ===========     ==============     ==========     ==========     ===========

     In connection with the 2000 restructuring program, in the beginning of the fourth quarter of 2000, the Company decided to consolidate its manufacturing facility in Phoenix, Arizona into its manufacturing facility in Oxford, North Carolina. The plan was to relocate substantially all of the Phoenix equipment to the Oxford facility and commence production there over a period of approximately nine months which would allow the Company to fully staff the Oxford facility and to produce enough inventory through a combination of production in the Phoenix and Oxford facilities to meet supply chain demand as the Phoenix facility production lines were dismantled, moved across the country, and placed into service at the Oxford facility. Substantially all production at the Phoenix facility ceased by June 30, 2001, and the facility was sold. The useful life of the facility and production assets which would not be relocated to the Oxford facility was shortened at the time the decision was made to the nine-month period in which the Phoenix facility would continue production. The Company began depreciating the net book value of the Phoenix facility and production equipment in excess of its estimated salvage value over the estimated nine-month useful life. This resulted in the recognition of increased depreciation through June 30, 2001 of $6.1, which is included in cost of sales. Due to the sale of the Phoenix facility in the second quarter of 2001, there was no additional increased depreciation charged subsequent to June 30, 2001.

     As of December 31, 2001, 2000 and 1999, the unpaid balance of the restructuring costs are included in accrued expenses and other and other long-term liabilities in the Company's Consolidated Balance Sheets. The remaining balance at December 31, 2001 for employee severance and other personnel benefits of $15.1 are expected to be paid by the end of 2002, lease and equipment obligations of $7.4 are expected to be paid by the end of 2008 and other obligations of $0.3 are expected to be paid by the end of 2002.

3. DISPOSITIONS

     Described below are the principal sales of a product line, certain brands and facilities entered into by Products Corporations during 2001 and 2000:

     On March 30, 2000, Products Corporation completed the disposition of its worldwide professional products line, including professional hair care for use in and resale by professional salons, ethnic hair and personal care products, Natural Honey skin care and certain regional toiletries brands, for $315 in cash, before adjustments, plus $10 in purchase price payable in the future, contingent upon the purchasers' achievement of certain rates of return on their investment. The disposition involved the sale of certain of Products Corporation's subsidiaries throughout the world devoted to the professional products line, as well as assets dedicated exclusively or primarily to the lines being disposed. The worldwide professional products line was purchased by a company formed by CVC Capital Partners, the Colomer family and other investors, led by Carlos Colomer, a former manager of the line that was sold, following arms'-length negotiation of the terms of the purchase agreement, including the determination of the amount of the consideration. In connection with the disposition, the company recognized a pre-tax and after-tax gain of $13.4, $14.8 of which was recorded in 2000 and $1.4 of additional costs was recorded in the fourth quarter of 2001. Approximately $150.3 of the Net Proceeds (as defined in the Credit Agreement) were used to reduce the aggregate commitment under the 1997 Credit Agreement (as hereinafter defined).

     On May 8, 2000, Products Corporation completed the disposition of the Plusbelle brand in Argentina for $46.2 in cash. Approximately $20.7 of the Net Proceeds were used to reduce the aggregate commitment under the 1997 Credit Agreement. In connection with the disposition, the Company recognized a pre-tax and after-tax loss of $4.8.

     In April 2001, Products Corporation sold land in Minami Aoyama near Tokyo, Japan and related rights for the construction of a building on such land (the "Aoyama Property") for approximately $28. In connection with such disposition, the Company recognized a pre-tax and after-tax loss of $0.8 during the second quarter of 2001.

     In May 2001, Products Corporation sold its Phoenix, Arizona facility for approximately $7 and leased it back through the end of 2001. After recognition of increased depreciation in the first quarter of 2001, the Company recorded a loss on the sale of $3.7 in the second quarter of 2001, which is included in SG&A expenses.

     In July 2001, Products Corporation completed the disposition of the Colorama brand of cosmetics and hair care products as well as Products Corporation's manufacturing facility located in Sao Paulo, Brazil, for approximately $57. Products Corporation used $22 of the net proceeds, after transaction costs and retained liabilities, to permanently reduce commitments under the 1997 Credit Agreement. In connection with such disposition, the Company recognized a pre-tax and after-tax loss of $6.7.

     In July 2001, Products Corporation completed the disposition of its subsidiary that owned and operated its manufacturing facility in Maesteg, Wales
(UK), including all production equipment. As part of this sale, Products Corporation entered into a long-term supply agreement with the purchaser pursuant to which the purchaser manufactures and supplies to Products Corporation cosmetics and personal care products for sale throughout Europe. The purchase price was approximately $20.0, $10.0 of which was received on the closing date and $10.0 is to be received over a six-year period, a portion of which is contingent upon certain future events. In connection with such disposition, the Company recognized a pre-tax and after-tax loss of $8.6.

     In December 2001, Products Corporation sold a facility in Puerto Rico for approximately $4. In connection with such disposition, the Company recorded a pre-tax and after-tax gain on the sale of $3.1 in the fourth quarter of 2001.

     The following represents summary unaudited pro forma information of the Company's results of operations, which excludes the results of operations of the Colorama brand, the worldwide professional products line and the Plusbelle brand in Argentina as if the transactions occurred January 1, 2000.

                                                  YEAR ENDED DECEMBER 31,
                                               -----------------------------
                                                 2001               2000
                                               ----------         ----------
Net sales...............................       $  1,305.1         $  1,303.7
Operating income........................             21.3               12.0

4. INVENTORIES

                                                      DECEMBER 31,
                                             -----------------------------
                                                2001               2000
                                             ----------         ----------
Raw materials and supplies..............     $     44.9         $     56.2
Work-in-process.........................           10.1                9.4
Finished goods..........................          102.9              119.2
                                             ----------         ----------
                                             $    157.9         $    184.8
                                             ==========         ==========

5. PREPAID EXPENSES AND OTHER

                                                       DECEMBER 31,
                                              -----------------------------
                                                2001               2000
                                              ----------         ----------
Prepaid expenses........................      $     22.4         $     22.8
Asset held for sale.....................             3.4               29.0
Other...................................            24.8               16.7
                                              ----------         ----------
                                              $     50.6         $     68.5
                                              ==========         ==========

     In the fourth quarter of 2000, Products Corporation listed the Aoyama Property for sale. The Company recorded a charge, included in selling, general and administrative expenses, of approximately $9.4 to reduce the net book value of the asset held for sale to its estimated net realizable value of (Y)3.3 billion. (See Note 3).

6. PROPERTY, PLANT AND EQUIPMENT, NET

                                                                           DECEMBER 31,
                                                                  ----------------------------
                                                                     2001              2000
                                                                  ----------        ----------
Land and improvements......................................       $      2.4        $     13.5
Buildings and improvements.................................             79.8             129.3
Machinery and equipment....................................            112.5             179.2
Office furniture and fixtures and capitalized software.....            108.8             107.0
Leasehold improvements.....................................             18.3              22.7
Construction-in-progress...................................             10.5              11.2
                                                                  ----------        ----------
                                                                       332.3             462.9
Accumulated depreciation...................................           (189.5)           (241.2)
                                                                  ----------        ----------
                                                                  $    142.8        $    221.7
                                                                  ==========        ==========

     Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $36.8, $42.4 and $45.9, respectively.

7. ACCRUED EXPENSES AND OTHER

                                                                                         DECEMBER 31,
                                                                               --------------------------------
                                                                                   2001              2000
                                                                               -------------     --------------
Advertising and promotional costs and accrual for sales returns............     $     129.8       $      121.8
Compensation and related benefits..........................................            61.6               70.5
Interest...................................................................            40.2               39.9
Taxes, other than federal income taxes.....................................             5.5                5.6
Restructuring costs........................................................            18.9               32.2
Other......................................................................            25.2               40.7
                                                                               -------------     --------------
                                                                                $     281.2       $      310.7
                                                                               =============     ==============

8. SHORT-TERM BORROWINGS

     Products Corporation had outstanding short-term bank borrowings (excluding borrowings under the Credit Agreement (as hereinafter defined)) aggregating $17.5 and $30.7 at December 31, 2001 and 2000, respectively. Interest rates on amounts borrowed under such short-term lines at December 31, 2001 and 2000 ranged from 3.0% to 5.6% and from 5.5% to 10.3%, respectively, excluding Latin American countries in which the Company had outstanding borrowings of approximately $1.2 and $4.9 at December 31, 2001 and 2000, respectively. Compensating balances at December 31, 2001 and 2000 were approximately $15.3 and $22.2, respectively. Interest rates on compensating balances at December 31, 2001 and 2000 ranged from 2.1% to 4.0% and 1.5% to 6.5%, respectively.

9. LONG-TERM DEBT

                                                                                          DECEMBER 31,
                                                                               --------------------------------
                                                                                   2001              2000
                                                                               -------------     --------------
Credit facilities (a)......................................................     $     119.2       $      389.7
8 1/8% Senior Notes due 2006 (b)...........................................           249.6              249.5
9% Senior Notes due 2006 (c)...............................................           250.0              250.0
8 5/8% Senior Subordinated Notes due 2008 (d)..............................           649.9              649.8
12% Senior Secured Notes due 2005 (e)......................................           350.8                  -
Advances from Holdings (f).................................................            24.1               24.1
                                                                               -------------     --------------
                                                                                    1,643.6            1,563.1
Less current portion.......................................................               -                  -
                                                                               -------------     --------------
                                                                                $   1,643.6       $    1,563.1
                                                                               =============     ==============

     (a) On November 30, 2001, Products Corporation entered into the Second Amended and Restated Credit Agreement (the "2001 Credit Agreement") with a syndicate of lenders, whose individual members change from time to time, which agreement amended and restated the credit agreement entered into by Products Corporation in May 1997 (the "1997 Credit Agreement"; the 2001 Credit Agreement and the 1997 Credit Agreement are sometimes referred to as the "Credit Agreement"). On November 26, 2001, prior to closing on the 2001 Credit Agreement, Products Corporation issued and sold in a private placement $363 in aggregate principal amount of 12% Senior Secured Notes due 2005 (the "12% Notes") at a price of 96.569%, receiving gross proceeds of $350.5 (see footnote
(e) below) (the issuance of the 12% Notes and the 2001 Credit Agreement are referred to herein as the "2001 Refinancing Transactions"). Products Corporation used the proceeds from the 12% Notes and borrowings under the 2001 Credit Agreement to repay outstanding indebtedness under Products Corporation's 1997 Credit Agreement and to pay fees and expenses incurred in connection with the 2001 Refinancing Transactions, and the balance is available for general corporate purposes.

     The 2001 Credit Agreement provides up to $250.0 and consists of a $117.9 term loan facility (the "Term Loan Facility") and a $132.1 multi-currency revolving credit facility (the "Multi-Currency Facility") (the Term Loan Facility and the Multi-Currency Facility being referred as the "Credit Facilities"). The Multi-Currency Facility is available (i) to Products Corporation in revolving credit loans denominated in U.S. dollars, (ii) to Products Corporation in standby and commercial letters of credit denominated in U.S. dollars up to $50.0, $27.3 of which was issued but undrawn at December 31, 2001 and (iii) to Products Corporation and certain of its international subsidiaries designated from time to time in revolving credit loans and bankers' acceptances denominated in U.S. dollars and other currencies (the "Local Loans"). At December 31, 2001 and 2000, the Company had $117.9 and $106.2, respectively, outstanding under the Term Loan Facility, $28.6 ($27.3 of which was issued but undrawn letters of credit) and $221.2, respectively, outstanding under the Multi-Currency Facility, $0 and $62.3, respectively, outstanding under the revolving acquisition facility and $0 and $22.6, respectively, of issued but undrawn letters of credit under the special standby letter of credit facility (which latter two facilities were available under the 1997 Credit Agreement, but have been eliminated in the 2001 Credit Agreement).

     The Credit Facilities (other than loans in foreign currencies) bear interest as of December 31, 2001 at a rate equal to, at Products Corporation's option, either (A) the Alternate Base Rate plus 3.75%; or (B) the Eurodollar Rate plus 4.75%. Loans in foreign currencies bear interest in certain limited circumstances or if mutually acceptable to Products Corporation and the relevant foreign lenders at the Local Rate and otherwise at the Eurocurrency Rate, in each case plus 4.75%. Products Corporation pays to those lenders having multi-currency commitments a commitment fee of 0.75% of the average daily unused portion of the Multi-Currency Facility, which fee is payable quarterly in arrears. Under the Multi-Currency Facility, Products Corporation pays (i) to foreign lenders a fronting fee of 0.25% per annum on the aggregate principal amount of specified Local Loans (which fee is retained by the foreign lenders out of the portion of the Applicable Margin payable to such foreign lender),
(ii) to foreign lenders an administrative fee of 0.25% per annum on the aggregate principal amount of specified Local Loans, (iii) to the multi-currency lenders a letter of credit commission equal to (a) the Applicable Margin for Eurodollar Rate loans (adjusted for the term that the letter of credit is outstanding) times (b) the aggregate undrawn face amount of letters of credit and (c) to the issuing lender a letter of credit fronting fee of 0.25% per annum of the aggregate undrawn face amount of letters of credit (which fee is a portion of the Applicable Margin). Products Corporation also paid certain facility and other fees to the lenders and agents upon closing of the 2001 Credit Agreement. Prior to the termination date of the 2001 Credit Facilities, on each November 30 (commencing November 30, 2002) Products Corporation shall repay $1.25 in aggregate principal amount of the Term Loan Facility. In addition, prior to its termination, the commitments under the Credit Facilities will be reduced by: (i) the net proceeds in excess of $10.0 each year received during such year from sales of assets by Products Corporation or any of its subsidiaries (and in excess of an additional $15.0 in the aggregate during the term with respect to certain specified dispositions), subject to certain limited exceptions, (ii) certain proceeds from the sales of collateral security granted to the lenders, and (iii) the net proceeds from the issuance by Products Corporation or any of its subsidiaries of certain additional debt. The 2001 Credit Agreement will terminate on May 30, 2005. The weighted average interest rates on the Term Loan Facility, the Multi-Currency Facility and the revolving acquisition facility (which latter facility was available under the 1997 Credit Agreement, but has been eliminated in the 2001 Credit Agreement) were 7.75% and 8.49% at December 31, 2001, respectively, 10.2%, 9.7% and 10.3% at December 31, 2000, respectively, and 9.9%, 8.1% and 9.8% at December 31, 1999, respectively.

     The Credit Facilities are supported by guarantees from Revlon, Inc. and, subject to certain limited exceptions, the domestic subsidiaries of Products Corporation. The obligations of Products Corporation under the Credit Facilities and the obligations under the aforementioned guarantees are secured, on a first-priority basis (and therefore entitled to payment out of the proceeds on any sale of the following collateral before the 12% Notes, which are secured on a second-priority basis), subject to certain limited exceptions, primarily by
(i) a mortgage on Products Corporation's facility in Oxford, North Carolina;
(ii) the capital stock of Products Corporation and its domestic subsidiaries and 66% of the capital stock of Products Corporation's and its domestic subsidiaries' first-tier foreign subsidiaries; (iii) domestic intellectual property and certain other domestic intangibles of Products Corporation and its domestic subsidiaries; (iv) domestic inventory, accounts receivable, equipment and certain investment property of Products Corporation and its domestic subsidiaries; and (v) the assets of certain foreign subsidiary borrowers under the Multi-Currency Facility (to support their borrowings only). The Credit Agreement provides that the liens on the stock and property referred to above may be shared from time to time, subject to certain limitations, on a first-priority basis, with specified types of other obligations incurred or guaranteed by Products Corporation, such as interest rate hedging obligations and working capital lines, and on a second-priority basis with Products Corporation's obligations under the 12% Notes.

     The Credit Agreement contains various material restrictive covenants prohibiting Products Corporation from (i) incurring additional indebtedness or guarantees, with certain exceptions, (ii) making dividend, tax sharing and other payments or loans to Revlon, Inc. or other affiliates, with certain exceptions, including among others, permitting Products Corporation to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting, regulatory fees such as Commission filing fees and other miscellaneous expenses related to being a public holding company, and, subject to certain limitations, to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such common stock to grantees under the Revlon, Inc. Amended and Restated 1996 Stock Plan (the "Amended Stock Plan"), (iii) creating liens or other encumbrances on Products Corporation's or its domestic subsidiaries' assets or revenues, granting negative pledges or selling or transferring any of Products Corporation's or its domestic subsidiaries' assets except in the ordinary course of business, all subject to certain limited exceptions, including among others, permitting Products Corporation to create liens to secure Products Corporations' obligations under the 12% Notes, (iv) with certain exceptions, engaging in merger or acquisition transactions, (v) prepaying indebtedness and modifying the terms of certain indebtedness and specified material contractual obligations, subject to certain limited exceptions, (vi) making investments, subject to certain limited exceptions, and (vii) entering into transactions with affiliates of Products Corporation other than upon terms no less favorable to Products Corporation or its subsidiaries than it would obtain in an arms'-length transaction. In addition to the foregoing, the Credit Agreement contains financial covenants requiring Products Corporation to maintain specified cumulative EBITDA levels, limiting the leverage ratio of Products Corporation, and limiting the amount of capital expenditures.

     The events of default under the Credit Agreement include a Change of Control (as defined in the Credit Agreement) of Products Corporation and other customary events of default for such types of agreements.

     Upon entering into the 2001 Credit Agreement, the Company recorded an extraordinary charge of $3.6 for associated costs. (See Note 20).

     In May 1997, Products Corporation entered into the 1997 Credit Agreement (as subsequently amended) with a syndicate of lenders, whose individual members changed from time to time. The 1997 Credit Agreement included, among other things, (i) a term to May 2002, and (ii) an original credit facilities comprised of five senior secured facilities: two term loan facilities, a multi-currency facility, a revolving acquisition facility, which was also available for general corporate purposes, and a special standby letter of credit facility. The weighted average interest rates on the term loan facilities, multi-currency facility and acquisition facility were 10.2%, 9.7% and 10.3% per annum, respectively, at December 31, 2000.

     (b) The 8 1/8% Notes due 2006 (the "8 1/8% Notes") are senior unsecured obligations of Products Corporation and rank pari passu in right of payment with all existing and future Senior Debt (as defined in the indenture relating to the 8 1/8% Notes (the "8 1/8% Notes Indenture")) of Products Corporation, including the 12% Notes, 9% Notes and the indebtedness under the Credit Agreement, and are senior to the 8 5/8% Notes and to all future subordinated indebtedness of Products Corporation. The 8 1/8% Notes are effectively subordinated to the outstanding indebtedness and other liabilities of Products Corporation's subsidiaries. Interest is payable on February 1 and August 1.

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

     (c) The 9% Senior Notes due 2006 (the "9% Notes") are senior unsecured obligations of Products Corporation and rank pari passu in right of payment with all existing and future Senior Debt (as defined in the indenture relating to the 9% Notes (the "9% Notes Indenture")) of Products Corporation, including the 12% Notes, 8 1/8% Notes and the indebtedness under the Credit Agreement, and are senior to the 8 5/8% Notes and to all future subordinated indebtedness of Products Corporation. The 9% Notes are effectively subordinated to outstanding indebtedness and other liabilities of Products Corporation's subsidiaries. Interest is payable on May 1 and November 1.

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

     (d) The 8 5/8% Notes due 2008 (the "8 5/8% Notes") are general unsecured obligations of Products Corporation and are (i) subordinate in right of payment to all existing and future Senior Debt (as defined in the indenture relating to the 8 5/8% Notes (the "8 5/8% Notes Indenture")) of Products Corporation, including the 12% Notes, 9% Notes, the 8 1/8% Notes and the indebtedness under the Credit Agreement, (ii) pari passu in right of payment with all future senior subordinated debt, if any, of Products Corporation and (iii) senior in right of payment to all future subordinated debt, if any, of Products Corporation. The 8 5/8% Notes are effectively subordinated to the outstanding indebtedness and other liabilities of Products Corporation's subsidiaries. Interest is payable on February 1 and August 1.

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

     (e) On November 26, 2001, prior to closing on the 2001 Credit Agreement, Products Corporation issued and sold $363.0 in principal amount of 12% Notes in a private placement at a price of 96.569%, receiving gross proceeds of $350.5. The effective interest rate on the 12% Notes is 13.125%. On November 26, 2001, the proceeds of the 12% Notes were put into an escrow account held by Wilmington Trust Company, which proceeds were released to Products Corporation on November 30, 2001 upon satisfaction of certain conditions, principally Products Corporation's closing of the 2001 Credit Agreement, which occurred on November 30, 2001. Products Corporation used the proceeds from the 12% Notes and borrowings under the 2001 Credit Agreement to repay outstanding indebtedness under Products Corporation's 1997 Credit Agreement and to pay fees and expenses incurred in connection with the 2001 Refinancing Transactions, and the balance is available for general corporate purposes. On or before February 25, 2002, Products Corporation expects to file a registration statement with the Securities and Exchange Commission (the "Commission") with respect to an offer to exchange the 12% Notes for registered notes with substantially the same terms (the "Exchange Offer").

     The 12% Notes were issued pursuant to an Indenture, dated as of November 26, 2001 (the "12% Notes Indenture"), among Products Corporation, the guarantors party thereto, including Revlon, Inc. as parent guarantor, and Wilmington Trust Company, as trustee. The 12% Notes are supported by guarantees from Revlon, Inc. and, subject to certain limited exceptions, Products Corporation's domestic subsidiaries. The obligations of Products Corporation under the 12% Notes and the obligations under the aforementioned guarantees are secured, on a second-priority basis, subject to certain limited exceptions, primarily by (i) a mortgage on Products Corporation's facility in Oxford, North Carolina; (ii) the capital stock of Products Corporation and its domestic subsidiaries and 66% of the capital stock of Products Corporation's and its domestic subsidiaries' first-tier foreign subsidiaries; (iii) domestic intellectual property and certain other domestic intangibles of Products Corporation and its domestic subsidiaries; and (iv) domestic inventory, accounts receivable, equipment and certain investment property of Products Corporation and its domestic subsidiaries. Such liens are subject to certain limitations, which among other things, limit the ability of holders of second-priority liens from exercising any remedies against the collateral while the Credit Agreement or any other first-priority lien remains in effect.

     The 12% Notes are senior secured obligations of Products Corporation and rank pari passu in right of payment with all existing and future Senior Debt (as defined in 12% Notes Indenture) including the 8 1/8% Notes, the 9% Notes and the indebtedness under the Credit Agreement, and are senior to the 8 5/8% Notes and all future subordinated indebtedness of Products Corporation. The 12% Notes are effectively subordinated to the outstanding indebtedness and other liabilities of Products Corporation's subsidiaries. The 12% Notes mature on December 1, 2005. Interest is payable on June 1 and December 1, beginning June 1, 2002.

     The 12% Notes may be redeemed at the option of Products Corporation in whole or in part at any time at a redemption price equal to the principal amount thereof, plus accrued and unpaid interest, if any to the date of redemption, plus the Applicable Premium (as defined in the 12% Notes Indenture).

     Upon a Change in Control (as defined in the 12% Notes Indenture), subject to certain conditions, each holder of the 12% Notes will have the right to require Products Corporation to repurchase all or a portion of such holder's 12% Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of repurchase.

     The 12% Notes Indenture contains covenants that, among other things, limit
(i) the issuance of additional debt and redeemable stock by Products Corporation, (ii) the incurrence of liens, (iii) the issuance of debt and preferred stock by Products Corporation's subsidiaries, (iv) the payment of dividends on capital stock of Products Corporation and its subsidiaries and the redemption of capital stock of Products Corporation and certain subordinated obligations, (v) the sale of assets and subsidiary stock, (vi) transactions with affiliates and (vii) consolidations, mergers and transfers of all or substantially all Products Corporation's assets. The 12% Notes Indenture also prohibits certain restrictions on distributions from subsidiaries. All of these limitations and prohibitions, however, are subject to a number of important qualifications.

     The 12% Notes Indenture, 8 1/8% Notes Indenture, the 8 5/8% Notes Indenture and the 9% Notes Indenture contain customary events of default for debt instruments of such type.

     (f) During 1992, Holdings made an advance of $25.0 to Products Corporation, evidenced by subordinated noninterest-bearing demand notes. The notes were subsequently adjusted by offsets and additional amounts loaned by Holdings to Products Corporation. In 1998, approximately $6.8 due to Products Corporation from Holdings was offset against the notes payable to Holdings. At December 31, 2001, the balance of $24.1 is evidenced by noninterest-bearing promissory notes payable to Holdings that are subordinated to Products Corporation's obligations under the Credit Agreement.

     (g) Products Corporation borrows funds from its affiliates from time to time to supplement its working capital borrowings. No such borrowings were outstanding as of December 31, 2001 and 2000. The interest rates for such borrowings are more favorable to Products Corporation than interest rates under the Credit Agreement. The amount of interest paid by Products Corporation for such borrowings for 2001, 2000 and 1999 was nil, nil and $0.5, respectively.

     The aggregate amounts of longterm debt maturities (at December 31, 2001), in the years 2002 through 2006 are nil, nil, nil, $494.1 and $499.6, respectively, and $649.9 thereafter.

     The Company expects that cash flows from operations before interest, cash on hand and available borrowings under the Multi-Currency Facility of the 2001 Credit Agreement will be sufficient to enable the Company to meet its anticipated cash requirements during 2002 on a consolidated basis, including for debt service and expenses in connection with the Company's restructuring programs. However, there can be no assurance that the combination of cash flow from operations, cash on hand and available borrowings under the Multi-Currency Facility of the 2001 Credit Agreement will be sufficient to meet the Company's cash requirements on a consolidated basis. Additionally, in the event of a decrease in demand for its products or reduced sales, such development, if significant, could reduce the Company's cash flow from operations and could adversely affect the Company's ability to achieve certain financial covenants under the 2001 Credit Agreement, including the minimum EBITDA covenant, and in such event the Company could be required to take measures, including reducing discretionary spending. If the Company is unable to satisfy such cash requirements, the Company could be required to adopt one or more alternatives, such as reducing or delaying purchases of permanent displays, reducing or delaying capital expenditures, delaying or revising restructuring programs, restructuring indebtedness, selling assets or operations, or seeking capital contributions or loans from Revlon, Inc. or other affiliates of the Company. Products Corporation has received a commitment from an affiliate that is prepared to provide, if necessary, additional financial support to Products Corporation of up to $40 on appropriate terms through December 31, 2003. There can be no assurance that any of such actions could be effected, that they would enable the Company to continue to satisfy its capital requirements or that they would be permitted under the terms of the Company's various debt instruments then in effect. The terms of the Credit Agreement, the 12% Notes, the 8 5/8% Notes, the 8 1/8% Notes and the 9% Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting, regulatory fees such as Commission filing fees and other miscellaneous expenses related to being a public holding company and, subject to certain limitations, to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Amended Stock Plan.

10. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA

     The 12% Notes are jointly and severally, fully and unconditionally guaranteed by the domestic subsidiaries of Products Corporation that guarantee Products Corporation's 2001 Credit Agreement (the "Guarantor Subsidiaries", with Products Corporation's subsidiaries that do not guarantee the 12% Notes being the "Non-Guarantor Subsidiaries"). The Supplemental Guarantor Condensed Consolidating Financials Data presented below presents the balance sheets, statements of operations and statements of cash flow data (i) for Products Corporation and the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis (which is derived from Products Corporation's historical reported financial information); (ii) for Products Corporation as the "Parent Company", alone (accounting for its Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on an equity basis under which the investments are recorded by each entity owning a portion of another entity at cost, adjusted for the applicable share of the subsidiary's cumulative results of operations, capital contributions and distributions, and other equity changes); (iii) for the Guarantor Subsidiaries alone; and (iv) for the Non-Guarantor Subsidiaries alone. Additionally, Products Corporation's 12% Notes are fully and unconditionally guaranteed by Revlon, Inc. The balance sheet, statement of operations and statement of cash flow for Revlon, Inc. have not been included in the accompanying Supplemental Guarantor Condensed Consolidating Financial Data as such information is not materially different than those of Products Corporation. The financial statements of Revlon, Inc. for each fiscal year in the three-year period ended December 31, 2001 are incorporated by reference to the Annual Report on Form 10-K of Revlon, Inc. for the fiscal year ended December 31, 2001 filed with the Commission on February 25, 2002.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             AS OF DECEMBER 31, 2001
                              (DOLLARS IN MILLIONS)

                                                                                                                       NON-
                                                                                   PARENT         GUARANTOR         GUARANTOR
                     ASSETS                      CONSOLIDATED   ELIMINATIONS       COMPANY       SUBSIDIARIES      SUBSIDIARIES
                                                 ------------   -------------   -------------    -------------   ----------------
Current assets................................   $     517.9    $          -    $      294.9     $       28.2    $         194.8
Intercompany receivables......................             -        (1,404.5)          769.1            387.1              248.3
Investment in subsidiaries....................             -           177.5          (148.3)           (28.5)              (0.7)
Property, plant and equipment, net............         142.8               -           131.1              3.3                8.4
Other assets..................................         132.2               -            69.5              6.7               56.0
Intangible assets, net........................         198.5               -           161.9              3.4               33.2
                                                 ------------   -------------   -------------    -------------   ----------------
    Total assets..............................   $     991.4    $   (1,227.0)   $    1,278.2     $      400.2    $         540.0
                                                 ============   =============   =============    =============   ================

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Current liabilities...........................   $     385.7    $          -    $      257.5     $       21.2    $         107.0
Intercompany payables.........................             -        (1,404.5)          425.5            560.7              418.3
Long-term debt................................       1,643.6               -         1,642.2                -                1.4
Other long-term liabilities...................         250.9               -           241.8              9.1                  -
                                                 ------------   -------------   -------------    -------------   ----------------
Total liabilities ............................       2,280.2        (1,404.5)        2,567.0            591.0              526.7
Stockholder's deficiency......................      (1,288.8)          177.5        (1,288.8)          (190.8)              13.3
                                                 ------------   -------------   -------------    -------------   ----------------
Total liabilities and stockholder's deficiency   $     991.4    $   (1,227.0)   $    1,278.2     $      400.2    $         540.0
                                                 ============   =============   =============    =============   ================

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                              (DOLLARS IN MILLIONS)


                                                                                                                 PARENT
                                                                        CONSOLIDATED        ELIMINATIONS         COMPANY
                                                                        ------------       -------------      -------------
Net sales............................................................   $   1,321.5        $      (132.9)     $      834.4
Cost of sales........................................................         544.2               (132.9)            323.8
                                                                        ------------       -------------      -------------
      Gross profit...................................................         777.3                   -              510.6
Selling, general and administrative expenses.........................         720.5                   -              466.4
Restructuring costs and other, net...................................          38.1                   -               25.4
                                                                        ------------       -------------      -------------

      Operating income (loss)........................................          18.7                   -               18.8
                                                                        ------------       -------------      -------------

Other expenses (income):
      Interest expense, net..........................................         137.8                   -              132.4
      Loss (gain) on sale of product line, brands and facilities, net          14.4                   -                  -
      Miscellaneous, net.............................................          11.1                   -              (17.0)
      Equity in earnings of subsidiaries.............................             -              (102.4)              51.9
                                                                        ------------       -------------      -------------
          Other expenses, net........................................         163.3              (102.4)             167.3
                                                                        ------------       -------------      -------------

Loss before income taxes and extraordinary item......................        (144.6)              102.4             (148.5)

Provision for income taxes...........................................           4.0                   -                0.1
                                                                        ------------       -------------      -------------

Loss before extraordinary item.......................................        (148.6)              102.4             (148.6)

Extraordinary item - early extinguishment of debt, net of tax........          (3.6)                  -               (3.6)

                                                                        ------------       -------------      -------------
Net loss.............................................................   $    (152.2)       $      102.4       $     (152.2)
                                                                        ============       =============      =============


                                                                                                      NON-
                                                                               GUARANTOR            GUARANTOR
                                                                              SUBSIDIARIES         SUBSIDIARIES
                                                                              -------------      ----------------
Net sales............................................................         $      158.6       $         461.4
Cost of sales........................................................                121.5                 231.8
                                                                              -------------      ----------------
      Gross profit...................................................                 37.1                 229.6
Selling, general and administrative expenses.........................                 39.0                 215.1
Restructuring costs and other, net...................................                  1.4                  11.3
                                                                              -------------      ----------------

      Operating income (loss)........................................                 (3.3)                  3.2
                                                                              -------------      ----------------

Other expenses (income):
      Interest expense, net..........................................                  1.6                   3.8
      Loss (gain) on sale of product line, brands and facilities, net                 (0.4)                 14.8
      Miscellaneous, net.............................................                (12.7)                 40.8
      Equity in earnings of subsidiaries.............................                 49.0                   1.5
                                                                              -------------      ----------------
          Other expenses, net........................................                 37.5                  60.9
                                                                              -------------      ----------------

Loss before income taxes and extraordinary item......................                (40.8)                (57.7)

Provision for income taxes...........................................                  2.6                   1.3
                                                                              -------------      ----------------

Loss before extraordinary item.......................................                (43.4)                (59.0)

Extraordinary item - early extinguishment of debt, net of tax.......                    -                     -

                                                                              -------------      ----------------
Net loss.............................................................         $      (43.4)      $         (59.0)
                                                                              =============      ================

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                              (DOLLARS IN MILLIONS)


                                                                                                                 PARENT
                                                                        CONSOLIDATED        ELIMINATIONS         COMPANY
                                                                        ------------       -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used for) provided by operating activities..............      $     (86.5)       $       (1.0)      $      (45.1)
                                                                        ------------       -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures..............................................            (15.1)                  -              (13.0)
Proceeds from the sale of certain assets..........................            102.3                   -                6.7
                                                                        ------------       -------------      -------------
Net cash provided by (used for) investing activities..............             87.2                   -               (6.3)
                                                                        ------------       -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net (decrease) increase in short-term borrowings - third parties..            (11.3)                  -                  -
Proceeds from the issuance of long-term debt - third parties......            698.5                   -              657.5
Repayment of long-term debt - third parties.......................           (614.0)                  -             (520.3)
Intercompany dividends and net change in intercompany obligations.                -                 1.0              (14.5)
Net distribution from affiliate...................................             (1.0)                  -               (1.0)
Payment of debt issuance costs....................................            (25.9)                  -              (25.9)
                                                                        ------------       -------------      -------------
Net cash provided by (used for) financing activities..............             46.3                 1.0               95.8
                                                                        ------------       -------------      -------------
Effect of exchange rate changes on cash and cash equivalents......                -                   -                  -
                                                                        ------------       -------------      -------------
      Net increase (decrease) in cash and cash equivalents........             47.0                   -               44.4
      Cash and cash equivalents at beginning of period............             56.3                   -               10.7
                                                                        ------------       -------------      -------------
      Cash and cash equivalents at end of period..................      $     103.3        $          -       $       55.1
                                                                        ============       =============      =============


                                                                                                     NON-
                                                                              GUARANTOR            GUARANTOR
                                                                             SUBSIDIARIES        SUBSIDIARIES
                                                                             -------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used for) provided by operating activities..............           $       11.6       $         (52.0)
                                                                             -------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures..............................................                   (1.7)                 (0.4)
Proceeds from the sale of certain assets..........................                   56.8                  38.8
                                                                             -------------      ----------------
Net cash provided by (used for) investing activities..............                   55.1                  38.4
                                                                             -------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net (decrease) increase in short-term borrowings - third parties..                    1.6                 (12.9)
Proceeds from the issuance of long-term debt - third parties......                   22.9                  18.1
Repayment of long-term debt - third parties.......................                  (31.3)                (62.4)
Intercompany dividends and net change in intercompany obligations.                  (52.7)                 66.2
Net distribution from affiliate...................................                      -                     -
Payment of debt issuance costs....................................                      -                     -
                                                                             -------------      ----------------
Net cash provided by (used for) financing activities..............                  (59.5)                  9.0
                                                                             -------------      ----------------
Effect of exchange rate changes on cash and cash equivalents......                      -                     -
                                                                             -------------      ----------------
      Net increase (decrease) in cash and cash equivalents........                    7.2                  (4.6)
      Cash and cash equivalents at beginning of period............                    2.9                  42.7
                                                                             -------------      ----------------
      Cash and cash equivalents at end of period..................           $       10.1       $          38.1
                                                                             =============      ================

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             AS OF DECEMBER 31, 2000
                              (DOLLARS IN MILLIONS)

                                                                                                                         NON-
                                                                                       PARENT        GUARANTOR         GUARANTOR
             ASSETS                                CONSOLIDATED    ELIMINATIONS       COMPANY       SUBSIDIARIES     SUBSIDIARIES
                                                  -------------    -------------    ------------    -------------    --------------
Current assets................................    $      530.1     $          -     $     249.6     $       13.4     $       267.1
Intercompany receivables......................               -         (1,084.4)          859.1             25.1             200.2
Investment in subsidiaries....................               -            186.7          (111.6)           (79.0)              3.9
Property, plant and equipment, net............           221.7                -           160.8              1.3              59.6
Other assets..................................           146.3             (0.1)           72.3              4.7              69.4
Intangible assets, net........................           206.1                -           169.1              4.3              32.7
                                                  -------------    -------------    ------------    -------------    --------------
    Total assets..............................    $    1,104.2     $     (897.8)    $   1,399.3     $      (30.2)    $       632.9
                                                  =============    =============    ============    =============    ==============

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Current liabilities...........................    $      427.7     $        0.4     $     277.0     $       12.3     $       138.0
Intercompany payables.........................               -         (1,084.4)          509.3            144.5             430.6
Long-term debt................................         1,563.1                -         1,504.5              8.9              49.7
Other long-term liabilities...................           217.7                -           212.8                -               4.9
                                                  -------------    -------------    ------------    -------------    --------------
Total liabilities.............................         2,208.5         (1,084.0)        2,503.6            165.7             623.2
Stockholder's deficiency......................        (1,104.3)           186.2        (1,104.3)          (195.9)              9.7
                                                  -------------    -------------    ------------    -------------    --------------
Total liabilities and stockholder's deficiency    $    1,104.2     $     (897.8)    $   1,399.3     $      (30.2)    $       632.9
                                                  =============    =============    ============    =============    ==============


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                              (DOLLARS IN MILLIONS)

                                                                                                                    PARENT
                                                                            CONSOLIDATED      ELIMINATIONS          COMPANY
                                                                           -------------      -------------       ------------
Net sales............................................................      $    1,447.8       $     (157.6)       $     795.3
Cost of sales........................................................             574.3             (157.6)             288.8
                                                                           -------------      -------------       ------------
      Gross profit...................................................             873.5                  -              506.5
Selling, general and administrative expenses.........................             801.8                  -              415.7
Restructuring costs and other, net...................................              54.1                  -               19.8
                                                                           -------------      -------------       ------------

      Operating income (loss)........................................              17.6                  -               71.0
                                                                           -------------      -------------       ------------

Other expenses (income):
      Interest expense, net..........................................             142.4                  -              119.6
      Loss (gain) on sale of product line, brands and facilities, net             (10.8)                 -             (118.7)
      Miscellaneous, net.............................................               5.4                  -               (2.5)
      Equity in earnings of subsidiaries.............................                 -             (412.8)             224.9
                                                                           -------------      -------------       ------------
          Other expenses, net........................................             137.0             (412.8)             223.3
                                                                           -------------      -------------       ------------

Loss before income taxes.............................................            (119.4)             412.8             (152.3)

Provision for income taxes...........................................               8.6                  -              (24.3)

                                                                           -------------      -------------       ------------
Net loss.............................................................      $     (128.0)      $      412.8        $    (128.0)
                                                                           =============      =============       ============

                                                                                                        NON-
                                                                                  GUARANTOR           GUARANTOR
                                                                                 SUBSIDIARIES       SUBSIDIARIES
                                                                                 -------------      --------------
Net sales............................................................            $      152.8       $       657.3
Cost of sales........................................................                   116.3               326.8
                                                                                 -------------      --------------
      Gross profit...................................................                    36.5               330.5
Selling, general and administrative expenses.........................                    71.2               314.9
Restructuring costs and other, net...................................                     1.4                32.9
                                                                                 -------------      --------------

      Operating income (loss)........................................                   (36.1)              (17.3)
                                                                                 -------------      --------------

Other expenses (income):
      Interest expense, net..........................................                    12.3                10.5
      Loss (gain) on sale of product line, brands and facilities, net                    (4.9)              112.8
      Miscellaneous, net.............................................                   (31.6)               39.5
      Equity in earnings of subsidiaries.............................                   186.7                 1.2
                                                                                 -------------      --------------
          Other expenses, net........................................                   162.5               164.0
                                                                                 -------------      --------------

Loss before income taxes.............................................                  (198.6)             (181.3)

Provision for income taxes...........................................                    26.6                 6.3

                                                                                 -------------      --------------
Net loss                                                                         $     (225.2)      $      (187.6)
                                                                                 =============      ==============

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                              (DOLLARS IN MILLIONS)

                                                                                                                    PARENT
                                                                            CONSOLIDATED      ELIMINATIONS          COMPANY
                                                                           -------------      -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash (used for) provided by operating activities................       $      (84.0)      $          -        $      79.9
                                                                           -------------      -------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures................................................              (19.0)                 -              (12.9)
Acquisition of technology rights....................................               (3.0)                 -               (3.0)
Proceeds from the sale of certain assets............................              344.1                  -              180.9
                                                                           -------------      -------------       ------------
Net cash provided by investing activities...........................              322.1                  -              165.0
                                                                           -------------      -------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net (decrease) increase in short-term borrowings - third parties....               (2.7)                 -                  -
Proceeds from the issuance of long-term debt - third parties........              339.1                  -              286.7
Repayment of long-term debt - third parties.........................             (538.7)                 -             (428.6)
Intercompany dividends and net change in intercompany obligations...                  -                  -              (78.0)
Net distribution from affiliate.....................................               (1.4)                 -               (1.4)
                                                                           -------------      -------------       ------------
Net cash (used for) provided by financing activities................             (203.7)                 -             (221.3)
                                                                           -------------      -------------       ------------
Effect of exchange rate changes on cash and cash equivalents........               (3.5)                 -                  -
                                                                           -------------      -------------       ------------
      Net increase (decrease) in cash and cash equivalents..........               30.9                  -               23.6
      Cash and cash equivalents at beginning of period..............               25.4                  -              (12.8)
                                                                           -------------      -------------       ------------
      Cash and cash equivalents at end of period....................       $       56.3       $          -        $      10.8
                                                                           =============      =============       ============

                                                                                                        NON-
                                                                                  GUARANTOR           GUARANTOR
                                                                                 SUBSIDIARIES       SUBSIDIARIES
                                                                                 -------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash (used for) provided by operating activities................             $      (40.1)      $      (123.8)
                                                                                 -------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures................................................                     (1.1)               (5.0)
Acquisition of technology rights....................................                        -                   -
Proceeds from the sale of certain assets............................                     64.9                98.3
                                                                                 -------------      --------------
Net cash provided by investing activities...........................                     63.8                93.3
                                                                                 -------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net (decrease) increase in short-term borrowings - third parties....                      0.1                (2.8)
Proceeds from the issuance of long-term debt - third parties........                     16.1                36.3
Repayment of long-term debt - third parties.........................                    (15.8)              (94.3)
Intercompany dividends and net change in intercompany obligations...                    (26.8)              104.8
Net distribution from affiliate.....................................                        -                   -
                                                                                 -------------      --------------
Net cash (used for) provided by financing activities................                    (26.4)               44.0
                                                                                 -------------      --------------
Effect of exchange rate changes on cash and cash equivalents........                     (0.1)               (3.4)
                                                                                 -------------      --------------
      Net increase (decrease) in cash and cash equivalents..........                     (2.8)               10.1
      Cash and cash equivalents at beginning of period..............                      5.7                32.5
                                                                                 -------------      --------------
      Cash and cash equivalents at end of period....................             $        2.9       $        42.6
                                                                                 =============      ==============



                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                              (DOLLARS IN MILLIONS)

                                                                                                                           NON-
                                                                                            PARENT       GUARANTOR      GUARANTOR
                                                             CONSOLIDATED  ELIMINATIONS     COMPANY     SUBSIDIARIES   SUBSIDIARIES
                                                            ------------   -----------   ------------   ------------  --------------
Net sales .................................................  $  1,709.9        (176.4)     $   748.3      $   166.1     $     971.9
Cost of sales .............................................       726.3        (176.4)         322.6          131.4           448.7
                                                            ------------   -----------   ------------   ------------  --------------
      Gross profit ........................................       983.6             -          425.7           34.7           523.2
Selling, general and administrative expenses ..............     1,154.2             -          580.5           78.7           495.0
Restructuring costs and other, net ........................        40.2             -           23.2            0.1            16.9
                                                            ------------   -----------   ------------   ------------  --------------

      Operating (loss) income .............................      (210.8)            -         (178.0)         (44.1)           11.3
                                                            ------------   -----------   ------------   ------------  --------------

Other expenses (income):
      Interest expense, net ...............................       145.1             -          122.5            5.0            17.6
      Loss on sale of product line, brands and
        and facilities, net ...............................         0.9             -            0.9              -               -
      Miscellaneous, net ..................................         3.8             -           (9.2)         (54.7)           67.7
      Equity in earnings of subsidiaries ..................           -        (162.2)          86.3           77.2            (1.3)
                                                            ------------   -----------   ------------   ------------  --------------
          Other expenses, net .............................       149.8        (162.2)         200.5           27.5            84.0
                                                            ------------   -----------   ------------   ------------  --------------

Loss before income taxes ..................................      (360.6)        162.2         (378.5)         (71.6)          (72.7)

Provision for income taxes ................................         9.1             -           (8.8)           7.5            10.4

                                                            ------------   -----------   ------------   ------------  --------------
Net loss ..................................................  $   (369.7)        162.2      $  (369.7)     $   (79.1)    $     (83.1)
                                                            ============   ===========   ============   ============  ==============

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                              (DOLLARS IN MILLIONS)

                                                                                                                          NON-
                                                                                           PARENT        GUARANTOR      GUARANTOR
                                                             CONSOLIDATED  ELIMINATIONS    COMPANY       SUBSIDIARIES SUBSIDIARIES
                                                             ------------  ------------  ------------   ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used for) provided by operating activities ......  $    (81.7)   $        -      $   (30.4)     $     5.7     $     (57.0)
                                                             -----------   -----------   ------------   ------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ......................................       (42.3)            -          (24.7)          (0.2)          (17.4)
Proceeds from the sale of certain assets ..................         1.6             -            1.6              -               -
                                                             -----------   -----------   ------------   ------------  --------------
Net cash used for investing activities ....................       (40.7)            -          (23.1)          (0.2)          (17.4)
                                                             -----------   -----------   ------------   ------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings - third parties .....        12.3             -              -              -            12.3
Proceeds from the issuance of long-term debt -
      third parties .......................................       574.5             -          392.7           32.7           149.1
Repayment of long-term debt - third parties ...............      (464.9)            -         (388.8)         (37.2)          (38.9)
Intercompany dividends and net change in intercompany
      obligations                                                     -             -           51.9           (1.8)          (50.1)
Net distribution from affiliate............................        (1.0)            -           (1.0)             -               -
Proceeds from the issuance of debt - affiliates ...........        67.1             -           67.1              -               -
Repayment of debt - affiliates ............................       (67.1)            -          (67.1)             -               -
Payment of debt issuance costs ............................        (3.5)            -           (3.5)             -               -
                                                             -----------   -----------   ------------   ------------  --------------
Net cash provided by (used for) financing activities ......       117.4             -           51.3           (6.3)           72.4
                                                             -----------   -----------   ------------   ------------  --------------
Effect of exchange rate changes on cash and cash
      equivalents .........................................        (4.3)            -              -           (0.1)           (4.2)
                                                             -----------   -----------   ------------   ------------  --------------
      Net decrease in cash and cash equivalents ...........        (9.3)            -           (2.2)          (0.9)           (6.2)
      Cash and cash equivalents at beginning of period ....        34.7             -          (10.6)           6.7            38.6
                                                             -----------   -----------   ------------   ------------  --------------
      Cash and cash equivalents at end of period ..........  $     25.4    $        -      $   (12.8)     $     5.8     $      32.4
                                                             ===========   ===========   ============   ============  ==============

11. FINANCIAL INSTRUMENTS

The fair value of the Company's long-term debt is based on the quoted market prices for the same issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair value of long-term debt at December 31, 2001 and 2000 was approximately $524.1 and $393.6 less than the carrying values of $1,643.6 and $1,563.1, respectively.

     Products Corporation also maintains standby and trade letters of credit with certain banks for various corporate purposes under which Products Corporation is obligated, of which approximately $27.3 and $23.1 (including amounts available under credit agreements in effect at that time) were maintained at December 31, 2001 and 2000, respectively. Included in these amounts are $10.1 and $14.2, respectively, in standby letters of credit, which support Products Corporation's self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.

     The carrying amounts of cash and cash equivalents, marketable securities, trade receivables, notes receivable, accounts payable and shortterm borrowings approximate their fair values.

12. INCOME TAXES

     In June 1992, Holdings, Revlon, Inc., Products Corporation and certain of its subsidiaries, and Mafco Holdings entered into a tax sharing agreement (as subsequently amended, the "Tax Sharing Agreement"), pursuant to which Mafco Holdings has agreed to indemnify Revlon, Inc. and Products Corporation against federal, state or local income tax liabilities of the consolidated or combined group of which Mafco Holdings (or a subsidiary of Mafco Holdings other than Revlon, Inc. and Products Corporation or its subsidiaries) is the common parent for taxable periods beginning on or after January 1, 1992 during which Revlon, Inc. and Products Corporation or a subsidiary of Products Corporation is a member of such group. Pursuant to the Tax Sharing Agreement, for all taxable periods beginning on or after January 1, 1992, Products Corporation will pay to Revlon, Inc., which in turn will pay to Holdings, amounts equal to the taxes that such corporation would otherwise have to pay if they were to file separate federal, state or local income tax returns (including any amounts determined to be due as a result of a redetermination arising from an audit or otherwise of the consolidated or combined tax liability relating to any such period which is attributable to Products Corporation), except that Products Corporation will not be entitled to carry back any losses to taxable periods ending prior to January 1, 1992. No payments are required by Products Corporation or Revlon, Inc. if and to the extent Products Corporation is prohibited under the Credit Agreement from making tax sharing payments to Revlon, Inc. The Credit Agreement prohibits Products Corporation from making such tax sharing payments other than in respect of state and local income taxes. Since the payments to be made under the Tax Sharing Agreement will be determined by the amount of taxes that Products Corporation would otherwise have to pay if it were to file separate federal, state or local income tax returns, the Tax Sharing Agreement will benefit Mafco Holdings to the extent Mafco Holdings can offset the taxable income generated by Products Corporation against losses and tax credits generated by Mafco Holdings and its other subsidiaries. The Tax Sharing Agreement was amended, effective as of January 1, 2001, to eliminate a contingent payment to Revlon, Inc. under certain circumstances in return for a $10 note with interest at 12% and interest and principal payable by Mafco Holdings on December 31, 2005. As a result of net operating tax losses and prohibitions under the Credit Agreement there were no federal tax payments or payments in lieu of taxes pursuant to the Tax Sharing Agreement for 2001, 2000 or 1999. Products Corporation has a liability of $0.9 to Revlon, Inc. in respect of federal taxes for 1997 under the Tax Sharing Agreement.

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

The Company's loss before income taxes and the applicable provision (benefit) for income taxes are as follows:


                                                                             YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------------
Loss before income taxes:                                             2001             2000             1999
                                                                  -------------     ------------     ------------
      Domestic ............................................        $     (78.2)      $    (45.7)      $   (287.9)
      Foreign .............................................              (66.4)           (73.7)           (72.7)
                                                                  -------------     ------------     ------------
                                                                   $    (144.6)      $   (119.4)      $   (360.6)
                                                                  =============     ============     ============
Provision for income taxes:
      Federal .............................................        $         -       $        -       $        -
      State and local .....................................                0.3              0.4              0.4
      Foreign .............................................                3.7              8.2              8.7
                                                                  -------------     ------------     ------------
                                                                   $       4.0       $      8.6       $      9.1
                                                                  =============     ============     ============

      Current .............................................        $       7.6       $      8.5       $     14.7
      Deferred ............................................                  -              0.8              3.3
      Benefits of operating loss carryforwards ............               (3.6)            (1.9)            (8.8)
      Carryforward utilization applied to goodwill ........                  -              0.7                -
      Effect of enacted change of tax rates ...............                  -              0.5             (0.1)
                                                                  -------------     ------------     ------------
                                                                   $       4.0       $      8.6       $      9.1
                                                                  =============     ============     ============

     The effective tax rate on loss before income taxes is reconciled to the applicable statutory federal income tax rate as follows:



                                                                               YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------------------
                                                                        2001             2000             1999
                                                                    -------------     ------------     ------------
Statutory federal income tax rate .........................                (35.0)%          (35.0)%          (35.0)%
State and local taxes, net of federal income tax benefit ..                  0.1              0.2              0.1
Foreign and U.S. tax effects attributable to
      operations outside the U.S ..........................                  0.5              1.9              1.8
Nondeductible amortization expense ........................                  1.5              2.0              1.0
Change in valuation allowance .............................                 28.9             10.3             34.6
Sale of businesses ........................................                 10.1             27.4                -
Other .....................................................                 (3.4)             0.4                -
                                                                    -------------     ------------     ------------
Effective rate ............................................                  2.7 %            7.2 %            2.5 %
                                                                    =============     ============     ============

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:


                                                                                    DECEMBER 31,
                                                                            -----------------------------
Deferred tax assets:                                                           2001             2000
                                                                            ------------     ------------
      Accounts receivable, principally due to doubtful accounts .........    $      2.9       $      2.6
      Inventories .......................................................           9.9             10.8
      Net operating loss carryforwards - domestic .......................         234.3            223.1
      Net operating loss carryforwards - foreign ........................         128.2            119.6
      Accruals and related reserves .....................................          10.1             15.6
      Employee benefits .................................................          36.7             41.2
      State and local taxes .............................................          12.2             13.1
      Advertising, sales discounts and returns and coupon redemptions ...          27.6             28.3
      Other .............................................................          24.9             29.6
                                                                            ------------     ------------
          Total gross deferred tax assets ...............................         486.8            483.9
          Less valuation allowance ......................................        (448.7)          (434.9)
                                                                            ------------     ------------
          Net deferred tax assets .......................................          38.1             49.0
Deferred tax liabilities:
      Plant, equipment and other assets .................................         (31.3)           (42.7)
      Other .............................................................          (3.5)            (3.0)
                                                                            ------------     ------------
          Total gross deferred tax liabilities ..........................         (34.8)           (45.7)
                                                                            ------------     ------------
          Net deferred tax asset ........................................    $      3.3       $      3.3
                                                                            ============     ============

     In assessing the recoverability of its deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income for certain international markets and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of certain deductible differences existing at December 31, 2001.

     The valuation allowance increased by $13.8 during 2001, decreased by $6.9 during 2000 and increased by $60.3 during 1999.

     During 2001, 2000 and 1999, certain of the Company's foreign subsidiaries used operating loss carryforwards to credit the current provision for income taxes by $3.6, $1.9, and $8.8, respectively. Certain other foreign operations generated losses during 2001, 2000 and 1999 for which the potential tax benefit was reduced by a valuation allowance. At December 31, 2001, the Company had tax loss carryforwards of approximately $1,031.1 that expire in future years as follows: 2002-$31.3; 2003-$23.8; 2004-$29.6; 2005-$45.7; 2006 and beyond-$740.9;
unlimited-$159.8. The Company could receive the benefit of such tax loss carryforwards only to the extent it has taxable income during the carryforward periods in the applicable jurisdictions. In addition, based upon certain factors, including the amount and nature of gains or losses recognized by Mafco Holdings and its other subsidiaries included in the consolidated federal income tax return, the amount of net operating loss carryforwards attributable to Mafco Holdings and such other subsidiaries and the amounts of alternative minimum tax liability of Mafco Holdings and such other subsidiaries, pursuant to the terms of the Tax Sharing Agreement, all or a portion of the domestic operating loss carryforwards may not be available to the Company should the Company cease being a member of the Mafco Holdings consolidated federal income tax return.

     In February 2002, the Company sold its Benelux operations. The effect of this transaction reduced the amount of losses available for carryover by $21 (See Note 21).

     Appropriate United States and foreign income taxes have been accrued on foreign earnings that have been or are expected to be remitted in the near future. Unremitted earnings of foreign subsidiaries which have been, or are currently intended to be, permanently reinvested in the future growth of the business aggregated approximately nil at December 31, 2001, excluding those amounts which, if remitted in the near future, would not result in significant additional taxes under tax statutes currently in effect.

13. POSTRETIREMENT BENEFITS

Pension:

     A substantial portion of the Company's employees in the United States are covered by defined benefit pension plans. The Company uses September 30 as its measurement date for plan obligations and assets.

Other Postretirement Benefits:

     The Company also has sponsored an unfunded retiree benefit plan, which provides death benefits payable to beneficiaries of a limited number of employees and former employees. Participation in this plan is limited to participants enrolled as of December 31, 1993. The Company also administers a medical insurance plan on behalf of Holdings, the cost of which has been apportioned to Holdings. The Company uses September 30 as its measurement date for plan obligations and assets.

     Information regarding the Company's significant pension and other postretirement plans at the dates indicated is as follows:

                                                                                                  OTHER POSTRETIREMENT
                                                                         PENSION PLANS                  BENEFITS
                                                                    ------------------------    ------------------------
                                                                                        DECEMBER 31,
                                                                    ----------------------------------------------------
 Change in Benefit Obligation:                                         2001          2000          2001         2000
                                                                    ----------    ----------    ----------   -----------
      Benefit obligation - September 30 of prior year ..........     $ (420.6)     $ (418.2)     $   (9.7)     $   (9.2)
      Service cost .............................................        (10.2)        (12.0)            -             -
      Interest cost ............................................        (28.0)        (29.2)         (0.8)         (0.7)
      Plan amendments ..........................................         11.1          (1.5)            -             -
      Actuarial (loss) gain ....................................        (11.1)          9.4          (1.0)         (0.4)
      Curtailments .............................................          7.1           0.7             -             -
      Benefits paid ............................................         22.3          21.2           0.7           0.6
      Foreign exchange .........................................          1.6           3.5             -             -
      Plan participant contributions ...........................         (0.4)         (0.7)            -             -
      Disposition ..............................................          3.3             -             -             -
      Settlements ..............................................          2.1           6.2             -             -
                                                                    ----------    ----------    ----------   -----------
      Benefit obligation - September 30 of current year ........       (422.8)       (420.6)        (10.8)         (9.7)
                                                                    ----------    ----------    ----------   -----------
 Change in Plan Assets:
      Fair value of plan assets - September 30 of prior year ...        343.4         323.7             -             -
      Actual return on plan assets .............................        (38.3)         39.9             -             -
      Employer contributions ...................................          8.1           9.6           0.7           0.6
      Assets sold ..............................................         (3.6)         (2.8)            -             -
      Plan participant contributions ...........................          0.4           0.7             -             -
      Benefits paid ............................................        (22.3)        (21.2)         (0.7)         (0.6)
      Foreign exchange .........................................         (1.1)         (3.1)            -             -
      Settlements ..............................................         (3.9)         (3.4)            -             -
                                                                    ----------    ----------    ----------   -----------
      Fair value of plan assets - September 30 of current year .        282.7         343.4             -             -
                                                                    ----------    ----------    ----------   -----------
 Funded status of plans                                                (140.1)        (77.2)        (10.8)         (9.7)
 Amounts contributed to plans during fourth quarter ............          1.4           1.1           0.1           0.1
 Unrecognized net loss (gain) ..................................         69.7          (1.6)            -          (1.1)
 Unrecognized prior service cost ...............................         (6.6)          5.0             -             -
 Unrecognized net asset ........................................         (0.3)         (0.5)            -             -
                                                                    ----------    ----------    ----------   -----------
      Accrued benefit cost .....................................     $  (75.9)     $  (73.2)     $  (10.7)     $  (10.7)
                                                                    ==========    ==========    ==========   ===========
 Amounts recognized in the Consolidated Balance Sheets
      consist of:
      Prepaid expenses .........................................     $    4.4      $    7.7      $      -      $      -
      Other long-term liabilities ..............................       (127.3)        (85.5)        (10.7)        (10.7)
      Intangible asset .........................................          0.5           0.5             -             -
      Accumulated other comprehensive loss .....................         46.1           3.6             -             -
      Other long-term assets ...................................          0.4           0.5             -             -
                                                                    ----------    ----------    ----------   -----------
                                                                     $  (75.9)     $  (73.2)     $  (10.7)     $  (10.7)
                                                                    ==========    ==========    ==========   ===========

     With respect to the above accrued benefit costs, the Company has recorded a receivable from affiliates of $1.2 and $1.0 at December 31, 2001 and 2000, respectively, relating to Holdings' participation in the Company's pension plans and $1.3 and $1.4 at December 31, 2001 and 2000, respectively, for other postretirement benefits costs attributable to Holdings.

     The following weighted-average assumptions were used in accounting for the plans:

                                                      U.S. PLANS                    INTERNATIONAL PLANS
                                            ------------------------------     ------------------------------
                                              2001       2000       1999         2001       2000       1999
                                            ---------  --------   --------     ---------  --------   --------
 Discount rate ...........................     7.0%      7.5%       7.5%          5.8%      6.5%       6.5%
 Expected return on plan assets ..........     9.5       9.5        9.5           8.5       9.0        9.2
 Rate of future compensation increases ...     5.0       5.3        5.3           3.7       4.5        4.5

     The components of net periodic benefit cost for the plans are as follows:

                                                        PENSION PLANS                 OTHER POSTRETIREMENT BENEFITS
                                               ----------------------------------------------------------------------
                                                                      YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------------------
                                                 2001        2000        1999         2001        2000        1999
                                               --------    --------    --------     ---------   ---------   ---------
 Service cost ............................      $ 10.2      $ 12.0      $ 16.0        $    -      $    -      $  0.1
 Interest cost ...........................        28.0        29.2        28.7           0.8         0.7         0.7
 Expected return on plan assets ..........       (30.8)      (30.1)      (26.6)            -           -           -
 Amortization of prior service cost ......        (0.9)        1.7         1.7             -           -           -
 Amortization of net transition asset ....        (0.2)       (0.2)       (0.2)            -           -           -
 Amortization of actuarial loss (gain) ...         0.7         1.0         5.0          (0.1)       (0.1)       (0.3)
 Settlement gain .........................         0.8        (0.1)          -             -           -           -
 Curtailment loss (gain) .................         1.5        (0.4)          -             -           -           -
                                               --------    --------    --------     ---------   ---------   ---------
                                                   9.3        13.1        24.6           0.7         0.6         0.5
 Portion allocated to Holdings ...........        (0.3)       (0.3)       (0.3)            -           -         0.1
                                               --------    --------    --------     ---------   ---------   ---------
                                                $  9.0      $ 12.8      $ 24.3       $   0.7      $  0.6      $  0.6
                                               ========    ========    ========     =========   =========   =========


     Where the accumulated benefit obligation exceeded the related fair value of plan assets, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the Company's pension plans are as follows:

                                                                                                 DECEMBER 31,
                                                                                    ---------------------------------
                                                                                      2001        2000        1999
                                                                                    ---------   ---------   ---------
 Projected benefit obligation .................................................      $ 419.6      $ 60.5      $ 61.2
 Accumulated benefit obligation ...............................................        402.9        53.9        53.0
 Fair value of plan assets ....................................................        280.0         5.0         0.7

14.  STOCK COMPENSATION PLAN

     Since March 5, 1996, Revlon, Inc. has had the Amended Stock Plan, which is a stock-based compensation plan and is described below. Products Corporation applies APB Opinion No. 25 and its related interpretations in accounting for the Amended Stock Plan. Under APB Opinion No. 25, because the exercise price of employee stock options under the Amended Stock Plan equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized. Had compensation cost for the Amended Stock Plan been determined consistent with SFAS No. 123, Products Corporation's net loss of $152.2 for 2001, $128.0 for 2000, and $369.7 for 1999 would have been changed to the pro forma amounts of $161.8 for 2001, $139.0 for 2000, and $395.4 for 1999. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model assuming no dividend yield, expected volatility of approximately 68% in 2001, 69% in 2000 and 68% in 1999; weighted average risk-free interest rate of 5.07% in 2001, 6.53% in 2000, and 5.48% in 1999; and a seven-year expected average life for the Amended Stock Plan's options issued in 2001, 2000 and 1999. The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

     Under the Amended Stock Plan, awards may be granted to employees and directors of Revlon, Inc., and the Company and its subsidiaries for up to an aggregate of 8.5 million shares of Revlon, Inc. Class A Common Stock. Non-qualified options granted under the Amended Stock Plan have a term of 10 years during which the holder can purchase shares of Revlon, Inc. Class A Common Stock at an exercise price, which must be not less than the market price on the date of the grant. Option grants vest over service periods that range from one to five years, except as disclosed below. Options granted in February 1999 with an original four-year vesting term were modified in May 1999 to allow the options to become fully vested on the first anniversary date of the grant. Options granted in May 2000 under the Amended Stock Plan vest 25% on each anniversary of the grant date and will become 100% vested on the fourth anniversary of the grant date; provided that an additional 25% of such options would vest on each subsequent anniversary date of the grant if the Company achieved certain performance objectives relating to the Company's operating income for the fiscal year preceding such anniversary date, which objectives were not achieved in 2000 or 2001. During each of 2001, 2000 and 1999, Revlon, Inc. granted to Mr. Perelman, Chairman of the Executive Committee, options to purchase 225,000, 300,000 and 300,000, respectively, shares of Revlon, Inc. Class A Common Stock, which grants will vest 25% on each anniversary date of the grant and will become 100% vested on the fourth anniversary date of the grant date as to the 2001 grant, will vest in full on the fifth anniversary of the grant date as to the 2000 grant and which vested 100% on the date of grant as to the 1999 grant. At December 31, 2001, 2000 and 1999 there were 3,296,133, 3,009,908 and 1,850,050 options exercisable under the Amended Stock Plan, respectively.

     A summary of the status of the Amended Stock Plan as of December 31, 2001, 2000 and 1999 and changes during the years then ended is presented below:

                                                     SHARES          WEIGHTED AVERAGE
                                                      (000)           EXERCISE PRICE
                                                   ------------       -------------
Outstanding at December 31, 1998 ...........           3,764.5            $32.71

Granted ....................................           2,456.7             16.89
Exercised ..................................              (5.8)            27.94
Forfeited ..................................            (444.2)            27.03
                                                   ------------
Outstanding at December 31, 1999 ...........           5,771.2             26.42

Granted ....................................           1,769.1              7.15
Exercised ..................................                 -                 -
Forfeited ..................................            (936.8)            24.06
                                                   ------------
Outstanding at December 31, 2000 ...........           6,603.5             21.59

Granted ....................................           1,087.6              5.69
Exercised ..................................              (0.2)             7.06
Forfeited ..................................            (788.8)            19.16
                                                   ------------
Outstanding at December 31, 2001 ...........           6,902.1             19.37
                                                   ============

     The weighted average grant date fair value of options granted during 2001, 2000 and 1999 approximated $3.82, $4.58 and $10.65, respectively.

     The following table summarizes information about the Amended Stock Plan's options outstanding, at December 31, 2001:


                                         OUTSTANDING                                   EXERCISABLE
                    -----------------------------------------------------    ---------------------------------
                                            WEIGHTED
                                            AVERAGE            WEIGHTED                          WEIGHTED
  RANGE OF               NUMBER              YEARS             AVERAGE           NUMBER           AVERAGE
EXERCISE PRICES        OF OPTIONS          REMAINING        EXERCISE PRICE     OF OPTIONS      EXERCISE PRICE
----------------    --------------       -------------     --------------    -------------    ----------------
 $4.00 to $6.88        1,193.6                9.35             $ 5.49             61.4           $ 4.81
  7.06 to 10.44        1,670.5                8.30               7.80            266.2             7.10
 15.00 to 24.00        1,400.1                6.16              18.03          1,354.3            18.10
 24.13 to 31.94        1,242.5                5.84              28.40            997.7            29.43
 34.00 to 53.56        1,395.4                5.83              38.39            616.5            35.43
                    -----------                                           -------------
  4.00 to 53.56        6,902.1                                                 3,296.1
                    ===========                                           =============

     The Amended Stock Plan also provides that restricted stock may be awarded to employees and directors of Revlon, Inc. and the Company and its subsidiaries. On June 18, 2001 (the "Grant Date"), the Compensation Committee awarded 120,000 shares of restricted stock to Mr. Perelman as a director of the Company. The 2001 restricted stock awards are subject to execution of a Restricted Stock Agreement by each grantee:
Provided the grantee remains continuously employed by the Company (or, in the case of Mr. Perelman, he continuously provides services as a director to the Company), the 2001 restricted stock awards will vest as to one-third of the restricted shares on the day after which the 20-day average of the closing price of Revlon, Inc.'s Class A Common Stock on the New York Stock Exchange (the "NYSE") equals or exceeds $20.00, an additional one-third of such restricted shares will vest on the day after which the 20-day average of the closing price of Revlon, Inc.'s Class A Common Stock on the NYSE equals or exceeds $25.00 and the balance will vest on the day after which the 20-day average of the closing price of the Company's Class A Common Stock on the NYSE equals or exceeds $30.00, provided that (i) subject to clause (ii) below, no portion of the restricted stock awards will vest until the second anniversary following the Grant Date, (ii) all of the shares of restricted stock will vest immediately in the event of a "change of control" of Revlon, Inc., and (iii) all of the shares of restricted stock which have not previously vested will fully vest on the third anniversary of the Grant Date. No dividends will be paid on unvested restricted stock. At December 31, 2001, there were 670,000 shares of restricted stock outstanding, and unvested, under the Amended Stock Plan.

15. RELATED PARTY TRANSACTIONS

TRANSFER AGREEMENTS

     In June 1992, Revlon, Inc. and Products Corporation entered into an asset transfer agreement with Holdings and certain of its wholly-owned subsidiaries (the "Asset Transfer Agreement"), and Revlon, Inc. and Products Corporation entered into a real property asset transfer agreement with Holdings (the "Real Property Transfer Agreement" and, together with the Asset Transfer Agreement, the "Transfer Agreements"), and pursuant to such agreements, on June 24, 1992 Holdings transferred assets to Products Corporation and Products Corporation assumed all the liabilities of Holdings, other than certain specifically excluded assets and liabilities (the liabilities excluded are referred to as the "Excluded Liabilities"). Certain consumer products lines sold in demonstrator assisted distribution channels considered not integral to Revlon, Inc.'s business and which historically had not been profitable (the "Retained Brands") and certain other assets and liabilities were retained by Holdings. Holdings agreed to indemnify Revlon, Inc. and Products Corporation against losses arising from the Excluded Liabilities, and Revlon, Inc. and Products Corporation agreed to indemnify Holdings against losses arising from the liabilities assumed by Products Corporation. The amounts reimbursed by Holdings to Products Corporation for the Excluded Liabilities for 2001, 2000 and 1999 were $0.2, $0.4 and $0.5, respectively.

     Certain assets and liabilities relating to divested businesses were transferred to Products Corporation on the transfer date and any remaining balances as of December 31 of the applicable year have been reflected in the Company's Consolidated Balance Sheets as of such dates. At December 31, 2001 and 2000, the amounts reflected in the Company's Consolidated Balance Sheets aggregated a net liability of $21.4 and $23.2, respectively, of which $3.0 and $4.8, respectively, are included in accrued expenses and other and $18.4 is included in other longterm liabilities as of both dates.

REIMBURSEMENT AGREEMENTS

     Revlon, Inc., Products Corporation and MacAndrews Holdings have entered into reimbursement agreements (the "Reimbursement Agreements") pursuant to which
(i) MacAndrews Holdings is obligated to provide (directly or through affiliates) certain professional and administrative services, including employees, to Revlon, Inc. and its subsidiaries, including Products Corporation, and purchase services from third party providers, such as insurance, legal and accounting services and air transportation services, on behalf of Revlon, Inc. and its subsidiaries, including Products Corporation, to the extent requested by Products Corporation, and (ii) Products Corporation is obligated to provide certain professional and administrative services, including employees, to MacAndrews Holdings (and its affiliates) and purchase services from third party providers, such as insurance and legal and accounting services, on behalf of MacAndrews Holdings (and its affiliates) to the extent requested by MacAndrews Holdings, provided that in each case the performance of such services does not cause an unreasonable burden to MacAndrews Holdings or Products Corporation, as the case may be. Products Corporation reimburses MacAndrews Holdings for the allocable costs of the services purchased for or provided to Products Corporation and its subsidiaries and for reasonable out-of-pocket expenses incurred in connection with the provision of such services. MacAndrews Holdings (or such affiliates) reimburses Products Corporation for the allocable costs of the services purchased for or provided to MacAndrews

Holdings (or such affiliates) and for the reasonable out-of-pocket expenses incurred in connection with the purchase or provision of such services. The net amounts reimbursed by MacAndrews Holdings to Products Corporation for the services provided under the Reimbursement Agreements for 2001, 2000 and 1999, were $1.6, $0.9 and $0.5, respectively. Each of Revlon, Inc. and Products Corporation, on the one hand, and MacAndrews Holdings, on the other, has agreed to indemnify the other party for losses arising out of the provision of services by it under the Reimbursement Agreements other than losses resulting from its willful misconduct or gross negligence. The Reimbursement Agreements may be terminated by either party on 90 days' notice. Products Corporation does not intend to request services under the Reimbursement Agreements unless their costs would be at least as favorable to Products Corporation as could be obtained from unaffiliated third parties.

TAX SHARING AGREEMENT

     Holdings, Revlon, Inc., Products Corporation and certain of its subsidiaries and Mafco Holdings are parties to the Tax Sharing Agreement, which is described in Note 12. Since payments to be made under the Tax Sharing Agreement will be determined by the amount of taxes that Products Corporation would otherwise have to pay if it were to file separate federal, state or local income tax returns, the Tax Sharing Agreement will benefit Mafco Holdings to the extent Mafco Holdings can offset the taxable income generated by Products Corporation against losses and tax credits generated by Mafco Holdings and its other subsidiaries. There were no cash payments in respect of federal taxes made by Products Corporation pursuant to the Tax Sharing Agreement for 2001, 2000 and 1999.

OTHER

     Pursuant to a lease dated April 2, 1993 (the "Edison Lease"), Holdings leased to Products Corporation the Edison research and development facility for a term of up to 10 years with an annual rent of $1.4 and certain shared operating expenses payable by Products Corporation, which, together with the annual rent, were not to exceed $2.0 per year. In August 1998, Holdings sold the Edison facility to an unrelated third party, which assumed substantially all liability for environmental claims and compliance costs relating to the Edison facility, and in connection with the sale Products Corporation terminated the Edison Lease and entered into a new lease with the new owner. Holdings agreed to indemnify Products Corporation through September 1, 2013 to the extent rent under the new lease exceeds rent that would have been payable under the terminated Edison Lease had it not been terminated. The net amounts reimbursed by Holdings to Products Corporation with respect to the Edison facility for 2001, 2000 and 1999 were $0.2, $0.2 and $0.2, respectively.

     Effective September 2001, Revlon, Inc. acquired from Holdings all the assets and liabilities of the Charles of the Ritz business (which Revlon, Inc. contributed to Products Corporation in the form of a capital contribution), in consideration for 400,000 newly issued shares of Revlon, Inc.'s Class A Common Stock and 4,333 shares of newly issued voting (with 433,333 votes in the aggregate) Series B Preferred Stock which are convertible into 433,333 shares in the aggregate of Revlon, Inc.'s Class A Common Stock, which conversion rights are subject to approval by the stockholders of Revlon, Inc. at the 2002 Annual Meeting. As Holdings and Products Corporation are under common control, the transaction has been accounted for at historical cost in a manner similar to that of a pooling of interests and, accordingly, all prior period financial statements presented have been restated as if the acquisition took place at the beginning of such periods. An investment banking firm rendered its written opinion that the terms of the transaction were fair from a financial standpoint to Revlon, Inc. The effect of the acquisition was to increase both operating income and net income by $2.3, $0.9 and $0.6 for 2001, 2000 and 1999, respectively. The net equity (deficit) of the Charles of the Ritz business of $0.7 and $(0.6) is included in total stockholder's deficiency at December 31, 2001 and December 31, 2000, respectively.

     During 2001, Products Corporation leased certain facilities to MacAndrews & Forbes or its affiliates pursuant to occupancy agreements and leases. These included space at Products Corporation's New York headquarters and through January 31, 2001 at Products Corporation's offices in London. The rent paid to Products Corporation for 2001, 2000 and 1999 was $0.5, $0.9 and $1.1, respectively.

     Products Corporation's Credit Agreement and the 12% Notes are supported by, among other things, guarantees from Revlon, Inc., and, subject to certain limited exceptions, all of the domestic subsidiaries of Products Corporation. The obligations under such guarantees are secured by, among other things, the capital stock of

Products Corporation and, subject to certain limited exceptions, the capital stock of all of Products Corporation's domestic subsidiaries and 66% of the capital stock of Products Corporation's and its domestic subsidiaries' first-tier foreign subsidiaries.

     Products Corporation has received a commitment from Mafco Holdings that it is prepared to provide, if necessary, additional financial support to Products Corporation of up to $40 on appropriate terms through December 31, 2003.

     During 2000 and 1999, Products Corporation made advances of $0.1 and $0.4, respectively, to Mr. Jeffrey Nugent, former President and CEO, pursuant to his employment agreement for relocation expenses, which advances bear interest at the applicable federal rate.

     During 2000, Products Corporation made an advance of $0.8 to Mr. Douglas Greeff, Executive Vice President and CFO, pursuant to his employment agreement, which bears interest at the applicable federal rate, of which $0.2 was repaid during 2001.

     Mr. Nugent's spouse provided consulting services in 2000 and 2001 for product and concept development, for which Products Corporation paid her $0.1 in 2001.

     During 1997, Products Corporation provided licensing services to a company that was its affiliate during 1997 and part of 1998. In connection with the termination of the licensing arrangement and its agreement to provide consulting services during 1998, Products Corporation received payments of $2.0 in 1998 and an additional $1.0 in 1999.

     A company that was an affiliate of Products Corporation during part of 1999 assembled lipstick cases for Products Corporation. Products Corporation paid approximately $0.1 for such services for 1999.

     During 2001, 2000 and 1999, Products Corporation made payments of $0.1, $0.1 and $0.1, respectively, to a fitness center, in which an interest is owned by members of the immediate family of Mr. Donald Drapkin, who is a member of the Company's Board of Directors, for discounted health club dues for an executive health program of Products Corporation.

     During 2001 and 2000, Products Corporation made payments of $0.3 and $0.2, respectively to Ms. Ellen Barkin (spouse of Mr. Perelman) under an agreement pursuant to which she provided voiceover services for certain of the Company's advertisements, which payments were competitive with industry rates for similarly situated talent.

     The law firm, of which Mr. Edward Landau (a director) is Of Counsel, Wolf, Block, Schorr and Solis-Cohen LLP, provided legal services to Products Corporation and its subsidiaries during 2001 and 2000, but did not provide any such services in 1999 and it is anticipated that such firm will continue to provide such services in 2002.

     In December 2001, Products Corporation employed in a junior entry-level marketing position the daughter of the Chairman of the Company's Executive Committee, with compensation paid for 2001 of less than $5,000.

     During 2001, Products Corporation employed in a junior entry-level marketing position the daughter of Mr. Donald Drapkin, who is a member of the Company's Board of Directors, with compensation paid for 2001 of less than $60,000.

16. COMMITMENTS AND CONTINGENCIES

     The Company currently leases manufacturing, executive, including research and development, and sales facilities and various types of equipment under operating lease agreements. Rental expense was $29.0, $33.0 and $42.8 for the years ended December 31, 2001, 2000 and 1999, respectively. Minimum rental commitments under all noncancelable leases, including those pertaining to idled facilities, with remaining lease terms in excess of one year from December 31, 2001 aggregated $67.1; such commitments for each of the five years subsequent to December 31, 2001 are $26.1, $14.1, $5.2, $3.7 and $4.4, respectively. Such amounts exclude the minimum rentals to be received by the Company in the future under noncancelable subleases of $10.7.

     The Company has minimum purchase commitments with suppliers of finished goods, raw materials and components. The minimum purchase commitments under these agreements aggregated $194.5; such commitmnents for each of the five years subsequent to December 31, 2001 are $52.8, $26.6, $21.6, $21.3 and $21.3,
respectively.

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

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations:


                                    YEAR ENDED DECEMBER 31, 2001
                 --------------------------------------------------------------
                     1ST             2ND              3RD             4TH
                   QUARTER         QUARTER          QUARTER       QUARTER (c)
                 ------------    -------------    ------------    -------------
Net sales .....   $    324.1     $      337.7     $     327.2     $      332.5
Gross profit ..        192.5            194.7           197.4            192.7
Net loss (a) ..        (46.1)           (55.8)          (22.0)           (28.3)


                                    YEAR ENDED DECEMBER 31, 2000
                 --------------------------------------------------------------
                     1ST             2ND              3RD             4TH
                   QUARTER         QUARTER          QUARTER         QUARTER
                 ------------    -------------    ------------    -------------
Net sales .....   $    449.6     $      339.8     $     344.8     $      313.6
Gross profit ..        274.1            210.1           216.8            172.5
Net loss (b) ..        (27.3)           (24.4)          (25.8)           (50.5)


     (a) Includes restructuring costs of $14.6, $7.9, $3.0 and $12.6 in the first, second, third and fourth quarters, respectively. (See Note 2).

     (b) Includes restructuring costs of $9.5, $5.1, $13.7 and $25.8 in the first, second, third and fourth quarters, respectively. (See Note 2).

     (c) In the fourth quarter of 2001, the Company recorded a charge of $6.9 related to increased sales returns, trade spending and inventory adjustments in the Company's Argentine operations.

18. GEOGRAPHIC, FINANCIAL AND OTHER INFORMATION

     The Company manages its business on the basis of one reportable operating segment. See Note 1 for a brief description of the Company's business. As of December 31, 2001, the Company had operations established in 20 countries outside of the United States and its products are sold throughout the world. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. The Company's operations in Brazil have accounted for approximately 3.2%, 5.1% and 4.3% of the Company's net sales for 2001, 2000 and 1999, respectively. While the Company's operations in Brazil have historically been significant, as a result of the sale of the Company's Colorama brand in Brazil in July 2001, the Company's ongoing operations in Brazil are no longer significant to the Company's consolidated ongoing operations. (See Note
3). Net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold. During 2001, 2000 and 1999, Wal-Mart and its affiliates worldwide accounted for approximately 19.9%, 16.5% and 13.1%, respectively, of the Company's consolidated net sales, before the EITF Issue 01-9 adjustment. (See Note 1). As a result of the Company's dispositions of certain non-core assets, including certain international businesses, the Company expects that for future periods a small number of other customers will, in the aggregate, account for a large portion of the Company's net sales. The Company's loss of Wal-Mart or one or more other customers that may account for a significant portion of the Company's sales, or any significant decrease in sales to any of these customers, could have a material adverse effect on the Company's business, financial condition or results of operations. The Company has no reason to believe that any such loss of customer or decrease in sales will occur. In January 2002, Kmart Corporation filed a bankruptcy petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Less than 5% of the Company's 2001 net sales were made to Kmart. The Company plans to continue doing business with Kmart for the foreseeable future and accordingly, based upon the information currently available, believes that Kmart's bankruptcy proceedings will not have a material adverse effect on the Company's business, financial condition, or results of operations.

     During the first quarter of 2001, to reflect the integration of management reporting responsibilities, the Company reclassified Canada's results from its international operations to its United States operations. The geographic information reflects this change for all periods presented.

GEOGRAPHIC AREAS:                                                 YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------------------
      Net sales:                                        2001                2000                 1999
                                                   ---------------     ---------------       -------------
           United States ........................    $      852.2        $      842.8          $    908.4
           Canada ...............................            48.8                53.0                46.4
                                                   ---------------     ---------------       -------------
           United States and Canada .............           901.0               895.8               954.8
           International ........................           420.5               552.0               755.1
                                                   ---------------     ---------------       -------------
                                                     $    1,321.5        $    1,447.8          $  1,709.9
                                                   ===============     ===============       =============

                                                               DECEMBER 31,
                                                   -----------------------------------
      Long-lived assets:                                2001                2000
                                                   ---------------     ---------------
           United States ........................    $      353.3        $      398.8
           Canada ...............................             2.5                 8.1
                                                   ---------------     ---------------
           United States and Canada .............           355.8               406.9
           International ........................           117.7               167.2
                                                   ---------------     ---------------
                                                     $      473.5        $      574.1
                                                   ===============     ===============

CLASSES OF SIMILAR PRODUCTS:                                      YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------------------
      Net sales:                                        2001                2000                 1999
                                                   ---------------     ---------------       -------------
           Cosmetics, skin care and fragrances ..    $      859.4        $      908.2          $    881.2
           Personal care and professional .......           462.1               539.6               828.7
                                                   ---------------     ---------------       -------------
                                                     $    1,321.5        $    1,447.8          $  1,709.9
                                                   ===============     ===============       =============


19.  EFFECT OF NEW ACCOUNTING STANDARD

         In November of 2001, the EITF reached consensus on the Guidelines, the second portion of which (formerly EITF Issue 00-25) addresses vendor income statement characterization of consideration to a purchaser of the vendor's products or services, including the classification of slotting fees, cooperative advertising arrangements and buy-downs. Certain promotional payments that are currently classified in SG&A expenses be classified as a reduction of net sales. The impact of the adoption of the second portion of the Guidelines on the consolidated financial statements will reduce both net sales and SG&A expenses by equal and offsetting amounts. The adoption will not have any impact on the Company's reported operating income or net loss. The Company has adopted the second portion of the Guidelines effective January 1, 2002.

     The Company has quantified the reclassification for 2001, 2000 and 1999 as summarized below:

                                                                  FOR THE YEAR ENDED
                              ---------------------------------------------------------------------------------------------
                                   DECEMBER 31, 2001               DECEMBER 31, 2000               DECEMBER 31, 1999
                              -----------------------------   -----------------------------   -----------------------------
                                   AS              AS              AS              AS              AS              AS
                                REPORTED        ADJUSTED        REPORTED        ADJUSTED        REPORTED        ADJUSTED
                              -------------    ------------   -------------    ------------   -------------   -------------
Net sales .................     $  1,321.5     $   1,277.6     $   1,447.8     $   1,409.4     $   1,709.9     $   1,629.8
Cost of sales .............          544.2           544.2           574.3           574.3           726.3           726.3
SG&A expenses .............          720.5           676.6           801.8           763.4         1,154.2         1,074.1
Operating income (loss) ...           18.7            18.7            17.6            17.6          (210.8)         (210.8)


20.  EXTRAORDINARY ITEM

     The extraordinary loss of $3.6 (net of taxes) in 2001 resulted primarily from the write-off of financing costs in connection with the 2001 Refinancing Transactions.

21.  SUBSEQUENT EVENTS

     In February 2002, the Company completed the disposition of its subsidiaries that operated its marketing, sales and distribution business in Belgium, the Netherlands and Luxembourg ("Benelux"). As part of this sale, Products Corporation entered into a long-term distribution agreement with the purchaser pursuant to which the purchaser distributes the Company's products in Benelux. The purchase price consisted principally of the assumption of certain liabilities and deferred contingent purchase price of up to approximately $3.3 to be received over approximately a seven-year period. In connection with the disposition, the Company does not anticipate a significant gain or loss.

     Effective February 14, 2002, Jeffrey M. Nugent, the Company's former President and Chief Executive Officer, resigned from employment with the Company. On February 19, 2002, the Company announced its appointment of Jack L. Stahl as its President and Chief Executive Officer.

                                                                     SCHEDULE II

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                              (DOLLARS IN MILLIONS)

                                                         BALANCE AT       CHARGED TO                            BALANCE
                                                          BEGINNING        COST AND           OTHER              AT END
                                                           OF YEAR         EXPENSES        DEDUCTIONS           OF YEAR
                                                         ------------    -------------     ------------        -----------
YEAR ENDED DECEMBER 31, 2001:
Applied against asset accounts:
      Allowance for doubtful accounts ................       $ 7.6           $  3.5            $(2.8) (1)          $8.3
      Allowance for volume and early payment
          discounts ..................................       $ 8.5           $ 30.0           $(31.4) (2)          $7.1


YEAR ENDED DECEMBER 31, 2000:
Applied against asset accounts:
      Allowance for doubtful accounts ................       $14.6           $ (0.9)           $(6.1) (1)          $7.6
      Allowance for volume and early payment
          discounts ..................................       $12.6           $ 34.2           $(38.3) (2)          $8.5


YEAR ENDED DECEMBER 31, 1999:
Applied against asset accounts:
      Allowance for doubtful accounts ................       $14.0           $  7.7            $(7.1) (1)         $14.6
      Allowance for volume and early payment
          discounts ..................................       $14.5           $ 42.5           $(44.4) (2)         $12.6


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

                      Revlon Consumer Products Corporation
                                  (Registrant)

By: /s/  Paul E. Shapiro                      By: /s/  Douglas H. Greeff                 By: /s/  Laurence Winoker
----------------------------------------      ----------------------------------------   ----------------------------------------
         Paul E. Shapiro                               Douglas H. Greeff                          Laurence Winoker
         Executive Vice President,                     Executive Vice                             Senior Vice President,
         Chief Administrative Officer and              President and                              Corporate Controller and
         Principal Executive Officer (a)               Chief Financial Officer                    Treasurer


Dated: February 25, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant on February 25, 2002 and in the capacities indicated.

Signature                              Title


*                                      Chairman of the Board and Director
-----------------------------------
(Ronald O. Perelman)


*                                      Director
-----------------------------------
(Howard Gittis)


*                                      Director
-----------------------------------
(Donald G. Drapkin)


*                                      Director
-----------------------------------
(Edward J. Landau)


(a) Effective February 14, 2002, Jeffrey M. Nugent, the Company's former President and Chief Executive Officer, resigned from employment with the Company. On February 19, 2002, the Company announced its appointment of Jack L. Stahl as its President and Chief Executive Officer.

* Robert K. Kretzman, by signing his name hereto, does hereby sign this report on behalf of the directors of the registrant after whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.

By: /s/ Robert K. Kretzman

Robert K. Kretzman
Attorney-in-fact