Form 10-Q/A
period 2002-09-30
REVLON CONSUMER PRODUCTS CORP
filed 2003-04-25
CIK 890547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


          X AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2002

                                       OR

           __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to ____________

                         Commission File Number 33-59650


                      REVLON CONSUMER PRODUCTS CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                                 13-3662953
              --------------                         -------------------
          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)              Identification No.)

         625 Madison Avenue, New York, New York              10022
        ----------------------------------------            -------
        (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (212) 527-4000


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act of 1934). Yes    No X
                                                           ---   ---

         The number of shares outstanding of the registrant's common stock was 1,000 shares as of September 30, 2002, all of which were held by an affiliate, Revlon, Inc., an indirect majority-owned subsidiary of Mafco Holdings Inc.

                                EXPLANATORY NOTE

This Amendment No. 1 amends the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 by amending and restating Item 4 in its entirety to incorporate a small number of technical changes.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         The Company's Chief Executive Officer and Chief Financial Officer (who are its principal executive officer and principal financial officer, respectively) have within 90 days prior to the filing date of this report (the "Evaluation Date"), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c) and 15d-14(c)). Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. The Company's Chief Executive Officer and Chief Financial Officer have determined that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) EXHIBITS

99.1 Certification of Jack L. Stahl, Chief Executive Officer, dated April 25, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Douglas H. Greeff, Chief Financial Officer, dated April 25, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      REVLON CONSUMER PRODUCTS CORPORATION
                      ------------------------------------
                                   Registrant

         By: /s/ Douglas H. Greeff              By: /s/ Laurence Winoker
             ---------------------                  --------------------
                 Douglas H. Greeff                      Laurence Winoker
                 Executive Vice President               Senior Vice President,
                 and Chief Financial Officer            Corporate Controller and
                                                        Treasurer

Dated: April 25, 2003


                                  EXHIBIT INDEX


        Exhibit No.                 Description
        -----------                 -----------
        Exhibit 99.1                Certification of Jack L Stahl, Chief Executive Officer, dated April 25, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                                    Sarbanes-Oxley Act of 2002.

        Exhibit 99.2                Certification of Douglas H. Greeff, Chief Financial Officer, dated April 25, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                                    Sarbanes-Oxley Act of 2002.


              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

         I, Jack J. Stahl, certify that:

                  1. I have reviewed this quarterly report on Form 10-Q of Revlon Consumer Products Corporation (the "Registrant"), as amended by Amendment No. 1 to the quarterly report;

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

                       Date:  April 25, 2003      /s/ Jack L. Stahl
                                                  -----------------
                                                  Name: Jack L. Stahl
                                                  Title: Chief Executive Officer
                                                  of Revlon Consumer Products
                                                  Corporation

              REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

         I, Douglas H. Greeff, certify that:

                  1. I have reviewed this quarterly report on Form 10-Q of Revlon Consumer Products Corporation (the "Registrant"), as amended by Amendment No. 1 to the quarterly report;

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

                           Date:  April 25, 2003     /s/ Douglas H. Greeff
                                                     ---------------------
                                                     Name: Douglas H.Greeff
                                                     Title: Chief Financial
                                                     Officer of Revlon Consumer
                                                     Products Corporation