Form 10-Q
period 2003-06-30
REVLON CONSUMER PRODUCTS CORP
filed 2003-08-13
CIK 890547

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes     X           No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes                  No   X

The number of shares outstanding of the registrant's common stock was 1,000 shares as of June 30, 2003, all of which were held by an affiliate, Revlon, Inc., an indirect majority-owned subsidiary of Mafco Holdings Inc.

Total Pages – 32

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

(dollars in millions, except per share data)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34.4	$85.8
Trade receivables, less allowances of $16.6 and $24.0, respectively	206.7	212.3
Inventories	161.6	128.1
Prepaid expenses and other	55.7	50.5
Total current assets	458.4	476.7
Property, plant and equipment, net	132.5	133.4
Other assets	151.2	141.8
Goodwill, net	186.1	185.9
Total assets	$928.2	$937.8
LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Current liabilities:
Short-term borrowings - third parties	$27.8	$25.0
Accounts payable	100.0	92.9
Accrued expenses and other	358.7	392.0
Total current liabilities	486.5	509.9
Long-term debt - third parties	1,729.8	1,726.0
Long-term debt - affiliates	68.7	24.1
Other long-term liabilities	314.7	320.0
Stockholder's deficiency:
Preferred stock, par value $1.00 per share; 1,000 shares authorized, 546 shares of Series A Preferred Stock issued and outstanding	54.6	54.6
Common Stock, par value $1.00 per share; 1,000 shares authorized, issued and outstanding	—	—
Capital deficiency	(160.9)	(214.8)
Accumulated deficit since June 24, 1992	(1,435.9)	(1,349.3)
Accumulated other comprehensive loss	(129.3)	(132.7)
Total stockholder's deficiency	(1,671.5)	(1,642.2)
Total liabilities and stockholder's deficiency	$928.2	$937.8

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales	$322.3	$308.2	$614.3	$583.6
Cost of sales	125.2	119.8	236.7	228.8
Gross profit	197.1	188.4	377.6	354.8
Selling, general and administrative expenses	199.9	179.0	383.8	345.4
Restructuring costs	—	3.2	0.5	7.2
Operating (loss) income	(2.8)	6.2	(6.7)	2.2
Other expenses (income):
Interest expense	42.8	39.1	84.2	78.3
Interest income	(0.9)	(0.7)	(1.4)	(1.2)
Amortization of debt issuance costs	2.4	1.9	4.4	3.8
Foreign currency (gains) losses, net	(2.7)	2.4	(2.4)	1.8
Miscellaneous, net	—	0.2	0.4	1.9
Other expenses, net	41.6	42.9	85.2	84.6
Loss before income taxes	(44.4)	(36.7)	(91.9)	(82.4)
(Benefit) provision for income taxes	(6.2)	1.0	(5.3)	1.1
Net loss	$(38.2)	$(37.7)	$(86.6)	$(83.5)

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF
STOCKHOLDER'S DEFICIENCY AND COMPREHENSIVE LOSS

(dollars in millions)

	Series A Preferred Stock	Capital Deficiency	Accumulated Deficit	Accumulated Other Comprehensive Loss (a)	Total Stockholder's Deficiency
Balance, January 1, 2002	$54.6	$(214.8)	$(1,067.5)	$(61.1)	$(1,288.8)
Comprehensive loss:
Net loss			(83.5)		(83.5)
Currency translation adjustment				(8.4)	(8.4)
Net loss on foreign currency forward exchange contracts				(0.5)	(0.5)
Total comprehensive loss					(92.4)
Balance, June 30, 2002	$54.6	$(214.8)	$(1,151.0)	$(70.0)	$(1,381.2)
Balance, January 1, 2003	$54.6	$(214.8)	$(1,349.3)	$(132.7)	$(1,642.2)
Capital contribution from direct parent (See Note 8)		47.0			47.0
Reduction of liabilities assumed from indirect parent		6.9 (b)			6.9
Comprehensive loss:
Net loss			(86.6)		(86.6)
Currency translation adjustment				5.5	5.5
Net loss on foreign currency forward exchange contracts				(2.1)	(2.1)
Total comprehensive loss					(83.2)
Balance, June 30, 2003	$54.6	$(160.9)	$(1,435.9)	$(129.3)	$(1,671.5)

(a)	Accumulated other comprehensive loss includes net unrealized losses on revaluations of foreign currency forward exchange contracts of $1.8 and $0.5 as of June 30, 2003 and 2002, respectively, net realized losses of $0.3 on foreign currency forward exchange contracts as of June 30, 2003, cumulative net translation losses of $13.6 and $23.4 as of June 30, 2003 and 2002, respectively, and adjustments for the minimum pension liability of $113.6 and $46.1 as of June 30, 2003 and 2002, respectively.
(b)	During the second quarter of 2003, the Company resolved various tax audits, which resulted in a tax benefit of $13.9, of which $6.9 was recorded directly to capital deficiency since it relates to liabilities assumed by Products Corporation in connection with the transfer agreements related to Products Corporation's formation in 1992.

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(dollars in million)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(86.6)	$(83.5)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	58.3	60.1
Loss on sale of assets, net	—	1.0
Change in assets and liabilities, net of acquisitions and dispositions:
Decrease (increase) in trade receivables	11.0	(8.2)
Increase in inventories	(28.2)	(4.8)
Increase in prepaid expenses and other current assets	(1.4)	(2.7)
Increase in accounts payable	4.9	1.3
Decrease in accrued expenses and other current liabilities	(52.4)	(23.0)
Purchase of permanent displays	(40.9)	(34.6)
Other, net	0.5	(8.0)
Net cash used for operating activities	(134.8)	(102.4)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13.2)	(4.8)
Sale of marketable securities	—	1.8
Net cash used for investing activities	(13.2)	(3.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings - third parties	(0.4)	4.8
Proceeds from the issuance of long-term debt - third parties	102.8	47.1
Repayment of long-term debt - third parties	(100.5)	(14.0)
Proceeds from the issuance of long-term debt - affiliates	43.5	—
Capital contribution from direct parent	47.0	—
Payment of financing costs	(3.4)	—
Net cash provided by financing activities	89.0	37.9
Effect of exchange rate changes on cash and cash equivalents	7.6	(3.8)
Net decrease in cash and cash equivalents	(51.4)	(71.3)
Cash and cash equivalents at beginning of period	85.8	103.3
Cash and cash equivalents at end of period	$34.4	$32.0
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$81.4	$76.2
Income taxes, net of refunds	4.0	2.0

See Accompanying Notes to Unaudited Consolidated condensed Financial Statements.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
(dollars in millions, except per share data)

(1)    Basis of Presentation

Revlon Consumer Products Corporation ("Products Corporation" and, together with its subsidiaries, the "Company") is a direct wholly-owned subsidiary of Revlon, Inc., which is a direct and indirect majority-owned subsidiary of MacAndrews & Forbes Holdings Inc. ("MacAndrews Holdings"), a corporation wholly owned indirectly through Mafco Holdings Inc. ("Mafco Holdings" and, together with MacAndrews Holdings, "MacAndrews & Forbes") by Ronald O. Perelman.

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
FINANCIAL STATEMENTS—Continued
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

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of Revlon, Inc.'s Class A common stock at the date of the grant over the amount an employee must pay to acquire the stock. The following table illustrates the effect on net loss as if the Company had applied the fair value method to its stock-based compensation under the disclosure provisions of Statement No. 123:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss as reported	$(38.2)	$(37.7)	$(86.6)	$(83.5)
Add: Stock-based employee compensation included in reported net loss	0.4	0.5	1.1	0.7
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2.0)	(2.0)	(4.7)	(2.3)
Pro forma net loss	$(39.8)	$(39.2)	$(90.2)	$(85.1)

The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

(2)    Inventories

	June 30, 2003	December 31, 2002
Raw materials and supplies	$54.6	$36.7
Work-in-process	12.4	11.1
Finished goods	94.6	80.3
	$161.6	$128.1

(3)    Other Assets

Included in other assets are trademarks, net, and patents, net. The amounts outstanding for these intangible assets at June 30, 2003 and December 31, 2002 were as follows: for trademarks, net, $7.4 and $7.4, respectively, and for patents, net, $4.3 and $4.7, respectively. Amortization expense for the second quarter and six months ended June 30, 2003 and 2002 was $0.4 and $0.8, respectively, and $0.4 and $0.8, respectively. The Company's intangible assets other than goodwill continue to be subject to amortization, which is anticipated to be approximately $1.6 annually through December 31, 2007.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS—Continued
(dollars in millions, except per share data)

(4)    Restructuring and Other Costs, Net

During the third quarter of 2000, the Company initiated a new restructuring program in line with the original restructuring plan developed in late 1998, designed to improve profitability by reducing personnel and consolidating manufacturing facilities. The 2000 restructuring program focused on the Company's plans to close its manufacturing operations in Phoenix, Arizona and Mississauga, Canada and to consolidate its cosmetics production into its plant in Oxford, North Carolina. The 2000 restructuring program also includes the remaining obligation for excess leased real estate in the Company's headquarters, consolidation costs associated with the Company closing its facility in New Zealand, and the elimination of several domestic and international executive and operational positions, each of which were effected to reduce and streamline corporate overhead costs. During the second quarter and first half of 2002, the Company continued to implement the 2000 restructuring program, as well as other restructuring actions, and recorded charges of $3.2 and $7.2, respectively, principally for additional employee severance and other personnel benefits, primarily resulting from reductions in the Company's worldwide sales force, relocation and other costs related to the consolidation of the Company's worldwide operations.

In connection with the 2000 restructuring program, termination benefits for 2,457 employees were included in the Company's restructuring charges, and all such employees that were to be terminated had been terminated as of June 30, 2003. In connection with the Company's restructuring actions, employees are expected to be terminated within one year from the date of their notification.

Details of the activity associated with the 2000 restructuring program during the six-month period ended June 30, 2003 are as follows:

	Balance As of 1/1/03	Expenses, Net	Utilized, Net		Balance As of 6/30/03
			Cash	Noncash
Employee severance and other personnel benefits	$7.0	$—	$(3.3)	$—	$3.7
Leases and equipment write-offs	3.9	—	(1.1)	—	2.8
Other obligations	0.9	—	—	—	0.9
	$11.8	$—	$(4.4)	$—	$7.4

During the first half of 2003, the Company recorded a separate charge of $0.5, principally for employee severance and other personnel benefits for 104 employees, of which 93 employees have been terminated as of June 30, 2003, in certain Latin American operations.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS—Continued
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

Geographic areas:	Three Months Ended June 30,		Six Months Ended June 30,
Net sales:Net sales:	2003	2002	2003	2002
United States	$210.9	$206.1	$405.7	$393.1
Canada	13.9	10.9	24.0	20.3
United States and Canada	224.8	217.0	429.7	413.4
International	97.5	91.2	184.6	170.2
	$322.3	$308.2	$614.3	$583.6
Long-lived assets:	June 30, 2003	December 31, 2002
United States	$386.6	$383.0
Canada	4.5	3.5
United States and Canada	391.1	386.5
International	78.7	74.6
	$469.8	$461.1
Classes of similar products:	Three Months Ended June 30,		Six Months Ended June 30,
Net sales:	2003	2002	2003	2002
Cosmetics, skin care and fragrances	$208.4	$193.7	$406.2	$368.9
Personal care	113.9	114.5	208.1	214.7
	$322.3	$308.2	$614.3	$583.6

(6)    Derivative Financial Instruments

The Company uses derivative financial instruments, primarily foreign currency forward exchange contracts, to reduce the effects of fluctuations in foreign currency exchange rates. These contracts, which have been designated as cash flow hedges, were entered into primarily to hedge anticipated inventory purchases and certain intercompany payments denominated in foreign currencies, which have maturities of less than one year. Any unrecognized income (loss) related to these contracts are recorded in the Statement of Operations when the underlying transactions hedged are realized (e.g., when inventory is sold or intercompany transactions are settled). The Company enters into these contracts with a counterparty that is a major financial institution, and accordingly the Company believes that the risk of counterparty nonperformance is remote. The notional amount of the foreign currency forward exchange contracts outstanding at June 30, 2003 was $31.9. The fair value of the foreign currency forward exchange contracts outstanding at June 30, 2003 was $(1.8).

(7)    Guarantor Financial Information

Products Corporation's 12% Senior Secured Notes due 2005 (the "12% Notes") are jointly and severally, fully and unconditionally guaranteed by the domestic subsidiaries of Products Corporation that

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS—Continued
(dollars in millions, except per share data)

guarantee Products Corporation's 2001 Credit Agreement (as hereinafter defined) (the "Guarantor Subsidiaries") (subsidiaries of Products Corporation that do not guarantee the 12% Notes are referred to as the "Non-Guarantor Subsidiaries"). The Supplemental Guarantor Condensed Consolidating Financial Data presented below presents the balance sheets, statements of operations and statements of cash flow data (i) for Products Corporation and the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis (which is derived from Products Corporation's historical reported financial information); (ii) for Products Corporation as the "Parent Company," alone (accounting for its Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on an equity basis under which the investments are recorded by each entity owning a portion of another entity at cost, adjusted for the applicable share of the subsidiary's cumulative results of operations, capital contributions and distributions, and other equity changes); (iii) for the Guarantor Subsidiaries alone; and (iv) for the Non-Guarantor Subsidiaries alone. Additionally, Products Corporation's 12% Notes are fully and unconditionally guaranteed by Revlon, Inc. The unaudited and audited consolidating condensed balance sheets, unaudited consolidating condensed statements of operations and unaudited consolidating condensed statements of cash flow for Revlon, Inc. have not been included in the accompanying Supplemental Guarantor Condensed Consolidating Financial Data as such information is not materially different from those of Products Corporation.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS—Continued
(dollars in millions, except per share data)

Unaudited Consolidating Condensed Balance Sheets
As of June 30, 2003

ASSETS	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Current assets	$458.4	$—	$240.0	$26.7	$191.7
Intercompany receivables	—	(1,797.4)	1,095.9	513.6	187.9
Investment in subsidiaries	—	291.1	(257.2)	(92.4)	58.5
Property, plant and equipment, net	132.5	—	114.9	2.8	14.8
Other assets	139.5	—	117.1	4.7	17.7
Intangible assets, net	197.8	—	160.4	3.3	34.1
Total assets	$928.2	$(1,506.3)	$1,471.1	$458.7	$504.7
LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current liabilities	$486.5	$—	$333.3	$28.9	$124.3
Intercompany payables	—	(1,797.4)	715.8	698.6	383.0
Long-term debt	1,798.5	—	1,794.3	3.1	1.1
Other long-term liabilities	314.7	—	299.2	15.5	—
Total liabilities	2,599.7	(1,797.4)	3,142.6	746.1	508.4
Stockholder's deficiency	(1,671.5)	291.1	(1,671.5)	(287.4)	(3.7)
Total liabilities and stockholder's deficiency	$928.2	$(1,506.3)	$1,471.1	$458.7	$504.7

Consolidating Condensed Balance Sheets
As of December 31, 2002

ASSETS	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Current assets	$476.7	$—	$256.5	$35.8	$184.4
Intercompany receivables	—	(1,526.4)	850.7	471.5	204.2
Investment in subsidiaries	—	277.6	(228.1)	(107.8)	58.3
Property, plant and equipment, net	133.4	—	118.1	2.9	12.4
Other assets	129.7	—	110.0	3.3	16.4
Intangible assets, net	198.0	—	160.8	3.3	33.9
Total assets	$937.8	$(1,248.8)	$1,268.0	$409.0	$509.6
LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current liabilities	$509.9	$—	$361.8	$30.9	$117.2
Intercompany payables	—	(1,526.4)	501.0	645.9	379.5
Long-term debt	1,750.1	—	1,742.9	6.5	0.7
Other long-term liabilities	320.0	—	304.5	15.5	—
Total liabilities	2,580.0	(1,526.4)	2,910.2	698.8	497.4
Stockholder's (deficiency) equity	(1,642.2)	277.6	(1,642.2)	(289.8)	12.2
Total liabilities and stockholder's deficiency	$937.8	$(1,248.8)	$1,268.0	$409.0	$509.6

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS—Continued
(dollars in millions, except per share data)

Unaudited Consolidating Condensed Statement of Operations
For the Quarter Ended June 30, 2003

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$322.3	$(33.5)	$207.0	$45.8	$103.0
Cost of sales	125.2	(33.5)	71.9	38.0	48.8
Gross profit	197.1	—	135.1	7.8	54.2
Selling, general and administrative expenses	199.9	—	140.2	10.1	49.6
Restructuring costs	—	—	(0.3)	—	0.3
Operating (loss) income	(2.8)	—	(4.8)	(2.3)	4.3
Other expenses (income):
Interest expense, net	41.9	—	41.8	—	0.1
Miscellaneous, net	(0.3)	—	(2.4)	(7.3)	9.4
Equity in earnings of subsidiaries	—	5.4	(1.3)	3.5	(7.6)
Other expenses (income), net	41.6	5.4	38.1	(3.8)	1.9

(Loss) income before income taxes	(44.4)	(5.4)	(42.9)	1.5	2.4
(Benefit) provision for income taxes	(6.2)	—	(4.7)	0.2	(1.7)
Net (loss) income	$(38.2)	$(5.4)	$(38.2)	$1.3	$4.1

Unaudited Consolidating Condensed Statement of Operations
For the Quarter Ended June 30, 2002

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$308.2	$(30.4)	$201.8	$42.5	$94.3
Cost of sales	119.8	(30.4)	72.6	33.3	44.3
Gross profit	188.4	—	129.2	9.2	50.0
Selling, general and administrative expenses	179.0	—	135.4	9.1	34.5
Restructuring costs	3.2	—	1.5	0.1	1.6
Operating income (loss)	6.2	—	(7.7)	—	13.9
Other expenses (income):
Interest expense, net	38.4	—	38.6	(0.3)	0.1
Miscellaneous, net	4.5	—	2.6	1.3	0.6
Equity in earnings of subsidiaries	—	(10.0)	(10.1)	20.4	(0.3)
Other expenses, net	42.9	(10.0)	31.1	21.4	0.4
(Loss) income before income taxes	(36.7)	10.0	(38.8)	(21.4)	13.5
Provision (benefit) for income taxes	1.0	—	(1.1)	0.7	1.4
Net (loss) income	$(37.7)	$10.0	$(37.7)	$(22.1)	$12.1

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS—Continued
(dollars in millions, except per share data)

Unaudited Consolidating Condensed Statement of Operations
For the Six Months Ended June 30, 2003

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$614.3	$(62.6)	$398.4	$88.3	$190.2
Cost of sales	236.7	(62.6)	138.9	72.9	87.5
Gross profit	377.6	—	259.5	15.4	102.7
Selling, general and administrative expenses	383.8	—	266.7	19.5	97.6
Restructuring costs	0.5	—	(0.2)	0.1	0.6
Operating (loss) income	(6.7)	—	(7.0)	(4.2)	4.5
Other expenses (income):
Interest expense, net	82.8	—	82.6	0.1	0.1
Miscellaneous, net	2.4	—	0.2	(20.5)	22.7
Equity in earnings of subsidiaries	—	(18.8)	1.1	18.0	(0.3)
Other expenses (income), net	85.2	(18.8)	83.9	(2.4)	22.5
Loss before income taxes	(91.9)	18.8	(90.9)	(1.8)	(18.0)
(Benefit) provision for income taxes	(5.3)	—	(4.3)	0.3	(1.3)

Net loss	$(86.6)	$18.8	$(86.6)	$(2.1)	$(16.7)

Unaudited Consolidating Condensed Statement of Operations
For the Six Months Ended June 30, 2002

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$583.6	$(60.5)	$384.7	$83.3	$176.1
Cost of sales	228.8	(60.5)	139.4	66.4	83.5
Gross profit	354.8	—	245.3	16.9	92.6
Selling, general and administrative expenses	345.4	—	250.1	17.8	77.5
Restructuring costs	7.2	—	4.2	0.2	2.8
Operating income (loss)	2.2	—	(9.0)	(1.1)	12.3
Other expenses (income):
Interest expense, net	77.1	—	76.8	0.1	0.2
Miscellaneous, net	7.5	—	4.0	(6.4)	9.9
Equity in earnings of subsidiaries	—	(41.9)	(2.8)	44.5	0.2
Other expenses, net	84.6	(41.9)	78.0	38.2	10.3
(Loss) income before income taxes	(82.4)	41.9	(87.0)	(39.3)	2.0
Provision (benefit) for income taxes	1.1	—	(3.5)	2.9	1.7
Net (loss) income	$(83.5)	$41.9	$(83.5)	$(42.2)	$0.3

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS—Continued
(dollars in millions, except per share data)

Unaudited Consolidating Condensed Statement of Cash Flow
For the Six Months Ended June 30, 2003

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used for operating activities	$(134.8)	$—	$(125.0)	$(2.7)	$(7.1)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13.2)	—	(10.3)	(0.3)	(2.6)
Net cash used for investing activities	(13.2)	—	(10.3)	(0.3)	(2.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings— third parties	(0.4)	—	—	0.1	(0.5)
Proceeds from the issuance of long-term debt—third parties	102.8	—	97.1	4.1	1.6
Repayment of long-term debt - third parties	(100.5)	—	(91.8)	(7.5)	(1.2)
Proceeds from the issuance of long-term debt— affiliates	43.5	—	43.5	—	—
Capital contribution from direct parent	47.0	—	47.0	—	—
Payment of financing costs	(3.4)	—	(3.4)	—	—
Net cash provided by (used for) financing activities	89.0	—	92.4	(3.3)	(0.1)
Effect of exchange rate changes on cash and cash equivalents	7.6	—	(0.1)	0.1	7.6
Net decrease in cash and cash equivalents	(51.4)	—	(43.0)	(6.2)	(2.2)
Cash and cash equivalents at beginning of period	85.8	—	28.0	7.8	50.0
Cash and cash equivalents at end of period	$34.4	$—	$(15.0)	$1.6	$47.8

Unaudited Consolidating Condensed Statement of Cash Flow
For the Six Months Ended June 30, 2002

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used for) provided by operating activities	$(102.4)	$—	$(90.9)	$(12.7)	$1.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4.8)	—	(3.9)	—	(0.9)
Net proceeds from the sale of brand and certain assets	1.8	—	1.8	—	—
Net cash used for investing activities	(3.0)	—	(2.1)	—	(0.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings—third parties	4.8	—	—	3.2	1.6
Proceeds from the issuance of long-term debt—third parties	47.1	—	39.5	4.1	3.5
Repayment of long-term debt—third parties	(14.0)	—	(11.7)	(1.2)	(1.1)
Net cash provided by financing activities	37.9	—	27.8	6.1	4.0
Effect of exchange rate changes on cash and cash equivalents	(3.8)	—	(0.1)	0.2	(3.9)
Net (decrease) increase in cash and cash equivalents	(71.3)	—	(65.3)	(6.4)	0.4
Cash and cash equivalents at beginning of period	103.3	—	55.0	10.1	38.2
Cash and cash equivalents at end of period	$32.0	$—	$(10.3)	$3.7	$38.6

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
(dollars in millions, except per share data)

(8)    Rights Offering and Long-term Debt

In December 2002, Revlon, Inc.'s principal stockholder, MacAndrews & Forbes proposed providing Revlon, Inc. and Products Corporation with up to $150 in cash in order to help fund a portion of the costs and expenses associated with implementing the stabilization and growth phase of the Company's plan and for general corporate purposes. Revlon, Inc.'s Board of Directors appointed a special committee of independent directors to evaluate the proposal made by MacAndrews & Forbes. The special committee reviewed and considered the proposal and negotiated enhancements to the terms of the proposal. In February 2003, the enhanced proposal was recommended to Revlon, Inc.'s Board of Directors by the special committee of Revlon, Inc.'s Board of Directors and approved by Revlon, Inc.'s full board.

In connection with MacAndrews & Forbes' enhanced proposal, in February 2003 Revlon, Inc. entered into an investment agreement with MacAndrews & Forbes (the "Investment Agreement") pursuant to which Revlon, Inc. undertook and, on June 20, 2003, completed, a $50 equity rights offering (the "Rights Offering") in which its stockholders purchased additional shares of Revlon, Inc.'s Class A common stock, with a par value of $0.01 per share (the "Class A Common Stock"). Pursuant to the Rights Offering, Revlon, Inc. distributed to each stockholder of record of its Class A Common Stock and its Class B common stock, with a par value of $0.01 per share (the "Class B Common Stock" and, together with the Class A Common Stock, the "Common Stock"), as of the close of business on May 12, 2003, the record date set by the Board of Directors of Revlon, Inc., at no charge, one transferable subscription right for each 2.9403 shares of Common Stock owned. Each subscription right enabled the holder to purchase one share of Class A Common Stock at a subscription price equal to $2.84, representing 80% of the $3.55 closing price per share of Revlon, Inc.'s Class A Common Stock on the New York Stock Exchange ("NYSE") on May 12, 2003, the record date of the Rights Offering.

Pursuant to the over-subscription privilege in the Rights Offering, each rights holder that exercised its basic subscription privilege in full could also subscribe for additional shares of Class A Common Stock at the same subscription price per share, to the extent that other stockholders did not exercise their subscription rights in full. As a result of there being an insufficient number of shares available to fully satisfy the over-subscription privilege requests, the available shares were sold pro rata among subscription rights holders who exercised their over-subscription privilege, based on the number of shares each subscription rights holder subscribed for under the basic subscription privilege.

As a Revlon, Inc. stockholder, MacAndrews & Forbes would have received its pro rata subscription rights in the Rights Offering and would also have been entitled to exercise an over-subscription privilege. However, MacAndrews & Forbes agreed not to exercise either its basic or over-subscription privileges. Instead, MacAndrews & Forbes agreed to purchase the shares of Revlon, Inc.'s Class A Common Stock that it would otherwise have been entitled to acquire pursuant to its basic subscription privilege (equal to approximately 83% of the shares available for purchase under the Rights Offering, or approximately $41.5) in a private placement direct from Revlon, Inc. In addition, if any shares remained following the exercise of the basic subscription privileges and the over-subscription privileges by other right holders, MacAndrews & Forbes agreed to back-stop the Rights Offering by purchasing the remaining shares of Revlon, Inc.'s Class A Common Stock offered but not purchased by other stockholders (approximately 17% of the shares offered in the Rights Offering, or an additional approximate $8.5), also in a private placement.

On June 20, 2003, Revlon, Inc. completed the Rights Offering and issued an additional 17,605,650 shares of its Class A Common Stock, including 3,015,303 shares subscribed for by the public and 14,590,347 shares issued to MacAndrews & Forbes in a private placement (representing the number of shares of Revlon, Inc.'s Class A Common Stock that MacAndrews & Forbes would otherwise have been entitled to purchase pursuant to its basic subscription privilege, which was approximately 83% of the shares of Revlon, Inc.'s Class A Common Stock offered in the Rights Offering). Because the Rights

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS—Continued
(dollars in millions, except per share data)

Offering was fully subscribed by the public as to its pro rata share of the offering, MacAndrews & Forbes was not required to purchase any shares of Revlon, Inc.'s Class A Common Stock in excess of its pro rata portion pursuant to its agreement to back-stop the Rights Offering.

In addition, in accordance with the enhanced proposal, MacAndrews & Forbes has also made available a $100 million term loan to Products Corporation (the "MacAndrews & Forbes $100 million term loan"). The Investment Agreement provided that if, prior to the consummation of the Rights Offering, Products Corporation had fully drawn the MacAndrews & Forbes $100 million term loan and the implementation of the stabilization and growth phase of the Company's plan caused it to require some or all of the $50 of funds that Revlon, Inc. would raise from the Rights Offering, MacAndrews & Forbes would advance Revlon, Inc. these funds prior to closing the Rights Offering by purchasing up to $50 of newly-issued shares of Revlon, Inc.'s Series C preferred stock, which would be redeemed with the proceeds Revlon, Inc. received from the Rights Offering (this investment in Revlon, Inc.'s Series C preferred stock (which was non-voting, non-dividend paying and non-convertible) is referred to as the "$50 million Series C preferred stock investment"). During the second quarter of 2003, prior to the consummation of the Rights Offering, MacAndrews & Forbes agreed to waive the condition that the MacAndrews & Forbes $100 million term loan be fully drawn before it would be required to purchase up to $50 of Revlon, Inc.'s Series C preferred stock. During the second quarter of 2003, prior to the consummation of the Rights Offering, MacAndrews & Forbes purchased $50 of Revlon, Inc.'s Series C preferred stock, which was redeemed with the gross proceeds Revlon, Inc. received from the Rights Offering. Revlon, Inc. made a series of capital contributions of the proceeds from such issuances of Series C preferred stock to Products Corporation, which proceeds it used to help fund a portion of the costs and expenses associated with implementing the stabilization and growth phase of its plan and for general corporate purposes. The MacAndrews & Forbes $100 million term loan has a final maturity date of December 1, 2005 and interest on such loan of 12.0% is not payable in cash, but will accrue and be added to the principal amount each quarter and be paid in full at final maturity. At June 30, 2003, Products Corporation had borrowings of $43.5 (which excludes accrued interest of $1.1), under the MacAndrews & Forbes $100 million term loan, which it used to help fund the stabilization and growth phase of the Company's plan and for general corporate purposes.

Additionally, MacAndrews & Forbes has also agreed to provide Products Corporation with an additional $40 line of credit during 2003, which amount was originally to increase to $65 on January 1, 2004 (the "MacAndrews & Forbes $40-65 million line of credit") (the MacAndrews & Forbes $100 million term loan and the MacAndrews & Forbes $40-65 million line of credit, each as amended, are referred to as the "Mafco Loans" and the Rights Offering and the Mafco Loans are referred to as the "M&F Investments") and which will be available to Products Corporation through December 31, 2004, provided that the MacAndrews & Forbes $100 million term loan is fully drawn and MacAndrews & Forbes has purchased an aggregate of $50 of Revlon, Inc.'s Series C preferred stock (or if Revlon, Inc. had consummated the Rights Offering and redeemed any outstanding shares of Series C preferred stock). The MacAndrews & Forbes $40-65 million line of credit bears interest payable in cash at a rate of the lesser of (i) 12.0% and (ii) 0.25% less than the rate payable from time to time on Eurodollar loans under Products Corporation's Credit Agreement (which rate was 8.25% as of June 30, 2003).

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS—Continued
(dollars in millions, except per share data)

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

The Company expects that operating revenues, cash on hand, net proceeds from the Rights Offering (which Revlon, Inc. received in June 2003 and contributed to Products Corporation) and funds available for borrowing under the Credit Agreement and the Mafco Loans will be sufficient to enable the Company to cover its operating expenses, including cash requirements in connection with the Company's operations, the stabilization and growth phase of the Company's plan, cash requirements in connection with the Company's restructuring programs referred to above and the Company's debt service requirements for 2003. The U.S. color cosmetics category during the first half of 2003 has been softer than expected. Based upon the Company's belief that its stabilization and growth plan is proving effective (including increases through the first six months of 2003 in its U.S. color cosmetics market share for the Revlon and Almay brands from the comparable periods in 2002), the Company intends to continue to support its stabilization and growth plan, including for brand support. To help fund the costs and expenses of the stabilization and growth plan, in July 2003, MacAndrews & Forbes agreed to make available to the Company in 2003 the full $65 under the MacAndrews & Forbes $40-65 million line of credit, $25 of which was scheduled to become available on January 1, 2004. The Company currently expects that it may draw on a portion of the MacAndrews & Forbes $40-65 million line of credit during the balance of 2003. The Mafco Loans and the net proceeds from the Rights Offering are intended to help fund the stabilization and growth phase of the Company's plan and to decrease the risk that would otherwise exist if the Company were to fail to meet its debt and ongoing obligations as they became due in 2003. However, there can be no assurance that such funds will be sufficient to meet the Company's cash requirements on a consolidated basis. If the Company's anticipated level of revenue growth is not achieved because, for example, of decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category, increased competition from the Company's competitors or the Company's marketing plans are not as successful as anticipated, or if the Company's expenses associated with implementation of the stabilization and growth phase of the Company's plan exceed the anticipated level of expenses, the Company's current sources of funds may be insufficient to meet the Company's cash requirements. Additionally, in the event of a decrease in demand for the Company's products or reduced sales or lack of increases in demand and sales as a result of the stabilization and growth phase of the Company's plan, such development, if significant, could reduce the Company's operating revenues and could adversely affect Products Corporation's ability to achieve certain financial covenants under the Credit Agreement and in such event the Company could be required to take measures, including reducing discretionary spending. If the Company is unable to satisfy such cash requirements from these sources, the Company could be required to adopt one or more alternatives, such as delaying the implementation of or revising

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS—Continued
(dollars in millions, except per share data)

aspects of the stabilization and growth phase of its plan, reducing or delaying purchases of wall displays or advertising or promotional expenses, reducing or delaying capital spending, delaying, reducing or revising restructuring programs, restructuring indebtedness, selling assets or operations, seeking additional capital contributions or loans from MacAndrews & Forbes, Revlon, Inc., the Company's other affiliates and/or third parties or reducing other discretionary spending. The Company has substantial debt maturing in 2005, which will require refinancing, consisting of $246.3 (assuming the maximum amount is borrowed) under the Credit Agreement and $363.0 of 12% Notes, as well as any amounts borrowed under the Mafco Loans.

The Company expects that it will need to seek a further amendment to the Credit Agreement or a waiver of the EBITDA and leverage ratio covenants under the Credit Agreement prior to the expiration of the existing waiver on January 31, 2004 because the Company does not expect that its operating results, including after giving effect to various actions under the stabilization and growth phase of the Company's plan, will allow it to satisfy those covenants for the four consecutive fiscal quarters ending December 31, 2003. The minimum EBITDA required to be maintained by Products Corporation under the Credit Agreement is $230 for each of the four consecutive fiscal quarters ending on December 31, 2003 (which covenant was waived through January 31, 2004), March 31, 2004, June 30, 2004 and September 30, 2004 and $250 for any four consecutive fiscal quarters ending December 31, 2004 and thereafter and the leverage ratio covenant under the Credit Agreement will permit a maximum ratio of 1.10:1.00 for any four consecutive fiscal quarters ending on or after December 31, 2003 (which limit was waived through January 31, 2004 for the four fiscal quarters ending December 31, 2003). In addition, after giving effect to the amendment, the Credit Agreement also contains a $20 minimum liquidity covenant. While the Company expects that its bank lenders will consent to such amendment or waiver request, there can be no assurance that they will or that they will do so on terms that are favorable to the Company. If the Company is unable to secure such amendment or waiver, it could be required to refinance the Credit Agreement or repay it with proceeds from the sale of assets or operations, or additional capital contributions or loans from MacAndrews & Forbes, Revlon, Inc., the Company's other affiliates and/or third parties. In the event that the Company was unable to secure such a waiver or amendment and was not able to refinance or repay the Credit Agreement, the Company's inability to meet the financial covenants for the four consecutive fiscal quarters ending December 31, 2003 would constitute an event of default under its Credit Agreement, which would permit the bank lenders to accelerate the Credit Agreement, which in turn would constitute an event of default under the indentures governing the Company's debt if the amount accelerated exceeds $25.0 and such default remains uncured within 10 days of notice from the trustee under the applicable indenture.

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

The terms of the Credit Agreement, the Mafco Loans, the 12% Notes, the 8 5/8% Notes, the 8 1/8% Notes and the 9% Notes (each of which is hereinafter defined) generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting fees, regulatory fees such as Securities and Exchange Commission (the

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS—Continued
(dollars in millions, except per share data)

"Commission") filing fees and other miscellaneous expenses related to being a public holding company and, subject to certain limitations, to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Revlon, Inc. Amended and Restated 1996 Stock Plan (as may be amended and restated from time to time, the "Amended Stock Plan").

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

Results of Operations

Net sales

Net sales were $322.3 and $308.2 for the second quarters of 2003 and 2002, respectively, an increase of $14.1, or 4.6%, and an increase of 2.1% after excluding the impact of currency fluctuations, and were $614.3 and $583.6 for the first half of 2003 and 2002, respectively, an increase of $30.7, or 5.3%, and an increase of 3.2% after excluding the impact of currency fluctuations.

United States and Canada.    Net sales in the U.S. and Canada were $224.8 for the second quarter of 2003, compared with $217.0 for the second quarter of 2002, an increase of $7.8, or 3.6%, and were $429.7 for the first half of 2003, compared with $413.4 for the first half of 2002, an increase of $16.3, or 3.9%. The increase in the second quarter and first half of 2003 was due to higher sales volume of $1.8 and $18.5, respectively, primarily as a result of growth in the Company's color cosmetics, despite a decline in the overall U.S. mass-market color cosmetics category, and lower sales returns, allowances and discounts of $8.8 and $6.2, respectively (which includes the impact of the stabilization and growth phase of the Company's plan), partially offset by higher brand support of $1.3 and $6.0, respectively, and a decrease in licensing revenues of $1.5 and $2.4, respectively.

International.    Net sales in the Company's international operations were $97.5 for the second quarter of 2003, compared with $91.2 for the second quarter of 2002, an increase of $6.3, or 6.9%, and an increase of 0.1% excluding the impact of currency fluctuations, and were $184.6 for the first half of 2003, compared with $170.2 for the first half of 2002, an increase of $14.4, or 8.5%, and an increase of 2.5% excluding the impact of currency fluctuations.

Sales in the Company's international operations are divided by the Company into three geographic regions. In Europe, which is comprised of Europe and the Middle East, net sales increased by $1.4, or 5.1%, to $28.8 for the second quarter of 2003, as compared with the second quarter of 2002. The increase in the European region is primarily due to the impact of favorable currency fluctuations (which factor the Company estimates contributed to an approximate 13.7% increase in net sales for the region), which was partially offset by lower sales volume in certain distributor markets in the European and Middle East region (which factor the Company estimates contributed to an approximate 6.9% reduction in net sales for the region).

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS—Continued
(dollars in millions, except per share data)

In Latin America, which is comprised of Mexico, Central America and South America, net sales decreased by $0.2, or 0.8%, to $25.6 for the second quarter of 2003, as compared with the second quarter of 2002. The decrease in the Latin American region is primarily due to the impact of adverse currency fluctuations (which factor the Company estimates contributed to an approximate 14.5% reduction in net sales for the region), decreased sales volume in Brazil and Mexico (which factor the Company estimates contributed to an approximate 6.7% reduction in net sales for the region), which was partially offset by increased sales volume in Venezuela, Argentina and certain distributor markets in Latin America (which factor the Company estimates contributed to an approximate 18.1% increase in net sales for the region).

In the Far East and Africa, net sales increased by $5.1, or 13.4%, to $43.1 for the second quarter of 2003, as compared with the second quarter of 2002. The increase in the Far East region is due to the impact of favorable currency fluctuations (which factor the Company estimates contributed to an approximate 14.2% increase in net sales for the region) and increased sales volume in South Africa and Japan (which factor the Company estimates contributed to an approximate 3.6% increase in net sales for the region), which was partially offset by lower sales volume in Australia and China, the latter of which was due in part to Severe Acute Respiratory Syndrome, or SARS (which factor the Company estimates contributed to an approximate 4.2% reduction in net sales for the region).

In Europe, net sales increased by $6.0, or 11.5%, to $58.4 for the first half of 2003, as compared with the first half of 2002. The increase in the European region is primarily due to the impact of favorable currency fluctuations (which factor the Company estimates contributed to an approximate 14.3% increase in net sales for the region) and increased sales volume in the U.K. (which factor the Company estimates contributed to an approximate 4.3% increase in net sales for the region). Such factors were partially offset by lower sales volume in certain distributor markets in the European and Middle East region (which factor the Company estimates contributed to an approximate 6.0% reduction in net sales for the region).

In Latin America, net sales decreased by $6.8, or 14.0%, to $41.8 for the first half of 2003, as compared with the first half of 2002. The decrease in the Latin American region is primarily due to the impact of adverse currency fluctuations (which factor the Company estimates contributed to an approximate 17.1% reduction in net sales for the region), decreased sales volume in Brazil and Mexico (which factor the Company estimates contributed to an approximate 12.1% reduction in net sales for the region), which was partially offset by increased sales volume in Venezuela, Argentina and certain distributor markets in Latin America (which factor the Company estimates contributed to an approximate 13.7% increase in net sales for the region).

In the Far East and Africa, net sales increased by $15.2, or 22.0%, to $84.4 for the first half of 2003, as compared with the first half of 2002. The increase in the Far East region is due to the impact of favorable currency fluctuations (which factor the Company estimates contributed to an approximate 15.5% increase in net sales for the region) and increased sales volume in South Africa, Japan and certain distributor markets in the Far East (which factor the Company estimates contributed to an approximate 7.6% increase in net sales for the region).

Net sales in the Company's international operations may be adversely affected by weak economic conditions, political uncertainties, military actions, adverse currency fluctuations, and competitive activities.

Gross profit

Gross profit was $197.1 for the second quarter of 2003, compared with $188.4 for the second quarter of 2002, and was $377.6 for the first half of 2003, compared with $354.8 for the first half of 2002. As a percentage of net sales, gross profit margins were 61.2% for the second quarter of 2003, compared with 61.1% for the second quarter of 2002, and were 61.5% for the first half of 2003, compared with 60.8% for the first half of 2002. The $8.7 increase in gross profit in the second quarter of 2003, as compared to the second quarter of 2002, was primarily due to higher sales of $1.7 and lower sales returns, allowances and

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS—Continued
(dollars in millions, except per share data)

discounts of $7.5 (which includes the impact of the stabilization and growth phase of the Company's plan), partially offset by a decrease in other revenue of $1.4. The $22.8 increase in gross profit in the first half of 2003, as compared to the comparable 2002 period, is primarily due to higher sales of $24.0 and lower sales returns, allowances and discounts of $3.5 (which includes the impact of the stabilization and growth phase of the Company's plan), partially offset by higher brand support of $2.6 and a decrease in other revenue of $2.1.

SG&A expenses

SG&A expenses were $199.9 for the second quarter of 2003, compared with $179.0 for the second quarter of 2002, and were $383.8 for the first half of 2003, compared with $345.4 for the first half of 2002. The increase in SG&A expenses for the second quarter and first half of 2003, as compared to the comparable 2002 periods, is due primarily to higher brand support of $21.2 and $26.7, respectively, related to the stabilization and growth phase of the Company's plan, higher personnel-related expenses (including pension expense) and higher professional fees of $5.4 during the second quarter of 2003 and $21.0 during the first half of 2003, respectively (including consulting expenses related to the stabilization and growth phase of the Company's plan), which were partially offset by the absence of executive separation costs in the first half of 2003, which were $6.5 in the first half of 2002 and by lower wall display amortization of $5.4 and $3.5, respectively.

Restructuring costs

During the third quarter of 2000, the Company initiated a new restructuring program in line with the original restructuring plan developed in late 1998, designed to improve profitability by reducing personnel and consolidating manufacturing facilities. The 2000 restructuring program focused on the Company's plans to close its manufacturing operations in Phoenix, Arizona and Mississauga, Canada and to consolidate its cosmetics production into its plant in Oxford, North Carolina. The 2000 restructuring program also includes the remaining obligation for excess leased real estate in the Company's headquarters, consolidation costs associated with the Company closing its facility in New Zealand, and the elimination of several domestic and international executive and operational positions, each of which were effected to reduce and streamline corporate overhead costs. During the second quarter and first half of 2002, the Company continued to implement the 2000 restructuring program, as well as other restructuring actions, and recorded charges of $3.2 and $7.2, respectively, principally for additional employee severance and other personnel benefits, primarily resulting from reductions in the Company's worldwide sales force, relocation and other costs related to the consolidation of the Company's worldwide operations.

During the first half of 2003, the Company recorded a separate charge of $0.5, principally for employee severance and other personnel benefits in certain Latin American operations.

The Company anticipates annualized savings of approximately $1 relating to the restructuring charges recorded during the first half of 2003.

Other expenses (income)

Interest expense was $42.8 for the second quarter of 2003, compared with $39.1 for the second quarter of 2002, and $84.2 for the first half of 2003, as compared to $78.3 for the first half of 2002. The increase in interest expense for the second quarter and first half of 2003, as compared to the second quarter and first half of 2002, is primarily due to higher interest rates under the Credit Agreement, as a result of the amendment to the Credit Agreement in February 2003, and higher overall borrowings during the second quarter and first half of 2003, including amounts borrowed under the Credit Agreement and the MacAndrews & Forbes $100 million term loan.

(Benefit) provision for income taxes

The (benefit) provision for income taxes was $(6.2) for the second quarter of 2003, compared with $1.0 for the second quarter of 2002, and $(5.3) for the first half of 2003, as compared to $1.1 for the first

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS—Continued
(dollars in millions, except per share data)

half of 2002. The benefit for income taxes for the second quarter and first half of 2003 was attributable to the resolution of various tax audits.

Financial Condition, Liquidity and Capital Resources

Net cash used for operating activities was $134.8 and $102.4 for the first half of 2003 and 2002, respectively. The increase in net cash used for operating activities for the first half of 2003, compared to the first half of 2002, resulted primarily from higher purchases of permanent wall displays due to the roll out of the Company's newly-reconfigured wall displays, higher inventory and brand support for the continued implementation of the stabilization and growth phase of the Company's plan.

Net cash used for investing activities was $13.2 and $3.0 for the first half of 2003 and 2002, respectively. Net cash used for investing activities for the first half of 2003 consisted of capital expenditures. Net cash used for investing activities for the first half of 2002 consisted of capital expenditures, partially offset by the sale of marketable securities.

Net cash provided by financing activities was $89.0 and $37.9 for the first half of 2003 and 2002, respectively. Net cash provided by financing activities for the first half of 2003 included cash drawn under the Credit Agreement and the MacAndrews & Forbes $100 million term loan and a series of capital contributions from Revlon, Inc. using the proceeds Revlon, Inc. received from MacAndrews & Forbes' purchase of Revlon, Inc.'s Series C preferred stock (which stock was later redeemed by Revlon, Inc. with the gross proceeds it received in the Rights Offering), partially offset by the repayment of borrowings under the Credit Agreement and payment of financing costs. Net cash provided by financing activities for the first half of 2002 included cash drawn under the Credit Agreement, partially offset by the repayment of borrowings under the Credit Agreement.

On November 30, 2001, Products Corporation entered into a credit agreement (the "2001 Credit Agreement") with a syndicate of lenders, whose individual members change from time to time, which agreement amended and restated the credit agreement entered into by Products Corporation in May 1997 (as amended, the "1997 Credit Agreement"; the 2001 Credit Agreement and the 1997 Credit Agreement are sometimes referred to as the "Credit Agreement"), and which matures on May 30, 2005. As of June 30, 2003, the 2001 Credit Agreement provided up to $248.7, which is comprised of a $116.6 term loan facility (the "Term Loan Facility") and a $132.1 multi-currency revolving credit facility (the "Multi-Currency Facility"). At June 30, 2003, the Term Loan Facility was fully drawn and $1.4 was available under the Multi-Currency Facility, including letters of credit. As of June 30, 2003, the Company had approximately $119 of available liquidity from all available sources.

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
CONDITION AND RESULTS OF OPERATIONS—Continued
(dollars in millions, except per share data)

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

As discussed in Note 8 to the Unaudited Consolidated Condensed Financial Statements, pursuant to the Investment Agreement MacAndrews & Forbes agreed, among other things, (i) to purchase such shares of Revlon, Inc.'s Class A Common Stock represented by its pro rata share of the rights distributed in the Rights Offering (approximately 83% of the shares available for purchase under the Rights Offering, or approximately $41.5) and to back-stop the Rights Offering by purchasing the remaining shares, if any, of Class A Common Stock offered to, but not purchased by, Revlon, Inc.'s stockholders (approximately 17% of the shares offered in the Rights Offering, or an additional approximate $8.5), (ii) to provide the Company with the MacAndrews & Forbes $100 million term loan (the terms and conditions of which the parties agreed to on February 5, 2003), (iii) if, prior to the consummation of the Rights Offering, the Company had fully drawn the MacAndrews & Forbes $100 million term loan and the implementation of the stabilization and growth phase of the Company's plan caused it to require some or all of the $50 of funds that Revlon, Inc. would raise from the Rights Offering, MacAndrews & Forbes would advance Revlon, Inc. these funds prior to closing the Rights Offering by making the $50 million Series C preferred stock investment, which would be redeemed with the proceeds Revlon, Inc. receives from the Rights Offering, and (iv) to provide the Company with the MacAndrews & Forbes $40-65 million line of credit (the terms and conditions of which the parties agreed to on February 5, 2003), provided that the MacAndrews & Forbes $100 million term loan is fully drawn and MacAndrews & Forbes had made the $50 million Series C preferred stock investment (or Revlon, Inc. had consummated the Rights Offering and redeemed any outstanding shares of Series C preferred stock). During the second quarter of 2003, prior to the consummation of the Rights Offering, MacAndrews & Forbes agreed to waive the condition that the MacAndrews & Forbes $100 million term loan be fully drawn before it would be required to purchase up to $50 of Revlon, Inc.'s Series C preferred stock. During the second quarter of 2003, prior to the consummation of the Rights Offering, MacAndrews & Forbes purchased $50 of Revlon, Inc.'s Series C preferred stock, which was redeemed with the gross proceeds Revlon, Inc. received from the Rights Offering. Revlon, Inc. made a series of capital contributions of the proceeds from such issuances of Series C preferred stock to Products Corporation, which proceeds it used to help fund a portion of the costs and expenses associated with implementing the stabilization and growth phase of its plan and for general corporate purposes.

The Company's principal sources of funds are expected to be operating revenues, cash on hand, the net proceeds from the Rights Offering (which Revlon, Inc. received in June 2003 and contributed to Products Corporation) and funds available for borrowing under the Credit Agreement and the Mafco Loans. At June 30, 2003 Products Corporation had borrowings of $43.5 (which excludes accrued interest of $1.1), under the MacAndrews & Forbes $100 million term loan which it used to help fund the stabilization and growth phase of the Company's plan and for general corporate purposes. The Credit Agreement, the Mafco Loans, Products Corporation's 12% Notes, Products Corporation's 8 5/8% Notes due 2008 (the "8 5/8% Notes"), Products Corporation's 8 1/8% Notes due 2006 (the "8 1/8% Notes") and Products Corporation's 9% Notes due 2006 (the "9% Notes") contain certain provisions that by their terms limit Products Corporation's and/or its subsidiaries' ability to, among other things, incur additional debt.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS—Continued
(dollars in millions, except per share data)

The Company's principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the stabilization and growth phase of the Company's plan, purchases of permanent wall displays, capital expenditure requirements, including costs in connection with the ERP System (as hereinafter defined), payments in connection with the Company's restructuring programs referred to below and debt service payments and costs, including capital expenditures, associated with relocating the Company's corporate offices due to the expiration of the lease for its current offices.

The Company has undertaken a number of programs to efficiently manage its cash and working capital including programs to carefully manage and reduce inventory levels, centralized purchasing to secure discounts and efficiencies in procurement, and providing additional discounts to U.S. customers for more timely payment of receivables.

The Company currently estimates that charges related to the implementation of the stabilization and growth phase of the Company's plan will not exceed $60 during 2003 and 2004 (which excludes brand support and training and development costs). In addition, the Company currently estimates that the cash payments related to this phase of the plan for charges recorded in 2002 and in the first half of 2003 will be approximately $105 during 2003 and 2004 (which excludes brand support and training and development costs).

The Company developed a new design for its wall displays (which the Company refined as part of the stabilization and growth phase of its plan) and began installing them at certain customers' retail stores during 2002. The Company is also reconfiguring existing wall displays at its retail customers on an accelerated basis. Accordingly, the Company has accelerated the amortization of its existing wall displays. The installation of these newly-reconfigured wall displays resulted in accelerated amortization in the first half of 2003 of approximately $0.8. The Company estimates that purchases of wall displays for 2003 will be approximately $75 to $80.

The Company estimates that capital expenditures for 2003 will be approximately $30 to $35. The Company estimates that cash payments related to the restructuring programs referred to in Note 4 to the Unaudited Consolidated Condensed Financial Statements and executive separation costs will be $10 to $15 in 2003.

The Company has evaluated its management information systems and determined, among other things, to upgrade to an Enterprise Resource Planning ("ERP") System. As a result of this decision, certain existing information systems are being amortized on an accelerated basis. Based upon the estimated time required to implement an ERP System and related IT actions, the Company expects that it will record additional amortization charges for its current information system in 2003 through 2005. The additional amortization recorded for the first half of 2003 was $2.4. The Company expects that the additional amortization for the balance of 2003 will be approximately $2.2.

The Company expects that operating revenues, cash on hand, net proceeds from the Rights Offering (which Revlon, Inc. received in June 2003 and contributed to Products Corporation) and funds available for borrowing under the Credit Agreement and the Mafco Loans will be sufficient to enable the Company to cover its operating expenses, including cash requirements in connection with the Company's operations, the stabilization and growth phase of the Company's plan, cash requirements in connection with the Company's restructuring programs referred to above and the Company's debt service requirements for 2003. The U.S. color cosmetics category during the first half of 2003 has been softer than expected. Based upon the Company's belief that its stabilization and growth plan is proving effective (including increases through the first six months of 2003 in its U.S. color cosmetics market share for the Revlon and Almay brands from the comparable periods in 2002), the Company intends to continue to support its stabilization and growth plan, including for brand support. To help fund the costs and expenses of the stabilization and growth plan, in July 2003, MacAndrews & Forbes agreed to make available to the

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS—Continued
(dollars in millions, except per share data)

Company in 2003 the full $65 under the MacAndrews & Forbes $40-65 million line of credit, $25 of which was scheduled to become available on January 1, 2004. The Company currently expects that it may draw on a portion of the MacAndrews & Forbes $40-65 million line of credit during the balance of 2003. The Mafco Loans and the net proceeds from the Rights Offering are intended to help fund the stabilization and growth phase of the Company's plan and to decrease the risk that would otherwise exist if the Company were to fail to meet its debt and ongoing obligations as they became due in 2003. However, there can be no assurance that such funds will be sufficient to meet the Company's cash requirements on a consolidated basis. If the Company's anticipated level of revenue growth is not achieved because, for example, of decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category, increased competition from the Company's competitors or the Company's marketing plans are not as successful as anticipated, or if the Company's expenses associated with implementation of the stabilization and growth phase of the Company's plan exceed the anticipated level of expenses, the Company's current sources of funds may be insufficient to meet the Company's cash requirements. Additionally, in the event of a decrease in demand for the Company's products or reduced sales or lack of increases in demand and sales as a result of the stabilization and growth phase of the Company's plan, such development, if significant, could reduce the Company's operating revenues and could adversely affect Products Corporation's ability to achieve certain financial covenants under the Credit Agreement and in such event the Company could be required to take measures, including reducing discretionary spending. If the Company is unable to satisfy such cash requirements from these sources, the Company could be required to adopt one or more alternatives, such as delaying the implementation of or revising aspects of the stabilization and growth phase of its plan, reducing or delaying purchases of wall displays or advertising or promotional expenses, reducing or delaying capital spending, delaying, reducing or revising restructuring programs, restructuring indebtedness, selling assets or operations, seeking additional capital contributions or loans from MacAndrews & Forbes, Revlon, Inc., the Company's other affiliates and/or third parties or reducing other discretionary spending. The Company has substantial debt maturing in 2005, which will require refinancing, consisting of $246.3 (assuming the maximum amount is borrowed) under the Credit Agreement and $363.0 of 12% Notes, as well as any amounts borrowed under the Mafco Loans.

The Company expects that it will need to seek a further amendment to the Credit Agreement or a waiver of the EBITDA and leverage ratio covenants under the Credit Agreement prior to the expiration of the existing waiver on January 31, 2004 because the Company does not expect that its operating results, including after giving effect to various actions under the stabilization and growth phase of the Company's plan, will allow it to satisfy those covenants for the four consecutive fiscal quarters ending December 31, 2003. The minimum EBITDA required to be maintained by Products Corporation under the Credit Agreement is $230 for each of the four consecutive fiscal quarters ending on December 31, 2003 (which covenant was waived through January 31, 2004), March 31, 2004, June 30, 2004 and September 30, 2004 and $250 for any four consecutive fiscal quarters ending December 31, 2004 and thereafter and the leverage ratio covenant under the Credit Agreement will permit a maximum ratio of 1.10:1.00 for any four consecutive fiscal quarters ending on or after December 31, 2003 (which limit was waived through January 31, 2004 for the four fiscal quarters ending December 31, 2003). In addition, after giving effect to the amendment, the Credit Agreement also contains a $20 minimum liquidity covenant. While the Company expects that its bank lenders will consent to such amendment or waiver request, there can be no assurance that they will or that they will do so on terms that are favorable to the Company. If the Company is unable to secure such amendment or waiver, it could be required to refinance the Credit Agreement or repay it with proceeds from the sale of assets or operations, or additional capital contributions or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties, or the sale of additional equity securities of Revlon, Inc. In the event that the Company was unable to secure such a waiver or amendment and was not able to refinance or repay the Credit Agreement, the Company's inability to meet the financial covenants for the four consecutive fiscal quarters ending December 31, 2003 would

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS—Continued
(dollars in millions, except per share data)

constitute an event of default under its Credit Agreement, which would permit the bank lenders to accelerate the Credit Agreement, which in turn would constitute an event of default under the indentures governing the Company's debt if the amount accelerated exceeds $25.0 and such default remains uncured within 10 days of notice from the trustee under the applicable indenture.

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

As a result of dealing with suppliers and vendors in a number of foreign countries, the Company enters into foreign currency forward exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. There were foreign currency forward exchange contracts with a notional amount of $31.9 outstanding at June 30, 2003. The fair value of foreign currency forward exchange contracts outstanding at June 30, 2003 was $(1.8).

Disclosures about Contractual Obligations and Commercial Commitments

There have been no material changes outside the ordinary course of the Company's business to the Company's total contractual cash obligations which are set forth in the table included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, except that during the second quarter of 2003 Products Corporation entered into 11-year operating leases for its corporate offices in New York City (as Products Corporation's current lease expires in 2003), which have minimum lease payments in the aggregate of approximately $115 over the 11-year term.

Off-Balance Sheet Transactions

The Company does not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonable likely to have a material

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS—Continued
(dollars in millions, except per share data)

current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Effect of New Accounting Standard

In April 2003, the FASB announced it will require all companies to expense the fair value of employee equity-based awards. The FASB announced that it plans to issue an exposure draft later this year that could become effective in 2004. Until a new statement is issued, the provisions of APB Opinion No. 25 and SFAS No. 123 will remain in effect. The Company will evaluate the impact of any new statement regarding employee equity-based awards when a new statement is issued.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company's policy is to manage market risk through a combination of fixed and floating rate debt, the use of derivative financial instruments and foreign exchange forward and option contracts. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2002 ("Item 7A") describes significant aspects of the Company's financial instrument programs that have material market risk as of December 31, 2002. The following table presents the information required by Item 7A as of June 30, 2003:

	Expected maturity date for the year ended December 31,						Total	Fair Value June 30, 2003
	2003	2004	2005	2006	2007	Thereafter
	(dollars in millions)
Debt
Short-term variable rate (various currencies)	$27.8						$27.8	$27.8
Average interest rate (a)	3.8%
Long-term fixed rate—third party ($US)			$354.8	$499.7		$649.9	1,504.4	952.3
Average interest rate			12.0%	8.6%		8.6%
Long-term variable rate—third party ($US)			221.1 *				221.1	221.1
Average interest rate (a)			6.3%
Long-term variable rate—third party (various currencies)			4.3 *				4.3	4.3
Average interest rate (a)			8.3%
Long-term fixed rate—affiliates ($US)			44.6 **				44.6	31.7
Average interest rate			12.0%
Total debt (b)	$27.8	$—	$624.8	$499.7	$—	$649.9	$1,802.2	$1,237.2

	Average Contractual Rate $/FC	Original US Dollar Notional Amount	Contract Value June 30, 2003	Fair Value June 30, 2003
Forward Contracts
Buy Euros/Sell USD	1.0619	$5.7	$6.1	$0.4
Sell British Pounds/Buy USD	1.5500	3.5	3.3	(0.2)
Sell Australian Dollars/Buy USD	0.5811	6.3	5.5	(0.8)
Sell Canadian Dollars/Buy USD	0.6671	9.9	8.9	(1.0)
Sell South African Rand/Buy USD	0.1162	2.6	2.3	(0.3)
Buy Australian Dollars/Sell New Zealand Dollars	1.0914	2.3	2.4	0.1
Buy British Pounds/Sell Euros	0.6816	1.6	1.6	—
Total forward contracts		$31.9	$30.1	$(1.8)

(a)	Weighted average variable rates are based upon implied forward rates from the yield curves at June 30, 2003.
(b)	Excludes affiliate debt of $24.1, for which fair value is not readily determinable.
*	Represents Products Corporation's Credit Agreement which matures in May 2005.
**	Represents borrowings under MacAndrews & Forbes $100 million term loan, which matures in December 2005, of which fair value was determined based on the market rates of the Company's 8 1/8% and 9% Notes, which have similar credit attributes.

Item 4.    Controls and Procedures

(a) Disclosure Controls and Procedures.    The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q. Based

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed by the Company in the reports it files or submits under the Exchange Act within the time periods specified in the Commission's rules and forms.

(b) Internal Control Over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates (whether qualitative or quantitative) as to:

(i)	the Company's plans to update its retail presence and improve the marketing effectiveness of its retail wall displays by installing newly-reconfigured wall displays and reconfiguring existing wall displays at its retail customers (and its estimates of the costs of such wall displays, the effects of such plans on the accelerated amortization of existing wall displays and the estimated amount of such amortization);

(ii)	the Company's plans to increase its advertising and media spending and improve the effectiveness of its advertising;

(iii)	the Company's plans to introduce new products and further strengthen its new product development process;

(iv)	the Company's plans to streamline its product assortment and reconfigure product placement on its wall displays and selectively adjust prices on certain of its products;

(v)	the Company's plans to implement comprehensive programs to develop and train its employees;

(vi)	the Company's future financial performance, including the Company's belief that its stabilization and growth plan is proving effective;

(vii)	the effect on sales of political and/or economic conditions, political uncertainties, military actions, adverse currency fluctuations and competitive activities;

(viii)	the Company's plans to accelerate the implementation of the stabilization and growth phase of its plan and the charges and the cash costs resulting from implementing such plan and the timing of such costs, as well as the Company's expectations as to improved revenues over the long term as a result of such phase of its plan and the Company's plans to continue to fund brand support;

(ix)	restructuring activities, restructuring costs, the timing of restructuring payments and annual savings and other benefits from such activities;

(x)	operating revenues, cash on hand, cash from the Rights Offering and availability of borrowings under the Mafco Loans and Products Corporation's Credit Agreement being sufficient to satisfy the Company's cash requirements in 2003, and the availability of funds from restructuring indebtedness, selling assets or operations, capital contributions or loans from MacAndrews & Forbes, Revlon, Inc., the Company's other affiliates and/or third parties and the Company's current expectation that it may draw on a portion of the MacAndrews & Forbes $40-65 million line of credit during the balance of 2003;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

(xi)	the Company's uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the stabilization and growth phase of the Company's plan, such as the purchase and reconfiguration of wall displays and increases in advertising and media, capital expenditure requirements, including charges and costs in connection with the ERP System, payments in connection with the Company's restructuring programs and debt service payments, and its estimates of operating expenses, working capital expenses, wall display costs, capital expenditures, restructuring costs and debt service payments (including payments required under Products Corporation's debt instruments);

(xii)	matters concerning the Company's market-risk sensitive instruments;

(xiii)	the effects of the Company's adoption of certain accounting principles;

(xiv)	the Company securing a further waiver or amendment of various provisions of its Credit Agreement, including the EBITDA and leverage ratio covenants, or refinancing or repaying such debt before January 31, 2004 in the event such waiver or amendment is not secured; and

(xv)	the Company's plan to refinance its debt maturing in 2005.

Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as "believes," "expects," "estimates," "projects," "forecast," "may," "will," "should," "seeks," "plans," "scheduled to," "anticipates" or "intends" or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions. Forward-looking statements speak only as of the date they are made, and except for the Company's ongoing obligations under the U.S. federal securities laws, the Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any additional disclosures the Company makes in its Quarterly Reports on Form 10-Q filed in 2003, its current Annual Report on Form 10-K and Current Reports on Form 8-K filed with the Commission in 2003 (which, among other places, can be found on the Commission's website at http://www.sec.gov). The information available from time to time on such websites shall not be deemed incorporated by reference into this Quarterly Report on Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. In addition to factors that may be described in the Company's filings with the Commission, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:

(i)	difficulties or delays or unanticipated costs associated with improving the marketing effectiveness of the Company's wall displays;

(ii)	difficulties or delays in developing and/or presenting the Company's increased advertising programs and/or improving the effectiveness of its advertising;

(iii)	difficulties or delays in developing and introducing new products or failure of the Company's customers to accept new product offerings and/or in further strengthening the Company's new product development process;

(iv)	difficulties or delays in implementing the Company's plans to streamline its product assortment and reconfigure product placement on its wall displays and selectively adjust prices on certain of its products;

(v)	difficulties or delays in implementing comprehensive programs to train the Company's employees;

(vi)	unanticipated circumstances or results affecting the Company's financial performance, including decreased consumer spending in response to weak economic conditions or weakness in the category, changes in consumer preferences, such as reduced consumer demand for the Company's color cosmetics and other current products, and actions by the Company's

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

competitors, including business combinations, technological breakthroughs, new products offerings, promotional spending and marketing and promotional successes, including increases in market share;

(vii)	the effects of and changes in political and/or economic conditions, including inflation, monetary conditions and military actions, and in trade, monetary, fiscal and tax policies in international markets;

(viii)	unanticipated costs or difficulties or delays in completing projects associated with the stabilization and growth phase of the Company's plan or lower than expected revenues over the long term as a result of such plan;

(ix)	difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company's restructuring activities;

(x)	lower than expected operating revenues, the inability to secure capital contributions or loans from MacAndrews & Forbes, Revlon, Inc., the Company's other affiliates and/or third parties, lower than expected operating revenues or increased operating expenses, or the unavailability of funds under Products Corporation's Credit Agreement or the Mafco Loans;

(xi)	higher than expected operating expenses, sales returns, working capital expenses, wall display costs, capital expenditures, restructuring costs or debt service payments;

(xii)	interest rate or foreign exchange rate changes affecting the Company and its market sensitive financial instruments;

(xiii)	unanticipated effects of the Company's adoption of certain new accounting standards;

(xiv)	difficulties, delays or inability to secure a further waiver or amendment of the EBITDA and leverage ratio covenants under the Credit Agreement or refinancing or repaying such debt on or before January 31, 2004 in the event such waiver or amendment is not secured; and

(xv)	difficulties, delays or the inability of the Company to refinance its debt maturing in 2005.

Factors other than those listed above could also cause the Company's results to differ materially from expected results. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders—None

Item 6.    Exhibits and Reports on Form 8-K

(a)     Exhibits

10.19	Amendment No. 1, dated as of July 30, 2003 to the Senior Unsecured Supplemental Line of Credit Agreement, dated as of February 5, 2003, between Products Corporation and MacAndrews & Forbes Holdings (incorporated by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarterly period ended June 30, 2003).

31.1	Section 302 CEO certification. Filed herewith.

31.2	Section 302 CFO certification. Filed herewith.

32.1	Section 906 CEO certification. Furnished herewith.

32.2	Section 906 CFO certification. Furnished herewith.

(b)	Reports on Form 8-K—None

S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2003

REVLON CONSUMER PRODUCTS CORPORATION Registrant

By: /s/ Douglas H. Greeff Douglas H. Greeff Executive Vice President and Chief Financial Officer