Form 10-Q
period 2003-09-30
REVLON CONSUMER PRODUCTS CORP
filed 2003-11-14
CIK 890547

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2003
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 33-59650

REVLON CONSUMER PRODUCTS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3662953
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
237 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 212-527-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes   X          No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes                 No   X

The number of shares outstanding of the registrant's common stock was 1,000 shares as of September 30, 2003, all of which were held by an affiliate, Revlon, Inc., an indirect majority-owned subsidiary of Mafco Holdings Inc.

Total Pages – 32

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in millions, except per share data)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:	(Unaudited)
Cash and cash equivalents	$34.6	$85.8
Trade receivables, less allowances of $16.2 and $24.0, respectively	179.7	212.3
Inventories	158.8	128.1
Prepaid expenses and other	48.9	50.5
Total current assets	422.0	476.7
Property, plant and equipment, net	136.5	133.4
Other assets	152.2	141.8
Goodwill, net	186.1	185.9
Total assets	$896.8	$937.8

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Current liabilities:
Short-term borrowings – third parties	$28.7	$25.0
Accounts payable	89.2	92.9
Accrued expenses and other	332.2	392.0
Total current liabilities	450.1	509.9
Long-term debt – third parties	1,729.0	1,726.0
Long-term debt – affiliates	127.3	24.1
Other long-term liabilities	316.6	320.0

Stockholder's deficiency:
Preferred stock, par value $1.00 per share; 1,000 shares authorized, 546 shares of Series A Preferred Stock issued and outstanding	54.6	54.6
Common Stock, par value $1.00 per share; 1,000 shares authorized, issued and outstanding	—	—
Capital deficiency	(161.0)	(214.8)
Accumulated deficit since June 24, 1992	(1,490.6)	(1,349.3)
Accumulated other comprehensive loss	(129.2)	(132.7)
Total stockholder's deficiency	(1,726.2)	(1,642.2)
Total liabilities and stockholder's deficiency	$896.8	$937.8

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	$316.5	$323.2	$930.8	$906.8
Cost of sales	127.1	121.6	363.8	350.4
Gross profit	189.4	201.6	567.0	556.4
Selling, general and administrative expenses	196.6	176.7	580.4	522.1
Restructuring costs	0.4	2.1	0.9	9.3

Operating (loss) income	(7.6)	22.8	(14.3)	25.0

Other expenses (income):
Interest expense	44.3	40.1	128.5	118.4
Interest income	(0.5)	(0.4)	(1.9)	(1.6)
Amortization of debt issuance costs	2.2	2.0	6.6	5.8
Foreign currency (gains) losses, net	(0.8)	1.2	(3.2)	3.0
Miscellaneous, net	(0.3)	0.4	0.1	2.3
Other expenses, net	44.9	43.3	130.1	127.9

Loss before income taxes	(52.5)	(20.5)	(144.4)	(102.9)

Provision (benefit) for income taxes	2.2	1.0	(3.1)	2.1

Net loss	$(54.7)	$(21.5)	$(141.3)	$(105.0)

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF
STOCKHOLDER'S DEFICIENCY AND COMPREHENSIVE LOSS
(dollars in millions)

	Series A Preferred Stock	Capital Deficiency	Accumulated Deficit	Accumulated Other Comprehensive Loss (a)	Total Stockholder's Deficiency
Balance, January 1, 2002	$54.6	$(214.8)	$(1,067.5)	$(61.1)	$(1,288.8)
Comprehensive loss:
Net loss			(105.0)		(105.0)
Currency translation adjustment				(10.4)	(10.4)
Total comprehensive loss					(115.4)
Balance, September 30, 2002	$54.6	$(214.8)	$(1,172.5)	$(71.5)	$(1,404.2)
Balance, January 1, 2003	$54.6	$(214.8)	$(1,349.3)	$(132.7)	$(1,642.2)
Capital contribution from direct parent (See Note 8)		46.9			46.9
Reduction of liabilities assumed from indirect parent		6.9 (b)			6.9
Comprehensive loss:
Net loss			(141.3)		(141.3)
Currency translation adjustment				5.2	5.2
Net loss on foreign currency forward exchange contracts				(1.7)	(1.7)
Total comprehensive loss					(137.8)
Balance, September 30, 2003	$54.6	$(161.0)	$(1,490.6)	$(129.2)	$(1,726.2)

(a)	Accumulated other comprehensive loss includes net unrealized losses on revaluations of foreign currency forward exchange contracts of $1.3 and nil as of September 30, 2003 and 2002, respectively, net realized losses of $0.4 on foreign currency forward exchange contracts as of September 30, 2003, cumulative net translation losses of $13.9 and $25.4 as of September 30, 2003 and 2002, respectively, and adjustments for the minimum pension liability of $113.6 and $46.1 as of September 30, 2003 and 2002, respectively.
(b)	During the second quarter of 2003, the Company resolved various tax audits, which resulted in a tax benefit of $13.9, of which $6.9 was recorded directly to capital deficiency since it relates to liabilities assumed by Revlon Consumer Products Corporation ("Products Corporation") in connection with the transfer agreements related to Products Corporation's formation in 1992.

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2003	2002
Net loss	$(141.3)	$(105.0)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	80.4	88.0
Debt discount amortization	2.2	1.9
Loss on sale of assets, net	—	1.0
Change in assets and liabilities, net of acquisitions and dispositions:
Decrease (increase) in trade receivables	38.6	(20.0)
Increase in inventories	(24.9)	(10.6)
Decrease (increase) in prepaid expenses and other current assets	—	(6.8)
(Decrease) increase in accounts payable	(6.2)	10.7
Decrease in accrued expenses and other current liabilities	(75.0)	(9.6)
Purchase of permanent displays	(56.8)	(53.5)
Other, net	(0.9)	(7.0)
Net cash used for operating activities	(183.9)	(110.9)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19.7)	(9.4)
Sale of marketable securities	—	1.8
Net cash used for investing activities	(19.7)	(7.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings – third parties	0.4	7.7
Proceeds from the issuance of long-term debt – third parties	187.3	94.6
Repayment of long-term debt – third parties	(186.7)	(23.5)
Proceeds from the issuance of long-term debt – affiliates	99.7	—
Capital contribution from direct parent	46.9	—
Payment of financing costs	(3.4)	(0.3)
Net cash provided by financing activities	144.2	78.5
Effect of exchange rate changes on cash and cash equivalents	8.2	(4.1)
Net decrease in cash and cash equivalents	(51.2)	(44.1)
Cash and cash equivalents at beginning of period	85.8	103.3
Cash and cash equivalents at end of period	$34.6	$59.2

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$123.2	$118.6
Income taxes, net of refunds	4.3	2.4

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
(dollars in millions, except per share data)

(1)    Basis of Presentation

Revlon Consumer Products Corporation (together with its subsidiaries, the "Company") is a direct wholly-owned subsidiary of Revlon, Inc., which is a direct and indirect majority-owned subsidiary of MacAndrews & Forbes Holdings Inc. ("MacAndrews Holdings"), a corporation wholly owned indirectly through Mafco Holdings Inc. ("Mafco Holdings" and, together with MacAndrews Holdings, "MacAndrews & Forbes") by Ronald O. Perelman.

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

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 requires recording the fair market value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets is incurred. This statement also requires recording the contra asset to the initial obligation as an increase to the carrying amount of the related long-lived asset and depreciation of that cost over the life of the asset. The liability is then increased at the end of each period to reflect the passage of time and changes in the initial fair value measurement. The Company adopted the provisions of Statement No. 143 effective January 1, 2003 and such adoption had no effect on its consolidated financial statements.

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement No. 146 requires that a liability for the fair value of costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of Statement No. 146 are effective for exit or disposal activities initiated after December 31, 2002 and thus became effective for the Company on January 1, 2003. The Company adopted the provisions of Statement No. 146 effective January 1, 2003 and such adoption had no effect on its consolidated financial statements.

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
FINANCIAL STATEMENTS —(Continued)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss as reported	$(54.7)	$(21.5)	$(141.3)	$(105.0)
Add: Stock-based employee compensation included in reported net loss	0.5	0.4	1.5	1.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1.5)	(1.8)	(6.1)	(4.1)
Pro forma net loss	$(55.7)	$(22.9)	$(145.9)	$(108.0)

The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

(2)    Inventories

	September 30, 2003	December 31, 2002
Raw materials and supplies	$52.6	$36.7
Work-in-process	12.8	11.1
Finished goods	93.4	80.3
	$158.8	$128.1

(3)    Other Assets

Included in other assets are trademarks, net, and patents, net. The amounts outstanding for these intangible assets at September 30, 2003 and December 31, 2002 were as follows: for trademarks, net, $7.4 and $7.4, respectively, and for patents, net, $4.1 and $4.7, respectively. Amortization expense for the third quarter and nine months ended September 30, 2003 and 2002 was $0.5 and $1.3, respectively, and $0.4 and $1.2, respectively. The Company's intangible assets other than goodwill continue to be subject to amortization, which is anticipated to be approximately $1.9 annually through December 31, 2008.

(4)    Restructuring and Other Costs, Net

During the third quarter of 2000, the Company initiated a new restructuring program in line with the original restructuring plan developed in late 1998, designed to improve profitability by reducing personnel

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS —(Continued)
(dollars in millions, except per share data)

and consolidating manufacturing facilities. The 2000 restructuring program focused on the Company's plans to close its manufacturing operations in Phoenix, Arizona and Mississauga, Canada and to consolidate its cosmetics production into its plant in Oxford, North Carolina. The 2000 restructuring program also includes the remaining obligation for excess leased real estate in the Company's headquarters, consolidation costs associated with the Company closing its facility in New Zealand, and the elimination of several domestic and international executive and operational positions, each of which were effected to reduce and streamline corporate overhead costs. During the third quarter and nine months ended September 30, 2003 and 2002, the Company continued to implement the 2000 restructuring program, as well as other restructuring actions, and recorded charges of $0.1 and $0.1, respectively, and $2.1 and $9.3, respectively, principally for additional employee severance and other personnel benefits, primarily resulting from reductions in the Company's worldwide sales force, relocation and other costs related to the consolidation of the Company's worldwide operations.

In connection with the 2000 restructuring program, termination benefits for 2,457 employees were included in the Company's restructuring charges, and all such employees that were to be terminated had been terminated as of September 30, 2003.

Details of the activity associated with the 2000 restructuring program during the nine-month period ended September 30, 2003 are as follows:

	Balance As of 1/1/03		Utilized, Net		Balance As of 9/30/03
		Expenses, Net	Cash	Noncash
Employee severance and other personnel benefits	$7.0	$—	$(4.1)	$—	$2.9
Leases and equipment write-offs	3.9	—	(1.1)	—	2.8
Relocation	—	0.1	(0.1)	—	—
Other obligations	0.9	—	—	—	0.9
	$11.8	$0.1	$(5.3)	$—	$6.6

During the third quarter and nine months ended September 30, 2003, the Company recorded a separate charge of $0.3 and $0.8, respectively, principally for employee severance and other personnel benefits for 136 employees in certain Latin American and European operations, as to which 111 employees have been terminated as of September 30, 2003. The remaining balance of $0.2 at September 30, 2003 relating to the charges which were recorded during the nine-month period ended September 30, 2003 are expected to be paid by the first quarter of 2004.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS —(Continued)
(dollars in millions, except per share data)

(5)    Geographic Information

The Company manages its business on the basis of one reportable operating segment. The Company's results of operations and the value of its foreign assets and liabilities may be adversely affected by, among other things, weak economic conditions, political uncertainties, military actions, adverse currency fluctuations and competitive activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Geographic areas:
Net sales:
United States	$198.6	$221.1	$604.3	$614.2
Canada	13.5	10.9	37.5	31.2
United States and Canada	212.1	232.0	641.8	645.4
International	104.4	91.2	289.0	261.4
	$316.5	$323.2	$930.8	$906.8

Long-lived assets:	September 30, 2003	December 31, 2002
United States	$387.8	$383.0
Canada	7.8	3.5
United States and Canada	395.6	386.5
International	79.2	74.6
	$474.8	$461.1

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Classes of similar products:
Net sales:
Cosmetics, skin care and fragrances	$210.0	$212.4	$616.2	$581.3
Personal care	106.5	110.8	314.6	325.5
	$316.5	$323.2	$930.8	$906.8

(6)    Derivative Financial Instruments

The Company uses derivative financial instruments, primarily foreign currency forward exchange contracts, to reduce the effects of fluctuations in foreign currency exchange rates. These contracts, which have been designated as cash flow hedges, were entered into primarily to hedge anticipated inventory purchases and certain intercompany payments denominated in foreign currencies, which have maturities of less than one year. Any unrecognized income (loss) related to these contracts are recorded in the Statement of Operations when the underlying transactions hedged are realized (e.g., when inventory is sold or intercompany transactions are settled). The Company enters into these contracts with a counterparty that is a major financial institution, and accordingly the Company believes that the risk of counterparty nonperformance is remote. The notional amount of the foreign currency forward exchange contracts outstanding at September 30, 2003 was $18.9. The fair value of the foreign currency forward exchange contracts outstanding at September 30, 2003 was $(1.3).

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS —(Continued)
(dollars in millions, except per share data)

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

Unaudited Consolidating Condensed Balance Sheets
As of September 30, 2003

ASSETS	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Current assets	$422.0	$—	$208.9	$31.8	$181.3
Intercompany receivables	—	(1,922.4)	1,193.3	539.6	189.5
Investment in subsidiaries	—	267.7	(237.4)	(90.0)	59.7
Property, plant and equipment, net	136.5	—	115.5	2.7	18.3
Other assets	152.2	—	121.5	5.4	25.3
Goodwill, net	186.1	—	156.6	2.1	27.4
Total assets	$896.8	$(1,654.7)	$1,558.4	$491.6	$501.5
LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current liabilities	$450.1	$—	$300.3	$29.5	$120.3
Intercompany payables	—	(1,922.4)	831.2	723.1	368.1
Long-term debt	1,856.3	—	1,851.9	3.2	1.2
Other long-term liabilities	316.6	—	301.2	15.4	—
Total liabilities	2,623.0	(1,922.4)	3,284.6	771.2	489.6
Stockholder's (deficiency) equity	(1,726.2)	267.7	(1,726.2)	(279.6)	11.9
Total liabilities and stockholder's (deficiency) equity	$896.8	$(1,654.7)	$1,558.4	$491.6	$501.5

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS —(Continued)
(dollars in millions, except per share data)

Consolidating Condensed Balance Sheets
As of December 31, 2002

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Current assets	$476.7	$—	$256.5	$35.8	$184.4
Intercompany receivables	—	(1,526.4)	850.7	471.5	204.2
Investment in subsidiaries	—	277.6	(228.1)	(107.8)	58.3
Property, plant and equipment, net	133.4	—	118.1	2.9	12.4
Other assets	141.8	—	114.2	4.5	23.1
Goodwill, net	185.9	—	156.6	2.1	27.2
Total assets	$937.8	$(1,248.8)	$1,268.0	$409.0	$509.6
LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current liabilities	$509.9	$—	$361.8	$30.9	$117.2
Intercompany payables	—	(1,526.4)	501.0	645.9	379.5
Long-term debt	1,750.1	—	1,742.9	6.5	0.7
Other long-term liabilities	320.0	—	304.5	15.5	—
Total liabilities	2,580.0	(1,526.4)	2,910.2	698.8	497.4
Stockholder's (deficiency) equity	(1,642.2)	277.6	(1,642.2)	(289.8)	12.2
Total liabilities and stockholder's (deficiency) equity	$937.8	$(1,248.8)	$1,268.0	$409.0	$509.6

Unaudited Consolidating Condensed Statement of Operations
For the Quarter Ended September 30, 2003

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$316.5	$(28.4)	$194.0	$45.1	$105.8
Cost of sales	127.1	(28.4)	74.5	34.3	46.7
Gross profit	189.4	—	119.5	10.8	59.1
Selling, general and administrative expenses	196.6	—	137.4	10.5	48.7
Restructuring costs	0.4	—	0.3	—	0.1
Operating (loss) income	(7.6)	—	(18.2)	0.3	10.3
Other expenses (income):
Interest expense, net	43.8	—	43.7	0.1	—
Miscellaneous, net	1.1	—	0.5	(9.2)	9.8
Equity in earnings of subsidiaries	—	1.5	(6.1)	5.7	(1.1)
Other expenses (income), net	44.9	1.5	38.1	(3.4)	8.7
(Loss) income before income taxes	(52.5)	(1.5)	(56.3)	3.7	1.6
Provision (benefit) for income taxes	2.2	—	(1.6)	2.0	1.8
Net (loss) income	$(54.7)	$(1.5)	$(54.7)	$1.7	$(0.2)

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS —(Continued)
(dollars in millions, except per share data)

Unaudited Consolidating Condensed Statement of Operations
For the Quarter Ended September 30, 2002

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$323.2	$(38.0)	$216.8	$52.5	$91.9
Cost of sales	121.6	(38.0)	73.7	43.1	42.8
Gross profit	201.6	—	143.1	9.4	49.1
Selling, general and administrative expenses	176.7	—	112.1	8.7	55.9
Restructuring costs	2.1	—	1.5	—	0.6
Operating income (loss)	22.8	—	29.5	0.7	(7.4)
Other expenses (income):
Interest expense, net	39.7	—	39.3	0.1	0.3
Miscellaneous, net	3.6	—	(3.6)	(16.1)	23.3
Equity in earnings of subsidiaries	—	(26.9)	15.2	11.7	—
Other expenses (income), net	43.3	(26.9)	50.9	(4.3)	23.6
(Loss) income before income taxes	(20.5)	26.9	(21.4)	5.0	(31.0)
Provision for income taxes	1.0	—	0.1	0.2	0.7
Net (loss) income	$(21.5)	$26.9	$(21.5)	$4.8	$(31.7)

Unaudited Consolidating Condensed Statement of Operations
For the Nine Months Ended September 30, 2003

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$930.8	$(91.0)	$592.4	$133.4	$296.0
Cost of sales	363.8	(91.0)	213.4	107.2	134.2
Gross profit	567.0	—	379.0	26.2	161.8
Selling, general and administrative expenses	580.4	—	404.1	30.0	146.3
Restructuring costs	0.9	—	0.1	0.1	0.7
Operating (loss) income	(14.3)	—	(25.2)	(3.9)	14.8
Other expenses (income):
Interest expense, net	126.6	—	126.3	0.2	0.1
Miscellaneous, net	3.5	—	0.7	(29.7)	32.5
Equity in earnings of subsidiaries	—	(17.3)	(5.0)	23.7	(1.4)
Other expenses (income), net	130.1	(17.3)	122.0	(5.8)	31.2
(Loss) income before income taxes	(144.4)	17.3	(147.2)	1.9	(16.4)
(Benefit) provision for income taxes	(3.1)	—	(5.9)	2.3	0.5
Net loss	$(141.3)	$17.3	$(141.3)	$(0.4)	$(16.9)

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS —(Continued)
(dollars in millions, except per share data)

Unaudited Consolidating Condensed Statement of Operations
For the Nine Months Ended September 30, 2002

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$906.8	$(98.5)	$601.5	$135.8	$268.0
Cost of sales	350.4	(98.5)	213.1	109.5	126.3
Gross profit	556.4	—	388.4	26.3	141.7
Selling, general and administrative expenses	522.1	—	362.2	26.5	133.4
Restructuring costs	9.3	—	5.7	0.2	3.4
Operating income (loss)	25.0	—	20.5	(0.4)	4.9
Other expenses (income):
Interest expense, net	116.8	—	116.1	0.2	0.5
Miscellaneous, net	11.1	—	0.4	(22.5)	33.2
Equity in earnings of subsidiaries	—	(68.8)	12.4	56.2	0.2
Other expenses, net	127.9	(68.8)	128.9	33.9	33.9
Loss before income taxes	(102.9)	68.8	(108.4)	(34.3)	(29.0)
Provision (benefit) for income taxes	2.1	—	(3.4)	3.1	2.4
Net loss	$(105.0)	$68.8	$(105.0)	$(37.4)	$(31.4)

Unaudited Consolidating Condensed Statement of Cash Flow
For the Nine Months Ended September 30, 2003

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used for operating activities	$(183.9)	$—	$(169.8)	$(2.6)	$(11.5)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19.7)	—	(17.6)	(0.3)	(1.8)
Net cash used for investing activities	(19.7)	—	(17.6)	(0.3)	(1.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings— third parties	0.4	—	—	0.1	0.3
Proceeds from the issuance of long-term debt— third parties	187.3	—	179.3	7.2	0.8
Repayment of long-term debt – third parties	(186.7)	—	(175.7)	(10.6)	(0.4)
Proceeds from the issuance of long-term debt – affiliates	99.7	—	99.7	—	—
Capital contribution from direct parent	46.9	—	46.9	—	—
Payment of financing costs	(3.4)	—	(3.4)	—	—
Net cash provided by (used for) financing activities	144.2	—	146.8	(3.3)	0.7
Effect of exchange rate changes on cash and cash equivalents	8.2	—	0.2	—	8.0
Net decrease in cash and cash equivalents	(51.2)	—	(40.4)	(6.2)	(4.6)
Cash and cash equivalents at beginning of period	85.8	—	28.0	7.8	50.0
Cash and cash equivalents at end of period	$34.6	$—	$(12.4)	$1.6	$45.4

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS —(Continued)
(dollars in millions, except per share data)

Unaudited Consolidating Condensed Statement of Cash Flow
For the Nine Months Ended September 30, 2002

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used for operating activities	$(110.9)	$—	$(90.9)	$(17.8)	$(2.2)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9.4)	—	(8.0)	—	(1.4)
Net proceeds from the sale of brand and certain assets	1.8	—	1.8	—	—
Net cash used for investing activities	(7.6)	—	(6.2)	—	(1.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings - third parties	7.7	—	—	2.8	4.9
Proceeds from the issuance of long-term debt - third parties	94.6	—	79.5	10.9	4.2
Repayment of long-term debt - third parties	(23.5)	—	(19.5)	(2.9)	(1.1)
Payment of financing costs	(0.3)	—	(0.3)	—	—
Net cash provided by financing activities	78.5	—	59.7	10.8	8.0
Effect of exchange rate changes on cash and cash equivalents	(4.1)	—	(0.1)	0.2	(4.2)
Net (decrease) increase in cash and cash equivalents	(44.1)	—	(37.5)	(6.8)	0.2
Cash and cash equivalents at beginning of period	103.3	—	55.0	10.1	38.2
Cash and cash equivalents at end of period	$59.2	$—	$17.5	$3.3	$38.4

(8)    Rights Offering and Long-term Debt

In December 2002, Revlon, Inc.'s principal stockholder, MacAndrews & Forbes, proposed providing Revlon, Inc. and Products Corporation with up to $150 in cash in order to help fund a portion of the costs and expenses associated with implementing the stabilization and growth phase of the Company's plan and for general corporate purposes. Revlon, Inc.'s Board of Directors appointed a special committee of independent directors to evaluate the proposal made by MacAndrews & Forbes. The special committee reviewed and considered the proposal and negotiated enhancements to the terms of the proposal. In February 2003, the enhanced proposal was recommended to Revlon, Inc.'s Board of Directors by the special committee of Revlon, Inc.'s Board of Directors and approved by Revlon, Inc.'s full board.

In connection with MacAndrews & Forbes' enhanced proposal, in February 2003 Revlon, Inc. entered into an investment agreement with MacAndrews Holdings (the "Investment Agreement") pursuant to which Revlon, Inc. undertook and, on June 20, 2003, completed, a $50 equity rights offering (the "Rights Offering") in which its stockholders purchased additional shares of Revlon, Inc.'s Class A common stock, with a par value of $0.01 per share (the "Class A Common Stock"). Pursuant to the Rights Offering, Revlon, Inc. distributed to each stockholder of record of its Class A Common Stock and its Class B common stock, with a par value of $0.01 per share (the "Class B Common Stock" and, together with the Class A Common Stock, the "Common Stock"), as of the close of business on May 12, 2003, the record date set by the Board of Directors of Revlon, Inc., at no charge, one transferable subscription right for each 2.9403 shares of Common Stock owned. Each subscription right enabled the holder to purchase one share of Class A Common Stock at a subscription price equal to $2.84, representing 80% of the $3.55 closing price per share of Revlon, Inc.'s Class A Common Stock on the New York Stock Exchange ("NYSE") on May 12, 2003, the record date of the Rights Offering.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS —(Continued)
(dollars in millions, except per share data)

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

As a Revlon, Inc. stockholder, MacAndrews Holdings would have received its pro rata subscription rights in the Rights Offering and would also have been entitled to exercise an over-subscription privilege. However, MacAndrews Holdings agreed not to exercise either its basic or over-subscription privileges. Instead, MacAndrews Holdings agreed to purchase the shares of Revlon, Inc.'s Class A Common Stock that it would otherwise have been entitled to acquire pursuant to its basic subscription privilege (equal to approximately 83% of the shares available for purchase under the Rights Offering, or approximately $41.5) in a private placement direct from Revlon, Inc. In addition, if any shares remained following the exercise of the basic subscription privileges and the over-subscription privileges by other right holders, MacAndrews Holdings agreed to back-stop the Rights Offering by purchasing the remaining shares of Revlon, Inc.'s Class A Common Stock offered but not purchased by other stockholders (approximately 17% of the shares offered in the Rights Offering, or an additional approximate $8.5), also in a private placement.

On June 20, 2003, Revlon, Inc. completed the Rights Offering and issued an additional 17,605,650 shares of its Class A Common Stock, including 3,015,303 shares subscribed for by the public and 14,590,347 shares issued to MacAndrews Holdings in a private placement (representing the number of shares of Revlon, Inc.'s Class A Common Stock that MacAndrews Holdings would otherwise have been entitled to purchase pursuant to its basic subscription privilege, which was approximately 83% of the shares of Revlon, Inc.'s Class A Common Stock offered in the Rights Offering). Because the Rights Offering was fully subscribed by the public as to its pro rata share of the offering, MacAndrews Holdings was not required to purchase any shares of Revlon, Inc.'s Class A Common Stock in excess of its pro rata portion pursuant to its agreement to back-stop the Rights Offering.

In addition, in accordance with the enhanced proposal, MacAndrews Holdings also made available a $100 million term loan to Products Corporation (the "MacAndrews & Forbes $100 million term loan"). The Investment Agreement provided that if, prior to the consummation of the Rights Offering, Products Corporation had fully drawn the MacAndrews & Forbes $100 million term loan and the implementation of the stabilization and growth phase of the Company's plan caused it to require some or all of the $50 of funds that Revlon, Inc. would raise from the Rights Offering, MacAndrews Holdings would advance Revlon, Inc. these funds prior to closing the Rights Offering by purchasing up to $50 of newly-issued shares of Revlon, Inc.'s Series C preferred stock, which would be redeemed with the proceeds Revlon, Inc. received from the Rights Offering (this investment in Revlon, Inc.'s Series C preferred stock (which was non-voting, non-dividend paying and non-convertible) is referred to as the "$50 million Series C preferred stock investment"). During the second quarter of 2003, prior to the consummation of the Rights Offering, MacAndrews Holdings agreed to waive the condition that the MacAndrews & Forbes $100 million term loan be fully drawn before it would be required to purchase up to $50 of Revlon, Inc.'s Series C preferred stock. During the second quarter of 2003, prior to the consummation of the Rights Offering, MacAndrews Holdings purchased $50 of Revlon, Inc.'s Series C preferred stock, which was redeemed with the gross proceeds Revlon, Inc. received from the Rights Offering. Revlon, Inc. made a series of capital contributions of the proceeds from such issuances of Series C preferred stock to Products Corporation, which proceeds it used to help fund a portion of the costs and expenses associated with implementing the stabilization and growth phase of its plan and for general corporate purposes. The MacAndrews & Forbes

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS —(Continued)
(dollars in millions, except per share data)

$100 million term loan has a final maturity date of December 1, 2005 and interest on such loan of 12.0% is not payable in cash, but will accrue and be added to the principal amount each quarter and be paid in full at final maturity.

Additionally, MacAndrews Holdings also agreed to provide Products Corporation with an additional $40 line of credit during 2003, which amount was originally to increase to $65 on January 1, 2004 (the "MacAndrews & Forbes $65 million line of credit") (the MacAndrews & Forbes $100 million term loan and the MacAndrews & Forbes $65 million line of credit, each as amended, are referred to as the "Mafco Loans" and the Rights Offering and the Mafco Loans are referred to as the "M&F Investments") and which will be available to Products Corporation through December 31, 2004, provided that the MacAndrews & Forbes $100 million term loan is fully drawn and MacAndrews Holdings has purchased an aggregate of $50 of Revlon, Inc.'s Series C preferred stock (or if Revlon, Inc. had consummated the Rights Offering and redeemed any outstanding shares of Series C preferred stock). The MacAndrews & Forbes $65 million line of credit bears interest payable in cash at a rate of the lesser of (i) 12.0% and (ii) 0.25% less than the rate payable from time to time on Eurodollar loans under Products Corporation's Credit Agreement (which rate was 8.25% as of September 30, 2003).

In connection with the transactions with MacAndrews & Forbes described above, and as a result of the Company's operating results for the fourth quarter of 2002 and the effect of the acceleration of the Company's implementation of the stabilization and growth phase of its plan, the Company entered into an amendment in February 2003 of its Credit Agreement with its bank lenders and secured waivers of compliance with certain covenants under the Credit Agreement. In particular, EBITDA (as defined in the Credit Agreement) was $35.2 for the four consecutive fiscal quarters ended December 31, 2002, which was less than the minimum of $210 required under the EBITDA covenant of the Credit Agreement for that period and the Company's leverage ratio was 5.09:1.00, which was in excess of the maximum ratio of 1.4:1.00 permitted under the leverage ratio covenant of the Credit Agreement for that period. Accordingly, the Company sought and secured waivers of compliance with these covenants for the four quarters ended December 31, 2002 and, in light of the Company's expectation that the continued implementation of the stabilization and growth phase of the Company's plan would affect its ability to comply with these covenants during 2003, the Company also secured an amendment to eliminate the EBITDA and leverage ratio covenants for the first three quarters of 2003 and a waiver of compliance with such covenants for the four quarters ending December 31, 2003 expiring on January 31, 2004.

The amendment to the Credit Agreement also included the substitution of a covenant requiring the Company to maintain a minimum of $20 of liquidity from all available sources at all times through January 31, 2004 and certain other amendments to allow for the M&F Investments and the implementation of the stabilization and growth phase of the Company's plan, including specific exceptions from the limitations under the indebtedness covenant to permit the MacAndrews & Forbes $100 million term loan and the MacAndrews & Forbes $65 million line of credit and to exclude the proceeds from the M&F Investments from the mandatory prepayment provisions of the Credit Agreement, and to increase the maximum limit on capital expenditures (as defined in the Credit Agreement) from $100 to $115 for 2003. The amendment also increased the applicable margin on loans under the Credit Agreement by 0.5%, the incremental cost of which to the Company, assuming the Credit Agreement is fully drawn, would be $1.1 from February 5, 2003 through the end of 2003.

The Company expects that operating revenues, cash on hand, and funds available for borrowing under the Credit Agreement, the Mafco Loans and the $25 million M&F Loan (as hereinafter defined) will be sufficient to enable the Company to cover its operating expenses, including cash requirements in connection with the Company's operations, the stabilization and growth phase of the Company's plan, cash requirements in connection with the Company's restructuring programs referred to above and the Company's debt service requirements for 2003. The U.S. mass-market color cosmetics category during the third quarter and the nine months ended September 30, 2003 has been softer than expected. Despite this

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS —(Continued)
(dollars in millions, except per share data)

softness in the U.S. mass-market color cosmetics category, based upon the Company's belief that its stabilization and growth plan is proving effective, the Company intends to continue to support its stabilization and growth plan, including for brand support. To help fund the costs and expenses of the stabilization and growth plan, in July 2003, MacAndrews Holdings agreed to make available to Products Corporation in 2003 the full $65 under the MacAndrews & Forbes $65 million line of credit, $25 of which was scheduled to become available on January 1, 2004. Additionally, Products Corporation has received a commitment from MacAndrews & Forbes to provide, if necessary, from and after the fourth quarter of 2003 up to an additional $25 in working capital support (the "$25 million M&F Loan"), as well as an additional working capital loan of up to $100 for 2004 (the "2004 M&F Loan"). The $25 million M&F Loan and the 2004 M&F Loan are each subject to MacAndrews & Forbes and Products Corporation reaching agreement on terms that are expected to be substantially the same as the MacAndrews & Forbes $100 million term loan, as well as to approval by Products Corporation's Board of Directors. The 2004 M&F Loan is also subject to Products Corporation's receiving the consent of a majority of the lenders under Products Corporation's Credit Agreement, which Products Corporation expects to obtain in connection with the waiver or amendment it expects to obtain before January 31, 2004. As of November 12, 2003, Products Corporation had utilized $243.9 under the 2001 Credit Agreement, all of the MacAndrews & Forbes $100 million term loan, and $37.2 of the MacAndrews & Forbes $65 million line of credit. The Mafco Loans, the $25 million M&F Loan and the net proceeds from the Rights Offering are intended to help fund the stabilization and growth phase of the Company's plan and to decrease the risk that would otherwise exist if the Company were to fail to meet its debt and ongoing obligations as they became due in 2003. However, there can be no assurance that such funds will be sufficient to meet the Company's cash requirements on a consolidated basis. If the Company's anticipated level of revenue growth is not achieved because, for example, of decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category, increased competition from the Company's competitors or the Company's marketing plans are not as successful as anticipated, or if the Company's expenses associated with implementation of the stabilization and growth phase of the Company's plan exceed the anticipated level of expenses, the Company's current sources of funds may be insufficient to meet the Company's cash requirements. Additionally, in the event of a decrease in demand for the Company's products or reduced sales or lack of increases in demand and sales as a result of the stabilization and growth phase of the Company's plan, such development, if significant, could reduce the Company's operating revenues and could adversely affect Products Corporation's ability to achieve certain financial covenants under the Credit Agreement and in such event the Company could be required to take measures, including reducing discretionary spending. If the Company is unable to satisfy such cash requirements from these sources, the Company could be required to adopt one or more alternatives, such as delaying the implementation of or revising aspects of the stabilization and growth phase of its plan, reducing or delaying purchases of wall displays or advertising or promotional expenses, reducing or delaying capital spending, delaying, reducing or revising restructuring programs, restructuring indebtedness, selling assets or operations, seeking additional capital contributions or loans from MacAndrews & Forbes, Revlon, Inc., the Company's other affiliates and/or third parties, seeking to have Revlon, Inc. sell additional equity securities or reducing other discretionary spending. The Company has substantial debt maturing in 2005, which will require refinancing, consisting of $246.3 (assuming the maximum amount is borrowed) under the Credit Agreement and $363.0 of 12% Notes, as well as any amounts borrowed under the Mafco Loans (the MacAndrews & Forbes $65 million line of credit is due December 31, 2004), the $25 million M&F Loan and the 2004 M&F Loan.

The Company expects that it will need to seek a further amendment to the Credit Agreement or a waiver of the EBITDA and leverage ratio covenants under the Credit Agreement prior to the expiration of the existing waiver on January 31, 2004 because the Company does not expect that its operating results, including after giving effect to various actions under the stabilization and growth phase of the Company's plan, will allow it to satisfy those covenants for the four consecutive fiscal quarters ending December 31,

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS —Concluded
(dollars in millions, except per share data)

2003. The minimum EBITDA required to be maintained by Products Corporation under the Credit Agreement is $230 for each of the four consecutive fiscal quarters ending on December 31, 2003 (which covenant was waived through January 31, 2004), March 31, 2004, June 30, 2004 and September 30, 2004 and $250 for any four consecutive fiscal quarters ending December 31, 2004 and thereafter and the leverage ratio covenant under the Credit Agreement will permit a maximum ratio of 1.10:1.00 for any four consecutive fiscal quarters ending on or after December 31, 2003 (which limit was waived through January 31, 2004 for the four fiscal quarters ending December 31, 2003). In addition, after giving effect to the amendment, the Credit Agreement also contains a $20 minimum liquidity covenant. While the Company expects that its bank lenders will consent to such amendment or waiver request and the amendment to permit Products Corporation to borrow under the 2004 M&F Loan, there can be no assurance that they will or that they will do so on terms that are favorable to the Company. If the Company is unable to obtain such amendment or waiver, it could be required to refinance the Credit Agreement or repay it with proceeds from the sale of assets or operations, or additional capital contributions or loans from MacAndrews & Forbes, Revlon, Inc., the Company's other affiliates and/or third parties or seeking to have Revlon, Inc. sell additional equity securities. In the event that the Company was unable to obtain such a waiver or amendment and was not able to refinance or repay the Credit Agreement, the Company's inability to meet the financial covenants for the four consecutive fiscal quarters ending December 31, 2003 would constitute an event of default under its Credit Agreement, which would permit the bank lenders to accelerate the Credit Agreement, which in turn would constitute an event of default under the indentures governing the Company's debt if the amount accelerated exceeds $25.0 and such default remains uncured within 10 days of notice from the trustee under the applicable indenture.

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

The terms of the Credit Agreement, the Mafco Loans, the $25 million M&F Loan, the 2004 M&F Loan, the 12% Notes, the 8 5/8% Notes, the 8 1/8% Notes and the 9% Notes (each of which is hereinafter defined) generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting fees, regulatory fees such as Securities and Exchange Commission (the "Commission") filing fees and other miscellaneous expenses related to being a public holding company and, subject to certain limitations, to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Revlon, Inc. Amended and Restated 1996 Stock Plan (as may be amended and restated from time to time, the "Amended Stock Plan").

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

The Company has accelerated the implementation of the stabilization and growth phase of its three-part plan, which, following detailed evaluations and research, includes the following key actions and investments, among others: (i) increasing advertising and media spending and effectiveness; (ii) increasing the marketing effectiveness of the Company's wall displays, by among other things, reconfiguring wall displays at its existing retail customers, streamlining its product assortment and reconfiguring product placement on its wall displays and rolling out the new wall displays; (iii) selectively adjusting prices on certain SKUs; (iv) further strengthening the Company's new product development process; and (v) implementing a comprehensive program to develop and train the Company's employees.

Discussion of Critical Accounting Policies

For a discussion of the Company's critical accounting policies, see the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

Net sales

Net sales were $316.5 and $323.2 for the third quarters of 2003 and 2002, respectively, a decrease of $6.7, or 2.1%, and a decrease of 5.3% after excluding the impact of currency fluctuations, and were $930.8 and $906.8 for the nine months ended September 30, 2003 and 2002, respectively, an increase of $24.0, or 2.6%, and an increase of 0.2% after excluding the impact of currency fluctuations.

United States and Canada.    Net sales in the U.S. and Canada were $212.1 for the third quarter of 2003, compared with $232.0 for the third quarter of 2002, a decrease of $19.9, or 8.6%, and were $641.8 for the nine months ended September 30, 2003, compared with $645.4 for the nine months ended September 30, 2002, a decrease of $3.6, or 0.6%. The decrease in the third quarter of 2003 was due to lower sales volume of $11.0, primarily due to the favorable impact in the third quarter of 2002 from shipments tied to the Company's fourth quarter 2002 promotional event, the impact in the third quarter of 2002 of approximately $11.5 in prepayment of certain licensing revenues, partially offset by lower sales returns, allowances and discounts of $2.7 in the third quarter of 2003 (which includes the impact of the stabilization and growth phase of the Company's plan). The decrease in the nine months ended September 30, 2003 was due to the favorable impact in the nine months ended September 30, 2002 of approximately $11.5 in prepayment of certain licensing revenues in and a decrease in other licensing revenues of $2.4 in the third quarter of 2003, partially offset by higher sales of $7.5 for the nine months ended September 30, 2003 and lower sales returns, allowances and discounts of $2.8 (which includes the impact of the stabilization and growth phase of the Company's plan).

International.    Net sales in the Company's international operations were $104.4 for the third quarter of 2003, compared with $91.2 for the third quarter of 2002, an increase of $13.2, or 14.5%, and an increase of 4.9% excluding the impact of currency fluctuations, and were $289.0 for the nine months ended September 30, 2003, compared with $261.4 for the nine months ended September 30, 2002, an increase of $27.6, or 10.6%, and an increase of 3.4% excluding the impact of currency fluctuations.

Sales in the Company's international operations are divided by the Company into three geographic regions. In Europe, which is comprised of Europe and the Middle East, net sales increased by $3.6, or 12.9%, to $31.5 for the third quarter of 2003, as compared with the third quarter of 2002. The increase in

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —(Continued)
(dollars in millions, except per share data)

the European region is primarily due to increases in sales volume in the U.K., Italy and France (which factor the Company estimates contributed to an approximate 7.5% increase in net sales for the region) and the impact of favorable currency fluctuations (which factor the Company estimates contributed to an approximate 7.2% increase in net sales for the region), which was partially offset by lower sales volume in certain distributor markets in Russia and Central and Eastern Europe (which factor the Company estimates contributed to an approximate 3.4% reduction in net sales for the region).

In Latin America, which is comprised of Mexico, Central America and South America, net sales increased by $1.8, or 8.0%, to $24.3 for the third quarter of 2003, as compared with the third quarter of 2002. The increase in the Latin American region is primarily due to increased sales volume in Venezuela, Argentina and certain distributor markets (which factor the Company estimates contributed to an approximate 11.9% increase in net sales for the region), which was partially offset by decreased sales volume in Brazil and Mexico (which factor the Company estimates contributed to an approximate 4.7% reduction in net sales for the region).

In the Far East and Africa, net sales increased by $7.8, or 19.1%, to $48.6 for the third quarter of 2003, as compared with the third quarter of 2002. The increase in the Far East and Africa region is due to the impact of favorable currency fluctuations (which factor the Company estimates contributed to an approximate 15.9% increase in net sales for the region) and increased sales volume in China and Japan (which factor the Company estimates contributed to an approximate 3.9% increase in net sales for the region).

In Europe, net sales increased by $9.6, or 12.0%, to $89.9 for the nine months ended September 30, 2003, as compared with the nine months ended September 30, 2002. The increase in the European region is primarily due to the impact of favorable currency fluctuations (which factor the Company estimates contributed to an approximate 12.0% increase in net sales for the region) and increased sales volume in the U.K. (which factor the Company estimates contributed to an approximate 4.2% increase in net sales for the region). Such factors were partially offset by lower sales volume in certain distributor markets in Russia and Central and Eastern Europe (which factor the Company estimates contributed to an approximate 4.6% reduction in net sales for the region).

In Latin America, net sales decreased by $5.0, or 7.0%, to $66.1 for the nine months ended September 30, 2003, as compared with the nine months ended September 30, 2002. The decrease in the Latin American region is primarily due to the impact of adverse currency fluctuations (which factor the Company estimates contributed to an approximate 11.8% reduction in net sales for the region), decreased sales volume in Brazil and Mexico (which factor the Company estimates contributed to an approximate 9.8% reduction in net sales for the region), which was partially offset by increased sales volume in Venezuela, Argentina and certain distributor markets (which factor the Company estimates contributed to an approximate 13.1% increase in net sales for the region).

In the Far East and Africa, net sales increased by $23.0, or 20.9%, to $133.0 for the nine months ended September 30, 2003, as compared with the nine months ended September 30, 2002. The increase in the Far East and Africa region is due to the impact of favorable currency fluctuations (which factor the Company estimates contributed to an approximate 15.6% increase in net sales for the region) and increased sales volume in South Africa, Japan and certain distributor markets (which factor the Company estimates contributed to an approximate 5.4% increase in net sales for the region).

Net sales in the Company's international operations may be adversely affected by, among other things, weak economic conditions, political uncertainties, military actions, adverse currency fluctuations, and competitive activities.

Gross profit

Gross profit was $189.4 for the third quarter of 2003, compared with $201.6 for the third quarter of 2002, and was $567.0 for the nine months ended September 30, 2003, compared with $556.4 for the nine

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —(Continued)
(dollars in millions, except per share data)

months ended September 30, 2002. As a percentage of net sales, gross profit margins were 59.8% for the third quarter of 2003, compared with 62.4% for the third quarter of 2002, and were 60.9% for the nine months ended September 30, 2003, compared with 61.4% for the nine months ended September 30, 2002. The $12.2 decrease in gross profit in the third quarter of 2003, as compared to the third quarter of 2002, was primarily due to the benefit in the third quarter of 2002 of approximately $11.5 in prepayment of certain licensing revenues, higher cost of goods sold of $5.5 in the 2003 period due to unfavorable product mix and lower production volumes in the 2003 period and a decrease in other revenue of $0.3 in the 2003 period, partially offset by lower sales returns, allowances and discounts of $4.7 in the 2003 period (which includes the impact of the stabilization and growth phase of the Company's plan). The $10.6 increase in gross profit in the nine months ended September 30, 2003, as compared to the comparable 2002 period, is primarily due to higher sales of $36.2 in the 2003 period and lower sales returns, allowances and discounts of $1.9 in the 2003 period (which includes the impact of the stabilization and growth phase of the Company's plan), partially offset by higher cost of goods sold of $13.4 in the 2003 period due to unfavorable product mix and lower production volumes in the 2003 period, a decrease in other revenue of $2.6 in the 2003 period and the benefit in the nine months ended September 30, 2002 of approximately $11.5 in prepayment of certain licensing revenues.

SG&A expenses

SG&A expenses were $196.6 for the third quarter of 2003, compared with $176.7 for the third quarter of 2002, and were $580.4 for the nine months ended September 30, 2003, compared with $522.1 for the nine months ended September 30, 2002. The increase in SG&A expenses for the third quarter 2003, as compared to the third quarter 2002, is due primarily to higher brand support of $11.1 principally related to the stabilization and growth phase of the Company's plan, higher personnel-related expenses and professional fees of $7.2 (including expenses related to the stabilization and growth phase of the Company's plan), and rent expense of $2.7, partially offset by lower depreciation and amortization of $5.0. The increase in SG&A expenses for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, is due primarily to higher brand support of $37.5 principally related to the stabilization and growth phase of the Company's plan, higher personnel-related expenses and professional fees of $18.6 (including expenses related to the stabilization and growth phase of the Company's plan), rent expense of $2.6, partially offset by lower depreciation and amortization of $9.0.

Restructuring costs

During the third quarter of 2000, the Company initiated a new restructuring program in line with the original restructuring plan developed in late 1998, designed to improve profitability by reducing personnel and consolidating manufacturing facilities. The 2000 restructuring program focused on the Company's plans to close its manufacturing operations in Phoenix, Arizona and Mississauga, Canada and to consolidate its cosmetics production into its plant in Oxford, North Carolina. The 2000 restructuring program also includes the remaining obligation for excess leased real estate in the Company's headquarters, consolidation costs associated with the Company closing its facility in New Zealand, and the elimination of several domestic and international executive and operational positions, each of which were effected to reduce and streamline corporate overhead costs. During the third quarter and nine months ended September 30, 2003 and 2002, the Company continued to implement the 2000 restructuring program, as well as other restructuring actions, and recorded charges of $0.1 and $0.1, respectively, and $2.1 and $9.3, respectively, principally for additional employee severance and other personnel benefits, primarily resulting from reductions in the Company's worldwide sales force, relocation and other costs related to the consolidation of the Company's worldwide operations.

During the third quarter and nine months ended September 30, 2003, the Company recorded a separate charge of $0.3 and $0.8, respectively, principally for employee severance and other personnel benefits in certain Latin American and European operations.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —(Continued)
(dollars in millions, except per share data)

The Company anticipates annualized savings of approximately $1 relating to the restructuring charges recorded during the nine months ended September 30, 2003.

Other expenses (income)

Interest expense was $44.3 for the third quarter of 2003, compared with $40.1 for the third quarter of 2002, and $128.5 for the nine months ended September 30, 2003, as compared to $118.4 for the nine months ended September 30, 2002. The increase in interest expense for the third quarter and nine months ended September 30, 2003, as compared to the third quarter and nine months ended September 30, 2002, is primarily due to higher interest rates under the Credit Agreement as a result of the amendment to the Credit Agreement in February 2003 and higher overall borrowings during the third quarter and nine months ended September 30, 2003, including amounts borrowed under the Credit Agreement and the Mafco Loans.

Provision (benefit) for income taxes

The provision (benefit) for income taxes was $2.2 for the third quarter of 2003, compared with $1.0 for the third quarter of 2002, and $(3.1) for the nine months ended September 30, 2003, as compared to $2.1 for the nine months ended September 30, 2002. The increase in the provision for income taxes in the third quarter of 2003 as compared to the third quarter of 2002 is due to higher taxable income in certain markets outside the United States. The benefit for income taxes for the nine months ended September 30, 2003 was attributable to the resolution of various tax audits.

Financial Condition, Liquidity and Capital Resources

Net cash used for operating activities was $183.9 and $110.9 for the nine months ended September 30, 2003 and 2002, respectively. The increase in net cash used for operating activities for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002, resulted primarily from a higher net loss, higher inventory and decreases in accounts payable and accrued expenses and other current liabilities, partially offset by a decrease in trade receivables.

Net cash used for investing activities was $19.7 and $7.6 for the nine months ended September 30, 2003 and 2002, respectively. Net cash used for investing activities for the nine months ended September 30, 2003 consisted of capital expenditures. Net cash used for investing activities for the nine months ended September 30, 2002 consisted of capital expenditures, partially offset by the sale of marketable securities.

Net cash provided by financing activities was $144.2 and $78.5 for the nine months ended September 30, 2003 and 2002, respectively. Net cash provided by financing activities for the nine months ended September 30, 2003 included cash drawn under the Credit Agreement and the Mafco Loans and a series of capital contributions from Revlon, Inc. using the proceeds Revlon, Inc. received from MacAndrews & Forbes' purchase of Revlon, Inc.'s Series C preferred stock (which stock was later redeemed by Revlon, Inc. with the proceeds it received in the Rights Offering), partially offset by the repayment of borrowings under the Credit Agreement and payment of financing costs. Net cash provided by financing activities for the nine months ended September 30, 2002 included cash drawn under the Credit Agreement, partially offset by the repayment of borrowings under the Credit Agreement.

On November 30, 2001, Products Corporation entered into a credit agreement (the "2001 Credit Agreement") with a syndicate of lenders, whose individual members change from time to time, which agreement amended and restated the credit agreement entered into by Products Corporation in May 1997 (as amended, the "1997 Credit Agreement"; the 2001 Credit Agreement and the 1997 Credit Agreement are sometimes referred to as the "Credit Agreement"), and which matures on May 30, 2005. As of September 30, 2003, the 2001 Credit Agreement provided up to $248.7, which is comprised of a $116.6 term loan facility (the "Term Loan Facility") and a $132.1 multi-currency revolving credit facility (the "Multi-Currency Facility"). As of November 12, 2003, Products Corporation had utilized $243.9 under the 2001 Credit Agreement and had approximately $49 of available liquidity from all available sources.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —(Continued)
(dollars in millions, except per share data)

In connection with the transactions with MacAndrews & Forbes described in Note 8 to the Unaudited Consolidated Condensed Financial Statements, and as a result of the Company's operating results for the fourth quarter of 2002 and the effect of the acceleration of the Company's implementation of the stabilization and growth phase of its plan, the Company entered into an amendment in February 2003 of its Credit Agreement with its bank lenders and secured waivers of compliance with certain covenants under the Credit Agreement. In particular, EBITDA (as defined in the Credit Agreement) was $35.2 for the four consecutive fiscal quarters ended December 31, 2002, which was less than the minimum of $210 required under the EBITDA covenant of the Credit Agreement for that period and the Company's leverage ratio was 5.09:1.00, which was in excess of the maximum ratio of 1.4:1.00 permitted under the leverage ratio covenant of the Credit Agreement for that period. Accordingly, the Company sought and secured waivers of compliance with these covenants for the four quarters ended December 31, 2002 and, in light of the Company's expectation that the continued implementation of the stabilization and growth phase of the Company's plan would affect its ability to comply with these covenants during 2003, the Company also secured an amendment to eliminate the EBITDA and leverage ratio covenants for the first three quarters of 2003 and a waiver of compliance with such covenants for the four quarters ending December 31, 2003 expiring on January 31, 2004.

The amendment to the Credit Agreement also included the substitution of a covenant requiring the Company to maintain a minimum of $20 of liquidity from all available sources at all times through January 31, 2004 and certain other amendments to allow for the M&F Investments and the implementation of the stabilization and growth phase of the Company's plan, including specific exceptions from the limitations under the indebtedness covenant to permit the MacAndrews & Forbes $100 million term loan and the MacAndrews & Forbes $65 million line of credit and to exclude the proceeds from the M&F Investments from the mandatory prepayment provisions of the Credit Agreement, and to increase the maximum limit on capital expenditures (as defined in the Credit Agreement) from $100 to $115 for 2003. The amendment also increased the applicable margin on loans under the Credit Agreement by 0.5%, the incremental cost of which to the Company, assuming the Credit Agreement is fully drawn, would be $1.1 from February 5, 2003 through the end of 2003.

As discussed in Note 8 to the Unaudited Consolidated Condensed Financial Statements, pursuant to the Investment Agreement MacAndrews Holdings agreed, among other things, (i) to purchase such shares of Revlon, Inc.'s Class A Common Stock represented by its pro rata share of the rights distributed in the Rights Offering (approximately 83% of the shares available for purchase under the Rights Offering, or approximately $41.5) and to back-stop the Rights Offering by purchasing the remaining shares, if any, of Class A Common Stock offered to, but not purchased by, Revlon, Inc.'s stockholders (approximately 17% of the shares offered in the Rights Offering, or an additional approximate $8.5), (ii) to provide the Company with the MacAndrews & Forbes $100 million term loan (the terms and conditions of which the parties agreed to on February 5, 2003), (iii) if, prior to the consummation of the Rights Offering, the Company had fully drawn the MacAndrews & Forbes $100 million term loan and the implementation of the stabilization and growth phase of the Company's plan caused it to require some or all of the $50 of funds that Revlon, Inc. would raise from the Rights Offering, MacAndrews Holdings would advance Revlon, Inc. these funds prior to closing the Rights Offering by making the $50 million Series C preferred stock investment, which would be redeemed with the proceeds Revlon, Inc. receives from the Rights Offering, and (iv) to provide the Company with the MacAndrews & Forbes $65 million line of credit (in July 2003, MacAndrews Holdings agreed to make available to the Company in 2003 the full $65 under the MacAndrews & Forbes $65 million line of credit, $25 of which was scheduled to become available on January 1, 2004), provided that the MacAndrews & Forbes $100 million term loan is fully drawn and MacAndrews Holdings had made the $50 million Series C preferred stock investment (or Revlon, Inc. had consummated the Rights Offering and redeemed any outstanding shares of Series C preferred stock). During the second quarter of 2003, prior to the consummation of the Rights Offering, MacAndrews Holdings agreed to waive the condition that the MacAndrews & Forbes $100 million term loan be fully

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —(Continued)
(dollars in millions, except per share data)

drawn before it would be required to purchase up to $50 of Revlon, Inc.'s Series C preferred stock. During the second quarter of 2003, prior to the consummation of the Rights Offering, MacAndrews Holdings purchased $50 of Revlon, Inc.'s Series C preferred stock, which was redeemed with the gross proceeds Revlon, Inc. received from the Rights Offering. Revlon, Inc. made a series of capital contributions of the proceeds from such issuances of Series C preferred stock to the Company, which proceeds it used to help fund a portion of the costs and expenses associated with implementing the stabilization and growth phase of its plan and for general corporate purposes.

The Company's principal sources of funds are expected to be operating revenues, cash on hand, funds available for borrowing under the Credit Agreement, the Mafco Loans, the $25 million M&F Loan and the 2004 M&F Loan. The Credit Agreement, the Mafco Loans, the $25 million M&F Loan, the 2004 M&F Loan, Products Corporation's 12% Notes, Products Corporation's 8 5/8% Notes due 2008 (the "8 5/8% Notes"), Products Corporation's 8 1/8% Notes due 2006 (the "8 1/8% Notes") and Products Corporation's 9% Notes due 2006 (the "9% Notes") contain certain provisions that by their terms limit Products Corporation's and/or its subsidiaries' ability to, among other things, incur additional debt.

The Company's principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the stabilization and growth phase of the Company's plan, purchases of permanent wall displays, capital expenditure requirements, including costs in connection with the ERP System (as hereinafter defined), payments in connection with the Company's restructuring programs referred to herein and debt service payments and costs, including capital expenditures, associated with relocating the Company's corporate offices in October 2003 due to the expiration of the lease for its former offices.

The Company has undertaken a number of programs to efficiently manage its cash and working capital including, among other things, programs to carefully manage and reduce inventory levels, centralized purchasing to secure discounts and efficiencies in procurement, and providing additional discounts to U.S. customers for more timely payment of receivables.

The Company estimates that charges related to the implementation of the stabilization and growth phase of the Company's plan for 2002, 2003 and 2004 will not exceed $160. The Company recorded charges of approximately $104 in 2002 and approximately $31 in the nine months ended September 30, 2003 related to the implementation of the stabilization and growth phase of its plan. The Company currently estimates that cash payments related to the foregoing charges that it has previously recorded with respect to the stabilization and growth phase of its plan will be approximately $105 during 2003 and 2004 of which the Company has paid approximately $60 through the nine months ended September 30, 2003.

The Company developed a new design for its wall displays (which the Company is continuing to refine as part of the stabilization and growth phase of its plan) and began installing them at certain customers' retail stores during 2002, which it continued during 2003. The Company is also reconfiguring existing wall displays at its retail customers on an accelerated basis. Accordingly, the Company has accelerated the amortization of its existing wall displays. The Company estimates that purchases of wall displays for 2003 will be approximately $75 to $80.

The Company estimates that capital expenditures for 2003 will be approximately $30 to $35. The Company estimates that cash payments related to the restructuring programs referred to in Note 4 to the Unaudited Consolidated Condensed Financial Statements and executive separation costs will be $10 to $15 in 2003.

The Company has evaluated its management information systems and determined, among other things, to upgrade to an Enterprise Resource Planning ("ERP") System. As a result of this decision, certain existing information systems are being amortized on an accelerated basis. Based upon the estimated time required to implement an ERP System and related IT actions, the Company expects that

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —(Continued)
(dollars in millions, except per share data)

it will record additional amortization charges for its current information system in 2003 through 2005. The additional amortization recorded for the nine months ended September 30, 2003 was $3.5. The Company expects that the additional amortization for the balance of 2003 will be approximately $1.1.

The Company expects that operating revenues, cash on hand, and funds available for borrowing under the Credit Agreement, the Mafco Loans and the $25 million M&F Loan will be sufficient to enable the Company to cover its operating expenses, including cash requirements in connection with the Company's operations, the stabilization and growth phase of the Company's plan, cash requirements in connection with the Company's restructuring programs referred to above and the Company's debt service requirements for 2003. The U.S. mass-market color cosmetics category during the third quarter and the nine months ended September 30, 2003 has been softer than expected. Despite this softness in the U.S. mass-market color cosmetics category, based upon the Company's belief that its stabilization and growth plan is proving effective, the Company intends to continue to support its stabilization and growth plan, including for brand support. To help fund the costs and expenses of the stabilization and growth plan, in July 2003, MacAndrews Holdings agreed to make available to Products Corporation in 2003 the full $65 under the MacAndrews & Forbes $65 million line of credit, $25 of which was scheduled to become available on January 1, 2004. Additionally, Products Corporation has received a commitment from MacAndrews & Forbes to provide, if necessary, from and after the fourth quarter of 2003 the $25 million M&F Loan, as well as the 2004 M&F Loan for 2004. The $25 million M&F Loan and the 2004 M&F Loan are each subject to MacAndrews & Forbes and Products Corporation reaching agreement on terms that are expected to be substantially the same as the MacAndrews & Forbes $100 million term loan, as well as to approval by Products Corporation's Board of Directors. The 2004 M&F Loan is also subject to Products Corporation's receiving the consent of a majority of the lenders under Products Corporation's Credit Agreement, which Products Corporation expects to obtain in connection with the waiver or amendment it expects to obtain before January 31, 2004. As of November 12, 2003, Products Corporation had utilized $243.9 under the 2001 Credit Agreement, all of the MacAndrews & Forbes $100 million term loan, and $37.2 of the MacAndrews & Forbes $65 million line of credit. The Mafco Loans, the $25 million M&F Loan and the net proceeds from the Rights Offering are intended to help fund the stabilization and growth phase of the Company's plan and to decrease the risk that would otherwise exist if the Company were to fail to meet its debt and ongoing obligations as they became due in 2003. However, there can be no assurance that such funds will be sufficient to meet the Company's cash requirements on a consolidated basis. If the Company's anticipated level of revenue growth is not achieved because, for example, of decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category, increased competition from the Company's competitors or the Company's marketing plans are not as successful as anticipated, or if the Company's expenses associated with implementation of the stabilization and growth phase of the Company's plan exceed the anticipated level of expenses, the Company's current sources of funds may be insufficient to meet the Company's cash requirements. Additionally, in the event of a decrease in demand for the Company's products or reduced sales or lack of increases in demand and sales as a result of the stabilization and growth phase of the Company's plan, such development, if significant, could reduce the Company's operating revenues and could adversely affect Products Corporation's ability to achieve certain financial covenants under the Credit Agreement and in such event the Company could be required to take measures, including reducing discretionary spending. If the Company is unable to satisfy such cash requirements from these sources, the Company could be required to adopt one or more alternatives, such as delaying the implementation of or revising aspects of the stabilization and growth phase of its plan, reducing or delaying purchases of wall displays or advertising or promotional expenses, reducing or delaying capital spending, delaying, reducing or revising restructuring programs, restructuring indebtedness, selling assets or operations, seeking additional capital contributions or loans from MacAndrews & Forbes, Revlon, Inc., the Company's other affiliates and/or third parties, seeking to have Revlon, Inc. sell additional equity securities or reducing other discretionary spending. The Company has substantial debt maturing in 2005, which will require

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —(Continued)
(dollars in millions, except per share data)

refinancing, consisting of $246.3 (assuming the maximum amount is borrowed) under the Credit Agreement and $363.0 of 12% Notes, as well as any amounts borrowed under the Mafco Loans (the MacAndrews & Forbes $65 million line of credit is due December 31, 2004), the $25 million M&F Loan and the 2004 M&F Loan.

The Company expects that it will need to seek a further amendment to the Credit Agreement or a waiver of the EBITDA and leverage ratio covenants under the Credit Agreement prior to the expiration of the existing waiver on January 31, 2004 because the Company does not expect that its operating results, including after giving effect to various actions under the stabilization and growth phase of the Company's plan, will allow it to satisfy those covenants for the four consecutive fiscal quarters ending December 31, 2003. The minimum EBITDA required to be maintained by Products Corporation under the Credit Agreement is $230 for each of the four consecutive fiscal quarters ending on December 31, 2003 (which covenant was waived through January 31, 2004), March 31, 2004, June 30, 2004 and September 30, 2004 and $250 for any four consecutive fiscal quarters ending December 31, 2004 and thereafter and the leverage ratio covenant under the Credit Agreement will permit a maximum ratio of 1.10:1.00 for any four consecutive fiscal quarters ending on or after December 31, 2003 (which limit was waived through January 31, 2004 for the four fiscal quarters ending December 31, 2003). In addition, after giving effect to the amendment, the Credit Agreement also contains a $20 minimum liquidity covenant. While the Company expects that its bank lenders will consent to such amendment or waiver request and the amendment to permit Products Corporation to borrow under the 2004 M&F Loan, there can be no assurance that they will or that they will do so on terms that are favorable to the Company. If the Company is unable to obtain such amendment or waiver, it could be required to refinance the Credit Agreement or repay it with proceeds from the sale of assets or operations, or additional capital contributions or loans from MacAndrews & Forbes, Revlon, Inc., the Company's other affiliates and/or third parties or seeking to have Revlon, Inc. sell additional equity securities. In the event that the Company was unable to obtain such a waiver or amendment and was not able to refinance or repay the Credit Agreement, the Company's inability to meet the financial covenants for the four consecutive fiscal quarters ending December 31, 2003 would constitute an event of default under its Credit Agreement, which would permit the bank lenders to accelerate the Credit Agreement, which in turn would constitute an event of default under the indentures governing the Company's debt if the amount accelerated exceeds $25.0 and such default remains uncured within 10 days of notice from the trustee under the applicable indenture.

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

The terms of the Credit Agreement, the Mafco Loans, the $25 million M&F Loan, the 2004 M&F Loan, the 12% Notes, the 8 5/8% Notes, the 8 1/8% Notes and the 9% Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting fees, regulatory fees such as Commission filing fees and other miscellaneous expenses related to being a public holding company and, subject to certain limitations, to pay dividends or make distributions in certain circumstances to finance the purchase by

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —Concluded
(dollars in millions, except per share data)

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

As a result of dealing with suppliers and vendors in a number of foreign countries, the Company enters into foreign currency forward exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. There were foreign currency forward exchange contracts with a notional amount of $18.9 outstanding at September 30, 2003. The fair value of foreign currency forward exchange contracts outstanding at September 30, 2003 was $(1.3).

Disclosures about Contractual Obligations and Commercial Commitments

There have been no material changes outside the ordinary course of the Company's business to the Company's total contractual cash obligations which are set forth in the table included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, except that during the second quarter of 2003 Products Corporation entered into 11-year operating leases for its corporate offices in New York City (as Products Corporation's former lease expired in 2003), which have minimum lease payments in the aggregate of approximately $115 over the 11-year term, and as of September 30, 2003 Products Corporation had borrowings of $99.7 (which excludes accrued interest of $3.5), under the MacAndrews & Forbes $100 million term loan.

Off-Balance Sheet Transactions

The Company does not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Effect of New Accounting Standard

In April 2003, the FASB announced it will require all companies to expense the fair value of employee equity-based awards. The FASB announced that it plans to issue an exposure draft in the first quarter of 2004 that could become effective in 2005. Until a new statement is issued, the provisions of APB Opinion No. 25 and SFAS No. 123 will remain in effect. The Company will evaluate the impact of any new statement regarding employee equity-based awards when a new statement is issued.

In September 2003, the FASB released an exposure draft of its proposed standard on employer's pension and other post-retirement benefit disclosures that could become effective in 2004. Until a new statement is issued, the provisions of SFAS No. 132 will remain in effect. The Company will evaluate the impact of any new statement regarding employer's pension and other post-retirement benefit disclosures when a new statement is issued.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company's policy is to manage market risk through a combination of fixed and floating rate debt, the use of derivative financial instruments and foreign exchange forward and option contracts. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2002 ("Item 7A") describes significant aspects of the Company's financial instrument programs that have material market risk as of December 31, 2002. The following table presents the information required by Item 7A as of September 30, 2003:

	Expected maturity date for the year ended December 31,							Fair Value Sept. 30, 2003
	2003	2004	2005	2006	2007	Thereafter	Total
	(dollars in millions)
Debt
Short-term variable rate (various currencies)	$28.7						$28.7	$28.7
Average interest rate (a)	3.8%
Long-term fixed rate - third party ($US)			$355.5	$499.8		$649.9	1,505.2	1,069.3
Average interest rate			12.0%	8.6%		8.6%
Long-term variable rate - third party ($US)			219.5 *				219.5	219.5
Average interest rate (a)			6.4%
Long-term variable rate - third party (various currencies)			4.3 *				4.3	4.3
Average interest rate (a)			8.7%
Long-term fixed rate - affiliates ($US)			103.2 **				103.2	78.7
Average interest rate			12.0%
Total debt (b)	$28.7	$—	$682.5	$499.8	$—	$649.9	$1,860.9	$1,400.5

	Average Contractual Rate $FC	Original US Dollar Notional Amount	Contract Value Sept. 30, 2003	Fair Value Sept. 30, 2003
Forward Contracts
Buy Euros/Sell USD	1.0609	$3.4	$3.7	$0.3
Sell British Pounds/Buy USD	1.5449	1.9	1.8	(0.1)
Sell Australian Dollars/Buy USD	0.5789	4.3	3.6	(0.7)
Sell Canadian Dollars/Buy USD	0.6647	5.6	5.0	(0.6)
Sell South African Rand/Buy USD	0.1137	1.1	0.8	(0.3)
Buy Australian Dollars/Sell New Zealand Dollars	1.0926	1.6	1.7	0.1
Buy British Pounds/Sell Euros	0.6825	1.0	1.0	—
Total forward contracts		$18.9	$17.6	$(1.3)

(a)	Weighted average variable rates are based upon implied forward rates from the yield curves at September 30, 2003.
(b)	Excludes affiliate debt of $24.1, for which fair value is not readily determinable.
*	Represents Products Corporation's Credit Agreement which matures in May 2005.
**	Represents borrowings under MacAndrews & Forbes $100 million term loan, which matures in December 2005, of which fair value was determined based on the market rates of Products Corporation's 8 1/8% and 9% Notes, which have similar credit attributes.

Item 4.    Controls and Procedures

(a)   Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates (whether qualitative or quantitative) as to:

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
(x)	operating revenues, cash on hand and availability of borrowings under the Mafco Loans, the $25 million M&F Loan and Products Corporation's Credit Agreement being sufficient to satisfy the Company's cash requirements in 2003, and the availability of funds from Products Corporation's 2004 M&F Loan, restructuring indebtedness, selling assets or operations, capital

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

contributions or loans from MacAndrews & Forbes, Revlon, Inc., the Company's other affiliates and/or third parties or seeking to have Revlon, Inc. sell additional equity securities and the terms on which the $25 million M&F Loan and the 2004 M&F Loan would be extended;
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
(xiv)	the Company obtaining a further waiver or amendment of various provisions of its Credit Agreement, including the EBITDA and leverage ratio covenants, or refinancing or repaying such debt before January 31, 2004 in the event such waiver or amendment is not obtained and Products Corporation receiving the consent of a majority of the lenders under its Credit Agreement in connection with the 2004 M&F Loan; and
(xv)	the Company's plan to refinance its debt maturing in 2005.

Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as "believes," "expects," "estimates," "projects," "forecast," "may," "will," "should," "seeks," "plans," "scheduled to," "anticipates" or "intends" or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions. Forward-looking statements speak only as of the date they are made, and except for the Company's ongoing obligations under the U.S. federal securities laws, the Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any additional disclosures the Company makes in its Quarterly Reports on Form 10-Q filed in 2003, its current Annual Report on Form 10-K and Current Reports on Form 8-K filed with the Commission in 2003 (which, among other places, can be found on the Commission's website at http://www.sec.gov). The information available from time to time on such websites shall not be deemed incorporated by reference into this Quarterly Report on Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. In addition to factors that may be described in the Company's filings with the Commission, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:

(i)	difficulties or delays or unanticipated costs associated with improving the marketing effectiveness of the Company's wall displays;
(ii)	difficulties or delays in, or unanticipated costs associated with, developing and/or presenting the Company's increased advertising programs and/or improving the effectiveness of its advertising;
(iii)	difficulties or delays in, or unanticipated costs associated with, developing and introducing new products or failure of the Company's customers to accept new product offerings and/or in further strengthening the Company's new product development process;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

(iv)	difficulties or delays in, or unanticipated costs associated with, implementing the Company's plans to streamline its product assortment and reconfigure product placement on its wall displays and selectively adjust prices on certain of its products;
(v)	difficulties or delays in, or unanticipated costs associated with, implementing comprehensive programs to train the Company's employees;
(vi)	unanticipated circumstances or results affecting the Company's financial performance, including decreased consumer spending in response to weak economic conditions or weakness in the category, changes in consumer preferences, such as reduced consumer demand for the Company's color cosmetics and other current products, and actions by the Company's competitors, including business combinations, technological breakthroughs, new products offerings, promotional spending and marketing and promotional successes, including increases in market share;
(vii)	the effects of and changes in political and/or economic conditions, including inflation, monetary conditions and military actions, and in trade, monetary, fiscal and tax policies in international markets;
(viii)	unanticipated costs or difficulties or delays in completing projects associated with the stabilization and growth phase of the Company's plan or lower than expected revenues over the long term as a result of such plan;
(ix)	difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company's restructuring activities;
(x)	lower than expected operating revenues, the inability to secure capital contributions or loans from MacAndrews & Forbes, Revlon, Inc., the Company's other affiliates and/or third parties, or the unavailability of funds under Products Corporation's Credit Agreement, the Mafco Loans, the $25 million M&F Loan or the 2004 M&F Loan;
(xi)	higher than expected operating expenses, sales returns, working capital expenses, wall display costs, capital expenditures, restructuring costs or debt service payments;
(xii)	interest rate or foreign exchange rate changes affecting the Company and its market sensitive financial instruments;
(xiii)	unanticipated effects of the Company's adoption of certain new accounting standards;
(xiv)	difficulties, delays or inability to obtain a further waiver or amendment of the EBITDA and leverage ratio covenants under the Credit Agreement or refinancing or repaying such debt on or before January 31, 2004 in the event such waiver or amendment is not obtained or Products Corporation receiving the consent of a majority of the lenders under its Credit Agreement in connection with the 2004 M&F Loan; and
(xv)	difficulties, delays or the inability of the Company to refinance its debt maturing in 2005.

Factors other than those listed above could also cause the Company's results to differ materially from expected results. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders — None

Item 6.    Exhibits and Reports on Form 8-K.

(a)    Exhibits

10.5	Employment Agreement, dated as of August 18, 2003, between Products Corporation and Thomas E. McGuire (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarterly period ended September 30, 2003).
10.8	Amendment, dated as of August 18, 2003, to the amended and restated Employment Agreement, dated as of May 9, 2000, as amended June 18, 2001, between Products Corporation and Douglas H. Greeff (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarterly period ended September 30, 2003).
31.1	Section 302 CEO certification. Filed herewith.
31.2	Section 302 CFO certification. Filed herewith.
32.1	Section 906 CEO certification. Furnished herewith.
32.2	Section 906 CFO certification. Furnished herewith.

(b)   Reports on Form 8-K — None

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2003

REVLON CONSUMER PRODUCTS CORPORATION

Registrant

By: /s/ Thomas E. McGuire ______________________________ Thomas E. McGuire Executive Vice President and Chief Financial Officer	By:/s/ John F. Matsen ______________________________ John F. Matsen Senior Vice President and Corporate Controller