Form 10-K/A
period 2004-12-31
REVLON CONSUMER PRODUCTS CORP
filed 2005-04-13
CIK 890547

UNITED STATES
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

Explanatory Note:

Revlon Consumer Products Corporation ("Products Corporation") is filing Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securites and Exchange Commission (the "SEC" or the "Commission") on March 10, 2005 to amend such report for the following reasons:

Products Corporation, in its Annual Report on Form 10-K filed with the SEC on March 10, 2005 disclosed that Revlon, Inc., the owner of 100% of the outstanding shares of Products Corporation's capital stock, is an "accelerated filer" and that Revlon, Inc. intended to include the required reports and attestations concerning its internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") and the related SEC rules and regulations in an amendment to its Annual Report on Form 10-K in accordance with the SEC's exemptive order in SEC Release No. 50754, which provided qualified issuers with a 45-day extension for filing these reports and attestations. Revlon, Inc. has recently completed its analysis, documentation and testing of its system of internal control over financial reporting and has prepared its report on the effectiveness of its internal control over financial reporting, and Revlon, Inc.'s independent registered public accounting firm, KPMG LLP, has completed its audit and report on management's assessment of its internal control over financial reporting, each of which are required to be included in Revlon, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 under Section 404 of Sarbanes-Oxley and the SEC's related rules and regulations. Accordingly, Revlon, Inc. is filing its Annual Report on Form 10-K/A to include such reports and attestations. Products Corporation is filing this Annual Report on Form 10-K/A to incorporate such updated information.

Products Corporation also disclosed in its Annual Report on Form 10-K for the year ended December 31, 2004 that it intended to complete in the first quarter of 2005 a refinancing of its 8 1/8% Senior Notes due 2006 and its 9% Senior Notes due 2006. As previously announced on March 16, 2005, Products Corporation completed an offering of $310 million aggregate principal amount of 9½% Senior Notes due 2011 and used the proceeds to, among other things, defease all of the $116.2 million aggregate principal amount outstanding of its 8 1/8% Senior Notes and all of the $75.5 million aggregate principal amount outstanding of its 9% Senior Notes, each of which will be redeemed on April 15, 2005, and also prepaid $100 million of the term loan facility under its 2004 credit agreement (together, the "2005 Refinancing Transactions"). Accordingly, this Annual Report on Form 10-K/A amends certain information regarding the consummation of the 2005 Refinancing Transactions.

For consistency of disclosure with Revlon, Inc., our parent company, which has filed a Form 10/K-A on the same date as this filing incorporating disclosure regarding management's assessment of its internal control over financial reporting and other updates, we are filing this Form 10-K/A. Based on the foregoing, the following items were amended:

•	"Part II – Item 9A – Controls and Procedures" has been amended in this Form 10-K/A to include updated information concerning Revlon, Inc.'s Management's Annual Report on Internal Control over Financial Reporting and related conforming changes have been made in this Form 10-K/A in "Part II—Forward Looking Statements" and "Part III, Item 14—Principal Accountant Fees and Services".

•	Further, as the 2005 Refinancing Transactions were in fact consummated in the interim period between the March 10, 2005 filing of the Company's original Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and the filing of this amendment to such Form 10-K, the following sections have been amended in this Form 10-K/A to reflect the consummation of the 2005 Refinancing Transactions: "Part 1, Item 1. – Business—Recent Developments", "Note 19 to the Consolidated Financial Statements—Subsequent Events" and "Part IV, Item 15.—Exhibits and Financial Statement Schedules". "Note 9 to the Consolidated Financial Statements—Long-term Debt" also has been amended to include additional references to "(See "Subsequent Events" in Note 19 to the Consolidated Financial Statements)".

In addition and pursuant to Rule 12b-15 of the Securities and Exchange Act of 1934, as amended, the Company is filing herewith certain currently dated certifications. No other information contained in the Annual Report on Form 10-K is being amended hereby.

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

The Company is in the process of reviewing its advertising agencies as part of its strategy to optimize the effectiveness of its advertising, marketing and promotions and the Company expects decisions related to such matters will be made in the first quarter of 2005. Continuing to implement and refine the Company's plan could include taking advantage of opportunities to reposition, repackage or reformulate one or more of the Company's brands or product lines, launching new brands or product lines or further refining our approach to retail merchandising. Any of these actions, whose intended purpose would be to create value through profitable growth, could result in the Company making investments or recognizing charges related to executing against such opportunities.

Recent Developments

On March 11, 2005, Products Corporation entered into, and on March 16, 2005 consummated the transactions contemplated by, a Purchase Agreement (the "Purchase Agreement") with certain initial purchasers (the "Initial Purchasers") for the sale of $310 aggregate principal amount of its 9½% Senior Notes due 2011 (the "9½% Senior Notes"). On March 16, 2005, Revlon, Inc. issued a press release announcing that Products Corporation had completed its previously announced offering of $310 aggregate principal amount of the 9½% Senior Notes. The offering and the related transactions extended the maturities of Products Corporation's debt that would have otherwise been due in 2006 and reduced, in part, Products Corporation's exposure to floating rate debt.

Concurrently with the sale of the 9½% Senior Notes, Revlon, Inc. on March 16, 2005 also announced that on April 15, 2005 Products Corporation will redeem all of the $116.2 aggregate principal amount outstanding of its 8 1/8% Senior Notes due 2006 (the "8 1/8% Senior Notes") and all of the $75.5 aggregate principal amount outstanding of its 9% Senior Notes due 2006 (the "9% Senior Notes") and that it has effected a covenant defeasance of its 8 1/8% Senior Notes and 9% Senior Notes by (i) mailing on March 16, 2005 irrevocable notices of redemption with respect to such notes, and (ii) irrevocably depositing on March 16, 2005 in trust with the trustee under the indentures an amount sufficient to redeem such notes. Revlon, Inc. also indicated that Products Corporation used a portion of the proceeds from the offering (i) to prepay $100 of indebtedness outstanding under the Term Loan Facility of its 2004 Credit Agreement (as each such term is hereinafter defined), together with accrued interest and the $5.0 prepayment fee associated with such prepayment, and (ii) to pay a portion of the fees and expenses incurred in connection with the transactions described above (such transactions being referred to as the "2005 Refinancing Transactions").

The 9½% Senior Notes were issued by Products Corporation pursuant to an indenture, dated as of March 16, 2005 (the "9½% Senior Notes Indenture"), by and between Products Corporation and U.S. Bank National Association, as trustee. Pursuant to the terms of the 9½% Senior Notes Indenture, the 9½% Senior Notes are senior unsecured debt of Products Corporation equal in right of payment with any of Products Corporation's present and future senior indebtedness. The 9½% Senior Notes bear interest at an annual rate of 9½%, which will be payable on April 1 and October 1 of each year, commencing on October 1, 2005. The 9½% Senior Notes Indenture provides that Products Corporation may redeem the 9½% Senior Notes at its option in whole or in part at any time on or after April 1, 2008, at the redemption prices set forth in the 9½% Senior Notes Indenture. In addition, at any time prior to April 1, 2008, Products Corporation is entitled to redeem up to 35% of the aggregate principal amount of the 9½% Senior Notes at a redemption price of 109.5% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date fixed for redemption, with, and, to the extent actually received, the net cash proceeds of one or more public equity offerings, provided that at least 65% of the aggregate principal amount of the 9½% Senior Notes originally issued remains outstanding immediately after giving effect to such redemption. In addition, the 9½% Senior Notes Indenture provides that Products Corporation is entitled to redeem the 9½% Senior Notes at any time or from time to time prior to April 1, 2008, at a redemption price per note equal to the sum of (1) the then outstanding principal amount thereof, plus (2) accrued and unpaid interest (if any) to the date of redemption, plus (3) the greater of (i) 1.0% of the then outstanding principal amount of such note at such time and (ii) the excess of (A) the present value at such redemption date of (1) the redemption price of such note on April 1, 2008 (exclusive of any accrued interest) plus (2) all required remaining scheduled interest payments due on such note through April 1, 2008, computed using a discount rate equal to the applicable treasury rate plus 75 basis points, over (B) the then outstanding principal amount of such note at such time. Pursuant to the 9½% Senior Notes Indenture, upon a change of control (as defined in the 9½% Senior Notes Indenture), each holder of the 9½% Senior Notes has the right to require Products Corporation to make an offer to repurchase all or a portion of such holder's 9½% Senior Notes at a price equal to 101% of the principal amount of such holder's 9½% Senior Notes plus accrued interest.

The 9½% Senior Notes Indenture contains covenants which, subject to certain exceptions, limit the ability of Products Corporation and its subsidiaries to, among other things, incur additional indebtedness, pay dividends on or redeem or repurchase stock, engage in certain asset sales, make certain types of investments and other restricted payments, engage in transactions with affiliates, restrict dividends or payments from subsidiaries and create liens on their assets. The 9½% Senior Notes Indenture contains customary events of default.

In connection with the issuance of the 9½% Senior Notes, on March 16, 2005, Products Corporation entered into a Registration Agreement (the "9½% Senior Notes Registration Agreement") with the Initial Purchasers for the benefit of holders of the 9½% Senior Notes. Pursuant to the 9½% Senior Notes Registration Agreement, among other things, Products Corporation agreed that it will, at its cost, (i) by the 90th day after the closing of the offering of the 9½% Senior Notes (or June 14, 2005), file a registration statement with the Securities and Exchange Commission (the "Commission" or "SEC") with respect to a registered offer to exchange the 9½% Senior Notes for exchange notes (the "9½% Exchange Notes"), which will have terms substantially identical in all material respects to the 9½% Senior Notes (except that the 9½% Exchange Notes will not contain terms with respect to registration rights, transfer restrictions and interest rate increases) and (ii) by the 180th day after the closing of the offering of the 9½% Senior Notes (or September 12, 2005), use its best efforts to cause the exchange offer registration statement to be declared effective under the Securities Act of 1933, as amended (the "Securities Act"). Products Corporation agreed to keep the exchange offer open for not less than 30 days (or longer if required by applicable law) after the date notice of the exchange offer is mailed to the holders of the 9½% Senior Notes. In addition, Products Corporation agreed that, in the event that applicable interpretations of the staff of the SEC do not permit Products Corporation to effect such an exchange offer, or if for any other reason the exchange offer is not consummated by the 210th day after the closing of the offering of the 9½% Senior Notes (or October 12, 2005), it will, at its cost, (a) as promptly as practicable, file a shelf registration statement covering resales of the 9½% Senior Notes, (b) use its best efforts to cause the shelf registration statement to be declared effective under the Securities Act and (c) use its best efforts to keep effective the shelf registration statement until two years after its effective date. Products Corporation also agreed that, if by the 90th day following the closing of the offering of the 9½% Senior Notes (or June 14, 2005), a registration statement has not been filed with the SEC with respect to the exchange offer or the resale of the 9½% Senior Notes, the rate per annum at which the 9½% Senior Notes bear interest will increase by 0.5% from and including such date, until but excluding the earlier of (i) the date such registration statement is filed and (ii) the 210th day after the closing of the offering of the 9½% Senior Notes (or October 12, 2005); and if by such date neither (i) the exchange offer is consummated nor (ii) the shelf registration statement is declared effective, the rate per annum at which the 9½% Senior Notes bear interest will increase by 0.5% from and including such date, until but excluding the earlier of (i) the consummation of the exchange offer and (ii) the effective date of a shelf registration statement.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

(a)    Disclosure Controls and Procedures.    The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K/A. As described below, Revlon, Inc. has identified a material weakness in its internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that also applies to the Company's disclosure controls and procedures. As a result of this material weakness, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K/A, the Company's disclosure controls and procedures were not effective.

In light of this material weakness, in preparing its financial statements as of and for the fiscal year ended December 31, 2004, the Company performed additional analyses and other post-closing procedures pertaining to sales return estimates in an effort to ensure the Company's consolidated financial statements included in our Annual Report on Form 10-K (and in this Annual Report on Form 10-K/A) for the fiscal year ended December 31, 2004 have been prepared in accordance with generally accepted accounting principles. KPMG LLP's report, dated March 9, 2005, expressed an unqualified opinion on our consolidated financial statements. Additionally, during the first quarter of 2005, we implemented additional controls and procedures, as discussed below in paragraph (c) of this Item 9A, that we believe will remediate this weakness.

The Company is not an "accelerated filer" as defined in Rule 12b-2 of the Exchange Act. Accordingly, our management is not required to perform an assessment of our internal control over financial reporting for, and our management report on our internal control over financial reporting is not required to be included in, the Company's Annual Report on Form 10-K or this Form 10-K/A for the fiscal year ended December 31, 2004. Revlon, Inc., the owner of 100% of the outstanding shares of the Company's capital stock, is an "accelerated filer." The Sarbanes-Oxley Act of 2002 and the SEC's related rules and regulations require Revlon, Inc., beginning with its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, to include management's report on Revlon, Inc.'s internal control over financial reporting in Revlon, Inc.'s Annual Reports on Form 10-K and include a report from its independent registered public accounting firm attesting to such management report. In late November 2004, the SEC issued an exemptive order providing a 45-day extension for the filing of these reports and attestations by eligible companies. Revlon, Inc. elected to rely on this 45-day extension, and therefore, Revlon, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as filed with the SEC on March 10, 2005 did not include this report and attestation. Revlon, Inc. has subsequently included this report and attestation in an amendment to Revlon, Inc.'s Annual Report on Form 10-K/A filed on April 12, 2005 in accordance with the SEC's exemptive order.

Revlon, Inc.'s management is responsible for establishing and maintaining adequate internal control over financial reporting. Revlon, Inc.'s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of its assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that its receipts and expenditures are being made only in accordance with authorizations of its management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of its assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management's projections of any evaluation of the effectiveness of internal control over financial reporting as to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the ability to initiate, authorize, record, process, or report external financial information reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Revlon, Inc.'s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2004 and in making this assessment used the criteria set forth by the Committee of

Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in accordance with the standards of the Public Company Accounting Oversight Board (United States). This assessment identified a deficiency in policies and procedures related to the periodic review and validation of the data input and outputs used in the estimates of the reserves for sales returns in the U.S. As a result of this deficiency, an error in accounting for the reserve for sales returns in the U.S. as of December 31, 2004 occurred and was not detected by Revlon, Inc. or the Company. In this specific instance, performance of review procedures by Revlon, Inc. and the Company did not identify the omission of inventory located at certain stores acquired by a customer in 2004. This deficiency constituted a material weakness in Revlon, Inc.'s internal control over financial reporting as of December 31, 2004.

The Company's management determined that, because of the material weakness described above, as of December 31, 2004, its disclosure controls and procedures were not effective.

KPMG LLP, the independent registered public accounting firm that audited Revlon, Inc.'s financial statements included in its Annual Report on Form 10-K/A for the period ended December 31, 2004 (as well as our financial statements included in this Annual Report on Form 10-K/A for the period ended December 31, 2004), has issued an audit report on Revlon, Inc.'s management's assessment of internal control over financial reporting, which report appears on page F-3 of Revlon, Inc.'s Form 10-K/A for the fiscal year ended December 31, 2004 filed with the SEC on April 12, 2005.

(b)    Changes in Internal Control Over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. As described above in paragraph (a) of Item 9A, Revlon, Inc. identified a material weakness in internal control over financial reporting and, as described below in paragraph (c) of this Item 9A, the Company made changes to its internal control over financial reporting during the first quarter of 2005 that are intended to remediate such weakness.

(c)    Remediation of the Material Weakness in Internal Control over Financial Reporting.    As described above, Revlon, Inc. identified a material weakness in its internal control over financial reporting related to the Company's review and validation of the data input and outputs used in the estimates of reserves for sales returns in the U.S. Specifically, in 2004, an error of approximately $1.2 million in the estimate of the sales return calculation for one of the Company's large U.S. customers was not detected. The customer in question acquired a significant number of stores in 2004 and inventory of certain of those newly-acquired store locations was not included in the data made available to the Company for estimating the reserves for sales returns. As a result, during its 2004 year end closing, the Company understated its estimates of the sales returns related to these newly-acquired stores by approximately $1.2 million. Our aggregate sales returns reserve in the U.S. for the full fiscal year ended December 31, 2004 was approximately $83 million. Although this control deficiency resulted in the error identified above, it did not result in a material misstatement of our consolidated financial statements as of and for the year ended December 31, 2004 or for the interim periods within that year.

To remediate this material weakness, in the first quarter of 2005, management implemented a remediation program, including the establishment of additional controls, to strengthen the internal control process with respect to the sales return calculation. This program and controls currently include, among other things, the adoption of policies pursuant to which the following procedures will be performed:

1.	In order to facilitate the estimate of sales returns in the future, following a merger, acquisition or consolidation transaction involving significant customers, the Company's sales force will provide inventory and point of sale information for each of the customers involved in the transaction to provide a base line to estimate sales returns. The Company will then prepare a reconciliation between the base line information and the sales return estimation for the combined customers after giving effect to the transaction.

2.	The Company will analyze separately inventory and/or point of sale information that are maintained on different systems of significant customers involved in a merger, acquisition or consolidation transaction and will separately estimate returns for each of those customers.

3.	The Company will enhance documentation and formal validation of key data and assumptions used to calculate the sales returns.

4.	The Company will formalize the analytical validation by accounting personnel of the sales return calculation for significant customers. This analysis will be reviewed and approved by both senior finance and sales department executives.

Management believes that these actions and controls will strengthen our disclosure controls and procedures, as well as our internal control over financial reporting, and will remediate the material weakness that Revlon, Inc. identified in its internal control over financial reporting as of December 31, 2004. Revlon, Inc. has discussed this material weakness and this remediation program with its Audit Committee.

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

On March 7, 2005, the Company entered into a Second Amendment (the "Second Amendment") to the 2004 Investment Agreement with MacAndrews & Forbes pursuant to which the parties accelerated from March 31, 2006 to October 31, 2005 MacAndrews & Forbes' obligation under the 2004 Investment Agreement to back-stop a $109.7 equity offering to be conducted by Revlon, Inc. if Products Corporation has not as of October 31, 2005 refinanced the 8 1/8% Senior Notes and Revlon, Inc. conducts an equity offering to effect such refinancing. For a description of the material terms of the 2004 Investment Agreement and the Second Amendment, see "Part I, Item 1—Recent Developments" and "Part III, Item 13—Certain Relationships and Related Transactions—Debt Reduction Transactions and Related Agreements—Certain Agreements Relating to the Debt Reduction Transactions—2004 Investment Agreement." A copy of the Second Amendment is attached to this Form 10-K as Exhibit 10.31 and the terms of the Second Amendment are incorporated herein by reference.

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

(xiv)	matters concerning the Company's market-risk sensitive instruments;

(xv)	the effects of the Company's adoption of certain accounting principles;

(xvi)	the Company's estimates of the amount of U.S. federal net operating losses and the alternative minimum tax losses available to the Company;

(xvii)	the Company's plan to efficiently manage its cash and working capital, including, among other things, by carefully managing and reducing inventory levels, centralizing purchasing to secure discounts and efficiencies in procurement, and providing additional discounts to U.S. customers for more timely payment of receivables and carefully managing accounts payable; and

(xviii)	the Company's belief that the remediation program that it has undertaken to date to remediate the material weakness that Revlon, Inc. identified in its internal control over financial reporting will prove effective, including the Company's belief that its remediation program will strengthen its disclosure controls and procedures and internal control process with respect to its sales return calculations.

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

(iv)	difficulties, delays or unanticipated costs in implementing the Company's plans regarding the continued growth momentum and accelerated growth phase of its plan, including difficulties, delays or unanticipated costs in taking actions to capitalize on the actions taken during the stabilization and growth phase of its plan, which could affect the Company's ability to increase revenues and achieve profitability over the long term, as well as difficulties, delays or unanticipated costs related to the Company's actions to refine and add to its plan, such as developing and implementing the Company's productivity initiatives, which could affect the Company's ability to achieve its objective of balancing top-line growth with improved operating margins;

(v)	difficulties, delays or unanticipated costs in connection with the Company's plans to further improve its new product development and introduction process, which could affect the Company's ability to effectively launch new products and/or reposition, repackage and/or reformulate one or more of the Company's brands or product lines and generate revenues from such sources;

(vi)	difficulties, delays or unanticipated costs in implementing the Company's plans to continue to increase the effectiveness and reduce the cost of its display walls;

(vii)	difficulties, delays or unanticipated costs in implementing the Company's plans to drive efficiencies across its overall supply chain, including reducing manufactory costs by streamlining components and sourcing strategically and rationalizing its supply chain in Europe, including unexpected difficulties, delays, unanticipated costs or disruptions in connection with its plans to transition European manufacturing from COSi primarily to the Company's Oxford, North Carolina facility and to secure warehousing and distribution services from third parties in the U.K.;

(viii)	difficulties, delays or unanticipated costs in implementing the Company's plans to optimize the effectiveness of its marketing, including advertising and media, and promotions;

(ix)	difficulties, delays or unanticipated costs in, or the Company's inability to consummate, transactions to strengthen its balance sheet and capital structure, including difficulties, delays or the inability of the Company to refinance certain of Products Corporation's debt, including its plans to refinance Products Corporation's 8 1/8% Senior Notes and 9% Senior Notes in the first quarter of 2005 and Products Corporation's 8 5/8% Senior Subordinated Notes by October 30, 2007 prior to their maturity, and the Company's plans, if Products Corporation does not refinance the 8 1/8% Senior Notes in the first quarter of 2005, to refinance such notes with the proceeds of a debt or equity offering to be conducted by Revlon, Inc. by October 31, 2005 and, absent any such equity offering, Revlon, Inc.'s plans to conduct further rights and equity offerings to reduce Products Corporation's debt in the amount of approximately $110 by the end of March 2006, as well as the inability to issue equity or debt securities, including Revlon Class A Common Stock, for cash or in exchange for Products Corporation's indebtedness and difficulties, delays or the inability of the Company to consummate the remaining Debt Reduction Transactions;

(x)	difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company's restructuring activities;

(xi)	lower than expected operating revenues, the inability to secure capital contributions or loans from MacAndrews & Forbes, Revlon, Inc. or other affiliates and/or third parties;

(xii)	the unavailability of funds under Products Corporation's 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit or other permitted lines of credit;

(xiii)	higher than expected operating expenses, sales returns, working capital expenses, wall display costs, capital expenditures, restructuring costs, regularly scheduled cash pension plan contributions, post-retirement benefit plan contributions, growth plan charges or debt service payments;

(xiv)	interest rate or foreign exchange rate changes affecting the Company and its market sensitive financial instruments;

(xv)	unanticipated effects of the Company's adoption of certain new accounting standards;

(xvi)	lower than expected U.S. federal net operating losses, CNOLs or alternative minimum tax losses available to the Company;

(xvii)	difficulties, delays or the inability of the Company to efficiently manage its cash and working capital; and

(xviii)	difficulties, delays or unanticipated internal control deficiencies or weaknesses that could affect the remediation program adopted by the Company to remediate the material weakness that Revlon, Inc. identified in its internal control over financial reporting.

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

Reimbursement Agreements

Revlon, Inc., Products Corporation and MacAndrews & Forbes Inc. have entered into reimbursement agreements (the "Reimbursement Agreements") pursuant to which (i) MacAndrews & Forbes Inc. is obligated to provide (directly or through affiliates) certain professional and administrative services, including employees, to Revlon, Inc. and its subsidiaries, including Products Corporation, and purchase services from third party providers, such as insurance, legal and accounting services and air transportation services, on behalf of Revlon, Inc. and its subsidiaries, including Products Corporation, to the extent requested by Products Corporation, and (ii) Products Corporation is obligated to provide certain professional and administrative services, including employees, to MacAndrews & Forbes Inc. (and its affiliates) and purchase services from third party providers, such as insurance and legal and accounting services, on behalf of MacAndrews & Forbes Inc. (and its affiliates) to the extent requested by MacAndrews & Forbes Inc., provided that in each case the performance of such services does not cause an unreasonable burden to MacAndrews & Forbes Inc. or Products Corporation, as the case may be. Products Corporation reimburses MacAndrews & Forbes Inc. for the allocable costs of the services purchased for or provided to Products Corporation and its subsidiaries and for reasonable out-of-pocket expenses incurred in connection with the provision of such services. MacAndrews & Forbes Inc. (or such affiliates) reimburses Products Corporation for the allocable costs of the services purchased for or provided to MacAndrews & Forbes Inc. (or such affiliates) and for the reasonable out-of-pocket expenses incurred in connection with the purchase or provision of such services. Each of Revlon, Inc. and Products Corporation, on the one hand, and MacAndrews & Forbes Inc., on the other, has agreed to indemnify the other party for losses arising out of the provision of services by it under the Reimbursement Agreements other than losses resulting from its willful misconduct or gross negligence. The Reimbursement Agreements may be terminated by either party on 90 days' notice. Products Corporation does not intend to request services under the Reimbursement Agreements unless their costs would be at least as favorable to Products Corporation as could be obtained from unaffiliated third parties. Revlon, Inc. and Products Corporation participate in MacAndrews & Forbes' directors and officers liability insurance program, which covers Revlon, Inc. and Products Corporation, as well as MacAndrews & Forbes. The limits of coverage are available on an aggregate basis for losses to any or all of the participating companies and their respective directors and officers. Revlon, Inc. and Products Corporation reimburse MacAndrews & Forbes for their allocable portion of the premiums for such coverage, which the Company believes is more favorable than the premiums Products Corporation would pay were it to secure stand-alone coverage. The amounts paid by Revlon, Inc. and Products Corporation to MacAndrews & Forbes for premiums is included in the amounts paid under the Reimbursement Agreements. The net amount payable to MacAndrews & Forbes Inc. by Products Corporation for the services provided under the Reimbursement Agreements for 2004 was $1.0 million.

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
(3) List of Exhibits:
3.	Certificate of Incorporation and By-laws.
3.1	Restated Certificate of Incorporation of Products Corporation dated May 13, 2004 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Products Corporation for the quarter ended March 31, 2004 filed with the Commission on May 17, 2004).
3.2	Amended and Restated By-Laws of Products Corporation dated June 5, 2002 (incorporated by reference to Exhibit 3.3 to the Products Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed with the Commission on August 14, 2002).
4.	Instruments Defining the Rights of Security Holders, Including Indentures.
4.1	Credit Agreement, dated as of July 9, 2004, among Products Corporation and certain local borrowing subsidiaries, as borrowers, the lenders and issuing lenders party thereto, Citicorp USA, Inc., as term loan administrative agent, Citicorp USA, Inc. as multi-currency administrative agent, Citicorp USA, Inc., as collateral agent, UBS Securities LLC, as syndication agent, and Citigroup Global Markets Inc., as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 4.34 to the Current Report on Form 8-K of Products Corporation filed with the Commission on July 13, 2004 (the "Products Corporation July 13, 2004 Form 8-K")).
4.2	Pledge and Security Agreement, dated as of July 9, 2004, among Revlon, Inc., Products Corporation and the additional grantors party thereto, in favor of Citicorp USA, Inc., as collateral agent for the secured parties (incorporated by reference to Exhibit 4.35 to the Products Corporation July 13, 2004 Form 8-K).
4.3	Intercreditor and Collateral Agency Agreement, dated as of July 9, 2004, among Citicorp USA, Inc., as administrative agent for the multi-currency lenders and issuing lenders, Citicorp USA, Inc., as administrative agent for the term loan lenders, Citicorp USA, Inc., as collateral agent for the secured parties, Revlon, Inc., Products Corporation and each other loan party (incorporated by reference to Exhibit 4.36 to the Products Corporation July 13, 2004 Form 8-K).
4.4	Indenture, dated as of February 1, 1998, between Revlon Escrow Corp. ("Revlon Escrow") and U.S. Bank Trust National Association (formerly known as First Trust National Association), as trustee, relating to the 8 1/8% Senior Notes due 2006 (as amended, the "8 1/8% Senior Notes Indenture") (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-1 of Products Corporation filed with the Commission on April 3, 1998, File No. 333-47875 (the "Products Corporation April 1998 Form S-1 Amendment")).

4.5	First Supplemental Indenture, dated April 1, 1998, among Products Corporation, Revlon Escrow, and U.S. Bank Trust National Association, as trustee, amending the 8 1/8% Senior Notes Indenture (incorporated by reference to Exhibit 4.2 to the Products Corporation April 1998 Form S-1 Amendment).
4.6	Second Supplemental Indenture, dated as of February 11, 2004, among Products Corporation, U.S. Bank Trust National Association, as trustee, and Revlon, Inc., as guarantor, amending the 8 1/8% Senior Notes Indenture (incorporated by reference to Exhibit 4.29 to the Current Report on Form 8-K of Revlon, Inc. filed with the Commission on February 12, 2004 (the "Revlon, Inc. February 12, 2004 Form 8-K")).
4.7	Indenture, dated as of February 1, 1998, between Revlon Escrow and U.S. Bank Trust National Association, as trustee, relating to the 8 5/8% Senior Subordinated Notes due 2008 (as amended, the "8 5/8% Senior Subordinated Notes Indenture") (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 of Products Corporation filed with the Commission on March 12, 1998, File No. 333-47875 (the "Products Corporation March 1998 Form S-1")).
4.8	First Supplemental Indenture, dated March 4, 1998, among Products Corporation, Revlon Escrow, and U.S. Bank Trust National Association, as trustee, amending the 8 5/8% Senior Subordinated Notes Indenture (incorporated by reference to Exhibit 4.4 to the Products Corporation March 1998 Form S-1).
4.9	Second Supplemental Indenture, dated as of February 11, 2004, among Products Corporation, U.S. Bank Trust National Association, as trustee, and Revlon, Inc., as guarantor, amending the 8 5/8% Senior Subordinated Notes Indenture (incorporated by reference to Exhibit 4.31 of the Revlon, Inc. February 12, 2004 Form 8-K).
4.10	Indenture, dated as of November 6, 1998, between Products Corporation and U.S. Bank Trust National Association, as trustee, relating to Products Corporation's 9% Senior Notes due 2006 (as amended, the "9% Senior Notes Indenture") (incorporated by reference to Exhibit 4.13 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarter ended September 30, 1998 filed with the Commission on November 16, 1998).
4.11	First Supplemental Indenture, dated as of February 11, 2004, among Products Corporation, U.S. Bank Trust National Association, as trustee, and Revlon, Inc., as guarantor, amending the 9% Senior Notes Indenture (incorporated by reference to Exhibit 4.30 of the Revlon, Inc. February 12, 2004 Form 8-K).
*4.12	Indenture, dated as of March 16, 2005, between Products Corporation and U.S. Bank National Association, as trustee, relating to Products Corporation's 9½% Senior Notes due 2011.
*4.13	Registration Agreement, dated as of March 16, 2005, between Products Corporation and Citigroup Global Markets Inc., as representative for the Initial Purchasers named therein.
10.	Material Contracts.
10.1	Tax Sharing Agreement, dated as of June 24, 1992, among MacAndrews & Forbes Holdings, Revlon, Inc., Products Corporation and certain subsidiaries of Products Corporation, as amended and restated as of January 1, 2001 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of Products Corporation for the fiscal year ended December 31, 2001 filed with the Commission on February 25, 2002 (the "Products Corporation 2001 Form 10-K")).
10.2	Tax Sharing Agreement, dated as of March 26, 2004, by and among Revlon, Inc., Products Corporation and certain subsidiaries of Products Corporation (incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q of Products Corporation for the quarter ended March 31, 2004 filed with the Commission on May 17, 2004).

10.3	Employment Agreement, dated as of February 17, 2002, between Products Corporation and Jack L. Stahl (the "Stahl Employment Agreement") (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarter ended March 31, 2002 filed with the Commission on May 15, 2002).
10.4	First Amendment to the Stahl Employment Agreement, effective as of December 17, 2004 (incorporated by reference to Exhibit 10.35 to the Current Report on Form 8-K of Revlon, Inc. filed with the Commission on December 22, 2004 (the "Revlon, Inc. December 22, 2004 Form 8-K")).
10.5	Employment Agreement, dated as of August 18, 2003, between Products Corporation and Thomas E. McGuire (the "McGuire Employment Agreement") (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarter ended September 30, 2003 filed with the Commission on November 14, 2003 (the "Revlon, Inc. 2003 Third Quarter Form 10-Q")).
10.6	Amendment to McGuire Employment Agreement, dated as of December 17, 2004 (incorporated by reference to Exhibit 10.36 to the Revlon, Inc. December 22, 2004 Form 8-K).
10.7	Employment Agreement, amended and restated as of May 9, 2000, between Products Corporation and Douglas H. Greeff (as amended, the "Greeff Employment Agreement") (incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarter ended June 30, 2000 filed with the Commission on August 14, 2000).
10.8	Amendment, dated as of June 18, 2001, to the Greeff Employment Agreement (incorporated by reference to Exhibit 10.6 to the Products Corporation 2001 Form 10-K).
10.9	Amendment, dated as of August 18, 2003, to the Greeff Employment Agreement (incorporated by reference to Exhibit 10.8 to the Revlon, Inc. 2003 Third Quarter Form 10-Q).
10.10	Employment Agreement, dated as of November 1, 2002, between Products Corporation and Robert K. Kretzman (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Revlon, Inc. for the year ended December 31, 2004 filed with the Commission on March 9, 2005) (the "Revlon, Inc. 2004 Form 10-K")).
10.11	Amended and Restated Revlon, Inc. Stock Plan (as amended the "Stock Plan") (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Revlon, Inc. filed with the Commission on June 4, 2004, File No. 333-116160).
10.12	Current form of Nonqualified Stock Option Agreement under the Stock Plan (incorporated by reference to Exhibit 10.12 to the Revlon, Inc. 2004 Form 10-K).
10.13	Current form of Restricted Stock Agreement under the Stock Plan (incorporated by reference to Exhibit 10.13 to the Revlon, Inc. 2004 Form 10-K).
10.14	Revlon, Inc. 2002 Supplemental Stock Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Revlon, Inc. filed with the Commission on June 24, 2002, File No. 333-91040).
10.15	Revlon Executive Bonus Plan (Amended and Restated as of September 1, 2002) (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Revlon, Inc. for the year ended December 31, 2002 filed with the Commission on March 21, 2003 (the "Revlon, Inc. 2002 Form 10-K")).

10.16	Amended and Restated Revlon Pension Equalization Plan, amended and restated as of December 14, 1998 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Revlon, Inc. for year ended December 31, 1998 filed with the Commission on March 3, 1999).
10.17	Executive Supplemental Medical Expense Plan Summary, dated July 2000 (incorporated by reference to Exhibit 10.10 to the Revlon, Inc. 2002 Form 10-K).
10.18	Benefit Plans Assumption Agreement, dated as of July 1, 1992, by and among Revlon Holdings, Revlon, Inc. and Products Corporation (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 1992 of Products Corporation filed with the Commission on March 12, 1993).
10.19	Revlon Executive Severance Policy, as amended July 1, 2002 (incorporated by reference to Exhibit 10.13 to the Revlon, Inc. 2002 Form 10-K).
10.20	Support Agreement, dated as of February 11, 2004, between Revlon, Inc. and MacAndrews & Forbes Holdings (as amended, the "MacAndrews Support Agreement") (incorporated by reference to Exhibit 10.23 to the Revlon, Inc. February 12, 2004 Form 8-K).
10.21	Amendment, dated as of February 20, 2004, to the MacAndrews Support Agreement (incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K of Revlon, Inc. filed with the Commission on February 23, 2004 (the "Revlon, Inc. February 23, 2004 Form 8-K")).
10.22	Amendment, dated as of March 24, 2004, to the MacAndrews Support Agreement (incorporated by reference to Exhibit 10.31 to the Current Report on Form 8-K of Revlon, Inc. filed with the Commission on March 26, 2004 (the "Revlon, Inc. March 26, 2004 Form 8-K")).
10.23	Support Agreement, dated as of February 11, 2004, between Revlon, Inc. and Fidelity (as amended, the "Fidelity Support Agreement") (incorporated by reference to Exhibit 10.24 of Revlon, Inc. February 12, 2004 Form 8-K).
10.24	Amendment, dated as of February 20, 2004, to the Fidelity Support Agreement (incorporated by reference to Exhibit 10.28 to the Revlon, Inc. February 23, 2004 Form 8-K).
10.25	Amendment, dated as of March 24, 2004, to the Fidelity Support Agreement (incorporated by reference to Exhibit 10.32 to the Revlon, Inc. March 26, 2004 Form 8-K).
10.26	2004 Senior Unsecured Line of Credit Agreement , dated as of July 9, 2004, between Products Corporation and MacAndrews & Forbes (incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarter ended June 30, 2004 filed with the Commission on August 16, 2004).
10.27	Stockholders Agreement, dated as of February 20, 2004, by and between Revlon, Inc. and Fidelity (incorporated by reference to Exhibit 10.29 to the Revlon, Inc. February 23, 2004 Form 8-K).
10.28	Investment Agreement, dated as of February 5, 2003, among Revlon, Inc., Products Corporation and MacAndrews & Forbes Holdings (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Products Corporation filed with the Commission on February 5, 2003).
10.29	Investment Agreement, dated as of February 20, 2004, by and between Revlon, Inc. and MacAndrews & Forbes Holdings (as amended, the "2004 Investment Agreement") (incorporated by reference to Exhibit 10.30 of the Revlon, Inc. February 23, 2004 Form 8-K).
10.30	Amendment, dated as of March 24, 2004, to the 2004 Investment Agreement (incorporated by reference to Exhibit 10.33 to the Revlon, Inc. March 26, 2004 Form 8-K).

10.31	Second Amendment, dated as of March 7, 2005, to the 2004 Investment Agreement (incorporated by reference to Exhibit 10.31 to the Revlon, Inc. 2004 Form 10-K).
*10.32	Form of Purchase Agreement between Products Corporation and the Initial Purchasers named therein.
21.	Subsidiaries.
21.1	Subsidiaries of Revlon Consumer Products Corporation (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K of Products Corporation for the year ended December 31, 2004 filed with the Commission on March 10, 2004 (the "Products Corporation 2004 Form 10-K")).
24.	Powers of Attorney.
24.1	Power of Attorney executed by Ronald O. Perelman (incorporated by reference to Exhibit 24.1 to the Products Corporation 2004 Form 10-K).
24.2	Power of Attorney executed by Alan S. Berkinow (incorporated by reference to Exhibit 24.2 to the Products Corporation 2004 Form 10-K).
24.3	Power of Attorney executed by Donald G. Drapkin (incorporated by reference to Exhibit 24.3 to the Products Corporation 2004 Form 10-K).
24.4	Power of Attorney executed by Edward J. Landau (incorporated by reference to Exhibit 24.4 to the Products Corporation 2004 Form 10-K).
24.5	Power of Attorney executed by Barry F. Schwartz (incorporated by reference to Exhibit 24.5 to the Products Corporation 2004 Form 10-K).
*31.1	Certification of Jack L. Stahl, Chief Executive Officer, dated April 12, 2005, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Thomas E. McGuire, Chief Financial Officer, dated April 12, 2005, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1 (furnished herewith)	Certification of Jack L. Stahl, Chief Executive Officer, dated April 12, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (furnished herewith)	Certification of Thomas E. McGuire, Chief Financial Officer, dated April 12, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

3.    Dispositions

Described below are the principal sales of certain brands and facilities entered into by Products Corporation during 2004, 2003 and 2002:

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

(a) On July 9, 2004, Products Corporation entered into a credit agreement (the "2004 Credit Agreement") to refinance the credit agreement that it had entered into in 2001 and which was to mature in May 2005 (the "2001 Credit Agreement"). Products Corporation entered into the 2004 Credit Agreement with certain of its subsidiaries as local borrowing subsidiaries, a syndicate of lenders, whose individual members change from time to time, and Citicorp USA, Inc., as multi-currency administrative agent, term loan administrative agent and collateral agent. The 2004 Credit Agreement provides up to $960.0 and consists of an $800.0 term loan facility (the "Term Loan Facility") and a $160.0 asset-based multi-currency revolving credit facility (the "Multi-Currency Facility"), collectively referred to as the 2004 Credit Facilities". (See "Subsequent Events" in Note 19 to the Consolidated Financial Statements.) Products Corporation may request the Multi-Currency Facility to be increased from time to time in an aggregate principal amount not to exceed $50.0 subject to certain exceptions and subject to the lenders' agreement. The Multi-Currency Facility is available to: (i) Products Corporation in revolving credit loans denominated in U.S. dollars, (ii) Products Corporation in swing line loans denominated in U.S. dollars up to $25.0, (iii) Products Corporation in standby and commercial letters of credit denominated in U.S. dollars up to $50.0 and (iv) Products Corporation and certain of its international subsidiaries in revolving credit loans and bankers' acceptances denominated in U.S. dollars and other currencies (the "Local Loans"), in each case subject to borrowing base availability that is determined based on the value of eligible accounts receivable, eligible inventory and eligible real property and equipment from time to time. If the value of the eligible assets is not sufficient to support the $160.0 borrowing base, Products Corporation will not have full access to the Multi-Currency Facility. Products Corporation's ability to make borrowings under the Multi-Currency Facility is also conditioned upon the satisfaction of certain conditions precedent and Products Corporation's compliance with other covenants in the 2004 Credit Agreement, including a fixed charge coverage ratio that applies when the excess borrowing base is less than $30.0.

The Multi-Currency Facility will terminate on July 9, 2009 and the loans under the Term Loan Facility will mature on July 9, 2010; provided that the 2004 Credit Facilities will terminate on October 31, 2005 if Products Corporation's 8 1/8% Senior Notes are not repaid, redeemed, repurchased or defeased in full as provided in the 2004 Credit Agreement on or before such date, on July 31, 2006 if Products Corporation's 9% Senior Notes are not repaid redeemed, repurchased or defeased in full on or before such date, and on October 30, 2007 if Products Corporation's 8 5/8% Senior Subordinated Notes are not repaid redeemed, repurchased or defeased on or before such date such that not more than $25.0 in aggregate principal amount of the 8 5/8% Senior Subordinated Notes remains outstanding (as each such series of notes is hereinafter defined). In addition, it would be an event of default under the 2004 Credit Agreement if Revlon, Inc. failed to undertake an approximately $110.0 equity offering and transfer the net proceeds of such offering to Products Corporation to reduce Products Corporation's outstanding indebtedness by March 31, 2006. (See "Subsequent Events" in Note 19 to the Consolidated Financial Statements.)

In March 2005, Revlon, Inc. and MacAndrews & Forbes amended MacAndrews & Forbes' obligation under the 2004 Investment Agreement (as hereinafter defined) to backstop a $109.7 equity offering to be conducted by Revlon, Inc. by accelerating such obligation to October 31, 2005 from March 31, 2006 in the event that Products Corporation has not as of such date refinanced the 8 1/8% Senior Notes and, therefore, Revlon, Inc. uses an equity offering to effect such refinancing. In accordance with SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced," $107.7 (being $109.7, less estimated future transaction costs) of the 8 1/8% Senior Notes have been classified as long-term due to such amendment to the 2004 Investment Agreement. (See "Subsequent Events" in Note 19 to the Consolidated Financial Statements.)

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

Prior to the termination date of the Term Loan Facility, on October 15, January 15, April 15 and July 15 of each year (commencing October 15, 2005) Products Corporation shall repay $2.0 in aggregate principal amount of the term loans outstanding under the Term Loan Facility on each respective date. In addition, the loans under the Term Loan Facility are required to be prepaid with: (i) the net proceeds in excess of $10.0 each year (subject to limited carryover to subsequent years) received during such year from sales of Term Loan First Lien Collateral (as defined below) by Products Corporation or any of its subsidiary guarantors (and in excess of an additional $25.0 in the aggregate during the term of the 2004 Credit Facilities with respect to certain specified dispositions), subject to certain limited exceptions, (ii) certain net proceeds from equity offerings by Revlon, Inc. that are not used to redeem, repurchase or defease the 8 1/8% Senior Notes, the 9% Senior Notes, the 8 5/8% Senior Subordinated Notes or certain other indebtedness, (iii) the net proceeds from the issuance by Products Corporation or any of its subsidiaries of certain additional debt and (iv) 50% of Products Corporation's Excess Cash Flow (as defined in the 2004 Credit Agreement) for any fiscal year. (See "Subsequent Events" in Note 19 to the Consolidated Financial Statements.)

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

The 2004 Credit Agreement contains various restrictive covenants prohibiting Products Corporation and its subsidiaries from (i) incurring additional indebtedness or guarantees, with certain exceptions, (ii) making dividend and other payments or loans to Revlon, Inc. or other affiliates, with certain exceptions, including among others, exceptions permitting Products Corporation to pay dividends or make other payments to Revlon, Inc. to finance the actual payment by Revlon, Inc. of expenses and obligations incurred by Revlon, Inc. to enable Revlon, Inc. to, among other things, pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting fees, regulatory fees such as the Securities and Exchange Commission (the "Commission") filing fees and other miscellaneous expenses related to being a public holding company and, subject to certain circumstances, to finance the purchase by Revlon, Inc. of Revlon Class A Common Stock in connection with the delivery of such Revlon Class A Common Stock to grantees under the Amended and Restated Revlon, Inc. Stock Plan (the "Stock Plan"), and, subject to certain limitations, to pay dividends or make other payments to finance the purchase, redemption or other retirement for value by Revlon, Inc. of stock or other equity interests or equivalents in Revlon, Inc. held by any current or former director, employee or consultant in his or her capacity as such, (iii) creating liens or other encumbrances on Products Corporation's or its subsidiaries' assets or revenues, granting negative pledges or selling or transferring any of Products Corporation's or its subsidiaries' assets, all subject to certain limited exceptions, (iv) with certain exceptions, engaging in merger or acquisition transactions, (v) prepaying indebtedness and modifying the terms of certain indebtedness and specified material contractual obligations, subject to certain exceptions (including, without limitation, prepaying one or more of the 8 1/8% Notes, 9% Notes or 8 5/8% Senior Subordinated Notes with the proceeds of certain equity offerings, including the approximate $110 equity offering to be conducted by Revlon, Inc. prior to March 31, 2006 and to be back-stopped by MacAndrews & Forbes up to such amount, or with certain permitted refinancing indebtedness), (vi) making investments, subject to certain exceptions, and (vii) entering into transactions with affiliates of Products Corporation other than upon terms no less favorable to Products Corporation or its subsidiaries than it would obtain in an arms' length transaction. In addition to the foregoing, the 2004 Credit Agreement contains financial covenants limiting the senior secured leverage ratio of Products Corporation (the ratio of Products Corporation's Senior Secured Debt to EBITDA, as each such term is defined in the 2004 Credit Agreement) to 5.50 to 1.00 for the four consecutive quarters ending during the period from December 31, 2004 to September 30, 2005; 5.00 to 1.00 for the four consecutive quarters ending during the period from December 31, 2005 to December 31, 2006; and 4.50 to 1.00 for the four consecutive quarters ending March 31, 2007 and each subsequent quarter until the maturity date of the 2004 Credit Agreement, and, under circumstances when the excess borrowing base under the Multi-Currency Facility is less than $30.0 for a period of 30 consecutive days or more, requiring Products Corporation to maintain a consolidated fixed charge coverage ratio (the ratio of EBITDA minus Capital Expenditures to Cash Interest Expense for such period, as each such term is defined in the 2004 Credit Agreement) of 1.00 to 1.00. The Company was in compliance with these covenants at December 31, 2004. (See "Subsequent Events" in Note 19 to the Consolidated Financial Statements.)

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

(b) The 8 1/8% Senior Notes due 2006 (the "8 1/8% Senior Notes") are senior unsecured obligations of Products Corporation and rank equally in right of payment with all existing and future senior debt of Products Corporation, including the 9% Senior Notes, the indebtedness under the 2004 Credit Agreement and the indebtedness under the 2004 Consolidated MacAndrews & Forbes Line of Credit (as hereinafter defined) and are senior to the 8 5/8% Senior Subordinated Notes and to all future subordinated indebtedness of Products Corporation. The 8 1/8% Senior Notes are effectively subordinated to the outstanding indebtedness and other liabilities of Products Corporation's subsidiaries. Interest is payable on February 1 and August 1. (See "Subsequent Events" in Note 19 to the Consolidated Financial Statements.)

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

(c) The 9% Senior Notes due 2006 (the "9% Senior Notes") are senior unsecured obligations of Products Corporation and rank equally in right of payment with all existing and future senior debt of Products Corporation, including the 8 1/8% Senior Notes, the indebtedness under the 2004 Credit Agreement and the indebtedness under the 2004 Consolidated MacAndrews & Forbes Line of Credit and are senior to the 8 5/8% Senior Subordinated Notes and to all future subordinated indebtedness of Products Corporation. The 9% Senior Notes are effectively subordinated to outstanding indebtedness and other liabilities of Products Corporation's subsidiaries. Interest is payable on May 1 and November 1. (See "Subsequent Events" in Note 19 to the Consolidated Financial Statements.)

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

The indentures for the 8 1/8% Senior Notes, the 9% Senior Notes and the 8 5/8% Senior Subordinated Notes contain customary events of default for debt instruments of such type and each include a cross acceleration provision which provides that it shall be an event of default under each such indenture if any debt (as defined in each such indenture) of Products Corporation or any of its significant subsidiaries (as defined in each such indenture) is not paid within any applicable grace period after final maturity or is accelerated by the holders of such debt because of a default and the total principal amount of the portion of such debt that is unpaid or accelerated exceeds $25.0 and such default continues for 10 days after notice from the trustee under each such indenture. If any such event of default occurs, the trustee under each such indenture or the holders of at least 25% in principal amount of the outstanding notes under each such indenture may declare all such notes to be due and payable immediately, provided that the holders of a majority in aggregate principal amount of the outstanding notes under each such indenture may, by notice to the trustee, waive any such default or event of default and its consequences under each such indenture. (See "Subsequent Events" in Note 19 to the Consolidated Financial Statements.)

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

On February 20, 2004, Revlon, Inc. and MacAndrews & Forbes also entered into an investment agreement (the "2004 Investment Agreement") pursuant to which MacAndrews and Forbes committed to assisting Revlon, Inc. with its goal of reducing Products Corporation's indebtedness by an additional $200 in the aggregate by the end of 2004 and further by an additional $100 in the aggregate by March 2006. Pursuant to the 2004 Investment Agreement, MacAndrews & Forbes agreed, among other things, (i) to the extent that a minimum of $150 aggregate principal amount of notes were not tendered in the Revlon Exchange Transaction, to back-stop the exchange offers by subscribing for additional shares of Revlon Class A Common Stock at a purchase price of $2.50 per share, to the extent of any shortfall, the proceeds of which would be used to reduce Products Corporation's outstanding indebtedness; (ii) to back-stop a rights offering in an amount necessary to meet the $200 aggregate debt reduction target by December 31, 2004, not to exceed $50 since at least $150 of debt reduction in the aggregate was ensured as a result of the MacAndrews & Forbes back-stop obligations discussed in (i) above; and (iii) to back-stop a rights offering in an amount necessary to meet the $300 aggregate debt reduction target by March 31, 2006, not to exceed $100 since at least $200 of debt reduction in the aggregate is ensured as a result of the back-stop obligations discussed in (i) and (ii) above (such equity offerings together with the Revlon Exchange Transactions are the "Debt Reduction Transactions"). In connection with the closing of the Revlon Exchange Transactions on March 25, 2004, MacAndrews & Forbes Holdings executed a joinder agreement to the Revlon, Inc. registration rights agreement pursuant to which all Revlon Class A Common Stock acquired by MacAndrews & Forbes Holdings will be deemed to be registrable securities.

In connection with consummating the Revlon Exchange Transactions, Revlon, Inc.'s plan to launch a rights offering and use the proceeds to reduce Products Corporation's debt by a further $50 by year-end 2004 was reduced to $9.7, as a result of $190.3 of notes having been exchanged in excess of the notes committed to be exchanged by MacAndrews & Forbes and Fidelity under their respective support agreements. This $190.3 more than satisfied Revlon, Inc.'s plan to reduce debt by $150 in connection with the Revlon Exchange Transactions pursuant to the support agreements with MacAndrews & Forbes and Fidelity. The $40.3 difference satisfied all but $9.7 of the Company's plan to reduce debt (in addition to the Revlon Exchange Notes) by a further $50 by year-end 2004. Because the costs and expenses, as well as the use of organizational resources, associated with a $9.7 rights offering would have been unduly disproportionate, Revlon, Inc.'s support and investment agreements with MacAndrews & Forbes and Fidelity relating to the Company's debt reduction plan were amended to enable Revlon, Inc. to satisfy the remaining $9.7 of debt reduction as part of the final stage of the Company's debt reduction plan. Therefore, Revlon, Inc. now intends to conduct an equity offering of approximately $110 by the end of March 2006 and to use such proceeds to reduce Products Corporation's debt. Consistent with agreements between MacAndrews & Forbes and Revlon, Inc. entered into contemporaneously with the agreements relating to the Revlon Exchange Transactions, MacAndrews & Forbes agreed to back-stop the $110 equity offering. Under the 2004 Credit Agreement, unless Products Corporation refinances its 8 1/8% Senior Notes, with $116.1 aggregate principal amount outstanding, by October 31, 2005, the 2004 Credit Agreement would terminate on October 31, 2005. In March 2005, Revlon, Inc. and MacAndrews & Forbes Holdings amended the 2004 Investment Agreement by accelerating MacAndrews & Forbes Holdings' obligation to backstop a $109.7 equity offering to be conducted by Revlon, Inc. to October 31, 2005 from March 31, 2006 in the event that Products Corporation has not as of such date refinanced the 8 1/8% Senior Notes and, therefore, Revlon, Inc. uses an equity offering to effect such refinancing. (See "Subsequent Events" in Note 19 to the Consolidated Financial Statements.)

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

The terms of the 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit, the 8 5/8% Senior Subordinated Notes, the 8 1/8% Senior Notes and the 9% Senior Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting fees, regulatory fees such as Commission filing fees and other miscellaneous expenses related to being a public holding company and, subject to certain limitations, to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of Revlon Class A Common Stock in connection with the delivery of such Revlon Class A Common Stock to grantees under the Stock Plan. (See "Subsequent Events" in Note 19 to the Consolidated Financial Statements.)

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

Reimbursement Agreements

Revlon, Inc., Products Corporation and MacAndrews & Forbes Inc. have entered into reimbursement agreements (the "Reimbursement Agreements") pursuant to which (i) MacAndrews & Forbes Inc. is obligated to provide (directly or through affiliates) certain professional and administrative services, including employees, to Revlon, Inc. and its subsidiaries, including Products Corporation, and purchase services from third party providers, such as insurance, legal and accounting services and air transportation services, on behalf of Revlon, Inc. and its subsidiaries, including Products Corporation, to the extent requested by Products Corporation, and (ii) Products Corporation is obligated to provide certain professional and administrative services, including employees, to MacAndrews & Forbes Inc. (and its affiliates) and purchase services from third party providers, such as insurance and legal and accounting services, on behalf of MacAndrews & Forbes Inc. (and its affiliates) to the extent requested by MacAndrews & Forbes Inc., provided that in each case the performance of such services does not cause an unreasonable burden to MacAndrews & Forbes Inc. or Products Corporation, as the case may be. Products Corporation reimburses MacAndrews & Forbes Inc. for the allocable costs of the services purchased for or provided to Products Corporation and its subsidiaries and for reasonable out-of-pocket expenses incurred in connection with the provision of such services. MacAndrews & Forbes Inc. (or such affiliates) reimburses Products Corporation for the allocable costs of the services purchased for or provided to MacAndrews & Forbes Inc. (or such affiliates) and for the reasonable out-of-pocket expenses incurred in connection with the purchase or provision of such services. Each of Revlon, Inc. and Products Corporation, on the one hand, and MacAndrews & Forbes Inc., on the other, has agreed to indemnify the other party for losses arising out of the provision of services by it under the Reimbursement Agreements other than losses resulting from its willful misconduct or gross negligence. The Reimbursement Agreements may be terminated by either party on 90 days' notice. Products Corporation does not intend to request services under the Reimbursement Agreements unless their costs would be at least as favorable to Products Corporation as could be obtained from unaffiliated third parties. Revlon, Inc. and Products Corporation participate in MacAndrews & Forbes' directors and officers liability insurance program, which covers Revlon, Inc. and Products Corporation, as well as MacAndrews & Forbes and its other affiliates. The limits of coverage are available on an aggregate basis for losses to any or all of the participating companies and their respective directors and officers. Revlon, Inc. and Products Corporation reimburse MacAndrews & Forbes for their allocable portion of the premiums for such coverage, which the Company believes, is more favorable than the premiums Products Corporation would pay were it to secure stand-alone coverage. The amounts paid by Revlon, Inc. and Products Corporation to MacAndrews & Forbes for premiums are included in the amounts paid under the Reimbursement Agreements. The net amounts reimbursable by (payable to) MacAndrews & Forbes Inc. to (by) Products Corporation for the services provided under the Reimbursement Agreements for 2004, 2003 and 2002, were $1.0, $(2.7) and $0.8, respectively.

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

The 2004 Credit Agreement is, and prior to the redemption of all Product Corporation's outstanding 12% Senior Secured Notes in July and August 2004, the 12% Senior Secured Notes were, supported by, among other things, guaranties from Revlon, Inc. and, subject to certain limited exceptions, all of the domestic subsidiaries of Products Corporation. The obligations under such guaranties are and were secured by, among other things, the capital stock of Products Corporation and, subject to certain limited exceptions, the capital stock of all of Products Corporation's domestic subsidiaries and 66% of the capital stock of Products Corporation's and its domestic subsidiaries' first-tier foreign subsidiaries. In connection with the Revlon Exchange Transactions, on February 11, 2004, Revlon, Inc. entered into supplemental indentures pursuant to which it agreed to guarantee the obligations of Products Corporation under the indentures governing Products Corporation's 8 1/8% Senior Notes, 9% Senior Notes and 8 5/8% Senior Subordinated Notes. (See "Subsequent Events" in Note 19 to the Consolidated Financial Statements.)

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

19.    Subsequent Events (Unaudited)

On March 11, 2005, Products Corporation entered into, and on March 16, 2005 consummated the transactions contemplated by, a Purchase Agreement (the "Purchase Agreement") with certain initial purchasers (the "Initial Purchasers") for the sale of $310 aggregate principal amount of its 9½% Senior Notes due 2011 (the "9½% Senior Notes"). On March 16, 2005, Revlon, Inc. issued a press release announcing that Products Corporation had completed its previously announced offering of $310 aggregate principal amount of the 9½% Senior Notes. The offering and the related transactions extended the maturities of Products Corporation's debt that would have otherwise been due in 2006 and reduced, in part, Products Corporation's exposure to floating rate debt.

Concurrently with the sale of the 9½% Senior Notes, Revlon, Inc. on March 16, 2005 also announced that on April 15, 2005 Products Corporation will redeem all of the $116.2 aggregate principal amount outstanding of its 8 1/8% Senior Notes and all of the $75.5 aggregate principal amount outstanding of its 9% Senior Notes and that it has effected a covenant defeasance of its 8 1/8% Senior Notes and 9% Senior Notes by (i) mailing on March 16, 2005 irrevocable notices of redemption with respect to such notes, and (ii) irrevocably depositing on March 16, 2005 in trust with the trustee under the indentures an amount sufficient to redeem such notes. Revlon, Inc. also indicated that Products Corporation used a portion of the proceeds from the offering (i) to prepay $100 of indebtedness outstanding under the Term Loan Facility of its 2004 Credit Agreement, together with accrued interest and the $5.0 prepayment fee associated with such prepayment, and (ii) to pay a portion of the fees and expenses incurred in connection with the transactions described above (such transactions being referred to as the "2005 Refinancing Transactions").

The 9½% Senior Notes were issued by Products Corporation pursuant to an indenture, dated as of March 16, 2005 (the "9½% Senior Notes Indenture"), by and between Products Corporation and U.S. Bank National Association, as trustee. Pursuant to the terms of the 9½% Senior Notes Indenture, the 9½% Senior Notes are senior unsecured debt of Products Corporation equal in right of payment with any of Products Corporation's present and future senior indebtedness. The 9½% Senior Notes bear interest at an annual rate of 9½%, which will be payable on April 1 and October 1 of each year, commencing on October 1, 2005. The 9½% Senior Notes Indenture provides that Products Corporation may redeem the 9½% Senior Notes at its option in whole or in part at any time on or after April 1, 2008, at the redemption prices set forth in the 9½% Senior Notes Indenture. In addition, at any time prior to April 1, 2008, Products Corporation is entitled to redeem up to 35% of the aggregate principal amount of the 9½% Senior Notes at a redemption price of 109.5% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date fixed for redemption, with, and, to the extent actually received, the net cash proceeds of one or more public equity offerings, provided that at least 65% of the aggregate principal amount of the 9½% Senior Notes originally issued remains outstanding immediately after giving effect to such redemption. In addition, the 9½% Senior Notes Indenture provides that Products Corporation is entitled to redeem the 9½% Senior Notes at any time or from time to time prior to April 1, 2008, at a redemption price per note equal to the sum of (1) the then outstanding principal amount thereof, plus (2) accrued and unpaid interest (if any) to the date of redemption, plus (3) the greater of (i) 1.0% of the then outstanding principal amount of such note at such time and (ii) the excess of (A) the present value at such redemption date of (1) the redemption price of such note on April 1, 2008 (exclusive of any accrued interest) plus (2) all required remaining scheduled interest payments due on such note through April 1, 2008, computed using a discount rate equal to the applicable treasury rate plus 75 basis points, over (B) the then outstanding principal amount of such note at such time. Pursuant to the 9½% Senior Notes Indenture, upon a change of control (as defined in the 9½% Senior Notes Indenture), each holder of the 9½% Senior Notes has the right to require Products Corporation to make an offer to repurchase all or a portion of such holder's 9½% Senior Notes at a price equal to 101% of the principal amount of such holder's 9½% Senior Notes plus accrued interest.

The 9½% Senior Notes Indenture contains covenants which, subject to certain exceptions, limit the ability of Products Corporation and its subsidiaries to, among other things, incur additional indebtedness, pay dividends on or redeem or repurchase stock, engage in certain asset sales, make certain types of investments and other restricted payments, engage in transactions with affiliates, restrict dividends or payments from subsidiaries and create liens on their assets. The 9½% Senior Notes Indenture contains customary events of default.

In connection with the issuance of the 9½% Senior Notes, on March 16, 2005, Products Corporation entered into a Registration Agreement (the "9½% Senior Notes Registration Agreement") with the Initial Purchasers for the benefit of holders of the 9½% Senior Notes. Pursuant to the 9½% Senior Notes Registration Agreement, among other things, Products Corporation agreed that it will, at its cost, (i) by the 90th day after the closing of the offering of the 9½% Senior Notes (or June 14, 2005), file a registration statement with the Commission with respect to a registered offer to exchange the 9½% Senior Notes for exchange notes (the "9½% Exchange Notes"), which will have terms substantially identical in all material respects to the 9½% Senior Notes (except that the 9½% Exchange Notes will not contain terms with respect to registration rights, transfer restrictions and interest rate increases) and (ii) by the 180th day after the closing of the offering of the 9½% Senior Notes (or September 12, 2005), use its best efforts to cause the exchange offer registration statement to be declared effective under the Securities Act of 1933, as amended (the "Securities Act"). Products Corporation agreed to keep the exchange offer open for not less than 30 days (or longer if required by applicable law) after the date notice of the exchange offer is mailed to the holders of the 9½% Senior Notes. In addition, Products Corporation agreed that, in the event that applicable interpretations of the staff of the Commission do not permit Products Corporation to effect such an exchange offer, or if for any other reason the exchange offer is not consummated by the 210th day after the closing of the offering of the 9½% Senior Notes (or October 12, 2005), it will, at its cost, (a) as promptly as practicable, file a shelf registration statement covering resales of the 9½% Senior Notes, (b) use its best efforts to cause the shelf registration statement to be declared effective under the Securities Act and (c) use its best efforts to keep effective the shelf registration statement until two years after its effective date. Products Corporation also agreed that, if by the 90th day following the closing of the offering of the 9½% Senior Notes (or June 14, 2005), a registration statement has not been filed with the Commission with respect to the exchange offer or the resale of the 9½% Senior Notes, the rate per annum at which the 9½% Senior Notes bear interest will increase by 0.5% from and including such date, until but excluding the earlier of (i) the date such registration statement is filed and (ii) the 210th day after the closing of the offering of the 9½% Senior Notes (or October 12, 2005); and if by such date, neither (i) the exchange offer is consummated nor (ii) the shelf registration statement is declared effective, the rate per annum at which the 9½% Senior Notes bear interest will increase by 0.5% from and including such date, until but excluding the earlier of (i) the consummation of the exchange offer and (ii) the effective date of a shelf registration statement.

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

Dated: April 12, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant on April 12, 2005 and in the capacities indicated.

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