Form 10-Q
period 2006-06-30
REVLON CONSUMER PRODUCTS CORP
filed 2006-08-04
CIK 890547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes       No

The number of shares outstanding of the registrant’s common stock was 5,260 shares as of June 30, 2006, all of which were held by its parent, Revlon, Inc., an indirect majority-owned subsidiary of MacAndrews & Forbes Holdings Inc.

Total Pages – 37

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21.2	$32.4
Trade receivables, less allowances of $16.2 and $18.9 as of June 30, 2006 and December 31, 2005, respectively	173.0	282.2
Inventories	230.2	220.6
Prepaid expenses and other	65.9	61.5
Total current assets	490.3	596.7
Property, plant and equipment, net	120.5	119.7
Other assets	172.8	146.0
Goodwill, net	186.1	186.0
Total assets	$969.7	$1,048.4
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current liabilities:
Short-term borrowings	$12.1	$9.0
Current portion of long-term debt	5.3	—
Accounts payable	110.2	133.1
Accrued expenses and other	298.2	328.4
Total current liabilities	425.8	470.5
Long-term debt	1,403.3	1,413.4
Other long-term liabilities	258.1	255.7
Stockholder’s deficiency:
Preferred stock, par value $1.00 per share; 1,000 shares authorized, 546 shares issued and outstanding	54.6	54.6
Common stock, par value $1.00 per share; 10,000 shares authorized and 5,260 shares issued and outstanding	—	—
Additional paid-in capital	814.4	699.8
Accumulated deficit	(1,865.5)	(1,723.9)
Accumulated other comprehensive loss	(121.0)	(121.7)
Total stockholder’s deficiency	(1,117.5)	(1,091.2)
Total liabilities and stockholder’s deficiency	$969.7	$1,048.4

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$321.1	$318.3	$646.6	$619.2
Cost of sales	138.0	118.9	255.3	233.1
Gross profit	183.1	199.4	391.3	386.1
Selling, general and administrative expenses	226.7	199.6	441.3	386.4
Restructuring (benefit) costs, net	0.5	(0.2)	9.5	1.5
Operating loss	(44.1)	(0.0)	(59.5)	(1.8)
Other expenses (income):
Interest expense	35.9	31.8	71.1	61.5
Interest income	(0.5)	(1.2)	(0.8)	(2.4)
Amortization of debt issuance costs	1.8	1.7	3.6	3.3
Foreign currency (gains) losses, net	(0.4)	(1.2)	(1.2)	1.3
Loss on early extinguishment of debt	0.4	1.5	0.4	9.0
Miscellaneous, net	0.7	0.2	0.4	1.6
Other expenses, net	37.9	32.8	73.5	74.3
Loss before income taxes	(82.0)	(32.8)	(133.0)	(76.1)
Provision for income taxes	3.2	3.2	8.6	6.8
Net loss	$(85.2)	$(36.0)	$(141.6)	$(82.9)

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDER’S DEFICIENCY
AND COMPREHENSIVE LOSS
(dollars in millions)

	Preferred Stock	Additional Paid-In- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder’s Deficiency
Balance, January 1, 2006	$54.6	$699.8	$(1,723.9)	$(121.7)	$(1,091.2)
Capital contribution from direct parent		107.5			107.5
Stock option compensation		4.5			4.5
Amortization of deferred compensation for restricted stock		2.6			2.6
Comprehensive loss:
Net loss			(141.6)		(141.6)
Revaluation of foreign currency forward exchange contracts				0.6	0.6
Currency translation adjustment				0.1	0.1
Total comprehensive loss					(140.9)
Balance, June 30, 2006	$54.6	$814.4	$(1,865.5)	$(121.0)	$(1,117.5)

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(141.6)	$(82.9)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	54.8	48.6
Amortization of debt discount	0.3	—
Stock compensation amortization	7.1	3.1
Loss on early extinguishment of debt	0.4	9.0
Change in assets and liabilities:
Decrease in trade receivables	110.4	47.5
Increase in inventories	(8.3)	(39.7)
Decrease (increase) in prepaid expenses and other current assets	(2.9)	—
(Decrease) increase in accounts payable	(17.9)	6.9
Decrease in accrued expenses and other current liabilities	(50.4)	(23.6)
Purchase of permanent displays	(68.9)	(28.5)
Other, net	21.5	12.8
Net cash used for operating activities	(95.5)	(46.8)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11.3)	(9.6)
Investment in debt defeasance trust	—	(197.9)
Liquidation of investment in debt defeasance trust	—	197.9
Net cash used for investing activities	(11.3)	(9.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(2.7)	2.2
Borrowings under the Multi-Currency Facility, net	104.6	—
Proceeds from the issuance of long-term debt	—	310.0
Repayment of long-term debt, including prepayment fee and premiums	(109.7)	(297.9)
Payment of financing costs	(3.3)	(8.9)
Capital contribution from direct parent, net	107.5	—
Net cash provided by financing activities	96.4	5.4
Effect of exchange rate changes on cash and cash equivalents	(0.8)	(3.1)
Net decrease in cash and cash equivalents	(11.2)	(54.1)
Cash and cash equivalents at beginning of period	32.4	120.8
Cash and cash equivalents at end of period	$21.2	$66.7
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$72.7	$60.3
Income taxes, net of refunds	$8.0	$8.1

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(1) Basis of Presentation

Revlon Consumer Products Corporation (‘‘Products Corporation’’ and together with its subsidiaries, the ‘‘Company’’) manufactures and sells an extensive array of cosmetics, skincare, fragrances, beauty tools, hair color, anti-perspirants/deodorants and other personal care products. The Company's principal customers include large mass volume retailers and chain drug stores, as well as certain department stores and other specialty stores, such as perfumeries. The Company also sells consumer products to U.S. military exchanges and commissaries and has a licensing group, pursuant to which the Company licenses certain of its key brand names to third parties for complementary beauty-related products and accessories.

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

Certain prior year amounts have been reclassified to conform to the current period's presentation, due to the transfer, during the second quarter of 2006, of management responsibility for the Company’s Canadian operations from the Company’s North American operations to the European region of its international operations.

Stock-Based Compensation

Prior to January 1, 2006 (including the three- and six-month periods ended June 30, 2005), the Company applied the intrinsic value method as outlined in Accounting Principles Board (‘‘APB’’) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB No. 25’’) and related interpretations in accounting for stock options granted. Under the intrinsic value method, no compensation expense was recognized in fiscal periods ended prior to January 1, 2006 if the exercise price of the Company’s employee stock options was greater than or equal to the market price of Revlon, Inc.’s Class A common stock, par value of $0.01 per share (the ‘‘Class A Common Stock’’) on the date of the grant. Since all options granted under Revlon, Inc.’s Stock Plan (as hereinafter defined) had an exercise price equal to the market value

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

of the underlying Class A Common Stock on the date of grant, no compensation expense was recognized in the accompanying consolidated statements of operations for the fiscal periods ended on or before December 31, 2005 (including the three- and six-month periods ended June 30, 2005) on stock options granted to employees.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123(R), ‘‘Share-Based Payment’’ (‘‘SFAS No. 123(R)’’). This statement, which replaces SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS No. 123’’) and supersedes APB No. 25. SFAS No. 123(R), requires that effective for fiscal periods ending after December 31, 2005 all stock-based compensation be recognized as an expense, net of the effect of expected forfeitures, in the financial statements and that such expense be measured at the fair value of the Company’s stock-based awards. The Company uses the modified prospective method of application, which requires recognition of compensation expense on a prospective basis. Therefore, the Company’s financial statements for fiscal periods ended on or before December 31, 2005 have not been restated to reflect compensation expense in respect of awards of stock options under the Stock Plan. Under this method, in addition to reflecting compensation expense for new share-based awards granted on or after January 1, 2006, expense is also recognized to reflect the remaining service period (generally, the vesting period of the award) of awards that had been included in the Company’s pro forma disclosures in fiscal periods ended on or before December 31, 2005. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the six-month period ended June 30, 2006, no adjustments have been made to the cash flow statement, as any excess tax benefits that would have been realized have been fully provided for, given the Company’s historical losses and deferred tax valuation allowance.

Recent Accounting Pronouncements

In June 2006, the FASB issued Financial Interpretation Number (‘‘FIN’’) 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109’’. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48.

(2) Stock Compensation Plan

The Company maintains an Amended and Restated Revlon, Inc. Stock Plan (the ‘‘Stock Plan’’) which provides for the issuance of awards of shares of Revlon, Inc.'s Class A Common Stock in the form of stock options, stock appreciation rights and restricted or unrestricted stock to eligible employees and directors of Revlon, Inc. and its subsidiaries, including Products Corporation.

Stock options

Total net stock option compensation expense includes amounts attributable to the granting of, and the remaining requisite service period of, stock options issued under the Stock Plan, which awards were unvested at January 1, 2006 or granted on or after such date. Net stock option compensation expense in the three- and six-month periods ended June 30, 2006 was $2.1 million and $4.5 million, respectively. As of June 30, 2006, the total unrecognized stock option compensation expense related to unvested stock options in the aggregate was $8.8 million.

Prior to the Company's adoption of SFAS No. 123(R), SFAS No. 123 required that the Company provide pro forma information regarding net loss and net loss per common share as if compensation

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

expense for the Company's stock-based awards had been determined in accordance with the fair value method prescribed therein. The Company had previously adopted the disclosure portion of SFAS No. 148, ‘‘Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statements No. 123’’ (‘‘SFAS No. 148’’), requiring quarterly SFAS No. 123 pro forma disclosure. The pro forma charge for compensation expense related to stock-based awards granted was recognized over the service period. For stock options, the service period represents the period of time between the date of grant and the date each stock option becomes exercisable without consideration of acceleration provisions (e.g., retirement, change of control and similar types of acceleration events).

A summary of the status of stock option grants under the Stock Plan as of June 30, 2006 and changes during the six-month period then ended is presented below:

	Shares (000’s)	Weighted Average Exercise Price
Outstanding at January 1, 2006	33,033.1	$4.25
Granted	12.5	3.05
Exercised	(47.2)	3.02
Forfeited and expired	(593.2)	4.84
Outstanding at March 31, 2006	32,405.2	4.24
Granted	10.0	1.46
Exercised	(13.3)	2.59
Forfeited and expired	(1,351.8)	3.51
Outstanding at June 30, 2006	31,050.1	4.27

The weighted average grant date fair value of options granted during the six-month periods ended June 30, 2006 and 2005 approximated $1.30 and $1.37, respectively, and was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2006	2005
Expected life of option (a)	4.75 years	4.75 years
Risk-free interest rate (b)	4.84%	3.95%
Expected volatility (c)	64%	61%
Expected dividend yield (d)	N/A	N/A

(a)	The expected life of an option is calculated using a formula based on the vesting term and contractual life of the option.

(b)	The risk-free interest rate is based upon the rate in effect at the time of the option grant on a zero coupon U.S. Treasury bill for periods approximating the expected life of the option.

(c)	Expected volatility is based on the daily historical volatility of the NYSE closing price of Revlon, Inc.’s Class A Common Stock price over the expected life of the option.

(d)	Assumes a dividend rate of nil on Revlon, Inc.’s Class A Common Stock for options granted during the six-month periods ended June 30, 2006 and 2005, respectively.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The following table summarizes information about the Stock Plan's options outstanding at June 30, 2006:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options (000’s)	Weighted Average Years Remaining	Weighted Average Exercise Price	Number of Options (000’s)	Weighted Average Exercise Price
$ 1.46 to $ 3.78	27,832.4	5.09	$2.99	13,869.7	$3.07
3.82 to 6.88	1,400.6	5.36	4.84	972.1	5.28
7.06 to 15.00	992.4	3.38	10.62	992.4	10.62
18.50 to 50.00	824.7	1.44	38.85	824.7	38.85
1.46 to 50.00	31,050.1			16,658.9

Restricted stock awards

The Stock Plan also allows for awards of restricted stock consisting of shares of Revlon, Inc. Class A Common Stock to employees and directors of Revlon, Inc. and its subsidiaries, including Products Corporation. The restricted stock awards vest over service periods that range from three to five years.

A summary of the status of grants of restricted stock under the Stock Plan and Supplemental Stock Plan (as hereinafter defined) as of June 30, 2006 and changes during the six-month period then ended is presented below:

Shares (000’s)
Outstanding at January 1, 2006	3,810.0
Granted	—
Vested (a)(b)	(300.0)
Forfeited and expired	—
Outstanding at March 31, 2006	3,510.0
Granted	—
Vested (b)	(1,421.7)
Forfeited and expired	(63.3)
Outstanding at June 30, 2006	2,025.0

(a)	Of the amount vested during the three-month period ended March 31, 2006, 17,594 shares were withheld by Revlon, Inc. to satisfy a certain grantee’s minimum withholding tax requirements.

(b)	Of the amount vested during the three- and six-month periods ended June 30, 2006, 156,857 and 174,451 shares, respectively were withheld by Revlon, Inc. to satisfy certain grantees’ minimum withholding tax requirements.

In 2002, Revlon, Inc. adopted the Revlon, Inc. 2002 Supplemental Stock Plan (the ‘‘Supplemental Stock Plan’’), the purpose of which was to provide Mr. Jack Stahl, the sole eligible participant, with inducement awards to entice him to join the Company as its President and Chief Executive Officer to enhance the Company's long-term performance and profitability. The Supplemental Stock Plan covers 530,000 shares of Class A Common Stock. All of the 530,000 shares were issued in the form of restricted shares of Class A Common Stock to Mr. Stahl in February 2002. The terms of the Supplemental Stock Plan and the foregoing grant of restricted shares to Mr. Stahl are substantially the same as the terms and

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

grants under the Stock Plan. Pursuant to the terms of the Supplemental Stock Plan, such grant was made conditioned upon his execution of the Company's standard Employee Agreement as to Confidentiality and Non-Competition.

Generally, no dividends will be paid on unvested restricted stock, provided, however, that in connection with the 2002 grants to Mr. Stahl of 470,000 shares of restricted stock under the Stock Plan and 530,000 shares of restricted stock under the Supplemental Stock Plan (of which an aggregate 500,000 shares of restricted stock from both plans remained unvested at June 30, 2006), in the event any cash or in-kind distributions are made in respect of Revlon, Inc.’s common stock prior to the lapse of the restrictions on such shares, such dividends will be held by Revlon, Inc. and paid to Mr. Stahl when and if such restrictions lapse.

The Company recognizes non-cash compensation expense related to restricted stock awards under the Stock Plan and Supplemental Stock Plan using the straight-line method over the remaining service period. The Company recorded compensation expense related to restricted stock awards under the Stock Plan and Supplemental Stock Plan of $2.6 million and $2.9 million during the six-month periods ended June 30, 2006 and 2005, respectively. The deferred stock-based compensation related to restricted stock awards is $3.8 million at June 30, 2006. At June 30, 2006, there were 2,025,004 shares of restricted stock unvested under the Stock Plan and the Supplemental Stock Plan.

Pro forma net loss

The following table illustrates the effect on net loss and net loss per basic and diluted common share as if the Company had applied the fair value method to its stock-based compensation under the disclosure provisions of SFAS No. 123 and amended disclosure provisions of SFAS No. 148:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss as reported	$(36.0)	$(82.9)
Add: Stock-based employee compensation expense included in reported net loss	1.4	3.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(5.2)	(10.9)
Pro forma net loss	$(39.8)	$(90.7)

(3) Post-retirement Benefits

The Company sponsors pension plans and certain other post-retirement benefit plans for a substantial portion of its U.S. employees, as well as certain other non-U.S. employees. Relevant aspects of these plans are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Currently, the Company expects to contribute approximately $32.3 million to its pension plans and approximately $1.0 million to other post-retirement plans in 2006.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The components of net periodic benefit cost for the pension and the other post-retirement benefit plans for the three-month periods ended June 30, 2006 and 2005, respectively, are as follows:

	Pension Plans		Other Post-retirement Benefit Plans
	2006	2005	2006	2005
Service cost	$2.6	$2.6	$0.1	$—
Interest cost	7.9	7.8	0.2	0.2
Expected return on plan assets	(7.9)	(7.1)	—	—
Amortization of prior service cost	(0.1)	(0.1)	—	—
Amortization of actuarial loss	1.7	2.0	—	—
	4.2	5.2	0.3	0.2
Portion allocated to Revlon Holdings LLC	(0.1)	(0.1)	—	—
	$4.1	$5.1	$0.3	$0.2

The components of net periodic benefit cost for the pension and the other post-retirement benefit plans for the six-month periods ended June 30, 2006 and 2005, respectively, are as follows:

	Pension Plans		Other Post-retirement Benefit Plans
	2006	2005	2006	2005
Service cost	$5.2	$5.2	$0.1	$(0.2)
Interest cost	15.8	15.6	0.4	0.3
Expected return on plan assets	(15.8)	(14.2)	—	—
Amortization of prior service cost	(0.2)	(0.2)	—	—
Amortization of actuarial loss	3.4	4.0	—	—
	8.4	10.4	0.5	0.1
Portion allocated to Revlon Holdings LLC	(0.1)	(0.1)	—	—
	$8.3	$10.3	$0.5	$0.1

(4) Inventories

	June 30, 2006	December 31, 2005
Raw materials and supplies	$59.1	$60.7
Work-in-process	18.7	17.6
Finished goods	152.4	142.3
	$230.2	$220.6

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(5) Comprehensive Loss

The components of comprehensive loss for the three- and six-month periods ended June 30, 2006 and 2005, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(85.2)	$(36.0)	$(141.6)	$(82.9)
Other comprehensive (loss) income:
Revaluation of foreign currency forward exchange contracts	—	1.5	0.6	2.6
Currency translation adjustment	0.1	(3.5)	0.1	(5.0)
Other comprehensive (loss) income	0.1	(2.0)	0.7	(2.4)
Comprehensive loss	$(85.1)	$(38.0)	$(140.9)	$(85.3)

(6) Restructuring Costs, Net

During the six-month period ended June 30, 2006, the Company recorded net charges of $9.5 million, primarily for employee severance and other personnel benefits related to the organizational realignment announced by Revlon, Inc. in February 2006. The organizational realignment largely involved the consolidation of certain functions within the Company’s sales, marketing and creative groups, as well as certain headquarters functions, which changes were designed to streamline internal processes and to enable the Company to continue to be more effective and efficient in meeting the needs of its consumers and retail customers (the ‘‘2006 program’’). During the six months ended June 30, 2005, the Company recorded $1.5 million in restructuring expense for employee severance and other personnel benefits related to the 2004 program.

Details of the activities described above during the six-month period ended June 30, 2006 are as follows:

	Balance as of January 1, 2006	Expenses, Net	Utilized, Net		Balance as of June 30, 2006
			Cash	Noncash
Employee severance and other personnel benefits:
2003 program	$1.2	$—	$(0.6)	$—	$0.6
2004 program	2.4	—	(0.7)	—	1.7
2006 program	—	9.7	(3.5)	—	6.2
	3.6	9.7	(4.8)	—	8.5
Leases and equipment write-offs	0.6	(0.2)	—	—	0.4
	$4.2	$9.5	$(4.8)	$—	$8.9

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(7) Geographic Information

The Company manages its business on the basis of one reportable operating segment. The Company has operations established in 16 countries outside of the U.S. and its products are sold throughout the world. Certain prior year amounts have been reclassified to conform to the current period's presentation, due to the transfer, during the second quarter of 2006, of management responsibility for the Company’s Canadian operations from the Company’s North American operations to the European region of its international operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Geographic area:
Net sales:
United States	$180.0	$181.2	$378.3	$360.5
International	141.1	137.1	268.3	258.7
	$321.1	$318.3	$646.6	$619.2

	June 30, 2006	December 31, 2005
Long-lived assets:
United States	$389.4	$366.9
International	90.0	84.8
	$479.4	$451.7

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Classes of similar products:
Net sales:
Cosmetics, skin care and fragrances	$197.5	$208.6	$414.1	$409.8
Personal care	123.6	109.7	232.5	209.4
	$321.1	$318.3	$646.6	$619.2

(8) Derivative Financial Instruments

The Company uses derivative financial instruments, primarily foreign currency forward exchange contracts, to reduce the effects of fluctuations in foreign currency exchange rates. These contracts, which have been designated as cash flow hedges, were entered into primarily to hedge anticipated inventory purchases and certain intercompany payments denominated in foreign currencies and have maturities of less than one year. Any unrecognized income (loss) related to these contracts is recorded in the Statement of Operations primarily in cost of goods sold when the underlying transactions hedged are realized (e.g., when inventory is sold or intercompany transactions are settled). Products Corporation enters into these contracts with counterparties that are major financial institutions, and accordingly the Company believes that the risk of counterparty nonperformance is remote. The notional amount of the foreign currency forward exchange contracts outstanding at June 30, 2006 and December 31, 2005 was $37.4 million and $31.9 million, respectively. The fair value of the foreign currency forward exchange contracts outstanding at June 30, 2006 and December 31, 2005 was $0.4 million and $(0.2) million, respectively.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(9) Long-term Debt

	June 30, 2006	December 31, 2005
2004 Credit Agreement:
Term Loan Facility due 2010	$700.0	$700.0
Multi-Currency Facility due 2009	104.6	—
8 5/8% Senior Subordinated Notes due 2008	217.4	327.0
9½% Senior Notes due 2011, net of discounts	386.6	386.4
2004 Consolidated MacAndrews & Forbes Line of Credit	—	—
	1,408.6	1,413.4
Less current portion	(5.3)	—
	$1,403.3	$1,413.4

Amendment to Credit Agreement

In February 2006, Products Corporation secured an amendment to the credit agreement that it and certain of its subsidiaries entered into in 2004 with a syndicate of lenders and Citicorp USA, Inc., as multi-currency administrative agent, term loan administrative agent and collateral agent (the ‘‘2004 Credit Agreement’’). The amendment excludes from various financial covenants certain charges in connection with Products Corporation’s organizational realignment announced in February 2006 described in Note 6 above, as well as some start-up costs incurred by the Company in 2005 related to the launch of its Vital Radiance brand and the re-stage of the Almay brand. Specifically, the amendment provides for the add-back to the definition of ‘‘EBITDA’’ the lesser of (i) $50 million; or (ii) the cumulative one-time charges associated with (a) the aforementioned February 2006 organizational realignment and (b) the non-recurring costs in the third and fourth quarters of 2005 associated with the launch of the Company's Vital Radiance brand and the re-stage of the Almay brand. Under the 2004 Credit Agreement, EBITDA is used in the determination of Products Corporation's senior secured leverage ratio and the consolidated fixed charge coverage ratio. (See also ‘‘Subsequent Events’’, Note 11 for a description of a second amendment to the 2004 Credit Agreement).

Products Corporation’s 2004 Credit Agreement originally provided up to $960.0 million, which consisted of a term loan facility of $800.0 million (the ‘‘Term Loan Facility’’) and a $160.0 million asset-based, multi-currency revolving credit facility (the ‘‘Multi-Currency Facility’’ and, together with the Term Loan Facility, the ‘‘2004 Credit Facilities’’). Availability under the Multi-Currency Facility varies based upon the borrowing base that is determined by the value of eligible accounts receivable, eligible inventory and eligible real property and equipment in the U.S. and the U.K. from time to time. In March 2005, the Term Loan Facility was reduced to $700.0 million following Products Corporation’s March 2005 prepayment of $100.0 million and in July 2006, as described in ‘‘Subsequent Events’’ in Note 11 to the Unaudited Consolidated Financial Statements, the Term Loan Facility was increased to $800 million as a result of the $100 million Term Loan Add-on (as hereinafter defined). Products Corporation may request the Multi-Currency Facility to be increased from time to time in an aggregate principal amount not to exceed $50.0 million subject to certain exceptions and subject to the lenders’ agreement.

The Multi-Currency Facility will terminate on July 9, 2009 and the loans under the Term Loan Facility will mature on July 9, 2010; provided that the 2004 Credit Agreement will terminate on October 30, 2007, if Products Corporation’s 8 5/8% Senior Subordinated Notes (as hereinafter defined) are not redeemed, repurchased, defeased or repaid on or before such date such that not more than $25.0 million in aggregate principal amount of the 8 5/8% Senior Subordinated Notes remain outstanding.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Redemption of 8 5/8% Senior Subordinated Notes

In March 2006, Revlon, Inc. completed its $110 million Rights Offering and promptly transferred the proceeds from the Rights Offering (as hereinafter defined) to Products Corporation which it used in April 2006, together with available cash, to complete the redemption of $109.7 million aggregate principal amount of its 8 5/8% Senior Subordinated Notes due 2008 (the ‘‘8 5/8% Senior Subordinated Notes’’) in satisfaction of the applicable requirements under its 2004 Credit Agreement, at an aggregate redemption price of $111.8 million, including $2.1 million of accrued and unpaid interest up to, but not including, the redemption date. Following such redemption there remained outstanding $217.4 million in aggregate principal amount of the 8 5/8% Senior Subordinated Notes.

(10) Rights Offering

In March 2006, Revlon, Inc. completed the $110 million rights offering (including the private placement to MacAndrews & Forbes, the ‘‘Rights Offering’’) that it launched in February 2006 which allowed stockholders to purchase additional shares of Class A Common Stock. The subscription price for each share of Class A Common Stock purchased in the Rights Offering, including shares purchased in the private placement by MacAndrews & Forbes, was $2.80 per share. Upon completing the Rights Offering, Revlon, Inc. promptly transferred the proceeds to Products Corporation, which it used as described under Note 9 — ‘‘Redemption of 8 5/8% Senior Subordinated Notes’’.

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

(11) Subsequent Events

On July 28, 2006, Revlon, Inc. announced that Products Corporation had secured an amendment to its 2004 Credit Agreement to, among other things, add an additional $100 million to the 2004 Credit Agreement's Term Loan Facility (the ‘‘Term Loan Add-on’’). While not required, the amendment also reset the Senior Secured Leverage Ratio covenant to 5.5 to 1.0 through June 30, 2007, stepping down to 5.0 to 1.0 for the remainder of the term of the 2004 Credit Agreement. The amendment also amended the EBITDA definition to enable Products Corporation to exclude up to $25 million related to restructuring charges (in addition to the restructuring charges permitted to be added back pursuant to the first amendment to the 2004 Credit Agreement — See Note 9) and charges for certain product returns and/or product discontinuances. The Company used the net proceeds from the Term Loan Add-on to repay amounts outstanding under the Multi-Currency Facility, without any reduction in the commitment under that facility.

In July 2006, Revlon, Inc. also reiterated that it currently intends to conduct a further $75 million equity issuance in late 2006 or early 2007, the net proceeds of which are intended to be used to reduce Products Corporation's indebtedness. As previously disclosed, the backstop obligations of MacAndrews & Forbes under the 2004 Investment Agreement between Revlon, Inc. and MacAndrews & Forbes will remain in effect to ensure that Revlon, Inc. issues an additional $75 million of equity by March 31, 2007. The existing $87 million line of credit from MacAndrews & Forbes, which was undrawn as of June 30, 2006, will remain available to Products Corporation through the completion of the $75 million equity issuance.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

The Company operates in a single segment and manufactures, markets and sells an extensive array of cosmetics, skincare, fragrances, beauty tools, hair color, anti-perspirants/deodorants and other personal care products. The Company's principal customers include large mass volume retailers and chain drug and food stores, as well as certain department stores and other specialty stores, such as perfumeries. The Company also sells beauty products to U.S. military exchanges and commissaries and has a licensing group, pursuant to which the Company licenses certain of its key brand names to third parties for complementary beauty-related products and accessories.

Revlon is one of the world's leading mass-market beauty brands. Revlon believes that its global brand name recognition, product quality and marketing experience have enabled it to create one of the strongest consumer brand franchises in the world. The Company's products are sold worldwide and marketed under such brand names as Revlon, ColorStay, Fabulash, Super Lustrous and Revlon Age Defying makeup with Botafirm, as well as the re-staged Almay brand, including the Company’s Almay Intense i-Color collection, and the Company’s latest brand, Vital Radiance, in cosmetics; Almay, Ultima II and Gatineau in skincare; Charlie and Jean Naté in fragrances; Revlon and Expert Effect in beauty tools; Colorsilk and Custom Effects in hair color; and Mitchum, Flex and Bozzano in personal care products.

The Company’s objective is to increase revenues and achieve profitability over the long-term, capitalizing on actions taken during the earlier phases of its plan. The Company intends to assess and take appropriate actions toward this objective in response to marketplace conditions, including competitive activities. These actions include optimizing the effectiveness of all of its brands, including the Revlon brand across the various product categories in which it competes, including color cosmetics, women’s hair color, beauty tools and fragrances, as well as its newly-restaged Almay brand and its new Vital Radiance brand.

In July 2006, the Company announced that the performance of its Vital Radiance brand in large format mass retailers has been well below the Company’s expectations. In response, the Company is seeking to optimize the Vital Radiance brand in the categories and retail formats in which it has been most successful. Given the underperformance in certain stores, the Company announced that it expects a reduction of some of the retail space it gained for Vital Radiance. The Company’s plan moving forward for Vital Radiance is to focus resources on its revised retail footprint, its most effective marketing drivers and the most productive products in the line. As a result of the Company’s modified approach to Vital Radiance, the Company recorded charges in the second quarter of 2006 of approximately $25 million comprised of $11.2 million for returns and allowances associated with the Vital Radiance retail space reduction, approximately $6 million for returns and allowances related to the modification to the Vital Radiance brand for 2007 in connection with new product offerings, approximately $4.3 million of inventory obsolescence related to estimated excess inventory, and approximately $3.5 million for the acceleration of amortization and write-off of certain permanent displays, as well as the write-off of certain excess marketing and promotional materials.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

In July 2006, the Company also indicated that the restage of its Almay brand, while tracking behind the Company's expectations, is contributing to consumption growth at retail in the first half of 2006, following the strong year the brand achieved in 2005. As a result of the less than expected performance of Almay, the Company recognized approximately $6.1 million of obsolescence charges in the second quarter of 2006 related to estimated excess inventory. The Company believes that Almay, with its restaged position in the marketplace, provides an important platform for future growth.

The Company has delayed the launch of its new fragrance for 2007 and it is currently evaluating various options for this launch. As a result of this delay, the Company recorded charges of approximately $1 million in the second quarter of 2006 primarily due to the write-off of certain marketing and promotional material.

The Company intends to continue to focus on the opportunities that the Company believes exist to increase its operating profit margin over time, with key areas of focus being actions intended to improve results in the areas of cost of goods sold and returns, as well as overhead and administrative expenses. The Company’s cost savings initiatives include, among other things, actions intended to improve product life cycle management, improve in-store merchandising, improve on cost of goods sold (through, among other things, value analysis, package rationalization and strategic sourcing), improve the effectiveness and efficiency of trade promotions, focus on savings from strategic procurement in general and administrative costs, optimize the Company’s international supply chain and optimize the Company's overall cost structure. In February 2006, Revlon, Inc. announced an organizational realignment largely involving the consolidation of certain functions within the Company’s U.S. sales, marketing and creative groups, as well as certain headquarters functions. These changes are designed to streamline internal processes to enable the Company to continue to be more effective and efficient in meeting the needs of its consumers and retail customers. The Company estimates that ongoing annualized savings associated with this realignment should be approximately $15 million, most of which the Company expects to realize in 2006. (See Note 6 to the Unaudited Consolidated Financial Statements).

Certain prior year amounts have been reclassified to conform to the current period's presentation, due to the transfer, during the second quarter of 2006, of management responsibility for the Company's Canadian operations from the Company’s North American operations to the European region of its international operations.

Overview of Net Sales and Earnings Results

Net sales in the second quarter of 2006 increased $2.8 million, or 0.9%, to $321.1 million, as compared with $318.3 million in the second quarter of 2005, driven by approximately $38 million of higher shipments and favorable foreign currency translation, partially offset by approximately $34 million of higher returns and allowances. Net sales for the first half of 2006 increased $27.4 million, or 4.4%, to $646.6 million, as compared with $619.2 million for the first half of 2005, driven by approximately $67 million of higher shipments and favorable foreign currency translation, partially offset by approximately $38 million of higher returns and allowances.

In the U.S., net sales for the second quarter of 2006 decreased $1.2 million, or 0.7%, to $180.0 million, from $181.2 million in the second quarter of 2005. In the first half of 2006, net sales increased $17.8 million, or 4.9%, to $378.3 million from $360.5 million in the first half of 2005. The decrease in net sales in the second quarter of 2006 was primarily due to approximately $17.3 million of higher returns and allowances related to the reduction of Vital Radiance retail distribution and modification to the offerings of Vital Radiance-branded products for 2007 new products and higher allowances and discounts primarily related to the Almay and Vital Radiance brands, partially offset by the higher dollar value of shipments of Revlon-branded cosmetics, Vital Radiance-branded cosmetics and key beauty care products, including hair color and beauty tools. The increase in net sales for the first half of 2006 was primarily due to the

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

higher dollar value of shipments of color cosmetics, stemming from the Company’s re-stage of the Almay brand, and the launch of the Vital Radiance brand, and the higher dollar value of shipments of other key beauty care products, partially offset by the aforementioned approximately $17.3 million of higher returns and allowances related to Vital Radiance-branded products and higher allowances and discounts primarily related to the launch of the Almay and Vital Radiance brand initiatives.

In the Company’s international operations, net sales for the second quarter of 2006 increased $4.0 million, or 2.9%, to $141.1 million from $137.1 million in the second quarter of 2005. In the first half of 2006, net sales increased $9.6 million, or 3.7%, to $268.3 million from $258.7 million in the first half of 2005. The increase in net sales in the second quarter and first half of 2006, as compared with the second quarter and first half of 2005, was due primarily to the higher dollar value of shipments, partially offset by higher returns and allowances.

Net loss for the second quarter of 2006 increased $49.2 million to $85.2 million, as compared with a net loss of $36.0 million in the second quarter of 2005. In the first half of 2006 net loss increased $58.7 million to $141.6 million, as compared with a net loss of $82.9 million in the first half of 2005. The increase in net loss for the second quarter reflected the higher dollar value of shipments and lower compensation and other general and administrative expenses, which was more than offset by higher returns and allowances, increased inventory obsolescence charges, primarily related to estimated excess inventory of Almay and Vital Radiance-branded products, and higher selling, general and administrative expenses (‘‘SG&A’’), primarily related to higher advertising and promotion in support of the Almay and Vital Radiance brand initiatives. The increase in net loss for the first half of 2006 reflected the higher dollar value of shipments, which was more than offset by higher returns and allowances, inventory obsolescence charges primarily related to the aforementioned Almay and Vital Radiance-branded products, higher SG&A primarily related to advertising and promotion expense incurred to support the launch of the Almay and Vital Radiance brand initiatives, higher restructuring expense and higher interest expense.

Overview of U.S. Market Share Data

In terms of U.S. marketplace performance, the U.S. color cosmetics category for the second quarter of 2006 increased approximately 4.2% versus the second quarter of 2005 and 4.4% for the first half of 2006 versus the first half of 2005. Combined U.S. mass-market share for the Revlon, Almay and Vital Radiance brands totaled 22.0% for the second quarter of 2006, compared with 22.2% for the second quarter of 2005, with the Revlon brand registering a share of 14.2% for the second quarter of 2006, compared to 15.7% for the second quarter of 2005; the Almay brand registering a share of 6.4% for the second quarter of 2006, compared to 6.5% for the second quarter of 2005; and the newly-launched Vital Radiance brand registering a share of 1.4% for the second quarter of 2006, compared to nil for the 2005 period. Combined U.S. mass-market share for the Revlon, Almay, and Vital Radiance brands totaled 21.8% for the first half of 2006, compared with 22.2% for the first half of 2005, with the Revlon brand registering a share of 14.4% for the first half of 2006, compared to 15.6% for the first half of 2005; the Almay brand registering a share of 6.4% for the first half of 2006, compared to 6.5% for the first half of 2005; and the newly-launched Vital Radiance brand registering a share of 1.0% for the first half of 2006, compared to nil for the 2005 period. In women’s hair color and beauty tools, the Company gained market share in the second quarter of 2006, compared with the second quarter of 2005, increasing respectively, from a 8.5% market share for the second quarter of 2005 to 9.0% for the second quarter of 2006 and 25.6% market share for the second quarter of 2005 to 27.0% for the second quarter of 2006. Market share for anti-perspirants/deodorants was essentially even, at 6.4% in the second quarter of 2006, as compared to 6.3% in the second quarter of 2005. In women’s hair color and beauty tools, the Company gained market share in the first half of 2006, compared with the first half of 2005, increasing respectively, from a 8.4% market share for the first half of 2005 to 8.9% for the first half of 2006 and 25.1% market share for the first half of 2005 to 26.7% for the

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

first half of 2006. Market share for anti-perspirants/deodorants was even, at 6.2% in the first half of 2006, as compared to 6.2% in the first half of 2005.

All U.S. market share and market position data herein for the Company's brands are based upon retail dollar sales, which are derived from ACNielsen data. ACNielsen measures retail sales volume of products sold in the U.S. mass-market distribution channel. Such data represent ACNielsen's estimates based upon data gathered by ACNielsen from market samples and are therefore subject to some degree of variance. ACNielsen's data does not reflect sales volume from Wal-Mart, Inc., which is the Company’s largest customer, representing approximately 24% of the Company's 2005 worldwide net sales. From time to time, ACNielsen adjusts its methodology for data collection and reporting, which may result in adjustments to the categories and market shares tracked by ACNielsen for both current and prior periods. The category and market share data contained herein has been updated to reflect ACNielsen's July 2005 adjustments.

Overview of Financing Activities

The Company’s plan includes actions intended to, among other things, strengthen the Company's balance sheet and capital structure. Many of these actions were accomplished during 2004, 2005 and the first half of 2006, including most recently Revlon, Inc.’s Rights Offering (as hereinafter defined) completed in March 2006 and the related redemption of approximately $110 million of Products Corporation's 8 5/8% Senior Subordinated Notes due 2008 (the ‘‘8 5/8% Senior Subordinated Notes’’) completed in April 2006. (See ‘‘Financial Condition, Liquidity and Capital Resources-2006 Refinancing Transactions’’).

In March 2006, Revlon, Inc. completed its $110 million rights offering (including the private placement to MacAndrews & Forbes, the ‘‘Rights Offering’’) and issued an additional 39,285,714 shares of its Class A common stock, par value of $0.01 per share (the ‘‘Class A Common Stock’’), including 15,885,662 shares subscribed for by public shareholders and 23,400,052 shares issued to MacAndrews & Forbes in a private placement directly from Revlon, Inc. Revlon, Inc. promptly transferred the net proceeds of such Rights Offering to Products Corporation which it used in April 2006, together with available cash, to redeem $109.7 million in aggregate outstanding principal amount of its 8 5/8% Senior Subordinated Notes (See ‘‘Financial Condition, Liquidity and Capital Resources — 2006 Refinancing Transactions’’).

Recent Developments

On July 28, 2006, Revlon, Inc. announced that Products Corporation had secured an amendment to its 2004 Credit Agreement (as hereinafter defined) to, among other things, add an additional $100 million to the 2004 Credit Agreement's Term Loan Facility (as hereinafter defined) (the ‘‘Term Loan Add-on’’). While not required, the amendment also reset the Senior Secured Leverage Ratio covenant to 5.5 to 1.0 through June 30, 2007, stepping down to 5.0 to 1.0 for the remainder of the term of the 2004 Credit Agreement. The amendment also amended the EBITDA definition to enable Products Corporation to exclude up to $25 million related to restructuring charges (in addition to the restructuring charges permitted to be added back pursuant to the first amendment to the 2004 Credit Agreement — See Note 9 to the Unaudited Consolidated Financial Statements) and charges for certain product returns and/or product discontinuances. The Company used the net proceeds from the Term Loan Add-on to repay amounts outstanding under the Multi-Currency Facility (as hereinafter defined), without any reduction in the commitment under that facility.

In July 2006, Revlon, Inc. also reiterated that it currently intends to conduct a further $75 million equity issuance in late 2006 or early 2007, the net proceeds of which are intended to be used to reduce Products Corporation's indebtedness. As previously disclosed, the backstop obligations of MacAndrews

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

& Forbes under the 2004 Investment Agreement between Revlon, Inc. and MacAndrews & Forbes will remain in effect to ensure that Revlon, Inc. issues an additional $75 million of equity by March 31, 2007. The existing $87 million line of credit from MacAndrews & Forbes, which was undrawn on June 30, 2006, will remain available to Products Corporation through the completion of the $75 million equity issuance.

Discussion of Critical Accounting Policies

Stock-Based Compensation

Prior to January 1, 2006 (including the fiscal quarter ended June 30, 2005), the Company applied the intrinsic value method as outlined in Accounting Principles Board (‘‘APB’’) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees,’’ (‘‘APB No. 25’’) and related interpretations in accounting for stock options granted under the Amended and Restated Revlon, Inc. Stock Plan (the ‘‘Stock Plan’’), which provides for the issuance of awards in the form of stock options, stock appreciation rights and restricted or unrestricted stock to eligible employees and directors of Revlon, Inc. and its subsidiaries, including Products Corporation. Under the intrinsic value method, no compensation expense was recognized in fiscal periods ended prior to January 1, 2006 if the exercise price of the Company’s employee stock options equaled the market price of Revlon, Inc.’s Class A Common Stock on the date of the grant. Since all options granted under Revlon, Inc.’s Stock Plan had an exercise price equal to the market value of the underlying Class A Common Stock on the date of grant, no compensation expense was recognized in the accompanying consolidated statements of operations for the fiscal periods ended on or before December 31, 2005 on stock options granted to employees.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123(R), ‘‘Share-Based Payment’’ (‘‘SFAS No. 123(R)’’). This statement, which replaces SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS No. 123’’) and supersedes APB No. 25. SFAS No. 123(R), requires that effective for fiscal periods ending after December 31, 2005 all stock-based compensation be recognized as an expense, net of the effect of expected forfeitures, in the financial statements and that such expense be measured at the fair value of the Company’s stock based awards. The Company uses the modified prospective method of application, which requires recognition of compensation expense on a prospective basis. Therefore, the Company’s financial statements for fiscal periods ended on or before December 31, 2005 have not been restated to reflect compensation expense in respect of awards of stock options under the Stock Plan. Under this method, in addition to reflecting compensation expense for new share-based awards granted on or after January 1, 2006, expense is also recognized to reflect the remaining service period (generally, the vesting period of the award) of awards that had been included in the Company's pro forma disclosures in fiscal periods ended on or before December 31, 2005. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the six-month period ended June 30, 2006, no adjustments have been made to the cash flow statement, as any excess tax benefits that would have been realized have been fully provided for, given the Company’s historical losses and deferred tax valuation allowance.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions listed in Note 2 to the Unaudited Consolidated Financial Statements. Expected volatilities are based on the daily historical volatility of the NYSE closing stock price of Revlon, Inc.’s Class A Common Stock, over the expected life of the option. The expected life of the options represents the period of time that options granted are expected to be outstanding, which the Company calculated using a formula based on the vesting term and the contractual life of the respective option. The risk-free interest rate for periods during the expected life of the option is based upon the rate in effect at the time of the grant on a zero coupon U.S. Treasury bill for periods approximating the expected life of the option. If factors change and the Company employs different

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

assumptions in the application of SFAS 123(R) in future periods, the compensation expense that the Company records under SFAS 123(R) may differ significantly from what has been recorded in the current period. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted.

For a discussion of the Company’s other critical accounting policies, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Results of Operations

In the tables, numbers in parenthesis ( ) denote unfavorable variances. Certain prior year amounts have been reclassified to conform to the current period's presentation, due to the transfer, during the second quarter of 2006, of management responsibility for the Company's Canadian operations from the Company’s North American operations to the European region of its international operations.

Net sales:

Net sales in the second quarter of 2006 increased $2.8 million, or 0.9%, to $321.1 million, as compared with $318.3 million in the second quarter of 2005, driven by approximately $38 million of higher shipments and favorable foreign currency translation, partially offset by approximately $34 million of higher returns and allowances. Net sales for the first half of 2006 increased $27.4 million, or 4.4%, to $646.6 million, as compared with $619.2 million for the first half of 2005, driven by approximately $67 million of higher shipments and favorable foreign currency translation, partially offset by approximately $38 million of higher returns and allowances.

	Three Months Ended June 30,		Change
	2006	2005	$	%
United States	$180.0	$181.2	$(1.2)	(0.7)
International	141.1	137.1	4.0	2.9	(1)
	$321.1	$318.3	$2.8	0.9	(2)

(1)    Excluding the impact of foreign currency fluctuations, International net sales increased 2.0%.

(2)    Excluding the impact of foreign currency fluctuations, consolidated net sales increased 0.5%.

	Six Months Ended June 30,		Change
	2006	2005	$	%
United States	$378.3	$360.5	$17.8	4.9
International	268.3	258.7	9.6	3.7	(1)
	$646.6	$619.2	$27.4	4.4	(2)

(1)    Excluding the impact of foreign currency fluctuations, International net sales increased 3.8%.

(2)    Excluding the impact of foreign currency fluctuations, consolidated net sales increased 4.5%.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

        United States

Second quarter results

In the U.S., for the second quarter of 2006, net sales decreased $1.2 million, or 0.7%, to $180.0 million, from $181.2 million in the second quarter of 2005. The decrease in net sales in the second quarter was primarily due to the approximately $17.3 million of higher returns and allowances related to the reduction of Vital Radiance retail distribution in 2006 and the modification to the brand offerings of Vital Radiance-branded products for 2007 related to the introduction of new products. The decrease in net sales was also impacted by higher allowances and discounts of approximately $13 million primarily related to the Almay and Vital Radiance brand initiatives. These were almost completely offset by the higher dollar value of shipments of Revlon-branded cosmetics and of key beauty care products, including hair color and beauty tools, as well as Vital Radiance-branded products.

Year-to-date results

In the U.S., for the six months ended June 30, 2006, net sales were $378.3 million, compared with $360.5 million for the six months ended June 30, 2005, an increase of $17.8 million, or 4.9%. The increase in net sales in the U.S. for the six months ended June 30, 2006, as compared with the six months ended June 30, 2005, was primarily due to the higher dollar value of shipments of color cosmetics, stemming from the rollout of the Company’s re-staged Almay brand, the launch of the Vital Radiance-brand and shipments of key beauty care products, including hair color and beauty tools, partially offset by the aforementioned approximately $17.3 million of higher returns and allowances related to Vital Radiance-branded products and higher allowances and discounts of approximately $21 million primarily related to the launch of the Almay and Vital Radiance brand initiatives.

International

For the second quarter of 2006, net sales in the Company’s international operations were $141.1 million, compared with $137.1 million for the second quarter of 2005, an increase of $4.0 million, or 2.9%. In the first half of 2006, net sales in the Company’s international operations were $268.3 million, compared with $258.7 million for the first half of 2005, an increase of $9.7 million, or 3.7%. Excluding the impact of foreign currency fluctuations, international net sales increased in the second quarter of 2006 by $2.7 million, or 2.0%, and in the first half of 2006 by $9.9 million, or 3.8%, as compared to the second quarter and first half of 2005, respectively. The increase in net sales in the second quarter and first half of 2006 in the Company’s international operations, as compared with the second quarter and first half of 2005, was driven primarily by the higher dollar value of shipments, which were partially offset by higher returns and allowances.

Second quarter results by region

In Asia Pacific and Africa, for the second quarter of 2006, net sales were substantially unchanged at $58.4 million, as compared with the second quarter of 2005. Excluding the impact of foreign currency fluctuations, in the second quarter of 2006 net sales in Asia Pacific and Africa increased $1.3 million, or 2.2%, as compared with the second quarter of 2005. This increase in net sales, excluding the impact of foreign currency fluctuations, was due to the higher dollar value of shipments in Australia and New Zealand and lower returns in South Africa (which factors the Company estimates contributed to an approximate 3.8% increase in net sales for the region for the second quarter of 2006, as compared with the second quarter of 2005), which was partially offset by the lower dollar value of shipments in Hong Kong and certain distributor markets and higher returns in Japan (which factors the Company estimates contributed to an approximate 1.6% decrease in net sales for the region for the second quarter of 2006, as compared with the second quarter of 2005).

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

In Europe, which is comprised of Europe, Canada and the Middle East, for the second quarter of 2006, net sales increased by $0.9 million, or 1.8%, to $51.7 million, as compared with $50.8 million for the second quarter of 2005. Excluding the impact of foreign currency fluctuations, in the second quarter of 2006 net sales in Europe decreased by $0.5 million, or 1.0%, as compared with the second quarter of 2005. The decrease in net sales, excluding the impact of foreign currency fluctuations, was due to higher returns, allowances and discounts in Canada and Italy, as well as the lower dollar value of shipments in certain distributor markets (which factors the Company estimates contributed to an approximate 6.6% decrease in net sales for the region for the second quarter of 2006, as compared with the second quarter of 2005). This decrease was partially offset by the higher dollar value of shipments in the U.K. and Israel (which factor the Company estimates contributed to an approximate 5.6% increase in net sales for the region for the second quarter of 2006).

In Latin America, which is comprised of Mexico, Central America and South America, for the second quarter of 2006, net sales increased by $2.9 million, or 10.3%, to $31.0 million, as compared with $28.1 million for the second quarter of 2005. Excluding the impact of foreign currency fluctuations, in the second quarter of 2006 net sales in Latin America increased by $1.9 million, or 6.8%, as compared with the second quarter of 2005. The increase in net sales, excluding the impact of foreign currency fluctuations, was driven primarily by the higher dollar value of shipments in Mexico, Venezuela, Argentina and in certain distributor markets (which factor the Company estimates contributed to an approximate 10.7% increase in net sales for the region in the second quarter of 2006, as compared with the second quarter of 2005), which was partially offset by higher returns and allowances in Brazil and Chile (which factor the Company estimates contributed to an approximate 3.9% decrease in net sales for the region for the second quarter of 2006).

Year-to-date results by region

In Asia Pacific and Africa, for the first half of 2006, net sales decreased by $2.4 million, or 2.1%, to $114.6 million, as compared with $117.0 million for the first half of 2005. Excluding the impact of foreign currency fluctuations, net sales in Asia Pacific and Africa increased $0.7 million, or 0.6%, in the first half of 2006, as compared to the first half of 2005. This increase in net sales, excluding the impact of foreign currency fluctuations, was driven by the higher dollar value of shipments in South Africa, Australia and China (which factor the Company estimates contributed to an approximate 2.3% increase in net sales for the region in the first half of 2006, as compared with the first half of 2005), partially offset by the lower dollar value of shipments in Hong Kong, Taiwan and in certain distributor markets, as well as higher returns in Japan (which factors the Company estimates contributed to an approximate 1.7% decrease in net sales for the region for the first half of 2006, as compared with the first half of 2005).

In Europe, for the first half of 2006, net sales increased by $4.1 million, or 4.4%, to $96.7 million, as compared to $92.6 million for the first half of 2005. Excluding the impact of foreign currency fluctuations, in the first half of 2006 net sales in Europe increased by $3.9 million, or 4.2%, as compared to the first half of 2005. The increase in net sales, excluding the impact of foreign currency fluctuations, was due to the higher dollar value of shipments, as well as lower returns, in the U.K. and Canada (which factors the Company estimates contributed to an approximate 6.2% increase in net sales for the region for the first half of 2006, as compared with the first half of 2005), partially offset by the lower dollar value of shipments in certain distributor markets, as well as higher returns and allowances in Italy (which factors the Company estimates contributed to an approximate 2.0% decrease in net sales for the region for the first half of 2006, as compared with the first half of 2005).

In Latin America, for the first half of 2006, net sales increased by $8.0 million, or 16.3%, to $57.0 million, as compared with $49.0 million for the first half of 2005. Excluding the impact of foreign currency fluctuations, in the first half of 2006 net sales in Latin America increased by $5.4 million, or 11.0%, as compared to the first half of 2005. The increase in net sales, excluding the impact of foreign

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

currency fluctuations, was driven primarily by the higher dollar value of shipments in Venezuela, Argentina and in certain distributor markets, as well as lower returns and allowances in Mexico (which factors the Company estimates contributed to an approximate 12.4% increase in net sales for the region in the first half of 2006, as compared with the first half of 2005). These were partially offset by higher returns and allowances in Brazil (which factor the Company estimates contributed to an approximate 1.5% decrease in net sales for the region for the first half of 2006, as compared with the first half of 2005).

Gross profit:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
Gross profit	$183.1	$199.4	$(16.3)	$391.3	$386.1	$5.2

For the second quarter of 2006, gross profit decreased $16.3 million to $183.1 million, as compared with $199.4 million for the second quarter of 2005. The decrease in gross profit was primarily due to higher returns and allowances of approximately $34 million primarily related to the Company’s Almay and Vital Radiance-branded products, as well as inventory obsolescence charges of approximately $6.0 million and $4.3 million, respectively, related to estimated excess inventory levels for these brands, which was partially offset by gross profit related to the higher dollar value of shipments in the second quarter of 2006. For the second quarter of 2006, gross profit as a percent of net sales, excluding the impact of foreign currency fluctuations, decreased to 57.1%, as compared with 62.6% for the second quarter of 2005, primarily due to the aforementioned higher returns and allowances and the aforementioned higher inventory obsolescence charges.

For the first half of 2006, gross profit increased $5.2 million to $391.3 million, as compared with $386.1 million for the first half of 2005. The increase in gross profit was primarily due to the higher dollar value of shipments, favorable changes in sales mix and lower manufacturing costs, which was partially offset by higher returns, allowances and discounts primarily related to the Company's Almay and Vital Radiance-branded products. In addition, gross profit was negatively impacted by the aforementioned inventory obsolescence charges related to the Company’s Almay and Vital Radiance brands. For the first half of 2006, gross profit as a percentage of net sales, excluding the impact of foreign currency fluctuations, decreased to 60.6% as compared with 62.4% for the first half of 2005, which was primarily due to the aforementioned higher returns and allowances primarily related to the Vital Radiance brand.

SG&A expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
SG&A expenses	$226.7	$199.6	$(27.1)	$441.3	$386.4	$(54.9)

For the second quarter of 2006, SG&A expenses increased $27.1 million, or 13.6%, to $226.7 million, as compared with $199.6 million for the second quarter of 2005. Such increase was primarily due to $35.0 million of higher brand support, including higher advertising and consumer promotional spending primarily to support the launch of the Almay and Vital Radiance brand initiatives. Additionally, the Company recorded approximately $4.0 million of accelerated amortization and write-off charges for certain permanent displays related to the reduction of retail distribution of the Company's Vital Radiance-branded products. The increase in SG&A was also impacted by $2.1 million of amortization expense for stock options, resulting from the Company’s adoption of SFAS No. 123(R) effective January 1, 2006. These were partially offset by reductions in compensation and other general and administrative expenses.

For the first half of 2006, SG&A expenses increased $54.9 million, or 14.2%, to $441.3 million, as compared with $386.4 million for the first half of 2005. Such increase was primarily due to higher brand

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

support and display amortization of approximately $57 million, including higher advertising and consumer promotional spending, primarily to support the launch of the Almay and Vital Radiance brand initiatives and the aforementioned charges related to Vital Radiance and approximately $4.0 million of the aforementioned charges for the accelerated amortization and write-off of certain permanent displays. In addition, in the first half of 2006 SG&A was higher due to approximately $4.5 million of amortization expense attributable to stock options, resulting from the Company’s aforementioned adoption of SFAS No. 123(R) effective January 1, 2006.

Restructuring (benefit) costs, net:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
Restructuring (benefit) costs, net	$0.5	$(0.2)	$(0.7)	$9.5	$1.5	$(8.0)

During the second quarter and first half of 2006, the Company recorded $0.5 million and $9.5 million, respectively, in restructuring for employee severance and other personnel benefits (See Note 6 to the Unaudited Consolidated Financial Statements regarding the organizational realignment announced by Revlon, Inc. in February 2006). During the second quarter of 2005, the Company revised its estimate of the cost to be incurred related to the 2004 restructuring program by $0.2 million. During the first half of 2005, the Company recorded $1.5 million in restructuring for employee severance and other personnel benefits related to the 2004 program.

Other expenses (income):

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
Interest expense	$35.9	$31.8	$(4.1)	$71.1	$61.5	$(9.6)

For the second quarter of 2006, interest expense increased by $4.1 million, as compared with the second quarter of 2005. Such increase was primarily due to higher average debt outstanding and higher weighted average borrowing rates, as compared with second quarter of 2005. For the first half of 2006, interest expense increased by $9.6 million, as compared with the first half of 2005. Such increase was primarily due to higher average debt outstanding and higher weighted average interest rates, as compared with the first half of 2005.

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
Loss on early extinguishment of debt	$0.4	$1.5	$1.1	$0.4	$9.0	$8.6

For the second quarter and first half of 2006, the loss on early extinguishment of debt represents the loss on the redemption in April 2006 of approximately $110 million in aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes. For the second quarter of 2005, the loss on early extinguishment of debt represents the loss on the redemption in April 2005 of all of the $116.2 million in aggregate principal amount outstanding of Products Corporation’s 8 1/8% Senior Notes and all of the $75.5 million in aggregate principal amount outstanding of Products Corporation’s 9% Senior Notes. For the first half of 2005, the loss on early extinguishment of debt also includes the $5.0 million prepayment fee related to the prepayment in March 2005 of $100.0 million of indebtedness outstanding under the Term Loan Facility of the 2004 Credit Agreement, as well as the write-off of the portion of deferred financing costs related to such prepaid amount.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Provision for income taxes:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
Provision for income taxes	$3.2	$3.2	$—	$8.6	$6.8	$(1.8)

For the second quarter of 2006 there was no change in the tax provision as compared with the second quarter of 2005, as a result of the favorable resolution of various international tax matters, which offset the effect of higher taxable income in certain markets outside the U.S. The increase in the tax provision for the first half of 2006, as compared with the first half of 2005, was primarily attributable to higher taxable income in certain markets outside the U.S., offset in part by the favorable resolution of various international tax matters.

Financial Condition, Liquidity and Capital Resources

In the first half of 2006, net cash used by operating activities increased to $95.5 million, as compared with $46.8 million used in the first half of 2005. This increase was due to the larger net loss, increased purchases of permanent displays, partially offset by favorable changes in net working capital.

For the first half of 2006 and 2005, net cash used in investing activities was $11.3 million and $9.6 million, respectively, in each case for capital expenditures.

For the first half of 2006 and 2005, net cash provided by financing activities was $96.4 million and $5.4 million, respectively. For the first half of 2006, net cash provided by financing activities included net proceeds of $107.2 million from Revlon, Inc.’s issuance of Class A Common Stock as a result of the completion of the Rights Offering in March 2006, and $104.6 million from borrowings during the second quarter of 2006 under the Multi-Currency Facility. The net proceeds from Revlon, Inc.’s Rights Offering were promptly transferred to Products Corporation, which it used in April 2006, together with available cash, to redeem $109.7 million aggregate principal amount of its 8 5/8% Senior Subordinated Notes at an aggregate redemption price of $111.8 million, including $2.1 million of accrued and unpaid interest up to, but not including, the redemption date and paid related financing costs of $3.3 million. (See ‘‘Financial Condition, Liquidity and Capital Resources — 2006 Refinancing Transactions’’). For the first half of 2005, net cash provided by financing activities included proceeds from the issuance in March 2005 of $310 million aggregate principal amount of Products Corporation’s 9½% Senior Notes due 2011 (the ‘‘9½% Senior Notes’’). The proceeds from such issuance of the 9½% Senior Notes were used to prepay $100 million of indebtedness under the Term Loan Facility of Products Corporation’s 2004 Credit Agreement, along with the $5.0 million prepayment fee. The Company also used such proceeds to redeem all of the $116.2 million aggregate principal amount outstanding of Products Corporation’s 8 1/8% Senior Notes, plus accrued interest, and all of the $75.5 million aggregate principal amount outstanding of Products Corporation’s 9% Senior Notes, plus accrued interest and the applicable premium and the payment of financing costs.

At July 31, 2006, the Company had a liquidity position, excluding cash in compensating balance accounts, of approximately $213 million, consisting of cash and cash equivalents (net of any outstanding checks) of approximately $5 million, as well as approximately $121 million in available borrowings under the Multi-Currency Facility and $87 million in available borrowings under the 2004 Consolidated MacAndrews & Forbes Line of Credit (as hereinafter defined).

2004 Credit Agreement

Products Corporation and certain of its subsidiaries entered into a credit agreement in 2004 with a syndicate of lenders and Citicorp USA, Inc., as multi-currency administrative agent, term loan

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

administrative agent and collateral agent (the ‘‘2004 Credit Agreement’’). The 2004 Credit Agreement consists of an $800 million term loan facility (after giving effect to the $100 million Term Loan Add-on described in ‘‘Recent Developments’’) (the ‘‘Term Loan Facility’’) and a $160.0 million asset-based, multi-currency revolving credit facility (the ‘‘Multi-Currency Facility’’). Availability under the Multi-Currency Facility varies based upon the borrowing base that is determined by the value of eligible accounts receivable, eligible inventory and eligible real property and equipment in the U.S. and the U.K. from time to time. Products Corporation may request the Multi-Currency Facility to be increased from time to time in an aggregate principal amount not to exceed $50.0 million subject to certain exceptions and subject to the lenders’ agreement. (For further discussions on the terms of the 2004 Credit Agreement, see ‘‘Recent Developments’’ in this Form 10-Q, as well as Note 9 to the Unaudited Consolidated Financial Statements of this Form 10-Q, as well as Note 9 ‘‘Long-Term Debt’’ to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

The Multi-Currency Facility will terminate on July 9, 2009 and the loans under the Term Loan Facility will mature on July 9, 2010; provided that the 2004 Credit Agreement will terminate on October 30, 2007 if Products Corporation’s 8 5/8% Senior Subordinated Notes are not redeemed, repurchased, defeased or repaid on or before such date such that not more than $25.0 million in aggregate principal amount of the 8 5/8% Senior Subordinated Notes remain outstanding. As a result of the redemption of approximately $110 million of the 8 5/8% Senior Subordinated Notes using the net proceeds of the Rights Offering (See ‘‘2006 Refinancing Transactions’’ below), as well as available cash, at June 30, 2006 there remained outstanding $217.4 million in aggregate principal amount of the 8 5/8% Senior Subordinated Notes.

At July 31, 2006, the Term Loan Facility was fully drawn (after giving effect to the $100 million Term Loan Add-on described in ‘‘Recent Developments’’) and availability under the $160 million Multi-Currency Facility, based upon the calculated borrowing base less approximately $14 million of outstanding letters of credit and approximately $25 million then drawn on the Multi-Currency Facility, was approximately $121 million. (See ‘‘Overview of Financing Activities’’, ‘‘2006 Refinancing Transactions’’ and ‘‘Recent Developments’’ for certain amendments to the 2004 Credit Agreement).

2004 Consolidated MacAndrews & Forbes Line of Credit

Products Corporation has a $87 million line of credit with MacAndrews & Forbes Inc. (as amended, the ‘‘2004 Consolidated MacAndrews & Forbes Line of Credit’’). As of July 31, 2006, the 2004 Consolidated MacAndrews & Forbes Line of Credit was undrawn. In February 2006, Products Corporation entered into an amendment to its 2004 Consolidated MacAndrews & Forbes Line of Credit extending the term of such agreement until the consummation of Revlon, Inc.’s planned $75 million equity issuance, which is currently intended to be conducted in late 2006 or early 2007. (For further detail regarding the 2004 Consolidated MacAndrews & Forbes Line of Credit, see Note 9 ‘‘Long-Term Debt’’ to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and ‘‘2006 Refinancing Transactions’’).

2006 Refinancing Transactions

On March 22, 2006, Revlon, Inc. completed a $110 million Rights Offering which allowed stockholders to purchase additional shares of Class A Common Stock. The subscription price for each share of Class A Common Stock purchased in the Rights Offering, including shares purchased in the private placement by MacAndrews & Forbes, was $2.80 per share. Upon completing the Rights Offering, Revlon, Inc. promptly transferred the net proceeds to Products Corporation, which it used to redeem $109.7 million aggregate principal amount of its 8 5/8% Senior Subordinated Notes in satisfaction of the applicable requirements under the 2004 Credit Agreement, at an aggregate redemption price of $111.8 million, including $2.1 million of accrued and unpaid interest up to, but not including, the redemption date.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

In completing the Rights Offering, Revlon, Inc. issued an additional 39,285,714 shares of its Class A Common Stock, including 15,885,662 shares subscribed for by public shareholders (other than MacAndrews & Forbes) and 23,400,052 shares issued to MacAndrews & Forbes in a private placement directly from Revlon, Inc. The shares issued to MacAndrews & Forbes represented the number of shares of Revlon, Inc.’s Class A Common Stock that MacAndrews & Forbes would otherwise have been entitled to purchase pursuant to its basic subscription privilege in the Rights Offering (which was approximately 60% of the shares of Revlon, Inc.’s Class A Common Stock offered in the Rights Offering).

In February 2006, Products Corporation secured an amendment to the 2004 Credit Agreement which excludes from various financial covenants certain charges in connection with Products Corporation’s organizational realignment announced in February 2006 and as described further in Note 6 to the Unaudited Consolidated Financial Statements, as well as some start-up costs incurred by the Company in 2005 related to the launch of its Vital Radiance brand and the re-stage of the Almay brand. Specifically, the amendment provides for the add-back to the definition of ‘‘EBITDA’’ the lesser of (i) $50 million; or (ii) the cumulative one-time charges associated with (a) the aforementioned February 2006 organizational realignment; and (b) the non-recurring costs in the third and fourth quarters of 2005 associated with the launch of the Company’s Vital Radiance brand and the re-stage of its Almay brand. Under the 2004 Credit Agreement, EBITDA is used in the determination of Products Corporation’s senior secured leverage ratio and the consolidated fixed charge coverage ratio (See ‘‘Recent Developments’’ regarding an additional amendment to the 2004 Credit Agreement in July 2006).

In July 2006, Revlon, Inc. reiterated that it currently intends to conduct a further $75 million equity issuance in late 2006 or early 2007, the net proceeds of which are intended to be used to reduce Products Corporation's indebtedness. In connection with such equity issuance, Revlon, Inc. entered into an amendment to its Investment Agreement with MacAndrews & Forbes extending MacAndrews & Forbes’ back-stop obligations to ensure that Revlon, Inc. issues an additional $75 million of equity by March 31, 2007. Additionally, in February 2006 Products Corporation entered into an amendment to its 2004 Consolidated MacAndrews & Forbes Line of Credit, which was undrawn on June 30, 2006, to ensure that such line of credit remains available to Products Corporation through the completion of Revlon, Inc.'s planned $75 million equity issuance.

Sources and Uses

The Company’s principal sources of funds are expected to be operating revenues, cash on hand and funds available for borrowing under the 2004 Credit Agreement (including after giving effect to the Term Loan Add-on discussed in ‘‘Recent Developments’’), the 2004 Consolidated MacAndrews & Forbes Line of Credit and other permitted lines of credit. The 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit and the indentures governing the 9½% Senior Notes and the 8 5/8% Senior Subordinated Notes contain certain provisions that by their terms limit Products Corporation and its subsidiaries’ ability to, among other things, incur additional debt.

The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued implementation of, and refinement to, the Company’s plan, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs (including the Company’s organizational realignment announced in February 2006 and any additional actions), debt service payments and costs and regularly scheduled pension and post-retirement benefit plan contributions. Cash contributions to the Company’s pension and post-retirement benefit plans were approximately $29 million in 2005, and the Company expects these payments to be approximately $33 million in the aggregate in 2006. The Company’s inventory and accounts receivable increased significantly during the second half of 2005, due principally to the Vital Radiance and Almay brand initiatives. Inventory and accounts receivable are expected to return to more normalized levels in relation to net sales in the second half of 2006. The

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Company currently estimates that for 2006 purchases of wall displays will be approximately $105 million to $110 million and capital expenditures will be approximately $26 million.

The Company has undertaken, and continues to assess, refine and implement, a number of programs to efficiently manage its cash and working capital including, among other things, programs to carefully manage inventory levels, centralized purchasing to secure discounts and efficiencies in procurement, and providing additional discounts to U.S. customers for more timely payment of receivables and careful management of accounts payable and most recently targeted controls on general and administrative spending.

Continuing to implement and refine the Company’s plan could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new brands or products, further refining the Company’s approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure. Any of these actions, whose intended purpose would be to create value through profitable growth, could result in the Company making investments and/or recognizing charges related to executing against such opportunities.

The Company expects that operating revenues, cash on hand, funds available for borrowing under the 2004 Credit Agreement (including after giving effect to the Term Loan Add-on discussed in ‘‘Recent Developments’’), the 2004 Consolidated MacAndrews & Forbes Line of Credit and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2006, including cash requirements in connection with the Company’s operations, the continued implementation of, and refinement to, the Company’s plan, cash requirements in connection with the Company’s restructuring programs (including the Company’s organizational realignment announced in February 2006 and any additional actions), the Company’s debt service requirements and regularly scheduled pension and post-retirement plan contributions. However, there can be no assurance that such funds will be sufficient to meet the Company’s cash requirements on a consolidated basis. If the Company’s anticipated level of revenue growth is not achieved because, for example, of decreased consumer spending in response to weak economic conditions or weakness in the mass-market cosmetics category, adverse changes in currency, increased competitive activities from the Company’s competitors, changes in consumer purchasing habits, including with respect to shopping channels, retailer inventory management, retailer space reconfigurations, less than anticipated results from the Company's advertising and marketing plans, including for its Almay and Vital Radiance brand initiatives, or if the Company’s expenses, including for returns related to the reduction of retail space or product discontinuances, associated with the continued implementation of, and refinement to, the Company’s plan exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet the Company’s cash requirements.

In the event of a decrease in demand for the Company’s products, reduced sales, lack of increases in demand and sales, changes in consumer purchasing habits, including with respect to shopping channels, retailer inventory management, retailer space reconfigurations, product discontinuances and/or returns or expenses associated with the continued implementation of, and refinement to, the Company’s plan, exceeding its expectations or less than anticipated results from the Company's advertising and marketing plans, including for its brand initiatives, any such development, if significant, could reduce the Company’s revenues and could adversely affect Products Corporation’s ability to comply with certain financial covenants under the 2004 Credit Agreement and in such event the Company could be required to take measures, including reducing discretionary spending. (See also Item 1A. ‘‘Risk Factors’’ in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for further discussion of risks associated with the Company’s business).

If the Company is unable to satisfy its cash requirements from the sources identified above or comply with its debt covenants, the Company could be required to adopt one or more alternatives, such as

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

delaying the implementation of or revising aspects of its plan, reducing or delaying purchases of wall displays or advertising or promotional expenses, reducing or delaying capital spending, delaying, reducing or revising restructuring programs, restructuring indebtedness, selling assets or operations, seeking additional capital contributions or loans from MacAndrews & Forbes, Revlon, Inc. or other affiliates and/or third parties, selling additional debt securities of Products Corporation or reducing other discretionary spending. There can be no assurance that the Company would be able to take any of the actions referred to above because of a variety of commercial or market factors or constraints in Products Corporation’s debt instruments, including, for example, market conditions being unfavorable for an equity or debt issuance, additional capital contributions or loans not being available from affiliates or third parties, or that the transactions may not be permitted under the terms of Products Corporation’s various debt instruments then in effect, because of restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable Products Corporation to satisfy its cash requirements or comply with its debt covenants if the actions do not generate a sufficient amount of additional capital. (See also Item 1A. ‘‘Risk Factors’’ in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for further discussion of risks associated with the Company’s business).

The terms of the 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit and the indentures governing Products Corporation’s 9½% Senior Notes and its 8 5/8% Senior Subordinated Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc. to enable Revlon, Inc., among other things, to pay expenses incidental to being a public holding company, including, among other things, professional fees, such as legal and accounting fees, regulatory fees, such as SEC filing fees, and other miscellaneous expenses related to being a public holding company and, subject to certain limitations, to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Stock Plan.

As a result of dealing with suppliers and vendors in a number of foreign countries, Products Corporation enters into foreign currency forward exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. There were foreign currency forward exchange contracts with a notional amount of $37.4 million outstanding at June 30, 2006. The fair value of foreign currency forward exchange contracts outstanding at June 30, 2006 was $0.4 million.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Disclosures about Contractual Obligations and Commercial Commitments

As of June 30, 2006, there had been no material changes to the Company’s total contractual cash obligations which are set forth in the table included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, with the exception of certain advertising commitments entered into in the second quarter of 2006, the repayment of approximately $109.7 million of Products Corporation’s 8 5/8% Senior Subordinated Notes in April 2006 and $104.6 million drawn under the Multi-Currency Facility as of June 30, 2006. The following table reflects the impact of the foregoing:

	Payments Due by Period in (dollars in millions)
Contractual Obligations As of June 30, 2006	Total	2006 Q3-Q4	2007-2008	2009-2010		After 2010
Long-term Debt (a)	$1,412.0	$1.7	$231.6	$788.7	(d)	$390.0
Interest on Long-term Debt (b)	541.4	70.9	266.5	194.7		9.3
Other Long-term Obligations (c)	68.1	18.1	49.5	0.5		—

(a)	Amount reflects the impact of the aforementioned redemption in April 2006 of $109.7 million aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes and $104.6 million drawn under the Multi-Currency Facility as of June 30, 2006.

(b)	Consists of interest primarily on the 9½% Senior Notes and the 8 5/8% Senior Subordinated Notes, borrowings under the Multi-Currency Facility as of June 30, 2006 and the $700 million Term Loan Facility under the 2004 Credit Agreement (before giving effect to the $100 million Term Loan Add-on described in ‘‘Recent Developments’’) through the respective maturity dates based upon assumptions regarding the amount of debt outstanding under the 2004 Credit Agreement and assumed interest rates.

(c)	Consists primarily of obligations related to advertising, insurance, employment contracts and other personnel service contracts. Such amounts exclude severance and other contractual commitments related to restructuring, which are discussed under ‘‘Restructuring Costs’’. Amount reflects the additional impact of advertising commitments entered into in the second quarter of 2006.

(d)	As of July 28, 2006, $100 million was added to the 2004 Credit Agreement's Term Loan Facility, which is not reflected in the contractual obligations table above.

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

Effect of Recent Accounting Pronouncements

See discussion of recent accounting pronouncements in Note 1 ‘‘Basis of Presentation’’ to the Unaudited Consolidated Financial Statements.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

(all tabular amounts in millions)

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company’s policy is to manage market risk through a combination of fixed and floating rate debt, the use of derivative financial instruments and foreign exchange forward and option contracts. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (‘‘Item 7A’’) describes significant aspects of the Company’s financial instrument programs that have material market risk as of December 31, 2005. The following table presents the information required by Item 7A as of June 30, 2006 (See ‘‘Financial Condition, Liquidity and Capital Resources — 2006 Refinancing Transactions’’ as to the redemption in April 2006 of $109.7 million aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes):

	Expected Maturity date for the year ended December 31,							Total	Fair Value June 30, 2006
	2006	2007	2008	2009	2010		Thereafter
Debt
Short-term variable rate (various currencies)	$12.1	$—	$—	$—	$—		$—	$12.1	$12.1
Average interest rate (a)	11.1%
Long-term fixed rate – third party ($US)			217.4 *				390.0	607.4	545.2
Average interest rate (a)			8.6%				9.5%
Long-term variable rate – third party ($US)	1.7	7.1	7.1	111.7	677.0	**		804.6	804.6
Average interest rate (a)	11.6%	11.6%	11.6%	8.8%	11.6%
Total debt	$13.8	$7.1	$224.5	$111.7	$677.0		$390.0	$1,424.1	$1,361.9

Forward Contracts	Average Contractual Rate $/FC	Original US Dollar Notional Amount	Contract Value June 30, 2006	Fair Value June 30, 2006
Sell Hong Kong Dollars/Buy USD	0.1288	$0.4	$0.4	$—
Sell Euros/Buy USD	1.2440	1.0	1.0	—
Sell British Pounds/Buy USD	1.8141	5.0	4.9	(0.1)
Sell Australian Dollars/Buy USD	0.7519	3.9	3.9	—
Sell Canadian Dollars/Buy USD	0.8904	18.6	18.3	(0.3)
Sell South African Rand/Buy USD	0.1567	4.1	4.6	0.5
Sell New Zealand Dollars/Buy USD	0.6286	0.6	0.6	—
Buy Australian Dollars/Sell New Zealand Dollars	1.1366	3.8	4.1	0.3
Total forward contracts		$37.4	$37.8	$0.4

(a)	Weighted average variable rates are based upon implied forward rates from the yield curves at June 30, 2006.

*	While the 8 5/8% Senior Subordinated Notes are due in February 2008, under the 2004 Credit Agreement, Products Corporation must refinance such notes by October 30, 2007, such that not more than $25.0 million of such notes remain outstanding. In April 2006, Products Corporation redeemed $109.7 million in aggregate principal amount of its 8 5/8% Senior Subordinated Notes. Accordingly, at June 30, 2006 there remained outstanding $217.4 million in aggregate principal amount of such notes. (See ‘‘Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Overview of Financing Transactions’’).

**	Effective July 28, 2006 Products Corporation increased the Term Loan Facility by an additional $100 million to a total Term Loan Facility of $800 million. (See ‘‘Recent Developments’’).

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

(b)   Changes in Internal Control Over Financial Reporting.    There have not been any changes in the Company’s internal control over financial reporting during the three-month fiscal period ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the second quarter and six months ended June 30, 2006, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on the beliefs, expectations, estimates, projections, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates (whether qualitative or quantitative) as to:

(i)	the Company's future financial performance;

(ii)	the effect on sales of weak economic conditions, adverse currency fluctuations, category weakness, competitive activities, retailer inventory management, retailer space reconfigurations, less than anticipated results from the Company's advertising and marketing plans, including for its brand initiatives, and changes in consumer purchasing habits, including with respect to shopping channels;

(iii)	the Company's belief that the continued implementation and refinement to its plan could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more of its brands or product lines, launching additional new brands or products, including, without limitation, the Company’s plans to launch a new fragrance for 2007, further refining its approach to retail merchandising and/or take further actions to optimize its manufacturing, sourcing and organizational size and structure, any of which, whose intended purpose would be to create value through profitable growth, could result in the Company making investments and/or recognizing charges related to executing against such opportunities;

(iv)	the Company's expectations regarding its plan, including the Company's objective of increasing revenues and achieving profitability over the long-term by capitalizing on actions taken during the earlier phases of its plan, including taking actions to support this objective by assessing and taking appropriate actions in response to marketplace conditions, including competitive activities, with the objective of optimizing the effectiveness of all of its brands, including the Revlon brand across the various product categories in which it competes, including color cosmetics, women’s hair color and beauty tools, as well as its newly-restaged Almay brand and its new Vital Radiance brand;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

(v)	the Company's plans to continue to focus on the opportunities that the Company believes exist to increase it operating profit margin over time, with key areas of focus being actions intended to improve results in the areas of cost of goods sold and returns, as well as overhead and administrative expenses and that its cost savings initiatives would include, among other things, actions intended to improve product life cycle management, improve in-store merchandising, improve cost of goods sold, improve the effectiveness and efficiency of trade promotions, focus on savings from strategic procurement in general and administrative costs, optimize the Company’s international supply chain and optimize the Company’s overall cost structure;

(vi)	the Company's expectations and plans as to its Vital Radiance brand initiative, including seeking to optimize the Vital Radiance brand in the categories and retail formats in which it has been most successful and focusing resources on its revised retail footprint, its most effective marketing drivers and the most productive products in the line, as well as its expectations as to a reduction of some of the retail space it gained for Vital Radiance;

(vii)	the Company’s belief that Almay, with its restaged position in the marketplace, provides an important platform for future growth;

(viii)	the Company’s expectation that in connection with the brand initiatives, working capital will return to more normalized levels in relation to sales in the second half of 2006;

(ix)	the Company’s plans to continue to strengthen its balance sheet and capital structure, including Revlon, Inc.’s plans to refinance the balance of Products Corporation’s 8 5/8% Senior Subordinated Notes before October 30, 2007 prior to their maturity, Revlon, Inc.’s plans to conduct an additional equity issuance of $75 million in late 2006 or early 2007 and its intent to use the net proceeds to reduce debt;

(x)	restructuring activities, restructuring costs, the timing of restructuring payments and annual savings and other benefits from such activities, including the Company’s expectations that ongoing annualized savings associated with the realignment announced in February 2006 should be approximately $15 million, most of which the Company expects to realize in 2006;

(xi)	the Company’s expectation that operating revenues, cash on hand and funds available for borrowing under Products Corporation's 2004 Credit Agreement (including the $100 million Term Loan Add-on), the 2004 Consolidated MacAndrews & Forbes Line of Credit and other permitted lines of credit will be sufficient to satisfy the Company's operating expenses in 2006, including cash requirements referred to in item (xiii) below;

(xii)	the Company’s expected sources of funds, including the availability of funds from Products Corporation's 2004 Credit Agreement (including the $100 million Term Loan Add-on), the 2004 Consolidated MacAndrews & Forbes Line of Credit and other permitted lines of credit, restructuring indebtedness, selling assets or operations, capital contributions and/or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties and/or the sale of additional debt securities of Products Corporation;

(xiii)	the Company's expected uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued implementation of, and refinement to, the Company's plan, payments in connection with the Company's purchases of permanent wall displays, capital expenditure requirements, restructuring programs (including the organizational realignment announced in February 2006 and any additional actions), debt service payments and costs and regularly scheduled pension and post-retirement plan contributions, and its estimates of operating expenses, working capital expenses, wall display costs, capital expenditures, cash contributions to the Company's pension plans and post-retirement benefit plans and debt service payments (including payments required under Products Corporation's debt instruments);

(xiv)	matters concerning the Company's market-risk sensitive instruments;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

(xv)	the expected effects of the Company's adoption of certain accounting principles; and

(xvi)	the Company's plan to efficiently manage its cash and working capital, including, among other things, by carefully managing inventory levels, centralized purchasing to secure discounts and efficiencies in procurement, and providing additional discounts to U.S. customers for more timely payment of receivables and carefully managing accounts payable and most recently targeted controls on general and administrative spending.

Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language such as ‘‘estimates,’’ ‘‘objectives,’’ ‘‘visions,’’ ‘‘projects,’’ ‘‘forecasts,’’ ‘‘plans,’’ ‘‘targets,’’ ‘‘strategies,’’ ‘‘opportunities,’’ ‘‘drivers,’’ ‘‘believes,’’ ‘‘intends,’’ ‘‘outlooks,’’ ‘‘initiatives,’’ ‘‘expects,’’ ‘‘scheduled to,’’ ‘‘anticipates,’’ ‘‘seeks,’’ ‘‘may,’’ ‘‘will,’’ or ‘‘should’’ or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy, targets, models or intentions. Forward-looking statements speak only as of the date they are made, and except for the Company's ongoing obligations under the U.S. federal securities laws, the Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any additional disclosures the Company made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and makes in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the Securities and Exchange Commission (the ‘‘SEC’’) in 2006 (which, among other places, can be found on the SEC's website at http://www.sec.gov). The information available from time to time on such website shall not be deemed incorporated by reference into this Quarterly Report on Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. See also Item 1A. ‘‘Risk Factors’’ in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for further discussion of risks associated with the Company’s business. In addition to factors that may be described in the Company's filings with the SEC, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:

(i)	unanticipated circumstances or results affecting the Company's financial performance, including decreased consumer spending in response to weak economic conditions or weakness in the mass-market cosmetics category; changes in consumer preferences, such as reduced consumer demand for the Company's color cosmetics and other current products; changes in consumer purchasing habits, including with respect to shopping channels; lower than expected retail customer acceptance or consumer acceptance of the Company’s brand initiatives and other product offerings; higher than expected returns or decreased sales of the Company’s existing Revlon, Almay and/or Vital Radiance branded products, including less than anticipated results from the Company's advertising and marketing plans, including for its brand initiatives; actions by the Company’s customers, such as retailer inventory management and greater than anticipated retailer space reconfigurations and/or product discontinuances; and changes in the competitive environment and actions by the Company's competitors, including business combinations, technological breakthroughs, new products offerings, continued increased advertising, marketing and promotional spending and marketing and promotional successes, including increases in market share;

(ii)	the effects of and changes in economic conditions (such as inflation, monetary conditions and foreign currency fluctuations, as well as in trade, monetary, fiscal and tax policies in international markets) and political conditions (such as military actions and terrorist activities);

(iii)	unanticipated costs or difficulties or delays in completing projects associated with the continued implementation of, and refinement to, the Company's plan or lower than expected revenues or inability to achieve profitability over the long-term as a result of such plan, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more of the Company's

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

brands or product lines, launching of new brands or product lines, including difficulties or delays in launching its new products in 2007, further refining its approach to retail merchandising, and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company’s manufacturing, sourcing or organizational size and structure;

(iv)	difficulties, delays or unanticipated costs in implementing and refining the Company's plan, including difficulties, delays or unanticipated costs in taking actions to capitalize on the actions taken during the earlier phases of its plan, which could affect the Company's ability to achieve its objectives of increasing revenues and achieving profitability over the long-term, including less than anticipated results, such as lower than expected revenues, from actions intended to optimize the Revlon brand across the various product categories in which it competes, including color cosmetics, women’s hair color and/or beauty tools, as well as its newly-restaged Almay brand and its new Vital Radiance brand;

(v)	difficulties, delays or unanticipated costs in connection with the Company's plans to increase its operating profit margin over time, such as difficulties, delays or the inability to take actions intended to improve results in cost of goods sold, returns and/or overhead and administrative expenses, including as a result of difficulties, delays or the inability to take actions intended to improve product life cycle management, in-store merchandising, costs of goods sold, the effectiveness and efficiency of trade promotions and/or generate savings from strategic procurement in general and administrative costs, from improvements in the Company’s international supply chain and/or from improvements in the Company’s overall cost structure;

(vi)	less than anticipated results of the Vital Radiance brand, such as less than anticipated consumer or retail customer acceptance thereof and/or greater than anticipated reduction of retail shelf space for the Vital Radiance brand;

(vii)	less than expected results from the Company’s Almay brand, including as a result of less than anticipated consumer or retail customer acceptance of the restaged Almay brand;

(viii)	higher than anticipated working capital or unforeseen circumstances affecting the timing or levels thereof;

(ix)	difficulties, delays or unanticipated costs in, or the Company's inability to consummate, transactions to strengthen its balance sheet and capital structure, including difficulties, delays or increased costs associated with, or the inability to consummate, in whole or in part, the refinancing of the balance of Products Corporation’s 8 5/8% Senior Subordinated Notes before October 30, 2007 prior to their maturity, or difficulties, delays or increased costs associated with conducting, or Revlon, Inc.’s inability to consummate, in whole or in part, the additional $75 million equity issuance in late 2006 or early 2007;

(x)	difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company's restructuring activities, such as less than anticipated annualized savings from the organizational realignment announced in February 2006;

(xi)	lower than expected operating revenues, the inability to secure capital contributions or loans from MacAndrews & Forbes, Revlon, Inc., the Company's other affiliates and/or third parties;

(xii)	the unavailability of funds under Products Corporation's 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit or other permitted lines of credit, restructuring indebtedness, selling assets or operations and/or the sale of additional debt securities;

(xiii)	higher than expected operating expenses (including in connection with the brand initiatives), sales returns, working capital expenses, wall display costs, capital expenditures, restructuring costs, regularly scheduled cash pension plan contributions, post-retirement benefit plan contributions or debt service payments;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

(xiv)	interest rate or foreign exchange rate changes affecting the Company and its market-risk sensitive financial instruments;

(xv)	unanticipated effects of the Company's adoption of certain new accounting standards; and

(xvi)	difficulties, delays or the inability of the Company to efficiently manage its cash and working capital.

Factors other than those listed above could also cause the Company's results to differ materially from expected results. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Website Availability of Reports and Other Corporate Governance Information

Revlon, Inc., which owns 100% of the Company’s common stock, maintains a comprehensive corporate governance program, including Corporate Governance Guidelines for Revlon, Inc.’s Board of Directors, Revlon, Inc.’s Board Guidelines for Assessing Director Independence and charters for Revlon, Inc.’s Audit Committee, Nominating and Corporate Governance Committee and Compensation and Stock Plan Committee. Revlon, Inc. maintains a corporate investor relations website, www.revloninc.com, where stockholders and other interested persons may review, without charge, among other things, Revlon, Inc.'s corporate governance materials and certain SEC filings (such as Revlon, Inc.'s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, annual reports, Section 16 reports reflecting certain changes in the stock ownership of Revlon, Inc.’s directors and Section 16 executive officers, and certain other documents filed with the SEC), each of which are generally available on the same business day as the filing date with the SEC on the SEC’s website http://www.sec.gov, as well as Revlon, Inc.’s website http://www.revloninc.com. In addition, under the section of Revlon, Inc.’s website entitled, ‘‘Corporate Governance,’’ Revlon, Inc. posts printable copies of the latest versions of its Corporate Governance Guidelines, Board Guidelines for Assessing Director Independence, charters for Revlon, Inc.'s Audit Committee, Nominating and Corporate Governance Committee and Compensation and Stock Plan Committee, as well as Revlon, Inc.'s and the Company’s Code of Business Conduct, which includes Revlon, Inc.'s and the Company’s Code of Ethics for Senior Financial Officers and the Audit Committee Pre-Approval Policy, each of which the Company will provide in print, without charge, upon written request to Robert K. Kretzman, Executive Vice President and Chief Legal Officer, Revlon, Inc., 237 Park Avenue, New York, NY 10017. Additionally, the business and financial materials and any other statement or disclosure on, or made available through, the websites referenced herein shall not be incorporated by reference into this report.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1A.    Risk Factors

For a discussion of the Company’s risk factors, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 6.    Exhibits

4.1	Amendment No. 2 dated July 28, 2006 to the 2004 Credit Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Products Corporation filed with the SEC on July 28, 2006).
10.1	Fifth Amendment, dated June 1, 2006, to the Investment Agreement, dated as of February 20, 2004, by and between Revlon, Inc. and MacAndrews & Forbes Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Revlon, Inc. filed with the SEC on June 2, 2006).
*31.1	Certification of Jack L. Stahl, Chief Executive Officer, dated August 4, 2006, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of David L. Kennedy, Chief Financial Officer, dated August 4, 2006, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1 (furnished herewith)	Certification of Jack L. Stahl, Chief Executive Officer, dated August 4, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (furnished herewith)	Certification of David L. Kennedy, Chief Financial Officer, dated August 4, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 4, 2006

REVLON CONSUMER PRODUCTS CORPORATION

Registrant

By: /s/ David L. Kennedy	By: /s/ John F. Matsen, Jr.
David L. Kennedy Executive Vice President and Chief Financial Officer	John F. Matsen, Jr. Senior Vice President and Corporate Controller