Form 10-Q
period 2006-09-30
REVLON CONSUMER PRODUCTS CORP
filed 2006-11-07
CIK 890547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______________   to   ______________

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

Yes No

The number of shares outstanding of the registrant’s common stock was 5,260 shares as of September 30, 2006, all of which were held by its parent, Revlon, Inc., an indirect majority-owned subsidiary of MacAndrews & Forbes Holdings Inc.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
INDEX

PART I – Financial Information

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23.9	$32.4
Trade receivables, less allowances of $14.4 and $18.9 as of September 30, 2006 and December 31, 2005, respectively	166.9	282.2
Inventories	206.9	220.6
Prepaid expenses and other	67.5	61.5
Total current assets	465.2	596.7
Property, plant and equipment, net	119.1	119.7
Other assets	165.2	146.0
Goodwill, net	186.1	186.0
Total assets	$935.6	$1,048.4
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current liabilities:
Short-term borrowings	$10.2	$9.0
Current portion of long-term debt	8.1	—
Accounts payable	99.8	133.1
Accrued expenses and other	343.8	328.4
Total current liabilities	461.9	470.5
Long-term debt	1,446.8	1,413.4
Other long-term liabilities	241.0	255.7
Stockholder’s deficiency:
Preferred stock, par value $1.00 per share; 1,000 shares authorized, 546 shares issued and outstanding	54.6	54.6
Common Stock, par value $1.00 per share; 10,000 shares authorized and 5,260 shares issued and outstanding	—	—
Additional paid-in capital	819.0	699.8
Accumulated deficit	(1,964.2)	(1,723.9)
Accumulated other comprehensive loss	(123.5)	(121.7)
Total stockholder’s deficiency	(1,214.1)	(1,091.2)
Total liabilities and stockholder’s deficiency	$935.6	$1,048.4

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$305.9	$275.3	$952.5	$894.5
Cost of sales	148.9	117.0	404.2	350.1
Gross profit	157.0	158.3	548.3	544.4
Selling, general and administrative expenses	198.7	186.3	640.0	572.7
Restructuring costs and other, net	13.8	—	23.3	1.5
Operating loss	(55.5)	(28.0)	(115.0)	(29.8)
Other expenses (income):
Interest expense	38.3	33.2	109.4	94.7
Interest income	(0.2)	(0.9)	(1.0)	(3.3)
Amortization of debt issuance costs	2.0	1.8	5.6	5.1
Foreign currency gains, net	(0.2)	(2.7)	(1.4)	(1.4)
Loss on early extinguishment of debt	—	—	0.4	9.0
Miscellaneous, net	0.1	(0.1)	0.5	1.5
Other expenses, net	40.0	31.3	113.5	105.6
Loss before income taxes	(95.5)	(59.3)	(228.5)	(135.4)
Provision for income taxes	3.2	2.3	11.8	9.1
Net loss	$(98.7)	$(61.6)	$(240.3)	$(144.5)

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIENCY
AND COMPREHENSIVE LOSS
(dollars in millions)

	Preferred Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder’s Deficiency
Balance, January 1, 2006	$54.6	$699.8	$(1,723.9)	$(121.7)	$(1,091.2)
Capital contribution from direct parent		107.5			107.5
Stock option compensation		6.5			6.5
Amortization of deferred compensation for restricted stock		5.2			5.2
Comprehensive loss:
Net loss			(240.3)		(240.3)
Revaluation of foreign currency forward exchange contracts				0.8	0.8
Currency translation adjustment				(2.6)	(2.6)
Total comprehensive loss					(242.1)
Balance, September 30, 2006	$54.6	$819.0	$(1,964.2)	$(123.5)	$(1,214.1)

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(240.3)	$(144.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	84.2	75.3
Amortization of debt discount	0.4	0.1
Stock compensation amortization	11.7	4.4
Loss on early extinguishment of debt	0.4	9.0
Change in assets and liabilities:
Decrease in trade receivables	115.5	38.4
Decrease (increase) in inventories	14.1	(74.6)
Decrease (increase) in prepaid expenses and other current assets	(4.3)	(6.6)
Increase (decrease) in accounts payable	(26.0)	6.5
Decrease in accrued expenses and other current liabilities	(24.3)	(3.1)
Purchase of permanent displays	(81.4)	(38.7)
Other, net	25.2	17.9
Net cash used in operating activities	(124.8)	(115.9)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15.5)	(16.0)
Investment in debt defeasance trust	—	(197.9)
Liquidation of investment in debt defeasance trust	—	197.9
Net cash used in investing activities	(15.5)	(16.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(6.3)	15.8
Borrowings under the Multi-Currency Facility, net	50.7	—
Borrowings under the Term Loan Facility	100.0	—
Proceeds from the issuance of long-term debt	—	386.2
Repayment of long-term debt, including prepayment fee and premiums	(109.7)	(297.9)
Payment of financing costs	(9.4)	(12.0)
Capital contribution from direct parent, net	107.5	—
Net cash provided by financing activities	132.8	92.1
Effect of exchange rate changes on cash and cash equivalents	(1.0)	(3.3)
Net decrease in cash and cash equivalents	(8.5)	(43.1)
Cash and cash equivalents at beginning of period	32.4	120.8
Cash and cash equivalents at end of period	$23.9	$77.7
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$104.0	$92.2
Income taxes, net of refunds	$9.1	$9.1

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(1) Basis of Presentation

Revlon Consumer Products Corporation (‘‘Products Corporation’’ and together with its subsidiaries, the ‘‘Company’’) operates in a single segment and manufactures and sells an extensive array of cosmetics, skincare, fragrances, beauty tools, hair color, anti-perspirants/deodorants and other personal care products. The Company's principal customers include large mass volume retailers and chain drug and food stores, as well as certain department stores and other specialty stores, such as perfumeries. The Company also sells consumer products to U.S. military exchanges and commissaries and has a licensing business, pursuant to which the Company licenses certain of its key brand names to third parties for complementary beauty-related products and accessories.

Products Corporation is a direct wholly-owned subsidiary of Revlon, Inc., which is an indirect majority-owned subsidiary of MacAndrews & Forbes Holdings Inc. (‘‘MacAndrews & Forbes Holdings’’ and, together with its affiliates other than the Company, ‘‘MacAndrews & Forbes’’), a corporation wholly-owned by Ronald O. Perelman.

The accompanying consolidated financial statements are unaudited. In management’s opinion, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been made. The Unaudited Consolidated Financial Statements include the accounts of the Company after elimination of all material intercompany balances and transactions.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying Unaudited Consolidated Financial Statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, certain assumptions related to the recoverability of intangible and long-lived assets, reserves for estimated tax liabilities, restructuring costs, certain estimates and assumptions used in the calculation of the fair value of stock options issued to employees and the derived compensation expense and certain estimates regarding the calculation of the net periodic benefit costs and the projected benefit obligation for the Company’s pension and other post-retirement plans. The Unaudited Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The results of operations and financial position, including working capital, for interim periods are not necessarily indicative of those to be expected for a full year.

Certain prior year amounts have been reclassified to conform to the current period's presentation, including the transfer, during the second quarter of 2006, of management responsibility for the Company’s Canadian operations from the Company’s North American operations to the European region of its international operations.

Stock-Based Compensation

Prior to January 1, 2006 (including the three- and nine-month periods ended September 30, 2005), the Company applied the intrinsic value method as outlined in Accounting Principles Board (‘‘APB’’) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB No. 25’’) and related interpretations in accounting for stock options granted. Under the intrinsic value method, no compensation expense was recognized in fiscal periods ended prior to January 1, 2006 if the exercise price of the Company’s employee stock options was greater than or equal to the market price of Revlon, Inc.’s Class A common stock, par

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

value of $0.01 per share (the ‘‘Class A Common Stock’’) on the date of the grant. Since all options granted under Revlon, Inc.’s Stock Plan (as hereinafter defined) had an exercise price equal to the market value of the underlying Class A Common Stock on the date of grant, no compensation expense was recognized in the accompanying consolidated statements of operations for the fiscal periods ended on or before December 31, 2005 (including the three- and nine-month periods ended September 30, 2005) on stock options granted to employees.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123(R), ‘‘Share-Based Payment’’ (‘‘SFAS No. 123(R)’’). This statement replaces SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS No. 123’’) and supersedes APB No. 25. SFAS No. 123(R), requires that effective for fiscal periods ending after December 31, 2005, all stock-based compensation be recognized as an expense, net of the effect of expected forfeitures, in the financial statements and that such expense be measured at the fair value of the Company’s stock-based awards and generally recognized over the grantee’s required service period. The Company uses the modified prospective method of application, which requires recognition of compensation expense on a prospective basis. Therefore, the Company’s financial statements for fiscal periods ended on or before December 31, 2005 have not been restated to reflect compensation expense in respect of awards of stock options under the Stock Plan. Under this method, in addition to reflecting compensation expense for new share-based awards granted on or after January 1, 2006, expense is also recognized to reflect the remaining service period (generally, the vesting period of the award) of awards that had been included in the Company’s pro forma disclosures in fiscal periods ended on or before December 31, 2005. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the nine-month period ended September 30, 2006, no adjustments have been made to the cash flow statement, as any excess tax benefits that would have been realized have been fully provided for, given the Company’s historical losses and deferred tax valuation allowance.

Recent Accounting Pronouncements

In June 2006, the FASB issued Financial Interpretation Number (‘‘FIN’’) 48, ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109’’. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that FIN 48 could have on its results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements.’’ This statement clarifies the definition of fair value of assets and liabilities, establishes a framework for measuring fair value of assets and liabilities, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS No. 157 could have on its results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement Nos. 87, 88, 106, and 132(R)’’. This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit post-retirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income of a business entity. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit post-retirement plan and to provide the required disclosures as of the end of its fiscal years ending after

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

December 15, 2006. SFAS No. 158 also requires an employer to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position. This requirement is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact that SFAS No. 158 could have on its results of operations or financial condition.

In September 2006, the SEC issued Staff Accounting Bulletin (‘‘SAB’’) No. 108, ‘‘Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,’’ which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes that registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, filed after the publication of SAB No. 108 (September 13, 2006). The Company is currently evaluating the impact that SAB No. 108 could have on its results of operations or financial condition.

(2) Stock Compensation Plan

Revlon, Inc. maintains an Amended and Restated Revlon, Inc. Stock Plan (the ‘‘Stock Plan’’), which provides for the issuance of awards of shares of Revlon, Inc.'s Class A Common Stock in the form of stock options, stock appreciation rights and restricted or unrestricted stock to eligible employees and directors of Revlon, Inc. and its affiliates, including Products Corporation.

Stock options

Total net stock option compensation expense includes amounts attributable to the granting of, and the remaining requisite service period of, stock options issued under the Stock Plan, which awards were unvested at January 1, 2006 or granted on or after such date. Net stock option compensation expense in the three- and nine-month periods ended September 30, 2006 was $2.0 million and $6.5 million (including, in each case, $1.4 million in relation to the departure of Jack Stahl, the Company’s former President and Chief Executive Officer, in September 2006), respectively. As of September 30, 2006, the total unrecognized stock option compensation expense related to unvested stock options in the aggregate was $4.1 million (which includes the write-off of unrecognized stock option compensation related to stock options that will be forfeited as a result of terminations of employment after September 30, 2006 primarily related to restructuring events under the September 2006 Program (as hereinafter defined)).

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

A summary of the status of stock option grants under the Stock Plan as of September 30, 2006 and changes during the nine-month period then ended is presented below:

	Shares (000’s)	Weighted Average Exercise Price
Outstanding at January 1, 2006	33,033.1	$4.25
Granted	12.5	3.05
Exercised	(47.2)	3.02
Forfeited and expired	(593.2)	4.84
Outstanding at March 31, 2006	32,405.2	4.24
Granted	10.0	1.46
Exercised	(13.3)	2.59
Forfeited and expired	(1,351.8)	3.51
Outstanding at June 30, 2006	31,050.1	4.27
Granted	—	—
Exercised	—	—
Forfeited and expired(a)	(2,427.1)	3.02
Outstanding at September 30, 2006	28,623.0	4.38

(a)	Includes approximately 2,427,100 shares that were forfeited during the three-month period ended September 30, 2006 primarily in connection with the September 2006 Program and excludes the forfeiture (resulting from terminations of employment after September 30, 2006) of approximately 1,400,000 shares primarily related to restructuring events under the September 2006 Program.

The weighted average grant date fair value of options granted during the nine-month periods ended September 30, 2006 and 2005 approximated $1.30 and $1.38, respectively, and was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2006	2005
Expected life of option(a)	4.75 years	4.75 years
Risk-free interest rate(b)	4.84%	3.95%
Expected volatility(c)	64%	61%
Expected dividend yield(d)	N/A	N/A

(a)	The expected life of an option is calculated using a formula based on the vesting term and contractual life of the option.

(b)	The risk-free interest rate is based upon the rate in effect at the time of the option grant on a zero coupon U.S. Treasury bill for periods approximating the expected life of the option.

(c)	Expected volatility is based on the daily historical volatility of the NYSE closing price of Revlon, Inc.’s Class A Common Stock price over the expected life of the option.

(d)	Assumes a dividend rate of nil on Revlon, Inc.’s Class A Common Stock for options granted during the nine-month periods ended September 30, 2006 and 2005, respectively.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The following table summarizes information about the Stock Plan's options outstanding at September 30, 2006:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options (000’s)	Weighted Average Years Remaining	Weighted Average Exercise Price	Number of Options (000’s)	Weighted Average Exercise Price
$1.46 to $3.78	25,414.9	4.83	$2.99	13,131.8	$3.07
3.82 to 6.88	1,397.6	5.11	4.83	997.6	5.24
7.06 to 15.00	988.5	3.13	10.62	988.5	10.62
18.50 to 50.00	822.0	1.19	38.88	822.0	38.88
1.46 to 50.00	28,623.0			15,939.9

Restricted stock awards

The Stock Plan allows for awards of restricted stock consisting of shares of Revlon, Inc. Class A Common Stock to employees and directors of Revlon, Inc. and its affiliates, including Products Corporation. The restricted stock awards outstanding at September 30, 2006 vest over service periods that range from three to five years.

A summary of the status of grants of restricted stock under the Stock Plan and Supplemental Stock Plan (as hereinafter defined) as of September 30, 2006 and changes during the nine-month period then ended is presented below:

Shares (000’s)
Outstanding at January 1, 2006	3,810.0
Granted	—
Vested(a)	(300.0)
Forfeited and expired	—
Outstanding at March 31, 2006	3,510.0
Granted	—
Vested(a)(b)	(1,421.7)
Forfeited and expired	(63.3)
Outstanding at June 30, 2006	2,025.0
Granted	—
Vested(a)(b)(c)	(150.0)
Forfeited and expired(d)	(90.0)
Outstanding at September 30, 2006	1,785.0

(a)	Of the amount vested during the three-month period ended March 31, 2006, 17,594 shares were withheld by Revlon, Inc. to satisfy a certain grantee’s minimum withholding tax requirements.

(b)	Of the amount vested during the three- and six-month periods ended June 30, 2006, 156,857 and 174,451 shares, respectively, were withheld by Revlon, Inc. to satisfy certain grantees’ minimum withholding tax requirements.

(c)	Of the amount vested during the three- and nine-month periods ended September 30, 2006, 18,900 and 193,351 shares, respectively, were withheld by Revlon, Inc. to satisfy certain grantees’ minimum withholding tax requirements.

(d)	Includes 90,002 shares that were forfeited in connection with the September 2006 Program and excludes the forfeiture (resulting from terminations of employment after September 30, 2006) of 163,334 shares primarily related to restructuring events under the September 2006 Program.

In 2002, Revlon, Inc. adopted the Revlon, Inc. 2002 Supplemental Stock Plan (the ‘‘Supplemental Stock Plan’’), the purpose of which was to provide Mr. Stahl, the sole eligible participant under the

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Supplemental Stock Plan, with inducement awards to entice him to join the Company. The Supplemental Stock Plan covers 530,000 shares of Class A Common Stock. All of the 530,000 shares were issued in the form of restricted shares of Class A Common Stock to Mr. Stahl in February 2002. The terms of the Supplemental Stock Plan and the foregoing grant of restricted shares to Mr. Stahl are substantially the same as the terms and grants under the Stock Plan. Pursuant to the terms of the Supplemental Stock Plan, such grant was made conditioned upon his execution of the Company's standard Employee Agreement as to Confidentiality and Non-Competition.

Generally, no dividends will be paid on unvested restricted stock, provided, however, that in connection with the 2002 grants to Mr. Stahl of 470,000 shares of restricted stock under the Stock Plan and 530,000 shares of restricted stock under the Supplemental Stock Plan (of which an aggregate 500,000 shares of restricted stock from both plans remained unvested at September 30, 2006), in the event any cash or in-kind distributions are made in respect of Revlon, Inc.’s common stock prior to the lapse of the restrictions on such shares, such dividends will be held by Revlon, Inc. and paid to Mr. Stahl when and if such restrictions lapse.

In connection with the departure of Mr. Stahl from the Company, pursuant to the terms of his separation agreement, the Company incurred charges of $3.2 million in the third quarter of 2006 within selling, general and administrative expenses (‘‘SG&A’’) for the accelerated amortization of his unvested stock options and unvested restricted stock. In addition, as a result of Mr. Stahl’s departure, pursuant to the terms of his employment agreement $6.2 million of other severance charges were also recorded within SG&A.

The Company recognizes non-cash compensation expense related to restricted stock awards under the Stock Plan and Supplemental Stock Plan using the straight-line method over the remaining service period. The Company recorded compensation expense related to restricted stock awards under the Stock Plan and Supplemental Stock Plan of $5.2 million and $4.2 million during the nine-month periods ended September 30, 2006 and 2005, respectively. The deferred stock-based compensation related to restricted stock awards is $0.3 million at September 30, 2006 (which includes the write off of deferred stock-based compensation related to restricted share awards that will be forfeited as a result of terminations of employment after September 30, 2006 primarily related to restructuring events under the September 2006 Program). At September 30, 2006, there were 1,785,002 shares of unvested restricted stock under the Stock Plan and the Supplemental Stock Plan.

Pro forma net loss

Prior to the Company's adoption of SFAS No. 123(R), SFAS No. 123 required that the Company provide pro forma information regarding net loss and net loss per common share as if compensation expense for the Company's stock-based awards had been determined in accordance with the fair value method prescribed therein. The Company had previously adopted the disclosure portion of SFAS No. 148, ‘‘Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statements No. 123’’ (‘‘SFAS No. 148’’), requiring quarterly SFAS No. 123 pro forma disclosure. The pro forma charge for compensation expense related to stock-based awards granted was recognized over the service period. For stock options, the service period represents the period of time between the date of grant and the date each stock option becomes exercisable without consideration of acceleration provisions (e.g., retirement, change of control and similar types of acceleration events).

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The following table illustrates the effect on net loss as if the Company had applied the fair value method to its stock-based compensation under the disclosure provisions of SFAS No. 123 and amended disclosure provisions of SFAS No. 148:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss as reported	$(61.6)	$(144.5)
Add: Stock-based employee compensation expense included in reported net loss	1.3	4.4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(5.7)	(16.6)
Pro forma net loss	$(66.0)	$(156.7)

(3) Post-retirement Benefits

The Company sponsors pension plans and certain other post-retirement benefit plans for a substantial portion of its U.S. employees, as well as certain other non-U.S. employees. Relevant aspects of these plans are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Currently, the Company expects to contribute approximately $31.4 million to its pension plans and approximately $1.0 million to other post-retirement plans in 2006.

The components of net periodic benefit cost for the pension and the other post-retirement benefit plans for the three-month periods ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,
	Pension Plans		Other Post-retirement Benefit Plans
	2006	2005	2006	2005
Service cost	$2.6	$2.4	$—	$0.1
Interest cost	7.9	7.7	0.3	0.2
Expected return on plan assets	(7.9)	(7.1)	—	—
Amortization of prior service cost	—	(0.1)	—	—
Amortization of actuarial loss	1.6	1.8	—	—
Curtailment gain	(0.7)	—	—	—
	3.5	4.7	0.3	0.3
Portion allocated to Revlon Holdings LLC	—	—	—	—
Net periodic benefit cost	$3.5	$4.7	$0.3	$0.3

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The components of net periodic benefit cost for the pension and the other post-retirement benefit plans for the nine-month periods ended September 30, 2006 and 2005 are as follows:

	Nine Months Ended September 30,
	Pension Plans		Other Post-retirement Benefit Plans
	2006	2005	2006	2005
Service cost	$7.8	$7.6	$0.1	$(0.1)
Interest cost	23.7	23.3	0.7	0.5
Expected return on plan assets	(23.7)	(21.3)	—	—
Amortization of prior service cost	(0.2)	(0.3)	—	—
Amortization of actuarial loss	5.0	5.8	—	—
Curtailment gain	(0.7)	—	—	—
	11.9	15.1	0.8	0.4
Portion allocated to Revlon Holdings LLC	(0.1)	(0.1)	—	—
Net periodic benefit cost	$11.8	$15.0	$0.8	$0.4

(4) Inventories

	September 30, 2006	December 31, 2005
Raw materials and supplies	$60.0	$60.7
Work-in-process	18.1	17.6
Finished goods	128.8	142.3
	$206.9	$220.6

(5) Comprehensive Loss

The components of comprehensive loss for the three- and nine-month periods ended September 30, 2006 and 2005, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(98.7)	$(61.6)	$(240.3)	$(144.5)
Other comprehensive (loss) income:
Revaluation of foreign currency forward exchange contracts	0.2	(0.4)	0.8	2.2
Currency translation adjustment	(2.7)	(1.5)	(2.6)	(6.5)
Other comprehensive (loss) income	(2.5)	(1.9)	(1.8)	(4.3)
Comprehensive loss	$(101.2)	$(63.5)	$(242.1)	$(148.8)

(6) Restructuring Costs and Other, Net

During the nine-month period ended September 30, 2006, the Company recorded total restructuring charges of approximately $23.3 million, of which $13.5 million was associated with the restructuring announced in September 2006 (the ‘‘September 2006 Program’’), primarily for employee severance and other employee-related termination costs, and approximately $10.0 million was associated with the restructuring announced in February 2006 (the ‘‘February 2006 Program’’), primarily for employee severance and other employee-related termination costs.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The September 2006 Program is designed to reduce costs and improve the Company’s profit margins, largely through a broad organizational streamlining that involved consolidating responsibilities in certain related functions and reducing layers of management to increase accountability and effectiveness; streamlining support functions to reflect the new organization structure; eliminating certain senior executive positions; and consolidating various facilities.

The February 2006 Program involved the consolidation of certain functions within the Company’s sales, marketing and creative groups, as well as certain headquarters functions, which changes were designed to streamline internal processes and to enable the Company to continue to be more effective and efficient in meeting the needs of its consumers and retail customers.

Details of the activities described above during the nine-month period ended September 30, 2006 are as follows:

	Balance as of January 1, 2006		Utilized, Net		Balance as of September 30, 2006
		Expenses, Net	Cash	Noncash
Employee severance and other personnel benefits:
2003 programs	$1.2	$—	$(0.8)	$—	$0.4
2004 programs	2.4	—	(2.2)	—	0.2
February 2006 Program	—	10.0	(5.1)	—	4.9
September 2006 Program	—	13.5	—	—	13.5
	3.6	23.5	(8.1)	—	19.0
Lease obligations	0.6	(0.2)	0.2	(0.2)	0.4
	$4.2	$23.3	$(7.9)	$(0.2)	$19.4

As of September 30, 2006, the unpaid balance of the restructuring costs and other are included in ‘‘Accrued expenses and other’’ and ‘‘Other long-term liabilities’’ in the Company's Consolidated Balance Sheets. The remaining balance at September 30, 2006 for employee severance and other personnel benefits is $19.4 million, of which $6.1 million is expected to be paid by the end of 2006 and the remaining obligations of $13.3 million are expected to be paid through 2008.

(7) Geographic Information

The Company manages its business on the basis of one reportable operating segment. The Company has operations established in 16 countries outside of the U.S. and its products are sold throughout the world. Certain prior year amounts have been reclassified to conform to the current period's presentation, including the transfer, during the second quarter of 2006, of management responsibility for the Company’s Canadian operations from the Company’s North American operations to the European region of its international operations.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Geographic area:
Net sales:
United States	$159.5	$141.5	$537.8	$502.0
International	146.4	133.8	414.7	392.5
	$305.9	$275.3	$952.5	$894.5
	September 30, 2006	December 31, 2005
Long-lived assets:
United States	$380.5	$366.9
International	89.9	84.8
	$470.4	$451.7

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Classes of similar products:
Net sales:
Cosmetics, skin care and fragrances	$180.7	$180.0	$594.8	$589.8
Personal care	125.2	95.3	357.7	304.7
	$305.9	$275.3	$952.5	$894.5

(8) Derivative Financial Instruments

The Company uses derivative financial instruments, primarily foreign currency forward exchange contracts, to reduce the effects of fluctuations in foreign currency exchange rates. These contracts, which have been designated as cash flow hedges, were entered into primarily to hedge anticipated inventory purchases and certain intercompany payments denominated in foreign currencies and have maturities of less than one year. Any unrecognized income (loss) related to these contracts is recorded in the Statement of Operations primarily in cost of goods sold when the underlying transactions hedged are realized (e.g., when inventory is sold or intercompany transactions are settled). Products Corporation enters into these contracts with counterparties that are major financial institutions, and accordingly the Company believes that the risk of counterparty nonperformance is remote. The notional amount of the foreign currency forward exchange contracts outstanding at September 30, 2006 and December 31, 2005 was $28.9 million and $31.9 million, respectively. The fair value of the foreign currency forward exchange contracts outstanding at September 30, 2006 and December 31, 2005 was $0.6 million and $(0.2) million, respectively.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(9) Long-term Debt

	September 30, 2006	December 31, 2005
2004 Credit Agreement:
Term Loan Facility due 2010	$800.0	$700.0
Multi-Currency Facility due 2009	50.7	—
8 5/8% Senior Subordinated Notes due 2008(a)	217.4	327.0
9½% Senior Notes due 2011, net of discounts	386.8	386.4
2004 Consolidated MacAndrews & Forbes Line of Credit	—	—
	1,454.9	1,413.4
Less current portion	(8.1)	—
	$1,446.8	$1,413.4

(a)	While the 8 5/8% Senior Subordinated Notes are due in February 2008, under the 2004 Credit Agreement, Products Corporation must refinance such notes by October 30, 2007, such that not more than $25.0 million of such notes remain outstanding.

2004 Credit Agreement and Amendments

In July 2004, Products Corporation and certain of its subsidiaries entered into a bank credit agreement with a syndicate of lenders and Citicorp USA, Inc., as multi-currency administrative agent, term loan administrative agent and collateral agent (as amended, the ‘‘2004 Credit Agreement’’). The 2004 Credit Agreement originally provided up to $960.0 million, which consisted of a term loan facility of $800.0 million (the ‘‘Term Loan Facility’’) and a $160.0 million asset-based, multi-currency revolving credit facility (the ‘‘Multi-Currency Facility’’). Availability under the Multi-Currency Facility varies based upon the borrowing base that is determined by the value of eligible accounts receivable, eligible inventory and eligible real property and equipment in the U.S. and the U.K. from time to time. In March 2005, the Term Loan Facility was reduced to $700.0 million following Products Corporation’s March 2005 prepayment of $100.0 million and in July 2006, the Term Loan Facility was increased back to $800.0 million as a result of the $100.0 million Term Loan Add-on (as hereinafter defined). Products Corporation may request the Multi-Currency Facility to be increased from time to time in an aggregate principal amount not to exceed an incremental $50.0 million subject to certain conditions and subject to the lenders’ agreement.

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

In February 2006, Products Corporation secured an amendment to the 2004 Credit Agreement (the ‘‘first amendment’’), which excludes from various financial covenants certain charges in connection with the February 2006 Program described in Note 7 above, as well as some start-up costs incurred by the Company in 2005 related to the Vital Radiance brand and the complete re-stage of the Almay brand. Specifically, the first amendment provides for the add-back to the 2004 Credit Agreement's definition of ‘‘EBITDA’’ the lesser of (i) $50 million; or (ii) the cumulative one-time charges associated with (a) the February 2006 Program described in Note 6 and (b) the non-recurring costs in the third and fourth quarters of 2005 associated with the Vital Radiance brand and the complete re-stage of the Almay brand. Under the 2004 Credit Agreement, ‘‘EBITDA’’ is used in the determination of Products Corporation's senior secured leverage ratio and the consolidated fixed charge coverage ratio.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

On July 28, 2006, Products Corporation secured a further amendment (the ‘‘second amendment’’) to its 2004 Credit Agreement to, among other things, add an additional $100.0 million to the 2004 Credit Agreement's Term Loan Facility (the ‘‘Term Loan Add-on’’). The second amendment also reset the 2004 Credit Agreement’s senior secured leverage ratio covenant to 5.5 to 1.0 through June 30, 2007, stepping down to 5.0 to 1.0 for the remainder of the term of the 2004 Credit Agreement. The second amendment also enables Products Corporation to add back to the 2004 Credit Agreement’s definition of ‘‘EBITDA’’ up to $25 million related to restructuring charges (in addition to the restructuring charges permitted to be added back pursuant to the first amendment to the 2004 Credit Agreement) and charges for certain product returns and/or product discontinuances. Products Corporation used the net proceeds from the Term Loan Add-on to repay amounts outstanding under the Multi-Currency Facility, without any reduction in the commitment under that facility.

On September 29, 2006, Products Corporation secured an additional amendment (the ‘‘third amendment’’) to its 2004 Credit Agreement, which enables Products Corporation to add back to the 2004 Credit Agreement's definition of ‘‘EBITDA’’ up to $75 million of restructuring charges (in addition to the restructuring charges permitted to be added back pursuant to the first and second amendments to the 2004 Credit Agreement), asset impairment charges, inventory write-offs, inventory returns costs and in each case related charges in connection with the previously-announced discontinuance of the Vital Radiance brand, the Company's recent CEO change and the September 2006 Program described in Note 6.

Redemption of 8 5/8% Senior Subordinated Notes

In March 2006, Revlon, Inc. completed a $110 million Rights Offering (as hereinafter defined) and promptly transferred the proceeds from the Rights Offering to Products Corporation, which it used in April 2006, together with available cash, to complete the redemption of $109.7 million aggregate principal amount of its 8 5/8% Senior Subordinated Notes due February 1, 2008 (the ‘‘8 5/8% Senior Subordinated Notes’’) in satisfaction of the applicable requirements under its 2004 Credit Agreement, at an aggregate redemption price of $111.8 million, including $2.1 million of accrued and unpaid interest up to, but not including, the redemption date. Following such redemption, there remained outstanding $217.4 million in aggregate principal amount of the 8 5/8% Senior Subordinated Notes.

(10) Rights Offering

In March 2006, Revlon, Inc. completed a $110 million Rights Offering (including the private placement to MacAndrews & Forbes, the ‘‘Rights Offering’’) that it launched in February 2006, which allowed stockholders to purchase additional shares of Class A Common Stock. The subscription price for each share of Class A Common Stock purchased in the Rights Offering, including shares purchased in the private placement by MacAndrews & Forbes, was $2.80 per share. Upon completing the Rights Offering, Revlon, Inc. promptly transferred the proceeds to Products Corporation, which it used as described under Note 9 – ‘‘Redemption of 8 5/8% Senior Subordinated Notes’’.

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

Revlon, Inc. currently intends to conduct a further $75 million equity issuance in late 2006 or in the first quarter of 2007, the net cash proceeds of which are intended to be used to repay Products Corporation's indebtedness. In connection with such equity issuance, Revlon, Inc. entered into an amendment to its Investment Agreement with MacAndrews & Forbes extending MacAndrews & Forbes’

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

back-stop obligations through March 31, 2007. Additionally, in February 2006 Products Corporation entered into an amendment to its 2004 Consolidated MacAndrews & Forbes Line of Credit, which was undrawn on September 30, 2006, to ensure that such line of credit remains available to Products Corporation through the completion of Revlon, Inc.’s planned $75 million equity issuance.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Overview of the Business

The Company is providing this overview in accordance with the SEC’s December 2003 interpretive guidance regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revlon Consumer Products Corporation (‘‘Products Corporation’’ and together with its subsidiaries, the ‘‘Company’’) is a direct wholly-owned subsidiary of Revlon, Inc., which is an indirect majority-owned subsidiary of MacAndrews & Forbes Holdings Inc. (‘‘MacAndrews & Forbes Holdings’’ and together with its affiliates other than the Company, ‘‘MacAndrews & Forbes’’), a corporation wholly-owned by Ronald O. Perelman.

The Company operates in a single segment and manufactures, markets and sells an extensive array of cosmetics, skincare, fragrances, beauty tools, hair color, anti-perspirants/deodorants and other personal care products. The Company's principal customers include large mass volume retailers and chain drug and food stores, as well as certain department stores and other specialty stores, such as perfumeries. The Company also sells beauty products to U.S. military exchanges and commissaries and has a licensing business, pursuant to which the Company licenses certain of its key brand names to third parties for complementary beauty-related products and accessories.

Revlon is one of the world's leading mass-market beauty brands. Revlon believes that its global brand name recognition, product quality and marketing experience have enabled it to create one of the strongest consumer brand franchises in the world. The Company's products are sold worldwide and marketed under such brand names as Revlon, ColorStay, Fabulash, Super Lustrous and Revlon Age Defying makeup with Botafirm, as well as the completely re-staged Almay brand, including the Company’s Almay Intense i-Color collection, in cosmetics; Almay, Ultima II and Gatineau in skincare; Charlie and Jean Naté in fragrances; Revlon and Expert Effect in beauty tools; Colorsilk and Custom Effects in hair color; and Mitchum, Flex and Bozzano in personal care products.

The Company's objectives include:

(1) remaining a leader in the beauty business by continuing to provide innovation and leveraging the Company's strong, established brands, particularly the Revlon brand, around the world and leveraging the Company's improved relationships with its consumers and retail customers,

(2) building the excitement and the glamour of Revlon-branded color cosmetics and other beauty products, through, among other things, innovation in product development, maximizing all elements of marketing and executing the Company’s business plans and new product introductions with excellence,

(3) building upon the Company's leadership in healthy beauty color cosmetics with the Company's completely re-staged Almay brand,

(4) supporting and building the Company's brands globally and investing at appropriate competitive levels, while controlling spending and working capital, and

(5) continuing to capitalize on the significant opportunities the Company has to improve its operating profit margins and cash flow over time.

The Company intends to continue to focus on the opportunities that the Company believes exist to increase its operating profit margin and to improve cash flows over time, with key areas of focus being actions intended to improve results in the areas of cost of goods sold and returns, as well as overhead and

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

administrative expenses. The Company’s cost savings initiatives include, among other things, actions intended to improve product life cycle management, improve in-store merchandising, improve on cost of goods sold (through, among other things, value analysis, package rationalization and strategic sourcing), improve the effectiveness and efficiency of trade promotions, focus on savings from strategic procurement in general and administrative costs, optimize the Company’s international supply chain and optimize the Company's overall cost structure.

On September 18, 2006, Revlon, Inc. announced that Jack Stahl, the Company’s former President and Chief Executive Officer, was leaving the Company and that its Board of Directors elected David Kennedy as a Director and as President and Chief Executive Officer. Mr. Kennedy previously served as Revlon's Executive Vice President, Chief Financial Officer and Treasurer, and prior to that as the Company’s Executive Vice President and President of Revlon’s international operations.

In connection with Mr. Stahl’s departure from the Company, pursuant to the terms of his separation agreement, the Company incurred charges of $9.4 million in the third quarter of 2006, including $6.2 million for severance and related costs and $3.2 million for the accelerated amortization of his unvested options and unvested restricted stock.

On September 25, 2006, the Company also announced the discontinuance of its Vital Radiance brand. As a result, the Company incurred charges of approximately $49.1 million in the third quarter of 2006, including a provision for estimated returns and allowances of approximately $30.5 million, as well as approximately $15.1 million for the write-off of inventories and selling and promotional materials, and approximately $3.1 million for the write-off and acceleration of amortization of displays.

Certain prior year amounts have been reclassified to conform to the current period's presentation, including the transfer, during the second quarter of 2006, of management responsibility for the Company's Canadian operations from the Company’s North American operations to the European region of its international operations.

Restructuring Programs

In February 2006, Revlon, Inc. announced an organizational realignment (the ‘‘February 2006 Program’’) and has recorded charges of $10.0 million for the nine-month period ended September 30, 2006, primarily for employee severance and other employee-related termination benefits. The February 2006 Program involved the consolidation of certain functions within the Company’s sales, marketing and creative groups, as well as certain headquarters functions, which changes are designed to streamline internal processes and to enable the Company to continue to be more effective and efficient in meeting the needs of its consumers and retail customers.

The Company anticipates that the February 2006 Program will generate ongoing annualized savings of approximately $15 million that will primarily benefit SG&A expenses. (See Note 6 to the Unaudited Consolidated Financial Statements).

On September 25, 2006, Revlon, Inc. announced the September 2006 Program, a restructuring plan designed to reduce costs and improve the Company’s profit margins, largely through a broad organizational streamlining that involved consolidating responsibilities in certain related functions and reducing layers of management to increase accountability and effectiveness; streamlining support functions to reflect the new organization structure; eliminating certain senior executive positions; and consolidating various facilities. The September 2006 Program is expected to result in staffing reductions of approximately 250 employees, primarily in the U.S., or approximately 8% of the Company’s total U.S. workforce, and the exiting of certain leased space, principally at the Company’s headquarters facility in New York City.

The Company expects to incur approximately $29 million of restructuring charges and other costs to implement the September 2006 Program, consisting of approximately $19 million of expected costs related

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

to employee severance and other employee-related termination costs and approximately $10 million of expected costs related to leases and other asset write-offs. Of the approximately $29 million in expected restructuring charges, the Company incurred approximately $14 million of these charges during the fiscal quarter ended September 30, 2006 and expects to incur approximately $7 million of charges in the fourth quarter of 2006, with the balance of approximately $8 million of these charges expected to be incurred during the first half of fiscal year 2007. Approximately $19 million of these charges are expected to reflect cash charges that the Company expects to pay out over the 2006 to 2008 period. The Company also expects to incur approximately $3.0 million of accelerated amortization charges in SG&A expenses in the fourth quarter of 2006. The Company anticipates that the September 2006 Program will generate ongoing annualized savings of approximately $34 million that will primarily benefit SG&A expenses. (See Note 6 to the Unaudited Consolidated Financial Statements).

Overview of Net Sales and Earnings Results

Net sales in the third quarter of 2006 increased $30.6 million, or 11.1%, to $305.9 million, as compared with $275.3 million in the third quarter of 2005 due to higher net sales in the Company’s U.S. and international operations. Net sales for the nine-month period ended September 30, 2006 increased $58.0 million, or 6.5%, to $952.5 million, as compared with $894.5 million for the nine-month period ended September 30, 2005, due to higher net sales in the Company’s U.S. and international operations.

In the U.S., net sales for the third quarter of 2006 increased $18.0 million, or 12.7%, to $159.5 million, from $141.5 million in the third quarter of 2005. In the nine-month period ended September 30, 2006, net sales increased $35.8 million, or 7.1%, to $537.8 million from $502.0 million in the nine-month period ended September 30, 2005. The increase in net sales in the third quarter of 2006 is primarily due to higher shipments of beauty care and Vital Radiance products and lower provisions for returns and allowances. The third quarter of 2006 included approximately $24.4 million of returns and allowances provisions related to the discontinuance of the Vital Radiance brand; and the third quarter of 2005 included approximately $31.8 million of returns and allowances provisions related to the complete re-stage of the Almay brand. The increase in net sales for the nine-month period ended September 30, 2006 is primarily due to higher shipments of beauty care and Vital Radiance products, partially offset by higher provisions for returns and allowances. The nine months ended September 30, 2006 included approximately $41.6 million of returns and allowances provisions related to the Vital Radiance brand; and the nine months ended September 30, 2005 included approximately $31.8 million of returns and allowances provisions related to the complete re-stage of the Almay brand.

In the Company’s international operations, net sales for the third quarter of 2006 increased $12.6 million, or 9.4%, to $146.4 million, from $133.8 million in the third quarter of 2005. In the nine-month period ended September 30, 2006, net sales increased $22.2 million, or 5.7%, to $414.7 million, from $392.5 million in the nine-month period ended September 30, 2005. The increase in net sales in the third quarter and nine-month period ended September 30, 2006, as compared with the third quarter and nine-month period ended September 30, 2005, was due primarily to the increase in net sales in the European and Latin American regions.

Net loss for the third quarter of 2006 increased by $37.1 million to $98.7 million, as compared with a net loss of $61.6 million in the third quarter of 2005. In the nine-month period ended September 30, 2006, net loss increased by $95.8 million to $240.3 million, as compared with a net loss of $144.5 million in the nine-month period ended September 30, 2005. Higher net sales for the third quarter of 2006 were more than offset by higher inventory obsolescence charges, primarily related to estimated excess inventory in connection with the discontinuance of the Vital Radiance brand, higher selling, general and administrative expenses (‘‘SG&A’’), primarily related to higher advertising and promotion in support of the Vital Radiance brand and the complete re-stage of Almay, higher restructuring expense primarily due to the September 2006 Program and higher interest expense. Higher net sales for the

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

nine-month period ended September 30, 2006 were more than offset by higher inventory obsolescence charges primarily related to the discontinuance of the Vital Radiance brand and estimated excess inventory related to certain Almay products, higher SG&A primarily related to advertising and promotion expense incurred to support the Vital Radiance brand and the complete re-stage of the Almay brand, higher restructuring expense due to the February 2006 and September 2006 Programs and higher interest expense.

Overview of U.S. Market Share Data

In terms of U.S. marketplace performance, the U.S. color cosmetics category for the third quarter of 2006 increased approximately 5.7% versus the third quarter of 2005 and 4.8% for the first nine-month period of 2006 versus the first nine-month period of 2005. Combined U.S. mass-market share for the Revlon, Almay and Vital Radiance brands are summarized in the table below:

	$ Share %
	Three Months Ended September 30,		Point Change	Nine Months Ended September 30,		Point Change
	2006	2005		2006	2005
Total Revlon Color Cosmetics	22.1%	21.6%	0.5	21.9%	22.0%	(0.1)
Revlon Brand	14.5	15.3	(0.7)	14.5	15.6	(1.1)
Almay Brand	6.3	6.3	—	6.4	6.5	(0.1)
Vital Radiance Brand	1.3	—	1.3	1.1	—	1.1
Total Company Women’s Hair Color	9.4	8.4	1.0	9.1	8.4	0.7
Total Company Anti-perspirants/deodorants	6.1	6.1	—	6.2	6.2	—
Revlon Beauty Tools	26.6	25.3	1.3	26.7	25.2	1.5

All U.S. market share and market position data herein for the Company's brands are based upon retail dollar sales, which are derived from ACNielsen data. ACNielsen measures retail sales volume of products sold in the U.S. mass-market distribution channel. Such data represent ACNielsen's estimates based upon data gathered by ACNielsen from market samples and are therefore subject to some degree of variance and may contain slight rounding differences. ACNielsen's data does not reflect sales volume from Wal-Mart, Inc., which is the Company’s largest customer, representing approximately 24% of the Company's 2005 worldwide net sales. From time to time, ACNielsen adjusts its methodology for data collection and reporting, which may result in adjustments to the categories and market shares tracked by ACNielsen for both current and prior periods. The category and market share data contained herein has been updated to reflect ACNielsen's July 2005 adjustments.

Overview of Financing Activities

The Company has engaged in a number of financing transactions during 2006, including Revlon, Inc.’s Rights Offering (as hereinafter defined) completed in March 2006 and the related redemption of approximately $110 million of Products Corporation's 8 5/8% Senior Subordinated Notes due February 1, 2008 (the ‘‘8 5/8% Senior Subordinated Notes’’) completed in April 2006, as well as the $100.0 million Term Loan Add-on completed in July 2006. (See ‘‘Financial Condition, Liquidity and Capital Resources – 2006 Refinancing Transactions’’).

In March 2006, Revlon, Inc. completed a $110 million Rights Offering (including the private placement to MacAndrews & Forbes, the ‘‘Rights Offering’’) and issued an additional 39,285,714 shares of its Class A common stock, par value of $0.01 per share (the ‘‘Class A Common Stock’’), including 15,885,662 shares subscribed for by public shareholders and 23,400,052 shares issued to MacAndrews & Forbes in a private placement directly from Revlon, Inc. Revlon, Inc. promptly transferred the net

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

proceeds of such Rights Offering to Products Corporation, which it used in April 2006, together with available cash, to redeem $109.7 million in aggregate outstanding principal amount of its 8 5/8% Senior Subordinated Notes (See ‘‘Financial Condition, Liquidity and Capital Resources – 2006 Refinancing Transactions’’).

Revlon, Inc. currently intends to conduct a further $75 million equity issuance in late 2006 or in the first quarter of 2007, the net cash proceeds of which are intended to be used to repay Products Corporation's indebtedness. In connection with such equity issuance, Revlon, Inc. entered into an amendment to its Investment Agreement with MacAndrews & Forbes extending MacAndrews & Forbes’ back-stop obligations through March 31, 2007. Additionally, in February 2006 Products Corporation entered into an amendment to its 2004 Consolidated MacAndrews & Forbes Line of Credit, which was undrawn on September 30, 2006, to ensure that such line of credit remains available to Products Corporation through the completion of Revlon, Inc.’s planned $75 million equity issuance.

In February 2006, Products Corporation secured an amendment (the ‘‘first amendment’’) to the 2004 Credit Agreement (as hereinafter defined) which excludes from various financial covenants certain charges in connection with Products Corporation’s organizational realignment announced in February 2006 and as described further in Note 6 to the Unaudited Consolidated Financial Statements, as well as some start-up costs incurred by the Company in 2005 related to the Vital Radiance brand and the complete re-stage of the Almay brand. Specifically, the first amendment enables Products Corporation to add-back to the 2004 Credit Agreement’s definition of ‘‘EBITDA’’ the lesser of (i) $50 million; or (ii) the cumulative one-time charges associated with (a) the aforementioned February 2006 organizational realignment; and (b) the non-recurring costs in the third and fourth quarters of 2005 associated with the Vital Radiance brand and the complete re-stage of its Almay brand. Under the 2004 Credit Agreement, ‘‘EBITDA’’ is used in the determination of Products Corporation’s senior secured leverage ratio and the consolidated fixed charge coverage ratio.

On July 28, 2006, Products Corporation secured an additional amendment (the ‘‘second amendment’’) to its 2004 Credit Agreement to, among other things, add an additional $100.0 million to the 2004 Credit Agreement's Term Loan Facility (the ‘‘Term Loan Add-on’’). The second amendment also reset the 2004 Credit Agreement’s senior secured leverage ratio covenant to 5.5 to 1.0 through June 30, 2007, stepping down to 5.0 to 1.0 for the remainder of the term of the 2004 Credit Agreement. The second amendment also enables Products Corporation to add back to the 2004 Credit Agreement’s definition of ‘‘EBITDA’’ up to $25 million related to restructuring charges (in addition to the restructuring charges permitted to be added back pursuant to the first amendment to the 2004 Credit Agreement) and charges for certain product returns and/or product discontinuances. Products Corporation used the net proceeds from the Term Loan Add-on to repay amounts outstanding under the Multi-Currency Facility, without any reduction in the commitment under that facility.

On September 29, 2006, Products Corporation secured an additional amendment (the ‘‘third amendment’’) to its 2004 Credit Agreement, which enables Products Corporation to add back to the 2004 Credit Agreement's definition of ‘‘EBITDA’’ up to $75 million of restructuring charges (in addition to the restructuring charges permitted to be added back pursuant to the first and second amendments to the 2004 Credit Agreement), asset impairment charges, inventory write-offs, inventory returns costs and in each case related charges in connection with the previously-announced discontinuance of the Vital Radiance brand, the Company’s recent CEO change and the September 2006 Program.

Discussion of Critical Accounting Policies

Stock-Based Compensation

Prior to January 1, 2006 (including the fiscal quarter ended September 30, 2005), the Company applied the intrinsic value method as outlined in Accounting Principles Board (‘‘APB’’) Opinion No. 25,

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

‘‘Accounting for Stock Issued to Employees,’’ (‘‘APB No. 25’’) and related interpretations in accounting for stock options granted under the Amended and Restated Revlon, Inc. Stock Plan (the ‘‘Stock Plan’’), which provides for the issuance of awards in the form of stock options, stock appreciation rights and restricted or unrestricted stock to eligible employees and directors of Revlon, Inc. and its affiliates, including Products Corporation. Under the intrinsic value method, no compensation expense was recognized in fiscal periods ended prior to January 1, 2006 if the exercise price of the Company’s employee stock options equaled the market price of Revlon, Inc.’s Class A Common Stock on the date of the grant. Since all options granted under Revlon, Inc.’s Stock Plan had an exercise price equal to the market value of the underlying Class A Common Stock on the date of grant, no compensation expense was recognized in the accompanying consolidated statements of operations for the fiscal periods ended on or before December 31, 2005 on stock options granted to employees.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123(R), ‘‘Share-Based Payment’’ (‘‘SFAS No. 123(R)’’). This statement replaces SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS No. 123’’) and supersedes APB No. 25. SFAS No. 123(R) requires that effective for fiscal periods ending after December 31, 2005, all stock-based compensation be recognized as an expense, net of the effect of expected forfeitures, in the financial statements and that such expense be measured at the fair value of the Company’s stock based awards and generally recognized over the grantee’s required service period. The Company uses the modified prospective method of application, which requires recognition of compensation expense on a prospective basis. Therefore, the Company’s financial statements for fiscal periods ended on or before December 31, 2005 have not been restated to reflect compensation expense in respect of awards of stock options under the Stock Plan. Under this method, in addition to reflecting compensation expense for new share-based awards granted on or after January 1, 2006, expense is also recognized to reflect the remaining service period (generally, the vesting period of the award) of awards that had been included in the Company's pro forma disclosures in fiscal periods ended on or before December 31, 2005. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the nine-month period ended September 30, 2006, no adjustments have been made to the cash flow statement, as any excess tax benefits that would have been realized have been fully provided for, given the Company’s historical losses and deferred tax valuation allowance.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions listed in Note 2 to the Unaudited Consolidated Financial Statements. Expected volatilities are based on the daily historical volatility of the NYSE closing stock price of Revlon, Inc.’s Class A Common Stock, over the expected life of the option. The expected life of the options represents the period of time that options granted are expected to be outstanding, which the Company calculates using a formula based on the vesting term and the contractual life of the respective option. The risk-free interest rate for periods during the expected life of the option is based upon the rate in effect at the time of the grant on a zero coupon U.S. Treasury bill for periods approximating the expected life of the option. If factors change and the Company employs different assumptions in the application of SFAS No. 123(R) in future periods, the compensation expense that the Company records under SFAS No. 123(R) may differ significantly from what has been recorded in the current period. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted.

For a discussion of the Company’s other critical accounting policies, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Results of Operations

In the tables, numbers in parenthesis ( ) denote unfavorable variances. Certain prior year amounts have been reclassified to conform to the current period's presentation, including the transfer, during the second quarter of 2006, of management responsibility for the Company's Canadian operations from the Company’s North American operations to the European region of its international operations.

Net sales:

Net sales in the third quarter of 2006 increased $30.6 million, or 11.1%, to $305.9 million, as compared with $275.3 million in the third quarter of 2005, due to higher net sales in the Company’s U.S. and international operations.

Net sales for the nine-month period ended September 30, 2006 increased $58.0 million, or 6.5%, to $952.5 million, as compared with $894.5 million for the nine-month period ended September 30, 2005, due to higher net sales in the Company’s U.S. and international operations.

	Three Months Ended September 30,		Change
	2006	2005	$	%
United States	$159.5	$141.5	$18.0	12.7
International	146.4	133.8	12.6	9.4	(1)
	$305.9	$275.3	$30.6	11.1	(2)

(1) Excluding the impact of foreign currency fluctuations, International net sales increased 8.5%.

(2) Excluding the impact of foreign currency fluctuations, consolidated net sales increased 10.7%.

	Nine Months Ended September 30,		Change
	2006	2005	$	%
United States	$537.8	$502.0	$35.8	7.1
International	414.7	392.5	22.2	5.7	(1)
	$952.5	$894.5	$58.0	6.5	(2)

(1) Excluding the impact of foreign currency fluctuations, International net sales increased 5.4%.

(2) Excluding the impact of foreign currency fluctuations, consolidated net sales increased 6.4%.

        United States

Third quarter results

In the U.S., net sales for the third quarter of 2006 increased $18.0 million, or 12.7%, to $159.5 million, from $141.5 million in the third quarter of 2005. This increase in net sales in the third quarter of 2006 is primarily due to higher shipments of beauty care and Vital Radiance products and lower provisions for returns and allowances. The third quarter of 2006 included approximately $24.4 million of returns and allowances provisions related to the discontinuance of the Vital Radiance brand; and the third quarter of 2005 included approximately $31.8 million of returns and allowances provisions related to the complete re-stage of the Almay brand.

Year-to-date results

In the nine-month period ended September 30, 2006, net sales increased $35.8 million, or 7.1%, to $537.8 million from $502.0 million in the nine-month period ended September 30, 2005. This increase in net sales for the nine-month period ended September 30, 2006 is primarily due to higher shipments of beauty care and Vital Radiance products, partially offset by higher provisions for returns and allowances.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

The nine-month period ended September 30, 2006 included approximately $41.6 million of returns and allowances provisions related to the Vital Radiance brand; and the nine-month period ended September 30, 2005 included approximately $31.8 million of returns and allowances provisions related to the complete re-stage of the Almay brand.

        International

For the third quarter of 2006, net sales in the Company’s international operations were $146.4 million, compared with $133.8 million for the third quarter of 2005, an increase of $12.6 million, or 9.4%. In the nine-month period ended September 30, 2006, net sales in the Company’s international operations were $414.7 million, compared with $392.5 million for the nine-month period ended September 30, 2005, an increase of $22.2 million, or 5.7%. Excluding the impact of foreign currency fluctuations, international net sales increased in the third quarter of 2006 by $11.4 million, or 8.5%, and in the nine-month period ended September 30, 2006 by $21.3 million, or 5.4%, as compared to the third quarter and nine-month period ended September 30, 2005, respectively. The increase in net sales in the third quarter and nine-month period ended September 30, 2006 in the Company’s international operations, as compared with the third quarter and nine-month period ended September 30, 2005, was driven primarily by the increase in net sales in the European and Latin American regions.

Third quarter results by region

In Asia Pacific and Africa, for the third quarter of 2006, net sales were substantially unchanged at $58.5 million, as compared with the third quarter of 2005. Excluding the impact of foreign currency fluctuations, in the third quarter of 2006 net sales in Asia Pacific and Africa increased $2.2 million, or 3.8%, as compared with the third quarter of 2005. This increase in net sales, excluding the impact of foreign currency fluctuations, was due to South Africa (which factor the Company estimates contributed to an approximate 3.9% increase in net sales for the region for the third quarter of 2006, as compared with the third quarter of 2005).

In Europe, which is comprised of Europe, Canada and the Middle East, for the third quarter of 2006, net sales increased by $8.3 million, or 17.8%, to $54.8 million, as compared with $46.5 million for the third quarter of 2005. Excluding the impact of foreign currency fluctuations, in the third quarter of 2006 net sales in Europe increased by $5.2 million, or 11.2%, as compared with the third quarter of 2005. The increase in net sales, excluding the impact of foreign currency fluctuations, was due to Canada, the U.K. and France (which factor the Company estimates contributed to an approximate 11.2% increase in net sales for the region for the third quarter of 2006, as compared with the third quarter of 2005). This increase was partially offset by the lower net sales in certain distributor markets (which factor the Company estimates contributed to an approximate 1.6% decrease in net sales for the region for the third quarter of 2006).

In Latin America, which is comprised of Mexico, Central America and South America, for the third quarter of 2006, net sales increased by $4.4 million, or 15.3%, to $33.1 million, as compared with $28.7 million for the third quarter of 2005. Excluding the impact of foreign currency fluctuations, in the third quarter of 2006 net sales in Latin America increased by $4.0 million, or 13.9%, as compared with the third quarter of 2005. The increase in net sales, excluding the impact of foreign currency fluctuations, was driven primarily by Mexico and Venezuela (which factor the Company estimates contributed to an approximate 10.1% increase in net sales for the region in the third quarter of 2006, as compared with the third quarter of 2005).

Year-to-date results by region

In Asia Pacific and Africa, for the nine-month period ended September 30, 2006, net sales decreased by $2.4 million, or 1.4%, to $173.1 million, as compared with $175.5 million for the nine-month period

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

ended September 30, 2005. Excluding the impact of foreign currency fluctuations, net sales in Asia Pacific and Africa increased $3.0 million, or 1.7%, in the nine-month period ended September 30, 2006, as compared to the nine-month period ended September 30, 2005. This increase in net sales, excluding the impact of foreign currency fluctuations, was driven by South Africa, Australia and China (which factor the Company estimates contributed to an approximate 3.1% increase in net sales for the region in the nine-month period ended September 30, 2006, as compared with the nine-month period ended September 30, 2005), partially offset by the lower net sales in Hong Kong, Taiwan and in certain distributor markets (which factor the Company estimates contributed to an approximate 1.4% decrease in net sales for the region for the nine-month period ended September 30, 2006, as compared with the nine-month period ended September 30, 2005).

In Europe, for the nine-month period ended September 30, 2006, net sales increased by $12.3 million, or 8.8%, to $151.5 million, as compared to $139.2 million for the nine-month period ended September 30, 2005. Excluding the impact of foreign currency fluctuations, in the nine-month period ended September 30, 2006, net sales in Europe increased by $9.0 million, or 6.5%, as compared to the nine-month period ended September 30, 2005. The increase in net sales, excluding the impact of foreign currency fluctuations, was due to Canada and the U.K. (which factor the Company estimates contributed to an approximate 7.1% increase in net sales for the region for the nine-month period ended September 30, 2006, as compared with the nine-month period ended September 30, 2005), partially offset by the lower net sales in certain distributor markets (which factor the Company estimates contributed to an approximate 0.8% decrease in net sales for the region for the nine-month period ended September 30, 2006, as compared with the nine-month period ended September 30, 2005).

In Latin America, for the nine-month period ended September 30, 2006, net sales increased by $12.3 million, or 15.8%, to $90.1 million, as compared with $77.8 million for the nine-month period ended September 30, 2005. Excluding the impact of foreign currency fluctuations, in the nine-month period ended September 30, 2006 net sales in Latin America increased by $9.3 million, or 12.0%, as compared to the nine-month period ended September 30, 2005. The increase in net sales, excluding the impact of foreign currency fluctuations, was driven primarily by Venezuela, Mexico and certain distributor markets (which factor the Company estimates contributed to an approximate 11.5% increase in net sales for the region in the nine-month period ended September 30, 2006, as compared with the nine-month period ended September 30, 2005).

Gross profit:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2006	2005		2006	2005
Gross profit	$157.0	$158.3	$(1.3)	$548.3	$544.4	$3.9

For the third quarter of 2006, gross profit decreased $1.3 million to $157.0 million, as compared with $158.3 million for the third quarter of 2005. The decrease in gross profit was primarily due to higher obsolescence charges of $11.5 million for estimated excess inventory levels in connection to the Company’s discontinuance of the Vital Radiance brand, and $2.5 million of obsolescence charges related to a promotional program, offset in large part by the higher dollar value of shipments.

For the nine-month period ended September 30, 2006, gross profit increased $3.9 million to $548.3 million, as compared with $544.4 million for the nine-month period ended September 30, 2005. The increase in gross profit was primarily due to the higher dollar value of shipments, which was offset in large part by higher allowances of approximately $39 million, primarily to support the launch of the Vital Radiance brand and the complete re-stage of the Almay brand and the aforementioned obsolescence charges of $11.5 million for estimated excess inventory levels in connection with the Company’s

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

discontinuance of the Vital Radiance brand, as well as increased obsolescence charges, primarily related to estimated excess inventory of $6.0 million for certain Almay products and $2.5 million related to a promotional program recorded in the third quarter of 2006. Gross profit for the nine-month period ended September 30, 2006 was also negatively impacted by the obsolescence charges of approximately $10 million recorded in the second quarter of 2006 related to the estimated excess inventory levels in connection with the Vital Radiance brand prior to its discontinuance and in connection with certain Almay products.

SG&A expenses:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2006	2005		2006	2005
SG&A expenses	$198.7	$186.3	$(12.4)	$640.0	$572.7	$(67.3)

For the third quarter of 2006, SG&A expenses increased $12.4 million, or 6.7%, to $198.7 million, as compared with $186.3 million for the third quarter of 2005. Such increase was primarily due to higher brand support of $6.9 million, of which $3.6 million related to the write-off of certain Vital Radiance advertising, marketing and promotional materials and software associated with the discontinuance of the Vital Radiance brand. In addition, SG&A expenses were higher due to higher display amortization expenses of $5.4 million, including $3.1 million of charges related to the write-off and accelerated amortization of certain displays in connection to the discontinuance of the Vital Radiance brand. The increase in SG&A for the third quarter of 2006 was also impacted by $6.2 million of severance-related charges and $3.2 million of accelerated amortization charges related to unvested options and unvested restricted stock in connection with the cessation of the former CEO’s employment in September 2006. In addition, the increase in SG&A was also impacted by $0.6 million of amortization expenses for stock options, resulting from the Company’s adoption of SFAS No. 123(R) effective January 1, 2006. These increases were partially offset by reductions in travel, personnel and other general and administrative expenses.

For the nine-month period ended September 30, 2006, SG&A expenses increased $67.3 million, or 11.8%, to $640.0 million, as compared with $572.7 million for the nine-month period ended September 30, 2005. Such increase was due in large part to higher brand support of approximately $55 million, primarily due to higher advertising and consumer promotion in connection with the complete re-stage of the Almay brand, and the Vital Radiance brand before its discontinuance, higher display amortization costs of approximately $15 million related to Almay and Vital Radiance, as well as charges related to the write-off of certain advertising, marketing and promotional materials, and software and the accelerated amortization and write-off of certain displays in connection with the discontinuance of the Vital Radiance brand. The increase in SG&A for the nine months ended September 30, 2006 was also impacted by $6.2 million of severance-related charges and $3.2 million of accelerated amortization charges related to unvested options and unvested restricted stock, in each case in connection with the cessation of the former CEO’s employment in September 2006. In addition, the increase in SG&A was also impacted by $5.1 million of amortization expenses for stock options, resulting from the Company’s adoption of SFAS No. 123(R) effective January 1, 2006. These increases were partially offset by reductions in travel, personnel, professional services and other general and administrative expenses.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Restructuring costs and other, net:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2006	2005		2006	2005
Restructuring costs and other, net	$13.8	$—	$(13.8)	$23.3	$1.5	$(21.8)

During the third quarter and nine-month period ended September 30, 2006, the Company recorded $13.8 million and $23.3 million, respectively, in restructuring for employee severance and other personnel benefits (See Note 6 to the Unaudited Consolidated Financial Statements regarding the organizational realignments announced by Revlon, Inc. in February 2006 and September 2006). During the nine-month period ended September 30, 2005, the Company recorded $1.5 million in restructuring for employee severance and other personnel benefits related to the 2004 program.

Other expenses:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2006	2005		2006	2005
Interest expense	$38.3	$33.2	$(5.1)	$109.4	$94.7	$(14.7)

For the third quarter of 2006, interest expense increased by $5.1 million, as compared with the third quarter of 2005. Such increase was primarily due to higher average debt outstanding and higher weighted average borrowing rates, as compared with third quarter of 2005. For the nine-month period ended September 30, 2006, interest expense increased by $14.7 million, as compared with the nine-month period ended September 30, 2005. Such increase was primarily due to higher average debt outstanding, including as a result of the $100.0 million Term Loan Add-on, and higher weighted average interest rates, as compared with the nine-month period ended September 30, 2005.

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2006	2005		2006	2005
Loss on early extinguishment of debt	$—	$—	$ —	$0.4	$9.0	$8.6

For the nine-month period ended September 30, 2006, the loss on early extinguishment of debt represents the loss on the redemption in April 2006 of approximately $110 million in aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes. For the nine-month period ended September 30, 2005, the loss on early extinguishment of debt represents (i) the loss on the redemption in April 2005 of all of the $116.2 million in aggregate principal amount outstanding of Products Corporation’s 8 1/8% Senior Notes due 2006 (the ‘‘8 1/8% Senior Notes’’) and all of the $75.5 million in aggregate principal amount outstanding of Products Corporation’s 9% Senior Notes due 2006 (the ‘‘9% Senior Notes’’), (ii) the $5.0 million prepayment fee related to the prepayment in March 2005 of $100.0 million of indebtedness outstanding under the Term Loan Facility of the 2004 Credit Agreement using a portion of the proceeds from Products Corporation’s issuance of $310 million of its 9½% Senior Notes due 2011 (the ‘‘9½% Senior Notes’’), and (iii) the write-off of the portion of deferred financing costs related to such prepaid amount.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Provision for income taxes:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2006	2005		2006	2005
Provision for income taxes	$3.2	$2.3	$(0.9)	$11.8	$9.1	$(2.7)

The increase in the tax provision in the third quarter and the nine-month period ended September 30, 2006, as compared with the third quarter and the nine-month period ended September 30, 2005, was primarily attributable to higher taxable income in certain markets outside the U.S., offset in part by the favorable resolution of various international tax matters.

Financial Condition, Liquidity and Capital Resources

In the nine-month period ended September 30, 2006, net cash used by operating activities increased to $124.8 million, as compared with $115.9 million of net cash used in the nine-month period ended September 30, 2005. This increase was due to the larger net loss, increased purchases of permanent displays, partially offset by favorable changes in net working capital. For the nine-month period ended September 30, 2006 and 2005, net cash used in investing activities was $15.5 million and $16.0 million, respectively, in each case for capital expenditures.

For the nine-month period ended September 30, 2006 and 2005, net cash provided by financing activities was $132.8 million and $92.1 million, respectively. For the nine-month period ended September 30, 2006, net cash provided by financing activities included net proceeds of $107.2 million from Revlon, Inc.’s issuance of Class A Common Stock in the March 2006 Rights Offering, borrowings during the second and third quarter of 2006 under the Multi-Currency Facility and $100.0 million from borrowings under the Term Loan Add-on. The net proceeds from Revlon, Inc.’s Rights Offering were promptly transferred to Products Corporation, which it used in April 2006, together with available cash, to redeem $109.7 million aggregate principal amount of its 8 5/8% Senior Subordinated Notes at an aggregate redemption price of $111.8 million, including $2.1 million of accrued and unpaid interest up to, but not including, the redemption date and paid related financing costs of $9.4 million. The proceeds from the $100.0 million Term Loan Add-on were used to repay in July 2006 amounts outstanding under the Multi-Currency Facility without any reduction in the commitment under the Multi-Currency Facility. (See ‘‘Financial Condition, Liquidity and Capital Resources – 2006 Refinancing Transactions’’). For the nine-month period ended September 30, 2005, net cash provided by financing activities included proceeds from the issuance in March and August 2005 of $386 million aggregate principal amount of Products Corporation’s 9½% Senior Notes. The net proceeds from such issuance of the 9½% Senior Notes in March 2005 were used to prepay $100.0 million of indebtedness under the Term Loan Facility of Products Corporation’s 2004 Credit Agreement, along with the $5.0 million prepayment fee. The Company also used such proceeds to redeem all of the $116.2 million aggregate principal amount outstanding of Products Corporation’s 8 1/8% Senior Notes, plus accrued interest, and all of the $75.5 million aggregate principal amount outstanding of Products Corporation’s 9% Senior Notes, plus accrued interest and the applicable premium and the payment of financing costs.

At October 31, 2006, the Company had a liquidity position, excluding cash in compensating balance accounts, of approximately $154 million, consisting of cash and cash equivalents (net of any outstanding checks) of approximately $6 million, as well as approximately $61 million in available borrowings under the Multi-Currency Facility and $87 million in available borrowings under the 2004 Consolidated MacAndrews & Forbes Line of Credit (as hereinafter defined).

2004 Credit Agreement

Products Corporation and certain of its subsidiaries entered into a credit agreement in 2004 with a syndicate of lenders and Citicorp USA, Inc., as multi-currency administrative agent, term loan

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

administrative agent and collateral agent (as amended, the ‘‘2004 Credit Agreement’’). The 2004 Credit Agreement consists of an $800 million term loan facility (after giving effect to the $100.0 million Term Loan Add-on described in ‘‘Overview – Overview of Financing Activities’’) (the ‘‘Term Loan Facility’’) and a $160.0 million asset-based, multi-currency revolving credit facility (the ‘‘Multi-Currency Facility’’). Availability under the Multi-Currency Facility varies based upon the borrowing base that is determined by the value of eligible accounts receivable, eligible inventory and eligible real property and equipment in the U.S. and the U.K. from time to time. Products Corporation may request the Multi-Currency Facility to be increased from time to time in an aggregate principal amount not to exceed $50.0 million subject to certain conditions and subject to the lenders’ agreement. (For further discussions on the terms of the 2004 Credit Agreement, see Note 9 to the Unaudited Consolidated Financial Statements of this Form 10-Q, Note 9 ‘‘Long-Term Debt’’ to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2006).

The Multi-Currency Facility will terminate on July 9, 2009 and the loans under the Term Loan Facility will mature on July 9, 2010; provided that the 2004 Credit Agreement will terminate on October 30, 2007 if Products Corporation’s 8 5/8% Senior Subordinated Notes are not redeemed, repurchased, defeased or repaid on or before such date such that not more than $25.0 million in aggregate principal amount of the 8 5/8% Senior Subordinated Notes remain outstanding (See also Item 1A. ‘‘Risk Factors – Restrictions and covenants in Products Corporation’s debt agreements limit its ability to take certain actions and impose consequences in the event of failure to comply’’ in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005). As a result of the redemption of approximately $110 million of the 8 5/8% Senior Subordinated Notes using the net proceeds of the Rights Offering (See ‘‘2006 Refinancing Transactions’’ below), as well as available cash, at September 30, 2006 there remained outstanding $217.4 million in aggregate principal amount of the 8 5/8% Senior Subordinated Notes.

At October 31, 2006, the Term Loan Facility was fully drawn (after giving effect to the $100.0 million Term Loan Add-on) and availability under the $160.0 million Multi-Currency Facility, based upon the calculated borrowing base less approximately $14.0 million of outstanding letters of credit and approximately $85.0 million then drawn on the Multi-Currency Facility, was approximately $61.0 million. (See ‘‘Overview of Financing Activities’’ and ‘‘2006 Refinancing Transactions’’ for certain amendments to the 2004 Credit Agreement).

2004 Consolidated MacAndrews & Forbes Line of Credit

Products Corporation has a $87 million line of credit with MacAndrews & Forbes Inc. (as amended, the ‘‘2004 Consolidated MacAndrews & Forbes Line of Credit’’). As of September 30, 2006, the 2004 Consolidated MacAndrews & Forbes Line of Credit was undrawn. In February 2006, Products Corporation entered into an amendment to its 2004 Consolidated MacAndrews & Forbes Line of Credit extending the term of such agreement until the consummation of Revlon, Inc.’s planned $75 million equity issuance, which is currently intended to be conducted in late 2006 or the first quarter of 2007. (For further detail regarding the 2004 Consolidated MacAndrews & Forbes Line of Credit, see Note 9 ‘‘Long-Term Debt’’ to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and ‘‘2006 Refinancing Transactions’’).

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

Revlon, Inc. currently intends to conduct a further $75 million equity issuance in late 2006 or in the first quarter of 2007, the net cash proceeds of which are intended to be used to repay Products Corporation's indebtedness. In connection with such equity issuance, Revlon, Inc. entered into an amendment to its Investment Agreement with MacAndrews & Forbes extending MacAndrews & Forbes’ back-stop obligations through March 31, 2007. Additionally, in February 2006, Products Corporation entered into an amendment to its 2004 Consolidated MacAndrews & Forbes Line of Credit, which was undrawn on September 30, 2006, to ensure that such line of credit remains available to Products Corporation through the completion of Revlon, Inc.'s planned $75 million equity issuance.

In February 2006, Products Corporation secured the first amendment to its 2004 Credit Agreement, which excludes from various financial covenants certain charges in connection with Products Corporation’s organizational realignment announced in February 2006 and as described further in Note 6 to the Unaudited Consolidated Financial Statements, as well as some start-up costs incurred by the Company in 2005 related to the Vital Radiance brand and the complete re-stage of the Almay brand. Specifically, the first amendment enables Products Corporation to add-back to the 2004 Credit Agreement’s definition of ‘‘EBITDA’’ the lesser of (i) $50 million; or (ii) the cumulative one-time charges associated with (a) the aforementioned February 2006 organizational realignment; and (b) the non-recurring costs in the third and fourth quarters of 2005 associated with the Vital Radiance brand and the complete re-stage of its Almay brand. Under the 2004 Credit Agreement, ‘‘EBITDA’’ is used in the determination of Products Corporation’s senior secured leverage ratio and the consolidated fixed charge coverage ratio.

On July 28, 2006, Products Corporation secured the second amendment to its 2004 Credit Agreement to, among other things, add an additional $100.0 million in the form of the Term Loan Add-on to the 2004 Credit Agreement's Term Loan Facility. The second amendment also reset the 2004 Credit Agreement’s senior secured leverage ratio covenant to 5.5 to 1.0 through June 30, 2007, stepping down to 5.0 to 1.0 for the remainder of the term of the 2004 Credit Agreement. The second amendment also amended the 2004 Credit Agreement’s ‘‘EBITDA’’ definition to enable Products Corporation to exclude up to $25 million related to restructuring charges (in addition to the restructuring charges permitted to be added back pursuant to the first amendment to the 2004 Credit Agreement) and charges for certain product returns and/or product discontinuances. The Company used the net proceeds from the Term Loan Add-on to repay amounts outstanding under the Multi-Currency Facility, without any reduction in the commitment under the Multi-Currency Facility.

On September 29, 2006, Products Corporation secured the third amendment to its 2004 Credit Agreement, which enables Products Corporation to add back to the 2004 Credit Agreement's definition of ‘‘EBITDA’’ up to $75 million of restructuring charges (in addition to the restructuring charges permitted to be added back pursuant to the first and second amendments to the 2004 Credit Agreement), asset impairment charges, inventory write-offs, inventory returns costs and in each case related charges in connection with the previously-announced discontinuance of the Vital Radiance brand, the Company’s recent CEO change and the September 2006 Program described in Note 6.

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

The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued implementation of, and refinement to, the Company’s plan, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs (including, without limitation, the Company’s February 2006 Program and its September 2006 Program), executive severance not otherwise included in the Company’s restructuring programs, debt service payments and costs and regularly scheduled pension and post-retirement benefit plan contributions. Cash contributions to the Company’s pension and post-retirement benefit plans were approximately $29 million in 2005, and the Company expects these payments to be approximately $32 million in the aggregate in 2006. The Company currently estimates that for 2006 purchases of wall displays will be approximately $100 million and capital expenditures will be approximately $24 million. In connection with the February 2006 Program and the September 2006 Program the Company expects to pay out approximately $1 million and $4 million, respectively, in the fourth quarter of 2006 and approximately $3 million and $16 million, respectively, over the 2007 to 2008 period.

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

Continuing to implement and refine the Company’s plan could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, further refining the Company’s approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure. Any of these actions, whose intended purpose would be to create value through profitable growth, could result in the Company making investments and/or recognizing charges related to executing against such opportunities.

The Company expects that operating revenues, cash on hand, funds available for borrowing under the 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2006, including cash requirements in connection with the Company’s operations, the continued implementation of, and refinement to, the Company’s plan, purchases of permanent wall displays, capital expenditure requirements, cash requirements in connection with the Company’s restructuring programs (including, without limitation, the Company’s February 2006 Program and its September 2006 Program), executive severance not otherwise included in the Company’s restructuring programs, the Company’s debt service requirements and regularly scheduled pension and post-retirement plan contributions. However, there can be no assurance that such funds will be sufficient to meet the Company’s cash requirements on a consolidated basis. If the Company’s anticipated level of revenue growth is not achieved because, for example, of decreased consumer spending in response to weak economic conditions or weakness in the mass-market cosmetics category, adverse changes in currency, increased competitive activities from the Company’s competitors, changes in consumer purchasing habits, including with respect to shopping

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

channels, retailer inventory management, retailer space reconfigurations, less than anticipated results from the Company's new products and advertising and marketing plans, or if the Company’s expenses, including for returns related to the reduction of retail space or product discontinuances, associated with the continued implementation of, and refinement to, the Company’s plan exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet the Company’s cash requirements.

In the event of a decrease in demand for the Company’s products, reduced sales, lack of increases in demand and sales, changes in consumer purchasing habits, including with respect to shopping channels, retailer inventory management, retailer space reconfigurations, product discontinuances and/or returns or expenses associated with the continued implementation of, and refinement to, the Company’s plan, exceeding its expectations or less than anticipated results from the Company's new products and advertising and marketing plans, any such development, if significant, could reduce the Company’s revenues and could adversely affect Products Corporation’s ability to comply with certain financial covenants under the 2004 Credit Agreement and in such event the Company could be required to take measures, including reducing discretionary spending. (See also Item 1A. ‘‘Risk Factors’’ in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for further discussion of risks associated with the Company’s business).

If the Company is unable to satisfy its cash requirements from the sources identified above or comply with its debt covenants or refinance Products Corporation’s 8 5/8% Senior Subordinated Notes on or before October 30, 2007, the Company could be required to adopt one or more alternatives, such as delaying the implementation of or revising aspects of its plan, reducing or delaying purchases of wall displays or advertising or promotional expenses, reducing or delaying capital spending, delaying, reducing or revising restructuring programs, restructuring indebtedness, selling assets or operations, seeking additional capital contributions or loans from MacAndrews & Forbes, Revlon, Inc. or other affiliates and/or third parties, selling additional debt securities of Products Corporation or reducing other discretionary spending. There can be no assurance that the Company would be able to take any of the actions referred to above because of a variety of commercial or market factors or constraints in Products Corporation’s debt instruments, including, for example, market conditions being unfavorable for an equity or debt issuance, additional capital contributions or loans not being available from affiliates or third parties, or that the transactions may not be permitted under the terms of Products Corporation’s various debt instruments then in effect, because of restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable Products Corporation to satisfy its cash requirements or comply with its debt covenants if the actions do not generate a sufficient amount of additional capital. (See also Item 1A. ‘‘Risk Factors’’ in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for further discussion of risks associated with the Company’s business).

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

As a result of dealing with suppliers and vendors in a number of foreign countries, Products Corporation enters into foreign currency forward exchange contracts and option contracts from time to

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

time to hedge certain cash flows denominated in foreign currencies. There were foreign currency forward exchange contracts with a notional amount of $28.9 million outstanding at September 30, 2006. The fair value of foreign currency forward exchange contracts outstanding at September 30, 2006 was $0.6 million.

Disclosures about Contractual Obligations and Commercial Commitments

As of September 30, 2006, there had been no material changes to the Company’s total contractual cash obligations, which are set forth in the table included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, with the exception of the repayment of approximately $109.7 million of Products Corporation’s 8 5/8% Senior Subordinated Notes in April 2006, certain advertising commitments entered into in the second quarter of 2006, the $100.0 million Term Loan Add-on completed in July 2006 and $50.7 million drawn under the Multi-Currency Facility as of September 30, 2006. The following table reflects the impact of the foregoing:

	Payments Due by Period in (dollars in millions)
Contractual Obligations As of September 30, 2006	Total	2006 Q4	2007-2008	2009-2010	After 2010
Long-term Debt(a)	$1,458.1	$2.0	$233.6	$832.5	$390.0
Interest on Long-term Debt(b)	542.6	38.0	284.9	210.5	9.3
Other Long-term Obligations(c)	68.0	16.3	51.2	0.5	—

(a)	Amount reflects the impact of the aforementioned redemption in April 2006 of $109.7 million aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes, the $100.0 million Term Loan Add-on completed in July 2006 and $50.7 million drawn under the Multi-Currency Facility as of September 30, 2006.

(b)	Consists of interest primarily on the 9½% Senior Notes and the 8 5/8% Senior Subordinated Notes, borrowings under the Multi-Currency Facility as of September 30, 2006 and the $800.0 million Term Loan Facility under the 2004 Credit Agreement (after giving effect to the $100.0 million Term Loan Add-on completed in July 2006) through the respective maturity dates based upon assumptions regarding the amount of debt outstanding under the 2004 Credit Agreement and assumed interest rates.

(c)	Consists primarily of obligations related to advertising, insurance, employment contracts and other personnel service contracts. Such amounts exclude severance and other contractual commitments related to restructuring, which are discussed under ‘‘Restructuring Costs’’. Amount reflects the additional impact of advertising commitments entered into in the second quarter of 2006.

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

(all tabular amounts in millions)

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company’s policy is to manage market risk through a combination of fixed and floating rate debt, the use of derivative financial instruments and foreign exchange forward and option contracts. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (‘‘Item 7A’’) describes significant aspects of the Company’s financial instrument programs that have material market risk as of December 31, 2005. The following table presents the information required by Item 7A as of September 30, 2006 (See ‘‘Financial Condition, Liquidity and Capital Resources – 2006 Refinancing Transactions’’ as to the redemption in April 2006 of $109.7 million aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes and additional $100.0 million in the form of the Term Loan Add-on to the 2004 Credit Agreement’s Term Loan Facility):

	Expected Maturity date for the year ended December 31,						Total	Fair Value September 30, 2006
	2006	2007	2008	2009	2010	Thereafter
Debt
Short-term variable rate (various currencies)	$10.2	$—	$—	$—	$—	$—	$10.2	$10.2
Average interest rate(a)	11.3%
Long-term fixed rate – third party ($US)			217.4 *			390.0	607.4	551.3
Average interest rate(a)			8.6%			9.5%
Long-term variable rate – third party ($US)	2.0	8.1	8.1	58.8	773.7		850.7	850.7
Average interest rate(a)	11.3%	11.2%	11.0%	9.0%	11.0%
Total debt	$12.2	$8.1	$225.5	$58.8	$773.7	$390.0	$1,468.3	$1,412.2

Forward Contracts	Average Contractual Rate $/FC	Original US Dollar Notional Amount	Contract Value September 30, 2006	Fair Value September 30, 2006
Sell Hong Kong Dollars/Buy USD	0.1285	$0.7	$0.7	$—
Sell Euros/Buy USD	1.2708	2.2	2.2	—
Sell British Pounds/Buy USD	1.8610	3.6	3.6	—
Sell Australian Dollars/Buy USD	0.7565	5.6	5.7	0.1
Sell Canadian Dollars/Buy USD	0.8981	9.6	9.6	—
Sell South African Rand/Buy USD	0.1578	2.8	3.3	0.5
Sell New Zealand Dollars/Buy USD	0.6500	0.4	0.4	—
Sell Japanese Yen/Buy USD	0.0085	0.7	0.7	—
Buy Australian Dollars/Sell New Zealand Dollars	1.1621	3.3	3.3	—
Total forward contracts		$28.9	$29.5	$0.6

(a)	Weighted average variable rates are based upon implied forward rates from the yield curves at September 30, 2006.

*	While the 8 5/8% Senior Subordinated Notes are due in February 2008, under the 2004 Credit Agreement, Products Corporation must refinance such notes by October 30, 2007, such that not more than $25.0 million of such notes remain outstanding. In April 2006, Products Corporation redeemed $109.7 million in aggregate principal amount of its 8 5/8% Senior Subordinated Notes. Accordingly, at September 30, 2006 there remained outstanding $217.4 million in aggregate principal amount of such notes. (See ‘‘Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Overview of Financing Activities’’).

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Item 4.    Controls and Procedures

(a) Disclosure Controls and Procedures.    The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and the Company’s Chief Accounting Officer, who, as of the date of this report, is acting as the Company’s principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company's Chief Executive Officer and the Company’s principal financial officer as of the date of this report, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the three-month fiscal period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and the Company’s principal financial officer as of the date of this report have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

(b) Changes in Internal Control Over Financial Reporting.    There have not been any changes in the Company’s internal control over financial reporting during the three-month fiscal period ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the third quarter and nine-month period ended September 30, 2006, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on the beliefs, expectations, estimates, projections, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates (whether qualitative or quantitative) as to:

(i)	the Company's future financial performance;

(ii)	the effect on sales of weak economic conditions, adverse currency fluctuations, category weakness, competitive activities, retailer inventory management, retailer space reconfigurations, less than anticipated results from the Company's new products, advertising and marketing plans and changes in consumer purchasing habits, including with respect to shopping channels;

(iii)	the Company's belief that the continued implementation and refinement to its plan could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more of its brands or product lines, launching additional new products, further refining its approach to retail merchandising and/or take further actions to optimize its manufacturing, sourcing and organizational size and structure, any of which, whose intended purpose would be to create value through profitable growth, could result in the Company making investments and/or recognizing charges related to executing against such opportunities;

(iv)	the Company's expectations regarding its plan, including the Company's objectives of remaining a leader in the beauty business by continuing to provide innovation and leveraging the Company’s strong established brands, particularly the Revlon brand, around the world and leveraging the Company’s improved relationships with consumers and retail customers; building the excitement and glamour of Revlon-branded color cosmetics and other beauty products, through, among other things, innovation in product development, maximizing all

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

elements of marketing and executing the Company’s business plans and new product introductions with excellence; building upon the Company’s leadership in healthy beauty color cosmetics with the Company’s completely re-staged Almay brand; supporting and building the Company’s brands globally and investing at appropriate competitive levels, while controlling spending and working capital and continuing to capitalize on the significant opportunities the Company has to improve its operating profit margins and cash flow over time;

(v)	the Company's plans to continue to focus on the opportunities that the Company believes exist to increase it operating profit margin and improve its cash flows over time, with key areas of focus being actions intended to improve results in the areas of cost of goods sold and returns, as well as overhead and administrative expenses and that its cost savings initiatives would include, among other things, actions intended to improve product life cycle management, improve in-store merchandising, improve on cost of goods sold, improve the effectiveness and efficiency of trade promotions, focus on savings from strategic procurement in general and administrative costs, optimize the Company’s international supply chain and optimize the Company’s overall cost structure;

(vi)	the Company’s plans to continue to strengthen its balance sheet and capital structure, including Revlon, Inc.’s plans to refinance the balance of Products Corporation’s 8 5/8% Senior Subordinated Notes before October 30, 2007 prior to their maturity, Revlon, Inc.’s plans to conduct an additional equity issuance of $75 million in late 2006 or in the first quarter of 2007 and its intent to use the net cash proceeds to repay indebtedness;

(vii)	restructuring activities, restructuring costs, the timing of restructuring payments and the benefits from such activities, including the Company’s expectations that ongoing annualized savings associated with the February 2006 Program will be approximately $15 million, primarily benefiting SG&A expense, and that such program will streamline internal processes and enable the Company to continue to be more effective and efficient in meeting the needs of its consumers and retail customers, and that ongoing annualized savings associated with the September 2006 Program will be approximately $34 million, primarily benefiting SG&A expense, and that such program will enable the Company to reduce costs and improve its profit margins and, by consolidating responsibilities in certain related functions and reducing layers of management and will increase accountability and effectiveness within the Company;

(viii)	the Company’s expectation that operating revenues, cash on hand and funds available for borrowing under Products Corporation's 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit and other permitted lines of credit will be sufficient to satisfy the Company's operating expenses in 2006, including cash requirements referred to in item (x) below;

(ix)	the Company’s expected sources of funds, including the availability of funds from Products Corporation's 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit and other permitted lines of credit, restructuring indebtedness, selling assets or operations, capital contributions and/or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties and/or the sale of additional debt securities of Products Corporation;

(x)	the Company's expected uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued implementation of, and refinement to, the Company's plan, payments in connection with the Company's purchases of permanent wall displays, capital expenditure requirements, restructuring programs (including, without limitation, the February 2006 Program and the September 2006 Program), executive severance not otherwise included in the Company’s restructuring

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

programs, debt service payments and costs and regularly scheduled pension and post-retirement plan contributions, and its estimates of operating expenses, working capital expenses, wall display costs, capital expenditures, restructuring costs, executive severance, debt service payments (including payments required under Products Corporation's debt instruments) and cash contributions to the Company’s pension plans and post-retirement benefit plans;

(xi)	matters concerning the Company's market-risk sensitive instruments;

(xii)	the expected effects of the Company's adoption of certain accounting principles; and

(xiii)	the Company's plan to efficiently manage its cash and working capital, including, among other things, by carefully managing inventory levels, centralized purchasing to secure discounts and efficiencies in procurement, and providing additional discounts to U.S. customers for more timely payment of receivables and carefully managing accounts payable and most recently targeted controls on general and administrative spending.

Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language such as ‘‘estimates,’’ ‘‘objectives,’’ ‘‘visions,’’ ‘‘projects,’’ ‘‘forecasts,’’ ‘‘plans,’’ ‘‘targets,’’ ‘‘strategies,’’ ‘‘opportunities,’’ ‘‘drivers,’’ ‘‘believes,’’ ‘‘intends,’’ ‘‘outlooks,’’ ‘‘initiatives,’’ ‘‘expects,’’ ‘‘scheduled to,’’ ‘‘anticipates,’’ ‘‘seeks,’’ ‘‘may,’’ ‘‘will,’’ or ‘‘should’’ or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategies, targets, models or intentions. Forward-looking statements speak only as of the date they are made, and except for the Company's ongoing obligations under the U.S. federal securities laws, the Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any additional disclosures the Company made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and makes in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the Securities and Exchange Commission (the ‘‘SEC’’) in 2006 (which, among other places, can be found on the SEC's website at http://www.sec.gov). The information available from time to time on such website shall not be deemed incorporated by reference into this Quarterly Report on Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. See also Item 1A. ‘‘Risk Factors’’ in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for further discussion of risks associated with the Company’s business. In addition to factors that may be described in the Company's filings with the SEC, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:

(i)	unanticipated circumstances or results affecting the Company's financial performance, including decreased consumer spending in response to weak economic conditions or weakness in the mass-market cosmetics category; changes in consumer preferences, such as reduced consumer demand for the Company's color cosmetics and other current products; changes in consumer purchasing habits, including with respect to shopping channels; lower than expected retail customer acceptance or consumer acceptance of the Company’s product offerings; higher than expected returns or decreased sales of the Company’s product offerings, including less than anticipated results from the Company's new products and advertising and marketing plans; actions by the Company’s customers, such as retailer inventory management and greater than anticipated retailer space reconfigurations and/or product discontinuances; and changes in the competitive environment and actions by the Company's competitors, including business combinations, technological breakthroughs, new products offerings, continued increased advertising, marketing and promotional spending and marketing and promotional successes, including increases in market share;

(ii)	the effects of and changes in economic conditions (such as inflation, monetary conditions and foreign currency fluctuations, as well as in trade, monetary, fiscal and tax policies in international markets) and political conditions (such as military actions and terrorist activities);

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

(iii)	unanticipated costs or difficulties or delays in completing projects associated with the continued implementation of, and refinement to, the Company's plan or lower than expected revenues or inability to achieve profitability over the long-term as a result of such plan, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more of the Company's brands or product lines, launching of new product lines, including difficulties or delays in launching its new products for 2007, further refining its approach to retail merchandising, and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company’s manufacturing, sourcing or organizational size and structure;

(iv)	difficulties, delays or unanticipated costs in implementing and refining the Company's plan, which could affect the Company's ability to achieve its objectives as set forth in clause (iv) above, such as less than effective product innovation, less than expected growth of the Company’s established brands, such as Revlon, less than expected acceptance of the Company’s marketing programs by the Company’s consumers and retail customers, disruptions in executing the Company’s plans, less than expected performance from the Company’s other brands, less than expected investment in brand support or greater than expected competitive investment, less than expected performance of the Company’s Almay brand or loss of retailer shelf space;

(v)	difficulties, delays or unanticipated costs in connection with the Company's plans to increase its operating profit margin and improve its cash flows over time, such as difficulties, delays or the inability to take actions intended to improve results in cost of goods sold, returns and/or overhead and administrative expenses, including as a result of difficulties, delays or the inability to take actions intended to improve product life cycle management, in-store merchandising, costs of goods sold, the effectiveness and efficiency of trade promotions and/or generate savings from strategic procurement in general and administrative costs, from improvements in the Company’s international supply chain and/or from improvements in the Company’s overall cost structure;

(vi)	difficulties, delays or unanticipated costs in, or the Company's inability to consummate, transactions to strengthen its balance sheet and capital structure, including difficulties, delays or increased costs associated with, or the inability to consummate, in whole or in part, the refinancing of the balance of Products Corporation’s 8 5/8% Senior Subordinated Notes before October 30, 2007 prior to their maturity, or difficulties, delays or increased costs associated with conducting, or Revlon, Inc.’s inability to consummate, in whole or in part, the additional $75 million equity issuance in late 2006 or in the first quarter of 2007;

(vii)	difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company's restructuring activities, such as less than anticipated on-going annualized savings from the February 2006 Program and/or the September 2006 Program, and the risk that the February 2006 Program and/or the September 2006 Program may not satisfy the Company’s objectives as set forth in clause (vii) above;

(viii)	lower than expected operating revenues, the inability to secure capital contributions or loans from MacAndrews & Forbes, Revlon, Inc., the Company's other affiliates and/or third parties;

(ix)	the unavailability of funds under Products Corporation's 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit or other permitted lines of credit, restructuring indebtedness, selling assets or operations and/or the sale of additional debt securities;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

(x)	higher than expected operating expenses, sales returns, working capital expenses, wall display costs, capital expenditures, restructuring costs, executive severance not otherwise included in the Company’s restructuring programs, debt service payments, regularly scheduled cash pension plan contributions and/or post-retirement benefit plan contributions;

(xi)	interest rate or foreign exchange rate changes affecting the Company and its market-risk sensitive financial instruments;

(xii)	unanticipated effects of the Company's adoption of certain new accounting standards; and

(xiii)	difficulties, delays or the inability of the Company to efficiently manage its cash and working capital.

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

Item 4.    Submission of Matters to a Vote of Security Holders

On July 28, 2006, Revlon, Inc., as Products Corporation’s sole stockholder, unanimously re-elected Ronald O. Perelman, Alan S. Bernikow, Donald G. Drapkin, Edward J. Landau, Barry F. Schwartz and Mr. Stahl as directors of Products Corporation. On September 18, 2006, Products Corporation’s Board of Directors elected David Kennedy as a director to fill the vacancy on the Board of Directors created by Mr. Stahl’s departure from the Company.

Item 6.    Exhibits

4.1	Amendment No. 2 to Credit Agreement, dated as of July 28, 2006 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of Revlon Consumer Products Corporation filed with the SEC on July 28, 2006).
4.2	Amendment No. 3 to Credit Agreement, dated as of September 29, 2006 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of Revlon Consumer Products Corporation filed with the SEC on September 29, 2006).
10.1	Second Amendment to Employment Agreement, dated as of September 18, 2006, between Revlon Consumer Products Corporation and David L. Kennedy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Revlon, Inc. filed with the SEC on September 19, 2006).
10.2	Separation Agreement, dated September 18, 2006, between Revlon Consumer Products Corporation and Jack L. Stahl (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Revlon, Inc. filed with the SEC on November 7, 2006).
10.3	Separation Agreement, dated October 6, 2006, between Revlon Consumer Products Corporation and Thomas E. McGuire (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Revlon, Inc. filed with the SEC on November 7, 2006).
10.4	The Revlon Executive Severance Pay Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Revlon, Inc. filed with the SEC on November 7, 2006).
*31.1	Certification of David L. Kennedy, Chief Executive Officer, dated November 7, 2006, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Alan T. Ennis, Chief Accounting Officer, dated November 7, 2006, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1 (furnished herewith)	Certification of David L. Kennedy, Chief Executive Officer, dated November 7, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (furnished herewith)	Certification of Alan T. Ennis, Chief Accounting Officer, dated November 7, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2006

REVLON CONSUMER PRODUCTS CORPORATION
Registrant

By: /s/ David L. Kennedy	By: /s/ Alan T. Ennis
David L. Kennedy	Alan T. Ennis
President and	Senior Vice President,
Chief Executive Officer	Corporate Controller and
Chief Accounting Officer