Form 10-K
period 2006-12-31
REVLON CONSUMER PRODUCTS CORP
filed 2007-03-13
CIK 890547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Registrant’s telephone number, including area code: (212) 527-4000

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

The aggregate market value of the voting stock held by non-affiliates of the registrant is not applicable as there is no public market therefor. All shares of common stock are held by one affiliate. As of December 31, 2006, the registrant had 5,260 outstanding shares of common stock.

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K as, among other things, all of the registrant’s equity securities are owned directly by Revlon, Inc., which is a reporting company under the Securities Exchange Act of 1934 and which has filed with the SEC on March 13, 2007 all of the material required to be filed pursuant to Section 13, 14 or 15(d) thereof and the registrant is therefore filing this Form 10-K with a reduced disclosure format, which omits the information otherwise required by Items 4, 10, 11, 12 and 13 as permitted under General Instructions I(2)(c) of Form 10-K.

Revlon Consumer Products Corporation and Subsidiaries

Form 10-K

For the Year Ended December 31, 2006

		Page
PART I
Item 1.	Business	2
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	20
Item 2.	Properties	20
Item 3.	Legal Proceedings	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
Item 6.	Selected Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 8.	Financial Statements and Supplementary Data	49
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	49
Item 9A.	Controls and Procedures	49
Item 9B.	Other Information	50
PART III
Item 10.	Directors, Executive Officers and Corporate Governance (intentionally omitted pursuant to General Instruction I of Form 10-K)	55
Item 11.	Executive Compensation (intentionally omitted pursuant to General Instruction I of Form 10-K)	55
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (intentionally omitted pursuant to General Instruction I of Form 10-K)	55
Item 13.	Certain Relationships and Related Transactions, and Director Independence (intentionally omitted pursuant to General Instruction I of Form 10-K)	55
Item 14.	Principal Accountant Fees and Services	55
PART IV
Item 15.	Exhibits, Financial Statement Schedules	57
	Index to Consolidated Financial Statements and Schedules	F-1
	Report of Independent Registered Public Accounting Firm	F-2
	Financial Statements	F-3
	Financial Statement Schedule	F-52
	Signatures
	Certifications
	Exhibits

PART I

Item 1.	Business

Background

Revlon Consumer Products Corporation (‘‘Products Corporation’’ and together with its subsidiaries, the ‘‘Company’’) is a direct wholly-owned operating subsidiary of Revlon, Inc., which is a direct and indirect majority-owned subsidiary of MacAndrews & Forbes Holdings Inc. (‘‘MacAndrews & Forbes Holdings’’ and together with certain of its affiliates other than the Company, ‘‘MacAndrews & Forbes’’), a corporation wholly-owned by Ronald O. Perelman. The Company operates in a single segment and manufactures, markets and sells an extensive array of cosmetics, skincare, fragrances, beauty tools, hair color and personal care products. Revlon is one of the world’s leading mass-market beauty brands. The Company believes that its global brand name recognition, product quality and marketing experience have enabled it to create one of the strongest consumer brand franchises in the world. The Company’s products are sold worldwide and marketed under such brand names as Revlon, ColorStay, Fabulash, Super Lustrous, and Revlon Age Defying makeup with Botafirm, as well as the completely re-staged Almay brand, including the Company’s Almay Intense i-Color collection, in cosmetics; Almay, Ultima II and Gatineau in skincare; Charlie and Jean Naté in fragrances; Revlon and Expert Effect in beauty tools; Colorsilk and Colorist in hair color; and Mitchum, Flex and Bozzano in personal care products. The Company’s principal customers include large mass volume retailers and chain drug stores in the U.S., as well as certain department stores and other specialty stores, such as perfumeries outside the U.S. The Company also sells beauty products to U.S. military exchanges and commissaries and has a licensing business pursuant to which the Company licenses certain of its key brand names to third parties for complimentary beauty-related products and accessories.

The Company was founded by Charles Revson, who revolutionized the cosmetics industry by introducing nail enamels matched to lipsticks in fashion colors over 70 years ago. Today, the Company has leading market positions in a number of its principal product categories in the U.S. mass-market distribution channel, including the lip, eye, face makeup and nail enamel categories. The Company also has leading market positions in several product categories in certain markets outside of the U.S., including Australia, Canada and South Africa. The Company’s products are sold in more than 100 countries across six continents. The Company’s net sales in 2006 in the U.S. accounted for approximately 57% of its consolidated net sales, most of which were made in the mass-market channel.

All U.S. market share and market position data herein for the Company’s brands are based upon retail dollar sales, which are derived from ACNielsen data. ACNielsen measures retail sales volume of products sold in the U.S. mass-market distribution channel. Such data represent ACNielsen’s estimates based upon data gathered by ACNielsen from market samples and are therefore subject to some degree of variance and may contain slight rounding differences. ACNielsen’s data does not reflect sales volume from Wal-Mart, Inc., which is the Company’s largest customer, representing approximately 23% of the Company’s 2006 worldwide net sales. From time to time, ACNielsen adjusts its methodology for data collection and reporting, which may result in adjustments to the categories and market shares tracked by ACNielsen for both current and prior periods.

The Company’s Business Strategy

The Company’s business strategy includes:

•	Building and leveraging our strong brands: We intend to build and leverage our brands, particularly the Revlon brand, across the categories in which we compete. In addition to Revlon and Almay brand color cosmetics, we plan to drive growth in other beauty care categories, including women’s hair color, beauty tools, fragrance and antiperspirants and deodorants. We intend to implement this strategy by: 1) reinvigorating new product development, fully utilizing our creative, marketing and research and development capabilities, 2) reinforcing clear, consistent brand positioning through effective, innovative advertising and promotion, and 3) working with our retail customers to continue to increase the effectiveness of our in-store marketing, promotion and display walls across categories and brands.

•	Improving the execution of our strategies and plans and providing for continued improvement in organizational capability through enabling and developing our employees. We intend to continue to build organizational capability primarily through a focus on recruitment and retention of skilled people, providing opportunities for professional development and expanded responsibilities and roles and rewarding our employees for success.

•	Continuing to strengthen our international business. We plan to leverage worldwide our U.S. — based marketing, research and development and new product development. In addition, in our international business, we plan to focus on our well-established, strong national and multi-national brands, investing at appropriate competitive levels, controlling spending and working capital and optimizing the supply chain and cost structure.

•	Improving our operating profit margins and cash flow. We plan to capitalize on what we believe are significant opportunities to improve our operating margins and cash flow over time. The key areas of our focus will continue to be reducing sales returns, costs of goods sold, general and administrative expenses and improving working capital management.

In furtherance of these objectives, in February 2006 Revlon, Inc. announced an organizational realignment (the ‘‘February 2006 organizational realignment’’) involving the consolidation of certain functions within our sales, marketing and creative groups, as well as certain headquarters functions, which we currently expect will generate ongoing annualized savings of approximately $15 million, and in September 2006 announced a further organizational streamlining (the ‘‘September 2006 organizational streamlining’’), involving a broad organizational streamlining that involved consolidating responsibilities in certain related functions and reducing layers of management to increase accountability and effectiveness; streamlining support functions to reflect the new organization structure; eliminating certain senior executive positions; and consolidating various facilities, and which we currently expect will result in staffing reductions of approximately 220 employees, primarily in the U.S., or approximately 8% of our total U.S. workforce, the exiting of certain leased space, principally a portion of our headquarters facility in New York City and which organizational streamlining is currently expected to generate ongoing annualized savings of approximately $33 million.

•	Continuing to improve our capital structure. We plan to continue to take advantage of opportunities to reduce and refinance our debt, including, without limitation, refinancing the remaining balance of Products Corporation’s 8 5/8% Senior Subordinated Notes due on February 1, 2008 (the ‘‘8 5/8% Senior Subordinated Notes’’).

In furtherance of this objective, during 2006 and in early 2007, we successfully completed the following transactions:

•	March 2006 $110 Million Rights Offering: In the first quarter of 2006, Revlon, Inc. completed a $110 million rights offering, including the related private placement to MacAndrews & Forbes (together the ‘‘$110 Million Rights Offering’’), of Revlon, Inc.’s Class A Common Stock (as hereinafter defined) and used the proceeds, together with available cash, to redeem approximately $109.7 million in aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes.

•	Refinancing of Bank Credit Agreement: In December 2006, Products Corporation refinanced its 2004 Credit Agreement (as hereinafter defined), reducing interest rates and extended the maturity dates for Products Corporation’s bank credit facilities from July 2009 to January 2012 in the case of the revolving credit facility and from July 2010 to January 2012 in the case of the term loan facility. As part of this refinancing, Products Corporation entered into a new 5-year, $840 million term loan facility (the ‘‘2006 Term Loan Facility’’), replacing the $800 million term loan under Products Corporation’s 2004 Credit Agreement. Products Corporation also amended its existing $160 million multi-currency revolving credit facility under its 2004 Credit Agreement and extended its maturity through the same 5-year period (the ‘‘2006 Revolving Credit Facility’’ and, together with the 2006

Term Loan Facility, the ‘‘2006 Credit Facilities’’, with the agreements governing the 2006 Credit Facilities being the ‘‘2006 Term Loan Agreement’’, the ‘‘2006 Revolving Credit Agreement’’, and together the ‘‘2006 Credit Agreements’’). (See ‘‘Financial Condition, Liquidity and Capital Resources — Credit Agreement Refinancing’’).

•	January 2007 $100 Million Rights Offering: Most recently, in January 2007 Revlon, Inc. completed a $100 million rights offering of Class A Common Stock (including the related private placement to MacAndrews & Forbes, the ‘‘$100 Million Rights Offering’’) and used the proceeds in February 2007 to redeem $50.0 million in aggregate principal amount of the 8 5/8% Senior Subordinated Notes and in January 2007 to repay approximately $43.3 million of indebtedness outstanding under Products Corporation’s 2006 Revolving Credit Facility, without any permanent reduction of that commitment, after paying approximately $2 million of fees and expenses incurred in connection with such rights offering, with approximately $5.0 million of the remaining proceeds being available for general corporate purposes. Also, effective upon consummation of the $100 Million Rights Offering, $50.0 million of the 2004 Consolidated MacAndrews & Forbes Line of Credit (as hereinafter defined) will remain available to Products Corporation through January 31, 2008 on substantially the same terms.

Recent Developments

In January 2007, Revlon, Inc. completed the $100 Million Rights Offering of Class A Common Stock (including the related private placement to MacAndrews & Forbes), which it launched in December 2006. The $100 Million Rights Offering allowed each stockholder of record of Revlon, Inc.’s Class A and Class B Common Stock, each with a par value of $0.01 per share (respectively, the ‘‘Class A Common Stock’’, the ‘‘Class B Common Stock’’ and together the ‘‘Common Stock’’), as of the close of business on December 11, 2006, the record date set by Revlon, Inc.’s Board of Directors, to purchase additional shares of Revlon, Inc.’s Class A Common Stock. The subscription price for each share of Revlon, Inc.’s Class A Common Stock purchased in the $100 Million Rights Offering, including shares purchased in the private placement by MacAndrews & Forbes, was $1.05 per share. Upon completing the $100 Million Rights Offering, Revlon, Inc. promptly transferred the proceeds to Products Corporation, which it used to reduce indebtedness as described below.

On February 22, 2007, using the proceeds of the $100 Million Rights Offering, Products Corporation completed the redemption of $50.0 million aggregate principal amount of Products Corporation’s outstanding 8 5/8% Senior Subordinated Notes at an aggregate redemption price of $50.3 million, including $0.3 million of accrued and unpaid interest up to, but not including, the redemption date. Following such redemption, there remained outstanding $167.4 million in aggregate principal amount of the 8 5/8% Senior Subordinated Notes. The remainder of such proceeds was used to repay in January 2007 approximately $43.3 million of indebtedness outstanding under Products Corporation’s 2006 Revolving Credit Facility, after paying fees and expenses of approximately $2 million incurred in connection with the $100 Million Rights Offering, with approximately $5.0 million of the remaining proceeds being available for general corporate purposes.

In completing the $100 Million Rights Offering, Revlon, Inc. issued an additional 95,238,095 shares of its Class A Common Stock, including 37,847,472 shares subscribed for by public shareholders (other than MacAndrews & Forbes) and 57,390,623 shares issued to MacAndrews & Forbes in a private placement directly from Revlon, Inc. The shares issued to MacAndrews & Forbes represented the number of shares of Revlon, Inc.’s Class A Common Stock that MacAndrews & Forbes would otherwise have been entitled to purchase pursuant to its basic subscription privilege in the $100 Million Rights Offering (which was approximately 60% of the shares of Revlon, Inc.’s Class A Common Stock offered in the $100 Million Rights Offering).

As a result of completing the $100 Million Rights Offering in January 2007, Revlon, Inc.’s total number of outstanding shares of Class A Common Stock increased to 476,688,940 shares at such date and the total number of shares of Common Stock outstanding, including Revlon, Inc.’s existing 31,250,000 shares of Class B Common Stock, increased to 507,938,940 shares at such date. Following the completion of these transactions, MacAndrews & Forbes beneficially owned approximately 58% of Revlon, Inc.’s outstanding Class A Common Stock and approximately 60% of Revlon, Inc.’s total outstanding Common Stock, which shares together represented approximately 74% of the combined voting power of such shares at such date.

Effective upon consummation of the $100 Million Rights Offering, $50.0 million of the 2004 Consolidated MacAndrews & Forbes Line of Credit will remain available to Products Corporation through January 31, 2008 on substantially the same terms.

Products

Revlon, Inc. conducts business exclusively through Products Corporation. The Company manufactures and markets a variety of products worldwide. The following table sets forth the Company’s principal brands and certain selected products.

COSMETICS	HAIR	BEAUTY TOOLS	FRAGRANCE	ANTI- PERSPIRANTS/ DEODORANTS	SKINCARE
Revlon	Colorsilk	Revlon	Charlie	Mitchum	Gatineau
Almay*	Colorist	Expert Effect	Jean Naté	Almay	Almay
	Frost & Glow				Ultima II
Flex
Bozzano

* Completely re-staged in 2006.

Cosmetics — Revlon:    The Company sells a broad range of cosmetics and skincare products under its flagship Revlon brand designed to fulfill specifically-identified consumer needs, principally priced in the upper range of the mass-market distribution channel, including lip makeup, nail color and nail care products, eye and face makeup and skincare products such as lotions, cleansers, creams, toners and moisturizers. Many of the Company’s products incorporate patented, patent-pending or proprietary technology. (See ‘‘New Product Development and Research and Development’’).

The Company markets several different lines of Revlon lip makeup (which address different segments of the lip makeup category). The Company’s ColorStay Overtime Lipcolor and Colorstay Overtime Sheer use patented transfer resistant technology and ColorStay Soft & Smooth, with patent pending lip technology, offers long-wearing benefits while enhancing comfort with SoftFlexTM technology. Super Lustrous lipstick is the Company’s flagship wax-based lipcolor, with LiquiSilk technology designed to boost moisturization using silk dispersed in emollients.

The Company sells face makeup, including foundation, powder, blush and concealers, under several Revlon brand names. Revlon Age Defying, which is targeted for women in the over-35 age bracket, incorporates Botafirm to help reduce the appearance of lines and wrinkles. The Company also markets a complete range of ColorStay long-wearing face makeup with patented SoftFlex technology for enhanced comfort.

The Company’s eye makeup products include mascaras, eyeliners and eye shadows. In mascaras, key franchises include Fabulash, which uses a patented lash perfecting brush for 100% fuller lashes, as well as Luxurious Lengths mascara which makes lashes appear as much as 50% longer. The eyeshadow franchises include Colorstay 12-Hour Eyeshadow which enables color to look fresh for 12 hours, and Illuminance, an eye shadow that gives sheer luminous color.

The Company’s nail color and nail care lines include enamels, cuticle preparations and enamel removers. The Company’s flagship Revlon nail enamel uses a patented formula that provides consumers with improved wear, application, shine and gloss in a toluene-free, formaldehyde-free and phthalate-free formula. The Company’s Color Beam Sheer nail enamel comes in a unique array of shades and has multiple patents on its long-wearing formula. The Company also markets ColorStay nail enamel, which offers superior color and shine for 10 days with an exclusive ColorLock system. In addition, the Company sells Cutex nail enamel remover and nail care products in certain countries outside the U.S.

Cosmetics — Almay:    The Company’s completely-restaged Almay brand consists of a line of hypo-allergenic, dermatologist-tested, fragrance-free cosmetics and skincare products. Almay products include lip makeup, eye and face makeup and skincare products. For 2006, the Almay brand was completely restaged to focus on consumers’ needs for simplicity, personalization and healthy beauty. The products are organized into expertly coordinated collections by skin type, eye color and lipshade. The completely-restaged Almay line is intended to provide today’s increasingly busy women with a simple solution to healthy beauty.

Within the face category, with Almay’s Smart Shade makeup, Almay consumers can find products that are designed to match their skin tones. In eye makeup, the Company has further expanded upon the breakthrough Almay Intense i-Color collection with the ‘‘Play Up’’ collection — providing a new look of color-coordinated shades of shadow, liner and mascara for each eye color. Ideal Lip is a new product collection that provides a complete lip look — lipstick, liner and gloss — where the consumer can choose by lip shade. The Almay brand flagship One Coat franchise has been strengthened with the introduction of the patented Triple Effect mascara for a more dramatic look.

Hair:    The Company sells both haircare and haircolor products throughout the world. The Company markets the Colorsilk and Colorist brands in woman’s haircolor. The Company also markets the Frost & Glow and Custom Effects highlighting brands. In haircare, the Company sells the Flex and Aquamarine lines in many countries and the Bozzano and Juvena brands in Brazil.

Beauty Tools:    The Company sells Revlon Beauty Tools, which include nail and eye grooming tools, such as clippers, scissors, files, tweezers and eye lash curlers. The Company’s Expert Effect line has been ergonomically designed to enable proper technique for expert-like results. Revlon Beauty Tools are sold individually and in sets under the Revlon brand name and for 2006 were the number one brand of beauty tools in the U.S. mass-market distribution channel.

Fragrances:    The Company sells a selection of moderately-priced and premium-priced fragrances, including perfumes, eau de toilettes, colognes and body sprays. The Company’s portfolio includes fragrances such as Charlie and Ciara, as well as Jean Naté.

Anti-perspirants/deodorants:    In the area of anti-perspirants and deodorants, the Company markets Mitchum, Aquamarine and Hi & Dri antiperspirant brands in many countries. The Company also markets hypo-allergenic personal care products, including antiperspirants, under the Almay brand.

Skincare:    The Company’s skincare products, including moisturizers, are predominantly sold under the Almay brand name, as mentioned above, as well as Eterna 27. The Company also sells skincare products in international markets under internationally-recognized brand names and under various regional brands, including the Company’s premium-priced Gatineau brand, as well as Ultima II.

Marketing

The Company markets extensive consumer product lines principally priced in the upper range of the mass-market distribution channels and certain other channels outside of the U.S.

The Company uses print and television advertising and point-of-sale merchandising, including displays and samples. The Company’s marketing emphasizes a uniform global image and product for its portfolio of core brands, including Revlon, ColorStay, Revlon Age Defying, Super Lustrous, Almay, Charlie and Mitchum. The Company coordinates advertising campaigns with in-store promotional and other marketing activities. The Company develops jointly with retailers carefully tailored advertising, point-of-purchase and other focused marketing programs. The Company uses network and spot television advertising, national cable advertising and print advertising in major general interest, women’s fashion and women’s service magazines, as well as coupons and other trial incentives.

The Company also uses cooperative advertising programs, supported by Company-paid or Company-subsidized demonstrators, and coordinated in-store promotions and displays. Other marketing materials designed to introduce the Company’s newest products to consumers and encourage trial and purchase in-store include trial-size products and couponing. Additionally, the Company maintains separate websites, www.revlon.com, www.almay.com and www.mitchumman.com devoted to the Revlon, Almay and Mitchum brands, respectively. Each of these websites feature current product and promotional information for the brands, respectively, and are updated regularly to stay current with the Company’s new product launches and other advertising and promotional campaigns. In addition, the Almay website offers coupons and/or sampling incentives to its consumers and offers unique, personalized beauty guides.

New Product Development and Research and Development

The Company believes that it is an industry leader in the development of innovative and technologically-advanced consumer products. The Company’s marketing and research and development groups identify consumer needs and shifts in consumer preferences in order to develop new products, tailor line extensions and promotions and redesign or reformulate existing products to satisfy such needs or preferences. The Company’s research and development group is comprised of departments specialized in the technologies critical to the Company’s various product categories. The Company has a cross-functional product development process intended to optimize the Company’s ability to bring to market its new product offerings and to ensure that the Company continuously has products in key categories under its various brands, including Revlon, Almay and Mitchum and the Company’s other brands.

The Company operates an extensive cosmetics research and development facility in Edison, New Jersey. The scientists at the Edison facility are responsible for all of the Company’s new product research worldwide, performing research for new products, ideas, concepts and packaging. The research and development group at the Edison facility also performs extensive safety and quality testing on the Company’s products, including toxicology, microbiology and package testing. Additionally, quality control testing is performed at each of the Company’s manufacturing facilities.

As of December 31, 2006, the Company employed approximately 170 people in its research and development activities, including specialists in pharmacology, toxicology, chemistry, microbiology, engineering, biology, dermatology and quality control. In 2006, 2005 and 2004, the Company spent $24.4 million, $26.1 million and $24.0 million, respectively, on research and development activities.

Manufacturing and Related Operations and Raw Materials

During 2006, the Company’s cosmetics and/or personal care products were produced at the Company’s facilities in Oxford, North Carolina; Irvington, New Jersey; Venezuela; France; South Africa; China; and Mexico and at third-party owned facilities around the world.

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

Distribution

The Company’s products are sold in more than 100 countries across six continents. The Company’s worldwide sales forces had approximately 380 people as of December 31, 2006. In addition, the Company utilizes sales representatives and independent distributors to serve certain markets and related distribution channels.

United States.    Net sales in the U.S. accounted for approximately 57% of the Company’s 2006 net sales, a majority of which were made in the mass-market distribution channel. The Company also sells a broad range of consumer products to U.S. Government military exchanges and commissaries. The Company licenses its trademarks to select manufacturers for complimentary beauty-related products and accessories that the Company believes have the potential to extend the Company’s brand names and image. As of December 31, 2006, twelve (12) licenses were in effect relating to seventeen (17) product categories, which are marketed principally in the mass-market distribution channel. Pursuant to such licenses, the Company retains strict control over product design and development, product quality, advertising and the use of its trademarks. These licensing arrangements offer opportunities for the Company to generate revenues and cash flow through royalties and renewal fees, some of which have been prepaid.

As part of the Company’s strategy to increase the retail consumption of its products, the Company’s retail merchandisers stock and maintain the Company’s point-of-sale wall displays intended to ensure that high-selling SKUs are in stock and to ensure the optimal presentation of the Company’s products in retail outlets.

International.    Net sales outside the U.S. accounted for approximately 43% of the Company’s 2006 net sales. The five largest countries in terms of these sales include South Africa, Canada, Australia, U.K and Brazil, which together accounted for approximately 23% of the Company’s 2006 net sales. The Company distributes its products through drug stores/chemists, hypermarkets/mass volume retailers, variety stores, department stores and specialty stores such as perfumeries outside the U.S. At December 31, 2006, the Company actively sold its products through wholly-owned subsidiaries established in 15 countries outside of the U.S. and through a large number of distributors and licensees elsewhere around the world.

Customers

The Company’s principal customers include large mass volume retailers and chain drug stores, including such well-known retailers as Wal-Mart, Target, Kmart, Walgreens, Rite Aid, CVS, Eckerd, Albertsons Drugs (which was acquired by CVS in June 2006) and Longs in the U.S., Shoppers DrugMart in Canada, A.S. Watson & Co. retail chains in Asia Pacific and Europe, and Boots in the United Kingdom. Wal-Mart and its affiliates worldwide accounted for approximately 23% of the Company’s 2006 net sales. As is customary in the consumer products industry, none of the Company’s customers is under an obligation to continue purchasing products from the Company in the future. The Company expects that Wal-Mart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company’s net sales. (See Item 1A. Risk Factors — ‘‘The Company depends on a limited number of customers for a large portion of its net sales and the loss of one or more of these customers could reduce the Company’s net sales’’).

Competition

The consumer products business is highly competitive. The Company competes primarily on the basis of:

•	developing quality products with innovative performance features, shades, finishes and packaging;

•	educating consumers on the Company’s product benefits;

•	anticipating and responding to changing consumer demands in a timely manner, including the timing of new product introductions and line extensions;

•	offering attractively priced products relative to the product benefits provided;

•	maintaining favorable brand recognition;

•	generating competitive margins and inventory turns for its retail customers by providing market-right products and executing effective pricing, incentive and promotion programs;

•	ensuring product availability through effective planning and replenishment collaboration with retailers;

•	providing strong and effective advertising, marketing, promotion and merchandising support;

•	maintaining an effective sales force; and

•	obtaining sufficient retail floor space, optimal in-store positioning and effective presentation of its products at retail.

The Company competes in selected product categories against a number of multinational manufacturers. In addition to products sold in the mass-market and demonstrator-assisted channels, the Company’s products also compete with similar products sold in prestige department store channels, door-to-door or through mail-order or telemarketing by representatives of direct sales companies. The Company’s principal competitors include L’Oréal S.A., The Procter & Gamble Company and The Estée Lauder Companies Inc. (See Item 1A. Risk Factors — ‘‘Competition in the consumer products business could materially adversely affect the Company’s net sales and its market share’’).

Patents, Trademarks and Proprietary Technology

The Company’s major trademarks are registered in the U.S. and in well over 100 other countries, and the Company considers trademark protection to be very important to its business. Significant trademarks include Revlon, ColorStay, Revlon Age Defying with Botafirm, Super Lustrous, Almay, Mitchum, Flex, Charlie, Jean Naté, Moon Drops, Colorsilk, Frost & Glow, Revlon Custom Effects, Expert Effect, Skinlights, Eterna 27, Illuminance and, outside the U.S., Bozzano, Cutex, Gatineau and Ultima II. The Company regularly renews its important trademark registrations in the ordinary course of business if the applicable trademark remains in use.

The Company utilizes certain proprietary, patent pending or patented technologies in the formulation or manufacture of a number of the Company’s products, including, among others, ColorStay cosmetics, including ColorStay Soft & Smooth; classic Revlon nail enamel; Revlon Age Defying with Botafirm foundation and cosmetics; Revlon Fabulash mascara; Revlon Colorist haircolor; Almay Clear Complexion liquid foundation makeup; Almay Line Smoothing liquid foundation makeup; Almay One Coat cosmetics; Almay SmartShade makeup; Almay Nearly Naked makeup; and Mitchum Cool Dry anti-perspirant. The Company also protects certain of its packaging and component concepts through design patents. The Company considers its proprietary technology and patent protection to be important to its business.

The Company files patents on a continuing basis in the ordinary course of business on certain of the Company’s new technologies. Patents in the U.S. are effective for up to 20 years and international patents are generally effective for up to 20 years. The patents that the Company currently has in place expire at various times between 2008 and 2026 and the Company expects to continue to file patent applications on certain of its technologies in the ordinary course of business in the future.

Government Regulation

The Company is subject to regulation by the Federal Trade Commission (the ‘‘FTC’’) and the Food and Drug Administration (the ‘‘FDA’’) in the U.S., as well as various other federal, state, local and foreign regulatory authorities, including the European Commission in the European Union (‘‘EU’’). The Oxford, North Carolina manufacturing facility is registered with the FDA as a drug manufacturing establishment, permitting the manufacture of cosmetics that contain over-the-counter drug ingredients, such as sunscreens and antiperspirants. Compliance with federal, state, local and foreign laws and regulations pertaining to discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, a material effect upon the Company’s capital expenditures, earnings or competitive position. State and local regulations in the U.S. and regulations in the EU that are designed to protect consumers or the environment have an increasing influence on the Company’s product claims, ingredients and packaging.

Industry Segments, Foreign and Domestic Operations

The Company operates in a single segment. Certain geographic, financial and other information of the Company is set forth in the Consolidated Statements of Operations and Note 18 of the Notes to Consolidated Financial Statements of the Company.

Employees

As of December 31, 2006, the Company employed approximately 6,000 people. As of December 31, 2006, approximately 130 of such employees in the U.S. were covered by collective bargaining agreements. The Company believes that its employee relations are satisfactory. Although the Company has experienced minor work stoppages of limited duration in the past in the ordinary course of business, such work stoppages have not had a material effect on the Company’s results of operations or financial condition.

Available Information

The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information in the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file with the SEC at http://www.sec.gov.

Item 1A.    Risk Factors

In addition to the other information in this report, investors should consider carefully the following risk factors when evaluating the Company’s business.

Revlon, Inc. is a holding company with no business operations of its own and is dependent on its subsidiaries to pay certain expenses and dividends. In addition, shares of the capital stock of Products Corporation, Revlon, Inc.’s wholly-owned operating subsidiary, are pledged by Revlon, Inc. to secure obligations under the 2006 Credit Agreements.

Revlon, Inc. is a holding company with no business operations of its own. Revlon, Inc.’s only material asset is all of the outstanding capital stock of Products Corporation, Revlon, Inc.’s wholly-owned operating subsidiary, through which Revlon, Inc. conducts its business operations. As such, Revlon, Inc.’s net (loss) income has historically consisted predominantly of its equity in the net (loss) income of Products Corporation, which for 2006, 2005 and 2004 was approximately $(244.5) million, $(77.8) million and $(142.8) million, respectively, which excluded approximately $6.6 million, $7.6 million and $1.2 million, respectively, in expenses primarily related to Revlon, Inc. being a public holding company. Revlon, Inc. is dependent on the earnings and cash flow of, and dividends and distributions from, Products Corporation to pay Revlon, Inc.’s expenses incidental to being a public holding company. Products Corporation may not generate sufficient cash flow to pay dividends or distribute funds to Revlon, Inc. because, for example, Products Corporation may not generate sufficient cash or net income; state laws may restrict or prohibit Products Corporation from issuing dividends or making distributions unless Products Corporation has sufficient surplus or net profits, which Products Corporation may not have; or because contractual restrictions, including negative covenants contained in Products Corporation’s various debt instruments, may prohibit or limit such dividends or distributions.

The terms of the 2006 Credit Agreements, the 2004 Consolidated MacAndrews & Forbes Line of Credit and the indentures governing Products Corporation’s outstanding 9½% Senior Notes (as hereinafter defined) and 8 5/8% Senior Subordinated Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to make certain payments and pay expenses incidental to being a public holding company.

All of the shares of the capital stock of Products Corporation held by Revlon, Inc. are pledged to secure Revlon, Inc.’s guarantee of Products Corporation’s obligations under the 2006 Credit Agreements. A foreclosure upon the shares of Products Corporation’s common stock would result in Revlon, Inc. no longer holding its only material asset and would have a material adverse effect on the holders of Revlon, Inc.’s Common Stock and would be a change of control under other debt instruments of Products Corporation.

Products Corporation’s substantial indebtedness could adversely affect the Company’s operations and flexibility and Products Corporation’s ability to service its debt.

Products Corporation has a substantial amount of outstanding indebtedness. As of December 31, 2006, the Company’s total indebtedness was $1,511.4 million, primarily including $217.4 million aggregate principal amount outstanding of Products Corporation’s 8 5/8% Senior Subordinated Notes (which had $167.4 million aggregate principal amount outstanding at February 22, 2007), $386.9 million aggregate principal amount outstanding of Products Corporation’s 9½% Senior Notes, $840.0 million aggregate principal amount outstanding under the 2006 Term Loan Facility, and $57.5 million aggregate principal amount outstanding under the 2006 Revolving Credit Facility. In connection with the consummation of the $100 Million Rights Offering, as of February 22, 2007 total indebtedness was reduced to $1,418.1 million, as a result of Products Corporation’s redemption of $50.0 million in aggregate principal amount of its 8 5/8% Senior Subordinated Notes and the repayment of approximately $43.3 million under the 2006 Revolving Credit Facility, without any permanent reduction of that commitment. The Company has a history of net losses and if it is unable to achieve sustained profitability in future periods, it could adversely affect the Company’s operations and Products Corporation’s ability to service its debt.

The Company is subject to the risks normally associated with substantial indebtedness, including the risk that the Company’s operating revenues and the operating revenues of its subsidiaries will be insufficient to meet required payments of principal and interest, and the risk that Products Corporation will be unable to refinance existing indebtedness when it becomes due or that the terms of any such refinancing will be less favorable than the current terms of such indebtedness. Products Corporation’s substantial indebtedness could also:

•	limit the Company’s ability to fund (including by obtaining additional financing) the costs and expenses of the execution of the Company’s business strategy, future working capital, capital expenditures, advertising or promotional expenses, new product development costs, purchases and reconfiguration of wall displays, acquisitions, investments, restructuring programs and other general corporate requirements;

•	require the Company to dedicate a substantial portion of its cash flow from operations to payments on Products Corporation’s indebtedness, thereby reducing the availability of the Company’s cash flow for the execution of the Company’s business strategy and for other general corporate purposes;

•	place the Company at a competitive disadvantage compared to its competitors that have less debt;

•	limit the Company’s flexibility in responding to changes in its business and the industry in which it operates; and

•	make the Company more vulnerable in the event of adverse economic conditions or a downturn in its business.

Although agreements governing Products Corporation’s indebtedness, including the indentures governing Products Corporation’s outstanding 9½% Senior Notes and 8 5/8% Senior Subordinated Notes, the 2006 Credit Agreements and the agreement governing the 2004 Consolidated MacAndrews & Forbes Line of Credit, limit Products Corporation’s ability to borrow additional money, under certain circumstances Products Corporation is allowed to borrow a significant amount of additional money, some of which, in certain circumstances and subject to certain limitations, could be secured indebtedness.

Products Corporation’s ability to pay the principal of its indebtedness depends on many factors.

The 2004 Consolidated MacAndrews & Forbes Line of Credit expires in January 2008, the 8 5/8% Senior Subordinated Notes mature in February 2008, the 9½% Senior Notes mature in April 2011 and the 2006 Credit Agreements mature in January 2012. Products Corporation currently anticipates that, in order to pay the principal amount of its outstanding indebtedness upon the occurrence of any event of default, to repurchase its 9½% Senior Notes and 8 5/8% Senior Subordinated Notes if a change of control occurs or in the event that Products Corporation’s cash flows from operations are insufficient to allow it to pay the principal amount of its indebtedness at maturity, the Company may be required to refinance Products Corporation’s indebtedness, seek to sell assets or operations or seek additional capital contributions or loans from MacAndrews & Forbes, Revlon, Inc. or from the Company’s other affiliates or third parties. Revlon, Inc. is a public holding company and has no business operations of its own, and Revlon, Inc.’s only material asset is the capital stock of Products Corporation. None of the Company’s affiliates are required to make any capital contributions, loans or other payments to Products Corporation regarding its obligations on its indebtedness. Products Corporation may not be able to pay the principal amount of its indebtedness if it took any of the above actions because, under certain circumstances, the indentures governing Products Corporation’s outstanding 9½% Senior Notes and 8 5/8% Senior Subordinated Notes or any of its other debt instruments (including the 2006 Credit Agreements and the 2004 Consolidated MacAndrews & Forbes Line of Credit) or the debt instruments of Products Corporation’s subsidiaries then in effect may not permit the Company to take such actions. (See ‘‘Restrictions and covenants in Products Corporation’s debt agreements limit its ability to take certain actions and impose consequences in the event of failure to comply’’).

Restrictions and covenants in Products Corporation’s debt agreements limit its ability to take certain actions and impose consequences in the event of failure to comply.

Agreements governing Products Corporation’s indebtedness, including the 2006 Credit Agreements, the agreement governing the 2004 Consolidated MacAndrews & Forbes Line of Credit and the indentures governing Products Corporation’s outstanding 9½% Senior Notes and 8 5/8% Senior Subordinated Notes, contain a number of significant restrictions and covenants that limit Products Corporation’s ability and its subsidiaries’ ability, among other things (subject in each case to limited exceptions), to:

•	borrow money;

•	use assets as security in other borrowings or transactions;

•	pay dividends on stock or purchase stock;

•	sell assets;

•	enter into certain transactions with affiliates; and

•	make certain investments.

In addition, the 2006 Credit Agreements contain financial covenants limiting Products Corporation’s senior secured debt-to-EBITDA ratio (in the case of the 2006 Term Loan Agreement) and, under certain circumstances, requiring Products Corporation to maintain a minimum consolidated fixed charge coverage ratio (in the case of the 2006 Revolving Credit Agreement). These covenants affect Products Corporation’s operating flexibility by, among other things, restricting its ability to incur expenses and indebtedness that could be used to fund the costs of executing the Company’s business strategy and to grow the Company’s business, as well as to fund general corporate purposes.

The breach of certain covenants contained in the 2006 Credit Agreements would permit Products Corporation’s lenders to accelerate amounts outstanding under the 2006 Credit Agreements, which would in turn constitute an event of default under the 2004 Consolidated MacAndrews & Forbes Line of Credit and the indentures governing Products Corporation’s outstanding 9½% Senior Notes and 8 5/8% Senior Subordinated Notes, if the amount accelerated exceeds $25.0 million and such default remains uncured for 10 days following notice from MacAndrews & Forbes with respect to the 2004 Consolidated MacAndrews & Forbes Line of Credit or the trustee or holders of the applicable percentage under the applicable indenture.

In addition, holders of Products Corporation’s outstanding 9½% Senior Notes and 8 5/8% Senior Subordinated Notes may require Products Corporation to repurchase their respective notes in the event of a change of control under the applicable indenture. (See ‘‘Products Corporation’s ability to pay the principal of its indebtedness depends on many factors’’). Products Corporation may not have sufficient funds at the time of any such breach of any such covenant or change of control to repay in full the borrowings under the 2006 Credit Agreements, or to repurchase or redeem its outstanding 9½% Senior Notes and/or 8 5/8% Senior Subordinated Notes.

Events beyond the Company’s control, such as decreased consumer spending in response to weak economic conditions or weakness in the mass-market cosmetics category; adverse changes in currency; decreased sales of the Company’s products as a result of increased competitive activities from the Company’s competitors; changes in consumer purchasing habits, including with respect to shopping channels; retailer inventory management; retailer space reconfigurations; less than anticipated results from the Company’s existing or new products or from its advertising and/or marketing plans; or if the Company’s expenses, including, without limitation, for returns related to any reduction of retail space or product discontinuances, exceed the anticipated level of expenses, could impair the Company’s operating performance, which could affect Products Corporation’s ability and that of its subsidiaries to comply with the terms of Products Corporation’s debt instruments.

Under such circumstances, Products Corporation and its subsidiaries may be unable to comply with the provisions of Products Corporation’s debt instruments, including the financial covenants in the 2006 Credit Agreements. If Products Corporation is unable to satisfy such covenants or other provisions at any future time, Products Corporation would need to seek an amendment or waiver of such financial covenants or other provisions. The respective lenders under the 2006 Credit Agreements may not consent to any amendment or waiver requests that Products Corporation may make in the future, and, if they do consent, they may not do so on terms which are favorable to it and Revlon, Inc.

In the event that Products Corporation was unable to obtain such a waiver or amendment and it was not able to refinance or repay its debt instruments, Products Corporation’s inability to meet the financial covenants or other provisions would constitute an event of default under its debt instruments, including the 2006 Credit Agreements, which would permit the bank lenders to accelerate the 2006 Credit Agreements, which in turn would constitute an event of default under the 2004 Consolidated MacAndrews & Forbes Line of Credit and the indentures governing Products Corporation’s outstanding 9½% Senior Notes and 8 5/8% Senior Subordinated Notes, if the amount accelerated exceeds $25.0 million and such default remains uncured for 10 days following notice from MacAndrews & Forbes with respect to the 2004 Consolidated MacAndrews & Forbes Line of Credit or the trustee under the applicable indenture.

Products Corporation’s assets and/or cash flow and/or that of Products Corporation’s subsidiaries may not be sufficient to repay fully borrowings under the outstanding debt instruments, either upon maturity or if accelerated upon an event of default, and if Products Corporation was required to repurchase its outstanding 9½% Senior Notes and/or 8 5/8% Senior Subordinated Notes upon a change of control, Products Corporation may be unable to refinance or restructure the payments on such debt. Further, if Products Corporation was unable to repay, refinance or restructure its indebtedness under the 2006 Credit Agreements, the lenders could proceed against the collateral securing that indebtedness.

Limits on Products Corporation’s borrowing capacity under the 2006 Revolving Credit Facility may affect the Company’s ability to finance its operations.

While the 2006 Revolving Credit Facility currently provides for up to $160.0 million of commitments, Products Corporation’s ability to borrow funds under this facility is limited by a borrowing base determined relative to the value, from time to time, of eligible accounts receivable and eligible inventory in the U.S. and the U.K. and eligible real property and equipment in the U.S.

If the value of these eligible assets is not sufficient to support the full $160.0 million borrowing base, Products Corporation will not have full access to the 2006 Revolving Credit Facility but rather could have access to a lesser amount determined by the borrowing base. Further, if Products Corporation borrows funds under this facility, subsequent changes in the value or eligibility of the assets could cause Products Corporation to be required to pay down the amounts outstanding so that there is no amount outstanding in excess of the then-existing borrowing base.

Products Corporation’s ability to make borrowings under the 2006 Revolving Credit Facility is also conditioned upon its compliance with other covenants in the 2006 Revolving Credit Agreement, including a fixed charge coverage ratio that applies when the excess borrowing base is less than $20.0 million. Because of these limitations, Products Corporation may not always be able to meet its cash requirements with funds borrowed under the 2006 Revolving Credit Facility, which could have a material adverse effect on the Company’s business, results of operations or financial condition.

At February 28, 2007, the 2006 Term Loan Facility was fully drawn, and availability under the 2006 Revolving Credit Facility, based upon the calculated borrowing base less approximately $15.1 million of outstanding letters of credit, was approximately $134.4 million, as the 2006 Revolving Credit Facility was undrawn at such date.

A substantial portion of Products Corporation’s indebtedness is subject to floating interest rates.

A substantial portion of Products Corporation’s indebtedness, including all indebtedness under the 2006 Credit Agreements, is subject to floating interest rates, which makes the Company more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates or a downturn in the Company’s business. As of December 31, 2006, $906.4 million of Products Corporation’s total indebtedness was subject to floating interest rates.

Under the 2006 Term Loan Facility, loans bear interest, at Products Corporation’s option, at either the Eurodollar Rate plus 4.00% per annum, which is based upon LIBOR, or the Alternate Base Rate (as defined in the 2006 Term Loan Agreement) plus 3.00% per annum, which Alternate Base Rate is based on the greater of Citibank, N.A.’s announced base rate and the U.S. federal fund rate plus 0.5%. Borrowings under the 2006 Revolving Credit Facility (other than loans in foreign currencies) bear interest at a rate equal to, at Products Corporation’s option, either (i) the Eurodollar Rate plus 2.00% per annum or (ii) the Alternate Base Rate (as defined in the 2006 Revolving Credit Agreement) plus 1.00% per annum. Loans in foreign currencies bear interest in certain limited circumstances, or if mutually acceptable to Products Corporation and the relevant foreign lenders, at the Local Rate, and otherwise at the Eurocurrency Rate (as each such term is defined in the 2006 Revolving Credit Agreement), in each case plus 2.00%.

If any of LIBOR, the base rate, the U.S. federal funds rate or such equivalent local currency rate increases, the Company’s debt service costs will increase to the extent that Products Corporation has elected such rates for its outstanding loans.

Based on the amounts outstanding under the 2006 Credit Agreements and other short-term borrowings (which, in the aggregate, is Products Corporation’s only debt currently subject to floating interest rates) as of December 31, 2006, an increase in LIBOR of 1% would increase the Company’s annual interest expense by approximately $9.2 million. Increased debt service costs would adversely affect the Company’s cash flow. While Products Corporation may enter into various interest hedging contracts, it may not be able to do so on a cost-effective basis, any hedging transactions it might enter into may not achieve their intended purpose and shifts in interest rates may have a material adverse effect on the Company.

The Company depends on its Oxford, North Carolina facility for production of a substantial portion of its products. Disruptions to this facility could affect the Company’s sales and financial condition.

A substantial portion of the Company’s products are produced at its Oxford, North Carolina facility. Significant unscheduled downtime at this facility due to equipment breakdowns, power failures, natural disasters, weather conditions hampering delivery schedules or other disruptions, including those caused by transitioning manufacturing from other facilities to the Company’s Oxford, North Carolina facility, or any other cause could adversely affect the Company’s ability to provide products to its customers, which would affect the Company’s sales and financial condition. Additionally, if product sales exceed forecasts, the Company could, from time to time, not have an adequate supply of products to meet customer demands, which could cause the Company to lose sales.

The Company’s new product introductions may not be as successful as the Company anticipates in furthering its growth objectives.

The Company has a cross-functional product development process intended to optimize the Company’s ability to regularly bring to market its new product offerings and to ensure that the Company has products in key categories under its various brands. Each new product launch carries risks, as well as the possibility of unexpected consequences, including:

•	the acceptance of the new product launches by, and sales of such new products to, the Company’s retail customers may not be as high as the Company anticipates;

•	the Company’s advertising and marketing strategies for its new products may be less effective than planned and may fail to effectively reach the targeted consumer base or engender the desired consumption;

•	the rate of purchases by the Company’s consumers may not be as high as the Company anticipates;

•	the Company’s wall displays to showcase the new products may fail to achieve their intended effects;

•	the Company may experience out-of-stocks and/or product returns exceeding its expectations as a result of its new product launches;

•	the Company may incur costs exceeding its expectations as a result of the continued development and launch of new products, including, for example, advertising and promotional expenses, sales return expenses or other costs, including trade support, related to launching new products;

•	the Company may experience a decrease in sales of certain of the Company’s existing products as a result of newly-launched products;

•	the Company’s product pricing strategies for new product launches may not be accepted by its retail customers and/or its consumers, which may result in the Company’s sales being less than it anticipates; and

•	any delays or difficulties impacting the Company’s ability, or the ability of the Company’s suppliers to timely manufacture, distribute and ship products, displays or display walls in connection with launching new products, such as inclement weather conditions or those delays or difficulties discussed under ‘‘— The Company depends on its Oxford, North Carolina facility for production of a substantial portion of its products. Disruptions to this facility could affect the Company’s sales and financial condition,’’ could affect the Company’s ability to ship and deliver products to meet its retail customers’ reset deadlines.

Each of the risks referred to above could delay or impede the Company’s ability to achieve its sales objectives, which could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company has implemented the February 2006 organizational realignment and the September 2006 organizational streamlining initiatives which may affect employee morale and retention.

The Company implemented the February 2006 organizational realignment and the September 2006 organizational streamlining initiatives which have resulted in significant reductions in administrative expenses principally by consolidating responsibilities in certain related functions; reducing layers of management to increase accountability and effectiveness; streamlining support functions to reflect the new organizational structure; eliminating certain senior executive positions; and consolidating various facilities. While these changes are designed to streamline internal processes, provide greater empowerment and accountability to employees and to enable the Company to continue to be more effective and efficient in meeting the needs of its consumers and retail customers, operating in this leaner environment could affect employee morale and retention.

The Company’s ability to service its debt and meet its cash requirements depends on many factors, including achieving anticipated levels of revenue and expenses. If such levels prove to be other than as anticipated, the Company may be unable to meet its cash requirements or Products Corporation may be unable to meet the requirements of the financial covenants under the 2006 Credit Agreements, which could have a material adverse effect on the Company’s business.

The Company currently expects that operating revenues, cash on hand, and funds available for borrowing under the 2006 Revolving Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2007, including cash requirements in connection with the Company’s operations, the execution of the Company’s business strategy, Products Corporation’s debt service requirements for 2007, the February 2006 organizational realignment, the September 2006 organizational streamlining and prior programs and regularly scheduled pension and post-retirement benefit plan contributions.

If the Company’s anticipated level of revenue is not achieved, however, because of, for example, decreased consumer spending in response to weak economic conditions or weakness in the mass-market cosmetics category; adverse changes in currency; decreased sales of the Company’s products as a result of increased competitive activities from the Company’s competitors; changes in consumer purchasing habits, including with respect to shopping channels; retailer inventory management; retailer space reconfigurations; less than anticipated results from the Company’s existing or new products or from its advertising and/or marketing plans; or if the Company’s expenses, including, without limitation, for advertising and promotions or for returns related to any reduction of retail space or product discontinuances, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet its cash requirements. In addition, such developments, if significant, could reduce the Company’s revenues and could adversely affect Products Corporation’s ability to comply with certain financial covenants under the 2006 Credit Agreements. If operating revenues, cash on hand, and funds available for borrowing are insufficient to cover the Company’s expenses or are insufficient to enable Products Corporation to comply with the financial covenants under the 2006 Credit Agreements, the Company could be required to adopt one or more alternatives listed below. For example, the Company could be required to:

•	delay the implementation of or revise certain aspects of the Company’s business strategy;

•	reduce or delay purchases of wall displays or advertising or promotional expenses;

•	reduce or delay capital spending;

•	restructure Products Corporation’s indebtedness;

•	sell assets or operations;

•	delay, reduce or revise the Company’s restructuring plans;

•	seek additional capital contributions or loans from MacAndrews & Forbes, Revlon, Inc., the Company’s other affiliates and/or third parties;

•	sell additional debt securities of Products Corporation; or

•	reduce other discretionary spending.

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

Such actions, if ever taken, may not enable the Company to satisfy its cash requirements or enable Products Corporation to comply with the financial covenants under the 2006 Credit Agreements if the actions do not result in savings or generate a sufficient amount of additional capital, as the case may be.

The Company depends on a limited number of customers for a large portion of its net sales and the loss of one or more of these customers could reduce the Company’s net sales.

For 2006, 2005 and 2004, Wal-Mart, Inc. and its affiliates accounted for approximately 23%, 24%, and 21%, respectively, of the Company’s worldwide net sales. The Company expects that for 2007 and future periods, Wal-Mart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company’s net sales. As is customary in the consumer products industry, none of the Company’s customers is under an obligation to continue purchasing products from the Company in the future.

The loss of Wal-Mart or one or more of the Company’s other customers that may account for a significant portion of the Company’s net sales, or any significant decrease in sales to these customers or any significant decrease in the Company’s retail display space in any of these customers’ stores, could reduce the Company’s net sales and therefore could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company may be unable to increase its sales through the Company’s primary distribution channels.

Although the U.S. mass-market for color cosmetics advanced 4.2% for the year ended December 31, 2006, as compared with 2005, and increased by approximately 3.2% in 2005 from 2004, it declined by approximately 0.6% in 2004 from 2003. In the U.S., mass volume retailers and chain drug and food stores currently are the primary distribution channels for the Company’s products. Additionally, other channels, including department stores, door-to-door and the internet, combined account for a significant amount of sales of cosmetics and beauty care products. A decrease in consumer demand in the U.S. mass-market for color cosmetics, retailer inventory management and/or a change in consumers’ purchasing habits, such as by buying more cosmetics and beauty care products in channels in which the Company does not currently compete, could cause the Company to be unable to increase sales of its products through these distribution channels, which could reduce the Company’s net sales and therefore have a material adverse effect on the Company’s business, financial condition and results of operations.

Competition in the consumer products business could materially adversely affect the Company’s net sales and its market share.

The consumer products business is highly competitive. The Company competes primarily on the basis of:

•	developing quality products with innovative performance features, shades, finishes and packaging;

•	educating consumers on the Company’s product benefits;

•	anticipating and responding to changing consumer demands in a timely manner, including the timing of new product introductions and line extensions;

•	offering attractively priced products, relative to the product benefits provided;

•	maintaining favorable brand recognition;

•	generating competitive margins and inventory turns for the Company’s retail customers by providing market-right products and executing effective pricing, incentive and promotion programs;

•	ensuring product availability through effective planning and replenishment collaboration with retailers;

•	providing strong and effective advertising, marketing, promotion and merchandising support;

•	maintaining an effective sales force; and

•	obtaining and retaining sufficient retail floor space, optimal in-store positioning and effective presentation of the Company’s products at retail.

An increase in the amount of competition that the Company faces could have a material adverse effect on its market share and revenues. The Company experienced declines in its market share in the U.S. mass-market in color cosmetics from the end of the first half of 1998 through the first half of 2002, including a decline in the Company’s combined color cosmetics market share from approximately 32% in the second quarter of 1998 to approximately 22% in the second quarter of 2002. From the second half of 2002 through 2006, the Company’s U.S. mass-market share in color cosmetics stabilized, and the Company achieved a combined U.S. color cosmetics mass-market share of 21.5% for 2006 (before giving effect to the discontinuance of the Vital Radiance brand in September 2006, which had a 1.2% market share for 2006). The Revlon brand registered a U.S. mass-market share of 14.1% for 2006, compared to 15.4% for 2005 due, in part, to the fact that the Company concentrated much of its brand investment behind the launch of Vital Radiance and the complete relaunch of its Almay brand, while the Almay brand was unchanged at 6.2% for 2006 and 2005. It is possible that declines in the Company’s market share could occur in the future.

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

Additionally, the Company’s major retail customers periodically assess the allocation of retail shelf space among competitors and in the course of doing so could elect to reduce the shelf space allocated to the Company’s products, if, for example, the Company’s marketing strategies for its new and/or existing products are less effective than planned, fail to effectively reach the targeted consumer base or engender the desired consumption; and/or the rate of purchases by the Company’s consumers are not as high as the Company anticipates. Any significant loss of shelf space could have an adverse effect on the Company’s business, financial condition and results of operations.

The Company’s foreign operations are subject to a variety of social, political and economic risks and may be affected by foreign currency fluctuation, which could adversely affect the results of the Company’s operations and the value of its foreign assets.

As of December 31, 2006, the Company had operations based in 15 foreign countries and its products were sold in over 100 countries. The Company is exposed to the risk of changes in social, political and economic conditions inherent in operating in foreign countries, including those in Asia, Eastern Europe, Latin America and South Africa, which could adversely affect the Company’s business, results of operations and financial condition. Such changes include changes in the laws and policies that govern foreign investment in countries where the Company has operations, changes in consumer purchasing habits including as to shopping channels, as well as, to a lesser extent, changes in U.S. laws and regulations relating to foreign trade and investment.

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

The Company’s net sales outside of the U.S. for the years ended December 31, 2006, 2005 and 2004 were approximately 43%, 41% and 39% of the Company’s total consolidated net sales, respectively. In addition, changes in the value of relevant currencies may affect the cost of certain items and materials required in the Company’s operations.

Products Corporation enters into forward foreign exchange contracts to hedge certain cash flows denominated in foreign currency. At December 31, 2006, the notional amount of Products Corporation’s foreign currency forward exchange contracts was $42.5 million. The hedges Products Corporation enters into may not adequately protect against currency fluctuations.

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

Shares of Revlon, Inc. Class A Common Stock and Products Corporation’s capital stock are pledged to secure various of Revlon, Inc.’s and/or other of the Company’s affiliates’ obligations and foreclosure upon these shares or dispositions of shares could result in the acceleration of debt under the 2006 Credit Agreements and could have other consequences.

All of Products Corporation’s shares of common stock are pledged to secure Revlon, Inc.’s guarantee under the 2006 Credit Agreements. As of December 31, 2006, there were 2,325,291 shares of Revlon, Inc.’s Class A Common Stock pledged by REV Holdings LLC, a Delaware limited liability company (‘‘REV Holdings’’), to secure $18.5 million principal amount of REV Holdings’ 13% Senior Secured Notes due 2007. However, such pledged shares were released when the 13% Senior Secured Notes were redeemed in January 2007. MacAndrews & Forbes has advised the Company that it has pledged additional shares of Revlon, Inc.’s Class A Common Stock to secure other obligations. Additional shares of Revlon, Inc. and shares of common stock of intermediate holding companies between Revlon, Inc. and MacAndrews & Forbes may from time to time be pledged to secure obligations of MacAndrews & Forbes. A default under any of these obligations that are secured by the pledged shares could cause a foreclosure with respect to such shares of Revlon, Inc.’s Class A Common Stock, Products Corporation’s common stock or stock of intermediate holding companies.

A foreclosure upon any such shares of common stock or dispositions of shares of Revlon, Inc.’s Class A Common Stock, Products Corporation’s common stock or stock of intermediate holding companies beneficially owned by MacAndrews & Forbes could, in a sufficient amount, constitute a ‘‘change of control’’ under the 2006 Credit Agreements, the 2004 Consolidated MacAndrews & Forbes Line of Credit and the indentures governing the 9½% Senior Notes and the 8 5/8% Senior Subordinated Notes. A change of control constitutes an event of default under the 2006 Credit Agreements, which would permit Products Corporation’s lenders to accelerate amounts outstanding under the 2006 Credit Facilities. In addition, holders of the 9½% Senior Notes and the 8 5/8% Senior Subordinated Notes may require Products Corporation to repurchase their respective notes under those circumstances.

Products Corporation may not have sufficient funds at the time of any such change of control to repay in full the borrowings under the 2006 Credit Facilities or to repurchase or redeem the 9½% Senior Notes and/or the 8 5/8% Senior Subordinated Notes. (See ‘‘The Company’s ability to service its debt and meet its cash requirements depends on many factors, including achieving anticipated levels of revenue growth and expenses. If such levels prove to be other than as anticipated, the Company may be unable to meet its cash requirements or Products Corporation may be unable to meet the requirements of the financial covenants under the 2006 Credit Agreements, which could have a material adverse effect on the Company’s business’’).

MacAndrews & Forbes has the power to direct and control the Company’s business.

MacAndrews & Forbes is wholly-owned by Ronald O. Perelman. Mr. Perelman, directly and through MacAndrews & Forbes, beneficially owned, at December 31, 2006, approximately 60% of Revlon, Inc.’s outstanding Common Stock. Mr. Perelman, directly and through MacAndrews & Forbes, at December 31, 2006, controlled approximately 76% of the combined voting power of Revlon, Inc.’s Common Stock. As a result, MacAndrews & Forbes is able to control the election of the entire Board of Directors of Revlon, Inc. and of Products Corporation and controls the vote on all matters submitted to a vote of Revlon, Inc.’s and Products Corporation’s stockholders, including the approval of mergers, consolidations, sales of some, all or substantially all of Revlon, Inc.’s or Products Corporation’s assets, issuances of capital stock and similar transactions. See ‘‘Recent Developments’’ regarding MacAndrews & Forbes ownership of Revlon, Inc.’s Common Stock following the $100 Million Rights Offering.

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

The following table sets forth as of December 31, 2006 the Company’s major manufacturing, research and warehouse/distribution facilities, all of which are owned except where otherwise noted.

Location	Use	Approximate Floor Space Sq. Ft.
Oxford, North Carolina	Manufacturing, warehousing, distribution and office (a)	1,012,000
Edison, New Jersey	Research and office (leased)	123,000
Mexico City, Mexico	Manufacturing, distribution and office	150,000
Caracas, Venezuela	Manufacturing, distribution and office	145,000
Mississauga, Canada	Warehousing, distribution and office (leased) (b)	195,000
Rietfontein, South Africa	Warehousing, distribution and office (leased)	120,000
Canberra, Australia	Warehousing, distribution and office (leased)	125,000
Isando, South Africa	Manufacturing, warehousing, distribution and office	94,000
Stone, United Kingdom	Warehousing and distribution (leased)	92,000

(a)	Property subject to liens under the 2006 Credit Agreements.

(b)	The Company expects to complete the transition into the Mississauga facility from its existing Canadian facility by approximately July 2007.

In addition to the facilities described above, the Company owns and leases additional facilities in various areas throughout the world, including the lease for the Company’s executive offices in New York, New York (approximately 153,800 square feet as of December 31, 2006 and 76,500 square feet as of March 1, 2007). As part of the September 2006 organizational streamlining, the Company has agreed to cancel its lease and modify its sublease of its New York City headquarters space, including vacating 23,000 square feet in December 2006 and 77,300 square feet which the Company will vacate during the first quarter of 2007. Management considers the Company’s facilities to be well-maintained and satisfactory for the Company’s operations, and believes that the Company’s facilities and third party contractual supplier arrangements provide sufficient capacity for its current and expected production requirements.

Item 3.    Legal Proceedings

The Company is involved in various routine legal proceedings incident to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the Company’s business or its consolidated financial condition.

Item 4.    Submission of Matters to a Vote of Security Holders

Intentionally omitted in accordance with General Instruction I of Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Revlon, Inc. beneficially owns all of the 5,260 outstanding shares of Products Corporation’s common stock, par value $1.00 per share. MacAndrews & Forbes, which is wholly-owned by Ronald O. Perelman, at December 31, 2006 beneficially owned (i) 217,444,170 shares of Revlon, Inc.’s Class A Common Stock (20,819,333 of which were owned by REV Holdings, 193,589,837 of which were beneficially owned by MacAndrews & Forbes and 3,035,000 of which were owned directly by Mr. Perelman) and (ii) all of the outstanding 31,250,000 shares of Class B Common Stock of Revlon, Inc.

Based on the shares referenced in clauses (i) and (ii) above, and including Mr. Perelman’s vested stock options, Mr. Perelman, directly and indirectly, through MacAndrews & Forbes, at December 31, 2006, beneficially owned approximately 57% of Revlon, Inc.’s Class A Common Stock, 100% of Revlon, Inc.’s Class B Common Stock, together representing approximately 60% of Revlon, Inc.’s outstanding shares of Common Stock and approximately 76% of the combined voting power of the outstanding shares of Revlon, Inc.’s Common Stock. The remaining 164,006,675 shares of Revlon, Inc.’s Class A Common Stock outstanding at December 31, 2006 were owned by the public. See ‘‘Recent Developments’’ regarding additional shares of Revlon, Inc.’s Class A Common Stock issued in connection with the $100 Million Rights Offering.

Revlon, Inc.’s Class A Common Stock is listed and traded on the New York Stock Exchange (the ‘‘NYSE’’). There is no established market for Products Corporation’s common stock. No cash dividends were declared or paid during 2006 by Products Corporation to Revlon, Inc. or by Revlon, Inc. on Revlon, Inc.’s Common Stock. The terms of the 2006 Credit Agreements, the 2004 Consolidated MacAndrews & Forbes Line of Credit, the 8 5/8% Senior Subordinated Notes and the 9½% Senior Notes currently restrict the ability of Products Corporation to pay dividends or make distributions to Revlon, Inc., except in limited circumstances.

Item 6.	Selected Financial Data

The Consolidated Statements of Operations Data for each of the years in the five-year period ended December 31, 2006 and the Balance Sheet Data as of December 31, 2006, 2005, 2004, 2003 and 2002 are derived from the Company’s Consolidated Financial Statements, which have been audited by KPMG LLP, an independent registered public accounting firm. The Selected Consolidated Financial Data should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes to the Consolidated Financial Statements and ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’.

	Year Ended December 31, (in millions)
	2006(a)	2005(b)		2004		2003(c)	2002(c)
Statement of Operations Data:
Net sales	$1,331.4	$1,332.3		$1,297.2		$1,299.3	$1,119.4
Gross profit(d)	785.9	824.2		811.9		798.2	615.7
Selling, general and administrative expenses	802.1	750.2		716.4		769.7	711.1
Restructuring costs and other, net(e)	27.4	1.5		5.8		6.0	13.6
Operating income (loss)	(43.6)	72.5		89.7		22.5	(109.0)
Interest Expense	148.8	130.0		130.8		174.5	159.0
Loss on early extinguishment of debt	23.5	9.0	(f)	90.7	(g)	—	—
Loss from continuing operations	(244.5)	(77.8)		(142.8)		(154.0)	(281.8)

	Year Ended December 31, (in millions)
	2006(a)	2005(b)	2004	2003(c)	2002(c)
Balance Sheet Data:
Total assets	$944.0	$1,048.4	$998.6	$890.7	$932.0
Total indebtedness	1,511.4	1,422.4	1,355.3	1,897.5	1,775.1
Total stockholder’s deficiency	(1,217.6)	(1,091.2)	(1,021.8)	(1,727.2)	(1,639.9)

(a)	Results for 2006 include charges of $9.4 million in connection with the departure of Mr. Jack Stahl, the Company’s former President and Chief Executive Officer, in September 2006 (including $6.2 million for severance and related costs and $3.2 million for the accelerated amortization of Mr. Stahl’s unvested options and unvested restricted stock), $60.4 million in connection with the discontinuance of the Vital Radiance brand and restructuring charges of approximately $27.6 million in connection with the February 2006 organizational realignment and the September 2006 organizational streamlining.

(b)	Results for 2005 include expenses of approximately $44 million in incremental returns and allowances and approximately $7 million in accelerated amortization cost of certain permanent displays related to the launch of Vital Radiance and the complete re-stage of the Almay brand.

(c)	Results for 2003 and 2002 include expenses of approximately $31.0 million in 2003 and approximately $104.0 million in 2002 related to the accelerated implementation of the stabilization and growth phase of the Company’s prior plan.

(d)	In connection with the Company’s restructuring activities described in note (e) below, through 2002 the Company incurred additional costs associated with the consolidation of its Phoenix and Canada facilities and its worldwide operations. The Company recorded $1.5 million and $38.2 million of such costs for the years ended December 31, 2002 and 2001, respectively, in cost of sales.

(e)	In 2000, the Company initiated a new restructuring program (the ‘‘2000 restructuring program’’), to improve profitability by reducing personnel and consolidating manufacturing facilities. The 2000 restructuring program focused on closing manufacturing operations in Phoenix, Arizona and Mississauga, Canada and consolidating production into the Company’s plant in Oxford, North Carolina. The 2000 restructuring program also included the remaining obligation for excess leased real estate at the Company’s prior headquarters, consolidation costs associated with closing the Company’s facility in New Zealand and the elimination of several domestic and international executive and operational positions, each of which was effected to reduce and streamline corporate overhead costs. Restructuring expenses incurred through 2005 were with respect to the 2000 restructuring program, the continued consolidation of the Company’s worldwide operations or one-time restructuring events, including employee severance costs.

(f)	The loss on early extinguishment of debt for 2005 includes: (i) a $5.0 million prepayment fee related to the prepayment in March 2005 of $100.0 million of indebtedness outstanding under the 2004 Term Loan Facility of the 2004 Credit Agreement with a portion of the proceeds from the issuance of Products Corporation’s Original 9½% Senior Notes and (ii) the aggregate $1.5 million loss on the redemption of Products Corporation’s 8 1/8% Senior Notes and 9% Senior Notes (each as hereinafter defined) in April 2005, as well as the write-off of the portion of deferred financing costs related to such prepaid amount.

(g)	Represents the loss on the exchange of equity for certain indebtedness in the Revlon Exchange Transactions (as defined in Note 8 to the Consolidated Financial Statements) and fees, expenses, premiums and the write-off of deferred financing costs related to the Revlon Exchange Transactions, the tender for and redemption of the 12% Senior Secured Notes (as defined in Note 8 to the Consolidated Financial Statements) (including the applicable premium) and the repayment of the 2001 Credit Agreement (as defined in Note 8 to the Consolidated Financial Statements). (See Note 8 to the Consolidated Financial Statements).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Overview of the Business

The Company is providing this overview in accordance with the SEC’s December 2003 interpretive guidance regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revlon Consumer Products Corporation (‘‘Products Corporation’’ and together with its subsidiaries, the ‘‘Company’’) is a direct wholly-owned operating subsidiary of Revlon, Inc., which is a direct and indirect majority-owned subsidiary of MacAndrews & Forbes Holdings Inc. (‘‘MacAndrews & Forbes Holdings’’ and together with certain of its affiliates other than the Company, ‘‘MacAndrews & Forbes’’), a corporation wholly-owned by Ronald O. Perelman.

The Company manufactures, markets and sells an extensive array of cosmetics, skincare, fragrances, beauty tools, hair color and personal care products. The Company is one of the world’s leading mass-market cosmetics companies. The Company believes that its global brand name recognition, product quality and marketing experience have enabled it to create one of the strongest consumer brand franchises in the world.

The Company’s products are sold worldwide and marketed under such brand names as Revlon, ColorStay, Fabulash, Super Lustrous and Revlon Age Defying makeup with Botafirm, as well as the completely-restaged Almay brand, including the Company’s Almay Intense i-Color collection, in cosmetics; Almay, Ultima II and Gatineau in skincare; Charlie and Jean Naté in fragrances; Revlon and Expert Effect in beauty tools; Colorsilk and Colorist in hair color; and Mitchum, Flex and Bozzano in personal care products.

The Company’s principal customers include mass volume retailers and chain drug stores in the U.S., as well as certain department stores and other specialty stores, such as perfumeries outside the U.S. The Company also sells beauty products to U.S. military exchanges and commissaries and has a licensing business pursuant to which the Company licenses certain of its key brand names to third parties for complimentary beauty-related products and accessories.

The Company was founded by Charles Revson, who revolutionized the cosmetics industry by introducing nail enamels matched to lipsticks in fashion colors over 70 years ago. Today, the Company has leading market positions in a number of its principal product categories in the U.S. mass-market distribution channel, including the lip, eye, face makeup and nail enamel categories. The Company also has leading market positions in several product categories in certain markets outside of the U.S., including Australia, Canada and South Africa. The Company’s products are sold in more than 100 countries across six continents.

Overview of the Company’s Strategy

The Company’s business strategy includes:

•	Building and leveraging our strong brands: We intend to build and leverage our brands, particularly the Revlon brand, across the categories in which we compete. In addition to Revlon and Almay brand color cosmetics, we plan to drive growth in other beauty care categories, including women’s hair color, beauty tools, fragrance and antiperspirants and deodorants.

•	Improving the execution of our strategies and plans and providing for continued improvement in organizational capability through enabling and developing our employees. We intend to continue to build organizational capability primarily through a focus on recruitment and retention of skilled people, providing opportunities for professional development and expanded responsibilities and roles and rewarding our employees for success.

•	Continuing to strengthen our international business. We plan to leverage worldwide our U.S. — based marketing, research and development and new product development. In addition, in our international business, we plan to focus on our well-established, strong national and multi-national brands, investing at appropriate competitive levels, controlling spending and working capital and optimizing the supply chain and cost structure.

•	Improving our operating profit margins and cash flow. We plan to capitalize on what we believe are significant opportunities to improve our operating margins and cash flow over time. The key areas of our focus will continue to be reducing sales returns, costs of goods sold, general and administrative expenses and improving working capital management.

•	Continuing to improve our capital structure. We plan to continue to take advantage of opportunities to reduce and refinance our debt, including, without limitation, refinancing the remaining balance of Products Corporation’s 8 5/8% Senior Subordinated Notes due on February 1, 2008.

In September 2006, Revlon, Inc. announced that Mr. Stahl, the Company’s former President and Chief Executive Officer, was leaving the Company and that its Board of Directors elected David Kennedy as a Director and as President and Chief Executive Officer. Mr. Kennedy previously served as Revlon, Inc.’s Executive Vice President, Chief Financial Officer and Treasurer, and prior to that as the Company’s Executive Vice President and President of Revlon, Inc.’s international operations. Revlon, Inc. also announced in September 2006 the discontinuance of its Vital Radiance brand, which did not maintain an economically feasible retail platform for future growth. In connection with these events, during 2006 the

Company incurred charges, respectively, of $9.4 million in connection with the Mr. Stahl’s departure (including $6.2 million for severance and related costs and $3.2 million for the accelerated amortization of Mr. Stahl’s unvested options and unvested restricted stock), $60.4 million in connection with the discontinuance of the Vital Radiance brand (including estimated returns and allowances of approximately $37.9 million, as well as approximately $12.3 million for the write-off of inventories and approximately $8.9 million for the write-off and acceleration of amortization of displays) and restructuring charges of approximately $27.6 million in connection with the February 2006 organizational realignment and the September 2006 organizational streamlining.

Restructuring Programs

In connection with the February 2006 organizational realignment (the ‘‘February 2006 Program’’), the Company recorded charges of $10.1 million for 2006, primarily for employee severance and other employee-related termination benefits. The February 2006 Program involved the consolidation of certain functions within the Company’s sales, marketing and creative groups, as well as certain headquarters functions, which changes are designed to streamline internal processes and to enable the Company to continue to be more effective and efficient in meeting the needs of its consumers and retail customers.

The Company currently anticipates that the February 2006 Program will generate ongoing annualized savings of approximately $15 million that will primarily benefit SG&A expenses. (See Note 2 to the Consolidated Financial Statements).

The September 2006 organizational streamlining (the ‘‘September 2006 Program’’) is a restructuring plan designed to reduce costs and improve the Company’s profit margins, largely through consolidating responsibilities in certain related functions and reducing layers of management to increase accountability and effectiveness; streamlining support functions to reflect the new organizational structure; eliminating certain senior executive positions; and consolidating various facilities. The September 2006 Program is currently expected to result in staffing reductions of approximately 220 employees, primarily in the U.S., or approximately 8% of the Company’s total U.S. workforce, and the exiting of certain leased space, principally at the Company’s headquarters facility in New York City.

The Company expects to incur approximately $29 million of restructuring charges and other related costs to implement the September 2006 Program, consisting of approximately $19 million of expected costs related to employee severance and other employee-related termination costs and approximately $10 million of expected costs related to leases and other asset write-offs. Of the approximately $29 million in expected restructuring and related charges, the Company incurred approximately $23 million of these charges during 2006 and expects to incur the balance of approximately $6 million of these charges during the first half of fiscal year 2007. Approximately $21 million of these charges are expected to reflect cash charges of which $4 million were paid in 2006 and $17 million which the Company expects to pay out over the 2007 to 2009 period. The Company currently anticipates that the September 2006 Program will generate ongoing annualized savings of approximately $33 million that will primarily benefit SG&A expenses. (See Note 2 to the Consolidated Financial Statements).

As part of the September 2006 organizational streamlining, the Company has agreed to cancel its lease and modify its sublease of its New York City headquarters space, including vacating 23,000 square feet in December 2006 and 77,300 square feet which the Company will vacate during the first quarter of 2007. The Company expects these space reductions will result in savings in rental and related expense, while allowing the Company to maintain its corporate offices in a smaller, more efficient space, reflecting its streamlined organization.

Overview of Sales and Earnings Results

Certain prior year amounts have been reclassified to conform to the current period’s presentation, including the transfer, during the second quarter of 2006, of management responsibility for the Company’s Canadian operations from the Company’s North American operations to the European region of its international operations.

Consolidated net sales in 2006 were essentially even at $1,331.4 million, as compared with $1,332.3 million in 2005.

In the U.S., net sales for 2006 decreased $23.4 million, or 3.0%, to $764.9 million, from $788.3 million in 2005. This decrease compared to the prior year was primarily due to the discontinuance in September 2006 of the Vital Radiance brand, which launched in 2005, partially offset by higher net sales of Revlon and Almay color cosmetic products and beauty care products.

In the Company’s international operations, net sales for 2006 increased $22.5 million, or 4.1%, to $566.5 million from $544.0 million in 2005. The increase in net sales in 2006 was driven primarily by higher shipments in the European and Latin American regions.

Consolidated net loss in 2006 increased by $166.7 million to $244.5 million, as compared with $77.8 million in 2005. The increase in net loss in 2006 was due to higher inventory obsolescence charges primarily related to the discontinuance of the Vital Radiance brand and estimated excess inventory related to certain Almay products, higher SG&A primarily related to advertising and promotion expense incurred to support the Vital Radiance brand and the complete re-stage of the Almay brand, higher restructuring expense due to the February 2006 and September 2006 Programs, higher interest expense and loss on the early extinguishment of debt.

Overview of Market Share Data

In terms of the U.S. marketplace, the U.S. color cosmetics category for 2006 increased approximately 4.2% versus 2005. U.S. mass-market share for the Revlon, Almay and Vital Radiance (which was discontinued in September 2006) brands are summarized in the table below:

	$Share %(a)
	2006	2005	Point Change
Total Company Color Cosmetics	21.5%	21.6%	(0.1)
Revlon Brand	14.1	15.4	(1.2)
Almay Brand	6.2	6.2	—
Vital Radiance Brand (Discontinued)	1.2	—	1.2
Total Company Women’s Hair Color	9.2	8.5	0.7
Total Company Anti-perspirants/deodorants	6.2	6.2	—
Revlon Beauty Tools	26.3	25.0	1.3

(a)	ACNielsen’s estimates are subject to some degree of variance and may contain slight rounding differences.

Overview of Financing Activities

During 2006 and in early 2007, the Company successfully completed the following financing transactions:

•	$110 Million Rights Offering: In the first quarter of 2006, Revlon, Inc. completed the $110 Million Rights Offering and used the proceeds of such offering to reduce indebtedness. In the $110 Million Rights Offering, Revlon, Inc. issued an additional 39,285,714 shares of its Class A Common Stock, including 15,885,662 shares subscribed for by public shareholders and 23,400,052 shares issued to MacAndrews & Forbes in a private placement directly from Revlon, Inc. Revlon, Inc. promptly transferred the net proceeds of the $110 Million Rights Offering to Products Corporation, which it used in April 2006, together with available cash, to redeem $109.7 million in aggregate outstanding principal amount of its 8 5/8% Senior Subordinated Notes. (See ‘‘Financial Condition, Liquidity and Capital Resources — 2006 Refinancing Transactions’’).

•	Refinancing of 2004 Bank Credit Agreement: In December 2006, Products Corporation refinanced its 2004 Credit Agreement, which is expected to result in significant annual interest savings due to lower interest margins and to provide the Company with greater financial and other covenant flexibility, as well as extending the maturity dates to January 2012. As part of this refinancing, Products Corporation entered into the $840 million 2006 Term Loan Facility, replacing the $800 million term loan under the 2004 Credit Agreement. Products Corporation also entered into the 2006 Revolving Credit Agreement, extending the maturity of the existing $160 million multi-currency revolving credit facility under its 2004 Credit Agreement through the same 5-year period.

The proceeds from the 2006 Term Loan Facility were used to repay in full approximately $798 million of outstanding indebtedness under the term loan facility of Products Corporation’s 2004 Credit Agreement, plus approximately $15.3 million of accrued interest and a $8.0 million prepayment fee, with the balance of the proceeds used to repay approximately $13.3 million of outstanding indebtedness under the revolving credit facility under the 2004 Credit Agreement, after paying fees and expenses incurred in connection with consummating the 2006 Credit Facilities. The interest rate on the 2006 Term Loan Facility, which was fully drawn at the December 20, 2006 closing, was reduced from LIBOR plus 6.0% to LIBOR plus 4.0%. The interest rate on the 2006 Revolving Credit Facility, of which approximately $57 million was drawn at the December 20, 2006 closing, was reduced from LIBOR plus 2.5% to LIBOR plus 2.0%.

•	$100 Million Rights Offering: Most recently, in January 2007 Revlon, Inc. completed the $100 Million Rights Offering, which it launched in December 2006 and used the proceeds from such offering to further reduce Products Corporation’s debt. Revlon, Inc. transferred the proceeds from the $100 Million Rights Offering to Products Corporation, which it used to redeem $50.0 million in aggregate principal amount of its 8 5/8% Senior Subordinated Notes, and repay approximately $43.3 million of indebtedness outstanding under Products Corporation’s 2006 Revolving Credit Facility, without any permanent reduction of that commitment, after paying approximately $2 million of fees and expenses incurred in connection with such rights offering, with approximately $5 million of the remaining proceeds being available for general corporate purposes. Also, effective upon the consummation of the $100 Million Rights Offering, which was completed in January 2007, $50.0 million of the 2004 Consolidated MacAndrews & Forbes Line of Credit will remain available to Products Corporation through January 31, 2008 on substantially the same terms.

(See ‘‘Financial Condition, Liquidity and Capital Resources — 2006 Refinancing Transactions’’).

Discussion of Critical Accounting Policies

In the ordinary course of its business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the U.S. Actual results could differ significantly from those estimates and assumptions. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Sales Returns:

The Company allows customers to return their unsold products when they meet certain company- established criteria as outlined in the Company’s trade terms. The Company regularly reviews and revises, when deemed necessary, the Company’s estimates of sales returns based primarily upon actual returns, planned product discontinuances, and promotional sales, which would permit customers to return items based upon the Company’s trade terms. The Company records estimated sales returns as a reduction to sales and cost of sales, and an increase in accrued liabilities and inventories.

Returned products, which are recorded as inventories, are valued based upon the amount that the Company expects to realize upon their subsequent disposition. The physical condition and marketability of the returned products are the major factors the Company considers in estimating realizable value. Cost of sales includes the cost of refurbishment of returned products. Actual returns, as well as realized values on returned products, may differ significantly, either favorably or unfavorably, from the Company’s estimates if factors such as product discontinuances, customer inventory levels or competitive conditions differ from the Company’s estimates and expectations and, in the case of actual returns, if economic conditions differ significantly from the Company’s estimates and expectations.

Trade Support Costs:

In order to support the retail trade, the Company has various performance-based arrangements with retailers to reimburse them for all or a portion of their promotional activities related to the Company’s products. The Company regularly reviews and revises, when deemed necessary, estimates of costs to the Company for these promotions based on estimates of what has been incurred by the retailers. Actual costs incurred by the Company may differ significantly if factors such as the level and success of the retailers’ programs, as well as retailer participation levels, differ from the Company’s estimates and expectations.

Inventories:

Inventories are stated at the lower of cost or market value. Cost is principally determined by the first-in, first-out method. The Company records adjustments to the value of inventory based upon its forecasted plans to sell its inventories, as well as planned discontinuances. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, return levels or competitive conditions differ from the Company’s estimates and expectations.

Property, Plant and Equipment and Other Assets:

Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to the Company’s business model, changes in the planned use of fixtures or software or closing of facilities or changes in the Company’s capital strategy can result in the actual useful lives differing from the Company’s estimates.

Included in other assets are permanent wall displays, which are recorded at cost and amortized on a straight-line basis over the estimated useful lives of such assets. In the event of product discontinuances, from time to time the Company may accelerate the amortization of related permanent wall displays based on the estimated remaining useful life of the asset. Intangibles other than goodwill are recorded at cost and amortized on a straight-line basis over the estimated useful lives of such assets.

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

The Company’s estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance. In those cases where the Company determines that the useful life of other long-lived assets should be shortened, the Company would depreciate the net book value in excess of the salvage value (after testing for impairment as described above), over the revised remaining useful life of such asset thereby increasing amortization expense. Additionally, goodwill is reviewed for impairment at least annually. The Company recognizes an impairment loss to the extent that carrying value exceeds the fair value of the asset.

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

The Company selected a discount rate of 5.75% in 2006, representing an increase from the 5.5% rate selected in 2005 for the Company’s U.S. pension plans. The average discount rate selected for the Company’s international plans was unchanged at 5% for 2006 and 2005. The discount rates are used to measure the benefit obligations at the measurement date and the net periodic benefit cost for the subsequent calendar year and are reset annually using data available at the measurement date. The changes in the discount rates used for 2006 were primarily due to increasing long-term interest rates. At September 30, 2006, the increase in the discount rates had the effect of decreasing the Company’s projected pension benefit obligation by approximately $22 million. For fiscal 2007, the Company expects that increases in the discount rates will have the effect of decreasing the net periodic benefit cost for its U.S. and international plans by approximately $1.6 million.

The expected rate of return on the pension plan assets used in 2006 and 2005 remained unchanged at 8.5% for the Company’s U.S. pension plans. The average expected rate of return used for the Company’s international plans remained unchanged at 6.7% in 2006 and 2005.

The table below reflects the Company’s estimates of the possible effects of changes in the discount rates and expected rates of return on its 2007 net periodic benefit costs and its projected benefit obligation at September 30, 2006 for the Company’s principal plans:

	25 basis points increase		25 basis points decrease
	Net periodic benefit costs	Projected pension benefit obligation	Net periodic benefit costs	Projected pension benefit obligation
Discount rate	$(1.6)	$(21.6)	$1.6	$22.4
Expected rate of return	(1.1)	—	1.1	—

The rate of future compensation increases is another assumption used by the Company’s third party actuarial consultants for pension accounting. The rate of future compensation increases used in 2006 and in 2005 remained unchanged at 4% for the U.S. pension plans. In addition, the Company’s actuarial consultants also use other factors such as withdrawal and mortality rates. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants, among other things. Differences from these assumptions could significantly impact the actual amount of net periodic benefit cost and liability recorded by the Company.

Stock-Based Compensation:

Prior to January 1, 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board (‘‘APB’’) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB No. 25’’) and related interpretations in accounting for stock options granted under the Company’s Second Amended and Restated Revlon, Inc. Stock Plan (the ‘‘Stock Plan’’), which provides for the issuance of awards of stock options, stock appreciation rights, restricted or unrestricted stock and restricted stock units to eligible employees and directors of Revlon, Inc. and its affiliates, including Products Corporation.

Under the intrinsic value method, no compensation expense was recognized in fiscal periods ended prior to January 1, 2006 if the exercise price of the Company’s employee stock options equaled the market price of Revlon, Inc.’s Class A Common Stock on the date of the grant. Since all options granted under Revlon, Inc.’s Stock Plan had an exercise price equal to the market value of the underlying Revlon, Inc. Class A Common Stock on the date of grant, no compensation expense was recognized in the accompanying consolidated statements of operations for the fiscal periods ended on or before December 31, 2005 on stock options granted to employees.

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

SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For 2006, no adjustments have been made to the cash flow statement, as any excess tax benefits that would have been realized have been fully provided for, given the Company’s historical losses and deferred tax valuation allowance.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions listed in Note 13 to the Consolidated Financial Statements. Expected volatilities are based on the daily historical volatility of the NYSE closing stock price of Revlon, Inc.’s Class A Common Stock, over the expected life of the option. The expected life of the option represents the period of time that options granted are expected to be outstanding, which the Company calculates using a formula based on the vesting term and the contractual life of the respective option. The risk-free interest rate for periods during the expected life of the option is based upon the rate in effect at the time of the grant on a zero coupon U.S. Treasury bill for periods approximating the expected life of the option.

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

Results of Operations

Year ended December 31, 2006 compared with the year ended December 31, 2005

In the tables, numbers in parenthesis ( ) denote unfavorable variances. Certain prior year amounts have been reclassified to conform to the current period’s presentation, including the transfer, during the second quarter of 2006, of management responsibility for the Company’s Canadian operations from the Company’s North American operations to the European region of its international operations.

Net sales:

Consolidated net sales in 2006 were essentially even at $1,331.4 million, as compared with $1,332.3 million in 2005.

	Year Ended December 31,		Change
	2006	2005	$	%
United States	$764.9	$788.3	$(23.4)	(3.0)%
International	566.5	544.0	22.5	4.1	(1)
	$1,331.4	$1,332.3	$(0.9)	(0.1	)%(2)

(1)	Excluding the impact of foreign currency fluctuations, International net sales increased 3.6%.

(2)	Excluding the impact of foreign currency fluctuations, consolidated net sales decreased 0.3%.

        United States

In the U.S., net sales decreased $23.4 million, or 3.0%, to $764.9 million in 2006 from $788.3 million in 2005. This decrease in net sales for 2006 compared to 2005 was primarily due to the discontinuance in September 2006 of the Vital Radiance brand, which launched in 2005, partially offset by higher net sales of Revlon and Almay color cosmetic products and beauty care products.

        International

Net sales in the Company’s international operations increased $22.5 million, or 4.1%, to $566.5 million in 2006 from $544.0 million in 2005. Excluding the impact of foreign currency fluctuations, international net sales increased by $19.8 million, or 3.6%, in 2006, as compared with 2005. The increase in net sales in 2006 in the Company’s international operations, as compared with 2005, was driven primarily by higher shipments in the European and Latin American regions.

In Asia Pacific and Africa, net sales decreased by $4.9 million, or 2.0%, to $237.7 million in 2006, as compared with $242.6 million in 2005. Excluding the impact of foreign currency fluctuations, net sales in Asia Pacific and Africa increased $2.3 million, or 1.0%, in 2006, as compared with 2005. This increase in net sales, excluding the impact of foreign currency fluctuations, was driven by South Africa, Australia and China (which factor the Company estimates contributed to an approximate 2.9% increase in net sales for the region in 2006, as compared with 2005), partially offset by the lower net sales in Hong Kong, Taiwan and in certain distributor markets (which factor the Company estimates contributed to an approximate 1.6% decrease in net sales for the region for 2006, as compared with 2005).

In Europe, which is comprised of Europe, Canada and the Middle East, net sales increased by $10.4 million, or 5.4%, to $204.2 million in 2006, as compared with $193.8 million in 2005. Excluding the impact of foreign currency fluctuations, net sales in Europe increased by $3.9 million, or 2.0%, in 2006, as compared with 2005. The increase in net sales, excluding the impact of foreign currency fluctuations, was due to the U.K. and Canada (which factor the Company estimates contributed to an approximate 3.5% increase in net sales for the region for 2006, as compared with 2005), partially offset by the lower net sales in certain distributor markets (which factor the Company estimates contributed to an approximate 1.5% decrease in net sales for the region for 2006, as compared with 2005).

In Latin America, which is comprised of Mexico, Central America and South America, net sales increased by $17.0 million, or 15.7%, to $124.6 million in 2006, as compared with $107.6 million in 2005. Excluding the impact of foreign currency fluctuations, net sales in Latin America increased by $13.6 million, or 12.6%, in 2006, as compared with 2005. The increase in net sales, excluding the impact of foreign currency fluctuations, was driven primarily by Venezuela, Mexico and certain distributor markets (which factor the Company estimates contributed to an approximate 10.8% increase in net sales for the region in 2006, as compared with 2005).

Gross profit:

	Year Ended December 31,
	2006	2005	Change
Gross profit	$785.9	$824.2	$(38.3)

Gross profit decreased by $38.3 million to $785.9 million in 2006 from $824.2 million in 2005. The decrease in gross profit was primarily due to higher allowances of approximately $30.9 million, primarily to support the launch of Vital Radiance (which was later discontinued). In addition, gross profit was lower due to higher obsolescence charges of $15.8 million related to estimated excess inventory levels of Vital Radiance; $5.5 million of obsolescence charges related to estimated excess inventory for certain Almay products; and additional obsolescence charges of $2.7 million related to a promotional program. The decrease in gross profit was partially offset by lower returns of non-Vital Radiance products and the higher dollar value of shipments.

SG&A expenses:

	Year Ended December 31,
	2006	2005	Change
SG&A expenses	$802.1	$750.2	$(51.9)

SG&A expenses increased $51.9 million, or 6.9%, to $802.1 million in 2006, compared to $750.2 million in 2005. Such increase was due in large part to higher brand support of approximately $41.0 million, primarily due to higher advertising and consumer promotion in connection with the complete re-stage of the Almay brand and the Vital Radiance brand before its discontinuance, higher display amortization costs of approximately $12.7 million related to Almay and Vital Radiance, as well as charges related to the write-off of certain advertising, marketing and promotional materials and software and the accelerated amortization and write-off of $8.9 million of certain displays, in each case in connection with the discontinuance of the Vital Radiance brand. The increase in SG&A for 2006 was also impacted by $6.2 million of severance-related charges and $3.2 million of accelerated amortization charges related to unvested options and unvested restricted stock, in each case in connection with the cessation of the former CEO’s employment in September 2006. In addition, the increase in SG&A for 2006 was also impacted by $5.6 million of amortization expenses for stock options, resulting from the Company’s adoption of SFAS No. 123(R) effective January 1, 2006. These increases were partially offset by approximately $25.7 million of reductions principally in personnel, travel, professional services and other general and administrative expenses.

Restructuring costs:

	Year Ended December 31,
	2006	2005	Change
Restructuring costs and other, net	$27.4	$1.5	$(25.9)

In 2006, the Company recorded $27.4 million in restructuring expenses for employee severance and employee-related termination costs (See Note 2 to the Consolidated Financial Statements regarding the February 2006 organizational realignment and the September 2006 organizational streamlining). In 2005, the Company recorded $1.5 million in restructuring expenses for employee severance and employee-related termination costs related to the 2004 program.

Other expenses:

	Year Ended December 31,
	2006	2005	Change
Interest expenses	$148.8	$130.0	$(18.8)

Interest expense increased by $18.8 million in 2006, as compared to 2005. Such increase was primarily due to higher average interest rates and debt outstanding (See Note 8 ‘‘Long-term Debt’’ to the Consolidated Financial Statements).

	Year Ended December 31,
	2006	2005	Change
Loss on early extinguishment of debt	$23.5	$9.0	$(14.5)

For 2006, the loss on early extinguishment of debt represents the write-off of the portion of deferred financing costs and the pre-payment fee associated with the refinancing of Products Corporation’s 2004 Credit Agreement with the 2006 Credit Agreements, as well as the loss on the redemption in April 2006 of approximately $110 million in aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes. The $9.0 million loss on early extinguishment of debt for 2005 includes the $5.0 million pre-payment fee related to the pre-payment in March 2005 of $100.0 million of indebtedness outstanding under the Term Loan Facility of the 2004 Credit Agreement with a portion of the proceeds from the issuance of the Original 9½% Senior Notes (as defined in Note 8 to the Consolidated Financial Statements), the aggregate $1.5 million loss on the redemption of all of Products Corporation’s 8 1/8% Senior Notes due 2006 (the ‘‘8 1/8% Senior Notes’’) and 9% Senior Notes due 2006 (the ‘‘9% Senior Notes’’) in April 2005, as well as the write-off of the portion of deferred financing costs related to such prepaid amounts.

	Year Ended December 31,
	2006	2005	Change
Miscellaneous, net	$3.8	$(0.5)	$(4.3)

The increase in miscellaneous, net for 2006, as compared with 2005, is primarily due to fees and expenses associated with the various amendments to Products Corporation’s 2004 Credit Agreement. See ‘‘Financial Condition, Liquidity and Resources — Amendments to 2004 Credit Agreement’’.

Provision for income taxes:

	Year Ended December 31,
	2006	2005	Change
Provision for income taxes	$19.9	$8.3	$(11.6)

The increase in the provision for income taxes in 2006, as compared with 2005, was primarily attributable to higher taxable income in certain markets outside the U.S., a tax on the cash repatriation of dividends from a foreign subsidiary and an increase to tax reserves related to international activities. In 2005 the favorable resolution of various tax matters resulted in a tax benefit of $3.8 million.

Year Ended December 31, 2005 compared with the year ended December 31, 2004

In the tables, numbers in parenthesis ( ) denote unfavorable variances. Certain prior year amounts have been reclassified to conform to the current period’s presentation, including the transfer, during the second quarter of 2006, of management responsibility for the Company’s Canadian operations from the Company’s North American operations to the European region of its international operations.

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

	Year Ended December 31,		Change
	2005	2004	$	%
United States	$788.3	$792.7	$(4.4)	(0.6)%
International	544.0	504.5	39.5	7.8	(1)
	$1,332.3	$1,297.2	$35.1	2.7	%(2)

(1)	Excluding the impact of foreign currency fluctuations, International net sales increased 5.5%.

(2)	Excluding the impact of foreign currency fluctuations, consolidated net sales increased 1.8%.

United States

In the United States, net sales decreased $4.4 million, or (0.6)%, to $788.3 million in 2005 from $792.7 million in 2004. This decrease was primarily due to a decline in shipments of certain base business products and a decrease of approximately $12 million in licensing revenue from 2004 levels, which included the prepayments of certain minimum royalties and renewal fees by licensees, partially offset by an increase in shipments of new products and the brand initiatives, net of a provision for incremental returns and allowances of approximately $44 million associated with the launch of the brand initiatives.

International

Net sales in the Company’s international operations increased $39.5 million, or 7.8%, to $544.0 million in 2005 from $504.5 million in 2004. Excluding the impact of foreign currency fluctuations, international net sales increased by $27.6 million, or 5.5%, in 2005, as compared with 2004.

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

In Europe, which is comprised of Europe, Canada and the Middle East, net sales increased by $10.2 million, or 5.6%, to $193.8 million in 2005, as compared with $183.6 million in 2004. Excluding the impact of foreign currency fluctuations, net sales in Europe increased by $6.5 million, or 3.5%, in 2005, as compared with 2004. The increase in net sales, excluding the impact of foreign currency fluctuations, was due to higher net sales in the U.K., Canada and certain distributor markets (which the Company estimates contributed to an approximate 4.0% increase in net sales for the region in 2005, as compared with 2004), and was partially offset by a decrease in net sales primarily in Italy (which the Company estimates contributed to an approximate 0.3% reduction in net sales for the region in 2005, as compared with 2004).

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

Gross profit:

	Year Ended December 31,
	2005	2004	Change
Gross profit	$824.2	$811.9	$12.3

Gross profit increased by $12.3 million in 2005 from 2004 primarily due to favorable foreign currency translation of $6.4 million and to higher shipments of products, which were partially offset by the aforementioned lower licensing revenues, higher cost of goods due to increased shipments and higher consolidated returns, allowances and discounts, which included approximately $44 million of provision for incremental returns and allowances associated with the launch of the brand initiatives. Gross profit as a percentage of net sales decreased to 61.9% in 2005 from 62.6% in 2004 primarily due to the aforementioned increase in consolidated returns, allowances and discounts and the aforementioned lower licensing revenue.

SG&A expenses:

	Year Ended December 31,
	2005	2004	Change
SG&A expenses	$750.2	$716.4	$(33.8)

Excluding unfavorable foreign currency fluctuations of $5.6 million, SG&A increased $28.2 million, or 4.8%, to $750.2 million for the year ended December 31, 2005, primarily due to $17.5 million in expenditures related to the launch of the Company’s two brand initiatives, inclusive of the aforementioned accelerated amortization of permanent displays. The increase in SG&A expenses was also due to $4.2 million in higher distribution costs, higher brand support of $4.0 million and higher display amortization expenses related to the base business of $2.7 million, in each case in 2005, as compared with 2004, partially offset by allocations to Revlon, Inc. for expenses directly related to being a public holding company.

Restructuring costs:

	Year Ended December 31,
	2005	2004	Change
Restructuring costs and other, net	$1.5	$5.8	$4.3

The Company recorded $1.5 million and $5.8 million in restructuring for employee severance and other related personnel benefits in 2005 and 2004, respectively.

Other expenses:

	Year Ended December 31,
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

	Year Ended December 31,
	2005	2004	Change
Loss on early extinguishment of debt	$9.0	$90.7	$81.7

The $9.0 million loss on early extinguishment of debt for 2005 includes the $5.0 million prepayment fee related to the prepayment in March 2005 of $100.0 million of indebtedness outstanding under the Term Loan Facility of the 2004 Credit Agreement with a portion of the proceeds from the issuance of the Original 9½% Senior Notes, the aggregate $1.5 million loss on the redemption of Products Corporation’s 8 1/8% Senior Notes and 9% Senior Notes in April 2005, as well as the write-off of the portion of deferred financing costs related to such prepaid amount. The loss on early extinguishment of debt for 2004 represents the loss on the exchange of equity for certain indebtedness in the Revlon Exchange Transactions (as hereinafter defined) and fees, expenses and the write-off of deferred financing costs related to the Revlon Exchange Transactions, the tender for and redemption of Products Corporation’s 12% Senior Secured Notes (as hereinafter defined) (including the applicable premium) and the repayment of Products Corporation’s credit agreement dated November 30, 2001, which was scheduled to mature on May 30, 2005 (as amended, the ‘‘2001 Credit Agreement’’). (See Note 8 to the Consolidated Financial Statements).

	Year Ended December 31,
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

Financial Condition, Liquidity and Capital Resources

Net cash used for operating activities was $138.7 million, $139.7 million and $94.2 million for 2006, 2005 and 2004, respectively. This increase in cash used in 2006 compared to 2005 was due to the larger net loss and increased purchases of permanent displays, due in large part to the launch and discontinuance of Vital Radiance and the complete re-stage of Almay, partially offset by improvements in net working capital. The increase in cash used in 2005 versus 2004 resulted primarily from increased purchases of permanent displays and an increase in inventory and accounts receivables, partially offset by an increase in accounts payable and accrued expenses, in each case due principally to the Vital Radiance and Almay brand initiatives. The Company received $11.8 million in 2004 related to prepaid minimum royalties and renewal fees under licensing agreements.

Net cash used in investing activities was $22.4 million, $15.8 million and $18.9 million for 2006, 2005 and 2004, respectively, in each case for capital expenditures.

Net cash provided by financing activities was $163.3 million, $67.5 million and $174.5 million for 2006, 2005 and 2004, respectively. Net cash provided by financing activities for 2006 included net proceeds of $107.2 million from Revlon, Inc.’s issuance in March 2006 of Class A Common Stock in the $110 Million Rights Offering, borrowings during the second and third quarter of 2006 under the 2004 Multi-Currency Facility (as hereinafter defined) under the 2004 Credit Agreement, $100.0 million from borrowings under the Term Loan Add-on (as hereinafter defined) under the 2004 Credit Agreement and $840.0 million from borrowings under the 2006 Term Loan Facility.

The net proceeds from the $110 Million Rights Offering were promptly transferred to Products Corporation, which it used in April 2006, together with available cash, to redeem $109.7 million aggregate principal amount of its 8 5/8% Senior Subordinated Notes at an aggregate redemption price of $111.8 million, including $2.1 million of accrued and unpaid interest up to, but not including, the redemption date and paid related financing costs of $9.4 million. The proceeds from the $100.0 million Term Loan Add-on were used to repay in July 2006 $78.6 million of outstanding indebtedness under the 2004 Multi-Currency Facility under the 2004 Credit Agreement, without any permanent reduction in the commitment under that facility, and the balance of $11.7 million, after the payment of fees and expenses incurred in connection with consummating such transaction, was used for general corporate purposes. The proceeds from the $840.0 million 2006 Term Loan Facility were used to repay in December 2006 approximately $798.0 million of outstanding indebtedness under the 2004 Term Loan Facility, repay approximately $13.3 million of indebtedness outstanding under the 2006 Revolving Credit Facility and pay approximately $15.3 million of accrued interest and a $8.0 million prepayment fee. (See ‘‘Financial Condition, Liquidity and Capital Resources — 2006 Refinancing Transactions’’).

Net cash provided by financing activities for 2005 included proceeds of $386.2 million from the issuance of the 9½% Senior Notes, which was used to (i) prepay $100.0 million of indebtedness under the 2004 Term Loan Facility under the 2004 Credit Agreement, along with a $5.0 million prepayment fee plus accrued interest, (ii) redeem all $116.2 million aggregate principal amount outstanding of Products Corporation’s 8 1/8% Senior Notes, plus the payment of accrued interest, (iii) redeem all $75.5 million aggregate principal amount outstanding of Products Corporation’s 9% Senior Notes, plus accrued interest and the applicable premium, and (iv) pay financing costs related to such transactions, with the balance being used to help fund the Company’s brand initiatives.

Net cash provided by financing activities for 2004 included cash drawn under each of the 2001 Credit Agreement, a $125 million term loan from MacAndrews & Forbes (the ‘‘2004 $125 million MacAndrews & Forbes Loan’’) and the 2004 Term Loan Facility (as hereinafter defined) under the 2004 Credit Agreement, partially offset by a) the repayment of borrowings under the 2001 Credit Agreement (in connection with the refinancing thereof), b) the repayment of borrowings under the 2004 $125 million MacAndrews & Forbes Loan, c) the payment of the redemption price, the applicable premium and interest in connection with the tender for and redemption of Products Corporation’s 12% Senior Secured Notes due 2005 (the ‘‘12% Senior Secured Notes’’) and d) the payment of financing costs in connection with certain amendments to the 2001 Credit Agreement during 2004, the Revlon Exchange Transactions, the 2004 Credit Agreement and the tender for and redemption of the 12% Senior Secured Notes.

At February 28, 2007, Products Corporation had a liquidity position, excluding cash in compensating balance accounts, of approximately $225 million, consisting of cash and cash equivalents (net of any outstanding checks) of approximately $41 million, as well as approximately $134 million in available borrowings under the 2006 Revolving Credit Facility and $50.0 million in available borrowings under the 2004 Consolidated MacAndrews & Forbes Line of Credit.

Credit Agreement Refinancing

In July 2004, Products Corporation entered into a credit agreement (the ‘‘2004 Credit Agreement’’) with certain of its subsidiaries as local borrowing subsidiaries, a syndicate of lenders, Citicorp USA, Inc., as multi-currency administrative agent, term loan administrative agent and collateral agent, UBS Securities LLC as syndication agent and Citigroup Global Markets Inc. as sole lead arranger and sole bookrunner.

The 2004 Credit Agreement originally provided up to $960.0 million and consisted of a term loan facility of $800.0 million (the ‘‘2004 Term Loan Facility’’) and a $160.0 million multi-currency revolving credit facility, the availability under which varied based upon the borrowing base that was determined based upon the value of eligible accounts receivable and eligible inventory in the U.S. and the U.K. and eligible real property and equipment in the U.S. from time to time (the ‘‘2004 Multi-Currency Facility’’).

On December 20, 2006, Products Corporation replaced the $800 million 2004 Term Loan Facility under its 2004 Credit Agreement with a new 5-year, $840 million 2006 Term Loan Facility pursuant to the 2006 Term Loan Agreement, dated as of December 20, 2006, among Products Corporation, as borrower, the lenders party thereto, Citicorp USA, Inc., as administrative agent and collateral agent, Citigroup Global Markets Inc., as sole lead arranger and sole bookrunner, and JPMorgan Chase Bank, N.A., as syndication agent. As part of the bank refinancing, Products Corporation also amended and restated the 2004 Multi-Currency Facility by entering into the $160.0 million 2006 Revolving Credit Agreement that amended and restated the 2004 Credit Agreement.

Among other things, the 2006 Credit Facilities eliminated the requirement that Products Corporation redeem by October 30, 2007 all but $25 million in aggregate principal amount of its 8 5/8% Senior Subordinated Notes due February 2008, and extended the maturity dates for Products Corporation’s bank credit facilities from July 9, 2009 to January 15, 2012 in the case of the 2006 Revolving Credit Agreement and from July 9, 2010 to January 15, 2012 in the case of the 2006 Term Loan Agreement.

Availability under the 2006 Revolving Credit Facility varies based on a borrowing base that is determined by the value of eligible accounts receivable and eligible inventory in the U.S. and the U.K. and eligible real property and equipment in the U.S. from time to time.

In each case subject to borrowing base availability, the 2006 Revolving Credit Facility is available to:

(i)	Products Corporation in revolving credit loans denominated in U.S. dollars;

(ii)	Products Corporation in swing line loans denominated in U.S. dollars up to $30 million;

(iii)	Products Corporation in standby and commercial letters of credit denominated in U.S. dollars and other currencies up to $60 million; and

(iv)	Products Corporation and certain of its international subsidiaries designated from time to time in revolving credit loans and bankers’ acceptances denominated in U.S. dollars and other currencies.

If the value of the eligible assets is not sufficient to support a $160 million borrowing base under the 2006 Revolving Credit Facility, Products Corporation will not have full access to the 2006 Revolving Credit Facility. Products Corporation’s ability to make borrowings under the 2006 Revolving Credit Facility is also conditioned upon the satisfaction of certain conditions precedent and Products Corporation’s compliance with other covenants in the 2006 Revolving Credit Facility, including a fixed charge coverage ratio that applies if and when the excess borrowing base (representing the difference between (1) the borrowing base under the 2006 Revolving Credit Facility and (2) the amounts outstanding under the 2006 Revolving Credit Facility) is less than $20.0 million.

Borrowings under the 2006 Revolving Credit Facility (other than loans in foreign currencies) bear interest at a rate equal to, at Products Corporation’s option, either (i) the Eurodollar Rate plus 2.00% per annum or (ii) the Alternate Base Rate plus 1.00% per annum (reducing the applicable margins from 2.50%

and 1.50% per annum, respectively, that were applicable under the previous 2004 Credit Agreement). Loans in foreign currencies bear interest in certain limited circumstances, or if mutually acceptable to Products Corporation and the relevant foreign lenders, at the Local Rate, and otherwise at the Eurocurrency Rate, in each case plus 2.00%. At December 31, 2006, the effective weighted average interest rate for borrowings under the 2006 Revolving Credit Facility was 7.4%.

The 2006 Term Loan Facility provides for up to $840 million in term loans which were drawn in full on the December 20, 2006 closing date. The proceeds of the term loans under the 2006 Term Loan Facility were used to repay in full the approximately $798 million of outstanding term loans under the 2004 Credit Agreement (plus accrued interest of approximately $15.3 million and a pre-payment fee of approximately $8.0 million) and the remainder was used to repay approximately $13.3 million of indebtedness outstanding under the 2006 Revolving Credit Facility, after paying fees and expenses related to the credit agreement refinancing.

Under the 2006 Term Loan Facility, Eurodollar Loans bear interest at the Eurodollar Rate plus 4.00% per annum and Alternate Base Rate loans bear interest at the Alternate Base Rate plus 3.00% per annum (reducing the applicable margins from 6.00% and 5.00% per annum, respectively, that were applicable under the previous 2004 Credit Agreement). At December 31, 2006, the effective weighted average interest rate for borrowings under the 2006 Term Loan Facility was 9.4%.

The 2006 Credit Facilities (as was the 2004 Credit Agreement) are supported by, among other things, guarantees from Revlon, Inc. and, subject to certain limited exceptions, the domestic subsidiaries of Products Corporation. The obligations of Products Corporation under the 2006 Credit Facilities and the obligations under the guarantees are secured by, subject to certain limited exceptions, substantially all of the assets of Products Corporation and the subsidiary guarantors, including:

(i)	mortgages on owned real property, including Products Corporation’s facilities in Oxford, North Carolina and Irvington, New Jersey;

(ii)	the capital stock of Products Corporation and the subsidiary guarantors and 66% of the capital stock of Products Corporation’s and the subsidiary guarantors’ first-tier foreign subsidiaries;

(iii)	intellectual property and other intangible property of Products Corporation and the subsidiary guarantors; and

(iv)	inventory, accounts receivable, equipment, investment property and deposit accounts of Products Corporation and the subsidiary guarantors.

The liens on, among other things, inventory, accounts receivable, deposit accounts, investment property (other than the capital stock of Products Corporation and its subsidiaries), real property, equipment, fixtures and certain intangible property related thereto secure the 2006 Revolving Credit Facility on a first priority basis and the 2006 Term Loan Facility on a second priority basis. The liens on the capital stock of Products Corporation and its subsidiaries and intellectual property and certain other intangible property secure the 2006 Term Loan Facility on a first priority basis and the 2006 Revolving Credit Facility on a second priority basis. Such arrangements are set forth in the Amended and Restated Intercreditor and Collateral Agency Agreement, dated as of December 20, 2006, by and among Products Corporation and the lenders (the ‘‘2006 Intercreditor Agreement’’). The 2006 Intercreditor Agreement (like the intercreditor agreement under the 2004 Credit Agreement) also provides that the liens referred to above may be shared from time to time, subject to certain limitations, with specified types of other obligations incurred or guaranteed by Products Corporation, such as foreign exchange and interest rate hedging obligations and foreign working capital lines.

Each of the 2006 Credit Facilities contains various restrictive covenants prohibiting Products Corporation and its subsidiaries from:

(i)	incurring additional indebtedness or guarantees, with certain exceptions;

(ii)	making dividend and other payments or loans to Revlon, Inc. or other affiliates, with certain exceptions, including among others,

(a)	exceptions permitting Products Corporation to pay dividends or make other payments to Revlon, Inc. to enable it to, among other things, pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal, accounting and insurance fees, regulatory fees, such as SEC filing fees, and other miscellaneous expenses related to being a public holding company,

(b)	subject to certain circumstances, to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Stock Plan and/or the payment of withholding taxes in connection with the vesting of restricted stock awards under such plan, and

(c)	subject to certain limitations, to pay dividends or make other payments to finance the purchase, redemption or other retirement for value by Revlon, Inc. of stock or other equity interests or equivalents in Revlon, Inc. held by any current or former director, employee or consultant in his or her capacity as such;

(iii)	creating liens or other encumbrances on Products Corporation’s or its subsidiaries’ assets or revenues, granting negative pledges or selling or transferring any of Products Corporation’s or its subsidiaries’ assets, all subject to certain limited exceptions;

(iv)	with certain exceptions, engaging in merger or acquisition transactions;

(v)	prepaying indebtedness and modifying the terms of certain indebtedness and specified material contractual obligations, subject to certain exceptions;

(vi)	making investments, subject to certain exceptions; and

(vii)	entering into transactions with affiliates of Products Corporation other than upon terms no less favorable to Products Corporation or its subsidiaries than it would obtain in an arms’ length transaction.

In addition to the foregoing, the 2006 Term Loan Facility contains a financial covenant limiting the senior secured leverage ratio of Products Corporation (the ratio of Products Corporation’s Senior Secured Debt (excluding debt outstanding under the 2006 Revolving Credit Facility) to EBITDA, as each such term is defined in the 2006 Term Loan Facility) to 5.5 to 1.0 for each period of four consecutive fiscal quarters ending during the period from December 31, 2006 to September 30, 2008, stepping down to 5.0 to 1.0 for each period of four consecutive fiscal quarters ending during the period from December 31, 2008 to the January 2012 maturity date of the 2006 Term Loan Facility.

Under certain circumstances if and when the difference between (i) the borrowing base under the 2006 Revolving Credit Facility and (ii) the amounts outstanding under the 2006 Revolving Credit Facility is less than $20.0 million for a period of 30 consecutive days or more, the 2006 Revolving Credit Facility requires Products Corporation to maintain a consolidated fixed charge coverage ratio (the ratio of EBITDA minus Capital Expenditures to Cash Interest Expense for such period, as each such term is defined in the 2006 Revolving Credit Facility) of 1.0 to 1.0.

The events of default under each 2006 Credit Facility include customary events of default for such types of agreements, including:

(i)	nonpayment of any principal, interest or other fees when due, subject in the case of interest and fees to a grace period;

(ii)	non-compliance with the covenants in such 2006 Credit Facility or the ancillary security documents, subject in certain instances to grace periods;

(iii)	the institution of any bankruptcy, insolvency or similar proceedings by or against Products Corporation, any of Products Corporation’s subsidiaries or Revlon, Inc., subject in certain instances to grace periods;

(iv)	default by Revlon, Inc. or any of its subsidiaries (A) in the payment of certain indebtedness when due (whether at maturity or by acceleration) in excess of $5.0 million in aggregate principal amount or (B) in the observance or performance of any other agreement or condition relating to such debt, provided that the amount of debt involved is in excess of $5.0 million in aggregate principal amount, or the occurrence of any other event, the effect of which default referred to in this subclause (iv) is to cause or permit the holders of such debt to cause the acceleration of payment of such debt;

(v)	in the case of the 2006 Term Loan Facility, a cross default under the 2006 Revolving Credit Facility, and in the case of the 2006 Revolving Credit Facility, a cross default under the 2006 Term Loan Facility;

(vi)	the failure by Products Corporation, certain of Products Corporation’s subsidiaries or Revlon, Inc., to pay certain material judgments;

(vii)	a change of control such that (A) Revlon, Inc. shall cease to be the beneficial and record owner of 100% of Products Corporation’s capital stock, (B) Ronald O. Perelman (or his estate, heirs, executors, administrator or other personal representative) and his or their controlled affiliates shall cease to ‘‘control’’ Products Corporation, and any other person or group or persons owns, directly or indirectly, more than 35% of the total voting power of Products Corporation, (C) any person or group of persons other than Ronald O. Perelman (or his estate, heirs, executors, administrator or other personal representative) and his or their controlled affiliates shall ‘‘control’’ Products Corporation or (D) during any period of two consecutive years, the directors serving on Products Corporation’s Board of Directors at the beginning of such period (or other directors nominated by at least 66 2/3% of such continuing directors) shall cease to be a majority of the directors;

(viii)	the failure by Revlon, Inc. to contribute to Products Corporation all of the net proceeds it receives from any other sale of its equity securities or Products Corporation’s capital stock, subject to certain limited exceptions;

(ix)	the failure of any of Products Corporation’s, its subsidiaries’ or Revlon, Inc.’s representations or warranties in any of the documents entered into in connection with the 2006 Credit Facility to be correct, true and not misleading in all material respects when made or confirmed;

(x)	the conduct by Revlon, Inc., of any meaningful business activities other than those that are customary for a publicly traded holding company which is not itself an operating company, including the ownership of meaningful assets (other than Products Corporation’s capital stock) or the incurrence of debt, in each case subject to limited exceptions;

(xi)	any M&F Lenders’ failure to fund any binding commitments by such M&F Lender under any agreement governing any M&F Loan; and

(xii)	the failure of certain of Products Corporation’s affiliates which hold Products Corporation’s or its subsidiaries’ indebtedness to be party to a valid and enforceable agreement prohibiting such affiliate from demanding or retaining payments in respect of such indebtedness.

If Products Corporation is in default under the senior secured leverage ratio under the 2006 Term Loan Facility or the consolidated fixed charge coverage ratio under the 2006 Revolving Credit Facility, Products Corporation may cure such default by issuing certain equity securities to, or receiving capital contributions from, Revlon, Inc. and applying the cash therefrom which is deemed to increase EBITDA for the purpose of calculating the applicable ratio. This cure right may be exercised by Products Corporation two times in any four quarter period.

Products Corporation was in compliance with all applicable covenants under the 2006 Credit Agreements as of December 31, 2006. At February 28, 2007, the 2006 Term Loan Facility was fully drawn and availability under the $160.0 million 2006 Revolving Credit Facility, based upon the calculated borrowing base less approximately $15.1 million of outstanding letters of credit and nil then drawn on the 2006 Revolving Credit Facility, was approximately $134.4 million.

2004 Consolidated MacAndrews & Forbes Line of Credit

In July 2004, Products Corporation and MacAndrews & Forbes Inc. entered into a line of credit, with an initial commitment of $152.0 million, which was reduced to $87.0 million in July 2005 (as amended, the

‘‘2004 Consolidated MacAndrews & Forbes Line of Credit’’). No amounts were borrowed under the 2004 Consolidated MacAndrews & Forbes Line of Credit during 2006 and as of February 28, 2007, the 2004 Consolidated MacAndrews & Forbes Line of Credit remained undrawn.

In February 2006, Products Corporation entered into an amendment to the 2004 Consolidated MacAndrews & Forbes Line of Credit, which was then scheduled to expire on March 31, 2006, extending the term of such agreement until the consummation of Revlon, Inc.’s planned $75 million rights offering (which was subsequently increased to $100 million). Pursuant to a December 2006 amendment, upon consummation of the $100 Million Rights Offering, which was completed in January 2007, $50.0 million of the line of credit will remain available to Products Corporation through January 31, 2008 on substantially the same terms (which line of credit would otherwise have terminated pursuant to its terms upon the consummation of the $100 Million Rights Offering).

Loans are available under the 2004 Consolidated MacAndrews & Forbes Line of Credit if: (i) the 2006 Revolving Credit Facility under the 2006 Revolving Credit Agreement has been substantially drawn (after taking into account anticipated needs for Local Loans (as defined in the 2006 Revolving Credit Agreement) and letters of credit); (ii) such borrowing is necessary to cause the excess borrowing base under the 2006 Revolving Credit Facility to remain greater than $20.0 million; (iii) additional revolving loans are not available under the 2006 Revolving Credit Facility; (iv) such borrowing is reasonably necessary to prevent or to cure a default or event of default under the 2006 Credit Agreements; or (v) Products Corporation requests such loan to assist in funding investments in certain brand initiatives.

Loans under the 2004 Consolidated MacAndrews & Forbes Line of Credit bear interest (which is not payable in cash but is capitalized quarterly in arrears) at a rate per annum equal to the lesser of (a) 12.0% and (b) 0.25% less than the rate payable from time to time on Eurodollar loans under the 2006 Term Loan Facility under the 2006 Term Loan Credit Agreement, which effective interest rate was 9.4% as of December 31, 2006, provided that at any time that the Eurodollar Base Rate under the 2006 Term Loan Credit Agreement is equal to or greater than 3.0%, the applicable rate on loans under the 2004 Consolidated MacAndrews & Forbes Line of Credit will be equal to the lesser of (x) 12.0% and (y) 5.25% over the Eurodollar Base Rate then in effect.

2006 Rights Offerings

In August 2005, Revlon, Inc. announced its plan to issue $185.0 million of equity. In connection with Revlon, Inc.’s plan to issue $185.0 million of equity, MacAndrews & Forbes and Revlon, Inc. amended the 2004 Investment Agreement to increase MacAndrews & Forbes’ commitment to purchase such equity as is necessary to ensure that Revlon, Inc. issued $185.0 million in equity. Having completed the $110 Million Rights Offering in March 2006, to facilitate Revlon, Inc.’s plans to issue the $185 million of equity, Revlon, Inc. and MacAndrews & Forbes entered into various amendments to the 2004 Investment Agreement to extend the time for the completion of $75 million of such issuance from March 31, 2006 until March 31, 2007, in each case by extending MacAndrews & Forbes’ $75 million back-stop to such later date.

In March 2006 Revlon, Inc. successfully completed the $110 Million Rights Offering and in December 2006 Revlon, Inc. launched the $100 Million Rights Offering (which represented an increase to its previously-announced plans to issue $75 million in equity), which it completed in January 2007. In each case proceeds were used by the Company to reduce indebtedness, as described below, and, as each rights offering was fully subscribed, in each case MacAndrews & Forbes was not required to purchase any additional shares beyond its pro rata subscription in connection with its back-stop obligations under the 2004 Investment Agreement.

$110 Million Rights Offering

In March 2006, Revlon, Inc. completed the $110 Million Rights Offering which allowed each stockholder of record of Revlon, Inc.’s Class A and Class B Common Stock as of the close of business on February 13, 2006, the record date set by Revlon, Inc.’s Board of Directors, to purchase additional shares of Class A Common Stock. The subscription price for each share of Class A Common Stock purchased in the $110 Million Rights Offering, including shares purchased in the private placement by MacAndrews & Forbes, was $2.80 per share. Upon completing the $110 Million Rights Offering, Revlon, Inc. promptly transferred the net proceeds to Products Corporation, which it used to redeem $109.7 million aggregate principal amount of its 8 5/8% Senior Subordinated Notes in satisfaction of the applicable requirements under the 2004 Credit Agreement, at an aggregate redemption price of $111.8 million, including $2.1 million of accrued and unpaid interest up to, but not including, the redemption date.

In completing the $110 Million Rights Offering, Revlon, Inc. issued an additional 39,285,714 shares of its Class A Common Stock, including 15,885,662 shares subscribed for by public shareholders (other than MacAndrews & Forbes) and 23,400,052 shares issued to MacAndrews & Forbes in a private placement directly from Revlon, Inc. pursuant to a Stock Purchase Agreement between Revlon, Inc. and MacAndrews & Forbes, dated as of February 17, 2006. The shares issued to MacAndrews & Forbes represented the number of shares of Revlon, Inc.’s Class A Common Stock that MacAndrews & Forbes would otherwise have been entitled to purchase pursuant to its basic subscription privilege in the $110 Million Rights Offering (which was approximately 60% of the shares of Revlon, Inc.’s Class A Common Stock offered in the $110 Million Rights Offering).

$100 Million Rights Offering

In December 2006, Revlon, Inc. launched the $100 Million Rights Offering, which it completed in January 2007. The $100 Million Rights Offering allowed each stockholder of record of Revlon, Inc.’s Class A and Class B Common Stock as of the close of business on December 11, 2006, the record date set by Revlon, Inc.’s Board of Directors, to purchase additional shares of Class A Common Stock. The subscription price for each share of Class A Common Stock purchased in the $100 Million Rights Offering, including shares purchased in the private placement by MacAndrews & Forbes, was $1.05 per share. Upon completing the $100 Million Rights Offering, Revlon, Inc. promptly transferred the net proceeds to Products Corporation, which it used in February 2007 toredeem $50.0 million aggregate principal amount of its 8 5/8% Senior Subordinated Notes, at an aggregate redemption price of $50.3 million, including $0.3 million of accrued and unpaid interest up to, but not including, the redemption date. In January 2007, Products Corporation used the remainder of such proceeds to repay approximately $43.3 million of indebtedness outstanding under the 2006 Revolving Credit Facility, without any permanent reduction in that commitment, after paying approximately $2 million of fees and expenses incurred in connection with such offering, with approximately $5 million of the remaining proceeds being available for general corporate purposes.

In completing the $100 Million Rights Offering, Revlon, Inc. issued an additional 95,238,095 shares of its Class A Common Stock, including 37,847,472 shares subscribed for by public shareholders (other than MacAndrews & Forbes) and 57,390,623 shares issued to MacAndrews & Forbes in a private placement directly from Revlon, Inc. pursuant to a Stock Purchase Agreement between Revlon, Inc. and MacAndrews & Forbes, dated as of December 18, 2006. The shares issued to MacAndrews & Forbes represented the number of shares of Revlon, Inc.’s Class A Common Stock that MacAndrews & Forbes would otherwise have been entitled to purchase pursuant to its basic subscription privilege in the $100 Million Rights Offering (which was approximately 60% of the shares of Revlon, Inc.’s Class A Common Stock offered in the $100 Million Rights Offering).

Amendments to 2004 Credit Agreement

In February, July and September 2006, Products Corporation secured the following amendments to its 2004 Credit Agreement:

•	the first amendment enabled Products Corporation to add back to the definition of ‘‘EBITDA’’ the lesser of (i) $50 million; or (ii) the cumulative one-time charges associated with (a) the aforementioned February 2006 organizational realignment; and (b) the non-recurring costs in the third and fourth quarters of 2005 associated with the Vital Radiance brand and the complete re-stage of its Almay brand;

•	the second amendment among other things, added an additional $100.0 million (the ‘‘Term Loan Add-on’’) to the 2004 Term Loan Facility, reset the 2004 Credit Agreement’s senior secured leverage ratio covenant to 5.5 to 1.0 through June 30, 2007, stepping down to 5.0 to 1.0 for the remainder of the term of the 2004 Credit Agreement, and enabled Products Corporation to add back to ‘‘EBITDA’’ up to $25 million related to restructuring charges (in addition to the restructuring charges permitted to be added back pursuant to the first amendment to the 2004 Credit Agreement) and charges for certain product returns and/or product discontinuances. The proceeds from the $100.0 million Term Loan Add-on were used to repay in July 2006 $78.6 million of outstanding indebtedness under the 2004 Multi-Currency Facility under the 2004 Credit Agreement, without any permanent reduction in the commitment under that facility, and the balance of $11.7 million, after the payment of fees and expenses incurred in connection with consummating such transaction, was used for general corporate purposes; and

•	the third amendment enabled Products Corporation to add back to ‘‘EBITDA’’ up to $75 million of restructuring charges (in addition to the restructuring charges permitted to be added back pursuant to the first and second amendments to the 2004 Credit Agreement), asset impairment charges, inventory write-offs, inventory returns costs and in each case related charges in connection with the previously-announced discontinuance of the Vital Radiance brand, the Company’s CEO change in September 2006 and the September 2006 organizational streamlining.

Under the 2004 Credit Agreement, ‘‘EBITDA’’ was, and under the 2006 Credit Agreement ‘‘EBITDA’’ is, used in the determination of Products Corporation’s senior secured leverage ratio and the consolidated fixed charge coverage ratio.

2005 Refinancing Transactions

In March 2005, Products Corporation issued $310.0 million aggregate principal amount of its Original 9½% Senior Notes (as defined in Note 8 to the Consolidated Financial Statements). This issuance and the related transactions extended the maturities of Products Corporation’s debt that would have otherwise been due in 2006.

The proceeds from the Original 9½% Senior Notes were used to prepay $100.0 million of indebtedness outstanding under the 2004 Term Loan Facility under the 2004 Credit Agreement, together with accrued interest and the associated $5.0 million prepayment fee, and to pay $7.0 million in certain fees and expenses associated with the issuance of the Original 9½% Senior Notes.

The remaining $197.9 million in proceeds was used to redeem all of the $116.2 million aggregate principal amount outstanding of Products Corporation’s 8 1/8% Senior Notes, plus accrued interest of $1.9 million, and all of the $75.5 million aggregate principal amount outstanding of Products Corporation’s 9% Senior Notes, plus accrued interest of $3.1 million and the applicable premium of $1.1 million. The aggregate redemption amounts for the 8 1/8% Senior Notes and 9% Senior Notes were $118.1 million and $79.8 million, respectively, which constituted the full principal amount and interest payable on the 8 1/8% Senior Notes and the 9% Senior Notes up to, but not including, the redemption date, and, with respect to the 9% Senior Notes, the applicable premium.

In June 2005, all of the Original 9½% Senior Notes which were issued by Products Corporation in March 2005 were exchanged for the March 2005 9½% Senior Notes (as defined in Note 8 to the Consolidated Financial Statements), which have substantially identical terms to the Original 9½% Senior Notes, except that the March 2005 9½% Senior Notes are registered with the SEC under the Securities Act of 1933, as amended (the ‘‘Securities Act’’), and the transfer restrictions and registration rights applicable to the Original 9½% Senior Notes do not apply to the March 2005 9½% Senior Notes.

In August 2005, Products Corporation issued $80.0 million aggregate principal amount of the Additional 9½% Senior Notes (as defined in Note 8 to the Consolidated Financial Statements), which priced at 95¼% of par. Products Corporation issued the Additional 9½% Senior Notes as additional notes pursuant to the same indenture, dated as of March 16, 2005, governing the March 2005 9½% Senior Notes (the ‘‘9½% Senior Notes Indenture’’). The Additional 9½% Senior Notes constitute a further issuance of, are the same series as, and will vote on any matters submitted to note holders with, the March 2005 9½% Senior Notes.

In December 2005, all of the Additional 9½% Senior Notes issued by Products Corporation were exchanged for new August 9½% Senior Notes (as defined in Note 8 to the Consolidated Financial Statements), which have substantially identical terms to the Additional 9½% Senior Notes, except that the August 2005 9½% Senior Notes are registered with the SEC under the Securities Act, and the transfer restrictions and registration rights applicable to the Additional 9½% Senior Notes do not apply to the August 2005 9½% Senior Notes.

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

Sources and Uses

The Company’s principal sources of funds are expected to be operating revenues, cash on hand, and funds available for borrowing under the 2006 Credit Agreements, the 2004 Consolidated MacAndrews & Forbes Line of Credit and other permitted lines of credit. The 2006 Credit Agreements, the 2004 Consolidated MacAndrews & Forbes Line of Credit and the indentures governing the 9½% Senior Notes and the 8 5/8% Senior Subordinated Notes contain certain provisions that by their terms limit Products Corporation and its subsidiaries’ ability to, among other things, incur additional debt.

The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs (including, without limitation, the Company’s February 2006 Program and its September 2006 Program and prior programs), executive severance not otherwise included in the Company’s restructuring programs, debt service payments and costs and regularly scheduled pension and post-retirement benefit plan contributions. Cash contributions to the Company’s pension and post- retirement benefit plans were approximately $33 million in 2006 and the Company expects them to be approximately $35 million in 2007. In 2006, the Company’s purchases of wall displays were approximately $99 million and capital expenditures were approximately $22 million. In connection with the February 2006 Program the Company has recorded charges of approximately $10 million, all of which is expected to be cash, of which approximately $7 million was paid out in 2006 and approximately $3 million is expected to be paid in 2007. In connection with the September 2006 Program, the Company has recorded approximately $23 million of restructuring and other related costs in 2006 and expects to record approximately $6 million of additional restructuring and other related costs in 2007. Of the aggregate $29 million of charges to be incurred for the September 2006 Program, approximately $21 million are cash related, of which approximately $4 million of these were paid in 2006 and approximately $14 million is expected to be paid out in 2007 and the remaining $3 million through 2009.

The Company has undertaken, and continues to assess, refine and implement, a number of programs to efficiently manage its cash and working capital including, among other things, programs to carefully manage inventory levels, centralized purchasing to secure discounts and efficiencies in procurement, and providing additional discounts to U.S. customers for more timely payment of receivables and careful management of accounts payable and targeted controls on general and administrative spending.

Continuing to execute the Company’s business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, further refining the Company’s approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure. Any of these actions, whose intended purpose would be to create value through profitable growth, could result in the Company making investments and/or recognizing charges related to executing against such opportunities.

The Company expects that operating revenues, cash on hand and funds available for borrowing under the 2006 Credit Agreements, the 2004 Consolidated MacAndrews & Forbes Line of Credit and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2007, including cash requirements in connection with the payment of operating expenses, including expenses in connection with the execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs (including, without limitation, the Company’s February 2006 Program, its September 2006 Program and prior programs), executive severance not otherwise included in the Company’s restructuring programs, debt service payments and costs and regularly scheduled pension and post-retirement benefit plan contributions.

However, there can be no assurance that such funds will be sufficient to meet the Company’s cash requirements on a consolidated basis. If the Company’s anticipated level of revenue growth is not achieved because of, for example, decreased consumer spending in response to weak economic conditions or weakness in the mass-market cosmetics category, adverse changes in currency, decreased sales of the Company’s products as a result of increased competitive activities from the Company’s competitors, changes in consumer purchasing habits, including with respect to shopping channels, retailer inventory management, retailer space reconfigurations, less than anticipated results from the Company’s existing or new products or from its advertising and/or marketing plans, or if the Company’s expenses, including, without limitation, for advertising and promotions or for returns related to any reduction of retail space or product discontinuances, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet the Company’s cash requirements.

In the event of a decrease in demand for the Company’s products, reduced sales, lack of increases in demand and sales, changes in consumer purchasing habits, including with respect to shopping channels, retailer inventory management, retailer space reconfigurations, product discontinuances and/or advertising and promotion expenses or returns expenses exceeding its expectations or less than anticipated results from the Company’s existing or new products or from its advertising and/or marketing plans, any such development, if significant, could reduce the Company’s revenues and could adversely affect Products Corporation’s ability to comply with certain financial covenants under the 2006 Credit Agreements and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending.

(See Item 1A, ‘‘Risk Factors — The Company’s ability to service its debt and meet its cash requirements depends on many factors, including achieving anticipated levels of revenue growth and expenses. If such levels prove to be other than as anticipated, the Company may be unable to meet its cash requirements or Products Corporation may be unable to meet the requirements of the financial covenants under the 2006 Credit Agreements, which could have a material adverse effect on the Company’s business’’; ‘‘—The Company may be unable to increase its sales through the Company’s primary distribution channels’’; and ‘‘—Restrictions and covenants in Products Corporation’s debt agreements limit its ability to take certain actions and impose consequences in the event of failure to comply’’).

If the Company is unable to satisfy its cash requirements from the sources identified above or comply with its debt covenants or refinance Products Corporation’s 8 5/8% Senior Subordinated Notes on or before their maturity date in February 2008, the Company could be required to adopt one or more of the following alternatives:

•	delaying the implementation of or revising certain aspects of the Company’s business strategy;

•	reducing or delaying purchases of wall displays or advertising or promotional expenses;

•	reducing or delaying capital spending;

•	delaying, reducing or revising the Company’s restructuring programs;

•	restructuring Products Corporation’s indebtedness;

•	selling assets or operations;

•	seeking additional capital contributions or loans from MacAndrews & Forbes, Revlon, Inc., the Company’s other affiliates and/or third parties;

•	selling additional debt securities of Products Corporation; or

•	reducing other discretionary spending.

There can be no assurance that the Company would be able to take any of the actions referred to above because of a variety of commercial or market factors or constraints in Products Corporation’s debt instruments, including, for example, market conditions being unfavorable for an equity or debt issuance, additional capital contributions or loans not being available from affiliates and/or third parties, or that the transactions may not be permitted under the terms of Products Corporation’s various debt instruments then in effect, because of restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable the Company to satisfy its cash requirements or enable Products Corporation to comply with its debt covenants if the actions do not generate a sufficient amount of additional capital. (See Item 1A, ‘‘Risk Factors’’ for further discussion of risks associated with the Company’s business).

The terms of the 2006 Credit Agreements, the 2004 Consolidated MacAndrews & Forbes Line of Credit and the indentures governing Products Corporation’s 9½% Senior Notes and its 8 5/8% Senior Subordinated Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc. to enable Revlon, Inc., among other things, to pay expenses incidental to being a public holding company, including, among other things, professional fees, such as legal, accounting and insurance fees, regulatory fees, such as SEC filing fees, and other miscellaneous expenses related to being a public holding company and, subject to certain limitations, to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Stock Plan.

As a result of dealing with suppliers and vendors in a number of foreign countries, Products Corporation enters into foreign currency forward exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. There were foreign currency forward exchange contracts with a notional amount of $42.5 million outstanding at December 31, 2006. The fair value of foreign currency forward exchange contracts outstanding at December 31, 2006 was $(0.4) million.

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual commitments and commercial obligations that affect the Company’s financial condition and liquidity position as of December 31, 2006:

	Payments Due by Period (dollars in millions)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term Debt, including Current Portion	$1,504.9	$—	$232.1	$406.8	$866.0
Interest on Long-term Debt(a)	595.1	139.8	242.5	209.5	3.3
Capital Lease Obligations	3.1	1.2	1.5	0.4	—
Operating Leases(b)	87.3	15.7	16.1	18.8	36.7
Purchase Obligations(c)	46.5	46.5	—	—	—
Other Long-term Obligations(d)	50.2	43.3	6.9	—	—
Total Contractual Cash Obligations	$2,287.1	$246.5	$499.1	$635.5	$906.0

(a)	Consists of interest primarily on the 9½% Senior Notes and the 8 5/8% Senior Subordinated Notes and on the new $840 million term loan under the new 2006 Term Loan Facility through the respective maturity dates based upon assumptions regarding the amount of debt outstanding under the 2006 Credit Agreements and assumed interest rates. In connection with completing the $100 Million Rights Offering in January 2007 (see ‘‘Recent Developments’’), Products Corporation redeemed $50.0 million in aggregate principal amount of its 8 5/8% Senior Subordinated Notes. Accordingly, at February 22, 2007 the principal amount outstanding which matures in 1-3 years is $182.1 million, including $167.4 million in aggregate principal amount of the 8 5/8% Senior Subordinated Notes maturing in February 2008.

(b)	As part of the September 2006 organizational streamlining, the Company has agreed to cancel its lease and modify its sublease of its New York City headquarters space, including vacating 23,000 square feet in December 2006 and 77,300 square feet which the Company will vacate during the first quarter of 2007. The Company expects these space reductions will result in savings in rental and related expense. The lease and sublease obligations as revised are reflected in this Contractual Obligations table.

(c)	Consists of purchase commitments for finished goods, raw materials, components and services pursuant to enforceable and legally binding obligations which include all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.

(d)	Consists primarily of obligations related to advertising contracts. Such amounts exclude employment agreements, severance and other contractual commitments, which severance and other contractual commitments related to restructuring are discussed under ‘‘Restructuring Costs’’.

Off-Balance Sheet Transactions

The Company does not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In June 2006, the FASB issued Financial Interpretation Number (‘‘FIN’’) 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109’’. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48 and currently expects that the adoption of FIN 48 will result in a reduction of its total tax reserves by approximately $25 million, which will reduce accumulated deficit.

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

In September 2006, the FASB issued SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement Nos. 87, 88, 106, and 132(R)’’ (‘‘SFAS No. 158’’). SFAS No. 158 is intended by FASB to improve financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit post-retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is also intended by the FASB to improve financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to:

a.	Recognize the funded status of a benefit plan — measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation — in its statement of financial position. For a pension plan, the benefit obligation is the projected benefit obligation; for any other post-retirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated post-retirement benefit obligation;

b.	Recognize as a component of other comprehensive income (loss), net of tax, the gains or losses recognized and prior service costs or credits that arise during the year but are not recognized in net income (loss) as components of net periodic benefit cost pursuant to FASB Statement No. 87, ‘‘Employers’ Accounting for Pensions’’, or No. 106, ‘‘Employers’ Accounting for Postretirement Benefits Other Than Pensions’’. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition assets or obligations remaining from the initial application of Statements Nos. 87 and 106, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of Statements Nos. 87 and 106;

c.	Measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions), which for the Company applies beginning with respect to the fiscal year ended December 31, 2008; and

d.	Disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations.

An employer with publicly traded equity securities is required to initially recognize the funded status of the defined benefit pension plans and other post-retirement plans and to provide the required disclosures as of the end of its fiscal years ending after December 15, 2006. See Note 11 to the Consolidated Financial Statements for further discussion of the impact of adopting SFAS No. 158 on the results of operations or financial condition of the Company.

In September 2006, the SEC issued Staff Accounting Bulletin (‘‘SAB’’) No. 108, ‘‘Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,’’ which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes that registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, filed after the publication of SAB No. 108 (which occurred on September 13, 2006). The application of SAB No. 108 did not have any impact on the Company’s consolidated results of operations and/or financial condition.

Inflation

In general, the Company’s costs are affected by inflation and the effects of inflation may be experienced by the Company in future periods. Management believes, however, that such effects have not been material to the Company during the past three years in the U.S. and in foreign non-hyperinflationary countries. The Company operates in certain countries around the world, such as Argentina, Brazil, Venezuela and Mexico, which have in the past experienced hyperinflation. In hyperinflationary foreign countries, the Company attempts to mitigate the effects of inflation by increasing prices in line with inflation, where possible, and efficiently managing its working capital levels.

Subsequent Events

See ‘‘Part I, Item 1 — Recent Developments.’’

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The Company has exposure to changing interest rates primarily under the 2006 Term Loan Facility and 2006 Revolving Credit Facility under the 2006 Credit Agreements. The Company manages interest rate risk through the use of a combination of fixed and floating rate debt. The Company from time to time makes use of derivative financial instruments to adjust its fixed and floating rate ratio. There were no such derivative financial instruments outstanding at December 31, 2006. The table below provides information about the Company’s indebtedness that is sensitive to changes in interest rates. The table presents cash flows with respect to principal on indebtedness and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2006. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.

Exchange Rate Sensitivity

The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. In addition, a portion of the Company’s borrowings are denominated in foreign currencies, which are also subject to market risk associated with exchange rate movement. The Company from time to time hedges major foreign currency cash exposures generally through foreign exchange forward and option contracts. Products Corporation enters into these contracts with major financial institutions to minimize counterparty risk. These contracts generally have a duration of less than twelve months and are primarily against the U.S. dollar. In addition, Products Corporation enters into foreign currency swaps to hedge intercompany financing transactions. The Company does not hold or issue financial instruments for trading purposes.

	Expected maturity date for the year ended December 31, (dollars in millions, except for rate information)
Debt	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value December 31, 2005
Short-term variable rate (various currencies)	$8.9	—	—	—	—	—	$8.9	$8.9
Average interest rate (a)	11.6%	—	—	—	—	—	—	—
Short-term fixed rate — third party (€)	0.7	—	—	—	—	—	0.7	0.7
Average interest rate	6.0%	—	—	—	—	—	—	—
Long-term fixed rate — third party ($US)	—	$217.4 (b)	—	—	$390.0	—	607.4	588.3
Average interest rate	—	8.6%	—	—	9.5%	—	—	—
Long-term variable rate — third party ($US)	—	6.3	$8.4	$8.4	8.4	$866.0	897.5	897.5
Average interest rate (a)	—	9.0%	9.0%	9.1%	9.0%	8.9%	—	—
Total debt	$9.6	$223.7	$8.4	$8.4	$398.4	$866.0	$1,514.5	$1,495.4

Forward Contracts	Average Contractual Rate $/FC	Original US Dollar Notional Amount	Contract Value December 31, 2006	Fair Value December 31, 2006
Sell Euros/Buy USD	1.2854	$1.3	$1.2	$(0.1)
Sell British Pounds/Buy USD	1.9081	7.8	7.6	(0.2)
Sell Australian Dollars/Buy USD	0.7662	11.0	10.7	(0.3)
Sell Canadian Dollars/Buy USD	0.8879	12.8	13.2	0.4
Sell South African Rand/Buy USD	0.1399	5.4	5.4	—
Sell Hong Kong Dollars/Buy USD	0.1286	0.5	0.5	—
Buy Australian Dollars/Sell New Zealand Dollars	1.1805	3.4	3.2	(0.2)
Sell New Zealand Dollars/Buy USD	0.6447	0.3	0.3	—
Total forward contracts		$42.5	$42.1	$(0.4)

(a)	Weighted average variable rates are based upon implied forward rates from the yield curves at December 31, 2006.

(b)	In connection with completing the $100 Million Rights Offering in January 2007 (see ‘‘Recent Developments’’), Products Corporation redeemed $50.0 million in aggregate principal amount of its 8 5/8% Senior Subordinated Notes. Accordingly, at February 22, 2007 the outstanding aggregate principal amount of the 8 5/8% Senior Subordinated Notes maturing in February 2008 is $167.4 million.

Item 8.    Financial Statements and Supplementary Data

Reference is made to the Index on page F-1 of the Company’s Consolidated Financial Statements and the Notes thereto contained herein.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.    Controls and Procedures

(a)    Disclosure Controls and Procedures.    The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective.

Products Corporation is not an ‘‘accelerated filer’’ as defined in Rule 12b-2 of the Exchange Act. Accordingly, Products Corporation’s management is not required to perform an assessment of its internal control over financial reporting for, and its management report on its internal control over financial reporting is not required to be included in, Products Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Revlon, Inc., the owner of 100% of the outstanding shares of Products Corporation’s capital stock, which is Revlon, Inc.’s only material asset or holding, is an ‘‘accelerated filer.’’ The Sarbanes-Oxley Act of 2002 and the SEC’s related rules and regulations require Revlon, Inc. to include management’s report on Revlon, Inc.’s internal control over financial reporting in Revlon, Inc.’s Annual Reports on Form 10-K and include a report from its independent registered public accounting firm attesting to such management report. Revlon, Inc. has included this report and attestation in Revlon, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Revlon, Inc.’s management determined that as of December 31, 2006, its internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited Revlon, Inc.’s financial statements included in its Annual Report on Form 10-K for the period ended December 31, 2006 (as well as Products Corporation’s financial statements included in this Annual Report on Form 10-K for the period ended December 31, 2006), has issued an audit report on Revlon, Inc.’s management’s assessment of internal control over financial reporting, which report expressed an unqualified opinion on management’s assessment of, and on the effective operation of internal control over financial reporting, which appears on page F-3 of Revlon, Inc.’s Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC on March 13, 2007.

(b)    Changes in Internal Control Over Financial Reporting.    There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

(1)    Appointment of Principal Officers.    Effective in March 2007 after the Company files this Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the Board of Directors of each of Revlon, Inc. and Products Corporation elected Edward A. Mammone Senior Vice President, Corporate Controller and Chief Accounting Officer. With the transition of the roles of Corporate Controller and Chief Accounting Officer to Mr. Mammone, Mr. Ennis, who has served as Executive Vice President, Chief Financial Officer, Corporate Controller and Chief Accounting Officer, will remain the Company’s Executive Vice President and Chief Financial Officer.

Prior to his appointment as the Company’s Senior Vice President, Corporate Controller and Chief Accounting Officer, Mr. Mammone (38) served as the Company’s Senior Vice President, International CFO since March 2005. From 1997 through 2005, Mr. Mammone held positions of increasing responsibility with the Company in the Finance group. Prior to joining the Company in 1997, Mr. Mammone worked for Grant Thornton LLP as an Audit Manager. Mr. Mammone is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Mammone does not have any family relationships with any of the Company’s directors or executive officers and is not a party to any transactions listed in Item 404(a) of Regulation S-K.

Forward Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2006, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on the beliefs, expectations, estimates, projections, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company’s actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company’s expectations and estimates (whether qualitative or quantitative) as to:

(i)	the Company’s future financial performance;

(ii)	the effect on sales of weak economic conditions, adverse currency fluctuations, category weakness, competitive activities, retailer inventory management, retailer space reconfigurations, less than anticipated results from the Company’s existing or new products or from its advertising and/or marketing plans, changes in consumer purchasing habits, including with respect to shopping channels and higher than anticipated expenses, including, without limitation, for advertising and promotions or returns related to any reduction of retail space or product discontinuances;

(iii)	the Company’s belief that the continued execution of its business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more of its brands or product lines, launching additional new products, further refining its approach to retail merchandising and/or take further actions to optimize its manufacturing, sourcing and organizational size and structure, any of which, whose intended purpose would be to create value through profitable growth, could result in the Company making investments and/or recognizing charges related to executing against such opportunities;

(iv)	the Company’s expectations regarding its business strategy, including (a) its plans to build and leverage its brands, particularly the Revlon brand, across the categories in which it competes, including, in addition to Revlon and Almay brand color cosmetics, driving growth in other beauty care categories, including women’s hair color, beauty tools, fragrance and antiperspirants and deodorants, including by: 1) reinvigorating new product development, fully utilizing the Company’s creative, marketing and research and development capabilities, 2) reinforcing clear, consistent brand positioning through effective, innovative advertising and promotion, and 3) working with the Company’s retail customers to continue to increase the effectiveness of its in-store marketing, promotion and display walls across categories and brands; (b) its plans to continue to build organizational capability primarily through a focus on recruitment and retention of skilled people, providing opportunities for professional development and expanded responsibilities and roles and rewarding the Company’s employees for success; (c) its plans to leverage worldwide its U.S. — based marketing, research and development and new product development and that its international business will focus on its well-established, strong national and multi-national brands, investing at appropriate competitive levels, controlling spending and working capital and optimizing the supply chain and cost structure; (d) its plans to capitalize on what the Company believes are significant opportunities to improve its operating margins and cash flow over time, with key areas of focus continuing to be reducing sales returns, costs of goods sold, general and administrative expenses and improving working capital management; and (e) its plans to continue to take advantage of opportunities to reduce and refinance its debt, including, without limitation, refinancing the remaining balance of Products Corporation’s 8 5/8% Senior Subordinated Notes;

(v)	restructuring activities, restructuring costs, the timing of restructuring payments and the benefits from such activities, including the Company’s expectations that (1) ongoing annualized savings associated with the February 2006 Program will be approximately $15 million, primarily benefiting SG&A expense, and that such program will streamline internal processes and enable the Company to continue to be more effective and efficient in meeting the needs of its consumers and retail customers; and (2) ongoing annualized savings associated with the September 2006 Program will be approximately $33 million, primarily benefiting SG&A expense, and that such program will enable the Company to reduce costs and improve its profit margins largely through consolidating responsibilities in certain related functions and reducing layers of management to increase accountability and effectiveness; streamlining support functions to reflect the new organizational structure; eliminating certain senior executive positions; and consolidating various facilities;

(vi)	the Company’s expectation that operating revenues, cash on hand and funds available for borrowing under Products Corporation’s 2006 Credit Agreements, the 2004 Consolidated MacAndrews & Forbes Line of Credit and other permitted lines of credit will be sufficient to satisfy the Company’s operating expenses in 2007, including cash requirements referred to in item (viii) below;

(vii)	the Company’s expected sources of funds, including the availability of funds from Products Corporation’s 2006 Credit Agreements, the 2004 Consolidated MacAndrews & Forbes Line of Credit and other permitted lines of credit, restructuring indebtedness, selling assets or operations, capital contributions and/or loans from MacAndrews & Forbes, Revlon, Inc. or the Company’s other affiliates and/or third parties and/or the sale of additional debt securities of Products Corporation;

(viii)	the Company’s expected uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the execution of the Company’s business strategy, payments in connection with the Company’s purchases of permanent wall displays, capital expenditure requirements, restructuring programs (including, without limitation, the February 2006 Program, the September 2006 Program and prior programs), executive severance not otherwise included in the Company’s restructuring programs, debt service payments and costs and regularly scheduled pension and post-retirement benefit plan contributions, and its estimates of operating expenses, working capital expenses, wall display costs, capital expenditures, the amount and timing of restructuring costs, executive severance, debt service payments (including payments required under Products Corporation’s debt instruments) and cash contributions to the Company’s pension plans and post-retirement benefit plans;

(ix)	matters concerning the Company’s market-risk sensitive instruments;

(x)	the expected effects of the Company’s adoption of certain accounting principles; and

(xi)	the Company’s plan to efficiently manage its cash and working capital, including, among other things, by carefully managing inventory levels, centralized purchasing to secure discounts and efficiencies in procurement, and providing additional discounts to U.S. customers for more timely payment of receivables and carefully managing accounts payable and targeted controls on general and administrative spending.

Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language such as ‘‘estimates,’’ ‘‘objectives,’’ ‘‘visions,’’ ‘‘projects,’’ ‘‘forecasts,’’ ‘‘plans,’’ ‘‘targets,’’ ‘‘strategies,’’ ‘‘opportunities,’’ ‘‘drivers,’’ ‘‘believes,’’ ‘‘intends,’’ ‘‘outlooks,’’ ‘‘initiatives,’’ ‘‘expects,’’ ‘‘scheduled to,’’ ‘‘anticipates,’’ ‘‘seeks,’’ ‘‘may,’’ ‘‘will,’’ or ‘‘should’’ or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategies, targets, models or intentions. Forward-looking statements speak only as of the date they are made, and except for the Company’s ongoing obligations under the U.S. federal securities laws, the Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Investors are advised, however, to consult any additional disclosures the Company made or may make in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC in 2006 and 2007 (which, among other places, can be found on the SEC’s website at

http://www.sec.gov). The information available from time to time on such website shall not be deemed incorporated by reference into this Annual Report on Form 10-K. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. In addition to factors that may be described in the Company’s filings with the SEC, including this filing, the following factors, among others, could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:

(i)	unanticipated circumstances or results affecting the Company’s financial performance, including decreased consumer spending in response to weak economic conditions or weakness in the mass-market cosmetics category; changes in consumer preferences, such as reduced consumer demand for the Company’s color cosmetics and other current products, including new product launches; changes in consumer purchasing habits, including with respect to shopping channels; lower than expected retail customer acceptance or consumer acceptance of, or less than anticipated results from, the Company’s existing or new products; higher than expected advertising and promotion expenses or lower than expected results from the Company’s advertising and/or marketing plans; higher than expected returns or decreased sales of the Company’s existing or new products; actions by the Company’s customers, such as retailer inventory management and greater than anticipated retailer space reconfigurations and/or product discontinuances; and changes in the competitive environment and actions by the Company’s competitors, including business combinations, technological breakthroughs, new products offerings, increased advertising, marketing and promotional spending and marketing and promotional successes by competitors, including increases in market share;

(ii)	the effects of and changes in economic conditions (such as inflation, monetary conditions and foreign currency fluctuations, as well as in trade, monetary, fiscal and tax policies in international markets) and political conditions (such as military actions and terrorist activities);

(iii)	unanticipated costs or difficulties or delays in completing projects associated with the execution of the Company’s business strategy or lower than expected revenues or inability to achieve profitability over the long-term as a result of such strategy, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more of the Company’s brands or product lines, launching of new product lines, including difficulties or delays, or higher than expected expenses, in launching its new products for 2007, further refining its approach to retail merchandising, and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company’s manufacturing, sourcing, supply chain or organizational size and structure;

(iv)	difficulties, delays or unanticipated costs in implementing and refining the Company’s business strategy, which could affect the Company’s ability to achieve its objectives as set forth in clause (iv) above, such as (a) less than effective product development, less than expected growth of the Revlon or Almay brands and/or in women’s hair color, beauty tools, fragrance and/or antiperspirants and deodorants, such as due to less than expected acceptance of the Company’s new products under these brands and lines by consumers and/or retail customers, less than expected acceptance of the Company’s advertising, promotion and/or marketing plans by the Company’s consumers and/or retail customers, disruptions, delays or difficulties in executing the Company’s business strategy or less than expected investment in brand support or greater than expected competitive investment; (b) difficulties, delays or the inability to build organizational capability, recruit and retain skilled people, provide employees with opportunities to develop professionally, provide them with expanded responsibilities or roles and/or reward the Company’s employees for success; (c) difficulties, delays or unanticipated costs in connection with the Company’s plans to strengthen its international operations, such as due to higher than anticipated levels of investment required to support and build the Company’s brands globally or less than anticipated results from the Company’s national and multi-national brands; (d) difficulties, delays or unanticipated costs in connection with the Company’s plans to improve its operating margins and cash flows over time, such as difficulties, delays or the inability to take actions intended to improve results in sales returns, cost of goods sold, general and administrative expenses and/or in working capital management; and/or (e) difficulties, delays or unanticipated costs in, or the Company’s inability to consummate, transactions to reduce and refinance its debt, including difficulties, delays or the inability to refinance the remaining balance of the 8 5/8% Senior Subordinated Notes, in whole or in part;

(v)	difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company’s restructuring activities, such as less than anticipated on-going annualized savings from the February 2006 Program and/or the September 2006 Program, including from the space reductions in its New York headquarters, and the risk that the February 2006 Program and/or the September 2006 Program may not satisfy the Company’s objectives as set forth in clause (v) above;

(vi)	lower than expected operating revenues, the inability to secure capital contributions or loans from MacAndrews & Forbes, Revlon, Inc. or the Company’s other affiliates and/or third parties;

(vii)	the unavailability of funds under Products Corporation’s 2006 Credit Agreements, the 2004 Consolidated MacAndrews & Forbes Line of Credit or other permitted lines of credit, restructuring indebtedness, selling assets or operations, capital contributions and/or the sale of additional debt securities;

(viii)	higher than expected operating expenses, sales returns, working capital expenses, wall display costs, capital expenditures, restructuring costs, executive severance not otherwise included in the Company’s restructuring programs, debt service payments, regularly scheduled cash pension plan contributions and/or post-retirement benefit plan contributions;

(ix)	interest rate or foreign exchange rate changes affecting the Company and its market-risk sensitive financial instruments;

(x)	unanticipated effects of the Company’s adoption of certain new accounting standards; and

(xi)	difficulties, delays or the inability of the Company to efficiently manage its cash and working capital.

Factors other than those listed above could also cause the Company’s results to differ materially from expected results. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

Intentionally omitted in accordance with General Instruction I of Form 10-K.

Item 11.    Executive Compensation

Intentionally omitted in accordance with General Instruction I of Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Intentionally omitted in accordance with General Instruction I of Form 10-K.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Intentionally omitted in accordance with General Instruction I of Form 10-K.

Item 14.    Principal Accountant Fees and Services

AUDIT FEES

The Board of Directors of Revlon, Inc., which owns 100% of Products Corporation’s common stock, maintains an Audit Committee in accordance with applicable SEC rules and the NYSE’s listing standards. In accordance with the charter of Revlon, Inc.’s Audit Committee, a printable and current copy of which is available at www.revloninc.com, Revlon, Inc.’s Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of Revlon, Inc.’s and Products Corporation’s independent auditors, KPMG LLP, for the purpose of preparing and issuing its audit report or performing other audit, review or attest services for Revlon, Inc. and Products Corporation. The independent auditors report directly to Revlon, Inc.’s Audit Committee, and Revlon, Inc.’s Audit Committee is directly responsible for, among other things, reviewing in advance, and granting any appropriate pre-approvals of, (a) all auditing services to be provided by the independent auditor and (b) all non-audit services to be provided by the independent auditor (as permitted by the Exchange Act), and in connection therewith to approve all fees and other terms of engagement, as required by the applicable rules of the Exchange Act and subject to the exemptions provided for in such rules. Revlon, Inc.’s Audit Committee has an Audit Committee Pre-Approval Policy for pre-approving all permissible audit and non-audit services performed by KPMG LLP. In 2005, the Audit Committee approved the Audit Committee Pre-Approval Policy for 2006, a printable and current copy of which is available at www.revloninc.com.

The aggregate fees billed for professional services by KPMG LLP in 2006 and 2005 for these various services for Revlon, Inc. and Products Corporation in the aggregate were (in millions):

Types of Fees	2006	2005
Audit Fees	$4.7	$4.6
Audit-Related Fees	0.2	0.5
Tax Fees	0.4	0.3
All Other Fees	—	—
TOTAL FEES	$5.3	$5.4

In the above table, in accordance with the SEC definitions and rules, ‘‘audit fees’’ are fees the Company paid KPMG LLP for professional services rendered for the audits of (i) Revlon, Inc.’s and Products Corporation’s annual financial statements, (ii) management’s assessment of the effectiveness of Revlon, Inc.’s internal control over financial reporting, (iii) the effectiveness of Revlon, Inc.’s internal control over financial reporting and (iv) the review of financial statements included in Revlon, Inc.’s and Products Corporation’s Quarterly Reports on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements; ‘‘audit-related fees’’ are fees billed by KPMG LLP for assurance and related services that are traditionally performed by the auditor, including services performed by KPMG LLP related to employee benefit plan audits, Products Corporation’s issuance in March and August 2005 of its 9½% Senior Notes due 2011, the universal shelf registration statement filed by Revlon, Inc. with the SEC in 2005 and certain equity issuances undertaken pursuant to such shelf registration, including the $110 Million Rights Offering consummated by Revlon, Inc. in March 2006, and the December launch of Revlon, Inc.’s $100 Million Rights Offering, which was completed in January 2007, and attest services not required by statute or regulation; ‘‘tax fees’’ are fees for permissible tax compliance, tax advice and tax planning; and ‘‘all other fees’’ are fees billed by KPMG LLP to the Company for any permissible services not included in the first three categories.

All of the services performed by KPMG LLP for the Company during 2006 and 2005 were either expressly pre-approved by the Audit Committee or were pre-approved in accordance with the Audit Committee’s Pre-Approval Policy, and the Audit Committee was provided with regular updates as to the nature of such services and fees paid for such services.

Website Availability of Reports and Other Corporate Governance Information

Revlon, Inc., which owns 100% of Products Corporation common stock, maintains a comprehensive corporate governance program, including Corporate Governance Guidelines for Revlon, Inc.’s Board of Directors, Revlon, Inc.’s Board Guidelines for Assessing Director Independence and charters for Revlon, Inc.’s Audit Committee, Nominating and Corporate Governance Committee and Compensation and Stock Plan Committee. Revlon, Inc. maintains a corporate investor relations website, www.revloninc.com, where stockholders and other interested persons may review, without charge, among other things, Revlon, Inc.’s corporate governance materials and certain SEC filings (such as Revlon, Inc.’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, annual reports, Section 16 reports reflecting certain changes in the stock ownership of Revlon, Inc.’s directors and Section 16 executive officers, and certain other documents filed with the SEC), each of which are generally available on the same business day as the filing date with the SEC on the SEC’s website http://www.sec.gov, as well as on Revlon, Inc.’s website http://www.revloninc.com. In addition, under the section of the website entitled, ‘‘Corporate Governance,’’ Revlon, Inc. posts printable copies of the latest versions of its Corporate Governance Guidelines, Board Guidelines for Assessing Director Independence, charters for Revlon, Inc.’s Audit Committee, Nominating and Corporate Governance Committee and Compensation and Stock Plan Committee, as well as Revlon, Inc.’s and the Company’s Code of Business Conduct, which includes Revlon, Inc.’s and the Company’s Code of Ethics for Senior Financial Officers and the Audit Committee Pre-Approval Policy, each of which the Company will provide in print, without charge, upon written request to Robert K. Kretzman, Executive Vice President and Chief Legal Officer, Revlon, Inc., 237 Park Avenue, New York, NY 10017. The business and financial materials and any other statement or disclosure on, or made available through, Revlon, Inc.’s websites referred to in this Form 10-K shall not be deemed incorporated by reference into this Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	List of documents filed as part of this Report:

(1)	Consolidated Financial Statements and Independent Auditors’ Report included herein: See Index on page F-1.

(2)	Financial Statement Schedule: See Index on page F-1.

All other schedules are omitted as they are inapplicable or the required information is furnished in the Consolidated Financial Statements of the Company or the Notes thereto.

(3)	List of Exhibits:

3.	Certificate of Incorporation and By-laws.

3.1	Restated Certificate of Incorporation of Products Corporation, dated May 13, 2004 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Products Corporation for the quarter ended March 31, 2004 filed with the Commission on May 17, 2004).

3.2	Amended and Restated By-Laws of Products Corporation dated as of June 5, 2002 (incorporated by reference to Exhibit 3.3 to the Products Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed with the Commission on August 14, 2002).

4.	Instruments Defining the Rights of Security Holders, Including Indentures.

4.1	Credit Agreement, dated as of July 9, 2004, among Revlon Consumer Products Corporation (‘‘Products Corporation’’) and certain local borrowing subsidiaries, as borrowers, the lenders and issuing lenders party thereto, Citicorp USA, Inc., as term loan administrative agent, Citicorp USA, Inc. as multi-currency administrative agent, Citicorp USA, Inc., as collateral agent, UBS Securities LLC, as syndication agent, and Citigroup Global Markets Inc., as sole lead arranger and sole bookrunner (the ‘‘2004 Credit Agreement’’) (incorporated by reference to Exhibit 4.34 to the Current Report on Form 8-K of Products Corporation filed with the Commission on July 13, 2004).

4.2	First Amendment dated February 15, 2006 to the 2004 Credit Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Products Corporation filed with the Commission on February 17, 2006 (the ‘‘Products Corporation February 17, 2006 Form 8-K’’)).

4.3	Second Amendment dated as of July 28, 2006 to the 2004 Credit Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Products Corporation filed with the Commission on July 28, 2006).

4.4	Third Amendment dated as of September 29, 2006 to the 2004 Credit Agreement, (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of Revlon Consumer Products Corporation filed with the Commission on September 29, 2006).

4.5	Fourth Amendment, dated as of December 20, 2006, to the 2004 Credit Agreement, (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Revlon Consumer Products Corporation filed with the Commission on December 21, 2006 (the ‘‘Products Corporation December 21, 2006 Form 8-K’’)).

4.6	Amended and Restated Pledge and Security Agreement, dated as of December 20, 2006 among Revlon, Inc., Products Corporation and the additional grantors party thereto, in favor of Citicorp USA, Inc. as collateral agent for the secured parties (incorporated by reference to Exhibit 4.3 to the Products Corporation December 21, 2006 Form 8-K).

4.7	Amended and Restated Intercreditor and Collateral Agency Agreement, dated as of December 20, 2006 among Citicorp USA, Inc., as administrative agent for the multi-currency lenders and issuing lenders, Citicorp USA, Inc., as administrative agent for the term loan lenders, Citicorp USA, Inc., as collateral agent for the secured parties, Revlon, Inc., Products Corporation and each other loan party (incorporated by reference to Exhibit 4.4 to the Products Corporation December 21, 2006 Form 8-K).

4.8	Term Loan Agreement, dated as of December 20, 2006 among Products Corporation, as borrower, the lenders party thereto, Citicorp USA, Inc., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., as syndication agent, and Citigroup Global Capital Markets Inc., as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 4.1 to the Products Corporation December 21, 2006 Form 8-K).

4.9	Indenture, dated as of February 1, 1998, between Products Corporation (as successor to Revlon Escrow Corp,) and U.S. Bank Trust National Association, as trustee, relating to the 8 5/8% Senior Subordinated Notes due 2008 (as amended, the ‘‘8 5/8% Senior Subordinated Notes Indenture’’) (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 of Products Corporation filed with the Commission on March 12, 1998, File No. 333-47875 (the ‘‘Products Corporation March 1998 Form S-1’’)).

4.10	First Supplemental Indenture, dated March 4, 1998, among Products Corporation, Revlon Escrow Corp. and U.S. Bank Trust National Association, as trustee, amending the 8 5/8% Senior Subordinated Notes Indenture (incorporated by reference to Exhibit 4.4 to the Products Corporation March 1998 Form S-1).

4.11	Second Supplemental Indenture, dated as of February 11, 2004, among Products Corporation, U.S. Bank Trust National Association, as trustee, and Revlon, Inc. as guarantor, amending the 8 5/8% Senior Subordinated Notes Indenture (incorporated by reference to Exhibit 4.31 of the Current Report on Form 8-K of Revlon, Inc. filed with the Commission on February 12, 2004).

4.12	Indenture, dated as of March 16, 2005, between Products Corporation and U.S. Bank National Association, as trustee, relating to Products Corporation’s 9½% Senior Notes due 2011 (incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K/A for the year ended December 31, 2004 of Products Corporation filed with the Commission on April 12, 2005).

4.13	Stock Purchase Agreement, dated February 17, 2006, between Revlon, Inc. and MacAndrews & Forbes Holdings Inc. (‘‘MacAndrews & Forbes Holdings’’) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Revlon, Inc. filed with the Commission on February 17, 2006 (the ‘‘Revlon, Inc. February 17, 2006 Form 8-K’’)).

4.14	Stock Purchase Agreement, dated December 18, 2006, between Revlon, Inc. and MacAndrews & Forbes Holdings (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Revlon, Inc. filed with the Commission on December 18, 2006).

10.	Material Contracts.

10.1	Tax Sharing Agreement, dated as of June 24, 1992, among MacAndrews & Forbes Holdings, Revlon, Inc., Products Corporation and certain subsidiaries of Products Corporation, as amended and restated as of January 1, 2001 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of Products Corporation for the fiscal year ended December 31, 2001 filed with the Commission on February 25, 2002).

10.2	Tax Sharing Agreement, dated as of March 26, 2004, by and among Revlon, Inc., Products Corporation and certain subsidiaries of Products Corporation (incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q of Products Corporation for the quarter ended March 31, 2004 filed with the Commission on May 17, 2004).

10.3	Separation Agreement, dated September 18, 2006, between Products Corporation and Jack L. Stahl (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarter ended September 30, 2006 filed with the Commission on November 7, 2006 (the ‘‘Revlon, Inc. 2006 Third Quarter Form 10-Q’’)).

10.4	Separation Agreement, dated October 6, 2006, between Products Corporation and Thomas E. McGuire (incorporated by reference to Exhibit 10.3 to the Revlon, Inc. 2006 Third Quarter Form 10-Q).

10.5	Employment Agreement, dated as of June 10, 2002, between Products Corporation and David L. Kennedy (the ‘‘Kennedy Employment Agreement’’) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Revlon, Inc. filed with the Commission on January 18, 2006).

10.6	First Amendment to Kennedy Employment Agreement, dated as of March 2, 2006 (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Revlon, Inc. for the year ended December 31, 2005 filed with the Commission on March 2, 2006).

10.7	Second Amendment to Kennedy Employment Agreement, dated as of September 18, 2006, between Products Corporation and David L. Kennedy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Revlon, Inc. filed with the SEC on September 19, 2006).

10.8	Employment Agreement, dated as of November 1, 2002, between Products Corporation and Robert K. Kretzman (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Revlon, Inc. for the fiscal year ended December 31, 2004 filed with the Commission on March 10, 2005 (the ‘‘Revlon, Inc. 2004 Form 10-K’’)).

10.9	Second Amended and Restated Revlon, Inc. Stock Plan (as amended, the ‘‘Stock Plan’’) (incorporated by reference to Appendix 1 to the Definitive Information Statement on Schedule 14C of Revlon, Inc. filed with the Commission on October 20, 2006, File No. 001-11178).

10.10	Form of Nonqualified Stock Option Agreement under the Stock Plan (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Revlon, Inc. for the fiscal year ended December 31, 2006 filed with the Commission on March 13, 2007).

10.11	Form of Restricted Stock Agreement under the Stock Plan (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of Revlon, Inc. for the fiscal year ended December 31, 2006 filed with the Commission on March 13, 2007).

10.12	Revlon Executive Bonus Plan (incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q of Products Corporation for the quarter ended June 30, 2005 filed with the Commission on August 9, 2005 (the ‘‘Products Corporation 2005 Second Quarter Form 10-Q’’)).

10.13	Amended and Restated Revlon Pension Equalization Plan, amended and restated as of December 14, 1998 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Revlon, Inc. for year ended December 31, 1998 filed with the Commission on March 3, 1999).

10.14	Executive Supplemental Medical Expense Plan Summary, dated July 2000 (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Revlon, Inc. for the year ended December 31, 2002 filed with the Commission on March 21, 2003).

10.15	Benefit Plans Assumption Agreement, dated as of July 1, 1992, by and among Revlon Holdings, Revlon, Inc. and Products Corporation (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 1992 of Products Corporation filed with the Commission on March 12, 1993).

10.16	Revlon Executive Severance Pay Plan (incorporated by reference to Exhibit 10.4 to the Revlon, Inc. 2006 Third Quarter Form 10-Q).

10.17	2004 Senior Unsecured Line of Credit Agreement, dated as of July 9, 2004, between Products Corporation and MacAndrews & Forbes Inc. (formerly known as MacAndrews & Forbes Holdings Inc.) (the ‘‘2004 Consolidated MacAndrews & Forbes Line of Credit’’) (incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarter ended June 30, 2004 filed with the Commission on August 16, 2004).

10.18	First Amendment, dated as of August 4, 2005, to the 2004 Consolidated MacAndrews & Forbes Line of Credit (incorporated by reference to Exhibit 10.33 to the Products Corporation 2005 Second Quarter Form 10-Q).

10.19	Second Amendment, dated as of February 17, 2006, to the 2004 Consolidated MacAndrews & Forbes Line of Credit (incorporated by reference to Exhibit 10.4 to the Products Corporation February 17, 2006 Form 8-K).

10.20	Third Amendment, dated December 18, 2006, to 2004 Consolidated MacAndrews & Forbes Line of Credit (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Products Corporation filed with the Commission on December 18, 2006).

10.21	Stockholders Agreement, dated as of February 20, 2004, by and between Revlon, Inc. and Fidelity Management & Research Co. (incorporated by reference to Exhibit 10.29 to the Current Report on Form 8-K of Revlon, Inc. filed with the Commission on February 23, 2004 (the ‘‘Revlon, Inc. February 23, 2004 Form 8-K’’)).

10.22	Investment Agreement, dated as of February 20, 2004, by and between Revlon, Inc. and MacAndrews & Forbes Holdings (as amended, the ‘‘2004 Investment Agreement’’) (incorporated by reference to Exhibit 10.30 of the Revlon, Inc. February 23, 2004 Form 8-K).

10.23	Amendment, dated as of March 24, 2004, to the 2004 Investment Agreement (incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K of Revlon, Inc. filed with the Commission on March 26, 2004).

10.24	Second Amendment, dated as of March 7, 2005, to the 2004 Investment Agreement (incorporated by reference to Exhibit 10.31 to the Revlon, Inc. 2004 Form 10-K).

10.25	Third Amendment, dated as of August 4, 2005, to the 2004 Investment Agreement (incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarter ended June 30, 2005 filed with the Commission on August 9, 2005).

10.26	Fourth Amendment, dated as of February 17, 2006, to the 2004 Investment Agreement (incorporated by reference to Exhibit 10.3 to the Revlon, Inc. February 17, 2006 Form 8-K).

10.27	Fifth Amendment, dated as of June 1, 2006, to the 2004 Investment Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Revlon, Inc. filed with the Commission on June 2, 2006).

21.	Subsidiaries.

*21.1	Subsidiaries of Revlon Consumer Products Corporation.

24.	Powers of Attorney.

*24.1	Power of Attorney executed by Ronald O. Perelman.

*24.2	Power of Attorney executed by Donald G. Drapkin.

*24.3	Power of Attorney executed by Alan S. Bernikow.

*24.4	Power of Attorney executed by Edward J. Landau.

*24.5	Power of Attorney executed by Barry F. Schwartz.

*31.1	Certification of David L. Kennedy, Chief Executive Officer, dated March 13, 2007, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

*31.2	Certification of Alan T. Ennis, Chief Financial Officer, dated March 13, 2007, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1	(furnished herewith) Certification of David L. Kennedy, Chief Executive Officer, dated March 13, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(furnished herewith) Certification of Alan T. Ennis, Chief Financial Officer, dated March 13, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
Revlon Consumer Products Corporation:

We have audited the accompanying consolidated balance sheets of Revlon Consumer Products Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholder’s deficiency and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed on the index on page F-1. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Revlon Consumer Products Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123(R), ‘‘Share-Based Payment’’, as of January 1, 2006, and SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statement No. 87, 88, 106 and 132(R)’’, as of December 31, 2006.

/s/ KPMG LLP

New York, New York
March 13, 2007

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$35.4	$32.4
Trade receivables, less allowances of $17.7 and $18.9 as of December 31, 2006 and 2005, respectively	207.8	282.2
Inventories	186.5	220.6
Prepaid expenses and other	70.4	61.5
Total current assets	500.1	596.7
Property, plant and equipment, net	115.3	119.7
Other assets	142.4	146.0
Goodwill, net	186.2	186.0
Total assets	$944.0	$1,048.4
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current liabilities:
Short-term borrowings	$9.6	$9.0
Current portion of long-term debt	—	—
Accounts payable	95.1	133.1
Accrued expenses and other	272.4	328.4
Total current liabilities	377.1	470.5
Long-term debt	1,501.8	1,413.4
Long-term pension and other post-retirement plan liabilities	175.7	162.4
Other long-term liabilities	107.0	93.3
Stockholder’s deficiency:
Preferred stock, par value $1.00 per share; 1,000 shares authorized, 546 shares issued and outstanding as of December 31, 2006 and 2005, respectively	54.6	54.6
Common Stock, par value $1.00 per share; 10,000 shares authorized and 5,260 shares issued and outstanding as of December 31, 2006 and 2005, respectively	—	—
Additional paid-in capital	820.4	706.3
Accumulated deficit	(1,968.4)	(1,723.9)
Accumulated other comprehensive loss	(124.2)	(128.2)
Total stockholders deficiency	(1,217.6)	(1,091.2)
Total liabilities and stockholders deficiency	$944.0	$1,048.4

See Accompanying Notes to Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)

	Year Ended December 31,
	2006	2005	2004
Net sales	$1,331.4	$1,332.3	$1,297.2
Cost of sales	545.5	508.1	485.3
Gross profit	785.9	824.2	811.9
Selling, general and administrative expenses	802.1	750.2	716.4
Restructuring costs and other, net	27.4	1.5	5.8
Operating (loss) income	(43.6)	72.5	89.7
Other expenses (income):
Interest expense	148.8	130.0	130.8
Interest income	(1.1)	(3.9)	(3.1)
Amortization of debt issuance costs	7.5	6.9	8.2
Foreign currency (gains) losses, net	(1.5)	0.5	(5.2)
Loss on early extinguishment of debt	23.5	9.0	90.7
Miscellaneous, net	3.8	(0.5)	2.0
Other expenses, net	181.0	142.0	223.4
Loss before income taxes	(224.6)	(69.5)	(133.7)
Provision for income taxes	19.9	8.3	9.1
Net loss	$(244.5)	$(77.8)	$(142.8)

See Accompanying Notes to Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIENCY
AND COMPREHENSIVE LOSS
(dollars in millions)

	Preferred Stock	Additional Paid-In-Capital		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder’s Deficiency
Balance, January 1, 2004	$54.6	$(156.5)		$(1,503.3)	$(122.0)	$(1,727.2)
Revlon Exchange Transaction(b)		827.7				827.7
Reduction of liabilities assumed from indirect parent		16.4	(a)			16.4
Stock option compensation		1.2				1.2
Amortization of deferred compensation for restricted stock		5.2				5.2
Comprehensive loss:
Net loss				(142.8)		(142.8)
Adjustment for minimum pension liability					(1.6)	(1.6)
Revaluation of foreign currency forward exchange contracts					(1.3)	(1.3)
Currency translation adjustment					0.6	0.6
Total comprehensive loss						(145.1)
Balance, December 31, 2004	54.6	694.0		(1,646.1)	(124.3)	(1,021.8)
Amortization of deferred compensation for restricted stock		5.8				5.8
Comprehensive loss:
Net loss				(77.8)		(77.8)
Adjustment for minimum pension liability					6.7	6.7
Revaluation of foreign currency forward exchange contracts					2.4	2.4
Currency translation adjustment					(6.5)	(6.5)
Total comprehensive loss						(75.2)
Balance, December 31, 2005	54.6	699.8		(1,723.9)	(121.7)	(1,091.2)
Capital contribution from direct parent, net		107.5				107.5
Stock option compensation		7.1				7.1
Amortization of deferred compensation for restricted stock		6.0				6.0
Comprehensive loss:
Net loss				(244.5)		(244.5)
Revaluation of foreign currency forward exchange contracts					(0.1)	(0.1)
Currency translation adjustment					3.2	3.2
Total comprehensive loss						(241.4)
Net adjustment to initially apply SFAS No. 158, net of tax(c)					(5.6)	(5.6)
Balance, December 31, 2006	$54.6	$820.4		$(1,968.4)	$(124.2)	$(1,217.6)

(a)	During 2004, the Company resolved various state and federal tax audits and determined that certain tax liabilities assumed by Revlon Consumer Products Corporation in connection with transfer agreements related to Revlon Consumer Products Corporation’s formation in 1992 were no longer probable. As a result, $16.4 was recorded directly to capital deficiency. (See Note 15, ‘‘Related Party Transactions’’).

(b)	The changes in Additional Paid-in-Capital and a portion of Accumulated Deficit are a result of the consummation of the Revlon Exchange Transactions. (See Note 8, ‘‘Long-Term Debt’’).

(c)	In December 2006, the Company adopted SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans’’. As a result, in December 2006, a net adjustment of $5.6 million was recorded directly to Accumulated Other Comprehensive Loss, which represents the difference between (1) the $107.0 million reversal of additional minimum pension liability recognized under the provisions of FASB Statement No. 132(R) in the 2005 financial statements and (2) the $112.6 million of actuarial gains and prior service costs related to the Company’s pension and other post-retirement plans that arose during 2006 but were not recognized in net loss as components of net periodic pension cost pursuant to FASB Statement Nos. 87 and 106. (See Note 11, ‘‘Savings Plan, Pension, and Post-retirement Benefits’’).

See Accompanying Notes to Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(244.5)	$(77.8)	$(142.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	122.8	102.9	106.1
Amortization of debt discount	0.6	0.2	1.8
Stock compensation amortization	13.1	5.8	6.4
Loss on early extinguishment of debt	23.5	9.0	77.3
Change in assets and liabilities:
Decrease (increase) in trade receivables	77.9	(86.5)	(12.1)
Decrease (increase) in inventories	36.5	(69.8)	(7.8)
Decrease (increase) in prepaid expenses and other current assets	(6.6)	(3.3)	(7.7)
(Decrease) increase in accounts payable	(29.9)	22.0	(4.4)
(Decrease) increase in accrued expenses and other current liabilities	(69.0)	12.9	(31.7)
Purchase of permanent displays	(98.7)	(69.6)	(56.0)
Other, net	35.6	14.5	(23.3)
Net cash used in operating activities	(138.7)	(139.7)	(94.2)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(22.4)	(25.8)	(18.9)
Investment in debt defeasance trust	—	(197.9)	—
Liquidation of investment in debt defeasance trust	—	197.9	—
Payment received on note from parent	—	10.0	—
Net cash used in investing activities	(22.4)	(15.8)	(18.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(9.1)	(8.8)	6.0
Borrowings under the 2006 Revolving Credit Facility, net	57.5	—	—
Borrowings under the 2004 Term Loan Facility	100.0
Borrowings under the 2006 Term Loan Facility	840.0	—	—
Proceeds from the issuance of long-term debt — third parties	—	386.2	1,136.2
Repayment of long-term debt, including pre-payment fee and premiums	(917.8)	(297.9)	(960.2)
Proceeds from the issuance of long-term debt — affiliates	—	—	42.4
Repayment of long-term debt — affiliates	—	—	(19.5)
Capital contribution from direct parent, net	107.5	—	—
Payment of financing costs	(14.8)	(12.0)	(30.4)
Net cash provided by financing activities	163.3	67.5	174.5
Effect of exchange rate changes on cash and cash equivalents	0.8	(0.4)	2.9
Net increase (decrease) in cash and cash equivalents	3.0	(88.4)	64.3
Cash and cash equivalents at beginning of period	32.4	120.8	56.5
Cash and cash equivalents at end of period	$35.4	$32.4	$120.8
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$155.6	$123.5	$133.9
Income taxes, net of refunds	$12.5	$17.9	$11.1
Supplemental schedule of non-cash investing and financing activities:
Conversion of long-term debt and accrued interest into Class A Common Stock	$—	$—	$813.8
Reduction of liabilities assumed from indirect parent	$—	$—	$16.4

See Accompanying Notes to Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation:

Revlon Consumer Products Corporation (‘‘Products Corporation’’ and together with its subsidiaries, the ‘‘Company’’) operates in a single segment and manufactures and sells an extensive array of cosmetics, skincare, fragrances, beauty tools, hair color, anti-perspirants/deodorants and other personal care products. The Company’s principal customers include large mass volume retailers and chain drug and food stores, as well as certain department stores and other specialty stores, such as perfumeries. The Company also sells consumer products to U.S. military exchanges and commissaries and has a licensing business, pursuant to which the Company licenses certain of its key brand names to third parties for complementary beauty-related products and accessories.

Products Corporation is a direct wholly-owned subsidiary of Revlon, Inc., which is a direct and indirect majority-owned subsidiary of MacAndrews & Forbes Holdings Inc. (‘‘MacAndrews & Forbes Holdings’’ and, together with certain of its affiliates other than the Company, ‘‘MacAndrews & Forbes’’), a corporation wholly-owned by Ronald O. Perelman.

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

Certain prior year amounts have been reclassified to conform to the current year’s presentation, including the transfer, during the second quarter of 2006, of management responsibility for the Company’s Canadian operations from the Company’s North American operations to the European region of its international operations.

Cash and Cash Equivalents:

Cash equivalents are primarily investments in high-quality, short-term money market instruments with original maturities of three months or less and are carried at cost, which approximates fair value. Cash equivalents were $5.1 million and $9.7 million as of December 31, 2006 and 2005, respectively. Accounts payable includes $9.1 million and $18.2 million of outstanding checks not yet presented for payment at December 31, 2006 and 2005, respectively.

In accordance with borrowing arrangements with certain financial institutions, Products Corporation is permitted to borrow against its cash balances. The cash available to Products Corporation is the net of the cash position less amounts supporting these short-term borrowings. The cash balances and related borrowings are shown gross in the Company’s Consolidated Balance Sheets. As of December 31, 2006 and 2005, the Company had $2.7 million and $3.2 million, respectively, of cash supporting such short-term borrowings. (See Note 7, ‘‘Short-Term Borrowings’’).

Accounts Receivable:

Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by an allowance for doubtful accounts for balances, which are estimated to be uncollectible at December 31, 2006 and 2005. The Company grants credit terms in the normal course of business to its customers. Trade credit is extended based upon periodically updated evaluations of each customer’s ability to perform its obligations. The Company does not normally require collateral or other security to support credit sales. The allowance for doubtful accounts is determined based on historical experience and ongoing evaluations of the Company’s receivables and evaluations of the risks of payment. Accounts receivable balances are recorded against the allowance for doubtful accounts when they are deemed uncollectible. Recoveries of accounts receivable previously recorded against the allowance are recorded in the Consolidated Statements of Operations when received. At December 31, 2006 and 2005, the Company’s three largest customers accounted for an aggregate of approximately 40% and 43%, respectively, of outstanding accounts receivable.

Inventories:

Inventories are stated at the lower of cost or market value. Cost is principally determined by the first-in, first-out method. The Company records adjustments to the value of inventory based upon its forecasted plans to sell its inventories, as well as planned discontinuances. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, return levels or competitive conditions differ from the Company’s estimates and expectations.

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

Included in other assets are net permanent wall displays amounting to approximately $103.9 million and $91.4 million as of December 31, 2006 and 2005, respectively, which are amortized over a period of 1 to 3 years in the U.S. and generally over 3 to 5 years outside of the U.S. In the event of product discontinuances, from time to time the Company may accelerate the amortization of related permanent wall displays based on the estimated remaining useful life of the asset. Amortization expense for permanent wall displays for 2006, 2005 and 2004 was $85.8 million, $70.4 million and $60.9 million, respectively. The Company has included in other assets net costs related to the issuance of Products Corporation’s debt instruments amounting to approximately $22.2 million and $33.9 million as of December 31, 2006 and 2005, respectively, which are amortized over the terms of the related debt instruments. In addition, the Company has included in other assets trademarks, net, of $8.2 million and $8.1 million as of December 31, 2006 and 2005, respectively, and patents, net, of $1.4 million and $2.3 million as of December 31, 2006 and 2005, respectively. Patents and trademarks are recorded at cost and amortized ratably over approximately 10 to 17 years. Amortization expense for patents and trademarks for 2006, 2005 and 2004 was $2.2 million, $2.0 million and $1.8 million, respectively.

Intangible Assets Related to Businesses Acquired:

Intangible assets related to businesses acquired principally represent goodwill, which represents the excess purchase price over the fair value of assets acquired. The Company accounts for its goodwill and intangible assets in accordance with SFAS No. 142, ‘‘Goodwill and Other Intangible Assets’’, and does not amortize its goodwill. The Company reviews its goodwill for impairment at least annually, or whenever events or changes in circumstances would indicate possible impairment. The Company performs its annual impairment test of goodwill as of September 30 and performed the annual test as of September 30, 2006 and 2005 and concluded that no impairment existed. The Company operates in one reportable segment, which is also the only reporting unit for purposes of SFAS No. 142. Since the Company currently only has one reporting unit, all of the goodwill has been assigned to the enterprise as a whole. The Company compared its estimated fair value as measured by, among other factors, its market capitalization to its net assets and since the fair value was substantially greater than the net assets, the Company concluded that as of December 31, 2006 there was no impairment of goodwill. The amount outstanding for goodwill, net, was $186.2 million and $186.0 million at December 31, 2006 and 2005, respectively. Accumulated amortization aggregated $117.3 million and $117.2 million at December 31, 2006 and 2005, respectively. Amortization of goodwill ceased on January 1, 2002 upon the Company’s adoption of SFAS No. 142.

In accordance with SFAS No. 142, the Company’s intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances would indicate possible impairment in accordance with FASB Statement No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’.

Revenue Recognition:

Sales are recognized when revenue is realized or realizable and has been earned. The Company’s policy is to recognize revenue when risk of loss and title to the product transfers to the customer. Net sales is comprised of gross revenues less expected returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions and coupons. These incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive. The Company allows customers to return their unsold products if and when they meet certain Company-established criteria as outlined in the Company’s trade terms. The Company regularly reviews and revises, when deemed necessary, its estimates of sales returns based primarily upon actual returns, planned product discontinuances, new product launches, estimates of customer inventory and promotional sales, which would permit customers to return items based upon the Company’s trade terms. The Company records sales returns as a reduction to sales and cost of sales, and an increase to accrued liabilities and to inventories. Returned products, which are recorded as inventories, are valued based upon the amount that the Company expects to realize upon their subsequent disposition. The physical condition and marketability of the returned products are the major factors considered by the Company in estimating realizable value. Actual returns, as well as realized values on returned products, may differ significantly, either favorably or unfavorably, from the Company’s estimates if factors such as product discontinuances, customer inventory levels or competitive conditions differ from the Company’s estimates and expectations and, in the case of actual returns, if economic conditions differ significantly from the Company’s estimates and expectations. Revenues derived from licensing arrangements, including any pre-payments, are recognized in the period in which they become due and payable but not before the initial license term commences.

Cost of sales includes all of the costs to manufacture the Company’s products. For products manufactured in the Company’s own facilities, such costs include raw materials and supplies, direct labor and factory overhead. For products manufactured for the Company by third-party contractors, such costs represent the amounts invoiced by the contractors. Cost of sales also includes the cost of refurbishing products returned by customers that will be offered for resale and the cost of inventory write-downs associated with adjustments of held inventories to net realizable value. These costs are reflected in the statement of operations when the product is sold and net sales revenues are recognized or, in the case of inventory write-downs, when circumstances indicate that the carrying value of inventories is in excess of its recoverable value. Additionally, cost of sales reflects the costs associated with free products. These incentive costs are recognized on the later of the date that the Company recognizes the related revenue or the date on which the Company offers the incentive.

Selling, general and administrative expenses (‘‘SG&A’’) include expenses to advertise the Company’s products, such as television advertising production costs and air-time costs, print advertising costs, promotional displays and consumer promotions. SG&A also includes the amortization of permanent wall displays and intangible assets, distribution costs (such as freight and handling), non-manufacturing overhead, principally personnel and related expenses, insurance and professional fees.

Income Taxes:

Income taxes are calculated using the asset and liability method in accordance with the provisions of SFAS No. 109, ‘‘Accounting for Income Taxes’’.

Revlon, Inc. and its U.S. subsidiaries, including Products Corporation, for federal income tax purposes, were included through the period ended March 25, 2004 in the affiliated group of which MacAndrews & Forbes Holdings was the common parent (the ‘‘MacAndrews & Forbes Group’’), and Revlon, Inc.’s and its U.S. subsidiaries, including Products Corporation, federal taxable income and loss was, through the period ended March 25, 2004, included in such group’s consolidated tax return filed by MacAndrews & Forbes Holdings. As a result of the Revlon Exchange Transactions (as hereinafter defined) (see Note 8, ‘‘Long-Term Debt’’), as of the end of the day on March 25, 2004, Revlon, Inc. and its U.S. subsidiaries, including Products Corporation, were no longer included in the MacAndrews & Forbes Group for federal income tax purposes.

Research and Development:

Research and development expenditures are expensed as incurred. The amounts charged against earnings in 2006, 2005 and 2004 for research and development expenditures were $24.4 million, $26.1 million and $24.0 million, respectively.

Foreign Currency Translation:

Assets and liabilities of foreign operations are translated into U.S. dollars at the rates of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rates prevailing during each period presented. Gains and losses resulting from foreign currency transactions are included in the results of operations. Gains and losses resulting from translation of financial statements of foreign subsidiaries and branches operating in non-hyperinflationary economies are recorded as a component of accumulated other comprehensive loss until either sale or upon complete or substantially complete liquidation by the Company of its investment in a foreign entity. Foreign subsidiaries and branches operating in hyperinflationary economies translate non-monetary assets and liabilities at historical rates and include translation adjustments in the results of operations.

Sale of Subsidiary Stock:

The Company recognizes gains and losses on sales of subsidiary stock in its Consolidated Statements of Operations.

Classes of Stock:

Products Corporation designated 1,000 shares of preferred stock as the ‘‘Series A Preferred Stock’’, of which 546 shares are outstanding and held by Revlon, Inc. The holder of the Series A Preferred Stock is not entitled to receive any dividends. The Series A Preferred Stock is entitled to a liquidation preference of $100,000 per share before any distribution is made to the holder of Products Corporation’s common stock. The holder of the Series A Preferred Stock does not have any voting rights, except as required by law. The Series A Preferred Stock may be redeemed at any time by Products Corporation, at its option, for $100,000 per share. However, the terms of Products Corporation’s various debt agreements currently restrict Products Corporation’s ability to effect such redemption.

Stock-Based Compensation:

Prior to January 1, 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board (‘‘APB’’) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB No. 25’’) and related interpretations in accounting for stock options granted. Under the intrinsic value method, no compensation expense was recognized in fiscal periods ended prior to January 1, 2006 if the exercise price of the Company’s employee stock options was greater than or equal to the market price of Revlon, Inc.’s Class A Common Stock, with a par value of $0.01 per share (the ‘‘Class A Common Stock’’), on the date of the grant. Since all options granted under the Stock Plan (as hereinafter defined) had an exercise price equal to the market value of the underlying Class A Common Stock on the date of grant, no compensation expense was recognized in the accompanying consolidated statements of operations for the fiscal periods ended on or before December 31, 2005 in respect of stock options granted to employees under the Stock Plan.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123(R), ‘‘Share-Based Payment’’ (‘‘SFAS No. 123(R)’’). This statement replaces SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS No. 123’’) and supersedes APB No. 25. SFAS No. 123(R) requires that effective for fiscal periods ending after December 31, 2005 all stock-based compensation be recognized as an expense, net of the effect of expected forfeitures, in the financial statements and that such expense be measured at the fair value of the Company’s stock-based awards and generally recognized over the grantee’s required service period. The Company uses the modified prospective method of application, which requires recognition of compensation expense on a prospective basis. Therefore, the Company’s financial statements for fiscal periods ended on or before December 31, 2005 have not been restated to reflect compensation expense in respect of awards of stock options under the Stock Plan. Under this method, in addition to reflecting compensation expense for new share-based awards granted on or after January 1, 2006, expense is also recognized to reflect the remaining service period (generally, the vesting period of the award) of awards that had been included in the Company’s pro forma disclosures in fiscal periods ended on or before December 31, 2005. For stock option awards, the Company has continued to recognize stock option compensation expense using the accelerated attribution method under FASB Financial Interpretation Number (‘‘FIN’’) 28, ‘‘Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans’’. For stock option awards granted after January 1, 2006, the Company recognizes stock option compensation expense based on the estimated grant date fair value using the Black-Scholes option valuation model using a straight-line amortization method. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the year ended December 31, 2006, no adjustments have been made to the cash flow statement, as any excess tax benefits that would have been realized have been fully provided for, given the Company’s historical losses and deferred tax valuation allowance.

Derivative Financial Instruments:

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’, as amended by SFAS No. 149, ‘‘Amendment of Statement 133 on Derivative Instruments and Hedging Activities’’. The standard requires the recognition of all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. Changes in fair value are recognized immediately in earnings unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded as a component of other comprehensive income (loss) and recognized in earnings when the hedged transaction is recognized in earnings. Any ineffective portion (representing the extent that the change in fair value of the hedges does not completely offset the change in the anticipated net payments being hedged) is recognized in earnings as it occurs. If a derivative instrument designated as a hedge is terminated, the unrecognized fair value of the hedge previously recorded in accumulated other comprehensive income (loss) is recognized in earnings when the hedged transaction is recognized in earnings. If the transaction being hedged is terminated, the unrecognized fair value of the Company’s related hedge instrument is recognized in earnings at that time.

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

The Company uses derivative financial instruments, primarily foreign currency forward exchange contracts, to reduce the effects of fluctuations in foreign currency exchange rates. These contracts, which have been designated as cash flow hedges, were entered into primarily to hedge anticipated inventory purchases and certain intercompany payments denominated in foreign currencies and have maturities of less than one year. Any unrecognized income (loss) related to these contracts is recorded in the Statement of Operations primarily in cost of goods sold when the underlying transactions hedged are realized (e.g., when inventory is sold or intercompany transactions are settled). Products Corporation enters into these contracts with counterparties that are major financial institutions, and accordingly the Company believes that the risk of counterparty nonperformance is remote. During 2006, 2005 and 2004, net derivative losses of $0.3 million, $2.2 million and $1.5 million, respectively, were reclassified to the Statement of Operations. The notional amount of the foreign currency forward exchange contracts outstanding at December 31, 2006 and 2005 was $42.5 million and $31.9 million, respectively. The fair value of the foreign currency forward exchange contracts outstanding at December 31, 2006 and 2005 was $(0.4) million and $(0.2) million, respectively, and is recorded in ‘‘Prepaid expenses and other’’ in the amount of $0.6 million $0.5 million, respectively, and in ‘‘Accrued expenses and other’’ in the amount of $1.0 million and $0.7 million, respectively, in the accompanying Consolidated Balance Sheets. The Company had accumulated net derivative losses of $(0.4) million in other comprehensive loss as of December 31, 2006 related to cash flow hedges, all of which will be reclassified into earnings within 12 months. The amount of the hedges’ ineffectiveness for the years ended December 31, 2006 and 2005 recorded in the Consolidated Statements of Operations was not significant.

Advertising and Promotion:

The costs of promotional displays are expensed in the period in which they are shipped to customers. Television, print and other advertising production costs are expensed the first time the advertising takes place. Advertising and promotion expenses were $269.0 million, $230.5 million and $225.2 million for 2006, 2005 and 2004, respectively, and were included in SG&A in the Company’s Consolidated Statements of Operations. The Company also has various arrangements with customers pursuant to its trade terms to reimburse them for a portion of their advertising or promotional costs, which provide advertising and promotional benefits to the Company. Additionally, from time to time the Company may pay fees to customers in order to expand or maintain shelf space for its products. The costs that the Company incurs for ‘‘cooperative’’ advertising programs, end cap placement, shelf placement costs and slotting fees are expensed as incurred and are netted against revenues on the Company’s Consolidated Statements of Operations.

Distribution Costs:

Costs, such as freight and handling costs, associated with distribution are expensed within SG&A when incurred. Distribution costs were $67.6 million, $68.3 million and $62.0 million for 2006, 2005 and 2004, respectively.

Recent Accounting Pronouncements:

In June 2006, the FASB issued FIN 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109’’. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, ‘‘Accounting for Income Taxes’’. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48 and currently expects that the adoption of FIN 48 will result in a reduction of its total tax reserves by approximately $25 million, which will reduce accumulated deficit.

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

In September 2006, the FASB issued SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement Nos. 87, 88, 106, and 132(R)’’ (‘‘SFAS No. 158’’). SFAS No. 158 is intended by FASB to improve financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit post-retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is also intended by the FASB to improve financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to:

a.	Recognize the funded status of a benefit plan — measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation — in its statement of financial position. For a pension plan, the benefit obligation is the projected benefit obligation; for any other post-retirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated post-retirement benefit obligation;

b.	Recognize as a component of other comprehensive income (loss), net of tax, the gains or losses recognized and prior service costs or credits that arise during the year but are not recognized in net income (loss) as components of net periodic benefit cost pursuant to FASB Statement No. 87, ‘‘Employers’ Accounting for Pensions’’, or No. 106, ‘‘Employers’ Accounting for Postretirement Benefits Other Than Pensions’’. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition assets or obligations remaining from the initial application of Statements Nos. 87 and 106, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of Statements Nos. 87 and 106;

c.	Measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions), which for the Company applies beginning with respect to the fiscal year ended December 31, 2008; and

d.	Disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations.

An employer with publicly traded equity securities is required to initially recognize the funded status of the defined benefit pension plans and other post-retirement plans and to provide the required disclosures as of the end of its fiscal years ending after December 15, 2006. See Note 11 to the Consolidated Financial Statements for further discussion of the impact of adopting SFAS No. 158 on the results of operations or financial condition of the Company.

In September 2006, the SEC issued Staff Accounting Bulletin (‘‘SAB’’) No. 108, ‘‘Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements,’’ which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes that registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, filed after the publication of SAB No. 108 (which occurred on September 13, 2006). The application of SAB No. 108 did not have any impact on the Company’s consolidated results of operations and/or financial condition.

2.	RESTRUCTURING COSTS AND OTHER, NET

During 2006, the Company recorded total restructuring charges of approximately $27.4 million, of which $17.5 million was associated with the restructuring announced in September 2006 (the ‘‘September 2006 Program’’), primarily for employee severance and other employee-related termination costs, and approximately $10.1 million was associated with the restructuring announced in February 2006 (the ‘‘February 2006 Program’’), primarily for employee severance and other employee-related termination costs, as to which approximately 300 employees had been terminated as of December 31, 2006 in relation to the September 2006 Program and the February 2006 Program. During 2005, the Company recorded net charges of $1.5 million for employee severance and other related personnel benefits. During 2004, the Company recorded net charges of $5.8 million primarily for employee severance and other related personnel benefits.

The September 2006 Program was designed to reduce costs and improve the Company’s profit margins, largely through a broad organizational streamlining that involved consolidating responsibilities in certain related functions and reducing layers of management to increase accountability and effectiveness; streamlining support functions to reflect the new organization structure; eliminating certain senior executive positions; and consolidating various facilities.

The February 2006 Program involved the consolidation of certain functions within the Company’s sales, marketing and creative groups, as well as certain headquarters functions, which changes were designed to streamline internal processes and to enable the Company to continue to be more effective and efficient in meeting the needs of its consumers and retail customers.

Details of the activity described above during 2006, 2005 and 2004 are as follows:

	Balance Beginning of Year	Expenses, Net	Utilized, Net
			Cash	Noncash	Balance End of Year
2006
Employee severance and other personnel benefits:
2003 programs	$1.2	$(0.3)	$(0.8)	$—	$0.1
2004 programs	2.4	—	(2.3)	—	0.1
February 2006 Program	—	10.1	(6.7)	—	3.4
September 2006 Program	—	17.5	(3.7)	—	13.8
Other 2006 programs (a)	—	0.3	(0.2)	—	0.1
	3.6	27.6	(13.7)	—	17.5
Leases and equipment write-offs	0.6	(0.2)	0.2	(0.2)	0.4
	$4.2	$27.4	$(13.5)	$(0.2)	$17.9
2005
Employee severance and other personnel benefits:
2003 programs	$3.1	$—	$(1.7)	$(0.2)	$1.2
2004 programs	5.1	1.5	(3.9)	(0.3)	2.4
	8.2	1.5	(5.6)	(0.5)	3.6
Leases and equipment write-offs	2.9	—	(2.0)	(0.3)	0.6
	$11.1	$1.5	$(7.6)	$(0.8)	$4.2
2004
Employee severance and other personnel benefits:
2000 program	$1.8	$—	$(1.8)	$—	$—
2003 program	5.0	0.1	(2.4)	0.4	3.1
2004 program	—	5.9	(0.8)	—	5.1
	6.8	6.0	(5.0)	0.4	8.2
Leases and equipment write-offs	2.2	(0.2)	0.6	0.3	2.9
	$9.0	$5.8	$(4.4)	$0.7	$11.1

(a)	Other 2006 programs refer to various immaterial international restructurings in respect of Chile, Brazil and Israel.

As of December 31, 2006, 2005 and 2004, the unpaid balance of the restructuring costs and other, net for reserves are included in ‘‘Accrued expenses and other’’ and ‘‘Other long-term liabilities’’ in the Company’s Consolidated Balance Sheets. The remaining balance at December 31, 2006 for employee severance and other personnel benefits is $17.9 million, of which $14.8 million is expected to be paid by the end of 2007 and the remaining obligations of $3.1 million are expected to be paid by the end of 2009.

3.	INVENTORIES

	December 31,
	2006	2005
Raw materials and supplies	$50.5	$60.7
Work-in-process	15.9	17.6
Finished goods	120.1	142.3
	$186.5	$220.6

4.	PREPAID EXPENSES AND OTHER

	December 31,
	2006	2005
Prepaid expenses	$38.6	$37.8
Other	31.8	23.7
	$70.4	$61.5

5.	PROPERTY, PLANT AND EQUIPMENT, NET

	December 31,
	2006	2005
Land and improvements	$2.3	$2.2
Building and improvements	59.5	57.6
Machinery, equipment and capital leases	133.3	125.7
Office furniture, fixtures and capitalized software	115.9	110.3
Leasehold improvements	17.3	18.9
Construction-in-progress	15.9	14.9
	344.2	329.6
Accumulated depreciation	(228.9)	(209.9)
	$115.3	$119.7

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $26.5 million, $22.7 million and $34.0 million, respectively.

6.	ACCRUED EXPENSES AND OTHER

	December 31,
	2006	2005
Sales returns and allowances	$124.9	$141.2
Advertising and promotional costs	43.0	48.0
Compensation and related benefits	28.5	61.5
Interest	21.0	28.5
Taxes, other than federal income taxes	13.6	13.8
Restructuring costs	14.7	3.8
Other	26.7	31.6
	$272.4	$328.4

7.	SHORT-TERM BORROWINGS

Products Corporation had outstanding short-term bank borrowings (excluding borrowings under the 2004 Credit Agreement and 2006 Credit Agreements, which are reflected in Note 8, ‘‘Long-Term Debt’’), aggregating $9.6 million and $9.0 million at December 31, 2006 and 2005, respectively. The weighted average interest rate on short-term borrowings outstanding at December 31, 2006 and 2005 was 11.5% and 13.7%, respectively. Under these short-term borrowing arrangements, the Company is permitted to borrow against its cash balances. The cash balances and related borrowings are shown gross in the Company’s Consolidated Balance Sheets. As of December 31, 2006 and 2005, the Company had $2.7 million and $3.2 million, respectively, of cash supporting such short-term borrowings. Interest rates on these cash balances at December 31, 2006 was 1.2% and ranged from 0.3% to 0.5% in 2005.

8.	LONG-TERM DEBT

	December 31,
	2006	2005
2004 Term Loan Facility due 2010 (See (a) below)	$—	$700.0
2006 Term Loan Facility due 2012 (See (a) below)	840.0	—
2006 Revolving Credit Facility due 2012 (See (a) below)	57.5	—
9½% Senior Notes due 2011, net of discounts (See (b) below)	386.9	386.4
8 5/8% Senior Subordinated Notes due 2008 (See (c) below)	217.4	327.0
2004 Consolidated MacAndrews & Forbes Line of Credit (See (d) below)	—	—
	1,501.8	1,413.4
Less current portion	—	—
	$1,501.8	$1,413.4

2006 Transactions

The Company completed several significant financing transactions during 2006.

Credit Agreement Refinancing — December 2006

Products Corporation completed a refinancing of its 2004 Credit Agreement (as hereinafter defined) by entering into the new 5-year $840.0 million 2006 Term Loan Facility (as hereinafter defined), and entering into the 2006 Revolving Credit Facility (as hereinafter defined), amending and restating its existing $160.0 million multi-currency revolving credit facility under the 2004 Credit Agreement and extending its maturity through the same 5-year period.

$110 Million Rights Offering — March 2006

In March 2006, Revlon, Inc. completed the $110 Million Rights Offering (as hereinafter defined), which allowed stockholders of record to purchase additional shares of Class A Common Stock. The subscription price for each share of Class A Common Stock purchased in the $110 Million Rights Offering, including shares purchased in the private placement by MacAndrews & Forbes, was $2.80 per share. Upon completing the $110 Million Rights Offering, Revlon, Inc. promptly transferred the net proceeds to Products Corporation, which it used to redeem approximately $109.7 million aggregate principal amount of its 8 5/8% Senior Subordinated Notes in satisfaction of the applicable requirements under the 2004 Credit Agreement, at an aggregate redemption price of $111.8 million, including $2.1 million of accrued and unpaid interest up to, but not including, the redemption date.

See Note 19, ‘‘Subsequent Events’’ regarding the completion of the $100 Million Rights Offering (as hereinafter defined).

2005 Transactions

The Company completed two significant financing transactions during 2005: (i) Products Corporation issued $310.0 million aggregate principal amount of its 9½% Senior Notes (as hereinafter defined), and using the proceeds of such notes, Products Corporation completed the redemption of all $116.2 million aggregate principal amount outstanding of its 8 1/8% Senior Notes due 2006 (the ‘‘8 1/8% Senior Notes’’) and all $75.5 million aggregate principal amount outstanding of its 9% Senior Notes due 2006 (the ‘‘9% Senior Notes’’) and prepaid $100.0 million of the 2004 Term Loan Facility (as hereinafter defined) and paid related fees and expenses incurred in connection with such transactions and (ii) Products Corporation issued $80.0 million aggregate principal amount of its additional 9½% Senior Notes (as hereinafter defined), which priced at 95¼% of par, and used the proceeds to fund general corporate purposes, principally to fund certain brand initiatives, namely the complete re-stage of the Almay brand and the Vital Radiance brand before its discontinuance.

(a)	Credit Agreements:

Complete Refinancing of the 2004 Credit Agreement in December 2006

In July 2004, Products Corporation entered into a credit agreement (the ‘‘2004 Credit Agreement’’) with certain of its subsidiaries as local borrowing subsidiaries, a syndicate of lenders, Citicorp USA, Inc., as multi-currency administrative agent, term loan administrative agent and collateral agent, UBS Securities LLC as syndication agent and Citigroup Global Markets Inc., as sole lead arranger and sole bookrunner.

The 2004 Credit Agreement originally provided up to $960.0 million and consisted of a term loan facility of $800.0 million (the ‘‘2004 Term Loan Facility’’) and a $160.0 million multi-currency revolving credit facility, the availability under which varied based upon the borrowing base that was determined based upon the value of eligible accounts receivable and eligible inventory in the U.S. and the U.K. and eligible real property and equipment in the U.S. from time to time (the ‘‘2004 Multi-Currency Facility’’). In March 2005, Products Corporation pre-paid $100.0 million of the 2004 Term Loan Facility, and in July 2006, the 2004 Term Loan Facility was increased back to $800.0 million as a result of the $100.0 million Term Loan Add-on (as hereinafter defined).

On December 20, 2006, Products Corporation replaced the $800 million 2004 Term Loan Facility under its 2004 Credit Agreement with a new 5-year, $840 million term loan facility (the ‘‘2006 Term Loan Facility’’) by entering into a new term loan agreement (the ‘‘2006 Term Loan Agreement’’), dated as of December 20, 2006, among Products Corporation, as borrower, the lenders party thereto, Citicorp USA, Inc., as administrative agent and collateral agent, Citigroup Global Markets Inc., as sole lead arranger and sole bookrunner, and JPMorgan Chase Bank, N.A., as syndication agent. As part of the bank refinancing, Products Corporation also amended and restated the 2004 Multi-Currency Facility (the ‘‘2006 Revolving Credit Facility’’ and together with the 2006 Term Loan Facility the ‘‘2006 Credit Facilities’’) by entering into a new $160.0 million asset-based, multi-currency revolving credit agreement that amended and restated the 2004 Credit Agreement (the ‘‘2006 Revolving Credit Agreement’’ and together with the 2006 Term Loan Agreement, the ‘‘2006 Credit Agreements’’).

Among other things, the 2006 Credit Facilities eliminated the requirement that Products Corporation redeem by October 30, 2007 all but $25 million in aggregate principal amount of its 8 5/8% Senior Subordinated Notes due February 2008, and extended the maturity dates for Products Corporation’s bank credit facilities from July 9, 2009 to January 15, 2012 in the case of the 2006 Revolving Credit Facility and from July 9, 2010 to January 15, 2012 in the case of the 2006 Term Loan Facility.

Availability under the 2006 Revolving Credit Facility varies based on a borrowing base that is determined by the value of eligible accounts receivable and eligible inventory in the U.S. and the U.K. and eligible real property and equipment in the U.S. from time to time.

In each case subject to borrowing base availability, the 2006 Revolving Credit Facility is available to:

(i)	Products Corporation in revolving credit loans denominated in U.S. dollars;

(ii)	Products Corporation in swing line loans denominated in U.S. dollars up to $30 million;

(iii)	Products Corporation in standby and commercial letters of credit denominated in U.S. dollars and other currencies up to $60 million; and

(iv)	Products Corporation and certain of its international subsidiaries designated from time to time in revolving credit loans and bankers’ acceptances denominated in U.S. dollars and other currencies.

If the value of the eligible assets is not sufficient to support a $160 million borrowing base under the 2006 Revolving Credit Facility, Products Corporation will not have full access to the 2006 Revolving Credit Facility. Products Corporation’s ability to make borrowings under the 2006 Revolving Credit Facility is also conditioned upon the satisfaction of certain conditions precedent and Products Corporation’s compliance with other covenants in the 2006 Revolving Credit Facility, including a fixed charge coverage ratio that applies if and when the excess borrowing base (representing the difference between (1) the borrowing base under the 2006 Revolving Credit Facility and (2) the amounts outstanding under the 2006 Revolving Credit Facility) is less than $20.0 million.

Borrowings under the 2006 Revolving Credit Facility (other than loans in foreign currencies) bear interest at a rate equal to, at Products Corporation’s option, either (i) the Eurodollar Rate plus 2.00% per annum or (ii) the Alternate Base Rate plus 1.00% per annum (reducing the applicable margins from 2.50% and 1.50% per annum, respectively, that were applicable under the previous 2004 Credit Agreement). Loans in foreign currencies bear interest in certain limited circumstances, or if mutually acceptable to Products Corporation and the relevant foreign lenders, at the Local Rate, and otherwise at the Eurocurrency Rate, in each case plus 2.00%. At December 31, 2006, the effective weighted average interest rate for borrowings under the 2006 Revolving Credit Facility was 7.4%.

Products Corporation pays to the lenders under the 2006 Revolving Credit Facility a commitment fee of 0.30% (reduced from 0.50% applicable under the previous 2004 Credit Agreement) of the average daily unused portion of the 2006 Revolving Credit Facility, which fee is payable quarterly in arrears. Under the 2006 Revolving Credit Facility, Products Corporation pays:

(i)	to foreign lenders a fronting fee of 0.25% per annum on the aggregate principal amount of specified Local Loans (which fee is retained by foreign lenders out of the portion of the Applicable Margin payable to such foreign lender);

(ii)	to foreign lenders an administrative fee of 0.25% per annum on the aggregate principal amount of specified Local Loans;

(iii)	to the multi-currency lenders a letter of credit commission equal to the product of (a) the Applicable Margin for revolving credit loans that are Eurodollar Rate loans (adjusted for the term that the letter of credit is outstanding) and (b) the aggregate undrawn face amount of letters of credit; and

(iv)	to the issuing lender, a letter of credit fronting fee of 0.25% per annum of the aggregate undrawn face amount of letters of credit, which fee is a portion of the Applicable Margin.

The 2006 Term Loan Facility provides for up to $840 million in term loans which were drawn in full on the December 20, 2006 closing date. The proceeds of the term loans under the 2006 Term Loan Facility were used to repay in full the approximately $798 million of outstanding term loans under the 2004 Credit Agreement (plus accrued interest of approximately $15.3 million and a pre-payment fee of approximately $8.0 million) and the remainder was used to repay approximately $13.3 million of indebtedness outstanding under the 2006 Revolving Credit Facility, after paying fees and expenses related to the credit agreement refinancing.

Under the 2006 Term Loan Facility, Eurodollar Loans bear interest at the Eurodollar Rate plus 4.00% per annum and Alternate Base Rate loans bear interest at the Alternate Base Rate plus 3.00% per annum (reducing the applicable margins from 6.00% and 5.00% per annum, respectively, that were applicable under the previous 2004 Credit Agreement). At December 31, 2006, the effective weighted average interest rate for borrowings under the 2006 Term Loan Facility was 9.4%.

Prior to the termination date of the 2006 Term Loan Facility, on April 15, July 15, October 15 and January 15 of each year (commencing April 15, 2008), Products Corporation is required to repay $2.1 million of the principal amount of the term loans outstanding under the 2006 Term Loan Facility on each respective date. In addition, the term loans under the 2006 Term Loan Facility are required to be prepaid with:

(i)	the net proceeds in excess of $10.0 million for each twelve-month period ending on each July 9 (or $25.0 million for the twelve-month period ending on July 9, 2007) received during such period from sales of Term Loan First Lien Collateral (as defined below) by Products Corporation or any of its subsidiary guarantors (subject to carryover of unused annual basket amounts up to a maximum of $25.0 million and subject to certain specified dispositions up to an additional $25.0 million in the aggregate);

(ii)	the net proceeds from the issuance by Products Corporation or any of its subsidiaries of certain additional debt; and

(iii)	50% of Products Corporation’s Excess Cash Flow.

Under the 2006 Term Loan Facility, certain pre-payments require the payment of fees of 3% if such pre-payment is on or prior to December 20, 2007, 2% if on or prior December 20, 2008 and 1% if on or prior to December 20, 2009, in each case of the amount prepaid.

Under certain circumstances, Products Corporation will have the right to request the 2006 Revolving Credit Facility to be increased by up to $50.0 million and the 2006 Term Loan Facility to be increased by up to $200.0 million, provided that the lenders are not committed to provide any such increase.

The 2006 Credit Facilities (as was the 2004 Credit Agreement) are supported by, among other things, guarantees from Revlon, Inc. and, subject to certain limited exceptions, the domestic subsidiaries of Products Corporation. The obligations of Products Corporation under the 2006 Credit Facilities and the obligations under the guarantees are secured by, subject to certain limited exceptions, substantially all of the assets of Products Corporation and the subsidiary guarantors, including:

(i)	mortgages on owned real property, including Products Corporation’s facilities in Oxford, North Carolina and Irvington, New Jersey;

(ii)	the capital stock of Products Corporation and the subsidiary guarantors and 66% of the capital stock of Products Corporation’s and the subsidiary guarantors’ first-tier foreign subsidiaries;

(iii)	intellectual property and other intangible property of Products Corporation and the subsidiary guarantors; and

(iv)	inventory, accounts receivable, equipment, investment property and deposit accounts of Products Corporation and the subsidiary guarantors.

The liens on, among other things, inventory, accounts receivable, deposit accounts, investment property (other than the capital stock of Products Corporation and its subsidiaries), real property, equipment, fixtures and certain intangible property related thereto secure the 2006 Revolving Credit Facility on a first priority basis and the 2006 Term Loan Facility on a second priority basis. The liens on the capital stock of Products Corporation and its subsidiaries and intellectual property and certain other intangible property (the ‘‘Term Loan First Lien Collateral’’) secure the 2006 Term Loan Facility on a first priority basis and the 2006 Revolving Credit Facility on a second priority basis. Such arrangements are set forth in the Amended and Restated Intercreditor and Collateral Agency Agreement, dated as of December 20, 2006, by and among Products Corporation and the lenders (the ‘‘2006 Intercreditor Agreement’’). The 2006 Intercreditor Agreement (like the intercreditor agreement under the 2004 Credit Agreement) also provides that the liens referred to above may be shared from time to time, subject to certain limitations, with specified types of other obligations incurred or guaranteed by Products Corporation, such as foreign exchange and interest rate hedging obligations and foreign working capital lines.

Each of the 2006 Credit Facilities contains various restrictive covenants prohibiting Products Corporation and its subsidiaries from:

(i)	incurring additional indebtedness or guarantees, with certain exceptions;

(ii)	making dividend and other payments or loans to Revlon, Inc. or other affiliates, with certain exceptions, including among others,

(a) exceptions permitting Products Corporation to pay dividends or make other payments to Revlon, Inc. to enable it to, among other things, pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal, accounting and insurance fees, regulatory fees, such as SEC filing fees, and other miscellaneous expenses related to being a public holding company,

(b) subject to certain circumstances, to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Stock Plan and/or the payment of withholding taxes in connection with the vesting of restricted stock awards under such plan, and

(c) subject to certain limitations, to pay dividends or make other payments to finance the purchase, redemption or other retirement for value by Revlon, Inc. of stock or other equity interests or equivalents in Revlon, Inc. held by any current or former director, employee or consultant in his or her capacity as such;

(iii)	creating liens or other encumbrances on Products Corporation’s or its subsidiaries’ assets or revenues, granting negative pledges or selling or transferring any of Products Corporation’s or its subsidiaries’ assets, all subject to certain limited exceptions;

(iv)	with certain exceptions, engaging in merger or acquisition transactions;

(v)	prepaying indebtedness and modifying the terms of certain indebtedness and specified material contractual obligations, subject to certain exceptions;

(vi)	making investments, subject to certain exceptions; and

(vii)	entering into transactions with affiliates of Products Corporation other than upon terms no less favorable to Products Corporation or its subsidiaries than it would obtain in an arms’ length transaction.

In addition to the foregoing, the 2006 Term Loan Facility contains a financial covenant limiting the senior secured leverage ratio of Products Corporation (the ratio of Products Corporation’s Senior Secured Debt (excluding debt outstanding under the 2006 Revolving Credit Facility) to EBITDA, as each such term is defined in the 2006 Term Loan Facility) to 5.5 to 1.0 for each period of four consecutive fiscal quarters ending during the period from December 31, 2006 to September 30, 2008, stepping down to 5.0 to 1.0 for each period of four consecutive fiscal quarters ending during the period from December 31, 2008 to the January 2012 maturity date of the 2006 Term Loan Facility.

Under certain circumstances if and when the difference between (i) the borrowing base under the 2006 Revolving Credit Facility and (ii) the amounts outstanding under the 2006 Revolving Credit Facility is less than $20.0 million for a period of 30 consecutive days or more, the 2006 Revolving Credit Facility requires Products Corporation to maintain a consolidated fixed charge coverage ratio (the ratio of EBITDA minus Capital Expenditures to Cash Interest Expense for such period, as each such term is defined in the 2006 Revolving Credit Facility) of 1.0 to 1.0.

The events of default under each 2006 Credit Facility include customary events of default for such types of agreements, including:

(i)	nonpayment of any principal, interest or other fees when due, subject in the case of interest and fees to a grace period;

(ii)	non-compliance with the covenants in such 2006 Credit Facility or the ancillary security documents, subject in certain instances to grace periods;

(iii)	the institution of any bankruptcy, insolvency or similar proceedings by or against Products Corporation, any of Products Corporation’s subsidiaries or Revlon, Inc., subject in certain instances to grace periods;

(iv)	default by Revlon, Inc. or any of its subsidiaries (A) in the payment of certain indebtedness when due (whether at maturity or by acceleration) in excess of $5.0 million in aggregate principal amount or (B) in the observance or performance of any other agreement or condition relating to such debt, provided that the amount of debt involved is in excess of $5.0 million in aggregate principal amount, or the occurrence of any other event, the effect of which default referred to in this subclause (iv) is to cause or permit the holders of such debt to cause the acceleration of payment of such debt;

(v)	in the case of the 2006 Term Loan Facility, a cross default under the 2006 Revolving Credit Facility, and in the case of the 2006 Revolving Credit Facility, a cross default under the 2006 Term Loan Facility;

(vi)	the failure by Products Corporation, certain of Products Corporation’s subsidiaries or Revlon, Inc. to pay certain material judgments;

(vii)	a change of control such that (A) Revlon, Inc. shall cease to be the beneficial and record owner of 100% of Products Corporation’s capital stock, (B) Ronald O. Perelman (or his estate, heirs, executors, administrator or other personal representative) and his or their controlled affiliates shall cease to ‘‘control’’ Products Corporation, and any other person or group or persons owns, directly or indirectly, more than 35% of the total voting power of Products Corporation, (C) any person or group of persons other than Ronald O. Perelman (or his estate, heirs, executors, administrator or other personal representative) and his or their controlled affiliates shall ‘‘control’’ Products Corporation or (D) during any period of two consecutive years, the directors serving on Products Corporation’s Board of Directors at the beginning of such period (or other directors nominated by at least 66 2/3% of such continuing directors) shall cease to be a majority of the directors;

(viii)	the failure by Revlon, Inc. to contribute to Products Corporation all of the net proceeds it receives from any other sale of its equity securities or Products Corporation’s capital stock, subject to certain limited exceptions;

(ix)	the failure of any of Products Corporation’s, its subsidiaries’ or Revlon, Inc.’s representations or warranties in any of the documents entered into in connection with the 2006 Credit Facility to be correct, true and not misleading in all material respects when made or confirmed;

(x)	the conduct by Revlon, Inc., of any meaningful business activities other than those that are customary for a publicly traded holding company which is not itself an operating company, including the ownership of meaningful assets (other than Products Corporation’s capital stock) or the incurrence of debt, in each case subject to limited exceptions;

(xi)	any M&F Lenders’ failure to fund any binding commitments by such M&F Lender under any agreement governing any M&F Loan; and

(xii)	the failure of certain of Products Corporation’s affiliates which hold Products Corporation’s or its subsidiaries’ indebtedness to be party to a valid and enforceable agreement prohibiting such affiliate from demanding or retaining payments in respect of such indebtedness.

If Products Corporation is in default under the senior secured leverage ratio under the 2006 Term Loan Facility or the consolidated fixed charge coverage ratio under the 2006 Revolving Credit Facility, Products Corporation may cure such default by issuing certain equity securities to, or receiving capital contributions from, Revlon, Inc. and applying the cash therefrom which is deemed to increase EBITDA for the purpose of calculating the applicable ratio. This cure right may be exercised by Products Corporation two times in any four quarter period.

Products Corporation was in compliance with all applicable covenants under the 2006 Credit Agreements as of December 31, 2006. At December 31, 2006, the 2006 Term Loan Facility was fully drawn and availability under the $160.0 million 2006 Revolving Credit Facility, based upon the calculated borrowing base less approximately $15.1 million of outstanding letters of credit and approximately $57.5 million then drawn on the 2006 Revolving Credit Facility was approximately $87.4 million. See Note 19, ‘‘Subsequent Events’’ regarding Products Corporation’s repayment of all amounts outstanding under the 2006 Revolving Credit Facility in January 2007 with a portion from the proceeds from the $100 Million Rights Offering.

Other Transactions under the 2004 Credit Agreement Prior to Its Complete Refinancing in December 2006

During July and August 2004, Products Corporation used the proceeds from borrowings under the 2004 Term Loan Facility to repay in full the $290.5 million of outstanding indebtedness (including accrued interest) under Products Corporation’s credit agreement dated November 30, 2001 and which was scheduled to mature on May 30, 2005 (as amended, the ‘‘2001 Credit Agreement’’), to purchase and redeem in July and August 2004 (the ‘‘Tender Offer’’) all of the $363.0 million aggregate principal amount of Products Corporation’s 12% Senior Secured Notes due 2005 (the ‘‘12% Senior Secured Notes’’) for a purchase price of approximately $412.3 million (including the applicable premium and accrued interest), and to pay fees and expenses incurred in connection with entering into the 2004 Credit Agreement, consummating the Tender Offer for the 12% Senior Secured Notes and in consummating the Revlon

Exchange Transactions, including the payment of expenses related to a refinancing that Products Corporation launched in May 2004 but did not consummate. The balance of such proceeds was available to Products Corporation for general corporate purposes.

In March 2005, the 2004 Term Loan Facility was reduced to $700.0 million following Products Corporation’s March 2005 pre-payment of $100.0 million with a portion of the proceeds from its issuance of the 9½% Senior Notes and in July 2006, the Term Loan Facility was increased back to $800.0 million as a result of the $100.0 million Term Loan Add-on.

In February 2006, Products Corporation secured an amendment to the 2004 Credit Agreement (the ‘‘first amendment’’), which excluded from various financial covenants certain charges in connection with the February 2006 Program described in Note 2 above, as well as some start-up costs incurred by the Company in 2005 related to the Vital Radiance brand before its discontinuance and the complete re-stage of the Almay brand. Specifically, the first amendment provided for the add-back to the 2004 Credit Agreement’s definition of ‘‘EBITDA’’ the lesser of (i) $50 million; or (ii) the cumulative one-time charges associated with (a) the February 2006 Program described in Note 2 and (b) the non-recurring costs in the third and fourth quarters of 2005 associated with the Vital Radiance brand before its discontinuance and the complete re-stage of the Almay brand. Under the 2004 Credit Agreement, ‘‘EBITDA’’ was used in the determination of Products Corporation’s senior secured leverage ratio and the consolidated fixed charge coverage ratio.

In July 2006, Products Corporation secured a further amendment (the ‘‘second amendment’’) to its 2004 Credit Agreement to, among other things, add an additional $100.0 million to the 2004 Credit Agreement’s 2004 Term Loan Facility (the ‘‘Term Loan Add-on’’). The second amendment also reset the 2004 Credit Agreement’s senior secured leverage ratio covenant to 5.5 to 1.0 through June 30, 2007, stepping down to 5.0 to 1.0 for the remainder of the term of the 2004 Credit Agreement. The second amendment also enabled Products Corporation to add back to the 2004 Credit Agreement’s definition of ‘‘EBITDA’’ up to $25 million related to restructuring charges (in addition to the restructuring charges permitted to be added back pursuant to the first amendment to the 2004 Credit Agreement) and charges for certain product returns and/or product discontinuances. The proceeds from the $100.0 million Term Loan Add-on were used to repay in July 2006 $78.6 million of outstanding indebtedness under the 2004 Multi-Currency Facility under the 2004 Credit Agreement, without any permanent reduction in the commitment under that facility, and the balance of $11.7 million, after the payment of fees and expenses incurred in connection with consummating such transaction, was used for general corporate purposes.

In September 2006, Products Corporation secured an additional amendment (the ‘‘third amendment’’) to its 2004 Credit Agreement, which enabled Products Corporation to add back to the 2004 Credit Agreement’s definition of ‘‘EBITDA’’ up to $75 million of restructuring charges (in addition to the restructuring charges permitted to be added back pursuant to the first and second amendments to the 2004 Credit Agreement), asset impairment charges, inventory write offs, inventory returns costs and in each case related charges in connection with the previously-announced discontinuance of the Vital Radiance brand, the Company’s CEO change in September 2006 and the September 2006 Program described in Note 2.

(b)	9½% Senior Notes due 2011:

Products Corporation issued $310.0 million aggregate principal amount of 9½% Senior Notes due 2011 (the ‘‘Original 9½% Senior Notes’’) pursuant to an indenture, dated as of March 16, 2005, by and between Products Corporation and U.S. Bank National Association, as trustee. This issuance and the related transactions extended the maturities of Products Corporation’s debt that would have otherwise been due in 2006.

The proceeds from the Original 9½% Senior Notes were used in March 2005 to prepay $100.0 million of indebtedness outstanding under the 2004 Term Loan Facility of Products Corporation’s 2004 Credit Agreement, together with accrued interest and the associated $5.0 million pre-payment fee and to pay $7.0 million in certain fees and expenses associated with the issuance of the Original 9½% Senior Notes.

The remaining $197.9 million of proceeds from the Original 9½% Senior Notes was placed in a debt defeasance trust and, in April 2005, used to redeem all of the $116.2 million aggregate principal amount outstanding of Products Corporation’s 8 1/8% Senior Notes, plus $1.9 million of accrued interest, and all of the $75.5 million aggregate principal amount outstanding of Products Corporation’s 9% Senior Notes, plus $3.1 million of accrued interest and the applicable premium of $1.1 million. The aggregate redemption amounts for the 8 1/8% Senior Notes and 9% Senior Notes were $118.1 million and $79.8 million, respectively, which constituted the principal amount and interest payable on the 8 1/8% Senior Notes and the 9% Senior Notes up to, but not including, the redemption date, and, with respect to the 9% Senior Notes, the applicable premium. In connection with the redemption, the Company recognized a loss on extinguishment of debt of $1.5 million.

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

In August 2005, Products Corporation issued $80.0 million aggregate principal amount of additional 9½% Senior Notes due 2011, which priced at 95¼% of par (the ‘‘Additional 9½% Senior Notes’’), in a private placement to institutional buyers, as additional notes pursuant to the same indenture governing the Original 9½% Senior Notes. The issuance of the Additional 9½% Senior Notes constituted a further issuance of, are the same series as, and will vote on any matters submitted to note holders with, the Original 9½% Senior Notes. The Company used the proceeds of this issuance to help fund investments in certain brand initiatives and for general corporate purposes, as well as to pay fees and expenses in connection with the issuance of the Additional 9½% Senior Notes and any outstanding fees and expenses in connection with the issuance of and exchange offer for the Original 9½% Senior Notes.

In December 2005, all of the Additional 9½% Senior Notes issued by Products Corporation in August 2005 were exchanged for new 9½% Senior Notes (the ‘‘August 2005 9½% Senior Notes’’), which have substantially identical terms to the Additional 9½% Senior Notes, except that the August 2005 9½% Senior Notes are registered with the SEC under the Securities Act, and the transfer restrictions and registration rights applicable to the Additional 9½% Senior Notes do not apply to the August 2005 9½% Senior Notes (which are collectively referred to with the March 2005 9½% Senior Notes as the ‘‘9½% Senior Notes’’).

The 9½% Senior Notes are senior unsecured obligations of Products Corporation ranking equally in right of payment with any of Products Corporation’s present and future senior indebtedness, including the indebtedness under the 2006 Credit Agreements and the indebtedness under the 2004 Consolidated MacAndrews & Forbes Line of Credit, and are senior to the 8 5/8% Senior Subordinated Notes and to all future subordinated indebtedness of Products Corporation. The 9½% Senior Notes are effectively subordinated to the outstanding indebtedness and other liabilities of Products Corporation’s subsidiaries. The 9½% Senior Notes bear interest at an annual rate of 9½%, which is payable on April 1 and October 1 of each year, commencing with October 1, 2005.

The 9½% Senior Notes indenture provides that Products Corporation may redeem the 9½% Senior Notes at its option, in whole or in part, at any time on or after April 1, 2008, at the redemption prices set forth in the 9½% Senior Notes indenture. In addition, at any time prior to April 1, 2008 Products Corporation is entitled to redeem up to 35% of the aggregate principal amount of the 9½% Senior Notes at a redemption price of 109.5% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, with, to the extent actually received, the net cash proceeds of one or more public equity offerings, provided that at least 65% of the aggregate principal amount of the 9½% Senior Notes issued remains outstanding immediately after giving effect to such redemption.

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

Pursuant to the 9½% Senior Notes indenture, upon a Change of Control (as defined in the 9½% Senior Notes indenture), each holder of the 9½% Senior Notes has the right to require Products Corporation to make an offer to repurchase all or a portion of such holder’s 9½% Senior Notes at a price equal to 101% of the aggregate principal amount of such holder’s 9½% Senior Notes, plus accrued and unpaid interest, if any, thereon to the date of repurchase.

The 9½% Senior Notes indenture contains covenants which, subject to certain exceptions, limit the ability of Products Corporation and its subsidiaries to, among other things, incur additional indebtedness, pay dividends on or redeem or repurchase stock, engage in certain asset sales, make certain types of investments and other restricted payments, engage in transactions with affiliates, restrict dividends or payments from subsidiaries and create liens on their assets. All of these limitations and prohibitions, however, are subject to a number of important qualifications and exceptions. The 9½% Senior Notes indenture contains customary events of default (see below item (c) for certain details).

(c)	The 8 5/8% Senior Subordinated Notes due 2008 (the ‘‘8 5/8% Senior Subordinated Notes’’):

The 8 5/8% Senior Subordinated Notes are unsecured obligations of Products Corporation and (i) are subordinate in right of payment to all existing and future senior debt of Products Corporation, including the 9½% Senior Notes, the indebtedness under the 2006 Credit Agreements and the indebtedness under the 2004 Consolidated MacAndrews & Forbes Line of Credit, (ii) rank equally in right of payment with all future senior subordinated debt, if any, of Products Corporation and (iii) are senior in right of payment to all future junior subordinated debt, if any, of Products Corporation. The 8 5/8% Senior Subordinated Notes are effectively subordinated to the outstanding indebtedness and other liabilities of Products Corporation’s subsidiaries. Interest is payable on February 1 and August 1.

The 8 5/8% Senior Subordinated Notes are due on February 1, 2008 and may be redeemed at the option of Products Corporation in whole or from time to time in part at any time on or after February 1, 2003 at the redemption prices set forth in the 8 5/8% Senior Subordinated Notes indenture, plus accrued and unpaid interest, if any, to the date of redemption. In 2004, approximately $322.9 million in aggregate principal amount of the 8 5/8% Senior Subordinated Notes were exchanged for Class A Common Stock in the Revlon Exchange Transactions, as discussed below.

In March 2006, Revlon, Inc. completed the $110 Million Rights Offering and promptly transferred the proceeds to Products Corporation, which it used in April 2006, together with available cash, to complete the redemption of $109.7 million aggregate principal amount of its 8 5/8% Senior Subordinated Notes in satisfaction of the applicable requirements under the 2004 Credit Agreement, at an aggregate redemption price of $111.8 million, including $2.1 million of accrued and unpaid interest up to, but not including, the redemption date. Following such redemption, there remained outstanding $217.4 million in aggregate principal amount of the 8 5/8% Senior Subordinated Notes.

In December 2006, Revlon, Inc. launched the $100 Million Rights Offering and announced that it expected to use approximately $50.0 million of the proceeds from the $100 Million Rights Offering to redeem approximately $50.0 million in aggregate principal amount of Products Corporation’s outstanding 8 5/8% Senior Subordinated Notes, with the remainder of such proceeds to be used to repay indebtedness outstanding under Products Corporation’s 2006 Revolving Credit Facility, without any permanent reduction in that commitment, after paying fees and expenses incurred in connection with the $100 Million Rights Offering. (See Note 19, ‘‘Subsequent Events’’ regarding the completion of the $100 Million Rights Offering in January 2007 and the redemption of $50.0 million in aggregate principal amount of Products Corporation’s outstanding 8 5/8% Senior Subordinated Notes, leaving $167.4 million in aggregate principal amount of such notes outstanding as of February 2007).

Upon a Change of Control, as defined in the 8 5/8% Senior Subordinated Notes indenture, Products Corporation will have the option to redeem the 8 5/8% Senior Subordinated Notes in whole at a redemption price equal to the aggregate principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of redemption, plus the applicable premium, as defined in the 8 5/8% Senior Subordinated Notes indenture, and, subject to certain conditions, each holder of the 8 5/8% Senior Subordinated Notes will have the right to require Products Corporation to repurchase all or a portion of such holder’s 8 5/8% Senior Subordinated Notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of repurchase.

The 8 5/8% Senior Subordinated Notes indenture contains covenants, which, subject to certain exceptions, limit, among other things: (i) the issuance of additional debt and redeemable stock by Products Corporation; (ii) the incurrence of liens; (iii) the issuance of debt and preferred stock by Products Corporation’s subsidiaries; (iv) the payment of dividends on capital stock of Products Corporation and its subsidiaries and the redemption of capital stock of Products Corporation; (v) the sale of assets and subsidiary stock; (vi) transactions with affiliates; (vii) consolidations, mergers and transfers of all or substantially all of Products Corporation’s assets; and (viii) the issuance of additional subordinated debt that is senior in right of payment to the 8 5/8% Senior Subordinated Notes.

The 8 5/8% Senior Subordinated Notes indenture also prohibits certain restrictions on distributions from subsidiaries. All of these limitations and prohibitions, however, are subject to a number of important qualifications and exceptions. (See Note 19, ‘‘Subsequent Events’’ regarding the completion of the $100 Million Rights Offering in January 2007 and the redemption of $50.0 million in aggregate principal amount of Products Corporation’s outstanding 8 5/8% Senior Subordinated Notes, leaving $167.4 million in aggregate principal amount of such notes outstanding as of February 2007).

The indenture for each of the 9½% Senior Notes and the 8 5/8% Senior Subordinated Notes contain customary events of default for debt instruments of such type and includes a cross acceleration provision which provides that it shall be an event of default under each such indenture if any debt (as defined in each such indenture) of Products Corporation or any of its significant subsidiaries (as defined in each such indenture) is not paid within any applicable grace period after final maturity or is accelerated by the holders of such debt because of a default and the total principal amount of the portion of such debt that is unpaid or accelerated exceeds $25.0 million and such default continues for 10 days after notice from the trustee under such indenture. If any such event of default occurs, the trustee under such indenture or the holders of at least 25% in aggregate principal amount of the outstanding notes under such indenture may declare all such notes to be due and payable immediately, provided that the holders of a majority in aggregate principal amount of the outstanding notes under such indenture may, by notice to the trustee, waive any such default or event of default and its consequences under such indenture. In connection with the Revlon Exchange Transactions, in February 2004, Revlon, Inc. entered into a supplemental indenture pursuant to which it agreed to guarantee Products Corporation’s obligations under the 8 5/8% Senior Subordinated Notes indenture.

(d)	2004 Consolidated MacAndrews & Forbes Line of Credit:

In July 2004, Products Corporation and MacAndrews & Forbes entered into an agreement, which effective as of August 10, 2004 amended, restated and consolidated the facilities for the MacAndrews & Forbes $65 million line of credit (which was undrawn at such time) and the 2004 MacAndrews & Forbes $125 million term loan (as to which after the Revlon Exchange Transactions the total term loan availability was $87.0 million) into a single consolidated line of credit (as amended, the ‘‘2004 Consolidated MacAndrews & Forbes Line of Credit’’). The commitment under the 2004 Consolidated MacAndrews & Forbes Line of Credit reduced to $87.0 million from $152.0 million as of July 1, 2005 and as of December 31, 2006, the 2004 Consolidated MacAndrews & Forbes Line of Credit had availability of $87.0 million and remained undrawn. In February 2006, Products Corporation entered into an amendment to its 2004 Consolidated MacAndrews & Forbes Line of Credit, which was then scheduled to expire on March 31, 2006, extending the term of such agreement until consummation of Revlon, Inc.’s planned $75 million rights offering (which was subsequently increased to $100 million). Pursuant to a December 2006 amendment, upon consummation of the $100 Million Rights Offering, which was completed in January 2007, $50.0 million of the 2004 Consolidated MacAndrews & Forbes Line of Credit will remain available to Products Corporation through January 31, 2008 on substantially the same terms (which line of credit would otherwise have terminated pursuant to its terms upon the consummation of the $100 Million Rights Offering). (See Note 19, ‘‘Subsequent Events’’).

Loans are available under the 2004 Consolidated MacAndrews & Forbes Line of Credit if: (i) the 2006 Revolving Credit Facility under the 2006 Revolving Credit Agreement has been substantially drawn (after taking into account anticipated needs for Local Loans (as defined in the 2006 Revolving Credit Agreement) and letters of credit); (ii) such borrowing is necessary to cause the excess borrowing base under the 2006 Revolving Credit Facility to remain greater than $20.0 million; (iii) additional revolving loans are not available under the 2006 Revolving Credit Facility; (iv) such borrowing is reasonably necessary to prevent or to cure a default or event of default under the 2006 Credit Agreements; or (v) Products Corporation requests such loan to assist in funding investments in certain brand initiatives.

Loans under the 2004 Consolidated MacAndrews & Forbes Line of Credit bear interest (which is not payable in cash but is capitalized quarterly in arrears) at a rate per annum equal to the lesser of (a) 12.0% and (b) 0.25% less than the rate payable from time to time on Eurodollar loans under the 2006 Term Loan Facility under the 2006 Term Loan Credit Agreement, which effective interest rate was 9.4% as of December 31, 2006, provided that at any time that the Eurodollar Base Rate under the 2006 Term Loan Credit Agreement is equal to or greater than 3.0%, the applicable rate on loans under the 2004 Consolidated MacAndrews & Forbes Line of Credit will be equal to the lesser of (x) 12.0% and (y) 5.25% over the Eurodollar Base Rate then in effect. No amounts were borrowed under the 2004 Consolidated MacAndrews & Forbes Line of Credit during 2006 and as of December 31, 2006 the 2004 Consolidated MacAndrews & Forbes Line of Credit remained undrawn.

The aggregate amounts of contractual long-term debt maturities at December 31, 2006 in the years 2007 through 2011 and thereafter are as follows:

Years ended December 31,	Long-term debt maturities
2007	$—
2008	223.7	(a)
2009	8.4
2010	8.4
2011	398.4	(b)
Thereafter	866.0
Total long-term debt	$1,504.9

(a)	In connection with completing the $100 Million Rights Offering in January 2007 (See Note 19, ‘‘Subsequent Events’’), Products Corporation redeemed $50.0 million in aggregate principal amount of its 8 5/8% Senior Subordinated Notes. Accordingly, at February 22, 2007, the principal amount outstanding, which matures in 2008 is $173.7 million, including $167.4 million in aggregate principal amount of the 8 5/8% Senior Subordinated Notes maturing in February 2008.

(b)	Amount refers to the principal balance due on the 9½% Senior Notes. The difference between this amount and the carrying amount is due to the issuance of the $80.0 million in aggregate principal amount of the Additional 9½% Senior Notes at a discount, priced at 95¼% of par.

Revlon Exchange Transactions

In February 2004, Revlon, Inc. entered into agreements with Fidelity Management & Research Co. (‘‘Fidelity’’) and MacAndrews & Forbes confirming that if Revlon, Inc. were to commence an offer to exchange or convert certain indebtedness of Products Corporation and Revlon, Inc. preferred stock for Class A Common Stock, Fidelity and MacAndrews & Forbes would tender, or cause to be tendered, certain indebtedness in the exchange. In February 2004, Revlon, Inc. launched debt-for-equity exchange offers to exchange any and all of Products Corporation’s outstanding 8 1/8% Senior Notes, 9% Senior Notes, and 8 5/8% Senior Subordinated Notes (collectively, the ‘‘Revlon Exchange Notes’’) for shares of Revlon, Inc.’s Class A Common Stock or, under certain conditions, cash.

Fidelity and MacAndrews & Forbes agreed to tender the Revlon Exchange Notes at a ratio of 400 shares of Class A Common Stock for each one thousand dollars aggregate principal amount of 8 1/8% Senior Notes or 9% Senior Notes and 300 shares of Class A Common Stock for each one thousand dollars aggregate principal amount of 8 5/8% Senior Subordinated Notes tendered for exchange. The agreements allowed Fidelity the right to elect to receive cash or additional shares of Class A Common Stock for accrued interest on the notes tendered while MacAndrews & Forbes received Class A Common Stock for the accrued interest. Other holders were offered the opportunity to exchange their Revlon Exchange Notes for (i) shares of Class A Common Stock at the same exchange ratios or, under certain conditions, (ii) cash up to a maximum of $150 million aggregate principal amount of tendered Revlon Exchange Notes, subject to proration, at $830 per one thousand dollars of aggregate principal amount for the 8 1/8% Senior Notes, $800 per one thousand dollars of aggregate principal amount for the 9% Senior Notes and $620 per one thousand dollars of aggregate principal amount for the 8 5/8% Senior Subordinated Notes. Accrued interest was paid in cash or additional shares of Class A Common Stock, at the holder’s option.

An aggregate of approximately $631.2 million in outstanding notes, consisting of approximately $133.8 million in aggregate principal amount of 8 1/8% Senior Notes, approximately $174.5 million in aggregate principal amount of the 9% Senior Notes and approximately $322.9 million in aggregate principal amount of the 8 5/8% Senior Subordinated Notes were exchanged, along with the related accrued interest, for an aggregate of approximately 224.1 million shares of Class A Common Stock. These amounts included approximately $1.0 million in aggregate principal amount of 9% Senior Notes and $286.7 million in aggregate principal amount of 8 5/8% Senior Subordinated Notes tendered by MacAndrews & Forbes and related entities and approximately $85.9 million in aggregate principal amount of 9% Senior Notes, approximately $77.8 million in aggregate principal amount of 8 1/8% Senior Notes and approximately $32.1 million in aggregate principal amount of 8 5/8% Senior Subordinated Notes tendered by funds and accounts managed by Fidelity. No cash was paid for any principal amount of notes exchanged.

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

REV Holdings LLC (‘‘REV Holdings’’), a wholly-owned indirect subsidiary of MacAndrews & Forbes Holdings, owned all 546 shares of Revlon, Inc.’s outstanding Series A preferred stock with a par value of $0.01 per share and a liquidation preference of $54.6 million (‘‘Revlon, Inc. Series A Preferred Stock’’) and all 4,333 shares of Revlon, Inc.’s outstanding Series B convertible preferred stock, with a par value of $0.01 per share (‘‘Revlon, Inc. Series B Preferred Stock’’), and which were convertible into 433,333 shares of Class A Common Stock. As part of the Revlon Exchange Transactions, REV Holdings exchanged each $1,000 of liquidation preference of Revlon, Inc. Series A Preferred Stock for 160 shares of Class A Common Stock for an aggregate of approximately 8.7 million shares of Class A Common Stock and converted its shares of Revlon, Inc. Series B Preferred Stock into an aggregate of 433,333 shares of Class A Common Stock.

The consummation of the Revlon Exchange Transactions (other than the exchange or conversion, as the case may be, of the Revlon, Inc. Series A and Revlon, Inc. Series B Preferred Stock) on March 25, 2004 resulted in Revlon, Inc. transferring the tendered Revlon Exchange Notes and other exchanged indebtedness to Products Corporation for cancellation, which (i) reduced indebtedness and accrued and unpaid interest of approximately $804 million (as of such date) and $9.9 million, respectively, and (ii) resulted in a decrease to capital deficiency of $827.7 million, including $49.9 million as a result of the exchange of indebtedness by MacAndrews & Forbes, calculated as the difference between the market value on March 25, 2004 of Revlon, Inc. Class A Common Stock issued and the principal amount of the indebtedness exchanged, together with accrued interest. Additionally, the Company recognized a loss on early extinguishment of debt of $32.0 million in connection with the write-off of unamortized debt issuance costs and debt discount, estimated fees and expenses and the difference between the market value on March 25, 2004 of the shares of Revlon, Inc. Class A Common Stock issued and the principal amount of debt exchanged by third parties (other than by MacAndrews & Forbes), together with accrued interest, of $15.5 million.

In February 2004, Revlon, Inc. and Fidelity also entered into a stockholders agreement (the ‘‘Stockholders Agreement’’) pursuant to which, among other things, (i) Revlon, Inc. agreed to continue to maintain a majority of independent directors (as defined by New York Stock Exchange listing standards) on its Board of Directors, as it currently does; (ii) Revlon, Inc. would establish and maintain a Nominating and Corporate Governance Committee of the Board of Directors, which it formed in March 2004; and (iii) Revlon, Inc. agreed to certain restrictions with respect to Revlon, Inc.’s conducting any business or entering into any transactions or series of related transactions with any of its affiliates, any holders of 10% or more of the outstanding voting stock or any affiliates of such holders (in each case, other than its subsidiaries). This Stockholders Agreement will terminate when Fidelity ceases to be the beneficial holder of at least 5% of Revlon, Inc.’s outstanding voting stock.

Also in February 2004, Revlon, Inc. and MacAndrews & Forbes also entered into an investment agreement (as amended, the ‘‘2004 Investment Agreement’’) pursuant to which MacAndrews and Forbes committed to assisting the Company with its goal of reducing its indebtedness by an additional $200 million in the aggregate by the end of 2004 and further by an additional $100 million in the aggregate by March 2006. Pursuant to the 2004 Investment Agreement, MacAndrews & Forbes agreed, among other things, (i) to the extent that a minimum of $150 million aggregate principal amount of notes were not tendered in the Revlon Exchange Transaction, to back-stop the exchange offers by subscribing for additional shares of Revlon, Inc.’s Class A Common Stock at a purchase price of $2.50 per share, to the extent of any shortfall, the proceeds of which would be used to reduce Products Corporation’s outstanding indebtedness; (ii) to back-stop a rights offering in an amount necessary to meet the $200 million aggregate debt reduction target by December 31, 2004, not to exceed $50 million since at least $150 million of debt reduction in the aggregate was ensured as a result of the MacAndrews & Forbes back-stop obligations discussed in (i) above; and (iii) to back-stop an equity or rights offering in an amount necessary to meet the $300 million aggregate debt reduction target by March 31, 2006, not to exceed $100 million since at least $200 million of debt reduction in the aggregate is ensured as a result of the back-stop obligations discussed in (i) and (ii) above (such equity offerings together with the Revlon Exchange Transactions are the ‘‘Debt Reduction Transactions’’). In connection with the closing of the Revlon Exchange Transactions on March 25, 2004, MacAndrews & Forbes Holdings executed a joinder agreement to the Revlon, Inc. registration rights agreement pursuant to which all Class A Common Stock acquired by MacAndrews & Forbes pursuant to the 2004 Investment Agreement will be deemed to be registrable securities.

In August 2005, Revlon, Inc. announced its plan to issue $185.0 million of equity. In connection with Revlon, Inc.’s plan to issue $185.0 million of equity, in August 2005 MacAndrews & Forbes and Revlon, Inc. amended the 2004 Investment Agreement to increase MacAndrews & Forbes’ commitment to purchase such equity as is necessary to ensure that Revlon, Inc. issues $185.0 million of equity. In the first quarter of 2006, Revlon, Inc. completed the $110 Million Rights Offering and transferred to proceeds to Products Corporation, which it used, together with available cash, to reduce Products Corporation’s debt by approximately $110 million by redeeming approximately $109.7 million in aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes. Having completed the $110 Million Rights Offering in March 2006, to facilitate Revlon, Inc.’s plans to issue the $185 million of equity, Revlon, Inc. and MacAndrews & Forbes entered into various amendments to the 2004 Investment Agreement to extend the time for the completion of $75 million of such issuance (which was subsequently increased to $100 million) from March 31, 2006 until March 31, 2007, in each case, by extending MacAndrews & Forbes’ $75 million back-stop to such later date. (See Note 19, ‘‘Subsequent Events’’ regarding the completion of the $100 Million Rights Offering.)

Liquidity Considerations

The Company expects that operating revenues, cash on hand and funds available for borrowing under the 2006 Credit Agreements, the 2004 Consolidated MacAndrews & Forbes Line of Credit and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for

2007, including cash requirements in connection with the payment of operating expenses, including expenses in connection with the execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs (including, without limitation, the Company’s February 2006 Program, its September 2006 Program and prior programs), executive severance not otherwise included in the Company’s restructuring programs, debt service payments and costs and regularly scheduled pension and post-retirement benefit plan contributions. However, there can be no assurance that such funds will be sufficient to meet the Company’s cash requirements on a consolidated basis. If the Company’s anticipated level of revenue growth is not achieved because of, for example, decreased consumer spending in response to weak economic conditions or weakness in the mass-market cosmetics category; adverse changes in currency; decreased sales of the Company’s products as a result of increased competitive activities from the Company’s competitors; changes in consumer purchasing habits, including with respect to shopping channels; retailer inventory management; retailer space reconfigurations; less than anticipated results from the Company’s existing or new products or from its advertising and/or marketing plans; or if the Company’s expenses, including, without limitation, for advertising and promotions or for returns related to any reduction of retail space or product discontinuances, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet the Company’s cash requirements.

In the event of a decrease in demand for the Company’s products, reduced sales, lack of increases in demand and sales, changes in consumer purchasing habits, including with respect to shopping channels, retailer inventory management, retailer space reconfigurations, product discontinuances and/or advertising and promotion expenses or returns expenses exceeding its expectations or less than anticipated results from the Company’s existing or new products or from its advertising and/or marketing plans, any such development, if significant, could reduce the Company’s revenues and could adversely affect its ability to comply with certain financial covenants under the 2006 Credit Agreements and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending.

If the Company is unable to satisfy its cash requirements from the sources identified above or comply with its debt covenants or refinance Products Corporation’s 8 5/8% Senior Subordinated Notes on or before their maturity in February 2008, the Company could be required to adopt one or more of the following alternatives:

•	delaying the implementation of or revising certain aspects of the Company’s business strategy;

•	reducing or delaying purchases of wall displays or advertising or promotional expenses;

•	reducing or delaying capital spending;

•	delaying, reducing or revising the Company’s restructuring programs;

•	restructuring Products Corporation’s indebtedness;

•	selling assets or operations;

•	seeking additional capital contributions or loans from MacAndrews & Forbes, Revlon, Inc., the Company’s other affiliates and/or third parties;

•	selling additional debt securities of Products Corporation; or

•	reducing other discretionary spending.

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

The terms of the 2006 Credit Agreements, the 2004 Consolidated MacAndrews & Forbes Line of Credit and the indentures governing the 9½% Senior Notes and the 8 5/8% Senior Subordinated Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc. to enable Revlon, Inc., among other things, to pay expenses incidental to being a public holding company, including, among other things, professional fees, such as legal, accounting and insurance fees, regulatory fees, such as SEC filing fees and other miscellaneous expenses related to being a public holding company and, subject to certain limitations, to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Second Amended and Restated Revlon, Inc. Stock Plan (the ‘‘Stock Plan’’).

9.	FINANCIAL INSTRUMENTS

The fair value of the Company’s long-term debt is based on the quoted market prices for the same issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair value of long-term debt at December 31, 2006 and 2005, respectively, was approximately $16.0 million and $40.0 million less than the carrying values of $1,501.8 million and $1,413.4 million, respectively.

Products Corporation also maintains standby and trade letters of credit with certain banks for various corporate purposes under which Products Corporation is obligated, of which approximately $15.1 million and $16.0 million (including amounts available under credit agreements in effect at that time) were maintained at December 31, 2006 and 2005, respectively. Included in these amounts is approximately $9.8 million and $11.9 million, at December 31, 2006 and 2005, respectively, in standby letters of credit, which support Products Corporation’s self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.

The carrying amounts of cash and cash equivalents, marketable securities, trade receivables, notes receivable, accounts payable and short-term borrowings approximate their fair values.

10.	INCOME TAXES

The Company’s loss before income taxes and the applicable provision (benefit) for income taxes are as follows:

	Year Ended December 31,
Loss before income taxes:	2006	2005	2004
Domestic	$(237.9)	$(91.5)	$(166.3)
Foreign	13.3	22.0	32.6
	$(224.6)	$(69.5)	$(133.7)
Provision (benefit) for income taxes:
Federal	$0.2	$0.1	$(1.7)
State and local	1.0	0.2	(1.0)
Foreign	18.7	8.0	11.8
	$19.9	$8.3	$9.1
Current	$22.3	$16.9	$12.4
Deferred	0.2	0.1	1.6
Benefits of operating loss carryforwards	(2.6)	(4.9)	(2.0)
Resolution of tax matters	—	(3.8)	(2.9)
	$19.9	$8.3	$9.1

The effective tax rate on loss before income taxes is reconciled to the applicable statutory federal income tax rate as follows:

	Year Ended December 31,
	2006	2005	2004
Statutory federal income tax rate	(35.0)%	(35.0)%	(35.0)%
State and local taxes, net of federal income tax benefit	(3.5)	(4.7)	(4.0)
Foreign and U.S. tax effects attributable to operations outside the U.S	3.3	15.6	(4.4)
Loss on early extinguishment of debt	—	—	(14.8)
Change in valuation allowance	43.2	41.8	65.5
Sale of businesses	—	—	—
Resolution of tax audits	—	(5.6)	(2.2)
Other	0.9	(0.2)	1.7
Effective rate	8.9%	11.9%	6.8%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below:

	December 31,
	2006	2005
Deferred tax assets:
Accounts receivable, principally due to doubtful accounts	$1.2	$1.3
Inventories	22.2	14.8
Net operating loss carryforwards — domestic	281.8	200.5
Net operating loss carryforwards — foreign	122.2	122.9
Accruals and related reserves	6.8	1.5
Employee benefits	68.1	69.6
State and local taxes	7.9	7.7
Advertising, sales discount, returns and coupon redemptions	47.9	55.3
Other	38.7	35.4
Total gross deferred tax assets	596.8	509.0
Less valuation allowance	(565.9)	(476.2)
Total deferred tax assets, net of valuation allowance	30.9	32.8
Deferred tax liabilities:
Plant, equipment and other assets	(26.8)	(27.3)
Other	(0.3)	(1.6)
Total gross deferred tax liabilities	(27.1)	(28.9)
Net deferred tax assets	$3.8	$3.9

In assessing the recoverability of its deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income for certain international markets and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of certain deductible differences existing at December 31, 2006. The valuation allowance increased by $89.7 million during 2006 and increased by $9.5 million during 2005.

During 2006, 2005 and 2004, certain of the Company’s foreign subsidiaries used operating loss carryforwards to credit the current provision for income taxes by $2.6 million, $1.1 million and $2.0 million, respectively. Certain other foreign operations generated losses during 2006, 2005 and 2004 for which the potential tax benefit was reduced by a valuation allowance. At December 31, 2006, the Company had tax loss carryforwards, subject to the conditions described in the following paragraph, of approximately $1,133.4 million of which $403.2 million are foreign and $730.2 million are domestic. The losses expire in future years as follows: 2007-$118.3 million; 2008-$182.7 million; 2009-$87.9 million; 2010-$15.1 million; 2011 and beyond−$434.5 million; and unlimited−$294.9 million.

The Company could receive the benefit of such tax loss carryforwards only to the extent it has taxable income during the carryforward periods in the applicable tax jurisdictions. As a result of the closing of the Revlon Exchange Transactions, as of the end of the day on March 25, 2004, Revlon, Inc., Products Corporation and its U.S. subsidiaries were no longer included in the MacAndrews & Forbes Group for federal income tax purposes (see further discussion immediately below). The Internal Revenue Code of 1986 (as amended, the ‘‘Code’’) and the Treasury regulations issued thereunder govern both the calculation of the amount and allocation to the members of the MacAndrews & Forbes Group of any consolidated federal net operating losses (‘‘CNOLs’’) of the group that will be available to offset Revlon, Inc.’s taxable income and the taxable income of its U.S. subsidiaries, including Products Corporation, for the taxable years beginning after March 25, 2004. Only the amount of any CNOLs that the MacAndrews & Forbes Group did not absorb by December 31, 2004 will be available to be allocated to Revlon, Inc. and its U.S. subsidiaries, including Products Corporation, for their taxable years beginning on March 26, 2004. MacAndrews & Forbes Holdings has indicated that, after giving effect to the CNOLs that the MacAndrews & Forbes Group reported as having absorbed on its 2004 consolidated federal income tax return, $415.9 million in U.S. federal net operating losses, and $15.2 million of alternative minimum tax losses were available to Revlon, Inc. and its U.S. subsidiaries, including Products Corporation, after March 25, 2004; as a result of the expiration of $24.8 million in U.S. federal net operating losses at the end of 2006, $391.1 million in U.S. federal net operating losses and $15.2 million of alternative minimum tax losses are available to Revlon, Inc. and its U.S. subsidiaries, including Products Corporation, after December 31, 2006. The amounts set forth in the previous sentence are subject to change if the Internal Revenue Service (the ‘‘IRS’’) adjusts the results of the MacAndrews & Forbes Group or if the MacAndrews & Forbes Group amends its returns for the tax years ended on or before December 31, 2004. Accordingly, of the Company’s $730.2 million of domestic CNOLs, $339.4 million of such CNOLs, as well as other losses that Revlon, Inc. and its U.S. subsidiaries, including Products Corporation, generate after March 25, 2004, will be available to Revlon, Inc. for its use and its U.S. subsidiaries’, including Products Corporation’s, use and will not be available for the use of the MacAndrews & Forbes Group.

The Company has not provided for U.S. Federal and foreign withholding taxes on $58.3 million of foreign subsidiaries’ undistributed earnings as of December 31, 2006, because such earnings are intended to be indefinitely reinvested overseas. The amount of unrecognized deferred tax liabilities for temporary differences related to investments in undistributed earnings is not practicable to determine at this time.

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

No payments were required by Products Corporation or Revlon, Inc. if and to the extent Products Corporation was prohibited under the terms of its bank credit agreement from making tax sharing payments to Revlon, Inc. The 2004 Credit Agreement, as well as the 2006 Credit Agreements, permit Products Corporation to make such tax sharing payments under the MacAndrews & Forbes Tax Sharing

Agreement in respect of state, local and federal taxes with respect to taxable periods through and including March 25, 2004. As a result of tax net operating losses, there were no federal tax payments or payments in lieu of taxes pursuant to the MacAndrews & Forbes Tax Sharing Agreement in respect of 2004.

As a result of the closing of the Revlon Exchange Transactions, as of the end of March 25, 2004, Revlon, Inc., Products Corporation and their U.S. subsidiaries were no longer included in the MacAndrews & Forbes Group for federal income tax purposes. The MacAndrews & Forbes Tax Sharing Agreement will remain in effect solely for taxable periods beginning on or after January 1, 1992, through and including March 25, 2004. In these taxable periods, Revlon, Inc. and Products Corporation were included in the MacAndrews & Forbes Group, and Revlon, Inc.’s and Products Corporation’s federal taxable income and loss were included in such group’s consolidated tax return filed by MacAndrews & Forbes Holdings. Revlon, Inc. and Products Corporation were also included in certain state and local tax returns of MacAndrews & Forbes Holdings or its subsidiaries.

Following the closing of the Revlon Exchange Transactions, Revlon, Inc. became the parent of a new consolidated group for federal income tax purposes and Products Corporation’s federal taxable income and loss will be included in such group’s consolidated tax returns. Accordingly, Revlon, Inc. and Products Corporation entered into a tax sharing agreement (the ‘‘Revlon Tax Sharing Agreement’’) pursuant to which Products Corporation will be required to pay to Revlon, Inc. amounts equal to the taxes that Products Corporation would otherwise have had to pay if Products Corporation were to file separate federal, state or local income tax returns, limited to the amount, and payable only at such times, as Revlon, Inc. will be required to make payments to the applicable taxing authorities. The 2004 Credit Agreement, as well as the 2006 Credit Agreements, permit payments from Products Corporation to Revlon, Inc. to the extent required under the Revlon Tax Sharing Agreement. As a result of tax net operating losses, there were no federal tax payments or payments in lieu of taxes from Products Corporation to Revlon, Inc. pursuant to the Revlon Tax Sharing Agreement in respect of 2004. The Company expects that there will be no federal alternative minimum tax payments from Products Corporation to Revlon, Inc. pursuant to the Revlon Tax Sharing Agreement in respect of 2006.

Pursuant to the asset transfer agreement referred to in Note 15, Products Corporation assumed all tax liabilities of Revlon Holdings other than (i) certain income tax liabilities arising prior to January 1, 1992 to the extent such liabilities exceeded reserves on Revlon Holdings’ books as of January 1, 1992 or were not of the nature reserved for and (ii) other tax liabilities to the extent such liabilities are related to the business and assets retained by Revlon Holdings.

During 2005, the Company resolved various tax matters and determined certain tax liabilities were no longer probable, which resulted in a tax benefit of $3.8 million, none of which was recorded to capital deficiency. In the normal course of business, the Company is subject to tax examinations in both domestic and foreign jurisdictions. The Company believes that adequate provisions have been made for adjustments that may result from such tax examinations.

11.	SAVINGS PLAN, PENSION AND POST-RETIREMENT BENEFITS

Savings Plan:

The Company offers a qualified defined contribution plan for U.S.-based employees, the Revlon Employees’ Savings, Investment and Profit Sharing Plan (as amended, the ‘‘Savings Plan’’), which allows eligible participants to contribute up to 25% and highly compensated employees to contribute up to 6% of qualified compensation through payroll deductions. The Company matches employee contributions at fifty cents for each dollar contributed up to the first 6% of eligible compensation. The Company may also contribute from time to time profit sharing contributions (if any) for non-bonus eligible employees. In 2006, 2005 and 2004, the Company made cash matching contributions to the Savings Plan of approximately $2.8 million, $2.9 million and $2.7 million, respectively. There were no additional contributions or profit sharing contributions made during those years.

Pension Benefits:

The Company sponsors a number of qualified defined benefit pension plans covering a substantial portion of the Company’s employees in the U.S., as well as certain other non-U.S. employees. The

Company also has nonqualified pension plans which provide benefits in excess of IRS limitations in the U.S. and in certain limited cases contractual benefits for designated officers of the Company. These plans are funded from the general assets of the Company.

Other Post-retirement Benefits:

The Company previously sponsored an unfunded retiree benefit plan, which provides death benefits payable to beneficiaries of a very limited number of former employees. Participation in this plan was limited to participants enrolled as of December 31, 1993. The Company also administers an unfunded medical insurance plan on behalf of Revlon Holdings, the cost of which has been apportioned to Revlon Holdings under the transfer agreements among Revlon, Inc., Products Corporation and MacAndrews & Forbes. (See Note 15, ‘‘Related Party Transactions — Transfer Agreements’’).

On December 31, 2006, the Company adopted the recognition and dislosure provisions of SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statment Nos. 87, 88, 106, and 132(R)’’. SFAS No. 158 requires the Company to recognize the funded status of its defined benefit pension plans and other post-retirement plans in the December 31, 2006 Consolidated Balance Sheet, measured as the difference between plan assets at fair value and the benefit obligations. The net funded status of the underfunded pension and other post-retirement plans is recognized as a net liability on the Consolidated Balance Sheet. SFAS No. 158 also requires the Company to recognize as a component of other comprehensive loss, net of tax, the actuarial gains and losses and prior service costs or credits that arose during the year but are not recognized in net loss as components of net periodic benefit cost pursuant to FASB Statement Nos. 87 and 106. The Company recognized $112.6 million in accumulated other comprehensive income for actuarial gains and prior service costs, which amount will be adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition of amortization provisions of FASB Statement Nos. 87 and 106 In addition, the additional minimum pension liability (‘‘AML’’) recognized under the provisions of FASB Statement No. 132(R) in the 2005 financial statements of $107.0 million is required to be reversed through other comprehensive loss upon adoption of SFAS No. 158.

The following table summarizes the effect of the reversal of the additional minimum liabilities at the year ended December 31, 2005, as well as the recognition of actuarial gains and prior service costs as a component of other comprehensive loss upon adoption of SFAS No. 158:

		AML Adjustment
	Prior to Adjustments	Prior to SFAS No. 158 Adoption	Adjustment to Reverse AML	Total AML Adjustment	SFAS No. 158 Adjustment	As Reported at December 31, 2006
Other assets (a)	$142.6	$(0.1)	$—	$(0.1)	$(0.1)	$142.4
Pension and other post-retirement benefit liabilities (b)	177.6	(19.1)	(88.0)	(107.1)	112.5	183.0
Accumulated other comprehensive (loss)	(118.6)	19.0	88.0	107.0	(112.6)	(124.2)
Total stockholder’s deficiency (a)	(1,212.0)	19.0	88.0	107.0	(112.6)	(1,217.6)

(a)	The incremental effect of deferred tax assets at December 31, 2006 after giving effect to the adoption of SFAS No. 158 was offset by a valuation allowance, which resulted in no net tax impact due to the adoption of SFAS No. 158.

(b)	The total liability for pension benefits includes the current portion of the pension liability, $7.3 million, which is recognized in the other current liabilities on the Consolidated Balance Sheet and $175.7 million, which is recognized in the long-term pension and other post-retirement liability on the Consolidated Balance Sheet.

In accordance with SFAS No. 158, prior year amounts have not been adjusted. SFAS No. 158 also requires that beginning in 2008, the Company’s assumptions used to measure the annual pension and other post-retirement expenses be determined as of December 31, the date of the Consolidated Balance Sheet. Currently, the Company uses September 30 as its measurement date for pension and other post-retirement plans obligations and assets.

Information regarding the Company’s significant pension and other post-retirement plans at the dates indicated is as follows:

	Pension Plans		Other Post-retirement Benefit Plans
	2006	2005	2006	2005
Change in Benefit Obligation:
Benefit obligation — September 30 of prior year	$(587.8)	$(557.8)	$(13.2)	$(13.0)
Service cost	(10.0)	(9.6)	(0.0)	(0.1)
Interest cost	(32.1)	(31.0)	(0.8)	(0.9)
Plan amendments	—	—	—	(0.5)
Actuarial gain (loss)	11.1	(20.3)	(2.3)	—
Benefits paid	29.9	27.5	1.1	1.1
Foreign exchange (loss) gain	(6.7)	4.9	0.1	0.2
Plan participant contributions	(0.2)	(0.2)	—	—
Benefit obligation — September 30 of current year	(595.8)	(586.5)	(15.1)	(13.2)
Change in Plan Assets:
Fair value of plan assets — September 30 of prior year	383.0	341.5	—	—
Actual return on plan assets	35.7	44.0	—	—
Employer contributions	30.6	27.5	1.1	1.1
Plan participant contributions	0.2	0.2	—	—
Benefits paid	(29.9)	(27.2)	(1.1)	(1.1)
Foreign exchange gain (loss)	4.4	(3.0)	—	—
Fair value of plan assets — September 30 of current year	424.0	383.0	—	—
Funded status of plans — September 30 of current year	(171.8)	(203.5)	(15.1)	(13.2)
Amounts contributed to plans during fourth quarter	3.7	2.3	0.2	0.2
Unrecognized net loss	n/a	130.0	n/a	1.6
Unrecognized prior service cost	n/a	(3.6)	n/a	—
Accrued net periodic benefit cost at December 31	n/a	$(74.8)	n/a	$(11.4)
Pension and other post-retirement benefit plan liabilities (a)	$(168.1)	N/A	$(14.9)	N/A

(a)	Under SFAS No. 158, the requirement to recognize the funded status of defined benefit post-retirement plans is not applied for fiscal years ended prior to December 31, 2006.

In respect of pension plans and other post-retirement benefit plans, amounts recognized in the Company’s Consolidated Balance Sheets at December 31, 2006 and 2005 consist of the following:

	Pension Plans		Other Post-retirement Benefit Plans
	December 31,
	2006	2005	2006	2005
Prepaid expenses	$—	$—	$—	$—
Intangible assets	—	0.2	—	—
Other long-term assets	—	0.6	—	—
Accrued expenses	(6.1)	(31.6)	(1.2)	—
Pension and other post-retirement benefit liabilities	(162.0)	(151.0)	(13.7)	(11.4)
	(168.1)	(181.8)	(14.9)	(11.4)
Accumulated other comprehensive loss	109.4	107.0	3.7	—
	$(58.7)	$(74.8)	$(11.2)	$(11.4)

With respect to the above accrued net periodic benefit costs, the Company has recorded receivables from affiliates of $1.9 million and $1.9 million at December 31, 2006 and 2005, respectively, relating to pension plan liabilities retained by such affiliates and $0.9 million and $1.0 million at December 31, 2006 and 2005, respectively, for other post-retirement costs attributable to Revlon Holdings under the 1992 transfer agreements referred to in Note 15, ‘‘Related Party Transactions’’.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the Company’s pension plans are as follows:

	September 30,
	2006	2005	2004
Projected benefit obligation	$595.8	$586.5	$557.8
Accumulated benefit obligation	574.0	567.6	541.0
Fair value of plan assets	424.0	383.0	341.5

The components of net periodic benefit cost for the pension plans and other post-retirement benefit plans are as follows:

	Pension Plans			Other Post-retirement Benefit Plans
	Years Ended December 31,
	2006	2005	2004	2006	2005	2004
Net periodic benefit cost:
Service cost	$10.0	$9.6	$9.9	$—	$0.1	$0.1
Interest cost	32.1	31.0	30.6	0.8	0.9	0.8
Expected return on plan assets	(31.8)	(28.3)	(24.7)	—	—	—
Amortization of prior service cost	(0.5)	(0.6)	(0.6)	—	—	—
Amortization of net transition asset	—	—	(0.1)	—	—	—
Amortization of actuarial loss (gain)	6.6	7.4	9.6	0.1	0.1	—
Settlement cost	0.1	—	—	—	—	—
Curtailment cost	(0.8)	—	—	—	—	—
	15.7	19.1	24.7	0.9	1.1	0.9
Portion allocated to Revlon Holdings	(0.1)	(0.1)	(0.1)	—	—	—
	$15.6	$19.0	$24.6	$0.9	$1.1	$0.9

Amounts recognized in accumulated other comprehensive loss at December 31, 2006, which have not yet been recognized as a component of net periodic pension cost, are as follows:

	Pension Benefits	Post-retirement Benefits	Total
Net actuarial loss	$112.1	$3.7	$115.8
Prior service credit	(2.7)	—	(2.7)
	109.4	3.7	113.1
Portion allocated (to) from Revlon Holdings	(0.6)	0.1	(0.5)
	$108.8	$3.8	$112.6

The total actuarial losses and prior service credits included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year-ended December 31, 2007 is $4.4 million and $(0.5) million, respectively.

The following weighted-average assumptions were used to develop the actuarial present value of projected benefit obligation for the year listed and also the Company’s estimate of the net periodic benefit cost for the following year:

	U.S. Plans			International Plans
	2006	2005	2004	2006	2005	2004
Discount rate	5.75%	5.5%	5.75%	5.0%	5.0%	5.5%
Expected return on plan assets	8.5	8.5	8.5	6.7	6.7	7.0
Rate of future compensation increases	4.0	4.0	4.0	3.9	3.7	3.7

The 5.75% discount rate for the U.S. plans was derived by reference to appropriate benchmark yields on high quality corporate bonds, with terms which approximate the duration of the benefit payments and the relevant benchmark bond indices considering the individual plan’s characteristics, such as Moody’s Aa Corporate Bond Index and the Citigroup Pension Discount Curve, to select a rate at which the Company believes the U.S. pension benefits could be effectively settled. The discount rates for the Company’s primary international plans were derived from similar local studies, in conjunction with local actuarial consultants and asset managers.

The Company considers a number of factors to determine its expected rate of return on plan assets assumption, including, without limitation, recent and historical performance of plan assets, asset allocation and other third-party studies and surveys. The Company considered the plan portfolios’ asset allocations over a variety of time periods and compared them with third-party studies and reviewed performance of the capital markets in recent years and other factors and advice from various third parties, such as the pension plans’ advisers, investment managers and actuaries. While the Company considered recent performance and the historical performance of plan assets over a ten-year period (from 1996 to 2006), the results of which exceeded the Company’s expected rate of return, the Company’s assumptions are based primarily on its estimates of long-term, prospective rates of return. Using the aforementioned methodologies, the Company selected the 8.5% return on assets assumption used for the U.S pension plans. Differences between actual and expected asset returns are recognized in the net periodic benefit cost over the remaining service period of the active participating employees.

The rate of future compensation increases is an assumption used by the actuarial consultants for pension accounting and is determined based on the Company’s current expectation for such increases.

The following table presents domestic and foreign pension plan assets information at September 30, 2006, 2005 and 2004:

	U.S. Plans			International Plans
	2006	2005	2004	2006	2005	2004
Fair value of plan assets	$380.3	$347.5	$308.9	$43.7	$35.5	$32.6

The Investment Committee for the Company’s pension plans (the ‘‘Investment Committee’’) has adopted (and revises from time to time) an investment policy for the U.S. pension plans intended to meet or exceed the expected rate of return on plan assets assumption. In connection with this objective, the

Investment Committee retains professional investment managers that invest plan assets in the following asset classes: equity and fixed income securities, real estate, and cash and other investments, which may include hedge funds and private equity and global balanced strategies. The International plans follow a similar methodology in conjunction with local actuarial consultants and asset managers.

The U.S. pension plans currently have the following target ranges for these asset classes, which are reviewed quarterly and considered for readjustment when an asset class weighting is outside of its target range (recognizing that these are flexible target ranges that may vary from time to time) with the goal of achieving the required return at a reasonable risk level as follows:

Target Ranges
Asset Category:
Equity securities	31% - 41%
Fixed income securities	18% - 28%
Real estate	0% - 2%
Cash and other investments	11% - 21%
Global balanced strategies	20% - 30%

The U.S. pension plans weighted-average asset allocations at September 30, 2006 and 2005 by asset categories were as follows:

	2006	2005
Asset Category:
Equity securities	36.3%	43.6%
Fixed income securities	20.1	17.9
Real estate	—	4.4
Cash and other investments	19.0	13.7
Global balanced strategies	24.6	20.4
	100.0%	100.0%

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

Contributions:

The Company’s policy is to fund at least the minimum contributions required to meet applicable federal employee benefit and local laws, or to directly pay benefit payments where appropriate. During 2007, the Company expects to contribute approximately $33.4 million to its pension plans and $1.1 million to other post-retirement benefit plans.

Estimated Future Benefit Payments:

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Total Pension Benefits	Total Other Benefits
2007	$32.1	$1.1
2008	33.1	1.2
2009	34.8	1.2
2010	36.5	1.2
2011	38.0	1.2
Years 2012 to 2016	215.0	6.3

12.	RIGHTS OFFERINGS

$110 Million Rights Offering

In March 2006, Revlon, Inc. completed a $110 million Rights Offering (including the related private placement to MacAndrews & Forbes, the ‘‘$110 Million Rights Offering’’) that it launched in February 2006, which allowed each stockholder of record of Revlon, Inc.’s Class A and Class B Common Stock, as of the close of business on February 13, 2006, the record date set by Revlon, Inc.’s Board of Directors, to purchase additional shares of Class A Common Stock. The subscription price for each share of Class A Common Stock purchased in the $110 Million Rights Offering, including shares purchased in the private placement by MacAndrews & Forbes, was $2.80 per share. Upon completing the $110 Million Rights Offering, Revlon, Inc. promptly transferred the proceeds to Products Corporation, which it used as described under Note 8 — ‘‘$110 Million Rights Offering — March 2006’’.

In completing the $110 Million Rights Offering, Revlon, Inc. issued an additional 39,285,714 shares of its Class A Common Stock, including 15,885,662 shares subscribed for by public shareholders (other than MacAndrews & Forbes) and 23,400,052 shares issued to MacAndrews & Forbes in a private placement directly from Revlon, Inc. The shares issued to MacAndrews & Forbes represented the number of shares of Revlon, Inc.’s Class A Common Stock that MacAndrews & Forbes would otherwise have been entitled to purchase pursuant to its basic subscription privilege in the $110 Million Rights Offering (which was approximately 60% of the shares of Revlon, Inc.’s Class A Common Stock offered in the $110 Million Rights Offering).

$100 Million Rights Offering

In December 2006, Revlon, Inc. launched a $100 million rights offering of Class A Common Stock (including the related private placement to MacAndrews & Forbes, the ‘‘$100 Million Rights Offering’’), which it completed in January 2007. See Note 19, ‘‘Subsequent Events’’ regarding the completion of the $100 Million Rights Offering in January 2007, including a description of the use of the proceeds from such offering. The $100 Million Rights Offering allowedeach stockholder of record of Revlon, Inc.’s Class A and Class B Common Stock, as of the close of business on December 11, 2006, the record date set by Revlon, Inc.’s Board of Directors, to purchase additional shares of Class A Common Stock. The subscription price for each share of Class A Common Stock purchased in the $100 Million Rights Offering, including shares purchased in the private placement by MacAndrews & Forbes, was $1.05 per share.

Additionally, on December 18, 2006, Products Corporation entered into an amendment to the 2004 Consolidated MacAndrews & Forbes Line of Credit providing that, upon the consummation of the $100 Million Rights Offering, $50.0 million of the line of credit will remain available to Products Corporation through January 31, 2008 on substantially the same terms (which line of credit would otherwise have terminated pursuant to its terms upon the consummation of the $100 Million Rights Offering). (See Note 19, ‘‘Subsequent Events’’).

13.	STOCK COMPENSATION PLAN

Revlon, Inc. maintains the Second Amended and Restated Revlon, Inc. Stock Plan (the ‘‘Stock Plan’’), which provides for awards of stock options, stock appreciation rights, restricted or unrestricted stock and restricted stock units to eligible employees and directors of Revlon, Inc. and its affiliates, including Products Corporation.

In June 2004, the Stock Plan was amended and restated to, among other things, increase the number of shares available for grant and to reduce the maximum term of the option grants to 7 years. Pursuant to the June 2004 amendment, awards may be granted for up to an aggregate of 40,650,000 shares of Revlon, Inc.’s Class A Common Stock.

In November 2006, the Stock Plan was amended and restated to:

(1)	rename the Stock Plan as the Second Amended and Restated Revlon, Inc. Stock Plan;

(2)	increase the number of shares that may be issued as restricted and unrestricted stock and restricted stock units from 5,935,000 to 15,000,000;

(3)	increase from 300,000 to 4,065,000 the number of awards, other than stock option and stock appreciation right awards, that may be granted without regard to the one-year and three-year minimum vesting requirements under the Stock Plan and clarify that such number does not include awards granted without regard to such minimum vesting requirements that are cancelled without payment of cash or other consideration in connection with the termination of the grantee’s employment, services or otherwise;

(4)	provide that, in connection with any future merger, consolidation, sale of all or substantially all of the Company’s assets or other similar transactions, the Company’s Compensation and Stock Plan Committee (the ‘‘Compensation Committee’’) may, by notice to grantees, accelerate the dates upon which all outstanding stock options and stock appreciation rights awards of such grantees shall be exercisable and the dates upon which action may be taken with respect to all other awards requiring action on the part of grantees, without requiring that such awards terminate (which right the Compensation Committee had previously with respect to restricted stock awards); and

(5)	make certain technical amendments to clarify that restricted stock awards may be in either book-entry or certificated form.

The amendment and restatement of the Stock Plan, which became effective on November 12, 2006, did not increase the total number of shares as to which awards may be granted under the Stock Plan. The primary purpose of the amendments was to enable the Company to grant restricted stock awards, some of which may vest over a period of less than three years, from shares available for issuance as awards under the Stock Plan as a retention incentive for key employees who are expected to contribute to the execution of the Company’s business strategy, which awards were granted to key employees in November 2006.

Non-qualified options granted under the Stock Plan are granted at prices that equal or exceed the fair market value of Class A Common Stock on the grant date and have a term of 7 years (option grants under the Stock Plan prior to June 4, 2004 have a term of 10 years). Option grants vest over service periods that range from one to five years. Certain option grants contain provisions that allow for accelerated vesting if the Class A Common Stock closing price equals or exceeds amounts ranging from $30.00 to $40.00 per share. Additionally, employee stock option grants outstanding in November 2006 vest upon a ‘‘change in control’’.

Stock options:

Total net stock option compensation expense includes amounts attributable to the granting of, and the remaining requisite service period of, stock options issued under the Stock Plan, which awards were unvested at January 1, 2006 or granted on or after such date. Net stock option compensation expense for the year ended December 31, 2006 was $7.1 million (including $1.4 million related to the departure of

Mr. Jack Stahl, the Company’s former President and Chief Executive Officer, in September 2006). As of December 31, 2006, the total unrecognized stock option compensation expense related to unvested stock options in the aggregate was $2.8 million (which included the write-off of unrecognized stock option compensation related to stock options forfeited as a result of terminations of employment after September 30, 2006 primarily related to restructuring events under the September 2006 Program (as described in Note 2)). The unrecognized stock option compensation expense is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of stock options that vested during the year ended December 31, 2006 was $10.1 million.

At December 31, 2006, 2005 and 2004 there were 17,990,458, 15,972,389 and 10,415,745 stock options exercisable under the Stock Plan, respectively.

A summary of the status of stock option grants under the Stock Plan as of December 31, 2006, 2005 and 2004 and changes during the years then ended is presented below:

	Shares (000’s)	Weighted Average Exercise Price
Outstanding at January 1, 2004	7,707.6	$10.66
Granted	24,517.4	3.03
Exercised	—	—
Forfeited and expired	(1,443.3)	9.01
Outstanding at December 31, 2004	30,781.7	4.66
Granted	5,200.4	2.56
Exercised	(18.1)	3.03
Forfeited and expired	(2,930.9)	5.59
Outstanding at December 31, 2005	33,033.1	4.25
Granted	47.5	1.95
Exercised	(60.4)	2.90
Forfeited and expired	(8,027.2)	3.34
Outstanding at December 31, 2006	24,993.0	4.54

The weighted average grant date fair value of options granted during 2006, 2005 and 2004 approximated $1.11, $1.38 and $2.08, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Year Ended December 31,
	2006	2005	2004
Expected life of option (a)	4.75 years	4.75 years	7.00 years
Risk-free interest rate (b)	4.76%	3.95%	3.95%
Expected volatility (c)	65%	61%	69%
Expected dividend yield (d)	N/A	N/A	N/A

(a)	The expected life of an option is calculated using a formula based on the vesting term and contractual life of the option.

(b)	The risk-free interest rate is based upon the rate in effect at the time of the option grant on a zero coupon U.S. Treasury bill for periods approximating the expected life of the option.

(c)	Expected volatility is based on the daily historical volatility of the NYSE closing price of Revlon, Inc.’s Class A Common Stock over the expected life of the option.

(d)	Assumes a dividend rate of nil on Revlon, Inc.’s Class A Common Stock for options granted during the years ended December 31, 2006 and 2005, respectively.

The following table summarizes information about the Stock Plan’s options outstanding at December 31, 2006:

	Outstanding				Exerciseable
Range of Exercise Prices	Number of Options (000’s)	Weighted Average Years Remaining	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options (000’s)	Weighted Average Years Remaining	Weighted Average Exercise Price
$1.46 to $1.59	35.0	6.76	$1.55	—	—		$—
2.31 to 3.45	20,692.1	4.52	2.95	—	14,124.5	4.46	3.00
3.76 to 5.15	1,975.9	5.51	3.95	—	1,575.9	5.61	3.99
5.66 to 8.25	821.7	4.07	6.22	—	821.7	4.07	6.22
8.82 to 10.44	300.1	3.24	8.81	—	300.1	3.24	8.81
15.00 to 18.50	366.9	2.12	15.01	—	366.9	2.12	15.01
24.13 to 34.88	497.2	0.72	32.47	—	497.2	0.72	32.47
36.38 to 50.00	304.1	1.32	49.90	—	304.1	1.32	49.90
1.46 to 50.00	24,993.0	4.42	4.54	—	17,990.4	4.32	5.18

Restricted stock awards and restricted stock units:

The Stock Plan and the Supplemental Stock Plan (as hereinafter defined) allow for awards of restricted stock and restricted stock units to employees and directors of Revlon, Inc. and its affiliates, including Products Corporation. The restricted stock awards granted under the Stock Plan vest over service periods that generally range from 19 months to five years. In 2006, 2005 and 2004, Revlon, Inc. granted 6,511,675, 50,000 and 4,495,000 shares, respectively, of restricted stock and restricted stock units under the Stock Plan with weighted average fair values, based on the market price of Revlon, Inc.’s Class A Common Stock on the dates of grant, of $1.59, $3.13 and $3.03, respectively. At December 31, 2006 and 2005, there were 8,120,643 and 3,810,002 shares, respectively, of restricted stock and restricted stock units outstanding and unvested under the Stock Plan.

A summary of the status of grants of restricted stock and restricted stock units under the Stock Plan and Supplemental Stock Plan (as hereinafter defined) as of December 31, 2006, 2005, and 2004 and changes during the years then ended is presented below:

	Shares (000’s)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2004	1,970.0	$4.11
Granted	4,495.0	3.03
Vested	(690.0)	4.88
Forfeited	(50.0)	3.03
Outstanding at December 31, 2004	5,725.0	3.18
Granted	50.0	3.13
Vested (a)	(1,776.7)	3.17
Forfeited	(188.3)	3.17
Outstanding at December 31, 2005	3,810.0	3.19
Granted	6,511.7	1.59
Vested (b)	(1,871.7)	3.13
Forfeited	(329.4)	3.01
Outstanding at December 31, 2006	8,120.6	1.92

(a)	Of the amounts vested during 2005, 236,315 shares of Revlon, Inc. Class A Common Stock were withheld by the Company to satisfy certain grantees’ minimum withholding tax requirements.

(b)	Of the amounts vested during 2006, 193,351 shares of Revlon, Inc. Class A Common Stock were withheld by the Company to satisfy certain grantees’ minimum withholding tax requirements.

In 2002, Revlon, Inc. adopted the Revlon, Inc. 2002 Supplemental Stock Plan (the ‘‘Supplemental Stock Plan’’), the purpose of which was to provide Mr. Stahl, the Company’s former President and Chief Executive Officer, the sole eligible participant under the Supplemental Stock Plan, with inducement awards to entice him to join the Company. The Supplemental Stock Plan covers 530,000 shares of Class A Common Stock. All of the 530,000 shares were issued in the form of restricted shares of Class A Common Stock to Mr. Stahl in February 2002. The terms of the Supplemental Stock Plan and the foregoing grant of restricted shares to Mr. Stahl are substantially the same as the terms and grants under the Stock Plan. Pursuant to the terms of the Supplemental Stock Plan, such grant was made conditioned upon his execution of the Company’s standard Employee Agreement as to Confidentiality and Non-Competition.

Generally, no dividends will be paid on unvested restricted stock, provided, however, that in connection with the 2002 grants to Mr. Stahl of 470,000 shares of restricted stock under the Stock Plan and 530,000 shares of restricted stock under the Supplemental Stock Plan (of which an aggregate 500,000 shares of restricted stock from both plans remained unvested at December 31, 2006), in the event any cash or in-kind distributions are made in respect of Revlon, Inc.’s Common Stock prior to the lapse of the restrictions on such shares, such dividends will be held by the Company and paid to Mr. Stahl when and if such restrictions lapse.

Mr. Stahl ceased employment with the Company in September 2006. Mr. Stahl and the Company entered into a separation agreement in September 2006 that provided him with the separation benefits that he was entitled to receive (and no others) pursuant to the employment agreement he enterered into in 2002 when he joined the Company. In connection with entering into such separation agreement during 2006, the Company incurred charges within SG&A of $3.2 million for the accelerated amortization of his unvested options and unvested restricted stock.

The Company recognizes non-cash compensation expense related to restricted stock awards and restricted stock units under the Stock Plan and Supplemental Stock Plan using the straight-line method over the remaining service period. The Company recorded compensation expense related to restricted stock awards under the Stock Plan and Supplemental Stock Plan of $6.0 million, $5.8 million and $5.2 million during 2006, 2005 and 2004, respectively. The deferred stock-based compensation related to restricted stock awards is $9.9 million and $6.5 million at December 31, 2006 and 2005, respectively (which includes the write-off of deferred stock-based compensation related to restricted share awards that were forfeited as a result of terminations during 2006, as well as terminations which will occur after December 31, 2006 as a result of the February 2006 organizational realignment and the September 2006 organizational streamlining). The deferred stock-based compensation related to restricted stock awards is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of restricted stock and restricted stock units that vested during the year ended December 31, 2006 was $5.9 million. At December 31, 2006, there were 8,120,643 shares of unvested restricted stock and restricted stock units under the Stock Plan and the Supplemental Stock Plan.

Pro forma net loss:

Prior to the Company’s adoption of SFAS No. 123(R), SFAS No. 123 required that the Company provide pro forma information regarding net loss and net loss per common share as if compensation expense for the Company’s stock-based awards had been determined in accordance with the fair value method prescribed therein. The Company had previously adopted the disclosure portion of SFAS No. 148, ‘‘Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statements No. 123’’ (‘‘SFAS No. 148’’), requiring quarterly SFAS No. 123 pro forma disclosure. The pro forma charge for compensation expense related to stock-based awards granted was recognized over the service period. For stock options, the service period represents the period of time between the date of grant and the date each stock option becomes exercisable without consideration of acceleration provisions (e.g., retirement, change of control and similar types of acceleration events).

The following table illustrates the effect on net loss as if the Company had applied the fair value method to its stock-based compensation under the disclosure provisions of SFAS No. 123 and amended disclosure provisions of SFAS No. 148:

	Year Ended December 31,
	2005	2004
Net loss as reported	$(77.8)	$(142.8)
Add-back: Stock-based employee compensation expense included in reported net loss	5.8	5.2
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(22.1)	(30.3)
Pro forma net loss	$(94.1)	$(167.9)

14.	COMPREHENSIVE LOSS

The components of comprehensive loss during 2006, 2005 and 2004 are as follows:

	Foreign Currency Translation	Minimum Pension Liability	Actuarial Gain / Loss on Post-retirement Benefits	Prior Service Cost on Post-retirement Benefits	Deferred Loss - Hedging	Accumulated Other Comprehensive Loss
Balance, January 1, 2004	$(8.5)	$(112.1)	$—	$—	$(1.4)	$(122.0)
Unrealized gains (losses)	0.6	(1.6)	—	—	(2.8)	(3.8)
Reclassifications into net loss	—	—	—	—	1.5	1.5
Balance December 31, 2004	(7.9)	(113.7)	—	—	(2.7)	(124.3)
Unrealized gains (losses)	(6.9)	6.7	—	—	0.2	1.5
Reclassifications into net loss	0.4	—	—	—	2.2	1.1
Balance December 31, 2005	$(14.4)	$(107.0)	$—	$—	$(0.3)	$(121.7)
Unrealized gains (losses)	3.2	—	—	—	(0.4)	2.8
Reclassifications under SFAS No. 158 (a)	—	107.0	(115.8)	2.7	—	(6.1)
Portion of SFAS No. 158 reclassification allocated to Revlon Holdings (a)	—	—	0.5	—	—	0.5
Reclassifications into net loss	—	—	—	—	0.3	0.3
Balance December 31, 2006	$(11.2)	$—	$(115.3)	$2.7	$(0.4)	$(124.2)

(a)	Due to the adoption of SFAS No. 158 in December 2006, the minimum pension liability, as set forth in the table above, is no longer recognized as a component of comprehensive loss. The $5.6 million net adjustment represents the difference between (1) $115.8 million of actuarial gains and $2.7 million of prior service costs calculated under SFAS No. 158, both of which have not yet been recognized as a component of net periodic pension cost, (2) the net $0.5 million reclassification of actuarial gains and prior service costs calculated under SFAS No. 158, which are attributable to Revlon Holdings under the 1992 transfer agreements referred to in Note 15, ‘‘Related Party Transactions’’, and (3) the $107.0 reversal of the minimum pension liability, which under SFAS No. 158 is no longer required as a component of comprehensive loss to be recognized during 2006 as a component of comprehensive loss. (See Note 11 ‘‘Savings Plan, Pension and Other Post-retirement Benefits’’).

15.	RELATED PARTY TRANSACTIONS

As of December 31, 2006, MacAndrews & Forbes beneficially owned shares of Revlon, Inc.’s Common Stock having approximately 76% of the combined voting power of such outstanding shares. Revlon, Inc. in turn directly owns all 5,260 outstanding shares of Products Corporation’s common stock. As a result, MacAndrews & Forbes is able to elect the entire Board of Directors of Revlon, Inc. and Products Corporation and control the vote on all matters submitted to a vote of Revlon, Inc.’s and Products Corporation’s stockholders. MacAndrews & Forbes is wholly-owned by Ronald O. Perelman,

Chairman of Revlon, Inc.’s and Products Corporation’s Board of Directors. (See Note 19, ‘‘Subsequent Events’’ regarding the consummation of the $100 Million Rights Offering in January 2007 and the related effect on the MacAndrews & Forbes beneficial ownership of shares of Revlon, Inc. Common Stock.)

Transfer Agreements

In June 1992, Revlon, Inc. and Products Corporation entered into an asset transfer agreement with Revlon Holdings LLC, a Delaware limited liability company and formerly a Delaware corporation known as Revlon Holdings Inc. (‘‘Revlon Holdings’’), and which is an affiliate and an indirect wholly-owned subsidiary of MacAndrews & Forbes and certain of Revlon Holdings’ wholly-owned subsidiaries. Revlon, Inc. and Products Corporation also entered into a real property asset transfer agreement with Revlon Holdings. Pursuant to such agreements, on June 24, 1992 Revlon Holdings transferred assets to Products Corporation and Products Corporation assumed all of the liabilities of Revlon Holdings, other than certain specifically excluded assets and liabilities (the liabilities excluded are referred to as the ‘‘Excluded Liabilities’’). Certain consumer products lines sold in demonstrator-assisted distribution channels considered not integral to Revlon, Inc.’s business and that historically had not been profitable and certain other assets and liabilities were retained by Revlon Holdings. Revlon Holdings agreed to indemnify Revlon, Inc. and Products Corporation against losses arising from the Excluded Liabilities, and Revlon, Inc. and Products Corporation agreed to indemnify Revlon Holdings against losses arising from the liabilities assumed by Products Corporation. The amounts reimbursed by Revlon Holdings to Products Corporation for the Excluded Liabilities for 2006, 2005 and 2004 were $0.3 million, $0.2 million, and $0.2 million, respectively.

Reimbursement Agreements

Revlon, Inc., Products Corporation and MacAndrews & Forbes Inc. (a wholly-owned subsidiary of MacAndrews & Forbes Holdings) have entered into reimbursement agreements (the ‘‘Reimbursement Agreements’’) pursuant to which (i) MacAndrews & Forbes Inc. is obligated to provide (directly or through affiliates) certain professional and administrative services, including employees, to Revlon, Inc. and its subsidiaries, including Products Corporation, and purchase services from third party providers, such as insurance, legal and accounting services and air transportation services, on behalf of Revlon, Inc. and its subsidiaries, including Products Corporation, to the extent requested by Products Corporation, and (ii) Products Corporation is obligated to provide certain professional and administrative services, including employees, to MacAndrews & Forbes and purchase services from third party providers, such as insurance, legal and accounting services, on behalf of MacAndrews & Forbes to the extent requested by MacAndrews & Forbes Inc., provided that in each case the performance of such services does not cause an unreasonable burden to MacAndrews & Forbes or Products Corporation, as the case may be.

Products Corporation reimburses MacAndrews & Forbes for the allocable costs of the services purchased for or provided to Products Corporation and its subsidiaries and for the reasonable out-of-pocket expenses incurred in connection with the provision of such services. MacAndrews & Forbes Inc. (or such affiliates) reimburses Products Corporation for the allocable costs of the services purchased for or provided to MacAndrews & Forbes and for the reasonable out-of-pocket expenses incurred in connection with the purchase or provision of such services. Each of Revlon, Inc. and Products Corporation, on the one hand, and MacAndrews & Forbes Inc., on the other, has agreed to indemnify the other party for losses arising out of the provision of services by it under the Reimbursement Agreements, other than losses resulting from its willful misconduct or gross negligence.

The Reimbursement Agreements may be terminated by either party on 90 days’ notice. Products Corporation does not intend to request services under the Reimbursement Agreements unless their costs would be at least as favorable to Products Corporation as could be obtained from unaffiliated third parties. Revlon, Inc. and Products Corporation participate in MacAndrews & Forbes’ directors and officers liability insurance program, which covers Revlon, Inc. and Products Corporation as well as MacAndrews & Forbes. The limits of coverage are available on an aggregate basis for losses to any or all of the participating companies and their respective directors and officers.

Revlon, Inc. and Products Corporation reimburse MacAndrews & Forbes from time to time for their allocable portion of the premiums for such coverage or they pay the insurers directly, which premiums the

Company believes are more favorable than the premiums the Company would pay were it to secure stand-alone coverage. Any amounts paid by Revlon, Inc. and Products Corporation directly to MacAndrews & Forbes in respect of premiums are included in the amounts paid under the Reimbursement Agreements. The net amounts reimbursable from (payable to) MacAndrews & Forbes Inc. to Products Corporation for the services provided under the Reimbursement Agreements for 2006, 2005 and 2004, were $0.5 million, $(3.7) million, and $1.0 million, respectively.

Tax Sharing Agreements

As a result of the closing of the Revlon Exchange Transactions, as of the end of March 25, 2004, Revlon, Inc., Products Corporation and their U.S. subsidiaries were no longer included in the MacAndrews & Forbes Group for federal income tax purposes. See Note 10, ‘‘Income Taxes’’, for further discussion on these agreements and related transactions in 2006, 2005 and 2004.

2004 Consolidated MacAndrews & Forbes Line of Credit

For a description of transactions with MacAndrews & Forbes in 2006, 2005 and 2004 in connection with the 2004 loan agreements with MacAndrews & Forbes, see Note 8, ‘‘Long-Term Debt’’.

Refinancing Transactions and Rights Offerings

For a description of transactions with MacAndrews & Forbes in 2006, 2005 and 2004 in connection with the Debt Reduction Transactions, the Revlon Exchange Transactions and the 2004 Investment Agreement, including in connection with the $110 Million Rights Offering and the $100 Million Rights Offering, see Note 8, ‘‘Long-Term Debt’’.

Other

Pursuant to a lease dated April 2, 1993 (the ‘‘Edison Lease’’), Revlon Holdings leased to Products Corporation the Edison research and development facility for a term of up to 10 years with an annual rent of $1.4 million and certain shared operating expenses payable by Products Corporation which, together with the annual rent, were not to exceed $2.0 million per year. In August 1998, Revlon Holdings sold the Edison facility to an unrelated third party, which assumed substantially all liability for environmental claims and compliance costs relating to the Edison facility, and in connection with the sale Products Corporation terminated the Edison Lease and entered into a new lease with the new owner. Revlon Holdings agreed to indemnify Products Corporation through September 1, 2013 (the term of the new lease) to the extent that rent under the new lease exceeds rent that would have been payable under the terminated Edison Lease had it not been terminated. The net amounts reimbursed by Revlon Holdings to Products Corporation with respect to the Edison facility for 2006, 2005 and 2004 were $0.3 million, $0.3 million, and $0.3 million, respectively.

During 2005 and 2004, Products Corporation leased to MacAndrews & Forbes a small amount of space at certain facilities pursuant to occupancy agreements and leases, including space at Products Corporation’s New York headquarters. The rent paid by MacAndrews & Forbes to Products Corporation for 2005 and 2004 was $0.2 million, and $0.3 million, respectively. MacAndrews & Forbes vacated the leased space in August 2005.

Certain of Products Corporation’s debt obligations have been, and may in the future be, supported by, among other things, guaranties from Revlon, Inc. and, subject to certain limited exceptions, all of the domestic subsidiaries of Products Corporation, including the 2006 Credit Agreements, the 2004 Credit Agreement prior to its refinancing in December 2006, and the 12% Senior Secured Notes prior to their complete redemption in July and August 2004. The obligations under such guaranties are and were secured by, among other things, the capital stock of Products Corporation and, subject to certain limited exceptions, the capital stock of all of Products Corporation’s domestic subsidiaries and 66% of the capital stock of Products Corporation’s and its domestic subsidiaries’ first-tier foreign subsidiaries. In connection with the Revlon Exchange Transactions, in February 2004, Revlon, Inc. entered into supplemental indentures pursuant to which it agreed to guarantee the obligations of Products Corporation under the indentures governing Products Corporation’s 8 5/8% Senior Subordinated Notes and, prior to their complete redemption in April 2005, Products Corporation’s 8 1/8% Senior Notes and 9% Senior Notes.

Pursuant to his employment agreement, Mr.Jack Stahl, the Company’s former President and Chief Executive Officer, received two loans (prior to the passage of the Sarbanes-Oxley Act of 2002) from Products Corporation, one, in March 2002, to satisfy state, local and federal income taxes (including withholding taxes) incurred by him as a result of his having made an election under Section 83(b) of the Code in connection with the 1,000,000 shares of restricted stock that were granted to him in connection with his joining the Company, and a second in May 2002 to cover the purchase of a principal residence in the New York metropolitan area, as he was relocating from Atlanta, Georgia. As a result of the termination of his employment in September 2006, the outstanding principal amount and all accrued interest on such loans was forgiven in accordance with the terms of his employment agreement, being approximately $2.2 million (which included accrued interest) and $1.9 million, respectively.

During 2000, prior to the passage of the Sarbanes-Oxley Act of 2002, Products Corporation made an advance of $0.8 million to Mr. Douglas Greeff, the Company’s former Executive Vice President Strategic Finance, pursuant to his employment agreement, which loan bore interest at the applicable federal rate and was payable in 5 equal annual installments on each of May 9, 2001, 2002, 2003, 2004 and May 9, 2005. Mr. Greeff has fully repaid such loan, including installments of $0.2 million, $0.2 million and $0.2 million during 2005, 2004 and 2003, respectively. Pursuant to his employment agreement, Mr. Greeff was entitled to receive bonuses from Products Corporation, payable on each May 9th commencing on May 9, 2001 and ending on May 9, 2005, in each case equal to the sum of the principal and interest on the advance repaid in respect of such year by Mr. Greeff, provided that he remained employed by Products Corporation on each such May 9th, which bonus installments were paid to Mr. Greeff. Pursuant to the terms of Mr. Greeff’s separation agreement, as a result of the fact that Mr. Greeff ceased employment in February 2005, Mr. Greeff repaid the remaining amount of the loan on or about May 9, 2005 and Products Corporation paid the final bonus installment to Mr. Greeff on or about May 12, 2005.

During 2006, 2005 and 2004 Products Corporation made payments of $0.2 million, $0.6 million and $0.4 million, respectively, to Ms. Ellen Barkin under a written agreement pursuant to which she provided voiceover services for certain of the Company’s advertisements, which payments were competitive with industry rates for similarly situated talent.

During 2006, 2005 and 2004, Products Corporation paid $0.9 million, $1.0 million and $1.0 million, respectively, to a nationally-recognized security services company, in which MacAndrews & Forbes has a controlling interest, for security officer services. Products Corporation’s decision to engage such firm was based upon its expertise in the field of security services, and the rates were competitive with industry rates for similarly situated security firms.

16.    COMMITMENTS AND CONTINGENCIES

The Company currently leases manufacturing, executive, including research and development, and sales facilities and various types of equipment under operating and capital lease agreements. Rental expense was $19.5 million, $17.3 million and $19.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Minimum rental commitments under all noncancelable leases, including those pertaining to idled facilities, with remaining lease terms in excess of one year from December 31, 2006 aggregated $90.4 million. Such commitments for each of the five years and thereafter subsequent to December 31, 2006 are $16.9 million, $9.4 million, $8.2 million, $7.4 million, $11.8 million and $36.7 million, respectively.

As part of the September 2006 organizational streamlining, the Company has agreed to cancel its lease and modify its sublease of its New York City headquarters space, including vacating 23,000 square feet in December 2006 and approximately 77,300 square feet which the Company will vacate during the first quarter of 2007. The Company expects these space reductions will result in savings in rental and related expense, while allowing the Company to maintain its corporate offices in a smaller, more efficient space, reflecting its streamlined organization.

The Company and its subsidiaries are defendants in litigation and proceedings involving various matters. In the opinion of the Company’s management, based upon advice of its counsel handling such litigation and proceedings, adverse outcomes, if any, will not result in a material effect on the Company’s consolidated financial condition or results of operations.

17.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations:

	Year Ended December 31, 2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$325.5	$321.1	$305.9	$378.9
Gross profit	208.2	183.1	157.0	237.6
Net (loss) income (a)	(56.4)	(85.2)	(98.7)	(4.2)

	Year Ended December 31, 2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$300.9	$318.3	$275.3	$437.8
Gross profit	186.7	199.4	158.3	279.8
Net (loss) income (b)	(46.9)	(36.0)	(61.6)	66.7

(a)	During 2006, primarily in the third and fourth quarters, the Company incurred charges of (1) $9.4 million in connection with the departure of Mr. Jack Stahl, the Company’s former President and Chief Executive Officer, in September 2006 (including $6.2 million for severance and related costs and $3.2 million for the accelerated amortization of Mr. Stahl’s unvested options and unvested restricted stock), (2) $60.4 million in connection with the discontinuance of the Vital Radiance brand and (3) restructuring charges of approximately $17.5 million in connection with the September 2006 organizational streamlining. In addition, primarily during the first and second quarters of 2006, the Company recorded charges for brand support and display amortization of approximately $57 million, including higher advertising and consumer promotional spending, primarily to support the launch of certain brand initiatives. In addition, the Company incurred restructuring charges of approximately $10.1 million, most of which were incurred in the first quarter of 2006, in connection with the February 2006 organizational realignment.

(b)	During 2005, primarily in the third and fourth quarters, the Company recorded upfront launch costs of approximately $62 million associated with the launch of its brand initiatives, including the launch of Vital Radiance and the complete re-stage of the Almay brand. In addition, primarily during the first and second quarters of 2005, the Company recorded an aggregate $9.0 million loss on early extinguishment of debt, which includes a $5.0 million pre-payment fee related to the pre-payment of $100.0 million of indebtedness outstanding under the 2004 Term Loan Facility of the 2004 Credit Agreement with a portion of the proceeds from the issuance of the Original 9½% Senior Notes, the loss on the redemption of Products Corporation’s 8 1/8% Senior Notes and 9% Senior Notes of $1.5 million in the aggregate, as well as the write-off of the portion of deferred financing costs related to such prepaid amount.

18.	GEOGRAPHIC, FINANCIAL AND OTHER INFORMATION

The Company manages its business on the basis of one reportable operating segment. See Note 1, ‘‘Summary of Significant Accounting Policies’’, for a brief description of the Company’s business. As of December 31, 2006, the Company had operations established in 15 countries outside of the U.S. and its products are sold throughout the world. The Company’s results of operations and the value of its foreign assets and liabilities may be adversely affected by, among other things, weak economic conditions, political uncertainties, military actions, terrorist activities, adverse currency fluctuations, competitive activities, retailer inventory management and changes in consumer purchasing habits, including with respect to shopping channels. Net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold. During 2006, 2005 and 2004, Wal-Mart and its affiliates worldwide accounted for approximately 23%, 24% and 21%, respectively, of the Company’s net sales. The Company expects that Wal-Mart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company’s net sales. As is customary in the consumer products industry, none of the Company’s customers is under an obligation to continue purchasing products from the Company in the future.

In the tables below, certain prior year amounts have been reclassified to conform to the current period’s presentation, including the transfer, during the second quarter of 2006, of management responsibility for the Company’s Canadian operations from the Company’s North America operations to the European region of its international operations.

	Year Ended December 31,
	2006		2005		2004
Geographic area:
Net sales:
United States	$764.9	57%	$788.3	59%	$792.7	61%
International	566.5	43%	544.0	41%	504.5	39%
	$1,331.4		$1,332.3		$1,297.2
	December 31,
	2006		2005		2004
Long-lived assets — net:
United States	$362.1	82%	$366.9	81%	$371.3	82%
International	81.8	18%	84.8	19%	83.4	18%
	$443.9		$451.7		$454.7

	Year Ended December 31,
	2006		2005		2004
Classes of similar products:
Net sales:
Cosmetics, skincare and fragrances	$832.0	62%	$904.3	68%	$874.7	67%
Personal care	499.4	38%	428.0	32%	422.5	33%
	$1,331.4		$1,332.3		$1,297.2

19.	SUBSEQUENT EVENTS

In January 2007, Revlon, Inc. completed the $100 Million Rights Offering of Class A Common Stock (including the related private placement to MacAndrews & Forbes), which it launched in December 2006. The $100 Million Rights Offering allowed each stockholder of record of Revlon, Inc.’s Class A and Class B Common Stock, as of the close of business on December 11, 2006, the record date set by Revlon, Inc.’s Board of Directors, to purchase additional shares of Class A Common Stock. The subscription price for each share of Revlon, Inc. Class A Common Stock purchased in the $100 Million Rights Offering, including shares purchased in the private placement by MacAndrews & Forbes, was $1.05 per share. Upon completing the $100 Million Rights Offering, Revlon, Inc. promptly transferred the proceeds to Products Corporation, which it used to reduce indebtedness as described below.

On February 22, 2007, using the proceeds of the $100 Million Rights Offering, Products Corporation completed the redemption of $50.0 million aggregate principal amount of Products Corporation’s outstanding 8 5/8% Senior Subordinated Notes at an aggregate redemption price of $50.3 million, including $0.3 million of accrued and unpaid interest up to, but not including, the redemption date. Following such redemption, there remained outstanding $167.4 million in aggregate principal amount of the 8 5/8% Senior Subordinated Notes. The remainder of such proceeds was used to repay approximately $43.3 million of indebtedness outstanding under Products Corporation’s 2006 Revolving Credit Facility, after paying fees and expenses of approximately $2 million incurred in connection with the $100 Million Rights Offering, with approximately $5.0 million of the remaining proceeds being available for general corporate purposes.

In completing the $100 Million Rights Offering, Revlon, Inc. issued an additional 95,238,095 shares of its Class A Common Stock, including 37,847,472 shares subscribed for by public shareholders (other than MacAndrews & Forbes) and 57,390,623 shares issued to MacAndrews & Forbes in a private placement directly from Revlon, Inc. The shares issued to MacAndrews & Forbes represented the number of shares of Revlon, Inc.’s Class A Common Stock that MacAndrews & Forbes would otherwise have been entitled to purchase pursuant to its basic subscription privilege in the $100 Million Rights Offering (which was approximately 60% of the shares of Revlon, Inc.’s Class A Common Stock offered in the $100 Million Rights Offering).

As a result of completing the $100 Million Rights Offering in January 2007, Revlon, Inc.’s total number of outstanding shares of Class A Common Stock increased to 476,688,940 shares at such date and the total number of shares of Common Stock outstanding, including Revlon, Inc.’s existing 31,250,000 shares of Class B Common Stock, increased to 507,938,940 shares at such date. Following the completion of these transactions in January 2007; MacAndrews & Forbes beneficially owned approximately 58% of Revlon, Inc.’s outstanding Class A Common Stock and approximately 60% of Revlon, Inc.’s total outstanding Common Stock, which shares together represented approximately 74% of the combined voting power of such shares at such date.

Effective upon consummation of the $100 Million Rights Offering, $50.0 million of the 2004 Consolidated MacAndrews & Forbes Line of Credit will remain available to Products Corporation through January 31, 2008 on substantially the same terms.

Schedule II

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2006, 2005 and 2004
(dollars in millions)

	Balance at Beginning Year	Charged to Cost and Expenses	Other Deductions		Balance at End of Year
Year ended December 31, 2006:
Applied against asset accounts:
Allowance for doubtful accounts	$5.1	$(1.7)	$0.6	(1)	$4.0
Allowance for volume and early payment discounts	$13.8	$52.1	$(52.2	)(2)	$13.7
Year ended December 31, 2005:
Applied against asset accounts:
Allowance for doubtful accounts	$5.6	$0.6	$(1.1	)(1)	$5.1
Allowance for volume and early payment discounts	$13.4	$49.6	$(49.2	)(2)	$13.8
Year ended December 31, 2004:
Applied against asset accounts:
Allowance for doubtful accounts	$7.7	$(1.6)	$(0.5	)(1)	$5.6
Allowance for volume and early payment discounts	$11.7	$47.4	$(45.7	)(2)	$13.4

Notes:

(1)	Doubtful accounts written off, less recoveries, reclassifications and foreign currency translation adjustments.

(2)	Discounts taken, reclassifications and foreign currency translation adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Revlon Consumer Products Corporation
(Registrant)

By: /s/ David L. Kennedy	By: /s/ Alan T. Ennis
David L. Kennedy President, Chief Executive Officer, and Director	Alan T. Ennis Executive Vice President and Chief Financial Officer, Controller and Chief Accounting Officer

Dated: March 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant on March 13, 2007 and in the capacities indicated.

Signature	Title

*	Chairman of the Board and Director

(Ronald O. Perelman)

*	Director

(Barry F. Schwartz)

*	Director

(Donald G. Drapkin)

/s/ David L. Kennedy	President, Chief Executive Officer and Director

(David L. Kennedy)

*	Director

(Alan S. Bernikow)

*	Director

(Edward J. Landau)

*	Robert K. Kretzman, by signing his name hereto, does hereby sign this report on behalf of the directors of the registrant above whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.

By:   /s/ Robert K. Kretzman

Robert K. Kretzman
Attorney-in-fact