Form 10-Q
period 2007-03-31
REVLON CONSUMER PRODUCTS CORP
filed 2007-05-08
CIK 890547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
212-527-4000
(Registrant’s telephone number, including area code)

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

Yes       No

The number of shares outstanding of the registrant’s common stock was 5,260 shares as of March 31, 2007, all of which were held by its parent, Revlon, Inc., a direct and indirect majority-owned subsidiary of MacAndrews & Forbes Holdings Inc.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46.9	$35.4
Trade receivables, less allowances of $16.3 and $17.7 as of March 31, 2007 and December 31, 2006, respectively	176.8	207.8
Inventories	186.4	186.5
Prepaid expenses and other	73.6	70.4
Total current assets	483.7	500.1
Property, plant and equipment, net	112.7	115.3
Other assets	139.2	142.4
Goodwill, net	186.2	186.2
Total assets	$921.8	$944.0
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current liabilities:
Short-term borrowings	$5.4	$9.6
Current portion of long-term debt	167.4	—
Accounts payable	116.7	95.1
Accrued expenses and other	275.9	272.4
Total current liabilities	565.4	377.1
Long-term debt	1,227.5	1,501.8
Long-term pension and other post-retirement plan liabilities	164.4	175.7
Other long-term liabilities	80.4	107.0
Stockholder’s deficiency:
Preferred Stock, par value $1.00 per share: 1,000 shares authorized; 546 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	54.6	54.6
Common Stock, par value $1.00 per share: 10,000 shares authorized; 5,260 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	—	—
Additional paid-in capital	920.7	820.4
Accumulated deficit	(1,977.9)	(1,968.4)
Accumulated other comprehensive loss	(113.3)	(124.2)
Total stockholder’s deficiency	(1,115.9)	(1,217.6)
Total liabilities and stockholder’s deficiency	$921.8	$944.0

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)

	Three Months Ended March 31,
	2007	2006
Net sales	$328.6	$325.5
Cost of sales	126.2	117.3
Gross profit	202.4	208.2
Selling, general and administrative expenses	193.3	214.6
Restructuring costs and other, net	4.3	9.0
Operating income (loss)	4.8	(15.4)
Other expenses (income):
Interest expense	33.8	35.2
Interest income	(1.3)	(0.3)
Amortization of debt issuance costs	1.1	1.8
Foreign currency losses (gains), net	0.1	(0.8)
Loss on early extinguishment of debt	0.1	—
Miscellaneous, net	—	(0.3)
Other expenses, net	33.8	35.6
Loss before income taxes	(29.0)	(51.0)
Provision for income taxes	4.4	5.4
Net loss	$(33.4)	$(56.4)

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDER’S DEFICIENCY
AND COMPREHENSIVE LOSS
(dollars in millions)

	Preferred Stock	Additional Paid-In- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder’s Deficiency
Balance, January 1, 2007	$54.6	$820.4	$(1,968.4)	$(124.2)	$(1,217.6)
SFAS No. 158 adjustment(a)			(2.9)	10.3	7.4
Adjusted balance, January 1, 2007	54.6	820.4	(1,971.3)	(113.9)	(1,210.2)
Capital contribution from direct parent, net (see Note 10)		98.7			98.7
Stock option compensation		0.3			0.3
Amortization of deferred compensation for restricted stock		1.3			1.3
Adjustment for adoption of FIN 48(b)			26.8		26.8
Comprehensive loss:
Net loss			(33.4)		(33.4)
Recognition of hedge accounting derivative losses(c)				0.1	0.1
Currency translation adjustment				(0.1)	(0.1)
Amortization under SFAS No. 158(d)				0.6	0.6
Total comprehensive loss					(32.8)
Balance, March 31, 2007	$54.6	$920.7	$(1,977.9)	$(113.3)	$(1,115.9)

(a)	Due to the Company’s early adoption of the provisions under SFAS No. 158 requiring a measurement date for determining defined benefit plan assets and obligations using the Company’s fiscal year end of December 31st, rather than using a September 30th measurement date (which will become effective for the fiscal year ending December 31, 2007), the Company recognized a net reduction to the beginning balance of Accumulated Other Comprehensive Loss of $10.3 million, as set forth in the table above, which is comprised of (1) a $9.4 million reduction to Accumulated Other Comprehensive Loss due to the revaluation of the pension liability as a result of the change in measurement date and (2) a $0.9 million reduction to Accumulated Other Comprehensive Loss of amortization of prior service costs, actuarial gains/losses and return on assets over the period from October 1, 2006 to December 31, 2006. In addition, the Company recognized a $2.9 million increase to the beginning balance of Accumulated Deficit, as set forth in the table above, which represents the total net periodic benefit costs incurred from October 1, 2006 to December 31, 2006. (See Note 3, ‘‘Post-retirement Benefits’’).
(b)	Due to the Company’s adoption of FIN 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109’’ effective for the fiscal year beginning January 1, 2007, the Company reduced its total tax reserves by $26.8 million for the three-month fiscal period ended March 31, 2007, which resulted in a corresponding reduction to the accumulated deficit component of Accumulated Other Comprehensive Loss, as set forth in the table above. (See Note 1, ‘‘Basis of Presentation — Income Taxes’’).
(c)	Amount pertains to the Company’s recognition of net losses accumulated in Accumulated Other Comprehensive Loss at January 1, 2007 upon the Company’s election to discontinue the application of hedge accounting under SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’. (See Note 8, ‘‘Derivative Financial Instruments’’ to the Unaudited Consolidated Financial Statements and the discussion of Critical Accounting Policies in this Form 10-Q).
(d)	The $0.6 million represents a reduction in Accumulated Other Comprehensive Loss as a result of the amortization of unrecognized prior service costs and actuarial gains/losses arising during the three-month period ended March 31, 2007 related to the Company’s pension and other post-retirement plans.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33.4)	$(56.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28.8	30.5
Amortization of debt discount	0.2	0.2
Stock compensation amortization	1.6	3.7
Loss on early extinguishment of debt	0.1	—
Change in assets and liabilities:
Decrease in trade receivables	31.0	115.9
Decrease (increase) in inventories	0.2	(18.3)
Increase in prepaid expenses and other current assets	(2.8)	(10.0)
Increase (decrease) in accounts payable	19.2	(7.1)
Decrease in accrued expenses and other current liabilities	(3.6)	(12.8)
Purchases of permanent displays	(23.8)	(48.3)
Other, net	7.2	11.1
Net cash provided by operating activities	24.7	8.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2.7)	(4.8)
Net cash used in investing activities	(2.7)	(4.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdrafts	(2.1)	(4.3)
(Repayment) borrowings under the 2006 Revolving Credit Facility, net	(57.5)	1.0
Proceeds from the issuance of long-term debt	0.4	—
Repayment of long-term debt	(50.0)	—
Payment of financing costs	(0.7)	(3.1)
Capital contribution from direct parent, net	99.5	107.7
Net cash (used in) provided by financing activities	(10.4)	101.3
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.4)
Net increase (decrease) in cash and cash equivalents	11.5	104.6
Cash and cash equivalents at beginning of period	35.4	32.4
Cash and cash equivalents at end of period	$46.9	$137.0
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$26.6	$32.5
Income taxes, net of refunds	$2.6	$2.4

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(1) Basis of Presentation

Revlon Consumer Products Corporation (‘‘Products Corporation’’ and together with its subsidiaries, the ‘‘Company’’) operates in a single segment and manufactures, markets and sells an extensive array of cosmetics, skincare, fragrances, beauty tools, women’s hair color, anti-perspirants/deodorants and personal care products. The Company’s principal customers include large mass volume retailers and chain drug stores in the U.S., as well as certain department stores and other specialty stores, such as perfumeries, outside the U.S. The Company also sells beauty products to U.S. military exchanges and commissaries and has a licensing business pursuant to which the Company licenses certain of its key brand names to third parties for complimentary beauty-related products and accessories.

Products Corporation is a direct wholly-owned subsidiary of Revlon, Inc., which is a direct and indirect majority-owned subsidiary of MacAndrews & Forbes Holdings Inc. (‘‘MacAndrews & Forbes Holdings’’ and, together with certain of its affiliates other than the Company, ‘‘MacAndrews & Forbes’’), a corporation wholly-owned by Ronald O. Perelman.

The accompanying Consolidated Financial Statements are unaudited. In management’s opinion, all adjustments necessary for a fair presentation have been made. The Unaudited Consolidated Financial Statements include the accounts of the Company after elimination of all material intercompany balances and transactions.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying Unaudited Consolidated Financial Statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, certain assumptions related to the recoverability of intangible and long-lived assets, reserves for estimated tax liabilities, restructuring costs, certain estimates and assumptions used in the calculation of the fair value of stock options issued to employees and the derived compensation expense and certain estimates regarding the calculation of the net periodic benefit costs and the projected benefit obligation for the Company’s pension and other post-retirement plans. The Unaudited Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the ‘‘SEC’’) on March 13, 2007.

The Company’s results of operations and financial position for interim periods are not necessarily indicative of those to be expected for a full year.

Certain prior year amounts have been reclassified to conform to the current period’s presentation, as a result of the transfer, during the second quarter of 2006, of management responsibility for the Company’s Canadian operations from the Company’s North America operations to the European region of its international operations.

Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (‘‘FIN 48’’), ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109’’. This interpretation provides guidance on recognition and measurement for uncertainties in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, ‘‘Accounting for Income Taxes’’. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s adoption of FIN 48 on January 1, 2007, the Company reduced its total tax reserves by approximately $26.8 million, which resulted in a corresponding reduction of accumulated deficit. As of the date of adoption and after the impact of recognizing the decrease in tax reserves noted above, the Company had tax reserves of $59.2 million, all of which to the extent reduced and unutilized in future periods, would affect the Company’s effective tax rate. The Company remains subject to examination of its income tax returns in various jurisdictions including the U.S. (federal) and South Africa for tax years ended December 31, 2003 through December 31, 2006 and Australia for tax years ending December 31, 2002 through December 31, 2006. The Company classifies interest and penalties recognized under FIN 48 as a component of the provision for income taxes in the consolidated statement of operations. After the implementation of FIN 48 on January 1, 2007, the Company had $23.1 million of accrued interest and $1.1 million of accrued tax penalties, respectively, included in tax reserves.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’. This statement clarifies the definition of fair value of assets and liabilities, establishes a framework for measuring fair value of assets and liabilities and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS No. 157 could have on its results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement Nos. 87, 88, 106, and 132(R)’’ (‘‘SFAS No. 158’’). SFAS No. 158 is intended by FASB to improve financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit post-retirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is also intended by the FASB to improve financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. As of December 31, 2006, the Company has adopted the requirements of SFAS No. 158 that requires an employer that sponsors one or more single-employer defined benefit plans to:

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

b.	Recognize as a component of other comprehensive income (loss), net of tax, the gains or losses recognized and prior service costs or credits that arise during the year but are not recognized in net income (loss) as components of net periodic benefit cost pursuant to FASB Statement No. 87, ‘‘Employers’ Accounting for Pensions’’, or No. 106, ‘‘Employers’ Accounting for Postretirement Benefits Other Than Pensions’’. Amounts recognized in accumulated other comprehensive income (loss), including the gains or losses, prior service costs or credits, and the transition assets or obligations remaining from the initial application of Statements Nos. 87 and 106, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of Statements Nos. 87 and 106; and

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

c.	Disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. (See Note 11, ‘‘Savings Plan, Pension and Post-Retirement Benefits’’ in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 13, 2007.)

As of January 1, 2007, the Company adopted the requirement to measure defined benefit plan assets and obligations as of the date of the Company’s fiscal year-ending December 31, 2007, rather than using a September 30th measurement date. (See Note 3, ‘‘Post-retirement Benefits’’, for further discussion of the impact of adopting the measurement date provision of SFAS No. 158 on the Company’s results of operations or financial condition.)

(2) Stock Compensation Plan

Revlon, Inc. maintains the Second Amended and Restated Revlon, Inc. Stock Plan (the ‘‘Stock Plan’’), which provides for the issuance of awards of stock options, stock appreciation rights, restricted or unrestricted stock and restricted stock units to eligible employees and directors of Revlon, Inc. and its affiliates, including Products Corporation.

Stock options:

At each of March 31, 2007 and 2006, there were 17,336,426 and 16,885,382 stock options exercisable under the Stock Plan, respectively. However, as of March 31, 2007, all stock options held by grantees were ‘‘out-of-the-money’’ in that, in each case, the stock options had a strike price that was above the closing market price of Revlon, Inc.’s Class A Common Stock (as hereinafter defined) as reported on the NYSE consolidated tape on March 30, 2007 (the last trading day of the first quarter of 2007) of $1.07 per share. The lowest exercise price of any options held by grantees is $1.46 per share. Accordingly, all of the stock options held by grantees had no realizable monetary value at March 31, 2007.

Total net stock option compensation expense includes amounts attributable to the granting of, and the remaining requisite service period of, stock options issued under the Stock Plan, which awards were unvested at January 1, 2006 or granted on or after such date. Net stock option compensation expense in each of the three-month fiscal periods ended March 31, 2007 and 2006 was $0.3 million and $2.4 million, respectively. As of March 31, 2007, the total unrecognized compensation cost related to unvested stock option awards in the aggregate was $2.1 million, which is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of stock options that vested during the three-month fiscal period ended March 31, 2007 was $2.2 million.

A summary of the status of grants under the Stock Plan as of March 31, 2007, which includes both excercisable and unexcercisable grants, and changes during the three-month fiscal period then ended is presented below:

	Shares (000’s)	Weighted Average Exercise Price
Outstanding at January 1, 2007	24,993.0	$4.54
Granted	—	—
Exercised	—	—
Forfeited and expired	(2,152.6)	3.78
Outstanding at March 31, 2007	22,840.4	4.61

There were no options granted during the three-month fiscal period ended March 31, 2007. The weighted average grant date fair value of options granted during the three-month fiscal period ended

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

March 31, 2006 was approximately $1.67, which was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2007		2006
Expected life of option(a)	N/A		4.75 years
Risk-free interest rate(b)	N/A	%	4.61%
Expected volatility(c)	N/A	%	62%
Expected dividend yield(d)	N/A		N/A

(a)	The expected life of an option is calculated using a formula based on the vesting term and contractual life of the option.
(b)	The risk-free interest rate is based upon the rate in effect at the time of the option grant on a zero coupon U.S. Treasury bill for periods approximating the expected life of the option.
(c)	Expected volatility is based on the daily historical volatility of the closing price of Revlon, Inc.’s Class A Common Stock as reported on the NYSE consolidated tape over the expected life of the option.
(d)	Assumes no dividends on Revlon, Inc.’s Class A Common Stock for options granted during the three-month periods ended March 31, 2007 and 2006, respectively.

The following table summarizes information about the Stock Plan’s options outstanding at March 31, 2007:

	Outstanding (Exercisable and Unexercisable)				Exercisable
Range of Exercise Prices	Number of Options (000’s)	Weighted Average Years Remaining	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options (000’s)	Weighted Average Years Remaining	Weighted Average Exercise Price
$ 1.46 to $ 2.19	35.0	8.66	$1.55	—	—	—	$—
2.31 to 3.47	18,810.3	4.32	2.95	—	13,341.3	4.26	2.97
3.76 to 5.64	1,784.9	5.28	3.93	—	1,784.9	5.28	3.93
5.66 to 8.49	796.9	3.86	6.22	—	796.9	3.86	6.22
8.81 to 13.22	300.1	2.87	8.81	—	300.1	2.87	8.81
15.00 to 22.50	362.5	1.88	15.01	—	362.5	1.88	15.01
24.13 to 36.19	446.6	0.53	32.62	—	446.6	0.53	32.62
36.38 to 50.00	304.1	1.07	49.90	—	304.1	1.07	49.90
1.46 to 50.00	22,840.4	4.21	4.61	—	17,336.4	4.12	5.16

Restricted stock awards:

The Stock Plan and Supplemental Stock Plan (as hereinafter defined) allow for awards of restricted stock and restricted stock units to employees and directors of Revlon, Inc. and its affiliates, including Products Corporation. The restricted stock awards granted under the Stock Plan vest over service periods that generally range from 19 months to three years. At March 31, 2007 and 2006, there were 7,245,643 and 3,510,002 shares of restricted stock and restricted stock units outstanding and unvested under the Stock Plan, respectively. All of the restricted shares granted under the Supplemental Stock Plan were fully vested at March 31, 2007.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

A summary of the status of grants of restricted stock and restricted stock units under the Stock Plan and Supplemental Stock Plan as of March 31, 2007 and changes during the years then ended is presented below:

	Shares (000’s)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	8,120.6	$1.92
Granted	1.5	1.16
Vested	(500.0)	3.82
Forfeited	(376.5)	1.59
Nonvested at March 31, 2007	7,245.6	1.81

In 2002, Revlon, Inc. adopted the Revlon, Inc. 2002 Supplemental Stock Plan (the ‘‘Supplemental Stock Plan’’), the purpose of which was to provide Mr. Jack Stahl, the Company’s former President and Chief Executive Officer, the sole eligible participant under the Supplemental Stock Plan, with inducement awards to entice him to join the Company. All of the 530,000 shares of Revlon, Inc.’s Class A Common Stock covered by the Supplemental Stock Plan were issued in the form of restricted shares to Mr. Stahl in February 2002 and all of these shares were fully vested at March 31, 2007.

The Company recognizes non-cash compensation expense related to restricted stock awards and restricted stock units under the Stock Plan and Supplemental Stock Plan using the straight-line method over the remaining service period. The Company recorded compensation expense related to restricted stock awards under the Stock Plan and Supplemental Stock Plan of $1.3 million and $1.3 million during the three-month fiscal periods ended March 31, 2007 and 2006, respectively. The deferred stock-based compensation related to restricted stock awards is $7.9 million at March 31, 2007. The deferred stock-based compensation related to restricted stock awards is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of restricted stock and restricted stock units that vested during the three-month period ended March 31, 2007 was $1.9 million. At March 31, 2007, there were 7,245,643 shares of unvested restricted stock and restricted stock units under the Stock Plan and nil under the Supplemental Stock Plan.

(3) Post-retirement Benefits

The Company sponsors pension plans and certain other post-retirement benefit plans for a substantial portion of its U.S. employees, as well as certain other non-U.S. employees. Relevant aspects of these plans are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 13, 2007.

On January 1, 2007, the Company early adopted the measurement date provisions of SFAS No. 158. These provisions of SFAS No. 158 require the Company to measure defined benefit plan assets and obligations as of the date of the Company’s fiscal year-end, which for the Company will apply beginning with respect to the fiscal year ended December 31, 2007, rather than using a September 30th measurement date. Due to the Company’s early adoption of the measurement date provisions under SFAS No. 158, the Company recognized a net reduction to the beginning balance of Accumulated Other Comprehensive Loss of $10.3 million, which is comprised of (1) a $9.4 million reduction to Accumulated Other Comprehensive Loss due to the revaluation of the pension liability and (2) a $0.9 million reduction to Accumulated Other Comprehensive Loss of amortization of prior service costs and actuarial gains/losses over the period from October 1, 2006 to December 31, 2006. In addition, the Company recognized a $2.9 million increase to the beginning balance of Accumulated Deficit for the total net periodic benefit costs incurred from October 1, 2006 to December 31, 2006.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The components of net periodic benefit cost for the pension and the other post-retirement benefit plans for the three-month fiscal period ended March 31, 2007 and 2006, respectively, are as follows:

	Pension Plans		Other Post-retirement Benefit Plans
	2007	2006	2007	2006
Net periodic benefit costs:
Service cost	$2.5	$2.6	$—	$—
Interest cost	8.2	7.9	0.2	0.2
Expected return on plan assets	(8.9)	(7.9)	—	—
Amortization of prior service cost	(0.1)	(0.1)	—	—
Amortization of actuarial loss	0.7	1.7	0.1	—
	2.4	4.2	0.3	0.2
Portion allocated to Revlon Holdings	(0.1)	—	—	—
	$2.3	$4.2	$0.3	$0.2

The Company currently expects to contribute approximately $34 million to its pension plans and approximately $1 million to other post-retirement benefit plans in 2007.

(4) Inventories

	March 31, 2007	December 31, 2006
Raw materials and supplies	$58.4	$50.5
Work-in-process	15.1	15.9
Finished goods	112.9	120.1
	$186.4	$186.5

(5) Comprehensive Loss

The components of comprehensive loss for the three-month fiscal period ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
	2007	2006
Net loss	$(33.4)	$(56.4)
Other comprehensive (loss) income:
Recognition of hedging accounting derivative losses(a)	0.1	0.6
Currency translation adjustment	(0.1)	—
Amortization under SFAS No. 158(b)	0.6	—
Other comprehensive (loss) income	0.6	0.6
Comprehensive loss	$(32.8)	$(55.8)

(a)	Amount pertains to the Company’s recognition of net losses accumulated in Accumulated Other Comprehensive Loss at January 1, 2007 upon the Company’s election to discontinue the application of hedge accounting under SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’. (See Note 8, ‘‘Derivative Financial Instruments’’ to the Unaudited Consolidated Financial Statements and the discussion of Critical Accounting Policies in this Form 10-Q).

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(b)	The $0.6 million represents a reduction in Accumulated Other Comprehensive Loss as a result of the amortization of unrecognized prior service costs and actuarial gains/losses arising during the three-month period ended March 31, 2007 related to the Company’s pension and other post-retirement plans.

(6) Restructuring Costs and other, net

During the three-month fiscal period ended March 31, 2007, the Company recorded total restructuring charges of $4.3 million, of which $0.2 million was associated with a new restructuring program implemented in March 2007 (the ‘‘2007 Program’’), primarily for employee severance and other related termination costs relating principally to the closure of the Company’s facility in Irvington, New Jersey. In addition, approximately $4.0 million was associated with the restructuring announced in September 2006 (the ‘‘September 2006 Program’’), primarily for commissions related to vacating a portion of the leased space in the Company’s New York City headquarters, employee severance and other-related termination costs, and an additional approximately $0.1 million was associated with the restructuring announced in February 2006 (the ‘‘February 2006 Program’’), primarily for employee severance and other related termination costs. (See Note 2, ‘‘Restructuring Costs and Other, Net’’ to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

Details of the activities described above during the three-month fiscal period ended March 31, 2007 are as follows:

	Balance as of January 1, 2007	Expenses, Net	Utilized, Net		Balance as of March 31, 2007
			Cash	Noncash
Employee severance and other personnel benefits:
2003 program	$0.1	$—	$(0.1)	$—	$—
2004 program	0.1	—	—	—	0.1
February 2006 Program	3.4	0.1	(1.1)	—	2.4
September 2006 Program	13.8	4.0	(4.5)	(1.3)	12.0
Other 2006 programs (a)	0.1	—	—	—	0.1
2007 Program	—	0.2	—	—	0.2
	17.5	4.3	(5.7)	(1.3)	14.8
Leases and equipment write-offs	0.4	—	—	(0.1)	0.3
	$17.9	$4.3	$(5.7)	$(1.4)	$15.1

(a)	Other 2006 programs refer to various immaterial international restructurings in respect of Chile, Brazil and Israel.

(7) Geographic Information

The Company manages its business on the basis of one reportable operating segment. As of March 31, 2007, the Company has operations established in 16 countries including the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold to consumers.

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

	Three Months Ended March 31,
	2007		2006
Geographic area:
Net sales:
United States	$193.3	59%	$198.3	61%
International	135.3	41%	127.2	39%
	$328.6		$325.5

	March 31, 2007		December 31, 2006
Long-lived assets:
United States	$356.3	81%	$362.1	82%
International	81.8	19%	81.8	18%
	$438.1		$443.9

	Three Months Ended March 31,
	2007		2006
Classes of similar products:
Net sales:
Cosmetics, skin care and fragrances	$221.1	67%	$216.6	67%
Personal care	107.5	33%	108.9	33%
	$328.6		$325.5

(8) Derivative Financial Instruments

As disclosed in Note 1 to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC on March 13, 2007, the Company uses derivative financial instruments, primarily foreign currency forward exchange contracts, to reduce the effects of fluctuations in foreign currency exchange rates. The derivative financial instruments are entered into primarily to hedge anticipated inventory purchases and certain intercompany payments denominated in foreign currencies and have maturities of less than one year.

While the Company continues to utilize derivative financial instruments to reduce the effects of fluctuations in foreign currency exchange rates in connection with its inventory purchases and intercompany payments, the Company has elected to discontinue the application of hedge accounting under Statement of Financial Accounting Standards (‘‘SFAS’’) No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’ (‘‘SFAS No. 133’’) effective January 1, 2007. Accordingly, effective January 1, 2007, the Company no longer designates its derivative financial instruments as hedging instruments. By removing such designation, any changes in the fair value of the Company’s derivative financial instruments subsequent to the Company’s discontinuance of hedge accounting will be recognized in earnings. Also, upon the removal of the hedging designation, any unrecognized gains (losses) accumulated in Accumulated Other Comprehensive Loss related to the Company’s prior application of hedge accounting becomes fixed and will be recognized in earnings as the underlying transactions pertaining to

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

the derivative instrument occur. If the underlying transaction is not forecasted to occur, the related gain (loss) accumulated in Accumulated Other Comprehensive Loss is recognized in earnings immediately.

The notional amount of the foreign currency forward exchange contracts outstanding at March 31, 2007 and December 31, 2006 was $29.8 million and $42.5 million, respectively. At March 31, 2007, the change in the fair value of the Company’s derivative financial instruments subsequent to the Company’s discontinuance of hedge accounting was $(0.2) million, which was recognized in earnings. Also at March 31, 2007, net derivative losses of $0.1 million were reclassified from Accumulated Other Comprehensive Loss into earnings as a result of discontinuing the application of hedge accounting. The amount of unrecognized gains (losses) accumulated in Accumulated Other Comprehensive Loss at March 31, 2007 and December 31, 2006 was $(0.2) million and $(0.3) million, respectively.

(9) Long-term Debt

	March 31, 2007	December 31, 2006
2006 Term Loan Facility due 2012	$840.0	$840.0
2006 Revolving Credit Facility due 2012	—	57.5
8 5/8% Senior Subordinated Notes due 2008	167.4	217.4
9½% Senior Notes due 2011, net of discounts	387.1	386.9
2004 Consolidated MacAndrews & Forbes Line of Credit	—	—
Other long-term debt	0.4	—
	1,394.9	1,501.8
Less current portion	(167.4)	—
	$1,227.5	$1,501.8

Complete Refinancing of the 2004 Credit Amendment

In December 2006, Products Corporation replaced the $800 million term loan facility under its 2004 credit agreement with a new 5-year, $840 million term loan facility (the ‘‘2006 Term Loan Facility’’) by entering into a new term loan agreement (the ‘‘2006 Term Loan Agreement’’), dated as of December 20, 2006, among Products Corporation, as borrower, the lenders party thereto, and Citicorp USA, Inc., as administrative agent and collateral agent. As part of the December 2006 bank refinancing, Products Corporation also amended and restated its multi-currency revolving credit facility under its 2004 credit agreement (the ‘‘2006 Revolving Credit Facility’’ and together with the 2006 Term Loan Facility the ‘‘2006 Credit Facilities’’) by entering into a new $160.0 million asset-based, multi-currency revolving credit agreement that amended and restated the 2004 credit agreement among Products Corporation, certain of its subsidiaries as local borrowing subsidiaries, a syndicate of lenders, and Citicorp USA, Inc., as multi-currency administrative agent, term loan administrative agent and collateral agent (the ‘‘2006 Revolving Credit Agreement’’ and together with the 2006 Term Loan Agreement, the ‘‘2006 Credit Agreements’’). The 2006 Credit Facilities mature on January 15, 2012. (For further detail regarding the 2006 Credit Agreements, as well as for detail as to Products Corporation’s other debt instruments, see Note 8, ‘‘Long-Term Debt’’ to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 13, 2007).

Partial Redemption of 8 5/8% Senior Subordinated Notes

On February 22, 2007, using certain of the proceeds of Revlon, Inc.’s $100 Million Rights Offering (as hereinafter defined), Products Corporation completed the redemption of $50.0 million aggregate principal amount of Products Corporation’s outstanding 8 5/8% Senior Subordinated Notes due February 1, 2008 (the ‘‘8 5/8% Senior Subordinated Notes’’) at an aggregate redemption price of $50.3 million, including

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

$0.3 million of accrued and unpaid interest up to, but not including, the redemption date. Following such redemption, there remained outstanding $167.4 million in aggregate principal amount of the 8 5/8% Senior Subordinated Notes which are due on February 1, 2008, and, accordingly, such amount is classified on the balance sheet at March 31, 2007 as the current portion of long-term debt.

(10) Rights Offering

In January 2007, Revlon, Inc. completed a $100 million Rights Offering of Class A Common Stock (including the related private placement to MacAndrews & Forbes, the ‘‘$100 Million Rights Offering’’), which it launched in December 2006. The $100 Million Rights Offering allowed each stockholder of record of Revlon, Inc.’s Class A common stock, with a par value of $0.01 per share (the ‘‘Class A Common Stock’’), and Class B common stock, with a par value of $0.01 per share (the ‘‘Class B Common Stock’’ and together with the Class A Common Stock, the ‘‘Common Stock’’), as of the close of business on December 11, 2006, the record date set by Revlon, Inc.’s Board of Directors, to purchase additional shares of Class A Common Stock. The subscription price for each share of Class A Common Stock purchased in the $100 Million Rights Offering, including shares purchased in the private placement by MacAndrews & Forbes, was $1.05 per share. Upon completing the $100 Million Rights Offering, Revlon, Inc. promptly transferred the proceeds to Products Corporation, which it used to redeem $50.0 million in aggregate principal amount of its 8 5/8% Senior Subordinated Notes, and repay approximately $43.3 million of indebtedness outstanding under Products Corporation’s 2006 Revolving Credit Facility, without any permanent reduction of that commitment, after incurring approximately $1.3 million of fees and expenses incurred in connection with such rights offering, with approximately $5 million of the remaining proceeds being available for general corporate purposes.

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

The Company operates in a single segment and manufactures, markets and sells an extensive array of cosmetics, skincare, fragrances, beauty tools, hair color, anti-perspirants/deodorants and personal care products. The Company is one of the world’s leading mass-market cosmetics companies. The Company believes that its global brand name recognition, product quality and marketing experience have enabled it to create one of the strongest consumer brand franchises in the world.

The Company’s products are sold worldwide and marketed under such brand names as Revlon, ColorStay, Fabulash, Super Lustrous and Revlon Age Defying makeup with Botafirm, as well as the Almay brand, including the Company’s Almay Intense i-Color collection, in cosmetics; Almay, Ultima II and Gatineau in skincare; Charlie and Jean Naté in fragrances; Revlon and Expert Effect in beauty tools; Colorsilk and Colorist in women’s hair color; and Mitchum, Flex and Bozzano in personal care products.

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

The Company was founded by Charles Revson, who revolutionized the cosmetics industry by introducing nail enamels matched to lipsticks in fashion colors 75 years ago. Today, the Company has leading market positions in a number of its principal product categories in the U.S. mass-market distribution channel, including the lip, eye, face makeup and nail enamel categories. The Company also has leading market positions in several product categories in certain markets outside of the U.S., including Australia, Canada and South Africa. The Company’s products are sold throughout the world.

Overview of the Company’s Strategy

The Company’s business strategy includes:

•	Building and leveraging our strong brands: We intend to build and leverage our brands, particularly the Revlon brand, across the categories in which we compete. In addition to Revlon and Almay brand color cosmetics, we plan to drive growth in other beauty care categories, including women’s hair color, beauty tools, fragrances and anti-perspirants and deodorants. We intend to implement this strategy by: 1) reinvigorating new product development, fully utilizing our creative, marketing and research and development capabilities, 2) reinforcing clear, consistent brand positioning through effective, innovative advertising and promotion, and 3) working with our retail customers to continue to increase the effectiveness of our in-store marketing, promotion and display walls across categories in which we compete.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

•	Improving the execution of our strategies and plans and providing for continued improvement in our organizational capability through enabling and developing our employees. We intend to continue to build our organizational capability primarily through a focus on recruitment and retention of skilled people, providing opportunities for professional development and expanded responsibilities and roles and rewarding our employees for success.

•	Continuing to strengthen our international business. We plan to leverage our U.S.-based marketing, research and development and new product development. In addition, in our international business, we plan to focus on our well-established, strong national and multi-national brands, investing at appropriate competitive levels, controlling spending and working capital and optimizing the supply chain and cost structure.

•	Improving our operating profit margins and cash flow. We plan to capitalize on what we believe are significant opportunities to improve our operating profit margins and cash flow over time. The key areas of our focus will continue to be reducing sales returns, costs of goods sold, general and administrative expenses and improving working capital management.

•	Continuing to improve our capital structure. We plan to continue to take advantage of opportunities to reduce and refinance our debt, including, without limitation, refinancing the remaining balance of Products Corporation’s 8 5/8% Senior Subordinated Notes due on February 1, 2008 (the ‘‘8 5/8% Senior Subordinated Notes’’).

Certain prior year amounts have been reclassified to conform to the current period’s presentation, including the transfer, during the second quarter of 2006, of management responsibility for the Company’s Canadian operations from the Company’s North American operations to the European region of its international operations.

Restructuring Programs

In March 2007, the Company implemented a restructuring plan involving the consolidation of facilities and certain functions, principally the closure of its facility in Irvington, New Jersey (the ‘‘2007 Program’’), which actions are designed to reduce costs and improve the Company’s operating profit margins. The Company anticipates that the 2007 Program will generate ongoing annualized savings of approximately $4.6 million that will primarily benefit cost of sales.

During the first quarter 2007, the Company recorded restructuring charges of $4.3 million, primarily for commissions of $2.8 million related to vacating a portion of leased space in the Company’s New York City headquarters related to the September 2006 Program (as hereinafter defined), as well as employee severance and other personnel benefits of $1.3 million related to the 2006 Programs (as hereinafter defined) and $0.2 million of employee severance and other personnel benefits related to the 2007 Program.

Overview of Net Sales and Earnings Results

Consolidated net sales in the first quarter of 2007 increased $3.1 million, or 1.0%, to $328.6 million, as compared with $325.5 million in the first quarter of 2006.

In the United States, net sales for the first quarter of 2007 decreased $5.0 million, or 2.5%, to $193.3 million, from $198.3 million in the first quarter of 2006. This decrease was primarily due to lower shipments of color cosmetics products, partially offset by higher net sales of beauty care products.

In the Company’s international operations, net sales for the first quarter of 2007 increased $8.1 million, or 6.4%, to $135.3 million, from $127.2 million in the first quarter of 2006. The increase in the first quarter of 2007, as compared with the first quarter of 2006, was due primarily to higher shipments in all three of the Company’s international regions.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

Net loss for the first quarter of 2007 decreased $23.0 million to $33.4 million, as compared with $56.4 million in the first quarter of 2006. The decrease in net loss was due to higher net sales, lower general and administrative expenses (‘‘G&A’’) primarily due to the Company’s organizational streamlining activities, which resulted in lower personnel-related expenses and lower occupancy expenses (primarily related to the Company’s exit of a portion of its New York City headquarters leased space, including a benefit of $4.4 million related to the reversal of a deferred rental liability upon exit of the space), lower restructuring costs and lower interest expense, partially offset by an increase in cost of sales.

Overview of U.S. Market Share Data

In terms of U.S. marketplace performance, the U.S. color cosmetics category for the first quarter of 2007 increased approximately 0.5% versus the first quarter of 2006. Combined U.S. mass-market share for the Revlon, Almay and Vital Radiance brands are summarized in the table below:

	$ Share %
	Three Months Ended March 31,		Point Change
	2007	2006
Total Company Color Cosmetics*	20.3%	21.5%	(1.2)
Revlon Brand*	13.2	14.6	(1.4)
Almay Brand	6.5	6.4	0.1
Vital Radiance Brand (Discontinued September 2006)	0.6	0.6	—
Total Company Women’s Hair Color	10.1	8.8	1.3
Total Company Anti-perspirants/deodorants	6.3	6.1	0.2
Revlon Beauty Tools	25.8	26.5	(0.7)

*	The Revlon brand experienced a market share decline, which reflects a decrease in share by products launched in prior years, partially offset by performance from new products launched in the second half of 2006 and the beginning of 2007. Since September 2006, following the Company’s decision to discontinue Vital Radiance, the Company’s strategy has been to fully focus its efforts on building and leveraging its established brands, particularly its Revlon brand.

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

Overview of Financing Activities

In January 2007 Revlon, Inc. completed the $100 Million Rights Offering (as hereinafter defined), which it launched in December 2006 and used the proceeds from such offering to further reduce Products Corporation’s debt. Revlon, Inc. transferred the proceeds from the $100 Million Rights Offering to Products Corporation, which it used to redeem $50.0 million in aggregate principal amount of its 8 5/8% Senior Subordinated Notes and repay approximately $43.3 million of indebtedness outstanding under Products Corporation’s 2006 Revolving Credit Facility (as hereinafter defined), without any permanent reduction of that commitment, after incurring approximately $1.3 million of fees and expenses incurred in connection with such rights offering, with approximately $5 million of the remaining proceeds being

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

available for general corporate purposes. Also, effective upon the consummation of the $100 Million Rights Offering, $50.0 million of the 2004 Consolidated MacAndrews & Forbes Line of Credit (as hereinafter defined) will remain available to Products Corporation through January 31, 2008 on substantially the same terms.

Discussion of Critical Accounting Policies

As disclosed in Note 1 to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the Company uses derivative financial instruments, primarily foreign currency forward exchange contracts, to reduce the effects of fluctuations in foreign currency exchange rates. The contracts are entered into primarily to hedge anticipated inventory purchases and certain intercompany payments denominated in foreign currencies and have maturities of less than one year.

While the Company continues to utilize derivative financial instruments to reduce the effects of fluctuations in foreign currency exchange rates in connection with its inventory purchases and intercompany payments, the Company has elected to discontinue the application of hedge accounting under SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’, effective January 1, 2007. Accordingly, the Company no longer designates its derivative financial instruments as hedging instruments. By removing such designation, any changes in the fair value of the Company’s derivative financial instruments subsequent to the Company’s discontinuance of hedge accounting are recognized in earnings. Also, upon the removal of the hedging designation, any unrecognized gains (losses) accumulated in Accumulated Other Comprehensive Loss related to the Company’s prior application of hedge accounting becomes fixed and will be recognized in earnings as the underlying transaction pertaining to the derivative instrument occur. If the underlying transaction is not forecasted to occur, the related gain (loss) accumulated in Accumulated Other Comprehensive Loss is recognized in earnings immediately.

For a discussion of the Company’s other critical accounting policies, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 13, 2007.

Results of Operations

In the tables, numbers in parenthesis ( ) denote unfavorable variances.

Net sales:

Consolidated net sales in the first quarter of 2007 increased $3.1 million, or 1.0%, to $328.6 million, as compared with $325.5 million in the first quarter of 2006.

	Three Months Ended March 31,		Change
	2007	2006	$	%
United States	$193.3	$198.3	$(5.0)	(2.5)
International	135.3	127.2	8.1	6.4	(a)
	$328.6	$325.5	$3.1	1.0	(b)

(a)	Excluding the impact of foreign currency fluctuations, International net sales increased 5.5%.
(b)	Excluding the impact of foreign currency fluctuations, consolidated net sales increased 0.6%.

United States.

In the U.S., net sales were $193.3 million for the first quarter of 2007, compared with $198.3 million for the first quarter of 2006, a decrease of $5.0 million or 2.5%. This decrease in net sales in the U.S. in

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

the first quarter of 2007, as compared with the first quarter of 2006, was primarily due to lower shipments of color cosmetic products, partially offset by higher net sales of beauty care products.

International.

In the Company’s international operations, net sales were $135.3 million for the first quarter of 2007, compared with $127.2 million for the first quarter of 2006, an increase of $8.1 million or 6.4%. Excluding the impact of foreign currency fluctuations, international sales increased by $7.0 million, or 5.5%, in the first quarter of 2007, as compared with the first quarter 2006. The increase in net sales from the Company’s international operations in the first quarter of 2007, as compared with the first quarter of 2006, was driven primarily from higher shipments and lower returns.

In Asia Pacific and Africa, net sales increased by $2.6 million, or 4.6%, to $58.9 million for the first quarter of 2007, as compared with $56.3 million for the first quarter of 2006. Excluding the impact of foreign currency fluctuations, net sales in Asia Pacific and Africa increased $4.7 million, or 8.3%, in the first quarter of 2007, as compared with the first quarter of 2006. This increase in net sales, excluding the impact of foreign currency fluctuations, was due to increased shipments in South Africa, Australia, New Zealand, certain distributor markets and lower returns in Japan (which factors together the Company estimates contributed to an approximate 11.4% increase in net sales for the region for the first quarter of 2007, as compared with the first quarter of 2006), which was partially offset by lower shipments in Hong Kong and Taiwan (which the Company estimates contributed to an approximate 3.4% reduction in net sales for the region for the first quarter of 2007, as compared with the first quarter of 2006).

In Europe, which is comprised of Europe, Canada and the Middle East, net sales increased by $4.7 million, or 10.4%, to $49.6 million for the first quarter of 2007, as compared with $44.9 million for the first quarter of 2006. Excluding the impact of foreign currency fluctuations, net sales in Europe increased by $1.6 million, or 3.5%, in the first quarter of 2007, as compared with the first quarter of 2006. The increase in net sales, excluding the impact of foreign currency fluctuations, was due to increased shipments and lower returns, allowances and discounts in the U.K. (which the Company estimates contributed to an approximate 8.2% increase in net sales for the region for the first quarter of 2007, as compared with the first quarter of 2006), which increase was partially offset by lower shipments in Canada (which contributed to approximately 5.6% reduction in net sales for the region for the first quarter of 2007).

In Latin America, which is comprised of Mexico, Central America and South America, net sales increased by $0.8 million, or 3.2%, to $26.8 million for the first quarter of 2007, as compared with $26.0 million for the first quarter of 2006. Excluding the impact of foreign currency fluctuations, net sales in Latin America increased by $0.8 million, or 3.0%, in the first quarter of 2007, as compared with the first quarter of 2006. The increase in net sales, excluding the impact of foreign currency fluctuations, was driven primarily by increased shipments in Mexico, Venezuela and Argentina (which the Company estimates contributed to an approximate 9.5% increase in net sales for the region in the first quarter of 2007, as compared with the first quarter of 2006), which increase was partially offset by lower shipments in Brazil (which contributed to approximately 5.5% reduction in net sales for the region for the first quarter of 2007).

Gross profit:

	Three Months Ended March 31,
	2007	2006	Change
Gross profit	$202.4	$208.2	$(5.8)

Gross profit decreased $5.8 million to $202.4 million for the first quarter 2007, as compared with $208.2 million for the first quarter of 2006, primarily due to higher costs of sales percentage as a result of unfavorable changes in sales mix and lower production volume versus first quarter 2006. The higher cost of goods in the first quarter of 2007 was partially offset by higher dollar value of shipments.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

SG&A expenses:

	Three Months Ended March 31,
	2007	2006	Change
SG&A expenses	$193.3	$214.6	$21.3

SG&A expenses decreased $21.3 million, or 9.9%, to $193.3 million for the first quarter of 2007, as compared to $214.6 million in the first quarter of 2006. Such decrease was due in large part to lower general and administrative expenses of approximately $14.4 million, primarily related to the Company’s organizational streamlining activities, which resulted in lower personnel-related expenses. In addition, occupancy expenses were lower by $5.4 million primarily related to the Company’s exit of a portion of its New York City headquarters leased space, including a benefit of $4.4 million related to the reversal of a deferred rental liability upon exit of the space. In addition, brand support within SG&A was lower by $5.9 million in the first quarter of 2007, as compared to first quarter 2006, primarily as a result of less promotional activity.

Restructuring costs and other, net:

	Three Months Ended March 31,
	2007	2006	Change
Restructuring costs and other, net	$4.3	$9.0	$4.7

During the first quarter 2007, the Company recorded restructuring charges of $4.3 million, including $0.2 million of employee severance and other personnel benefits related to the 2007 Program and $4.1 million related to the restructurings announced in September 2006 and in February 2006 (respectively, the ‘‘September 2006 Program’’, the ‘‘February 2006 Program’’ and together the ‘‘2006 Programs’’), primarily for commissions of approximately $2.8 million related to vacating a portion of leased space in the Company’s New York City headquarters related to the September 2006 Program, as well as employee severance and other personnel benefits of approximately $1.3 million related to the 2006 Programs.

In March 2007 the Company implemented the 2007 Program, a restructuring plan involving the consolidation of facilities and certain functions, principally the closure of its facility in Irvington, New Jersey, which actions are designed to reduce costs and improve the Company’s operating profit margins. The Company expects to incur approximately $1.5 million of restructuring charges and other costs to implement the 2007 Program, consisting of approximately $1.1 million of expected charges related to employee severance and other employee-related termination costs and approximately $0.4 million of expected charges related to the closure of the Irvington facility. Of the approximately $1.5 million in expected restructuring charges for the 2007 Program, the Company recorded charges of approximately $0.2 million in the three-month period ended March 31, 2007 and expects to incur approximately $1.3 million of charges over the remainder of 2007 and the period through 2008, all of which is expected to be cash. Of the total $1.5 million cash charges related to the 2007 Program, including charges expected to be recorded, nil was paid out in the three-month period ended March 31, 2007 and approximately $1.5 million is expected to be paid out over the remainder of 2007 and the period through 2008. The Company anticipates that the 2007 Program will generate ongoing annualized savings of approximately $4.6 million that will primarily benefit cost of sales. (See also Note 6, ‘‘Restructuring Costs and Other, Net’’ to the Unaudited Consolidated Financial Statements).

In connection with the September 2006 Program, the Company recorded charges of approximately $22.8 million in 2006, $4.7 million of charges in the three-month period ended March 31, 2007 and expects to record approximately $0.2 million of additional restructuring charges and other related costs during the remainder of 2007. Of the total $27.7 million charges related to the September 2006 Program, including

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

charges expected to be recorded, approximately $20.5 million are expected to be paid in cash, of which approximately $3.7 million was paid out in 2006, $4.5 million was paid out in the three-month period ended March 31, 2007 and approximately $12.3 million is expected to be paid out over the remainder of 2007 and the period through 2009. As part of the September 2006 Program, the Company agreed in December 2006 to cancel its lease and modify its sublease of its New York City headquarters space, including vacating 23,000 square feet in December 2006 and vacating an additional 77,300 square feet in February 2007. The Company expects these space reductions will result in savings in rental and related expense, while allowing the Company to maintain its corporate offices in a smaller, more efficient space, reflecting its streamlined organization.

In connection with the February 2006 Program, the Company recorded charges of approximately $10.1 million in 2006, $0.1 million of charges in the three-month period ended March 31, 2007 and expects to incur approximately $0.2 million of charges over the remainder of 2007, all of which is expected to be cash. Of the total $10.4 million cash charges related to the February 2006 Program, including charges expected to be recorded, approximately $6.7 million was paid out in 2006, $1.1 million was paid out in the three-month period ended March 31, 2007 and approximately $2.6 million is expected to be paid over over the remainder of 2007 and the period through 2009.

For a further discussion of the 2006 Programs, see Note 2, ‘‘Restructuring Costs and Other, Net’’ to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 13, 2007.

During the first quarter 2006, the Company recorded charges of $9.0 million, primarily for employee severance and other personnel benefits related to February 2006 Program.

Other expenses (income):

	Three Months Ended March 31,
	2007	2006	Change
Interest expense	$33.8	$35.2	$1.4

The decrease in interest expense of $1.4 million for the first quarter of 2007, as compared to the first quarter of 2006, was primarily due to lower weighted average borrowing rates during the first quarter of 2007, as compared to first quarter of 2006.

	Three Months Ended March 31,
	2007	2006	Change
Loss on early extinguishment of debt	$0.1	$—	$(0.1)

The loss on early extinguishment of debt for the first quarter of 2007 represents the loss on the redemption in February 2007 of approximately $50.0 million in aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes.

Provision for income taxes:

	Three Months Ended March 31,
	2007	2006	Change
Provision for income taxes	$4.4	$5.4	$1.0

The decrease in the provision for income taxes in the first quarter of 2007, as compared with the first quarter of 2006, was primarily attributable to successful resolution of various tax matters partially offset by higher taxable income in certain markets outside the U.S.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities in the first quarter of 2007 improved to $24.7 million, as compared to $8.5 million in the first quarter of 2006. This improvement in cash provided was due to decreased net loss and favorable changes in net working capital.

Net cash used in investing activities was $2.7 million and $4.8 million for the first quarters of 2007 and 2006, respectively, in each case for capital expenditures.

Net cash (used)/provided by financing activities was $(10.4) million and $101.3 million for the first quarters of 2007 and 2006, respectively. Net cash used by financing activities for the first quarter of 2007 included net proceeds of $98.7 million from Revlon, Inc.’s issuance of Class A Common Stock as a result of the closing of the $100 Million Rights Offering in January 2007. Revlon, Inc.’s proceeds from the $100 Million Rights Offering were promptly transferred to Products Corporation, which it used in February 2007 to redeem $50.0 million aggregate principal amount of its 8 5/8% Senior Subordinated Notes at an aggregate redemption price of $50.3 million, including $0.3 million of accrued and unpaid interest up to, but not including, the redemption date. The remainder of such proceeds was used to repay approximately $43.3 million of indebtedness outstanding under Products Corporation’s 2006 Revolving Credit Facility, after incurring fees and expenses of approximately $1.3 million incurred in connection with the $100 Million Rights Offering, with approximately $5 million of the remaining proceeds being available for general corporate purposes.

Net cash provided by financing activities for the first quarter of 2006 included net proceeds of $107.7 million from Revlon, Inc.’s issuance of Class A Common Stock as a result of the closing of the $110 Million Rights Offering in March 2006, partially offset by bank overdrafts and the payment of certain financing costs. Revlon, Inc.’s proceeds from the $110 Million Rights Offering were promptly transferred to Products Corporation, which it used in April 2006, together with available cash, to redeem $109.7 million aggregate principal amount of its 8 5/8% Senior Subordinated Notes at an aggregate redemption price of $111.8 million, including $2.1 million of accrued and unpaid interest up to, but not including, the redemption date.

At April 30, 2007, the Company had a liquidity position, excluding cash in compensating balance accounts, of approximately $189 million, consisting of cash and cash equivalents (net of any outstanding checks) of $14 million, as well as $125 million in available borrowings under the 2006 Revolving Credit Facility (as hereinafter defined) and $50 million in available borrowings under the 2004 Consolidated MacAndrews & Forbes Line of Credit.

2006 Credit Agreements

In December 2006, Products Corporation replaced the $800 million term loan facility under its 2004 credit agreement with a new 5-year, $840 million term loan facility (the ‘‘2006 Term Loan Facility’’) by entering into a new term loan agreement (the ‘‘2006 Term Loan Agreement’’), dated as of December 20, 2006, among Products Corporation, as borrower, the lenders party thereto, and Citicorp USA, Inc., as administrative agent and collateral agent. As part of the December 2006 bank refinancing, Products Corporation also amended and restated its multi-currency revolving credit facility under its 2004 credit agreement (the ‘‘2006 Revolving Credit Facility’’ and together with the 2006 Term Loan Facility the ‘‘2006 Credit Facilities’’) by entering into a new $160.0 million asset-based, multi-currency revolving credit agreement that amended and restated the 2004 credit agreement among Products Corporation, certain of its subsidiaries as local borrowing subsidiaries, a syndicate of lenders, and Citicorp USA, Inc., as multi-currency administrative agent, term loan administrative agent and collateral agent (the ‘‘2006 Revolving Credit Agreement’’ and together with the 2006 Term Loan Agreement, the ‘‘2006 Credit Agreements’’). The 2006 Credit Facilities mature on January 15, 2012. (For further detail regarding the 2006 Credit Agreements, as well as for detail as to Products Corporation’s other debt instruments, see

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

Note 8, ‘‘Long-Term Debt’’ to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 13, 2007).

Products Corporation was in compliance with all applicable covenants under the 2006 Credit Agreements as of March 31, 2007. At April 30, 2007, the 2006 Term Loan Facility was fully drawn and availability under the $160.0 million 2006 Revolving Credit Facility, based upon the calculated borrowing base less approximately $15.1 million of outstanding letters of credit and $14.2 million then drawn on the 2006 Revolving Credit Facility, was approximately $125.1 million.

2004 Consolidated MacAndrews & Forbes Line of Credit

Products Corporation has a $50 million line of credit with MacAndrews & Forbes Inc., which is available to Products Corporation through January 31, 2008 (the ‘‘2004 Consolidated MacAndrews & Forbes Line of Credit’’). As of April 30, 2007, the 2004 Consolidated MacAndrews & Forbes Line of Credit was undrawn. (For further detail regarding the 2004 Consolidated MacAndrews & Forbes Line of Credit, see Note 8, ‘‘Long-Term Debt’’ to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 13, 2007 and ‘‘2007 Financing Transactions’’ in this Form 10-Q).

2007 Refinancing Transactions

In January 2007, Revlon, Inc. completed the $100 Million Rights Offering (including the related private placement to MacAndrews & Forbes, the ‘‘$100 Million Rights Offering’’), allowing stockholders of record to purchase additional shares of Class A Common Stock at a subscription price of $1.05 per share. Revlon, Inc. transferred the net proceeds of the $100 Million Rights Offering to Products Corporation, which it used in February 2007 to redeem $50.0 million aggregate principal amount of its outstanding 8 5/8% Senior Subordinated Notes at an aggregate redemption price of $50.3 million, including $0.3 million of accrued and unpaid interest up to, but not including, the redemption date. Following such redemption, there remained outstanding $167.4 million in aggregate principal amount of the 8 5/8% Senior Subordinated Notes. The remainder of such proceeds was used to repay approximately $43.3 million of indebtedness outstanding under Products Corporation’s 2006 Revolving Credit Facility, after incurring fees and expenses of approximately $1.3 million incurred in connection with the $100 Million Rights Offering, with approximately $5 million of the remaining proceeds being available for general corporate purposes.

Sources and Uses

The Company’s principal sources of funds are expected to be operating revenues, cash on hand and funds available for borrowing under the 2006 Credit Agreements, the 2004 Consolidated MacAndrews & Forbes Line of Credit and other permitted lines of credit. The 2006 Credit Agreements, the 2004 Consolidated MacAndrews & Forbes Line of Credit and the indentures governing Products Corporation’s 9½% Senior Notes due 2011 (the ‘‘9½% Senior Notes’’) and its 8 5/8% Senior Subordinated Notes contain certain provisions that by their terms limit Products Corporation and its subsidiaries’ ability to, among other things, incur additional debt.

The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs (including, without limitation, the Company’s 2006 Programs, the 2007 Program and prior programs), executive severance not otherwise included in the Company’s restructuring programs, debt service payments and costs and regularly scheduled pension and post-retirement benefit plan contributions. The Company expects cash contributions to the Company’s pension and post-retirement benefit plans to be approximately $35 million in the aggregate in 2007. See ‘‘Restructuring Costs, Net’’ above in this Form 10-Q for discussion of the Company’s expected uses of funds in connection with its various restructuring programs.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

The Company has undertaken, and continues to assess, refine and implement, a number of programs to efficiently manage its cash and working capital, including, among other things, programs to carefully manage inventory levels, centralized purchasing to secure discounts and efficiencies in procurement, and providing additional discounts to U.S. customers for more timely payment of receivables and careful management of accounts payable and targeted controls on general and administrative spending.

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

The Company expects that operating revenues, cash on hand and funds available for borrowing under the 2006 Credit Agreements, the 2004 Consolidated MacAndrews & Forbes Line of Credit and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2007, including cash requirements in connection with the payment of operating expenses, including expenses in connection with the execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs (including, without limitation, the Company’s 2006 Programs, the 2007 Program and prior programs), executive severance not otherwise included in the Company’s restructuring programs, debt service payments and costs and regularly scheduled pension and post-retirement plan contributions.

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

In the event of a decrease in demand for the Company’s products, reduced sales, lack of increases in demand and sales, changes in consumer purchasing habits, including with respect to shopping channels, retailer inventory management, retailer space reconfigurations, product discontinuances and/or advertising and promotion expenses or returns expenses exceeding its expectations or less than anticipated results from the Company’s existing or new products or from its advertising and/or marketing plans, any such development, if significant, could reduce Products Corporation’s revenues and could adversely affect Products Corporation’s ability to comply with certain financial covenants under the 2006 Credit Agreements and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending. (See also Item 1A. ‘‘Risk Factors’’ in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC on March 13, 2007 for further discussion of risks associated with the Company’s business).

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

If the Company is unable to satisfy its cash requirements from the sources identified above or comply with its debt covenants or refinance Products Corporation’s 8 5/8% Senior Subordinated Notes on or before their maturity date on February 1, 2008, the Company could be required to adopt one or more of the following alternatives:

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

There can be no assurance that the Company would be able to take any of the actions referred to above because of a variety of commercial or market factors or constraints in Products Corporation’s debt instruments, including, without limitation, market conditions being unfavorable for an equity or debt issuance, additional capital contributions or loans not being available from affiliates and/or third parties, or that the transactions may not be permitted under the terms of Products Corporation’s various debt instruments then in effect, because of restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable the Company to satisfy its cash requirements or enable Products Corporation to comply with its debt covenants if the actions do not generate a sufficient amount of additional capital. (See also Item 1A. ‘‘Risk Factors’’ in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for further discussion of risks associated with the Company’s business).

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

As a result of dealing with suppliers and vendors in a number of foreign countries, Products Corporation enters into foreign currency forward exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. There were foreign currency forward exchange contracts with a notional amount of $29.8 million outstanding at March 31, 2007. The fair value of foreign currency forward exchange contracts outstanding at March 31, 2007 was $(0.4) million.

Disclosures about Contractual Obligations and Commercial Commitments

As of March 31, 2007, there had been no material changes to the Company’s total contractual cash obligations, as set forth in the contractual obligations and commercial commitments table included in the

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

Company’s Annual Report on Form 10-K for the year ended December 31, 2006, with the exception of the repayment of approximately $50.0 million of Products Corporation’s 8 5/8% Senior Subordinated Notes in February 2007, which notes are classified on the balance sheet at March 31, 2007 as the current portion of long-term debt. The following table reflects the impact of such redemption on the Company’s long-term debt obligations:

	Payments Due by Period (dollars in millions)
Contractual Obligations As of March 31, 2007	Total	2007 Q2-Q4	2008-2009	2010-2011	After 2011
Long-term Debt	$1,230.4	$—	$15.1	$406.8	$808.5
Current Portion of Long-term Debt*	167.4	—	167.4	—	—
Interest on Long-term Debt	557.6	104.2	239.8	210.4	3.2

*	Amount reflects $167.4 million of current debt under Products Corporation’s 8 5/8% Senior Subordinated Notes due February 1, 2008, after giving effect to the aforementioned redemption in February 2007 of $50.0 million aggregate principal amount of such notes using a portion of the proceeds from the $100 Million Rights Offering.

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

Effect of Recent Accounting Pronouncements

See discussion of recent accounting pronouncements in Note 1, ‘‘Basis of Presentation’’ to the Unaudited Consolidated Financial Statements.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
(all tabular amounts in millions)

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company’s policy is to manage market risk through a combination of fixed and floating rate debt, the use of derivative financial instruments and foreign exchange forward and option contracts. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (‘‘Item 7A’’) describes significant aspects of the Company’s financial instrument programs that have material market risk as of December 31, 2006. The following table presents the information required by Item 7A as of March 31, 2007 (See ‘‘Financial Condition, Liquidity and Capital Resources — 2007 Financing Transactions’’ as to the redemption in February 2007 of $50.0 million aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes):

	Expected Maturity date for the year ended December 31,						Total	Fair Value March 31, 2007
	2007	2008	2009	2010	2011	Thereafter
Debt
Short-term variable rate (various currencies)	$5.2	—	—				$5.2	$5.2
Average interest rate(a)	11.4%
Short-term fixed rate – third party (€)	0.2	$0.2	$0.2				0.6	0.6
Average interest rate(a)	6.0%	6.0%	6.0%
Long-term fixed rate – third party ($US)		167.4 (b)			$390.0		557.4	539.9
Average interest rate(a)		8.6%			9.5%
Long-term variable rate – third party ($US)		6.3	8.4	$8.4	8.4	$808.5	840.0	840.0
Average interest rate(a)		8.9%	8.9%	8.9%	9.0%	9.0%
Total debt	$5.4	$173.9	$8.6	$8.4	$398.4	$808.5	$1,403.2	$1,385.7

(a)	Weighted average variable rates are based upon implied forward rates from the yield curves at March 31, 2007.
(b)	In connection with completing the $100 Million Rights Offering in January 2007, Products Corporation redeemed $50.0 million in aggregate principal amount of its 8 5/8% Senior Subordinated Notes. Accordingly, at March 31, 2007 the outstanding aggregate principal amount of the 8 5/8% Senior Subordinated Notes maturing on February 1, 2008 is $167.4 million. (See ‘‘Financial Condition, Liquidity and Capital Resources — 2007 Financing Transactions’’).

Forward Contracts	Average Contractual Rate $/FC	Original US Dollar Notional Amount	Contract Value March 31, 2007	Fair Value March 31, 2007
Sell Euros/Buy USD	1.2920	0.7	0.7	—
Sell British Pounds/Buy USD	1.9163	5.2	5.1	(0.1)
Sell Australian Dollars/Buy USD	0.7729	7.1	6.8	(0.3)
Sell Canadian Dollars/Buy USD	0.8881	7.5	7.6	0.1
Sell South African Rand/Buy USD	0.1372	7.2	7.2	—
Sell New Zealand Dollars/Buy USD	0.6425	0.2	0.2	—
Buy Australian Dollars/Sell New Zealand Dollars	1.1894	1.9	1.8	(0.1)
Total forward contracts		29.8	29.4	(0.4)

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Item 4.    Controls and Procedures

(a)   Disclosure Controls and Procedures.    The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the three-month fiscal period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b)   Changes in Internal Control Over Financial Reporting.    There have not been any changes in the Company’s internal control over financial reporting during the three-month fiscal period ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on the beliefs, expectations, estimates, projections, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company’s actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company’s expectations and estimates (whether qualitative or quantitative) as to:

(i)	the Company’s future financial performance;

(ii)	the effect on sales of decreased consumer spending in response to weak economic conditions or weakness in the mass-market cosmetics category, adverse changes in currency, decreased sales of the Company’s products as a result of increased competitive activities from the Company’s competitors, changes in consumer purchasing habits, including with respect to shopping channels, retailer inventory management, retailer space reconfigurations, less than anticipated results from the Company’s existing or new products or from its advertising and/or marketing plans, or if the Company’s expenses, including, without limitation, for advertising and promotions or for returns related to any reduction of retail space or product discontinuances, exceed anticipated levels;

(iii)	the Company’s belief that the continued execution of its business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more of its brands or product lines, launching additional new products, further refining its approach to retail merchandising and/or take further actions to optimize its manufacturing, sourcing and organizational size and structure, any of which, whose intended purpose would be to create value through profitable growth, could result in the Company making investments and/or recognizing charges related to executing against such opportunities;

(iv)	the Company’s expectations regarding its business strategy, including (a) its plans to build and leverage its brands, particularly the Revlon brand, across the categories in which it competes, including, in addition to Revlon and Almay brand color cosmetics, driving growth in other beauty care categories, including women’s hair color, beauty tools, fragrances and

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

antiperspirants and deodorants, including by: 1) reinvigorating new product development, fully utilizing the Company’s creative, marketing and research and development capabilities, 2) reinforcing clear, consistent brand positioning through effective, innovative advertising and promotion, and 3) working with the Company’s retail customers to continue to increase the effectiveness of its in-store marketing, promotion and display walls across the categories in which it competes; (b) its plans to improve the execution of its strategies and plans and continue to build its organizational capability primarily through a focus on recruitment and retention of skilled people, providing opportunities for professional development and expanded responsibilities and roles and rewarding the Company’s employees for success; (c) its plans to continue to strengthen its international business and leverage its U.S. — based marketing, research and development and new product development and that its international business will focus on its well-established, strong national and multi-national brands, investing at appropriate competitive levels, controlling spending and working capital and optimizing the supply chain and cost structure; (d) its plans to capitalize on what the Company believes are significant opportunities to improve its operating profit margins and cash flow over time, with key areas of focus continuing to be reducing sales returns, costs of goods sold, general and administrative expenses and improving working capital management; and (e) its plans to continue to improve its capital structure and continue to take advantage of opportunities to reduce and refinance its debt, including, without limitation, refinancing the remaining balance of Products Corporation’s 8 5/8% Senior Subordinated Notes;

(v)	the Company’s plans to fully focus its efforts on building and leveraging its established brands, particularly its Revlon brand;

(vi)	restructuring activities, restructuring costs, the timing of restructuring payments and the benefits from such activities, including the Company’s expectations that ongoing annualized savings associated with the 2007 Program will be approximately $4.6 million, primarily benefiting cost of sales, and that such program will reduce costs and improve the Company’s operating profit margins; and that the space reductions in its New York City headquarters will result in savings in rental and related expense, while allowing the Company to maintain its corporate offices in a smaller, more efficient space, reflecting its streamlined organization;

(vii)	the Company’s expectation that operating revenues, cash on hand and funds available for borrowing under Products Corporation’s 2006 Credit Agreements, the 2004 Consolidated MacAndrews & Forbes Line of Credit and other permitted lines of credit will be sufficient to satisfy the Company’s operating expenses for 2007, including cash requirements referred to in item (ix) below;

(viii)	the Company’s expected sources of funds, including operating revenues, cash on hand and the availability of funds from Products Corporation’s 2006 Credit Agreements, the 2004 Consolidated MacAndrews & Forbes Line of Credit and other permitted lines of credit, restructuring indebtedness, selling assets or operations, capital contributions and/or loans from MacAndrews & Forbes, Revlon, Inc. or the Company’s other affiliates and/or third parties and/or the sale of additional debt securities of Products Corporation;

(ix)	the Company’s expected uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the execution of the Company’s business strategy, payments in connection with the Company’s purchases of permanent wall displays, capital expenditure requirements, restructuring programs (including, without limitation, the 2006 Programs and the 2007 Program and prior programs), executive severance not otherwise included in the Company’s restructuring programs, debt service payments and costs and regularly scheduled pension and post-retirement benefit plan contributions, and its estimates of operating expenses, the amount and timing of restructuring costs, executive severance, debt service payments (including payments required under Products Corporation’s debt instruments) and cash contributions to the Company’s pension plans and post-retirement benefit plans;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

(x)	matters concerning the Company’s market-risk sensitive instruments;

(xi)	the expected effects of the Company’s adoption of certain accounting principles; and

(xii)	the Company’s plan to efficiently manage its cash and working capital, including, among other things, by carefully managing inventory levels, centralized purchasing to secure discounts and efficiencies in procurement, and providing additional discounts to U.S. customers for more timely payment of receivables and carefully managing accounts payable and targeted controls on general and administrative spending.

Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language such as ‘‘estimates,’’ ‘‘objectives,’’ ‘‘visions,’’ ‘‘projects,’’ ‘‘forecasts,’’ ‘‘plans,’’ ‘‘targets,’’ ‘‘strategies,’’ ‘‘opportunities,’’ ‘‘drivers,’’ ‘‘believes,’’ ‘‘intends,’’ ‘‘outlooks,’’ ‘‘initiatives,’’ ‘‘expects,’’ ‘‘scheduled to,’’ ‘‘anticipates,’’ ‘‘seeks,’’ ‘‘may,’’ ‘‘will’’ or ‘‘should’’ or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategies, targets, models or intentions. Forward-looking statements speak only as of the date they are made, and except for the Company’s ongoing obligations under the U.S. federal securities laws, the Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Investors are advised, however, to consult any additional disclosures the Company made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and makes in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC in 2007 (which, among other places, can be found on the SEC’s website at http://www.sec.gov. The information available from time to time on such website shall not be deemed incorporated by reference into this Quarterly Report on Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. (See also Item 1A. ‘‘Risk Factors’’ in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for further discussion of risks associated with the Company’s business.) In addition to factors that may be described in the Company’s filings with the SEC, including this filing, the following factors, among others, could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:

(i)	unanticipated circumstances or results affecting the Company’s financial performance, including decreased consumer spending in response to weak economic conditions or weakness in the mass-market cosmetics category; changes in consumer preferences, such as reduced consumer demand for the Company’s color cosmetics and other current products, including new product launches; changes in consumer purchasing habits, including with respect to shopping channels; lower than expected retail customer acceptance or consumer acceptance of, or less than anticipated results from, the Company’s existing or new products; higher than expected advertising and promotion expenses or lower than expected results from the Company’s advertising and/or marketing plans; higher than expected returns or decreased sales of the Company’s existing or new products; actions by the Company’s customers, such as retailer inventory management and greater than anticipated retailer space reconfigurations and/or product discontinuances; and changes in the competitive environment and actions by the Company’s competitors, including business combinations, technological breakthroughs, new products offerings, increased advertising, marketing and promotional spending and marketing and promotional successes by competitors, including increases in market share;

(ii)	in addition to the items discussed in (i) above, the effects of and changes in economic conditions (such as inflation, monetary conditions and foreign currency fluctuations, as well as in trade, monetary, fiscal and tax policies in international markets) and political conditions (such as military actions and terrorist activities);

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

(iii)	unanticipated costs or difficulties or delays in completing projects associated with the execution of the Company’s business strategy or lower than expected revenues or the inability to achieve profitability as a result of such strategy, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more of the Company’s brands or product lines, launching of new product lines, including difficulties or delays, or higher than expected expenses, in launching its new products for 2007, further refining its approach to retail merchandising, and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company’s manufacturing, sourcing, supply chain or organizational size and structure;

(iv)	difficulties, delays or unanticipated costs in implementing and refining the Company’s business strategy, which could affect the Company’s ability to achieve its objectives as set forth in clause (iv) above, such as (a) less than effective product development, less than expected growth of the Revlon or Almay brands and/or in women’s hair color, beauty tools, fragrances and/or anti-perspirants and deodorants, such as due to less than expected acceptance of the Company’s new or existing products under these brands and lines by consumers and/or retail customers, less than expected acceptance of the Company’s advertising, promotion and/or marketing plans by the Company’s consumers and/or retail customers, disruptions, delays or difficulties in executing the Company’s business strategy or less than expected investment in brand support or greater than expected competitive investment; (b) difficulties, delays or the inability to improve the execution of its strategies and plans and/or build organizational capability, recruit and retain skilled people, provide employees with opportunities to develop professionally, provide them with expanded responsibilities or roles and/or reward the Company’s employees for success; (c) difficulties, delays or unanticipated costs in connection with the Company’s plans to strengthen its international business, such as due to higher than anticipated levels of investment required to support and build the Company’s brands globally or less than anticipated results from the Company’s national and multi-national brands; (d) difficulties, delays or unanticipated costs in connection with the Company’s plans to improve its operating profit margins and cash flow over time, such as difficulties, delays or the inability to take actions intended to improve results in sales returns, cost of goods sold, general and administrative expenses and/or in working capital management; and/or (e) difficulties, delays or unanticipated costs in, or the Company’s inability to improve its capital structure and/or consummate transactions to reduce and refinance its debt, including difficulties, delays or the inability to refinance the remaining balance of the 8 5/8% Senior Subordinated Notes, in whole or in part;

(v)	difficulties, delays or the Company’s inability to build and leverage its established brands, particularly its Revlon brand, including by less than expected growth of the Revlon brand, less than expected acceptance of the Company’s creative and brand marketing plans by the Company’s consumers and/or retail customers, less than effective research and development and/or new product development, and/or less than expected acceptance of the Company’s new or existing products under the Revlon brand by consumers and/or retail customers;

(vi)	difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company’s restructuring activities, such as less than anticipated on-going annualized savings from the 2007 Program and the risk that the 2006 Programs and/or the 2007 Program may not satisfy the Company’s objectives as set forth in clause (vi) above;

(vii)	lower than expected operating revenues, cash on hand and/or funds available under the 2006 Credit Agreements, the 2004 Consolidated MacAndrews & Forbes Line of Credit and/or other permitted lines of credit or higher than anticipated operating expenses, such as referred to in clause (ix) below;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

(viii)	the unavailability of funds under Products Corporation’s 2006 Credit Agreements, the 2004 Consolidated MacAndrews & Forbes Line of Credit or other permitted lines of credit, or from restructuring indebtedness, selling assets or operations, capital contributions or loans from MacAndrews & Forbes, Revlon, Inc., the Company’s other affiliates and/or third parties and/or the sale of additional debt securities;

(ix)	higher than expected operating expenses, sales returns, working capital expenses, wall display costs, capital expenditures, restructuring costs, executive severance not otherwise included in the Company’s restructuring programs, debt service payments, regularly scheduled cash pension plan contributions and/or post-retirement benefit plan contributions;

(x)	interest rate or foreign exchange rate changes affecting the Company and its market-risk sensitive financial instruments;

(xi)	unanticipated effects of the Company’s adoption of certain new accounting standards; and

(xii)	difficulties, delays or the inability of the Company to efficiently manage its cash and working capital.

Factors other than those listed above could also cause the Company’s results to differ materially from expected results. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Website Availability of Reports and Other Corporate Governance Information

Revlon, Inc., which owns 100% of the Company’s common stock, maintains a comprehensive corporate governance program, including Corporate Governance Guidelines for Revlon, Inc.’s Board of Directors, Revlon, Inc.’s Board Guidelines for Assessing Director Independence and charters for Revlon, Inc.’s Audit Committee, Nominating and Corporate Governance Committee and Compensation and Stock Plan Committee. Revlon, Inc. maintains a corporate investor relations website, www.revloninc.com, where stockholders and other interested persons may review, without charge, among other things, Revlon, Inc.’s corporate governance materials and certain SEC filings (such as Revlon, Inc.’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, annual reports, Section 16 reports reflecting certain changes in the stock ownership of Revlon, Inc.’s directors and Section 16 officers, and certain other documents filed with the SEC), each of which are generally available on the same business day as the filing date with the SEC on the SEC’s website http://www.sec.gov, as well as on Revlon, Inc.’s website http://www.revloninc.com. In addition, under the section of Revlon, Inc.’s website entitled, ‘‘Corporate Governance,’’ Revlon, Inc. posts printable copies of the latest versions of its Corporate Governance Guidelines, Board Guidelines for Assessing Director Independence, charters for Revlon, Inc.’s Audit Committee, Nominating and Corporate Governance Committee and Compensation and Stock Plan Committee, as well as Revlon, Inc.’s and the Company’s Code of Business Conduct, which includes Revlon, Inc.’s and the Company’s Code of Ethics for Senior Financial Officers, and the Audit Committee Pre-Approval Policy, each of which the Company will provide in print, without charge, upon written request to Robert K. Kretzman, Executive Vice President and Chief Legal Officer, Revlon, Inc., 237 Park Avenue, New York, NY 10017. The business and financial materials and any other statement or disclosure on, or made available through, the Company’s websites referenced herein shall not be deemed incorporated by reference into this report.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1A.    Risk Factors.

In addition to the other information set forth in this report, when evaluating the Company’s business, investors should carefully consider the risk factors discussed in Part I, ‘‘Item 1A. Risk Factors’’ in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 13, 2007.

Item 6.    Exhibits.

*10.1	Amended and Restated Employment Agreement, dated as of April 27, 2007, between Products Corporation and David L. Kennedy (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarter ended March 31, 2007 filed with the SEC on May 8, 2007).
*10.2	Employment Agreement, dated as of April 27, 2007, between Products Corporation and Alan T. Ennis (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarter ended March 31, 2007 filed with the SEC on May 8, 2007).
*10.3	Amended and Restated Employment Agreement, dated as of April 27, 2007, between Products Corporation and Robert K. Kretzman (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarter ended March 31, 2007 filed with the SEC on May 8, 2007).
*31.1	Certification of David L. Kennedy, Chief Executive Officer, dated May 8, 2007, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Alan T. Ennis, Chief Financial Officer, dated May 8, 2007, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1 (furnished herewith)	Certification of David L. Kennedy, Chief Executive Officer, dated May 8, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (furnished herewith)	Certification of Alan T. Ennis, Chief Financial Officer, dated May 8, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2007

REVLON CONSUMER PRODUCTS CORPORATION

Registrant

By: /s/ Alan T. Ennis	By: /s/ Edward A. Mammone
Alan T. Ennis Executive Vice President and Chief Financial Officer	Edward A. Mammone Senior Vice President, Corporate Controller and Chief Accounting Officer