Form 10-Q
period 2007-09-30
REVLON CONSUMER PRODUCTS CORP
filed 2007-11-06
CIK 890547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes       No

The number of shares outstanding of the registrant’s common stock was 5,260 shares as of September 30, 2007, all of which were held by its parent, Revlon, Inc., a direct and indirect majority-owned subsidiary of MacAndrews & Forbes Holdings Inc.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29.9	$35.4
Trade receivables, less allowances of $17.9 and $17.7 as of September 30, 2007 and December 31, 2006, respectively	178.6	207.8
Inventories	194.1	186.5
Prepaid expenses and other	72.5	70.4
Total current assets	475.1	500.1
Property, plant and equipment, net	111.4	115.3
Other assets	128.2	142.4
Goodwill, net	186.2	186.2
Total assets	$900.9	$944.0
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current liabilities:
Short-term borrowings	$3.1	$9.6
Current portion of long-term debt	171.8	—
Accounts payable	101.2	95.1
Accrued expenses and other	248.8	272.4
Total current liabilities	524.9	377.1
Long-term debt	1,290.5	1,501.8
Long-term pension and other post-retirement plan liabilities	140.2	175.7
Other long-term liabilities	75.9	107.0
Stockholder’s deficiency:
Preferred Stock, par value $1.00 per share: 1,000 shares authorized, 546 issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	54.6	54.6
Common Stock, par value $1.00 per share: 10,000 shares authorized; 5,260 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	—	—
Additional paid-in capital	923.9	820.4
Accumulated deficit	(1,996.0)	(1,968.4)
Accumulated other comprehensive loss	(113.1)	(124.2)
Total stockholder’s deficiency	(1,130.6)	(1,217.6)
Total liabilities and stockholder’s deficiency	$900.9	$944.0

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$339.7	$305.9	$1,017.5	$952.5
Cost of sales	124.3	148.9	378.3	404.2
Gross profit	215.4	157.0	639.2	548.3
Selling, general and administrative expenses	192.5	198.7	586.4	640.0
Restructuring costs and other, net	0.5	13.8	6.9	23.3
Operating income (loss)	22.4	(55.5)	45.9	(115.0)
Other expenses (income):
Interest expense	34.5	38.3	101.9	109.4
Interest income	(0.2)	(0.2)	(1.7)	(1.0)
Amortization of debt issuance costs	1.0	2.0	2.3	5.6
Foreign currency gains, net	(3.9)	(0.2)	(4.4)	(1.4)
Loss on early extinguishment of debt	—	—	0.1	0.4
Miscellaneous, net	(1.3)	0.1	(2.3)	0.5
Other expenses, net	30.1	40.0	95.9	113.5
Loss before income taxes	(7.7)	(95.5)	(50.0)	(228.5)
Provision for income taxes	1.0	3.2	1.5	11.8
Net loss	$(8.7)	$(98.7)	$(51.5)	$(240.3)

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDER’S DEFICIENCY
AND COMPREHENSIVE LOSS
(dollars in millions)

	Preferred Stock	Additional Paid-In- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder’s Deficiency
Balance, January 1, 2007	$54.6	$820.4	$(1,968.4)	$(124.2)	$(1,217.6)
SFAS No. 158 adjustment(a)			(2.9)	10.3	7.4
Adjustment for adoption of FIN 48(b)			26.8		26.8
Adjusted balance, January 1, 2007	54.6	820.4	(1,944.5)	(113.9)	(1,183.4)
Capital contribution from direct parent, net (see Note 10)		98.9			98.9
Stock option compensation		0.8			0.8
Amortization of deferred compensation for restricted stock		3.8			3.8
Comprehensive loss:
Net loss			(51.5)		(51.5)
Recognition of hedge accounting derivative gains(c)				0.1	0.1
Currency translation adjustment				(0.8)	(0.8)
Amortization under SFAS No. 158(d)				1.5	1.5
Total comprehensive loss					(50.7)
Balance, September 30, 2007	$54.6	$923.9	$(1,996.0)	$(113.1)	$(1,130.6)
(a)	Due to the Company’s early adoption of the provisions under SFAS No. 158, effective January 1, 2007 requiring a measurement date for determining defined benefit plan assets and obligations using the Company’s fiscal year end of December 31st, rather than using a September 30th measurement date (which will become effective for the fiscal year ending December 31, 2007), the Company recognized a net reduction to the beginning balance of Accumulated Other Comprehensive Loss of $10.3 million, as set forth in the table above, which is comprised of (1) a $9.4 million reduction to Accumulated Other Comprehensive Loss due to the revaluation of the pension liability as a result of the change in measurement date and (2) a $0.9 million reduction to Accumulated Other Comprehensive Loss of amortization of prior service costs, actuarial gains/losses and return on assets over the period from October 1, 2006 to December 31, 2006. In addition, the Company recognized a $2.9 million increase to the beginning balance of Accumulated Deficit, as set forth in the table above, which represents the total net periodic benefit costs incurred from October 1, 2006 to December 31, 2006. (See Note 3,‘‘Post-retirement Benefits’’).
(b)	Due to the Company’s adoption of FIN 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109’’ effective for the fiscal year beginning January 1, 2007, the Company reduced its total tax reserves by $26.8 million, which resulted in a corresponding reduction to the accumulated deficit component of Accumulated Other Comprehensive Loss, as set forth in the table above. (See Note 1, ‘‘Basis of Presentation — Income Taxes’’).
(c)	Due to the Company’s use of derivative financial instruments, the net amount of hedge accounting derivative losses recognized by the Company, as set forth in the table above, pertains to (1) the reversal of $0.3 million of net losses accumulated in Accumulated Other Comprehensive Loss at January 1, 2007 upon the Company’s election during the fiscal quarter ended March 31, 2007 to discontinue the application of hedge accounting under SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’ for certain derivative financial instruments, as the Company no longer designates its foreign currency forward exchange contracts as hedging instruments and (2) $0.2 million of net losses accumulated in Accumulated Other Comprehensive Loss upon Products Corporation’s execution of a floating-to-fixed interest rate swap transaction with a notional amount of $150.0 million relating to indebtedness under Products Corporation’s 2006 Term Loan Facility during the three-month fiscal period ended September 30, 2007, which the Company designates as a hedging instrument and accordingly applies hedge accounting under SFAS No.133. (See Note 8, ‘‘Derivative Financial Instruments’’ to the Unaudited Consolidated Financial Statements and the discussion of Critical Accounting Policies in this Form 10-Q).
(d)	Amount represents a reduction in Accumulated Other Comprehensive Loss as a result of the amortization of unrecognized prior service costs and actuarial gains/losses arising during the nine-month fiscal period ended September 30, 2007 related to the Company’s pension and other post-retirement plans. (See Note 5, ‘‘Comprehensive Loss’’).

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51.5)	$(240.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75.2	84.2
Amortization of debt discount	0.4	0.4
Stock compensation amortization	4.6	11.7
Loss on early extinguishment of debt	0.1	0.4
Change in assets and liabilities:
Decrease in trade receivables	34.6	115.5
Decrease (increase) in inventories	(3.3)	14.1
Decrease (increase) in prepaid expenses and other current assets	0.8	(4.3)
Increase (decrease) in accounts payable	1.5	(26.0)
Decrease in accrued expenses and other current liabilities	(71.6)	(24.3)
Purchase of permanent displays	(40.9)	(81.4)
Other, net	2.5	25.2
Net cash used in operating activities	(47.6)	(124.8)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12.5)	(15.5)
Net cash used in investing activities	(12.5)	(15.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(4.1)	(6.3)
Borrowings under the 2006 Revolving Credit Facility, net	9.5	50.7
Borrowings under the Term Loan Facility	—	100.0
Proceeds from the issuance of long-term debt	0.5	—
Repayment of long-term debt	(50.0)	(109.7)
Payment of financing costs	(0.9)	(9.4)
Capital contribution from direct parent, net	98.9	107.5
Net cash provided by financing activities	53.9	132.8
Effect of exchange rate changes on cash and cash equivalents	0.7	(1.0)
Net decrease in cash and cash equivalents	(5.5)	(8.5)
Cash and cash equivalents at beginning of period	35.4	32.4
Cash and cash equivalents at end of period	$29.9	$23.9
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$97.7	$104.0
Income taxes, net of refunds	$8.1	$9.1

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(1) Description of Business and Basis of Presentation

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

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying Unaudited Consolidated Financial Statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, certain assumptions related to the recoverability of intangible and long-lived assets, reserves for estimated tax liabilities, restructuring costs, certain estimates and assumptions used in the calculation of the fair value of stock options issued to employees and non-employee directors and the derived compensation expense and certain estimates regarding the calculation of the net periodic benefit costs and the projected benefit obligation for the Company’s pension and other post-retirement plans. The Unaudited Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission (the ‘‘SEC’’) on March 13, 2007.

The Company’s results of operations and financial position for interim periods are not necessarily indicative of those to be expected for a full year.

Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (‘‘FIN 48’’), ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109’’. This interpretation provides guidance on recognition and measurement for uncertainties in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, ‘‘Accounting for Income Taxes’’. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s adoption of FIN 48 on January 1, 2007, the

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Company reduced its total tax reserves by approximately $26.8 million, which resulted in a corresponding reduction of accumulated deficit. As of the date of adoption and after the impact of recognizing the decrease in tax reserves noted above, the Company had tax reserves of $59.2 million, all of which to the extent reduced and unutilized in future periods, would affect the Company’s effective tax rate. The Company remains subject to examination of its income tax returns in various jurisdictions including, without limitation, the U.S. (federal) for tax years ended December 31, 2004 through December 31, 2006 and Australia and South Africa for tax years ending December 31, 2003 through December 31, 2006. The Company classifies interest and penalties recognized under FIN 48 as a component of the provision for income taxes in the consolidated statement of operations. After the implementation of FIN 48 on January 1, 2007, the Company had $23.1 million of accrued interest and $1.1 million of accrued tax penalties included in tax reserves.

During the three-month period ended June 30, 2007, the Company reduced its tax reserves by $5.9 million to reflect favorable regulatory developments resulting in the resolution of various international tax matters. As part of this reduction in its tax reserves, the Company reduced its accrued interest by $2.8 million and reduced its accrued tax penalties by $1.0 million. At the end of the three-month period ended September 30, 2007, the Company had tax reserves of $56.7 million, including $22.0 million of accrued interest and $0.1 million of accrued tax penalties within tax reserves.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’. This statement clarifies the definition of fair value of assets and liabilities, establishes a framework for measuring fair value of assets and liabilities and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt the provisions of SFAS No. 157 as of January 1, 2008 and does not expect that its adoption will have a material impact on its results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement Nos. 87, 88, 106, and 132(R)’’ (‘‘SFAS No. 158’’). SFAS No. 158 is intended by FASB to improve financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit post-retirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is also intended by the FASB to improve financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. As of December 31, 2006, the Company had adopted the requirements of SFAS No. 158 that requires an employer that sponsors one or more single-employer defined benefit plans to:

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

Stock Options

At September 30, 2007 and 2006, there were 16,581,238 and 15,939,945 stock options exercisable under the Stock Plan, respectively. However, as of September 30, 2007, all stock options held by grantees were ‘‘out-of-the-money’’ in that, in each case, the stock options had a strike price that was above the closing market price of Revlon, Inc.’s Class A Common Stock (as hereinafter defined) as reported on the NYSE on September 28, 2007 (the last trading day of the third quarter of 2007) of $1.15 per share. The lowest exercise price of any options held by grantees is $1.46 per share. Accordingly, all of the stock options held by grantees had no realizable monetary value at September 30, 2007.

Total net stock option compensation expense includes amounts attributable to the granting of, and the remaining requisite service period of, stock options issued under the Stock Plan, which awards were unvested at January 1, 2006 or granted on or after such date. Net stock option compensation expense in the three-month fiscal periods ended September 30, 2007 and 2006 was $0.2 million and $2.0 million, respectively. Net stock option compensation expense in the nine-month fiscal period ended September 30, 2007 and 2006 was $0.8 million and $6.5 million, respectively. As of September 30, 2007, the total unrecognized compensation cost related to unvested stock option awards in the aggregate was $1.3 million, which is expected to be recognized over a weighted-average period of 0.8 years. The total fair value of stock options that vested during the nine-month fiscal period ended September 30, 2007 was $2.4 million.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

A summary of the status of stock option grants under the Stock Plan as of September 30, 2007, which includes both exercisable and unexercisable stock option grants, and changes during the nine-month fiscal period then ended is presented below:

	Shares (000’s)	Weighted Average Exercise Price
Outstanding at January 1, 2007	24,993.0	$4.54
Granted	—	—
Exercised	—	—
Forfeited and expired	(2,152.6)	3.78
Outstanding at March 31, 2007	22,840.4	4.61
Granted	—	—
Exercised	—	—
Forfeited and expired	(753.5)	15.98
Outstanding at June 30, 2007	22,086.9	4.22
Granted	—	—
Exercised	—	—
Forfeited and expired	(241.2)	7.39
Outstanding at September 30, 2007	21,845.7	4.20

There were no options granted during the nine-month fiscal period ended September 30, 2007. The weighted average grant date fair value of options granted during the nine-month fiscal period ended September 30, 2006 was approximately $1.30, and was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2007		2006
Expected life of option(a)	N/A		4.75 years
Risk-free interest rate(b)	N/A	%	4.84%
Expected volatility(c)	N/A	%	64%
Expected dividend yield(d)	N/A		N/A
(a)	The expected life of an option is calculated using a formula based on the vesting term and contractual life of the option.
(b)	The risk-free interest rate is based upon the rate in effect at the time of the option grant on a zero coupon U.S. Treasury bill for periods approximating the expected life of the option.
(c)	Expected volatility is based on the daily historical volatility of the closing price of Revlon, Inc.’s Class A Common Stock as reported on the NYSE over the expected life of the option.
(d)	Assumes no dividends on Revlon, Inc.’s Class A Common Stock for options granted during the nine-month fiscal period ended September 30, 2007 and 2006, respectively.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The following table summarizes information about the Stock Plan’s options outstanding at September 30, 2007:

	Outstanding (Exercisable and Unexercisable)				Exercisable
Range of Exercise Prices	Number of Options (000’s)	Weighted Average Years Remaining	Weighted Average Exercise Price	Aggregate Intrinsic Value(a)	Number of Options (000’s)	Weighted Average Years Remaining	Weighted Average Exercise Price
$ 1.46 to $ 2.55	3,105.8	4.75	$2.52	—	1,565.1	4.71	$2.52
2.56 to 3.47	15,204.9	3.63	3.03	—	11,481.1	3.64	3.04
3.48 to 5.64	1,691.5	4.80	3.91	—	1,691.5	4.80	3.91
5.65 to 10.00	1,067.6	3.09	6.94	—	1,067.6	3.09	6.94
10.01 to 50.00	775.9	1.02	30.62	—	775.9	1.02	30.62
1.46 to 50.00	21,845.7	3.76	4.20	—	16,581.2	3.70	4.62
(a)	As of September 30, 2007, all stock options held by grantees were ‘‘out-of-the-money’’ in that, in each case, the stock options had a strike price that was above the closing market price of Revlon, Inc.’s Class A Common Stock as reported on the NYSE on September 28, 2007 (the last trading day of the third quarter of 2007) of $1.15 per share.

Restricted Stock Awards

The Stock Plan and Supplemental Stock Plan (as hereinafter defined) allow for awards of restricted stock and restricted stock units to employees and directors of Revlon, Inc. and its affiliates, including Products Corporation. The restricted stock awards granted under the Stock Plan vest over service periods that generally range from 19 months to three years. At September 30, 2007 and 2006, there were 4,477,264 and 1,785,002 shares of restricted stock and restricted stock units outstanding and unvested under the Stock Plan, respectively. All of the restricted shares granted under the Supplemental Stock Plan were fully vested at September 30, 2007.

A summary of the status of grants of restricted stock and restricted stock units under the Stock Plan and Supplemental Stock Plan as of September 30, 2007 and changes during the nine-month fiscal period then ended is presented below:

	Shares (000’s)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	8,120.6	$1.92
Granted	1.5	1.16
Vested	(500.0)	3.82
Forfeited	(376.5)	1.59
Nonvested at March 31, 2007	7,245.6	1.81
Granted	60.0	1.31
Vested(a)	(1,121.6)	3.03
Forfeited	(102.4)	1.59
Nonvested at June 30, 2007	6,081.6	1.58
Granted	92.5	1.03
Vested(b)	(1,606.1)	1.59
Forfeited	(90.7)	1.58
Nonvested at September 30, 2007	4,477.3	1.57

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(a)	Of the amount vested during the three-month period ended June 30, 2007, 78,248 shares of Revlon, Inc. Class A Common Stock were withheld by the Company to satisfy certain grantees’ minimum withholding tax requirements, which withheld shares became Revlon, Inc. treasury stock.
(b)	Of the amount vested during the three- and nine-month periods ended September 30, 2007, 577,685 and 655,933 shares of Revlon, Inc. Class A Common Stock, respectively, were withheld by the Company to satisfy certain grantees’ minimum withholding tax requirements, which withheld shares became Revlon, Inc. treasury stock.

In 2002, Revlon, Inc. adopted the Revlon, Inc. 2002 Supplemental Stock Plan (the ‘‘Supplemental Stock Plan’’), the purpose of which was to provide Mr. Jack Stahl, the Company’s former President and Chief Executive Officer, the sole eligible participant under the Supplemental Stock Plan, with inducement awards to entice him to join the Company. All of the 530,000 shares of Revlon, Inc.’s Class A Common Stock covered by the Supplemental Stock Plan were issued in the form of restricted shares to Mr. Stahl in February 2002 and all of these shares were fully vested at September 30, 2007.

The Company recognizes non-cash compensation expense related to restricted stock awards and restricted stock units under the Stock Plan and Supplemental Stock Plan using the straight-line method over the remaining service period. The Company recorded compensation expense related to restricted stock awards under the Stock Plan and Supplemental Stock Plan of $1.2 million and $2.6 million during the three-month fiscal period ended September 30, 2007 and 2006, respectively, and $3.8 million and $5.2 million during the nine-month fiscal period ended September 30, 2007 and 2006, respectively. The deferred stock-based compensation related to restricted stock awards is $5.4 million at September 30, 2007. The deferred stock-based compensation related to restricted stock awards is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of restricted stock and restricted stock units that vested during the three- and nine-month fiscal periods ended September 30, 2007 was $2.6 million and $7.9 million, respectively. At September 30, 2007, there were 4,477,264 shares of unvested restricted stock and restricted stock units under the Stock Plan and nil under the Supplemental Stock Plan.

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The components of net periodic benefit cost for the pension and the other post-retirement benefit plans for the three-month fiscal periods ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,
	Pension Plans		Other Post-retirement Benefit Plans
	2007	2006	2007	2006
Net periodic benefit costs:
Service cost	$2.2	$2.6	$—	$—
Interest cost	8.3	7.9	0.2	0.3
Expected return on plan assets	(9.2)	(7.9)	—	—
Amortization of prior service cost	(0.1)	—	—	—
Amortization of actuarial loss	0.7	1.6	0.1	—
Curtailment loss	—	(0.7)	—	—
	1.9	3.5	0.3	0.3
Portion allocated to Revlon Holdings	(0.1)	—	—	—
	$1.8	$3.5	$0.3	$0.3

The components of net periodic benefit cost for the pension and the other post-retirement benefit plans for the nine-month fiscal period ended September 30, 2007 and 2006, respectively, are as follows:

	Nine Months Ended September 30,
	Pension Plans		Other Post-retirement Benefit Plans
	2007	2006	2007	2006
Net periodic benefit costs:
Service cost	$6.9	$7.8	$—	$0.1
Interest cost	24.8	23.7	0.7	0.7
Expected return on plan assets	(27.6)	(23.7)	—	—
Amortization of prior service cost	(0.4)	(0.2)	—	—
Amortization of actuarial loss	2.1	5.0	0.2	—
Curtailment loss	0.1	(0.7)	—	—
	5.9	11.9	0.9	0.8
Portion allocated to Revlon Holdings	(0.3)	(0.1)	—	—
	$5.6	$11.8	$0.9	$0.8

The Company currently expects to contribute approximately $37 million to its pension plans and approximately $1 million to other post-retirement benefit plans in 2007.

(4) Inventories

	September 30, 2007	December 31, 2006
Raw materials and supplies	$59.6	$50.5
Work-in-process	18.6	15.9
Finished goods	115.9	120.1
	$194.1	$186.5

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(5) Comprehensive Loss

The components of comprehensive loss for the three- and nine-month fiscal periods ended September 30, 2007 and 2006, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(8.7)	$(98.7)	$(51.5)	$(240.3)
Other comprehensive (loss) income:
Recognition of hedge accounting derivative (losses) gains	(0.1)	0.2	0.1 (a)	0.8
Currency translation adjustment	(1.2)	(2.7)	(0.8)	(2.6)
Amortization under SFAS No. 158(b)	0.7	—	1.5	—
Other comprehensive (loss) income	(0.6)	(2.5)	0.8	(1.8)
Total comprehensive loss	$(9.3)	$(101.2)	$(50.7)	$(242.1)
(a)	Due to the Company’s use of derivative financial instruments, the net amount of hedge accounting derivative losses recognized by the Company, as set forth in the table above, pertains to (1) the reversal of $0.3 million of net losses accumulated in Accumulated Other Comprehensive Loss at January 1, 2007 upon the Company’s election in the fiscal quarter ended March 31, 2007 to discontinue the application of hedge accounting under SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’ for certain derivative financial instruments, as the Company no longer designates its foreign currency forward exchange contracts as hedging instruments and (2) $0.2 million of net losses accumulated in Accumulated Other Comprehensive Loss upon Products Corporation’s execution of a floating-to-fixed interest rate swap transaction with a notional amount of $150.0 million relating to indebtedness under Products Corporation’s 2006 Term Loan Facility during the three-month fiscal period ended September 30, 2007, which the Company designates as a hedging instrument and accordingly applies hedge accounting under SFAS No. 133. (See Note 8, ‘‘Derivative Financial Instruments’’ to the Unaudited Consolidated Financial Statements and the discussion of Critical Accounting Policies in this Form 10-Q).
(b)	The $0.7 million and $1.5 million represents a reduction in Accumulated Other Comprehensive Loss as a result of the amortization of unrecognized prior service costs and actuarial gains/losses arising during the three- and nine-month fiscal periods ended September 30, 2007, respectively, related to the Company’s pension and other post-retirement plans.

On December 31, 2006, the Company adopted and accounted for the recognition provisions of SFAS No. 158. Appropriate adjustments were made to various assets and liabilities as of December 31, 2006, with a net offsetting after-tax effect of $(5.6) million recorded as a net adjustment to the ending balance of Accumulated Other Comprehensive Loss. This net adjustment should have been reported separately as (1) a $19.0 million adjustment for minimum pension liability as a component of Total Comprehensive Loss and (2) a $(24.6) million adjustment for the initial adoption of SFAS No. 158 to the ending balance of Accumulated Other Comprehensive Loss, which combined resulted in the same $(5.6) million net adjustment to the ending balance of Accumulated Other Comprehensive Loss.

In the 2007 Form 10-K, the Company will adjust the presentation of 2006 Total Comprehensive Loss to separately report the $19.0 million adjustment for minimum pension liability and the $(24.6) million adjustment for the initial adoption of SFAS No. 158, which netted to the same $(5.6) million net adjustment to the ending balance of Accumulated Other Comprehensive Loss. By separately reporting

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

the respective components of the $(5.6) million net adjustment using the foregoing allocation, Total Comprehensive Loss revised for the year ended December 31, 2006 was $229.2 million, compared with the Total Comprehensive Loss of $248.2 million reported in the 2006 Form 10-K. Such adjustment will not have any impact on the balance of Accumulated Other Comprehensive Loss and Total Stockholder’s Deficiency at December 31, 2006 as reported in the 2006 Form 10-K.

(6) Restructuring Costs and Other, Net

During the nine-month fiscal period ended September 30, 2007, the Company recorded total restructuring charges of $6.9 million, of which approximately $3.9 million was associated with the restructuring announced in September 2006 (the ‘‘September 2006 Program’’), primarily for commissions related to vacating a portion of the leased space in the Company’s New York City headquarters, employee severance and other related termination costs, and an additional approximately $0.4 million was associated with the restructuring announced in February 2006 (the ‘‘February 2006 Program’’), primarily for employee severance and other related termination costs. In addition, approximately $1.4 million was associated with a restructuring program implemented in March 2007, primarily for employee severance and other related termination costs relating principally to the closure of the Company’s facility in Irvington, New Jersey and $1.2 million was associated with other restructurings implemented in the second quarter of 2007 (together with the restructuring program implemented in March 2007, the ‘‘2007 Programs’’), primarily for employee severance and other related termination costs relating to personnel reductions in the Company’s Information Management function and its sales force in Canada. (See Note 2, ‘‘Restructuring Costs and Other, Net’’ to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

Details of the activities described above during the nine-month fiscal period ended September 30, 2007 are as follows:

	Balance as of January 1, 2007	Expenses, Net	Utilized, Net		Balance as of September 30, 2007
			Cash	Noncash
Employee severance and other personnel benefits:
2003 program	$0.1	$—	$(0.1)	$—	$—
2004 program	0.1	—	(0.1)	—	—
February 2006 Program	3.4	0.4	(2.3)	—	1.5
September 2006 Program	13.8	3.9	(11.7)	(1.3)	4.7
Other 2006 programs(a)	0.1	—	(0.1)	—	—
2007 Programs	—	2.6	(1.7)	—	0.9
	17.5	6.9	(16.0)	(1.3)	7.1
Leases and equipment write-offs	0.4	—	—	(0.2)	0.2
	$17.9	$6.9	$(16.0)	$(1.5)	$7.3
(a)	‘‘Other 2006 programs’’ refer to various immaterial international restructurings in respect of Chile, Brazil and Israel.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(7) Geographic Information

The Company manages its business on the basis of one reportable operating segment. As of September 30, 2007, the Company had operations established in 16 countries including the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold to consumers.

In the tables below, certain prior year amounts have been reclassified to conform to the current period’s presentation.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
Geographic area:
Net sales:
United States	$190.9	56%	$159.5	52%	$588.4	58%	$537.8	56%
International	148.8	44%	146.4	48%	429.1	42%	414.7	44%
	$339.7		$305.9		$1,017.5		$952.5
					September 30, 2007		December 31, 2006
Long-lived assets:
United States					$341.6	80%	$362.1	82%
International					84.2	20%	81.8	18%
					$425.8		$443.9

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
Classes of similar products:
Net sales:
Cosmetics, skin care and fragrances	$229.8	68%	$199.2	65%	$686.0	67%	$639.8	67%
Personal care	109.9	32%	106.7	35%	331.5	33%	312.7	33%
	$339.7		$305.9		$1,017.5		$952.5

(8) Derivative Financial Instruments

As disclosed in Note 1 to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 13, 2007, the Company uses derivative financial instruments, primarily foreign currency forward exchange contracts, to reduce the effects of fluctuations in foreign currency exchange rates and interest rate swap transactions to offset the effects of floating interest rates. The foreign currency forward exchange contracts are entered into primarily to hedge anticipated inventory purchases and certain intercompany payments denominated in foreign currencies and have maturities of less than one year. In September 2007, Products Corporation executed a floating-to-fixed interest rate swap transaction to hedge against fluctuations in variable interest rate payments on $150 million notional amount in Products Corporation’s long-term debt under its 2006 Term Loan Facility (as hereinafter defined).

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Foreign Currency Forward Exchange Contracts

While the Company continues to utilize derivative financial instruments, in the case of foreign currency forward exchange contracts, to reduce the effects of fluctuations in foreign currency exchange rates in connection with its inventory purchases and intercompany payments, during the fiscal quarter ended March 31, 2007 the Company elected to discontinue the application of hedge accounting under Statement of Financial Accounting Standards (‘‘SFAS’’) No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’ (‘‘SFAS No. 133’’) effective January 1, 2007, in respect of such foreign currency contracts. Accordingly, effective January 1, 2007, the Company no longer designates its foreign currency forward exchange contracts as hedging instruments. By removing such designation, any changes in the fair value of Products Corporation’s foreign currency forward exchange contracts subsequent to the Company’s discontinuance of hedge accounting will be recognized in earnings. Also, upon the removal of the hedging designation, any unrecognized gains (losses) accumulated in Accumulated Other Comprehensive Loss related to the Company’s prior application of hedge accounting in respect of such foreign currency contracts becomes fixed and will be recognized in earnings as the underlying transactions pertaining to the derivative instrument occur. If the underlying transaction is not forecasted to occur, the related gain (loss) accumulated in Accumulated Other Comprehensive Loss is recognized in earnings immediately.

The notional amount of the foreign currency forward exchange contracts outstanding at September 30, 2007 and December 31, 2006 was $25.9 million and $42.5 million, respectively. At September 30, 2007, the change in the fair value of Products Corporation’s unexpired foreign currency forward exchange contracts subsequent to the Company’s discontinuance of hedge accounting effective January 1, 2007 was $(1.4) million, which was recognized in earnings. Also at September 30, 2007, net losses of $1.1 million from expired derivative instruments were recognized into earnings and net derivative losses of $0.3 million were reclassified from Accumulated Other Comprehensive Loss into earnings as a result of discontinuing the application of hedge accounting. The amount of unrecognized losses accumulated in Accumulated Other Comprehensive Loss at September 30, 2007 and December 31, 2006 was $(0.1) million and $(0.4) million, respectively.

Interest Rate Swap Transaction

In September 2007, Products Corporation executed a floating-to-fixed interest rate swap transaction with a notional amount of $150.0 million over a period of two years relating to indebtedness under Products Corporation’s 2006 Term Loan Facility. The Company designated this interest rate swap transaction as a cash flow hedge of the variable interest rate payments on Products Corporation’s 2006 Term Loan Facility. Under the terms of the interest rate swap transaction, Products Corporation is required to pay to the counterparty a quarterly fixed interest rate of 4.692% on the $150.0 million notional amount commencing in December 2007, while receiving a variable interest rate payment from the counterparty equal to three-month U.S. dollar LIBOR. While the Company is exposed to credit loss in the event of the counterparty’s non-performance, if any, the Company’s exposure is limited to the net amount that Products Corporation would have received from the counterparty over the remaining balance of the transaction’s two-year term. Given that the counterparty to the interest rate swap transaction is a major financial institution with high credit ratings, the Company does not anticipate any non-performance and, furthermore, even in the case of any non-performance by the counterparty, the Company expects that such loss would not be material.

Products Corporation’s interest rate swap transaction qualifies for hedge accounting treatment under SFAS No. 133 and has been designated as a cash flow hedge. Accordingly, the effective portion of the changes in the fair value of the interest rate swap transaction is reported in other comprehensive loss. The ineffective portion of the changes in the fair value of the interest rate swap transaction, if any, is recognized in current period earnings. Any unrecognized income (loss) accumulated in other

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

comprehensive loss related to this interest rate swap transaction would be recorded in the Statement of Operations, primarily in interest expense, when the underlying transactions hedged are realized. The fair value of Products Corporation’s interest rate swap transaction was $(0.2) at September 30, 2007.

(9) Long-term Debt

	September 30, 2007	December 31, 2006
2006 Term Loan Facility due 2012	$840.0	$840.0
2006 Revolving Credit Facility due 2012	67.0	57.5
8 5/8% Senior Subordinated Notes due 2008	167.4	217.4
9½% Senior Notes due 2011, net of discounts	387.4	386.9
2004 Consolidated MacAndrews & Forbes Line of Credit	—	—
Other long-term debt	0.5	—
	1,462.3	1,501.8
Less current portion	(171.8)	—
	$1,290.5	$1,501.8

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

Partial Redemption of 8 5/8% Senior Subordinated Notes

On February 22, 2007, using certain of the proceeds of Revlon, Inc.’s $100 Million Rights Offering, Products Corporation completed the redemption of $50.0 million aggregate principal amount of Products Corporation’s outstanding 8 5/8% Senior Subordinated Notes due February 1, 2008 (the ‘‘8 5/8% Senior Subordinated Notes’’) at an aggregate redemption price of $50.3 million, including $0.3 million of accrued and unpaid interest up to, but not including, the redemption date. Following such redemption, there remained outstanding $167.4 million in aggregate principal amount of the 8 5/8% Senior Subordinated Notes which are due on February 1, 2008, and, accordingly, such amount, together with $4.2 million of amortization payments due in connection with the 2006 Term Loan Facility, is classified on the balance sheet at September 30, 2007 as the current portion of long-term debt.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(10) Rights Offerings

$100 Million Rights Offering — 2007

In January 2007, Revlon, Inc. completed a $100 million rights offering of Class A Common Stock (including the related private placement to MacAndrews & Forbes, together the ‘‘$100 Million Rights Offering’’), which it launched in December 2006. The $100 Million Rights Offering allowed each stockholder of record of Revlon, Inc.’s Class A common stock, with a par value of $0.01 per share (the ‘‘Class A Common Stock’’), and Class B common stock, with a par value of $0.01 per share (the ‘‘Class B Common Stock’’ and together with the Class A Common Stock, the ‘‘Common Stock’’), as of the close of business on December 11, 2006, the record date set by Revlon, Inc.’s Board of Directors, to purchase additional shares of Class A Common Stock. The subscription price for each share of Class A Common Stock purchased in the $100 Million Rights Offering, including shares purchased in the private placement by MacAndrews & Forbes, was $1.05 per share. Upon completing the $100 Million Rights Offering, Revlon, Inc. promptly transferred the proceeds to Products Corporation, which it used to redeem $50.0 million in aggregate principal amount of its 8 5/8% Senior Subordinated Notes, and repay approximately $43.3 million of indebtedness outstanding under Products Corporation’s 2006 Revolving Credit Facility, without any permanent reduction of that commitment, after incurring approximately $1.1 million of fees and expenses incurred in connection with such rights offering, with approximately $5 million of the remaining proceeds being available for general corporate purposes.

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

$110 Million Rights Offering — 2006

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

The Company’s products are sold worldwide and marketed under such brand names as Revlon, ColorStay, Fabulash, Super Lustrous and Revlon Age Defying makeup with Botafirm, as well as the Almay brand, including the Company’s Almay Intense i-Color collection, in cosmetics; Almay, Ultima II and Gatineau in skincare; Charlie and Jean Naté in fragrances; Revlon and Expert Effect in beauty tools; Colorsilk in women’s hair color; and Mitchum, Flex and Bozzano in personal care products.

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

Overview of the Company’s Strategy

The Company’s business strategy includes:

•	Building and leveraging our strong brands: We intend to build and leverage our brands, particularly the Revlon brand, across the categories in which we compete. In addition to Revlon and Almay brand color cosmetics, we plan to drive growth in other beauty care categories, including women’s hair color, beauty tools, and anti-perspirants and deodorants. We are implementing this strategy by: 1) reinvigorating new product development, fully utilizing our creative, marketing and research and development capabilities; 2) reinforcing clear, consistent brand positioning through effective, innovative advertising and promotion; and 3) working with our retail customers to continue to increase the effectiveness of our in-store marketing, promotion and display walls across categories in which we compete.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

•	Improving the execution of our strategies and plans, and providing for continued improvement in our organizational capability through enabling and developing our employees. We are continuing to build our organizational capability primarily through a focus on recruitment and retention of skilled people, providing opportunities for professional development and new and expanded responsibilities and roles for employees who have demonstrated capability and rewarding our employees for success.

•	Continuing to strengthen our international business. We are continuing to strengthen our international business further by leveraging our U.S.-based marketing, research and development and new product development. In addition, we are focusing on our well-established, strong national and multi-national brands, investing at appropriate competitive levels, controlling spending and working capital and optimizing our supply chain and cost structure.

•	Improving our operating profit margins and cash flow. We plan to capitalize on what we believe are significant opportunities to improve our operating profit margins and cash flow over time, including by reducing sales returns, costs of goods sold, general and administrative expenses and improving working capital management, and we will continue to focus on improving sales growth.

•	Continuing to improve our capital structure. We plan to continue to take advantage of opportunities to reduce and refinance our debt, including, without limitation, refinancing the remaining balance of Products Corporation’s 8 5/8% Senior Subordinated Notes due on February 1, 2008 prior to maturity (the ‘‘8 5/8% Senior Subordinated Notes’’).

Restructuring Programs

In the first and second quarters of 2007, the Company implemented several restructuring plans designed to reduce costs and improve the Company’s operating profit margins, including the consolidation of facilities and certain functions, principally the closure of its facility in Irvington, New Jersey, which was completed in June 2007, and personnel reductions within the Company’s Information Management function and a reduction of its sales force in Canada (together with the restructuring plan implemented in March 2007, the ‘‘2007 Programs’’). The Company anticipates that the 2007 Programs will generate ongoing annualized savings of approximately $6 million that will primarily benefit cost of sales and selling, general and administrative expenses.

During the nine-month fiscal period ended September 30, 2007, the Company recorded restructuring charges of $6.9 million, primarily for commissions of $2.8 million related to vacating a portion of leased space in the Company’s New York City headquarters related to the September 2006 Program (as hereinafter defined), as well as employee severance and other personnel benefits of $1.5 million related to the 2006 Programs (as hereinafter defined) and $2.6 million of employee severance and other personnel benefits related to the 2007 Programs.

Overview of Net Sales and Earnings Results

Consolidated net sales in the third quarter of 2007 increased $33.8 million, or 11.0%, to $339.7 million, as compared with $305.9 million in the third quarter of 2006. Consolidated net sales for the nine-month fiscal period ended September 30, 2007, increased $65.0 million, or 6.8%, to $1,017.5 million, as compared with $952.5 million for the nine-month fiscal period ended September 30, 2006. Net sales for the three-month and nine-month fiscal periods ended September 30, 2006 were reduced by approximately $15 million due to Vital Radiance, which was discontinued in September 2006.

In the United States, net sales for the third quarter of 2007 increased $31.4 million, or 19.7%, to $190.9 million, from $159.5 million in the third quarter of 2006. In the nine-month fiscal period ended

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

September 30, 2007, U.S. net sales increased $50.6 million, or 9.4%, to $588.4 million from $537.8 million in the nine-month fiscal period ended September 30, 2006. Net sales for the three-month and nine-month fiscal periods ended September 30, 2006 were reduced by approximately $15 million due to Vital Radiance, which was discontinued in September 2006. The increase in net sales in the third quarter of 2007 was primarily driven by a reduction in returns and allowances for color cosmetics (due, in part, to the aforementioned impact of Vital Radiance in the respective 2006 periods and higher returns expense related to a national promotional program in the third quarter of 2006) and higher shipments of beauty care products, partially offset by lower shipments of color cosmetics. The increase in net sales for the nine-month fiscal period ended September 30, 2007 was primarily driven by higher shipments of beauty care products, primarily women’s hair color, and Almay color cosmetics, as well as a reduction in returns and allowances for color cosmetics due to the aforementioned impact of Vital Radiance and higher returns expense related to a national promotional program in the year ago period, partially offset by lower shipments of Revlon color cosmetics.

In the Company’s international operations, net sales for the third quarter of 2007 increased $2.4 million, or 1.6%, to $148.8 million, from $146.4 million in the third quarter of 2006. Foreign currency fluctuations favorably impacted the increase in net sales in the third quarter of 2007 by $7.4 million. In the nine-month fiscal period ended September 30, 2007, net sales increased $14.4 million, or 3.5%, to $429.1 million, from $414.7 million in the nine-month fiscal period ended September 30, 2006. Foreign currency fluctuations favorably impacted the increase in net sales in the nine-month fiscal period ended September 30, 2007 by $12.5 million. Excluding the impact of foreign currency fluctuations, the decline in net sales in the third quarter of 2007 was driven primarily by lower shipments in the Europe region, particularly in Canada (due primarily to the impact of the restage of Almay color cosmetics on the 2006 three-month period), partially offset by higher shipments in the Asia Pacific region. Shipments in the Latin America region were essentially flat. Excluding the impact of foreign currency fluctuations, the increase in net sales in the nine-month fiscal period ended September 30, 2007 was driven primarily by higher shipments in the Asia Pacific and Latin America regions, partially offset by lower shipments in the Europe region, particularly in Canada (due primarily to the impact of promotions in color cosmetics and the restage of Almay color cosmetics on the 2006 nine-month period).

Net loss for the third quarter of 2007 decreased by $90.0 million to $8.7 million, as compared with a net loss of $98.7 million in the third quarter of 2006. In the nine-month fiscal period ended September 30, 2007, net loss decreased by $188.8 million to $51.5 million, as compared with a net loss of $240.3 million in the nine-month fiscal period ended September 30, 2006. The decrease in net loss for the third quarter of 2007 was due to higher net sales (including the impact of lower returns expense), lower cost of sales, lower selling, general and administrative expenses (‘‘SG&A’’), lower restructuring costs and lower interest expense (due to lower weighted average borrowing rates). The decrease in cost of sales was primarily due to lower obsolescence charges, as the third quarter of 2006 included obsolescence charges related to excess inventory of Vital Radiance. The lower SG&A was primarily due to the Company’s organizational streamlining activities, which resulted in lower personnel-related expenses and lower occupancy expenses (primarily related to the Company’s exit of a portion of its New York City headquarters leased space). The decrease in net loss for the nine-month fiscal period ended September 30, 2007 was due to higher net sales (including the impact of lower returns expense and higher shipments of Almay and beauty care products), lower cost of sales (primarily due to lower obsolescence charges, as the nine-month fiscal period ended September 30, 2006 included obsolescence charges related to excess inventory of Almay and Vital Radiance), lower SG&A, lower restructuring costs and lower interest expense (due to lower weighted average borrowing rates). The lower SG&A was primarily due to the Company’s organizational streamlining activities, which resulted in lower personnel-related expenses and lower occupancy expenses (primarily related to the Company’s exit of a portion of its New

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

York City headquarters leased space, including a benefit of $4.4 million related to the reversal of a deferred rental liability upon exit of the space).

Overview of U.S. Market Share Data

In terms of U.S. market share performance, the U.S. color cosmetics category for the third quarter of 2007 increased approximately 0.7% versus the third quarter of 2006 and 0.4% for the first nine months of 2007 versus the first nine months of 2006. Combined U.S. market share for the Revlon, Almay and Vital Radiance brands are summarized in the table below:

	$ Share %
	Three Months Ended September 30,		Point Change	Nine Months Ended September 30,		Point Change
	2007	2006		2007	2006
Total Revlon Color Cosmetics*	19.0%	22.1%	(3.1)	19.6%	21.9%	(2.3)
Revlon Brand	13.1	14.5	(1.4)	13.2	14.4	(1.2)
Almay Brand	5.8	6.2	(0.4)	6.2	6.4	(0.2)
Vital Radiance Brand	—	1.3	(1.3)	0.2	1.1	(0.9)
Total Company Women’s Hair Color	11.8	9.4	2.4	11.0	9.1	1.9
Total Company Anti-perspirants/deodorants	5.7	6.1	(0.4)	5.9	6.2	(0.3)
Revlon Beauty Tools	23.9	26.4	(2.5)	24.5	26.5	(2.0)
*	Compared to the year ago periods, the Revlon brand experienced a market share decline, which reflects a decrease in share by products launched in prior years, partially offset by performance in 2007 from new products launched in the second half of 2006. Since September 2006, following the Company’s decision to discontinue Vital Radiance, the Company’s strategy has been to fully focus its efforts on building and leveraging its established brands, particularly its Revlon brand.

All U.S. market share and related data herein for the Company’s brands are based upon retail dollar sales, which are derived from ACNielsen data. ACNielsen measures retail sales volume of products sold in the U.S. mass distribution channel. Such data represent ACNielsen’s estimates based upon data gathered by ACNielsen from market samples and are therefore subject to some degree of variance and may contain slight rounding differences. ACNielsen’s data does not reflect sales volume from Wal-Mart, Inc., which is the Company’s largest customer, representing approximately 23% of the Company’s 2006 worldwide net sales, or sales volume from regional mass volume retailers, prestige, department stores, television shopping, door-to-door, specialty stores, internet, perfumeries or other distribution outlets, all of which are channels for cosmetics sales. From time to time, ACNielsen adjusts its methodology for data collection and reporting, which may result in adjustments to the categories and share data tracked by ACNielsen for both current and prior periods.

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

Discussion of Critical Accounting Policies

As disclosed in Note 1 to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the Company uses derivative financial instruments, primarily foreign currency forward exchange contracts, to reduce the effects of fluctuations in foreign currency exchange rates and interest rate swap transactions to offset the effects of floating interest rates on a portion of its debt. The foreign currency exchange forward contracts are entered into primarily to hedge anticipated inventory purchases and certain intercompany payments denominated in foreign currencies and have maturities of less than one year. In September 2007, Products Corporation executed a floating-to-fixed interest rate swap transaction primarily to hedge against fluctuations in variable interest rate payments on $150 million notional amount of Products Corporation’s long-term debt under its 2006 Term Loan Facility.

While the Company continues to utilize derivative financial instruments, in the case of foreign currency forward exchange contracts to reduce the effects of fluctuations in foreign currency exchange rates in connection with its inventory purchases and intercompany payments, the Company has elected to discontinue the application of hedge accounting under SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’, effective January 1, 2007, in respect of such foreign currency contracts. Accordingly, the Company no longer designates its foreign currency forward exchange contracts as hedging instruments. By removing such designation, any changes in the fair value of Products Corporation’s foreign currency forward exchange contracts subsequent to the Company’s discontinuance of hedge accounting are recognized in earnings. Also, upon the removal of the hedging designation, any unrecognized gains (losses) accumulated in Accumulated Other Comprehensive Loss related to the Company’s prior application of hedge accounting in respect of such foreign currency contracts becomes fixed and will be recognized in earnings as the underlying transaction pertaining to the derivative instrument occurs. If the underlying transaction is not forecasted to occur, the related gain (loss) accumulated in Accumulated Other Comprehensive Loss is recognized in earnings immediately.

In September 2007, Products Corporation executed a floating-to-fixed interest rate swap transaction with a notional amount of $150.0 million over a period of two years relating to indebtedness under Products Corporation’s 2006 Term Loan Facility. The Company designated this interest rate swap transaction as a cash flow hedge of the variable interest rate payments on Products Corporation’s 2006 Term Loan Facility. Products Corporation’s interest rate swap transaction qualifies for hedge accounting treatment under SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’ and has been designated as a cash flow hedge. Accordingly, the effective portion of the changes in the fair value of the interest rate swap transaction is reported in other comprehensive loss. The ineffective portion of the changes in the fair value of the interest rate swap transaction, if any, is recognized in current period earnings. Any unrecognized income (loss) accumulated in other comprehensive loss related to this interest rate swap transaction would be recorded in the Statement of Operations, primarily in interest expense when the underlying transactions hedged are realized.

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Net sales:

Consolidated net sales in the third quarter of 2007 increased $33.8 million, or 11.0%, to $339.7 million, as compared with $305.9 million in the third quarter of 2006. Net sales for the nine-month fiscal period ended September 30, 2007 increased $65.0 million, or 6.8%, to $1,017.5 million, as compared with $952.5 million for the nine-month fiscal period ended September 30, 2006. Net sales for the three-month and nine-month fiscal periods ended September 30, 2006 were reduced by approximately $15 million due to Vital Radiance, which was discontinued in September 2006.

	Three Months Ended September 30,		Change
	2007	2006	$	%
United States	$190.9	$159.5	$31.4	19.7
International	148.8	146.4	2.4	1.6	(1)
	$339.7	$305.9	$33.8	11.0	(2)
(1)	Excluding the impact of foreign currency fluctuations, International net sales decreased 3.4%.
(2)	Excluding the impact of foreign currency fluctuations, consolidated net sales increased 8.6%.

	Nine Months Ended September 30,		Change
	2007	2006	$	%
United States	$588.4	$537.8	$50.6	9.4
International	429.1	414.7	14.4	3.5	(1)
	$1,017.5	$952.5	$65.0	6.8	(2)
(1)	Excluding the impact of foreign currency fluctuations, International net sales increased 0.5%.
(2)	Excluding the impact of foreign currency fluctuations, consolidated net sales increased 5.5%.

United States

Third quarter results

In the U.S., net sales were $190.9 million for the third quarter of 2007, compared with $159.5 million for the third quarter of 2006, an increase of $31.4 million, or 19.7%. The third quarter 2006 net sales were reduced by approximately $15 million due to the Vital Radiance brand, which was discontinued in September 2006. The increase in net sales in the third quarter of 2007, as compared with the third quarter of 2006, was primarily driven by a reduction in returns and allowances for color cosmetics (due, in part, to the aforementioned impact of Vital Radiance on the third quarter of 2006 and higher returns expense related to a national promotional program in the third quarter of 2006), and higher shipments of beauty care products, partially offset by lower shipments of color cosmetics.

Year-to-date results

In the U.S., net sales were $588.4 million for the nine months ended September 30, 2007, compared with $537.8 million for the nine months ended September 30, 2006, an increase of $50.6 million, or 9.4%. Net sales for the nine-month fiscal period ended September 30, 2006 were reduced by approximately $15 million due to the Vital Radiance brand, which was discontinued in September 2006. This increase in net sales in the U.S. for the nine months ended September 30, 2007, as compared with the nine months ended September 30, 2006, was primarily driven by higher shipments of beauty care products, primarily women’s hair color, and Almay color cosmetics, as well as a reduction in returns and allowances for color

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

cosmetics due to the aforementioned impact of Vital Radiance on the 2006 nine-month period and higher returns expense related to a national promotional program in the year ago period, partially offset by lower shipments of Revlon color cosmetics.

International

In the Company’s international operations, net sales were $148.8 million for the third quarter of 2007, compared with $146.4 million for the third quarter of 2006, an increase of $2.4 million, or 1.6%. In the nine-month fiscal period ended September 30, 2007, net sales in the Company’s international operations were $429.1 million, compared with $414.7 million for the nine-month fiscal period ended September 30, 2006, an increase of $14.4 million, or 3.5%. Excluding the impact of foreign currency fluctuations, international net sales declined by $5.0 million, or 3.4% in the third quarter of 2007, as compared with the third quarter of 2006, and increased by $2.0 million, or 0.5%, in the nine-month fiscal period ended September 30, 2007, as compared with the nine-month fiscal period ended September 30, 2006. Excluding the impact of foreign currency fluctuations, the decline in net sales in the third quarter of 2007, as compared with the third quarter of 2006, was driven primarily by lower shipments in the Europe region, particularly in Canada (due primarily to the impact of the restage of Almay color cosmetics on the 2006 three-month period), partially offset by higher shipments in the Asia Pacific region. Shipments in the Latin America region were essentially flat. Excluding the impact of foreign currency fluctuations, the increase in net sales in the nine-month fiscal period ended September 30 2007, as compared with the nine-month fiscal period ended September 30 2006, was driven primarily by higher shipments in the Asia Pacific and Latin America regions, partially offset by lower shipments in the Europe region, particularly in Canada (due primarily to the impact of promotions in color cosmetics and the restage of Almay color cosmetics on the 2006 nine-month period).

Third quarter results by region

In Asia Pacific and Africa, net sales increased by $5.0 million, or 8.6%, to $63.5 million for the third quarter of 2007, as compared with $58.5 million for the third quarter of 2006. Excluding the impact of foreign currency fluctuations, net sales in Asia Pacific and Africa increased $2.3 million, or 3.9%, in the third quarter of 2007, as compared with the third quarter of 2006. This increase in net sales, excluding the impact of foreign currency fluctuations, was due primarily to higher shipments in South Africa, Australia and certain distributor markets and lower returns expense in Japan (which the Company estimates in the aggregate contributed approximately 5.1% to the increase in the region’s net sales in the third quarter of 2007, as compared with the third quarter of 2006). This increase was partially offset by lower shipments in Taiwan (which the Company estimates offset by approximately 1.2% the increase in the region’s net sales in the third quarter of 2007, as compared with the third quarter of 2006).

In Europe, which is comprised of Europe, Canada and the Middle East, net sales decreased by $3.7 million, or 6.8%, to $51.1 million for the third quarter of 2007, as compared with $54.8 million for the third quarter of 2006. Excluding the impact of foreign currency fluctuations, net sales in Europe decreased by $7.3 million, or 13.3%, in the third quarter of 2007, as compared with the third quarter of 2006. The decrease in net sales, excluding the impact of foreign currency fluctuations, was due primarily to lower shipments in Canada, driven principally by the fact that the third quarter of 2006 included shipments for the restage of Almay color cosmetics, partially offset by lower returns expense in Canada. In addition, lower shipments, coupled with higher allowances, in the U.K. also contributed to the net sales decline (the Company estimates that the decrease in net sales in Canada and the U.K. together contributed approximately 11.0% to the decrease in the region’s net sales in the third quarter of 2007, as compared with the third quarter of 2006).

In Latin America, which is comprised of Mexico, Central America and South America, net sales increased by $1.1 million, or 3.3%, to $34.2 million for the third quarter of 2007, as compared with

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

$33.1 million for the third quarter of 2006. Excluding the impact of foreign currency fluctuations, net sales in Latin America remained essentially flat in the third quarter of 2007, as compared with the third quarter of 2006. Net sales performance, excluding the impact of foreign currency fluctuations, was driven primarily by higher shipments in Venezuela (which the Company estimates contributed approximately 7.3% to the region’s net sales in the third quarter of 2007, as compared with the third quarter of 2006). This was offset by lower shipments in Brazil and Mexico (which the Company estimates offset by approximately 7.1% the region’s net sales in the third quarter of 2007, as compared with the third quarter of 2006).

Year-to-date results by region

In Asia Pacific and Africa, net sales increased by $10.5 million, or 6.1%, to $183.6 million for the nine-month fiscal period ended September 30, 2007, as compared with $173.1 million for the nine-month fiscal period ended September 30, 2006. Excluding the impact of foreign currency fluctuations, net sales in Asia Pacific and Africa increased $9.9 million, or 5.7%, in the nine-month fiscal period ended September 30, 2007, as compared with the nine-month fiscal period ended September 30, 2006. This increase in net sales, excluding the impact of foreign currency fluctuations, was due primarily to higher shipments in South Africa, Australia and certain distributor markets and lower returns expense in Japan (which the Company estimates together contributed approximately 8.0% to the increase in the region’s net sales in the nine-month fiscal period ended September 30, 2007, as compared with the nine-month fiscal period ended September 30, 2006). This increase was partially offset by lower shipments in Hong Kong and Taiwan (which the Company estimates together offset by approximately 2.3% the region’s increase in net sales in the nine-month fiscal period ended September 30, 2007, as compared with the nine-month fiscal period ended September 30, 2006).

In Europe, which is comprised of Europe, Canada and the Middle East, for the nine-month fiscal period ended September 30, 2007, net sales were substantially unchanged at $151.6 million, as compared with $151.5 million for the nine-month fiscal period ended September 30, 2006. Excluding the impact of foreign currency fluctuations, net sales in Europe decreased by $9.6 million, or 6.4%, in the nine-month fiscal period ended September 30, 2007, as compared with the nine-month fiscal period ended September 30, 2006. The decrease in net sales, excluding the impact of foreign currency fluctuations, was due primarily to lower shipments in Canada (due primarily to the impact of promotions in color cosmetics in the 2006 nine-month period and the restage of Almay color cosmetics in the 2006 nine-month period), partially offset by lower returns and allowances in Canada (which the Company estimates contributed approximately 6.7% to the decrease in the region’s net sales in the nine-month fiscal period ended September 30, 2007, as compared with the nine-month fiscal period ended September 30, 2006).

In Latin America, which is comprised of Mexico, Central America and South America, net sales increased by $3.8 million, or 4.2%, to $93.9 million, for the nine-month fiscal period ended September 30, 2007, as compared with $90.1 million for the nine-month fiscal period ended September 30, 2006. Excluding the impact of foreign currency fluctuations, net sales in Latin America increased by $1.7 million, or 1.9%, in the nine-month fiscal period ended September 30, 2007, as compared with the nine-month fiscal period ended September 30, 2006. The increase in net sales, excluding the impact of foreign currency fluctuations, was driven primarily by the higher shipments in Venezuela and Argentina (which the Company estimates contributed approximately 8.5% to the increase in the region’s net sales in the nine-month fiscal period ended September 30, 2007, as compared with the nine-month fiscal period ended September 30, 2006). This increase was partially offset by lower shipments in Brazil and certain distributor markets (which the Company estimates offset by approximately 6.2% the region’s increase in net sales in the nine-month fiscal period ended September 30, 2007, as compared with the nine-month fiscal period ended September 30, 2006).

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Gross profit:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Gross profit	$215.4	$157.0	$58.4	$639.2	$548.3	$90.9

Gross profit increased by $58.4 million to $215.4 million for the third quarter of 2007, as compared with $157.0 million for the third quarter of 2006, primarily due to the impact of approximately $29.3 million of returns and allowances in the third quarter of 2006 related to the Vital Radiance brand, which was discontinued in September 2006. In addition, the third quarter of 2006 included inventory obsolescence charges of approximately $11.5 million for estimated excess inventory levels in connection with the Company’s discontinuance of the Vital Radiance brand. Gross profit also benefited from approximately $15.2 million of lower returns and allowances, primarily as a result of the 2006 period including returns related to a national promotional program. Finally, lower shipments, primarily as a result of the Company’s discontinuance of the Vital Radiance brand, partially offset the aforementioned gross profit improvements.

Gross profit increased $90.9 million to $639.2 million for the nine-month fiscal period ended September 30, 2007, as compared with $548.3 million for the nine-month fiscal period ended September 30, 2006, primarily due to the impact of approximately $57.0 million of returns and allowances in the nine-month fiscal period ended September 30, 2006 related to the Vital Radiance brand, which was discontinued in September 2006. Gross profit in the nine-month fiscal period ended September 30, 2007 also benefited from approximately $14.4 million of lower returns, primarily as a result of the 2006 period including returns expense related to a national promotional program. In addition, a lower cost of sales percentage contributed to a higher gross profit, primarily as a result of lower inventory obsolescence charges of approximately $28.1 million in the nine-month period ended September 30, 2007 compared to the year ago period, primarily related to Vital Radiance and Almay brands and the aforementioned national promotional program, which were partially offset by unfavorable changes in sales mix and lower production volume in the nine-month fiscal period ended September 30, 2007.

SG&A expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
SG&A expenses	$192.5	$198.7	$6.2	$586.4	$640.0	$53.6

SG&A expenses decreased $6.2 million, or 3.1%, to $195.5 million for the third quarter of 2007, as compared with $198.7 million for the third quarter of 2006. Such decrease was primarily due to lower general and administrative expenses of approximately $12.9 million (including $9.4 million of severance and accelerated amortization charges (related to unvested options and unvested restricted stock) in connection with the cessation of the former CEO’s employment in September 2006 and $3.5 million in personnel, occupancy and other general and administrative expenses in the three-month fiscal period ended September 30, 2007 (compared to the year ago period)). SG&A expenses were also lower in the third quarter of 2007 due to lower display amortization expenses of approximately $6.4 million, which in the third quarter of 2006 included $3.1 million of charges related to the write-off of accelerated amortization of certain displays in connection with the discontinuance of the Vital Radiance brand. These decreases in SG&A expenses were partially offset by higher brand support of $12.6 million, primarily as a result of higher advertising spending in the three-month fiscal period ended September 30, 2007, as compared to the third quarter of 2006. The higher advertising spending in the third quarter of 2007 was partially offset by a reduction in promotional activity, which in the third quarter of 2006 included $3.6 million related to the write-off of certain Vital Radiance advertising, marketing and promotional materials and software associated with the discontinuance of the Vital Radiance brand.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

SG&A expenses decreased $53.6 million, or 8.4%, to $586.4 million for the nine-month fiscal period ended September 30, 2007, as compared to $640.0 million for the nine-month fiscal period ended September 30, 2006. Such decrease was driven primarily by approximately $36.2 million of lower general and administrative expenses, primarily related to the Company’s organizational streamlining activities, which resulted in lower personnel-related expenses and occupancy expenses. Occupancy expenses were lower by $8.0 million, primarily related to the Company’s exit of a portion of its New York City headquarters leased space, including a benefit of $4.4 million related to the reversal of a deferred rental liability upon exit of the space in the first quarter of 2007. The nine-month fiscal period ended September 30, 2006 was also impacted by the aforementioned $9.4 million of severance and accelerated amortization charges (related to unvested options and unvested restricted stock) in connection with the cessation of the former CEO’s employment in September 2006. In addition, SG&A expenses were lower in the nine-month fiscal period ended September 30, 2007 due to lower brand support of approximately $13.2 million, as compared to the nine-month fiscal period ended September 30, 2006, which included brand support of approximately $37.1 million in the nine-month fiscal period ended September 30, 2006 for the Vital Radiance brand, which was discontinued in September 2006. The absence of brand support spending on Vital Radiance was partially offset by higher advertising spending in the nine-month fiscal period ended September 30, 2007. Finally, lower display amortization expenses of approximately $7.1 million in the nine months ended September 30, 2007 contributed to lower SG&A expenses, which in the nine months ended September 30, 2006 included $3.1 million of charges related to the write-off of the accelerated amortization of certain displays in connection with the discontinuance of the Vital Radiance brand in September 2006.

Restructuring costs and other, net:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Restructuring costs and other, net	$0.5	$13.8	$13.3	$6.9	$23.3	$16.4

During the third quarter and nine-month fiscal period ended September 30, 2007, the Company recorded restructuring charges of $0.5 million and $6.9 million, respectively, in restructuring for vacating leased space, employee severance and other personnel benefits.

During 2007, the Company implemented the 2007 Programs, which consist of the closure of the Company’s Irvington facility and personnel reductions within the Company’s Information Management function and the sales force in Canada, which actions are designed to reduce costs and improve the Company’s operating profit margins. In connection with the 2007 Programs, the Company expects to incur a total of approximately $3.1 million of restructuring charges and other costs to implement these programs, consisting of approximately $2.4 million of expected charges related to employee severance and other employee-related termination costs for the 2007 Programs and approximately $0.7 million of various other expected charges related to the closure of the Irvington facility. Of the approximately $3.1 million in expected restructuring charges for the 2007 Programs, the Company recorded charges of approximately $2.6 million in the nine-month fiscal period ended September 30, 2007 and expects to incur approximately $0.5 million of charges over the remainder of 2007, all of which is expected to be cash. Of the total $3.1 million cash charges related to the 2007 Programs, including charges expected to be recorded, $1.7 million was paid out in the nine-month fiscal period ended September 30, 2007 and approximately $1.4 million is expected to be paid out over the remainder of 2007 and through 2009. The Company anticipates that the 2007 Programs will generate ongoing annualized savings of approximately $6 million that will primarily benefit cost of sales and SG&A. (See also Note 6, ‘‘Restructuring Costs and Other, Net’’ to the Unaudited Consolidated Financial Statements).

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

In connection with the September 2006 Program, the Company recorded charges of approximately $22.8 million in 2006, $4.6 million of charges in the nine-month fiscal period ended September 30, 2007 and expects to record approximately $0.1 million of additional restructuring charges and other related costs during the remainder of 2007. Of the total $27.5 million of charges related to the September 2006 Program, including charges expected to be recorded, approximately $20.2 million are expected to be paid in cash, of which approximately $3.7 million was paid out in 2006, $11.7 million was paid out in the nine-month fiscal period ended September 30, 2007 and approximately $4.8 million is expected to be paid out over the remainder of 2007 and the period through 2008. As part of the September 2006 Program, the Company agreed in December 2006 to cancel its lease and modify its sublease of its New York City headquarters space, including vacating 23,000 square feet in December 2006 and vacating an additional 77,300 square feet in February 2007. These space reductions are resulting in savings in rental and related expense, while allowing the Company to maintain its corporate offices in a smaller, more efficient space, reflecting its streamlined organization.

In connection with the February 2006 Program, the Company recorded charges of approximately $10.1 million in the fiscal year 2006 and $0.4 million of charges in the nine-month fiscal period ended September 30, 2007, all of which is expected to be cash. Of the total $10.5 million of cash charges related to the February 2006 Program, including charges expected to be recorded, approximately $6.7 million was paid out in 2006, $2.3 million was paid out in the nine-month fiscal period ended September 30, 2007 and approximately $1.5 million is expected to be paid out over the remainder of 2007 and the period through 2009.

For a further discussion of the 2006 Programs, see Note 2, ‘‘Restructuring Costs and Other, Net’’ to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 13, 2007.

During the third quarter and nine-month fiscal period ended September 30, 2006, the Company recorded charges of $13.8 million and $23.3 million, respectively, primarily for employee severance and other personnel benefits related to the February 2006 Program and the September 2006 Program.

Other expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Interest expense	$34.5	$38.3	$3.8	101.9	$109.4	$7.5

Interest expense decreased by $3.8 million and $7.5 million for the third quarter and nine-month fiscal period ended September 30, 2007, respectively, as compared to the comparable periods in 2006. These decreases were primarily due to lower weighted average borrowing rates during the respective 2007 periods.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Loss on early extinguishment of debt	$—	$—	$—	$0.1	$0.4	$0.3

The loss on early extinguishment of debt for the nine-month fiscal period ended September 30, 2007 represents the loss on the redemption in February 2007 of approximately $50.0 million in aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes. The loss on early extinguishment of debt for the third quarter and nine-month fiscal period ended September 30, 2006 represents the loss on the redemption in April 2006 of approximately $110 million in aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes using the net proceeds of the $110 Million Rights Offering discussed in ‘‘Financial Condition, Liquidity and Capital Resources’’.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Provision for income taxes:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Provision for income taxes	$1.0	$3.2	$2.2	$1.5	$11.8	$10.3

For the third quarter ended September 30 2007, the decrease in the tax provision, as compared with the comparable 2006 period, was primarily attributable to the reversal of a valuation allowance of $4.1 million, which offset the effect of higher taxable income in certain jurisdictions outside the U.S. For the nine-month fiscal period ended September 30, 2007, the decrease in the tax provision, as compared with the comparable 2006 period, was primarily attributable to the aforementioned valuation allowance reversal and to the $5.9 million reduction in the Company’s tax reserves, in the second quarter of 2007, to reflect favorable regulatory developments resulting in the resolution of various international tax matters, each of which offset the effect of higher taxable income in certain foreign jurisdictions.

Financial Condition, Liquidity and Capital Resources

Net cash used in operating activities in the nine-month fiscal period ended September 30, 2007 improved to $47.6 million, as compared to $124.8 million in the nine-month fiscal period ended September 30, 2006. This improvement in cash was primarily due to lower net loss and decreased purchases of permanent displays, partially offset by changes in net working capital, including cash used for return settlements in the nine-month fiscal period ended September 30, 2007 related to Vital Radiance and lower trade receivables.

Net cash used in investing activities was $12.5 million and $15.5 million for the nine-month fiscal period ended September 30, 2007 and 2006, respectively, in each case for capital expenditures.

Net cash provided by financing activities was $53.9 million and $132.8 million for the nine-month fiscal period ended September 30, 2007 and 2006, respectively. Net cash provided by financing activities for the nine-month fiscal period ended September 30, 2007 included net proceeds of $98.9 million from Revlon, Inc.’s issuance of Class A Common Stock as a result of the closing of the $100 Million Rights Offering in January 2007. Revlon, Inc.’s proceeds from the $100 Million Rights Offering were promptly transferred to Products Corporation, which it used in February 2007 to redeem $50.0 million aggregate principal amount of its 8 5/8% Senior Subordinated Notes at an aggregate redemption price of $50.3 million, including $0.3 million of accrued and unpaid interest up to, but not including, the redemption date. The remainder of such proceeds was used to repay approximately $43.3 million of indebtedness outstanding under Products Corporation’s 2006 Revolving Credit Facility, without any permanent reduction of that commitment, after incurring fees and expenses of approximately $1.1 million incurred in connection with the $100 Million Rights Offering, with approximately $5 million of the remaining proceeds being available for general corporate purposes. (See ‘‘Financial Condition, Liquidity and Capital Resources — 2007 Refinancing Transactions’’).

For the nine-month fiscal period ended September 30, 2006, net cash provided by financing activities included net proceeds of $107.2 million from Revlon, Inc.’s issuance of Class A Common Stock as a result of completing the $110 million rights offering in March 2006, $50.7 million from borrowings during the third quarter of 2006 under the multi-currency revolving credit facility under Products Corporation’s 2004 credit agreement and $100.0 million from borrowings under the term loan facility under Products Corporation’s 2004 credit agreement. The net proceeds from Revlon, Inc.’s $110 million rights offering were promptly transferred to Products Corporation, which it used in April 2006, together with available cash, to redeem $109.7 million aggregate principal amount of its 8 5/8% Senior Subordinated Notes, at an aggregate redemption price of $111.8 million, including $2.1 million of accrued and unpaid interest up to, but not including, the redemption date and paid related financing costs of $9.4 million.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

At October 31, 2007, the Company had a liquidity position, excluding cash in compensating balance accounts, of approximately $153 million, consisting of cash and cash equivalents (net of any outstanding checks) of $29 million, as well as $74 million in available borrowings under the 2006 Revolving Credit Facility and $50 million in available borrowings under the 2004 Consolidated MacAndrews & Forbes Line of Credit.

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

Products Corporation was in compliance with all applicable covenants under the 2006 Credit Agreements as of September 30, 2007. At October 31, 2007, the 2006 Term Loan Facility was fully drawn and availability under the $160.0 million 2006 Revolving Credit Facility, based upon the calculated borrowing base less approximately $14.6 million of outstanding letters of credit and approximately $71.9. million then drawn on the 2006 Revolving Credit Facility, was approximately $73.5 million.

2004 Consolidated MacAndrews & Forbes Line of Credit

Products Corporation has a $50 million line of credit with MacAndrews & Forbes Inc., which is available to Products Corporation through January 31, 2008 (the ‘‘2004 Consolidated MacAndrews & Forbes Line of Credit’’). As of October 31, 2007, the 2004 Consolidated MacAndrews & Forbes Line of Credit was undrawn. (For further detail regarding the 2004 Consolidated MacAndrews & Forbes Line of Credit, see Note 8, ‘‘Long-Term Debt’’ to the Consolidated Financial Statements in Products Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 13, 2007 and ‘‘2007 Financing Transactions’’ in this Form 10-Q).

2007 Refinancing Transactions

In January 2007, Revlon, Inc. completed the $100 Million Rights Offering (including the related private placement to MacAndrews & Forbes, together the ‘‘$100 Million Rights Offering’’), allowing stockholders of record to purchase additional shares of Class A Common Stock at a subscription price of $1.05 per share. Revlon, Inc. promptly transferred the net proceeds of the $100 Million Rights Offering to Products Corporation, which it used in February 2007 to redeem $50.0 million aggregate principal amount of its outstanding 8 5/8% Senior Subordinated Notes at an aggregate redemption price of $50.3 million, including $0.3 million of accrued and unpaid interest up to, but not including, the redemption date. Following such redemption, there remained outstanding $167.4 million in aggregate principal amount of the 8 5/8% Senior Subordinated Notes, which are due February 1, 2008. The remainder

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

of such proceeds was used to repay approximately $43.3 million of indebtedness outstanding under Products Corporation’s 2006 Revolving Credit Facility, without any permanent reduction of that commitment, after incurring fees and expenses of approximately $1.1 million incurred in connection with the $100 Million Rights Offering, with approximately $5 million of the remaining proceeds being available for general corporate purposes.

Interest Rate Swap Transaction

In September 2007, Products Corporation executed a floating-to-fixed interest rate swap transaction with a notional amount of $150.0 million over a period of two years relating to indebtedness under Products Corporation’s 2006 Term Loan Facility. The Company designated this interest rate swap transaction as a cash flow hedge of the variable interest rate payments on Products Corporation’s 2006 Term Loan Facility. Under the terms of the interest rate swap transaction, Products Corporation is required to pay to the counterparty a quarterly fixed interest rate of 4.692% on the $150.0 million notional amount commencing in December 2007, while receiving a variable interest rate payment from the counterparty equal to three-month U.S. dollar LIBOR. While the Company is exposed to credit loss in the event of the counterparty’s non-performance, if any, the Company’s exposure is limited to the net amount that Products Corporation would have received over the remaining balance of the transaction’s two-year term. Given that the counterparty to the interest rate swap transaction is a major financial institution with high credit ratings, the Company does not anticipate any non-performance and, furthermore, even in the case of any non-performance by the counterparty, the Company expects that any such loss would not be material.

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

The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs (including, without limitation, the Company’s 2006 Programs, the 2007 Programs and prior programs), executive severance not otherwise included in the Company’s restructuring programs, debt service payments and costs and regularly scheduled pension and post-retirement benefit plan contributions. The Company expects cash contributions to the Company’s pension and post-retirement benefit plans to be approximately $38 million in the aggregate in 2007. See ‘‘Restructuring Costs, Net’’ above in this Form 10-Q for discussion of the Company’s expected uses of funds in connection with its various restructuring programs.

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

Continuing to execute the Company’s business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands, further refining the Company’s approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure. Any of these actions, whose intended purpose would be to create value through profitable growth, could result in the Company making investments and/or recognizing charges related to executing against such opportunities.

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

However, there can be no assurance that such funds will be sufficient to meet the Company’s cash requirements on a consolidated basis. If the Company’s anticipated level of revenue growth is not achieved because of, for example, decreased consumer spending in response to weak economic conditions or weakness in the mass-market cosmetics category, adverse changes in currency, decreased sales of the Company’s products as a result of increased competitive activities from the Company’s competitors, changes in consumer purchasing habits, including with respect to shopping channels, retailer inventory management, retailer space reconfigurations or reductions, less than anticipated results from the Company’s existing or new products or from its advertising and/or marketing plans, or if the Company’s expenses, including, without limitation, for advertising and promotions or for returns related to any reduction of retail space or product discontinuances, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet the Company’s cash requirements.

In the event of a decrease in demand for the Company’s products, reduced sales, lack of increases in demand and sales, changes in consumer purchasing habits, including with respect to shopping channels, retailer inventory management, retailer space reconfigurations or reductions, product discontinuances and/or advertising and promotion expenses or returns expenses exceeding its expectations or less than anticipated results from the Company’s existing or new products or from its advertising and/or marketing plans, any such development, if significant, could reduce Products Corporation’s revenues and could adversely affect Products Corporation’s ability to comply with certain financial covenants under the 2006 Credit Agreements and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending. (See also Item 1A. ‘‘Risk Factors’’ in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 13, 2007 for further discussion of risks associated with the Company’s business).

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

As a result of dealing with suppliers and vendors in a number of foreign countries, Products Corporation enters into foreign currency forward exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. There were foreign currency forward exchange contracts with a notional amount of $25.9 million outstanding at September 30, 2007. The fair value of foreign currency forward exchange contracts outstanding at September 30, 2007 was $(1.4) million.

In September 2007, Products Corporation executed a floating-to-fixed interest rate swap transaction primarily to hedge against fluctuations in variable interest rate payments on $150 million notional amount

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

in Products Corporation’s long-term debt under its 2006 Term Loan Facility. The fair value of Products Corporation’s interest rate swap transaction was $(0.2) at September 30, 2007. (See ‘‘Financial Condition, Liquidity and Capital Resources — Interest Rate Swap Transaction’’).

Disclosures about Contractual Obligations and Commercial Commitments

As of September 30, 2007, there had been no material changes to the Company’s total contractual cash obligations, as set forth in the contractual obligations and commercial commitments table included in Products Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, with the exception of the repayment of approximately $50.0 million of Products Corporation’s 8 5/8% Senior Subordinated Notes in February 2007, which notes, together with $4.2 million of amortization payments due in connection with the 2006 Term Loan Facility and $0.2 million of other long-term debt, are classified on the balance sheet at September 30, 2007 as the current portion of long-term debt. The following table reflects the impact of such redemption on the Company’s long-term debt obligations:

	Payments Due by Period (dollars in millions)
Contractual Obligations As of September 30, 2007	Total	2007 Q4	2008-2009	2010-2011	After 2011
Long-term Debt	$1,293.1	$—	$10.8	$406.8	$875.5
Current Portion of Long-term Debt*	171.8	0.1	171.7	—	—
Interest on Long-term Debt**	519.2	39.6	253.2	223.2	3.2
*	Amount reflects $4.2 million of amortization payments under the 2006 Term Loan Facility, $167.4 million of current debt under Products Corporation’s 8 5/8% Senior Subordinated Notes due February 1, 2008, after giving effect to the aforementioned redemption in February 2007 of $50.0 million aggregate principal amount of such notes using a portion of the proceeds from the $100 Million Rights Offering and $0.2 million of current portion of other long-term debt.
**	Reflects the impact of the September 2007 interest rate swap transaction covering $150 million notional amount under the 2006 Term Loan Facility, which resulted in an effective weighted average interest rate of 9.65% on the 2006 Term Loan Facility. (See ‘‘Financial Condition, Liquidity and Capital Resources — Interest Rate Swap Transaction’’).

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
(all tabular amounts in millions)

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company’s policy is to manage market risk through a combination of fixed and floating rate debt, the use of derivative financial instruments and foreign exchange forward and option contracts. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in Item 7A of Products Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 (‘‘Item 7A’’) describes significant aspects of the Company’s financial instrument programs that have material market risk as of December 31, 2006. The following table presents the information required by Item 7A as of September 30, 2007:

	Expected Maturity date for the year ended December 31,						Total	Fair Value September 30, 2007
Debt	2007	2008	2009	2010	2011	Thereafter
	(U.S. dollar equivalent in millions)
Short-term variable rate (various currencies)	$3.1	$—	$—	$—	$—	$—	$3.1	$3.1
Average interest rate(a)	7.4%
Long-term fixed rate (various currencies)	0.1	0.2	0.2				0.5	0.5
Average interest rate	6.0%	6.0%	6.0%
Long-term fixed rate – third party		167.4 (b)			390.0		557.4	552.2
Average interest rate		8.6%			9.5%
Long-term variable rate – third party		6.3	8.4	8.4	8.4	875.5	907.0	907.0
Average interest rate(a)		8.9%	8.5%	8.8%	8.9%	8.8%
Total debt	$3.2	$173.9	$8.6	$8.4	$398.4	$875.5	$1,468.0	$1,462.8
(a)	Weighted-average variable rates are based upon implied forward rates from the yield curves at September 30, 2007.
(b)	In connection with completing the $100 Million Rights Offering in January 2007, Products Corporation redeemed $50.0 million in aggregate principal amount of its 8 5/8% Senior Subordinated Notes. Accordingly, at September 30, 2007 the outstanding aggregate principal amount of the 8 5/8% Senior Subordinated Notes maturing on February 1, 2008 was $167.4 million, all of which is classified as current. (See ‘‘Financial Condition, Liquidity and Capital Resources — 2007 Refinancing Transactions’’).

Forward Contracts	Average Contractual Rate $/FC	Original US Dollar Notional Amount	Contract Value September 30, 2007	Fair Value September 30, 2007
Sell Canadian Dollars/Buy USD	0.9128	$7.9	$7.1	$(0.8)
Sell Australian Dollars/Buy USD	0.8116	4.0	3.6	(0.4)
Sell South African Rand/Buy USD	0.1365	3.6	3.4	(0.2)
Sell British Pounds/Buy USD	1.9847	3.2	3.1	(0.1)
Buy Australian Dollars/Sell New Zealand Dollars	1.1370	4.0	4.2	0.2
Sell Euros/Buy USD	1.3639	2.1	2.0	(0.1)
Sell New Zealand Dollars/Buy USD	0.7176	0.8	0.8	—
Sell Hong Kong Dollars/Buy USD	0.1285	0.3	0.3	—
Total forward contracts		$25.9	$24.5	$(1.4)

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

	Expected Maturity date for the year ended December 31,			Total	Fair Value September 30, 2007
	2007	2008	2009
Interest Rate Swap Transaction(a)
Notional Amount	$—	$—	$150.0	$150.0	$(0.2)
Average Pay Rate	4.692%	4.692%	4.692%
Average Receive Rate	3-month USD LIBOR	3-month USD LIBOR	3-month USD LIBOR
(a)	In September 2007, Products Corporation executed a floating-to-fixed interest rate swap transaction with a notional amount of $150.0 million over a period of two years expiring on September 17, 2009 relating to indebtedness under Products Corporation’s 2006 Term Loan Facility. The Company designated this interest rate swap transaction as a cash flow hedge of the variable interest rate payments on Products Corporation’s 2006 Term Loan Facility. (See ‘‘Financial Condition, Liquidity and Capital Resources — Interest Rate Swap Transaction’’).

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

(b)    Changes in Internal Control Over Financial Reporting.    There have not been any changes in the Company’s internal control over financial reporting during the three-month fiscal period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the third quarter and nine-month fiscal period ended September 30, 2007, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on the beliefs, expectations, estimates, projections, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company’s actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company’s expectations and estimates (whether qualitative or quantitative) as to:

(i)	the Company’s future financial performance;

(ii)	the effect on sales of decreased consumer spending in response to weak economic conditions or weakness in the mass-market cosmetics category, adverse changes in currency, decreased sales of the Company’s products as a result of increased competitive activities from the Company’s competitors, changes in consumer purchasing habits, including with respect to shopping channels, retailer inventory management, retailer space reconfigurations or reductions, less than anticipated results from the Company’s existing or new products or from its advertising and/or marketing plans, or if the Company’s expenses, including, without limitation, for advertising and promotions or for returns related to any reduction of retail space or product discontinuances, exceed anticipated levels;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

(iii)	the Company’s belief that the continued execution of its business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more of its brands or product lines, launching additional new products, acquiring businesses or brands, further refining its approach to retail merchandising and/or take further actions to optimize its manufacturing, sourcing and organizational size and structure, any of which, whose intended purpose would be to create value through profitable growth, could result in the Company making investments and/or recognizing charges related to executing against such opportunities;

(iv)	the Company’s expectations regarding the continued execution of its business strategy, including (a) its plans to build and leverage its brands, particularly the Revlon brand, across the categories in which it competes, including, in addition to Revlon and Almay brand color cosmetics, driving growth in other beauty care categories, including women’s hair color, beauty tools, and anti-perspirants and deodorants, including by: 1) reinvigorating new product development, fully utilizing the Company’s creative, marketing and research and development capabilities, 2) reinforcing clear, consistent brand positioning through effective, innovative advertising and promotion, and 3) working with the Company’s retail customers to continue to increase the effectiveness of its in-store marketing, promotion and display walls across the categories in which it competes; (b) improving the execution of its strategies and plans and continuing to build its organizational capability primarily through a focus on recruitment and retention of skilled people, providing opportunities for professional development and new and expanded responsibilities and roles for employees who have demonstrated capability and rewarding the Company’s employees for success; (c) continuing to strengthen its international business further by leveraging its U.S. — based marketing, research and development and new product development and focusing on its well-established, strong national and multi-national brands, investing at appropriate competitive levels, controlling spending and working capital and optimizing our supply chain and cost structure; (d) its plans to capitalize on what the Company believes are significant opportunities to improve its operating profit margins and cash flow over time, including by reducing sales returns, costs of goods sold, general and administrative expenses and improving working capital management, and continuing to focus on improving sales growth; and (e) its plans to continue to improve its capital structure and continue to take advantage of opportunities to reduce and refinance its debt, including, without limitation, refinancing the remaining balance of Products Corporation’s 8 5/8% Senior Subordinated Notes prior to maturity on February 1, 2008;

(v)	the Company’s plans to fully focus its efforts on building and leveraging its established brands particularly its Revlon brand;

(vi)	restructuring activities, restructuring costs, the timing of restructuring payments and the benefits from such activities, including the Company’s expectations that ongoing annualized savings associated with the 2007 Programs will be approximately $6 million, primarily benefiting cost of sales and SG&A, and that such programs will reduce costs and improve the Company’s operating profit-margins;

(vii)	the Company’s expectation that operating revenues, cash on hand and funds available for borrowing under Products Corporation’s 2006 Credit Agreements, the 2004 Consolidated MacAndrews & Forbes Line of Credit and other permitted lines of credit will be sufficient to satisfy the Company’s operating expenses for 2007, including cash requirements referred to in item (ix) below;

(viii)	the Company’s expected sources of funds, including operating revenues, cash on hand and funds available for borrowing under Products Corporation’s 2006 Credit Agreements, the 2004 Consolidated MacAndrews & Forbes Line of Credit and other permitted lines of credit, as well as the availablity of funds from restructuring indebtedness, selling assets or operations, capital contributions and/or loans from MacAndrews & Forbes, Revlon, Inc. or the Company’s other affiliates and/or third parties and/or the sale of additional debt securities of Products Corporation;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

(ix)	the Company’s expected uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, payments in connection with the Company’s purchases of permanent wall displays, capital expenditure requirements, restructuring programs (including, without limitation, the 2006 Programs, the 2007 Programs and prior programs), executive severance not otherwise included in the Company’s restructuring programs, debt service payments and costs and regularly scheduled pension and post-retirement benefit plan contributions, and its estimates of operating expenses, the amount and timing of restructuring costs, executive severance, debt service payments (including payments required under Products Corporation’s debt instruments) and cash contributions to the Company’s pension plans and post-retirement benefit plans;

(x)	matters concerning the Company’s market-risk sensitive instruments, including the floating-to-fixed interest rate swap transaction that Products Corporation entered into in September 2007 and the Company’s expectation that such transaction will offset the effects of floating interest rates by hedging against fluctuations in variable interest rate payments on $150 million notional amount of Products Corporation’s long-term debt under its 2006 Term Loan Facility, as well as the Company’s expectations as to the counterparty’s performance, including that any loss arising from any non-performance by the counterparty would not be material;

(xi)	the expected effects of the Company’s adoption of certain accounting principles; and

(xii)	the Company’s plan to efficiently manage its cash and working capital, including, among other things, by carefully managing inventory levels, centralized purchasing to secure discounts and efficiencies in procurement, and providing additional discounts to U.S. customers for more timely payment of receivables and carefully managing accounts payable and targeted controls on general and administrative spending.

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

Investors are advised, however, to consult any additional disclosures Products Corporaiton made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and makes in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC in 2007 (which, among other places, can be found on the SEC’s website at http://www.sec.gov). The information available from time to time on such website shall not be deemed incorporated by reference into this Quarterly Report on Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. (See also Item 1A. ‘‘Risk Factors’’ in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for further discussion of risks associated with the Company’s business.) In addition to factors that may be described in the Company’s filings with the SEC, including this filing, the following factors, among others, could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:

(i)	unanticipated circumstances or results affecting the Company’s financial performance, including decreased consumer spending in response to weak economic conditions or weakness in the mass-market cosmetics category; changes in consumer preferences, such as reduced consumer

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

demand for the Company’s color cosmetics and other current products, including new product launches; changes in consumer purchasing habits, including with respect to shopping channels; lower than expected retail customer acceptance or consumer acceptance of or less than anticipated results from, the Company’s existing or new products; higher than expected advertising and promotion expenses or lower than expected results from the Company’s advertising and/or marketing plans; higher than expected returns or decreased sales of the Company’s existing or new products; actions by the Company’s customers, such as retailer inventory management and greater than anticipated retailer space reconfigurations or reductions and/or product discontinuances; and changes in the competitive environment and actions by the Company’s competitors, including business combinations, technological breakthroughs, new products offerings, increased advertising, marketing and promotional spending and marketing and promotional successes by competitors, including increases in market share;

(ii)	in addition to the items discussed in (i) above, the effects of and changes in economic conditions (such as inflation, monetary conditions and foreign currency fluctuations, as well as in trade, monetary, fiscal and tax policies in international markets) and political conditions (such as military actions and terrorist activities);

(iii)	unanticipated costs or difficulties or delays in completing projects associated with the continued execution of the Company’s business strategy or lower than expected revenues or the inability to achieve profitability as a result of such strategy, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more of the Company’s brands or product lines, launching of new product lines, including difficulties or delays, or higher than expected expenses, including for returns, in launching its new products, acquiring businesses or brands, further refining its approach to retail merchandising, and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company’s manufacturing, sourcing, supply chain or organizational size and structure;

(iv)	difficulties, delays or unanticipated costs in executing the Company’s business strategy, which could affect the Company’s ability to achieve its objectives as set forth in clause (iv) above, such as (a) less than effective product development, less than expected growth of the Revlon or Almay brands and/or in women’s hair color, beauty tools and/or anti-perspirants and deodorants, such as due to less than expected acceptance of the Company’s new or existing products under these brands and lines by consumers and/or retail customers, less than expected acceptance of the Company’s advertising, promotion and/or marketing plans by the Company’s consumers and/or retail customers, disruptions, delays or difficulties in executing the Company’s business strategy or less than expected investment in brand support or greater than expected competitive investment; (b) difficulties, delays or the inability to improve the execution of its strategies and plans and/or build organizational capability, recruit and retain skilled people, provide employees with opportunities to develop professionally, provide employees who have demonstrated capability with new and expanded responsibilities or roles and/or reward the Company’s employees for success; (c) difficulties, delays or unanticipated costs in connection with the Company’s plans to strengthen its international business further, such as due to higher than anticipated levels of investment required to support and build the Company’s brands globally or less than anticipated results from the Company’s national and multi-national brands; (d) difficulties, delays or unanticipated costs in connection with the Company’s plans to improve its operating profit margins and cash flow over time, such as difficulties, delays or the inability to take actions intended to improve sales returns, cost of goods sold, general and administrative expenses, in working capital management and/or sales growth; and/or (e) difficulties, delays or unanticipated costs in, or the Company’s inability to

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

improve its capital structure and/or consummate transactions to reduce and refinance its debt, including difficulties, delays, higher than expected costs (including interest rates) or the inability to refinance the remaining balance of the 8 5/8% Senior Subordinated Notes, in whole or in part, prior to maturity on February 1, 2008;

(v)	difficulties, delays or the Company’s inability to build and leverage its established brands, particularly its Revlon brand, including by less than expected growth of the Revlon brand, less than expected acceptance of the Company’s creative and brand marketing plans by the Company’s consumers and/or retail customers, less than effective research and development and/or new product development, and/or less than expected acceptance of the Company’s new or existing products under the Revlon brand by consumers and/or retail customers;

(vi)	difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company’s restructuring activities, such as less than anticipated on-going annualized savings from the 2007 Programs and the risk that the 2006 Programs and/or the 2007 Programs may not satisfy the Company’s objectives as set forth in clause (vi) above;

(vii)	lower than expected operating revenues, cash on hand and/or funds available under the 2006 Credit Agreements, the 2004 Consolidated MacAndrews & Forbes Line of Credit and/or other permitted lines of credit or higher than anticipated operating expenses, such as referred to in clause (ix) below;

(viii)	the unavailability of funds under Products Corporation’s 2006 Credit Agreements, the 2004 Consolidated MacAndrews & Forbes Line of Credit or other permitted lines of credit, or from restructuring indebtedness, selling assets or operations, capital contributions or loans from MacAndrews & Forbes, Revlon, Inc. or the Company’s other affiliates and/or third parties and/or the sale of additional debt securities of Products Corporation;

(ix)	higher than expected operating expenses, sales returns, working capital expenses, wall display costs, capital expenditures, restructuring costs, executive severance not otherwise included in the Company’s restructuring programs, debt service payments, regularly scheduled cash pension plan contributions and/or post-retirement benefit plan contributions;

(x)	interest rate or foreign exchange rate changes affecting the Company and its market-risk sensitive financial instruments, including less than anticipated benefits or other unanticipated effects of the floating-to-fixed interest rate swap transaction the Products Corporation entered into in September 2007 or difficulties, delays or the inability of the counterparty to perform the transaction;

(xi)	unanticipated effects of the Company’s adoption of certain new accounting standards; and

(xii)	difficulties, delays or the inability of the Company to efficiently manage its cash and working capital.

Factors other than those listed above could also cause the Company’s results to differ materially from expected results. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Website Availability of Reports and Other Corporate Governance Information

Revlon, Inc., which owns 100% of the Company’s common stock maintains a comprehensive corporate governance program, including Corporate Governance Guidelines for Revlon, Inc.’s Board of Directors, Revlon, Inc.’s Board Guidelines for Assessing Director Independence and charters for Revlon, Inc.’s Audit Committee, Nominating and Corporate Governance Committee and Compensation and Stock Plan Committee. Revlon, Inc. maintains a corporate investor relations website, www.revloninc.com, where stockholders and other interested persons may review, without charge, among other things, Revlon, Inc.’s corporate governance materials and certain SEC filings (such as Revlon, Inc.’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, annual reports, Section 16 reports reflecting certain changes in the stock ownership of Revlon, Inc.’s directors and Section 16 officers, and certain other documents filed with the SEC), each of which are generally available on the same business day as the filing date with the SEC on the SEC’s website http://www.sec.gov, as well as on Revlon, Inc.’s website http://www.revloninc.com. In addition, under the section of Revlon, Inc.’s website entitled, ‘‘Corporate Governance,’’ Revlon, Inc. posts printable copies of the latest versions of its Corporate Governance Guidelines, Board Guidelines for Assessing Director Independence, charters for Revlon, Inc.’s Audit Committee, Nominating and Corporate Governance Committee and Compensation and Stock Plan Committee, as well as Revlon, Inc.’s and the Company’s Code of Business Conduct, which includes Revlon, Inc.’s and the Company’s Code of Ethics for Senior Financial Officers and the Audit Committee Pre-Approval Policy, each of which the Company will provide in print, without charge, upon written request to Robert K. Kretzman, Executive Vice President and Chief Legal Officer, Revlon, Inc., 237 Park Avenue, New York, NY 10017. The business and financial materials and any other statement or disclosure on, or made available through, the websites referenced herein shall not be deemed incorporated by reference into this report.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1A.    Risk Factors

In addition to the other information set forth in this report, when evaluating the Company’s business, investors should carefully consider the risk factors discussed in Part I, ‘‘Item 1A. Risk Factors’’ in Products Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 13, 2007.

Item 6.    Exhibits

*31.1	Certification of David L. Kennedy, Chief Executive Officer, dated November 6, 2007, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Alan T. Ennis, Chief Financial Officer, dated November 6, 2007, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1 (furnished herewith)	Certification of David L. Kennedy, Chief Executive Officer, dated November 6, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (furnished herewith)	Certification of Alan T. Ennis, Chief Financial Officer, dated November 6, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2007

REVLON CONSUMER PRODUCTS CORPORATION

Registrant

By: /s/ Alan T. Ennis	By: /s/ Edward A. Mammone
Alan T. Ennis Executive Vice President and Chief Financial Officer	Edward A. Mammone Senior Vice President, Corporate Controller and Chief Accounting Officer