Form 10-K
period 2007-12-31
REVLON CONSUMER PRODUCTS CORP
filed 2008-03-05
CIK 890547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The aggregate market value of the voting stock held by non-affiliates of the registrant is not applicable as there is no public market therefor. As of December 31, 2007, the registrant had 5,260 outstanding shares of common stock, all of which are held by one affiliate, Revlon, Inc.

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K as, among other things, all of the registrant’s equity securities are owned directly by Revlon, Inc., which is a reporting company under the Securities Exchange Act of 1934 and which has filed with the SEC on March 5, 2008 all of the material required to be filed pursuant to Section 13, 14 or 15(d) thereof and the registrant is therefore filing this Form 10-K with a reduced disclosure format, which omits the information otherwise required by Items 4, 10, 11, 12 and 13 as permitted under General Instruction I(2)(c) of Form 10-K.

Revlon Consumer Products Corporation and Subsidiaries

Form 10-K

For the Year Ended December 31, 2007

		Page
PART I
Item 1.	Business	2
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	22
Item 2.	Properties	22
Item 3.	Legal Proceedings	23
Item 4.	Submission of Matters to a Vote of Security Holders (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K	23
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
Item 6.	Selected Financial Data	24
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 8.	Financial Statements and Supplementary Data	49
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	49
Item 9A.	Controls and Procedures	49
Item 9B.	Other Information	50
PART III
Item 10.	Directors, Executive Officers and Corporate Governance (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)	55
Item 11.	Executive Compensation (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)	55
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)	55
Item 13.	Certain Relationships and Related Transactions and Director Independence (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)	55
Item 14.	Principal Accountant Fees and Services	55
PART IV
Item 15.	Exhibits and Financial Statement Schedules	57
	Index to Consolidated Financial Statements and Schedules	F-1
	Report of Independent Registered Public Accounting Firm (Consolidated Financial Statements)	F-2
	Financial Statements	F-3
	Financial Statement Schedule	F-53
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

The Company operates in a single segment and manufactures, markets and sells an extensive array of cosmetics, women’s hair color, beauty tools, fragrances, skincare, anti-perspirants/deodorants and personal care products. The Company is one of the world’s leading cosmetics companies in the mass retail channel (as hereinafter defined). The Company believes that its global brand name recognition, product quality and marketing experience have enabled it to create one of the strongest consumer brand franchises in the world.

The Company’s products are sold worldwide and marketed under such brand names as Revlon, including the Revlon ColorStay, Revlon Super Lustrous and Revlon Age Defying franchises, as well as the Almay brand, including the Almay Intense i-Color and Almay Smart Shade franchises, in cosmetics; Revlon Colorsilk in women’s hair color; Revlon in beauty tools; Charlie and Jean Naté in fragrances; Ultima II and Gatineau in skincare; and Mitchum and Bozzano in personal care products.

The Company’s principal customers include large mass volume retailers, chain drug and food stores (collectively, the ‘‘mass retail channel’’) in the U.S., as well as certain department stores and other specialty stores, such as perfumeries, outside the U.S. The Company also sells beauty products to U.S. military exchanges and commissaries and has a licensing business pursuant to which the Company licenses certain of its key brand names to third parties for complimentary beauty-related products and accessories.

The Company was founded by Charles Revson, who revolutionized the cosmetics industry by introducing nail enamels matched to lipsticks in fashion colors over 75 years ago. Today, the Company has leading market positions in a number of its principal product categories in the U.S. mass retail channel, including color cosmetics (face, lip, eye and nail categories), women’s hair color, beauty tools and anti-perspirants/deodorants. The Company also has leading market positions in several product categories in certain foreign countries, including Australia, Canada and South Africa. The Company’s products are sold throughout the world.

The Company’s Business Strategy

The Company’s business strategy includes:

•	Building and leveraging our strong brands. We are building and leveraging our brands, particularly the Revlon brand, across the categories in which we compete. In addition to Revlon and Almay brand color cosmetics, we are seeking to drive growth in other beauty care categories, including women’s hair color, beauty tools and anti-perspirants/deodorants. We are implementing this strategy by developing and sustaining an innovative pipeline of new products and managing our product portfolio with the objective of profitable net sales growth over time. We will: 1) fully utilize our creative, marketing and research and development capabilities; 2) reinforce clear, consistent brand positioning through effective, innovative advertising and promotion; and 3) work with our retail customers to continue to increase the effectiveness of our in-store marketing, promotion and display walls across categories in which we compete. We took several steps in furtherance of this objective including:

•	In 2007, we instituted a rigorous process for the continuous development and evaluation of new product concepts, improved our new product commercialization process and created a comprehensive, long-term portfolio strategy.

•	Within our Revlon and Almay marketing organizations in the U.S., during 2007 we implemented an integrated organizational structure to accelerate new product development, produce effective creative and provide clear lines of communication, responsibility and accountability.

•	In 2007, we launched and supported with advertising and promotions a number of new products, including Revlon Limited Edition Collection, Revlon Luxurious Color eyeliner, Revlon 3D Extreme mascara, Revlon Renewist lipcolor, Revlon Age Defying makeup primer, Almay Pure Blends mineral makeup, Almay Smart Shade line extensions (blush and bronzer), Almay Hydracolor lipstick and Mitchum Smart Solid anti-perspirant/deodorant. We also signed Jessica Alba and Beau Garrett as spokesmodels for the Revlon brand.

•	For 2008, we are launching an extensive lineup of Revlon and Almay color cosmetics, which includes differentiated and unique offerings for the mass retail channel, innovations in products and packaging, new technologies and extensions within the Revlon and Almay franchises. We are supporting these new products with advertising and promotions using our spokesmodels.

–	Our first half 2008 Revlon color cosmetics introductions include Revlon ColorStay minerals collection, Revlon Custom Creations foundation, Revlon Limited Edition Collection, Almay TLC Truly Lasting Color foundation, Almay Intense i-Color ‘‘Bring Out’’ and ‘‘Play Up’’ collections and Almay makeup removers.

–	In the second half of 2008, we will offer additional and significant new products and innovations within the Revlon and Almay portfolios.

•	Improving the execution of our strategies and plans and providing for continued improvement in our organizational capability through enabling and developing our employees. We are continuing to build our organizational capability primarily through a focus on recruitment and retention of skilled people, providing opportunities for professional development, as well as new and expanded responsibilities and roles for employees who have demonstrated capability and rewarding our employees for success. We have taken several steps in furtherance of this objective including:

•	During 2006 and 2007, we streamlined our organizational structure and created expanded roles and responsibilities for key, capable individuals throughout the organization, and made key promotions within our marketing, finance, operations, customer business development, legal and human resources groups. We have also recruited a number of highly capable and skilled executives and professionals across various functions.

•	We have strengthened our U.S. marketing and sales organization with the creation of our U.S. region and by recruiting talented and experienced executives within marketing, product development and sales.

•	We have created new incentive rewards programs, including restricted stock grants for a broad group of key contributors who will be important in executing our strategies and in contributing to the achievement of our goal of achieving long-term, profitable growth.

•	We have implemented a simple, well-structured approach to global succession planning for key positions.

•	Continuing to strengthen our international business. We are continuing to strengthen our international business through the following key strategies:

•	Focusing on the Revlon brand and our other strong national and multi-national brands in key countries;

•	Leveraging our Revlon and Almay brand marketing worldwide;

•	Adapting our product portfolio to local consumer preferences and trends;

•	Structuring the most effective business model in each country; and

•	Strategically allocating resources and controlling costs.

•	Improving our operating profit margins and cash flow. We are capitalizing on opportunities to improve our operating profit margins and cash flow over time, including reducing sales returns, costs of goods sold and general and administrative expenses and improving working capital management (in each case as a percentage of net sales), and we continue to focus on improving net sales growth. We have taken several steps in furtherance of this objective including:

•	We implemented several restructuring actions during 2006 and 2007 intended to reduce ongoing costs and increase operating profit margins. As a result of these actions, we reduced our cost base by approximately $55 million from previous levels.

–	In 2006, we implemented a series of organizational realignments and streamlining actions involving the consolidation of certain functions within our sales, marketing and creative groups, and certain headquarter functions; reducing layers of management; eliminating certain executive positions; and consolidating various facilities. This new structure streamlined internal processes and has enabled more effective innovation and creativity, while fostering more efficient decision-making and appropriately aligning this decision-making with accountability and has led to improvements in our operational effectiveness and enabled us to be more effective and efficient in meeting the needs of our consumers and retail customers (the ‘‘2006 Programs’’).

–	In 2007, we implemented several restructuring plans designed to reduce costs and improve our operating profit margins, including the consolidation of facilities and certain functions, principally the closure of our facility in Irvington, New Jersey, which was completed in June 2007, and personnel reductions within our Information Management function and a reduction of our sales force in Canada (the ‘‘2007 Programs’’).

•	We are selectively reducing certain product promotions in the U.S. and Canada leading to lower rates of product returns and an improvement in our operating profit margins.

•	Our cash flow from operations has improved significantly in 2007 compared to prior years.

•	Continuing to improve our capital structure. We are benefiting from opportunities to reduce and refinance our debt. We have taken several steps in furtherance of this objective, including:

•	March 2006 $110 Million Rights Offering: In the first quarter of 2006, Revlon, Inc. completed a $110 million rights offering, including the related private placement to MacAndrews & Forbes (together the ‘‘$110 Million Rights Offering’’), of Revlon, Inc.’s Class A Common Stock (as hereinafter defined) and used the proceeds, together with available cash, to redeem approximately $109.7 million in aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes (as hereinafter defined).

•	Refinancing of Bank Credit Agreement: In December 2006, Products Corporation refinanced its 2004 Credit Agreement (as hereinafter defined), reducing interest rates and extending the maturity dates for Products Corporation’s bank credit facilities from July 2009 to January 2012 in the case of the revolving credit facility and from July 2010 to January 2012 in the case of the term loan facility. As part of this refinancing, Products Corporation entered into a five-year, $840 million term loan facility (the ‘‘2006 Term Loan Facility’’), replacing the $800 million term loan under Products Corporation’s 2004 Credit Agreement. Products Corporation also amended its existing $160 million multi-currency revolving credit facility under its 2004 Credit Agreement and extended its maturity through the same five-year period (the ‘‘2006 Revolving Credit Facility’’ and, together with the 2006 Term Loan Facility, the ‘‘2006 Credit Facilities’’, with the agreements governing the 2006 Credit Facilities being the ‘‘2006 Term Loan Agreement’’, the ‘‘2006 Revolving Credit Agreement’’, and together the ‘‘2006 Credit Agreements’’). In September 2007, we entered into an interest rate swap transaction with Citibank, N.A. acting as the counterparty, which effectively fixed the

LIBOR portion of the interest rate on $150.0 million notional amount of outstanding indebtedness under the 2006 Term Loan Facility at 4.692% through September 17, 2009. (See ‘‘Financial Condition, Liquidity and Capital Resources — Credit Agreement Refinancing’’ and ‘‘Financial Condition, Liquidity and Capital Resources — Interest Rate Swap Transaction’’).

•	January 2007 $100 Million Rights Offering: In January 2007, Revlon, Inc. completed a $100 million rights offering of Revlon, Inc.’s Class A Common Stock (including the related private placement to MacAndrews & Forbes, the ‘‘$100 Million Rights Offering’’) and used the proceeds to redeem $50.0 million in aggregate principal amount of the 8 5/8% Senior Subordinated Notes, the balance of which was repaid in full on February 1, 2008 (See ‘‘Recent Developments’’), and to repay approximately $43.3 million of indebtedness outstanding under Products Corporation’s 2006 Revolving Credit Facility, without any permanent reduction of that commitment, after paying approximately $1.1 million of fees and expenses incurred in connection with such rights offering, with approximately $5.0 million of the remaining net proceeds being available for general corporate purposes.

•	$170 Million Senior Subordinated Term Loan: In December 2007, Revlon, Inc. announced that MacAndrews & Forbes, Revlon’s majority stockholder, had agreed to provide Products Corporation with a $170 million Senior Subordinated Term Loan, the proceeds of which Products Corporation used on February 1, 2008 to repay in full the $167.4 million remaining aggregate principal amount of Product Corporation’s 8 5/8% Senior Subordinated Notes, which matured on such date. (See ‘‘Recent Developments’’).

Recent Developments

On January 30, 2008, Products Corporation entered into its previously-announced $170 million Senior Subordinated Term Loan Agreement with MacAndrews & Forbes (the ‘‘MacAndrews & Forbes Senior Subordinated Term Loan Agreement’’). On February 1, 2008, Products Corporation used the proceeds of the MacAndrews & Forbes Senior Subordinated Term Loan to repay in full the approximately $167.4 million remaining aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes, which matured on February 1, 2008 (the ‘‘8 5/8% Senior Subordinated Notes’’), and to pay certain related fees and expenses, including the payment to MacAndrews & Forbes of a facility fee of $2.55 million (or 1.5% of the total aggregate principal amount of such loan) upon MacAndrews & Forbes funding such loan. In connection with such repayment, Products Corporation also used cash on hand to pay approximately $7.2 million of accrued and unpaid interest due on the 8 5/8% Senior Subordinated Notes up to, but not including, the February 1, 2008 maturity date.

The MacAndrews & Forbes Senior Subordinated Term Loan bears interest at an annual rate of 11%, which is payable in arrears in cash on March 31, June 30, September 30 and December 31 of each year, commencing on March 31, 2008. The MacAndrews & Forbes Senior Subordinated Term Loan matures on August 1, 2009, provided that Products Corporation may, at its option, prepay such loan, in whole or in part (together with accrued and unpaid interest), at any time prior to maturity without premium or penalty.

The MacAndrews & Forbes Senior Subordinated Term Loan Agreement is an unsecured obligation of Products Corporation and, pursuant to subordination provisions that are generally incorporated from the indenture which governed the 8 5/8% Senior Subordinated Notes prior to their repayment, is subordinated in right of payment to all existing and future senior debt of Products Corporation, currently including indebtedness under (i) Products Corporation’s 2006 Credit Agreements, and (ii) Products Corporation’s 9½% Senior Notes (as hereinafter defined). The MacAndrews & Forbes Senior Subordinated Term Loan Agreement has the right to payment equal in right of payment with any present and future senior subordinated indebtedness of Products Corporation.

The MacAndrews & Forbes Senior Subordinated Term Loan Agreement contains covenants (other than the subordination provisions discussed above) that are generally incorporated from the indenture governing Products Corporation’s 9½% Senior Notes due April 1, 2011 (the ‘‘9½% Senior Notes’’), including covenants that limit the ability of Products Corporation and its subsidiaries to, among other things, incur additional indebtedness, pay dividends on or redeem or repurchase stock, engage in certain asset sales, make certain types of investments and other restricted payments, engage in certain transactions with affiliates, restrict dividends or payments from subsidiaries and create liens on their assets. All of these limitations and prohibitions, however, are subject to a number of important qualifications and exceptions.

The MacAndrews & Forbes Senior Subordinated Term Loan Agreement includes a cross acceleration provision, which is substantially the same as that in Products Corporation’s 9½% Senior Notes that provides that it shall be an event of default under the MacAndrews & Forbes Senior Subordinated Term Loan Agreement if any debt (as defined in such agreement) of Products Corporation or any of its significant subsidiaries (as defined in such agreement) is not paid within any applicable grace period after final maturity or is accelerated by the holders of such debt because of a default and the total principal amount of the portion of such debt that is unpaid or accelerated exceeds $25.0 million and such default continues for 10 days after notice from MacAndrews & Forbes. If any such event of default occurs, MacAndrews & Forbes may declare the MacAndrews & Forbes Senior Subordinated Term Loan to be due and payable immediately.

The MacAndrews & Forbes Senior Subordinated Term Loan Agreement also contains other customary events of default for loan agreements of such type, including, subject to applicable grace periods, nonpayment of any principal or interest when due under the MacAndrews & Forbes Senior Subordinated Term Loan Agreement, non-compliance with any of the material covenants in the MacAndrews & Forbes Senior Subordinated Term Loan Agreement, any representation or warranty being incorrect, false or misleading in any material respect, or the occurrence of certain bankruptcy, insolvency or similar proceedings by or against Products Corporation or any of its significant subsidiaries.

Upon any change of control (as defined in the MacAndrews & Forbes Senior Subordinated Term Loan Agreement), Products Corporation is required to repay the MacAndrews & Forbes Senior Subordinated Term Loan in full, after fulfilling an offer to repay Products Corporation’s 9½% Senior Notes and to the extent permitted by Products Corporation’s 2006 Credit Agreements.

In connection with the closing of the MacAndrews & Forbes Senior Subordinated Term Loan, Revlon, Inc. and MacAndrews & Forbes entered into a letter agreement in January 2008, pursuant to which Revlon, Inc. agreed that, if Revlon, Inc. conducts any equity offering before the full payment of the MacAndrews & Forbes Senior Subordinated Term Loan, and if MacAndrews & Forbes and/or its affiliates elects to participate in any such offering, MacAndrews & Forbes and/or its affiliates may pay for any shares it acquires in such offering either in cash or by tendering debt valued at its face amount under the MacAndrews & Forbes Senior Subordinated Term Loan Agreement, including any accrued but unpaid interest, on a dollar for dollar basis, or in any combination of cash and such debt. Revlon, Inc. is under no obligation to conduct an equity offering and MacAndrews & Forbes and its affiliates are under no obligation to subscribe for shares should Revlon elect to conduct an equity offering.

In accordance with SFAS No. 6, ‘‘Classification of Short-Term Obligations Expected to be Refinanced,’’ the approximately $167.4 million aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes that remained outstanding as of December 31, 2007 has been classified as long-term due to the entering into of the MacAndrews & Forbes Senior Subordinated Term Loan on January 30, 2008.

Products

Revlon, Inc. conducts business exclusively through Products Corporation. The Company manufactures and markets a variety of products worldwide. The following table sets forth the Company’s principal brands.

COSMETICS	HAIR	BEAUTY TOOLS	FRAGRANCE	ANTI- PERSPIRANTS/ DEODORANTS	SKINCARE
Revlon	Revlon Colorsilk	Revlon	Charlie	Mitchum	Gatineau
Almay	Bozzano		Jean Naté	Almay	Ultima II

Cosmetics — Revlon:    The Company sells a broad range of cosmetics under its flagship Revlon brand designed to fulfill consumer needs, principally priced in the upper range of the mass retail channel, including face, lip, eye and nail products. Certain of the Company’s products incorporate patented, patent-pending or proprietary technology. (See ‘‘New Product Development and Research and Development’’).

The Company sells face makeup, including foundation, powder, blush and concealers, under the Revlon brand name. Revlon Age Defying, which is targeted for women in the over-35 age bracket, incorporates the Company’s patented Botafirm ingredients to help reduce the appearance of lines and wrinkles. The Company also markets a complete range of Revlon ColorStay long-wearing liquid and powder face makeup with patented SoftFlex technology for enhanced comfort. The Revlon ColorStay mineral collection includes loose powder foundation, as well as baked blush and bronzer. The Revlon Limited Edition Collection, focusing on unique styles and expressive looks, offers liquid and powder blush.

The Company markets several different lines of Revlon lip makeup, including lipstick, lip gloss and lip liner, under several Revlon brand names. Super Lustrous is the Company’s flagship wax-based lipcolor, offered in a wide variety of shades of lipstick and lipgloss, and has LiquiSilk technology designed to boost moisturization using silk dispersed in emollients. ColorStay Soft & Smooth, with patent pending lip technology, offers long-wearing benefits while enhancing comfort with SoftFlex technology, while ColorStay Overtime lipcolor and ColorStay Overtime Sheer use patented transfer resistant technology. Revlon Renewist lipcolor uses a patented Procollagen moisture core to boost lip moisture. The Revlon Limited Edition Collection, focusing on current trends, offers lip color, lip gloss, lip stain and lip topping.

The Company’s eye makeup products include mascaras, eyeliners and eye shadows, under several Revlon brand names. In mascaras, key franchises include Fabulash, which uses a patented lash perfecting brush for fuller lashes, as well as Luxurious Lengths mascara which makes lashes appear longer. 3D Extreme mascara uses a unique bold impact brush to make lashes fuller, curvier and visibly longer. In eyeliners, Revlon Luxurious Color liner uses a smooth formula to provide rich, luxurious color. In eye shadow, Revlon ColorStay 12-Hour patented longwearing eyeshadow enables color to look fresh for 12 hours. ColorStay mineral eye shadow offers longwearing, baked mineral shadow trios that last up to 16 hours. The Revlon Limited Edition Collection, focusing on creating individual looks, includes eye shadow trios, liner/shadow duos, loose shadow compacts, liquid shadow, sheer shadow and powder liner.

The Company’s nail color and nail care lines include enamels, treatments and cuticle preparations. The Company’s flagship Revlon nail enamel uses a patented formula that provides consumers with improved wear, application, shine and gloss in a toluene-free, formaldehyde-free and phthalate-free formula. The Company’s Color Beam Sheer nail enamel comes in a unique array of shades and has multiple patents on its long-wearing formula. The Company also markets Revlon ColorStay patented nail enamel, including nail enamels which offer superior color and shine for 10 days with an exclusive ColorLock system. In addition, the Company sells Cutex nail enamel remover and nail care products in certain countries outside the U.S.

Cosmetics — Almay:    The Company’s Almay brand consists of hypo-allergenic, dermatologist-tested, fragrance-free cosmetics and skincare products. Almay products include face, eye and lip makeup and makeup removers.

Within the face category, with Almay Smart Shade patent-pending formulas for foundation, blush and bronzer, Almay consumers can find products that are designed to match their skin tones. Almay TLC Truly Lasting Color makeup is a longwearing foundation that nourishes and protects the skin for up to 16 hours of coverage. In eye makeup, Almay Intense i-Color includes the ‘‘Bring Out’’ and ‘‘Play Up’’ collections — providing ways to enhance and intensify eyes through color-coordinated shades of shadow, liner and mascara for each eye color. The Almay brand flagship Almay One Coat mascara franchise includes products for lash thickening, lengthening and the patented Triple Effect mascara for a more dramatic look. In the lip category, the Almay Ideal lip collection provides a complete lip look through coordinated shades of lipstick, liner and gloss. Almay eye makeup removers are offered in a range of pads and towlettes.

Hair:    The Company sells both haircare and haircolor products throughout the world. In haircolor, the Company markets brands, including the Revlon Colorsilk brand in women’s haircolor. In haircare, the Company sells the Flex and Aquamarine lines in many countries and the Bozzano and Juvena brands in Brazil.

Beauty Tools:    The Company sells Revlon Beauty Tools, which include nail and eye grooming tools, such as clippers, scissors, files, tweezers and eye lash curlers. Revlon Beauty Tools are sold individually and in sets under the Revlon brand name and for 2007 were the number one brand of beauty tools in the U.S. mass retail channel.

Fragrances:    The Company sells a selection of moderately-priced and premium-priced fragrances, including perfumes, eau de toilettes, colognes and body sprays. The Company’s portfolio includes fragrances such as Charlie and Ciara, as well as Jean Naté.

Anti-perspirants/deodorants:    In the area of anti-perspirants/deodorants, the Company markets Mitchum, Aquamarine and Hi & Dri anti-perspirant brands in many countries. The Company also markets hypo-allergenic personal care products, including anti-perspirants, under the Almay brand.

Skincare:    The Company’s skincare products, including moisturizers, are predominantly sold under the Eterna 27 brand. The Company also sells skincare products in international markets under internationally-recognized brand names and under various regional brands, including the Company’s premium-priced Gatineau brand, as well as Ultima II.

Marketing

The Company markets extensive consumer product lines principally priced in the upper range of the mass retail channel and certain other channels outside of the U.S.

The Company uses print, television and internet advertising, as well as point-of-sale merchandising, including displays and samples. The Company’s marketing emphasizes a uniform global image and product for its portfolio of core brands. The Company coordinates advertising campaigns with in-store promotional and other marketing activities. The Company develops jointly with retailers carefully tailored advertising, point-of-purchase and other focused marketing programs. The Company uses television advertising, print and internet advertising, as well as coupons and other trial incentives.

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

New Product Development and Research and Development

The Company believes that it is an industry leader in the development of innovative and technologically-advanced cosmetics and beauty products. The Company’s marketing and research and development groups identify consumer needs and shifts in consumer preferences in order to develop new products, tailor line extensions and promotions and redesign or reformulate existing products to satisfy such needs or preferences. The Company’s research and development group is comprised of departments specialized in the technologies critical to the Company’s various product categories. The Company has a cross-functional product development process, including a rigorous process for the continuous development and evaluation of new product concepts, formed in 2007 and led by senior executives in marketing, sales, product development, operations and finance, which has improved the Company’s new product commercialization process and created a comprehensive, long-term portfolio strategy. This new process is intended to optimize the Company’s ability to regularly bring to market its innovative new product offerings and to manage the Company’s product portfolio for profitable growth over time.

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

As of December 31, 2007, the Company employed approximately 160 people in its research and development activities, including specialists in pharmacology, toxicology, chemistry, microbiology, engineering, biology, dermatology and quality control. In 2007, 2006 and 2005, the Company spent $24.4 million, $24.4 million and $26.1 million, respectively, on research and development activities.

Manufacturing and Related Operations and Raw Materials

During 2007, the Company’s cosmetics and/or personal care products were produced at the Company’s facilities in North Carolina, Venezuela, France, South Africa and Mexico and at third-party facilities around the world.

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

Distribution

The Company’s products are sold in more than 100 countries across six continents. The Company’s worldwide sales forces had approximately 340 people as of December 31, 2007. In addition, the Company utilizes sales representatives and independent distributors to serve certain markets and related distribution channels.

United States.    Net sales in the U.S. accounted for approximately 57% of the Company’s 2007 net sales, a majority of which were made in the mass retail channel. The Company also sells a broad range of consumer products to U.S. Government military exchanges and commissaries. The Company licenses its trademarks to select manufacturers for complimentary beauty-related products and accessories that the Company believes have the potential to extend the Company’s brand names and image. As of December 31, 2007, 11 licenses were in effect relating to 17 product categories, which are marketed principally in the mass retail channel. Pursuant to such licenses, the Company retains strict control over product design and development, product quality, advertising and the use of its trademarks. These licensing arrangements offer opportunities for the Company to generate revenues and cash flow through royalties and renewal fees, some of which have been prepaid.

As part of the Company’s strategy to increase the retail consumption of its products, the Company’s retail merchandisers stock and maintain the Company’s point-of-sale wall displays intended to ensure that high-selling SKUs are in stock and to ensure the optimal presentation of the Company’s products in retail outlets.

International.    Net sales outside the U.S. accounted for approximately 43% of the Company’s 2007 net sales. The five largest countries in terms of these sales were South Africa, Australia, Canada, U.K and Brazil, which together accounted for approximately 23% of the Company’s 2007 net sales. The Company distributes its products through drug stores and chemist shops, hypermarkets, mass volume retailers, general merchandise stores, department stores and specialty stores such as perfumeries outside the U.S. At December 31, 2007, the Company actively sold its products through wholly-owned subsidiaries established in 15 countries outside of the U.S. and through a large number of distributors and licensees elsewhere around the world.

Customers

The Company’s principal customers include large mass volume retailers and chain drug stores, including such well-known retailers as Wal-Mart, Target, Kmart, Walgreens, Rite Aid, CVS and Longs in the U.S., Shoppers DrugMart in Canada, A.S. Watson & Co. retail chains in Asia Pacific and Europe, and Boots in the United Kingdom. Wal-Mart and its affiliates worldwide accounted for approximately 24% of the Company’s 2007 net sales. As is customary in the consumer products industry, none of the Company’s customers is under an obligation to continue purchasing products from the Company in the future. The Company expects that Wal-Mart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company’s net sales. (See Item 1A. Risk Factors — ‘‘The Company depends on a limited number of customers for a large portion of its net sales and the loss of one or more of these customers could reduce the Company’s net sales and have a material adverse affect on the Company’s business, financial condition and/or results of operations’’).

Competition

The consumer products business is highly competitive. The Company competes primarily on the basis of:

•	developing quality products with innovative performance features, shades, finishes and packaging;

•	educating consumers on the Company’s product benefits;

•	anticipating and responding to changing consumer demands in a timely manner, including the timing of new product introductions and line extensions;

•	offering attractively priced products relative to the product benefits provided;

•	maintaining favorable brand recognition;

•	generating competitive margins and inventory turns for its retail customers by providing relevant products and executing effective pricing, incentive and promotion programs;

•	ensuring product availability through effective planning and replenishment collaboration with retailers;

•	providing strong and effective advertising, marketing, promotion and merchandising support;

•	maintaining an effective sales force; and

•	obtaining sufficient retail floor space, optimal in-store positioning and effective presentation of its products at retail.

The Company competes in selected product categories against a number of multi-national manufacturers. In addition to products sold in the mass retail channel and demonstrator-assisted channels, the Company’s products also compete with similar products sold in prestige and department stores, television shopping, door-to-door, specialty stores, the internet, perfumeries and other distribution outlets. The Company’s principal competitors include L’Oréal S.A., The Procter & Gamble Company, Avon Products, Inc. and The Estée Lauder Companies Inc. (See Item 1A. Risk Factors — ‘‘Competition in the consumer products business could materially adversely affect the Company’s net sales and its share of the mass retail channel and could have an adverse affect on the Company’s business, financial condition and/or results of operations’’).

Patents, Trademarks and Proprietary Technology

The Company’s major trademarks are registered in the U.S. and in well over 100 other countries, and the Company considers trademark protection to be very important to its business. Significant trademarks include Revlon, ColorStay, Revlon Age Defying makeup with Botafirm, Super Lustrous, Almay, Smart Shade, Mitchum, Charlie, Jean Naté, Revlon Colorsilk, Eterna 27 and, outside the U.S., Bozzano, Cutex, Gatineau and Ultima II. The Company regularly renews its trademark registrations in the ordinary course of business.

The Company utilizes certain proprietary, patent-pending or patented technologies in the formulation, packaging or manufacture of a number of the Company’s products, including, among others, Revlon ColorStay cosmetics, including Revlon ColorStay Soft & Smooth and Revlon ColorStay mineral collection; Revlon Age Defying foundation and cosmetics; Revlon Renewist lipcolor; Fabulash mascara; 3D Extreme mascara; classic Revlon nail enamel; Almay Smart Shade makeup; Almay Ideal lipstick, liner and lip gloss; Almay One Coat cosmetics; Almay Triple Effect mascara; and Mitchum Cool Dry anti-perspirant The Company also protects certain of its packaging and component concepts through design patents. The Company considers its proprietary technology and patent protection to be important to its business.

The Company files patents on a continuing basis in the ordinary course of business on certain of the Company’s new technologies. Patents in the U.S. are effective for up to 20 years and international patents are generally effective for up to 20 years. The patents that the Company currently has in place expire at various times between 2008 and 2028 and the Company expects to continue to file patent applications on certain of its technologies in the ordinary course of business in the future.

Government Regulation

The Company is subject to regulation by the Federal Trade Commission (the ‘‘FTC’’) and the Food and Drug Administration (the ‘‘FDA’’) in the U.S., as well as various other federal, state, local and foreign regulatory authorities, including the European Commission in the European Union (‘‘EU’’). The Company’s Oxford, North Carolina manufacturing facility is registered with the FDA as a drug manufacturing establishment, permitting the manufacture of cosmetics that contain over-the-counter drug ingredients, such as sunscreens and anti-perspirants. Compliance with federal, state, local and foreign laws and regulations pertaining to discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, a material effect on the Company’s capital expenditures, earnings or competitive position. State and local regulations in the U.S. and regulations in the EU that are designed to protect consumers or the environment have an increasing influence on the Company’s product claims, ingredients and packaging.

Industry Segments, Foreign and Domestic Operations

The Company operates in a single segment. Certain geographic, financial and other information of the Company is set forth in the Consolidated Statements of Operations and Note 17 ‘‘Geographic, Financial and Other Information’’ to the Consolidated Financial Statements of the Company.

Employees

As of December 31, 2007, the Company employed approximately 5,600 people. As of December 31, 2007, approximately 20 of such employees in the U.S. were covered by collective bargaining agreements. The Company believes that its employee relations are satisfactory. Although the Company has experienced minor work stoppages of limited duration in the past in the ordinary course of business, such work stoppages have not had a material effect on the Company’s results of operations or financial condition.

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

Revlon, Inc. is a holding company with no business operations of its own and is dependent on its subsidiaries to pay certain expenses and dividends. In addition, shares of the capital stock of Products Corporation, Revlon, Inc.’s wholly-owned operating subsidiary, are pledged by Revlon, Inc. to secure its obligations under the 2006 Credit Agreements.

Revlon, Inc. is a holding company with no business operations of its own. Revlon, Inc.’s only material asset is all of the outstanding capital stock of Products Corporation, Revlon, Inc.’s wholly-owned operating subsidiary, through which Revlon, Inc. conducts its business operations. As such, Revlon, Inc.’s net (loss) income has historically consisted predominantly of its equity in the net (loss) income of Products Corporation, which for 2007, 2006 and 2005 was approximately $(9.0) million, $(244.5) million and $(77.8) million, respectively, which excluded approximately $7.0 million, $6.6 million and $7.6 million, respectively, in expenses primarily related to Revlon, Inc. being a public holding company. Revlon, Inc. is dependent on the earnings and cash flow of, and dividends and distributions from, Products Corporation to pay Revlon, Inc.’s expenses incidental to being a public holding company. Products Corporation may not generate sufficient cash flow to pay dividends or distribute funds to Revlon, Inc. because, for example, Products Corporation may not generate sufficient cash or net income; state laws may restrict or prohibit Products Corporation from issuing dividends or making distributions unless Products Corporation has sufficient surplus or net profits, which Products Corporation may not have; or because contractual restrictions, including negative covenants contained in Products Corporation’s various debt instruments, may prohibit or limit such dividends or distributions.

The terms of the 2006 Credit Agreements, the MacAndrews & Forbes Senior Subordinated Term Loan Agreement and the indenture governing Products Corporation’s outstanding 9½% Senior Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to make certain payments and pay expenses incidental to being a public holding company.

All of the shares of the capital stock of Products Corporation held by Revlon, Inc. are pledged to secure Revlon, Inc.’s guarantee of Products Corporation’s obligations under the 2006 Credit Agreements. A foreclosure upon the shares of Products Corporation’s common stock would result in Revlon, Inc. no longer holding its only material asset and would have a material adverse effect on the holders of Revlon, Inc.’s Common Stock and would be a change of control under Products Corporation’s other debt instruments.

Products Corporation’s substantial indebtedness could adversely affect the Company’s operations and flexibility and Products Corporation’s ability to service its debt.

Products Corporation has a substantial amount of outstanding indebtedness. As of December 31, 2007, the Company’s total indebtedness was $1,441.0 million, primarily including $167.4 million aggregate principal amount outstanding of Products Corporation’s 8 5/8% Senior Subordinated Notes (the outstanding balance of which was repaid in full on February 1, 2008 — See ‘‘Recent Developments’’), $387.5 million aggregate principal amount outstanding of Products Corporation’s 9½% Senior Notes, $840.0 million aggregate principal amount outstanding under the 2006 Term Loan Facility, and $43.5 million aggregate principal amount outstanding under the 2006 Revolving Credit Facility. In connection with the refinancing of the 8 5/8% Senior Subordinated Notes, as of February 1, 2008, Products Corporation had $170 million of aggregate principal amount outstanding under the MacAndrews & Forbes Senior Subordinated Term Loan, which amount was used to repay the $167.4 million aggregate principal amount outstanding under the 8 5/8% Senior Subordinated Notes and to pay certain transaction fees and expenses. The Company has a history of net losses and, in addition, if it is unable to achieve sustained profitability in future periods, it could adversely affect the Company’s operations and Products Corporation’s ability to service its debt.

The Company is subject to the risks normally associated with substantial indebtedness, including the risk that the Company’s operating revenues will be insufficient to meet required payments of principal and interest, and the risk that Products Corporation will be unable to refinance existing indebtedness when it becomes due or that the terms of any such refinancing will be less favorable than the current terms of such indebtedness. Products Corporation’s substantial indebtedness could also:

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

Although agreements governing Products Corporation’s indebtedness, including the indenture governing Products Corporation’s outstanding 9½% Senior Notes, the 2006 Credit Agreements and the MacAndrews & Forbes Senior Subordinated Term Loan Agreement, limit Products Corporation’s ability to borrow additional money and under certain circumstances Products Corporation is allowed to borrow a significant amount of additional money, some of which, in certain circumstances and subject to certain limitations, could be secured indebtedness.

Products Corporation’s ability to pay the principal of its indebtedness depends on many factors.

The MacAndrews & Forbes Senior Subordinated Term Loan expires in August 2009, the 9½% Senior Notes mature in April 2011 and the 2006 Credit Agreements mature in January 2012. Products Corporation currently anticipates that, in order to pay the principal amount of its outstanding indebtedness upon the occurrence of any event of default, to repurchase its 9½% Senior Notes if a change of control occurs or in the event that Products Corporation’s cash flows from operations are insufficient to allow it to pay the principal amount of its indebtedness at maturity, the Company may be required to refinance Products Corporation’s indebtedness, seek to sell assets or operations, seek to sell additional debt securities of Products Corporation or seek additional capital contributions or loans from MacAndrews & Forbes, Revlon, Inc. or from the Company’s other affiliates or third parties. Revlon, Inc. is a public holding company and has no business operations of its own, and Revlon, Inc.’s only material asset is the capital stock of Products Corporation. None of the Company’s affiliates are required to make any capital contributions, loans or other payments to Products Corporation regarding its obligations on its indebtedness. Products Corporation may not be able to pay the principal amount of its indebtedness if it took any of the above actions because, under certain circumstances, the indenture governing Products Corporation’s outstanding 9½% Senior Notes or any of its other debt instruments (including the 2006 Credit Agreements and the MacAndrews & Forbes Senior Subordinated Term Loan Agreement) or the debt instruments of Products Corporation’s subsidiaries then in effect may not permit the Company to take such actions. (See ‘‘Restrictions and covenants in Products Corporation’s debt agreements limit its ability to take certain actions and impose consequences in the event of failure to comply’’).

Restrictions and covenants in Products Corporation’s debt agreements limit its ability to take certain actions and impose consequences in the event of failure to comply.

Agreements governing Products Corporation’s indebtedness, including the 2006 Credit Agreements, the MacAndrews & Forbes Senior Subordinated Term Loan Agreement and the indenturegoverning Products Corporation’s outstanding 9½% Senior Notes, contain a number of significant restrictions and covenants that limit Products Corporation’s ability and its subsidiaries’ ability, among other things (subject in each case to limited exceptions), to:

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

The breach of certain covenants contained in the 2006 Credit Agreements would permit Products Corporation’s lenders to accelerate amounts outstanding under the 2006 Credit Agreements, which would in turn constitute an event of default under the MacAndrews & Forbes Senior Subordinated Term Loan Agreement and the indenture governing Products Corporation’s outstanding 9½% Senior Notes, if the amount accelerated exceeds $25.0 million and such default remains uncured for 10 days following notice from MacAndrews & Forbes with respect to the MacAndrews & Forbes Senior Subordinated Term Loan Agreement or the trustee or holders of the applicable percentage under the 9½% Senior Notes indenture.

In addition, holders of Products Corporation’s outstanding 9½% Senior Notes may require Products Corporation to repurchase their respective notes in the event of a change of control under the 9½% Senior Notes indenture. (See ‘‘Products Corporation’s ability to pay the principal of its indebtedness depends on many factors’’). Products Corporation may not have sufficient funds at the time of any such breach of any such covenant or change of control to repay in full the borrowings under the 2006 Credit Agreements, the MacAndrews & Forbes Senior Subordinated Term Loan Agreement or to repurchase or redeem its outstanding 9½% Senior Notes.

Events beyond the Company’s control, such as decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel; adverse changes in currency; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors; changes in consumer purchasing habits, including with respect to shopping channels; retailer inventory management; retailer space reconfigurations or reductions in retailer display space; less than anticipated results from the Company’s existing or new products or from its advertising and/or marketing plans; or if the Company’s expenses, including, without limitation, for advertising and promotions or for returns related to any reduction of retail space, product discontinuances or otherwise, exceed the anticipated level of expenses, could impair the Company’s operating performance, which could affect Products Corporation’s ability and that of its subsidiaries to comply with the terms of Products Corporation’s debt instruments.

Under such circumstances, Products Corporation and its subsidiaries may be unable to comply with the provisions of Products Corporation’s debt instruments, including the financial covenants in the 2006 Credit Agreements. If Products Corporation is unable to satisfy such covenants or other provisions at any future time, Products Corporation would need to seek an amendment or waiver of such financial covenants or other provisions. The respective lenders under the 2006 Credit Agreements may not consent to any amendment or waiver requests that Products Corporation may make in the future, and, if they do consent, they may not do so on terms which are favorable to it and/or Revlon, Inc.

In the event that Products Corporation was unable to obtain any such waiver or amendment and it was not able to refinance or repay its debt instruments, Products Corporation’s inability to meet the financial covenants or other provisions of the 2006 Credit Agreements would constitute an event of default under its debt instruments, including the 2006 Credit Agreements, which would permit the bank lenders to accelerate the 2006 Credit Agreements, which in turn would constitute an event of default under the MacAndrews & Forbes Senior Subordinated Term Loan Agreement and the indenture governing Products Corporation’s outstanding 9½% Senior Notes, if the amount accelerated exceeds $25.0 million and such default remains uncured for 10 days following notice from MacAndrews & Forbes with respect to the MacAndrews & Forbes Senior Subordinated Term Loan Agreement or the trustee under the 9½% Senior Notes indenture.

Products Corporation’s assets and/or cash flow and/or that of Products Corporation’s subsidiaries may not be sufficient to fully repay borrowings under its outstanding debt instruments, either upon maturity or if accelerated upon an event of default, and if Products Corporation was required to repurchase its outstanding 9½% Senior Notes or repay the MacAndrews & Forbes Senior Subordinated Term Loan upon a change of control, Products Corporation may be unable to refinance or restructure the payments on such debt. Further, if Products Corporation was unable to repay, refinance or restructure its indebtedness under the 2006 Credit Agreements, the lenders could proceed against the collateral securing that indebtedness.

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

If the value of these eligible assets is not sufficient to support the full $160.0 million borrowing base, Products Corporation will not have full access to the 2006 Revolving Credit Facility, but rather could have access to a lesser amount determined by the borrowing base. Further, if Products Corporation borrows funds under this facility, subsequent changes in the value or eligibility of the assets within the borrowing base could cause Products Corporation to be required to pay down the amounts outstanding so that there is no amount outstanding in excess of the then-existing borrowing base.

Products Corporation’s ability to make borrowings under the 2006 Revolving Credit Facility is also conditioned upon its compliance with other covenants in the 2006 Revolving Credit Agreement, including a fixed charge coverage ratio that applies when the ‘‘excess borrowing base’’ (representing the difference between (1) the borrowing base under the 2006 Revolving Credit Facility and (2) the amounts outstanding under such facility) is less than $20.0 million. Because of these limitations, Products Corporation may not always be able to meet its cash requirements with funds borrowed under the 2006 Revolving Credit Facility, which could have a material adverse effect on the Company’s business, results of operations or financial condition.

At January 31, 2008, the 2006 Term Loan Facility was fully drawn, and the Company had a liquidity position (excluding cash in compensating balance accounts) of approximately $185.7 million, consisting of cash and cash equivalents (net of any outstanding checks) of $50.2 million, as well as $135.5 million in available borrowings under the 2006 Revloving Credit Facility, based upon the calculated borrowing base less approximately $14.5 million of outstanding letters of credit and $10.0 million then drawn on the 2006 Revolving Credit Facility.

A substantial portion of Products Corporation’s indebtedness is subject to floating interest rates.

A substantial portion of Products Corporation’s indebtedness is subject to floating interest rates, which makes the Company more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates or a downturn in the Company’s business. As of December 31, 2007, $735.5 million of Products Corporation’s total indebtedness, or approximately 51% of Products Corporation’s total indebtedness, was subject to floating interest rates, after giving effect to the interest rate swap transaction that Products Corporation entered into in September 2007, which effectively fixed through September 17, 2009 the LIBOR portion of the interest rate on $150.0 million of aggregate principal amount on indebtedness outstanding under the 2006 Term Loan Facility at 4.692%.

Under the 2006 Term Loan Facility, loans bear interest, at Products Corporation’s option, at either the Eurodollar Rate plus 4.0% per annum, which is based upon LIBOR, or the Alternate Base Rate (as defined in the 2006 Term Loan Agreement) plus 3.0% per annum, which Alternate Base Rate is based on the greater of Citibank, N.A.’s announced base rate and the U.S. federal funds rate plus 0.5%; provided that pursuant to the interest rate swap transaction that Products Corporation entered into in September 2007 with Citibank, N.A. acting as the counterparty, the LIBOR portion of the interest rate on $150.0 million of outstanding indebtedness under the 2006 Term Loan Facility was effectively fixed at 4.692% through September 17, 2009. Under the terms of the interest rate swap transaction, Products Corporation is required to pay to the counterparty a quarterly fixed interest rate of 4.692% on the $150.0 million notional amount, which commenced in December 2007, while receiving a variable interest rate payment from the counterparty equal to three-month U.S. dollar LIBOR. Borrowings under the 2006 Revolving Credit Facility (other than loans in foreign currencies) bear interest at a rate equal to, at Products Corporation’s option, either (i) the Eurodollar Rate plus 2.0% per annum or (ii) the Alternate Base Rate (as defined in the 2006 Revolving Credit Agreement) plus 1.0% per annum. Loans in foreign currencies bear interest in certain limited circumstances, or if mutually acceptable to Products Corporation and the relevant foreign lenders, at the Local Rate, and otherwise at the Eurocurrency Rate (as each such term is defined in the 2006 Revolving Credit Agreement), in each case plus 2.0%.

If any of LIBOR, the base rate, the U.S. federal funds rate or such equivalent local currency rate increases, the Company’s debt service costs will increase to the extent that Products Corporation has elected such rates for its outstanding loans.

Based on the amounts outstanding under the 2006 Credit Agreements and other short-term borrowings (which, in the aggregate, is Products Corporation’s only debt currently subject to floating interest rates) as of December 31, 2007, an increase in LIBOR of 1% would increase the Company’s annual interest expense by approximately $7.5 million. Increased debt service costs would adversely affect the Company’s cash flow. While Products Corporation may enter into other interest hedging contracts, it may not be able to do so on a cost-effective basis, any additional hedging transactions it might enter into may not achieve their intended purpose and shifts in interest rates may have a material adverse effect on the Company.

The Company depends on its Oxford, North Carolina facility for production of a substantial portion of its products. Disruptions to this facility could affect the Company’s business, financial condition and/or results of operations.

The Company produces a substantial portion of its products at its Oxford, North Carolina facility. Significant unscheduled downtime at this facility due to equipment breakdowns, power failures, natural disasters, weather conditions hampering delivery schedules or other disruptions, including those caused by transitioning manufacturing from other facilities to the Company’s Oxford, North Carolina facility, or any other cause could adversely affect the Company’s ability to provide products to its customers, which would affect the Company’s sales, business, financial condition and/or results of operations. Additionally, if product sales exceed forecasts, the Company could, from time to time, not have an adequate supply of products to meet customer demands, which could cause the Company to lose sales.

The Company’s new product introductions may not be as successful as the Company anticipates, which could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

The Company has implemented a rigorous process for the continuous development and evaluation of new product concepts, formed in 2007 and led by senior executives in marketing, sales, product development, operations and finance, which has improved the Company’s new product commercialization process and created a comprehensive, long-term portfolio strategy. This new process is intended to optimize the Company’s ability to regularly bring to market its innovative new product offerings and to manage the Company’s product portfolio for profitable growth over time. Each new product launch, including those resulting from this new product development process, carries risks, as well as the possibility of unexpected consequences, including:

•	the acceptance of the new product launches by, and sales of such new products to, the Company’s retail customers may not be as high as the Company anticipates;

•	the Company’s advertising and marketing strategies for its new products may be less effective than planned and may fail to effectively reach the targeted consumer base or engender the desired consumption;

•	the rate of purchases by the Company’s consumers may not be as high as the Company anticipates;

•	the Company’s wall displays to showcase the new products may fail to achieve their intended effects;

•	the Company may experience out-of-stocks and/or product returns exceeding its expectations as a result of its new product launches or reductions in retail display space;

•	the Company may incur costs exceeding its expectations as a result of the continued development and launch of new products, including, for example, advertising and promotional expenses, sales return expenses or other costs, including trade support, related to launching new products;

•	the Company may experience a decrease in sales of certain of the Company’s existing products as a result of newly-launched products;

•	the Company’s product pricing strategies for new product launches may not be accepted by its retail customers and/or its consumers, which may result in the Company’s sales being less than it anticipates; and

•	any delays or difficulties impacting the Company’s ability, or the ability of the Company’s suppliers to timely manufacture, distribute and ship products, displays or display walls in connection with launching new products, such as due to inclement weather conditions or those delays or difficulties discussed under ‘‘— The Company depends on its Oxford, North Carolina facility for production of a substantial portion of its products. Disruptions to this facility could affect the Company’s business, financial condition and/or results of operations,’’ could affect the Company’s ability to ship and deliver products to meet its retail customers’ reset deadlines.

Each of the risks referred to above could delay or impede the Company’s ability to achieve its sales objectives, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company has implemented the organizational realignment and streamlining programs in 2006 and 2007, which may affect employee morale and retention.

The Company implemented the organizational realignment and streamlining programs in 2006 and 2007 which have resulted in significant reductions in administrative expenses, principally by consolidating responsibilities in certain related functions; reducing layers of management to increase accountability and effectiveness; streamlining support functions to reflect the new organizational structure; eliminating positions; and consolidating various facilities. While these changes were designed to streamline internal processes, provide greater empowerment and accountability to employees and to enable the Company to continue to be more effective and efficient in meeting the needs of its consumers and retail customers, operating in this leaner environment could affect employee morale and retention.

The Company’s ability to service its debt and meet its cash requirements depends on many factors, including achieving anticipated levels of revenue and expenses. If such revenue or expense levels prove to be other than as anticipated, the Company may be unable to meet its cash requirements or Products Corporation may be unable to meet the requirements of the financial covenants under the 2006 Credit Agreements, which could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

The Company currently expects that operating revenues, cash on hand, and funds available for borrowing under the 2006 Revolving Credit Agreement and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2008, including cash requirements in connection with the execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs (including, without limitation, the 2006 Programs, the 2007 Programs and prior programs), executive severance not otherwise included in the Company’s restructuring programs, debt service payments and costs and regularly scheduled pension and post-retirement plan contributions.

If the Company’s anticipated level of revenue is not achieved, however, because of, for example, decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel; adverse changes in currency; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors; changes in consumer purchasing habits, including with respect to shopping channels; retailer inventory management; retailer space reconfigurations or reductions in retailer display space; less than anticipated results from the Company’s existing or new products or from its advertising and/or marketing plans; or if the Company’s expenses, including, without limitation, for advertising and promotions or for returns related to any reduction of retail space, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet its cash requirements. In addition, such developments, if significant, could reduce the Company’s revenues and could adversely affect Products Corporation’s ability to comply with certain financial covenants under the 2006 Credit Agreements. If operating revenues, cash on hand and funds available for borrowing are insufficient to cover the Company’s expenses or are insufficient to enable Products Corporation to comply with the financial covenants under the 2006 Credit Agreements, the Company could be required to adopt one or more alternatives listed below. For example, the Company could be required to:

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

If the Company is required to take any of these actions, it could have a material adverse effect on its business, financial condition and/or results of operations. In addition, the Company may be unable to take any of these actions, because of a variety of commercial or market factors or constraints in Products Corporation’s debt instruments, including, for example, market conditions being unfavorable for an equity or debt issuance, additional capital contributions or loans not being available from affiliates and/or third parties, or that the transactions may not be permitted under the terms of the various debt instruments then in effect, such as due to restrictions on the incurrence of debt, incurrence of liens, asset dispositions and/or related party transactions.

Such actions, if ever taken, may not enable the Company to satisfy its cash requirements or enable Products Corporation to comply with the financial covenants under the 2006 Credit Agreements if the actions do not result in sufficient savings or generate a sufficient amount of additional capital, as the case may be. See also, ‘‘— Restrictions and covenants in Products Corporation’s debt agreements limit its ability to take certain actions and impose consequences in the event of failure to comply’’ which discusses, among other things, the consequences of noncompliance with Products Corporation’s credit agreement covenants.

The Company depends on a limited number of customers for a large portion of its net sales and the loss of one or more of these customers could reduce the Company’s net sales and have a material adverse effect on the Company’s business, financial condition and/or results of operations.

For 2007, 2006 and 2005, Wal-Mart, Inc. accounted for approximately 24%, 23% and 24%, respectively, of the Company’s worldwide net sales. The Company expects that for 2008 and future periods, Wal-Mart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company’s net sales. These customers have demanded, and may continue to demand, increased service and other accomodations. The Company may be affected by changes in the policies and demands of its retail customers relating to service levels, inventory de-stocking or limitations on access to wall display space. As is customary in the consumer products industry, none of the Company’s customers is under an obligation to continue purchasing products from the Company in the future.

The loss of Wal-Mart or one or more of the Company’s other customers that may account for a significant portion of the Company’s net sales, or any significant decrease in sales to these customers or any significant decrease in the Company’s retail display space in any of these customers’ stores, could reduce the Company’s net sales and therefore could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

The Company may be unable to increase its sales through the Company’s primary distribution channels, which could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

In the U.S., mass volume retailers and chain drug and food stores currently are the primary distribution channels for the Company’s products. Additionally, other channels, including prestige and department stores, television shopping, door-to-door, specialty stores, the internet, perfumeries and other distribution outlets, combined account for a significant amount of sales of cosmetics and beauty care products. A decrease in consumer demand in the U.S. mass retail channel for color cosmetics, retailer inventory management, a reduction in retailer display space and/or a change in consumers’ purchasing habits, such as by buying more cosmetics and beauty care products in channels in which the Company does not currently compete, could impact the sales of its products through these distribution channels, which could reduce the Company’s net sales and therefore have a material adverse effect on the Company’s business, financial condition and/or results of operations.

Competition in the cosmetics and beauty care products business could materially adversely affect the Company’s net sales and its share of the mass retail channel and could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

The cosmetics and beauty care products business is highly competitive. The Company competes primarily on the basis of:

•	developing quality products with innovative performance features, shades, finishes and packaging;

•	educating consumers on the Company’s product benefits;

•	anticipating and responding to changing consumer demands in a timely manner, including the timing of new product introductions and line extensions;

•	offering attractively priced products, relative to the product benefits provided;

•	maintaining favorable brand recognition;

•	generating competitive margins and inventory turns for the Company’s retail customers by providing relevant products and executing effective pricing, incentive and promotion programs;

•	ensuring product availability through effective planning and replenishment collaboration with retailers;

•	providing strong and effective advertising, marketing, promotion and merchandising support;

•	maintaining an effective sales force; and

•	obtaining and retaining sufficient retail display space, optimal in-store positioning and effective presentation of the Company’s products at retail.

An increase in the amount of competition that the Company faces could have a material adverse effect on its share of the mass retail channel and revenues. The Company experienced significant declines in its share in color cosmetics in the U.S. mass retail channel from approximately 32% in the second quarter of 1998 to approximately 22% in the second quarter of 2002. In 2007, the Company achieved a combined U.S. color cosmetics share in the mass retail channel of 19.2% (with the Revlon brand registering a U.S. mass retail channel share of 13.0% for 2007, compared to 14.0% for 2006, and the Almay brand registering a U.S. mass retail channel share of 6.0% for 2007, compared to 6.2% for 2006). It is possible that declines in the Company’s share of the mass retail channel could occur in the future.

In addition, the Company competes against a number of multi-national manufacturers, some of which are larger and have substantially greater resources than the Company, and which may therefore have the ability to spend more aggressively on advertising and marketing and have more flexibility to respond to changing business and economic conditions than the Company. In addition to products sold in the mass retail channel, the Company’s products also compete with similar products sold through other channels, including prestige and department stores, television shopping, door-to-door, specialty stores, the internet, perfumeries and other distirbution outlets.

Additionally, the Company’s major retail customers periodically assess the allocation of retail display space among competitors and in the course of doing so could elect to reduce the display space allocated to the Company’s products, if, for example, the Company’s marketing strategies for its new and/or existing products are less effective than planned, fail to effectively reach the targeted consumer base or engender the desired consumption; and/or the rate of purchases by the Company’s consumers are not as high as the Company anticipates. Any significant loss of display space could have an adverse effect on the Company’s business, financial condition and results of operations.

The Company’s foreign operations are subject to a variety of social, political and economic risks and may be affected by foreign currency fluctuation, which could adversely affect the results of the Company’s business, financial condition and/or results of operations and the value of its foreign assets.

As of December 31, 2007, the Company had operations based in 15 foreign countries and its products were sold throughout the world. The Company is exposed to the risk of changes in social, political and economic conditions inherent in operating in foreign countries, including those in Asia, Eastern Europe, Latin America and South Africa, which could adversely affect the Company’s business, financial condition and results of operations. Such changes include changes in the laws and policies that govern foreign investment in countries where the Company has operations, changes in consumer purchasing habits including as to shopping channels, as well as, to a lesser extent, changes in U.S. laws and regulations relating to foreign trade and investment.

In addition, fluctuations in foreign currency exchange rates may affect the results of the Company’s operations and the value of its foreign assets, which in turn may adversely affect the Company’s reported net sales and earnings and, accordingly, the comparability of period-to-period results of operations. Changes in currency exchange rates may affect the relative prices at which the Company and its foreign competitors sell products in the same markets.

The Company’s net sales outside of the U.S. for the years ended December 31, 2007, 2006 and 2005 were approximately 43%, 43% and 41% of the Company’s total consolidated net sales, respectively. In addition, changes in the value of relevant currencies may affect the cost of certain items and materials required in the Company’s operations.

Products Corporation enters into foreign currency forward exchange contracts to hedge certain cash flows denominated in foreign currency. At December 31, 2007, the notional amount of Products Corporation’s foreign currency forward exchange contracts was $23.6 million. The foreign currency forward exchange contracts that Products Corporation enters into may not adequately protect against currency fluctuations.

Terrorist attacks, acts of war or military actions may adversely affect the markets in which the Company operates and the Company’s business, financial condition and/or results of operations.

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

The Company’s products are subject to federal, state and international regulations that could adversely affect the Company’s business, financial condition and/or results of operations.

The Company is subject to regulation by the FTC and the FDA, in the U.S., as well as various other federal, state, local and foreign regulatory authorities, including the EU in Europe. The Company’s Oxford, North Carolina manufacturing facility is registered with the FDA as a drug manufacturing establishment, permitting the manufacture of cosmetics that contain over-the-counter drug ingredients, such as sunscreens and anti-perspirants. State and local regulations in the U.S. and regulations in the EU that are designed to protect consumers or the environment have an increasing influence on the Company’s product claims, ingredients and packaging. To the extent regulatory changes occur in the future, they could require the Company to reformulate or discontinue certain of its products or revise its product packaging or labeling, either of which could result in, among other things, increased costs to the Company, delays in product launches or result in product returns and therefore could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

Shares of Revlon, Inc. Class A Common Stock and Products Corporation’s capital stock are pledged to secure various of Revlon, Inc.’s and/or other of the Company’s affiliates’ obligations and foreclosure upon these shares or dispositions of shares could result in the acceleration of debt under the 2006 Credit Agreements and could have other consequences.

All of Products Corporation’s shares of common stock are pledged to secure Revlon, Inc.’s guarantee under the 2006 Credit Agreements. MacAndrews & Forbes has advised the Company that it has pledged shares of Revlon, Inc.’s Class A Common Stock to secure certain obligations of MacAndrews & Forbes. Additional shares of Revlon, Inc. and shares of common stock of intermediate holding companies between Revlon, Inc. and MacAndrews & Forbes may from time to time be pledged to secure obligations of MacAndrews & Forbes. A default under any of these obligations that are secured by the pledged shares could cause a foreclosure with respect to such shares of Revlon, Inc.’s Class A Common Stock, Products Corporation’s common stock or stock of intermediate holding companies.

A foreclosure upon any such shares of common stock or dispositions of shares of Revlon, Inc.’s Class A Common Stock, Products Corporation’s common stock or stock of intermediate holding companies beneficially owned by MacAndrews & Forbes could, in a sufficient amount, constitute a ‘‘change of control’’ under the 2006 Credit Agreements, the MacAndrews & Forbes Senior Subordinated Term Loan Agreement and the indenture governing the 9½% Senior Notes. A change of control constitutes an event of default under the 2006 Credit Agreements, which would permit Products Corporation’s lenders to accelerate amounts outstanding under the 2006 Credit Facilities. In addition, holders of the 9½% Senior Notes may require Products Corporation to repurchase their respective notes under those circumstances. Upon a change of control, Products Corporation would also be required, after fulfiling its repayment obligations under the 9½% Senior Notes indenture, to repay in full the MacAndrews & Forbes Senior Subordinated Term Loan.

Products Corporation may not have sufficient funds at the time of any such change of control to repay in full the borrowings under the 2006 Credit Facilities or to repurchase or redeem the 9½% Senior Notes and/or repay the MacAndrews & Forbes Senior Subordinated Term Loan. (See ‘‘The Company’s ability to service its debt and meet its cash requirements depends on many factors, including achieving anticipated levels of revenue and expenses. If such revenue or expense levels prove to be other than as anticipated, the Company may be unable to meet its cash requirements or Products Corporation may be unable to meet the requirements of the financial covenants under the 2006 Credit Agreements, which could have a material adverse effect on the Company’s business, financial condition and/or results of operations’’).

MacAndrews & Forbes has the power to direct and control the Company’s business.

MacAndrews & Forbes is wholly-owned by Ronald O. Perelman. Mr. Perelman, directly and through MacAndrews & Forbes, beneficially owned, at December 31, 2007, approximately 60% of Revlon, Inc.’s outstanding Common Stock and controlled approximately 74% of the combined voting power of the outstanding shares of Revlon, Inc.’s Class A and Class B Common Stock. As a result, MacAndrews & Forbes is able to control the election of the entire Board of Directors of Revlon, Inc. and Products Corporation (as it is a wholly-owned subsidiary of Revlon, Inc.) and controls the vote on all matters submitted to a vote of Revlon, Inc.’s and Products Corporation’s stockholders, including the approval of mergers, consolidations, sales of some, all or substantially all of Revlon, Inc.’s or Products Corporation’s assets, issuances of capital stock and similar transactions.

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

The following table sets forth, as of December 31, 2007, the Company’s major manufacturing, research and warehouse/distribution facilities, all of which are owned except where otherwise noted.

Location	Use	Approximate Floor Space Sq. Ft.
Oxford, North Carolina	Manufacturing, warehousing, distribution and office (a)	1,012,000
Edison, New Jersey	Research and office (leased)	123,000
Mexico City, Mexico	Manufacturing, distribution and office	150,000
Caracas, Venezuela	Manufacturing, distribution and office	145,000
Mississauga, Canada	Warehousing, distribution and office (leased)	195,000
Rietfontein, South Africa	Warehousing, distribution and office (leased)	120,000
Canberra, Australia	Warehousing, distribution and office (leased)	125,000
Isando, South Africa	Manufacturing, warehousing, distribution and office	94,000
Stone, United Kingdom	Warehousing and distribution (leased)	92,000
(a)	Property subject to liens under the 2006 Credit Agreements.

In addition to the facilities described above, the Company owns and leases additional facilities in various areas throughout the world, including the lease for the Company’s executive offices in New York, New York (approximately 76,500 square feet as of December 31, 2007). Management considers the Company’s facilities to be well-maintained and satisfactory for the Company’s operations, and believes that the Company’s facilities and third party contractual supplier arrangements provide sufficient capacity for its current and expected production requirements.

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

Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Revlon, Inc. beneficially owns all of the 5,260 outstanding shares of Products Corporation’s common stock, par value $1.00 per share. MacAndrews & Forbes, which is wholly-owned by Ronald O. Perelman, at December 31, 2007 beneficially owned (i) 276,732,040 shares of Revlon, Inc.’s Class A Common Stock (20,819,333 of which were owned by REV Holdings, 252,877,707 of which were beneficially owned by MacAndrews & Forbes and 3,035,000 of which were owned directly by Mr. Perelman) and (ii) all of the outstanding 31,250,000 shares of Revlon, Inc.’s Class B Common Stock.

Based on the shares referenced in clauses (i) and (ii) above, and including Mr. Perelman’s vested stock options, Mr. Perelman, directly and indirectly, through MacAndrews & Forbes, at December 31, 2007, beneficially owned approximately 58% of Revlon, Inc.’s Class A Common Stock, 100% of Revlon, Inc.’s Class B Common Stock, together representing approximately 60% of Revlon, Inc.’s outstanding shares of Common Stock and approximately 74% of the combined voting power of the outstanding shares of Revlon, Inc.’s Common Stock. The remaining 203,234,828 shares of Revlon, Inc.’s Class A Common Stock outstanding at December 31, 2007 were owned by the public.

Revlon, Inc.’s Class A Common Stock is listed and traded on the New York Stock Exchange (the ‘‘NYSE’’). There is no established market for Products Corporation’s common stock. No cash dividends were declared or paid during 2007 by Products Corporation to Revlon, Inc. or by Revlon, Inc. on Revlon, Inc.’s Common Stock. The terms of the 2006 Credit Agreements, the MacAndrews & Forbes Senior Subordinated Term Loan Agreement and the 9½% Senior Notes indenture currently restrict Products Corporation’s ability to pay dividends or make distributions to Revlon, Inc., except in limited circumstances.

Item 6.    Selected Financial Data

The Consolidated Statements of Operations Data for each of the years in the five-year period ended December 31, 2007 and the Balance Sheet Data as of December 31, 2007, 2006, 2005, 2004 and 2003 are derived from the Company’s Consolidated Financial Statements, which have been audited by KPMG LLP, an independent registered public accounting firm. The Selected Consolidated Financial Data should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes to the Consolidated Financial Statements and ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’.

	Year Ended December 31, (in millions)
	2007(a)	2006(b)	2005(c)		2004		2003(d)
Statement of Operations Data:
Net sales	$1,400.1	$1,331.4	$1,332.3		$1,297.2		$1,299.3
Gross profit	877.2	785.9	824.2		811.9		798.2
Selling, general and administrative expenses	741.9	802.1	750.2		716.4		769.7
Restructuring costs and other, net	7.3	27.4	1.5		5.8		6.0
Operating income (loss)	128.0	(43.6)	72.5		89.7		22.5
Interest Expense	136.3	148.8	130.0		130.8		174.5
Loss on early extinguishment of debt	0.1	23.5	9.0	(e)	90.7	(f)	—
Loss from continuing operations	(9.0)	(244.5)	(77.8)		(142.8)		(154.0)

	Year Ended December 31, (in millions)
	2007(a)	2006(b)	2005(c)	2004	2003(d)
Balance Sheet Data:
Total assets	$909.7	$944.0	$1,048.4	$998.6	$890.7
Total indebtedness	1,441.0	1,511.4	1,422.4	1,355.3	1,897.5
Total stockholder’s deficiency	(1,061.6)	(1,217.6)	(1,091.2)	(1,021.8)	(1,727.2)
(a)	Results for 2007 include restructuring charges of approximately $4.4 million and $2.9 million in connection with the 2006 Programs and the 2007 Programs, respectively.
(b)	Results for 2006 include charges of $9.4 million in connection with the departure of Mr. Jack Stahl, the Company’s former President and Chief Executive Officer, in September 2006 (including $6.2 million for severance and related costs and $3.2 million for the accelerated amortization of Mr. Stahl’s unvested options and unvested restricted stock), $60.4 million in connection with the discontinuance of the Vital Radiance brand and restructuring charges of approximately $27.6 million in connection with the 2006 Programs.
(c)	Results for 2005 include expenses of approximately $44 million in incremental returns and allowances and approximately $7 million in accelerated amortization cost of certain permanent displays related to the launch of Vital Radiance and the re-stage of the Almay brand.
(d)	Results for 2003 include expenses of approximately $31.0 million related to the accelerated implementation of the stabilization and growth phase of the Company’s prior plan.
(e)	The loss on early extinguishment of debt for 2005 includes: (i) a $5.0 million prepayment fee related to the prepayment in March 2005 of $100.0 million of indebtedness outstanding under the 2004 Term Loan Facility of the 2004 Credit Agreement with a portion of the proceeds from the issuance of Products Corporation’s Original 9½% Senior Notes (as defined in Note 8 ‘‘Long Term Debt’’ to the Consolidated Financial Statements) and (ii) the aggregate $1.5 million loss on the redemption of all of Products Corporation’s 8 1/8% Senior Notes and 9% Senior Notes (each as hereinafter defined) in April 2005, as well as the write-off of the portion of deferred financing costs related to such prepaid amount.
(f)	Represents the loss on the exchange of equity for certain indebtedness in the Revlon Exchange Transactions (as defined in Note 8 ‘‘Long Term Debt’’ to the Consolidated Financial Statements) and fees, expenses, premiums and the write-off of deferred financing costs related to the Revlon Exchange Transactions, the tender for and redemption of all of Products Corporation’s 12% Senior Secured Notes due 2005 (including the applicable premium) and the repayment of the 2001 Credit Agreement.

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

The Company operates in a single segment and manufactures, markets and sells an extensive array of cosmetics, women’s hair color, beauty tools, fragrances, skincare, anti-perspirants/deodorants and personal care products. The Company is one of the world’s leading cosmetics companies in the mass retail channel. The Company believes that its global brand name recognition, product quality and marketing experience have enabled it to create one of the strongest consumer brand franchises in the world.

For additional information regarding our business, see ‘‘Part 1 — Business’’ of this Annual Report on Form 10-K.

Restructuring Programs

During 2007, the Company implemented several restructuring plans designed to reduce costs and improve the Company’s operating profit margins, including the consolidation of facilities and certain functions, principally the closure of its facility in Irvington, New Jersey, which was implemented in

March 2007 and completed in June 2007, personnel reductions within the Company’s Information Management function and a reduction of its sales force in Canada (together with the restructuring plan implemented in March 2007, the ‘‘2007 Programs’’).

During 2007, the Company recorded restructuring charges of $7.3 million, consisting of commissions of $2.8 million related to vacating a portion of leased space in the Company’s New York City headquarters, as well as employee severance and other personnel benefits of $1.6 million related to the 2006 Programs and $2.9 million of employee severance and other personnel benefits related to the 2007 Programs.

Overview of Sales and Earnings Results

Consolidated net sales in 2007 increased $68.7 million, or 5.2%, to $1,400.1 million, as compared with $1,331.4 million in 2006. Excluding the favorable impact of foreign currency fluctuations, consolidated net sales increased by $42.8 million, or 3.2%, in 2007. Net sales for 2006 were reduced by approximately $20 million due to Vital Radiance, which was discontinued in September 2006.

In the United States, net sales for 2007 increased $39.3 million, or 5.1%, to $804.2 million, from $764.9 million in 2006. Net sales in the U.S. for 2006 were reduced by approximately $20 million due to Vital Radiance. Excluding the impact of Vital Radiance, the increase in net sales in 2007 compared to 2006 was due to higher shipments of beauty care products, primarily women’s hair color, and Almay color cosmetics, partially offset by lower shipments of Revlon color cosmetics in 2007.

In the Company’s international operations, net sales for 2007 increased $29.4 million, or 5.2%, to $595.9 million, from $566.5 million in 2006. Foreign currency fluctuations favorably impacted net sales in 2007 by $25.9 million. Excluding the favorable impact of foreign currency fluctuations, international net sales increased by $3.5 million, or 0.6%, in 2007. The increase in net sales in 2007 was driven primarily by higher shipments in the Asia Pacific region, partially offset by lower shipments in the Europe region, particularly in Canada. Net sales in Canada in 2006 were positively impacted by certain promotional programs in color cosmetics and the restage of Almay color cosmetics. Shipments in the Latin America region were essentially flat in 2007 compared to 2006.

Consolidated net loss in 2007 decreased by $235.5 million to $9.0 million, as compared with a consolidated net loss of $244.5 million in 2006. The decrease in net loss in 2007 was primarily due to:

•	higher net sales, including the impact of significantly lower returns expense (as the 2006 period included charges for estimated returns of Vital Radiance due to its discontinuance in September 2006) and higher shipments of beauty care products in 2007;

•	lower selling, general and administrative expenses (‘‘SG&A’’), primarily due to the Company’s 2006 and 2007 organizational realignment and streamlining activities, which resulted in lower personnel-related expenses and lower occupancy expenses (primarily the Company’s exit of a portion of its New York City headquarters leased space, including a benefit of $4.4 million related to the reversal of a deferred rental liability upon exit of the space in the first quarter of 2007);

•	lower cost of sales (primarily due to lower estimated excess inventory charges, as the 2006 period included estimated excess inventory charges related to Vital Radiance and Almay);

•	lower restructuring costs; and

•	lower interest expense due to the impact of lower average borrowing rates on comparable debt levels.

In addition, the net loss in 2006 was negatively impacted by a charge of $23.5 million related to the early extinguishment of debt in connection with the repayment of a portion of the 8 5/8% Senior Subordinated Notes.

Overview of AC Nielsen-measured Retail Channel U.S. Share Data

In terms of the U.S. share performance, the U.S. color cosmetics category for the full year 2007 increased approximately 0.3% versus 2006. Combined U.S. share for the Revlon, Almay and Vital Radiance (which was discontinued in September 2006) brands are summarized in the table below:

	$ Share %
	2007	2006	Point Change
Total Company Color Cosmetics*	19.2%	21.5%	(2.3)
Revlon Brand	13.0	14.0	(1.0)
Almay Brand	6.0	6.2	(0.2)
Vital Radiance Brand (Discontinued)	0.2	1.2	(1.0)
Total Company Women’s Hair Color	11.2	9.2	2.0
Total Company Anti-perspirants/deodorants	5.9	6.2	(0.3)
Revlon Beauty Tools	23.6	26.1	(2.5)
*	Compared to the year ago period, the Revlon brand experienced a share decline, which reflects a decrease in share by products launched in prior years, partially offset by performance in 2007 from new products launched in the second half of 2006 and during 2007. Since September 2006, following the Company’s decision to discontinue Vital Radiance, the Company’s strategy has been to fully focus its efforts on building and leveraging its established brands, particularly the Revlon brand.

All U.S. share and related data herein for the Company’s brands are based upon retail dollar sales, which are derived from ACNielsen data. ACNielsen measures retail sales volume of products sold in the U.S. mass retail channel. Such data represent ACNielsen’s estimates based upon samples of retail share data gathered by ACNielsen and are therefore subject to some degree of variance and may contain slight rounding differences. ACNielsen’s data does not reflect sales volume from Wal-Mart, Inc., which is the Company’s largest customer, representing approximately 24% of the Company’s 2007 worldwide net sales, or sales volume from regional mass volume retailers, prestige, department stores, television shopping, door-to-door, specialty stores, internet, perfumeries or other distribution outlets, all of which are channels for cosmetics sales. From time to time, ACNielsen adjusts its methodology for data collection and reporting, which may result in adjustments to the categories and share data tracked by ACNielsen for both current and prior periods.

Overview of Financing Activities

During 2007 and in early 2008, the Company successfully completed the following financing transactions:

•	$100 Million Rights Offering: In January 2007 Revlon, Inc. completed the $100 Million Rights Offering, which it launched in December 2006 and used the proceeds from such offering to further reduce Products Corporation’s debt. Revlon, Inc. promptly transferred the proceeds from the $100 Million Rights Offering to Products Corporation, which it used to redeem $50.0 million in aggregate principal amount of its 8 5/8% Senior Subordinated Notes (the balance of which was repaid in full in February 2008), and repay approximately $43.3 million of indebtedness outstanding under Products Corporation’s 2006 Revolving Credit Facility, without any permanent reduction of that commitment, after incurring approximately $1.1 million of fees and expenses incurred in connection with such rights offering, with approximately $5 million of the remaining net proceeds being available for general corporate purposes. (See ‘‘Financial Condition, Liquidity and Capital Resources — 2006 and 2007 Refinancing Transactions’’).

•	MacAndrews & Forbes Senior Subordinated Term Loan: In January 2008, Products Corporation entered into its previously-announced $170 million MacAndrews & Forbes Senior Subordinated Term Loan Agreement. On February 1, 2008, Products Corporation used the proceeds of the MacAndrews & Forbes Senior Subordinated Term Loan to repay in full the approximately $167.4 million remaining aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes, which matured on February 1, 2008, and to pay certain related fees and expenses, including the payment to MacAndrews & Forbes of a facility fee of $2.55 million (or

1.5% of the total aggregate principal amount of such loan) upon MacAndrews & Forbes’ funding of such loan. In connection with such repayment, Products Corporation also used cash on hand to pay approximately $7.2 million of accrued and unpaid interest due on the 8 5/8% Senior Subordinated Notes up to, but not including, the February 1, 2008 maturity date. (See ‘‘Recent Developments’’).

Results of Operations

Year ended December 31, 2007 compared with the year ended December 31, 2006

In the tables, numbers in parenthesis ( ) denote unfavorable variances.

Net sales:

Consolidated net sales in 2007 increased $68.7 million, or 5.2%, to $1,400.1, as compared with $1,331.4 million in 2006. Excluding the favorable impact of foreign currency fluctuations, consolidated net sales increased by $42.8 million, or 3.2%, in 2007. Net sales for 2006 were reduced by approximately $20 million due to Vital Radiance, which was discontinued in September 2006.

	Year Ended December 31,		Change		XFX Change(1)
	2007	2006	$	%	$	%
United States	$804.2	$764.9	$39.3	5.1%	$39.3	5.1%
Asia Pacific	255.6	237.7	17.9	7.5	11.7	4.9
Europe	211.1	204.2	6.9	3.4	(9.0)	(4.4)
Latin America	129.2	124.6	4.6	3.7	0.8	0.7
Total International	$595.9	$566.5	$29.4	5.2%	$3.5	0.6%
	$1,400.1	$1,331.4	$68.7	5.2%	$42.8	3.2%
(1)	XFX excludes the impact of foreign currency fluctuations.

United States

In the United States, net sales for 2007 increased by $39.3 million, or 5.1%, to $804.2 million, from $764.9 million in 2006. Net sales in the U.S. for 2006 were reduced by approximately $20 million due to Vital Radiance. Excluding the impact of Vital Radiance, the increase in net sales in 2007 compared to 2006 was due to higher shipments of beauty care products, primarily women’s hair color, and Almay color cosmetics, partially offset by lower shipments of Revlon color cosmetics in 2007.

International

In the Company’s international operations, foreign currency fluctuations favorably impacted net sales in 2007 by $25.9 million. Excluding the impact of foreign currency fluctuations, the $3.5 million increase in net sales in 2007 in the Company’s international operations, as compared with 2006, was driven primarily by higher shipments in the Asia Pacific region, partially offset by lower shipments in the Europe region, particularly in Canada. Net sales in Canada in 2006 were positively impacted by certain promotional programs in color cosmetics and the restage of Almay color cosmetics. Shipments in the Latin America region were essentially flat in 2007 compared to 2006.

In Asia Pacific, which is comprised of Asia Pacific and Africa, the increase in net sales, excluding the favorable impact of foreign currency fluctuations, was due primarily to higher shipments in South Africa, and to a lesser extent, Australia and certain distributor markets and lower returns expense in Japan (which together contributed approximately 6.4 percentage points to the increase in net sales for the region in 2007, as compared with 2006). This increase was partially offset by lower shipments in Hong Kong and Taiwan (which together offset by approximately 1.4 percentage points the increase in net sales for the region for 2007, as compared with 2006). The higher shipments in South Africa were driven primarily by growth in color cosmetics and beauty care products. The higher shipments in Australia were driven primarily by growth in color cosmetics. The lower shipments in Hong Kong and Taiwan were driven primarily by a decline in color cosmetics.

In Europe, which is comprised of Europe, Canada and the Middle East, the decrease in net sales, excluding the favorable impact of foreign currency fluctuations, was due primarily to lower shipments of color cosmetics and beauty care products in Canada, partially offset by higher shipments of beauty tools. The decline in color cosmetics in Canada was due primarily to the favorable impact on 2006 net sales of promotions in color cosmetics, partially offset by lower returns and allowances of color cosmetics resulting from lower promotional sales in 2007. The net sales decline in Canada contributed approximately 4.0 percentage points to the decrease in net sales for the region for 2007, as compared with 2006.

In Latin America, which is comprised of Mexico, Central America and South America, the increase in net sales, excluding the favorable impact of foreign currency fluctuations, was driven primarily by higher shipments in Venezuela and, to a lesser extent, Argentina (which together contributed approximately 9.3 percentage points to the increase in net sales for the region in 2007, as compared with 2006). This increase was substantially offset by lower shipments in Brazil and a net sales decline in Chile resulting from the move of the Chile subsidiary business to a distributor model during 2007 (which together offset approximately 8.0 percentage points of the increase in net sales for the region in 2007, as compared with 2006). The higher shipments in Venezuela and Argentina were driven primarily by growth in color cosmetics and beauty care products. The lower shipments in Brazil were driven primarily by declines in beauty care products.

Gross profit:

	Year Ended December 31,
	2007	2006	Change
Gross profit	$877.2	$785.9	$91.3

The increase in gross profit for 2007 compared to 2006 was primarily due to:

•	higher net sales including the impact of approximately $64.4 million of charges for estimated returns and allowances recorded in 2006 related to the Vital Radiance brand, which was discontinued in September 2006;

•	lower cost of sales percentage in 2007 compared to 2006, primarily as a result of lower estimated excess inventory charges of $31.0 million in 2007 compared to 2006 resulting from estimated excess inventory charges in 2006 related to the Vital Radiance, Almay and Revlon brands, which were partially offset by unfavorable changes in sales mix and lower production volume in 2007; and

•	approximately $3.5 million of higher licensing revenues in 2007 compared to 2006.

SG&A expenses:

	Year Ended December 31,
	2007	2006	Change
SG&A expenses	$741.9	$802.1	$60.2

The decrease in SG&A expenses for 2007 compared to 2006 was driven primarily by:

•	approximately $25.2 million of lower general and administrative expenses, primarily related to the impact of the Company’s 2006 and 2007 organizational realignment and streamlining activities, which resulted in lower personnel-related expenses and occupancy expenses. Occupancy expenses were lower by $8.1 million, primarily related to the Company’s exit of a portion of its New York City headquarters leased space, including a benefit of $4.4 million related to the reversal of a deferred rental liability upon exit of the space in the first quarter of 2007;

•	approximately $15.2 million of lower display amortization expenses in 2007 compared to 2006, which included $8.9 million of charges related to the accelerated amortization and write-off of certain displays in connection with the discontinuance of the Vital Radiance brand, as well as additional display amortization costs in 2006 of $8.3 million related to the Vital Radiance brand prior to its discontinuance in September 2006;

•	approximately $12.0 million of lower brand support in 2007 compared to 2006, including brand support of $36.4 million for the Vital Radiance brand in 2006, partially offset by higher advertising spending in 2007 on the Company’s core brands; and

•	$9.4 million of severance and accelerated charges recorded in 2006 related to unvested options and unvested restricted stock in connection with the termination of the former CEO’s employment in September 2006.

Restructuring costs:

	Year Ended December 31,
	2007	2006	Change
Restructuring costs and other, net	$7.3	$27.4	$20.1

In 2007, the Company recorded $7.3 million in restructuring expenses for vacating leased space, employee severance and other employee-related termination costs. (See Note 2 ‘‘Restructuring Costs and Other, Net’’ to the Consolidated Financial Statements regarding the 2007 Programs). In 2006, the Company recorded $27.4 million in restructuring expenses for employee severance and employee-related termination costs related to the 2006 Programs.

During 2007, the Company implemented the 2007 Programs, which consisted of the closure of the Company’s Irvington facility and personnel reductions within the Company’s Information Management (IM) function and the sales force in Canada, which actions were designed, for the IM function resources, to better align the Company’s information management plan, and in Canada, to improve the allocation of resources. Both actions resulted in reduced costs and an improvement in the Company’s operating profit margins. In connection with the 2007 Programs, the Company incurred a total of approximately $2.9 million of restructuring charges and other costs to implement these programs, consisting of approximately $2.5 million of charges related to employee severance and other employee-related termination costs for the 2007 Programs and approximately $0.4 million of various other charges related to the closure of the Irvington facility. The Company recorded all $2.9 million of the restructuring charges for the 2007 Programs in 2007, all of which were cash charges. Of such charges, $2.3 million was paid out in 2007 and approximately $0.6 million is expected to be paid out through 2009.

In connection with the 2006 Programs, the Company recorded charges of approximately $32.9 million in 2006 and $5.0 million in 2007, respectively. Of the total $37.9 million of charges related to the 2006 Programs, approximately $30.6 million are expected to be paid in cash, of which approximately $10.4 million was paid out in 2006, $16.2 million was paid out in 2007 and approximately $4.0 million is expected to be paid out through 2009. As part of the 2006 Programs, the Company agreed in December 2006 to cancel its lease and modify the sublease of its New York City headquarters space, including vacating 23,000 square feet in December 2006 and vacating an additional 77,300 square feet in February 2007. These space reductions are resulting in savings in rental and related expense, while allowing the Company to maintain its corporate offices in a smaller, more efficient space, reflecting its streamlined organization.

The Company’s 2006 Programs and 2007 Programs collectively reduced the Company’s annualized cost base by approximately $55 million from previous levels, which primarily benefited SG&A and cost of sales.

Other expenses (income):

	Year Ended December 31,
	2007	2006	Change
Interest expenses	$136.3	$148.8	$12.5

The decrease in interest expenses for 2007 compared to 2006 was primarily due to lower average borrowing rates on comparable debt levels (See Note 8 ‘‘Long-Term Debt’’ to the Consolidated Financial Statements).

	Year Ended December 31,
	2007	2006	Change
Loss on early extinguishment of debt	$0.1	$23.5	$23.4

For 2007, the loss on early extinguishment of debt represents the loss on the redemption in February 2007 of approximately $50 million in aggregate principal amount of Products Corporation’s

8 5/8% Senior Subordinated Notes (See ‘‘Recent Developments’’ describing Products Corporation’s full repayment of the balance of the 8 5/8% Senior Subordinated Notes in February 2008). In 2006, the loss on early extinguishment of debt represents the loss on the redemption in April 2006 of approximately $110 million in aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes using the net proceeds of the $110 Million Rights Offering completed in March 2006.

	Year Ended December 31,
	2007	2006	Change
Miscellaneous (income) expense, net	$(1.8)	$3.8	$5.6

During 2007, the Company recognized $1.3 million of income in connection with a resolution of a non-income tax matter in Brazil. In 2006, the Company incurred fees and expenses associated with the various amendments to Products Corporation’s 2004 Credit Agreement. See Note 8 ‘‘Long-Term Debt — Other Transactions under the 2004 Credit Agreement Prior to Its Complete Refinancing in December 2006’’ to the Consolidated Financial Statements.

Provision for income taxes:

	Year Ended December 31,
	2007	2006	Change
Provision for income taxes	$7.9	$19.9	$12.0

The decrease in the provision for income taxes in 2007, as compared with 2006, was primarily attributable to the reduction of $5.9 million of reserves for certain contingent tax liabilities to reflect the favorable resolution of various international tax matters and the reduction of $4.2 million of valuation allowances, which together offset the effect of higher taxable income in certain foreign jurisdictions.

Year Ended December 31, 2006 compared with the year ended December 31, 2005

In the tables, numbers in parenthesis ( ) denote unfavorable variances. Certain prior year amounts were reclassified to conform to the current period’s presentation, including the transfer, during the second quarter of 2006, of management responsibility for the Company’s Canadian operations from the Company’s North American operations to the European region of its international operations.

Net sales:

Consolidated net sales in 2006 were essentially even at $1,331.4 million, as compared to $1,332.3 million in 2005.

	Year Ended December 31,		Change		XFX Change(1)
	2006	2005	$	%	$	%
United States	$764.9	$788.3	$(23.4)	(3.0)%	$(23.4)	(3.0)%
Asia Pacific	237.7	242.6	(4.9)	(2.0)	2.3	1.0
Europe	204.2	193.8	10.4	5.4	3.9	2.0
Latin America	124.6	107.6	16.9	15.7	13.6	12.6
Total International	$566.5	$544.0	$22.5	4.1%	$19.8	3.6%
	$1,331.4	$1,332.3	$(0.9)	(0.1)%	$(3.6)	(0.3)%
(1)	XFX excludes the impact of foreign currency fluctuations.

United States

In the U.S., the decrease in net sales for 2006 compared to 2005 was primarily due to the discountinance in September 2006 of the Vital Radiance brand, which launched in 2005, partially offset by higher net sales of Revlon and Almay color cosmetics and beauty care products.

International

Excluding the impact of foreign currency fluctuations, international net sales increased by $19.8 million, or 3.6%, in 2006, as compared with 2005. The increase in net sales in 2006 in the Company’s international operations, as compared with 2005, was driven primarily by higher shipments in the Europe and Latin America regions.

In Asia Pacific, which is comprised of Asia Pacific and Africa, the increase in net sales, excluding the impact of foreign currency fluctuations, was driven by South Africa, Australia and China (which together contributed to an approximate 2.9 percentage points to the increase in net sales for the region in 2006, as compared with 2005), partially offset by the lower net sales in Hong Kong, Taiwan and in certain distributor markets (which together contributed approximately 1.6 percentage points to the decrease in net sales for the region for 2006, as compared with 2005).

In Europe, which is comprised of Europe, Canada and the Middle East, the increase in net sales, excluding the impact of foreign currency fluctuations, was due to the U.K. and Canada (which together contributed to an approximate 3.5 percentage points to the increase in net sales for the region for 2006, as compared with 2005), partially offset by the lower net sales in certain distributor markets (which together contributed approximately 1.5 percentage points to the decrease in net sales for the region for 2006, as compared with 2005).

In Latin America, the increase in net sales, excluding the impact of foreign currency fluctuations, was driven primarily by Venezuela, Mexico and certain distributor markets (which together contributed approximately 10.8 percentage points to the increase in net sales for the region in 2006, as compared with 2005).

Gross profit:

	Year Ended December 31,
	2006	2005	Change
Gross profit	$785.9	$824.2	$(38.3)

The decrease in gross profit for 2006 compared to 2005 was primarily due to:

•	approximately $30.9 million of higher allowances in 2006, primarily to support the launch of Vital Radiance (which was discontinued in September 2006); and

•	approximately $15.8 million of higher estimated excess inventory charges related to Vital Radiance, $5.5 million of estimated excess inventory charges related to certain Almay products, and additional estimated excess inventory charges of $2.7 million related to a promotional program.

The decrease in gross profit in 2006 compared to 2005 was partially offset by lower returns of non-Vital Radiance products and the higher dollar value of shipments in 2006 compared to 2005.

SG&A expenses:

	Year Ended December 31,
	2006	2005	Change
SG&A expenses	$802.1	$750.2	$(51.9)

The increase in SG&A expenses for 2006 compared to 2005 was due in large part to:

•	approximately $41.0 million of higher brand support in 2006 compared to 2005, primarily due to higher advertising and consumer promotion in connection with the complete re-stage of the Almay brand and the Vital Radiance brand before its discontinuance in September 2006;

•	approximately $12.7 million of higher display amortization costs related to Almay and Vital Radiance in 2006 compared to 2005;

•	the $8.9 million write-off in 2006 of certain displays, in each case in connection with the discontinuance of the Vital Radiance brand and $2.9 million of charges related to the write-off of certain advertising, marketing and promotional materials and software and the accelerated display amortization;

•	$6.2 million and $3.2 million, respectively, of severance-related and accelerated amortization charges related to unvested options and unvested restricted stock, in each case in connection with the termination of the former CEO’s employment in September 2006; and

•	approximately $5.6 million of amortization expenses for stock options, resulting from the Company’s adoption of SFAS No. 123(R) effective as of January 1, 2006.

These increases were partially offset by approximately $25.7 million of reductions principally in personnel, travel, professional services and other general and administrative expenses.

Restructuring costs:

	Year Ended December 31,
	2006	2005	Change
Restructuring costs and other, net	$27.4	$1.5	$(25.9)

In 2006, the Company recorded $27.4 million in restructuring expenses for employee severance and employee-related termination costs (See Note 2 ‘‘Restructuring Costs and Other, Net’’ to the Consolidated Financial Statements regarding the 2006 Programs). In 2005, the Company recorded $1.5 million in restructuring expenses for employee severance and employee-related termination costs related to the 2004 program.

Other expenses (income):

	Year Ended December 31,
	2006	2005	Change
Interest expenses	$148.8	$130.0	$(18.8)

The increase in interest expenses for 2006 compared to 2005 was primarily due to higher average interest rates and higher outstanding borrowings (See Note 8 ‘‘Long-Term Debt’’ to the Consolidated Financial Statements).

	Year Ended December 31,
	2006	2005	Change
Loss on early extinguishment of debt	$23.5	$9.0	$(14.5)

For 2006, the loss on early extinguishment of debt represents the write-off of the portion of deferred financing costs and the pre-payment fee associated with the refinancing of Products Corporation’s 2004 Credit Agreement with the 2006 Credit Agreements, as well as the loss on the redemption in April 2006 of approximately $110 million in aggregate principal amount of Products Corporation’s 8 5/8 Senior Subordinated Notes (the balance of which was repaid in full in February 2008 — See ‘‘Recent Developments’’). The $9.0 million loss on early extinguishment of debt for 2005 includes the $5.0 million pre-payment fee related to the pre-payment in March 2005 of $100.0 million of indebtedness outstanding under the Term Loan Facility of the 2004 Credit Agreement with a portion of the proceeds from the issuance of the Original 9½% Senior Notes (as defined in Note 8 ‘‘Long-Term Debt’’ to the Consolidated Financial Statements), the aggregate $1.5 million loss on the redemption of all of Products Corporation’s 8 1/8% Senior Notes due 2006 (the ‘‘8 1/8% Senior Notes’’) and 9% Senior Notes due 2006 (the ‘‘9% Senior Notes’’) in April 2005, as well as the write-off of the portion of deferred financing costs related to such prepaid amounts.

	Year Ended December 31,
	2006	2005	Change
Miscellaneous expense (income), net	$3.8	$(0.5)	$(4.3)

The increase in miscellaneous, net for 2006, as compared with 2005, is primarily due to fees and expenses associated with the various amendments to Products Corporation’s 2004 Credit Agreement. See Note 8 ‘‘Long-Term Debt — Other Transactions under the 2004 Credit Agreement Prior to Its Complete Refinancing in December 2006’’ to the Consolidated Financial Statements.

Provision for income taxes:

	Year Ended December 31,
	2006	2005	Change
Provision for income taxes	$19.9	$8.3	$(11.6)

The increase in the provision for income taxes in 2006, as compared with 2005, was primarily attributable to higher taxable income in certain markets outside the U.S., a tax on the cash repatriation of dividends from a foreign subsidiary and an increase to tax reserves related to international activities. In 2005, the favorable resolution of various tax matters resulted in a tax benefit of $3.8 million.

Financial Condition, Liquidity and Capital Resources

Net cash provided by (used in) operating activities was $3.8 million, $(138.7) million and $(139.7) million for 2007, 2006 and 2005, respectively. This improvement in 2007 compared to 2006 was primarily due to lower net loss and decreased purchases of permanent displays, partially offset by changes in net working capital, including cash used for product return settlements in 2007 related to the September 2006 discontinuance of Vital Radiance and lower trade receivables. Cash usage in 2006 and 2005 was primarily attributable to the larger net loss and increased purchases of permanent displays, due in large part to the launch in late 2005 and the September 2006 discontinuance of Vital Radiance and the complete re-stage of Almay, partially offset by improvements in net working capital.

Net cash used in investing activities was $(17.6) million, $(22.4) million and $(15.8) million for 2007, 2006 and 2005, respectively, in each case for capital expenditures.

Net cash provided by financing activities was $24.6 million, $163.3 million and $67.5 million for 2007, 2006 and 2005, respectively. Net cash provided by financing activities for 2007 included net proceeds of $98.9 million from Revlon, Inc.’s issuance of Class A Common Stock as a result of the closing of the $100 Million Rights Offering in January 2007. Revlon, Inc.’s proceeds from the $100 Million Rights Offering were promptly transferred to Products Corporation, which it used in February 2007 to redeem $50.0 million aggregate principal amount of its 8 5/8% Senior Subordinated Notes (the balance of which was repaid in full in February 2008 — See ‘‘Recent Developments’’), including $0.3 million of accrued and unpaid interest up to, but not including, the redemption date. The remainder of such proceeds was used in January 2007 to repay approximately $43.3 million of indebtedness outstanding under Products Corporation’s 2006 Revolving Credit Facility, without any permanent reduction of that commitment, after incurring fees and expenses of approximately $1.1 million incurred in connection with the $100 Million Rights Offering, with approximately $5 million of the remaining proceeds being available for general corporate purposes.

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

The net proceeds from the $110 Million Rights Offering were promptly transferred to Products Corporation, which it used in April 2006, together with available cash, to redeem $109.7 million aggregate principal amount of its 8 5/8% Senior Subordinated Notes (the balance of which was repaid in full in February 2008 — See ‘‘Recent Developments’’) at an aggregate redemption price of $111.8 million, including $2.1 million of accrued and unpaid interest up to, but not including, the redemption date and to pay related financing costs of $9.4 million. Products Corporation used the proceeds from the $100.0 million Term Loan Add-on to repay in July 2006 $78.6 million of outstanding indebtedness under the 2004 Multi-Currency Facility under Products Corporation’s 2004 Credit Agreement, without any permanent reduction in the commitment under that facility, and the balance of $11.7 million, after the payment of fees and expenses incurred in connection with consummating such transaction, was used for general corporate purposes. Products Corporation used the proceeds from the $840.0 million 2006 Term Loan Facility to repay in December 2006 approximately $798.0 million of outstanding indebtedness under the 2004 Term Loan Facility, repay approximately $13.3 million of indebtedness outstanding under the 2006 Revolving Credit Facility and pay approximately $15.3 million of accrued interest and a $8.0 million prepayment fee. (See ‘‘Financial Condition, Liquidity and Capital Resources — 2006 and 2007 Refinancing Transactions’’).

Net cash provided by financing activities for 2005 included proceeds of $386.2 million from Products Corporation’s issuance of its 9½% Senior Notes, which was used to (i) prepay $100.0 million of indebtedness under the 2004 Term Loan Facility under the 2004 Credit Agreement, along with a $5.0 million prepayment fee plus accrued interest, (ii) redeem all $116.2 million aggregate principal amount outstanding of Products Corporation’s 8 1/8% Senior Notes, plus the payment of $1.9 million of accrued interest, (iii) redeem all $75.5 million aggregate principal amount outstanding of Products

Corporation’s 9% Senior Notes, plus $3.1 million of accrued interest and the applicable premium of $1.1 million, and (iv) pay financing costs related to such transactions, with the balance of $77.7 million being used to help fund the Company’s brand initiatives.

At January 31, 2008, Products Corporation had a liquidity position (excluding cash in compensating balance accounts) of approximately $185.7 million, consisting of cash and cash equivalents (net of any outstanding checks) of approximately $50.2 million, as well as approximately $135.5 million in available borrowings under the 2006 Revolving Credit Facility.

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

On December 20, 2006, Products Corporation replaced the $800 million 2004 Term Loan Facility under its 2004 Credit Agreement with a 5-year, $840 million 2006 Term Loan Facility pursuant to the 2006 Term Loan Agreement, dated as of December 20, 2006, among Products Corporation, as borrower, the lenders party thereto, Citicorp USA, Inc., as administrative agent and collateral agent, Citigroup Global Markets Inc., as sole lead arranger and sole bookrunner, and JPMorgan Chase Bank, N.A., as syndication agent. As part of this bank refinancing, Products Corporation also amended and restated the 2004 Multi-Currency Facility by entering into the $160.0 million 2006 Revolving Credit Agreement that amended and restated the 2004 Credit Agreement.

Among other things, the 2006 Credit Facilities extended the maturity dates for Products Corporation’s bank credit facilities from July 9, 2009 to January 15, 2012 in the case of the 2006 Revolving Credit Agreement and from July 9, 2010 to January 15, 2012 in the case of the 2006 Term Loan Agreement.

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

Borrowings under the 2006 Revolving Credit Facility (other than loans in foreign currencies) bear interest at a rate equal to, at Products Corporation’s option, either (i) the Eurodollar Rate plus 2.00% per annum or (ii) the Alternate Base Rate plus 1.00% per annum (reducing the applicable margins from 2.50% and 1.50% per annum, respectively, that were applicable under the previous 2004 Credit Agreement). Loans in foreign currencies bear interest in certain limited circumstances, or if mutually acceptable to Products Corporation and the relevant foreign lenders, at the Local Rate, and otherwise at the Eurocurrency Rate, in each case plus 2.00%. At December 31, 2007, the effective weighted average interest rate for borrowings under the 2006 Revolving Credit Facility was 7.5%.

The 2006 Term Loan Facility consists of a $840 million term loan, which was drawn in full on the December 20, 2006 closing date, with the proceeds used to repay in full the approximately $798 million of outstanding term loans under the 2004 Credit Agreement (plus accrued interest of approximately $15.3 million and a pre-payment fee of approximately $8.0 million) and the remainder used to repay approximately $13.3 million of indebtedness outstanding under the 2006 Revolving Credit Facility, after paying fees and expenses related to the credit agreement refinancing.

Under the 2006 Term Loan Facility, Eurodollar Loans bear interest at the Eurodollar Rate plus 4.00% per annum and Alternate Base Rate loans bear interest at the Alternate Base Rate plus 3.00% per annum (reducing the applicable margins from 6.00% and 5.00% per annum, respectively, that were applicable under the previous 2004 Credit Agreement). At December 31, 2007, the effective weighted average interest rate for borrowings under the 2006 Term Loan Facility was 9.2%. (See ‘‘Financial Condition, Liquidity and Capital Resouces — Interest Rate Swap Transaction’’).

The 2006 Credit Facilities are supported by, among other things, guarantees from Revlon, Inc. and, subject to certain limited exceptions, the domestic subsidiaries of Products Corporation. The obligations of Products Corporation under the 2006 Credit Facilities and the obligations under the guarantees are secured by, subject to certain limited exceptions, substantially all of the assets of Products Corporation and the subsidiary guarantors, including:

(i)	mortgages on owned real property, including Products Corporation’s facility in Oxford, North Carolina and property in Irvington, New Jersey;

(ii)	the capital stock of Products Corporation and the subsidiary guarantors and 66% of the capital stock of Products Corporation’s and the subsidiary guarantors’ first-tier foreign subsidiaries;

(iii)	intellectual property and other intangible property of Products Corporation and the subsidiary guarantors; and

(iv)	inventory, accounts receivable, equipment, investment property and deposit accounts of Products Corporation and the subsidiary guarantors.

The liens on, among other things, inventory, accounts receivable, deposit accounts, investment property (other than the capital stock of Products Corporation and its subsidiaries), real property, equipment, fixtures and certain intangible property related thereto secure the 2006 Revolving Credit Facility on a first priority basis and the 2006 Term Loan Facility on a second priority basis. The liens on the capital stock of Products Corporation and its subsidiaries and intellectual property and certain other intangible property secure the 2006 Term Loan Facility on a first priority basis and the 2006 Revolving Credit Facility on a second priority basis. Such arrangements are set forth in the Amended and Restated Intercreditor and Collateral Agency Agreement, dated as of December 20, 2006, by and among Products Corporation and the lenders (the ‘‘2006 Intercreditor Agreement’’). The 2006 Intercreditor Agreement also provides that the liens referred to above may be shared from time to time, subject to certain limitations, with specified types of other obligations incurred or guaranteed by Products Corporation, such as foreign exchange and interest rate hedging obligations (including the floating-to-fixed rate interest swap transaction which Products Corporation entered into in September 2007 — See ‘‘Financial Condition, Liquidity and Capital Resources — Interest Rate Swap Transaction’’) and foreign working capital lines.

Each of the 2006 Credit Facilities contains various restrictive covenants prohibiting Products Corporation and its subsidiaries from:

(i)	incurring additional indebtedness or guarantees, with certain exceptions;

(ii)	making dividend and other payments or loans to Revlon, Inc. or other affiliates, with certain exceptions, including among others,

(a)	exceptions permitting Products Corporation to pay dividends or make other payments to Revlon, Inc. to enable it to, among other things, pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal, accounting and insurance fees, regulatory fees, such as SEC filing fees, and other expenses related to being a public holding company,

(b)	subject to certain circumstances, to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Stock Plan (as hereinafter defined) and/or the payment of withholding taxes in connection with the vesting of restricted stock awards under such plan, and

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

In addition to the foregoing, the 2006 Term Loan Facility contains a financial covenant limiting Products Corporation’s senior secured leverage ratio (the ratio of Products Corporation’s Senior Secured Debt (excluding debt outstanding under the 2006 Revolving Credit Facility) to EBITDA, as each such term is defined in the 2006 Term Loan Facility) to 5.5 to 1.0 for each period of four consecutive fiscal quarters ending during the period from December 31, 2006 to September 30, 2008, stepping down to 5.0 to 1.0 for each period of four consecutive fiscal quarters ending during the period from December 31, 2008 to the January 2012 maturity date of the 2006 Term Loan Facility.

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

The events of default under each 2006 Credit Facility include customary events of default for such types of agreements, including:

(i)	nonpayment of any principal, interest or other fees when due, subject in the case of interest and fees to a grace period;

(ii)	non-compliance with the covenants in such 2006 Credit Facility or the ancillary security documents, subject in certain instances to grace periods;

(iii)	the institution of any bankruptcy, insolvency or similar proceedings by or against Products Corporation, any of Products Corporation’s subsidiaries or Revlon, Inc., subject in certain instances to grace periods;

(iv)	default by Revlon, Inc. or any of its subsidiaries (A) in the payment of certain indebtedness when due (whether at maturity or by acceleration) in excess of $5.0 million in aggregate principal amount or (B) in the observance or performance of any other agreement or condition relating to such debt, provided that the amount of debt involved is in excess of $5.0 million in aggregate principal amount, or the occurrence of any other event, the effect of which default referred to in this subclause (iv) is to cause or permit the holders of such debt to cause the acceleration of payment of such debt;

(v)	in the case of the 2006 Term Loan Facility, a cross default under the 2006 Revolving Credit Facility, and in the case of the 2006 Revolving Credit Facility, a cross default under the 2006 Term Loan Facility;

(vi)	the failure by Products Corporation, certain of Products Corporation’s subsidiaries or Revlon, Inc., to pay certain material judgments;

(vii)	a change of control such that (A) Revlon, Inc. shall cease to be the beneficial and record owner of 100% of Products Corporation’s capital stock, (B) Ronald O. Perelman (or his estate, heirs, executors, administrator or other personal representative) and his or their controlled affiliates shall cease to ‘‘control’’ Products Corporation, and any other person or group or persons owns, directly or indirectly, more than 35% of the total voting power of Products Corporation, (C) any person or group of persons other than Ronald O. Perelman (or his estate, heirs, executors, administrator or other personal representative) and his or their controlled affiliates shall ‘‘control’’ Products Corporation or (D) during any period of two consecutive years, the directors serving on Products Corporation’s Board of Directors at the beginning of such period (or other directors nominated by at least 66 2/3% of such continuing directors) shall cease to be a majority of the directors;

(viii)	the failure by Revlon, Inc. to contribute to Products Corporation all of the net proceeds it receives from any other sale of its equity securities or Products Corporation’s capital stock, subject to certain limited exceptions;

(ix)	the failure of any of Products Corporation’s, its subsidiaries’ or Revlon, Inc.’s representations or warranties in any of the documents entered into in connection with the 2006 Credit Facility to be correct, true and not misleading in all material respects when made or confirmed;

(x)	the conduct by Revlon, Inc. of any meaningful business activities other than those that are customary for a publicly traded holding company which is not itself an operating company, including the ownership of meaningful assets (other than Products Corporation’s capital stock) or the incurrence of debt, in each case subject to limited exceptions;

(xi)	any M&F Lenders’ failure to fund any binding commitments by such M&F Lender under any agreement governing certain loans from the M&F Lenders (excluding the MacAndrews & Forbes Senior Subordinated Term Loan which was fully funded by MacAndrews & Forbes in February 2008); and

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

Products Corporation was in compliance with all applicable covenants under the 2006 Credit Agreements as of December 31, 2007. At January 31, 2008, the 2006 Term Loan Facility was fully drawn and availability under the $160.0 million 2006 Revolving Credit Facility, based upon the calculated borrowing base less approximately $14.5 million of outstanding letters of credit and $10.0 million then drawn on the 2006 Revolving Credit Facility, was approximately $135.5 million.

2004 Consolidated MacAndrews & Forbes Line of Credit

In July 2004, Products Corporation and MacAndrews & Forbes Inc. entered into a line of credit, with an initial commitment of $152.0 million, which was reduced to $87.0 million in July 2005 and reduced from $87.0 million to $50.0 million in January 2007 upon Revlon, Inc.’s consummation of the $100 Million Rights Offering (as amended, the ‘‘2004 Consolidated MacAndrews & Forbes Line of Credit’’). No amounts were borrowed under the 2004 Consolidated MacAndrews & Forbes Line of Credit during 2007.

Pursuant to a December 2006 amendment, upon consummation of the $100 Million Rights Offering, which was completed in January 2007, $50.0 million of the line of credit remained available to Products Corporation through January 31, 2008 on substantially the same terms (which line of credit would otherwise have terminated pursuant to its terms upon the consummation of the $100 Million Rights Offering). The 2004 Consolidated MacAndrews & Forbes Line of Credit expired in accordance with its terms on January 31, 2008. It was undrawn during its entire term.

(See ‘‘Recent Developments’’ describing Products Corporation’s full repayment of the balance of the 8 5/8% Senior Subordinated Notes in February 2008 using the proceeds of the new $170 million MacAndrews & Forbes Senior Subordinated Term Loan, as well as cash on hand to pay accrued and unpaid interest of approximately $7.2 million due on the 8 5/8% Senior Subordinated Notes).

2006 and 2007 Rights Offerings

$110 Million Rights Offering

In March 2006, Revlon, Inc. completed the $110 Million Rights Offering which allowed each stockholder of record of Revlon, Inc.’s Class A and Class B Common Stock as of the close of business on February 13, 2006, the record date set by Revlon, Inc.’s Board of Directors, to purchase additional shares of Class A Common Stock. The subscription price for each share of Class A Common Stock purchased in the $110 Million Rights Offering, including shares purchased in the private placement by MacAndrews & Forbes, was $2.80 per share. Upon completing the $110 Million Rights Offering, Revlon, Inc. promptly transferred the net proceeds to Products Corporation, which it used to redeem $109.7 million aggregate principal amount of its 8 5/8% Senior Subordinated Notes in satisfaction of the applicable requirements under the 2004 Credit Agreement, at an aggregate redemption price of $111.8 million, including $2.1 million of accrued and unpaid interest up to, but not including, the redemption date. (See ‘‘Recent Developments’’ regarding Products Corporation’s full repayment of the balance of the 8 5/8% Senior Subordinated Notes upon maturity on February 1, 2008).

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

2007 Refinancing Transactions

Upon completing, in January 2007, the $100 Million Rights Offering launched in December 2006, Revlon, Inc. promptly transferred the net proceeds to Products Corporation, which it used in February 2007 to redeem $50.0 million aggregate principal amount of its 8 5/8% Senior Subordinated Notes at an aggregate redemption price of $50.3 million, including $0.3 million of accrued and unpaid interest up to, but not including, the redemption date. Products Corporation used the remainder of such proceeds in January 2007 to repay approximately $43.3 million of indebtedness outstanding under Products Corporation’s 2006 Revolving Credit Facility, without any permanent reduction of that commitment, after incurring fees and expenses of approximately $1.1 million incurred in connection with the $100 Million Rights Offering, with approximately $5 million of the remaining net proceeds being available for general corporate purposes.

(See ‘‘Recent Developments’’ regarding Products Corporation’s full repayment of the balance of the 8 5/8% Senior Subordinated Notes upon maturity on February 1, 2008).

Interest Rate Swap Transaction

In September 2007, Products Corporation executed a floating-to-fixed interest rate swap transaction with a notional amount of $150.0 million over a period of two years relating to indebtedness under Products Corporation’s 2006 Term Loan Facility. The Company designated this interest rate swap transaction as a cash flow hedge of the variable interest rate payments on Products Corporation’s 2006 Term Loan Facility. Under the terms of the interest rate swap transaction, Products Corporation is required to pay to the counterparty a quarterly fixed interest rate of 4.692% on the $150.0 million notional amount commencing in December 2007, while receiving a variable interest rate payment from the counterparty equal to three-month U.S. dollar LIBOR. While the Company is exposed to credit loss in the event of the counterparty’s non-performance, if any, the Company’s exposure is limited to the net amount that Products Corporation would have received over the remaining balance of the transaction’s two-year term. Given that the counterparty to the interest rate swap transaction is a major financial institution, the Company does not anticipate any non-performance and, furthermore, even in the case of any non-performance by the counterparty, the Company expects that any such loss would not be material. The fair value of Products Corporation’s interest rate swap transaction was $(2.2) million at December 31, 2007.

Sources and Uses

The Company’s principal sources of funds are expected to be operating revenues, cash on hand and funds available for borrowing under the 2006 Revolving Credit Agreement and other permitted lines of credit. The 2006 Credit Agreements, the MacAndrews & Forbes Senior Subordinated Term Loan Agreement and the indenture governing Products Corporation’s 9½% Senior Notes contain certain provisions that by their terms limit Products Corporation and its subsidiaries’ ability to, among other things, incur additional debt.

The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs (including, without limitation, the Company’s 2006 Programs, the 2007 Programs and prior programs), executive severance not otherwise included in the Company’s restructuring programs, debt service payments and costs and regularly scheduled pension and post-retirement benefit plan contributions. The Company’s cash contributions to its pension and post-retirement benefit plans were approximately $38 million in 2007 and the Company expects them to be approximately $13 million in 2008. The Company’s purchases of permanent wall displays and capital expenditures in 2007 were approximately $50 million and $20 million, respectively. The Company expects purchases of permanent wall displays and capital expenditures in 2008 to be approximately $55 million and $25 million, respectively. See ‘‘Restructuring Costs, Net’’ above in this Form 10-K for discussion of the Company’s expected uses of funds in connection with its various restructuring programs.

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

The Company expects that operating revenues, cash on hand and funds available for borrowing under the 2006 Revolving Credit Agreement and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2008, including cash requirements in connection with the payment of operating expenses, including expenses in connection with the execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs (including, without limitation, the Company’s 2006 Programs, the 2007 Program and prior programs), executive severance not otherwise included in the Company’s restructuring programs, debt service payments and costs and regularly scheduled pension and post-retirement plan contributions.

However, there can be no assurance that such funds will be sufficient to meet the Company’s cash requirements on a consolidated basis. If the Company’s anticipated level of revenue growth is not achieved because of, for example, decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel, adverse changes in currency, decreased sales of the Company’s products as a result of increased competitive activities from the Company’s competitors, changes in consumer purchasing habits, including with respect to shopping channels, retailer inventory management, retailer space reconfiguration or reductions in retailer display space, less than anticipated results from the Company’s existing or new products or from its advertising and/or marketing plans, or if the Company’s expenses, including, without limitation, for advertising and promotions or for returns related to any reduction of retail space, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet the Company’s cash requirements.

In the event of a decrease in demand for the Company’s products, reduced sales, lack of increases in demand and sales, changes in consumer purchasing habits, including with respect to shopping channels, retailer inventory management, retailer space reconfigurations or reductions in retailer display space, product discontinuances and/or advertising and promotion expenses or returns expenses exceeding its expectations or less than anticipated results from the Company’s existing or new products or from its advertising and/or marketing plans, any such development, if significant, could reduce Products Corporation’s revenues and could adversely affect Products Corporation’s ability to comply with certain financial covenants under the 2006 Credit Agreements and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending.

(See Item 1A, ‘‘Risk Factors — The Company’s ability to service its debt and meet its cash requirements depends on many factors, including achieving anticipated levels of revenue and expenses. If such revenue or expense levels prove to be other than as anticipated, the Company may be unable to meet its cash requirements or Products Corporation may be unable to meet the requirements of the financial covenants under the 2006 Credit Agreements, which could have a material adverse effect on the Company’s business, financial condition and/or results of operations’’; ‘‘— The Company may be unable to increase its sales through the Company’s primary distribution channels, which could reduce the Company’s net sales and have a material adverse effect on the Company’s business, financial condition and/or results of operations’’; and ‘‘— Restrictions and covenants in Products Corporation’s debt agreements limit its ability to take certain actions and impose consequences in the event of failure to comply’’).

If the Company is unable to satisfy its cash requirements from the sources identified above or comply with its debt covenants, the Company could be required to adopt one or more of the following alternatives:

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

There can be no assurance that the Company would be able to take any of the actions referred to above because of a variety of commercial or market factors or constraints in Products Corporation’s debt instruments, including, without limitation, market conditions being unfavorable for an equity or debt issuance, additional capital contributions and/or loans not being available from affiliates and/or third parties, or that the transactions may not be permitted under the terms of Products Corporation’s various debt instruments then in effect, such as due to restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable the Company to satisfy its cash requirements or enable Products Corporation to comply with its debt covenants if the actions do not generate a sufficient amount of additional capital. (See Item 1A, ‘‘Risk Factors’’ for further discussion of risks associated with the Company’s business).

The terms of the 2006 Credit Agreements, the MacAndrews & Forbes Senior Subordinated Term Loan Agreement and the indenture governing Products Corporation’s 9½% Senior Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc. to enable Revlon, Inc., among other things, to pay expenses incidental to being a public holding company, including, among other things, professional fees, such as legal, accounting and insurance fees, regulatory fees, such as SEC filing fees, and other expenses related to being a public holding company and, subject to certain limitations, to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Third Amended and Restated Revlon, Inc. Stock Plan (the ‘‘Stock Plan’’).

As a result of dealing with suppliers and vendors in a number of foreign countries, Products Corporation enters into foreign currency forward exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. There were foreign currency forward exchange contracts with a notional amount of $23.6 million outstanding at December 31, 2007. The fair value of foreign currency forward exchange contracts outstanding at December 31, 2007 was $(0.3) million.

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual commitments and commercial obligations that affect the Company’s financial condition and liquidity position as of December 31, 2007:

	Payments Due by Period (dollars in millions)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term Debt, including Current Portion (a)	$1,441.4	$173.9	$17.1	$1,250.4	$—
Interest on Long-term Debt (b)	455.2	124.2	231.4	99.6	—
Capital Lease Obligations	3.4	1.4	1.8	0.2	—
Operating Leases	89.8	15.2	26.0	22.8	25.8
Purchase Obligations (c)	51.2	51.2	—	—	—
Other Long-term Obligations (d)	15.8	15.2	0.6	—	—
Total Contractual Cash Obligations	$2,056.8	$381.1	$276.9	$1,373.0	$25.8
(a)	Includes approximately $167.4 million of aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes which was repaid upon maturity on February 1, 2008 with the proceeds of the MacAndrews & Forbes Senior Subordinated Term Loan. Does not include the $170 million aggregate principal amount outstanding under the MacAndrews & Forbes Senior Subordinated Term Loan Agreement which Products Corporation entered into in January 2008, which is due in August 2009, and which was drawn in full on the February 1, 2008 repayment of the 8 5/8% Senior Subordinated Notes since it was not outstanding at December 31, 2007. (See ‘‘Recent Developments’’ regarding Products Corporation’s full repayment of the balance of the 8 5/8% Senior Subordinated Notes upon maturity on February 1, 2008 using the proceeds of the MacAndrews & Forbes Senior Subordinated Term Loan, as well as cash on hand to pay accrued and unpaid interest of approximately $7.2 million due on the 8 5/8% Senior Subordinated Notes).
(b)	Consists of interest primarily on the 9½% Senior Notes and on the $840 million term loan under the 2006 Term Loan Facility through the respective maturity dates based upon assumptions regarding the amount of debt outstanding under the 2006 Credit Agreements and assumed interest rates. In addition, this amount reflects the impact of the September 2007 interest rate swap transaction covering $150 million notional amount under the 2006 Term Loan Facility, which resulted in an effective weighted average interest rate of 9.2% on the 2006 Term Loan Facility as of December 31, 2007. (See ‘‘Financial Condition, Liquidity and Capital Resources — Interest Rate Swap Transaction’’). Does not include interest on the $170 million aggregate principal amount outstanding under the MacAndrews & Forbes Senior Subordinated Term Loan Agreement which Products Corporation entered into in January 2008 and which was drawn in full on the February 1, 2008 repayment of the balance of the 8 5/8% Senior Subordinated Notes. The MacAndrews & Forbes Senior Subordinated Term Loan matures on August 1, 2009 and bears interest at an annual rate of 11%, which is payable in arrears in cash on March 31, June 30, September 30 and December 31 of each year, commencing on March 31, 2008. (See ‘‘Recent Developments’’ regarding Products Corporation’s full repayment of the balance of the 8 5/8% Senior Subordinated Notes upon maturity on February 1, 2008).
(c)	Consists of purchase commitments for finished goods, raw materials, components and services pursuant to enforceable and legally binding obligations which include all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.
(d)	Consists primarily of obligations related to advertising contracts. Such amounts exclude employment agreements, severance and other contractual commitments, which severance and other contractual commitments related to restructuring are discussed under ‘‘Restructuring Costs’’.

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

Sales Returns:

The Company allows customers to return their unsold products when they meet certain company-established criteria as outlined in the Company’s trade terms. The Company regularly reviews and revises, when deemed necessary, the Company’s estimates of sales returns based primarily upon actual returns, planned product discontinuances and promotional sales, which would permit customers to return items based upon the Company’s trade terms. The Company records estimated sales returns as a reduction to sales and cost of sales, and an increase in accrued liabilities and inventories.

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

The Company’s estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance. In those cases where the Company determines that the useful life of other long-lived assets should be shortened, the Company would depreciate the net book value in excess of the salvage value (after testing for impairment as described above), over the revised remaining useful life of such asset, thereby increasing amortization expense. Additionally, goodwill is reviewed for impairment at least annually. The Company recognizes an impairment loss to the extent that carrying value exceeds the fair value of the asset.

Pension Benefits:

The Company sponsors both funded and unfunded pension and other retirement plans in various forms covering employees who meet the applicable eligibility requirements. The Company uses several statistical and other factors in an attempt to estimate future events in calculating the liability and expense related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined annually by the Company, within certain guidelines, which assumptions would be subject to revisions if significant events occur during the year. The Company uses December 31st as its measurement date for plan obligations and assets.

The Company selected a weighted-average discount rate of 6.24% in 2007, representing an increase from the 5.75% rate selected in 2006 for the Company’s U.S. pension plans. The Company selected an average discount rate for the Company’s international plans of 5.7% in 2007, representing an increase from the 5.0% average discount rate selected in 2006. The discount rates are used to measure the benefit obligations at the measurement date and the net periodic benefit cost for the subsequent calendar year and are reset annually using data available at the measurement date. The changes in the discount rates used for 2007 were primarily due to increasing long-term interest rates during 2007. At December 31, 2007, the increase in the discount rates had the effect of decreasing the Company’s projected pension benefit obligation by approximately $37 million. For fiscal 2008, the Company expects that increases in the discount rates will have the effect of decreasing the net periodic benefit cost for its U.S. and international plans by approximately $4 million.

For the Company’s U.S. pension plans, the expected rate of return on the pension plan assets used in 2007 and in 2006 was 8.5%. The average expected rate of return used for the Company’s international plans in 2007 and in 2006 was 6.7%.

The table below reflects the Company’s estimates of the possible effects of changes in the discount rates and expected rates of return on its 2008 net periodic benefit costs and its projected benefit obligation at December 31, 2007 for the Company’s principal plans:

	Effect of 25 basis points increase		Effect of 25 basis points decrease
	Net periodic benefit costs	Projected pension benefit obligation	Net periodic benefit costs	Projected pension benefit obligation
Discount rate	$(1.9)	$(17.6)	$2.3	$15.5
Expected rate of return	(1.8)	(0.6)	1.0	—

The rate of future compensation increases is another assumption used by the Company’s third party actuarial consultants for pension accounting. The rate of future compensation increases used in 2007 and in 2006 remained unchanged at 4.0% for the U.S. pension plans. In addition, the Company’s actuarial consultants also use other factors such as withdrawal and mortality rates. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants, among other things. Differences from these assumptions could significantly impact the actual amount of net periodic benefit cost and liability recorded by the Company.

Stock-Based Compensation:

Prior to January 1, 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board (‘‘APB’’) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB No. 25’’)

and related interpretations in accounting for stock options granted under the Company’s Stock Plan, which provides for the issuance of awards of stock options, stock appreciation rights, restricted or unrestricted stock and restricted stock units to eligible employees and directors of Revlon, Inc. and its affiliates, including Products Corporation.

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

SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For 2007, no adjustments have been made to the Company’s cash flow statement, as any excess tax benefits that would have been realized have been fully provided for, given the Company’s historical losses and deferred tax valuation allowance.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions listed in Note 12 to the Consolidated Financial Statements. Expected volatilities are based on the daily historical volatility of the NYSE closing stock price of Revlon, Inc.’s Class A Common Stock, over the expected life of the option. The expected life of the option represents the period of time that options granted are expected to be outstanding, which the Company calculates using a formula based on the vesting term and the contractual life of the respective option. The risk-free interest rate for periods during the expected life of the option is based upon the rate in effect at the time of the grant on a zero coupon U.S. Treasury bill for periods approximating the expected life of the option.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements.’’ This statement clarifies the definition of fair value of assets and liabilities, establishes a framework for measuring fair value of assets and liabilities, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt the provisions of

SFAS No. 157 effective as of January 1, 2008 and expects that its adoption will not have a material impact on its results of operations or financial condition.

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

c.	Disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from the delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations.

As of January 1, 2007, the Company adopted the requirement to measure defined benefit plan assets and obligations as of the date of the Company’s fiscal year ending December 31, 2007, rather than using a September 30th measurement date. (See Note 11 ‘‘Savings Plan, Pension and Post-Retirement Benefits’’ to the Consolidated Financial Statements for further discussion of the impact of adopting the measurement date provision of SFAS No. 158 on the Company’s results of operations or financial condition.)

Inflation

The Company’s costs are affected by inflation and the effects of inflation may be experienced by the Company in future periods. Management believes, however, that such effects have not been material to the Company during the past three years in the U.S. and in foreign non-hyperinflationary countries. The Company operates in certain countries around the world, such as Argentina, Brazil, Venezuela and Mexico, which have in the past experienced hyperinflation. In hyperinflationary foreign countries, the Company attempts to mitigate the effects of inflation by increasing prices in line with inflation, where possible, and efficiently managing its costs and working capital levels.

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

The table below provides information about the Company’s indebtedness that is sensitive to changes in interest rates. The table presents cash flows with respect to principal on indebtedness and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2007. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.

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

	Expected maturity date for the year ended December 31, (dollars in millions, except for rate information)
Debt	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value December 31, 2007
Short-term variable rate (various currencies)	$2.0	—	—	—	—	—	$2.0	$2.0
Average interest rate (a)	8.1%	—	—	—	—	—	—	—
Long-term fixed rate — third party (various currencies)	$0.2	$0.3	—	—	—	—	0.5	0.5
Average interest rate	6.0%	6.0%	—	—	—	—	—	—
Long-term fixed rate — third party ($US)	$167.4 (b)	—	—	$390.0	—	—	557.4	528.5
Average interest rate	8.6%	—	—	9.5%	—	—	—	—
Long-term variable rate — third party ($US)	$6.3	$8.4	$8.4	$8.4	$852.0	—	883.5	883.5
Average interest rate (a)	8.5%	7.6%	7.9%	8.2%	8.1%	—	—	—
Total debt	$175.9	$8.7	$8.4	$398.4	$852.0	—	$1,443.4	$1,414.5
(a)	Weighted average variable rates are based upon implied forward rates from the U.S. Dollar LIBOR yield curves at December 31, 2007.
(b)	On January 30, 2008, Products Corporation entered into its previously-announced $170 million MacAndrews & Forbes Senior Subordinated Term Loan Agreement and on February 1, 2008 used the proceeds of such loan to repay in full the balance of the approximately $167.4 million aggregate remaining principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes, which matured on February 1, 2008. The MacAndrews & Forbes Senior Subordinated Term Loan bears an annual interest rate of 11%, which is payable in arrears in cash on March 31, June 30, September 30 and December 31 of each year commencing on March 31, 2008 and matures on August 1, 2009. (See ‘‘Recent Developments’’).

Forward Contracts	Average Contractual Rate $/FC	Original US Dollar Notional Amount	Contract Value December 31, 2007	Fair Value December 31, 2007
Sell Canadian Dollars/Buy USD	0.9894	$7.9	$7.8	$(0.1)
Sell Australian Dollars/Buy USD	0.8593	4.6	4.5	(0.1)
Sell South African Rand/Buy USD	0.1400	3.3	3.2	(0.1)
Sell British Pounds/Buy USD	2.0265	2.4	2.5	0.1
Buy Australian Dollars/Sell New Zealand Dollars	1.1696	3.4	3.3	(0.1)
Sell Euros/Buy USD	1.4008	1.2	1.2	—
Sell New Zealand Dollars/Buy USD	0.7531	0.5	0.5	—
Sell Hong Kong Dollars/Buy USD	0.1285	0.3	0.3	—
Total forward contracts		$23.6	$23.3	$(0.3)

	Expected Maturity date for the year ended December 31,
Interest Rate Swap Transaction	2008	2009	Total	Fair Value December 31, 2007
Notional Amount	$—	$150.0	$150.0	$(2.2)
Average Pay Rate	4.692%	4.692%
Average Receive Rate	3-month USD LIBOR	3-month USD LIBOR

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

(b)    Management’s Annual Report on Internal Control over Financial Reporting.    The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of its assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of its financial statements in accordance with generally accepted accounting principles, and that its receipts and expenditures are being made only in accordance with authorizations of its management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.

Internal control over financial reporting may not prevent or detect misstatements due to its inherent limitations. Management’s projections of any evaluation of the effectiveness of internal control over financial reporting as to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 and in making this assessment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in accordance with the standards of the Public Company Accounting Oversight Board (United States).

The Company’s management determined that as of December 31, 2007, the Company’s internal control over financial reporting was effective.

(c)    Changes in Internal Control Over Financial Reporting.    There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None.

Forward Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2007, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on the beliefs, expectations, estimates, projections, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company’s actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company’s expectations and estimates (whether qualitative or quantitative) as to:

(i)	the Company’s future financial performance;

(ii)	the effect on sales of decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel; adverse changes in currency; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors, changes in consumer purchasing habits, including, with respect to shopping channels; retailer inventory management; retailer space reconfiguration or reductions in retailer display space; less than anticipated results from the Company’s existing or new products or from its advertising and/or marketing plans; or if the Company’s expenses, including, without limitation, for advertising and promotions or for returns related to any reduction of retail space, product discontinuances or otherwise, exceed anticipated level of expenses;

(iii)	the Company’s belief that the continued execution of its business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more of its brands or product lines, launching additional new products, acquiring businesses or brands, further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, any of which, whose intended purpose would be to create value through profitable growth, could result in the Company making investments and/or recognizing charges related to executing against such opportunities;

(iv)	the Company’s expectations regarding the continued execution of its business strategy, including (a) building and leveraging its brands, particularly the Revlon brand, across the categories in which it competes, including, in addition to Revlon and Almay brand color cosmetics, seeking to drive growth in other beauty care categories, including women’s hair color, beauty tools and anti-perspirants/deodorants by developing and sustaining an innovative pipeline of new products and managing the Company’s product portfolio with the objective of profitable net sales growth over time, including: 1) fully utilizing the Company’s creative, marketing and research and development capabilities; 2) reinforcing clear, consistent brand positioning through effective, innovative advertising and promotion; and 3) working with the Company’s retail customers to continue to increase the effectiveness of its in-store marketing, promotion and display walls across the categories in which it competes, including the Company’s belief that it has created a comprehensive, long-term portfolio strategy, that the Company will accelerate new product development, produce effective creative and provide clear lines of communication, responsibility and accountability with its new integrated organizational structure in the U.S., and that for 2008 the Company’s extensive lineup of Revlon and Almay color cosmetics will offer additional and significant new products and innovations within the Revlon and Almay portfolios; (b) improving the execution of its strategies and plans and continuing to build its organizational capability primarily through a focus on recruitment and retention of skilled people, providing opportunities for professional development, as well as new and expanded responsibilities and roles for employees who have demonstrated capability and rewarding the Company’s employees for success, including the Company’s belief that it has strengthened its U.S. marketing and sales organization with the creation of its U.S. region and by recruiting talented and experienced executives within marketing, product development and sales; (c) continuing to strengthen its international business further by (i) focusing the Revlon brand and the Company’s other strong national and multi-national brands in key countries; (ii) leveraging the Company’s Revlon and Almay brand marketing worldwide; (iii) adapting the Company’s product portfolio to local consumer preferences and trends; (iv) structuring the most effective business model in each country; and (v) strategically allocating resources and controlling costs; (d) capitalizing on opportunities to improve operating profit margins and cash flow over time, including by reducing sales returns, costs of goods sold and general and administrative expenses and improving working capital management (in each case as a percentage of net sales), and continuing to focus on improving net sales growth; and (e) continuing to improve its capital structure;

(v)	the Company’s belief that its rigorous process for the continuous development and evaluation of new product concepts, formed in 2007 and led by senior executives in marketing, sales, product development, operations and finance, has improved the Company’s new product commercialization process, created a comprehensive, long-term portfolio strategy and will optimize the Company’s ability to regularly bring to market its innovative new product offerings and manage the Company’s product portfolio for profitable growth over time;

(vi)	the Company’s plans to fully focus its efforts on building and leveraging its established brands particularly its Revlon brand;

(vii)	restructuring activities, restructuring costs, the timing of restructuring payments and the cost base reductions and other benefits from such activities;

(viii)	the Company’s expectation that operating revenues, cash on hand and funds available for borrowing under Products Corporation’s 2006 Revolving Credit Agreement and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2008, including cash requirements referred to in item (ix) below;

(ix)	the Company’s expected sources of funds, including operating revenues, cash on hand and funds available for borrowing under Products Corporation’s 2006 Revolving Credit Agreement and other permitted lines of credit, as well as the availability of funds from restructuring indebtedness, selling assets or operations, capital contributions and/or loans from MacAndrews & Forbes, Revlon, Inc. or the Company’s other affiliates and/or third parties and/or the sale of additional debt securities of Products Corporation;

(x)	the Company’s expected uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, payments in connection with the Company’s purchases of permanent wall displays, capital expenditure requirements, restructuring programs (including, without limitation, the 2006 Programs, the 2007 Programs and prior programs), executive severance not otherwise included in the Company’s restructuring programs, debt service payments and costs and regularly scheduled pension and post-retirement benefit plan contributions, and its estimates of operating expenses, the amount and timing of restructuring costs, executive severance, debt service payments (including payments required under Products Corporation’s debt instruments), cash contributions to the Company’s pension plans and post-retirement benefit plans, purchases of permanent wall displays and capital expenditures;

(xi)	matters concerning the Company’s market-risk sensitive instruments, including the floating-to-fixed interest rate swap transaction that Products Corporation entered into in September 2007 and the Company’s expectation that such transaction will offset the effects of floating interest rates by hedging against fluctuations in variable interest rate payments on $150 million notional amount of Products Corporation’s long-term debt under its 2006 Term Loan Facility, as well as the Company’s expectations as to the counterparty’s performance, including that any loss arising from the non-performance by the counterparty would not be material;

(xii)	the expected effects of the Company’s adoption of certain accounting principles; and

(xiii)	the Company’s plan to efficiently manage its cash and working capital, including, among other things, by carefully managing inventory levels, centralized purchasing to secure discounts and efficiencies in procurement, and providing additional discounts to U.S. customers for more timely payment of receivables and carefully managing accounts payable and targeted controls on general and administrative spending.

Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language such as ‘‘estimates,’’ ‘‘objectives,’’ ‘‘visions,’’ ‘‘projects,’’ ‘‘forecasts,’’ ‘‘focus,’’ ‘‘drive towards,’’ ‘‘plans,’’ ‘‘targets,’’ ‘‘strategies,’’ ‘‘opportunities,’’ ‘‘drivers,’’ ‘‘believes,’’ ‘‘intends,’’ ‘‘outlooks,’’ ‘‘initiatives,’’ ‘‘expects,’’ ‘‘scheduled to,’’ ‘‘anticipates,’’ ‘‘seeks,’’ ‘‘may,’’ ‘‘will,’’ or ‘‘should’’ or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategies, targets, models or intentions. Forward-looking statements speak only as of the date they are made, and except for the Company’s ongoing obligations under the U.S. federal securities laws, the Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Investors are advised, however, to consult any additional disclosures the Company made or may make in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC in 2008 and 2007 (which, among other places, can be found on the SEC’s website at http://www.sec.gov). The information available from time to time on such website shall not be deemed incorporated by reference into this Annual Report on Form 10-K. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. In addition to factors that may be described in the Company’s filings with the SEC, including this filing, the following factors, among others, could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:

(i)	unanticipated circumstances or results affecting the Company’s financial performance, including decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel; changes in consumer preferences, such as reduced consumer demand for the Company’s color cosmetics and other current products, including new product launches; changes in consumer purchasing habits, including with respect to shopping channels; lower than expected retail customer acceptance or consumer acceptance of, or less than anticipated results from, the Company’s existing or new products;

higher than expected advertising and promotion expenses or lower than expected results from the Company’s advertising and/or marketing plans; higher than expected returns or decreased sales of the Company’s existing or new products; actions by the Company’s customers, such as retailer inventory management and greater than anticipated retailer space reconfigurations or reductions in retailer display space and/or product discontinuances; and changes in the competitive environment and actions by the Company’s competitors, including business combinations, technological breakthroughs, new products offerings, increased advertising, marketing and promotional spending and marketing and promotional successes by competitors, including increases in share in the mass retail channel;

(ii)	in addition to the items discussed in (i) above, the effects of and changes in economic conditions (such as inflation, monetary conditions and foreign currency fluctuations, as well as in trade, monetary, fiscal and tax policies in international markets) and political conditions (such as military actions and terrorist activities);

(iii)	unanticipated costs or difficulties or delays in completing projects associated with the continued execution of the Company’s business strategy or lower than expected revenues or the inability to achieve profitability as a result of such strategy, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more of the Company’s brands or product lines, launching of new product lines, including difficulties or delays, or higher than expected expenses, including for returns, in launching its new products, acquiring businesses or brands, further refining its approach to retail merchandising, and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company’s manufacturing, sourcing, supply chain or organizational size and structure;

(iv)	difficulties, delays or unanticipated costs in executing the Company’s business strategy, which could affect the Company’s ability to achieve its objectives as set forth in clause (iv) above, such as (a) less than effective new product development (including less than anticipated benefits from the Company’s process for the continuous development and evaluation of new product concepts), less than anticipated profitable net sales growth over time, less than expected growth of the Revlon or Almay brands and/or in women’s hair color, beauty tools and/or anti-perspirants/deodorants, such as due to less than expected acceptance of the Company’s new or existing products under these brands and lines by consumers and/or retail customers, less than expected acceptance of the Company’s advertising, promotion and/or marketing plans by the Company’s consumers and/or retail customers, disruptions, delays or difficulties in executing the Company’s business strategy, less than expected investment in brand support, greater than expected competitive investment or less than anticipated benefits from the Company’s new integrated organizational structure in the U.S., such as less than anticipated growth or profitability in the Company’s U.S. business; (b) difficulties, delays or the inability to improve the execution of its strategies and plans and/or build organizational capability, recruit and retain skilled people, provide employees with opportunities to develop professionally, provide employees who have demonstrated capability with new and expanded responsibilities or roles and/or reward the Company’s employees for success, including less than expected benefits from the Company’s U.S. region organizational changes, such as less than anticipated growth or profitability in the Company’s U.S. business; (c) difficulties, delays or unanticipated costs in connection with the Company’s plans to strengthen its international business further, such as due to higher than anticipated levels of investment required to support and build the Company’s brands globally or less than anticipated results from the Company’s national and multi-national brands; (d) difficulties, delays or unanticipated costs in connection with improving operating profit margins and cash flow over time and realizing continuing sustainable benefits from restructuring actions, such as difficulties, delays or the inability to take actions intended to improve sales returns, cost of goods sold, general and administrative expenses, in working capital management and/or growth in net sales; and/or (e) difficulties, delays or unanticipated costs in, or the Company’s inability to improve its capital structure, including higher than expected costs such as due to higher interest rates;

(v)	difficulties, delays or the Company’s inability to bring to market its innovative new product offerings and manage the Company’s product portfolio for profitable growth over time with its process for the continuous development and evaluation of new product concepts, formed in 2007 and led by senior executives in marketing, sales, product development, operations and finance, such as due to less than effective new product development and/or less than expected acceptance of the Company’s new products under the Company’s Revlon and Almay brands and lines by consumers and/or retail customers;

(vi)	difficulties, delays or the Company’s inability to build and leverage its established brands, particularly its Revlon brand, including by less than expected growth of the Revlon brand, less than expected acceptance of the Company’s creative and brand marketing plans by the Company’s consumers and/or retail consumer, less than effective research and development and/or new product development, including with respect to the Company’s process for the continuous development and evaluation of new product concepts, and/or less than expected acceptance of the Company’s new or exising products under the Revlon brand by consumers and/or retail customers;

(vii)	difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company’s restructuring activities, such as less than anticipated sustained annualized cost base reductions or other benefits from the 2007 Programs and/or 2006 Programs and the risk that the 2007 Programs and/or the 2006 Programs may not satisfy the Company’s objectives as set forth in clause (vii) above;

(viii)	lower than expected operating revenues, cash on hand and/or funds available under the 2006 Revolving Credit Agreement and/or other permitted lines of credit or higher than anticipated operating expenses, such as referred to in clause (x) below;

(ix)	the unavailability of funds under Products Corporation’s 2006 Revolving Credit Agreement or other permitted lines of credit, or from restructuring indebtedness or capital contributions or loans from MacAndrews & Forbes, Revlon, Inc. or the Company’s other affiliates and/or third parties and/or the sale of additional debt securities of Products Corporation;

(x)	higher than expected operating expenses, sales returns, working capital expenses, permanent wall display costs, capital expenditures, restructuring costs, executive severance not otherwise included in the Company’s restructuring programs, debt service payments, regularly scheduled cash pension plan contributions and/or post-retirement benefit plan contributions, purchases of permanent wall displays and/or capital expenditures;

(xi)	interest rate or foreign exchange rate changes affecting the Company and its market-risk sensitive financial instruments, including less than anticipated benefits or other unanticipated effects of the floating-to-fixed interest rate swap transaction which Products Corporation entered into in September 2007 or difficulties, delays or the inability of the counterparty to perform the transaction;

(xii)	unanticipated effects of the Company’s adoption of certain new accounting standards; and

(xiii)	difficulties, delays or the inability of the Company to efficiently manage its cash and working capital.

Factors other than those listed above could also cause the Company’s results to differ materially from expected results. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.

Item 11.    Executive Compensation

Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.

Item 14.    Principal Accountant Fees and Services

AUDIT FEES

The Board of Directors of Revlon, Inc. (Revlon, Inc. owns 100% of Products Corporation’s common stock) maintains an Audit Committee in accordance with applicable SEC rules and the NYSE’s listing standards. In accordance with the charter of Revlon, Inc.’s Audit Committee, a printable and current copy of which is available at www.revloninc.com, Revlon, Inc.’s Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of Revlon, Inc.’s and Products Corporation’s independent auditors for the purpose of preparing and issuing its audit report or performing other audit, review or attest services for Revlon, Inc. and Products Corporation. The independent auditors, KPMG LLP, report directly to Revlon, Inc.’s Audit Committee, and Revlon, Inc.’s Audit Committee is directly responsible for, among other things, reviewing in advance, and granting any appropriate pre-approvals of, (a) all auditing services to be provided by the independent auditor and (b) all non-audit services to be provided by the independent auditor (as permitted by the Exchange Act), and in connection therewith to approve all fees and other terms of engagement, as required by the applicable rules of the Exchange Act and subject to the exemptions provided for in such rules. Revlon, Inc.’s Audit Committee has an Audit Committee Pre-Approval Policy for pre-approving all permissible audit and non-audit services performed by KPMG LLP. In 2005, the Audit Committee approved the Audit Committee Pre-Approval Policy for 2006, in 2006, the Audit Committee approved the Audit Committee Pre-Approval Policy for 2007 and in 2007 the Audit Committee pre-approved the Audit Committee Pre-Approval Policy for 2008, a printable and current copy of which is available at www.revloninc.com.

The aggregate fees billed for professional services by KPMG LLP in 2007 and 2006 for these various services for Revlon, Inc. and Products Corporation in the aggregate were (in millions):

Types of Fees	2007	2006
Audit Fees	$4.9	$4.7
Audit-Related Fees	0.1	0.2
Tax Fees	0.5	0.4
All Other Fees	—	—
TOTAL FEES	5.5	5.3

In the above table, in accordance with the SEC definitions and rules, (a) ‘‘audit fees’’ are fees the Company paid KPMG LLP for professional services rendered for the audits of (i) Revlon, Inc.’s and Products Corporation’s annual financial statements, (ii) the effectiveness of Revlon, Inc.’s internal control over financial reporting and (iii) the review of financial statements included in Revlon, Inc.’s and Products

Corporation’s Quarterly Reports on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements; (b) ‘‘audit-related fees’’ are fees billed by KPMG LLP for assurance and related services that are traditionally performed by the auditor, including services performed by KPMG LLP related to employee benefit plan audits and certain equity issuances, including the $110 Million Rights Offering consummated by Revlon, Inc. in March 2006 and the $100 Million Rights Offering consummated by Revlon Inc. in January 2007, and attest services not required by statute or regulation; (c) ‘‘tax fees’’ are fees for permissible tax compliance, tax advice and tax planning; and (d) ‘‘all other fees’’ are fees billed by KPMG LLP to the Company for any permissible services not included in the first three categories.

All of the services performed by KPMG LLP for the Company during 2007 and 2006 were either expressly pre-approved by Revlon, Inc.’s Audit Committee or were pre-approved in accordance with Revlon, Inc.’s Audit Committee’s Pre-Approval Policy, and Revlon, Inc.’s Audit Committee was provided with regular updates as to the nature of such services and fees paid for such services.

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
(1) Consolidated Financial Statements and Independent Auditors’ Report included herein: See Index on page F-1.
(2) Financial Statement Schedule: See Index on page F-1.
All other schedules are omitted as they are inapplicable or the required information is furnished in the Company’s Consolidated Financial Statements or the Notes thereto.
(3) List of Exhibits:
3 .	Certificate of Incorporation and By-laws.
3.1	Restated Certificate of Incorporation of Products Corporation, dated May 13, 2004 (incorporated by reference to Exhibit 3.1 to Products Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the SEC on May 17, 2004).
3.2	Amended and Restated By-Laws of Products Corporation dated as of June 5, 2002 (incorporated by reference to Exhibit 3.3 to Products Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed with the SEC on August 14, 2002).
4 .	Instruments Defining the Rights of Security Holders, Including Indentures.
4.1	Credit Agreement, dated as of July 9, 2004, among Revlon Consumer Products Corporation (‘‘Products Corporation’’) and certain local borrowing subsidiaries, as borrowers, the lenders and issuing lenders party thereto, Citicorp USA, Inc., as term loan administrative agent, Citicorp USA, Inc. as multi-currency administrative agent, Citicorp USA, Inc., as collateral agent, UBS Securities LLC, as syndication agent, and Citigroup Global Markets Inc., as sole lead arranger and sole bookrunner (the ‘‘2004 Credit Agreement’’) (incorporated by reference to Exhibit 4.34 to Products Corporation’s Current Report on Form 8-K filed with the SEC on July 13, 2004).
4.2	First Amendment dated February 15, 2006 to the 2004 Credit Agreement (incorporated by reference to Exhibit 10.2 to Products Corporation’s Current Report on Form 8-K filed with the SEC on February 17, 2006).
4.3	Second Amendment dated as of July 28, 2006 to the 2004 Credit Agreement (incorporated by reference to Exhibit 4.1 to Products Corporation’s Current Report on Form 8-K filed with the SEC on July 28, 2006).
4.4	Third Amendment dated as of September 29, 2006 to the 2004 Credit Agreement, (incorporated by reference to Exhibit 4.1 of Products Corporation’s Current Report on Form 8-K filed with the SEC on September 29, 2006).
4.5	Fourth Amendment, dated as of December 20, 2006, to the 2004 Credit Agreement, (incorporated by reference to Exhibit 4.2 to Products Corporation’s Current Report on Form 8-K filed with the SEC on December 21, 2006 (the ‘‘Products Corporation December 21, 2006 Form 8-K’’)).
4.6	Amended and Restated Pledge and Security Agreement, dated as of December 20, 2006 among Revlon, Inc., Products Corporation and the additional grantors party thereto, in favor of Citicorp USA, Inc. as collateral agent for the secured parties (incorporated by reference to Exhibit 4.3 to the Products Corporation December 21, 2006 Form 8-K).

4.7	Amended and Restated Intercreditor and Collateral Agency Agreement, dated as of December 20, 2006 among Citicorp USA, Inc., as administrative agent for the multi-currency lenders and issuing lenders, Citicorp USA, Inc., as administrative agent for the term loan lenders, Citicorp USA, Inc., as collateral agent for the secured parties, Revlon, Inc., Products Corporation and each other loan party (incorporated by reference to Exhibit 4.4 to the Products Corporation December 21, 2006 Form 8-K).
4.8	Term Loan Agreement, dated as of December 20, 2006 among Products Corporation, as borrower, the lenders party thereto, Citicorp USA, Inc., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., as syndication agent, and Citigroup Global Capital Markets Inc., as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 4.1 to the Products Corporation December 21, 2006 Form 8-K).
4.9	Indenture, dated as of February 1, 1998, between Products Corporation (as successor to Revlon Escrow Corp,) and U.S. Bank Trust National Association, as trustee, relating to the 8 5/8% Senior Subordinated Notes due 2008 (as amended, the ‘‘8 5/8% Senior Subordinated Notes Indenture’’) (incorporated by reference to Exhibit 4.3 to the Registration Statement on Products Corporation’s Form S-1 filed with the SEC on March 12, 1998, File No. 333-47875 (the ‘‘Products Corporation March 1998 Form S-1’’)).
4.10	First Supplemental Indenture, dated March 4, 1998, among Products Corporation, Revlon Escrow Corp. and U.S. Bank Trust National Association, as trustee, amending the 8 5/8% Senior Subordinated Notes Indenture (incorporated by reference to Exhibit 4.4 to the Products Corporation March 1998 Form S-1).
4.11	Second Supplemental Indenture, dated as of February 11, 2004, among Products Corporation, U.S. Bank Trust National Association, as trustee, and Revlon, Inc. as guarantor, amending the 8 5/8% Senior Subordinated Notes Indenture (incorporated by reference to Exhibit 4.31 of Revlon, Inc.’s Current Report on Form 8-K filed with the SEC on February 12, 2004).
4.12	Indenture, dated as of March 16, 2005, between Products Corporation and U.S. Bank National Association, as trustee, relating to Products Corporation’s 9½% Senior Notes due 2011 (incorporated by reference to Exhibit 4.12 to Products Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2004 filed with the SEC on April 12, 2005).
10 .	Material Contracts.
10.1	Tax Sharing Agreement, dated as of June 24, 1992, among MacAndrews & Forbes Holdings, Revlon, Inc., Products Corporation and certain subsidiaries of Products Corporation, as amended and restated as of January 1, 2001 (incorporated by reference to Exhibit 10.2 to Products Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC on February 25, 2002).
10.2	Tax Sharing Agreement, dated as of March 26, 2004, by and among Revlon, Inc., Products Corporation and certain subsidiaries of Products Corporation (incorporated by reference to Exhibit 10.25 to Products Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the SEC on May 17, 2004).
10.3	Employment Agreement, dated as of April 27, 2007 between Products Corporation and David L. Kennedy (incorporated by reference to Exhibit 10.1 to Revlon, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the SEC on May 8, 2007 (the ‘‘Revlon, Inc. 2007 First Quarter Form 10-Q’’)).
10.4	Employment Agreement, dated as of April 27, 2007, between Products Corporation and Alan T. Ennis (incorporated by reference to Exhibit 10.2 to the Revlon, Inc. 2007 First Quarter Form 10-Q).

10.5		Employment Agreement, dated as of April 27, 2007, between Products Corporation and Robert K. Kretzman (incorporated by reference to Exhibit 10.3 to the Revlon, Inc. 2007 First Quarter Form 10-Q).
10.6		Third Amended and Restated Revlon, Inc. Stock Plan (as amended, the ‘‘Stock Plan’’) (incorporated by reference to Exhibit 4.1 to Revlon, Inc.’s Registration Statement on Form S-8 filed with the SEC on December 10, 2007).
10.7		Form of Nonqualified Stock Option Agreement under the Stock Plan (incorporated by reference to Exhibit 10.7 to Revlon, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 5, 2008).
10.8		Form of Restricted Stock Agreement under the Stock Plan (incorporated by reference to Exhibit 10.8 to Revlon, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 5, 2008).
10.9		Revlon Executive Bonus Plan (incorporated by reference to Exhibit 10.15 to Products Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed with the SEC on August 9, 2005).
10.10		Amended and Restated Revlon Pension Equalization Plan, amended and restated as of December 14, 1998 (incorporated by reference to Exhibit 10.15 to Revlon, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 filed with the SEC on March 3, 1999).
10.11		Executive Supplemental Medical Expense Plan Summary, dated July 2000 (incorporated by reference to Exhibit 10.10 to Revlon, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 21, 2003).
10.12		Benefit Plans Assumption Agreement, dated as of July 1, 1992, by and among Revlon Holdings, Revlon, Inc. and Products Corporation (incorporated by reference to Exhibit 10.25 to Products Corporation’s Annual Report on Form 10-K for the year ended December 31, 1992 filed with the SEC on March 12, 1993).
10.13		Revlon Executive Severance Pay Plan (incorporated by reference to Exhibit 10.4 to Revlon, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the SEC on November 7, 2006).
10.14		Stockholders Agreement, dated as of February 20, 2004, by and between Revlon, Inc. and Fidelity Management & Research Company (incorporated by reference to Exhibit 10.29 to Revlon, Inc.’s Current Report on Form 8-K filed with the SEC on February 23, 2004).
10.15		MacAndrews & Forbes Senior Subordinated Term Loan Agreement, dated as of January 30, 2008, between Products Corporation and MacAndrews & Forbes Holdings Inc. (incorporated by reference to Exhibit 10.1 to Products Corporation’s Current Report on Form 8-K filed with the SEC on February 1, 2008).
10.16		Letter Agreement between Revlon, Inc. and MacAndrews & Forbes Holdings Inc., dated as of January 30, 2008 (incorporated by reference to Exhibit 10.2 to Revlon, Inc.’s Current Report on Form 8-K filed with the SEC on February 1, 2008).
21	.	Subsidiaries.
*21	.1	Subsidiaries of Revlon Consumer Products Corporation.

24	.	Powers of Attorney.
*24	.1	Power of Attorney executed by Ronald O. Perelman.
*24	.2	Power of Attorney executed by Barry F. Schwartz.
*24	.3	Power of Attorney executed by Alan S. Bernikow.
*24	.4	Power of Attorney executed by Edward J. Landau.
*31	.1	Certification of David L. Kennedy, Chief Executive Officer, dated March 5, 2008, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31	.2	Certification of Alan T. Ennis, Chief Financial Officer, dated March 5, 2008, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1 (furnished herewith)		Certification of David L. Kennedy, Chief Executive Officer, dated March 5, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (furnished herewith)		Certification of Alan T. Ennis, Chief Financial Officer, dated March 5, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
Revlon Consumer Products Corporation:

We have audited the accompanying consolidated balance sheets of Revlon Consumer Products Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholder’s deficiency and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed on the index on page F-1. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Revlon Consumer Products Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes’’ as of January 1, 2007, Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123(R), ‘‘Share-Based Payment’’, as of January 1, 2006, and SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statement No. 87, 88, 106 and 132(R)’’, as of December 31, 2006 for the recognition and disclosure provisions and as of January 1, 2007 for the measurement date provisions.

/s/ KPMG LLP

New York, New York
March 5, 2008

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$46.8	$35.4
Trade receivables, less allowance for doubtful accounts of $4.3 and $4.0 as of December 31, 2007 and 2006, respectively	202.7	207.8
Inventories	169.1	186.5
Prepaid expenses and other	73.0	70.4
Total current assets	491.6	500.1
Property, plant and equipment, net	113.7	115.3
Other assets	118.2	142.4
Goodwill, net	186.2	186.2
Total assets	$909.7	$944.0
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current liabilities:
Short-term borrowings	$2.1	$9.6
Current portion of long-term debt	6.5	—
Accounts payable	89.7	95.1
Accrued expenses and other	250.4	272.4
Total current liabilities	348.7	377.1
Long-term debt	1,432.4	1,501.8
Long-term pension and other post-retirement plan liabilities	112.4	175.7
Other long-term liabilities	77.8	107.0
Stockholder’s deficiency:
Preferred stock, par value $1.00 per share; 1,000 shares authorized, 546 shares issued and outstanding as of December 31, 2007 and 2006, respectively	54.6	54.6
Common Stock, par value $1.00 per share; 10,000 shares authorized and 5,260 shares issued and outstanding as of December 31, 2007 and 2006, respectively	—	—
Additional paid-in capital	926.0	820.4
Accumulated deficit	(1,953.5)	(1,968.4)
Accumulated other comprehensive loss	(88.7)	(124.2)
Total stockholder’s deficiency	(1,061.6)	(1,217.6)
Total liabilities and stockholder’s deficiency	$909.7	$944.0

See Accompanying Notes to Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)

	Year Ended December 31,
	2007	2006	2005
Net sales	$1,400.1	$1,331.4	$1,332.3
Cost of sales	522.9	545.5	508.1
Gross profit	877.2	785.9	824.2
Selling, general and administrative expenses	741.9	802.1	750.2
Restructuring costs and other, net	7.3	27.4	1.5
Operating income (loss)	128.0	(43.6)	72.5
Other expenses (income):
Interest expense	136.3	148.8	130.0
Interest income	(2.0)	(1.1)	(3.9)
Amortization of debt issuance costs	3.3	7.5	6.9
Foreign currency (gains) losses, net	(6.8)	(1.5)	0.5
Loss on early extinguishment of debt	0.1	23.5	9.0
Miscellaneous, net	(1.8)	3.8	(0.5)
Other expenses, net	129.1	181.0	142.0
Loss before income taxes	(1.1)	(224.6)	(69.5)
Provision for income taxes	7.9	19.9	8.3
Net loss	$(9.0)	$(244.5)	$(77.8)

See Accompanying Notes to Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIENCY
AND COMPREHENSIVE LOSS
(dollars in millions)

	Preferred Stock	Additional Paid-In-Capital (Capital Deficiency)	Accumulated Deficit	Accumulated Other Comprehensive Loss(b)	Total Stockholder’s Deficiency
Balance, January 1, 2005	$54.6	$694.0	$(1,646.1)	$(124.3)	$(1,021.8)
Amortization of deferred compensation for restricted stock		5.8			5.8
Comprehensive loss:
Net loss			(77.8)		(77.8)
Adjustment for minimum pension liability				6.7	6.7
Revaluation of foreign currency forward exchange contracts				2.4	2.4
Currency translation adjustment				(6.5)	(6.5)
Total comprehensive loss					(75.2)
Balance, December 31, 2005	54.6	699.8	(1,723.9)	(121.7)	(1,091.2)
Capital contribution from direct parent, net		107.5			107.5
Stock option compensation		7.1			7.1
Amortization of deferred compensation for restricted stock		6.0			6.0
Comprehensive loss:
Net loss			(244.5)		(244.5)
Revaluation of foreign currency forward exchange contracts				(0.1)	(0.1)
Currency translation adjustment				3.2	3.2
Adjustment for minimum pension liability (a)				19.0	19.0
Total comprehensive loss (b)					(222.4)
Net adjustment to initially apply SFAS No. 158, net of tax (b)				(24.6)	(24.6)
Balance, December 31, 2006	54.6	820.4	(1,968.4)	(124.2)	(1,217.6)
SFAS No. 158 adjustment (c)			(2.9)	10.3	7.4
Adjustment for adoption of FIN 48 (d)			26.8		26.8
Adjusted balance, January 1, 2007	54.6	820.4	(1,944.5)	(113.9)	(1,183.4)
Capital contribution from direct parent, net		98.9			98.9
Stock option compensation		1.5			1.5
Amortization of deferred compensation for restricted stock		5.2			5.2
Comprehensive loss:
Net loss			(9.0)		(9.0)
Revaluation of financial derivative instruments (e)				(1.7)	(1.7)
Currency translation adjustment				(2.0)	(2.0)
Amortization under SFAS No. 158 (f)				28.9	28.9
Total comprehensive loss					16.2
Balance, December 31, 2007	$54.6	$926.0	$(1,953.5)	$(88.7)	$(1,061.6)
(a)	Amount relates to the 2006 adjustment for minimum pension liability in accordance with SFAS No. 87, ‘‘Employers’ Accounting for Pensions’’. (See Note 11, ‘‘Savings Plan, Pension and Post-retirement Benefits’’).
(b)	In December 2006, the Company adopted SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans’’ (‘‘SFAS No. 158’’). As a result, a net adjustment of $(24.6) million was recorded to the ending balance of Accumulated Other Comprehensive Loss. The Company has adjusted the presentation of 2006 Total Comprehensive Loss to separately report the $19.0 million adjustment for minimum pension liability and the $(24.6) million adjustment for the initial adoption of SFAS No. 158. (See Note 11, ‘‘Savings Plan, Pension and Post-retirement Benefits’’).
(c)	Due to the Company’s early adoption of the provisions under SFAS No. 158, effective as of January 1, 2007 requiring a measurement date for determining defined benefit plan assets and obligations using the Company’s fiscal year end of December 31st, rather than using a September 30th measurement date, the Company recognized a net reduction to the beginning balance of Accumulated Other Comprehensive Loss of $10.3 million, as set forth in the table above, which is comprised of (1) a $9.4 million reduction to Accumulated Other Comprehensive Loss due to the revaluation of the pension liability as a result of the change in the measurement date and (2) a $0.9 million reduction to Accumulated Other Comprehensive Loss of amortization of prior service costs, actuarial gains/losses and return on assets over the period from October 1, 2006 to December 31, 2006. In addition, the Company recognized a $2.9 million increase to the beginning balance of Accumulated Deficit, as set forth in the table above, which represents the total net periodic benefit costs incurred from October 1, 2006 to December 31, 2006. (See Note 11, ‘‘Savings Plan, Pension and Post-retirement Benefits’’).
(d)	Due to the Company’s adoption of FIN 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109’’ effective for the fiscal year beginning January 1, 2007, the Company reduced its total tax reserves by $26.8 million, which resulted in a corresponding reduction to the accumulated deficit component of Accumulated Other Comprehensive Loss, as set forth in the table above. (See Note 10, ‘‘Income Taxes’’).
(e)	Due to the Company’s use of derivative financial instruments, the net amount of hedge accounting derivative losses recognized by the Company, as set forth in the table above, pertains to (1) the reversal of $0.4 million of net losses accumulated in Accumulated Other Comprehensive Loss at January 1, 2007 upon the Company’s election during the fiscal quarter ended March 31, 2007 to discontinue the application of hedge accounting under SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’ for certain derivative financial instruments, as the Company no longer designates its foreign currency forward exchange contracts as hedging instruments; the reversal of a $0.4 million gain pertaining a net receipt settlement in December 2007 under the terms of Products Corporation’s floating-to-fixed interest rate swap transaction, executed in September 2007, with a notional amount of $150 million relating to indebtedness under Products Corporation’s 2006 Term Loan Facility and (2) $1.7 million of net losses accumulated in Accumulated Other Comprehensive Loss pertaining to the change in fair value of the above-mentioned floating-to fixed interest rate swap. The Company has designated the floating-to-fixed interest rate swap as a hedging instrument and accordingly applies hedge accounting under SFAS No. 133 to such swap transaction. (See Note 9, ‘‘Financial Instruments’’ to the Consolidated Financial Statements and the discussion of Critical Accounting Policies in this Form 10-K).
(f)	Amount represents a reduction in Accumulated Other Comprehensive Loss as a result of the amortization of unrecognized prior service costs and actuarial gains/losses arising during 2007 related to the Company’s pension and other post-retirement plans. (See Note 13, ‘‘Accumulated Other Comprehensive Loss’’).

See Accompanying Notes to Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9.0)	$(244.5)	$(77.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	100.1	122.8	102.9
Amortization of debt discount	0.6	0.6	0.2
Stock compensation amortization	6.7	13.1	5.8
Loss on early extinguishment of debt	0.1	23.5	9.0
Change in assets and liabilities:
Decrease (increase) in trade receivables	10.8	77.9	(86.5)
Decrease (increase) in inventories	22.1	36.5	(69.8)
Decrease in prepaid expenses and other current assets	0.7	(6.6)	(3.3)
(Decrease) increase in accounts payable	(5.6)	(29.9)	22.0
(Decrease) increase in accrued expenses and other current liabilities	(77.5)	(69.0)	12.9
Purchase of permanent displays	(50.0)	(98.7)	(69.6)
Other, net	4.8	35.6	14.5
Net cash provided by (used in) operating activities	3.8	(138.7)	(139.7)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20.0)	(22.4)	(25.8)
Investment in debt defeasance trust	—	—	(197.9)
Liquidation of investment in debt defeasance trust	—	—	197.9
Payment received on note from parent	—	—	10.0
Proceeds from the sale of certain assets	2.4	—	—
Net cash used in investing activities	(17.6)	(22.4)	(15.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(9.9)	(9.1)	(8.8)
(Repayment) borrowings under the 2006 Revolving Credit Facility, net	(14.0)	57.5	—
Borrowings under the 2004 Term Loan Facility	—	100.0
Borrowings under the 2006 Term Loan Facility	—	840.0	—
Proceeds from the issuance of long-term debt	0.7	—	386.2
Repayment of long-term debt	(50.2)	(917.8)	(297.9)
Capital contribution from direct parent, net	98.9	107.5	—
Payment of financing costs	(0.9)	(14.8)	(12.0)
Net cash provided by financing activities	24.6	163.3	67.5
Effect of exchange rate changes on cash and cash equivalents	0.6	0.8	(0.4)
Net increase (decrease) in cash and cash equivalents	11.4	3.0	(88.4)
Cash and cash equivalents at beginning of period	35.4	32.4	120.8
Cash and cash equivalents at end of period	$46.8	$35.4	$32.4
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$137.6	$155.6	$123.5
Income taxes, net of refunds	$14.6	$12.5	$17.9

See Accompanying Notes to Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)

1.	SUMMARY OF Significant Accounting Policies

Principles of Consolidation and Basis of Presentation:

Revlon Consumer Products Corporation (‘‘Products Corporation’’ and together with its subsidiaries, the ‘‘Company’’) operates in a single segment and manufactures and sells an extensive array of cosmetics, women’s hair color, beauty tools, fragrances, skincare, anti-perspirants/deodorants and other personal care products. The Company’s principal customers include large mass volume retailers and chain drug stores in the U.S., as well as certain department stores and other specialty stores, such as perfumeries, outside the U.S. The Company also sells beauty products to U.S. military exchanges and commissaries and has a licensing business, pursuant to which the Company licenses certain of its key brand names to third parties for complementary beauty-related products and accessories.

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

Cash and Cash Equivalents:

Cash equivalents are primarily investments in high-quality, short-term money market instruments with original maturities of three months or less and are carried at cost, which approximates fair value. Cash equivalents were $9.1 million and $5.1 million as of December 31, 2007 and 2006, respectively. Accounts payable includes $7.4 million and $9.1 million of outstanding checks not yet presented for payment at December 31, 2007 and 2006, respectively.

In accordance with borrowing arrangements with certain financial institutions, Products Corporation is permitted to borrow against its cash balances. The cash available to Products Corporation is the net of the cash position less amounts supporting these short-term borrowings. The cash balances and related borrowings are shown gross in the Company’s Consolidated Balance Sheets. As of December 31, 2007 and 2006, the Company had nil and $2.7 million, respectively, of cash supporting such short-term borrowings. (See Note 7, ‘‘Short-Term Borrowings’’).

Accounts Receivable:

Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by an allowance for doubtful accounts for balances which are estimated to be uncollectible at December 31, 2007 and 2006, respectively. The Company grants credit terms in the normal course of business to its customers. Trade credit is extended based upon periodically updated evaluations of each customer’s ability to perform its obligations. The Company does not normally require collateral or other security to support credit sales. The allowance for doubtful accounts is determined based on historical experience and ongoing evaluations of the Company’s receivables and evaluations of the risks of payment. Accounts receivable balances are recorded against the allowance for doubtful accounts when they are deemed uncollectible. Recoveries of accounts receivable previously recorded against the allowance are recorded in the Consolidated Statements of Operations when received. At December 31, 2007 and 2006, the Company’s three largest customers accounted for an aggregate of approximately 34% and 32%, respectively, of outstanding accounts receivable.

Inventories:

Inventories are stated at the lower of cost or market value. Cost is principally determined by the first-in, first-out method. The Company records adjustments to the value of inventory based upon its forecasted plans to sell its inventories, as well as planned product discontinuances. The physical condition (e.g., age and quality) of the inventories is also considered in establishing the valuation. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, return levels or competitive conditions differ from the Company’s estimates and expectations.

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

Included in other assets are net permanent wall displays amounting to approximately $78.5 million and $103.9 million as of December 31, 2007 and 2006, respectively, which are amortized over a period of 1 to 3 years in the U.S. and generally over 3 to 5 years outside of the U.S. In the event of product discontinuances, from time to time the Company may accelerate the amortization of related permanent wall displays based on the estimated remaining useful life of the asset. Amortization expense for permanent wall displays for 2007, 2006 and 2005 was $74.0 million, $85.8 million and $70.4 million, respectively. The Company has included, in other assets, net costs related to the issuance of Products Corporation’s debt instruments amounting to approximately $19.1 million and $22.2 million as of December 31, 2007 and 2006, respectively, which are amortized over the terms of the related debt instruments. In addition, the Company has included, in other assets, trademarks, net, of $7.8 million and $8.2 million as of December 31, 2007 and 2006, respectively, and patents, net, of $0.8 million and $1.4 million as of December 31, 2007 and 2006, respectively. Patents and trademarks are recorded at cost and amortized ratably over approximately 10 to 17 years. Amortization expense for patents and trademarks for 2007, 2006 and 2005 was $1.9 million, $2.2 million and $2.0 million, respectively.

Intangible Assets Related to Businesses Acquired:

Intangible assets related to businesses acquired principally consist of goodwill, which represents the excess purchase price over the fair value of assets acquired. The Company accounts for its goodwill and intangible assets in accordance with SFAS No. 142, ‘‘Goodwill and Other Intangible Assets’’, and does not amortize its goodwill. The Company reviews its goodwill for impairment at least annually, or whenever events or changes in circumstances would indicate possible impairment in accordance with SFAS No. 142. The Company performs its annual impairment test of goodwill as of September 30 and performed the annual test as of each of September 30, 2007 and 2006 and concluded that no impairment existed at either date. The Company operates in one reportable segment, which is also the only reporting unit for purposes of SFAS No. 142. Since the Company currently only has one reporting unit, all of the goodwill has been assigned to the enterprise as a whole. The Company compared its estimated fair value of goodwill as measured by, among other factors, its market capitalization to its net assets and since the fair value of goodwill was substantially greater than the Company’s net assets, the Company concluded that as of December 31, 2007 there was no impairment of goodwill. The amount outstanding for goodwill, net, was $186.2 million and $186.2 million at December 31, 2007 and 2006, respectively. Accumulated amortization of goodwill aggregated $117.3 million and $117.3 million at December 31, 2007 and 2006, respectively. Amortization of goodwill ceased as of January 1, 2002 upon the Company’s adoption of SFAS No. 142.

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

Revenue Recognition:

Sales are recognized when revenue is realized or realizable and has been earned. The Company’s policy is to recognize revenue when risk of loss and title to the product transfers to the customer. Net sales is comprised of gross revenues less expected returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions and coupons. These incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive. The Company allows customers to return their unsold products if and when they meet certain Company-established criteria as outlined in the Company’s trade terms. The Company regularly reviews and revises, when deemed necessary, its estimates of sales returns based primarily upon the historical rate of actual product returns, planned product discontinuances, new product launches, estimates of customer inventory and promotional sales, which would permit customers to return items based upon the Company’s trade terms. The Company records sales returns as a reduction to sales and cost of sales, and an increase to accrued liabilities and inventories. Returned products, which are recorded as inventories, are valued based upon the amount that the Company expects to realize upon their subsequent disposition. The physical condition and marketability of the returned products are the major factors considered by the Company in estimating realizable value. Actual returns, as well as realized values on returned products, may differ significantly, either favorably or unfavorably, from the Company’s estimates if factors such as product discontinuances, customer inventory levels or competitive conditions differ from the Company’s estimates and expectations and, in the case of actual returns, if economic conditions differ significantly from the Company’s estimates and expectations. Revenues derived from licensing arrangements, including any pre-payments, are recognized in the period in which they become due and payable, but not before the initial license term commences.

Cost of sales includes all of the costs to manufacture the Company’s products. For products manufactured in the Company’s own facilities, such costs include raw materials and supplies, direct labor and factory overhead. For products manufactured for the Company by third-party contractors, such costs represent the amounts invoiced by the contractors. Cost of sales also includes the cost of refurbishing products returned by customers that will be offered for resale and the cost of inventory write-downs associated with adjustments of held inventories to net realizable value. These costs are reflected in the statement of operations when the product is sold and net sales revenues are recognized or, in the case of inventory write-downs, when circumstances indicate that the carrying value of inventories is in excess of its recoverable value. Additionally, cost of sales reflects the costs associated with any free products. These incentive costs are recognized on the later of the date that the Company recognizes the related revenue or the date on which the Company offers the incentive.

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

Income Taxes:

Income taxes are calculated using the asset and liability method in accordance with the provisions of SFAS No. 109, ‘‘Accounting for Income Taxes’’ (‘‘SFAS No. 109’’).

Effective as of January 1, 2007, the Company adopted FASB Interpretation No. 48 (‘‘FIN 48’’), ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109’’. This interpretation provides guidance on recognition and measurement for uncertainties in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Research and Development:

Research and development expenditures are expensed as incurred. The amounts charged against earnings in 2007, 2006 and 2005 for research and development expenditures were $24.4 million, $24.4 million and $26.1 million, respectively.

Foreign Currency Translation:

Assets and liabilities of foreign operations are translated into U.S. dollars at the rates of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rates prevailing during each period presented. Gains and losses resulting from foreign currency transactions are included in the results of operations. Gains and losses resulting from translation of financial statements of foreign subsidiaries and branches operating in non-hyperinflationary economies are recorded as a component of accumulated other comprehensive loss until either sale or upon complete or substantially complete liquidation by the Company of its investment in a foreign entity. To the extent that foreign subsidiaries and branches operate in hyperinflationary economies, non-monetary assets and liabilities are translated at historical rates and translation adjustments are included in the results of operations.

Classes of Stock:

Products Corporation designated 1,000 shares of preferred stock as the ‘‘Series A Preferred Stock’’, of which 546 shares are outstanding and all of which are held by Revlon, Inc. The holder of the Series A Preferred Stock is not entitled to receive any dividends. The Series A Preferred Stock is entitled to a liquidation preference of $100,000 per share before any distribution is made to the holder of Products Corporation’s common stock. The holder of the Series A Preferred Stock does not have any voting rights, except as required by law. The Series A Preferred Stock may be redeemed at any time by Products Corporation, at its option, for $100,000 per share. However, the terms of Products Corporation’s various debt agreements currently restrict Products Corporation’s ability to effect such redemption.

Stock-Based Compensation:

Prior to January 1, 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board (‘‘APB’’) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB No. 25’’) and related interpretations in accounting for stock options granted. Under the intrinsic value method, no compensation expense was recognized in fiscal periods ended prior to January 1, 2006 if the exercise price of the Company’s employee stock options was greater than or equal to the market price of Revlon, Inc.’s Class A Common Stock on the date of the grant. As all options granted under the Stock Plan (as hereinafter defined) had an exercise price equal to the market value of the underlying Class A Common Stock, with a par value of $0.01 per share (the ‘‘Class A Common Stock’’), on the date of grant, no compensation expense was recognized in the accompanying consolidated statements of operations for the fiscal periods ended on or before December 31, 2005 in respect of stock options granted to employees under the Stock Plan.

Effective as of January 1, 2006, the Company adopted Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123(R), ‘‘Share-Based Payment’’ (‘‘SFAS No. 123(R)’’). This statement replaces SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS No. 123’’) and supersedes APB No. 25. SFAS No. 123(R) requires that effective for fiscal periods ending after December 31, 2005 all stock-based compensation be recognized as an expense, net of the effect of expected forfeitures, in the financial statements and that such expense be measured at the fair value of the Company’s stock-based awards and generally recognized over the grantee’s required service period. The Company uses the modified prospective method of application, which requires recognition of compensation expense on a prospective basis. Therefore, the Company’s financial statements for fiscal periods ended on or before December 31, 2005 have not been restated to reflect compensation expense in respect of awards of stock options under the Stock Plan. Under this method, in addition to reflecting compensation expense for new share-based awards granted on or after January 1, 2006, expense is also recognized to reflect the remaining service period (generally, the vesting period of the award) of awards that had been included in the Company’s pro forma disclosures in fiscal periods ended on or before December 31, 2005. For stock option awards, the Company has continued to recognize stock option compensation expense using the accelerated attribution method under FASB Financial Interpretation Number (‘‘FIN’’) 28, ‘‘Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans’’. For stock option awards granted after January 1, 2006, the Company recognizes stock option compensation expense based on the estimated grant date fair value using the Black-Scholes option valuation model using a straight-line amortization method. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the year ended December 31, 2007, no adjustments have been made to the cash flow statement, as any excess tax benefits that would have been realized have been fully provided for, given the Company’s historical losses and deferred tax valuation allowance.

Derivative Financial Instruments:

The Company uses derivative financial instruments, primarily foreign currency forward exchange contracts, to reduce the effects of fluctuations in foreign currency exchange rates and interest rate swap transactions to offset the effects of floating interest rates. The foreign currency forward exchange contracts are entered into primarily to hedge anticipated inventory purchases and certain intercompany payments denomiated in foreign currencies and have maturities of less than one year. In September 2007, Products Corporation executed a floating-to-fixed interest rate swap transaction to hedge against fluctuations in variable interest rate payments on $150 million notional amount in Products Corporation’s long-term debt under its 2006 Term Loan Facility (as hereinafter defined).

Foreign Currency Forward Exchange Contracts

While the Company continues to utilize derivative financial instruments, in the case of foreign currency forward exchange contracts, to reduce the effects of fluctuations in foreign currency exchange rates in connection with its inventory purchases and intercompany payments, during the fiscal quarter ended March 31, 2007 the Company elected to discontinue the application of hedge accounting under

Statement of Financial Accounting Standards (‘‘SFAS’’) No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’ (‘‘SFAS No. 133’’) effective as of January 1, 2007, in respect of such foreign currency contracts. Accordingly, effective as of January 1, 2007, the Company no longer designates its foreign currency forward exchange contracts as hedging instruments. By removing such designation, any changes in the fair value of Products Corporation’s foreign currency forward exchange contracts subsequent to the Company’s discontinuance of hedge accounting are recognized in earnings. Also, upon the removal of the hedging designation, any unrecognized gains (losses) accumulated in Accumulated Other Comprehensive Loss related to the Company’s prior application of hedge accounting in respect of such foreign currency contracts was fixed and was recognized in earnings as the underlying transactions pertaining to the derivative instrument occur. If the underlying transaction is not forecasted to occur, the related gain (loss) accumulated in Accumulated Other Comprehensive Loss is recognized in earnings immediately.

The original U.S. dollar notional amount of the foreign currency forward exchange contracts outstanding at December 31, 2007 and 2006 was $23.6 million and $42.5 million, respectively. At December 31, 2007, the change in the fair value of Products Corporation’s unexpired foreign forward exchange contracts subsequent to the Company’s discontinuance of hedge accounting effective as of January 1, 2007 was $0.1 million, which was recognized in earnings. During 2007, net losses of $2.2 million from expired derivative instruments were recognized into earnings and net derivative losses of $0.4 were reclassified from Accumulated Other Comprehensive Loss into earnings as a result of discontinuing the application of hedge accounting.

During 2006 and 2005, net derivative losses of $0.3 million and $2.2 million, respectively, were reclassified to the Statement of Operations. The fair value of the foreign currency foreign exchange contracts outstanding at December 31, 2007 and 2006 was $(0.3) million and $(0.4) million, respectively and is recorded in ‘‘Prepaid expenses and other’’ in the amount of $0.1 million and $0.6 million, respectively, and in ‘‘Accrued expenses and other’’ in the amount of $0.4 and $1.0 million, respectively in the accompanying Consolidated Balance Sheets. The amount of unrecognized losses accumulated in other comprehensive loss was nil and $0.4 at December 31, 2007 and 2006, respectively.

Interest Rate Swap Transaction

In September 2007, Products Corporation executed a floating-to-fixed interest rate swap transaction with a notional amount of $150.0 million over a period of two years relating to indebtedness under Products Corporation’s 2006 Term Loan Facility. The Company designated this interest rate swap transaction as a cash flow hedge of the variable interest rate payments on $150.0 million notional amount of indebtedness under Products Corporation’s 2006 Term Loan Facility. Under the terms of the interest rate swap transaction, Products Corporation is required to pay to the counterparty a quarterly fixed interest rate of 4.692% on the $150.0 million notional amount commencing in December 2007, while receiving a variable interest rate payment from the counterparty equal to three-month U.S. dollar LIBOR. While the Company is exposed to credit loss in the event of the counterparty’s non-performance, if any, the Company’s exposure is limited to the net amount that Products Corporation would have received from the counterparty over the remaining balance of the transaction’s two-year term. Given that the counterparty to the interest rate swap transaction is a major financial institution, the Company does not anticipate any non-performance and, furthermore, even in the case of any non-performance by the counterparty, the Company expects that any such loss would not be material.

Products Corporation’s interest rate swap transaction qualifies for hedge accounting treatment under SFAS No. 133 and has been designated as a cash flow hedge. Accordingly, the effective portion of the changes in fair value of the interest rate swap transaction is reported within the equity component of other comprehensive loss. The ineffective portion of the changes in the fair value of the interest rate swap transaction, if any, is recognized in interest expense. Any unrecognized income (loss) accumulated in other comprehensive loss related to this interest rate swap transaction is recorded in the Statement of Operations, primarily in interest expense, when the underlying transactions hedged are realized.

At December 31, 2007, the fair value of Products Corporation’s interest rate swap transaction was $(2.2) million and the accumulated losses recorded in other comprehensive loss were $2.1 million. During 2007, a derivative gain of $0.4 million related to this interest rate swap transaction was reclassified from other comprehensive loss into the Statement of Operations in interest expense. The amount of the hedges ineffectiveness in 2007, which was recorded in interest expense, was $(0.1) million.

Advertising and Promotion:

The costs of promotional displays are expensed in the period in which they are shipped to customers. Television, print and other advertising production costs are expensed the first time the advertising takes place. Advertising and promotion expenses were $252.9 million, $269.0 million and $230.5 million for 2007, 2006 and 2005, respectively, and were included in SG&A in the Company’s Consolidated Statements of Operations. The Company also has various arrangements with customers pursuant to its trade terms to reimburse them for a portion of their advertising or promotional costs, which provide advertising and promotional benefits to the Company. Additionally, from time to time the Company may pay fees to customers in order to expand or maintain shelf space for its products. The costs that the Company incurs for ‘‘cooperative’’ advertising programs, end cap placement, shelf placement costs and slotting fees, if any, are expensed as incurred and are netted against revenues on the Company’s Consolidated Statements of Operations.

Distribution Costs:

Costs, such as freight and handling costs, associated with product distribution are expensed within SG&A when incurred. Distribution costs were $68.5 million, $67.6 million and $68.3 million for 2007, 2006 and 2005, respectively.

Recent Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements.’’ This statement clarifies the definition of fair value of assets and liabilities, establishes a framework for measuring fair value of assets and liabilities, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt the provisions of SFAS No. 157 effective as of January 1, 2008 and expects that its adoption will not have a material impact on its results of operations on financial condition.

In September 2006, the FASB issued SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement Nos. 87, 88, 106, and 132(R)’’. SFAS No. 158 is intended by FASB to improve financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit post-retirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is also intended by the FASB to improve financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. As of December 31, 2006, the Company had adopted the requirements of SFAS No. 158 that require an employer that sponsors one or more single-employer defined benefit plans to:

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

As of January 1, 2007, the Company adopted the requirement to measure defined benefit plan assets and obligations as of the date of the Company’s fiscal year ending December 31, 2007, rather than using a September 30th measurement date. (See Note 11 ‘‘Savings Plan, Pension and Post-Retirement Benefits’’ to the Consolidated Financial Statements for further discussion of the impact of adopting the measurement date provision of SFAS No. 158 on the Company’s results of operations or financial condition).

2.	Restructuring Costs and Other, Net

During 2007, the Company recorded total restructuring charges of approximately $7.3 million, of which $4.4 million was associated with the restructurings announced in 2006 (the ‘‘2006 Programs’’), primarily for employee severance and other employee-related termination costs, as to which approximately 300 employees had been terminated as of December 31, 2007. In addition, approximately $2.9 million was associated with restructuring programs implemented in 2007, primarily for employee severance and other employee-related termination costs relating principally to the closure of the Company’s facility in Irvington, New Jersey and other employee-related termination costs relating to personnel reductions in the Company’s Information Management function and its sales force in Canada (the ‘‘2007 Programs’’), as to which approximately 140 employees had been terminated as of December 31, 2007. During 2006 and 2005, the Company recorded net charges of $27.4 million and $1.5 million, respectively, primarily for employee severance and other related personnel benefits.

The 2006 Programs were designed to reduce ongoing costs and improve the Company’s operating profit margins, and to streamline internal processes to enable the Company to continue to be more effective and efficient in meeting the needs of its consumers and retail customers. The 2006 Programs consisted largely of a broad organizational streamlining that involved consolidating responsibilities in certain related functions and reducing layers of management to increase accountability and effectiveness; streamlining support functions to reflect the new organization structure; eliminating certain senior executive positions; and consolidating various facilities, as well as the consolidation of certain functions within the Company’s sales, marketing and creative groups, and certain headquarters functions.

Details of the activity described above during 2007, 2006 and 2005 are as follows:

	Balance Beginning of Year	Expenses, Net	Utilized, Net
			Cash	Noncash	Balance End of Year
2007
Employee severance and other personnel benefits:
2003 programs	$0.1	$—	$(0.1)	$—	$—
2004 programs	0.1	—	(0.1)	—	—
2006 Programs	17.2	4.4	(16.2)	(1.3)	4.1
Other 2006 programs (a)	0.1	—	(0.1)	—	—
2007 Programs	—	2.9	(2.3)	—	0.6
	17.5	7.3	(18.8)	(1.3)	4.7
Leases and equipment write-offs	0.4	—	—	(0.2)	0.2
	$17.9	$7.3	$(18.8)	$(1.5)	$4.9
2006
Employee severance and other personnel benefits:
2003 programs	$1.2	$(0.3)	$(0.8)	$—	$0.1
2004 programs	2.4	—	(2.3)	—	0.1
2006 Programs	—	27.6	(10.4)	—	17.2
Other 2006 programs (a)	—	0.3	(0.2)	—	0.1
	3.6	27.6	(13.7)	—	17.5
Leases and equipment write-offs	0.6	(0.2)	0.2	(0.2)	0.4
	$4.2	$27.4	$(13.5)	$(0.2)	$17.9
2005
Employee severance and other personnel benefits:
2003 programs	$43.1	$—	$(1.7)	$(0.2)	$1.2
2004 programs	5.1	1.5	(3.9)	(0.3)	2.4
	8.2	1.5	(5.6)	(0.5)	3.6
Leases and equipment write-offs	2.9	—	(2.0)	(0.3)	0.6
	$11.1	$1.5	$(7.6)	$(0.8)	$4.2
(a)	Other 2006 programs refer to various immaterial international restructurings in respect of Chile, Brazil and Israel.

As of December 31, 2007, 2006 and 2005, the unpaid balance of the restructuring costs and other, net for reserves is included in ‘‘Accrued expenses and other’’ and ‘‘Other long-term liabilities’’ in the Company’s Consolidated Balance Sheets. The remaining balance at December 31, 2007 for employee severance and other personnel benefits is $4.7 million, of which $4.5 million is expected to be paid by the end of 2008 and the remaining obligations of $0.2 million are expected to be paid by the end of 2009.

3.	Inventories

	December 31,
	2007	2006
Raw materials and supplies	$59.1	$50.5
Work-in-process	17.4	15.9
Finished goods	92.6	120.1
	$169.1	$186.5

4.	Prepaid Expenses and Other

	December 31,
	2007	2006
Prepaid expenses	$30.2	$38.6
Other	42.8	31.8
	$73.0	$70.4

5.	Property, Plant and Equipment, Net

	December 31,
	2007	2006
Land and improvements	$2.0	$2.3
Building and improvements	59.0	59.5
Machinery, equipment and capital leases	134.5	133.3
Office furniture, fixtures and capitalized software	91.6	115.9
Leasehold improvements	12.1	17.3
Construction-in-progress	13.5	15.9
	312.7	344.2
Accumulated depreciation	(199.0)	(228.9)
	$113.7	$115.3

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $20.1 million, $26.5 million and $22.7 million, respectively.

6.	Accrued Expenses and Other

	December 31,
	2007	2006
Sales returns and allowances	$100.8	$124.9
Advertising and promotional costs	39.7	43.0
Compensation and related benefits	42.0	28.5
Interest	18.9	21.0
Taxes, other than federal income taxes	15.9	13.6
Restructuring costs	4.6	14.7
Other	28.5	26.7
	$250.4	$272.4

7.	Short-term Borrowings

Products Corporation had outstanding short-term bank borrowings (excluding borrowings under the 2006 Credit Agreements, which are reflected in Note 8, ‘‘Long-Term Debt’’), aggregating $2.1 million and $9.6 million at December 31, 2007 and 2006, respectively. The weighted average interest rate on short-term borrowings outstanding at December 31, 2007 and 2006 was 7.6% and 11.5%, respectively. Under certain of these short-term borrowing arrangements, the Company is permitted to borrow against its cash balances. The cash balances and related borrowings are shown gross in the Company’s Consolidated Balance Sheets. As of December 31, 2007, the Company had no such borrowing arrangements against its cash balances. As of December 31, 2006, the Company had $2.7 million of cash supporting such short-term borrowings and the interest rate on these cash balances was 1.2%.

8.	Long-term Debt

	December 31,
	2007	2006
2006 Term Loan Facility due 2012 (See (a) below)	$840.0	$840.0
2006 Revolving Credit Facility due 2012 (See (a) below)	43.5	57.5
9½% Senior Notes due 2011, net of discounts (See (b) below)	387.5	386.9
8 5/8% Senior Subordinated Notes due 2008 (See (c) below) (1)	167.4	217.4
2004 Consolidated MacAndrews & Forbes Line of Credit (See (d) below)	—	—
Other long-term debt	0.5	—
	1,438.9	1,501.8
Less current portion	(6.5)	—
	$1,432.4	$1,501.8
(1)	In January 2008, Products Corporation entered into its previously-announced $170 million Senior Subordinated Term Loan Agreement with MacAndrews & Forbes (the ‘‘MacAndrews & Forbes Senior Subordinated Term Loan Agreement’’) and on February 1, 2008, Products Corporation used the proceeds of such loan to repay in full the approximately $167.4 million remaining aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes due February 1, 2008 (the ‘‘8 5/8% Senior Subordinated Notes’’), which matured on February 1, 2008, and to pay certain related fees and expenses, including the payment to MacAndrews & Forbes of a facility fee of $2.55 million (or 1.5% of the total aggregate principal amount of such loan) upon MacAndrews & Forbes’ funding of such loan. In connection with such repayment, Products Corporation also paid from cash on hand approximately $7.2 million of accrued and unpaid interest due on the 8 5/8% Senior Subordinated Notes up to, but not including, the February 1, 2008 maturity date. In accordance with SFAS No. 6, ‘‘Classification of Short-Term Obligations Expected to be Refinanced,’’ the approximately $167.4 million remaining aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes has been classified as long-term due to the MacAndrews & Forbes Senior Subordinated Term Loan. (See Note 18, ‘‘Subsequent Events’’ describing the full repayment of the balance of the 8 5/8% Senior Subordinated Notes on their February 1, 2008 maturity date).

2007 Transactions

The Company completed several significant financing transactions during 2007.

$100 Million Rights Offering-2007

In January 2007, Revlon, Inc. completed a $100 million rights offering of Class A Common Stock (including the related private placement to MacAndrews & Forbes, together the ‘‘$100 Million Rights Offering’’), which it launched in December 2006. The $100 Million Rights Offering allowed each stockholder of record of Revlon, Inc.’s Class A and Class B Common Stock, as of the close of business on December 11, 2006, the record date set by Revlon, Inc.’s Board of Directors, to purchase additional shares of Class A Common Stock. The subscription price for each share of Class A Common Stock purchased in the $100 Million Rights Offering, including shares purchased in the private placement by MacAndrews & Forbes, was $1.05 per share. Upon completing the $100 Million Rights Offering, Revlon, Inc. promptly transferred the proceeds to Products Corporation, which it used to redeem $50.0 million in aggregate principal amount of its 8 5/8% Senior Subordinated Notes, and repay approximately $43.3 million of indebtedness outstanding under Products Corporation’s 2006 Revolving Credit Facility (as hereinafter defined), without any permanent reduction of that commitment, after incurring approximately $1.1 million of fees and expenses incurred in connection with such rights offering, with approximately $5 million of the remaining proceeds being available for general corporate purposes. Following such partial redemption of the 8 5/8% Senior Subordinated Notes, there remained outstanding $167.4 million in aggregate principal amount of such notes. (See Note 18, ‘‘Subsequent Events’’ describing the full repayment of the balance of the 8 5/8% Senior Subordinated Notes on their February 1, 2008 maturity date).

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

2006 Transactions

Credit Agreement Refinancing — December 2006

In December 2006, Products Corporation completed a refinancing of its 2004 Credit Agreement (as hereinafter defined) by entering into the 5-year $840.0 million 2006 Term Loan Facility (as hereinafter defined), and entering into the 2006 Revolving Credit Facility, amending and restating its existing $160.0 million multi-currency revolving credit facility under the 2004 Credit Agreement and extending its maturity through the same 5-year period maturing on January 15, 2012.

$110 Million Rights Offering — March 2006

In March 2006, Revlon, Inc. completed the $110 Million Rights Offering (as hereinafter defined), which allowed stockholders of record to purchase additional shares of Class A Common Stock. The subscription price for each share of Class A Common Stock purchased in the $110 Million Rights Offering, including shares purchased in the private placement by MacAndrews & Forbes, was $2.80 per share. Upon completing the $110 Million Rights Offering, Revlon, Inc. promptly transferred the net proceeds to Products Corporation, which it used to redeem approximately $109.7 million aggregate principal amount of its 8 5/8% Senior Subordinated Notes in satisfaction of the applicable requirements under the 2004 Credit Agreement, at an aggregate redemption price of $111.8 million, including $2.1 million of accrued and unpaid interest up to, but not including, the redemption date. (See Note 18, ‘‘Subsequent Events’’ describing the full repayment of the balance of the 8 5/8% Senior Subordinated Notes on their February 1, 2008 maturity date).

2005 Transactions

The Company completed two significant financing transactions during 2005: (i) Products Corporation issued $310.0 million aggregate principal amount of its 9½% Senior Notes (as hereinafter defined), and using the proceeds of such notes, Products Corporation completed the redemption of all $116.2 million aggregate principal amount outstanding, plus $1.9 million of accrued interest, of its 8 1/8% Senior Notes due 2006 (the ‘‘8 1/8% Senior Notes’’) and all $75.5 million aggregate principal amount outstanding, plus $3.1 million of accrued interest and the applicable premium of $1.1 million, of its 9% Senior Notes due 2006 (the ‘‘9% Senior Notes’’) and prepaid $100.0 million of the 2004 Term Loan Facility (as hereinafter defined) and paid related fees and expenses incurred in connection with such transactions and (ii) Products Corporation issued $80.0 million aggregate principal amount of its Additional 9½% Senior Notes (as hereinafter defined), which priced at 95¼% of par, and used the proceeds to fund general corporate purposes, principally to fund certain brand initiatives, namely the complete re-stage of the Almay brand and the Vital Radiance brand before Vital Radiance’s discontinuance in September 2006.

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

On December 20, 2006, Products Corporation replaced the $800 million 2004 Term Loan Facility under its 2004 Credit Agreement with a 5-year, $840 million term loan facility (the ‘‘2006 Term Loan Facility’’) by entering into a term loan agreement (the ‘‘2006 Term Loan Agreement’’), dated as of December 20, 2006, among Products Corporation, as borrower, the lenders party thereto, Citicorp USA, Inc., as administrative agent and collateral agent, Citigroup Global Markets Inc., as sole lead arranger and sole bookrunner, and JPMorgan Chase Bank, N.A., as syndication agent. As part of this bank refinancing, Products Corporation also amended and restated the 2004 Multi-Currency Facility (the ‘‘2006 Revolving Credit Facility’’ and together with the 2006 Term Loan Facility the ‘‘2006 Credit Facilities’’) by entering into a $160.0 million asset-based, multi-currency revolving credit agreement that amended and restated the 2004 Credit Agreement (the ‘‘2006 Revolving Credit Agreement’’ and together with the 2006 Term Loan Agreement, the ‘‘2006 Credit Agreements’’).

Among other things, the 2006 Credit Facilities extended the maturity dates for Products Corporation’s bank credit facilities from July 9, 2009 to January 15, 2012 in the case of the 2006 Revolving Credit Facility and from July 9, 2010 to January 15, 2012 in the case of the 2006 Term Loan Facility.

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

If the value of the eligible assets is not sufficient to support a $160 million borrowing base under the 2006 Revolving Credit Facility, Products Corporation will not have full access to the 2006 Revolving Credit Facility. Products Corporation’s ability to make borrowings under the 2006 Revolving Credit Facility is also conditioned upon the satisfaction of certain conditions precedent and Products Corporation’s compliance with other covenants in the 2006 Revolving Credit Facility, including a fixed charge coverage ratio that applies if and when the ‘‘excess borrowing base’’ (representing the difference between (1) the borrowing base under the 2006 Revolving Credit Facility and (2) the amounts outstanding under such facility) is less than $20.0 million.

Borrowings under the 2006 Revolving Credit Facility (other than loans in foreign currencies) bear interest at a rate equal to, at Products Corporation’s option, either (i) the Eurodollar Rate plus 2.00% per annum or (ii) the Alternate Base Rate plus 1.00% per annum (reducing the applicable margins from 2.50% and 1.50% per annum, respectively, that were applicable under the previous 2004 Credit Agreement). Loans in foreign currencies bear interest in certain limited circumstances, or if mutually acceptable to Products Corporation and the relevant foreign lenders, at the Local Rate, and otherwise at the Eurocurrency Rate, in each case plus 2.00%. At December 31, 2007, the effective weighted average interest rate for borrowings under the 2006 Revolving Credit Facility was 7.5%.

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

The 2006 Term Loan Facility consists of a $840 million term loan, which was drawn in full on the December 20, 2006 closing date and used to repay in full the approximately $798 million of outstanding term loans under the 2004 Credit Agreement (plus accrued interest of approximately $15.3 million and a pre-payment fee of approximately $8.0 million), and the remainder was used to repay approximately $13.3 million of indebtedness outstanding under the 2006 Revolving Credit Facility, after paying fees and expenses related to the credit agreement refinancing.

Under the 2006 Term Loan Facility, Eurodollar Loans bear interest at the Eurodollar Rate plus 4.00% per annum and Alternate Base Rate loans bear interest at the Alternate Base Rate plus 3.00% per annum (reducing the applicable margins from 6.00% and 5.00% per annum, respectively, that were applicable under the previous 2004 Credit Agreement). At December 31, 2007, the effective weighted average interest rate for borrowings under the 2006 Term Loan Facility was 9.2%.

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

Under the 2006 Term Loan Facility, certain pre-payments require the payment of fees of 2% if such pre-payment is on or prior December 20, 2008 and 1% if on or prior to December 20, 2009, in each case of the amount prepaid.

Under certain circumstances, Products Corporation will have the right to request the 2006 Revolving Credit Facility to be increased by up to $50.0 million and the 2006 Term Loan Facility to be increased by up to $200.0 million, provided that the lenders are not committed to provide any such increase.

The 2006 Credit Facilities are supported by, among other things, guarantees from Revlon, Inc. and, subject to certain limited exceptions, the domestic subsidiaries of Products Corporation. The obligations of Products Corporation under the 2006 Credit Facilities and the obligations under the guarantees are secured by, subject to certain limited exceptions, substantially all of the assets of Products Corporation and the subsidiary guarantors, including:

(i)	mortgages on owned real property, including Products Corporation’s facility in Oxford, North Carolina and property in Irvington, New Jersey;

(ii)	the capital stock of Products Corporation and the subsidiary guarantors and 66% of the capital stock of Products Corporation’s and the subsidiary guarantors’ first-tier foreign subsidiaries;

(iii)	intellectual property and other intangible property of Products Corporation and the subsidiary guarantors; and

(iv)	inventory, accounts receivable, equipment, investment property and deposit accounts of Products Corporation and the subsidiary guarantors.

The liens on, among other things, inventory, accounts receivable, deposit accounts, investment property (other than the capital stock of Products Corporation and its subsidiaries), real property, equipment, fixtures and certain intangible property related thereto secure the 2006 Revolving Credit Facility on a first priority basis and the 2006 Term Loan Facility on a second priority basis. The liens on the capital stock of Products Corporation and its subsidiaries and intellectual property and certain other intangible property (the ‘‘Term Loan First Lien Collateral’’) secure the 2006 Term Loan Facility on a first priority basis and the 2006 Revolving Credit Facility on a second priority basis. Such arrangements are set forth in the Amended and Restated Intercreditor and Collateral Agency Agreement, dated as of December 20, 2006, by and among Products Corporation and the lenders (the ‘‘2006 Intercreditor Agreement’’). The 2006 Intercreditor Agreement also provides that the liens referred to above may be shared from time to time, subject to certain limitations, with specified types of other obligations incurred or guaranteed by Products Corporation, such as foreign exchange and interest rate hedging obligations (including the fixed to floating interest rate swap transaction that Products Corporation entered into in September 2007) and foreign working capital lines.

Each of the 2006 Credit Facilities contains various restrictive covenants prohibiting Products Corporation and its subsidiaries from:

(i)	incurring additional indebtedness or guarantees, with certain exceptions;

(ii)	making dividend and other payments or loans to Revlon, Inc. or other affiliates, with certain exceptions, including among others,

(a)	exceptions permitting Products Corporation to pay dividends or make other payments to Revlon, Inc. to enable it to, among other things, pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal, accounting and insurance fees, regulatory fees, such as SEC filing fees, and other expenses related to being a public holding company,

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

In addition to the foregoing, the 2006 Term Loan Facility contains a financial covenant limiting Products Corporation’s senior secured leverage ratio (the ratio of Products Corporation’s Senior Secured Debt (excluding debt outstanding under the 2006 Revolving Credit Facility) to EBITDA, as each such term is defined in the 2006 Term Loan Facility) to 5.5 to 1.0 for each period of four consecutive fiscal quarters ending during the period from December 31, 2006 to September 30, 2008, stepping down to 5.0 to 1.0 for each period of four consecutive fiscal quarters ending during the period from December 31, 2008 to the January 2012 maturity date of the 2006 Term Loan Facility.

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

(xi)	any M&F Lenders’ failure to fund any binding commitments by such M&F Lender under any agreement governing certain loans from the M&F Lenders (excluding the MacAndrews & Forbes Senior Subordinated Term Loan which was fully funded by MacAndrews & Forbes in February 2008); and

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

Products Corporation was in compliance with all applicable covenants under the 2006 Credit Agreements as of December 31, 2007. At December 31, 2007, the 2006 Term Loan Facility was fully drawn and availability under the $160.0 million 2006 Revolving Credit Facility, based upon the calculated borrowing base less approximately $14.6 million of outstanding letters of credit and approximately $43.5 million then drawn on the 2006 Revolving Credit Facility, was approximately $101.1 million.

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

In February 2006, Products Corporation secured an amendment to the 2004 Credit Agreement (the ‘‘first amendment’’), which excluded from various financial covenants certain charges in connection with the 2006 Programs described in Note 2 above, as well as some start-up costs incurred by the Company in 2005 related to the Vital Radiance brand before its discontinuance in September 2006 and the complete re-stage of the Almay brand. Specifically, the first amendment provided for the add-back to the 2004 Credit Agreement’s definition of ‘‘EBITDA’’ the lesser of (i) $50 million; or (ii) the cumulative one-time charges associated with (a) certain aspects of the 2006 Programs described in Note 2 and (b) the non-recurring costs in the third and fourth quarters of 2005 associated with the Vital Radiance brand before its discontinuance in September 2006 and the complete re-stage of the Almay brand. Under the 2004 Credit Agreement, ‘‘EBITDA’’ was used in the determination of Products Corporation’s senior secured leverage ratio and the consolidated fixed charge coverage ratio.

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

In September 2006, Products Corporation secured an additional amendment (the ‘‘third amendment’’) to its 2004 Credit Agreement, which enabled Products Corporation to add back to the 2004 Credit Agreement’s definition of ‘‘EBITDA’’ up to $75 million of restructuring charges (in addition to the restructuring charges permitted to be added back pursuant to the first and second amendments to the 2004 Credit Agreement), asset impairment charges, inventory write-offs, inventory returns costs and in each case related charges in connection with the September 2006 discontinuance of the Vital Radiance brand, the Company’s CEO change in September 2006 and certain other aspects of the 2006 Programs described in Note 2.

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

The 9½% Senior Notes are senior unsecured obligations of Products Corporation ranking equally in right of payment with any of Products Corporation’s present and future senior indebtedness, including the indebtedness under the 2006 Credit Agreements, and are senior to the MacAndrews & Forbes Senior Subordinated Term Loan and, prior to their full repayment on February 1, 2008, the 8 5/8% Senior Subordinated Notes. The 9½% Senior Notes are also senior to all of Products Corporation’s future subordinated indebtedness. The 9½% Senior Notes are effectively subordinated to the outstanding indebtedness and other liabilities of Products Corporation’s subsidiaries. The 9½% Senior Notes bear interest at an annual rate of 9½%, which is payable on April 1 and October 1 of each year.

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

Pursuant to the 9½% Senior Notes indenture, upon a Change of Control (as defined in such indenture), each holder of the 9½% Senior Notes has the right to require Products Corporation to make an offer to repurchase all or a portion of such holder’s 9½% Senior Notes at a price equal to 101% of the aggregate principal amount of such holder’s 9½% Senior Notes, plus accrued and unpaid interest, if any, thereon to the date of repurchase.

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

The 9½% Senior Notes indenture contains customary events of default for debt instruments of such type and includes a cross acceleration provision which provides that it shall be an event of default if any debt (as defined in such indenture) of Products Corporation or any of its significant subsidiaries (as defined in such indenture) is not paid within any applicable grace period after final maturity or is accelerated by the holders of such debt because of a default and the total principal amount of the portion of such debt that is unpaid or accelerated exceeds $25.0 million and such default continues for 10 days after notice from the trustee under such indenture. If any such event of default occurs, the trustee under such indenture or the holders of at least 25% in aggregate principal amount of the outstanding notes under such indenture may declare all such notes to be due and payable immediately, provided that the holders of a majority in aggregate principal amount of the outstanding notes under such indenture may, by notice to the trustee, waive any such default or event of default and its consequences under such indenture.

(c)	The 8 5/8% Senior Subordinated Notes due 2008 (the ‘‘8 5/8% Senior Subordinated Notes’’):

(See Note 18, ‘‘Subsequent Events’’ describing the full repayment of the balance of the 8 5/8% Senior Subordinated Notes on their February 1, 2008 maturity date). Prior to their full repayment in February 2008, the 8 5/8% Senior Subordinated Notes were unsecured obligations of Products Corporation and (i) subordinate in right of payment to all existing and future senior debt of Products Corporation, including the 9½% Senior Notes and the indebtedness under the 2006 Credit Agreements, (ii) ranked equally in right of payment with all future senior subordinated debt, if any, of Products Corporation and (iii) senior in right of payment to all future junior subordinated debt, if any, of Products Corporation. The 8 5/8% Senior Subordinated Notes were effectively subordinated to the outstanding indebtedness and other liabilities of Products Corporation’s subsidiaries. In connection with the Revlon Exchange Transactions, in February 2004, Revlon, Inc. entered into a supplemental indenture pursuant to which it agreed to guarantee Products Corporation’s obligations under the 8 5/8% Senior Subordinated Notes indenture. Interest was payable on February 1 and August 1.

In March 2006, Revlon, Inc. completed the $110 Million Rights Offering and promptly transferred the proceeds to Products Corporation, which it used in April 2006, together with available cash, to complete the redemption of $109.7 million aggregate principal amount of the 8 5/8% Senior Subordinated Notes in satisfaction of the applicable requirements under the 2004 Credit Agreement, at an aggregate redemption price of $111.8 million, including $2.1 million of accrued and unpaid interest up to, but not including, the redemption date. Following such redemption, there remained outstanding $217.4 million in aggregate principal amount of the 8 5/8% Senior Subordinated Notes.

In January 2007, Revlon, Inc. completed the $100 Million Rights Offering and promptly transferred the proceeds to Products Corporation, which it used to redeem approximately $50.0 million in aggregate principal amount of the 8 5/8% Senior Subordinated Notes, and repay approximately $43.3 million of indebtedness outstanding under Products Corporation’s 2006 Revolving Credit Facility, without any permanent reduction in that commitment, after incurring approximately $1.1 million of fees and expenses incurred in connection with such rights offering.

(d)	2004 Consolidated MacAndrews & Forbes Line of Credit:

In July 2004, Products Corporation and MacAndrews & Forbes entered into an agreement (as amended, the ‘‘2004 Consolidated MacAndrews & Forbes Line of Credit’’), which effective as of August 10, 2004 provided Products Corporation with a single consolidated $152.0 million line of credit. The commitment under the 2004 Consolidated MacAndrews & Forbes Line of Credit reduced to $87.0 million from $152.0 million in July 2005 and reduced from $87.0 million to $50.0 million in January 2007 upon Revlon, Inc.’s consummation of the $100 Million Rights Offering. As of December 31, 2007 and through its expiration on January 31, 2008, the 2004 Consolidated MacAndrews & Forbes Line of Credit had availability of $50.0 million and remained undrawn.

Long-Term Debt Maturities

The aggregate amounts of contractual long-term debt maturities at December 31, 2007 in the years 2008 through 2012 and thereafter are as follows:

Years ended December 31,	Long-term debt maturities
2008	$173.9	(a)
2009	8.7	(b)
2010	8.4
2011	398.4	(c)
2012	852.0
Thereafter	—
Total long-term debt	$1,441.4
(a)	On February 1, 2008, Products Corporation used the $170 million proceeds of the MacAndrews & Forbes Senior Subordinated Term Loan to repay in full the approximately $167.4 million remaining aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes, which matured on February 1, 2008, and to pay certain related fees and expenses, including the payment to MacAndrews & Forbes of a facility fee of $2.55 million (or 1.5% of the total aggregate principal amount of such loan) upon MacAndrews & Forbes’ funding of such loan. In connection with such repayment, Products Corporation also paid from cash on hand approximately $7.2 million of accrued and unpaid interest due on the 8 5/8% Senior Subordinated Notes up to, but not including, the February 1, 2008 maturity date. The MacAndrews & Forbes Senior Subordinated Term Loan matures in August 2009. (See Note 18, ‘‘Subsequent Events’’).
(b)	See footnote (a) above regarding the MacAndrews & Forbes Senior Subordinated Term Loan which matures in August 2009.
(c)	Amount refers to the principal balance due on the 9½% Senior Notes. The difference between this amount and the carrying amount is due to the issuance of the $80.0 million in aggregate principal amount of the Additional 9½% Senior Notes at a discount, priced at 95¼% of par.

2004 Investment Agreement

In February 2004, Revlon, Inc.’s Board of Directors approved agreements with Fidelity Management & Research Company (‘‘Fidelity’’) and MacAndrews & Forbes intended to strengthen the Company’s balance sheet, as well as an Investment Agreement (as amended, the ‘‘2004 Investment Agreement’’) with MacAndrews & Forbes covering a series of transactions designed to reduce Products Corporation’s levels of indebtedness. In March 2004, Revlon, Inc. exchanged approximately $804 million of Products Corporation’s debt, $54.6 million of Revlon, Inc. preferred stock and $9.9 million of accrued interest for 299,969,493 shares of Revlon, Inc.’s Class A Common Stock (the ‘‘Revlon Exchange Transactions’’). As a result of the Revlon Exchange Transactions, Revlon, Inc. reduced Products Corporation’s debt by approximately $804 million on March 25, 2004.

In connection with the closing of the Revlon Exchange Transactions on March 25, 2004, MacAndrews & Forbes Holdings executed a joinder agreement to the Revlon, Inc. registration rights agreement pursuant to which all Class A Common Stock acquired by MacAndrews & Forbes pursuant to the 2004 Investment Agreement are deemed to be registrable securities. Also, in connection with the Revlon Exchange Transactions, in February 2004, Revlon, Inc. and Fidelity entered into a stockholders agreement (the ‘‘Stockholders Agreement’’) pursuant to which, among other things, (i) Revlon, Inc. agreed to continue to maintain a majority of independent directors (as defined by New York Stock Exchange listing standards) on its Board of Directors, as it currently does; (ii) Revlon, Inc. established and maintains a Nominating and Corporate Governance Committee of the Board of Directors; and (iii) Revlon, Inc. agreed to certain restrictions with respect to Revlon, Inc.’s conducting any business or entering into any transactions or series of related transactions with any of its affiliates, any holders of 10% or more of the outstanding voting stock or any affiliates of such holders (in each case, other than its subsidiaries). This Stockholders Agreement will terminate when Fidelity ceases to be the beneficial holder of at least 5% of Revlon, Inc.’s outstanding voting stock.

Pursuant to the 2004 Investment Agreement, in addition to the Revlon Exchange Transactions, Revlon, Inc. committed to conduct further rights and equity offerings (such equity offerings, together with the Revlon Exchange Transactions, are referred to as the ‘‘Debt Reduction Transactions’’). Under the

2004 Investment Agreement, MacAndrews & Forbes agreed to take, or cause to be taken, all commercially reasonable actions to facilitate the Debt Reduction Transactions, including back-stopping certain rights offerings.

In August 2005, Revlon, Inc. announced its plan to issue $185.0 million of equity. In connection with such plans, MacAndrews & Forbes and Revlon, Inc. amended the 2004 Investment Agreement in August 2005 to increase MacAndrews & Forbes’ commitment to purchase such equity as was necessary to ensure that Revlon, Inc. issued $185.0 million in equity. In March 2006 Revlon, Inc. successfully completed a $110 million rights offering of Class A Common Stock and a related private placement to MacAndrews & Forbes (together, the ‘‘$110 Million Rights Offering’’). Having completed the $110 Million Rights Offering, to facilitate Revlon, Inc.’s plans to issue the full $185 million of equity, during 2006 Revlon, Inc. and MacAndrews & Forbes entered into various amendments to the 2004 Investment Agreement to extend the time for the completion of $75 million of such issuance from March 31, 2006 until March 31, 2007, in each case by extending MacAndrews & Forbes’ $75 million back-stop to such later date.

In December 2006 Revlon, Inc. launched a $100 million rights offering of Class A Common Stock and a related private placement to MacAndrews & Forbes, which it completed in January 2007 (together, the ‘‘$100 Million Rights Offering’’). In each case proceeds were used by the Company to reduce indebtedness, as described below, and, as each rights offering was fully subscribed, in each case MacAndrews & Forbes was not required to purchase any additional shares beyond its pro rata subscription in connection with its back-stop obligations under the 2004 Investment Agreement.

$110 Million Rights Offering

In March 2006, Revlon, Inc. completed the $110 Million Rights Offering which allowed each stockholder of record of Revlon, Inc.’s Class A and Class B Common Stock as of the close of business on February 13, 2006, the record date set by Revlon, Inc.’s Board of Directors, to purchase additional shares of Class A Common Stock. The subscription price for each share of Class A Common Stock purchased in the $110 Million Rights Offering, including shares purchased in the private placement by MacAndrews & Forbes, was $2.80 per share. Upon completing the $110 Million Rights Offering, Revlon, Inc. promptly transferred the net proceeds to Products Corporation, which it used to redeem $109.7 million aggregate principal amount of its 8 5/8% Senior Subordinated Notes in satisfaction of the applicable requirements under the 2004 Credit Agreement, at an aggregate redemption price of $111.8 million, including $2.1 million of accrued and unpaid interest up to, but not including, the redemption date. (See Note 18, ‘‘Subsequent Events’’ regarding Products Corporation’s full repayment of the balance of the 8 5/8% Senior Subordinated Notes upon maturity on February 1, 2008).

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

$100 Million Rights Offering

In December 2006, Revlon, Inc. launched the $100 Million Rights Offering, which allowed each stockholder of record of Revlon, Inc.’s Class A and Class B Common Stock as of the close of business on December 11, 2006, the record date set by Revlon, Inc.’s Board of Directors, to purchase additional shares of Class A Common Stock. The subscription price for each share of Class A Common Stock purchased in the $100 Million Rights Offering, including shares purchased in the private placement by MacAndrews & Forbes, was $1.05 per share. Upon completing the $100 Million Rights Offering, Revlon, Inc. promptly transferred the net proceeds to Products Corporation, which it used in February 2007 to redeem

$50.0 million aggregate principal amount of its 8 5/8% Senior Subordinated Notes, at an aggregate redemption price of $50.3 million, including $0.3 million of accrued and unpaid interest up to, but not including, the redemption date. (See Note 18, ‘‘Subsequent Events’’ regarding Products Corporation’s full repayment of the balance of the 8 5/8% Senior Subordinated Notes upon maturity on February 1, 2008). In January 2007, Products Corporation used the remainder of such proceeds to repay approximately $43.3 million of indebtedness outstanding under Products Corporation’s 2006 Revolving Credit Facility, without any permanent reduction in that commitment, after paying approximately $2.0 million of fees and expenses incurred in connection with such offering, with approximately $5 million of the remaining net proceeds being available for general corporate purposes.

In completing the $100 Million Rights Offering, in January 2007, Revlon, Inc. issued an additional 95,238,095 shares of its Class A Common Stock, including 37,847,472 shares subscribed for by public shareholders (other than MacAndrews & Forbes) and 57,390,623 shares issued to MacAndrews & Forbes in a private placement directly from Revlon, Inc. pursuant to a Stock Purchase Agreement between Revlon, Inc. and MacAndrews & Forbes, dated as of December 18, 2006. The shares issued to MacAndrews & Forbes represented the number of shares of Revlon, Inc.’s Class A Common Stock that MacAndrews & Forbes would otherwise have been entitled to purchase pursuant to its basic subscription privilege in the $100 Million Rights Offering (which was approximately 60% of the shares of Revlon, Inc.’s Class A Common Stock offered in the $100 Million Rights Offering).

As a result of completing the $100 Million Rights Offering in January 2007, Revlon, Inc.’s total number of outstanding shares of Class A Common Stock increased to 476,688,940 shares at such date and the total number of shares of Common Stock outstanding, including Revlon, Inc.’s existing 31,250,000 shares of Class B Common Stock, increased to 507,938,940 shares at such date. Following the completion of these transactions in January 2007, MacAndrews & Forbes beneficially owned approximately 58% of Revlon, Inc.’s outstanding Class A Common Stock and approximately 60% of Revlon, Inc.’s total outstanding Common Stock, which shares together represented approximately 74% of the combined voting power of such shares at such date.

Liquidity Considerations

The Company expects that operating revenues, cash on hand and funds available for borrowing under the 2006 Revolving Credit Agreement and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2008, including cash requirements in connection with the payment of operating expenses, including expenses in connection with the execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs (including, without limitation, the Company’s 2006 Programs, the 2007 Programs and prior programs), executive severance not otherwise included in the Company’s restructuring programs, debt service payments and costs and regularly scheduled pension and post-retirement plan contributions.

However, there can be no assurance that such funds will be sufficient to meet the Company’s cash requirements on a consolidated basis. If the Company’s anticipated level of revenue growth is not achieved because of, for example, decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass distribution channel; adverse changes in currency; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors; changes in consumer purchasing habits, including with respect to shopping channels; retailer inventory management; retailer space reconfigurations or reductions in retailer display space; less than anticipated results from the Company’s existing or new products or from its advertising and/or marketing plans; or if the Company’s expenses, including, without limitation, for advertising and promotions or for returns related to any reduction of retail space, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet the Company’s cash requirements.

In the event of a decrease in demand for the Company’s products, reduced sales, lack of increases in demand and sales, changes in consumer purchasing habits, including with respect to shopping channels, retailer inventory management, retailer space reconfigurations or reductions in retailer display space, product discontinuances and/or advertising and promotion expenses or returns expenses exceeding its expectations or less than anticipated results from the Company’s existing or new products or from its advertising and/or marketing plans, any such development, if significant, could reduce Product Corporation’s revenues and could adversely affect its ability to comply with certain financial covenants under the 2006 Credit Agreements and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending.

If the Company is unable to satisfy its cash requirements from the sources identified above or comply with its debt covenants, the Company could be required to adopt one or more of the following alternatives:

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

There can be no assurance that the Company would be able to take any of the actions referred to above because of a variety of commercial or market factors or constraints in Products Corporation’s debt instruments, including, without limitation, market conditions being unfavorable for an equity or debt issuance, additional capital contributions or loans not being available from affiliates and/or third parties, or that the transactions may not be permitted under the terms of Products Corporation’s various debt instruments then in effect, such as due to restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable the Company to satisfy its cash requirements or enable Products Corporation to comply with its debt covenants if the actions do not generate a sufficient amount of additional capital.

The terms of the 2006 Credit Agreements, the MacAndrews & Forbes Senior Subordinated Term Loan Agreement and the indenture governing the 9½% Senior Notes generally restricts Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc. to enable Revlon, Inc., among other things, to pay expenses incidental to being a public holding company, including, among other things, professional fees, such as legal, accounting and insurance fees, regulatory fees, such as SEC filing fees and other expenses related to being a public holding company and, subject to certain limitations, to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Stock Plan.

9.	Financial Instruments

The fair value of the Company’s long-term debt is based on the quoted market prices for the same issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair value of long-term debt at December 31, 2007 and 2006, respectively, was approximately $26.4 million and $16.0 million less than the carrying values of $1,438.9 million and $1,501.8 million, respectively.

Products Corporation also maintains standby and trade letters of credit with certain banks for various corporate purposes under which Products Corporation is obligated, of which approximately $14.6 million and $15.1 million (including amounts available under credit agreements in effect at that time) were maintained at December 31, 2007 and 2006, respectively. Included in these amounts is approximately $9.9 million and $9.8 million, at December 31, 2007 and 2006, respectively, in standby letters of credit, which support Products Corporation’s self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.

The carrying amounts of cash and cash equivalents, marketable securities, trade receivables, notes receivable, accounts payable and short-term borrowings approximate their fair values.

10.    Income Taxes

The Company’s income (loss) before income taxes and the applicable provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2007	2006	2005
Income (loss) before income taxes:
Domestic	$(47.0)	$(237.9)	$(91.5)
Foreign	45.9	13.3	22.0
	$(1.1)	$(224.6)	$(69.5)
Provision (benefit) for income taxes:
Federal	$0.2	$0.2	$0.1
State and local	(0.3)	1.0	0.2
Foreign	8.0	18.7	8.0
	$7.9	$19.9	$8.3
Current	$21.5	$22.3	$16.9
Deferred	(4.2)	0.2	0.1
Benefits of operating loss carryforwards	(3.5)	(2.6)	(4.9)
Resolution of tax matters	(5.9)	—	(3.8)
	$7.9	$19.9	$8.3

The actual tax on loss before income taxes is reconciled to the applicable statutory federal income tax rate as follows:

	Year Ended December 31,
	2007	2006	2005
Computed expected tax expense	$(0.4)	$(78.6)	$(24.3)
State and local taxes, net of federal income tax benefit	(0.1)	0.7	0.2
Foreign and U.S. tax effects attributable to operations outside the U.S.	5.5	2.7	(7.7)
Change in valuation allowance	(4.9)	88.5	25.6
Foreign dividends subject to tax	12.0	4.8	18.5
Resolution of tax matters	(5.9)	—	(3.8)
Other	1.7	1.8	(0.2)
Tax expense	$7.9	$19.9	$8.3

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below:

	December 31,
	2007	2006
Deferred tax assets:
Accounts receivable, principally due to doubtful accounts	$1.1	$1.2
Inventories	10.5	22.2
Net operating loss carryforwards — domestic	274.2	281.8
Net operating loss carryforwards — foreign	119.5	122.2
Accruals and related reserves	1.8	6.8
Employee benefits	53.3	68.1
State and local taxes	6.6	7.9
Advertising, sales discount, returns and coupon redemptions	38.5	47.9
Other	27.4	38.7
Total gross deferred tax assets	532.9	596.8
Less valuation allowance	(505.2)	(565.9)
Total deferred tax assets, net of valuation allowance	27.7	30.9
Deferred tax liabilities:
Plant, equipment and other assets	(15.5)	(26.8)
Other	(3.6)	(0.3)
Total gross deferred tax liabilities	(19.1)	(27.1)
Net deferred tax assets	$8.6	$3.8

As a result of the Company’s adoption of FIN 48 effective as of January 1, 2007, the Company reduced its total tax reserves by approximately $26.8 million, which resulted in a corresponding reduction of accumulated deficit. As of the date of adoption and after the impact of recognizing the decrease in tax reserves noted above, the Company had tax reserves of $59.2 million, all of which, to the extent reduced and unutilized in future periods, would affect the Company’s effective tax rate. The Company remains subject to examination of its income tax returns in various jurisdictions including, without limitation, the U.S. (federal), Australia and South Africa, for tax years ended December 31, 2004 through December 31, 2007. The Company classifies interest and penalties recognized under FIN 48 as a component of the provision for income taxes in the consolidated statement of operations. After the implementation of FIN 48 effective as of January 1, 2007, the Company had $23.1 million of accrued interest and $1.1 million of accrued tax penalties included in tax reserves. During the year ended December 31, 2007, the Company recognized through the consolidated statement of operations a reduction of $2.2 million in accrued interest and penalties.

At December 31, 2007, the Company had tax reserves of $55.8 million, including $22.1 million of accrued interest included in tax reserves. A reconciliation of the beginning and ending amount of the tax reserves is as follows:

Balance at January 1, 2007	$59.2
Increase based on tax positions taken in a prior year	5.9
Increase based on tax positions taken in the current year	5.8
Decrease related to settlements with taxing authorities and changes in law	(7.4)
Decrease resulting from the lapse of statutes of limitations	(7.7)
Balance at December 31, 2007	$55.8

In addition, the Company believes that it is reasonably possible that its tax reserves during 2008 will increase by approximately $5.9 million as a result of changes in various tax positions, each of which is individually insignificant.

In assessing the recoverability of its deferred tax assets, management considers whether some portion or all of the deferred tax assets will not be realized based on the recognition threshold and measurement of a tax position in accordance with FIN 48. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income for certain international markets and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that the Company will realize the benefits of certain deductible differences existing at December 31, 2007 based on the recognition threshold and measurement of a tax position in accordance with FIN 48. The valuation allowance decreased by $60.7 million during 2007 and increased by $89.7 million during 2006.

During 2007, 2006 and 2005, certain of the Company’s foreign subsidiaries used operating loss carryforwards to credit the current provision for income taxes by $3.5 million, $2.6 million and $1.1 million, respectively. Certain other foreign operations generated losses during 2007, 2006 and 2005 for which the potential tax benefit was reduced by a valuation allowance. As a result of the expiration of $24.8 million in U.S. federal net operating losses at the end of 2006 and $101.5 million at the end of 2007, at December 31, 2007, the Company had tax loss carryforwards of approximately $1,108.6 million, of which $401.7 million are foreign and $706.8 million are domestic (including $289.6 million of consolidated federal net operating losses (‘‘CNOLs’’) available from the MacAndrews & Forbes Group, as discussed in the paragraph below). The losses expire in future years as follows: 2008 – $183.1 million; 2009 –$89.0 million; 2010 – $16.9 million; 2011 – $2.7 million; 2012 and beyond − $540.0 million; and unlimited − $276.9 million. The Company could receive the benefit of such tax loss carryforwards only to the extent it has taxable income during the carryforward periods in the applicable tax jurisdictions.

As a result of the closing of the Revlon Exchange Transactions, as of March 25, 2004, Revlon, Inc., Products Corporation and their U.S. subsidiaries were no longer included in the the affiliated group of which MacAndrews & Forbes was the common parent (the ‘‘MacAndrews & Forbes Group’’) for federal income tax purposes (see further discussion immediately below). The Internal Revenue Code of 1986 (as amended, the ‘‘Code’’) and the Treasury regulations issued thereunder govern both the calculation of the amount and allocation to the members of the MacAndrews & Forbes Group of any CNOLs of the group that will be available to offset Revlon, Inc.’s taxable income and the taxable income of its U.S. subsidiaries, including Products Corporation, for the taxable years beginning after March 25, 2004. Only the amount of any CNOLs that the MacAndrews & Forbes Group did not absorb in tax years ended on or before December 31, 2004 will be available to be allocated to Revlon, Inc. and its U.S. subsidiaries, including Products Corporation, for their taxable years beginning on March 26, 2004. After March 25, 2004, the Company had available from the MacAndrews & Forbes Group, $415.9 million in U.S. federal net operating losses and $15.2 million of alternative minimum tax losses. As a result of the expiration of $24.8 million in U.S. federal net operating losses at the end of 2006 and $101.5 million at the end of 2007, after December 31, 2007 Revlon, Inc. and its U.S. subsidiaries, including Products Corporation, has available from the MacAndrews & Forbes Group $289.6 million of CNOLs and $15.2 million of alternative minimum losses. The amounts set forth in this paragraph are subject to change if the Internal Revenue Service adjusts the results of the MacAndrews & Forbes Group or if the MacAndrews & Forbes Group amends its returns, in each case for tax years ended on or before December 31, 2004.

The Company has not provided for U.S. Federal and foreign withholding taxes on $56.0 million of foreign subsidiaries’ undistributed earnings as of December 31, 2007, because such earnings are intended to be indefinitely reinvested overseas. The amount of unrecognized deferred tax liabilities for temporary differences related to investments in undistributed earnings is not practicable to determine at this time.

In June 1992, Revlon Holdings (as hereinafter defined), Revlon, Inc., Products Corporation and certain of its subsidiaries, and MacAndrews & Forbes Holdings entered into a tax sharing agreement (as subsequently amended and restated, the ‘‘MacAndrews & Forbes Tax Sharing Agreement’’), pursuant to which MacAndrews & Forbes Holdings agreed to indemnify Revlon, Inc. and Products Corporation against federal, state or local income tax liabilities of the MacAndrews & Forbes Group (other than in respect of Revlon, Inc. and Products Corporation) for taxable periods beginning on or after January 1, 1992 during which Revlon, Inc. and Products Corporation or a subsidiary of Products Corporation was a member of such group. In these taxable periods, Revlon, Inc. and Products Corporation were included in the MacAndrews & Forbes Group, and Revlon, Inc.’s and Products Corporation’s federal taxable income and loss were included in such group’s consolidated tax return filed by MacAndrews & Forbes Holdings. Revlon, Inc. and Products Corporation were also included in certain state and local tax returns of MacAndrews & Forbes Holdings or its subsidiaries. Pursuant to the MacAndrews & Forbes Tax Sharing Agreement, for all such taxable periods, Products Corporation was required to pay to Revlon, Inc., which in turn was required to pay to Revlon Holdings, amounts equal to the taxes that Products Corporation would otherwise have had to pay if it were to file separate federal, state or local income tax returns (including any amounts determined to be due as a result of a redetermination arising from an audit or otherwise of the consolidated or combined tax liability relating to any such period which was attributable to Products Corporation), except that Products Corporation was not entitled to carry back any losses to taxable periods ending prior to January 1, 1992. The MacAndrews & Forbes Tax Sharing Agreement remains in effect solely for taxable periods beginning on or after January 1, 1992, through and including March 25, 2004.

Following the closing of the Revlon Exchange Transactions in March 2004, Revlon, Inc. became the parent of a new consolidated group for federal income tax purposes and Products Corporation’s federal taxable income and loss will be included in such group’s consolidated tax returns. Accordingly, Revlon, Inc. and Products Corporation entered into a tax sharing agreement (the ‘‘Revlon Tax Sharing Agreement’’) pursuant to which Products Corporation will be required to pay to Revlon, Inc. amounts equal to the taxes that Products Corporation would otherwise have had to pay if Products Corporation were to file separate federal, state or local income tax returns, limited to the amount, and payable only at such times, as Revlon, Inc. will be required to make payments to the applicable taxing authorities.

There were no federal tax payments or payments in lieu of taxes from Revlon, Inc. to Revlon Holdings pursuant to the MacAndrews & Forbes Tax Sharing Agreement or from Products Corporation to Revlon, Inc. pursuant to the Revlon Tax Sharing Agreement in respect of 2007. The Company does not expect that there will be federal tax payments or payments in lieu of taxes from Revlon, Inc. to Revlon Holdings pursuant to the MacAndrews & Forbes Tax Sharing Agreement or from Products Corporation to Revlon, Inc. pursuant to the Revlon Tax Sharing Agreement in respect of 2008.

Pursuant to the asset transfer agreement referred to in Note 14, Products Corporation assumed all tax liabilities of Revlon Holdings other than (i) certain income tax liabilities arising prior to January 1, 1992 to the extent such liabilities exceeded reserves on Revlon Holdings’ books as of January 1, 1992 or were not of the nature reserved for and (ii) other tax liabilities to the extent such liabilities are related to the business and assets retained by Revlon Holdings.

11.    Savings plan, pension and Post-retirement Benefits

Savings Plan:

The Company offers a qualified defined contribution plan for U.S.-based employees, the Revlon Employees’ Savings, Investment and Profit Sharing Plan (as amended, the ‘‘Savings Plan’’), which allows eligible participants to contribute up to 25%, and highly compensated employees to contribute up to 6%, of qualified compensation through payroll deductions. The Company matches employee contributions at fifty cents for each dollar contributed up to the first 6% of eligible compensation. The Company may also contribute from time to time profit sharing contributions (if any) for non-bonus eligible employees. In 2007, 2006 and 2005, the Company made cash matching contributions to the Savings Plan of approximately $2.6 million, $2.8 million and $2.9 million, respectively. There were no additional contributions or profit sharing contributions made during those years.

Pension Benefits:

The Company sponsors a number of qualified defined benefit pension plans covering a substantial portion of the Company’s employees in the U.S. The Company also has nonqualified pension plans which provide benefits for certain U.S. and non-U.S. employees, and for U.S. employees in excess of IRS limitations in the U.S. and in certain limited cases contractual benefits for designated officers of the Company. These plans are funded from the general assets of the Company.

Other Post-retirement Benefits:

The Company previously sponsored an unfunded retiree benefit plan, which provides death benefits payable to beneficiaries of a very limited number of former employees. Participation in this plan was limited to participants enrolled as of December 31, 1993. The Company also administers an unfunded medical insurance plan on behalf of Revlon Holdings, certain costs of which have been apportioned to Revlon Holdings under the transfer agreements among Revlon, Inc., Products Corporation and MacAndrews & Forbes. (See Note 14, ‘‘Related Party Transactions — Transfer Agreements’’).

Adoption of SFAS No. 158:

Effective as of January 1, 2007, the Company early adopted the measurement date provisions of SFAS No. 158. These provisions of SFAS No. 158 require the Company to measure defined benefit plan assets and obligations as of the date of the Company’s fiscal year-end, which the Company has applied as of the beginning of the fiscal year ending December 31, 2007, rather than using a September 30th measurement date. Due to the Company’s early adoption of the measurement date provisions under SFAS No. 158, the Company recognized a net reduction to the beginning balance of Accumulated Other Comprehensive Loss of $10.3 million, which is comprised of (1) a $9.4 million reduction to Accumulated Other Comprehensive Loss due to the revaluation of the pension liability and (2) a $0.9 million reduction to Accumulated Other Comprehensive Loss of amortization of prior service costs and actuarial gains/losses over the period from October 1, 2006 to December 31, 2006. In addition, the Company recognized a $2.9 million increase to the beginning balance of Accumulated Deficit for the total net periodic benefit costs incurred from October 1, 2006 to December 31, 2006.

Effective as of December 31, 2006, the Company adopted the recognition and dislosure provisions of SFAS No. 158. These provisions of SFAS No. 158 require the Company to recognize the funded status of its defined benefit pension plans and other post-retirement plans in the December 31, 2006 Consolidated Balance Sheet, measured as the difference between plan assets at fair value and the projected benefit obligations. The net funded status of the underfunded pension and other post-retirement plans is recognized as a net liability on the Consolidated Balance Sheet. SFAS No. 158 also requires the Company to recognize as a component of accumulated other comprehensive loss, net of tax, the actuarial gains and losses and prior service costs or credits that arose during the year but are not recognized in net loss as components of net periodic benefit cost pursuant to FASB Statement Nos. 87 and 106. The Company recognized $112.6 million in accumulated other comprehensive income for actuarial gains and prior service costs, which amount will be adjusted as such actuarial gains and prior service costs are subsequently recognized as components of net periodic benefit cost pursuant to the recognition of amortization provisions of FASB Statement Nos. 87 and 106. In addition, the additional minimum pension liability (‘‘AML’’) recognized under the provisions of FASB Statement No. 132(R) ‘‘Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88, and 106’’, in the 2006 financial statements of $88.0 million was reversed through other comprehensive loss upon adoption of SFAS No. 158.

Upon adoption of the recognition and disclosure provisions of SFAS No. 158, appropriate adjustments were made to various assets and liabilities as of December 31, 2006, with a net offsetting after-tax effect of $(5.6) million recorded as a net adjustment to the ending balance of Accumulated Other Comprehensive Loss. This net adjustment should have been reported separately as (1) a $19.0 million adjustment for minimum pension liability as a component of Total Comprehensive Loss and (2) a $(24.6) million adjustment for the initial adoption of SFAS No. 158 to the ending balance of Accumulated Other Comprehensive Loss, which combined resulted in the same $(5.6) million net adjustment to the ending balance of Accumulated Other Comprehensive Loss.

The Company adjusted the presentation of 2006 Total Comprehensive Loss to separately report the $19.0 million adjustment for minimum pension liability and the $(24.6) million adjustment for the initial adoption of SFAS No.158, which netted to the same $(5.6) million net adjustment to the ending balance of Accumulated Other Comprehensive Loss. By separately reporting the respective components of the $(5.6) million net adjustment using the foregoing allocation, Total Comprehensive Loss revised for the year ended December 31, 2006 was $229.2 million, compared with the Total Comprehensive Loss of

$248.2 million reported in the 2006 Form 10-K. Such adjustment does not have any impact on the balance of Accumulated Other Comprehensive Loss and Total Stockholder’s Deficiency at December 31, 2006 as reported in the 2006 Form 10-K.

The following table summarizes the effect of the reversal of the additional minimum liabilities at the year ended December 31, 2006, as well as the recognition of actuarial gains and prior service costs as an adjustment to accumulated other comprehensive loss upon adoption of the recognition provisions of SFAS No. 158 effective as of December 31, 2006:

		SFAS No. 158 Adjustments
	Prior to Adjustments	Reversal of Minimum Pension Liability		Actuarial Gains (Losses) & Prior Service Cost		As Reported at December 31, 2006
Other assets (a)	$142.5	$—		$(0.1)		$142.4
Pension and other post-retirement benefit liabilities (b)	158.5	(88.0)		112.5		183.0
Accumulated other comprehensive (loss)	(99.6)	88.0		(112.6)		(124.2)
Total stockholder’s deficiency (a)	(1,193.0)	88.0	(c)	(112.6	) (c)	(1,217.6)
(a)	The incremental effect of deferred tax assets at December 31, 2006 after giving effect to the adoption of the recognition provisions of SFAS No. 158 was offset by a valuation allowance, which resulted in no net tax impact due to the adoption of SFAS No. 158.
(b)	The total liability for pension benefits includes the current portion of the pension liability, $7.3 million, which is recognized in the other current liabilities on the Consolidated Balance Sheet and $175.7 million, which was recognized in the long-term pension and other post-retirement liability on the Consolidated Balance Sheet at December 31, 2006.
(c)	As a result of adopting and accounting for the recognition provisions of SFAS No. 158 effective as of December 31, 2006, the Company made appropriate adjustments to various assets and liabilities as of December 31, 2006, with a net offsetting after-tax effect of $(24.6) million recorded as a net adjustment to the ending balance of Accumulated Other Comprehensive Loss. This net adjustment is comprised of (1) an $88.0 million net adjustment to reverse the additional mimimum pension liabiliy and (2) a $(112.6) million net adjustment to recognize actuarial gains (losses) and prior service costs or credits.

The following table provides an aggregate reconciliation of the projected benefit obligations, plan assets, funded status and amounts recognized in the Company’s consolidated financial statements related to the Company’s significant pension and other post-retirement plans. The measurement date used for the 2007 plan assets was December 31, 2007 and the measurement date used for the 2006 plan assets was September 30, 2006.

	Pension Plans			Other Post-retirement Benefit Plans
	December 31, 2007	Measurement Date Change Q4 2006	September 30, 2006	December 31, 2007	Measurement Date Change Q4 2006	September 30, 2006
Change in Benefit Obligation:
Benefit obligation — beginning of period	$(599.3)	$(595.8)	$(587.8)	$(15.1)	$(15.1)	$(13.2)
Service cost	(9.2)	(2.4)	(10.0)	—	—	(0.0)
Interest cost	(33.2)	(8.0)	(32.1)	(0.9)	(0.2)	(0.8)
Plan amendments	(0.7)	—	—	—	—	—
Actuarial gain (loss)	35.1	(0.5)	11.1	1.1	—	(2.3)
Special termination benefits	(0.1)	—	—	—	—	(2.3)
Benefits paid	31.5	7.5	29.9	1.0	0.2	1.1
Foreign exchange (loss) gain	(2.2)	—	(6.7)	(0.1)	—	0.1
Plan participant contributions	(0.2)	(0.1)	(0.2)	—	—	—
Benefit obligation – end of period	$(578.3)	$(599.3)	$(595.8)	$(14.0)	$(15.1)	$(15.1)
Change in Plan Assets:
Fair value of plan assets — beginning of period	$438.7	$424.0	$383.0	$—	$—	$—
Actual return on plan assets	27.7	18.4	35.7	—	—	—
Employer contributions	37.1	3.7	30.6	1.0	0.3	1.1
Plan participant contributions	0.2	0.1	0.2	—	—	—
Benefits paid	(31.5)	(7.5)	(29.9)	(1.0)	(0.3)	(1.1)
Foreign exchange gain (loss)	1.5	—	4.4	—	—	—
Fair value of plan assets — end of period	$473.7	$438.7	$424.0	$—	$—	$—
Underfunded status of plans at December 31	$(105.5)	$(160.6)		$(14.0)	$(15.1)
Overfunded status of plans at December 31	$0.9	$—		$—	$—

In respect of pension plans and other post-retirement benefit plans, amounts recognized in the Company’s Consolidated Balance Sheets at December 31, 2007 and 2006, respectively, consist of the following:

	Pension Plans		Other Post-retirement Benefit Plans
	December 31,
	2007	2006	2007	2006
Other long-term assets	$0.9	$—	$—	$—
Accrued expenses and other	(6.1)	(6.1)	(1.0)	(1.2)
Pension and other post-retirement benefit liabilities	(99.4)	(162.0)	(13.0)	(13.7)
	(104.6)	(168.1)	(14.0)	(14.9)
Accumulated other comprehensive loss	72.3	109.4	2.6	3.7
	$(32.3)	$(58.7)	$(11.4)	$(11.2)

With respect to the above accrued net periodic benefit costs, the Company has recorded receivables from affiliates of $1.8 million and $1.9 million at December 31, 2007 and 2006, respectively, relating to pension plan liabilities retained by such affiliates.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the Company’s pension plans are as follows:

	December 31,
	2007	2006	2005
Projected benefit obligation	$578.3	$599.3	$586.5
Accumulated benefit obligation	563.7	578.8	567.6
Fair value of plan assets	473.7	438.7	383.0

The components of net periodic benefit cost for the pension plans and other post-retirement benefit plans are as follows:

	Pension Plans			Other Post-retirement Benefit Plans
	Years Ended December 31,
	2007	2006	2005	2007	2006	2005
Net periodic benefit cost:
Service cost	$9.2	$10.0	$9.6	$0.1	$—	$0.1
Interest cost	33.1	32.1	31.0	0.9	0.8	0.9
Expected return on plan assets	(36.8)	(31.8)	(28.3)	—	—	—
Amortization of prior service cost	(0.5)	(0.5)	(0.6)	—	—	—
Amortization of actuarial loss (gain)	2.9	6.6	7.4	0.2	0.1	0.1
Settlement cost	—	0.1	—	—	—	—
Curtailment cost	0.1	(0.8)	—	—	—	—
	8.0	15.7	19.1	1.2	0.9	1.1
Portion allocated to Revlon Holdings	(0.1)	(0.1)	(0.1)	—	—	—
	$7.9	$15.6	$19.0	$1.2	$0.9	$1.1

Amounts recognized in accumulated other comprehensive loss at December 31, 2007, which have not yet been recognized as a component of net periodic pension cost, are as follows:

	Pension Benefits	Post-retirement Benefits	Total
Net actuarial loss	$73.8	$2.6	$76.4
Prior service credit	(1.5)	—	(1.5)
	72.3	2.6	74.9
Portion allocated (to) from Revlon Holdings	(0.5)	—	(0.5)
	$71.8	$2.6	$74.4

The total actuarial losses in respect of the Company’s pension plans and other post-retirement plans included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2008 is $1.4 million and $0.2 million, respectively. The total prior service credits in respect of the Company’s pension plans and other post-retirement plans included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2008 is $0.5 million and nil, respectively.

The following weighted-average assumptions were used to determine the Company’s projected benefit obligation at the end of year listed:

	U.S. Plans		International Plans
	2007	2006	2007	2006
Discount rate	6.24%	5.75%	5.7%	5.0%
Rate of future compensation increases	4.0	4.0	4.3	3.9

The following weighted-average assumptions were used to determine the Company’s net periodic benefit cost during the year listed:

	U.S. Plans				International Plans
	2007	2006		2005	2007	2006	2005
Discount rate	5.75%	5.5	%(a)	5.75%	5.0%	5.0%	5.5%
Expected return on plan assets	8.5	8.5		8.5	6.7	6.7	7.0
Rate of future compensation increases	4.0	4.0		4.0	3.9	3.7	3.7
(a)	The discount rate used to determine the net periodic benefit cost for the Company’s U.S. plans during 2006 was 5.5% and 5.75% for the nine months and final three months of 2006, respectively.

The 6.24% weighted-average discount rate for the U.S. plans for 2007 was derived by reference to appropriate benchmark yields on high quality corporate bonds, with terms which approximate the duration of the benefit payments and the relevant benchmark bond indices considering the individual plan’s characteristics, such the Citigroup Pension Discount Curve, to select a rate at which the Company believes the U.S. pension benefits could be effectively settled. The discount rates for the Company’s primary international plans were derived from similar local studies, in conjunction with local actuarial consultants and asset managers.

The Company considers a number of factors to determine its expected rate of return on plan assets assumption, including, without limitation, recent and historical performance of plan assets, asset allocation and other third-party studies and surveys. The Company considered the plan portfolios’ asset allocations over a variety of time periods and compared them with third-party studies and reviewed performance of the capital markets in recent years and other factors and advice from various third parties, such as the pension plans’ advisers, investment managers and actuaries. While the Company considered recent performance and the historical performance of plan assets, the Company’s assumptions are based primarily on its estimates of long-term, prospective rates of return. Using the aforementioned methodologies, the Company selected the 8.5% return on assets assumption used for the U.S pension plans during 2007. Differences between actual and expected asset returns are recognized in the net periodic benefit cost over the remaining service period of the active participating employees.

The rate of future compensation increases is an assumption used by the actuarial consultants for pension accounting and is determined based on the Company’s current expectation for such increases.

The following table presents domestic and foreign pension plan assets information at December 31, 2007, 2006 and 2005, respectively:

	U.S. Plans			International Plans
	2007	2006	2005	2007	2006	2005
Fair value of plan assets	$424.4	$380.3	$347.5	$49.3	$43.7	$35.5

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

The U.S. pension plans currently have the following target ranges for these asset classes, which are reviewed quarterly and considered for readjustment when an asset class weighting is outside of its target range (recognizing that these are flexible target ranges that may vary from time to time) with the goal of achieving the expected return on plan assets at a reasonable risk level as follows:

Target Ranges
Asset Category:
Equity securities	33% - 39%
Fixed income securities	20% - 26%
Real estate	0% - 3%
Cash and other investments	13% - 19%
Global balanced strategies	22% - 28%

The U.S. pension plans weighted-average asset allocations at December 31, 2007 and 2006, respectively, by asset categories were as follows:

	2007	2006
Asset Category:
Equity securities	38.1%	37.6%
Fixed income securities	19.6	19.7
Cash and other investments	17.9	18.1
Global balanced strategies	24.4	24.6
	100.0%	100.0%

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

Contributions:

The Company’s policy is to fund at least the minimum contributions required to meet applicable federal employee benefit and local laws, or to directly pay benefit payments where appropriate. During 2008, the Company expects to contribute approximately $12.3 million to its pension plans and approximately $1.0 million to its other post-retirement benefit plans.

Estimated Future Benefit Payments:

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Total Pension Benefits	Total Other Benefits
2008	$33.8	$1.0
2009	35.0	1.0
2010	35.8	1.1
2011	37.0	1.1
2012	39.0	1.2
Years 2013 to 2017	215.5	5.8

12.	Stock Compensation Plan

Revlon, Inc. maintains the Third Amended and Restated Revlon, Inc. Stock Plan (the ‘‘Stock Plan’’), which provides for awards of stock options, stock appreciation rights, restricted or unrestricted stock and restricted stock units to eligible employees and directors of Revlon, Inc. and its affiliates, including Products Corporation.

Effective in December 2007, the Stock Plan was amended and restated to:

(1)	rename the Stock Plan as the ‘‘Third Amended and Restated Revlon, Inc. Stock Plan’’;

(2)	increase the aggregate number of shares of Revlon, Inc.’s Class A Common Stock with respect to which awards may be granted under the Stock Plan from 40,650,000 shares to65,650,000 shares;

(3)	remove the provision of the Stock Plan restricting to 15,000,000 the number of shares of the Company’s Class A Common Stock with respect to which awards of restricted and unrestricted stock and restricted stock units may be granted under the Stock Plan and to make certain conforming changes to reflect this change;

(4)	increase from 4,065,000 to 6,565,000 (subject to the adjustment provisions contained in the Stock Plan), the number of awards that may be granted under the Stock Plan as restricted and unrestricted stock and restricted stock units without the minimum vesting requirements applicable to such awards under the Stock Plan; and

(5)	provide that shares withheld by the Company for the payment of taxes upon vesting of awards will become available for subsequent grants of awards (including restricted stock) under the Stock Plan.

The primary purpose of the amendments was to afford the Company greater flexibility in the administration of the Stock Plan in furtherance of its efforts to provide meaningful equity-based compensation and retention incentives for key existing employees and recruitment incentives for new employees who are expected to contribute to the continued execution of the Company’s business strategy.

In November 2006, the Stock Plan was amended and restated to, among other things, provide that in connection with any future merger, consolidation, sale of all or substantially all of the Company’s assets or other similar transactions, the Company’s Compensation and Stock Plan Committee (the ‘‘Compensation Committee’’) may, by notice to grantees, accelerate the dates upon which all outstanding stock options and stock appreciation rights awards of such grantees shall be exercisable and the dates upon which action may be taken with respect to all other awards requiring action on the part of grantees, without requiring that such awards terminate.

Stock options:

Non-qualified stock options granted under the Stock Plan are granted at prices that equal or exceed the fair market value of Class A Common Stock on the grant date and have a term of 7 years (option grants under the Stock Plan prior to June 4, 2004 have a term of 10 years). Option grants generally vest over service periods that range from one to four years. Additionally, employee stock option grants outstanding in November 2006 vest upon a ‘‘change in control’’.

Total net stock option compensation expense includes amounts attributable to the granting of, and the remaining requisite service period of, stock options issued under the Stock Plan, which awards were unvested at January 1, 2006 or granted on or after such date. Net stock option compensation expense for the year ended December 31, 2007 and 2006 was $1.5 million and $7.1 million (including with respect to 2006 $1.4 million related to the departure of Mr. Jack Stahl, the Company’s former President and Chief Executive Officer, in September 2006). As of December 31, 2007, the total unrecognized stock option compensation expense related to unvested stock options in the aggregate was $0.6 million. The unrecognized stock option compensation expense is expected to be recognized over a weighted-average period of 1.3 years as of December 31, 2007. The total fair value of stock options that vested during the year ended December 31, 2007 was $9.7 million.

At December 31, 2007, 2006 and 2005 there were 20,126,456; 17,990,458; and 15,972,389 stock options exercisable under the Stock Plan, respectively.

A summary of the status of stock option grants under the Stock Plan as of December 31, 2007, 2006 and 2005 and changes during the years then ended is presented below:

	Shares (000’s)	Weighted Average Exercise Price
Outstanding at January 1, 2005	30,781.7	$4.66
Granted	5,200.4	2.56
Exercised	(18.1)	3.03
Forfeited and expired	(2,930.9)	5.59
Outstanding at December 31, 2005	33,033.1	4.25
Granted	47.5	1.95
Exercised	(60.4)	2.90
Forfeited and expired	(8,027.2)	3.34
Outstanding at December 31, 2006	24,993.0	4.54
Granted	—	—
Exercised	—	—
Forfeited and expired	(3,312.0)	6.90
Outstanding at December 31, 2007	21,681.0	4.19

There were no options granted during 2007. The weighted average grant date fair value of options granted during 2006, and 2005 approximated $1.11 and $1.38, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Year Ended December 31,
	2007		2006	2005
Expected life of option (a)	N/A		4.75 years	4.75 years
Risk-free interest rate (b)	N/A	%	4.76%	3.95%
Expected volatility (c)	N/A	%	65%	61%
Expected dividend yield (d)	N/A		N/A	N/A
(a)	The expected life of an option is calculated using a formula based on the vesting term and contractual life of the option.
(b)	The risk-free interest rate is based upon the rate in effect at the time of the option grant on a zero coupon U.S. Treasury bill for periods approximating the expected life of the option.
(c)	Expected volatility is based on the daily historical volatility of the closing price of Revlon, Inc.’s Class A Common Stock as reported on the NYSE consolidated tape over the expected life of the option.
(d)	Assumes no dividends on Revlon, Inc.’s Class A Common Stock for options granted during the years ended December 31, 2007, 2006 and 2005, respectively.

The following table summarizes information about the Stock Plan’s options outstanding at December 31, 2007:

	Outstanding				Exerciseable
Range of Exercise Prices	Number of Options (000’s)	Weighted Average Years Remaining	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options (000’s)	Weighted Average Years Remaining	Weighted Average Exercise Price
$1.46 to $2.55	3,036.8	4.51	$2.52	—	1,532.1	4.48	$2.52
2.56 to 3.47	15,151.2	3.38	3.03	—	15,101.3	3.37	3.04
3.48 to 5.64	1,671.5	4.55	3.91	—	1,671.5	4.55	3.91
5.65 to 10.00	1,057.1	2.84	6.94	—	1,057.1	2.84	6.94
10.01 to 50.00	764.4	0.77	30.68	—	764.4	0.77	30.68
1.46 to 50.00	21,681.0	3.51	4.19	—	20,126.4	3.43	4.32

Restricted stock awards and restricted stock units:

The Stock Plan and the Supplemental Stock Plan (as hereinafter defined) also allow for awards of restricted stock and restricted stock units to employees and directors of Revlon, Inc. and its affiliates, including Products Corporation. The restricted stock awards granted under the Stock Plan vest over service periods that generally range from 1.5 years to 3 years. In 2007, 2006 and 2005, the Revlon, Inc. granted 8,313,520; 6,511,675; and 50,000 shares, respectively, of restricted stock and restricted stock units under the Stock Plan with weighted average fair values, based on the market price of Revlon, Inc.’s Class A Common Stock on the dates of grant, of $1.25, $1.59 and $3.13, respectively. At December 31, 2007 and 2006, there were 11,648,067 and 8,120,643 shares of restricted stock and restricted stock units outstanding and unvested under the Stock Plan, respectively.

A summary of the status of grants of restricted stock and restricted stock units under the Stock Plan and Supplemental Stock Plan as of December 31, 2007, 2006 and 2005 and changes during the years then ended is presented below:

	Shares (000’s)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2005	5,725.0	$3.18
Granted	50.0	3.13
Vested (a)	(1,776.7)	3.17
Forfeited	(188.3)	3.17
Outstanding at December 31, 2005	3,810.0	3.19
Granted	6,511.7	1.59
Vested (a)	(1,871.7)	3.13
Forfeited	(329.4)	3.01
Outstanding at December 31, 2006	8,120.6	1.92
Granted	8,313.5	1.25
Vested (a)	(4,154.0)	2.25
Forfeited	(632.0)	1.57
Outstanding at December 31, 2007	11,648.1	1.35
(a)	Of the amounts vested during 2005, 2006 and 2007, 236,315 shares; 193,351 shares; and 876,133 shares, respectively, were withheld by the Company to satisfy certain grantees’ minimum withholding tax requirements, which withheld shares became Revlon, Inc. treasury stock and are not sold on the open market.

In 2002, Revlon, Inc. adopted the Revlon, Inc. 2002 Supplemental Stock Plan (the ‘‘Supplemental Stock Plan’’), the purpose of which was to provide Mr. Jack Stahl, the Company’s former President and Chief Executive Officer, the sole eligible participant under the Supplemental Stock Plan, with inducement awards to entice him to join the Company. All of the 530,000 shares of Class A Common Stock covered by the Supplemental Stock Plan were issued in the form of restricted shares to Mr. Stahl in February 2002 and all of these shares were fully vested at December 31, 2007.

The Company recognizes non-cash compensation expense related to restricted stock awards and restricted stock units under the Stock Plan and Supplemental Stock Plan using the straight-line method over the remaining service period. The Company recorded compensation expense related to restricted stock awards under the Stock Plan and Supplemental Stock Plan of $5.2 million, $6.0 million and $5.8 million during 2007, 2006 and 2005, respectively. The deferred stock-based compensation related to restricted stock awards is $14.1 million and $9.9 million at December 31, 2007 and 2006, respectively. The deferred stock-based compensation related to restricted stock awards is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of restricted stock and restricted stock units that vested during the years ended December 31, 2007 and 2006 was $9.3 million and $5.9 million, respectively. At December 31, 2007, there were 11,648,067 shares of unvested restricted stock and restricted stock units under the Stock Plan and nil under the Supplemental Stock Plan.

Pro forma net loss:

Prior to the Company’s adoption of SFAS No. 123(R), effective as of January 1, 2006 SFAS No. 123 required that the Company provide pro forma information regarding net loss and net loss per common share as if compensation expense for the Company’s stock-based awards had been determined in accordance with the fair value method prescribed therein. The Company had previously adopted the disclosure portion of SFAS No. 148, ‘‘Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statements No. 123’’ (‘‘SFAS No. 148’’), requiring quarterly SFAS No. 123 pro forma disclosure. The pro forma charge for compensation expense related to stock-based awards granted was recognized over the service period. For stock options, the service period represents the period of time between the date of grant and the date each stock option becomes exercisable without consideration of acceleration provisions (e.g., retirement, change of control and similar types of acceleration events).

The following table illustrates the effect on net loss as if the Company had applied the fair value method to its stock-based compensation under the disclosure provisions of SFAS No. 123 and amended disclosure provisions of SFAS No. 148:

Year Ended December 31,
2005
Net loss as reported	$(77.8)
Add-back: Stock-based employee compensation expense included in reported net loss	5.8
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(22.1)
Pro forma net loss	$(94.1)

13.    ACCUMULATED OTHER Comprehensive Loss

The components of accumulated other comprehensive loss during 2007, 2006 and 2005, respectively, are as follows:

	Foreign Currency Translation	Minimum Pension Liability	Actuarial Gain/ (Loss) on Post-retirement Benefits	Prior Service Cost on Post-retirement Benefits	Deferred Loss – Hedging	Accumulated Other Comprehensive Loss
Balance January 1, 2005	$(7.9)	$(113.7)	$—	$—	$(2.7)	$(124.3)
Unrealized gains (losses)	(6.9)	6.7	—	—	0.2	—
Reclassifications into net loss	0.4	—	—	—	2.2	2.6
Balance December 31, 2005	(14.4)	(107.0)	—	—	(0.3)	(121.7)
Unrealized gains (losses)	3.2	19.0	—	—	(0.4)	21.8
Reclassifications under SFAS No. 158 (a)	—	88.0	(115.8)	2.7	—	(25.1)
Portion of SFAS No. 158 reclassification allocated to Revlon Holdings (a)	—	—	0.5	—	—	0.5
Reclassifications into net loss	—	—	—	—	0.3	0.3
Balance December 31, 2006	(11.2)	—	(115.3)	2.7	(0.4)	(124.2)
SFAS No. 158 adjustment (b)			10.3			10.3
Adjusted balance January 1, 2007	(11.2)	—	(105.0)	2.7	(0.4)	(113.9)
Unrealized gains (losses)	(2.0)				(1.7)	(3.7)
Reclassifications into net loss (c)					—	—
Amortization under SFAS No. 158 (d)			27.4	1.5		28.9
Balance December 31, 2007	$(13.2)	$—	$(77.6)	$4.2	$(2.1)	$(88.7)
(a)	Due to the adoption of SFAS No. 158 in December 2006, the minimum pension liability, as set forth in the table above, is no longer recognized as a component of comprehensive loss. The $24.6 million net adjustment represents the difference between (1) $115.8 million of actuarial gains and $2.7 million of prior service costs calculated under SFAS No. 158, both of which have not yet been recognized as a component of net periodic pension cost, (2) the net $0.5 million reclassification of actuarial gains and prior service costs calculated under SFAS No. 158, which are attributable to Revlon Holdings under the 1992 transfer agreements referred to in Note 14, ‘‘Related Party Transactions’’, and (3) the $88.0 reversal of the minimum pension liability, which under SFAS No. 158 is no longer required as a component of comprehensive loss to be recognized during 2006 as a component of comprehensive loss. (See Note 11 ‘‘Savings Plan, Pension and Other Post-retirement Benefits’’).
(b)	Due to the Company’s early adoption of the provisions under SFAS No. 158, effective as of January 1, 2007 requiring a measurement date for determining defined benefit plan assets and obligations using the Company’s fiscal year end of December 31st, rather than using a September 30th measurement date, the Company recognized a net reduction to the beginning balance of Accumulated Other Comprehensive Loss of $10.3 million, as set forth in the table above, which is comprised of (1) a $9.4 million reduction to Accumulated Other Comprehensive Loss due to the revaluation of the pension liability as a result of the change in the measurement date and (2) a $0.9 million reduction to Accumulated Other Comprehensive Loss of amortization of prior service costs, actuarial gains/losses and return on assets over the period from October 1, 2006 to December 31, 2006. In addition, the Company recognized a $2.9 million increase to the beginning balance of Accumulated Deficit, as set forth in the table above, which represents the total net periodic benefit costs incurred from October 1, 2006 to December 31, 2006. (See Note 11, ‘‘Savings Plan, Pension, and Post-retirement Benefits’’).
(c)	Due to the Company’s use of derivative financial instruments, the net amount of hedge accounting derivative losses recognized by the Company, as set forth in the table above, pertains to (1) the reversal of $0.4 million of net losses accumulated in Accumulated Other Comprehensive Loss at January 1, 2007 upon the Company’s election during the fiscal quarter ended March 31, 2007 to discontinue the application of hedge accounting under SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’ for certain derivative financial instruments, as the Company no longer designates its foreign currency forward exchange contracts as hedging instruments and (2) the reversal of a $0.4 gain pertaining a net receipt settlement in December 2007 under the terms of Products Corporation’s floating-to-fixed interest rate swap transaction, executed in September 2007, with a notional amount of $150 million relating to indebtedness under Products Corporation’s 2006 Term Loan Facility. The Company has designated the floating-to-fixed interest rate swap as a hedging instrument and accordingly applies hedge accounting under SFAS No.133. (See Note 9, ‘‘Financial Instruments’’ to the Consolidated Financial Statements and the discussion of Critical Accounting Policies in this Form 10-K).
(d)	Amount represents a reduction in Accumulated Other Comprehensive Loss as a result of the amortization of unrecognized prior service costs and actuarial gains/losses arising during 2007 related to the Company’s pension and other post-retirement plans.

14.    Related Party Transactions

As of December 31, 2007, MacAndrews & Forbes beneficially owned shares of Revlon, Inc.’s Common Stock having approximately 74% of the combined voting power of such outstanding shares. Revlon, Inc. in turn directly owns all 5,260 outstanding shares of Products Corporation’s common stock. As a result, MacAndrews & Forbes is able to elect the entire Board of Directors of Revlon, Inc. and Products Corporation and control the vote on all matters submitted to a vote of Revlon, Inc.’s and Products Corporation’s stockholders. MacAndrews & Forbes is wholly-owned by Ronald O. Perelman, Chairman of Revlon, Inc.’s and Products Corporation’s Board of Directors.

Transfer Agreements

In June 1992, Revlon, Inc. and Products Corporation entered into an asset transfer agreement with Revlon Holdings LLC, a Delaware limited liability company and formerly a Delaware corporation known as Revlon Holdings Inc. (‘‘Revlon Holdings’’), and which is an affiliate and an indirect wholly-owned subsidiary of MacAndrews & Forbes and certain of Revlon Holdings’ wholly-owned subsidiaries. Revlon, Inc. and Products Corporation also entered into a real property asset transfer agreement with Revlon Holdings. Pursuant to such agreements, on June 24, 1992 Revlon Holdings transferred assets to Products Corporation and Products Corporation assumed all of the liabilities of Revlon Holdings, other than certain specifically excluded assets and liabilities (the liabilities excluded are referred to as the ‘‘Excluded Liabilities’’). Certain consumer products lines sold in demonstrator-assisted distribution channels considered not integral to Revlon, Inc.’s business and that historically had not been profitable and certain other assets and liabilities were retained by Revlon Holdings. Revlon Holdings agreed to indemnify Revlon, Inc. and Products Corporation against losses arising from the Excluded Liabilities, and Revlon, Inc. and Products Corporation agreed to indemnify Revlon Holdings against losses arising from the liabilities assumed by Products Corporation. The amounts reimbursed by Revlon Holdings to Products Corporation for the Excluded Liabilities for 2007, 2006 and 2005 were $0.1 million, $0.3 million and $0.2 million, respectively.

Reimbursement Agreements

Revlon, Inc., Products Corporation and MacAndrews & Forbes Inc. (a wholly-owned subsidiary of MacAndrews & Forbes Holdings) have entered into reimbursement agreements (the ‘‘Reimbursement Agreements’’) pursuant to which (i) MacAndrews & Forbes Inc. is obligated to provide (directly or through affiliates) certain professional and administrative services, including employees, to Revlon, Inc. and its subsidiaries, including Products Corporation, and purchase services from third party providers, such as insurance, legal and accounting services and air transportation services, on behalf of Revlon, Inc. and its subsidiaries, including Products Corporation, to the extent requested by Products Corporation, and (ii) Products Corporation is obligated to provide certain professional and administrative services, including employees, to MacAndrews & Forbes and purchase services from third party providers, such as insurance, legal and accounting services, on behalf of MacAndrews & Forbes to the extent requested by MacAndrews & Forbes, provided that in each case the performance of such services does not cause an unreasonable burden to MacAndrews & Forbes or Products Corporation, as the case may be.

Products Corporation reimburses MacAndrews & Forbes for the allocable costs of the services purchased for or provided to Products Corporation and its subsidiaries and for the reasonable out-of-pocket expenses incurred in connection with the provision of such services. MacAndrews & Forbes reimburses Products Corporation for the allocable costs of the services purchased for or provided to MacAndrews & Forbes and for the reasonable out-of-pocket expenses incurred in connection with the purchase or provision of such services. Each of Revlon, Inc. and Products Corporation, on the one hand, and MacAndrews & Forbes Inc., on the other, has agreed to indemnify the other party for losses arising out of the provision of services by it under the Reimbursement Agreements, other than losses resulting from its willful misconduct or gross negligence.

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

Revlon, Inc. and Products Corporation reimburse MacAndrews & Forbes from time to time for their allocable portion of the premiums for such coverage or they pay the insurers directly, which premiums the Company believes are more favorable than the premiums the Company would pay were it to secure stand-alone coverage. Any amounts paid by Revlon, Inc. and Products Corporation directly to MacAndrews & Forbes in respect of premiums are included in the amounts paid under the Reimbursement Agreements. The net amounts reimbursable from (payable to) MacAndrews & Forbes to Products Corporation for the services provided under the Reimbursement Agreements for 2007, 2006 and 2005 were $0.6 million, $0.5 million, and $(3.7) million, respectively.

Tax Sharing Agreements

As a result of the closing of the Revlon Exchange Transactions, as of March 25, 2004, Revlon, Inc., Products Corporation and their U.S. subsidiaries were no longer included in the MacAndrews & Forbes Group for federal income tax purposes. See Note 10, ‘‘Income Taxes’’, for further discussion on these agreements and related transactions in 2007, 2006 and 2005.

2004 Consolidated MacAndrews & Forbes Line of Credit

For a description of transactions with MacAndrews & Forbes in 2007, 2006 and 2005 in connection with the 2004 Consolidated MacAndrews & Forbes Line of Credit with MacAndrews & Forbes, see Note 8, ‘‘Long-Term Debt’’.

Refinancing Transactions and Rights Offerings

For a description of transactions with MacAndrews & Forbes in 2007, 2006 and 2005 in connection with the Debt Reduction Transactions, the Revlon Exchange Transactions and the 2004 Investment Agreement, including in connection with the $110 Million Rights Offering and the $100 Million Rights Offering, see Note 8, ‘‘Long-Term Debt’’. See also Note 18, ‘‘Subsequent Events’’, describing the full repayment of the balance of Products Corporation’s 8 5/8% Senior Subordinated Notes on their February 1, 2008 maturity date using the proceeds of the MacAndrews & Forbes Senior Subordinated Term Loan and a related letter agreement between Revlon, Inc. and MacAndrews & Forbes.

Other

Pursuant to a lease dated April 2, 1993 (the ‘‘Edison Lease’’), Revlon Holdings leased to Products Corporation the Edison, N.J. research and development facility for a term of up to 10 years with an annual rent of $1.4 million and certain shared operating expenses payable by Products Corporation which, together with the annual rent, were not to exceed $2.0 million per year. In August 1998, Revlon Holdings sold the Edison facility to an unrelated third party, which assumed substantially all liability for environmental claims and compliance costs relating to the Edison facility, and in connection with the sale Products Corporation terminated the Edison Lease and entered into a new lease with the new owner. Revlon Holdings agreed to indemnify Products Corporation through September 1, 2013 (the term of the new lease) to the extent that rent under the new lease exceeds the rent that would have been payable under the terminated Edison Lease had it not been terminated. The net amounts reimbursed by Revlon Holdings to Products Corporation with respect to the Edison facility for 2007, 2006 and 2005 were $0.3 million, $0.3 million and $0.3 million, respectively.

During 2005, Products Corporation leased to MacAndrews & Forbes a small amount of space at certain facilities pursuant to occupancy agreements and leases, including space at Products Corporation’s New York headquarters. The rent paid by MacAndrews & Forbes to Products Corporation for 2005 was $0.2 million. MacAndrews & Forbes vacated the leased space in August 2005.

Certain of Products Corporation’s debt obligations have been, and may in the future be, supported by, among other things, guaranties from Revlon, Inc. and, subject to certain limited exceptions, all of the domestic subsidiaries of Products Corporation, including the 2006 Credit Agreements. The obligations under such guaranties are and were secured by, among other things, the capital stock of Products Corporation and, subject to certain limited exceptions, the capital stock of all of Products Corporation’s domestic subsidiaries and 66% of the capital stock of Products Corporation’s and its domestic subsidiaries’ first-tier foreign subsidiaries. In connection with the Revlon Exchange Transactions, in February 2004, Revlon, Inc. entered into supplemental indentures pursuant to which it agreed to guarantee the obligations of Products Corporation under the indentures governing Products Corporation’s 8 5/8% Senior Subordinated Notes, 8 1/8% Senior Notes and 9% Senior Notes. The 8 1/8% Senior Notes and 9% Senior Notes were redeemend in full in April 2005 and, as described in Note 18, ‘‘Subsequent Events’’, the balance of the 8 5/8% Senior Subordinated Notes were repaid in full on their February 1, 2008 maturity date.

Pursuant to his employment agreement, Mr. Jack Stahl, the Company’s former President and Chief Executive Officer, received two loans (prior to the passage of the Sarbanes-Oxley Act of 2002) from Products Corporation, one, in March 2002, to satisfy state, local and federal income taxes (including withholding taxes) incurred by him as a result of his having made an election under Section 83(b) of the Code in connection with the 1,000,000 shares of restricted stock that were granted to him in connection with his joining the Company, and a second in May 2002 to cover the purchase of a principal residence in the New York metropolitan area, as he was relocating from Atlanta, Georgia. As a result of the termination of his employment in September 2006, the outstanding principal amount and all accrued interest on such loans was forgiven in accordance with the terms of his employment agreement, being approximately $2.2 million (which included accrued interest) and $1.9 million, respectively.

During 2000, prior to the passage of the Sarbanes-Oxley Act of 2002, Products Corporation made an advance of $0.8 million to Mr. Douglas Greeff, the Company’s former Executive Vice President, Strategic Finance, pursuant to his employment agreement, which loan bore interest at the applicable federal rate and was payable in 5 equal annual installments. Pursuant to his employment agreement, Mr. Greeff was entitled to receive bonuses from Products Corporation equal to the sum of the principal and interest on the annual advance repaid by Mr. Greeff. Pursuant to the terms of Mr. Greeff’s separation agreement, as a result of the fact that Mr. Greeff ceased employment in February 2005, Mr. Greeff repaid the remaining $0.2 million of the loan on or about May 9, 2005 and Products Corporation paid the final bonus installment to Mr. Greeff on or about May 12, 2005.

During 2007, 2006 and 2005, Products Corporation paid $0.7 million, $0.9 million and $1.0 million, respectively, to a nationally-recognized security services company, in which MacAndrews & Forbes has a controlling interest, for security officer services. Products Corporation’s decision to engage such firm was based upon its expertise in the field of security services, and the rates were competitive with industry rates for similarly situated security firms.

15.    Commitments and Contingencies

Products Corporation currently leases manufacturing, executive, including research and development, and sales facilities and various types of equipment under operating and capital lease agreements. Rental expense was $18.2 million, $19.5 million and $17.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Minimum rental commitments under all noncancelable leases, including those pertaining to idled facilities, with remaining lease terms in excess of one year from December 31, 2007 aggregated $93.2 million. Such commitments for each of the five years and thereafter subsequent to December 31, 2007 are $16.6 million, $14.8 million, $13.0 million, $11.9 million, $11.1 million and $25.8 million, respectively.

As part of the September 2006 organizational streamlining, the Company canceled its lease and modified its sublease of its New York City headquarters space, including vacating 23,000 square feet in December 2006 and approximately 77,300 square feet during the first quarter of 2007.

The Company and its subsidiaries are defendants in litigation and proceedings involving various matters. In the opinion of the Company’s management, based upon advice of its counsel handling such litigation and proceedings, adverse outcomes, if any, will not result in a material effect on the Company’s consolidated financial condition or results of operations.

16.    Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations:

	Year Ended December 31, 2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$328.6	$349.2	$339.7	$382.6
Gross profit	202.4	221.4	215.4	238.0
Net (loss) income (a)	(33.4)	(9.4)	(8.7)	42.5

	Year Ended December 31, 2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$325.5	$321.1	$305.9	$378.9
Gross profit	208.2	183.1	157.0	237.6
Net loss (b)	(56.4)	(85.2)	(98.7)	(4.2)
(a)	During 2007, the Company incurred restructuring charges of approximately $4.4 million in connection with the 2006 Programs and $2.9 in connection with the 2007 Programs.
(b)	During 2006, primarily in the third and fourth quarters, the Company incurred charges of (1) $9.4 million in connection with the departure of Mr. Jack Stahl, the Company’s former President and Chief Executive Officer, in September 2006 (including $6.2 million for severance and related costs and $3.2 million for the accelerated amortization of Mr. Stahl’s unvested options and unvested restricted stock), (2) $60.4 million in connection with the September 2006 discontinuance of the Vital Radiance brand and (3) restructuring charges of approximately $17.5 million in connection with the September 2006 organizational streamlining. In addition, primarily during the first and second quarters of 2006, the Company recorded charges for brand support and display amortization of approximately $57 million, including higher advertising and consumer promotional spending, primarily to support the launch of certain brand initiatives. In addition, the Company incurred restructuring charges of approximately $10.1 million, most of which were incurred in the first quarter of 2006, in connection with the February 2006 organizational realignment.

17.    Geographic, Financial and Other Information

The Company manages its business on the basis of one reportable operating segment. See Note 1, ‘‘Summary of Significant Accounting Policies’’, for a brief description of the Company’s business. As of December 31, 2007, the Company had operations established in 15 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold. During 2007, 2006 and 2005, Wal-Mart and its affiliates worldwide accounted for approximately 24%, 23% and 24%, respectively, of the Company’s net sales. The Company expects that Wal-Mart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company’s net sales. As is customary in the consumer products industry, none of the Company’s customers is under an obligation to continue purchasing products from the Company in the future.

In the tables below, certain prior year amounts have been reclassified to conform to the current period’s presentation.

	Year Ended December 31,
	2007		2006		2005
Geographic area:
Net sales:
United States	$804.2	57%	$764.9	57%	$788.3	59%
International	595.9	43%	566.5	43%	544.0	41%
	$1,400.1		$1,331.4		$1,332.3

	December 31,
	2007		2006		2005
Long-lived assets – net:
United States	$332.3	79%	$362.1	82%	$366.9	81%
International	85.8	21%	81.8	18%	84.8	19%
	$418.1		$443.9		$451.7

	Year Ended December 31,
	2007		2006		2005
Classes of similar products:
Net sales:
Cosmetics, skincare and fragrances	$946.5	68%	$898.3	67%	$937.8	70%
Personal care	453.6	32%	433.1	33%	394.5	30%
	$1,400.1		$1,331.4		$1,332.3

18.    Subsequent Events

On January 30, 2008, Products Corporation entered into its previously-announced $170 million Senior Subordinated Term Loan Agreement with MacAndrews & Forbes (the ‘‘MacAndrews & Forbes Senior Subordinated Term Loan’’ and the ‘‘MacAndrews & Forbes Senior Subordinated Term Loan Agreement’’, respectively). On February 1, 2008, Products Corporation used the proceeds of the MacAndrews & Forbes Senior Subordinated Term Loan to repay in full the approximately $167.4 million remaining aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes, which matured on February 1, 2008, and to pay certain related fees and expenses, including the payment to MacAndrews & Forbes of a facility fee of $2.55 million (or 1.5% of the total aggregate principal amount of such loan) upon MacAndrews & Forbes’ funding of such loan. In connection with such repayment, Products Corporation also used cash on hand to pay approximately $7.2 million of accrued and unpaid interest due on the 8 5/8% Senior Subordinated Notes up to, but not including, the February 1, 2008 maturity date.

The MacAndrews & Forbes Senior Subordinated Term Loan bears interest at an annual rate of 11%, which is payable in arrears in cash on March 31, June 30, September 30 and December 31 of each year, commencing on March 31, 2008. The MacAndrews & Forbes Senior Subordinated Term Loan matures on August 1, 2009, provided that Products Corporation may, at its option, prepay such loan, in whole or in part (together with accrued and unpaid interest), at any time prior to maturity without premium or penalty.

The MacAndrews & Forbes Senior Subordinated Term Loan is an unsecured obligation of Products Corporation and, pursuant to subordination provisions that are generally incorporated from the indenture which governed the 8 5/8% Senior Subordinated Notes prior to their repayment, is subordinated in right of payment to all existing and future senior debt of Products Corporation, currently including indebtedness under (i) Products Corporation’s 2006 Credit Agreements, and (ii) Products Corporation’s 9½% Senior Notes. The MacAndrews & Forbes Senior Subordinated Term Loan has the right to payment equal in right of payment with any present and future senior subordinated indebtedness of Products Corporation.

The MacAndrews & Forbes Senior Subordinated Term Loan Agreement contains covenants (other than the subordination provisions discussed above) that are generally incorporated from the indenture governing Products Corporation’s 9½% Senior Notes, including covenants that limit the ability of Products Corporation and its subsidiaries to, among other things, incur additional indebtedness, pay dividends on or redeem or repurchase stock, engage in certain asset sales, make certain types of investments and other restricted payments, engage in certain transactions with affiliates, restrict dividends or payments from subsidiaries and create liens on their assets. All of these limitations and prohibitions, however, are subject to a number of important qualifications and exceptions.

The MacAndrews & Forbes Senior Subordinated Term Loan Agreement includes a cross acceleration provision which is substantially the same as that in Products Corporation’s 9½% Senior Notes that provides that it shall be an event of default under the MacAndrews & Forbes Senior Subordinated Term Loan Agreement if any debt (as defined in such agreement) of Products Corporation or any of its significant subsidiaries (as defined in such agreement) is not paid within any applicable grace period after final maturity or is accelerated by the holders of such debt because of a default and the total principal amount of the portion of such debt that is unpaid or accelerated exceeds $25.0 million and such default continues for 10 days after notice from MacAndrews & Forbes. If any such event of default occurs, MacAndrews & Forbes may declare the MacAndrews & Forbes Senior Subordinated Term Loan to be due and payable immediately.

The MacAndrews & Forbes Senior Subordinated Term Loan Agreement also contains other customary events of default for loan agreements of such type, including, subject to applicable grace periods, nonpayment of any principal or interest when due under the MacAndrews & Forbes Senior Subordinated Term Loan Agreement, non-compliance with any of the material covenants in the MacAndrews & Forbes Senior Subordinated Term Loan Agreement, any representation or warranty being incorrect, false or misleading in any material respect, or the occurrence of certain bankruptcy, insolvency or similar proceedings by or against Products Corporation or any of its significant subsidiaries.

Upon any change of control (as defined in the MacAndrews & Forbes Senior Subordinated Term Loan Agreement), Products Corporation is required to repay the MacAndrews & Forbes Senior Subordinated Term Loan in full, after fulfilling an offer to repay Products Corporation’s 9½% Senior Notes and to the extent permitted by Products Corporation’s 2006 Credit Agreements.

In connection with the closing of the MacAndrews & Forbes Senior Subordinated Term Loan, Revlon, Inc. and MacAndrews & Forbes entered into a letter agreement in January 2008 pursuant to which Revlon, Inc. agreed that if Revlon, Inc. conducts any equity offering before the full payment of the MacAndrews & Forbes Senior Subordinated Term Loan, and if MacAndrews & Forbes and/or its affiliates elects to participate in any such offering, MacAndrews & Forbes and/or its affiliates may pay for any shares it acquires in such offering either in cash or by tendering debt valued at its face amount under the MacAndrews & Forbes Senior Subordinated Term Loan Agreement, including any accrued but unpaid interest, on a dollar for dollar basis, or in any combination of cash and such debt. Revlon, Inc. is under no obligation to conduct an equity offering and MacAndrews & Forbes and its affiliates are under no obligation to subscribe for shares should Revlon, Inc. elect to conduct an equity offering.

Schedule II

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2007, 2006 and 2005
(dollars in millions)

	Balance at Beginning Year	Charged to Cost and Expenses	Other Deductions		Balance at End of Year
Year ended December 31, 2007:
Applied against asset accounts:
Allowance for doubtful accounts	$4.0	$(0.2)	$0.5	(1)	$4.3
Allowance for volume and early payment discounts	$13.7	$52.1	$(50.6	)(2)	$15.2
Year ended December 31, 2006:
Applied against asset accounts:
Allowance for doubtful accounts	$5.1	$(1.7)	$0.6	(1)	$4.0
Allowance for volume and early payment discounts	$13.8	$52.1	$(52.2	)(2)	$13.7
Year ended December 31, 2005:
Applied against asset accounts:
Allowance for doubtful accounts	$5.6	$0.6	$(1.1	)(1)	$5.1
Allowance for volume and early payment discounts	$13.4	$49.6	$(49.2	)(2)	$13.8
(1)	Doubtful accounts written off, less recoveries, reclassifications and foreign currency translation adjustments.
(2)	Discounts taken, reclassifications and foreign currency translation adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Revlon Consumer Products Corporation
(Registrant)

By: /s/ David L. Kennedy	By: /s/ Alan T. Ennis	By: /s/ Edward A. Mammone
David L. Kennedy President, Chief Executive Officer and Director	Alan T. Ennis Executive Vice President and Chief Financial Officer	Edward A. Mammone Senior Vice President, Corporate Controller and Chief Accounting Officer

Dated: March 5, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant on March 5, 2008 and in the capacities indicated.

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