Form 10-Q
period 2008-03-31
REVLON CONSUMER PRODUCTS CORP
filed 2008-05-06
CIK 890547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes     No

The number of shares outstanding of the registrant’s common stock was 5,260 shares as of March 31, 2008, all of which were held by one affiliate, Revlon, Inc.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56.8	$46.8
Trade receivables, less allowance for doubtful accounts of $5.1 and $4.3 as of March 31, 2008 and December 31, 2007, respectively	177.4	202.7
Inventories	173.5	169.1
Prepaid expenses and other	82.2	73.0
Total current assets	489.9	491.6
Property, plant and equipment, net	113.2	113.7
Other assets	116.1	118.2
Goodwill, net	186.2	186.2
Total assets	$905.4	$909.7
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current liabilities:
Short-term borrowings	$3.1	$2.1
Current portion of long-term debt	8.7	6.5
Accounts payable	96.5	89.7
Accrued expenses and other	248.2	250.4
Total current liabilities	356.5	348.7
Long-term debt	1,254.5	1,432.4
Long-term debt – affiliates	170.0	—
Long-term pension and other post-retirement plan liabilities	110.8	112.4
Other long-term liabilities	81.1	77.8

Stockholder’s deficiency:
Preferred Stock, par value $1.00 per share: 1,000 shares authorized; 546 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	54.6	54.6
Additional paid-in capital	928.2	926.0
Accumulated deficit	(1,954.0)	(1,953.5)
Accumulated other comprehensive loss	(96.3)	(88.7)
Total stockholder’s deficiency	(1,067.5)	(1,061.6)
Total liabilities and stockholder’s deficiency	$905.4	$909.7

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)

	Three Months Ended March 31,
	2008	2007
Net sales	$320.4	$328.6
Cost of sales	117.4	126.2
Gross profit	203.0	202.4
Selling, general and administrative expenses	174.7	193.3
Restructuring costs and other, net	(6.2)	4.3
Operating income	34.5	4.8
Other expenses (income):
Interest expense	32.1	33.8
Interest income	(0.3)	(1.3)
Amortization of debt issuance costs	1.3	1.1
Foreign currency losses (gains), net	(4.3)	0.1
Miscellaneous, net	0.1	0.1
Other expenses, net	28.9	33.8
Income (Loss) before income taxes	5.6	(29.0)
Provision for income taxes	6.1	4.4
Net loss	$(0.5)	$(33.4)

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDER’S DEFICIENCY
AND COMPREHENSIVE LOSS
(dollars in millions)

	Preferred Stock	Additional Paid-In- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder’s Deficiency
Balance, January 1, 2008	$54.6	$926.0	$(1,953.5)	$(88.7)	$(1,061.6)
Stock option compensation		0.1			0.1
Amortization of deferred compensation for restricted stock		2.1			2.1
Comprehensive loss:
Net loss			(0.5)		(0.5)
Adjustment for fair value of hedge derivatives				(3.1)	(3.1)
Currency translation adjustment				(5.1)	(5.1)
Amortization under SFAS No. 158(a)				0.6	0.6
Total comprehensive loss					(8.1)
Balance, March 31, 2008	$54.6	$928.2	$(1,954.0)	$(96.3)	$(1,067.5)
(a)	The $0.6 represents a reduction in Accumulated Other Comprehensive Loss as a result of the amortization of unrecognized prior service costs and actuarial gains/losses arising during the three-month period ended March 31, 2008 related to the Company’s pension and other post-retirement benefit plans.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(0.5)	$(33.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24.6	28.8
Amortization of debt discount	0.2	0.2
Stock compensation amortization	2.2	1.6
(Gain) loss on sale of a non-core trademark and certain assets	(6.3)	0.2
Change in assets and liabilities:
Decrease in trade receivables	25.6	31.0
(Increase) decrease in inventories	(4.7)	0.2
Increase in prepaid expenses and other current assets	(7.9)	(2.8)
Increase in accounts payable	3.8	19.2
Decrease in accrued expenses and other current liabilities	(13.1)	(3.6)
Purchases of permanent displays	(15.3)	(23.8)
Other, net	3.0	7.1
Net cash provided by operating activities	11.6	24.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2.7)	(2.7)
Proceeds from the sale of a non-core trademark and certain assets	6.6	—
Net cash provided by (used in) investing activities	3.9	(2.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings and overdraft	3.6	(2.1)
Repayment under the 2006 Revolving Credit Facility, net	(8.5)	(57.5)
Proceeds from the issuance of long-term debt	—	0.4
Proceeds from the issuance of long-term debt – affiliates	170.0	—
Repayment of long-term debt	(167.4)	(50.0)
Capital contribution from direct parent, net	—	99.5
Payment of financing costs	(2.9)	(0.7)
Net cash used in financing activities	(5.2)	(10.4)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(0.1)
Net increase in cash and cash equivalents	10.0	11.5
Cash and cash equivalents at beginning of period	46.8	35.4
Cash and cash equivalents at end of period	$56.8	$46.9
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$29.7	$26.6
Income taxes, net of refunds	$4.1	$2.6

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(1)    Description of Business and Basis of Presentation

Revlon Consumer Products Corporation (‘‘Products Corporation’’ and together with its subsidiaries, the ‘‘Company’’) operates in a single segment and manufactures, markets and sells an extensive array of cosmetics, women’s hair color, beauty tools, fragrances, skincare, anti-perspirants/deodorants and other personal care products. The Company’s vision is to provide glamour, excitement and innovation to consumers through high-quality products at affordable prices. The Company’s principal customers include large mass volume retailers and chain drug stores in the U.S., as well as certain department stores and other specialty stores, such as perfumeries, outside the U.S. The Company also sells beauty products to U.S. military exchanges and commissaries and has a licensing business pursuant to which the Company licenses certain of its key brand names to third parties for complementary beauty-related products and accessories.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying Unaudited Consolidated Financial Statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, certain assumptions related to the recoverability of intangible and long-lived assets, reserves for estimated tax liabilities, restructuring costs, certain estimates and assumptions used in the calculation of the fair value of stock options issued to employees and non-employee directors and the derived compensation expense and certain estimates regarding the calculation of the net periodic benefit costs and the projected benefit obligation for the Company’s pension and other post-retirement plans. The Unaudited Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the ‘‘SEC’’) on March 5, 2008.

The Company’s results of operations and financial position for interim periods are not necessarily indicative of those to be expected for a full year.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’. This statement clarifies the definition of fair value of assets and liabilities, establishes a framework for measuring fair value of assets and liabilities and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, the FASB deferred the effective date of SFAS No. 157 until the fiscal years beginning after November 15, 2008 as it relates to the fair value measurement requirements for nonfinancial assets and liabilities that are initially measured at fair value, but not measured at fair value in subsequent periods. These nonfinancial assets include goodwill and other

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

indefinite-lived intangible assets which are included within other assets. In accordance with SFAS No. 157, the Company has adopted the provisions of SFAS No. 157 with respect to financial assets and liabilities effective as of January 1, 2008 and its adoption did not have a material impact on its results of operations or financial condition. The Company is assessing the impact of SFAS No. 157 for nonfinancial assets and liabilities and expects that this adoption will not have a material impact on its results of operations or financial condition.

In March 2008, the FASB issued SFAS No. 161, ‘‘Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133’’. This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS No. 161 are effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact that SFAS No. 161 could have on its disclosures.

(2)    Post-retirement Benefits

The components of net periodic benefit cost for the pension and the other post-retirement benefit plans for the first quarter of 2008 and 2007, respectively, are as follows:

	Pension Plans		Other Post-retirement Benefit Plans
	2008	2007	2008	2007
Net periodic benefit costs:
Service cost	$2.4	$2.5	$—	$—
Interest cost	8.5	8.2	0.2	0.2
Expected return on plan assets	(9.7)	(8.9)	—	—
Amortization of prior service cost	(0.1)	(0.1)	—	—
Amortization of actuarial loss	0.6	0.7	0.1	0.1
	1.7	2.4	0.3	0.3
Portion allocated to Revlon Holdings	—	(0.1)	—	—
	$1.7	$2.3	$0.3	$0.3

The Company currently expects to contribute approximately $12.3 million to its pension plans and approximately $1.0 million to other post-retirement benefit plans in 2008. During the first quarter of 2008, $2.7 million and $0.2 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively.

Relevant aspects of the qualified defined benefit pension plans, nonqualified pension plans and other post-retirement benefit plans sponsored by Products Corporation are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 5, 2008.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(3)    Inventories

	March 31, 2008	December 31, 2007
Raw materials and supplies	$63.5	$59.1
Work-in-process	18.9	17.4
Finished goods	91.1	92.6
	$173.5	$169.1

(4)    Comprehensive Loss

The components of comprehensive loss for the first quarter of 2008 and 2007, respectively, are as follows:

	Three Months Ended March 31,
	2008	2007
Net loss	$(0.5)	$(33.4)
Other comprehensive income:
Adjustment for fair value of hedging derivative	(3.1)	0.1
Currency translation adjustment	(5.1)	(0.1)
Amortization under SFAS No. 158(a)	0.6	0.6
Other comprehensive (loss) income	(7.6)	0.6
Comprehensive loss	$(8.1)	$(32.8)
(a)	The $0.6 million amortization under SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement Nos. 87, 88, 106, and 132(R)’’ (‘‘SFAS No. 158’’), represents a reduction in Accumulated Other Comprehensive Loss as a result of the amortization of unrecognized prior service costs and actuarial gains/losses arising during the three-month period ended March 31, 2008 related to the Company’s pension and other post-retirement benefit plans.

(5)    Restructuring Costs and Other, Net

During the first quarter of 2008, the Company recorded income of $6.2 million to restructuring costs and other, net, primarily due to a net gain of $6.0 million related to the sale of a non-core trademark. In addition, a $0.4 million reversal to restructuring costs was associated with the restructurings announced in 2006 (the ‘‘2006 Programs’’), primarily due to the charges for employee severance and other employee-related termination costs being slightly lower than originally estimated. (See Note 2, ‘‘Restructuring Costs and Other, Net’’ to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 5, 2008.)

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Details of the activities described above during the first quarter of 2008 are as follows:

	Balance as of January 1, 2008	(Income) Expenses, Net	Utilized, Net		Balance as of March 31, 2008
			Cash	Noncash
Employee severance and other personnel benefits:
2006 Programs	$4.1	$(0.4)	$(1.9)	$—	$1.8
2007 Programs	0.6	—	(0.3)	—	0.3
2008 Program(a)	—	0.2 (a)	—	—	0.2
	4.7	(0.2)	(2.2)	—	2.3
Leases and equipment write-offs	0.2	—	(0.1)	—	0.1
	$4.9	$(0.2)	$(2.3)	$—	$2.4
Gain on sale of non-core trademark		(6.0)
Total Restructuring Costs and Other, net	$4.9	$(6.2)	$(2.3)	$—	$2.4
(a)	The 2008 Program refers to immaterial expenses related to a restructuring in Mexico.

(6)    Geographic Information

The Company manages its business on the basis of one reportable operating segment. As of March 31, 2008, the Company actively sold its products through wholly-owned subsidiaries established in 15 countries outside of the U.S. and through a large number of distributors and licensees elsewhere around the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold to consumers.

	Three Months Ended March 31,
	2008		2007
Geographic area:
Net sales:
United States	$177.2	55%	$193.3	59%
International	143.2	45%	135.3	41%
	$320.4		$328.6

	March 31, 2008		December 31, 2007
Long-lived assets:
United States	$330.4	80%	$332.3	79%
International	85.2	20%	85.8	21%
	$415.6		$418.1

	Three Months Ended March 31,
	2008		2007
Classes of similar products:
Net sales:
Cosmetics, skin care and fragrances	$216.2	67%	$221.1	67%
Personal care	104.2	33%	107.5	33%
	$320.4		$328.6

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(7)    Derivative Financial Instruments

The Company uses derivative financial instruments, primarily foreign currency forward exchange contracts (‘‘FX Contracts’’) intended to reduce the effects of fluctuations in foreign currency exchange rates and interest rate swap transactions (‘‘Interest Rate Swaps’’) intended to reduce the effects of floating interest rates.

Foreign Currency Forward Exchange Contracts

Products Corporation enters into FX Contracts primarily to hedge anticipated inventory purchases and certain intercompany payments denominated in foreign currencies. Such FX contracts generally have maturities of less than one year. The Company does not apply hedge accounting to FX Contracts. The Company records these FX Contracts in the consolidated balance sheet at fair value and changes in fair value are immediately recognized in earnings. Fair value is determined by using observable market transactions of spot and forward rates.

The notional amount of the FX Contracts outstanding at March 31, 2008 and December 31, 2007 was $27.8 million and $23.6 million, respectively. At March 31, 2008, the change in the fair value of Products Corporation’s unexpired FX Contracts was $0.4 million, which was recognized in earnings. Also, at March 31, 2008, realized losses of $0.1 million from expired FX Contracts were recognized into earnings.

Interest Rate Swap Transaction

In September 2007, Products Corporation executed a floating-to-fixed interest rate swap transaction (the ‘‘2007 Interest Rate Swap’’) to hedge against fluctuations in variable interest rate payments on $150 million notional amount in Products Corporation’s long-term debt under its $840 million bank term loan facility (the ‘‘2006 Term Loan Facility’’). The 2007 Interest Rate Swap effectively fixed the interest rate on such notional amount at 8.692% for the 2-year term of the swap.

Products Corporation’s 2007 Interest Rate Swap qualifies for hedge accounting treatment under Statement of Financial Accounting Standards No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’ (‘‘SFAS No. 133’’), and has been designated as a cash flow hedge. Accordingly, the effective portion of the changes in the fair value of the 2007 Interest Rate Swap transaction is reported in other comprehensive loss. The ineffective portion of the changes in the fair value of the 2007 Interest Rate Swap is recognized in current period earnings. Any unrecognized income (loss) accumulated in other comprehensive loss related to the 2007 Interest Rate Swap are recorded in the Statement of Operations, primarily in interest expense, when the underlying transactions hedged are realized. The fair value of Products Corporation’s 2007 Interest Rate Swap was $(5.3) million at March 31, 2008. Fair value is determined by using the applicable LIBOR index. (See Note 9, ‘‘Subsequent Events’’, to the Consolidated Financial Statements in this Form 10-Q regarding an additional interest rate swap transaction entered into in April 2008, referred to as the 2008 Interest Rate Swap).

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(8)    Long-term Debt

	March 31, 2008	December 31, 2007
2006 Term Loan Facility due 2012(a)	$840.0	$840.0
2006 Revolving Credit Facility due 2012(a)	35.0	43.5
MacAndrews & Forbes Senior Subordinated Term Loan(b)	170.0	—
8 5/8% Senior Subordinated Notes	—	167.4
9½% Senior Notes due 2011, net of discounts	387.7	387.5
Other long-term debt	0.5	0.5
	1,433.2	1,438.9
Less current portion	(8.7)	(6.5)
	$1,424.5	$1,432.4
(a)	See Note 8, ‘‘Long-Term Debt’’ to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 5, 2008 for detail regarding the 2006 Term Loan Facility and the 2006 Revolving Credit Facility (together the ‘‘2006 Credit Facilities’’ and such agreements the ‘‘2006 Credit Agreements’’), as well as for detail as to Products Corporation’s other debt instruments.
(b)	See Note 18, ‘‘Subsequent Events’’ to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 5, 2008 for detail regarding the MacAndrews & Forbes Senior Subordinated Term Loan Agreement, which matures on August 1, 2009.

(9)    Subsequent Events

2008 Interest Rate Swap Transaction

In April 2008, Products Corporation executed a floating-to-fixed interest rate swap transaction (the ‘‘2008 Interest Rate Swap’’) with a notional amount of $150.0 million over a period of two years relating to indebtedness under Products Corporation’s 2006 Term Loan Facility. The Company designated the 2008 Interest Rate Swap transaction as a cash flow hedge of the variable interest rate payments on Products Corporation’s 2006 Term Loan Facility. Under the terms of the 2008 Interest Rate Swap, Product Corporation is required to pay to the counterparty a quarterly fixed interest rate of 2.66% on the $150.0 million notional amount commencing in July 2008, while receiving a variable interest rate payment from the counterparty equal to three-month U.S. dollar LIBOR (which effectively fixed the interest rate on such notional amount at 6.66% for the 2-year term of the swap).

Reverse Stock Split

In April 2008, Revlon, Inc. announced its plans to effect a reverse stock split of Revlon, Inc.’s Class A and Class B common stock at a split ratio of 1-for-10. On April 10, 2008, Revlon, Inc.’s Board of Directors approved the reverse stock split and MacAndrews & Forbes Holdings delivered to Revlon, Inc. an executed written stockholders’ consent approving the reverse stock split. MacAndrews & Forbes, which is wholly owned by Ronald O. Perelman, Chairman of Revlon, Inc.’s Board of Directors, beneficially owned, as of March 31, 2008, approximately 58% of Revlon, Inc.’s Class A common stock and approximately 60% of Revlon, Inc.’s combined shares of Class A and Class B common stock, which together represented approximately 74% of the combined voting power of Revlon, Inc.’s Class A and Class B common stock as of such date. It is expected that the reverse stock split will be consummated in May or June of 2008. There can be no assurances that the reverse stock split will be consummated or that it will achieve its intended effects.

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

The Company’s vision is to provide glamour, excitement and innovation to consumers through high-quality products at affordable prices. The Company operates in a single segment and manufactures, markets and sells an extensive array of cosmetics, women’s hair color, beauty tools, fragrances, skincare, anti-perspirants/deodorants and other personal care products. The Company is one of the world’s leading cosmetics companies in the mass retail channel. The Company believes that its global brand name recognition, product quality and marketing experience have enabled it to create one of the strongest consumer brand franchises in the world.

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

The Company was founded by Charles Revson, who revolutionized the cosmetics industry by introducing nail enamels matched to lipsticks in fashion colors over 75 years ago. Today, the Company has leading positions in a number of its principal product categories in the U.S. mass retail channel, including color cosmetics (face, lip, eye and nail categories), women’s hair color, beauty tools and anit-perspirants/deodorants. The Company also has leading positions in several product categories in certain foreign countries, including Australia, Canada and South Africa.

Overview of the Company’s Strategy

The Company’s business strategy includes:

•	Building and leveraging our strong brands: We are building and leveraging our brands, particularly the Revlon brand, across the categories in which we compete. In addition to Revlon and Almay brand color cosmetics, we are seeking to drive growth in other beauty care categories, including women’s hair color, beauty tools and anti-perspirants/deodorants. We are implementing this strategy by developing and sustaining an innovative pipeline of new products and managing our product portfolio with the objective of profitable net sales growth over time. We intend to:

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

•	Improving the execution of our strategies and plans and providing for continued improvement in our organizational capability through enabling and developing our employees. We are continuing to build our organizational capability primarily through a focus on recruitment and retention of skilled people, providing opportunities for professional development, as well as new and expanded responsibilities and roles for employees who have demonstrated capability and rewarding our employees for success.

•	Continuing to strengthen our international business. We are continuing to strengthen our international business through the following key strategies:

•	Focusing on the Revlon brand and our other strong national and multi-national brands in key countries;

•	Leveraging our Revlon and Almay brand marketing worldwide;

•	Adapting our product portfolio to local consumer preferences and trends;

•	Structuring the most effective business model in each country; and

•	Strategically allocating resources and controlling costs.

•	Improving our operating profit margins and cash flow. We are capitalizing on opportunities to improve our operating profit margins and cash flow over time, including reducing sales returns, costs of goods sold and general and administrative expenses and improving working capital management (in each case as a percentage of net sales), and we continue to focus on improving net sales growth.

•	Continuing to improve our capital structure. We intend to continue to take advantage of opportunities to reduce and refinance our debt.

The execution of this strategy includes the following recent actions:

•	For the second half of 2008, we are introducing an extensive lineup of new, innovative Revlon and Almay color cosmetics, which follows the extensive lineup of Revlon and Almay color cosmetics launched in the first half of 2008;

•	We further implemented our brand ambassador strategy with the notable signings of Elle Macpherson to globally represent the Revlon brand, as well as Gucci Westman, world-renowned makeup artist, to serve as Revlon’s Global Artistic Director;

•	In April 2008, Revlon, Inc. announced a plan to effect a reverse split of its Class A and Class B common stock at a 1-for-10 split ratio. The plan has been approved by Revlon, Inc.’s Board of Directors and MacAndrews & Forbes, Revlon, Inc.’s principal stockholder, and, accordingly, no further stockholder vote or action is required. Revlon, Inc. expects to consummate the reverse stock split in May or June of 2008; and

•	In April 2008, Products Corporation entered into a $150 million two-year floating-to-fixed interest rate swap transaction related to indebtedness under its bank term loan, intended to reduce its exposure to interest rate volatility. Following the execution of this swap transaction and the $150 million two-year floating-to-fixed interest rate swap transaction that Products Corporation entered into in September 2007, approximately 60% of the Company’s total long-term debt is at fixed interest rates and approximately 40% is at floating interest rates.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Overview of Net Sales and Earnings Results

Consolidated net sales in the first quarter of 2008 decreased $8.2 million, or 2.5%, to $320.4 million, as compared with $328.6 million in the first quarter of 2007. Excluding the favorable impact of foreign currency fluctuations, consolidated net sales decreased by $18.1 million, or 5.5%, in the first quarter of 2008.

In the United States, net sales for the first quarter of 2008 decreased $16.1 million, or 8.3%, to $177.2 million, from $193.3 million in the first quarter of 2007. Net sales in the first quarter of 2007 benefited from the initial shipments of beauty care products, including the launches of Revlon Colorist hair color and Mitchum Smart Solid anti-perspirant and deodorant. Net sales of color cosmetics were slightly lower in the first quarter of 2008 compared to the year-ago period.

In the Company’s international operations, net sales for the first quarter of 2008 increased $7.9 million, or 5.8%, to $143.2 million, from $135.3 million in the first quarter of 2007. Foreign currency fluctuations favorably impacted net sales in the first quarter of 2008 by $9.9 million. Excluding the favorable impact of foreign currency fluctuations, international net sales decreased by $2.0 million, or 1.5%, in the first quarter of 2008, compared to the first quarter of 2007. Higher net sales in the Company’s Asia Pacific and Latin America regions were more than offset by lower net sales in the Europe region.

Consolidated net loss for the first quarter of 2008 decreased $32.9 million to $0.5 million, as compared with a net loss of $33.4 million in the first quarter of 2007. The improvement in consolidated net loss was primarily due to:

•	lower selling, general and administrative expenses (‘‘SG&A’’), primarily due to $18.2 million of lower brand support, due to the fact that the first quarter of 2007 included significant brand support expenses related to the launch of Revlon Colorist haircolor;

•	$6.0 million benefit from the sale of a non-core trademark;

•	$4.4 million favorable impact due to foreign currency gains;

•	lower interest expense due to the impact of lower average borrowing rates on comparable average debt levels; and

•	with the foregoing factors partially offset by the impact of lower net sales.

Overview of ACNielsen-measured Retail Channel U.S. Share Data

In terms of the U.S. share performance, the U.S. color cosmetics category grew 2.6 percentage points in the first quarter of 2008, as compared to the first quarter of 2007. U.S. share for the Revlon and Almay color cosmetics brands, and for the Company’s women’s hair color, anti-perspirant and deodorants, and beauty tools for the first quarter of 2008 are summarized in the table below:

	$ Share %
	Three Months Ended March 31,		Point Change
	2008	2007
Revlon Brand Color Cosmetics*	12.6%	13.2%	(0.6)
Almay Brand Color Cosmetics	6.2	6.5	(0.3)
Women’s Hair Color	10.8	10.0	0.8
Anti-perspirants/deodorants	5.4	6.3	(0.9)
Revlon Beauty Tools	20.4	25.3	(4.9)
*	Compared to the year-ago period, the Revlon brand has maintained an approximate 13% dollar share each quarter. Since September 2006, the Company’s strategy has been to fully focus its efforts on building and leveraging its established brands, particularly the Revlon brand.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

All U.S. share and related data herein for the Company’s brands are based upon retail dollar sales, which are derived from ACNielsen data. ACNielsen measures retail sales volume of products sold in the U.S. mass retail channel. Such data represent ACNielsen’s estimates based upon samples of retail share data gathered by ACNielsen and are therefore subject to some degree of variance and may contain slight rounding differences. ACNielsen’s data does not reflect sales volume from Wal-Mart, Inc., which is the Company’s largest customer, representing approximately 24% of the Company’s full year 2007 worldwide net sales, or sales volume from regional mass volume retailers, prestige, department stores, television shopping, door-to-door, specialty stores, internet, perfumeries or other distribution outlets, all of which are channels for cosmetics sales. From time to time, ACNielsen adjusts its methodology for data collection and reporting, which may result in adjustments to the categories and share data tracked by ACNielsen for both current and prior periods.

Overview of Financing Activities

In January 2008, Products Corporation entered into its previously-announced $170 million MacAndrews & Forbes Senior Subordinated Term Loan Agreement. On February 1, 2008, Products Corporation used the proceeds of such loan to repay in full the $167.4 million remaining aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes, which matured on February 1, 2008, and to pay certain related fees and expenses, including the payment to MacAndrews & Forbes of a facility fee of $2.55 million (or 1.5% of the total aggregate principal amount of such loan) upon MacAndrews & Forbes’ funding of such loan. In connection with such repayment, Products Corporation also used cash on hand to pay $7.2 million of accrued and unpaid interest due on the 8 5/8% Senior Subordinated Notes up to, but not including, the February 1, 2008 maturity date.

Recent Developments

For a discussion of the Company’s recent developments, see Note 9, ‘‘Subsequent Events’’, to the Consolidated Financial Statements in this Form 10-Q.

Results of Operations

In the tables, numbers in parenthesis ( ) denote unfavorable variances.

Net sales:

Consolidated net sales in the first quarter of 2008 decreased $8.2 million, or 2.5%, to $320.4 million, as compared with $328.6 million in the first quarter of 2007. Excluding the favorable impact of foreign currency fluctuations, consolidated net sales decreased by $18.1 million, or 5.5%, in the first quarter of 2008.

	Three Months Ended March 31,		Change		XFX Change(1)
	2008	2007	$	%	$	%
United States	$177.2	$193.3	$(16.1)	(8.3)%	$(16.1)	(8.3)%
Asia Pacific	64.1	58.9	5.2	8.8	1.9	3.2
Europe	49.1	49.6	(0.5)	(1.0)	(5.4)	(10.9)
Latin America	30.0	26.8	3.2	11.9	1.5	5.6
Total International	$143.2	$135.3	$7.9	5.8%	$(2.0)	(1.5)%
	$320.4	$328.6	$(8.2)	(2.5)%	$(18.1)	(5.5)%
(1)	XFX excludes the impact of foreign currency fluctuations.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

United States.

In the United States, net sales decreased in the first quarter 2008, as net sales in the first quarter of 2007 benefited from the initial shipments of beauty care products, including the launches of Revlon Colorist hair color and Mitchum Smart Solid anti-perspirant and deodorant. Net sales of color cosmetics were slightly lower in the first quarter of 2008 compared to the year-ago period.

International.

In the Company’s international operations, foreign currency fluctuations favorably impacted net sales in the first quarter of 2008 by $9.9 million. Excluding the impact of foreign currency fluctuations, the decrease in net sales in the first quarter of 2008 in the Company’s international operations, as compared with the first quarter 2007, reflected higher net sales in Asia Pacific and Latin America, which were more than offset by lower net sales in Europe.

In Asia Pacific, which is comprised of Asia Pacific and Africa, the increase in net sales, excluding the favorable impact of foreign currency fluctuations, was due primarily to higher shipments in South Africa, Hong Kong, Taiwan and duty-free businesses (which together contributed approximately 4.2 percentage points to the increase in net sales for the region for the first quarter of 2008, as compared with the first quarter of 2007). This increase was partially offset by lower shipments in Japan (which offset by approximately 0.9 percentage points the increase in net sales for the region for the first quarter of 2008, as compared with the first quarter of 2007). The higher shipments in South Africa were driven primarily by growth in shipments of color cosmetics and beauty care products. The higher shipments in Hong Kong and Taiwan were driven primarily by growth in shipments of color cosmetics. The lower shipments in Japan were driven primarily by a decline in shipments of color cosmetics.

In Europe, which is comprised of Europe, Canada and the Middle East, the decrease in net sales, excluding the favorable impact of foreign currency fluctuations, was due primarily to lower shipments in the U.K. and Italy (which together contributed approximately 11.4 percentage points to the decrease in net sales for the region for the first quarter of 2008, as compared with the first quarter of 2007). This decrease was partially offset by higher shipments in France (which offset by approximately 2.3 percentage points the decrease in net sales for the region for the first quarter of 2008, as compared with the first quarter of 2007). In the first quarter of 2007, net sales in the U.K. were positively impacted by retail space gains related to the Revlon brand and higher closeout sales. The higher shipments in France were driven primarily by growth in shipments of Gatineau skincare.

In Latin America, which is comprised of Mexico, Central America and South America, the increase in net sales, excluding the favorable impact of foreign currency fluctuations, was driven primarily by higher shipments in Venezuela and, to a lesser extent, Brazil (which together contributed approximately 5.7 percentage points to the increase in net sales for the region in the first quarter of 2008, as compared with the first quarter of 2007). This increase was partially offset by lower shipments in Mexico (which offset approximately 1.6 percentage points of the increase in net sales for the region for the first quarter of 2008, as compared with the first quarter of 2007). The higher shipments in Venezuela were driven primarily by growth in shipments of color cosmetics and beauty care products. The higher shipments in Brazil were driven primarily by growth in shipments of Bozzano personal care products. The lower shipments in Mexico were driven primarily by declines in shipments of beauty care products and color cosmetics.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Gross profit:

	Three Months Ended March 31,
	2008	2007	Change
Gross profit	$203.0	$202.4	$0.6
Percentage of net sales	63.4%	61.6%	1.8%

The increase in gross profit as a percentage of net sales for the first quarter of 2008, compared to the first quarter of 2007, was primarily due to the following:

•	lower returns and allowances, which contributed 0.5 percentage points to the increase;

•	favorable changes in sales mix, which contributed 0.4 percentage points to the increase;

•	$1.1 million of insurance proceeds relating to the loss of product shipments, which contributed 0.3 percentage points to the increase; and

•	lower estimated excess inventory charges, which contributed 0.3 percentage points to the increase.

SG&A expenses:

	Three Months Ended March 31,
	2008	2007	Change
SG&A expenses	$174.7	$193.3	$18.6

The decrease in SG&A expenses for the first quarter of 2008, as compared to the first quarter of 2007, was driven primarily by:

•	$18.2 million of lower brand support in the first quarter of 2008, as compared to the first quarter of 2007, primarily due to the fact that the first quarter of 2007 included significant brand support expenses related to the launch of Revlon Colorist haircolor;

•	$5.0 million of lower permanent display amortization expenses in the first quarter of 2008, as compared to the first quarter of 2007. The first quarter of 2007 included accelerated display amortization expenses related to the discontinuance of the Vital Radiance brand; and

•	a $4.4 million benefit in the first quarter of 2007 related to the reversal of a deferred rental liability upon exit of a portion of the Company’s New York City headquarters leased space in the first quarter of 2007.

Restructuring costs and other, net:

	Three Months Ended March 31,		Change
	2008	2007
Restructuring costs and other, net	$(6.2)	$4.3	$10.5

During the first quarter 2008, the Company recorded income of $6.2 million to restructuring costs and other, net, primarily due to a net gain of $6.0 million related to the sale of a non-core trademark. In addition, a $0.4 million reversal to restructuring costs was associated with the 2006 Programs, primarily due to the charges for severance and other employee-related termination costs being slightly lower than originally estimated. During the first quarter of 2007, the Company recorded $4.3 million in restructuring expense for vacating leased space, employee severance and employee-related termination costs related to the 2007 Programs and the 2006 Programs.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

For a further discussion of the 2006 Programs and 2007 Programs, see Note 2, ‘‘Restructuring Costs and Other, Net’’ to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 5, 2008.

Other expenses:

	Three Months Ended March 31,		Change
	2008	2007
Interest expense	$32.1	$33.8	$1.7

The decrease in interest expense for the first quarter of 2008, as compared to the first quarter of 2007, was primarily due to lower weighted average borrowing rates on comparable debt levels during the first quarter of 2008, as compared to first quarter of 2007.

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities in the first quarter of 2008 was $11.6 million, as compared to $24.7 million in the first quarter of 2007. This decline in cash provided in the first quarter of 2008, compared to the first quarter of 2007, was due to changes in net working capital, partially offset by a lower net loss and lower permanent display spending.

Net cash provided by (used in) investing activities was $3.9 million and $(2.7) million for the first quarters of 2008 and 2007, respectively. Net cash provided by investing activities for the first quarter of 2008 included $6.6 million in net proceeds from the sale of a non-core trademark and certain assets, offset by cash used for capital expenditures. Net cash used in investing activities in the first quarter of 2007 was used for capital expenditures.

Net cash used in financing activities was $5.2 million and $10.4 million for the first quarters of 2008 and 2007, respectively. Net cash used in financing activities for the first quarter of 2008 included proceeds of $170 million from the MacAndrews & Forbes Senior Subordinated Term Loan Agreement, which Products Corporation used to repay in full the $167.4 million remaining aggregate principal amount of its 8 5/8% Senior Subordinated Notes, which matured on February 1, 2008, and to pay certain related fees and expenses, including the payment to MacAndrews & Forbes of a facility fee of $2.55 million (or 1.5% of the total aggregate principal amount of such loan) upon MacAndrews & Forbes funding such loan. In addition, net cash used in financing activities in the 2008 period included $8.5 million of net repayments under Products Corporation’s 2006 Revolving Credit Facility.

Net cash used in financing activities for the first quarter of 2007 included net proceeds of $98.7 million from Revlon, Inc.’s issuance of Class A Common Stock as a result of the closing of the $100 Million Rights Offering in January 2007. Revlon, Inc.’s proceeds from the $100 Million Rights Offering were promptly transferred to Products Corporation, which it used in February 2007 to redeem $50.0 million aggregate principal amount of its 8 5/8% Senior Subordinated Notes at an aggregate redemption price of $50.3 million, including $0.3 million of accrued and unpaid interest up to, but not including, the redemption date. The remainder of such proceeds was used to repay $43.3 million of indebtedness outstanding under Products Corporation’s 2006 Revolving Credit Facility, after incurring fees and expenses of $1.3 million incurred in connection with the $100 Million Rights Offering, with approximately $5 million of the remaining proceeds being available for general corporate purposes.

At March 31, 2008, the Company had a liquidity position (excluding cash in compensating balance accounts), of $139.5 million, consisting of cash and cash equivalents (net of any outstanding checks) of $46.7 million, as well as $92.8 million in available borrowings under the 2006 Revolving Credit Facility.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

2006 Credit Agreements

In December 2006, Products Corporation replaced the $800 million term loan facility under its 2004 credit agreement with the new 5-year, $840 million 2006 Term Loan Facility pursuant to the 2006 Term Loan Agreement dated as of December 20, 2006, among Products Corporation, as borrower, the lenders party thereto, Citicorp USA, Inc., as administrative agent and collateral agent, Citigroup Global Markets Inc., as sole lead arranger and sole bookrunner, and JPMorgan Chase Bank, N.A., as syndication agent. As part of this bank refinancing, Products Corporation also amended and restated its 2004 multi-currency revolving credit facility by entering into the $160 million 2006 Revolving Credit Agreement. The 2006 Credit Facilities mature on January 15, 2012. (For further detail regarding the 2006 Credit Agreements, as well as for detail as to Products Corporation’s other debt instruments, see Note 8, ‘‘Long-Term Debt’’ to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 5, 2008).

Products Corporation was in compliance with all applicable covenants under the 2006 Credit Agreements as of March 31, 2008. At March 31, 2008, the 2006 Term Loan Facility was fully drawn and availability under the $160.0 million 2006 Revolving Credit Facility, based upon the calculated borrowing base less $14.5 million of outstanding letters of credit and $35.0 million then drawn on the 2006 Revolving Credit Facility, was $92.8 million.

MacAndrews & Forbes Senior Subordinated Term Loan Agreement

In January 2008, Products Corporation entered into the $170 million MacAndrews & Forbes Senior Subordinated Term Loan Agreement. On February 1, 2008, Products Corporation used the proceeds of such loan to repay in full the $167.4 million remaining aggregate principal amount of its 8 5/8% Senior Subordinated Notes, which matured on February 1, 2008, and to pay certain related fees and expenses, including the payment to MacAndrews & Forbes of a facility fee of $2.55 million (or 1.5% of the total aggregate principal amount of such loan) upon MacAndrews & Forbes funding such loan. In connection with such repayment, Products Corporation also used cash on hand to pay $7.2 million of accrued and unpaid interest due on the 8 5/8% Senior Subordinated Notes up to, but not including, the February 1, 2008 maturity date. (See Note 18, ‘‘Subsequent Events’’ to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 5, 2008 for detail regarding the MacAndrews & Forbes Senior Subordinated Term Loan Agreement).

Sources and Uses

The Company’s principal sources of funds are expected to be operating revenues, cash on hand and funds available for borrowing under the 2006 Revolving Credit Facility and other permitted lines of credit. The 2006 Credit Agreements, the MacAndrews & Forbes Senior Subordinated Term Loan Agreement and the indenture governing Products Corporation’s 9½% Senior Notes contain certain provisions that by their terms limit Products Corporation and its subsidiaries’ ability to, among other things, incur additional debt.

The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs (including, without limitation, the Company’s 2006 Programs, the 2007 Programs and the 2008 Program), executive severance not otherwise included in the Company’s restructuring programs, debt service payments and costs and regularly scheduled pension and post-retirement benefit plan contributions. The Company’s cash contributions to its pension and post-retirement benefit plans in the first quarter of 2008 were $2.9 million. The Company expects cash

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

contributions to its pension and post-retirement benefit plans to be approximately $13 million in the aggregate in the full year 2008. The Company’s purchases of permanent wall displays and capital expenditures in the first quarter of 2008 were $15.3 million and $2.7 million, respectively. The Company expects purchases of permanent wall displays and capital expenditures in the full year 2008 to be approximately $50 million and $25 million, respectively, inclusive of amounts expended in the first quarter of 2008. See ‘‘Restructuring Costs and Other, Net’’ above in this Form 10-Q for discussion of the Company’s expected uses of funds in connection with its various restructuring programs.

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

Continuing to execute the Company’s business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands, further refining the Company’s approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure. Any of these actions, whose intended purpose would be to contribute to the achievement of profitability and positive cash flow, could result in the Company making investments and/or recognizing charges related to executing against such opportunities.

The Company expects that operating revenues, cash on hand and funds available for borrowing under the 2006 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2008, including cash requirements in connection with the payment of operating expenses, including expenses in connection with the execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs (including, without limitation, the Company’s 2006 Programs, the 2007 Programs and the 2008 Program), executive severance not otherwise included in the Company’s restructuring programs, debt service payments and costs and regularly scheduled pension and post-retirement plan contributions.

However, there can be no assurance that such funds will be sufficient to meet the Company’s cash requirements on a consolidated basis. If the Company’s anticipated level of revenue growth is not achieved because of, for example, decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel, adverse changes in currency, decreased sales of the Company’s products as a result of increased competitive activities from the Company’s competitors, changes in consumer purchasing habits, including with respect to shopping channels, retailer inventory management, retailer space reconfigurations or reductions in retailer display space, less than anticipated results from the Company’s existing or new products or from its advertising and/or marketing plans, or if the Company’s expenses, including, without limitation, for advertising and promotions or for returns related to any reduction of retail space, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet the Company’s cash requirements.

In the event of a decrease in demand for the Company’s products, reduced sales, lack of increases in demand and sales, changes in consumer purchasing habits, including with respect to shopping channels, retailer inventory management, retailer space reconfigurations or reductions in retailer display space, product discontinuances and/or advertising and promotion expenses or returns expenses exceeding its expectations or less than anticipated results from the Company’s existing or new products or from its advertising and/or marketing plans, any such development, if significant, could reduce Products Corporation’s revenues and could adversely affect Products Corporation’s ability to comply with certain

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

financial covenants under the 2006 Credit Agreements and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending. (See also Item 1A. ‘‘Risk Factors’’ in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC on March 5, 2008 for further discussion of risks associated with the Company’s business).

If the Company is unable to satisfy its cash requirements from the sources identified above or comply with its debt covenants, the Company could be required to adopt one or more of the following alternatives:

•	delaying the implementation of or revising certain aspects of the Company’s business strategy;

•	reducing or delaying purchases of wall displays or advertising or promotional expenses;

•	reducing or delaying capital spending;

•	delaying, reducing or revising the Company’s restructuring programs;

•	refinancing Products Corporation’s indebtedness;

•	selling assets or operations;

•	seeking additional capital contributions and/or loans from MacAndrews & Forbes, Revlon,Inc., the Company’s other affiliates and/or third parties;

•	selling additional debt securities of Products Corporation; or

•	reducing other discretionary spending.

There can be no assurance that the Company would be able to take any of the actions referred to above because of a variety of commercial or market factors or constraints in Products Corporation’s debt instruments, including, without limitation, market conditions being unfavorable for an equity or debt issuance, additional capital contributions and/or loans not being available from affiliates and/or third parties, or that the transactions may not be permitted under the terms of Products Corporation’s various debt instruments then in effect, such as due to restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable the Company to satisfy its cash requirements or enable Products Corporation to comply with its debt covenants if the actions do not generate a sufficient amount of additional capital. (See also Item 1A. ‘‘Risk Factors’’ in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC on March 5, 2008 for further discussion of risks associated with the Company’s business).

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

As a result of dealing with suppliers and vendors in a number of foreign countries, Products Corporation enters into foreign currency forward exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. There were foreign currency forward

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

exchange contracts with a notional amount of $27.8 million outstanding at March 31, 2008. The fair value of foreign currency forward exchange contracts outstanding at March 31, 2008 was $0.1 million.

2007 Interest Rate Swap Transaction

In September 2007, Products Corporation executed a floating-to-fixed interest rate swap transaction (the ‘‘2007 Interest Rate Swap’’) with a notional amount of $150.0 million over a period of two years relating to indebtedness under Products Corporation’s 2006 Term Loan Facility. The Company designated this 2007 Interest Rate Swap transaction as a cash flow hedge of the variable interest rate payments on Products Corporation’s 2006 Term Loan Facility. Under the terms of the 2007 Interest Rate Swap transaction, Products Corporation is required to pay to the counterparty a quarterly fixed interest rate of 4.692% on the $150.0 million notional amount commencing in December 2007, while receiving a variable interest rate payment from the counterparty equal to three-month U.S. dollar LIBOR (which effectively fixed the interest rate on such notional amount at 8.692% for the 2-year term of the swap). While the Company is exposed to credit loss in the event of the counterparty’s non-performance, if any, the Company’s exposure is limited to the net amount that Products Corporation would have received over the remaining balance of the transaction’s two-year term. Given that the counterparty to the 2007 Interest Rate Swap transaction is a major financial institution, the Company does not anticipate any non-performance and, furthermore, even in the case of any non-performance by the counterparty, the Company expects that any such loss would not be material. The fair value of Products Corporation’s 2007 Interest Rate Swap transaction was $(5.3) million at March 31, 2008. (See Note 9, ‘‘Subsequent Events’’, to the Consolidated Financial Statements, regarding the 2008 Interest Rate Swap transaction).

Disclosures about Contractual Obligations and Commercial Commitments

As of March 31, 2008, there had been no material changes to the Company’s total contractual cash obligations, as set forth in the contractual obligations and commercial commitments table included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, with the exception of the complete repayment of Products Corporation’s 8 5/8% Senior Subordinated Notes on their February 1, 2008 maturity date using the proceeds of the $170 million MacAndrews & Forbes Senior Subordinated Term Loan due August 1, 2009. The following table reflects the impact of such refinancing on the Company’s long-term debt obligations:

	Payments Due by Period (dollars in millions)
Contractual Obligations As of March 31, 2008	Total	2008 Q2-Q4	2009-2010	2011-2012	After 2012
Long-term Debt, including Current Portion	$1,265.5	$6.6	$17.0	$1,241.9	$—
Long-term Debt – affiliates*	170.0	—	170.0	—	—
Interest on Long-term Debt**	376.6	85.4	204.6	86.6	—
Interest on Long-term Debt – affiliates***	25.0	14.1	10.9	—	—
*	Reflects the $170 million MacAndrews & Forbes Senior Subordinated Term Loan due August 1, 2009 which Products Corporation used to repay in full its 8 5/8% Senior Subordinated Notes on their February 1, 2008 maturity date.
**	Reflects the impact of the 2007 Interest Rate Swap covering $150 million notional amount under the 2006 Term Loan Facility, which resulted in an effective weighted average interest rate of 7.1% on the 2006 Term Loan Facility. (See ‘‘Financial Condition, Liquidity and Capital Resources — 2007 Interest Rate Swap Transaction’’).
***	Reflects the 11% interest rate on the MacAndrews & Forbes Senior Subordinated Term Loan.

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

Discussion of Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 5, 2008.

Effect of Recent Accounting Pronouncements

See discussion of recent accounting pronouncements in Note 1, ‘‘Basis of Presentation’’, to the Unaudited Consolidated Financial Statements.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

(all tabular amounts in millions)

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company’s policy is to manage market risk through a combination of fixed and floating rate debt, the use of foreign exchange forward contracts, interest rate swap transactions and option contracts. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (‘‘Item 7A’’) describes significant aspects of the Company’s financial instrument programs that have material market risk as of December 31, 2007. The following table presents the information required by Item 7A as of March 31, 2008:

	Expected Maturity date for the year ended December 31,							Fair Value March 31, 2008
Debt	2008	2009	2010	2011	2012	Thereafter	Total
Short-term variable rate (various currencies)	$3.1						$3.1	$3.1
Average interest rate(a)	7.4%
Short-term fixed rate (€)	$0.3	$0.2					0.5	0.5
Average interest rate(a)	6.0%	6.0%
Long-term fixed rate ($US)				$390.0			390.0	346.1
Average interest rate(a)				9.5%
Long-term fixed rate – affiliates ($US)		$170.0 (b)					170.0	160.4
Average interest rate(a)		11.0%
Long-term variable rate ($US)	$6.3	$8.4	$8.4	$8.4	$843.5		875.0	801.5
Average interest rate(a) (c)	7.1%	6.9%	7.6%	8.3%	7.1%
Total debt	$9.7	$178.6	$8.4	$398.4	$843.5	$—	$1,438.6	$1,311.6
(a)	Weighted average variable rates are based upon implied forward rates from the U.S. Dollar LIBOR yield curves at March 31, 2008.
(b)	On January 30, 2008, Products Corporation entered into its previously-announced $170 million MacAndrews & Forbes Senior Subordinated Term Loan Agreement and on February 1, 2008 used the proceeds of such loan to repay in full the balance of the approximately $167.4 million aggregate remaining principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes, which matured on February 1, 2008. The MacAndrews & Forbes Senior Subordinated Term Loan bears an annual interest rate of 11%, which is payable in arrears in cash on March 31, June 30, September 30 and December 31 of each year commencing on March 31, 2008 and matures on August 1, 2009. (See ‘‘Financial Condition, Liquidity and Capital Resources — MacAndrews & Forbes Senior Subordinated Term Loan Agreement’’).
(c)	Reflects the impact of the 2007 Interest Rate Swap covering $150 million notional amount under the 2006 Term Loan Facility, which resulted in an effective weighted average interest rate of 7.1% on the 2006 Term Loan Facility.

Forward Contracts	Average Contractual Rate $/FC	Original US Dollar Notional Amount	Contract Value March 31, 2008	Fair Value March 31, 2008
Sell Canadian Dollars /Buy USD	0.9853	$8.8	$8.9	$0.1
Sell Australian Dollars/Buy USD	0.8802	6.3	6.2	(0.1)
Sell South African Rand/Buy USD	0.1262	4.3	4.5	0.2
Sell British Pounds/Buy USD	1.9753	3.7	3.7	—
Buy Australian Dollars/Sell New Zealand Dollars	1.1766	3.5	3.5	—
Sell Euros/Buy USD	1.4666	1.0	0.9	(0.1)
Sell New Zealand Dollars/Buy USD	0.7450	0.2	0.2	—
Total forward contracts		27.8	27.9	0.1

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

	Expected Maturity date for the year ended December 31,
Interest Rate Swap Transaction(a)	2008	2009	Total	Fair Value March 31, 2008
Notional Amount	$—	$150.0	$150.0	$(5.3)
Fixed Pay Rate	4.692%	4.692%
Average Receive Rate	3-month USD LIBOR	3-month USD LIBOR
(a)	In September 2007, Products Corporation executed a floating-to-fixed interest rate swap transaction with a notional amount of $150.0 million over a period of two years expiring on September 17, 2009 relating to indebtedness under Products Corporation’s 2006 Term Loan Facility. The Company designated this interest rate swap transaction as a cash flow hedge of the variable interest rate payments on Products Corporation’s 2006 Term Loan Facility. (See ‘‘Financial Condition, Liquidity and Capital Resources — 2007 Interest Rate Swap Transaction’’). (See also Note 9, ‘‘Subsequent Events’’, to the Consolidated Financial Statements, regarding the 2008 Interest Rate Swap transaction).

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

(b)    Changes in Internal Control Over Financial Reporting.    There have not been any changes in the Company’s internal control over financial reporting during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on the beliefs, expectations, estimates, projections, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company’s actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company’s expectations and estimates (whether qualitative or quantitative) as to:

(i)	the Company’s future financial performance;

(ii)	the effect on sales of decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel; adverse changes in currency; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors, changes in consumer purchasing habits, including with respect to shopping channels; retailer inventory management; retailer space reconfiguration or reductions in retailer display space; less than anticipated results from the Company’s existing or new products or from its advertising and/or marketing plans; or if the Company’s expenses, including, without limitation, for advertising and promotions or for returns related to any reduction of retail space, product discontinuances or otherwise, exceed anticipated level of expenses;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

(iii)	the Company’s belief that the continued execution of its business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more of its brands or product lines, launching additional new products, acquiring businesses or brands, further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, any of which, whose intended purpose would be to contribute to the achievement of profitability and positive cash flow, could result in the Company making investments and/or recognizing charges related to executing against such opportunities;

(iv)	our expectations regarding our business strategy, including our plans to (a) build and leverage our strong brands, particularly the Revlon brand, across the categories in which we compete, and in addition to the Revlon and Almay brand color cosmetics, our seeking to drive growth in other beauty care categories, including women’s hair color, beauty tools and anti-perspirants/deodorants and implementing this strategy by developing and sustaining an innovative pipeline of new products (including our plans to introduce an extensive lineup of new, innovative Revlon and Almay color cosmetics for the second half of 2008) and managing our product portfolio with the objective of profitable net sales growth over time, including our intent to 1) fully utilize our creative, marketing and research and development capabilities; 2) reinforce clear, consistent brand positioning through effective, innovative advertising and promotion; and 3) work with our retail customers to continue to increase the effectiveness of our in-store marketing, promotion and display walls across the categories in which we compete; (b) improve the execution of our strategies and plans and provide for continued improvement in our organizational capability through enabling and developing our employees, including primarily by focusing on recruitment and retention of skilled people, providing opportunities for professional development, as well as new and expanded responsibilities and roles for employees who have demonstrated capability and rewarding our employees for success; (c) continue to strengthen our international business by 1) focusing on the Revlon brand and our other strong national and multi-national brands in key countries; 2) leveraging our Revlon and Almay brand marketing worldwide; 3) adapting our product portfolio to local consumer preferences and trends; 4) structuring the most effective business model in each country; and 5) strategically allocating resources and controlling costs; (d) improve our operating profit margins and cash flow over time, including by reducing sales returns, costs of goods sold and general and administrative expenses and improving working capital management (in each case as a percentage of net sales) and continuing to focus on improving net sales growth; and (e) continue to improve our capital structure, including by continuing to take advantage of opportunities to reduce and refinance our debt;

(v)	the Company’s plans to fully focus its efforts on building and leveraging its established brands, particularly its Revlon brand;

(vi)	restructuring activities, restructuring costs, the timing of restructuring payments and the cost base reductions and other benefits from such activities;

(vii)	the Company’s expectation that operating revenues, cash on hand and funds available for borrowing under Products Corporation’s 2006 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2008, including cash requirements referred to in item (ix) below;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

(viii)	the Company’s expected sources of funds, including operating revenues, cash on hand and funds available from borrowing under Products Corporation’s 2006 Revolving Credit Facility and other permitted lines of credit, as well as the availability of funds from refinancing indebtedness, selling assets or operations, capital contributions and/or loans from MacAndrews & Forbes, Revlon, Inc. or the Company’s other affiliates and/or third parties and/or the sale of additional debt securities of Products Corporation;

(ix)	the Company’s expected uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, payments in connection with the Company’s purchases of permanent wall displays, capital expenditure requirements, restructuring programs (including, without limitation, the 2006 Programs, the 2007 Programs and the 2008 Program), executive severance not otherwise included in the Company’s restructuring programs, debt service payments and costs and regularly scheduled pension and post-retirement benefit plan contributions, and its estimates of operating expenses, the amount and timing of restructuring costs, executive severance, debt service payments (including payments required under Products Corporation’s debt instruments), cash contributions to the Company’s pension plans and post-retirement benefit plans, purchases of permanent wall displays and capital expenditures;

(x)	matters concerning the Company’s market-risk sensitive instruments, including the 2007 Interest Rate Swap and 2008 Interest Rate Swap transactions which are intended to reduce the effects of floating interest rates by hedging against fluctuations in variable interest rate payments on the applicable notional amounts of Products Corporation’s long-term debt under its 2006 Term Loan Facility, as well as the Company’s expectations as to the counterparty’s performance, including that any loss arising from the non-performance by the counterparty would not be material;

(xi)	the expected effects of the Company’s adoption of certain accounting principles;

(xii)	the Company’s plan to efficiently manage its cash and working capital, including, among other things, by carefully managing inventory levels, centralized purchasing to secure discounts and efficiencies in procurement, and providing additional discounts to U.S. customers for more timely payment of receivables and carefully managing accounts payable and targeted controls on general and administrative spending; and

(xiii)	Revlon, Inc.’s plans to consummate the reverse stock split, its timing and its intended benefits.

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

Investors are advised, however, to consult any additional disclosures the Company made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 or may make in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC in 2008 (which, among other places, can be found on the SEC’s website at http://www.sec.gov). The information available from time to time on such website shall not be deemed incorporated by reference into this Quarterly Report on Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. (See also Item 1A. ‘‘Risk Factors’’ in the Company’s

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 5, 2008, for further discussion of risks associated with the Company’s business.) In addition to factors that may be described in the Company’s filings with the SEC, including this filing, the following factors, among others, could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:

(i)	unanticipated circumstances or results affecting the Company’s financial performance, including decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel; changes in consumer preferences, such as reduced consumer demand for the Company’s color cosmetics and other current products, including new product launches; changes in consumer purchasing habits, including with respect to shopping channels; lower than expected retail customer acceptance or consumer acceptance of, or less than anticipated results from, the Company’s existing or new products; higher than expected advertising and promotion expenses or lower than expected results from the Company’s advertising and/or marketing plans; higher than expected returns or decreased sales of the Company’s existing or new products; actions by the Company’s customers, such as retailer inventory management and greater than anticipated retailer space reconfigurations or reductions in retail space and/or product discontinuances; and changes in the competitive environment and actions by the Company’s competitors, including business combinations, technological breakthroughs, new products offerings, increased advertising, marketing and promotional spending and marketing and promotional successes by competitors, including increases in share in the mass retail channel;

(ii)	in addition to the items discussed in (i) above, the effects of and changes in economic conditions (such as inflation, monetary conditions and foreign currency fluctuations, as well as in trade, monetary, fiscal and tax policies in international markets) and political conditions (such as military actions and terrorist activities);

(iii)	unanticipated costs or difficulties or delays in completing projects associated with the continued execution of the Company’s business strategy or lower than expected revenues or the inability to achieve profitability or positive cash flow as a result of such strategy, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more of the Company’s brands or product lines, launching of new product lines, including difficulties or delays, or higher than expected expenses, including for returns, in launching its new products, acquiring businesses or brands, further refining its approach to retail merchandising, and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company’s manufacturing, sourcing, supply chain or organizational size and structure;

(iv)	unanticipated costs or difficulties or delays in implementing and refining our business strategy to achieve our objectives, including the inability to achieve profitability or positive cash flow as a result of such strategy, including (a) our inability to build and leverage our established brands, particularly our Revlon brand, including by less than expected growth of the Revlon brand, less than expected acceptance of our creative and brand marketing plans by our consumers and/or retail customers, less than effective research and development and/or new product development, and/or less than expected acceptance of our new or existing products under the Revlon brand by consumers and/or retail customers, less than expected growth of the Almay brand and/or in women’s hair color, beauty tools, fragrances and/or anti-perspirants and deodorants, such as due to less than expected acceptance of our new or existing products under these brands and lines by consumers and/or retail customers, less than expected acceptance of our advertising, promotion and/or marketing plans by our consumers and/or retail customers, disruptions, delays or difficulties in executing our business strategy or less than expected investment in brand support or greater than expected competitive investment; (b) difficulties, delays or the inability to improve the execution of our strategies and plans and/or build organizational capability, recruit and retain skilled people, provide employees

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

with opportunities to develop professionally, provide them with expanded responsibilities or roles and/or reward our employees for success; (c) difficulties, delays or unanticipated costs in connection with our plans to continue to strengthen our international business, such as due to higher than anticipated levels of investment required to support and build our brands globally or less than anticipated results from our national and multi-national brands; (d) difficulties, delays or unanticipated costs in connection with our plans to improve our operating profit margins and cash flow over time, such as difficulties, delays or the inability to take actions intended to improve results in sales returns, cost of goods sold, general and administrative expenses and/or in working capital management; and/or (e) difficulties, delays or unanticipated costs in, or our inability to improve our capital structure;

(v)	difficulties, delays or the Company’s inability to build and leverage its established brands, particularly its Revlon brand, including by less than expected growth of the Revlon brand, less than expected acceptance of the Company’s creative and brand marketing plans by the Company’s consumers and/or retail customers, less than effective research and development and/or development of new innovative products, including with respect to the Company’s process for the continuous development and evaluation of new product concepts, and/or less than expected acceptance of the Company’s new or existing products under the Revlon brand by consumers and/or retail customers;

(vi)	difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company’s restructuring activities, such as less than anticipated sustained annualized cost base reductions or other benefits from the 2008 Program, the 2007 Programs and/or the 2006 Programs and the risk that the 2008 Program, 2007 Programs and/or the 2006 Programs may not satisfy the Company’s objectives as set forth in clause (vi) above;

(vii)	lower than expected operating revenues, cash on hand and/or funds available under the 2006 Revolving Credit Facility and/or other permitted lines of credit or higher than anticipated operating expenses, such as referred to in clause (ix) below;

(viii)	the unavailability of funds under Products Corporation’s 2006 Revolving Credit Facility or other permitted lines of credit, or from restructuring indebtedness, or capital contributions or loans from MacAndrews & Forbes, Revlon, Inc. or the Company’s other affiliates and/or third parties and/or the sale of additional debt securities of Products Corporation;

(ix)	higher than expected operating expenses, sales returns, working capital expenses, permanent wall display costs, capital expenditures, restructuring costs, executive severance not otherwise included in the Company’s restructuring programs, debt service payments, regularly scheduled cash pension plan contributions and/or post-retirement benefit plan contributions, purchases of permanent wall displays and/or capital expenditures;

(x)	interest rate or foreign exchange rate changes affecting the Company and its market-risk sensitive financial instruments, including less than anticipated benefits or other unanticipated effects of the 2007 Interest Rate Swap and/or 2008 Interest Rate Swap transactions or difficulties, delays or the inability of the counterparty to perform such transactions;

(xi)	unanticipated effects of the Company’s adoption of certain new accounting standards;

(xii)	difficulties, delays or the inability of the Company to efficiently manage its cash and working capital; and

(xiii)	difficulties, delays in, unanticipated costs or Revlon, Inc.’s inability to consummate the reverse stock split, its timing or its intended benefits.

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1A.    Risk Factors.

In addition to the other information set forth in this report, when evaluating the Company’s business, investors should carefully consider the risk factors discussed in Part I, ‘‘Item 1A. Risk Factors’’ in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 5, 2008.

Item 6.    Exhibits.

*10	.1	Amended and Restated Employment Agreement, dated as of April 25, 2008, between Products Corporation and David L. Kennedy (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarter ended March 31, 2008 filed with the SEC on May 6, 2008).
*10	.2	Amended and Restated Employment Agreement, dated as of April 25, 2008, between Products Corporation and Alan T. Ennis (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarter ended March 31, 2008 filed with the SEC on May 6, 2008).
*10	.3	Amended and Restated Employment Agreement, dated as of April 25, 2008, between Products Corporation and Robert K. Kretzman (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarter ended March 31, 2008 filed with the SEC on May 6, 2008).
*31	.1	Certification of David L. Kennedy, Chief Executive Officer, dated May 6, 2008, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31	.2	Certification of Alan T. Ennis, Chief Financial Officer, dated May 6, 2008, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1 (furnished herewith)		Certification of David L. Kennedy, Chief Executive Officer, dated May 6, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (furnished herewith)		Certification of Alan T. Ennis, Chief Financial Officer, dated May 6, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 2008

REVLON CONSUMER PRODUCTS CORPORATION

Registrant

By: /s/ Alan T. Ennis	By: /s/ Edward A. Mammone
Alan T. Ennis	Edward A. Mammone
Executive Vice President	Senior Vice President,
and Chief Financial Officer	Corporate Controller and
Chief Accounting Officer