Form 10-Q
period 2008-06-30
REVLON CONSUMER PRODUCTS CORP
filed 2008-07-31
CIK 890547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 33-59650

REVLON CONSUMER PRODUCTS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-3662953
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

237 Park Avenue, New York, New York (Address of principal executive offices)	10017 (Zip Code)

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

Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock was 5,260 shares as of June 30, 2008, all of which were held by one affiliate, Revlon, Inc.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$31.2	$46.8
Trade receivables, less allowance for doubtful accounts of $5.1 and $4.3 as of June 30, 2008 and December 31, 2007, respectively	192.7	202.7
Inventories	182.9	169.1
Prepaid expenses and other	90.4	73.0

Total current assets	497.2	491.6
Property, plant and equipment, net	113.9	113.7
Other assets	110.9	118.2
Goodwill, net	186.4	186.2

Total assets	$908.4	$909.7

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current liabilities:
Short-term borrowings	$2.7	$2.1
Current portion of long-term debt	8.7	6.5
Accounts payable	103.4	89.7
Accrued expenses and other	247.9	250.4

Total current liabilities	362.7	348.7
Long-term debt	1,221.6	1,432.4
Long-term debt-affiliates	170.0	—
Long-term pension and other post-retirement plan liabilities	110.2	112.4
Other long-term liabilities	82.2	77.8
Stockholder’s deficiency:
Preferred Stock, par value $1.00 per share: 1,000 shares authorized; 546 issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	54.6	54.6
Additional paid-in capital	930.1	926.0
Accumulated deficit	(1,932.2)	(1,953.5)
Accumulated other comprehensive loss	(90.8)	(88.7)

Total stockholder’s deficiency	(1,038.3)	(1,061.6)

Total liabilities and stockholder’s deficiency	$908.4	$909.7

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Net sales	$376.4	$349.2	$696.8	$677.8
Cost of sales	130.0	127.8	247.4	254.0

Gross profit	246.4	221.4	449.4	423.8
Selling, general and administrative expenses	190.5	200.6	365.2	393.9
Restructuring costs and other, net	(5.4)	2.1	(11.6)	6.4

Operating income	61.3	18.7	95.8	23.5

Other expenses (income):
Interest expense	30.8	33.6	62.9	67.4
Interest income	(0.2)	(0.2)	(0.5)	(1.5)
Amortization of debt issuance costs	1.5	0.2	2.8	1.3
Foreign currency gains, net	(1.3)	(0.6)	(5.6)	(0.5)
Miscellaneous, net	(0.1)	(1.0)	—	(0.9)

Other expenses, net	30.7	32.0	59.6	65.8

Income (Loss) before income taxes	30.6	(13.3)	36.2	(42.3)
Provision (benefit) for income taxes	8.8	(3.9)	14.9	0.5

Net income (loss)	$21.8	$(9.4)	$21.3	$(42.8)

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER’S DEFICIENCY
AND COMPREHENSIVE INCOME (LOSS)
(dollars in millions)
UNAUDITED

		Additional		Accumulated	Total
	Preferred	Paid-In-	Accumulated	Other	Stockholder’s
	Stock	Capital	Deficit	Comprehensive Loss	Deficiency

Balance, January 1, 2008	$54.6	$926.0	$(1,953.5)	$(88.7)	$(1,061.6)
Stock option compensation		0.2			0.2
Amortization of deferred compensation for restricted stock		3.9			3.9
Comprehensive income:
Net income			21.3		21.3
Adjustment for fair value of hedge derivatives				1.5	1.5
Currency translation adjustment				(4.1)	(4.1)
Amortization under SFAS No. 158				0.5	0.5

Total comprehensive income					19.2

Balance, June 30, 2008	$54.6	$930.1	$(1,932.2)	$(90.8)	$(1,038.3)

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$21.3	$(42.8)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	46.6	52.4
Amortization of debt discount	0.3	0.3
Stock compensation amortization	4.1	3.2
Gain on sale of a non-core trademark and certain other assets	(12.7)	(0.6)
Change in assets and liabilities:
Decrease in trade receivables	11.5	25.0
Increase in inventories	(12.9)	(3.3)
(Increase) decrease in prepaid expenses and other current assets	(10.2)	1.6
Increase in accounts payable	11.7	7.7
Decrease in accrued expenses and other current liabilities	(14.9)	(46.1)
Purchase of permanent displays	(26.1)	(34.2)
Other, net	4.2	3.8

Net cash provided by (used in) operating activities	22.9	(33.0)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8.1)	(5.3)
Proceeds from the sale of a non-core trademark and certain other assets	9.3	—

Net cash provided by (used in) investing activities	1.2	(5.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings and overdraft	1.8	(2.1)
Repayment under the 2006 Revolving Credit Facility, net	(41.6)	(9.1)
Proceeds from the issuance of long-term debt	—	0.4
Proceeds from the issuance of long-term debt — affiliates	170.0	—
Repayment of long-term debt	(167.4)	(50.0)
Capital contribution from direct parent, net	—	98.9
Payment of financing costs	(3.0)	(0.8)
Net cash (used in) provided by financing activities	(40.2)	37.3

Effect of exchange rate changes on cash and cash equivalents	0.5	0.1

Net decrease in cash and cash equivalents	(15.6)	(0.9)
Cash and cash equivalents at beginning of period	46.8	35.4

Cash and cash equivalents at end of period	$31.2	$34.5

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$66.5	$69.2
Income taxes, net of refunds	$8.7	$7.0

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(1)	Description of Business and Basis of Presentation

Revlon Consumer Products Corporation (“Products Corporation” and together with its subsidiaries, the “Company”) operates in a single segment and manufactures, markets and sells an extensive array of cosmetics, women’s hair color, beauty tools, fragrances, skincare, anti-perspirants/deodorants and other personal care products. The Company’s vision is to provide glamour, excitement and innovation to consumers through high-quality products at affordable prices. The Company’s principal customers include large mass volume retailers and chain drug stores in the U.S., as well as certain department stores and other specialty stores, such as perfumeries, outside the U.S. The Company also sells beauty products to U.S. military exchanges and commissaries and has a licensing business pursuant to which the Company licenses certain of its key brand names to third parties for complementary beauty-related products and accessories.

Products Corporation is a direct wholly-owned subsidiary of Revlon, Inc., which is a direct and indirect majority-owned subsidiary of MacAndrews & Forbes Holdings Inc. (“MacAndrews & Forbes Holdings” and, together with certain of its affiliates other than the Company, “MacAndrews & Forbes”), a corporation wholly owned by Ronald O. Perelman.

The accompanying Consolidated Financial Statements are unaudited. In management’s opinion, all adjustments necessary for a fair presentation have been made. The Unaudited Consolidated Financial Statements include the accounts of the Company after elimination of all material intercompany balances and transactions.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying Unaudited Consolidated Financial Statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, certain assumptions related to the recoverability of intangible and long-lived assets, reserves for estimated tax liabilities, restructuring costs, certain estimates and assumptions used in the calculation of the fair value of stock options issued to employees and non-employee directors and the derived compensation expense and certain estimates regarding the calculation of the net periodic benefit costs and the projected benefit obligation for the Company’s pension and other post-retirement plans. The Unaudited Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2008.

The Company’s results of operations and financial position for interim periods are not necessarily indicative of those to be expected for a full year.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement clarifies the definition of fair value of assets and liabilities, establishes a framework for measuring fair value of assets and liabilities and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, the FASB deferred the effective date of SFAS No. 157 until the fiscal years beginning after November 15, 2008 as it relates to the fair value measurement requirements for nonfinancial assets and liabilities that are initially measured at fair value, but not measured at fair value in subsequent periods. These nonfinancial assets include goodwill and other indefinite-lived intangible assets which are included within other assets. In accordance with SFAS No. 157, the Company has adopted the provisions of SFAS No. 157 with respect to financial assets and liabilities effective as of January 1, 2008 and its adoption did not have a material impact on its results of operations or financial condition. The Company is assessing the impact of SFAS No. 157 for nonfinancial assets and liabilities and expects that this adoption will not have a material impact on its results of operations or financial condition.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133”. This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS No. 161 are effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact that SFAS No. 161 could have on its disclosures.

(2)	Post-retirement Benefits

The components of net periodic benefit cost for the pension and the other post-retirement benefit plans for the second quarter of 2008 and 2007, respectively, are as follows:

			Other
			Post-retirement
	Pension Plans		Benefit Plans
	2008	2007	2008	2007

Net periodic benefit costs:
Service cost	$1.8	$2.1	$—	$—
Interest cost	8.8	8.3	0.2	0.2
Expected return on plan assets	(9.0)	(9.5)	—	—
Amortization of prior service cost	(0.1)	(0.1)	—	—
Amortization of actuarial loss	0.1	0.7	—	—
Curtailment loss	—	0.1	—	—

	1.6	1.6	0.2	0.2
Portion allocated to Revlon Holdings	(0.1)	—	—	—

	$1.5	1.6	$0.2	$0.2

The components of net periodic benefit cost for the pension and the other post-retirement benefit plans for the first half of 2008 and 2007, respectively, are as follows:

			Other
			Post-retirement
	Pension Plans		Benefit Plans
	2008	2007	2008	2007

Net periodic benefit costs:
Service cost	$4.2	$4.6	$—	$—
Interest cost	17.3	16.5	0.4	0.4
Expected return on plan assets	(18.7)	(18.4)	—	—
Amortization of prior service cost	(0.2)	(0.2)	—	—
Amortization of actuarial loss	0.7	1.4	0.1	0.1
Curtailment loss	—	0.1	—	—

	3.3	4.0	0.5	0.5
Portion allocated to Revlon Holdings	(0.1)	(0.1)	—	—

	$3.2	3.9	$0.5	$0.5

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The Company currently expects to contribute approximately $13 million to its pension plans and approximately $1 million to other post-retirement benefit plans in 2008. During the second quarter of 2008, $2.5 million and $0.3 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During the first half of 2008, $5.2 million and $0.5 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively.

Relevant aspects of the qualified defined benefit pension plans, nonqualified pension plans and other post-retirement benefit plans sponsored by Products Corporation are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 5, 2008.

(3)	Inventories

	June 30,	December 31,
	2008	2007

Raw materials and supplies	$58.3	$59.1
Work-in-process	19.0	17.4
Finished goods	105.6	92.6

	$182.9	$169.1

(4)	Comprehensive Income (Loss)

The components of comprehensive income (loss) for the second quarter and first half of 2008 and 2007, respectively, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income (loss)	$21.8	$(9.4)	$21.3	$(42.8)
Other comprehensive income (loss):
Adjustment for fair value of hedging derivative	4.6	0.1	1.5	0.2
Currency translation adjustment	1.0	0.5	(4.1)	0.4
Amortization under SFAS No. 158	(0.1)	0.2	0.5	0.8

Other comprehensive income (loss)	5.5	0.8	(2.1)	1.4

Comprehensive income (loss)	$27.3	$(8.6)	$19.2	$(41.4)

(5)	Restructuring Costs and Other, Net

During the first half of 2008, the Company recorded income of $11.6 million to restructuring costs and other, net, primarily due to a gain of $6.8 million related to the sale of a facility in Mexico and a net gain of $5.9 million related to the sale of a non-core trademark. In addition, a $0.4 million reversal to restructuring costs was associated with the restructurings announced in 2006 (the “2006 Programs”), primarily due to the charges for employee severance and other employee-related termination costs being slightly lower than originally estimated. These were partially offset by a charge of $1.5 million for the 2008 Programs, of which $0.8 million related to a restructuring in Canada and $0.7 million related to the Company’s decision to close and sell its manufacturing facility in Mexico and source products from the Company’s other manufacturing facilities and third party suppliers. (See Note 2, “Restructuring Costs and Other, Net” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 5, 2008.)

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Details of the activities described above during the first half of 2008 are as follows:

	Balance				Balance
	as of	(Income)			as of
	January 1,	Expenses,	Utilized, Net		June 30,
	2008	Net	Cash	Noncash	2008

Employee severance and other personnel benefits:
2006 Programs	$4.1	$(0.4)	$(2.9)	$—	$0.8
2007 Programs	0.6	—	(0.4)	—	0.2
2008 Programs	—	1.5	(0.2)	—	1.3

	4.7	1.1	(3.5)	—	2.3
Leases and equipment write-offs	0.2	—	(0.1)	—	0.1

Total Restructuring Accrual	$4.9	1.1	$(3.6)	$—	$2.4

Gain on sale of Mexico Facility		(6.8)
Gain on sale of non-core trademark		(5.9)

Total Restructuring Costs and Other, net		$(11.6)

(6)	Geographic Information

The Company manages its business on the basis of one reportable operating segment. As of June 30, 2008, the Company actively sold its products through wholly-owned subsidiaries established in 15 countries outside of the U.S. and through a large number of distributors and licensees elsewhere around the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold to consumers.

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007

Geographic area:
Net sales:
United States	$216.4	58%	$204.2	58%	$393.6	56%	$397.5	59%
International	160.0	42%	145.0	42%	303.2	44%	280.3	41%

	$376.4		$349.2		$696.8		$677.8

	June 30,		December 31,
	2008		2007

Long-lived assets:
United States	$327.6	80%	$332.3	79%
International	83.4	20%	85.8	21%

	$411.0		$418.1

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007

Classes of similar products:
Net sales:
Cosmetics, skin care and fragrances	$258.2	69%	$235.1	67%	$474.4	68%	$456.2	67%
Personal care	118.2	31%	114.1	33%	222.4	32%	221.6	33%

	$376.4		$349.2		$696.8		$677.8

(7)	Derivative Financial Instruments

The Company uses derivative financial instruments, primarily foreign currency forward exchange contracts (“FX Contracts”) to reduce the effects of fluctuations in foreign currency exchange rates and interest rate swap transactions intended to reduce the effects of floating interest rates.

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

The notional amount of the FX Contracts outstanding at June 30, 2008 and December 31, 2007 was $35.3 million and $23.6 million, respectively. At June 30, 2008, the change in the fair value of Products Corporation’s unexpired FX Contracts was $0.2 million, which gain was recognized in earnings. Also at June 30, 2008, realized losses of $0.3 million from expired FX Contracts were recognized into earnings.

Interest Rate Swap Transactions

In April 2008, Products Corporation executed a floating-to-fixed interest rate swap transaction (the “2008 Interest Rate Swap”) to hedge against fluctuations in variable interest rate payments on $150 million notional amount of Products Corporation’s long-term debt under its $840 million bank term loan facility (the “2006 Term Loan Facility”) over a period of two years. The 2008 Interest Rate Swap effectively fixed the interest rate on such notional amount at 6.66% for the 2-year term of the swap, which expires on April 16, 2010.

In September 2007, Products Corporation executed a floating-to-fixed interest rate swap transaction (the “2007 Interest Rate Swap” and together with the 2008 Interest Rate Swap, the “Interest Rate Swaps”) to hedge against fluctuations in variable interest rate payments on $150 million notional amount of Products Corporation’s long-term debt under its 2006 Term Loan Facility over a period of two years. The 2007 Interest Rate Swap effectively fixed the interest rate on such notional amount at 8.692% for the 2-year term of the swap, which expires on September 17, 2009.

Products Corporation’s Interest Rate Swaps qualifiy for hedge accounting treatment under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and each has been designated as a cash flow hedge. Accordingly, the effective portion of the changes in the fair value of the Interest Rate Swaps are reported in other comprehensive income (loss). The ineffective portion of the changes in the fair value of the Interest Rate Swaps are recognized in current period earnings. Any unrecognized income (loss) accumulated in other comprehensive income (loss) related to the Interest Rate Swaps are recorded in the Statement of Operations, primarily in interest expense, when the underlying transactions hedged are realized. The fair value of Products Corporation’s 2008 Interest Rate Swap and 2007

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Interest Rate Swap was $2.0 million and $(2.9) million, respectively, at June 30, 2008. Fair value is determined by using the applicable LIBOR index.

(8)	Long-term Debt

	June 30,	December 31,
	2008	2007

2006 Term Loan Facility due 2012(a)	$837.9	$840.0
2006 Revolving Credit Facility due 2012(a)	4.1	43.5
MacAndrews & Forbes Senior Subordinated Term Loan due 2009(b)	170.0	—
8 5/8% Senior Subordinated Notes	—	167.4
9 1/2% Senior Notes due 2011, net of discounts	387.9	387.5
Other long-term debt	0.4	0.5

	1,400.3	1,438.9
Less current portion	(8.7)	(6.5)

	$1,391.6	$1,432.4

(a)	See Note 8, “Long-Term Debt” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 5, 2008 for detail regarding the 2006 Term Loan Facility and the 2006 Revolving Credit Facility (together, the “2006 Credit Facilities” and such agreements the “2006 Credit Agreements”), as well as for detail as to Products Corporation’s other debt instruments.

(b)	See Note 18, “Subsequent Events” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 5, 2008 for detail regarding the MacAndrews & Forbes Senior Subordinated Term Loan Agreement, which matures on August 1, 2009.

(9)	Subsequent Event

On July 28, 2008, Products Corporation consummated the sale of the Company’s non-core Bozzano brand, a leading men’s hair care and shaving line of products, and certain other non-core brands, such as Juvena and Aquamarine, which are sold only in the Brazilian market. The transaction was effected through the sale of the Company’s Brazilian subsidiary, Ceil Comércio E Distribuidora Ltda. (“Ceil”) to Hypermarcas S.A., a Brazilian publicly-traded, diversified consumer products corporation. The purchase price was approximately $104 million in cash, plus approximately $3 million in cash on Ceil’s balance sheet. Net proceeds, after the payment of taxes and transaction costs, are expected to be approximately $94 million. The Company is currently evaluating the most appropriate use of the net proceeds from this transaction. In the Company’s results for the third quarter of 2008, the Company expects to record a one-time gain from this transaction of approximately $50 million. Revlon brand color cosmetics will continue to be marketed in Brazil through the Company’s current third party distributor.

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

Revlon Consumer Products Corporation (“Products Corporation” and together with its subsidiaries, the “Company”) is a direct wholly-owned operating subsidiary of Revlon, Inc., which is a direct and indirect majority-owned subsidiary of MacAndrews & Forbes Holdings Inc. (“MacAndrews & Forbes Holdings” and together with certain of its affiliates other than the Company, “MacAndrews & Forbes”), a corporation wholly-owned by Ronald O. Perelman.

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

The Company’s products are sold worldwide and marketed under such brand names as Revlon, including the Revlon ColorStay, Revlon Super Lustrous and Revlon Age Defying franchises, as well as the Almay brand, including the Almay Intense i-Color and Almay Smart Shade franchises, in cosmetics; Revlon Colorsilk in women’s hair color; Revlon in beauty tools; Charlie and Jean Naté in fragrances; Ultima II and Gatineau in skincare; and Mitchum in personal care products.

The Company’s principal customers include large mass volume retailers, chain drug and food stores (collectively, the “mass retail channel”) in the U.S., as well as certain department stores and other specialty stores, such as perfumeries outside the U.S. The Company also sells beauty products to U.S. military exchanges and commissaries and has a licensing business pursuant to which the Company licenses certain of its key brand names to third parties for complementary beauty-related products and accessories.

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

Overview of the Company’s Strategy

The Company’s business strategy includes:

•	Building and leveraging our strong brands: We are building and leveraging our brands, particularly the Revlon brand, across the categories in which we compete. In addition to Revlon and Almay brand color cosmetics, we are seeking to drive growth in other beauty care categories, including women’s hair color, beauty tools and anti-perspirants/deodorants. We are implementing this strategy by developing and sustaining an innovative pipeline of new products and managing our product portfolio with the objective of profitable net sales growth over time. We intend to: 1) fully utilize our creative, marketing and research and development capabilities; 2) reinforce clear, consistent brand positioning through effective, innovative advertising and promotion; and 3) work with our retail customers to continue to increase the effectiveness of our in-store marketing, promotion and display walls across the categories in which we compete.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

•	Improving the execution of our strategies and plans and providing for continued improvement in our organizational capability through enabling and developing our employees. We are continuing to build our organizational capability primarily through a focus on recruitment and retention of skilled people, providing opportunities for professional development, as well as new and expanded responsibilities and roles for employees who have demonstrated capability and rewarding our employees for success.

•	Continuing to strengthen our international business. We are continuing to strengthen our international business through the following key strategies:

•	Focusing on the Revlon brand and our other strong national and multi-national brands in key countries;

•	Leveraging our Revlon, Almay and other brand marketing worldwide;

•	Adapting our product portfolio to local consumer preferences and trends;

•	Structuring the most effective business model in each country; and

•	Strategically allocating resources and controlling costs.

•	Improving our operating profit margins and cash flow. We are capitalizing on opportunities to improve our operating profit margins and cash flow over time, including reducing sales returns, costs of goods sold and general and administrative expenses and improving working capital management (in each case as a percentage of net sales), and we continue to focus on improving net sales growth.

•	Continuing to improve our capital structure. We intend to continue to take advantage of opportunities to reduce and refinance our debt.

The execution of this strategy includes the following recent actions:

•	For the second half of 2008, we have introduced an extensive lineup of new, innovative Revlon and Almay color cosmetics, which follows the extensive lineup of Revlon and Almay color cosmetics launched for the first half of 2008;

•	Further enhancing our brand ambassador lineup, we recently signed Academy-Award-winning actress Jennifer Connelly to represent the Revlon brand and Hollywood rising star, Leslie Bibb, to represent the Almay brand. Jennifer joins a star-studded lineup of accomplished and glamorous women who represent the Revlon brand, namely Academy-Award-winning actress Halle Berry, actress Jessica Alba, actress Beau Garrett and newly-signed supermodel and entrepreneur Elle Macpherson. Leslie joins Elaine Irwin-Mellencamp and Marina Theiss, who currently represent the Almay cosmetics brand worldwide. In addition, world-renowned makeup artist, Gucci Westman, serves as Revlon’s Global Artistic Director;

•	In April 2008, Revlon, Inc. announced a plan to effect a reverse split of its Class A and Class B common stock at a 1-for-10 split ratio. The plan has been approved by Revlon, Inc.’s Board of Directors and MacAndrews & Forbes, Revlon, Inc.’s principal stockholder, and, accordingly, no further stockholder vote or action is required. Revlon, Inc. intends to effect the reverse stock split sometime in the third quarter of 2008. In accordance with NYSE standards, Revlon, Inc. has six months from April 11, 2008 to bring the share price of its Class A common stock and its 30-day trading day average closing price to at least $1.00; and

•	In April 2008, Products Corporation entered into a $150 million two-year floating-to-fixed interest rate swap transaction related to indebtedness under its bank term loan, intended to reduce its exposure to interest rate volatility. Following the execution of this interest rate swap transaction and the $150 million two-year floating-to-fixed interest rate swap transaction that Products Corporation entered into in September 2007, approximately 60% of the Company’s total long-term debt is at fixed interest rates and approximately 40% is at floating interest rates.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Overview of Net Sales and Earnings Results

Consolidated net sales in the second quarter of 2008 increased $27.2 million, or 7.8%, to $376.4 million, as compared with $349.2 million in the second quarter of 2007. Consolidated net sales for the first half of 2008 increased $19.0 million, or 2.8%, to $696.8 million, as compared with $677.8 million for the first half of 2007. Excluding the favorable impact of foreign currency fluctuations, consolidated net sales increased by $19.1 million and $1.0 million, or 5.5% and 0.1%, in the second quarter of 2008 and first half of 2008, respectively.

In the United States, net sales for the second quarter of 2008 increased $12.2 million, or 6.0%, to $216.4 million, from $204.2 million in the second quarter of 2007. In the first half of 2008, U.S. net sales decreased $3.9 million, or 1.0%, to $393.6 million, from $397.5 million in the first half of 2007. The primary driver of U.S. second quarter 2008 net sales growth was higher shipments of Revlon color cosmetics, largely due to 2008 new product launches, including the initial shipments of the Company’s more extensive second half 2008 new product lineup. Growth in U.S. second quarter 2008 net sales was partially offset by lower shipments of beauty care products. The slight decline in U.S. net sales for the first half of 2008 was primarily due to lower shipments of beauty care products, partially offset by higher shipments of Revlon color cosmetics.

In the Company’s international operations, net sales for the second quarter of 2008 increased $15.0 million, or 10.3%, to $160.0 million, from $145.0 million in the second quarter of 2007. In the first half of 2008, international net sales increased $22.9 million, or 8.2%, to $303.2 million, from $280.3 million in the first half of 2007. Excluding the favorable impact of foreign currency fluctuations, international net sales increased by $6.9 million and $4.9 million, or 4.8% and 1.7%, in the second quarter of 2008 and the first half of 2008, respectively, reflecting higher shipments of Revlon color cosmetics products launched in 2008 and higher shipments of beauty care products. Each of the Company’s international regions, namely, Asia Pacific, Europe and Latin America, experienced net sales growth in the second quarter of 2008 as compared to the year-ago quarter. Both the Asia Pacific and Latin America regions experienced net sales growth in the first half of 2008 as compared to the year-ago period. The Europe region, excluding the impact of foreign currency fluctuations, experienced a decline in net sales in the first half of 2008 as compared to the year ago period.

Consolidated net income for the second quarter of 2008 increased by $31.2 million to $21.8 million, as compared with a net loss of $(9.4) million in the second quarter of 2007. In the first half of 2008, net income increased by $64.1 million to $21.3 million, as compared with a net loss of $(42.8) million in the first half of 2007. The improvement in consolidated net income in the second quarter of 2008 was primarily due to:

•	increased net sales of Revlon color cosmetics, largely due to 2008 new product launches, including the initial shipments of the Company’s more extensive second half 2008 new product lineup;

•	lower selling, general and administrative expenses (“SG&A”), primarily due to $15.3 million of lower brand support, due to the non-recurrence of brand support expense in the second quarter of 2007 related to the launch of Revlon Colorist haircolor;

•	a favorable impact of $4.9 million related to the sale of the Mexico facility (which is comprised of a $6.8 million gain on the sale, partially offset by related restructuring charges of $0.5 million, $0.4 million of SG&A and cost of sales and $1.0 million of taxes);

•	lower interest expense due to the impact of lower average borrowing rates on comparable average debt levels; and

•	$1.3 million favorable impact due to foreign currency gains;

•	partially offset by a $12.7 million increase in income taxes for the second quarter 2008 as compared to the year-ago period.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

The improvement in consolidated net income in the first half of 2008 was primarily due to:

•	lower SG&A, primarily due to $33.5 million of lower brand support, primarily due to the non-recurrence of brand support expense in the second quarter of 2007 related to the launch of Revlon Colorist haircolor;

•	Increased net sales of Revlon color cosmetics during the second quarter of 2008;

•	a favorable impact of $4.9 million related to the sale of the Mexico facility (which is comprised of a $6.8 million gain on the sale, partially offset by related restructuring charges of $0.7 million, $0.4 million of SG&A and cost of sales and $0.8 million of taxes);

•	$5.9 million gain from the sale of a non-core trademark during the first quarter of 2008;

•	$5.6 million favorable impact due to foreign currency gains; and

•	lower interest expense due to the impact of lower average borrowing rates on comparable average debt levels;

•	partially offset by a $14.4 million increase in income taxes for first half of 2008 as compared to the year-ago period.

Overview of ACNielsen-measured U.S. Mass Retail Share Data

In terms of U.S. mass retail share performance, the U.S. color cosmetics category grew 4.4% in the second quarter of 2008, as compared to the second quarter of 2007, and grew 3.6% in the first half of 2008, as compared to the first half of 2007. U.S. mass retail share for the Revlon and Almay color cosmetics brands, and for the Company’s women’s hair color, anti-perspirants and deodorants and beauty tools for the second quarter of 2008 and the six-month period ended June 30, 2008 are summarized in the table below:

	$ Share %
	Three Months Ended			Six Months Ended
	June 30,		Point	June 30,		Point
	2008	2007	Change	2008	2007	Change

Revlon Brand Color Cosmetics	13.0%	13.3%	(0.3)	12.8%	13.3%	(0.5)
Almay Brand Color Cosmetics	5.7	6.1	(0.4)	5.9	6.2	(0.3)
Women’s Hair Color	10.0	11.3	(1.3)	10.4	10.6	(0.2)
Anti-perspirants/deodorants	5.4	5.9	(0.5)	5.4	6.1	(0.7)
Revlon Beauty Tools	17.9	23.9	(6.0)	19.2	24.6	(5.4)

All U.S. mass retail share and related data herein for the Company’s brands are based upon dollar retail sales in the U.S. mass retail channel, which are derived from ACNielsen data. ACNielsen measures retail sales volume of products sold by retailers in the U.S. mass retail channel. Such data represent ACNielsen’s estimates based upon samples of retail share data gathered by ACNielsen and are therefore subject to some degree of variance and may contain slight rounding differences. ACNielsen’s data does not reflect sales volume from Wal-Mart, Inc., which is the Company’s largest customer, representing approximately 24% of the Company’s full year 2007 worldwide net sales, or sales volume from regional mass volume retailers, prestige, department stores, television shopping, door-to-door, specialty stores, internet, perfumeries or other distribution outlets, all of which are channels for cosmetics sales. From time to time, ACNielsen adjusts its methodology for data collection and reporting, which may result in adjustments to the categories and share data tracked by ACNielsen for both current and prior periods.

Revlon Brand Color Cosmetics

The Revlon brand continued to maintain an approximate 13% dollar share in the second quarter of 2008, in line with its quarterly performance since the fourth quarter of 2006.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Importantly, Revlon brand mass retail share in June 2008 was 14.0%, up 0.5 percentage points compared to June 2007 and up 1.5 percentage points compared to May 2008 reflecting new product performance, effective brand communication and competitive levels of brand support.

As of June 2008, products launched in the first half of 2008 were substantially in full distribution. Two products from this launch, Revlon Custom Creations foundation and Revlon ColorStay Mineral foundation, continue to be ranked in the ACNielsen top 10 new products (by retail dollar sales) through June 2008.

Almay Brand Color Cosmetics

In the second quarter of 2008, the Almay brand continued to maintain an approximate 6% dollar share, in line with its quarterly performance since the fourth quarter of 2006. Almay’s positive performance in the face category was driven primarily by Almay TLC foundation and Almay Smart Shade blush and bronzer, which were launched in the first half of 2008 and second half of 2007, respectively.

Women’s Hair Color

The women’s hair color category declined by 0.4% in the second quarter of 2008 compared to the same period last year. Revlon Colorsilk recorded a 7.9% dollar share in the second quarter of 2008, up 0.2 percentage points compared to the year-ago period with dollar volume up 2.8% versus the year-ago period.

Anti-perspirants / Deodorants

The anti-perspirants/deodorants category increased by 2.5% in the second quarter of 2008 compared to the same period last year. In the second quarter of 2008, Mitchum continued to maintain an approximate 5% dollar share, in line with its quarterly performance since the third quarter of 2007.

Revlon Beauty Tools

While dollar share declined in the second quarter of 2008 compared to the year-ago period, due to overall growth in the category, dollar volume of Revlon beauty tools grew approximately 2% in the second quarter of 2008 compared to the year-ago period.

Overview of Financing Activities

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

See Part II, Item 5, Other Information.

Results of Operations

In the tables, numbers in parenthesis ( ) denote unfavorable variances.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Net sales:

Consolidated net sales in the second quarter of 2008 increased $27.2 million, or 7.8%, to $376.4 million, as compared with $349.2 million in the second quarter of 2007. Net sales for the first half of 2008 increased $19.0 million, or 2.8%, to $696.8 million, as compared with $677.8 million for the first half of 2007. Excluding the favorable impact of foreign currency fluctuations, consolidated net sales increased by $19.1 million and $1.0 million, or 5.5% and 0.1%, in the second quarter of 2008 and first half of 2008, respectively.

	Three Months Ended
	June 30,		Change		XFX Change(1)
	2008	2007	$	%	$	%

United States	$216.4	$204.2	$12.2	6.0%	$12.2	6.0%
Asia Pacific	66.6	61.2	5.4	8.8	3.2	5.2
Europe	57.2	50.9	6.3	12.4	2.4	4.7
Latin America	36.2	32.9	3.3	10.0	1.3	4.0

Total International	$160.0	$145.0	$15.0	10.3%	$6.9	4.8%

	$376.4	$349.2	$27.2	7.8%	$19.1	5.5%

	Six Months Ended
	June 30,		Change		XFX Change(1)
	2008	2007	$	%	$	%

United States	$393.6	$397.5	$(3.9)	(1.0)%	$(3.9)	(1.0)%
Asia Pacific	130.7	120.1	10.6	8.8	5.1	4.2
Europe	106.3	100.5	5.8	5.8	(3.0)	(3.0)
Latin America	66.2	59.7	6.5	10.9	2.8	4.7

Total International	$303.2	$280.3	$22.9	8.2%	$4.9	1.7%

	$696.8	$677.8	$19.0	2.8%	$1.0	0.1%

(1)	XFX excludes the impact of foreign currency fluctuations.

United States

Second quarter results

In the United States, net sales increased in the second quarter of 2008, primarily due to higher shipments of Revlon color cosmetics, largely due to 2008 new product launches, including initial shipments of the Company’s more extensive second half new product lineup. Growth in U.S. second quarter 2008 net sales was partially offset by lower shipments of beauty care products.

Year-to-date results

In the United States, the decline in net sales for the first half of 2008 was primarily due to lower shipments of beauty care products, partially offset by higher shipments of Revlon color cosmetics, largely due to 2008 new product launches.

International

In the Company’s international operations, foreign currency fluctuations favorably impacted net sales in the second quarter of 2008 by $8.1 million and favorably impacted net sales in the first half of 2008 by $18.0 million.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Excluding the impact of foreign currency fluctuations, increased net sales in the second quarter and first half of 2008, as compared with the second quarter and first half of 2007, were driven primarily by higher shipments of Revlon color cosmetics products launched in 2008 and higher shipments of beauty care products. Each of the Company’s international regions, namely Asia Pacific, Europe and Latin America, experienced net sales growth in the second quarter of 2008 as compared to the year-ago quarter. Both the Asia Pacific and Latin America regions experienced net sales growth in the first half of 2008 as compared to the year-ago period. The Europe region, excluding the impact of foreign currency fluctuations, experienced a 3% decline in net sales in the first half of 2008 as compared to the year-ago period.

Second quarter results by region

In Asia Pacific, which is comprised of Asia Pacific and Africa, increased net sales, excluding the favorable impact of foreign currency fluctuations, were driven primarily by higher shipments of Revlon color cosmetics in China, Australia and in the duty-free businesses, as well as higher shipments of beauty care products in South Africa and in the duty-free businesses (which together contributed approximately 3.9 percentage points to the increase in the region’s net sales in the second quarter of 2008, as compared with the second quarter of 2007).

In Europe, which is comprised of Europe, Canada and the Middle East, increased net sales, excluding the favorable impact of foreign currency fluctuations, were driven primarily by higher shipments of Revlon color cosmetics in Canada (which contributed approximately 9.3 percentage points to the increase in the region’s net sales in the second quarter of 2008, as compared with the second quarter of 2007). This increase was partially offset by lower shipments of color cosmetics and fragrances in U.K., as well as lower shipments of fragrances in Italy and certain distributor markets (which together offset by approximately 3.8 percentage points the region’s increase in net sales in the second quarter of 2008, as compared with the second quarter of 2007). In the second quarter of 2007, net sales of color cosmetics in the U.K. were positively impacted by close-out sales of Vital Radiance as well as sales of Almay color cosmetics (Almay was discontinued in the U.K. in the third quarter of 2007).

In Latin America, which is comprised of Mexico, Central America and South America, increased net sales, excluding the favorable impact of foreign currency fluctuations, were driven primarily by higher shipments of Revlon color cosmetics and beauty care products in Venezuela and Argentina (which together contributed approximately 8.5 percentage points to the increase in the region’s net sales in the second quarter of 2008, as compared with the second quarter of 2007). This increase was partially offset by lower shipments in certain distributor markets (which offset by approximately 4.8 percentage points the Latin America region’s increase in net sales in the second quarter of 2008, as compared with the second quarter of 2007).

Year-to-date results by region

In Asia Pacific, increased net sales, excluding the favorable impact of foreign currency fluctuations, were driven primarily by higher shipments of Revlon color cosmetics in China, Taiwan and in the duty-free businesses, as well as higher shipments of beauty care products in South Africa and in the duty-free businesses (which together contributed approximately 3.5 percentage points to the increase in the region’s net sales in the first half of 2008, as compared with the first half of 2007).

In Europe, decreased net sales, excluding the favorable impact of foreign currency fluctuations, were driven primarily by lower shipments of color cosmetics and fragrances in the U.K., Italy and certain distributor markets (which together contributed approximately 8.2 percentage points to the decrease in the region’s net sales in the first half of 2008, as compared with the first half of 2007). This decrease was partially offset by higher shipments of Revlon color cosmetics in Canada (which offset by approximately 4.6 percentage points the decrease in the region’s net sales in the first half of 2008, as compared with the first half of 2007). In the first half of 2007, net sales of color

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

cosmetics in the U.K. were positively impacted by retail space gains related to the Revlon brand and sales of Almay color cosmetics (Almay was discontinued in the U.K. in the third quarter of 2007) and close-out sales of Vital Radiance.

In Latin America, increased net sales, excluding the favorable impact of foreign currency fluctuations, were driven primarily by the higher shipments of Revlon color cosmetics and beauty care products in Venezuela and Argentina (which together contributed approximately 6.9 percentage points to the increase in the region’s net sales in the first half of 2008, as compared with the first half of 2007). This increase was partially offset by lower shipments in certain distributor markets (which offset by approximately 2.3 percentage points the Latin America region’s increase in net sales in the first half of 2008, as compared with the first half of 2007).

Gross profit:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change

Gross profit	$246.4	$221.4	$25.0	$449.4	$423.8	$25.6
Percentage of net sales	65.5%	63.4%	2.1%	64.5%	62.5%	2.0%

Increased gross profit as a percentage of net sales for the second quarter of 2008, compared to the second quarter of 2007, was primarily due to the following:

•	favorable changes in sales mix, which contributed 1.3 percentage points to the increase; and

•	lower returns and allowances, which contributed 1.0 percentage points to the increase.

Increased gross profit as a percentage of net sales for the first half of 2008, compared to the first half of 2007, was primarily due to the following:

•	lower returns and allowances, which contributed 0.8 percentage points to the increase; and

•	favorable changes in sales mix, which contributed 0.7 percentage points to the increase.

SG&A expenses:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change

SG&A expenses	$190.5	$200.6	$10.1	$365.2	$393.9	$28.7

Decreased SG&A expenses for the second quarter of 2008, as compared to the second quarter of 2007, were driven primarily by:

•	$15.3 million of lower brand support in the second quarter of 2008, as compared to the second quarter of 2007, primarily due to the fact that the second quarter of 2007 included significant brand support expenses related to the launch of Revlon Colorist haircolor; and

•	$3.0 million of lower permanent display amortization expenses in the second quarter of 2008, as compared to the second quarter of 2007;

•	partially offset by $7.3 million of higher general and administrative expenses, which were primarily due to an increase in the accrual for incentive compensation due to the Company’s performance, as well as unfavorability of foreign currency fluctuation of $2.0 million.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Decreased SG&A expenses for the first half of 2008, as compared to the first half of 2007, were driven primarily by:

•	$33.5 million of lower brand support in the first half of 2008, as compared to the first half of 2007, primarily due to the fact that the first half of 2007 included significant brand support expenses related to the launch of Revlon Colorist haircolor; and

•	$8.0 million of lower permanent display amortization expenses in the first half of 2008, as compared to the first half of 2007. The first half of 2007 included accelerated display amortization expenses related to the discontinuance of the Vital Radiance brand;

•	partially offset by $6.6 million of higher general and administrative expenses, which were primarily due to an increase in the accrual for incentive compensation due to the Company’s performance, as well as an unfavorable impact of foreign currency fluctuation of $4.1 million; and

•	partially offset by a $4.4 million benefit in the first half of 2007 related to the reversal of a deferred rental liability upon exit of a portion of the Company’s New York City headquarters leased space in the first half of 2007.

Restructuring costs and other, net:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change

Restructuring costs and other, net	$(5.4)	$2.1	$7.5	$(11.6)	$6.4	$18.0

During the second quarter of 2008, the Company recorded income of $5.4 million to restructuring costs and other, net, primarily due to a gain of $6.8 million related to the sale of a facility in Mexico, partially offset by a charge of $1.3 million for the 2008 Programs, of which $0.8 million related to a restructuring in Canada and $0.5 million related to the Company’s decision to close and sell its manufacturing facility in Mexico and source products from the Company’s other manufacturing facilities and third party suppliers.

During the first half of 2008, the Company recorded income of $11.6 million to restructuring costs and other, net, primarily due to a gain of $6.8 million related to the sale of a facility in Mexico and a net gain of $5.9 million related to the sale of a non-core trademark. In addition, a $0.4 million reversal to restructuring costs was associated with the 2006 Programs, primarily due to the charges for severance and other employee-related termination costs being slightly lower than originally estimated. These were partially offset by a charge of $1.5 million for the 2008 Programs, of which $0.8 million related to a restructuring in Canada and $0.7 million related to the Company’s decision to close and sell its manufacturing facility in Mexico and source products from the Company’s other manufacturing facilities and third party suppliers.

During the second quarter and first half of 2007, the Company recorded charges of $2.1 million and $6.4 million, respectively, in restructuring for vacating leased space, employee severance and employee-related termination costs related to the 2007 Programs and the 2006 Programs.

For a further discussion of the 2006 Programs and 2007 Programs, see Note 2, “Restructuring Costs and Other, Net” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 5, 2008.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Other expenses (income):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change

Interest expense	$30.8	$33.6	$2.8	$62.9	$67.4	$4.5

The decrease in interest expense for the second quarter and first half of 2008, as compared to the comparable 2007 periods, was primarily due to lower weighted average borrowing rates on comparable debt levels during the respective 2008 periods.

Provision for income taxes:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change

Provision for income taxes	$8.8	$(3.9)	$(12.7)	$14.9	$0.5	$(14.4)

The increase in the tax provision for the second quarter and first half of 2008, as compared to the comparable 2007 periods, was generally attributable to higher taxable income in certain jurisdictions outside the U.S. in the second quarter and first half of 2008. The tax provision for the second quarter and first half of 2007 benefited from the reduction of $5.9 million to the Company’s tax reserves to reflect favorable regulatory developments resulting in the resolution of various international tax matters.

Financial Condition, Liquidity and Capital Resources

Net cash provided by (used in) operating activities in the first half of 2008 was $22.9 million, as compared to $(33.0) million in the first half of 2007. This improvement in cash provided in the first half of 2008, compared to cash used in the first half of 2007, was due to higher net income and lower permanent display spending, partially offset by changes in net working capital.

Net cash provided by (used in) investing activities was $1.2 million and $(5.3) million for the first half of 2008 and 2007, respectively. Net cash provided by investing activities for the first half of 2008 included $9.3 million in net proceeds from the sale of a non-core trademark and certain other assets (which included net proceeds as a result of the sale of the Mexico facility), offset by cash used for capital expenditures. Net cash used in investing activities in the first half of 2007 was used for capital expenditures.

Net cash (used in) provided by financing activities was $(40.2) million and $37.3 million for the first half of 2008 and 2007, respectively. Net cash used in financing activities for the first half of 2008 included the full repayment on February 1, 2008 of the $167.4 million remaining aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes, which matured on February 1, 2008, and repayments under the 2006 Revolving Credit Facility, offset by proceeds of $170 million from the MacAndrews & Forbes Senior Subordinated Term Loan Agreement, which Products Corporation used to repay in full such 8 5/8% Senior Subordinated Notes, and to pay certain related fees and expenses, including the payment to MacAndrews & Forbes of a facility fee of $2.55 million (or 1.5% of the total aggregate principal amount of such loan) upon MacAndrews & Forbes funding such loan. In addition, net cash used in financing activities in the 2008 period included $41.6 million of net repayments under Products Corporation’s 2006 Revolving Credit Facility.

Net cash used in financing activities for the first half of 2007 included net proceeds of $98.9 million from Revlon, Inc.’s issuance of Class A Common Stock as a result of the closing of the $100 Million Rights Offering in January 2007. Revlon, Inc.’s proceeds from the $100 Million Rights Offering were promptly transferred to Products Corporation, which it used in February 2007 to redeem $50.0 million aggregate principal amount of its 8 5/8% Senior Subordinated Notes at an aggregate redemption price of $50.3 million, including $0.3 million of accrued and unpaid

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

interest up to, but not including, the redemption date. The remainder of such proceeds was used to repay $43.3 million of indebtedness outstanding under Products Corporation’s 2006 Revolving Credit Facility, after incurring fees and expenses of $1.3 million incurred in connection with the $100 Million Rights Offering, with approximately $5 million of the remaining proceeds being available for general corporate purposes.

At June 30, 2008, the Company had a liquidity position of $161.3 million, consisting of cash and cash equivalents (net of any outstanding checks) of $22.5 million, as well as $138.8 million in available borrowings under the 2006 Revolving Credit Facility.

2006 Credit Agreements

In December 2006, Products Corporation replaced the $800 million term loan facility under its 2004 credit agreement with the new 5-year, $840 million 2006 Term Loan Facility pursuant to the 2006 Term Loan Agreement dated as of December 20, 2006, among Products Corporation, as borrower, the lenders party thereto, Citicorp USA, Inc., as administrative agent and collateral agent, Citigroup Global Markets Inc., as sole lead arranger and sole bookrunner, and JPMorgan Chase Bank, N.A., as syndication agent. As part of this bank refinancing, Products Corporation also amended and restated its 2004 multi-currency revolving credit facility by entering into the $160 million 2006 Revolving Credit Agreement. The 2006 Credit Facilities mature on January 15, 2012. (For further detail regarding the 2006 Credit Agreements, as well as for detail as to Products Corporation’s other debt instruments, see Note 8, “Long-Term Debt” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 5, 2008).

Products Corporation was in compliance with all applicable covenants under the 2006 Credit Agreements as of June 30, 2008. At June 30, 2008, the Term Loan Facility was fully drawn and availability under the $160.0 million 2006 Revolving Credit Facility, based upon the calculated borrowing base less $14.0 million of outstanding letters of credit and $4.1 million then drawn on the 2006 Revolving Credit Facility, was $138.8 million.

MacAndrews & Forbes Senior Subordinated Term Loan Agreement

In January 2008, Products Corporation entered into the $170 million MacAndrews & Forbes Senior Subordinated Term Loan Agreement. On February 1, 2008, Products Corporation used the proceeds of such loan to repay in full the $167.4 million remaining aggregate principal amount of its 8 5/8% Senior Subordinated Notes, which matured on February 1, 2008, and to pay certain related fees and expenses, including the payment to MacAndrews & Forbes of a facility fee of $2.55 million (or 1.5% of the total aggregate principal amount of such loan) upon MacAndrews & Forbes funding such loan. In connection with such repayment, Products Corporation also used cash on hand to pay $7.2 million of accrued and unpaid interest due on the 8 5/8% Senior Subordinated Notes up to, but not including, the February 1, 2008 maturity date. (See Note 18, “Subsequent Events” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 5, 2008 for detail regarding the MacAndrews & Forbes Senior Subordinated Term Loan Agreement).

Sources and Uses

The Company’s principal sources of funds are expected to be operating revenues, cash on hand and funds available for borrowing under the 2006 Revolving Credit Facility and other permitted lines of credit. The 2006 Credit Agreements, the MacAndrews & Forbes Senior Subordinated Term Loan Agreement and the indenture governing Products Corporation’s 9 1/2% Senior Notes contain certain provisions that by their terms limit Products Corporation and its subsidiaries’ ability to, among other things, incur additional debt.

The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

programs (including, without limitation, the Company’s 2006 Programs, the 2007 Programs and the 2008 Programs), severance not otherwise included in the Company’s restructuring programs, debt service payments and costs and regularly scheduled pension and post-retirement benefit plan contributions. The Company’s cash contributions to its pension and post-retirement benefit plans in the first half of 2008 were $5.7 million. The Company expects cash contributions to its pension and post-retirement benefit plans to be approximately $14 million in the aggregate in the full year 2008. The Company’s purchase of permanent wall displays and capital expenditures in the first half of 2008 were $26.1 million and $8.1 million, respectively. The Company expects purchases of permanent wall displays and capital expenditures in the full year 2008 to be approximately $50 million and $25 million, respectively, inclusive of amounts expended in the first half of 2008. See “Restructuring Costs and Other, Net” above in this Form 10-Q for discussion of the Company’s expected uses of funds in connection with its various restructuring programs.

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

The Company expects that operating revenues, cash on hand and funds available for borrowing under the 2006 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2008, including cash requirements in connection with the payment of operating expenses, including expenses in connection with the execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs (including, without limitation, the Company’s 2006 Programs, the 2007 Programs and the 2008 Programs), severance not otherwise included in the Company’s restructuring programs, debt service payments and costs and regularly scheduled pension and post-retirement plan contributions.

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

In the event of a decrease in demand for the Company’s products, reduced sales, lack of increases in demand and sales, changes in consumer purchasing habits, including with respect to shopping channels, retailer inventory management, retailer space reconfigurations or reductions in retailer display space, product discontinuances and/or

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

advertising and promotion expenses or returns expenses exceeding its expectations or less than anticipated results from the Company’s existing or new products or from its advertising and/or marketing plans, any such development, if significant, could reduce Products Corporation’s revenues and could adversely affect Products Corporation’s ability to comply with certain financial covenants under the 2006 Credit Agreements and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending. (See also Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 5, 2008 for further discussion of risks associated with the Company’s business).

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

There can be no assurance that the Company would be able to take any of the actions referred to above because of a variety of commercial or market factors or constraints in Products Corporation’s debt instruments, including, without limitation, market conditions being unfavorable for an equity or debt issuance, additional capital contributions and/or loans not being available from affiliates and/or third parties, or that the transactions may not be permitted under the terms of Products Corporation’s various debt instruments then in effect, such as due to restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable the Company to satisfy its cash requirements or enable Products Corporation to comply with its debt covenants if the actions do not generate a sufficient amount of additional capital. (See also Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC on March 5, 2008 for further discussion of risks associated with the Company’s business).

The terms of the 2006 Credit Agreements, the MacAndrews & Forbes Senior Subordinated Term Loan Agreement and the indenture governing Products Corporation’s 9 1/2% Senior Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc. to enable Revlon, Inc., among other things, to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal, accounting and insurance fees, regulatory fees, such as SEC filing fees, and other expenses related to being a public holding company and, subject to certain limitations, to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Third Amended and Restated Revlon, Inc. Stock Plan.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

As a result of dealing with suppliers and vendors in a number of foreign countries, Products Corporation enters into foreign currency forward exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. There were foreign currency forward exchange contracts with a notional amount of $35.3 million outstanding at June 30, 2008. The fair value of foreign currency forward exchange contracts outstanding at June 30, 2008 was $(0.1) million.

Interest Rate Swap Transactions

In September 2007 and April 2008, Products Corporation executed two floating-to-fixed interest rate swap transactions (the “2007 Interest Rate Swap” and the “2008 Interest Rate Swap” and together the “Interest Rate Swaps”) each with a notional amount of $150.0 million over a period of two years relating to indebtedness under Products Corporation’s 2006 Term Loan Facility. The Company designated the Interest Rate Swaps as cash flow hedges of the variable interest rate payments on Products Corporation’s 2006 Term Loan Facility. Under the terms of the 2007 Interest Rate Swap and the 2008 Interest Rate Swap, Products Corporation is required to pay to the counterparty a quarterly fixed interest rate of 4.692% and 2.66%, respectively, on the $150.0 million notional amounts commencing in December 2007 and July 2008, respectively, while receiving a variable interest rate payment from the counterparty equal to three-month U.S. dollar LIBOR (which effectively fixed the interest rate on such notional amount at 8.692% and 6.66%, respectively, for the 2-year term of each swap). While the Company is exposed to credit loss in the event of the counterparty’s non-performance, if any, the Company’s exposure is limited to the net amount that Products Corporation would have received over the remaining balance of each Interest Rate Swap’s two-year term. Given that the counterparty to the Interest Rate Swaps is a major financial institution, the Company does not anticipate any non-performance and, furthermore, even in the case of any non-performance by the counterparty, the Company expects that any such loss would not be material. The fair value of Products Corporation’s 2007 Interest Rate Swap and 2008 Interest Rate Swap was $(2.9) million and $2.0 million, respectively, at June 30, 2008.

Disclosures about Contractual Obligations and Commercial Commitments

As of June 30, 2008, there had been no material changes to the Company’s total contractual cash obligations, as set forth in the contractual obligations and commercial commitments table included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, with the exception of the complete repayment of Products Corporation’s 8 5/8% Senior Subordinated Notes on their February 1, 2008 maturity date using the proceeds of the $170 million MacAndrews & Forbes Senior Subordinated Term Loan due August 1, 2009. The following table reflects the impact of such refinancing on the Company’s long-term debt obligations:

	Payments Due by Period
Contractual Obligations	(dollars in millions)
As of June 30, 2008	Total	2008 Q3-Q4	2009-2010	2011-2012	After 2012

Long-term Debt, including Current Portion	$1,232.4	$4.4	$17.0	$1,211.0	$—
Long-term Debt – affiliates*	170.0	—	170.0	—	—
Interest on Long-term Debt**	322.1	50.2	192.6	79.3	—
Interest on Long-term Debt – affiliates***	20.3	9.4	10.9	—	—

*	Reflects the $170 million MacAndrews & Forbes Senior Subordinated Term Loan due August 1, 2009 which Products Corporation used to repay in full its 8 5/8% Senior Subordinated Notes on their February 1, 2008 maturity date.

**	Reflects the impact of the 2007 Interest Rate Swap and 2008 Interest Rate Swap, each covering $150 million notional amount under the 2006 Term Loan Facility, which resulted in an effective weighted average interest rate of 7.9% on the 2006 Term Loan Facility. (See “Financial Condition, Liquidity and Capital Resources — Interest Rate Swap Transactions”).

***	Reflects the 11% interest rate on the MacAndrews & Forbes Senior Subordinated Term Loan.

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

Effect of Recent Accounting Pronouncements

See discussion of recent accounting pronouncements in Note 1, “Basis of Presentation” to the Unaudited Consolidated Financial Statements.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
(all tabular amounts in millions)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company’s policy is to manage market risk through a combination of fixed and floating rate debt, the use of foreign exchange forward contracts, interest rate swap transactions and option contracts. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (“Item 7A”) describes significant aspects of the Company’s financial instrument programs that have material market risk as of December 31, 2007. The following table presents the information required by Item 7A as of June 30, 2008:

								Fair Value
	Expected Maturity date for the year ended December 31,							June 30,
Debt	2008	2009	2010	2011	2012	Thereafter	Total	2008
	(U.S. dollar equivalent in millions)

Short-term variable rate (various currencies)	$2.7						$2.7	$2.7
Average interest rate(a)	8.9%
Short-term fixed rate (€)	$0.2	$0.2					0.4	0.4
Average interest rate(a)	6.0%	6.0%
Long-term fixed rate ($US)				$390.0			390.0	354.9
Average interest rate(a)				9.5%
Long-term fixed rate – affiliates ($US)		$170.0 (b)					170.0	163.3
Average interest rate(a)		11.0%
Long-term variable rate ($US)	$4.2	$8.4	$8.4	$8.4	$812.6		842.0	775.0
Average interest rate (a)(c)	8.3%	8.7%	9.3%	9.9%	7.9%

Total debt	$7.1	$178.6	$8.4	$398.4	$812.6	$—	$1,405.1	$1,296.2

(a)	Weighted average variable rates are based upon implied forward rates from the U.S. Dollar LIBOR yield curves at June 30, 2008.

(b)	On January 30, 2008, Products Corporation entered into its previously-announced $170 million MacAndrews & Forbes Senior Subordinated Term Loan Agreement and on February 1, 2008 used the proceeds of such loan to repay in full the balance of the approximately $167.4 million aggregate remaining principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes, which matured on February 1, 2008. The MacAndrews & Forbes Senior Subordinated Term Loan bears an annual interest rate of 11%, which is payable in arrears in cash on March 31, June 30, September 30 and December 31 of each year commencing on March 31, 2008 and matures on August 1, 2009. (See “Financial Condition, Liquidity and Capital Resources — MacAndrews & Forbes Senior Subordinated Term Loan Agreement”).

(c)	Reflects the impact of the 2007 Interest Rate Swap and 2008 Interest Rate Swap, each covering $150 million notional amount under the 2006 Term Loan Facility, which resulted in an effective weighted average interest rate of 7.9% on the 2006 Term Loan Facility.

		Original US	Contract
	Average	Dollar	Value	Fair Value
	Contractual	Notional	June 30,	June 30,
Forward Contracts	Rate $/FC	Amount	2008	2008

Sell Canadian Dollars/Buy USD	0.9877	$11.6	$11.7	$0.1
Sell Australian Dollars/Buy USD	0.9160	8.4	8.1	(0.3)
Sell British Pounds/Buy USD	1.9612	4.9	4.9	—
Buy Australian Dollars/Sell New Zealand Dollars	1.2215	4.4	4.5	0.1
Sell South African Rand/Buy USD	0.1226	3.9	3.9	—
Sell Euros/Buy USD	1.5330	1.3	1.3	—
Sell New Zealand Dollars/Buy USD	0.7487	0.8	0.8	—

Total forward contracts		$35.3	$35.2	$(0.1)

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

					Fair Value
	Expected Maturity date for the year ended December 31,				June 30,
Interest Rate Swap Transactions (a)(b)	2008	2009	2010	Total	2008

Notional Amount	$—	$150.0	$150.0	$300.0	$(0.9)
Fixed Pay Rate	3.676%	3.676%	2.66%
Average Receive Rate	3-month USD LIBOR	3-month USD LIBOR	3-month USD LIBOR

(a)	In September 2007, Products Corporation executed a floating-to-fixed interest rate swap transaction with a notional amount of $150.0 million over a period of two years expiring on September 17, 2009 relating to indebtedness under Products Corporation’s 2006 Term Loan Facility. The Company designated this interest rate swap transaction as a cash flow hedge of the variable interest rate payments on Products Corporation’s 2006 Term Loan Facility. (See “Financial Condition, Liquidity and Capital Resources — Interest Rate Swap Transactions”).

(b)	In April 2008, Products Corporation executed a floating-to-fixed interest rate swap transaction with a notional amount of $150.0 million over a period of two years expiring on April 16, 2010 relating to indebtedness under Products Corporation’s 2006 Term Loan Facility. The Company designated this interest rate swap transaction as a cash flow hedge of the variable interest rate payments on Products Corporation’s 2006 Term Loan Facility. (See “Financial Condition, Liquidity and Capital Resources — Interest Rate Swap Transactions”).

Item 4.	Controls and Procedures

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

(b)  Changes in Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting during the three-month fiscal period ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the second quarter and six months ended June 30, 2008, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on the beliefs, expectations, estimates, projections, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company’s actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company’s expectations and estimates (whether qualitative or quantitative) as to:

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

promotions or for returns related to any reduction of retail space, product discontinuances or otherwise, exceed anticipated level of expenses;

(iii)	the Company’s belief that the continued execution of its business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more of its brands or product lines, launching additional new products, acquiring businesses or brands, further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, any of which, whose intended purpose would be to contribute to the achievement of profitability and positive cash flow, could result in the Company making investments and/or recognizing charges related to executing against such opportunities;

(iv)	our expectations regarding our business strategy, including our plans to (a) build and leverage our strong brands, particularly the Revlon brand, across the categories in which we compete, and in addition to the Revlon and Almay brand color cosmetics, our seeking to drive growth in other beauty care categories, including women’s hair color, beauty tools and anti-perspirants/deodorants and implementing this strategy by developing and sustaining an innovative pipeline of new products and managing our product portfolio with the objective of profitable net sales growth over time, including our intent to 1) fully utilize our creative, marketing and research and development capabilities; 2) reinforce clear, consistent brand positioning through effective, innovative advertising and promotion; and 3) work with our retail customers to continue to increase the effectiveness of our in-store marketing, promotion and display walls across the categories in which we compete; (b) improve the execution of our strategies and plans and provide for continued improvement in our organizational capability through enabling and developing our employees, including primarily by focusing on recruitment and retention of skilled people, providing opportunities for professional development, as well as new and expanded responsibilities and roles for employees who have demonstrated capability and rewarding our employees for success; (c) continue to strengthen our international business by 1) focusing on the Revlon brand and our other strong national and multi-national brands in key countries; 2) leveraging our Revlon, Almay and other brand marketing worldwide; 3) adapting our product portfolio to local consumer preferences and trends; 4) structuring the most effective business model in each country; and 5) strategically allocating resources and controlling costs; (d) improve our operating profit margins and cash flow over time, including by reducing sales returns, costs of goods sold and general and administrative expenses and improving working capital management (in each case as a percentage of net sales) and continuing to focus on improving net sales growth; and (e) continue to improve our capital structure, including by continuing to take advantage of opportunities to reduce and refinance our debt;

(v)	restructuring activities, restructuring costs, the timing of restructuring payments and the cost base reductions and other benefits from such activities;

(vi)	the Company’s expectation that operating revenues, cash on hand and funds available for borrowing under Products Corporation’s 2006 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2008, including the cash requirements referred to in item (viii) below;

(vii)	the Company’s expected sources of funds, including operating revenues, cash on hand and funds available from borrowing under Products Corporation’s 2006 Revolving Credit Facility and other permitted lines of credit, as well as the availability of funds from refinancing indebtedness, selling assets or operations, capital contributions and/or loans from MacAndrews & Forbes, Revlon, Inc. or the Company’s other affiliates and/or third parties and/or the sale of additional debt securities of Products Corporation;

(viii)	the Company’s expected uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, payments in connection with the Company’s purchases of permanent wall displays, capital

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

expenditure requirements, restructuring programs (including, without limitation, the 2006 Programs, the 2007 Programs and the 2008 Programs), severance not otherwise included in the Company’s restructuring programs, debt service payments and costs and regularly scheduled pension and post-retirement benefit plan contributions, and its estimates of operating expenses, the amount and timing of restructuring costs, severance, debt service payments (including payments required under Products Corporation’s debt instruments), cash contributions to the Company’s pension plans and post-retirement benefit plans, purchases of permanent wall displays and capital expenditures;

(ix)	matters concerning the Company’s market-risk sensitive instruments, including the 2007 Interest Rate Swap and 2008 Interest Rate Swap transactions which are intended to reduce the effects of floating interest rates by hedging against fluctuations in variable interest rate payments on the applicable notional amounts of Products Corporation’s long-term debt under its 2006 Term Loan Facility, as well as the Company’s expectations as to the counterparty’s performance, including that any loss arising from the non-performance by the counterparty would not be material;

(x)	the expected effects of the Company’s adoption of certain accounting principles;

(xi)	the Company’s plan to efficiently manage its cash and working capital, including, among other things, by carefully managing inventory levels, centralized purchasing to secure discounts and efficiencies in procurement, and providing additional discounts to U.S. customers for more timely payment of receivables and carefully managing accounts payable and targeted controls on general and administrative spending;

(xii)	Revlon, Inc.’s plan to consummate the reverse stock split, its timing and its intended benefits; and

(xiii)	the Company’s estimates of the net proceeds and the one-time gain from the July 2008 sale of its Brazilian subsidiary.

Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language such as “estimates,” “objectives,” “visions,” “projects,” “forecasts,” “focus,” “drive towards,” “plans,” “targets,” “strategies,” “opportunities,” “drivers,” “believes,” “intends,” “outlooks,” “initiatives,” “expects,” “scheduled to,” “anticipates,” “seeks,” “may,” “will” or “should” or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategies, targets, models or intentions. Forward-looking statements speak only as of the date they are made, and except for the Company’s ongoing obligations under the U.S. federal securities laws, the Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Investors are advised, however, to consult any additional disclosures the Company made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 or may make in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC in 2008 (which, among other places, can be found on the SEC’s website at http://www.sec.gov). The information available from time to time on such website shall not be deemed incorporated by reference into this Quarterly Report on Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. (See also Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 5, 2008, for further discussion of risks associated with the Company’s business.) In addition to factors that may be described in the Company’s filings with the SEC, including this filing, the following factors, among others, could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

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

(ii)	in addition to the items discussed in (i) above, the effects of and changes in economic conditions (such as inflation, monetary conditions and foreign currency fluctuations, as well as in trade, monetary, fiscal and tax policies in international markets) and political conditions (such as military actions and terrorist activities);

(iii)	unanticipated costs or difficulties or delays in completing projects associated with the continued execution of the Company’s business strategy or lower than expected revenues or the inability to achieve profitability or positive cash flow as a result of such strategy, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more of the Company’s brands or product lines, launching of new product lines, including difficulties or delays, or higher than expected expenses, including for returns, in launching its new products, acquiring businesses or brands, further refining its approach to retail merchandising, and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company’s manufacturing, sourcing, supply chain or organizational size and structure;

(iv)	unanticipated costs or difficulties or delays in implementing and refining our business strategy to achieve our objectives, including the inability to achieve profitability or positive cash flow as a result of such strategy, including (a) our inability to build and leverage our strong brands, particularly our Revlon brand, including by less than expected growth of the Revlon brand, less than expected acceptance of our creative and brand marketing plans by our consumers and/or retail customers, less than effective research and development and/or new product development, and/or less than expected acceptance of our new or existing products under the Revlon brand by consumers and/or retail customers, less than expected growth of the Almay brand and/or in women’s hair color, beauty tools, fragrances and/or anti-perspirants and deodorants, such as due to less than expected acceptance of our new or existing products under these brands and lines by consumers and/or retail customers, less than expected acceptance of our advertising, promotion and/or marketing plans by our consumers and/or retail customers, disruptions, delays or difficulties in executing our business strategy or less than expected investment in brand support or greater than expected competitive investment; (b) difficulties, delays or the inability to improve the execution of our strategies and plans and/or build organizational capability, recruit and retain skilled people, provide employees with opportunities to develop professionally, provide them with expanded responsibilities or roles and/or reward our employees for success; (c) difficulties, delays or unanticipated costs in connection with our plans to continue to strengthen our international business, such as due to higher than anticipated levels of investment required to support and build our brands globally or less than anticipated results from our national and multi-national brands; (d) difficulties, delays or unanticipated costs in connection with our plans to improve our operating profit margins and cash flow over time, such as difficulties, delays or the inability to take actions intended to improve results in sales returns, cost of goods sold, general and administrative expenses and/or in working capital management; and/or (e) difficulties, delays or unanticipated costs in, or our inability to improve our capital structure;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

(v)	difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company’s restructuring activities, such as less than anticipated sustained annualized cost base reductions or other benefits from the 2008 Programs, the 2007 Programs and/or the 2006 Programs and the risk that the 2008 Programs, 2007 Programs and/or the 2006 Programs may not satisfy the Company’s objectives as set forth in clause (v) above;

(vi)	lower than expected operating revenues, cash on hand and/or funds available under the 2006 Revolving Credit Facility and/or other permitted lines of credit or higher than anticipated operating expenses, such as referred to in clause (viii) below;

(vii)	the unavailability of funds under Products Corporation’s 2006 Revolving Credit Facility or other permitted lines of credit, or from restructuring indebtedness, or capital contributions or loans from MacAndrews & Forbes, Revlon, Inc. or the Company’s other affiliates and/or third parties and/or the sale of additional debt securities of Products Corporation;

(viii)	higher than expected operating expenses, sales returns, working capital expenses, permanent wall display costs, capital expenditures, restructuring costs, severance not otherwise included in the Company’s restructuring programs, debt service payments, regularly scheduled cash pension plan contributions and/or post-retirement benefit plan contributions, purchases of permanent wall displays and/or capital expenditures;

(ix)	interest rate or foreign exchange rate changes affecting the Company and its market-risk sensitive financial instruments, including less than anticipated benefits or other unanticipated effects of the 2007 Interest Rate Swap and/or 2008 Interest Rate Swap transactions or difficulties, delays or the inability of the counterparty to perform such transactions;

(x)	unanticipated effects of the Company’s adoption of certain new accounting standards;

(xi)	difficulties, delays or the inability of the Company to efficiently manage its cash and working capital;

(xii)	difficulties, delays in, unanticipated costs or Revlon, Inc.’s inability to consummate the reverse stock split, its timing or its intended benefits; and

(xiii)	less than anticipated net proceeds from the sale of the Company’s Brazilian subsidiary and/or changes in the one-time gain from such sale.

Factors other than those listed above could also cause the Company’s results to differ materially from expected results. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Website Availability of Reports and Other Corporate Governance Information

Revlon, Inc., which owns 100% of the Company’s common stock, maintains a comprehensive corporate governance program, including Corporate Governance Guidelines for Revlon, Inc.’s Board of Directors, Revlon, Inc.’s Board Guidelines for Assessing Director Independence and charters for Revlon, Inc.’s Audit Committee, Nominating and Corporate Governance Committee and Compensation and Stock Plan Committee. Revlon, Inc. maintains a corporate investor relations website, www.revloninc.com, where stockholders and other interested persons may review, without charge, among other things, Revlon, Inc.’s corporate governance materials and certain SEC filings (such as Revlon, Inc.’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, annual reports, Section 16 reports reflecting certain changes in the stock ownership of Revlon, Inc.’s directors and Section 16 officers, and certain other documents filed with the SEC), each of which are generally available on the same business day as the filing date with the SEC on the SEC’s website http://www.sec.gov, as well as on Revlon, Inc.’s website http://www.revloninc.com. In addition, under the section of Revlon, Inc.’s website entitled, “Corporate Governance,” Revlon, Inc. posts printable copies of the latest versions of its Corporate Governance Guidelines, Board Guidelines for Assessing Director Independence, charters for Revlon, Inc.’s Audit Committee, Nominating and Corporate Governance Committee and Compensation and Stock Plan Committee, as well as Revlon, Inc.’s and the Company’s Code of Business Conduct, which includes Revlon, Inc.’s and the Company’s Code of Ethics for Senior Financial Officers and the Audit Committee Pre-Approval Policy, each of which the Company will provide in print, without charge, upon written request to Robert K. Kretzman, Executive Vice President and Chief Legal Officer, Revlon, Inc., 237 Park Avenue, New York, NY 10017. The business and financial materials and any other statement or disclosure on, or made available through, the websites referenced herein shall not be deemed incorporated by reference into this report.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information set forth in this report, when evaluating the Company’s business, investors should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 5, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 5, 2008, Revlon, Inc., as Products Corporation’s sole stockholder, unanimously re-elected Ronald O. Perelman, Alan S. Bernikow, Barry F. Schwartz and David L. Kennedy, the Company’s President and Chief Executive Officer, and elected Paul J. Bohan, as directors of Products Corporation.

Item 5.	Other Information

On July 28, 2008, Products Corporation consummated the sale of the Company’s non-core Bozzano brand, a leading men’s hair care and shaving line of products, and certain other non-core brands, such as Juvena and Aquamarine, which are sold only in the Brazilian market. The transaction was effected through the sale of the Company’s Brazilian subsidiary, Ceil Comérico E Distribuidora Ltda. (“Ceil”) to Hypermarcas S.A., a Brazilian publicly-traded, diversified consumer products corporation. The purchase price was approximately $104 million in cash, plus approximately $3 million in cash on Ceil’s balance sheet. Net proceeds, after the payment of taxes and transaction costs, are expected to be approximately $94 million. The Company is currently evaluating the most appropriate use of the net proceeds from this transaction. In the Company’s results for the third quarter of 2008, the Company expects to record a one-time gain from this transaction of approximately $50 million. Revlon brand color cosmetics will continue to be marketed in Brazil through the Company’s current third party distributor.

Item 6.	Exhibits

*31.1	Certification of David L. Kennedy, Chief Executive Officer, dated July 31, 2008, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Alan T. Ennis, Chief Financial Officer, dated July 31, 2008, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1 (furnished herewith)	Certification of David L. Kennedy, Chief Executive Officer, dated July 31, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (furnished herewith)	Certification of Alan T. Ennis, Chief Financial Officer, dated July 31, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 31, 2008

REVLON CONSUMER PRODUCTS CORPORATION
Registrant

By: /s/ Alan T. Ennis	By: /s/ Edward A. Mammone

Alan T. Ennis	Edward A. Mammone
Executive Vice President	Senior Vice President,
and Chief Financial Officer	Corporate Controller and Chief Accounting Officer