Form 10-Q
period 2008-09-30
REVLON CONSUMER PRODUCTS CORP
filed 2008-11-05
CIK 890547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock was 5,260 shares as of September 30, 2008, all of which were held by one affiliate, Revlon, Inc.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$66.2	$45.1
Trade receivables, less allowance for doubtful accounts of $3.5 and $3.5 as of September 30, 2008 and December 31, 2007, respectively	176.2	196.2
Inventories	180.3	165.7
Prepaid expenses and other	85.5	68.0
Current assets of discontinued operations	0.8	16.6

Total current assets	509.0	491.6
Property, plant and equipment, net	113.6	112.7
Other assets	98.5	117.9
Goodwill, net	182.8	182.7
Assets of discontinued operations	—	4.8

Total assets	$903.9	$909.7

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current liabilities:
Short-term borrowings	$2.1	$1.7
Current portion of long-term debt	8.6	6.5
Current portion of long-term debt — affiliates	107.0	—
Accounts payable	100.9	88.5
Accrued expenses and other	252.8	243.0
Current liabilities of discontinued operations	2.2	9.0

Total current liabilities	473.6	348.7
Long-term debt	1,215.5	1,432.4
Long-term pension and other post-retirement plan liabilities	107.9	112.4
Other long-term liabilities	76.5	75.9
Long-term liabilities of discontinued operations	2.4	1.9
Stockholder’s deficiency:
Preferred Stock, par value $1.00 per share: 1,000 shares authorized, 546 issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	54.6	54.6
Common Stock, par value $1.00 per share: 10,000 shares authorized; 5,260 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	—	—
Additional paid-in capital	931.4	926.0
Accumulated deficit	(1,901.0)	(1,953.5)
Accumulated other comprehensive loss	(57.0)	(88.7)

Total stockholder’s deficiency	(972.0)	(1,061.6)

Total liabilities and stockholder’s deficiency	$903.9	$909.7

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	$334.4	$330.8	$1,012.6	$993.8
Cost of sales	126.8	119.7	364.4	365.9

Gross profit	207.6	211.1	648.2	627.9
Selling, general and administrative expenses	185.6	189.1	542.7	576.6
Restructuring costs and other, net	0.3	0.5	(11.3)	6.9

Operating income	21.7	21.5	116.8	44.4

Other expenses (income):
Interest expense	29.1	34.4	91.9	101.4
Interest income	(0.4)	(0.2)	(0.7)	(1.7)
Amortization of debt issuance costs	1.5	1.0	4.2	2.3
Foreign currency losses (gains), net	1.6	(3.9)	(3.9)	(4.4)
Miscellaneous, net	0.8	—	0.8	(0.9)

Other expenses, net	32.6	31.3	92.3	96.7

(Loss) income from continuing operations before income taxes	(10.9)	(9.8)	24.5	(52.3)
Provision for income taxes	2.3	0.6	16.7	1.3

(Loss) income from continuing operations	(13.2)	(10.4)	7.8	(53.6)
(Loss) income from discontinued operations, net of taxes	(0.8)	1.7	(0.5)	2.1
Gain on disposal of discontinued operations	45.2	—	45.2	—

Income from discontinued operations, including gain on disposal, net of taxes	44.4	1.7	44.7	2.1

Net income (loss)	$31.2	$(8.7)	$52.5	$(51.5)

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDER’S DEFICIENCY
AND COMPREHENSIVE INCOME
(dollars in millions)

		Additional		Accumulated	Total
	Preferred	Paid-In-	Accumulated	Other	Stockholder’s
	Stock	Capital	Deficit	Comprehensive Loss	Deficiency

Balance, January 1, 2008	$54.6	$926.0	$(1,953.5)	$(88.7)	$(1,061.6)
Stock option compensation		0.2			0.2
Amortization of deferred compensation for restricted stock		5.2			5.2
Comprehensive income:
Net income			52.5		52.5
Adjustment for fair value of hedge derivatives				1.4	1.4
Elimination of currency translation adjustment related to Bozzano Sale Transaction(a)				37.3	37.3
Currency translation adjustment				(7.8)	(7.8)
Amortization under SFAS No. 158				0.8	0.8

Total comprehensive income					84.2

Balance, September 30, 2008	$54.6	$931.4	$(1,901.0)	$(57.0)	$(972.0)

(a)	For detail on the Bozzano Sale Transaction (as hereinafter defined) see Note 4, “Discontinued Operations”.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Nine Months Ended
	September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$52.5	$(51.5)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (income) from discontinued operations, net of income taxes	0.5	(2.1)
Depreciation and amortization	69.2	74.9
Amortization of debt discount	0.5	0.4
Stock compensation amortization	5.4	4.6
Loss on early extinguishment of debt	0.7	0.1
Gain on disposal of discontinued operations	(45.2)	—
(Gain) loss on sale of a non-core trademark and certain assets	(12.5)	0.7
Change in assets and liabilities:
Decrease in trade receivables	14.7	33.1
Increase in inventories	(19.3)	(4.3)
(Increase) decrease in prepaid expenses and other current assets	(14.6)	0.3
Increase in accounts payable	16.9	1.0
Increase (decrease) in accrued expenses and other current liabilities	5.3	(71.9)
Purchase of permanent displays	(36.4)	(40.7)
Other, net	6.2	5.6

Net cash provided by (used in) operating activities	43.9	(49.8)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15.1)	(12.3)
Proceeds from the sale of assets of discontinued operations	107.6	—
Proceeds from the sale of a non-core trademark and certain assets	10.1	—

Net cash provided by (used in) investing activities	102.6	(12.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(2.0)	0.4
(Repayment) borrowings under the 2006 Revolving Credit Facility, net	(45.7)	9.5
Proceeds from the issuance of long-term debt	—	0.5
Proceeds from the issuance of long-term debt — affiliates	170.0	—
Repayment of long-term debt	(169.6)	(50.0)
Repayment of long-term debt — affiliates	(63.0)	—
Capital contribution from direct parent, net	—	98.9
Payment of financing costs	(3.0)	(0.9)

Net cash (used in) provided by financing activities	(113.3)	58.4

CASH FLOWS FROM DISCONTINUED OPERATIONS ACTIVITIES:
Net cash (used in) provided by operating activities of discontinued operations	(9.6)	2.2
Net cash used in investing activities of discontinued operations	—	(0.2)
Net cash used in financing activities of discontinued operations	(0.4)	(4.5)
Change in cash from discontinued operations	(1.0)	(1.0)

Net cash used in discontinued operations	(11.0)	(3.5)

Effect of exchange rate changes on cash and cash equivalents	(1.1)	0.5

Net increase (decrease) in cash and cash equivalents	21.1	(6.7)
Cash and cash equivalents at beginning of period	45.1	35.4

Cash and cash equivalents at end of period	$66.2	$28.7

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$84.2	$97.7
Income taxes, net of refunds	$22.3	$8.1

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(1)	Description of Business and Basis of Presentation

Revlon Consumer Products Corporation (“Products Corporation” and together with its subsidiaries, the “Company”) operates in a single segment and manufactures, markets and sells an extensive array of cosmetics, women’s hair color, beauty tools, fragrances, skincare, anti-perspirants/deodorants and other personal care products. The Company’s vision is to provide glamour, excitement and innovation to consumers through high-quality products at affordable prices. The Company’s principal customers include large mass volume retailers and chain drug and food stores in the U.S., as well as certain department stores and other specialty stores, such as perfumeries, outside the U.S. The Company also sells beauty products to U.S. military exchanges and commissaries and has a licensing business, pursuant to which the Company licenses certain of its key brand names to third parties for complementary beauty-related products and accessories.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying Unaudited Consolidated Financial Statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, certain assumptions related to the recoverability of intangible and long-lived assets, reserves for estimated tax liabilities, restructuring costs, certain estimates and assumptions used in the calculation of the fair value of stock options issued to employees and the derived compensation expense and certain estimates regarding the calculation of the net periodic benefit costs and the projected benefit obligation for the Company’s pension and other post-retirement plans. The Unaudited Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2008, certain portions of which were adjusted in the Form 8-K filed by the Company with the SEC on November 5, 2008 (the “November 2008 Form 8-K”) to reflect the reclassification of a discontinued operation as a result of the Bozzano Sale Transaction (as hereinafter defined) and also retroactively restated to reflect the impact of Revlon, Inc.’s 1-for-10 reverse stock split.

Certain prior year amounts in this Quarterly Report on Form 10-Q have been adjusted to reflect the reclassification of a discontinued operation as a result of the Bozzano Sale Transaction (See Note 4, “Discontinued Operations”) and also retroactively restated to reflect the impact of Revlon, Inc.’s 1-for-10 reverse stock split.

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

The fair value framework under SFAS No. 157 requires the categorization of assets and liabilities into three levels based upon the assumptions used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3, if applicable, generally would require significant management judgment. The three levels are defined as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets and liabilities;

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

•	Level 3: Unobservable inputs that reflect the Company’s own assumptions.

As of September 30, 2008 the fair values of the Company’s financial assets and liabilities are categorized as presented in the table below:

	Total	Level 1	Level 2	Level 3

Assets
Interest rate swaps(a)	$1.4	$—	$1.4	$—
Foreign currency forward exchange contracts(b)	1.3	—	1.3	—

Total assets at fair value	$2.7	$—	$2.7	$—

Liabilities
Interest rate swaps(a)	$2.4	$—	$2.4	$—
Foreign currency forward exchange contracts(b)	0.3	—	0.3	—

Total liabilities at fair value	$2.7	$—	$2.7	$—

(For a description of the Company’s interest rate swaps and foreign currency forward exchange contracts, see Note 8, “Derivative Financial Instruments — Interest Rate Swap Transactions” and “- Foreign Currency Forward Exchange Contracts”.)

(a)	Based on three-month U.S. Dollar LIBOR index.

(b)	Based on observable market transactions of spot and forward rates.

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

The components of net periodic benefit cost for the pension and the other post-retirement benefit plans for the third quarter of 2008 and 2007, respectively, are as follows:

	Three Months Ended September 30,
			Other
			Post-retirement
	Pension Plans		Benefit Plans
	2008	2007	2008	2007

Net periodic benefit costs:
Service cost	$2.1	$2.2	$—	$—
Interest cost	8.7	8.3	0.2	0.2
Expected return on plan assets	(9.4)	(9.2)	—	—
Amortization of prior service cost	(0.1)	(0.1)	—	—
Amortization of actuarial loss	0.3	0.7	0.1	0.1

	1.6	1.9	0.3	0.3
Portion allocated to Revlon Holdings	—	(0.1)	—	—

	$1.6	1.8	$0.3	$0.3

The components of net periodic benefit cost for the pension and the other post-retirement benefit plans for the nine-month period ended September 30, 2008 and 2007, respectively, are as follows:

	Nine Months Ended September 30,
			Other
			Post-retirement
	Pension Plans		Benefit Plans
	2008	2007	2008	2007

Net periodic benefit costs:
Service cost	$6.3	$6.9	$—	$—
Interest cost	26.0	24.8	0.6	0.7
Expected return on plan assets	(28.1)	(27.6)	—	—
Amortization of prior service cost	(0.3)	(0.4)	—	—
Amortization of actuarial loss	1.0	2.1	0.2	0.2
Curtailment loss	—	0.1	—	—

	4.9	5.9	0.8	0.9
Portion allocated to Revlon Holdings	(0.1)	(0.3)	—	—

	$4.8	5.6	$0.8	$0.9

The Company currently expects to contribute approximately $12 million to its pension plans and approximately $1 million to its other post-retirement benefit plans in 2008. During the third quarter of 2008, $2.5 million and $0.3 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During the nine-month period ended September 30, 2008, $7.7 million and $0.8 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively.

Given the decline in the U.S. and global financial markets in 2008, the Company believes its pension assets have declined in value. Without a significant improvement in the financial markets through year-end 2008, the Company expects that such conditions could result in increased pension expense and cash contributions for the Company’s pension plans in 2009 and in future years.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Relevant aspects of these plans are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 5, 2008, certain portions of which were adjusted in the November 2008 Form 8-K.

(3)	Inventories

	September 30,	December 31,
	2008	2007

Raw materials and supplies	$63.8	$58.6
Work-in-process	19.3	17.4
Finished goods	97.2	89.7

	$180.3	$165.7

(4)	Discontinued Operations

In July 2008, the Company consummated the disposition of its non-core Bozzano business, a leading men’s hair care and shaving line of products, and certain other non-core brands, including Juvena and Aquamarine, which were sold by the Company only in the Brazilian market (the “Bozzano Sale Transaction”). The transaction was effected through the sale of the Company’s indirect Brazilian subsidiary, Ceil Comércio E Distribuidora Ltda. (“Ceil”), to Hypermarcas S.A., a Brazilian publicly-traded consumer products corporation. The purchase price was approximately $107 million, including approximately $3 million in cash on Ceil’s balance sheet on the closing date. Net proceeds, after the payment of taxes and transaction costs, are expected to be approximately $95 million.

In September 2008, Products Corporation used $63.0 million of the net proceeds from the Bozzano Sale Transaction to repay $63.0 million in aggregate principal amount of the $170 million MacAndrews & Forbes Senior Subordinated Term Loan, which matures on August 1, 2009.

During the third quarter of 2008, the Company recorded a one-time gain from the Bozzano Sale Transaction of $45.2 million, net of taxes of $10.4 million. Included in this gain calculation is a $37.3 million elimination of currency translation adjustments.

The consolidated balance sheets at September 30, 2008 and December 31, 2007, respectively, were updated to reflect the assets and liabilities of the Ceil subsidiary as a discontinued operation. The following table summarizes

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

the assets and liabilities of the discontinued operation, excluding intercompany balances eliminated in consolidation, at September 30, 2008 and December 31, 2007, respectively:

	September 30,	December 31,
	2008	2007

Assets:
Cash and cash equivalents	$—	$1.7
Trade receivables, less allowance for doubtful accounts of nil and $0.8 as of September 30, 2008 and December 31, 2007, respectively	—	6.5
Inventories	—	3.4
Prepaid expenses and other	0.8	5.0

Total current assets	0.8	16.6

Property, plant and equipment, net	—	1.0
Other assets	—	0.3
Goodwill, net	—	3.5

Total long-term assets	—	4.8

Total assets	$0.8	$21.4

Liabilities:
Short-term borrowings	$—	$0.4
Accounts payable	—	1.2
Accrued expenses and other	2.2	7.4

Total current liabilities	2.2	9.0

Other long-term liabilities	2.4	1.9

Total liabilities	$4.6	$10.9

The income statements for the third quarter of 2008 and 2007 and the nine-month period ended September 30, 2008 and 2007, respectively, were adjusted to reflect the Ceil subsidiary as a discontinued operation (which was previously reported in the Latin America region). The following table summarizes the results of the Ceil discontinued operations for each of the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	$2.1	$8.9	$20.6	$23.7
Operating (loss) income	(0.6)	0.9	0.1	1.5
(Loss) income before income taxes	(0.8)	2.2	0.1	2.4
Provision for income taxes	—	0.5	0.6	0.3
Net (loss) income	(0.8)	1.7	(0.5)	2.1

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(5)	Comprehensive Income (Loss)

The components of comprehensive income (loss) for the third quarter of 2008 and 2007 and nine-month period ended September 30, 2008 and 2007, respectively, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss)	$31.2	$(8.7)	$52.5	$(51.5)
Other comprehensive income (loss):
Adjustment for fair value of hedging derivative	(0.1)	(0.1)	1.4	0.1
Elimination of currency translation adjustments related to Bozzano Sale Transaction	37.3	—	37.3	—
Currency translation adjustment	(3.7)	(1.2)	(7.8)	(0.8)
Amortization under SFAS No. 158	0.3	0.7	0.8	1.5

Other comprehensive income (loss)	33.8	(0.6)	31.7	0.8

Total comprehensive income (loss)	$65.0	$(9.3)	$84.2	$(50.7)

(6)	Restructuring Costs and Other, Net

During the nine-month period ended September 30, 2008, the Company recorded income of $11.3 million to restructuring costs and other, net, primarily due to a gain of $6.8 million related to the sale of a facility in Mexico and a net gain of $5.9 million related to the sale of a non-core trademark. In addition, a $0.4 million reversal to restructuring costs was associated with the restructurings announced in 2006 (the “2006 Programs”), primarily due to the charges for employee severance and other employee-related termination costs being slightly lower than originally estimated. These were partially offset by a charge of $1.8 million for the 2008 Programs, of which $0.8 million related to a restructuring in Canada and $1.0 million related to the Company’s decision to close and sell its facility in Mexico. (See Note 2, “Restructuring Costs and Other, Net” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 5, 2008, certain portions of which were adjusted in the November 2008 Form 8-K.)

Details of the activities described above during the nine-month period ended September 30, 2008 are as follows:

	Balance				Balance
	as of				as of
	January 1,	Expenses,	Utilized, Net		September 30,
	2008	Net	Cash	Noncash	2008

Employee severance and other personnel benefits:
2006 Programs	$4.1	$(0.4)	$(3.3)	$—	$0.4
2007 Programs	0.6	—	(0.5)	—	0.1
2008 Programs	—	1.8	(0.7)	—	1.1

	4.7	1.4	(4.5)	—	1.6
Leases and equipment write-offs	0.2	—	(0.2)	—	—

Total restructuring accrual	4.9	1.4	$(4.7)	$—	$1.6

Gain on sale of Mexico facility		(6.8)
Gain on sale of non-core trademark		(5.9)

Total restructuring costs and other, net		$(11.3)

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(7)	Geographic Information

The Company manages its business on the basis of one reportable operating segment. As of September 30, 2008, the Company actively sold its products through wholly-owned subsidiaries established in 14 countries outside of the U.S. and through a large number of distributors and licensees elsewhere around the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold to consumers.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007

Geographic area:
Net sales:
United States	$189.4	57%	$190.9	58%	$583.0	58%	$588.4	59%
International	145.0	43%	139.9	42%	429.6	42%	405.4	41%

	$334.4		$330.8		$1,012.6		$993.8

	September 30, 2008		December 31, 2007

Long-lived assets:
United States	$316.7	80%	$332.3	80%
International	78.2	20%	81.0	20%

	$394.9		$413.3

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007

Classes of similar products:
Net sales:
Cosmetics, skin care and fragrances	$234.8	70%	$225.1	68%	$698.1	69%	$673.5	68%
Personal care	99.6	30%	105.7	32%	314.5	31%	320.3	32%

	$334.4		$330.8		$1,012.6		$993.8

(8)	Derivative Financial Instruments

The Company uses derivative financial instruments, primarily foreign currency forward exchange contracts (“FX Contracts”), to reduce the effects of fluctuations in foreign currency exchange rates and interest rate swap transactions intended to reduce the effects of floating interest rates.

Foreign Currency Forward Exchange Contracts

Products Corporation enters into FX Contracts primarily to hedge anticipated inventory purchases and certain intercompany payments denominated in foreign currencies. Such FX Contracts generally have maturities of less than one year. The Company does not apply hedge accounting treatment to FX Contracts. The Company records these FX Contracts in the consolidated balance sheet at fair value and changes in fair value are immediately recognized in earnings. Fair value is determined by using observable market transactions of spot and forward rates (i.e., Level 2 inputs).

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The notional amount of the FX Contracts outstanding at September 30, 2008 and December 31, 2007 was $31.8 million and $23.6 million, respectively. At September 30, 2008, the change in the fair value of Products Corporation’s unexpired FX Contracts was $1.3 million, which gain was recognized in earnings. Also at September 30, 2008, realized gains of $0.2 million from expired FX Contracts were recognized into earnings.

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

Products Corporation’s Interest Rate Swaps qualify for hedge accounting treatment under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and each has been designated as a cash flow hedge. Accordingly, the effective portion of the changes in the fair value of the Interest Rate Swaps are reported in other comprehensive income (loss). The ineffective portion of the changes in the fair value of the Interest Rate Swaps are recognized in current period earnings. Any unrecognized income (loss) accumulated in other comprehensive income (loss) related to the Interest Rate Swaps are recorded in the Statement of Operations, primarily in interest expense, when the underlying transactions hedged are realized. The fair value of Products Corporation’s 2008 Interest Rate Swap and 2007 Interest Rate Swap was $1.4 million and $(2.4) million, respectively, at September 30, 2008. Fair value is determined by using the applicable LIBOR index.

(9)	Long-term Debt

	September 30,	December 31,
	2008	2007

2006 Term Loan Facility due 2012(a)	$835.8	$840.0
2006 Revolving Credit Facility due 2012(a)	—	43.5
MacAndrews & Forbes Senior Subordinated Term Loan due 2009(b)(c)	107.0	—
8 5/8% Senior Subordinated Notes due 2008	—	167.4
9 1/2% Senior Notes due 2011, net of discounts	388.0	387.5
Other long-term debt	0.3	0.5

	1,331.1	1,438.9
Less current portion	(115.6)	(6.5)

	$1,215.5	$1,432.4

(a)	For detail regarding the 2006 Term Loan Facility and the 2006 Revolving Credit Facility (together, the “2006 Credit Facilities” and such agreements the “2006 Credit Agreements”), as well as for detail as to Products Corporation’s other debt instruments, see Note 8, “Long-Term Debt” to the Consolidated

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 5, 2008 (certain portions of which were adjusted in the November 2008 Form 8-K).

(b)	For detail regarding the MacAndrews & Forbes Senior Subordinated Term Loan, which matures on August 1, 2009, see Note 18, “Subsequent Events” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC March 5, 2008 (certain portions of which were adjusted in the November 2008 Form 8-K).

(c)	In September 2008, Products Corporation used $63.0 million of the net proceeds from the Bozzano Sale Transaction to repay $63.0 million of aggregate principal amount of the MacAndrews & Forbes Senior Subordinated Term Loan.

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

The Company’s products are sold worldwide and marketed under such brand names as Revlon, including the Revlon ColorStay, Revlon Super Lustrous and Revlon Age Defying franchises, as well as the Almay brand, including the Almay Intense i-Color and Almay Smart Shade franchises, in cosmetics; Revlon Colorsilk in women’s haircolor; Revlon in beauty tools; Charlie and Jean Naté in fragrances; Ultima II and Gatineau in skincare; and Mitchum in personal care products.

The Company’s principal customers include large mass volume retailers, chain drug stores and food stores (collectively, the “mass retail channel”) in the U.S., as well as certain department stores and other specialty stores, such as perfumeries, outside the U.S. The Company also sells beauty products to U.S. military exchanges and commissaries and has a licensing business pursuant to which the Company licenses certain of its key brand names to third parties for complementary beauty-related products and accessories.

The Company was founded by Charles Revson, who revolutionized the cosmetics industry by introducing nail enamels matched to lipsticks in fashion colors over 75 years ago. Today, the Company has leading positions in a number of its principal product categories in the U.S. mass retail channel, including color cosmetics (face, lip, eye, and nail categories), women’s hair color, beauty tools and anti-perspirants/deodorants. The Company also has leading positions in several product categories in certain foreign countries, including Australia, Canada and South Africa.

Overview of the Company’s Strategy

The Company’s business strategy includes:

•	Building and leveraging our strong brands: We are building and leveraging our brands, particularly the Revlon brand, across the categories in which we compete. In addition to Revlon and Almay brand color cosmetics, we are seeking to drive growth in other beauty care categories, including women’s hair color, beauty tools, and anti-perspirants/deodorants. We are implementing this strategy by developing and sustaining an innovative pipeline of new products and managing our product portfolio with the objective of profitable net sales growth over time. We intend to 1) fully utilize our creative, marketing and research and development capabilities; 2) reinforce clear, consistent brand positioning through effective, innovative

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

advertising and promotion; and 3) work with our retail customers to continue to increase the effectiveness of our in-store marketing, promotion and display walls across the categories in which we compete.

•	Improving the execution of our strategies and plans, and providing for continued improvement in our organizational capability through enabling and developing our employees. We are continuing to build our organizational capability primarily through a focus on recruitment and retention of skilled people, providing opportunities for professional development, as well as new and expanded responsibilities and roles for employees who have demonstrated capability and rewarding our employees for success.

•	Continuing to strengthen our international business. We are continuing to strengthen our international business through the following key strategies:

•	Focusing on the Revlon brand and our other strong national and multi-national brands in key countries;

•	Leveraging our Revlon, Almay and other brand marketing worldwide;

•	Adapting our product portfolio to local consumer preferences and trends;

•	Structuring the most effective business model in each country; and

•	Strategically allocating resources and controlling costs.

•	Improving our operating profit margins and cash flow. We are capitalizing on opportunities to improve our operating profit margins and cash flow over time, including reducing sales returns, costs of goods sold and general and administrative expenses and improving working capital management (in each case as a percentage of net sales), and we continue to focus on improving net sales growth.

•	Continuing to improve our capital structure. We intend to continue to take advantage of opportunities to reduce and refinance our debt.

The execution of this strategy includes certain actions during 2008 including (among others):

•	For the first half of 2009, the Company is introducing an extensive lineup of new, innovative Revlon and Almay color cosmetics products and Revlon beauty tools, which follows the extensive lineup of new products launched for 2008;

•	In September 2008, Products Corporation used $63.0 million of the net proceeds from the disposition of its non-core Bozzano business, a leading men’s hair care and shaving line of products, and certain other non-core brands, including Juvena and Aquamarine, which were sold by the Company only in the Brazilian market (the “Bozzano Sale Transaction”), to partially repay $63.0 million in aggregate principal amount of the MacAndrews & Forbes Senior Subordinated Term Loan. Following such partial repayment, there remained outstanding $107 million in aggregate principal amount under the MacAndrews & Forbes Senior Subordinated Term Loan;

•	Further enhancing our brand ambassador strategy, the Company has a lineup of accomplished and glamorous women that represent the Revlon brand, namely Academy-Award-winning actresses Jennifer Connelly (signed in the second quarter of 2008) and Halle Berry, actress Jessica Alba, actress Beau Garrett and supermodel and entrepreneur Elle Macpherson (signed in the first quarter of 2008). Actress Leslie Bibb (signed in the second quarter of 2008), model Elaine Irwin-Mellencamp and model Marina Theiss represent the Almay cosmetics brand worldwide. In addition, world-renowned makeup artist Gucci Westman (signed in the first quarter of 2008) serves as Revlon’s Global Artistic Director; and

•	In April 2008, Products Corporation entered into a $150 million two-year floating-to-fixed interest rate swap transaction related to indebtedness under its bank term loan, intended to reduce its exposure to interest rate volatility. Following the execution of this interest rate swap transaction and the $150 million

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

Overview of Net Sales and Earnings Results

Consolidated net sales in the third quarter of 2008 increased $3.6 million, or 1.1%, to $334.4 million, as compared with $330.8 million in the third quarter of 2007. Consolidated net sales for the nine-month period ended September 30, 2008 increased $18.8 million, or 1.9%, to $1,012.6 million, as compared with $993.8 million for the nine-month period ended September 30, 2007. Foreign currency fluctuations did not have a significant impact on consolidated net sales in the third quarter of 2008. Excluding the favorable impact of foreign currency fluctuations, consolidated net sales for the nine-month period ended September 30, 2008 increased by $3.9 million, or 0.4%, compared to the nine-month period ended September 30, 2007.

In the United States, net sales for the third quarter of 2008 decreased slightly by $1.5 million, or 0.8%, to $189.4 million, from $190.9 million in the third quarter of 2007. In the nine-month period ended September 30, 2008, U.S. net sales decreased slightly by $5.4 million, or 0.9%, to $583.0 million, from $588.4 million in the nine-month period ended September 30, 2007. The primary drivers of the change in third quarter 2008 net sales results were lower shipments of fragrances and Revlon Colorist haircolor (which was launched in 2007) and higher returns and allowances of Almay color cosmetics, partially offset by higher shipments of Revlon color cosmetics, largely due to 2008 new product launches, including shipments of the Company’s more extensive second half 2008 new product lineup. The U.S. net sales results for the nine-month period ended September 30, 2008 was primarily due to lower shipments of Revlon Colorist haircolor and fragrances, as well as higher returns and allowances of Almay color cosmetics, partially offset by higher shipments of Revlon color cosmetics.

In the Company’s international operations, net sales for the third quarter of 2008 increased $5.1 million, or 3.6%, to $145.0 million, from $139.9 million in the third quarter of 2007. In the nine-month period ended September 30, 2008, net sales increased $24.2 million, or 6.0%, to $429.6 million, from $405.4 million in the nine-month period ended September 30, 2007. Excluding the favorable impact of foreign currency fluctuations, international net sales increased by $5.0 million and $9.3 million, or 3.6% and 2.3% in the third quarter of 2008 and the nine-month period ended September 30, 2008, respectively, primarily reflecting higher shipments of Revlon color cosmetics products launched in 2008, partially offset by a decline in shipments of fragrances. The Company’s Asia Pacific region experienced net sales growth in the third quarter of 2008, which was partially offset by a decline in net sales in the Europe and Latin America regions in the third quarter of 2008 as compared to the third quarter of 2007. Both the Asia Pacific and Latin America regions experienced net sales growth in the nine-month period ended September 30, 2008, as compared to the nine-month period ended September 30, 2007, partially offset by a decline in the Europe region.

Consolidated net income for the third quarter of 2008 increased by $39.9 million to $31.2 million, as compared with a net loss of $8.7 million in the third quarter of 2007. In the nine-month period ended September 30, 2008, consolidated net income increased by $104.0 million to $52.5 million, as compared with a net loss of $51.5 million in the nine-month period ended September 30, 2007. The improvement in consolidated net income in the third quarter of 2008 was primarily due to:

•	increased net sales of Revlon color cosmetics, largely due to 2008 new product launches, including the initial shipments of the Company’s more extensive second half 2008 new product lineup;

•	a one-time gain from the Bozzano Sale Transaction of $45.2 million;

•	lower interest expense of $5.3 million due to the impact of lower weighted average borrowing rates and lower average debt;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

•	lower selling, general and administrative expenses (“SG&A”) of $3.5 million. The third quarter of 2007 included costs associated with the launches of certain new products, which did not reoccur in the third quarter of 2008;

•	$5.5 million of higher foreign currency losses compared to the third quarter of 2007; and

•	a $1.8 million increase in income taxes for the third quarter 2008, as compared to the third quarter of 2007.

The improvement in consolidated net income in the nine-month period ended September 30, 2008 was primarily due to:

•	increased net sales of Revlon color cosmetics during the nine-month period ended September 30, 2008, largely due to 2008 new product launches;

•	a one-time gain from the Bozzano Sale Transaction of $45.2 million;

•	lower SG&A of $33.9 million. The nine months ended September 2007 included costs associated with the launches of certain new products, which did not reoccur in the nine months ended September 2008;

•	lower interest expense of $9.5 million due to the impact of lower weighted average borrowing rates and lower average debt;

•	a $5.9 million gain from the sale of a non-core trademark during the first quarter of 2008;

•	a $4.0 million gain related to the sale of the Mexico facility (which is comprised of a $6.8 million gain on the sale, partially offset by related restructuring charges of $1.0 million, $1.0 million of SG&A and cost of sales and $0.8 million of taxes);

•	a $15.4 million increase in income taxes for the nine-month period ended September 30, 2008, as compared to the nine-month period ended September 30, 2007; and

•	$0.5 million of lower foreign currency gains compared to the nine-month period ended September 30, 2007.

Overview of ACNielsen-measured U.S. Mass Retail Dollar Share

In terms of U.S. mass retail dollar share performance, the U.S. color cosmetics category grew 3.4% in the third quarter of 2008, as compared to the third quarter of 2007, and grew 3.8% in the first nine months of 2008 versus the nine-month period ended September 30, 2007. U.S. mass retail dollar share for the Revlon and Almay color cosmetics brands, and for the Company’s Revlon ColorSilk hair color, Mitchum anti-perspirant/deodorant and Revlon beauty tools for the third quarter of 2008 and the nine-month period ended September 30, 2008, in each case compared to the respective year-ago periods, are summarized in the table below:

	$ Share %
	Three Months Ended			Nine Months Ended
	September 30,		Point	September 30,		Point
	2008	2007	Change	2008	2007	Change

Revlon Brand Color Cosmetics	13.4%	13.0%	0.4	12.9%	13.1%	(0.2)
Almay Brand Color Cosmetics	5.7	5.9	(0.2)	5.8	6.1	(0.3)
Revlon ColorSilk Hair Color	8.2	8.5	(0.3)	8.1	7.6	0.5
Mitchum Anti-perspirant/Deodorant	5.1	5.4	(0.3)	5.1	5.6	(0.5)
Revlon Beauty Tools	19.1	23.7	(4.6)	19.1	24.3	(5.2)

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

All U.S. mass retail dollar share and related data for the Company’s brands are based upon dollar retail sales in the U.S. mass retail channel, which are derived from ACNielsen data. ACNielsen measures retail sales volume of products sold by retailers in the U.S. mass retail channel. Such data represent ACNielsen’s estimates based upon samples of retail share data gathered by ACNielsen and are therefore subject to some degree of variance and may contain slight rounding differences. ACNielsen’s data does not reflect sales volume from Wal-Mart, Inc., which is the Company’s largest customer, representing approximately 24% of the Company’s full year 2007 worldwide net sales, or sales volume from regional mass volume retailers, prestige, department stores, television shopping, door-to-door, specialty stores, internet, perfumeries or other distribution outlets, all of which are channels for cosmetics sales. From time to time, ACNielsen adjusts its methodology for data collection and reporting, which may result in adjustments to the categories and share data tracked by ACNielsen for both current and prior periods.

Revlon Brand Color Cosmetics

The Revlon brand increased its U.S. mass retail dollar share by 0.4 percentage points to 13.4% for the third quarter of 2008, compared to the third quarter of 2007 and increased its U.S. mass retail dollar share each month within the quarter compared to the year-ago periods. The Revlon brand has continued to maintain an approximate 13% dollar share since the fourth quarter of 2006.

In the third quarter of 2008, Revlon’s U.S. mass retail dollar share benefited from successful new product introductions. The Revlon brand continued its recent strength in the face segment, with quarterly U.S. mass retail dollar volume of Revlon-branded products up 23.5% from the year-ago period, driven largely by Revlon ColorStay Mineral foundation and Revlon Custom Creations foundation, both introduced in the first half of 2008. In addition, the Revlon brand’s U.S. mass retail dollar share in the face segment benefited from the second half 2008 launch of Revlon Beyond Natural makeup.

Almay Brand Color Cosmetics

In the third quarter of 2008, the Almay brand continued to maintain an approximate 6% U.S. mass retail dollar share, in line with its quarterly performance since the fourth quarter of 2006. The Almay brand’s positive performance in the eye category was driven primarily by the Almay Intense i-Color collection and the Almay Bright Eyes collection, which were launched in the first half of 2008 and second half of 2008, respectively.

Revlon ColorSilk Hair Color

The women’s hair color category declined by 1.2% in the third quarter of 2008, compared to the third quarter of 2007. In the third quarter of 2008, Revlon ColorSilk continued to maintain an approximate 8% dollar share, in line with its quarterly performance since the second quarter of 2007.

Mitchum Anti-perspirant / Deodorant

The anti-perspirants/deodorants category grew by 2.3% in the third quarter of 2008, compared to the third quarter of 2007. In the third quarter of 2008, Mitchum continued to maintain an approximate 5% dollar share, in line with its quarterly performance since the fourth quarter of 2006.

Revlon Beauty Tools

While U.S. mass retail dollar share declined in the third quarter 2008 compared to the third quarter of 2007, due to the overall growth in the category, the dollar volume of Revlon beauty tools grew approximately 1.8% in the third quarter of 2008, compared to the third quarter of 2007.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Overview of Financing Activities

In January 2008, Products Corporation entered into the $170 million MacAndrews & Forbes Senior Subordinated Term Loan Agreement. On February 1, 2008, Products Corporation used the proceeds of such loan to repay in full the $167.4 million remaining aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes, which matured on February 1, 2008, and to pay $2.55 million of related fees and expenses. In connection with such repayment, Products Corporation also used cash on hand to pay $7.2 million of accrued and unpaid interest due on the 8 5/8% Senior Subordinated Notes.

In September 2008, Products Corporation used $63.0 million of the net proceeds from the Bozzano Sale Transaction to repay $63.0 million of aggregate principal amount of the MacAndrews & Forbes Senior Subordinated Term Loan. Following such partial repayment, there remained outstanding $107 million in aggregate principal amount under the MacAndrews & Forbes Senior Subordinated Term Loan.

Results of Operations

In the tables, numbers in parenthesis ( ) denote unfavorable variances.

Net sales:

Consolidated net sales in the third quarter of 2008 increased $3.6 million, or 1.1%, to $334.4 million, as compared with $330.8 million in the third quarter of 2007. Net sales for the nine-month period ended September 30, 2008 increased $18.8 million, or 1.9%, to $1,012.6 million, as compared with $993.8 million for the nine-month period ended September 30, 2007. Foreign currency fluctuations did not have a significant impact on consolidated net sales in the third quarter of 2008. Excluding the favorable impact of foreign currency fluctuations, consolidated net sales for the nine-month period ended September 30, 2008 increased by $3.9 million, or 0.4%, compared to the nine-month period ended September 30, 2007.

	Three Months Ended
	September 30,		Change		XFX Change(1)
	2008	2007	$	%	$	%

United States	$189.4	$190.9	$(1.5)	(0.8)%	$(1.5)	(0.8)%
Asia Pacific	70.4	63.5	6.9	10.9	7.2	11.3
Europe	49.8	51.1	(1.3)	(2.5)	(1.3)	(2.5)
Latin America	24.8	25.3	(0.5)	(2.0)	(0.9)	(3.5)

Total International	$145.0	$139.9	$5.1	3.6%	$5.0	3.6%

	$334.4	$330.8	$3.6	1.1%	$3.5	1.1%

	Nine Months Ended
	September 30,		Change		XFX Change(1)
	2008	2007	$	%	$	%

United States	$583.0	$588.4	$(5.4)	(0.9)%	$(5.4)	(0.9)%
Asia Pacific	201.1	183.6	17.5	9.5	12.3	6.7
Europe	156.1	151.6	4.5	3.0	(4.3)	(2.8)
Latin America	72.4	70.2	2.2	3.1	1.3	1.9

Total International	$429.6	$405.4	$24.2	6.0%	$9.3	2.3%

	$1,012.6	$993.8	$18.8	1.9%	$3.9	0.4%

(1)	XFX excludes the impact of foreign currency fluctuations.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

United States

Third quarter results

In the United States, net sales decreased slightly in the third quarter of 2008, primarily due to lower shipments of fragrances and Revlon Colorist haircolor (which was launched in 2007) and higher returns and allowances of Almay color cosmetics, partially offset by higher shipments of Revlon color cosmetics, largely due to 2008 new product launches, including shipments of the Company’s more extensive second half 2008 new product lineup.

Year-to-date results

In the United States, the slight decrease in net sales for the nine-month period ended September 30, 2008 was primarily due to lower shipments of Revlon Colorist haircolor and fragrances, as well as higher returns and allowances of Almay color cosmetics, partially offset by higher shipments of Revlon color cosmetics.

International

In the Company’s international operations, foreign currency fluctuations did not have a significant impact on net sales in the third quarter of 2008. Foreign currency fluctuations favorably impacted net sales in the nine-month period ended September 30, 2008 by $14.9 million. Excluding the impact of foreign currency fluctuations, international net sales increased by $5.0 million and $9.3 million, or 3.6% and 2.3% in the third quarter of 2008 and the nine-month period ended September 30, 2008, respectively, primarily reflecting higher shipments of Revlon color cosmetics products launched in 2008, partially offset by a decline in shipments of fragrances. The Company’s Asia Pacific region experienced net sales growth, which was partially offset by a decline in net sales in the Europe and Latin America regions in the third quarter of 2008 as compared to the third quarter of 2007. Both the Asia Pacific and Latin America regions experienced net sales growth in the nine-month period ended September 30, 2008 as compared to the nine-month period ended September 30, 2007, partially offset by a decline in net sales in the Europe region.

Third quarter results by region

In Asia Pacific, which is comprised of Asia Pacific and Africa, increased net sales, excluding the favorable impact of foreign currency fluctuations, were driven primarily by higher shipments of Revlon color cosmetics in Australia, South Africa, China, Japan and in certain distributor markets (which together contributed approximately 10.7 percentage points to the increase in the region’s net sales in the third quarter of 2008, as compared with the third quarter of 2007).

In Europe, which is comprised of Europe, Canada and the Middle East, decreased net sales, excluding the favorable impact of foreign currency fluctuations, were driven primarily by lower shipments of fragrances and color cosmetics in the U.K., lower shipments of fragrances in Italy and certain distributor markets and lower shipments of skincare products in France (which together contributed approximately 4.4 percentage points to the region’s decrease in net sales in the third quarter of 2008, as compared with the third quarter of 2007), partially offset by higher shipments of Revlon color cosmetics in Canada (which offset by approximately 2.0 percentage points the decrease in the region’s net sales in the third quarter of 2008, as compared with the third quarter of 2007). In the third quarter of 2007, net sales of color cosmetics in the U.K. were positively impacted by close-out sales of Vital Radiance.

In Latin America, which is comprised of Mexico, Central America and South America, decreased net sales, excluding the favorable impact of foreign currency fluctuations, were driven primarily by lower shipments of beauty care products and color cosmetics in Mexico and certain distributor markets (which together contributed approximately 11.2 percentage points to the Latin America region’s decrease in net sales in the third quarter of

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

2008, as compared with the third quarter of 2007). This decrease was partially offset by higher net sales in Venezuela (which offset by approximately 7.5 percentage points the decrease in the region’s net sales in the third quarter of 2008, as compared with the third quarter of 2007).

Year-to-date results by region

In Asia Pacific, increased net sales, excluding the favorable impact of foreign currency fluctuations, were driven primarily by higher shipments of Revlon color cosmetics throughout the region, higher shipments of fragrances and beauty care products in South Africa and higher shipments of beauty care products in the duty-free businesses (which together contributed approximately 6.1 percentage points to the increase in the region’s net sales in the nine-month period ended September 30, 2008, as compared with the nine-month period ended September 30, 2007).

In Europe, decreased net sales, excluding the favorable impact of foreign currency fluctuations, were driven primarily by lower shipments of color cosmetics and fragrances in the U.K., Italy and certain distributor markets (which together contributed approximately 6.4 percentage points to the decrease in the region’s net sales in the nine-month period ended September 30, 2008, as compared with the nine-month period ended September 30, 2007), partially offset by higher shipments of Revlon and Almay color cosmetics in Canada (which offset by approximately 3.7 percentage points the decrease in the region’s net sales in the nine-month period ended September 30, 2008, as compared with the nine-month period ended September 30, 2007). In the nine-month period ended September 30, 2007, net sales of color cosmetics in the U.K. were positively impacted by retail space gains related to the Revlon brand, sales of Almay color cosmetics (Almay was discontinued in the U.K. in the third quarter of 2007) and close-out sales of Vital Radiance.

In Latin America, increased net sales, excluding the favorable impact of foreign currency fluctuations, were driven primarily by higher net sales in Venezuela and Argentina (which together contributed approximately 9.1 percentage points to the increase in the region’s net sales in the nine-month period ended September 30, 2008, as compared with the nine-month period ended September 30, 2007). This increase was partially offset by lower shipments of beauty care products in Mexico and lower shipments of fragrances in certain distributor markets (which offset by approximately 6.5 percentage points the Latin America region’s increase in net sales in the nine-month period ended September 30, 2008, as compared with the year-ago period).

Gross profit:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change

Gross profit	$207.6	$211.1	$(3.5)	$648.2	$627.9	$20.3
Percentage of net sales	62.1%	63.8%	(1.7)%	64.0%	63.2%	0.8%

The decrease in gross profit as a percentage of net sales for the third quarter of 2008, compared to the third quarter of 2007, was primarily due to:

•	higher allowances on color cosmetics, which reduced gross profit as a percentage of net sales by 1.9 percentage points;

•	higher charges for estimated excess inventory, which reduced gross profit as a percentage of net sales by 1.2 percentage points;

•	favorable changes in sales mix, which increased gross profit as a percentage of net sales by 1.4 percentage points; and

•	favorable manufacturing efficiencies, which increased gross profit as a percentage of net sales by 0.6 percentage points.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

The increase in gross profit as a percentage of net sales for the nine months ending September 2008, compared to the nine months ending September 2007, was primarily due to favorable changes in sales mix, which increased gross profit as a percentage of net sales by 0.8 percentage points.

SG&A expenses:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change

SG&A expenses	$185.6	$189.1	$3.5	$542.7	$576.6	$33.9

The decrease in SG&A expenses for the third quarter of 2008, as compared to the third quarter of 2007, was driven primarily by:

•	$10.8 million of lower costs primarily associated with the launches of certain new products in the third quarter of 2007, which did not reoccur in the third quarter of 2008; and

•	$6.4 million of higher general and administrative expenses, which were primarily due to an increase in the accrual for incentive compensation.

The decrease in SG&A expenses for the nine-month period ended September 30, 2008, as compared to the nine-month period ended September 30, 2007, was driven primarily by:

•	$44.4 million of lower costs primarily associated with the launches of certain new products in the nine months ended September 30, 2007, which did not reoccur in the nine months ended September 30, 2008;

•	$8.0 million of lower permanent display amortization expenses;

•	$11.9 million of higher general and administrative expenses, which was primarily due to an increase in the accrual for incentive compensation, as well as an unfavorable impact of foreign currency fluctuations of $3.6 million; and

•	the absence in the 2008 period of a $4.4 million benefit in the first nine months of 2007 related to the reversal of a deferred rental liability upon exiting a portion of the Company’s New York City headquarters leased space in the first nine months of 2007.

Restructuring costs and other, net:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change

Restructuring costs and other, net	$0.3	$0.5	$0.2	$(11.3)	$6.9	$18.2

During the third quarter of 2008, the Company recorded expense of $0.3 million to restructuring costs and other, net, primarily due to restructuring costs related to the Company’s decision to close and sell its facility in Mexico.

During the nine-month period ended September 30, 2008, the Company recorded income of $11.3 million included in restructuring costs and other, net, primarily due to a gain of $6.8 million related to the sale of its facility in Mexico and a net gain of $5.9 million related to the sale of a non-core trademark. In addition, a $0.4 million favorable adjustment was recorded to restructuring costs associated with the 2006 Programs, primarily due to the charges for severance and other employee-related termination costs being slightly lower than originally estimated. These were partially offset by a charge of $1.8 million for the 2008 Programs, of which $0.8 million related to a restructuring in Canada and $1.0 million related to the Company’s decision to close and sell its facility in Mexico.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

During the third quarter and nine-month period ended September 30, 2007, the Company recorded charges of $0.5 million and $6.9 million, respectively, in restructuring for vacating leased space, employee severance and employee-related termination costs related to the 2007 Programs and the 2006 Programs.

For a further discussion of the 2006 Programs and 2007 Programs, see Note 2, “Restructuring Costs and Other, Net” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 5, 2008, certain portions of which were adjusted in the Form 8-K filed by the Company with the SEC on November 5, 2008 (the “November 2008 Form 8-K”) to reflect the reclassification of a discontinued operation as a result of the Bozzano Sale Transaction and also retroactively restated to reflect the impact of Revlon, Inc.’s 1-for-10 reverse stock split.

Other expenses:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change

Interest expense	$29.1	$34.4	$5.3	$91.9	$101.4	$9.5

The decrease in interest expense for the third quarter and nine-month period ended September 30, 2008, respectively, as compared to the comparable periods in 2007, was primarily due to lower weighted average borrowing rates and lower average debt.

Provision for income taxes:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change

Provision for income taxes	$2.3	$0.6	$(1.7)	$16.7	$1.3	$(15.4)

The tax provision for the third quarter of 2007 benefited from the adjustment of a valuation allowance of $4.1 million. The tax provision for the nine-month period ended September 30, 2007 benefited from the aforementioned valuation allowance adjustment and from a $5.9 million reduction to the Company’s tax liabilities to reflect favorable regulatory developments which resulted in the resolution of various international tax matters. The increase in the tax provision for the third quarter and nine-month period ended September 30, 2008, as compared to the comparable 2007 periods, was attributable to the aforementioned benefits in the 2007 period, as well as higher taxable income in certain jurisdictions outside the U.S. in the third quarter and nine-month period ended September 30, 2008.

Financial Condition, Liquidity and Capital Resources

Net cash provided by (used in) operating activities of continuing operations in the nine-month period ended September 30, 2008 was $43.9 million, as compared to $(49.8) million in the nine-month period ended September 30, 2007. This improvement in cash was primarily due to higher net income, the gain on the sale of a non-core trademark and certain other assets and lower permanent display spending, partially offset by changes in net working capital. Net cash (used in) provided by operating activities of discontinued operations in the nine-month period ended September 30, 2008 was $(9.6) million, as compared to $2.2 million in the nine-month period ended September 30, 2007.

Net cash provided by (used in) investing activities of continuing operations was $102.6 million and $(12.3) million for the nine-month periods ended September 30, 2008 and 2007, respectively. Net cash provided

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

by investing activities for the nine-month period ended September 30, 2008 included approximately $107.6 million in proceeds from the Bozzano Sale Transaction (See Note 4, “Discontinued Operations”) and $10.1 million in proceeds from the sale of a non-core trademark and certain other assets (which included net proceeds as a result of the sale of the Mexico facility), offset by cash used for capital expenditures. Net cash used in investing activities in the nine-month period ended September 30, 2007 was used for capital expenditures. Net cash used in investing activities of discontinued operations in the nine-month period ended September 30, 2008 was nil, as compared to $(0.2) million in the nine-month period ended September 30, 2007.

Net cash (used in) provided by financing activities of continuing operations was $(113.3) million and $58.4 million for the nine-month periods ended September 30, 2008 and 2007, respectively. Net cash used in financing activities for the nine-month period ended September 30, 2008 included the full repayment on February 1, 2008 of the $167.4 million remaining aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes, which matured on February 1, 2008, and repayments under the 2006 Revolving Credit Facility, offset by proceeds of $170 million from the MacAndrews & Forbes Senior Subordinated Term Loan Agreement, which Products Corporation used to repay in full such 8 5/8% Senior Subordinated Notes on their February 1, 2008 maturity date, and to pay $2.55 million of related fees and expenses. In addition, net cash used in financing activities in the 2008 period included $45.7 million of net repayments under Products Corporation’s 2006 Revolving Credit Facility. In addition, in September 2008, the Company used $63.0 million of the net proceeds from the Bozzano Sale Transaction to repay $63.0 million in aggregate principal amount of the MacAndrews & Forbes Senior Subordinated Term Loan. Net cash used in financing activities of discontinued operations in the nine-month period ended September 30, 2008 was $(0.4) million, as compared to $(4.5) million in the nine-month period ended September 30, 2007.

Net cash provided by financing activities for the nine-month period ended September 30, 2007 included net proceeds of $98.9 million from the issuance of Class A Common Stock as a result of the closing of the $100 million rights offering in January 2007. Revlon, Inc.’s proceeds from the $100 million rights offering were promptly transferred to Products Corporation, which it used in February 2007 to redeem $50.0 million aggregate principal amount of its 8 5/8% Senior Subordinated Notes at an aggregate redemption price of $50.3 million, including $0.3 million of accrued and unpaid interest up to, but not including, the redemption date. The remainder of such proceeds was used to repay approximately $43.3 million of indebtedness outstanding under Products Corporation’s 2006 Revolving Credit Facility, without any permanent reduction of that commitment, after incurring fees and expenses of approximately $1.1 million incurred in connection with the $100 million rights offering, with approximately $5 million of the remaining proceeds being available at that time for general corporate purposes. (For details on the $100 million rights offering, see Note 8, “Long Term Debt” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 5, 2008, certain portions of which were adjusted in the November 2008 Form 8-K).

At September 30, 2008, the Company had a liquidity position of $201.3 million, consisting of cash and cash equivalents (net of any outstanding checks) of $61.7 million, as well as $139.6 million in available borrowings under the 2006 Revolving Credit Facility.

2006 Credit Agreements

In December 2006, Products Corporation replaced the $800 million term loan facility under its 2004 credit agreement with the new 5-year, $840 million 2006 Term Loan Facility pursuant to the 2006 Term Loan Agreement dated as of December 20, 2006, among Products Corporation, as borrower, the lenders party thereto, Citicorp USA, Inc., as administrative agent and collateral agent, Citigroup Global Markets Inc., as sole lead arranger and sole bookrunner, and JPMorgan Chase Bank, N.A., as syndication agent. As part of this bank refinancing, Products Corporation also amended and restated its 2004 multi-currency revolving credit facility by entering into the $160 million 2006 Revolving Credit Agreement. The 2006 Credit Facilities mature on January 15, 2012. At

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

September 30, 2008, the effective weighted average interest rate for borrowings under the 2006 Term Loan Facility was 7.0%. (For further details regarding the 2006 Credit Agreements, as well as for details as to Products Corporation’s other debt instruments, see Note 8, “Long-Term Debt” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 5, 2008, (certain portions of which were adjusted in the November 2008 Form 8-K). The 2006 Term Loan Facility’s maximum senior secured leverage ratio covenant steps down to 5.0 to 1.0 beginning December 31, 2008 (the maximum ratio was 5.5 to 1.0 through September 30, 2008).

Products Corporation was in compliance with all applicable covenants under the 2006 Credit Agreements as of September 30, 2008. At September 30, 2008, the 2006 Term Loan Facility was fully drawn and availability under the $160.0 million 2006 Revolving Credit Facility, based upon the calculated borrowing base less $13.8 million of outstanding letters of credit and nil then drawn on the 2006 Revolving Credit Facility, was $139.6 million.

MacAndrews & Forbes Senior Subordinated Term Loan Agreement

In January 2008, Products Corporation entered into the $170 million MacAndrews & Forbes Senior Subordinated Term Loan Agreement. On February 1, 2008, Products Corporation used the proceeds of such loan to repay in full the $167.4 million remaining aggregate principal amount of its 8 5/8% Senior Subordinated Notes, which matured on February 1, 2008, and to pay $2.55 million of related fees and expenses. In connection with such repayment, Products Corporation also used cash on hand to pay $7.2 million of accrued and unpaid interest due on the 8 5/8% Senior Subordinated Notes up to, but not including, the February 1, 2008 maturity date. (For details regarding the MacAndrews & Forbes Senior Subordinated Term Loan, see Note 18, “Subsequent Events” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 5, 2008 (certain portions of which were adjusted in the November 2008 Form 8-K)). In September 2008, Products Corporation used $63.0 million of the net proceeds from the Bozzano Sale Transaction to partially repay $63.0 million of aggregate principal amount of the MacAndrews & Forbes Senior Subordinated Term Loan. Following such partial repayment, there remained outstanding $107 million in aggregate principal amount under the MacAndrews & Forbes Senior Subordinated Term Loan.

Sources and Uses

The Company’s principal sources of funds are expected to be operating revenues, cash on hand and funds available for borrowing under the 2006 Revolving Credit Facility and other permitted lines of credit. The 2006 Credit Agreements, the MacAndrews & Forbes Senior Subordinated Term Loan Agreement and the indenture governing Products Corporation’s 9 1/2% Senior Notes contain certain provisions that by their terms limit Products Corporation’s and its subsidiaries’ ability to, among other things, incur additional debt.

The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs (including, without limitation, the Company’s 2006 Programs, the 2007 Programs and the 2008 Programs), severance not otherwise included in the Company’s restructuring programs, debt service payments and costs and regularly scheduled pension and post-retirement benefit plan contributions. The Company’s cash contributions to its pension and post-retirement benefit plans in the nine-month period ended September 30, 2008 were $8.5 million. The Company expects cash contributions to its pension and post-retirement benefit plans to be approximately $13 million in the aggregate in the full year 2008. The Company’s purchase of permanent wall displays and capital expenditures in the nine-month period ended September 30, 2008 were $36.4 million and $15.1 million, respectively. The Company expects purchases of permanent wall displays and capital expenditures in the full year 2008 to be approximately $50 million and $20 million, respectively, inclusive of amounts expended in the nine-month period ended September 30, 2008. See “Restructuring Costs and Other, Net” above in this

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Form 10-Q for discussion of the Company’s expected uses of funds in connection with its various restructuring programs.

The Company has undertaken, and continues to assess, refine and implement, a number of programs to efficiently manage its cash and working capital including, among other things, programs to carefully manage inventory levels, centralized purchasing to secure discounts and efficiencies in procurement, and providing additional discounts to its U.S. customers for more timely payment of receivables and careful management of accounts payable and targeted controls on general and administrative spending.

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

The Company expects that operating revenues, cash on hand and funds available for borrowing under the 2006 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2008, including cash requirements in connection with the payment of operating expenses, including expenses in connection with the execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs (including, without limitation, the Company’s 2006 Programs, the 2007 Programs and the 2008 Programs), severance not otherwise included in the Company’s restructuring programs, debt service payments and costs and regularly scheduled pension and post-retirement plan contributions. The Company believes that given the decline in the U.S. and global financial markets in 2008, its return on pension plan assets for 2008 may be less than its expected rate of return used to measure pension expense for the year ending 2008, and could result in a lower fair market value of plan assets at December 31, 2008 and an increase in the discount rate used to value the year-end 2008 pension benefit obligations (which would partially mitigate the effects, if any, of lower returns on plan assets). While these conditions have not had a significant impact on the Company’s financial position, results of operations or liquidity during the first nine months of 2008, overall, without a significant improvement in the financial markets through year-end 2008, the Company expects that such conditions could result in increased pension expense and cash contributions for the Company’s pension plans in 2009 and in future years than otherwise would have been expected.

However, there can be no assurance that such funds will be sufficient to meet the Company’s cash requirements on a consolidated basis. If the Company’s anticipated level of revenue growth is not achieved because of, for example, decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel, adverse changes in currency, decreased sales of the Company’s products as a result of increased competitive activities from the Company’s competitors, changes in consumer purchasing habits, including with respect to shopping channels, retailer inventory management, retailer space reconfigurations or reductions in retailer display space, less than anticipated results from the Company’s existing or new products or from its advertising and/or marketing plans, or if the Company’s expenses, including, without limitation, for advertising and promotions or for returns related to any reduction of retail space, product discontinuance or otherwise, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet the Company’s cash requirements.

In the event of a decrease in demand for the Company’s products, reduced sales, lack of increases in demand and sales, changes in consumer purchasing habits, including with respect to shopping channels, retailer inventory management, retailer space reconfigurations or reductions in retailer display space, product discontinuances and/or advertising and promotion expenses or returns expenses exceeding its expectations or less than anticipated results

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

from the Company’s existing or new products or from its advertising and/or marketing plans, any such development, if significant, could reduce Products Corporation’s revenues and could adversely affect Products Corporation’s ability to comply with certain financial covenants under the 2006 Credit Agreements and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending. (See also Item 1A. “Risk Factors” in Revlon, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 5, 2008 for further discussion of risks associated with the Company’s business).

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

There can be no assurance that the Company would be able to take any of the actions referred to above because of a variety of commercial or market factors or constraints in Products Corporation’s debt instruments, including, without limitation, market conditions being unfavorable for an equity or debt issuance, additional capital contributions and/or loans not being available from affiliates and/or third parties, or that the transactions may not be permitted under the terms of Products Corporation’s various debt instruments then in effect, because of restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable the Company to satisfy its cash requirements or enable Products Corporation to comply with its debt covenants if the actions do not generate a sufficient amount of additional capital. (See also Item 1A. “Risk Factors” in Revlon, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 for further discussion of risks associated with the Company’s business).

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

As a result of dealing with suppliers and vendors in a number of foreign countries, Products Corporation enters into foreign currency forward exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. There were foreign currency forward exchange contracts with a notional amount

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

of $31.8 million outstanding at September 30, 2008. The fair value of foreign currency forward exchange contracts outstanding at September 30, 2008 was $1.0 million.

Interest Rate Swap Transactions

In September 2007 and April 2008, Products Corporation executed two floating-to-fixed interest rate swap transactions (the “2007 Interest Rate Swap” and the “2008 Interest Rate Swap” and together the “Interest Rate Swaps”) each with a notional amount of $150.0 million over a period of two years relating to indebtedness under Products Corporation’s 2006 Term Loan Facility. The Company designated the Interest Rate Swaps as cash flow hedges of the variable interest rate payments on Products Corporation’s 2006 Term Loan Facility. Under the terms of the 2007 Interest Rate Swap and the 2008 Interest Rate Swap, Products Corporation is required to pay to the counterparty a quarterly fixed interest rate of 4.692% and 2.66%, respectively, on the $150.0 million notional amounts which commenced in December 2007 and July 2008, respectively, while receiving a variable interest rate payment from the counterparty equal to three-month U.S. dollar LIBOR (which effectively fixed the interest rate on such notional amounts at 8.692% and 6.66%, respectively, for the 2-year term of each swap). While the Company is exposed to credit loss in the event of the counterparty’s non-performance, if any, the Company’s exposure is limited to the net amount that Products Corporation would have received over the remaining balance of each Interest Rate Swap’s two-year term. The Company does not anticipate any non-performance and, furthermore, even in the case of any non-performance by the counterparty, the Company expects that any such loss would not be material. The fair value of Products Corporation’s 2007 Interest Rate Swap and 2008 Interest Rate Swap was $(2.4) million and $1.4 million, respectively, at September 30, 2008.

Disclosures about Contractual Obligations and Commercial Commitments

As of September 30, 2008, there had been no material changes to the Company’s total contractual cash obligations, as set forth in the contractual obligations and commercial commitments table included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (certain portions of which were adjusted in the November 2008 Form 8-K), with the exception of the complete repayment Products Corporation’s 8 5/8% Senior Subordinated Notes on their February 1, 2008 maturity date using the proceeds of the $170 million MacAndrews & Forbes Senior Subordinated Term Loan due August 9, 2009, and the September 2008 repayment of $63.0 million in aggregate principal amount of the MacAndrews & Forbes Senior Subordinated Term Loan with $63.0 million of the net proceeds of the Bozzano Sale Transaction. Following such partial repayment, there remained outstanding $107 million in aggregate principal amount under the MacAndrews & Forbes Senior Subordinated Term Loan. The following table reflects the impact of such refinancing transactions on the Company’s long-term debt obligations:

	Payments Due by Period
Contractual Obligations	(dollars in millions)
As of September 30, 2008	Total	2008 Q4	2009-2010	2011-2012	After 2012

Long-term Debt, including Current Portion	$1,226.1	$2.2	$17.0	$398.4	$808.5
Long-term Debt – affiliates*	107.0	—	107.0	—	—
Interest on Long-term Debt**	300.1	33.8	189.2	77.1	—
Interest on Long-term Debt – affiliates***	9.8	3.0	6.8	—	—

*	Reflects the $107 million remaining aggregate principal amount of the MacAndrews & Forbes Senior Subordinated Term Loan due August 1, 2009, after giving effect to the September 2008 repayment of $63.0 million in aggregate principal amount of the MacAndrews & Forbes Senior Subordinated Term Loan with $63.0 million of the net proceeds of the Bozzano Sale Transaction.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

**	Reflects the impact of the 2007 Interest Rate Swap and 2008 Interest Rate Swap, each covering $150 million notional amount under the 2006 Term Loan Facility, which resulted in an effective weighted average interest rate of 7.7% on the 2006 Term Loan Facility. (See “Financial Condition, Liquidity and Capital Resources — Interest Rate Swap Transactions”).

***	Reflects the 11% interest rate on the MacAndrews & Forbes Senior Subordinated Term Loan and the September 2008 repayment of the $63.0 million in aggregate principal amount of such loan with $63.0 million of the net proceeds of the Bozzano Sale Transaction.

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

Discussion of Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 5, 2008, certain portions of which were adjusted in the November 2008 Form 8-K.

Effect of Recent Accounting Pronouncements

See discussion of recent accounting pronouncements in Note 1, “Basis of Presentation” to the Unaudited Consolidated Financial Statements.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
(all tabular amounts in millions)

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company’s policy is to manage market risk through a combination of fixed and floating rate debt, the use of foreign exchange forward contracts, interest rate swap transactions and option contracts. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (“Item 7A”) (certain portions of which were adjusted in the November 2008 Form 8-K) describes significant aspects of the Company’s financial instrument programs that have material market risk as of December 31, 2007. The following tables present the information required by Item 7A as of September 30, 2008:

								Fair Value
	Expected Maturity date for the year ended December 31,							September 30,
Debt	2008	2009	2010	2011	2012	Thereafter	Total	2008
	(U.S. dollar equivalent in millions)

Short-term variable rate (various currencies)	$2.1						$2.1	$2.1
Average interest rate(a)	8.7%
Short-term fixed rate (€)	$0.1	$0.2					0.3	0.3
Average interest rate(a)	6.0%	6.0%
Long-term fixed rate ($US)				$390.0			390.0	341.3
Average interest rate(a)				9.5%
Long-term fixed rate — affiliates ($US)		$107.0 (b)					107.0	101.7
Average interest rate(a)		11.0%
Long-term variable rate ($US)	$2.1	$8.4	$8.4	$8.4	$808.5		835.8	731.3
Average interest rate(a)(c)	8.0%	7.7%	7.0%	8.3%	7.7%

Total debt	$4.3	$115.6	$8.4	$398.4	$808.5	$—	$1,335.2	$1,176.7

(a)	Weighted-average variable rates are based upon implied forward rates from the U.S. Dollar LIBOR yield curves at September 30, 2008.

(b)	On January 30, 2008, Products Corporation entered into the MacAndrews & Forbes Senior Subordinated Term Loan Agreement and on February 1, 2008 used the $170 million of proceeds from such loan to repay in full the balance of the approximately $167.4 million aggregate remaining principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes, which matured on February 1, 2008. In September 2008, Products Corporation used $63.0 million of the net proceeds from the Bozzano Sale Transaction to repay $63.0 million in aggregate principal amount of the MacAndrews & Forbes Senior Subordinated Term Loan. Following such partial repayment, there remained outstanding $107 million in aggregate principal amount under the MacAndrews & Forbes Senior Subordinated Term Loan. The MacAndrews & Forbes Senior Subordinated Term Loan bears an annual interest rate of 11%, which is payable in arrears in cash on March 31, June 30, September 30 and December 31 of each year and matures on August 1, 2009. (See “Financial Condition, Liquidity and Capital Resources — MacAndrews & Forbes Senior Subordinated Term Loan Agreement”).

(c)	Reflects the impact of the 2007 Interest Rate Swap and 2008 Interest Rate Swap, each covering $150 million notional amount under the 2006 Term Loan Facility, which resulted in an effective weighted average interest rate of 7.7% on the 2006 Term Loan Facility.

		Original US	Contract
	Average	Dollar	Value	Fair Value
	Contractual	Notional	September 30,	September 30,
Forward Contracts	Rate $/FC	Amount	2008	2008

Sell Canadian Dollars/Buy USD	0.9655	$11.2	$11.5	$0.3
Sell Australian Dollars/Buy USD	0.8724	5.5	6.0	0.5
Sell British Pounds/Buy USD	1.8695	5.4	5.6	0.2
Sell South African Rand/Buy USD	0.1170	4.2	4.2	—
Buy Australian Dollars/Sell New Zealand Dollars	1.2257	3.4	3.3	(0.1)
Sell Euros/Buy USD	1.4667	1.6	1.7	0.1
Sell New Zealand Dollars/Buy USD	0.6835	0.5	0.5	—

Total forward contracts		$31.8	$32.8	$1.0

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
(all tabular amounts in millions)

					Fair Value
	Expected Maturity date for the year ended December 31,				September 30,
Interest Rate Swap Transactions(a)(b)	2008	2009	2010	Total	2008

Notional Amount	$—	$150.0	$150.0	$300.0	$(1.0)
Average Pay Rate	3.676%	3.676%	2.66%
Average Receive Rate	3-month USD LIBOR	3-month USD LIBOR	3-month USD LIBOR

(a)	In September 2007, Products Corporation executed a floating-to-fixed interest rate swap transaction with a notional amount of $150.0 million over a period of two years expiring on September 17, 2009 relating to indebtedness under Products Corporation’s 2006 Term Loan Facility. The Company designated this interest rate swap transaction as a cash flow hedge of the variable interest rate payments on Products Corporation’s 2006 Term Loan Facility. (See “Financial Condition, Liquidity and Capital Resources — Interest Rate Swap Transactions”).

(b)	In April 2008, Products Corporation executed a floating-to-fixed interest rate swap transaction with a notional amount of $150.0 million over a period of two years expiring on April 16, 2010 relating to indebtedness under Products Corporation’s 2006 Term Loan Facility. The Company designated this interest rate swap transaction as a cash flow hedge of the variable interest rate payments on Products Corporation’s 2006 Term Loan Facility. (See “Financial Condition, Liquidity and Capital Resources — Interest Rate Swap Transactions”).

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Item 4.	Controls and Procedures

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

(b)  Changes in Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting during the three-month fiscal period ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the third quarter and nine-month period ended September 30, 2008, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on the beliefs, expectations, estimates, projections, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company’s actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company’s expectations and estimates (whether qualitative or quantitative) as to:

(i)	the Company’s future financial performance;

(ii)	the effect on sales of decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel; adverse changes in currency; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors, changes in consumer purchasing habits, including with respect to shopping channels; retailer inventory management; retailer space reconfiguration or reductions in retailer display space; less than anticipated results from the Company’s existing or new products or from its advertising and/or marketing plans; or if the Company’s expenses, including, without limitation, for advertising and promotions or for returns related to any reduction of retail space, product discontinuances or otherwise, exceed the anticipated level of expenses;

(iii)	the Company’s belief that the continued execution of its business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more of its brands or product lines, launching additional new products, acquiring businesses or brands, further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, any of which, whose intended purpose would be to create value through profitable growth, could result in the Company making investments and/or recognizing charges related to executing against such opportunities;

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

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

(v)	restructuring activities, restructuring costs, the timing of restructuring payments and the benefits from such activities;

(vi)	the Company’s expectation that operating revenues, cash on hand and funds available for borrowing under Products Corporation’s 2006 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2008, including the cash requirements referred to in item (viii) below;

(vii)	the Company’s expected sources of funds, including operating revenues, cash on hand and funds available from borrowing under Products Corporation’s 2006 Revolving Credit Facility and other permitted lines of credit, as well as the availability of funds from refinancing indebtedness, selling assets or operations, capital contributions and/or loans from MacAndrews & Forbes, Revlon, Inc., the Company’s other affiliates and/or third parties and/or the sale of additional debt securities of Products Corporation;

(viii)	the Company’s expected uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, payments in connection with the Company’s purchases of permanent wall displays, capital expenditure requirements, restructuring programs (including, without limitation, the 2006 Programs, the 2007 Programs and the 2008 Programs), severance not otherwise included in the Company’s restructuring programs, debt service payments and costs and regularly scheduled pension and post-retirement benefit plan contributions, and its estimates of operating expenses, the amount and timing of restructuring costs, severance, debt service payments (including payments required under Products Corporation’s debt instruments), cash contributions to the Company’s pension plans and post-retirement benefit plans, purchases of permanent wall displays and capital expenditures;

(ix)	matters concerning the Company’s market-risk sensitive instruments, including the 2007 Interest Rate Swap and 2008 Interest Rate Swap transactions, which are intended to reduce the effects of floating interest rates and the Company’s exposure to interest rate volatility by hedging against fluctuations in variable interest rate payments on the applicable notional amounts of Products Corporation’s long-term debt under its 2006 Term Loan Facility, as well as the Company’s expectations as to the counterparty’s performance, including that any loss arising from the non-performance by the counterparty would not be material;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

(x)	the expected effects of the Company’s adoption of certain accounting principles;

(xi)	the Company’s plan to efficiently manage its cash and working capital, including, among other things, by carefully managing inventory levels, centralized purchasing to secure discounts and efficiencies in procurement, and providing additional discounts to its U.S. customers for more timely payment of receivables and carefully managing accounts payable and targeted controls on general and administrative spending; and

(xii)	the Company’s belief that given the decline in the U.S. and global financial markets in 2008, its return on pension plan assets for 2008 may be less than its expected rate of return used to measure pension expense for the year ending 2008 and could result in a lower fair market value of plan assets at December 31, 2008 and an increase in the discount rate used to value the year-end 2008 pension benefit obligations (which would partially mitigate the effects, if any, of lower returns on plan assets and the Company’s expectations that, overall, without a significant improvement in the financial markets through year-end 2008, such conditions could result in increased pension expense and cash contributions for the Company’s pension plans in 2009 and in future years than otherwise would have been expected.

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

Investors are advised, however, to consult any additional disclosures the Company made in its Annual Report on Form 10-K for the year ended December 31, 2007 or may make in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC in 2008 (which, among other places, can be found on the SEC’s website at http://www.sec.gov). The information available from time to time on such website shall not be deemed incorporated by reference into this Quarterly Report on Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. (See also Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 5, 2008 for further discussion of risks associated with the Company’s business.) In addition to factors that may be described in the Company’s filings with the SEC, including this filing, the following factors, among others, could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

promotional spending and marketing and promotional successes by competitors, including increases in share in the mass retail channel;

(ii)	in addition to the items discussed in (i) above, the effects of and changes in economic conditions (such as continued volatility in the financial markets, inflation, monetary conditions and foreign currency fluctuations, as well as in trade, monetary, fiscal and tax policies in international markets) and political conditions (such as military actions and terrorist activities);

(iii)	unanticipated costs or difficulties or delays in completing projects associated with the continued execution of the Company’s business strategy or lower than expected revenues or the inability to create value through profitable growth as a result of such strategy, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more of the Company’s brands or product lines, launching of new product lines, including difficulties or delays, or higher than expected expenses, including for returns, in launching its new products, acquiring businesses or brands, further refining its approach to retail merchandising, and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company’s manufacturing, sourcing, supply chain or organizational size and structure;

(iv)	unanticipated costs or difficulties or delays in implementing and refining our business strategy to achieve our objectives, including the inability to achieve profitability or positive cash flow as a result of such strategy, including (a) our inability to build and leverage our strong brands, particularly our Revlon brand, including by less than expected growth of the Revlon brand, less than expected acceptance of our creative and brand marketing plans by our consumers and/or retail customers, less than effective research and development and/or new product development, and/or less than expected acceptance of our new or existing products under the Revlon brand by consumers and/or retail customers, less than expected growth of the Almay brand and/or in women’s hair color, beauty tools, fragrances and/or anti-perspirants and deodorants, such as due to less than expected acceptance of our new or existing products under these brands and lines by consumers and/or retail customers, less than expected acceptance of our advertising, promotion and/or marketing plans by our consumers and/or retail customers, disruptions, delays or difficulties in executing our business strategy or less than expected investment in advertising and/or promotional support or greater than expected competitive investment; (b) difficulties, delays or the inability to improve the execution of our strategies and plans and/or build organizational capability, recruit and retain skilled people, provide employees with opportunities to develop professionally, provide them with expanded responsibilities or roles and/or reward our employees for success; (c) difficulties, delays or unanticipated costs in connection with our plans to continue to strengthen our international business, such as due to higher than anticipated levels of investment required to support and build our brands globally or less than anticipated results from our national and multi-national brands; (d) difficulties, delays or unanticipated costs in connection with our plans to improve our operating profit margins and cash flow over time, such as difficulties, delays or the inability to take actions intended to improve results in sales returns, cost of goods sold, general and administrative expenses and/or in working capital management; and/or (e) difficulties, delays or unanticipated costs in, or our inability to improve our capital structure;

(v)	difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company’s restructuring activities, such as less than anticipated cost reductions or other benefits from the 2008 Programs, the 2007 Programs and/or the 2006 Programs and the risk that the 2008 Programs, 2007 Programs and/or the 2006 Programs may not satisfy the Company’s objectives as set forth in clause (v) above;

(vi)	lower than expected operating revenues, cash on hand and/or funds available under the 2006 Revolving Credit Facility and/or other permitted lines of credit or higher than anticipated operating expenses, such as referred to in clause (viii) below;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

(vii)	the unavailability of funds under Products Corporation’s 2006 Revolving Credit Facility or other permitted lines of credit, or from refinancing indebtedness, capital contributions or loans from MacAndrews & Forbes, Revlon, Inc. or the Company’s other affiliates and/or third parties and/or the sale of additional debt securities of Products Corporation;

(viii)	higher than expected operating expenses, sales returns, working capital expenses, permanent wall display costs, capital expenditures, restructuring costs, severance not otherwise included in the Company’s restructuring programs, debt service payments, regularly scheduled cash pension plan contributions and/or post-retirement benefit plan contributions, purchases of permanent wall displays and/or capital expenditures;

(ix)	interest rate or foreign exchange rate changes affecting the Company and its market-risk sensitive financial instruments, including less than anticipated benefits or other unanticipated effects of the 2007 Interest Rate Swap and/or or difficulties, delays or the inability of the counterparty to perform such transactions;

(x)	unanticipated effects of the Company’s adoption of certain new accounting standards;

(xi)	difficulties, delays or the inability of the Company to efficiently manage its cash and working capital; and

(xii)	lower than expected returns on pension plan assets and/or discount rates which could cause higher than expected cash contributions and/or pension expense.

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

Item 6.	Exhibits

*31.1	Certification of David L. Kennedy, Chief Executive Officer, dated November 5, 2008, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Alan T. Ennis, Chief Financial Officer, dated November 5, 2008, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1 (furnished herewith)	Certification of David L. Kennedy, Chief Executive Officer, dated November 5, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (furnished herewith)	Certification of Alan T. Ennis, Chief Financial Officer, dated November 5, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 5, 2008

REVLON CONSUMER PRODUCTS CORPORATION
Registrant

By: /s/ Alan T. Ennis	By: /s/ Edward A. Mammone
Alan T. Ennis	Edward A. Mammone
Executive Vice President	Senior Vice President,
and Chief Financial Officer	Corporate Controller and Chief Accounting Officer