Form 10-K
period 2008-12-31
REVLON CONSUMER PRODUCTS CORP
filed 2009-02-25
CIK 890547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-11178

REVLON CONSUMER PRODUCTS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization) 237 Park Avenue, New York, New York (Address of principal executive offices)	13-3662953 (I.R.S. Employer Identification No.) 10017 (Zip Code)

Registrant’s telephone number, including area code: (212) 527-4000

Securities registered pursuant to Section 12(b) or 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☒ No ☐

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

The aggregate market value of voting stock held by non-affiliates of the registrant is not applicable as all 5,260 outstanding shares of the registrant’s common stock were held by one affiliate, Revlon, Inc. as of December 31, 2008.

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K as, among other things, all of the registrant’s equity securities are owned directly by Revlon, Inc., which is a reporting company under the Securities Exchange Act of 1934 and which has filed with the SEC on February 25, 2009 all of the material required to be filed pursuant to Section 13, 14 or 15(d) thereof and the registrant is therefore filing this Form 10-K with a reduced disclosure format, which omits the information otherwise required by Items 4, 10, 11, 12 and 13 as permitted under General Instruction I(2)(c) on Form 10-K.

Revlon Consumer Products Corporation and Subsidiaries

Form 10-K

For the Year Ended December 31, 2008

		Page

PART I
Item 1.	Business	2
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	19
Item 2.	Properties	20
Item 3.	Legal Proceedings	20
Item 4.	Submission of Matters to a Vote of Security Holders (intentionally omitted pursuant to General Instruction I(2) (c) of Form 10-K)	20
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
Item 6.	Selected Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 8.	Financial Statements and Supplementary Data	48
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	48
Item 9T.	Controls and Procedures	48
Item 9B.	Other Information	49
PART III
Item 10.	Directors and Executive Officers of the Registrant (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)	54
Item 11.	Executive Compensation (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)	54
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)	54
Item 13.	Certain Relationships and Related Transactions (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)	54
Item 14.	Principal Accounting Fees and Services	54
PART IV
Item 15.	Exhibits and Financial Statement Schedules	56
	Index to Consolidated Financial Statements and Schedules	F-1
	Report of Independent Registered Public Accounting Firm (Consolidated Financial Statements)	F-2
	Financial Statements	F-8
	Financial Statement Schedule	F-54
	Signatures
	Certifications
	Exhibits
EX-21.1: SUBSIDIARIES
EX-24.1: POWER OF ATTORNEY EXECUTED BY RONALD O. PERELMAN
EX-24.2: POWER OF ATTORNEY EXECUTED BY BARRY F. SCHWARTZ
EX-24.3: POWER OF ATTORNEY EXECUTED BY ALAN S. BERNIKOW
EX-24.4: POWER OF ATTORNEY EXECUTED BY PAUL J. BOHAN
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I

Item 1.	Business

Background

Revlon Consumer Products Corporation (“Products Corporation” and together with its subsidiaries, the “Company”) is a wholly-owned operating subsidiary of Revlon, Inc., which is a direct and indirect majority-owned subsidiary of MacAndrews & Forbes Holdings Inc. (“MacAndrews & Forbes Holdings” and together with certain of its affiliates other than the Company, “MacAndrews & Forbes”), a corporation wholly-owned by Ronald O. Perelman.

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

The Company’s Business Strategy

The Company’s business strategy includes:

•	Building and leveraging our strong brands. We are building and leveraging our brands, particularly the Revlon brand, across the categories in which we compete. In addition to Revlon and Almay brand color cosmetics, we are seeking to drive growth in other beauty care categories, including women’s hair color, beauty tools, anti-perspirants/deodorants and skincare.

We continue to focus on our key growth drivers, including: innovative, high-quality, consumer-preferred new products; effective integrated brand communication; appropriate levels of advertising and promotion; and superb execution with our retail partners, along with disciplined spending and rigorous cost control.

•	Improving the execution of our strategies and plans and providing for continued improvement in our organizational capability through enabling and developing our employees. We continue to build our organizational capability primarily through a focus on recruitment and retention of skilled people, providing opportunities for professional development, as well as new and expanded responsibilities and roles for employees who have demonstrated capability and rewarding our employees for success.

•	Continuing to strengthen our international business. We continue to focus on improving our operating performance in our international business.

•	Improving our operating profit margins and cash flow. We are focused on improving our financial performance through steady improvement in operating profit margins and cash flow generation.

•	Continuing to improve our capital structure. We are focused on strengthening our balance sheet and reducing debt over time.

Significant Transactions Recently Completed

November 2008 — Extension of the maturity of the MacAndrews & Forbes Senior Subordinated Term Loan

Pursuant to a November 2008 amendment, the maturity date of the MacAndrews & Forbes Senior Subordinated Term Loan (as hereinafter defined) was extended from August 2009 to the earlier of (1) the date that Revlon, Inc. issues equity with gross proceeds of at least $107 million, which proceeds would be used to repay the $107 million remaining aggregate principal balance of the MacAndrews & Forbes Senior Subordinated Term Loan, or (2) August 1, 2010.

September 2008 — 1-for-10 Reverse Stock Split

In September 2008, Revlon, Inc. effected a 1-for-10 reverse stock split of Revlon, Inc.’s Class A and Class B common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each ten shares of Revlon, Inc.’s Class A and Class B common stock issued and outstanding at the end of September 15, 2008 were automatically combined into one share of Class A common stock and Class B common stock, respectively.

July 2008 — Sale of Bozzano and Partial Paydown of MacAndrews & Forbes Senior Subordinated Term Loan

In July 2008, the Company consummated the disposition of its non-core Bozzano business, a men’s hair care and shaving line of products, and certain other non-core brands, including Juvena and Aquamarine, which were sold by the Company only in the Brazilian market (the “Bozzano Sale Transaction”). The transaction was effected through the sale of the Company’s indirect Brazilian subsidiary, Ceil Comércio E Distribuidora Ltda. (“Ceil”), to Hypermarcas S.A., a Brazilian publicly-traded, consumer products corporation. The purchase price was approximately $107 million, including approximately $3 million in cash on Ceil’s balance sheet on the closing date. Net proceeds, after the payment of taxes and transaction costs, were approximately $95 million. In September 2008, Products Corporation used $63 million of the net proceeds from the Bozzano Sale Transaction to repay $63 million in aggregate principal amount of the MacAndrews & Forbes Senior Subordinated Term Loan, leaving $107 million in aggregate principal amount remaining outstanding under such loan.

April 2008 and September 2007 — Interest Rate Swap Transactions

In April 2008, Products Corporation entered into a $150 million two-year floating-to-fixed interest rate swap transaction related to indebtedness under its 2006 Term Loan Facility (as hereinafter defined) (the “2008 Interest Rate Swap”), intended to reduce its exposure to interest rate volatility. Following the execution of this interest rate swap transaction and the $150 million two-year floating-to-fixed interest rate swap transaction that Products Corporation entered into in September 2007 (the “2007 Interest Rate Swap” and together with the 2008 Interest Rate Swap, the “Interest Rate Swaps”), approximately 60% of the Company’s total long-term debt is at fixed interest rates and approximately 40% is at floating interest rates.

February 2008 — Refinancing of the 8 5/8% Senior Subordinated Notes

On February 1, 2008, Products Corporation repaid in full the $167.4 million remaining aggregate principal amount of its 8 5/8% Senior Subordinated Notes (as hereinafter defined), which matured on such date. (See “Financial Condition, Liquidity and Capital Resources — 2008 Repayment of the 8 5/8% Senior Subordinated Notes with the MacAndrews & Forbes Senior Subordinated Term Loan” regarding Products Corporation’s full repayment of the balance of the 8 5/8% Senior Subordinated Notes upon maturity on February 1, 2008).

Recent Developments

Senior Management Changes

On February 25, 2009, Revlon, Inc. announced that the Board of Directors of each of Revlon, Inc. and Products Corporation elected Alan T. Ennis as a Director of Revlon, Inc. and Products Corporation and to also serve as President, Revlon International, effective March 1, 2009, in addition to continuing to serve in his role as Executive Vice President, Chief Financial Officer and Treasurer. Mr. Ennis has served as the Company’s Executive Vice President and Chief Financial Officer from November 2006, and also as Treasurer from June 2008. In addition to his finance responsibilities as Chief Financial Officer, Mr. Ennis will have responsibility for the general management of all of the Company’s International operations.

Recent Debt Reduction Transactions

In February 2009, Products Corporation used excess cash flow generated in 2008 to reduce its long-term debt by prepaying $16.6 million in aggregate principal amount of term loan indebtedness outstanding under its 2006 Term Loan Facility (as hereinafter defined). Such prepayment satisfied Products Corporation’s requirement under the 2006 Term Loan Agreement (as hereinafter defined) to prepay term loan indebtedness with 50% of its annual “excess cash flow” (as defined under such agreement) within 100 days after its fiscal year end. This prepayment fully offsets Products Corporation’s required quarterly term loan amortization payments of $2.1 million per quarter that would otherwise have been due on April 15, 2009, July 15, 2009, October 15, 2009, January 15, 2010, April 15, 2010, July 15, 2010, October 15, 2010 and $1.9 million of the amortization payment otherwise due on January 15, 2011. After giving effect to such prepayment, at February 13, 2009, the aggregate principal amount outstanding under Products Corporation’s 2006 Term Loan Facility was approximately $815 million.

Products

Revlon, Inc. conducts business exclusively through Products Corporation. The Company manufactures and markets a variety of products worldwide. The following table sets forth the Company’s principal brands.

ANTI-
		BEAUTY		PERSPIRANTS/
COSMETICS	HAIR	TOOLS	FRAGRANCE	DEODORANTS	SKINCARE

Revlon Almay	Revlon ColorSilk	Revlon	Charlie Jean Naté	Mitchum	Gatineau Ultima II

Cosmetics — Revlon:  The Company sells a broad range of cosmetics under its flagship Revlon brand designed to fulfill consumer needs, principally priced in the upper range of the mass retail channel, including face, lip, eye and nail products. Certain of the Company’s products incorporate patented, patent-pending or proprietary technology. (See “New Product Development and Research and Development”).

The Company sells face makeup, including foundation, powder, blush and concealers, under the Revlon brand name. Revlon Age Defying, which is targeted for women in the over-35 age bracket, incorporates the Company’s patented Botafirm ingredients to help reduce the appearance of lines and wrinkles. The Company’s new Revlon Age Defying Spa foundation and concealer were introduced for 2009 to instantly revitalize and brighten, while protecting against the appearance of fine lines. The Company also markets a complete range of Revlon ColorStay long-wearing liquid and powder face makeup with patented SoftFlex technology for enhanced comfort. The Revlon ColorStay mineral collection includes loose powder foundation, as well as baked blush and bronzer. The Revlon Beyond Natural collection, focusing on a naturally glamorous look, offers patent pending skin-tone matching liquid foundation.

The Company markets several different lines of Revlon lip makeup, including lipstick, lip gloss and lip liner, under several Revlon brand names. Super Lustrous is the Company’s flagship wax-based lipcolor, offered in a wide variety of shades of lipstick and lipgloss, and has LiquiSilk technology designed to boost moisturization using silk dispersed in emollients. ColorStay Soft & Smooth, with patent pending lip technology, offers long-wearing benefits while enhancing comfort with SoftFlex technology, while ColorStay Overtime lipcolor and ColorStay Overtime Sheer use patented transfer resistant technology. In 2008, the Company introduced ColorStay Mineral lipglaze, the Company’s first long wearing lipgloss with up to eight hours of wear. For 2009, the Company introduced Revlon Cremé Gloss, a lipgloss that provides deeply pigmented color with extreme gloss shine.

The Company’s eye makeup products include mascaras, eyeliners, eye shadows and brow products, under several Revlon brand names. In mascaras, key franchises include Fabulash, which uses a lash perfecting brush for fuller lashes, and Lash Fantasy Total Definition, the two-step primer and mascara with lash separating brushes for enhanced definition. In eyeliners, Revlon Luxurious Color liner uses a smooth formula to provide rich, luxurious color. In addition, in 2009, the Company introduced Revlon Luxurious Color kohl eyeliner for intense matte color. In eye shadow, Revlon ColorStay 12-Hour patented longwearing eyeshadow enables color to look fresh for up to 12 hours. In 2009, the Company also introduced new Revlon Matte eye shadows, which provide high impact color combined with a soft matte finish.

The Company’s nail color and nail care lines include enamels, treatments and cuticle preparations. The Company’s core Revlon nail enamel uses a patented formula that provides consumers with improved wear, application, shine and gloss in a toluene-free, formaldehyde-free and phthalate-free formula.

Cosmetics — Almay:  The Company’s Almay brand consists of hypo-allergenic, dermatologist-tested, fragrance-free cosmetics and skincare products. Almay products include face, eye and lip makeup and makeup removers.

Introduced for 2009, Almay Pure Blends is a new collection of natural cosmetics that delivers a full range of shades and radiant finishes with eco-friendly packaging. These formulae for face, eye and lip are made from over 95% natural ingredients, with no compromise in color and performance.

Within the face category, with Almay Smart Shade containing patented ingredients formulas for foundation, blush, bronzer and concealer, Almay consumers can find products that are designed to match their skin tones. Almay TLC Truly Lasting Color makeup and pressed powder have longwearing formulas that nourish and protect the skin for up to 16 hours of coverage.

In eye makeup, Almay Intense i-Color includes the “Bring Out” and “Play Up” collections — providing ways to enhance and intensify eyes through color-coordinated shades of shadow, liner and mascara for each eye color. Almay Bright Eyes Collection, introduced in 2008, is a three product, innovative and coordinated collection made up of eye base and concealer in one, eye shadow and a liner/highler duo. The collection helps eyes look refreshed and radiant due to Almay’s expert formulas that work with light reflectors to naturally brighten, de-puff and refresh the look of the entire eye area. The Almay brand flagship Almay One Coat mascara franchise includes products for lash thickening and visible lengthening and the patented Almay Triple Effect mascara for a more dramatic look. Almay eye makeup removers are offered in a range of pads and towlettes.

Hair:  The Company sells both haircolor and haircare products throughout the world. In women’s haircolor, the Company markets brands, including the Revlon ColorSilk, which offer radiant, rich color with conditioning.

Beauty Tools:  The Company sells Revlon Beauty Tools, which include nail and eye grooming tools, such as clippers, scissors, files, tweezers and eye lash curlers. Revlon Beauty Tools are sold individually and in sets under the Revlon brand name. For the first half of 2009, the Company launched Revlon Pedi-Expert, an ergonomically-engineered, patent-pending pedicure tool.

Fragrances:  The Company sells a selection of moderately-priced and premium-priced fragrances, including perfumes, eau de toilettes, colognes and body sprays. The Company’s portfolio includes fragrances such as Charlie and Jean Naté.

Anti-perspirants/deodorants:  In the area of anti-perspirants/deodorants, the Company markets Mitchum anti-perspirant brands in many countries.

Skincare:  The Company sells skincare products in the U.S. and in international markets under internationally-recognized brand names and under various regional brands, including the Company’s premium-priced Gatineau brand, as well as Ultima II.

Marketing

The Company markets extensive consumer product lines principally priced in the upper range of the mass retail channel and certain other channels outside of the U.S.

The Company uses print, television and internet advertising, as well as point-of-sale merchandising, including displays and samples, and coupons and other trial incentives. The Company’s marketing emphasizes a uniform global image and product for its portfolio of core brands. The Company coordinates advertising campaigns with in-store promotional and other marketing activities. The Company develops jointly with retailers carefully tailored advertising, point-of-purchase and other focused marketing programs.

The Company also uses cooperative advertising programs, supported by Company-paid or Company-subsidized demonstrators, and coordinated in-store promotions and displays. Other marketing materials designed to introduce the Company’s newest products to consumers and encourage trial and purchase in-store include trial-size products and couponing. Additionally, the Company maintains separate websites, www.revlon.com, www.almay.com and www.mitchumman.com devoted to the Revlon, Almay and Mitchum brands, respectively. Each of these websites feature product and promotional information for the brands, respectively, and are updated regularly to stay current with the Company’s new product launches and other advertising and promotional campaigns.

New Product Development and Research and Development

The Company believes that it is an industry leader in the development of innovative and technologically-advanced cosmetics and beauty products. The Company’s marketing and research and development groups identify consumer needs and shifts in consumer preferences in order to develop new products, tailor line extensions and promotions and redesign or reformulate existing products to satisfy such needs or preferences. The Company’s research and development group is comprised of departments specialized in the technologies critical to the Company’s various product categories. The Company has a cross-functional product development process, including a rigorous process for the continuous development and evaluation of new product concepts, formed in 2007 and led by senior executives in marketing, sales, product development, operations, law and finance, which has improved the Company’s new product commercialization process and created a comprehensive, long-term portfolio strategy. This new process is intended to optimize the Company’s ability to regularly bring to market its innovative new product offerings and to manage the Company’s product portfolio.

The Company operates an extensive cosmetics research and development facility in Edison, New Jersey. The scientists at the Edison facility are responsible for all of the Company’s new product research and development worldwide, performing research for new products, ideas, concepts and packaging. The research and development group at the Edison facility also performs extensive safety and quality testing on the Company’s products, including toxicology, microbiology and package testing. Additionally, quality control testing is performed at each of the Company’s manufacturing facilities.

As of December 31, 2008, the Company employed approximately 160 people in its research and development activities, including specialists in pharmacology, toxicology, chemistry, microbiology, engineering, biology, dermatology and quality control. In 2008, 2007 and 2006, the Company spent $24.3 million, $24.4 million and $24.4 million, respectively, on research and development activities.

Manufacturing and Related Operations and Raw Materials

During 2008, the Company’s cosmetics and/or personal care products were produced at the Company’s facilities in North Carolina, Venezuela, France and South Africa and at third-party facilities around the world. The Company also manufactured products at a facility in Mexico which it sold and closed in December 2008.

The Company continually reviews its manufacturing needs against its manufacturing capacities to identify opportunities to reduce costs and operate more efficiently. The Company purchases raw materials and components throughout the world, and continuously pursues reductions in cost of goods through the global sourcing of raw materials and components from qualified vendors, utilizing its purchasing capacity designed to maximize cost savings. The Company’s global sourcing strategy for materials and components from accredited vendors is also designed to ensure the quality and the continuity of supply of the raw materials and components. The Company believes that alternate sources of raw materials and components exist and does not anticipate any significant shortages of, or difficulty in obtaining, such materials.

Distribution

The Company’s products are sold in more than 100 countries across six continents. The Company’s worldwide sales forces had approximately 290 people as of December 31, 2008. In addition, the Company utilizes sales representatives and independent distributors to serve certain markets and related distribution channels.

United States.  Net sales in the U.S. accounted for approximately 58% of the Company’s 2008 net sales, a majority of which were made in the mass retail channel. The Company also sells a broad range of consumer products to U.S. Government military exchanges and commissaries. The Company licenses its trademarks to select manufacturers for complimentary beauty-related products and accessories that the Company believes have the potential to extend the Company’s brand names and image. As of December 31, 2008, eleven (11) licenses were in effect relating to seventeen (17) product categories, which are marketed principally in the mass-market distribution channel. Pursuant to such licenses, the Company retains strict control over product design and development, product quality, advertising and the use of its trademarks. These licensing arrangements offer opportunities for the Company to generate revenues and cash flow through royalties and renewal fees, some of which have been prepaid.

As part of the Company’s strategy to increase the retail consumption of its products, the Company’s retail merchandisers stock and maintain the Company’s point-of-sale wall displays intended to ensure that high-selling SKUs are in stock and to ensure the optimal presentation of the Company’s products in retail outlets.

International.  Net sales outside the U.S. accounted for approximately 42% of the Company’s 2008 net sales. The five largest countries in terms of these sales were Canada, South Africa, Australia, U.K and Venezuela, which together accounted for approximately 23% of the Company’s 2008 consolidated net sales. The Company distributes its products through drug stores and chemist shops, hypermarkets, mass volume retailers, general merchandise stores, department stores and specialty stores such as perfumeries outside the U.S. At December 31, 2008, the Company actively sold its products through wholly-owned subsidiaries established in 14 countries outside of the U.S. and through a large number of distributors and licensees elsewhere around the world.

Customers

The Company’s principal customers include large mass volume retailers and chain drug stores, including such well-known retailers as Wal-Mart, Target, Kmart, Walgreens, Rite Aid, CVS and Longs (CVS and Longs merged in the fourth quarter of 2008) in the U.S., Shoppers DrugMart in Canada, A.S. Watson & Co. retail chains in Asia Pacific and Europe, and Boots in the United Kingdom. Wal-Mart and its affiliates worldwide accounted for approximately 23% of the Company’s 2008 consolidated net sales. As is customary in the consumer products industry, none of the Company’s customers is under an obligation to continue purchasing products from the Company in the future. The Company expects that Wal-Mart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company’s net sales. (See Item 1A. Risk Factors — “The Company depends on a limited number of customers for a large portion of its net sales and the loss of one or more of these customers could reduce the Company’s net sales and have a material adverse affect on the Company’s business, financial condition and/or results of operations”).

Competition

The consumer products business is highly competitive. The Company competes primarily on the basis of:

•	developing quality products with innovative performance features, shades, finishes, components and packaging;

•	educating consumers on the brands’ product benefits;

•	anticipating and responding to changing consumer demands in a timely manner, including the timing of new product introductions and line extensions;

•	offering attractively priced products relative to the product benefits provided;

•	maintaining favorable brand recognition;

•	generating competitive margins and inventory turns for its retail customers by providing relevant products and executing effective pricing, incentive and promotion programs;

•	ensuring product availability through effective planning and replenishment collaboration with retailers;

•	providing strong and effective advertising, marketing, promotion and merchandising support;

•	maintaining an effective sales force; and

•	obtaining sufficient retail floor space, optimal in-store positioning and effective presentation of its products at retail.

The Company competes in selected product categories against a number of multi-national manufacturers. In addition to products sold in the mass retail channel and demonstrator-assisted channels, the Company’s products also compete with similar products sold in prestige and department stores, television shopping, door-to-door, specialty stores, the internet, perfumeries and other distribution outlets. Certain of the Company’s competitors include, among others, L’Oréal S.A., The Procter & Gamble Company, Avon Products, Inc. and The Estée Lauder Companies Inc. (See Item 1A. Risk Factors — “Competition in the consumer products business could materially adversely affect the Company’s net sales and its share of the mass retail channel and could have an adverse affect on the Company’s business, financial condition and/or results of operations”).

Patents, Trademarks and Proprietary Technology

The Company’s major trademarks are registered in the U.S. and in well over 100 other countries, and the Company considers trademark protection to be very important to its business. Significant trademarks include Revlon, ColorStay, Revlon Age Defying makeup with Botafirm, Super Lustrous, Almay, Almay Smart Shade, Mitchum, Charlie, Jean Naté, Revlon ColorSilk and, outside the U.S., Gatineau and Ultima II. The Company regularly renews its trademark registrations in the ordinary course of business.

The Company utilizes certain proprietary, patent-pending or patented technologies in the formulation, packaging or manufacture of a number of the Company’s products, including, among others, Revlon ColorStay cosmetics, including Revlon ColorStay Soft & Smooth and the Revlon ColorStay mineral collection; Revlon Age Defying the Revlon Beyond Natural collection; Revlon Beyond Natural lipcolor; Fabulash mascara; classic Revlon nail enamel; Almay Smart Shade makeup; Almay One Coat cosmetics; Almay Triple Effect mascara; Mitchum anti-perspirant; and the new Revlon Pedi-Expert pedicure tool. The Company also protects certain of its packaging and component concepts through patents. The Company considers its proprietary technology and patent protection to be important to its business.

The Company files patents on a continuing basis in the ordinary course of business on certain of the Company’s new technologies. Patents in the U.S. are effective for up to 20 years and international patents are generally effective for up to 20 years. The patents that the Company currently has in place expire at various times between 2009 and 2029 and the Company expects to continue to file patent applications on certain of its technologies in the ordinary course of business in the future.

Government Regulation

The Company is subject to regulation by the Federal Trade Commission (the “FTC”) and the Food and Drug Administration (the “FDA”) in the U.S., as well as various other federal, state, local and foreign regulatory authorities, including the European Commission in the European Union (the “EU”). The Company’s Oxford, North Carolina manufacturing facility is registered with the FDA as a drug manufacturing establishment, permitting the manufacture of cosmetics that contain over-the-counter drug ingredients, such as sunscreens and anti-perspirants. Compliance with federal, state, local and foreign laws and regulations pertaining to discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, a material effect on the Company’s capital expenditures, earnings or competitive position. Regulations in the U.S., the EU and in other countries in which the Company operates that are designed to protect consumers or the environment have an increasing influence on the Company’s product claims, ingredients and packaging.

Industry Segments, Foreign and Domestic Operations

The Company operates in a single segment. Certain geographic, financial and other information of the Company is set forth in the Consolidated Statements of Operations and Note 18 “Geographic, Financial and Other Information” to the Consolidated Financial Statements of the Company.

Employees

As of December 31, 2008, the Company employed approximately 5,600 people. As of December 31, 2008, approximately 20 of such employees in the U.S. were covered by collective bargaining agreements. The Company believes that its employee relations are satisfactory. Although the Company has experienced minor work stoppages of limited duration in the past in the ordinary course of business, such work stoppages have not had a material effect on the Company’s results of operations or financial condition.

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

Revlon, Inc. is a holding company with no business operations of its own. Revlon, Inc.’s only material asset is all of the outstanding capital stock of Products Corporation, Revlon, Inc.’s wholly-owned operating subsidiary, through which Revlon, Inc. conducts its business operations. As such, Revlon, Inc.’s net income (loss) has historically consisted predominantly of its equity in the net income (loss) of Products Corporation, which for 2008, 2007 and 2006 was approximately $65.8 million, $(9.0) million and $(244.5) million, respectively, which excluded approximately $7.7 million, $7.0 million and $6.6 million, respectively, in expenses primarily related to Revlon, Inc. being a public holding company. Revlon, Inc. is dependent on the earnings and cash flow of, and dividends and distributions from, Products Corporation to pay Revlon, Inc.’s expenses incidental to being a public holding company. Products Corporation may not generate sufficient cash flow to pay dividends or distribute funds to Revlon, Inc. because, for example, Products Corporation may not generate sufficient cash or net income; state laws may restrict or prohibit Products Corporation from issuing dividends or making distributions unless Products Corporation has sufficient surplus or net profits, which Products Corporation may not have; or because contractual restrictions, including negative covenants contained in Products Corporation’s various debt instruments, may prohibit or limit such dividends or distributions.

The terms of the 2006 Credit Agreements, the MacAndrews & Forbes Senior Subordinated Term Loan Agreement and the indenture governing Products Corporation’s outstanding 9 1/2% Senior Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to make certain payments and pay expenses incidental to being a public holding company.

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

Products Corporation has a substantial amount of outstanding indebtedness. As of December 31, 2008, the Company’s total indebtedness was $1,331.4 million, primarily including $833.7 million aggregate principal amount outstanding under the 2006 Term Loan Facility, $390.0 million in aggregate principal face amount outstanding of Products Corporation’s 9 1/2% Senior Notes, $107.0 million aggregate principal amount outstanding under the MacAndrews & Forbes Senior Subordinated Term Loan and nil under the 2006 Revolving Credit Facility. (See “Recent Developments”). The Company has a history of net losses prior to 2008 and, in addition, if it is unable to achieve sustained profitability in future periods, it could adversely affect the Company’s operations and Products Corporation’s ability to service its debt.

The Company is subject to the risks normally associated with substantial indebtedness, including the risk that the Company’s operating revenues will be insufficient to meet required payments of principal and interest, and the risk that Products Corporation will be unable to refinance existing indebtedness when it becomes due or that the terms of any such refinancing will be less favorable than the current terms of such indebtedness. Products Corporation’s substantial indebtedness could also:

•	limit the Company’s ability to fund (including by obtaining additional financing) the costs and expenses of the execution of the Company’s business strategy, future working capital, capital expenditures, advertising or promotional expenses, new product development costs, purchases and reconfigurations of wall displays, acquisitions, investments, restructuring programs and other general corporate requirements;

•	require the Company to dedicate a substantial portion of its cash flow from operations to payments on Products Corporation’s indebtedness, thereby reducing the availability of the Company’s cash flow for the execution of the Company’s business strategy and for other general corporate purposes;

•	place the Company at a competitive disadvantage compared to its competitors that have less debt;

•	limit the Company’s flexibility in responding to changes in its business and the industry in which it operates; and

•	make the Company more vulnerable in the event of adverse economic conditions or a downturn in its business.

Although agreements governing Products Corporation’s indebtedness, including the 2006 Credit Agreements, the indenture governing Products Corporation’s outstanding 9 1/2% Senior Notes and the MacAndrews & Forbes Senior Subordinated Term Loan Agreement, limit Products Corporation’s ability to borrow additional money, under certain circumstances Products Corporation is allowed to borrow a significant amount of additional money, some of which, in certain circumstances and subject to certain limitations, could be secured indebtedness.

Products Corporation’s ability to pay the principal of its indebtedness depends on many factors.

The MacAndrews & Forbes Senior Subordinated Term Loan expires on the earlier of (1) the date that Revlon, Inc. issues equity with gross proceeds of at least $107 million, which proceeds would be contributed to Products Corporation and used to repay the $107 million remaining aggregate principal balance of the MacAndrews & Forbes Senior Subordinated Term Loan, or (2) August 1, 2010. The 9 1/2% Senior Notes mature in April 2011 and the 2006 Credit Agreements mature in January 2012. Products Corporation currently anticipates that, in order to pay the principal amount of its outstanding indebtedness upon the occurrence of any event of default, to repurchase its 9 1/2% Senior Notes if a change of control occurs or in the event that Products Corporation’s cash flows from operations are insufficient to allow it to pay the principal amount of its indebtedness at maturity, the Company may be required to refinance Products Corporation’s indebtedness, seek to sell assets or operations, seek to sell additional debt securities of Products Corporation or seek additional capital contributions or loans from MacAndrews & Forbes, Revlon, Inc. or from the Company’s other affiliates or third parties. The Company may be unable to take any of these actions, because of a variety of commercial or market factors or constraints in Products Corporation’s debt instruments, including, for example, market conditions being unfavorable for an equity or debt issuance, additional capital contributions or loans not being available from affiliates and/or third parties, or that the transactions may not be permitted under the terms of the various debt instruments then in effect, such as due to restrictions on the incurrence of debt, incurrence of liens, asset dispositions and/or related party transactions.

Revlon, Inc. is a public holding company and has no business operations of its own, and Revlon, Inc.’s only material asset is the capital stock of Products Corporation. None of the Company’s affiliates are required to make any capital contributions, loans or other payments to Products Corporation regarding its obligations on its indebtedness. Products Corporation may not be able to pay the principal amount of its indebtedness if the Company took any of the above actions because, under certain circumstances, the indenture governing Products Corporation’s outstanding 9 1/2% Senior Notes or any of its other debt instruments (including the 2006 Credit Agreements and the MacAndrews & Forbes Senior Subordinated Term Loan Agreement) or the debt instruments of Products Corporation’s subsidiaries then in effect may not permit the Company to take such actions. (See “Restrictions and covenants in Products Corporation’s debt agreements limit its ability to take certain actions and impose consequences in the event of failure to comply”).

Additionally, the economic conditions during the latter part of 2008 and in early 2009 and the recent volatility in the financial markets have contributed to a substantial tightening of the credit markets and a reduction in credit availability, including lending by financial institutions. If the tightening of the credit markets and reduction in credit availability continue for an extended period, the Company may be unable to refinance or replace Products Corporation’s outstanding indebtedness at or prior to their respective maturity dates, which would have a material adverse effect on the Company’s business, financial condition and/or results of operations.

Restrictions and covenants in Products Corporation’s debt agreements limit its ability to take certain actions and impose consequences in the event of failure to comply.

Agreements governing Products Corporation’s indebtedness, including the 2006 Credit Agreements, the indenture governing Products Corporation’s outstanding 9 1/2% Senior Notes and the MacAndrews & Forbes Senior Subordinated Term Loan Agreement, contain a number of significant restrictions and covenants that limit Products Corporation’s ability and its subsidiaries’ ability, among other things (subject in each case to limited exceptions), to:

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

The breach of certain covenants contained in the 2006 Credit Agreements would permit Products Corporation’s lenders to accelerate amounts outstanding under the 2006 Credit Agreements, which would in turn constitute an event of default under the MacAndrews & Forbes Senior Subordinated Term Loan Agreement and the indenture governing Products Corporation’s outstanding 9 1/2% Senior Notes, if the amount accelerated exceeds $25.0 million and such default remains uncured for 10 days following notice from MacAndrews & Forbes with respect to the MacAndrews & Forbes Senior Subordinated Term Loan Agreement or the trustee or holders of the applicable percentage under the 9 1/2% Senior Notes indenture.

In addition, holders of Products Corporation’s outstanding 9 1/2% Senior Notes may require Products Corporation to repurchase their respective notes in the event of a change of control under the 9 1/2% Senior Notes indenture.

(See “Products Corporation’s ability to pay the principal of its indebtedness depends on many factors”). Products Corporation may not have sufficient funds at the time of any such breach of any such covenant or change of control to repay in full the borrowings under the 2006 Credit Agreements, the MacAndrews & Forbes Senior Subordinated Term Loan Agreement or to repurchase or redeem its outstanding 9 1/2% Senior Notes.

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

In the event that Products Corporation was unable to obtain any such waiver or amendment and it was not able to refinance or repay its debt instruments, Products Corporation’s inability to meet the financial covenants or other provisions of the 2006 Credit Agreements would constitute an event of default under its debt instruments, including the 2006 Credit Agreements, which would permit the bank lenders to accelerate the 2006 Credit Agreements, which in turn would constitute an event of default under the MacAndrews & Forbes Senior Subordinated Term Loan Agreement and the indenture governing Products Corporation’s outstanding 9 1/2% Senior Notes, if the amount accelerated exceeds $25.0 million and such default remains uncured for 10 days following notice from MacAndrews & Forbes with respect to the MacAndrews & Forbes Senior Subordinated Term Loan Agreement or the trustee under the 9 1/2% Senior Notes indenture.

Products Corporation’s assets and/or cash flow and/or that of Products Corporation’s subsidiaries may not be sufficient to fully repay borrowings under its outstanding debt instruments, either upon maturity or if accelerated upon an event of default, and if Products Corporation was required to repurchase its outstanding 9 1/2% Senior Notes or repay the MacAndrews & Forbes Senior Subordinated Term Loan upon a change of control, Products Corporation may be unable to refinance or restructure the payments on such debt. Further, if Products Corporation was unable to repay, refinance or restructure its indebtedness under the 2006 Credit Agreements, the lenders could proceed against the collateral securing that indebtedness.

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

Products Corporation’s ability to make borrowings under the 2006 Revolving Credit Facility is also conditioned upon its compliance with other covenants in the 2006 Revolving Credit Agreement, including a fixed charge coverage ratio that applies when the “excess borrowing base” (representing the difference between (1) the borrowing base under the 2006 Revolving Credit Facility and (2) the amounts outstanding under such facility) is less than $20.0 million. Because of these limitations, Products Corporation may not always be able to meet its cash requirements with funds borrowed under the 2006 Revolving Credit Facility, which could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

At January 31, 2009, the 2006 Term Loan Facility was fully drawn, and the Company had a liquidity position of approximately $184.0 million, consisting of cash and cash equivalents (net of any outstanding checks) of $55.1 million, as well as $128.9 million in available borrowings under the 2006 Revolving Credit Facility, based upon the calculated borrowing base less approximately $13.1 million of outstanding letters of credit. The 2006 Revolving Credit Facility was undrawn at such date.

The 2006 Revolving Credit Facility is syndicated to a group of banks and financial institutions. Each bank is responsible to lend its portion of the $160 million commitment if and when Products Corporation seeks to draw under the 2006 Revolving Credit Facility. The lenders may assign their commitments to other banks and financial institutions in certain cases without prior notice to Products Corporation. If a lender is unable to meet its lending commitment, then the other lenders under the 2006 Revolving Credit Facility have the right, but not the obligation, to lend additional funds to make up for the defaulting lender’s commitment, if any. While Products Corporation has never had any of its lenders under the 2006 Revolving Credit Facility or any predecessor revolving credit facility fail to fulfill their lending commitment, economic conditions in late 2008 and early 2009 and the volatility in the financial markets have impacted the liquidity and financial condition of certain banks and financial institutions. Based on information available to the Company, the Company has no reason to believe that any of the lenders under Products Corporation’s 2006 Revolving Credit Facility would be unable to fulfill their commitments under the 2006 Revolving Credit Facility as of December 31, 2008. However, if one or more lenders under the 2006 Revolving Credit Facility were unable to fulfill their commitment to lend, such inability would impact the Company’s liquidity and, depending upon the amount involved and the Company’s liquidity requirements, could have an adverse affect on the Company’s ability to fund its operations, which could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

A substantial portion of Products Corporation’s indebtedness is subject to floating interest rates.

A substantial portion of Products Corporation’s indebtedness is subject to floating interest rates, which makes the Company more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates or a downturn in the Company’s business. As of December 31, 2008, $534.2 million of Products Corporation’s total indebtedness, or approximately 40% of Products Corporation’s total indebtedness, was subject to floating interest rates, after giving effect to the Interest Rate Swaps.

Under the 2006 Term Loan Facility, loans bear interest, at Products Corporation’s option, at either the Eurodollar Rate plus 4.0% per annum, which is based upon LIBOR, or the Alternate Base Rate (as defined in the 2006 Term Loan Agreement) plus 3.0% per annum, which Alternate Base Rate is based on the greater of Citibank, N.A.’s announced base rate and the U.S. federal funds rate plus 0.5%; provided that pursuant to the 2007 Interest Rate Swap transaction that Products Corporation entered into in September 2007 with Citibank, N.A. acting as the counterparty, the LIBOR portion of the interest rate on $150.0 million of outstanding indebtedness under the 2006 Term Loan Facility was effectively fixed at 4.692% through September 17, 2009 (which, based upon the 4.0% applicable margin, effectively fixed the interest rate on such notional amount at 8.692% for the 2-year term of the 2007 Interest Rate Swap) and pursuant to the 2008 Interest Rate Swap transaction that Products Corporation entered into in April 2008 with Citibank, N.A. acting as the counterparty, the LIBOR portion of the interest rate on $150.0 million of outstanding indebtedness under the 2006 Term Loan Facility was effectively fixed at 2.66% through April 16, 2010 (which, based upon the 4.0% applicable margin, effectively fixed the interest rate on such notional amount at 6.66% for the 2-year term of the 2008 Interest Rate Swap). Under the terms of the Interest Rate Swaps, Products Corporation is required to pay to the counterparty a quarterly fixed interest rate of 4.692% on the $150.0 million notional amount under the 2007 Interest Rate Swap, which commenced in December 2007, and a quarterly fixed interest rate of 2.66% on the $150.0 million notional amount under the 2008 Interest Rate Swap, which commenced in June 2008 while receiving under each of the Interest Rate Swaps variable interest rate payments from the counterparty equal to the three-month U.S. dollar LIBOR. Borrowings under the 2006 Revolving Credit Facility (other than loans in foreign currencies) bear interest at a rate equal to, at Products Corporation’s option, either (i) the Eurodollar Rate plus 2.0% per annum or (ii) the Alternate Base Rate (as defined in the 2006 Revolving Credit Agreement) plus 1.0% per annum. Loans in foreign currencies bear interest in certain limited circumstances, or if mutually acceptable to Products Corporation and the relevant foreign lenders, at the Local Rate, and otherwise at the Eurocurrency Rate (as each such term is defined in the 2006 Revolving Credit Agreement), in each case plus 2.0%.

If any of LIBOR, the base rate, the U.S. federal funds rate or such equivalent local currency rate increases, the Company’s debt service costs will increase to the extent that Products Corporation has elected such rates for its outstanding loans.

Based on the amounts outstanding under the 2006 Credit Agreements and other short-term borrowings (which, in the aggregate, is Products Corporation’s only debt currently subject to floating interest rates and after giving effect to the Interest Rate Swaps) as of December 31, 2008, an increase in LIBOR of 1% would increase the Company’s annual interest expense by approximately $5.4 million. Increased debt service costs would adversely affect the Company’s cash flow. While Products Corporation may enter into other interest hedging contracts, the 2006 Credit Agreements limit the notional amount that may be outstanding on such transactions at any time to $300 million, which amount is currently outstanding. Products Corporation may not be able to enter into additional hedging contracts on a cost-effective basis, any additional hedging transactions it might enter into may not achieve their intended purpose and shifts in interest rates may have a material adverse effect on the Company’s business, financial condition and/or results of operations.

The Company depends on its Oxford, North Carolina facility for production of a substantial portion of its products. Disruptions to this facility, or at other third party facilities at which the Company’s products are manufactured, could affect the Company’s business, financial condition and/or results of operations.

The Company produces a substantial portion of its products at its Oxford, North Carolina facility. Significant unscheduled downtime at this facility, or at other third party facilities at which the Company’s products are manufactured, whether due to equipment breakdowns, power failures, natural disasters, weather conditions hampering delivery schedules or other disruptions, including those caused by transitioning manufacturing from other facilities to the Company’s Oxford, North Carolina facility, or any other cause could adversely affect the Company’s ability to provide products to its customers, which could affect the Company’s sales, business, financial condition and/or results of operations. Additionally, if product sales exceed forecasts or production, the Company could, from time to time, not have an adequate supply of products to meet customer demands, which could cause the Company to lose sales.

The Company’s new product introductions may not be as successful as the Company anticipates, which could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

The Company has implemented a rigorous process for the continuous development and evaluation of new product concepts, formed in 2007 and led by senior executives in marketing, sales, product development, operations, law and finance, which has improved the Company’s new product commercialization process and created a comprehensive portfolio strategy. This new process is intended to optimize the Company’s ability to regularly bring to market its innovative new product offerings and to manage the Company’s product portfolio. Each new product launch, including those resulting from this new product development process, carries risks, as well as the possibility of unexpected consequences, including:

•	the acceptance of the new product launches by, and sales of such new products to, the Company’s retail customers may not be as high as the Company anticipates;

•	the Company’s advertising and marketing strategies for its new products may be less effective than planned and may fail to effectively reach the targeted consumer base or engender the desired consumption;

•	the rate of purchases by the Company’s consumers may not be as high as the Company anticipates;

•	the Company’s wall displays to showcase the new products may fail to achieve their intended effects;

•	the Company may experience out-of-stocks and/or product returns exceeding its expectations as a result of its new product launches or reductions in retail display space;

•	the Company may incur costs exceeding its expectations as a result of the continued development and launch of new products, including, for example, advertising and promotional expenses, sales return expenses or other costs related to launching new products;

•	the Company may experience a decrease in sales of certain of the Company’s existing products as a result of newly-launched products;

•	the Company’s product pricing strategies for new product launches may not be accepted by its retail customers and/or its consumers, which may result in the Company’s sales being less than it anticipates; and

•	any delays or difficulties impacting the Company’s ability, or the ability of the Company’s suppliers to timely manufacture, distribute and ship products, displays or display walls in connection with launching new products, such as due to inclement weather conditions or those delays or difficulties discussed under “The Company depends on its Oxford, North Carolina facility for production of a substantial portion of its products. Disruptions to this facility, or at other third party facilities at which the Company’s products are manufactured, could affect the Company’s business, financial condition and/or results of operations” could affect the Company’s ability to ship and deliver products to meet its retail customers’ reset deadlines.

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

The Company currently expects that operating revenues, cash on hand, and funds available for borrowing under the 2006 Revolving Credit Agreement and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2009, including cash requirements in connection with the execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt service payments and costs and regularly scheduled pension and post-retirement plan contributions and benefit payments.

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

If operating revenues, cash on hand and funds available for borrowing are insufficient to cover the Company’s expenses or are insufficient to enable Products Corporation to comply with the financial covenants under the 2006 Credit Agreements, the Company could be required to adopt one or more alternatives listed below:

•	delaying the implementation of or revising certain aspects of the Company’s business strategy;

•	reducing or delaying purchases of wall displays or advertising or promotional expenses;

•	reducing or delaying capital spending;

•	delaying, reducing or revising the Company’s restructuring plans;

•	refinancing Products Corporation’s indebtedness;

•	selling assets or operations;

•	seeking additional capital contributions and/or loans from MacAndrews & Forbes, Revlon, Inc., the Company’s other affiliates and/or third parties;

•	selling additional debt securities of Products Corporation; or

•	reducing other discretionary spending.

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

Such actions, if ever taken, may not enable the Company to satisfy its cash requirements or enable Products Corporation to comply with the financial covenants under the 2006 Credit Agreements if the actions do not result in sufficient savings or generate a sufficient amount of additional capital, as the case may be. See also, “— Restrictions and covenants in Products Corporation’s debt agreements limit its ability to take certain actions and impose consequences in the event of failure to comply” which discusses, among other things, the consequences of noncompliance with Products Corporation’s credit agreement covenants.

Economic conditions and the volatility in the financial markets could have a material adverse effect on the Company’s business, financial condition and/or results of operations or on the financial condition of its customers and suppliers.

The economic conditions in late 2008 and early 2009 and the volatility in the financial markets in late 2008 and early 2009, both in the U.S. and in many other countries where the Company operates, have contributed and may continue to contribute to higher unemployment levels, decreased consumer spending, reduced credit availability and/or declining business and consumer confidence. Such conditions could have an impact on consumer purchases and/or retail customer purchases of the Company’s products, which could result in a reduction of sales, operating income and cash flows. This could have a material adverse effect on the Company’s business, financial condition and/or results of operations. Additionally, disruptions in the credit and other financial markets and economic conditions could, among other things, impair the financial condition of one or more of the Company’s customers or suppliers, thereby increasing the risk of customer bad debts or non-performance by suppliers.

The Company depends on a limited number of customers for a large portion of its net sales and the loss of one or more of these customers could reduce the Company’s net sales and have a material adverse effect on the Company’s business, financial condition and/or results of operations.

For 2008, 2007 and 2006, Wal-Mart, Inc. accounted for approximately 23%, 24% and 23%, respectively, of the Company’s worldwide net sales. The Company expects that for 2009 and future periods, Wal-Mart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company’s net sales. These customers have demanded, and may continue to demand, increased service and other accomodations. The Company may be affected by changes in the policies and demands of its retail customers relating to service levels, inventory de-stocking or limitations on access to wall display space. As is customary in the consumer products industry, none of the Company’s customers is under an obligation to continue purchasing products from the Company in the future.

The loss of Wal-Mart or one or more of the Company’s other customers that may account for a significant portion of the Company’s net sales, or any significant decrease in sales to these customers, including as a result of retailer consolidation, or any significant decrease in the Company’s retail display space in any of these customers’ stores, could reduce the Company’s net sales and therefore could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

Declines in the financial markets will result in increased pension expense and increased cash contributions to the Company’s pension plans.

Declines in the U.S. and global financial markets in late 2008 resulted in significant declines on pension plan assets for 2008, which will result in increased pension expense for 2009 and increased cash contributions to the Company’s pension plans for 2010 and beyond. Future volatility in the financial markets may further affect the Company’s return on pension plan assets for 2009 and in subsequent years. Such volatility could also affect the discount rate used to value the Company’s year-end pension benefit obligations. One or more of these factors, individually or taken together, could further impact required cash contributions to the Company’s pension plans and pension expense in 2010 and beyond. Any one or more of these conditions could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

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

Competition in the cosmetics and beauty care products business could materially adversely affect the Company’s net sales and its share of the mass retail channel and could have an adverse effect on the Company’s business, financial condition and/or results of operations.

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

An increase in the amount of competition that the Company faces could have a material adverse effect on its share of the mass retail channel and revenues. The Company experienced significant declines in its share in color cosmetics in the U.S. mass retail channel from approximately 32% in the second quarter of 1998 to approximately 22% in the second quarter of 2002. In 2008, the Company achieved a combined U.S. color cosmetics share in the U.S. mass retail channel of 18.6% (with the Revlon brand registering a U.S. mass retail channel share of 12.7% for 2008, compared to 12.9% for 2007, and the Almay brand registering a U.S. mass retail channel share of 5.9% for 2008, compared to 6.0% for 2007). It is possible that declines in the Company’s share of the mass retail channel could occur in the future.

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

Additionally, the Company’s major retail customers periodically assess the allocation of retail display space among competitors and in the course of doing so could elect to reduce the display space allocated to the Company’s products, if, for example, the Company’s marketing strategies for its new and/or existing products are less effective than planned, fail to effectively reach the targeted consumer base or engender the desired consumption; and/or the rate of purchases by the Company’s consumers are not as high as the Company anticipates. Any significant loss of display space could have an adverse effect on the Company’s business, financial condition and/or results of operations.

The Company’s foreign operations are subject to a variety of social, political and economic risks and have been, and are expected to continue to be affected by foreign currency fluctuation, which could adversely affect the results of the Company’s business, financial condition and/or results of operations and the value of its foreign assets.

As of December 31, 2008, the Company had operations based in 14 foreign countries and its products were sold throughout the world. The Company is exposed to the risk of changes in social, political and economic conditions inherent in operating in foreign countries, including those in Asia, Eastern Europe, Latin America (including Venezuela) and South Africa, which could adversely affect the Company’s business, financial condition and results of operations. Such changes include changes in the laws and policies that govern foreign investment in countries where the Company has operations, changes in consumer purchasing habits including as to shopping channels, as well as, to a lesser extent, changes in U.S. laws and regulations relating to foreign trade and investment.

The Company’s net sales outside of the U.S. for the years ended December 31, 2008, 2007 and 2006 were approximately 42%, 41% and 41% of the Company’s total consolidated net sales, respectively. Fluctuations in foreign currency exchange rates have affected the Company’s results of operations and the value of its foreign assets in 2008, and may continue to affect the Company’s results of operations and the value of its foreign assets, which in turn may adversely affect the Company’s reported net sales and earnings and the comparability of period-to-period results of operations.

Products Corporation enters into foreign currency forward exchange contracts to hedge certain cash flows denominated in foreign currency. The foreign currency forward exchange contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in foreign currencies and generally have maturities of less than one year. At December 31, 2008, the notional amount of Products Corporation’s foreign currency forward exchange contracts was $41.0 million. The foreign currency forward exchange contracts that Products Corporation enters into may not adequately protect against foreign currency fluctuations.

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

The Company is subject to regulation by the FTC and the FDA, in the U.S., as well as various other federal, state, local and foreign regulatory authorities, including in the EU, Canada and other countries in which the Company operates. The Company’s Oxford, North Carolina manufacturing facility is registered with the FDA as a drug manufacturing establishment, permitting the manufacture of cosmetics that contain over-the-counter drug ingredients, such as sunscreens and anti-perspirants. Regulations in the U.S., the EU, Canada and in other countries in which the Company operates that are designed to protect consumers or the environment have an increasing influence on the Company’s product claims, ingredients and packaging. To the extent regulatory changes occur in the future, they could require the Company to reformulate or discontinue certain of its products or revise its product packaging or labeling, any of which could result in, among other things, increased costs to the Company, delays in product launches, product returns or recalls and lower net sales, and therefore could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

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

A foreclosure upon any such shares of common stock or dispositions of shares of Revlon, Inc.’s Class A Common Stock, Products Corporation’s common stock or stock of intermediate holding companies beneficially owned by MacAndrews & Forbes could, in a sufficient amount, constitute a “change of control” under the 2006 Credit Agreements, the MacAndrews & Forbes Senior Subordinated Term Loan Agreement and the indenture governing the 9 1/2% Senior Notes. A change of control constitutes an event of default under the 2006 Credit Agreements, which would permit Products Corporation’s lenders to accelerate amounts outstanding under the 2006 Credit Facilities. In addition, holders of the 9 1/2% Senior Notes may require Products Corporation to repurchase their respective notes under those circumstances. Upon a change of control, Products Corporation would also be required, after fulfiling its repayment obligations under the 9 1/2% Senior Notes indenture, to repay in full the MacAndrews & Forbes Senior Subordinated Term Loan.

Products Corporation may not have sufficient funds at the time of any such change of control to repay in full the borrowings under the 2006 Credit Facilities or to repurchase or redeem the 9 1/2% Senior Notes and/or repay the MacAndrews & Forbes Senior Subordinated Term Loan. (See “The Company’s ability to service its debt and meet its cash requirements depends on many factors, including achieving anticipated levels of revenue and expenses. If such revenue or expense levels prove to be other than as anticipated, the Company may be unable to meet its cash requirements or Products Corporation may be unable to meet the requirements of the financial covenants under the 2006 Credit Agreements, which could have a material adverse effect on the Company’s business, financial condition and/or results of operations”).

MacAndrews & Forbes has the power to direct and control the Company’s business.

MacAndrews & Forbes is wholly-owned by Ronald O. Perelman. Mr. Perelman, directly and through MacAndrews & Forbes, beneficially owned, at December 31, 2008, approximately 61% of Revlon, Inc.’s outstanding Class A and Class B Common Stock and controlled approximately 75% of the combined voting power of the outstanding shares of Revlon, Inc.’s Class A and Class B Common Stock. As a result, MacAndrews & Forbes is able to control the election of the entire Board of Directors of Revlon, Inc. and Products Corporation (as it is a wholly owned subsidiary of Revlon, Inc.) and controls the vote on all matters submitted to a vote of Revlon, Inc.’s and Products Corporation’s stockholders, including the approval of mergers, consolidations, sales of some, all or substantially all of the Company’s assets, issuances of capital stock and similar transactions.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table sets forth, as of December 31, 2008, the Company’s major manufacturing, research and warehouse/distribution facilities, all of which are owned except where otherwise noted.

		Approximate
		Floor Space
Location	Use	Sq. Ft.

Oxford, North Carolina	Manufacturing, warehousing, distribution and office(a)	1,012,000
Mississauga, Canada	Warehousing, distribution and office (leased)	195,000
Caracas, Venezuela	Manufacturing, distribution and office	145,000
Canberra, Australia	Warehousing, distribution and office (leased)	125,000
Edison, New Jersey	Research and office (leased)	123,000
Rietfontein, South Africa	Warehousing, distribution and office (leased)	120,000
Isando, South Africa	Manufacturing, warehousing, distribution and office	94,000
Stone, United Kingdom	Warehousing and distribution (leased)	92,000

(a)	Property subject to liens under the 2006 Credit Agreements.

In addition to the facilities described above, the Company owns and leases additional facilities in various areas throughout the world, including the lease for the Company’s executive offices in New York, New York (approximately 76,500 square feet as of December 31, 2008). Management considers the Company’s facilities to be well-maintained and satisfactory for the Company’s operations, and believes that the Company’s facilities and third party contractual supplier arrangements provide sufficient capacity for its current and expected production requirements.

Item 3.	Legal Proceedings

The Company is involved in various routine legal proceedings incident to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the Company’s business, results of operations and/or its consolidated financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Revlon, Inc. beneficially owns all of the 5,260 outstanding shares of Products Corporation’s common stock, par value $1.00 per share. MacAndrews & Forbes, which is wholly-owned by Ronald O. Perelman, at December 31, 2008 beneficially owned (i) 28,207,735 shares of Class A Common Stock, with a par value of $0.01 per share (the “Class A Common Stock”) (20,166,143 shares of which were beneficially owned by MacAndrews & Forbes, 7,718,092 shares of which were owned by a holding company in which each of Mr. Perelman and the Ronald O. Perelman 2008 Trust owns 50% of the shares called RCH Holdings One Inc., 323,500 shares of which were owned directly by Mr. Perelman and 4,561,610 shares of which were beneficially owned by a family member of Mr. Perelman with respect to which shares MacAndrews & Forbes holds a voting proxy) and (ii) all of the outstanding 3,125,000 shares of Revlon, Inc.’s Class B Common Stock, with a par value of $0.01 per share (the “Class B Common Stock” and together with the Class A Common Stock, the “Common Stock”).

Based on the shares referenced in clauses (i) and (ii) above, and including Mr. Perelman’s vested stock options, Mr. Perelman, directly and indirectly, through MacAndrews & Forbes, at December 31, 2008, beneficially owned approximately 59% of Revlon, Inc.’s Class A Common Stock, 100% of Revlon, Inc.’s Class B Common Stock, together representing approximately 61% of Revlon, Inc.’s outstanding shares of Common Stock and approximately 75% of the combined voting power of the outstanding shares of Revlon, Inc.’s Common Stock. The remaining 20,042,428 shares of Class A Common Stock outstanding at December 31, 2008 were owned by the public.

Revlon, Inc.’s Class A Common Stock is listed and traded on the New York Stock Exchange (the “NYSE”). There is no established market for Products Corporation’s common stock, as all 5,260 outstanding shares of Products Corporation’s common stock were held by Revlon, Inc. as of December 31, 2008. No cash dividends were declared or paid during 2008 by Products Corporation to Revlon, Inc. or by Revlon, Inc. on its Common Stock. The terms of the 2006 Credit Agreements, the 9 1/2% Senior Notes indenture and the MacAndrews & Forbes Senior Subordinated Term Loan Agreement currently restrict Products Corporation’s ability to pay dividends or make distributions to Revlon, Inc., except in limited circumstances.

Item 6.	Selected Financial Data

The Consolidated Statements of Operations Data for each of the years in the five-year period ended December 31, 2008 and the Balance Sheet Data as of December 31, 2008, 2007, 2006, 2005 and 2004 are derived from the Company’s Consolidated Financial Statements, which have been audited by an independent registered public accounting firm. The Selected Consolidated Financial Data should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

As Ceil (the Company’s indirect Brazilian subsidiary which was disposed of in July 2008) was classified as a discontinued operation, effective in July 2008, the following amounts in the selected financial data for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 have been updated to give effect to the Bozzano Sale Transaction.

	Year Ended December 31,
	(In millions, except per share amounts)
	2008(a)	2007(b)	2006(c)	2005(d)	2004

Statement of Operations Data:
Net sales	$1,346.8	$1,367.1	$1,298.7	$1,303.5	$1,276.2
Gross profit	855.9	861.4	771.0	810.5	801.8
Selling, general and administrative expenses	701.6	728.7	789.0	738.7	708.9
Restructuring costs and other, net	(8.4)	7.3	27.4	1.5	5.8
Operating income (loss)	162.7	125.4	(45.4)	70.3	87.1
Interest Expense	119.7	135.6	147.7	129.5	130.6
Loss on early extinguishment of debt	0.7	0.1	23.5	9.0(e )	90.7(f )
Income (loss) from continuing operations	21.0	(11.9)	(245.3)	(79.4)	(152.6)
Income from discontinued operations	44.8	2.9	0.8	1.6	9.8
Net income (loss)	65.8	(9.0)	(244.5)	(77.8)	(142.8)

	Year Ended December 31,
	(In millions)
	2008(a)	2007(b)	2006(c)	2005(d)	2004

Balance Sheet Data:
Total assets	$842.3	$909.7	$944.0	$1,048.4	$998.6
Total indebtedness	1,329.6	1,440.6	1,506.9	1,418.4	1,355.3
Total stockholder’s deficiency	(1,083.4)	(1,061.6)	(1,217.6)	(1,091.2)	(1,021.8)

(a)	Results for 2008 include a $5.9 million gain from the sale of a non-core trademark during the first quarter of 2008, and a $4.3 million gain related to the sale of the Mexico facility (which is comprised of a $7.0 million gain on the sale, partially offset by related restructuring charges of $1.1 million, $1.2 million of SG&A and cost of sales and $0.4 million of taxes). In addition, results for 2008 also include restructuring charges of approximately $3.8 million, of which $0.8 million related to a restructuring in Canada, $2.9 million related to the Company’s realignment of certain functions within customer business development, information management and administrative services in the U.S. and $0.1 million related to other various restructurings. The results of discontinued operations for 2008 included a one-time gain from the Bozzano Sale Transaction of $45.2 million.

(b)	Results for 2007 include restructuring charges of approximately $4.4 million and $2.9 million in connection with restructurings announced in 2006 (the “2006 Programs”) and in 2007 (the “2007 Programs”), respectively. The $4.4 million of restructuring charges associated with the 2006 Programs were primarily for employee severance and other employee-related termination costs principally relating to a broad organizational streamlining. The $2.9 million of restructuring charges associated with the 2007 Programs were primarily for employee severance and other employee-related termination costs relating principally to the closure of the Company’s facility in Irvington, New Jersey and other employee-related termination costs relating to personnel reductions in the Company’s information management function and its sales force in Canada.

(c)	Results for 2006 include charges of $9.4 million in connection with the departure of Mr. Jack Stahl, the Company’s former President and Chief Executive Officer, in September 2006 (including $6.2 million for severance and related costs and $3.2 million for the accelerated amortization of Mr. Stahl’s unvested options and unvested restricted stock), $60.4 million in connection with the discontinuance of the Vital Radiance brand and restructuring charges of approximately $27.6 million in connection with the 2006 Programs.

(d)	Results for 2005 include expenses of approximately $44 million in incremental returns and allowances and approximately $7 million in accelerated amortization cost of certain permanent displays related to the launch of Vital Radiance and the re-stage of the Almay brand.

(e)	The loss on early extinguishment of debt for 2005 includes: (i) a $5.0 million prepayment fee related to the prepayment in March 2005 of $100.0 million of indebtedness outstanding under the 2004 Term Loan Facility of the 2004 Credit Agreement with a portion of the proceeds from the issuance of Products Corporation’s Original 9 1/2% Senior Notes (as defined in Note 9 “Long Term Debt” to the Consolidated Financial Statements) and (ii) the aggregate $1.5 million loss on the redemption of all of Products Corporation’s 8 1/8% Senior Notes and 9% Senior Notes (each as hereinafter defined) in April 2005, as well as the write-off of the portion of deferred financing costs related to such prepaid amount.

(f)	Represents the loss on the exchange of equity for certain indebtedness in the Revlon Exchange Transactions (as defined in Note 9 “Long Term Debt” to the Consolidated Financial Statements) and fees, expenses, premiums and the write-off of deferred financing costs related to the Revlon Exchange Transactions, the tender for and redemption of all of Products Corporation’s 12% Senior Secured Notes due 2005 (including the applicable premium) and the repayment of Products Corporation’s 2001 bank credit agreement.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For additional information regarding our business, see “Part 1 — Business” of this Annual Report on Form 10-K.

Overview of Sales and Earnings Results

Consolidated net sales in 2008 were $1,346.8 million, a decrease of $20.3 million, or 1.5%, compared to $1,367.1 million in 2007. Foreign currency fluctuations negatively impacted net sales by $8.4 million, or 0.9% excluding the impact of foreign currency fluctuations. Excluding foreign currency fluctuations, net sales of Revlon brand color cosmetics increased 9% driven by increased new product introductions (with higher shipments and lower product returns, partially offset by higher promotional allowances). Increased net sales of Revlon brand color cosmetics were offset by declines in net sales of Almay brand color cosmetics (with higher shipments of Almay brand color cosmetics offset by higher product returns and higher promotional allowances for Almay brand color cosmetics), and lower net sales of certain fragrance and beauty care brands.

In the United States, net sales in 2008 were $782.6 million, a decrease of $21.6 million, or 2.7%, compared to $804.2 million in 2007. Higher net sales of Revlon brand color cosmetics were offset by lower net sales of Almay brand color cosmetics, fragrance and beauty care products. In the fragrance and beauty care categories, higher net sales of Revlon ColorSilk hair color and Revlon beauty tools in 2008 were offset by lower net sales of Revlon Colorist hair color, Revlon Flair fragrance and Mitchum Smart Solid anti-perspirant deodorant, which were launched in 2007.

In the Company’s international operations, net sales in 2008 were $564.2 million, an increase of $1.3 million, or 0.2%, compared to $562.9 million in 2007. Excluding the unfavorable impact of foreign currency fluctuations of $8.4 million, net sales in 2008 increased by 1.7% as a result of higher net sales of Revlon and Almay brand color cosmetics, Revlon beauty tools and Mitchum anti-perspirant deodorant, partially offset by lower net sales of fragrance and hair care products, compared to 2007. Higher net sales in the Company’s Asia Pacific and Latin America regions were partially offset by lower net sales in the Europe region.

Consolidated net income in 2008 was $65.8 million, as compared to a consolidated net loss of $9.0 million in 2007. Consolidated net income in 2008 included a $45.2 million one-time gain from the Bozzano Sale Transaction, which was included in net income from discontinued operations, and a loss from discontinued operations of $0.4 million. The improvement in net income from continuing operations in 2008 compared to 2007 was primarily due to:

•	increased net sales of Revlon brand color cosmetics during 2008;

•	lower SG&A of $27.1 million, primarily driven by lower advertising costs in the 2008 period, since the 2007 period included advertising costs associated with the launches of Revlon Colorist hair color, Revlon Flair fragrance and Mitchum Smart Solid anti-perspirant deodorant, partially offset by higher advertising costs in 2008 in support of Revlon brand color cosmetics;

•	lower interest expense of $15.9 million due to lower weighted average borrowing rates and lower average debt levels;

•	a $5.9 million net gain from the sale of a non-core trademark during the first quarter of 2008;

•	a $4.3 million net gain related to the sale of the Mexico facility (which is comprised of a $7.0 million gain on the sale, partially offset by related restructuring charges of $1.1 million, $1.2 million of SG&A and cost of sales and $0.4 million of taxes); partially offset by

•	a $8.5 million increase in income taxes;

•	$6.9 million of lower foreign currency gains; and

•	$2.9 million of restructuring charges related to the Company’s realignment of certain functions within customer business development, information management and administrative services.

Overview of AC Nielsen-measured U.S. Mass Retail Dollar Share

According to ACNielsen, the U.S. mass retail color cosmetics category grew 3.8% in 2008 compared to 2007. U.S. mass retail dollar share results, according to ACNielsen, for the Revlon and Almay color cosmetics brands, and for Revlon ColorSilk hair color, Mitchum anti-perspirant/deodorant and Revlon beauty tools for the year ended December 31, 2008, as compared to the year-ago period, are summarized in the table below:

	$ Share%
			Point
	2008	2007	Change

Revlon Brand Color Cosmetics	12.7%	12.9%	(0.2)
Almay Brand Color Cosmetics	5.9	6.0	(0.1)
Revlon ColorSilk Hair Color	8.2	7.8	0.4
Mitchum Anti-perspirant/Deodorant	5.0	5.5	(0.5)
Revlon Beauty Tools	18.8	23.7	(4.9)

All U.S. mass retail dollar share dollar volume and related data herein for the Company’s brands are based upon retail sales in the U.S. mass retail channel, which are derived from ACNielsen data. ACNielsen measures retail sales volume of products sold by retailers in the U.S. mass retail channel. Such data represent ACNielsen’s estimates based upon samples of retail share data gathered by ACNielsen and are therefore subject to some degree of variance and may contain slight rounding differences. ACNielsen’s data does not reflect sales volume from Wal-Mart, Inc., which is the Company’s largest customer, representing approximately 23% of the Company’s full year 2008 worldwide net sales, or sales volume from regional mass volume retailers, prestige, department stores, television shopping, door-to-door, specialty stores, internet, perfumeries or other distribution outlets, all of which are channels for cosmetics sales. From time to time, ACNielsen adjusts its methodology for data collection and reporting, which may result in adjustments to the categories and share data tracked by ACNielsen for both current and prior periods.

Overview of Financing Activities

In January 2008, Products Corporation entered into the MacAndrews & Forbes Senior Subordinated Term Loan Agreement and on February 1, 2008 used the $170 million proceeds from such loan to repay in full the $167.4 million remaining aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes, which matured on February 1, 2008, and to pay $2.55 million of related fees and expenses. In connection with such repayment, Products Corporation also used cash on hand to pay $7.2 million of accrued and unpaid interest due on the 8 5/8% Senior Subordinated Notes. (See “Financial Condition, Liquidity and Capital Resources — 2008 Repayment of the 8 5/8% Senior Subordinated Notes with the MacAndrews & Forbes Senior Subordinated Term Loan” describing Products Corporation’s full repayment of the balance of the 8 5/8% Senior Subordinated Notes in February 2008).

In September 2008, Products Corporation used $63 million of the net proceeds from the Bozzano Sale Transaction to partially repay $63 million of the outstanding aggregate principal amount of the MacAndrews & Forbes Senior Subordinated Term Loan. Following such partial repayment, there remained outstanding $107 million in aggregate principal amount outstanding under the MacAndrews & Forbes Senior Subordinated Term Loan.

In November 2008, Products Corporation extended the maturity date of the MacAndrews & Forbes Senior Subordinated Term Loan from August 2009 to the earlier of (1) the date that Revlon, Inc. issues equity with gross proceeds of at least $107 million, which proceeds would be contributed to Products Corporation and used to repay the $107 million remaining aggregate principal balance of the MacAndrews & Forbes Senior Subordinated Term Loan, or (2) August 1, 2010.

Other Factors

The Company expects its results in 2009 will be impacted from increased pension expense due to a significant decline in pension asset values in 2008, which began in late 2008, and may be further affected by adverse foreign currency fluctuations and uncertain global economic conditions. However, the Company’s objective is to maximize its business results in light of these conditions.

The Company expects pension and other post-retirement expenses (i.e., the net periodic benefit cost) to be approximately $30 million to $35 million in 2009, compared to $7.4 million in 2008. In addition, the Company expects cash contributions to its pension and other post-retirement benefit plans to be approximately $25 million to $30 million in 2009, compared to $12.8 million in 2008. In addition, the Company expects purchases of permanent wall displays and capital expenditures in 2009 to be approximately $50 million and $20 million, respectively.

Results of Operations

Year ended December 31, 2008 compared with the year ended December 31, 2007

In the tables, all amounts in millions and numbers in parenthesis ( ) denote unfavorable variances.

Net sales:

Consolidated net sales in 2008 were $1,346.8 million, a decrease of $20.3 million, or 1.5%, compared to $1,367.1 million in 2007. Foreign currency fluctuations negatively impacted net sales by $8.4 million, or 0.9% excluding the impact of foreign currency fluctuations. Excluding foreign currency fluctuations, net sales of Revlon brand color cosmetics increased 9% driven by increased new product introductions (with higher shipments and lower product returns, partially offset by higher promotional allowances). Increased net sales of Revlon brand color cosmetics were offset by declines in net sales of Almay brand color cosmetics (with higher shipments of Almay brand color cosmetics offset by higher product returns and higher promotional allowances for Almay brand color cosmetics), and lower net sales of certain fragrance and beauty care brands.

	Year Ended December 31,		Change		XFX Change(1)
	2008	2007	$	%	$	%

United States	$782.6	$804.2	$(21.6)	(2.7)%	$(21.6)	(2.7)%
Asia Pacific	265.0	255.6	9.4	3.7	17.2	6.7
Europe	200.8	211.1	(10.3)	(4.9)	(9.9)	(4.7)
Latin America	98.4	96.2	2.2	2.3	2.3	2.4

Total International	$564.2	$562.9	$1.3	0.2%	$9.6	1.7%

Total Company	$1,346.8	$1,367.1	$(20.3)	(1.5)%	$(12.0)	(0.9)%

(1)	XFX excludes the impact of foreign currency fluctuations.

United States

In the United States, net sales in 2008 were $782.6 million, a decrease of $21.6 million, or 2.7%, compared to $804.2 million in 2007. Higher net sales of Revlon brand color cosmetics were offset by lower net sales of Almay brand color cosmetics, fragrance and beauty care products. In the fragrance and beauty care categories, higher net sales of Revlon ColorSilk hair color and Revlon beauty tools in 2008 were offset by lower net sales of Revlon Colorist hair color, Revlon Flair fragrance and Mitchum Smart Solid anti-perspirant deodorant, which were launched in 2007.

International

In the Company’s international operations, net sales in 2008 were $564.2 million, an increase of $1.3 million, or 0.2%, compared to $562.9 million in 2007. Excluding the unfavorable impact of foreign currency fluctuations of $8.4 million, net sales in 2008 increased by 1.7% as a result of higher net sales of Revlon and Almay brand color cosmetics, Revlon beauty tools and Mitchum anti-perspirant deodorant, partially offset by lower net sales of fragrance and hair care products, compared to 2007. Higher net sales in the Company’s Asia Pacific and Latin America regions in 2008, compared to 2007, were partially offset by lower net sales in the Europe region.

In Asia Pacific, which is comprised of Asia Pacific and Africa, net sales increased 3.7%, or 6.7% excluding the impact of foreign currency fluctuations, to $265.0 million compared to $255.6 million in 2007. This growth in net sales was due primarily to higher shipments of Revlon color cosmetics throughout the region and higher shipments of beauty care products and fragrances in South Africa (which together contributed approximately 5.3 percentage points to the increase in the region’s net sales for 2008, as compared with 2007).

In Europe, which is comprised of Europe, Canada and the Middle East, net sales decreased 4.9%, or 4.7% excluding the impact of foreign currency flutuations, to $200.8 million compared to $211.1 million in 2007. Lower shipments of fragrances and color cosmetics in the U.K., Italy and certain distributor markets (which together contributed approximately 6.3 percentage points to the decrease in the region’s net sales in 2008, as compared with 2007) were partially offset by higher shipments of Revlon and Almay color cosmetics in Canada (which offset by approximately 2.1 percentage points the decrease in the region’s net sales in 2008, as compared with 2007).

In Latin America, which is comprised of Mexico, Central America and South America, net sales increased 2.3%, or 2.4% excluding the impact of foreign currency fluctuations, to $98.4 million compared to $96.2 million in 2007. The increase in net sales was primarily driven by higher net sales in Venezuela and Argentina (which together contributed approximately 10.7 percentage points to the increase in the region’s net sales in 2008, as compared with 2007), partially offset by lower shipments of beauty care products in Mexico and lower shipments of fragrances and color cosmetics in certain distributor markets (which offset by approximately 7.1 percentage points the Latin America region’s increase in net sales in 2008, as compared with 2007).

Gross profit:

	Year Ended December 31,
	2008	2007	Change

Gross profit	$855.9	$861.4	$(5.5)
Percentage of net sales	63.5%	63.0%	0.5%

The 0.5 percentage point increase in gross profit as a percentage of net sales for 2008, compared to 2007, was primarily due to:

•	changes in sales mix, which increased gross profit as a percentage of net sales by 0.4 percentage points; and

•	manufacturing costs, driven primarily by overhead and labor efficiencies, which increased gross profit as a percentage of net sales by 0.3 percentage points.

SG&A expenses:

	Year Ended December 31,
	2008	2007	Change

SG&A expenses	$701.6	$728.7	$27.1

The decrease in SG&A expenses for 2008, as compared to 2007, was driven primarily by:

•	$39.1 million of lower advertising costs in the 2008 period since the 2007 period included advertising costs associated with the launches of Revlon Colorist hair color, Revlon Flair fragrance and Mitchum Smart Solid anti-perspirant deodorant, partially offset by $11.5 million of higher advertising costs in 2008 in support of Revlon and Almay brand color cosmetics; and

•	$9.5 million of lower permanent display amortization expenses; partially offset by

•	a $4.4 million benefit in 2007 related to the reversal of a deferred rental liability upon exiting a portion of the Company’s New York City headquarters leased space in 2007.

Restructuring costs:

	Year Ended December 31,
	2008	2007	Change

Restructuring costs and other, net	$(8.4)	$7.3	$15.7

During 2008, the Company recorded income of $8.4 million included in restructuring costs and other, net, primarily due to a gain of $7.0 million related to the sale of its facility in Mexico and a net gain of $5.9 million related to the sale of a non-core trademark. In addition, a $0.4 million favorable adjustment was recorded to restructuring costs associated with the 2006 Programs, primarily due to the charges for severance and other employee-related termination costs being slightly lower than originally estimated. These were partially offset by a restructuring charge of $4.9 million for the 2008 Programs, of which $0.8 million related to a restructuring in Canada, $1.1 million related to the Company’s decision to close and sell its facility in Mexico, $2.9 million related to the Company’s realignment of certain functions within customer business development, information management and administrative services in the U.S. and $0.1 million related to other various restructurings. Of the net $4.9 million of charges related to the 2008 Programs, $4.7 million of which were cash charges, $1.7 million was paid out in 2008 and $3.0 million is expected to be paid out by the end of 2009.

During 2007, the Company implemented the 2007 Programs, which consisted of the closure of the Company’s Irvington facility and personnel reductions within the Company’s Information Management (IM) function and the sales force in Canada, which actions were designed, for the IM function resources, to better align the Company’s information management plan, and in Canada, to improve the allocation of resources. Both actions resulted in reduced costs and an improvement in the Company’s operating profit margins. In connection with the 2007 Programs, the Company incurred a total of approximately $2.9 million of restructuring charges and other costs to implement these programs, consisting of approximately $2.5 million of charges related to employee severance and other employee-related termination costs for the 2007 Programs and approximately $0.4 million of various other charges related to the closure of the Irvington facility. The Company recorded all $2.9 million of the restructuring charges for the 2007 Programs in 2007, all of which were cash charges. Of such charges, $2.3 million was paid out in 2007, $0.5 million was paid out in 2008 and approximately $0.1 million is expected to be paid out through 2009. In addition, in 2007, the Company recorded $4.4 million in restructuring expenses associated with the 2006 Programs for vacating leased space, employee severance and other employee-related termination costs. (See Note 3 “Restructuring Costs and Other, Net” to the Consolidated Financial Statements regarding the 2006 Programs).

Other expenses (income):

	Year Ended December 31,
	2008	2007	Change

Interest expenses	$119.7	$135.6	$15.9

The decrease in interest expense for 2008, as compared to 2007, was due to lower weighted average borrowing rates and lower average debt levels. (See Note 9 “Long-Term Debt” to the Consolidated Financial Statements).

Provision for income taxes:

	Year Ended December 31,
	2008	2007	Change

Provision for income taxes	$15.9	$7.4	$(8.5)

The increase in the tax provision for 2008, as compared to 2007, was attributable to favorable tax adjustments in 2007, which did not reoccur in 2008, as well as higher taxable income in certain jurisdictions outside the U.S. in 2008 versus 2007. The 2007 tax provision benefited from a $5.9 million reduction in tax liabilities due to the resolution of various international tax matters as a result of regulatory developments and the reduction of a valuation allowance by $4.2 million.

Year ended December 31, 2007 compared with the year ended December 31, 2006

In the tables, all amounts in millions and numbers in parenthesis ( ) denote unfavorable variances.

Net sales:

Consolidated net sales in 2007 increased $68.4 million, or 5.3%, to $1,367.1, as compared with $1,298.7 million in 2006. Excluding the favorable impact of foreign currency fluctuations, consolidated net sales increased by $46.2 million, or 3.6%, in 2007. Net sales for 2006 were reduced by approximately $20 million due to Vital Radiance, which was discontinued in September 2006.

	Year Ended December 31,		Change		XFX Change(1)
	2007	2006	$	%	$	%

United States	$804.2	$764.9	$39.3	5.1%	$39.3	5.1%
Asia Pacific	255.6	237.7	17.9	7.5	11.7	4.9
Europe	211.1	204.2	6.9	3.4	(9.0)	(4.4)
Latin America	96.2	91.9	4.3	4.7	4.2	4.6

Total International	$562.9	$533.8	$29.1	5.5%	$6.9	1.3%

Total Company	$1,367.1	$1,298.7	$68.4	5.3%	$46.2	3.6%

(1)	XFX excludes the impact of foreign currency fluctuations.

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

International

In the Company’s international operations, foreign currency fluctuations favorably impacted net sales in 2007 by $22.2 million. Excluding the impact of foreign currency fluctuations, the $6.9 million increase in net sales in 2007 in the Company’s international operations, as compared with 2006, was driven primarily by higher shipments in the Asia Pacific region, partially offset by lower shipments in the Europe region, particularly in Canada. Net sales in Canada in 2006 were positively impacted by certain promotional programs in color cosmetics and the restage of Almay color cosmetics.

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

In Latin America, which is comprised of Mexico, Central America and South America, the increase in net sales, excluding the favorable impact of foreign currency fluctuations, was driven primarily by higher shipments in Venezuela and, to a lesser extent, Argentina (which together contributed approximately 12.6 percentage points to the increase in net sales for the region in 2007, as compared with 2006). This increase was substantially offset by a net sales decline in Chile resulting from the move of the Chile subsidiary business to a distributor model during 2007 (which together offset approximately 4.1 percentage points of the increase in net sales for the region in 2007, as compared with 2006). The higher shipments in Venezuela and Argentina were driven primarily by growth in color cosmetics and beauty care products.

Gross profit:

	Year Ended December 31,
	2007	2006	Change

Gross profit	$861.4	$771.0	$90.4
Percentage of net sales	63.0%	59.4%	3.6%

The 3.6 percentage point increase in gross profit for 2007 compared to 2006 was primarily due to:

•	lower estimated excess inventory charges in 2007 compared to 2006 resulting from estimated excess inventory charges in 2006 related to the Vital Radiance, Almay and Revlon brands, which increased gross profit as a percentage of net sales by 2.4 percentage points; and

•	higher net sales including the impact of approximately $64.4 million of charges for estimated returns and allowances recorded in 2006 related to the Vital Radiance brand (which was discontinued in September 2006), which increased gross profit as a percentage of net sales by 2.0 percentage points, partially offset by unfavorable changes in sales mix and lower production volume in 2007.

SG&A expenses:

	Year Ended December 31,
	2007	2006	Change

SG&A expenses	$728.7	$789.0	$60.3

The decrease in SG&A expenses for 2007 compared to 2006 was driven primarily by:

•	approximately $25.9 million of lower general and administrative expenses, primarily related to the impact of the Company’s 2006 and 2007 organizational realignment and streamlining activities, which resulted in lower personnel-related expenses and occupancy expenses. Occupancy expenses were lower by $8.1 million in 2007 versus 2006, primarily related to the Company’s exit of a portion of its New York City headquarters leased space, including a benefit of $4.4 million related to the reversal of a deferred rental liability upon exit of the space in the first quarter of 2007;

•	approximately $15.2 million of lower display amortization expenses in 2007 compared to 2006, which included $8.9 million of charges related to the accelerated amortization and write-off of certain displays in connection with the discontinuance of the Vital Radiance brand, as well as additional display amortization costs in 2006 of $8.3 million related to the Vital Radiance brand prior to its discontinuance in September 2006;

•	approximately $10.9 million of lower advertising costs in 2007 compared to 2006, including advertising costs of $36.4 million for the Vital Radiance brand in 2006, partially offset by higher advertising spending in 2007 on the Company’s core brands; and

•	$9.4 million of severance and accelerated charges recorded in 2006 related to unvested options and unvested restricted stock in connection with the termination of the former CEO’s employment in September 2006.

Restructuring costs:

	Year Ended December 31,
	2007	2006	Change

Restructuring costs and other, net	$7.3	$27.4	$20.1

In 2007, the Company recorded $7.3 million in restructuring expenses for vacating leased space, employee severance and other employee-related termination costs. (See Note 3, “Restructuring Costs and Other, Net” to the Consolidated Financial Statements regarding the 2007 Programs). In 2006, the Company recorded $27.4 million in restructuring expenses for employee severance and employee-related termination costs related to the 2006 Programs.

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

Other expenses (income):

	Year Ended December 31,
	2007	2006	Change

Interest expenses	$135.6	$147.7	$12.1

The decrease in interest expenses for 2007 compared to 2006 was primarily due to lower average borrowing rates on comparable debt levels (See Note 9 “Long-Term Debt” to the Consolidated Financial Statements).

	Year Ended December 31,
	2007	2006	Change

Loss on early extinguishment of debt	$0.1	$23.5	$23.4

For 2007, the loss on early extinguishment of debt represents the loss on the redemption in February 2007 of approximately $50 million in aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes using a portion of the net proceeds of the $100 Million Rights Offering completed in January 2007 (See “Financial Condition, Liquidity and Capital Resources — 2008 Repayment of the 8 5/8% Senior Subordinated Notes with the MacAndrews & Forbes Senior Subordinated Term Loan” describing Products Corporation’s full repayment of the balance of the 8 5/8% Senior Subordinated Notes in February 2008). In 2006, the loss on early extinguishment of debt represents the loss on the redemption in April 2006 of approximately $110 million in aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes using the net proceeds of the $110 Million Rights Offering completed in March 2006.

	Year Ended December 31,
	2007	2006	Change

Miscellaneous (income) expense, net	$(0.4)	$3.9	$4.3

In 2006, the Company incurred fees and expenses associated with the various amendments to Products Corporation’s 2004 Credit Agreement. See Note 9 “Long-Term Debt — Other Transactions under the 2004 Credit Agreement Prior to Its Complete Refinancing in December 2006” to the Consolidated Financial Statements.

Provision for income taxes:

	Year Ended December 31,
	2007	2006	Change

Provision for income taxes	$7.4	$19.9	$12.5

The decrease in the provision for income taxes in 2007, as compared with 2006, was primarily attributable to the 2007 tax provision benefitting from a $5.9 million reduction in tax liabilities due to the resolution of various international tax matters as a result of regulatory developments and the reduction of a valuation allowance by $4.2 million, which together offset the effect of higher taxable income in 2007 in certain foreign jurisdictions.

Financial Condition, Liquidity and Capital Resources

Net cash provided by (used in) operating activities was $33.1 million, $0.3 million and $(139.7) million for 2008, 2007 and 2006, respectively. The improvement in 2008 compared to 2007 was primarily due to net income of $65.8 million in 2008, as compared to a net loss in 2007 of $9.0 million, and the positive cash impact of changes in working capital. The improvement in 2007 compared to 2006 was primarily due to lower net loss and decreased purchases of permanent displays, partially offset by the cash impact of changes in net working capital, including cash used for product return settlements in 2007 related to the September 2006 discontinuance of Vital Radiance and lower trade receivables.

Net cash provided by (used in) investing activities was $100.5 million, $(17.4) million and $(22.1) million for 2008, 2007 and 2006, respectively. Capital expenditures were $20.7 million, $19.8 million and $22.1 million in 2008, 2007 and 2006, respectively. Net cash provided by investing activities in 2008 included $107.6 million in gross proceeds from the Bozzano Sale Transaction (see Note 2, “Discontinued Operations” to the Consolidated Financial Statements) and $13.6 million in proceeds from the sale of a non-core trademark and certain other assets (which included net proceeds as a result of the sale of the Mexico facility).

Net cash (used in) provided by financing activities was $(111.9) million, $29.1 million and $163.0 million for 2008, 2007 and 2006, respectively. Net cash used in financing activities for 2008 included the full repayment on February 1, 2008 of the $167.4 million remaining aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes, which matured on February 1, 2008, and $43.5 million of repayments under the 2006 Revloving Credit Facility, offset by proceeds of $170.0 million from the MacAndrews & Forbes Senior Subordinated Term Loan Agreement, which Products Corporation used to repay in full such 8 5/8% Senior Subordinated Notes on their February 1, 2008 maturity date, and to pay $2.55 million of related fees and expenses. In addition, in September 2008, the Company used $63.0 million of the net proceeds from the Bozzano Sale Transaction to repay $63.0 million in aggregate principal amount of the MacAndrews & Forbes Senior Subordinated Term Loan, leaving $107 million in aggregate principal amount remaining outstanding under such loan.

Net cash provided by financing activities for 2007 included net proceeds of $98.9 million from Revlon, Inc.’s issuance of Class A Common Stock as a result of the closing of the $100 Million Rights Offering in January 2007. Revlon, Inc.’s proceeds from the $100 Million Rights Offering were promptly transferred to Products Corporation, which it used in February 2007 to redeem $50.0 million aggregate principal amount of its 8 5/8% Senior Subordinated Notes at an aggregate redemption price of $50.3 million, including $0.3 million of accrued and unpaid interest up to, but not including, the redemption date. The remainder of such proceeds was used to repay approximately $43.3 million of indebtedness outstanding under Products Corporation’s 2006 Revolving Credit Facility, without any permanent reduction of that commitment, after incurring fees and expenses of approximately $1.1 million incurred in connection with the $100 Million Rights Offering, with approximately $5 million of the remaining proceeds then being available for general corporate purposes.

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

The net proceeds from the $110 Million Rights Offering were promptly transferred to Products Corporation, which it used in April 2006, together with available cash, to redeem $109.7 million aggregate principal amount of its 8 5/8% Senior Subordinated Notes at an aggregate redemption price of $111.8 million, including $2.1 million of accrued and unpaid interest up to, but not including, the redemption date and to pay related financing costs of $9.4 million (the balance of which was repaid in full in February 2008 — See “Financial Condition, Liquidity and Capital Resources — 2008 Repayment of the 8 5/8% Senior Subordinated Notes with the MacAndrews & Forbes Senior Subordinated Term Loan”). Products Corporation used the proceeds from the $100.0 million Term Loan Add-on to repay in July 2006 $78.6 million of outstanding indebtedness under the 2004 Multi-Currency Facility under Products Corporation’s 2004 Credit Agreement, without any permanent reduction in the commitment under that facility, and the balance of $11.7 million, after the payment of fees and expenses incurred in connection with consummating such transaction, was used for general corporate purposes. Products Corporation used the proceeds from the $840.0 million 2006 Term Loan Facility to repay in December 2006 approximately $798.0 million of outstanding indebtedness under the 2004 Term Loan Facility, repay approximately $13.3 million of indebtedness outstanding under the 2006 Revolving Credit Facility and pay approximately $15.3 million of accrued interest and a $8.0 million prepayment fee.

At January 31, 2009, Products Corporation had a liquidity position of approximately $184.0 million, consisting of cash and cash equivalents (net of any outstanding checks) of approximately $55.1 million, as well as approximately $128.9 million in available borrowings under the 2006 Revolving Credit Facility.

December 2006 — Credit Agreement Refinancing

In December 2006, Products Corporation refinanced its 2004 Credit Agreement (as hereinafter defined), and, among other things, reduced its interest rates and extended the maturity dates for its bank credit facilities from July 9, 2009 to January 15, 2012 in the case of the 2006 Revolving Credit Facility and from July 9, 2010 to January 15, 2012 in the case of the 2006 Term Loan Facility (as hereinafter defined).

In July 2004, Products Corporation entered into a credit agreement (the “2004 Credit Agreement”) with certain of its subsidiaries as local borrowing subsidiaries, a syndicate of lenders, Citicorp USA, Inc., as multi-currency administrative agent, term loan administrative agent and collateral agent, UBS Securities LLC as syndication agent and Citigroup Global Markets Inc. as sole lead arranger and sole bookrunner.

The 2004 Credit Agreement originally provided up to $960.0 million and consisted of a term loan facility of $800.0 million (the “2004 Term Loan Facility”) and a $160.0 million multi-currency revolving credit facility, the availability under which varied based upon the borrowing base that was determined based upon the value of eligible accounts receivable and eligible inventory in the U.S. and the U.K. and eligible real property and equipment in the U.S. from time to time (the “2004 Multi-Currency Facility”).

As part of the December 2006 refinancing of the 2004 Credit Agreement, Products Corporation replaced the $800 million 2004 Term Loan Facility under its 2004 Credit Agreement with a 5-year, term loan facility (the “2006 Term Loan Facility”) in an original aggregate principal amount of $840 million pursuant to a term loan agreement, dated as of December 20, 2006, among Products Corporation, as borrower, the lenders party thereto, Citicorp USA, Inc., as administrative agent and collateral agent, Citigroup Global Markets Inc., as sole lead arranger and sole bookrunner, and JPMorgan Chase Bank, N.A., as syndication agent (with the agreement governing the 2006 Term Loan Facility being the “2006 Term Loan Agreement”). At January 31, 2009 the aggregate principal amount outstanding under the 2006 Term Loan Facility was $831.6 million due to regularly scheduled amortization payments. (See “Recent Developments”).

As part of this December 2006 bank refinancing, Products Corporation also amended and restated the 2004 Multi-Currency Facility by entering into a $160.0 million 2006 revolving credit agreement (the “2006 Revolving Credit Agreement”, and together with the 2006 Term Loan Agreement, the “2006 Credit Agreements”) that amended and restated the 2004 Credit Agreement (with such revolving credit facility being the “2006 Revolving Credit Facility” and, together with the 2006 Term Loan Facility, the “2006 Credit Facilities”). At January 31, 2009, availability under the $160.0 million 2006 Revolving Credit Facility, based upon the calculated borrowing base less approximately $13.1 million of outstanding letters of credit and nil then drawn on the 2006 Revolving Credit Facility, was approximately $128.9 million.

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

Borrowings under the 2006 Revolving Credit Facility (other than loans in foreign currencies) bear interest at a rate equal to, at Products Corporation’s option, either (i) the Eurodollar Rate plus 2.00% per annum or (ii) the Alternate Base Rate plus 1.00% per annum. Loans in foreign currencies bear interest in certain limited circumstances, or if mutually acceptable to Products Corporation and the relevant foreign lenders, at the Local Rate, and otherwise at the Eurocurrency Rate, in each case plus 2.00%. At December 31, 2008, there were no borrowings under the 2006 Revolving Credit Facility.

Under the 2006 Term Loan Facility, Eurodollar Loans bear interest at the Eurodollar Rate plus 4.00% per annum and Alternate Base Rate loans bear interest at the Alternate Base Rate plus 3.00% per annum. At December 31, 2008, the effective weighted average interest rate for borrowings under the 2006 Term Loan Facility was 6.42%. (See “Financial Condition, Liquidity and Capital Resouces — Interest Rate Swap Transactions”).

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

The liens on, among other things, inventory, accounts receivable, deposit accounts, investment property (other than the capital stock of Products Corporation and its subsidiaries), real property, equipment, fixtures and certain intangible property related thereto secure the 2006 Revolving Credit Facility on a first priority basis and the 2006 Term Loan Facility on a second priority basis. The liens on the capital stock of Products Corporation and its subsidiaries and intellectual property and certain other intangible property secure the 2006 Term Loan Facility on a first priority basis and the 2006 Revolving Credit Facility on a second priority basis. Such arrangements are set forth in the Amended and Restated Intercreditor and Collateral Agency Agreement, dated as of December 20, 2006, by and among Products Corporation and the lenders (the “2006 Intercreditor Agreement”). The 2006 Intercreditor Agreement also provides that the liens referred to above may be shared from time to time, subject to certain limitations, with specified types of other obligations incurred or guaranteed by Products Corporation, such as foreign exchange and interest rate hedging obligations (including the Interest Rate Swaps that Products Corporation entered into in September 2007 and April 2008 in connection with indebtedness outstanding under the 2006 Term Loan Facility — See “Financial Condition, Liquidity and Capital Resources — Interest Rate Swap Transactions”) and foreign working capital lines.

Each of the 2006 Credit Facilities contains various restrictive covenants prohibiting Products Corporation and its subsidiaries from:

(i)	incurring additional indebtedness or guarantees, with certain exceptions;

(ii)	making dividend and other payments or loans to Revlon, Inc. or other affiliates, with certain exceptions, including among others,

(a)	exceptions permitting Products Corporation to pay dividends or make other payments to Revlon, Inc. to enable it to, among other things, pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal, accounting and insurance fees, regulatory fees, such as SEC filing fees, NYSE listing fees and other expenses related to being a public holding company,

(b)	subject to certain circumstances, to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Stock Plan (as hereinafter defined) and/or the payment of withholding taxes in connection with the vesting of restricted stock awards under such plan, and

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

In addition to the foregoing, the 2006 Term Loan Facility contains a financial covenant limiting Products Corporation’s senior secured leverage ratio (the ratio of Products Corporation’s Senior Secured Debt (excluding debt outstanding under the 2006 Revolving Credit Facility) to EBITDA, as each such term is defined in the 2006 Term Loan Facility) to 5.0 to 1.0 for each period of four consecutive fiscal quarters ending during the period from December 31, 2008 to the January 2012 maturity date of the 2006 Term Loan Facility.

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

The events of default under each 2006 Credit Facility include customary events of default for such types of agreements, including:

(i)	nonpayment of any principal, interest or other fees when due, subject in the case of interest and fees to a grace period;

(ii)	non-compliance with the covenants in such 2006 Credit Facility or the ancillary security documents, subject in certain instances to grace periods;

(iii)	the institution of any bankruptcy, insolvency or similar proceedings by or against Products Corporation, any of Products Corporation’s subsidiaries or Revlon, Inc., subject in certain instances to grace periods;

(iv)	default by Revlon, Inc. or any of its subsidiaries (A) in the payment of certain indebtedness when due (whether at maturity or by acceleration) in excess of $5.0 million in aggregate principal amount or (B) in the observance or performance of any other agreement or condition relating to such debt, provided that the amount of debt involved is in excess of $5.0 million in aggregate principal amount, or the occurrence of any other event, the effect of which default referred to in this subclause (iv) is to cause or permit the holders of such debt to cause the acceleration of payment of such debt;

(v)	in the case of the 2006 Term Loan Facility, a cross default under the 2006 Revolving Credit Facility, and in the case of the 2006 Revolving Credit Facility, a cross default under the 2006 Term Loan Facility;

(vi)	the failure by Products Corporation, certain of Products Corporation’s subsidiaries or Revlon, Inc., to pay certain material judgments;

(vii)	a change of control such that (A) Revlon, Inc. shall cease to be the beneficial and record owner of 100% of Products Corporation’s capital stock, (B) Ronald O. Perelman (or his estate, heirs, executors, administrator or other personal representative) and his or their controlled affiliates shall cease to “control” Products Corporation, and any other person or group of persons owns, directly or indirectly, more than 35% of the total voting power of Products Corporation, (C) any person or group of persons other than Ronald O. Perelman (or his estate, heirs, executors, administrator or other personal representative) and his or their controlled affiliates shall “control” Products Corporation or (D) during any period of two consecutive years, the directors serving on Products Corporation’s Board of Directors at the beginning of such period (or other directors nominated by at least 66 2/3% of such continuing directors) shall cease to be a majority of the directors;

(viii)	the failure by Revlon, Inc. to contribute to Products Corporation all of the net proceeds it receives from any sale of its equity securities or Products Corporation’s capital stock, subject to certain limited exceptions;

(ix)	the failure of any of Products Corporation’s, its subsidiaries’ or Revlon, Inc.’s representations or warranties in any of the documents entered into in connection with the 2006 Credit Facility to be correct, true and not misleading in all material respects when made or confirmed;

(x)	the conduct by Revlon, Inc. of any meaningful business activities other than those that are customary for a publicly traded holding company which is not itself an operating company, including the ownership of meaningful assets (other than Products Corporation’s capital stock) or the incurrence of debt, in each case subject to limited exceptions;

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

If Products Corporation is in default under the senior secured leverage ratio under the 2006 Term Loan Facility or the consolidated fixed charge coverage ratio under the 2006 Revolving Credit Facility, Products Corporation may cure such default by issuing certain equity securities to, or receiving capital contributions from, Revlon, Inc. and applying the cash therefrom which is deemed to increase EBITDA for the purpose of calculating the applicable ratio. This cure right may be exercised by Products Corporation two times in any four quarter period. Products Corporation was in compliance with all applicable covenants under the 2006 Credit Agreements as of December 31, 2008.

2006 and 2007 Rights Offerings

March 2006 — $110 Million Rights Offering

In March 2006, Revlon, Inc. completed a $110 million rights offering of Revlon, Inc.’s Class A Common Stock (including the related private placement to MacAndrews & Forbes, the “$110 Million Rights Offering”), which allowed each stockholder of record of Revlon, Inc.’s Class A and Class B Common Stock as of the close of business on February 13, 2006, the record date set by Revlon, Inc.’s Board of Directors, to purchase additional shares of Class A Common Stock. The subscription price for each share of Class A Common Stock purchased in the $110

Million Rights Offering, including shares purchased in the private placement by MacAndrews & Forbes, was $28.00 per share (as adjusted for the September 2008 1-for-10 Reverse Stock Split).

Upon completing the $110 Million Rights Offering, Revlon, Inc. promptly transferred the net proceeds to Products Corporation, which it used to redeem $109.7 million aggregate principal amount of its 8 5/8% Senior Subordinated Notes in satisfaction of the applicable requirements under the 2004 Credit Agreement, at an aggregate redemption price of $111.8 million, including $2.1 million of accrued and unpaid interest up to, but not including, the redemption date. (See “Financial Condition, Liquidity and Capital Resources — 2008 Repayment of the 8 5/8% Senior Subordinated Notes with the MacAndrews & Forbes Senior Subordinated Term Loan” regarding Products Corporation’s full repayment of the balance of the 8 5/8% Senior Subordinated Notes upon maturity on February 1, 2008).

In completing the $110 Million Rights Offering, Revlon, Inc. issued an additional 3,928,571 shares of its Class A Common Stock (as adjusted for the September 2008 1-for-10 Reverse Stock Split), including 1,588,566 shares subscribed for by public shareholders (other than MacAndrews & Forbes) and 2,340,005 shares issued to MacAndrews & Forbes in a private placement directly from Revlon, Inc. pursuant to a Stock Purchase Agreement between Revlon, Inc. and MacAndrews & Forbes, dated as of February 17, 2006. The shares issued to MacAndrews & Forbes represented the number of shares of Revlon, Inc.’s Class A Common Stock that MacAndrews & Forbes would otherwise have been entitled to purchase pursuant to its basic subscription privilege in the $110 Million Rights Offering (which was approximately 60% of the shares of Revlon, Inc.’s Class A Common Stock offered in the $110 Million Rights Offering).

January 2007 — $100 Million Rights Offering

In January 2007, Revlon, Inc. completed a $100 million rights offering of Revlon, Inc.’s Class A Common Stock (including the related private placement to MacAndrews & Forbes, the “$100 Million Rights Offering”), which allowed each stockholder of record of Revlon, Inc.’s Class A and Class B Common Stock as of the close of business on December 11, 2006, the record date set by Revlon, Inc.’s Board of Directors, to purchase additional shares of Class A Common Stock. The subscription price for each share of Class A Common Stock purchased in the $100 Million Rights Offering, including shares purchased in the private placement by MacAndrews & Forbes, was $10.50 per share (as adjusted for the September 2008 1-for-10 Reverse Stock Split).

Upon completing the $100 Million Rights Offering, Revlon, Inc. promptly transferred the net proceeds to Products Corporation, which it used in February 2007 to redeem $50.0 million aggregate principal amount of its 8 5/8% Senior Subordinated Notes at an aggregate redemption price of $50.3 million, including $0.3 million of accrued and unpaid interest up to, but not including, the redemption date (the balance of which was repaid in full in February 2008 — See “Financial Condition, Liquidity and Capital Resources — 2008 Repayment of the 8 5/8% Senior Subordinated Notes with the MacAndrews & Forbes Senior Subordinated Term Loan”). Products Corporation used the remainder of such proceeds in January 2007 to repay approximately $43.3 million of indebtedness outstanding under Products Corporation’s 2006 Revolving Credit Facility, without any permanent reduction of that commitment, after paying fees and expenses of approximately $1.1 million incurred in connection with the $100 Million Rights Offering, with approximately $5 million of the remaining net proceeds then being available for general corporate purposes.

In completing the $100 Million Rights Offering, Revlon, Inc. issued an additional 9,523,809 shares of its Class A Common Stock (as adjusted for the September 2008 1-for-10 Reverse Stock Split), including 3,784,747 shares subscribed for by public shareholders (other than MacAndrews & Forbes) and 5,739,062 shares issued to MacAndrews & Forbes in a private placement directly from Revlon, Inc. pursuant to a Stock Purchase Agreement between Revlon, Inc. and MacAndrews & Forbes, dated as of December 18, 2006. The shares issued to MacAndrews & Forbes represented the number of shares of Revlon, Inc.’s Class A Common Stock that MacAndrews & Forbes would otherwise have been entitled to purchase pursuant to its basic subscription privilege in the $100 Million Rights Offering (which was approximately 60% of the shares of Revlon, Inc.’s Class A Common Stock offered in the $100 Million Rights Offering).

2008 Repayment of the 8 5/8% Senior Subordinated Notes with the MacAndrews & Forbes Senior Subordinated Term Loan

In January 2008, Products Corporation entered into the MacAndrews & Forbes Senior Subordinated Term Loan Agreement and on February 1, 2008 used the $170 million of proceeds from such loan to repay in full the $167.4 million remaining aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes, which matured on February 1, 2008, and to pay $2.55 million of related fees and expenses. In connection with such repayment, Products Corporation also used cash on hand to pay $7.2 million of accrued and unpaid interest due on the 8 5/8% Senior Subordinated Notes up to, but not including, the February 1, 2008 maturity date.

In September 2008, Products Corporation used $63.0 million of the net proceeds from the Bozzano Sale Transaction to partially repay $63.0 million of the outstanding aggregate principal amount of the MacAndrews & Forbes Senior Subordinated Term Loan. Following such partial repayment, there remained outstanding $107 million in aggregate principal amount under the MacAndrews & Forbes Senior Subordinated Term Loan.

The MacAndrews & Forbes Senior Subordinated Term Loan bears interest at an annual rate of 11%, which is payable in arrears in cash on March 31, June 30, September 30 and December 31 of each year.

Pursuant to a November 2008 amendment, the MacAndrews & Forbes Senior Subordinated Term Loan is scheduled to mature on the earlier of (1) the date that Revlon, Inc. issues equity with gross proceeds of at least $107 million, which proceeds would be contributed to Products Corporation and used to repay the $107 million remaining aggregate principal balance of the MacAndrews & Forbes Senior Subordinated Term Loan, or (2) August 1, 2010, in consideration for the payment of an extension fee of 1.5% of the aggregate principal amount outstanding under the loan. The MacAndrews & Forbes Senior Subordinated Term Loan continues to provide that Products Corporation may, at its option, prepay such loan, in whole or in part, at any time prior to maturity, without premium or penalty. See Note 9(d), “MacAndrews & Forbes Senior Subordinated Term Loan Agreement” to the Consolidated Financial Statements for futher details on the terms and conditions of the MacAndrews & Forbes Senior Subordinated Term Loan.

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

2004 Consolidated MacAndrews & Forbes Line of Credit

In July 2004, Products Corporation and MacAndrews & Forbes Inc. entered into a line of credit, with an initial commitment of $152.0 million, which was reduced to $87.0 million in July 2005 and reduced from $87.0 million to $50.0 million in January 2007 upon Revlon, Inc.’s consummation of the $100 Million Rights Offering (as amended, the “2004 Consolidated MacAndrews & Forbes Line of Credit”). Pursuant to a December 2006 amendment, upon consummation of the $100 Million Rights Offering, which was completed in January 2007, $50.0 million of the line of credit remained available to Products Corporation through January 31, 2008 on substantially the same terms (which line of credit would otherwise have terminated pursuant to its terms upon the consummation of the $100 Million Rights Offering). The 2004 Consolidated MacAndrews & Forbes Line of Credit expired in accordance with its terms on January 31, 2008. It was undrawn during its entire term.

Interest Rate Swap Transactions

In September 2007 and April 2008, Products Corporation executed the two floating-to-fixed Interest Rate Swaps each with a notional amount of $150.0 million over a period of two years relating to indebtedness under Products Corporation’s 2006 Term Loan Facility. The Company designated the Interest Rate Swaps as cash flow hedges of the variable interest rate payments on Products Corporation’s 2006 Term Loan Facility. Under the terms of the 2007 Interest Rate Swap and the 2008 Interest Rate Swap, Products Corporation is required to pay to the counterparty a quarterly fixed interest rate of 4.692% and 2.66%, respectively, on the $150.0 million notional amounts which commenced in December 2007 and July 2008, respectively, while receiving a variable interest rate payment from the counterparty equal to three-month U.S. dollar LIBOR (which, based upon the 4.0% applicable margin, effectively fixed the interest rate on such notional amounts at 8.692% and 6.66%, respectively, for the 2-year term of each swap). While the Company is exposed to credit loss in the event of the counterparty’s non-performance, if any, the Company’s exposure is limited to the net amount that Products Corporation would have received over the remaining balance of each Interest Rate Swap’s two-year term. The Company does not anticipate any non-performance and, furthermore, even in the case of any non-performance by the counterparty, the Company expects that any such loss would not be material. The fair value of Products Corporation’s 2007 Interest Rate Swap and 2008 Interest Rate Swap was $(3.8) million and $(1.9) million, respectively, at December 31, 2008.

Sources and Uses

The Company’s principal sources of funds are expected to be operating revenues, cash on hand and funds available for borrowing under the 2006 Revolving Credit Agreement and other permitted lines of credit. The 2006 Credit Agreements, the indenture governing Products Corporation’s 9 1/2% Senior Notes and the MacAndrews & Forbes Senior Subordinated Term Loan Agreement contain certain provisions that by their terms limit Products Corporation and its subsidiaries’ ability to, among other things, incur additional debt.

The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt service payments and costs and regularly scheduled pension and post-retirement benefit plan contributions and benefit payments. The Company’s cash contributions to its pension and post-retirement benefit plans were $12.8 million in 2008. In accordance with the minimum pension contributions required under the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended by the Pension Protection Act of 2006 and amended by the Worker, Retiree and Employer Recovery Act of 2008, the Company expects cash contributions to its pension and post-retirement benefit plans to be approximately $25 million to $30 million in 2009. The Company’s purchases of permanent wall displays and capital expenditures in 2008 were approximately $50 million and $20 million, respectively. The Company expects purchases of permanent wall displays and capital expenditures in 2009 to be approximately $50 million and $20 million, respectively. See “Restructuring Costs, Net” above in this Form 10-K for discussion of the Company’s expected uses of funds in connection with its various restructuring programs.

The Company has undertaken, and continues to assess, refine and implement, a number of programs to efficiently manage its cash and working capital including, among other things, programs to reduce inventory levels over time, centralized purchasing to secure discounts and efficiencies in procurement, and providing additional discounts to U.S. customers for timely payment of receivables, careful management of accounts payable and targeted controls on general and administrative spending.

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

The Company expects that operating revenues, cash on hand and funds available for borrowing under the 2006 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2009, including cash requirements in connection with the payment of operating expenses, including expenses in connection with the execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt service payments and costs and regularly scheduled pension and post-retirement plan contributions and benefit payments. As a result of the decline in U.S. and global financial markets in 2008, the market value of the Company’s pension fund assets declined, which has the effect of reducing the funded status of such plans. At the same time, the discount rate used to value the Company’s pension obligation increased, which partially offset the effect of the asset decline. While these conditions did not have a significant impact on the Company’s financial position, results of operations or liquidity during 2008, the Company expects that these factors, absent a significant increase in pension plan asset values, will result in increased cash contributions to the Company’s pension plans in 2010 and beyond than otherwise would have been expected before the decline in pension plan asset values in 2008.

There can be no assurance that available funds will be sufficient to meet the Company’s cash requirements on a consolidated basis. If the Company’s anticipated level of revenues are not achieved because of, for example, decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel; adverse changes in currency; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors; changes in consumer purchasing habits, including with respect to shopping channels, retailer inventory management, retailer space reconfigurations or reductions in retailer display space; less than anticipated results from the Company’s existing or new products or from its advertising and/or marketing plans; or if the Company’s expenses, including, without limitation, for advertising and promotions or for returns related to any reduction of retail space, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet the Company’s cash requirements.

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

(See Item 1A, “Risk Factors — The Company’s ability to service its debt and meet its cash requirements depends on many factors, including achieving anticipated levels of revenue and expenses. If such revenue or expense levels prove to be other than as anticipated, the Company may be unable to meet its cash requirements or Products Corporation may be unable to meet the requirements of the financial covenants under the 2006 Credit Agreements, which could have a material adverse effect on the Company’s business, financial condition and/or results of operations”; “— Limits on Products Corporation’s borrowing capacity under the 2006 Revolving Credit Facility may affect the Company’s ability to finance its operations”; “— The Company may be unable to increase its sales through the Company’s primary distribution channels, which could reduce the Company’s net sales and have a material adverse effect on the Company’s business, financial condition and/or results of operations”; and “ — Restrictions and covenants in Products Corporation’s debt agreements limit its ability to take certain actions and impose consequences in the event of failure to comply”).

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

There can be no assurance that the Company would be able to take any of the actions referred to above because of a variety of commercial or market factors or constraints in Products Corporation’s debt instruments, including, without limitation, market conditions being unfavorable for an equity or debt issuance, additional capital contributions and/or loans not being available from affiliates and/or third parties, or that the transactions may not be permitted under the terms of Products Corporation’s various debt instruments then in effect, such as due to restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable the Company to satisfy its cash requirements or enable Products Corporation to comply with its debt covenants if the actions do not generate a sufficient amount of additional capital. (See Item 1A, “Risk Factors” for further discussion of risks associated with the Company’s business).

The terms of the 2006 Credit Agreements, the indenture governing the 9 1/2% Senior Notes and the MacAndrews & Forbes Senior Subordinated Term Loan Agreement generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc. to enable Revlon, Inc., among other things, to pay expenses incidental to being a public holding company, including, among other things, professional fees, such as legal, accounting and insurance fees, regulatory fees, such as SEC filing fees, NYSE listing fees and other expenses related to being a public holding company and, subject to certain limitations, to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Third Amended and Restated Revlon, Inc. Stock Plan (the “Stock Plan”).

As a result of dealing with suppliers and vendors in a number of foreign countries, Products Corporation enters into foreign currency forward exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. The foreign currency forward exchange contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in foreign currencies and generally have maturities of less than one year. There were foreign currency forward exchange contracts with a notional amount of $41.0 million outstanding at December 31, 2008. The fair value of foreign currency forward exchange contracts outstanding at December 31, 2008 was $2.0 million.

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual commitments and commercial obligations that affect the Company’s financial condition and liquidity position as of December 31, 2008:

	Payments Due by Period
	(dollars in millions)
		Less than			After
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Long-term Debt, including Current Portion	$1,223.9	$18.9	$396.5	$808.5	$—
Long-term Debt — affiliates(a)	107.0	—	107.0	—	—
Interest on Long-term Debt(b)	259.9	95.1	162.5	2.3	—
Interest on Long-term Debt — affiliates(c)	18.7	11.8	6.9	—	—
Capital Lease Obligations	3.2	1.3	1.7	0.2	—
Operating Leases	80.1	16.3	26.3	22.1	15.4
Purchase Obligations(d)	52.0	51.2	0.8	—	—
Other Long-term Obligations(e)	26.7	13.4	13.3	—	—

Total Contractual Cash Obligations	$1,771.5	$208.0	$715.0	$833.1	$15.4

(a)	Reflects the $107 million remaining aggregate principal amount of the MacAndrews & Forbes Senior Subordinated Term Loan, which is due on the earlier of (1) the date that Revlon, Inc. issues equity with gross proceeds of at least $107 million, which proceeds would be contributed to Products Corporation and used to repay the $107 million remaining aggregate principal balance of the MacAndrews & Forbes Senior Subordinated Term Loan, or (2) August 1, 2010, after giving effect to the September 2008 repayment of $63.0 million in aggregate principal amount of such loan with $63.0 million of the net proceeds of the Bozzano Sale Transaction.

(b)	Consists of interest primarily on the 9 1/2% Senior Notes and on the 2006 Term Loan Facility through the respective maturity dates based upon assumptions regarding the amount of debt outstanding under the 2006 Credit Facilities and assumed interest rates. (See “Recent Developments”). In addition, this amount reflects the impact of the 2007 Interest Rate Swap and 2008 Interest Rate Swap, each covering $150 million notional amount under the 2006 Term Loan Facility, which resulted in an effective weighted average interest rate of 6.6% on the 2006 Term Loan Facility as of December 31, 2008. (See “Financial Condition, Liquidity and Capital Resources — Interest Rate Swap Transactions”).

(c)	Includes interest on the $107 million remaining aggregate principal amount outstanding under the MacAndrews & Forbes Senior Subordinated Term Loan Agreement which Products Corporation entered into in January 2008. The MacAndrews & Forbes Senior Subordinated Term Loan matures on the earlier of (1) the date that Revlon, Inc. issues equity with gross proceeds of at least $107 million, which proceeds would be used to repay the $107 million remaining aggregate principal balance of the MacAndrews & Forbes Senior Subordinated Term Loan, or (2) August 1, 2010 and bears interest at an annual rate of 11%, which is payable in arrears in cash on March 31, June 30, September 30 and December 31 of each year. (See “Financial Condition, Liquidity and Capital Resources — 2008 Repayment of the 8 5/8% Senior Subordinated Notes with the MacAndrews & Forbes Senior Subordinated Term Loan”).

(d)	Consists of purchase commitments for finished goods, raw materials, components and services pursuant to enforceable and legally binding obligations which include all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.

(e)	Consists primarily of obligations related to advertising contracts. Such amounts exclude employment agreements, severance and other contractual commitments, which severance and other contractual commitments related to restructuring are discussed under “Restructuring Costs”.

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

Pension Benefits:

The Company sponsors both funded and unfunded pension and other retirement plans in various forms covering employees who meet the applicable eligibility requirements. The Company uses several statistical and other factors in an attempt to estimate future events in calculating the liability and expense related to these plans. These factors include assumptions about the discount rate, expected long-term return on plan assets and rate of future compensation increases as determined annually by the Company, within certain guidelines, which assumptions would be subject to revisions if significant events occur during the year. The Company uses December 31st as its measurement date for defined benefit pension plan obligations and assets.

The Company selected a weighted-average discount rate of 6.35% in 2008, representing an increase from the 6.24% weighted-average discount rate selected in 2007 for the Company’s U.S. defined benefit pension plans. The Company selected an average discount rate for the Company’s international defined benefit pension plans of 6.4% in 2008, representing an increase from the 5.7% average discount rate selected in 2007. The discount rates are used to measure the benefit obligations at the measurement date and the net periodic benefit cost for the subsequent calendar year and are reset annually using data available at the measurement date. The changes in the discount rates used for 2008 were primarily due to increasing long-term interest yields on high-quality corporate bonds during 2008. At December 31, 2008, the increase in the discount rates from December 31, 2007 had the effect of decreasing the Company’s projected pension benefit obligation by approximately $11.6 million. For fiscal 2009, the Company expects that the aforementioned increase in the discount rate will have the effect of decreasing the net periodic benefit cost for its U.S. and international defined benefit pension plans by approximately $0.6 million. (See “Overview — Other Factors”).

Each year during the first quarter, the Company selects an expected long-term rate of return on its pension plan assets. For the Company’s U.S. defined benefit pension plans, the expected long-term rate of return on the pension plan assets used in 2008 (based upon data available in March 2008 when the Company filed its Form 10-K for the year ended December 31, 2007 and before the significant declines in the financial markets in late 2008) was 8.25%, representing a decrease from the 8.5% rate used in 2007. The average expected long-term rate of return used for the Company’s international plans in 2008 was 6.9%, representing an increase from the 6.7% average rate used in 2007.

The table below reflects the Company’s estimates of the possible effects of changes in the discount rates and expected long-term rates of return on its 2008 net periodic benefit costs and its projected benefit obligation at December 31, 2008 for the Company’s principal defined benefit pension plans:

	Effect of		Effect of
	25 basis points increase		25 basis points decrease
		Projected		Projected
	Net periodic	pension benefit	Net periodic	pension benefit
	benefit costs	obligation	benefit costs	obligation

Discount rate	$(0.2)	$(15.0)	$0.7	$15.7
Expected long-term rate of return	(1.0)	—	1.2	—

The rate of future compensation increases is another assumption used by the Company’s third party actuarial consultants for pension accounting. The rate of future compensation increases used in 2008 and in 2007 remained unchanged at 4.0% for the U.S. defined benefit pension plans. In addition, the Company’s actuarial consultants also use other factors such as withdrawal and mortality rates. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants, among other things. Differences from these assumptions could significantly impact the actual amount of net periodic benefit cost and liability recorded by the Company.

Income Taxes:

The Company records income taxes based on amounts payable with respect to the current year and includes the effect of deferred taxes. The effective tax rate reflects statutory tax rates, tax-planning opportunities available in various jurisdictions in which the Company operates, and the Company’s estimate of the ultimate outcome of various tax audits and issues. Determining the Company’s effective tax rate and evaluating tax positions requires significant judgment.

The Company recognizes deferred tax assets and liabilities for the future impact of differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which management expects that the Company will recover or settle those differences. The Company has established valuation allowances for deferred tax assets when management has determined that it is not more likely than not that the Company will realize a tax benefit.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement clarifies the definition of fair value of assets and liabilities, establishes a framework for measuring fair value of assets and liabilities and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, the FASB deferred the effective date of SFAS No. 157 until the fiscal years beginning after November 15, 2008 as it relates to the fair value measurement requirements for nonfinancial assets and liabilities that are initially measured at fair value, but not measured at fair value in subsequent periods. These nonfinancial assets include goodwill and other indefinite-lived intangible assets which are included within other assets. In accordance with SFAS No. 157, the Company has adopted the provisions of SFAS No. 157 with respect to financial assets and liabilities effective as of January 1, 2008 and its adoption did not have a material impact on its results of operations or financial condition. The Company will adopt SFAS No. 157 for nonfinancial assets and liabilities effective as of January 1, 2009 and does not expect that its adoption will have a material impact on the Company’s results of operations or financial condition.

The fair value framework under SFAS No. 157 requires the categorization of assets and liabilities into three levels based upon the assumptions used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3, if applicable, generally would require significant management judgment. The three levels for categorizing assets and liabilities under SFAS No. 157’s fair value measurement requirements are as follows:

•	Level 1: Fair valuing the asset or liability using observable inputs such as quoted prices in active markets for identical assets or liabilities;

•	Level 2: Fair valuing the asset or liability using inputs other than quoted prices that are observable for the applicable asset or liability, either directly or indirectly; such as quoted prices for similar (as opposed to identical) assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

•	Level 3: Fair valuing the asset or liability using unobservable inputs that reflect the Company’s own assumptions.

As of December 31, 2008 the fair values of the Company’s financial assets and liabilities, namely its foreign currency forward exchange contracts and Interest Rate Swaps, are categorized as presented in the table below:

	Total	Level 1	Level 2	Level 3

Assets
Interest Rate Swaps(a)	$0.8	$—	$0.8	$—
Foreign currency forward exchange contracts(b)	2.2	—	2.2	—

Total assets at fair value	$3.0	$—	$3.0	$—

Liabilities
Interest Rate Swaps(a)	$6.5	$—	$6.5	$—
Foreign currency forward exchange contracts(b)	0.2	—	0.2	—

Total liabilities at fair value	$6.7	$—	$6.7	$—

(a)	Based on three-month U.S. Dollar LIBOR index.

(b)	Based on observable market transactions of spot and forward rates.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and goodwill acquired, and it provides guidance for disclosures about business combinations. SFAS No. 141R requires all assets acquired, the liabilities assumed and any non-controlling interest in the acquiree be recognized at their fair values at the acquisition date. SFAS No. 141R also requires the acquirer to expense acquisition costs as incurred and to expense restructuring costs in the periods subsequent to the acquisition date. In addition, SFAS No. 141R also requires the acquirer to recognize changes in valuation allowances on acquired deferred tax assets in its statement of operations on financial condition. These changes in deferred tax benefits were previously recognized through a corresponding reduction to goodwill. With the exception of provisions regarding acquired deferred taxes, which are applicable to all business combinations, SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the fiscal year beginning after December 15, 2008. The Company will adopt the provisions of SFAS No. 141R effective as of January 1, 2009 and expects that its adoption will not have a material impact on its results of operations or financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133”. This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS No. 161 are effective for fiscal years beginning after November 15, 2008. See Note 10, “Financial Instruments — Derivative Financial Instruments” for the Company’s disclosures required under SFAS No. 161. The Company has adopted the provisions of SFAS No. 161 as of December 31, 2008 and its adoption did not have a material impact on the Company’s results of operations or financial condition.

Inflation

The Company’s costs are affected by inflation and the effects of inflation may be experienced by the Company in future periods. Management believes, however, that such effects have not been material to the Company during the past three years in the U.S. and in foreign non-hyperinflationary countries. The Company operates in certain countries around the world, such as Argentina and Venezuela, which have in the past experienced hyperinflation. In hyperinflationary foreign countries, the Company attempts to mitigate the effects of inflation by increasing prices in line with inflation, where possible, and efficiently managing its costs and working capital levels.

Subsequent Events

None.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The Company has exposure to changing interest rates primarily under the 2006 Term Loan Facility and 2006 Revolving Credit Facility. The Company manages interest rate risk through the use of a combination of fixed and floating rate debt. The Company from time to time makes use of derivative financial instruments to adjust its fixed and floating rate ratio. In September 2007 and April 2008, Products Corporation executed the two floating-to-fixed Interest Rate Swaps, each with a notional amount of $150.0 million over a period of two years relating to indebtedness under Products Corporation’s 2006 Term Loan Facility. The Company designated the Interest Rate Swaps as cash flow hedges of the variable interest rate payments on Products Corporation’s 2006 Term Loan Facility. (See “Financial Condition, Liquidity and Capital Resources — Interest Rate Swap Transactions”).

The table below provides information about the Company’s indebtedness that is sensitive to changes in interest rates. The table presents cash flows with respect to principal on indebtedness and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the U.S. Dollar LIBOR yield curve at December 31, 2008. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.

Exchange Rate Sensitivity

The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. In addition, a portion of the Company’s borrowings are denominated in foreign currencies, which are also subject to market risk associated with exchange rate movement. The Company from time to time hedges major foreign currency cash exposures through foreign exchange forward and option contracts. Products Corporation enters into these contracts with major financial institutions in an attempt to minimize counterparty risk. These contracts generally have a duration of less than twelve months and are primarily against the U.S. dollar. In addition, Products Corporation enters into foreign currency swaps to hedge intercompany financing transactions. The Company does not hold or issue financial instruments for trading purposes.

	Expected maturity date for the year ended December 31,
	(dollars in millions, except for rate information)
									Fair Value
									December 31,
Debt	2009	2010		2011	2012	2013	Thereafter	Total	2008

Short-term variable rate (various currencies)	$0.5							$0.5	$0.5
Average interest rate(a)	7.5%
Short-term fixed rate — third party (various currencies)	$0.2 (b)							0.2	0.2
Average interest rate	6.0%
Long-term fixed rate — third party ($US)				$390.0				390.0	295.9
Average interest rate				9.5%
Long-term fixed rate — affiliates ($US)			$107.0					107.0	81.0
Average interest rate			11.0%
Long-term variable rate — third party ($US)	$18.7	$		$6.5	$808.5			833.7	591.9
Average interest rate(a)(c)	6.0%			7.2%	5.9%

Total debt	$19.4		$107.0	$396.5	$808.5	$—	$—	$1,331.4	$969.5

(a)	Weighted average variable rates are based upon implied forward rates from the U.S. Dollar LIBOR yield curves at December 31, 2008.

(b)	On January 30, 2008, Products Corporation entered into the MacAndrews & Forbes Senior Subordinated Term Loan Agreement and on February 1, 2008 used the $170 million proceeds from such loan to repay in full the balance of the approximately $167.4 million aggregate remaining principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes, which matured on February 1, 2008. In September 2008, Products Corporation used $63.0 million of the net proceeds from the Bozzano Sale Transaction to repay $63.0 million in aggregate principal amount of the MacAndrews & Forbes Senior Subordinated Term Loan. Following such partial repayment, there remained outstanding $107 million in aggregate principal amount under the MacAndrews & Forbes Senior Subordinated Term Loan. The MacAndrews & Forbes Senior Subordinated Term Loan bears an annual interest rate of 11%, which is payable in arrears in cash on March 31, June 30, September 30 and December 31 of each year and, pursuant to a November 2008 amendment, matures on the earlier of (1) the date that Revlon, Inc. issues equity with gross proceeds of at least $107 million, which proceeds would be used to repay the $107 million remaining aggregate principal balance of the MacAndrews & Forbes Senior Subordinated Term Loan, or (2) August 1, 2010. (See “Financial Condition, Liquidity and Capital Resources — 2008 Repayment of the 8 5/8% Senior Subordinated Notes with the MacAndrews & Forbes Senior Subordinated Term Loan”).

(c)	Based upon the implied forward rate from the U.S. Dollar LIBOR yield curve at December 31, 2008, this reflects the impact of the 2007 Interest Rate Swap and 2008 Interest Rate Swap, each covering $150 million notional amount under the 2006 Term Loan Facility, which would result in an effective weighted average interest rate of 5.9% on the 2006 Term Loan Facility at December 31, 2009.

	Average	Original	Contract
	Contractual	US Dollar	Value	Fair Value
	Rate	Notional	December 31,	December 31,
Forward Contracts	$/FC	Amount	2008	2008

Sell Canadian Dollars/Buy USD	0.8733	$15.2	$16.1	$0.9
Sell Australian Dollars/Buy USD	0.7119	8.5	8.7	0.2
Sell British Pounds/Buy USD	1.6182	6.3	6.9	0.6
Sell South African Rand/Buy USD	0.1048	5.1	5.3	0.2
Buy Australian Dollars/Sell New Zealand Dollars	1.2093	3.6	3.7	0.1
Sell Euros/Buy USD	1.4288	1.5	1.5	—
Sell New Zealand Dollars/Buy US	0.6164	0.3	0.3	—
Sell Hong Kong Dollars/Buy USD	0.1290	0.5	0.5	—

Total forward contracts		$41.0	$43.0	$2.0

	Expected Maturity date for the year ended December 31,
				Fair Value
				December 31,
Interest Rate Swap Transactions(a)(b)	2009	2010	Total	2008(c)

Notional Amount	$150.0	$150.0	$300.0	$(5.7)
Average Pay Rate	3.676%	2.66%
Average Receive Rate	3-month USD LIBOR	3-month USD LIBOR

(a)	In September 2007, Products Corporation executed the floating-to-fixed 2007 Interest Rate Swap with a notional amount of $150.0 million over a period of two years expiring on September 17, 2009 relating to indebtedness under Products Corporation’s 2006 Term Loan Facility. The Company designated the 2007 Interest Rate Swap as a cash flow hedge of the variable interest rate payments on Products Corporation’s 2006 Term Loan Facility. (See “Financial Condition, Liquidity and Capital Resources — Interest Rate Swap Transactions”).

(b)	In April 2008, Products Corporation executed the floating-to-fixed 2008 Interest Rate Swap with a notional amount of $150.0 million over a period of two years expiring on April 16, 2010 relating to indebtedness under Products Corporation’s 2006 Term Loan Facility. The Company designated the 2008 Interest Rate Swap as a cash flow hedge of the variable interest rate payments on Products Corporation’s 2006 Term Loan Facility. (See “Financial Condition, Liquidity and Capital Resources — Interest Rate Swap Transactions”).

(c)	The $(5.7) million fair value of the Interest Rate Swap Transactions at December 31, 2008 is comprised of $(3.8) million fair value of the 2007 Interest Rate Swap and $(1.9) million fair value of the 2008 Interest Rate Swap.

Item 8.	Financial Statements and Supplementary Data

Reference is made to the Index on page F-1 of the Company’s Consolidated Financial Statements and the Notes thereto contained herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A(T).	Controls and Procedures

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 and in making this assessment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in accordance with the standards of the Public Company Accounting Oversight Board (United States).

Products Corporation’s management determined that as of December 31, 2008, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)  Changes in Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

Forward Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2008, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on the beliefs, expectations, estimates, projections, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company’s actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company’s expectations and estimates (whether qualitative or quantitative) as to:

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

(iv)	our expectations regarding our business strategy, including our plans to (a) build and leverage our brands, particularly the Revlon brand, across the categories in which we compete, and, in addition to the Revlon and Almay brand color cosmetics, our seeking to drive growth in other beauty care categories, including women’s hair color, beauty tools, anti-perspirants/deodorants and skincare and our continuing focus on our key growth drivers, including innovative, high-quality, consumer-preferred new products; effective integrated brand communication; appropriate levels of advertising and promotion; and superb execution with our retail partners, along with disciplined spending and rigorous cost control; (b) improve the execution of its strategies and plans and provide for continued improvement in our organizational capability through enabling and developing our employees, including primarily through a focus on recruitment and retention of skilled people, providing opportunities for professional development, as well as new and expanded responsibilities and roles for employees who have demonstrated capability and rewarding our employees for success; (c) continue to strengthen our international business and to continue to focus on improving our operating performance in our international business; (d) improve our operating profit margins and cash flow, including our focus on improving our financial performance through a steady improvement in operating profit margins and cash flow generation; and (e) continue to improve our capital structure, including our focus on strenghtening our balance sheet and reducing debt over time;

(v)	restructuring activities, restructuring costs, the timing of restructuring payments and the benefits from such activities;

(vi)	the Company’s expectation that operating revenues, cash on hand and funds available for borrowing under Products Corporation’s 2006 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2009, including cash requirements referred to in item (viii) below;

(vii)	the Company’s expected principal sources of funds, including operating revenues, cash on hand and funds available for borrowing under Products Corporation’s 2006 Revolving Credit Facility and other permitted lines of credit, as well as the availability of funds from refinancing Products Corporation’s indebtedness, selling assets or operations, capital contributions and/or loans from MacAndrews & Forbes, Revlon, Inc. or the Company’s other affiliates and/or third parties and/or the sale of additional debt securities of Products Corporation;

(viii)	the Company’s expected principal uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, payments in connection with the Company’s purchases of permanent wall displays, capital expenditure requirements, restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt service payments and costs and regularly scheduled pension and post-retirement benefit plan contributions and benefit payments, and its estimates of operating expenses, the amount and timing of restructuring costs and payments, severance costs and payments, debt service payments (including payments required under Products Corporation’s debt instruments), cash contributions to the Company’s pension plans and post-retirement benefit plans and benefit payments, purchases of permanent wall displays and capital expenditures;

(ix)	matters concerning the Company’s market-risk sensitive instruments, including the Interest Rate Swaps, which are intended to reduce the effects of floating interest rates and the Company’s exposure to interest rate volatility by hedging against fluctuations in variable interest rate payments on the applicable notional amounts of Products Corporation’s long-term debt under its 2006 Term Loan Facility, as well as the Company’s expectations as to the counterparty’s performance, including that any loss arising from the non-performance by the counterparty would not be material;

(x)	the expected effects of the Company’s adoption of certain accounting principles;

(xi)	the Company’s plan to efficiently manage its cash and working capital, including, among other things, programs to reduce inventory levels over time, centralized purchasing to secure discounts and efficiencies in procurement, and providing additional discounts to U.S. customers for timely payment of receivables, carefully managing accounts payable and targeted controls on general and administrative spending;

(xii)	the Company’s expectations regarding the impact of future pension expense and cash contributions, including that as a result of the decline in U.S. and global financial markets in 2008, the market value of the Company’s pension fund assets declined, which has the effect of reducing the funded status of such plans, which absent a significant increase in pension plan asset values, will result in increased cash contributions to the Company’s pension plans in 2010 and beyond than otherwise would have been expected before the decline in pension plan asset values in 2008 and that its results in 2009 will be impacted from increased pension expense due to a significant decline in pension asset values in 2008; and

(xiii)	the Company’s expectations regarding the impact of foreign currency fluctuations, including that its results in 2009 may be further affected by adverse foreign currency fluctuations and uncertain global economic conditions (as well as increased pension expense) and the Company’s objective to maximize its business results in light of these conditions.

Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language such as “estimates,” “objectives,” “visions,” “projects,” “forecasts,” “focus,” “drive towards,” “plans,” “targets,” “strategies,” “opportunities,” “drivers,” “believes,” “intends,” “outlooks,” “initiatives,” “expects,” “scheduled to,” “anticipates,” “seeks,” “may,” “will,” or “should” or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategies, targets, models or intentions. Forward-looking statements speak only as of the date they are made, and except for the Company’s ongoing obligations under the U.S. federal securities laws, the Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Investors are advised, however, to consult any additional disclosures the Company made or may make in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC in 2009 and 2008 (which, among other places, can be found on the SEC’s website at http://www.sec.gov). The information available from time to time on such website shall not be deemed incorporated by reference into this Annual Report on Form 10-K. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. In addition to factors that may be described in the Company’s filings with the SEC, including this filing, the following factors, among others, could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:

(i)	unanticipated circumstances or results affecting the Company’s financial performance, including decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel; changes in consumer preferences, such as reduced consumer demand for the Company’s color cosmetics and other current products, including new product launches; changes in consumer purchasing habits, including with respect to shopping channels; lower than expected retail customer acceptance or consumer acceptance of, or less than anticipated results from, the Company’s existing or new products; higher than expected advertising and promotion expenses or lower than expected results from the Company’s advertising and/or marketing plans; higher than expected returns or decreased sales of the Company’s existing or new products; actions by the Company’s customers, such as retailer inventory management and greater than anticipated retailer space reconfigurations or reductions in retail space and/or product discontinuances; and changes in the competitive environment and actions by the Company’s competitors, including business combinations, technological breakthroughs, new products offerings, increased advertising, marketing and promotional spending and marketing and promotional successes by competitors, including increases in share in the mass retail channel;

(ii)	in addition to the items discussed in (i) above, the effects of and changes in economic conditions (such as continued volatility in the financial markets, inflation, monetary conditions and foreign currency fluctuations, as well as in trade, monetary, fiscal and tax policies in international markets) and political conditions (such as military actions and terrorist activities);

(iii)	unanticipated costs or difficulties or delays in completing projects associated with the continued execution of the Company’s business strategy or lower than expected revenues or the inability to create value through profitable growth as a result of such strategy, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more of the Company’s brands or product lines, launching of new product lines, including difficulties or delays, or higher than expected expenses, including for returns, in launching its new products, acquiring businesses or brands, further refining its approach to retail merchandising, and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company’s manufacturing, sourcing, supply chain or organizational size and structure;

(iv)	difficulties, delays or unanticipated costs in executing the Company’s business strategy, which could affect the Company’s ability to achieve its objectives as set forth in clause (iv) above, such as (a) less than effective product development, less than expected growth of the Revlon or Almay brands and/or in women’s hair color, beauty tools and/or anti-perspirants and deodorants, such as due to less than expected acceptance of the Company’s new or existing products under these brands and lines by consumers and/or retail customers, less than expected acceptance of the Company’s advertising, promotion and/or marketing plans by the Company’s consumers and/or retail customers, disruptions, delays or difficulties in executing the Company’s business strategy or less than expected investment in advertising or greater than expected competitive investment and difficulties, delays, unanticipated costs or our inability to continue to focus on the key growth drivers of our business, such as due to less than effective new product development, less than expected acceptance of our new products by consumers and/or retail customers, less than expected acceptance of our brand communication by consumers and/or retail partners, less than expected levels of advertising and/or promotion for our new product launches and/or less than expected levels of execution with our retail partners or higher than expected costs and expenses; (b) difficulties, delays or the inability to improve the execution of its strategies and plans and/or build organizational capability, recruit and retain skilled people, provide employees with opportunities to develop professionally, provide employees who have demonstrated capability with new and expanded responsibilities or roles and/or reward the Company’s employees for success; (c) difficulties, delays or unanticipated costs in connection with the Company’s plans to strengthen its international business further and/or improve operating performance in our international business, such as due to higher than anticipated levels of investment required to support and build the Company’s brands globally or less than anticipated results from the Company’s national and multi-national brands; (d) difficulties, delays or unanticipated costs in connection with the Company’s plans to improve its financial performance through steady improvement in operating profit margins and cash flow generation over time, such as difficulties, delays or the inability to take actions intended to improve sales returns, cost of goods sold, general and administrative expenses, in working capital management and/or sales growth; and/or (e) difficulties, delays or unanticipated costs in, or the Company’s inability to improve its capital structure and/or consummate transactions to strengthening its balance sheet and reduce debt over time, including higher than expected costs (including interest rates);

(v)	difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company’s restructuring activities, such as less than anticipated cost reductions or other benefits from the 2008 Programs, 2007 Programs and/or 2006 Programs and the risk that the 2008 Programs, 2007 Programs and/or the 2006 Programs may not satisfy the Company’s objectives;

(vi)	lower than expected operating revenues, cash on hand and/or funds available under the 2006 Revolving Credit Facility and/or other permitted lines of credit or higher than anticipated operating expenses, such as referred to in clause (viii) below;

(vii)	the unavailability of funds under Products Corporation’s 2006 Revolving Credit Facility or other permitted lines of credit, or from restructuring indebtedness, or capital contributions or loans from MacAndrews & Forbes, Revlon, Inc. or the Company’s other affiliates and/or third parties and/or the sale of additional debt securities of Products Corporation;

(viii)	higher than expected operating expenses, sales returns, working capital expenses, permanent wall display costs, capital expenditures, restructuring costs, severance not otherwise included in the Company’s restructuring programs, debt service payments, regularly scheduled cash pension plan contributions and/or post-retirement benefit plan contributions and benefit payments, purchases of permanent wall displays and/or capital expenditures;

(ix)	interest rate or foreign exchange rate changes affecting the Company and its market-risk sensitive financial instruments, including less than anticipated benefits or other unanticipated effects of the Interest Rate Swaps and/or difficulties, delays or the inability of the counterparty to perform the transaction;

(x)	unanticipated effects of the Company’s adoption of certain new accounting standards;

(xi)	difficulties, delays or the inability of the Company to efficiently manage its cash and working capital;

(xii)	lower than expected returns on pension plan asset and/or discount rates, which could cause higher than expected cash contributions and/or pension expense and/or a more than expected adverse impact on the Company’s financial results and/or financial condition arising from higher than expected pension expense and pension cash contributions to the Company’s pension and other post-retirement benefit programs and other benefit payments; and/or

(xiii)	difficulties, delays, unanticipated costs or the Company’s inability to maximize its business results in light of certain conditions which the Company expects will impact its results in 2009, including without limitation, from increased pension expense due to declines in pension asset values and/or more than expected adverse foreign currency fluctuations and/or global economic conditions, which may adversely affect the Company’s financial results, financial condition, cash flows and/or its competitive position.

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

AUDIT FEES

The Board of Directors of Revlon, Inc. (Revlon, Inc. owns 100% of Products Corporation’s common stock) maintains an Audit Committee in accordance with applicable SEC rules and the NYSE’s listing standards. In accordance with the charter of Revlon, Inc.’s Audit Committee, a printable and current copy of which is available at www.revloninc.com, Revlon, Inc.’s Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of Revlon, Inc.’s and Products Corporation’s independent auditors for the purpose of preparing and issuing its audit report or performing other audit, review or attest services for Revlon, Inc. and Products Corporation. The independent auditors, KPMG LLP, report directly to Revlon, Inc.’s Audit Committee, and Revlon, Inc.’s Audit Committee is directly responsible for, among other things, reviewing in advance, and granting any appropriate pre-approvals of, (a) all auditing services to be provided by the independent auditor and (b) all non-audit services to be provided by the independent auditor (as permitted by the Exchange Act), and in connection therewith to approve all fees and other terms of engagement, as required by the applicable rules of the Exchange Act and subject to the exemptions provided for in such rules. Revlon, Inc.’s Audit Committee has an Audit Committee Pre-Approval Policy for pre-approving all permissible audit and non-audit services performed by KPMG LLP. In 2006, the Audit Committee approved the Audit Committee Pre-Approval Policy for 2007, in 2007, the Audit Committee approved the Audit Committee Pre-Approval Policy for 2008 and in 2008 the Audit Committee pre-approved the Audit Committee Pre-Approval Policy for 2009, a printable and current copy of which is available at www.revloninc.com.

The aggregate fees billed for professional services by KPMG LLP in 2008 and 2007 for these various services for Revlon, Inc. and Products Corporation in the aggregate were (in millions):

Types of Fees	2008	2007

Audit Fees	$4.6	$4.9
Audit-Related Fees	0.2	0.1
Tax Fees	0.3	0.5
All Other Fees	—	—

TOTAL FEES	$5.1	$5.5

In the above table, in accordance with the SEC definitions and rules, (a) “audit fees” are fees the Company paid KPMG LLP for professional services rendered for the audits of (i) Revlon, Inc.’s and Products Corporation’s annual financial statements, (ii) the effectiveness of Revlon, Inc.’s internal control over financial reporting and (iii) the review of financial statements included in Revlon, Inc.’s and Products Corporation’s Quarterly Reports on

Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements; (b) “audit-related fees” are fees billed by KPMG LLP for assurance and related services that are traditionally performed by the auditor, including services performed by KPMG LLP related to employee benefit plan audits and certain equity issuances, including the $100 Million Rights Offering consummated by Revlon Inc. in January 2007, and attest services not required by statute or regulation; (c) “tax fees” are fees for permissible tax compliance, tax advice and tax planning; and (d) “all other fees” are fees billed by KPMG LLP to the Company for any permissible services not included in the first three categories.

All of the services performed by KPMG LLP for the Company during 2008 and 2007 were either expressly pre-approved by Revlon, Inc.’s Audit Committee or were pre-approved in accordance with Revlon, Inc.’s Audit Committee’s Pre-Approval Policy, and Revlon, Inc.’s Audit Committee was provided with regular updates as to the nature of such services and fees paid for such services.

Website Availability of Reports and Other Corporate Governance Information

Revlon, Inc., which owns 100% of Products Corporation’s common stock, maintains a comprehensive corporate governance program, including Corporate Governance Guidelines for Revlon, Inc.’s Board of Directors, Revlon, Inc.’s Board Guidelines for Assessing Director Independence and charters for Revlon, Inc.’s Audit Committee, Nominating and Corporate Governance Committee and Compensation and Stock Plan Committee. Revlon, Inc. maintains a corporate investor relations website, www.revloninc.com, where stockholders and other interested persons may review, without charge, among other things, Revlon, Inc.’s corporate governance materials and certain SEC filings (such as Revlon, Inc.’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, annual reports, Section 16 reports reflecting certain changes in the stock ownership of Revlon, Inc.’s directors and Section 16 officers, and certain other documents filed with the SEC), each of which are generally available on the same business day as the filing date with the SEC on the SEC’s website http://www.sec.gov, as well as on Revlon, Inc.’s website http://www.revloninc.com. In addition, under the section of the website entitled, “Corporate Governance,” Revlon, Inc. posts printable copies of the latest versions of its Corporate Governance Guidelines, Board Guidelines for Assessing Director Independence, charters for Revlon, Inc.’s Audit Committee, Nominating and Corporate Governance Committee and Compensation and Stock Plan Committee, as well as Revlon, Inc.’s and the Company’s Code of Business Conduct, which includes Revlon, Inc.’s and the Company’s Code of Ethics for Senior Financial Officers and the Audit Committee Pre-Approval Policy, each of which the Company will provide in print, without charge, upon written request to Robert K. Kretzman, Executive Vice President and Chief Legal Officer, Revlon, Inc., 237 Park Avenue, New York, NY 10017. The business and financial materials and any other statement or disclosure on, or made available through, the websites referenced herein shall not be deemed incorporated by reference into this report.

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

(3) List of Exhibits:

3 .	Certificate of Incorporation and By-laws.

3.1	Restated Certificate of Incorporation of Products Corporation, dated May 13, 2004 (incorporated by reference to Exhibit 3.1 to Products Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the SEC on May 17, 2004).

3.2	Amended and Restated By-Laws of Products Corporation dated as of June 5, 2002 (incorporated by reference to Exhibit 3.3 to Products Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed with the SEC on August 14, 2002).

4 .	Instruments Defining the Rights of Security Holders, Including Indentures.

4.1	Credit Agreement, dated as of July 9, 2004, among Revlon Consumer Products Corporation (“Products Corporation”) and certain local borrowing subsidiaries, as borrowers, the lenders and issuing lenders party thereto, Citicorp USA, Inc., as term loan administrative agent, Citicorp USA, Inc. as multi-currency administrative agent, Citicorp USA, Inc., as collateral agent, UBS Securities LLC, as syndication agent, and Citigroup Global Markets Inc., as sole lead arranger and sole bookrunner (the “2004 Credit Agreement”) (incorporated by reference to Exhibit 4.34 to Products Corporation’s Current Report on Form 8-K filed with the SEC on July 13, 2004).

4.2	First Amendment dated February 15, 2006 to the 2004 Credit Agreement (incorporated by reference to Exhibit 10.2 to Products Corporation’s Current Report on Form 8-K filed with the SEC on February 17, 2006).

4.3	Second Amendment dated as of July 28, 2006 to the 2004 Credit Agreement (incorporated by reference to Exhibit 4.1 to Products Corporation’s Current Report on Form 8-K filed with the SEC on July 28, 2006).

4.4	Third Amendment dated as of September 29, 2006 to the 2004 Credit Agreement, (incorporated by reference to Exhibit 4.1 of Products Corporation’s Current Report on Form 8-K filed with the SEC on September 29, 2006).

4.5	Fourth Amendment, dated as of December 20, 2006, to the 2004 Credit Agreement, (incorporated by reference to Exhibit 4.2 to Products Corporation’s Current Report on Form 8-K filed with the SEC on December 21, 2006 (the “Products Corporation December 21, 2006 Form 8-K”)).

4.6	Amended and Restated Pledge and Security Agreement, dated as of December 20, 2006 among Revlon, Inc., Products Corporation and the additional grantors party thereto, in favor of Citicorp USA, Inc. as collateral agent for the secured parties (incorporated by reference to Exhibit 4.3 to the Products Corporation December 21, 2006 Form 8-K).

4.7	Amended and Restated Intercreditor and Collateral Agency Agreement, dated as of December 20, 2006 among Citicorp USA, Inc., as administrative agent for the multi-currency lenders and issuing lenders, Citicorp USA, Inc., as administrative agent for the term loan lenders, Citicorp USA, Inc., as collateral agent for the secured parties, Revlon, Inc., Products Corporation and each other loan party (incorporated by reference to Exhibit 4.4 to the Products Corporation December 21, 2006 Form 8-K).

4.8	Term Loan Agreement, dated as of December 20, 2006 among Products Corporation, as borrower, the lenders party thereto, Citicorp USA, Inc., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., as syndication agent, and Citigroup Global Capital Markets Inc., as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 4.1 to the Products Corporation December 21, 2006 Form 8-K).

4.9	Indenture, dated as of March 16, 2005, between Products Corporation and U.S. Bank National Association, as trustee, relating to Products Corporation’s 9 1/2% Senior Notes due 2011 (incorporated by reference to Exhibit 4.12 to Products Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2004 filed with the SEC on April 12, 2005).

10 .	Material Contracts.

10.1	Tax Sharing Agreement, dated as of June 24, 1992, among MacAndrews & Forbes Holdings, Revlon, Inc., Products Corporation and certain subsidiaries of Products Corporation, as amended and restated as of January 1, 2001 (incorporated by reference to Exhibit 10.2 to Products Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC on February 25, 2002).

10.2	Tax Sharing Agreement, dated as of March 26, 2004, by and among Revlon, Inc., Products Corporation and certain subsidiaries of Products Corporation (incorporated by reference to Exhibit 10.25 to Products Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the SEC on May 17, 2004).

10.3	Employment Agreement, dated as of April 25, 2008 between Products Corporation and David L. Kennedy (incorporated by reference to Exhibit 10.1 to Revlon, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 6, 2008 (the “Revlon, Inc. 2008 First Quarter Form 10-Q”)).

10.4	Employment Agreement, dated as of April 25, 2008, between Products Corporation and Alan T. Ennis (incorporated by reference to Exhibit 10.2 to the Revlon, Inc. 2008 First Quarter Form 10-Q).

10.5	Employment Agreement, dated as of April 25, 2008, between Products Corporation and Robert K. Kretzman (incorporated by reference to Exhibit 10.3 to the Revlon, Inc. 2008 First Quarter Form 10-Q).

10.6	Third Amended and Restated Revlon, Inc. Stock Plan (as amended, the “Stock Plan”) (incorporated by reference to Exhibit 4.1 to Revlon, Inc.’s Registration Statement on Form S-8 filed with the SEC on December 10, 2007).

10.7	Form of Nonqualified Stock Option Agreement under the Stock Plan (incorporated by reference to Exhibit 10.7 to Revlon, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 25, 2009.

10.8	Form of Restricted Stock Agreement under the Stock Plan (incorporated by reference to Exhibit 10.8 to Revlon, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 25, 2009.

10.9	Revlon Executive Bonus Plan (incorporated by reference to Exhibit 10.15 to Products Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed with the SEC on August 9, 2005).

10.10	Amended and Restated Revlon Pension Equalization Plan, amended and restated as of December 14, 1998 (incorporated by reference to Exhibit 10.15 to Revlon, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 filed with the SEC on March 3, 1999).

10.11	Executive Supplemental Medical Expense Plan Summary, dated July 2000 (incorporated by reference to Exhibit 10.10 to Revlon, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 21, 2003).

10.12	Benefit Plans Assumption Agreement, dated as of July 1, 1992, by and among Revlon Holdings, Revlon, Inc. and Products Corporation (incorporated by reference to Exhibit 10.25 to Products Corporation’s Annual Report on Form 10-K for the year ended December 31, 1992 filed with the SEC on March 12, 1993).

10.13		Revlon Executive Severance Pay Plan (incorporated by reference to Exhibit 10.4 to Revlon, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the SEC on November 7, 2006).

10.14		Stockholders Agreement, dated as of February 20, 2004, by and between Revlon, Inc. and Fidelity Management & Research Company (incorporated by reference to Exhibit 10.29 to Revlon, Inc.’s Current Report on Form 8-K filed with the SEC on February 23, 2004).

10.15		MacAndrews & Forbes Senior Subordinated Term Loan Agreement, dated as of January 30, 2008, between Products Corporation and MacAndrews & Forbes (incorporated by reference to Exhibit 10.1 to Products Corporation’s Current Report on Form 8-K filed with the SEC on February 1, 2008).

10.16		Amendment No. 1 to MacAndrews & Forbes Senior Subordinated Term Loan Agreement, dated as of November 14, 2008 between Products Corporation and MacAndrews & Forbes (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Products Corporation filed with the SEC on November 14, 2008).

10.17		Letter Agreement between Revlon, Inc. and MacAndrews & Forbes, dated as of January 30, 2008 (incorporated by reference to Exhibit 10.2 to Revlon, Inc.’s Current Report on Form 8-K filed with the SEC on February 1, 2008).

21	.	Subsidiaries.

*21	.1	Subsidiaries of Revlon Consumer Products Corporation.

24	.	Powers of Attorney.

*24	.1	Power of Attorney executed by Ronald O. Perelman.

*24	.2	Power of Attorney executed by Barry F. Schwartz.

*24	.3	Power of Attorney executed by Alan S. Bernikow.

*24	.4	Power of Attorney executed by Paul J. Bohan.

*31	.1	Certification of David L. Kennedy, Chief Executive Officer, dated February 25, 2009, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

*31	.2	Certification of Alan T. Ennis, Chief Financial Officer, dated February 25, 2009, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32	.1 (furnished herewith)	Certification of David L. Kennedy, Chief Executive Officer, dated February 25, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2 (furnished herewith)	Certification of Alan T. Ennis, Chief Financial Officer, dated February 25, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Page

Report of Independent Registered Public Accounting Firm (Consolidated Financial Statements)	F-2
Audited Financial Statements:
Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3
Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2008	F-4
Consolidated Statements of Stockholder’s Deficiency and Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2008	F-5
Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2008	F-7
Notes to Consolidated Financial Statements	F-8
Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts	F-54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
Revlon Consumer Products Corporation:

We have audited the accompanying consolidated balance sheets of Revlon Consumer Products Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholder’s deficiency and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed on the index on page F-1. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Revlon Consumer Products Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” as of January 1, 2007 and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statement No. 87, 88, 106 and 132(R)”, as of December 31, 2006 for the recognition and disclosure provisions and as of January 1, 2007 for the measurement date provisions.

/s/  KPMG LLP

New York, New York
February 25, 2009

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	December 31,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$52.8	$45.1
Trade receivables, less allowance for doubtful accounts of $3.3 and $3.5 as of December 31, 2008 and 2007, respectively	169.9	196.2
Inventories	154.2	165.7
Prepaid expenses and other	80.2	68.0
Assets of discontinued operations	0.3	21.4

Total current assets	457.4	496.4
Property, plant and equipment, net	112.8	112.7
Other assets	89.5	117.9
Goodwill, net	182.6	182.7

Total assets	$842.3	$909.7

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current liabilities:
Short-term borrowings	$0.5	$1.7
Current portion of long-term debt	18.9	6.5
Accounts payable	78.1	88.5
Accrued expenses and other	224.5	243.0
Current liabilities of discontinued operations	0.9	9.0

Total current liabilities	322.9	348.7
Long-term debt	1,203.2	1,432.4
Long-term debt — affiliates	107.0	—
Long-term pension and other post-retirement plan liabilities	223.7	112.4
Other long-term liabilities	67.2	75.9
Other long-term liabilities of discontinued operations	1.7	1.9
Stockholder’s deficiency:
Preferred stock, par value $1.00 per share; 1,000 shares authorized, 546 issued and outstanding as of December 31, 2008 and 2007, respectively	54.6	54.6
Common Stock, par value $1.00 per share; 10,000 shares authorized and 5,260 shares issued as of December 31, 2008 and 2007, respectively	—	—
Additional paid-in capital	932.8	926.0
Accumulated deficit	(1,887.7)	(1,953.5)
Accumulated other comprehensive loss	(183.1)	(88.7)

Total stockholder’s deficiency	(1,083.4)	(1,061.6)

Total liabilities and stockholder’s deficiency	$842.3	$909.7

See Accompanying Notes to Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)

	Year Ended December 31,
	2008	2007	2006

Net sales	$1,346.8	$1,367.1	$1,298.7
Cost of sales	490.9	505.7	527.7

Gross profit	855.9	861.4	771.0
Selling, general and administrative expenses	701.6	728.7	789.0
Restructuring costs and other, net	(8.4)	7.3	27.4

Operating income (loss)	162.7	125.4	(45.4)

Other expenses (income):
Interest expense	119.7	135.6	147.7
Interest income	(0.7)	(1.9)	(1.1)
Amortization of debt issuance costs	5.6	3.3	7.5
Foreign currency (gains) losses, net	0.1	(6.8)	(1.5)
Miscellaneous, net	1.1	(0.3)	27.4

Other expenses, net	125.8	129.9	180.0

Income (Loss) from continuing operations before income taxes	36.9	(4.5)	(225.4)
Provision for income taxes	15.9	7.4	19.9

Income (Loss) from continuing operations	21.0	(11.9)	(245.3)
(Loss) income from discontinued operations, net of taxes	(0.4)	2.9	0.8
Gain on disposal of discontinued operations	45.2	—	—

Income from discontinued operations, including gain on disposal, net of taxes	44.8	2.9	0.8

Net income (loss)	$65.8	$(9.0)	$(244.5)

See Accompanying Notes to Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIENCY
AND COMPREHENSIVE INCOME (LOSS)
(dollars in millions)

		Additional		Accumulated
		Paid-In-Capital		Other	Total
	Preferred	(Capital	Accumulated	Comprehensive	Stockholder’s
	Stock	Deficiency)(g)	Deficit	Loss(b)	Deficiency

Balance, January 1, 2006	$54.6	$699.8	$(1,723.9)	$(121.7)	$(1,091.2)
Capital contribution from direct parent, net		107.5			107.5
Stock option compensation		7.1			7.1
Amortization of deferred compensation for restricted stock		6.0			6.0
Comprehensive loss:
Net loss			(244.5)		(244.5)
Revaluation of foreign currency forward exchange contracts				(0.1)	(0.1)
Currency translation adjustment				3.2	3.2
Adjustment for minimum pension liability(a)				19.0	19.0

Total comprehensive loss(b)					(222.4)
Net adjustment to initially apply SFAS No. 158, net of tax(b)				(24.6)	(24.6)

Balance, December 31, 2006	54.6	820.4	(1,968.4)	(124.2)	(1,217.6)
SFAS No. 158 adjustment(c)			(2.9)	10.3	7.4
Adjustment for adoption of FIN 48(d)			26.8		26.8

Adjusted balance, January 1, 2007	54.6	820.4	(1,944.5)	(113.9)	(1,183.4)
Capital contribution from direct parent, net		98.9			98.9
Stock option compensation		1.5			1.5
Amortization of deferred compensation for restricted stock		5.2			5.2
Comprehensive (loss) income:
Net loss			(9.0)		(9.0)
Revaluation of financial derivative instruments(e)				(1.7)	(1.7)
Currency translation adjustment				(2.0)	(2.0)
Unrealized gains under SFAS No. 158(f)				28.9	28.9

Total comprehensive income					16.2

Balance, December 31, 2007	54.6	926.0	(1,953.5)	(88.7)	(1,061.6)
Stock option compensation		0.3			0.3
Amortization of deferred compensation for restricted stock		6.5			6.5
Comprehensive (loss) income:
Net income			65.8		65.8
Revaluation of financial derivative instruments(h)				(3.3)	(3.3)
Elimination of currency translation adjustment related to Bozzano Sale Transaction(g)				37.3	37.3
Currency translation adjustment				(8.2)	(8.2)
Unrealized losses under SFAS No. 158(f)				(120.2)	(120.2)

Total comprehensive loss					(28.6)

Balance, December 31, 2008	$54.6	$932.8	$(1,887.7)	$(183.1)	$(1,083.4)

(a)	Amount relates to the 2006 adjustment for minimum pension liability in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”. (See Note 12, “Savings Plan, Pension and Post-retirement Benefits”).

(b)	In December 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). As a result, a net adjustment of $(24.6) million was recorded to the ending balance of Accumulated Other Comprehensive Loss. (See Note 12, “Savings Plan, Pension and Post-retirement Benefits”).

(c)	Due to the Company’s early adoption of the provisions under SFAS No. 158, effective as of January 1, 2007 requiring a measurement date for determining defined benefit plan assets and obligations using the Company’s fiscal year end of December 31st, rather than using a September 30th measurement date, the Company recognized a net reduction to the beginning balance of Accumulated Other Comprehensive Loss of $10.3 million, as set forth in the table above, which is comprised of (1) a $9.4 million reduction to Accumulated Other Comprehensive Loss due to the revaluation of the pension liability as a result of the change in the measurement date and (2) a $0.9 million reduction to Accumulated Other Comprehensive Loss of amortization of prior service costs, actuarial gains/losses and return on assets over the period from October 1, 2006 to December 31, 2006. In addition, the Company recognized a $2.9 million increase to the beginning balance of Accumulated Deficit, as set forth in the table above, which represents the total net periodic benefit costs incurred from October 1, 2006 to December 31, 2006. (See Note 12, “Savings Plan, Pension and Post-retirement Benefits”).

(d)	Due to the Company’s adoption of FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” effective for the fiscal year beginning January 1, 2007, the Company reduced its total tax reserves by $26.8 million, which resulted in a corresponding reduction to the accumulated deficit component of Accumulated Other Comprehensive Income (Loss), as set forth in the table above. (See Note 11, “Income Taxes”).

(e)	Due to the Company’s use of derivative financial instruments, the net amount of hedge accounting derivative losses recognized by the Company, as set forth in the table above, pertains to (1) the reversal of $0.4 million of net losses accumulated in Accumulated Other Comprehensive Loss at January 1, 2007 upon the Company’s election during the fiscal quarter ended March 31, 2007 to discontinue the application of hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” for certain derivative financial instruments, as the Company no longer designates its foreign currency forward exchange contracts as hedging instruments; (2) the reversal of a $0.4 million gain pertaining to a net receipt settlement in December 2007 under the terms of Products Corporation’s floating-to-fixed interest rate swap transaction, executed in September 2007, with a notional amount of $150 million relating to indebtedness under Products Corporation’s 2006 Term Loan Facility; and (3) $1.7 million of net losses accumulated in Accumulated Other Comprehensive Loss pertaining to the change in fair value of the above-mentioned floating-to fixed interest rate swap. The Company has designated Products Corporation’s floating-to-fixed interest rate swap executed in September 2007 , as well as Products Corporation’s floating-to-fixed interest rate swap transaction executed in April 2008, with a notional amount of $150 million relating to indebtedness under Products Corporation’s 2006 Term Loan Facility as hedging instruments and accordingly applies hedge accounting under SFAS No. 133 to such swap transactions. (See Note 10, “Financial Instruments” to the Consolidated Financial Statements and the discussion of Critical Accounting Policies in this Form 10-K).

(f)	Amount represents a change in Accumulated Other Comprehensive Income (Loss) as a result of the amortization of unrecognized prior service costs and actuarial gains/losses arising during 2007 and 2008 related to the Company’s pension and other post-retirement plans. (See Note 14, “Accumulated Other Comprehensive Loss”).

(g)	For detail on the Bozzano Sale Transaction (as hereinafter defined) see Note 2, “Discontinued Operations”.

(h)	Amount relates to (1) net unrealized losses of $5.3 million on the 2007 and 2008 Interest Rate Swaps (see Note 10, “Financial Instruments” to the Consolidated Financial Statements and the discussion of Critical Accounting Policies in this Form 10-K) and (2) the reversal of amounts recorded in Accumulated Other Comprehensive Income (Loss) pertaining to net settlement receipts of $0.2 million and net settlement payments of $2.2 million on the 2007 and 2008 Interest Rate Swaps.

See Accompanying Notes to Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	December 31,
	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$65.8	$(9.0)	$(244.5)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (income) from discontinued operations, net of income taxes	0.4	(2.9)	(0.8)
Depreciation and amortization	91.9	99.6	122.4
Amortization of debt discount	0.7	0.6	0.6
Stock compensation amortization	6.8	6.7	13.1
Loss on early extinguishment of debt	0.7	0.1	23.5
Gain on disposal of discontinued operations	(45.2)	—	—
Gain on sale of non-core trademark and certain assets	(12.7)	(0.6)	0.3
Change in assets and liabilities:
Decrease in trade receivables	13.0	9.3	78.7
Decrease in inventories	1.8	21.0	36.2
(Increase) decrease in prepaid expenses and other current assets	(14.3)	—	(6.6)
Decrease in accounts payable	(10.4)	(5.6)	(29.7)
Decrease in accrued expenses and other current liabilities	(17.9)	(78.3)	(69.9)
Purchase of permanent displays	(47.2)	(49.8)	(98.5)
Other, net	(0.3)	9.2	35.5

Net cash provided by (used in) operating activities	33.1	0.3	(139.7)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20.7)	(19.8)	(22.1)
Proceeds from the sale of assets of discontinued operations	107.6	—	—
Proceeds from the sale of a non-core trademark and certain assets	13.6	2.4	—

Net cash provided by (used in) investing activities	100.5	(17.4)	(22.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings and overdraft.	3.1	(5.4)	(9.4)
(Repayment) borrowings under the 2006 Revolving Credit Facility, net	(43.5)	(14.0)	57.5
Borrowings under the 2004 Term Loan Facility	—	—	100.0
Borrowings under the 2006 Term Loan Facility	—	—	840.0
Proceeds from the issuance of long-term debt	—	0.7	—
Proceeds from the issuance of long-term debt — affiliates	170.0	—	—
Repayment of long-term debt	(173.9)	(50.2)	(917.8)
Repayment of long-term debt — affiliates	(63.0)	—	—
Capital contribution from direct parent, net	—	98.9	107.5
Payment of financing costs	(4.6)	(0.9)	(14.8)

Net cash (used in) provided by financing activities	(111.9)	29.1	163.0

CASH FLOWS FROM DISCONTINUED OPERATIONS ACTIVITIES:
Net cash (used in) provided by discontinued operating activities	(10.8)	3.5	1.1
Net cash used in discontinued investing activities	—	(0.2)	(0.3)
Net cash (used in) provided by discontinued financing activities	(0.4)	(4.6)	0.3
Change in cash from discontinued operations	(1.0)	(1.3)	—

Net cash (used in) provided by discontinued operations	(12.2)	(2.6)	1.1

Effect of exchange rate changes on cash and cash equivalents	(1.8)	0.5	0.8

Net increase in cash and cash equivalents	7.7	9.9	3.1
Cash and cash equivalents at beginning of period	45.1	35.2	32.1

Cash and cash equivalents at end of period	$52.8	$45.1	$35.2

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$123.0	$137.6	$155.6
Income taxes, net of refunds	$14.4	$14.6	$12.5

See Accompanying Notes to Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except share and per share amounts)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation:

Revlon Consumer Products Corporation (“Products Corporation” and together with its subsidiaries, the “Company”) operates in a single segment and manufactures and sells an extensive array of cosmetics, women’s hair color, beauty tools, fragrances, skincare, anti-perspirants/deodorants and other personal care products. The Company’s principal customers include large mass volume retailers and chain drug stores in the U.S., as well as certain department stores and other specialty stores, such as perfumeries, outside the U.S. The Company also sells beauty products to U.S. military exchanges and commissaries and has a licensing business, pursuant to which the Company licenses certain of its key brand names to third parties for complementary beauty-related products and accessories.

Products Corporation is a direct wholly-owned operating subsidiary of Revlon, Inc., which is a direct and indirect majority-owned subsidiary of MacAndrews & Forbes Holdings Inc. (“MacAndrews & Forbes Holdings” and, together with certain of its affiliates other than the Company, “MacAndrews & Forbes”), a corporation wholly-owned by Ronald O. Perelman.

The accompanying Consolidated Financial Statements include the accounts of the Company after elimination of all material intercompany balances and transactions.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying Consolidated Financial Statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, certain assumptions related to the recoverability of intangible and long-lived assets, reserves for estimated tax liabilities, restructuring costs, certain estimates and assumptions used in the calculation of the fair value of stock options issued to employees and non-employee directors and the derived compensation expense and certain estimates regarding the calculation of the net periodic benefit costs and the projected benefit obligation for the Company’s pension and other post-retirement plans, including the expected long term return on pension plan assets and the discount rate used to value the Company’s year-end pension benefit obligations.

The economic conditions in late 2008 and early 2009 and the volatility in the financial markets in late 2008 and early 2009, both in the U.S. and in many other countries where the Company operates, have contributed and may continue to contribute to higher unemployment levels, decreased consumer spending, reduced credit availability and/or declining business and consumer confidence. Such conditions could have an impact on consumer purchases and/or retail customer purchases of the Company’s products, which could result in a reduction of sales, operating income and cash flows and could have a material adverse impact on the Company’s significant estimates discussed above and liquidity as discussed in Note 9, “Long-Term Debt”.

In September 2008, Revlon, Inc. effected a 1-for-10 reverse stock split (the “Reverse Stock Split”) of Revlon, Inc.’s Class A common stock, par value $0.01 per share (the “Class A Common Stock”), and Class B common stock, par value $0.01 per share (the “Class B Common Stock” and together with the Class A Common Stock, the “Common Stock”). As a result of the Reverse Stock Split, each ten shares of Revlon, Inc.’s Class A and Class B Common Stock issued and outstanding immediately prior to 11:59 p.m. on September 15, 2008 were automatically combined into one share of Class A Common Stock and Class B Common Stock, respectively.

Certain prior year amounts in this Annual Report on Form 10-K have been adjusted to reflect the reclassification of a discontinued operation as a result of the Bozzano Sale Transaction (as hereinafter defined) (See

Note 2, “Discontinued Operations”) and also retroactively restated to reflect the impact of Revlon, Inc.’s September 2008 1-for-10 Reverse Stock Split.

Cash and Cash Equivalents:

Cash equivalents are primarily investments in high-quality, short-term money market instruments with original maturities of three months or less and are carried at cost, which approximates fair value. Cash equivalents were $21.9 million and $8.1 million as of December 31, 2008 and 2007, respectively. Accounts payable includes $11.0 million and $7.4 million of outstanding checks not yet presented for payment at December 31, 2008 and 2007, respectively.

In accordance with borrowing arrangements with certain financial institutions, Products Corporation is permitted to borrow against its cash balances. The cash available to Products Corporation is the net of the cash position less amounts supporting these short-term borrowings. The cash balances and related borrowings are shown gross in the Company’s Consolidated Balance Sheets. As of December 31, 2008 and 2007, the Company had no such borrowing arrangements against its cash balances. (See Note 8, “Short-Term Borrowings”).

Accounts Receivable:

Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by an allowance for doubtful accounts for balances which are estimated to be uncollectible at December 31, 2008 and 2007, respectively. The Company grants credit terms in the normal course of business to its customers. Trade credit is extended based upon periodically updated evaluations of each customer’s ability to perform its obligations. The Company does not normally require collateral or other security to support credit sales. The allowance for doubtful accounts is determined based on historical experience and ongoing evaluations of the Company’s receivables and evaluations of the risks of payment. Accounts receivable balances are recorded against the allowance for doubtful accounts when they are deemed uncollectible. Recoveries of accounts receivable previously recorded against the allowance are recorded in the Consolidated Statements of Operations when received. At December 31, 2008 and 2007, the Company’s three largest customers accounted for an aggregate of approximately 30% and 35%, respectively, of outstanding accounts receivable.

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

Included in other assets are net permanent wall displays amounting to approximately $56.1 million and $78.1 million as of December 31, 2008 and 2007, respectively, which are amortized over a period of 1 to 3 years in the U.S. and generally over 3 to 5 years outside of the U.S. In the event of product discontinuances, from time to time the Company may accelerate the amortization of related permanent wall displays based on the estimated remaining useful life of the asset. Amortization expense for permanent wall displays for 2008, 2007 and 2006 was $65.8 million, $73.8 million and $85.7 million, respectively. The Company has included, in other assets, net costs related to the issuance of Products Corporation’s debt instruments amounting to approximately $16.3 million and $19.1 million as of December 31, 2008 and 2007, respectively, which are amortized over the terms of the related debt instruments. In addition, the Company has included, in other assets, trademarks, net, of $6.9 million and $7.8 million as of December 31, 2008 and 2007, respectively, and patents, net, of $0.9 million and $0.8 million as of December 31, 2008 and 2007, respectively. Patents and trademarks are recorded at cost and amortized ratably over approximately 10 years. Amortization expense for patents and trademarks for 2008, 2007 and 2006 was $1.9 million, $1.9 million and $2.2 million, respectively.

Intangible Assets Related to Businesses Acquired:

Intangible assets related to businesses acquired principally consist of goodwill, which represents the excess purchase price over the fair value of assets acquired. The Company accounts for its goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, and does not amortize its goodwill. The Company reviews its goodwill for impairment at least annually, or whenever events or changes in circumstances would indicate possible impairment in accordance with SFAS No. 142. The Company performs its annual impairment test of goodwill as of September 30 and performed the annual test as of each of September 30, 2008 and 2007 and concluded that no impairment existed at either date. The Company operates in one reportable segment, which is also the only reporting unit for purposes of SFAS No. 142. Since the Company currently only has one reporting unit, all of the goodwill has been assigned to the enterprise as a whole. The Company compared its estimated fair value of the enterprise as measured by, among other factors, its market capitalization to its net assets and since the fair value of the enterprise was substantially greater than the enterprise’s net assets, the Company concluded that as of December 31, 2008 there was no impairment of goodwill. The amount outstanding for goodwill, net, was $182.5 million and $182.7 million at December 31, 2008 and 2007, respectively. Accumulated amortization of goodwill aggregated $117.4 million and $117.3 million at December 31, 2008 and 2007, respectively. Amortization of goodwill ceased as of January 1, 2002 upon the Company’s adoption of SFAS No. 142.

In accordance with SFAS No. 142, the Company’s intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances would indicate possible impairment in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

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

Cost of Sales:

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

Selling, General and Administrative Expenses:

Selling, general and administrative expenses (“SG&A”) include expenses to advertise the Company’s products, such as television advertising production costs and air-time costs, print advertising costs, promotional displays and consumer promotions. SG&A also includes the amortization of permanent wall displays and intangible assets, distribution costs (such as freight and handling), non-manufacturing overhead, principally personnel and related expenses, insurance and professional fees.

Advertising:

Advertising within SG&A includes television, print and other advertising production costs which are expensed the first time the advertising takes place. The costs of promotional displays are expensed in the period in which they are shipped to customers. Advertising expenses were $260.2 million, $287.1 million and $298.0 million for 2008, 2007 and 2006, respectively, and were included in SG&A in the Company’s Consolidated Statements of Operations. The Company also has various arrangements with customers pursuant to its trade terms to reimburse them for a portion of their advertising costs, which provide advertising benefits to the Company. Additionally, from time to time the Company may pay fees to customers in order to expand or maintain shelf space for its products. The costs that the Company incurs for “cooperative” advertising programs, end cap placement, shelf placement costs and slotting fees, if any, are expensed as incurred and are netted against revenues on the Company’s Consolidated Statements of Operations.

Distribution Costs:

Costs, such as freight and handling costs, associated with product distribution are expensed within SG&A when incurred. Distribution costs were $65.5 million, $65.6 million and $65.1 million for 2008, 2007 and 2006, respectively.

Income Taxes:

Income taxes are calculated using the asset and liability method in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).

Effective as of January 1, 2007, the Company adopted FASB Financial Interpretation Number (“FIN”) 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109”. This interpretation provides guidance on recognition and measurement for uncertainties in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note 11, “Income Taxes”.

Research and Development:

Research and development expenditures are expensed as incurred. The amounts charged against earnings in 2008, 2007 and 2006 for research and development expenditures were $24.3 million, $24.4 million and $24.4 million, respectively.

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

Classes of Stock:

Products Corporation designated 1,000 shares of preferred stock as the “Series A Preferred Stock”, of which 546 shares are outstanding and all of which are held by Revlon, Inc. The holder of the Series A Preferred Stock is not entitled to receive any dividends. The Series A Preferred Stock is entitled to a liquidation preference of $100,000 per share before any distribution is made to the holder of Products Corporation’s common stock. The holder of the Series A Preferred Stock does not have any voting rights, except as required by law. The Series A Preferred Stock may be redeemed at any time by Products Corporation, at its option, for $100,000 per share. However, the terms of Products Corporation’s various debt agreements currently restrict Products Corporation’s ability to effect such redemption.

Stock-Based Compensation:

Effective as of January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes APB No. 25. SFAS No. 123(R) requires that effective for fiscal periods ending after December 31, 2005 all stock-based compensation be recognized as an expense, net of the effect of expected forfeitures, in the financial statements and that such expense be measured at the fair value of the Company’s stock-based awards and generally recognized over the grantee’s required service period. The Company uses the modified prospective method of application, which requires recognition of compensation expense on a prospective basis. Therefore, the Company’s financial statements for fiscal periods ended on or before December 31, 2005 have not been restated to reflect compensation expense in respect of awards of stock options under the Stock Plan. Under this method, in addition to reflecting compensation expense for new share-based awards granted on or after January 1, 2006, expense is also recognized to reflect the remaining service period (generally, the vesting period of the award) of awards that had been included in the Company’s pro forma disclosures in fiscal periods ended on or before December 31, 2005. For stock option awards, the Company has continued to recognize stock option compensation expense using the accelerated attribution method under FASB FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”. For stock option awards granted after January 1, 2006, the Company recognizes stock option compensation expense based on the estimated grant date fair value using the Black-Scholes option valuation model using a straight-line amortization method. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the year ended December 31, 2008, no adjustments have been made to the cash flow statement, as any excess tax benefits that would have been realized have been fully provided for, given the Company’s historical losses and deferred tax valuation allowance.

Derivative Financial Instruments:

The Company is exposed to certain risks relating to it ongoing business operations. The primary risks managed by using derivative financial instruments are foreign currency exchange rate risk and interest rate risk. The Company uses derivative financial instruments, primarily (1) foreign currency forward exchange contracts, for the purpose of managing foreign currency exchange risks by reducing certain effects of fluctuations in foreign currency exchange rates and (2) interest rate swap transactions for the purpose of managing interest rate risks by offseting certain effects of floating interest rates associated with a portion of Products Corporation’s indebtedness. Products Corporation’s foreign currency forward exchange contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denomiated in foreign currencies and generally have maturities of less than one year. In September 2007 and April 2008, Products Corporation executed two floating-to-fixed interest rate swap transactions (the “2007 Interest Rate Swap” and the “2008 Interest Rate Swap” and together the “Interest Rate Swaps”), each with a notional amount of $150.0 million over a period of two years relating to indebtedness under Products Corporation’s 2006 Term Loan Facility (as hereinafter defined).

Foreign Currency Forward Exchange Contracts

While the Company continues to utilize derivative financial instruments, in the case of foreign currency forward exchange contracts, for the purpose of reducing the effects of fluctuations in foreign currency exchange rates in connection with its inventory purchases and intercompany payments, during the fiscal quarter ended March 31, 2007 the Company elected to discontinue the application of hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) effective as of January 1, 2007, in respect of such foreign currency contracts. Accordingly, effective as of January 1, 2007, the Company no longer designates its foreign currency forward exchange contracts as hedging instruments. By removing such designation, any changes in the fair value of Products Corporation’s foreign currency forward exchange contracts subsequent to the Company’s discontinuance of hedge accounting are recognized in the Company’s earnings. Also, upon the removal of the hedging designation, any unrecognized gains (losses) accumulated in Accumulated Other Comprehensive Loss related to the Company’s prior application of hedge accounting in respect of such foreign currency contracts was fixed and was recognized in the Company’s earnings as the underlying transactions pertaining to the derivative instrument occur. If the underlying transaction is not forecasted to occur, the related gain (loss) accumulated in Accumulated Other Comprehensive Loss is recognized in the Company’s earnings immediately.

The U.S. dollar notional amount of the foreign currency forward exchange contracts outstanding at December 31, 2008 and 2007 was $41.0 million and $23.6 million, respectively. During 2008, net gains of $1.9 million from expired derivative instruments were recognized into earnings. At December 31, 2007, the change in the fair value of Products Corporation’s unexpired foreign currency forward exchange contracts subsequent to the Company’s discontinuance of hedge accounting effective as of January 1, 2007 was $0.1 million, which was recognized in the Company’s earnings. During 2007, net losses of $2.2 million from expired derivative instruments related to foreign currency forward exchange contracts were recognized into earnings and net derivative losses related to foreign currency forward exchange contracts of $0.4 million were reclassified from Accumulated Other Comprehensive Loss into the Company’s earnings as a result of discontinuing the application of hedge accounting.

During 2008, 2007 and 2006, net derivative losses related to foreign currency forward exchange contracts of nil, $0.4 million and $0.3 million, respectively, were reclassified to the Company’s Statement of Operations. The fair value of the foreign currency foreign exchange contracts outstanding at December 31, 2008 and 2007 was $2.0 million and $(0.3) million, respectively and is recorded in “Prepaid expenses and other” in the amount of $2.2 million and $0.1 million, respectively, and in “Accrued expenses and other” in the amount of $0.2 million and $0.4 million, respectively in the Company’s accompanying Consolidated Balance Sheets. There were no unrecognized gains (losses) related to foreign currency forward exchange contracts accumulated in other comprehensive loss at December 31, 2008 and 2007.

Interest Rate Swap Transactions

In September 2007 and April 2008, Products Corporation executed two floating-to-fixed interest rate swap transactions, each with a notional amount of $150.0 million over a period of two years relating to indebtedness under Products Corporation’s 2006 Term Loan Facility. The Company designated the Interest Rate Swaps as cash flow hedges of the variable interest rate payments under Products Corporation’s 2006 Term Loan Facility with respect to the $150.0 million notional amount under each such Interest Rate Swap. Under the terms of the 2007 Interest Rate Swap and the 2008 Interest Rate Swap, Products Corporation is required to pay to the counterparty a quarterly fixed interest rate of 4.692% and 2.66%, respectively, on the $150.0 million notional amount under each Interest Rate Swap commencing in December 2007 and July 2008, respectively, while receiving a variable interest rate payment from the counterparty equal to three-month U.S. dollar LIBOR (which effectively fixed the interest rate on such notional amounts at 8.692% and 6.66%, respectively, for the 2-year term of each Interest Rate Swap). While the Company is exposed to credit loss in the event of the counterparty’s non-performance, if any, the Company’s exposure is limited to the net amount that Products Corporation would have received from the counterparty over the remaining balance of each Interest Rate Swap’s two-year term. The Company does not anticipate any non-performance and, furthermore, even in the case of any non-performance by the counterparty, the Company expects that any such loss would not be material.

Products Corporation’s Interest Rate Swaps qualify for hedge accounting treatment under SFAS No. 133 and have been designated as cash flow hedges. Accordingly, the effective portion of the changes in fair value of the Interest Rate Swaps is reported within the equity component of the Company’s other comprehensive loss. The ineffective portion of the changes in the fair value of the Interest Rate Swaps, if any, is recognized in interest expense. Any unrecognized income (loss) accumulated in other comprehensive loss related to the Interest Rate Swaps is recorded in the Company’s Statement of Operations, primarily in interest expense, when the underlying transactions hedged are realized.

At December 31, 2008, the fair value of Products Corporation’s 2007 Interest Rate Swap and 2008 Interest Rate Swap was $(3.8) million and $(1.9) million, respectively, and the accumulated losses recorded in other comprehensive loss were $3.7 million and $1.7 million, respectively. During 2008, a derivative loss of $2.0 million and a derivative gain of $0.1 million related to the 2007 Interest Rate Swap and 2008 Interest Rate Swap, respectively, was reclassified from other comprehensive loss into the Company’s Statement of Operations in interest expense. The amount of the 2008 Interest Rate Swap’s ineffectiveness in 2008, which was recorded in interest expense, was $(0.2) million.

At December 31, 2007, the fair value of Products Corporation’s 2007 Interest Rate Swap was $(2.2) million and the accumulated losses recorded in other comprehensive loss were $2.1 million. During 2007, a derivative gain of $0.4 million related to the 2007 Interest Rate Swap was reclassified from other comprehensive loss into the Company’s Statement of Operations in interest expense. The amount of the 2008 Interest Rate Swap’s ineffectiveness in 2007, which was recorded in interest expense, was $(0.2) million.

Recent Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement clarifies the definition of fair value of assets and liabilities, establishes a framework for measuring fair value of assets and liabilities and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, the FASB deferred the effective date of SFAS No. 157 until the fiscal years beginning after November 15, 2008 as it relates to the fair value measurement requirements for non-financial assets and liabilities that are initially measured at fair value, but not measured at fair value in subsequent periods. These non-financial assets include goodwill and other indefinite-lived intangible assets which are included within other assets. In accordance with SFAS No. 157, the Company has adopted the provisions of SFAS No. 157 with respect to financial assets and liabilities effective as of January 1, 2008 and its adoption did not have a material impact on its results of operations or financial condition. The Company will adopt SFAS No. 157 for non-financial assets and liabilities effective as of January 1, 2009 and does not expect that its adoption will have a material impact on the Company’s results of operations and/or financial condition.

The fair value framework under SFAS No. 157 requires the categorization of assets and liabilities into three levels based upon the assumptions used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3, if applicable, generally would require significant management judgment. The three levels for categorizing assets and liabilities under SFAS No. 157’s fair value measurement requirements are as follows:

•	Level 1: Fair valuing the asset or liability using observable inputs such as quoted prices in active markets for identical assets or liabilities;

•	Level 2: Fair valuing the asset or liability using inputs other than quoted prices that are observable for the applicable asset or liability, either directly or indirectly, such as quoted prices for similar (as opposed to identical) assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

•	Level 3: Fair valuing the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.

As of December 31, 2008 the fair values of the Company’s financial assets and liabilities, namely its foreign currency forward exchange contracts and Interest Rate Swaps, are categorized as presented in the table below:

	Total	Level 1	Level 2	Level 3

Assets
Interest Rate Swaps(a)	$0.8	$—	$0.8	$—
Foreign currency forward exchange contracts(b)	2.2	—	2.2	—

Total assets at fair value	$3.0	$—	$3.0	$—

Liabilities
Interest Rate Swaps(a)	$6.5	$—	$6.5	$—
Foreign currency forward exchange contracts(b)	0.2	—	0.2	—

Total liabilities at fair value	$6.7	$—	$6.7	$—

(a)	Based on three-month U.S. Dollar LIBOR index.

(b)	Based on observable market transactions of spot and forward rates.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and goodwill acquired, and it provides guidance for disclosures about business combinations. SFAS No. 141R requires all assets acquired, the liabilities assumed and any non-controlling interest in the acquiree be recognized at their fair values at the acquisition date. SFAS No. 141R also requires the acquirer to expense acquisition costs as incurred and to expense restructuring costs in the periods subsequent to the acquisition date. In addition, SFAS No. 141R also requires the acquirer to recognize changes in valuation allowances on acquired deferred tax assets in its statement of operations on financial condition. These changes in deferred tax benefits were previously recognized through a corresponding reduction to goodwill. With the exception of provisions regarding acquired deferred taxes, which are applicable to all business combinations, SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the fiscal year beginning after December 15, 2008. The Company will adopt the provisions of SFAS No. 141R effective as of January 1, 2009 and expects that its adoption will not have a material impact on its results of operations or financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133”. This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS No. 161 are effective for fiscal years beginning after November 15, 2008. See Note 10, “Financial Instruments — Derivative Financial Instruments” for the Company’s disclosures required under SFAS No. 161. The Company has adopted the provisions of SFAS No. 161 as of December 31, 2008 and its adoption did not have a material impact on its results of operations or financial condition.

2.	DISCONTINUED OPERATIONS

In July 2008, the Company consummated the disposition of its non-core Bozzano business, a men’s hair care and shaving line of products, and certain other non-core brands, including Juvena and Aquamarine, which were sold by the Company only in the Brazilian market (the “Bozzano Sale Transaction”). The transaction was effected through the sale of the Company’s indirect Brazilian subsidiary, Ceil Comércio E Distribuidora Ltda. (“Ceil”), to Hypermarcas S.A., a Brazilian publicly-traded, consumer products corporation. The purchase price was approximately $107 million, including approximately $3 million in cash on Ceil’s balance sheet on the closing date. Net proceeds, after the payment of taxes and transaction costs, were approximately $95 million.

In September 2008, Products Corporation used $63 million of the net proceeds from the Bozzano Sale Transaction to repay $63 million in aggregate principal amount of the MacAndrews & Forbes Senior Subordinated Term Loan, which after such repayment had $107 million in aggregate principal amount outstanding, and which pursuant to a November 2008 amendment is scheduled to mature on the earlier of (1) the date that Revlon, Inc. issues equity with gross proceeds of at least $107 million, which proceeds would be used to repay the $107 million remaining aggregate principal balance of the MacAndrews & Forbes Senior Subordinated Term Loan, or (2) August 1, 2010.

During the third quarter of 2008, the Company recorded a one-time gain from the Bozzano Sale Transaction of $45.2 million, net of taxes of $10.4 million. Included in this gain calculation is a $37.3 million elimination of currency translation adjustments.

The consolidated balance sheets at December 31, 2008 and 2007, respectively, were updated to reflect the assets and liabilities of the Ceil subsidiary as a discontinued operation. The following table summarizes the assets and liabilities of the discontinued operation, excluding intercompany balances eliminated in consolidation, at December 31, 2008 and 2007, respectively:

	December 31,	December 31,
	2008	2007

Assets:
Cash and cash equivalents	$—	$1.7
Trade receivables, less allowance for doubtful accounts of nil and $0.8 as of September 30, 2008 and December 31, 2007, respectively	—	6.5
Inventories	—	3.4
Prepaid expenses and other	0.3	5.0
Property, plant and equipment, net	—	1.0
Other assets	—	0.3
Goodwill, net	—	3.5

Total assets	$0.3	$21.4

Liabilities:
Short-term borrowings	$—	$0.4
Accounts payable	—	1.2
Accrued expenses and other	0.9	7.4

Total current liabilities	0.9	9.0

Other long-term liabilities	1.7	1.9

Total liabilities	$2.6	$10.9

The income statements for the year ended December 31, 2008, 2007 and 2006, respectively, were adjusted to reflect the Ceil subsidiary as a discontinued operation (which was previously reported in the Latin America region). The following table summarizes the results of the Ceil discontinued operations for each of the respective periods:

	Year Ended December 31,
	2008	2007	2006

Net sales	$20.6	$33.0	$32.7
Operating income	0.1	2.6	1.7
Income before income taxes	0.1	3.4	0.8
Provision for income taxes	0.5	0.5	—
Net (loss) income	(0.4)	2.9	0.8

3.   RESTRUCTURING COSTS AND OTHER, NET

During 2008, the Company recorded income of $8.4 million to restructuring costs and other, net, primarily due to a gain of $7.0 million related to the sale of a facility in Mexico and a net gain of $5.9 million related to the sale of a non-core trademark. In addition, during 2008 the Company reduced by $0.4 million restructuring costs that were associated with certain restructurings announced in 2006 (the “2006 Programs”), primarily due to the charges for employee severance and other employee-related termination costs being slightly lower than originally estimated. These were partially offset by a charge of $4.9 million for certain restructuring activities in 2008, of which $0.8 million related to a restructuring in Canada, $1.1 million related to the Company’s decision to close and sell its facility in Mexico, $2.9 million related to the Company’s realignment of certain functions within customer business development, information management and administrative services in the U.S. and $0.1 million related other various restructurings (together the “2008 Programs”).

During 2007, the Company recorded total restructuring charges of approximately $7.3 million, of which $4.4 million was associated with the restructurings announced in 2006, primarily for employee severance and other employee-related termination costs, as to which approximately 300 employees had been terminated in connection with these restructurings. In addition, approximately $2.9 million was associated with restructuring programs implemented in 2007, primarily for employee severance and other employee-related termination costs relating principally to the closure of the Company’s facility in Irvington, New Jersey and other employee-related termination costs relating to personnel reductions in the Company’s information management function and its sales force in Canada (the “2007 Programs”), as to which approximately 140 employees had been terminated in connection with these restructurings. During 2006, the Company recorded net charges of $27.4 million, primarily for employee severance and other related personnel benefits.

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

Details of the activity described above during 2008, 2007 and 2006 are as follows:

	Balance
	Beginning of	Expenses,	Utilized, Net		Balance End
	Year	Net	Cash	Noncash	of Year

2008

Employee severance and other personnel benefits:
2006 programs	$4.1	$(0.4)	$(3.4)	$—	$0.3
2007 programs	0.6	—	(0.5)	—	0.1
2008 programs	—	4.9	(1.7)	(0.2)	3.0

	4.7	4.5	(5.6)	(0.2)	3.4
Leases and equipment write-offs	0.2	—	(0.2)	—	—

Total restructuring accrual	$4.9		$(5.8)	$(0.2)	$3.4

Gain on sale of Mexico facility		(7.0)
Gain on sale of non-core trademark		(5.9)

Total restructuring costs and other, net		$(8.4)

2007

Employee severance and other personnel benefits:
2003 programs	$0.1	$—	$(0.1)	$—	$—
2004 programs	0.1	—	(0.1)	—	—
2006 Programs	17.2	4.4	(16.2)	(1.3)	4.1
Other 2006 programs (a)	0.1	—	(0.1)	—	—
2007 Programs	—	2.9	(2.3)	—	0.6

	17.5	7.3	(18.8)	(1.3)	4.7
Leases and equipment write-offs	0.4	—	—	(0.2)	0.2

	$17.9	$7.3	$(18.8)	$(1.5)	$4.9

2006

Employee severance and other personnel benefits:
2003 programs	$1.2	$(0.3)	$(0.8)	$—	$0.1
2004 programs	2.4	—	(2.3)	—	0.1
2006 Programs	—	27.6	(10.4)	—	17.2

Other 2006 programs (a)	—	0.3	(0.2)	—	0.1

	3.6	27.6	(13.7)	—	17.5
Leases and equipment write-offs	0.6	(0.2)	0.2	(0.2)	0.4

	$4.2	$27.4	$(13.5)	$(0.2)	$17.9

(a)	Other 2006 programs refer to various immaterial international restructurings in respect of Chile, Brazil and Israel.

As of December 31, 2008, 2007 and 2006, the unpaid balance of the restructuring costs and other, net for reserves is included in “Accrued expenses and other” and “Other long-term liabilities” in the Company’s Consolidated Balance Sheets. The remaining balance at December 31, 2008 for employee severance and other personnel benefits is $3.4 million, of which $3.4 million is expected to be paid by the end of 2009.

4.   INVENTORIES

	December 31,
	2008	2007

Raw materials and supplies	$57.6	$58.6
Work-in-process	16.6	17.4
Finished goods	80.0	89.7

	$154.2	$165.7

5.   PREPAID EXPENSES AND OTHER

	December 31,
	2008	2007

Prepaid expenses	$22.9	$25.7
Other	57.3	42.3

	$80.2	$68.0

6.   PROPERTY, PLANT AND EQUIPMENT, NET

	December 31,
	2008	2007

Land and improvements	$2.0	$2.0
Building and improvements	59.9	59.0
Machinery, equipment and capital leases	129.9	133.7
Office furniture, fixtures and capitalized software	97.4	89.9
Leasehold improvements	10.8	11.9
Construction-in-progress	10.1	13.5

	310.1	310.0
Accumulated depreciation	(197.3)	(197.3)

	$112.8	$112.7

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $17.8 million, $19.8 million and $26.2 million, respectively.

7.  ACCRUED EXPENSES AND OTHER

	December 31,
	2008	2007

Sales returns and allowances	$87.3	$98.8
Advertising and promotional costs	30.9	36.6
Compensation and related benefits	41.4	40.6
Interest	14.7	18.9
Taxes	15.4	13.0
Restructuring costs	3.4	4.6
Derivative financial instruments	5.7	1.3
Other	25.7	29.2

	$224.5	$243.0

8.  SHORT-TERM BORROWINGS

Products Corporation had outstanding short-term bank borrowings (excluding borrowings under the 2006 Credit Agreements, which are reflected in Note 9, “Long-Term Debt”), aggregating $0.5 million and $1.7 million at December 31, 2008 and 2007, respectively. The weighted average interest rate on short-term borrowings outstanding at December 31, 2008 and 2007 was 8.0% and 6.8%, respectively. Under certain of these short-term borrowing arrangements, the Company is permitted to borrow against its cash balances. The cash balances and related borrowings are shown gross in the Company’s Consolidated Balance Sheets. As of December 31, 2008 and 2007, the Company had no such borrowing arrangements against its cash balances.

9.  LONG-TERM DEBT

	December 31,
	2008	2007

2006 Term Loan Facility due 2012 (See (a) below)	$833.7	$840.0
2006 Revolving Credit Facility due 2012 (See (a) below)	—	43.5
9 1/2% Senior Notes due 2011, net of discounts (See (b) below)	388.2	387.5
8 5/8% Senior Subordinated Notes due 2008 (See (c) below)	—	167.4
MacAndrews & Forbes Senior Subordinated Term Loan due 2010 (See (d) below)	107.0	—
2004 Consolidated MacAndrews & Forbes Line of Credit (See (e) below)	—	—
Other long-term debt	0.2	0.5

	1,329.1	1,438.9
Less current portion	(18.9)	(6.5)

	$1,310.2	$1,432.4

The Company completed several significant financing transactions during 2008, 2007 and 2006.

2008 Transactions

Full Repayment of the 8 5/8% Senior Subordinated Notes with the MacAndrews & Forbes Senior Subordinated Term Loan

In January 2008, Products Corporation entered into the Senior Subordinated Term Loan Agreement with MacAndrews & Forbes (the “MacAndrews & Forbes Senior Subordinated Term Loan”) and on February 1, 2008, Products Corporation used the $170 million proceeds of such loan to repay in full the approximately $167.4 million remaining aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes due February 1, 2008 (the “8 5/8% Senior Subordinated Notes”), which matured on February 1, 2008, and to pay $2.55 million of related fees and expenses. In connection with such repayment, Products Corporation also paid from cash on hand approximately $7.2 million of accrued and unpaid interest due on the 8 5/8% Senior Subordinated Notes up to, but not including, the February 1, 2008 maturity date.

In September 2008, Products Corporation used $63.0 million of the net proceeds from the Bozzano Sale Transaction to partially repay $63.0 million in aggregate principal amount of the MacAndrews & Forbes Senior Subordinated Term Loan. Following such partial repayment, there remained outstanding $107 million in aggregate principal amount under the MacAndrews & Forbes Senior Subordinated Term Loan.

Pursuant to a November 2008 amendment, the MacAndrews & Forbes Senior Subordinated Term Loan is scheduled to mature on the earlier of (1) the date that Revlon, Inc. issues equity with gross proceeds of at least $107 million, which proceeds would be contributed to Products Corporation and used to repay the $107 million remaining aggregate principal balance of the MacAndrews & Forbes Senior Subordinated Term Loan, or (2) August 1, 2010.

Under the MacAndrews & Forbes Senior Subordinated Term Loan, Products Corporation may, at its option, prepay such loan, in whole or in part, at any time prior to maturity, without premium or penalty. The MacAndrews &

Forbes Senior Subordinated Term Loan bears interest at an annual rate of 11%, payable quarterly in cash, and is unsecured and subordinated to Products Corporation’s senior debt.

2007 Transactions

$100 Million Rights Offering — 2007

In January 2007, Revlon, Inc. successfully completed the $100 Million Rights Offering (as hereinafter defined) of its Class A Common Stock and used the proceeds primarily to reduce Products Corporation’s indebtedness. See “2004 Investment Agreement — $100 Million Rights Offering”, below.

2006 Transactions

Credit Agreement Refinancing — December 2006

In December 2006, Products Corporation completed a refinancing of its 2004 Credit Agreement (as hereinafter defined) by entering into the 5-year 2006 Term Loan Facility (as hereinafter defined) in an original aggregate principal amount of $840 million, and entering into the 2006 Revolving Credit Facility, amending and restating its existing $160.0 million multi-currency revolving credit facility under the 2004 Credit Agreement and extending its maturity through the same 5-year period, maturing on January 15, 2012.

$110 Million Rights Offering — March 2006

In March 2006, Revlon, Inc. completed the $110 Million Rights Offering (as hereinafter defined) of its Class A Common Stock and used the proceeds to reduce Products Corporation’s indebtedness. See “2004 Investment Agreement — $110 Million Rights Offering”, below.

(a)	Credit Agreements:

Complete Refinancing of the 2004 Credit Agreement in December 2006

In July 2004, Products Corporation entered into a credit agreement (the “2004 Credit Agreement”) with certain of its subsidiaries as local borrowing subsidiaries, a syndicate of lenders, Citicorp USA, Inc., as multi-currency administrative agent, term loan administrative agent and collateral agent, UBS Securities LLC as syndication agent and Citigroup Global Markets Inc., as sole lead arranger and sole bookrunner.

The 2004 Credit Agreement originally provided up to $960.0 million and consisted of a term loan facility of $800.0 million (the “2004 Term Loan Facility”) and a $160.0 million multi-currency revolving credit facility, the availability under which varied based upon the borrowing base that was determined based upon the value of eligible accounts receivable and eligible inventory in the U.S. and the U.K. and eligible real property and equipment in the U.S. from time to time (the “2004 Multi-Currency Facility”). In March 2005, Products Corporation pre-paid $100.0 million of the 2004 Term Loan Facility using a portion of the net proceeds of Products Corporation’s 9 1/2% Senior Notes (as hereinafter defined), and in July 2006, the 2004 Term Loan Facility was increased back to $800.0 million as a result of the $100.0 million Term Loan Add-on (as hereinafter defined).

On December 20, 2006, Products Corporation replaced the $800 million 2004 Term Loan Facility under its 2004 Credit Agreement with a 5-year, $840 million term loan facility (the “2006 Term Loan Facility”) by entering into a term loan agreement (the “2006 Term Loan Agreement”), dated as of December 20, 2006, among Products Corporation, as borrower, the lenders party thereto, Citicorp USA, Inc., as administrative agent and collateral agent, Citigroup Global Markets Inc., as sole lead arranger and sole bookrunner, and JPMorgan Chase Bank, N.A., as syndication agent. As part of this bank refinancing, Products Corporation also amended and restated the 2004 Multi-Currency Facility (the “2006 Revolving Credit Facility” and together with the 2006 Term Loan Facility the “2006 Credit Facilities”) by entering into a $160.0 million asset-based, multi-currency revolving credit agreement that amended and restated the 2004 Credit Agreement (the “2006 Revolving Credit Agreement” and together with the 2006 Term Loan Agreement, the “2006 Credit Agreements”).

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

If the value of the eligible assets is not sufficient to support a $160 million borrowing base under the 2006 Revolving Credit Facility, Products Corporation will not have full access to the 2006 Revolving Credit Facility. Products Corporation’s ability to make borrowings under the 2006 Revolving Credit Facility is also conditioned upon the satisfaction of certain conditions precedent and Products Corporation’s compliance with other covenants in the 2006 Revolving Credit Facility, including a fixed charge coverage ratio that applies if and when the “excess borrowing base” (representing the difference between (1) the borrowing base under the 2006 Revolving Credit Facility and (2) the amounts outstanding under such facility) is less than $20.0 million.

Borrowings under the 2006 Revolving Credit Facility (other than loans in foreign currencies) bear interest at a rate equal to, at Products Corporation’s option, either (i) the Eurodollar Rate plus 2.00% per annum or (ii) the Alternate Base Rate plus 1.00% per annum. Loans in foreign currencies bear interest in certain limited circumstances, or if mutually acceptable to Products Corporation and the relevant foreign lenders, at the Local Rate, and otherwise at the Eurocurrency Rate, in each case plus 2.00%. At December 31, 2008, the effective weighted average interest rate for borrowings under the 2006 Revolving Credit Facility was 6.42%.

Products Corporation pays to the lenders under the 2006 Revolving Credit Facility a commitment fee of 0.30% of the average daily unused portion of the 2006 Revolving Credit Facility, which fee is payable quarterly in arrears. Under the 2006 Revolving Credit Facility, Products Corporation pays:

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

Under the 2006 Term Loan Facility, Eurodollar Loans bear interest at the Eurodollar Rate plus 4.00% per annum and Alternate Base Rate loans bear interest at the Alternate Base Rate plus 3.00% per annum. At December 31, 2008, the effective weighted average interest rate for borrowings under the 2006 Term Loan Facility was 6.42%.

The original aggregate principal amount under the 2006 Term Loan Facility was $840 million, which was drawn in full on the December 20, 2006 closing date and used to repay in full the approximately $798 million of outstanding term loans under the 2004 Credit Agreement (plus accrued interest of approximately $15.3 million and a pre-payment fee of approximately $8.0 million), and the remainder was used to repay approximately $13.3 million of indebtedness outstanding under the 2006 Revolving Credit Facility, after paying fees and expenses related to the credit agreement refinancing.

Prior to the termination date of the 2006 Term Loan Facility, on April 15, July 15, October 15 and January 15 of each year (which commenced April 15, 2008), Products Corporation is required to repay $2.1 million of the principal amount of the term loans outstanding under the 2006 Term Loan Facility on each respective date. In addition, the term loans under the 2006 Term Loan Facility are required to be prepaid with:

(i)	the net proceeds in excess of $10.0 million for each twelve-month period ending on each July 9 (or $25.0 million for the twelve-month period ending on July 9, 2007) received during such period from sales of Term Loan First Lien Collateral (as defined below) by Products Corporation or any of its subsidiary guarantors (subject to carryover of unused annual basket amounts up to a maximum of $25.0 million and subject to certain specified dispositions up to an additional $25.0 million in the aggregate);

(ii)	the net proceeds from the issuance by Products Corporation or any of its subsidiaries of certain additional debt; and

(iii)	50% of Products Corporation’s “Excess Cash Flow” (as defined under the 2006 Term Loan Facility), which prepayments are applied to reduce future regularly scheduled amortization payments.

At December 31, 2008 the aggregate principal amount outstanding under the 2006 Term Loan Facility was $833.7 million due to the regularly scheduled quarterly amortization payments referred to above.

Under the 2006 Term Loan Facility, certain pre-payments require the payment of fees of 1% if such pre-payment is made on or prior to December 20, 2009, in each case of the amount prepaid.

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

The liens on, among other things, inventory, accounts receivable, deposit accounts, investment property (other than the capital stock of Products Corporation and its subsidiaries), real property, equipment, fixtures and certain intangible property related thereto secure the 2006 Revolving Credit Facility on a first priority basis and the 2006 Term Loan Facility on a second priority basis. The liens on the capital stock of Products Corporation and its subsidiaries and intellectual property and certain other intangible property (the “Term Loan First Lien Collateral”) secure the 2006 Term Loan Facility on a first priority basis and the 2006 Revolving Credit Facility on a second priority basis. Such arrangements are set forth in the Amended and Restated Intercreditor and Collateral Agency Agreement, dated as of December 20, 2006, by and among Products Corporation and the lenders (the “2006

Intercreditor Agreement”). The 2006 Intercreditor Agreement also provides that the liens referred to above may be shared from time to time, subject to certain limitations, with specified types of other obligations incurred or guaranteed by Products Corporation, such as foreign exchange and interest rate hedging obligations (including the Interest Rate Swaps that Products Corporation entered into in September 2007 and April 2008 in connection with indebtedness outstanding under the 2006 Term Loan Facility) and foreign working capital lines.

Each of the 2006 Credit Facilities contains various restrictive covenants prohibiting Products Corporation and its subsidiaries from:

(i)	incurring additional indebtedness or guarantees, with certain exceptions;

(ii)	making dividend and other payments or loans to Revlon, Inc. or other affiliates, with certain exceptions, including among others,

(a)	exceptions permitting Products Corporation to pay dividends or make other payments to Revlon, Inc. to enable it to, among other things, pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal, accounting and insurance fees, regulatory fees, such as SEC filing fees and NYSE listing fees, and other expenses related to being a public holding company,

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

In addition to the foregoing, the 2006 Term Loan Facility contains a financial covenant limiting Products Corporation’s senior secured leverage ratio (the ratio of Products Corporation’s Senior Secured Debt (excluding debt outstanding under the 2006 Revolving Credit Facility) to EBITDA, as each such term is defined in the 2006 Term Loan Facility) to 5.0 to 1.0 for each period of four consecutive fiscal quarters ending during the period from December 31, 2008 to the January 2012 maturity date of the 2006 Term Loan Facility.

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

The events of default under each 2006 Credit Facility include customary events of default for such types of agreements, including:

(i)	nonpayment of any principal, interest or other fees when due, subject in the case of interest and fees to a grace period;

(ii)	non-compliance with the covenants in such 2006 Credit Facility or the ancillary security documents, subject in certain instances to grace periods;

(iii)	the institution of any bankruptcy, insolvency or similar proceedings by or against Products Corporation, any of Products Corporation’s subsidiaries or Revlon, Inc., subject in certain instances to grace periods;

(iv)	default by Revlon, Inc. or any of its subsidiaries (A) in the payment of certain indebtedness when due (whether at maturity or by acceleration) in excess of $5.0 million in aggregate principal amount or (B) in the observance or performance of any other agreement or condition relating to such debt, provided that the amount of debt involved is in excess of $5.0 million in aggregate principal amount, or the occurrence of any other event, the effect of which default referred to in this subclause (iv) is to cause or permit the holders of such debt to cause the acceleration of payment of such debt;

(v)	in the case of the 2006 Term Loan Facility, a cross default under the 2006 Revolving Credit Facility, and in the case of the 2006 Revolving Credit Facility, a cross default under the 2006 Term Loan Facility;

(vi)	the failure by Products Corporation, certain of Products Corporation’s subsidiaries or Revlon, Inc. to pay certain material judgments;

(vii)	a change of control such that (A) Revlon, Inc. shall cease to be the beneficial and record owner of 100% of Products Corporation’s capital stock, (B) Ronald O. Perelman (or his estate, heirs, executors, administrator or other personal representative) and his or their controlled affiliates shall cease to “control” Products Corporation, and any other person or group or persons owns, directly or indirectly, more than 35% of the total voting power of Products Corporation, (C) any person or group of persons other than Ronald O. Perelman (or his estate, heirs, executors, administrator or other personal representative) and his or their controlled affiliates shall “control” Products Corporation or (D) during any period of two consecutive years, the directors serving on Products Corporation’s Board of Directors at the beginning of such period (or other directors nominated by at least 66 2/3% of such continuing directors) shall cease to be a majority of the directors;

(viii)	the failure by Revlon, Inc. to contribute to Products Corporation all of the net proceeds it receives from any sale of its equity securities or Products Corporation’s capital stock, subject to certain limited exceptions;

(ix)	the failure of any of Products Corporation’s, its subsidiaries’ or Revlon, Inc.’s representations or warranties in any of the documents entered into in connection with the 2006 Credit Facility to be correct, true and not misleading in all material respects when made or confirmed;

(x)	the conduct by Revlon, Inc. of any meaningful business activities other than those that are customary for a publicly traded holding company which is not itself an operating company, including the ownership of meaningful assets (other than Products Corporation’s capital stock) or the incurrence of debt, in each case subject to limited exceptions;

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

Products Corporation was in compliance with all applicable covenants under the 2006 Credit Agreements as of December 31, 2008. At December 31, 2008, the aggregate principal amount outstanding under the 2006 Term Loan Facility was $833.7 million due to regularly scheduled quarterly amortization payments. At December 31, 2008, availability under the $160.0 million 2006 Revolving Credit Facility, based upon the calculated borrowing base less approximately $13.1 million of outstanding letters of credit and nil then drawn on the 2006 Revolving Credit Facility, was approximately $126.8 million.

Other Transactions under the 2004 Credit Agreement Prior to Its Complete Refinancing in December 2006

In March 2005, the 2004 Term Loan Facility was reduced to $700.0 million following Products Corporation’s March 2005 pre-payment of $100.0 million with a portion of the proceeds from its issuance of the 9 1/2% Senior Notes and in July 2006, the Term Loan Facility was increased back to $800.0 million as a result of the $100.0 million Term Loan Add-on.

In February 2006, Products Corporation secured an amendment to the 2004 Credit Agreement (the “first amendment”), which excluded from various financial covenants certain charges in connection with the 2006 Programs described in Note 3 above, as well as some start-up costs incurred by the Company in 2005 related to the Vital Radiance brand before its discontinuance in September 2006 and the complete re-stage of the Almay brand. Specifically, the first amendment provided for the add-back to the 2004 Credit Agreement’s definition of “EBITDA” the lesser of (i) $50 million; or (ii) the cumulative one-time charges associated with (a) certain aspects of the 2006 Programs described in Note 3 and (b) the non-recurring costs in the third and fourth quarters of 2005 associated with the Vital Radiance brand before its discontinuance in September 2006 and the complete re-stage of the Almay brand. Under the 2004 Credit Agreement, “EBITDA” was used in the determination of Products Corporation’s senior secured leverage ratio and the consolidated fixed charge coverage ratio.

In July 2006, Products Corporation secured a further amendment (the “second amendment”) to its 2004 Credit Agreement to, among other things, add an additional $100.0 million to the 2004 Credit Agreement’s 2004 Term Loan Facility (the “Term Loan Add-on”). The second amendment also reset the 2004 Credit Agreement’s senior secured leverage ratio covenant to 5.5 to 1.0 through June 30, 2007 (which was subsequently extended to September 30, 2008 in connection with the December 2006 refinancing of the 2006 Credit Agreements), stepping down to 5.0 to 1.0 for the remainder of the term of the 2004 Credit Agreement. The second amendment also enabled Products Corporation to add back to the 2004 Credit Agreement’s definition of “EBITDA” up to $25 million related to restructuring charges (in addition to the restructuring charges permitted to be added back pursuant to the first amendment to the 2004 Credit Agreement) and charges for certain product returns and/or product discontinuances. The proceeds from the $100.0 million Term Loan Add-on were used to repay in July 2006 $78.6 million of outstanding indebtedness under the 2004 Multi-Currency Facility under the 2004 Credit Agreement, without any permanent reduction in the commitment under that facility, and the balance of $11.7 million, after the payment of fees and expenses incurred in connection with consummating such transaction, was used for general corporate purposes.

In September 2006, Products Corporation secured an additional amendment (the “third amendment”) to its 2004 Credit Agreement, which enabled Products Corporation to add back to the 2004 Credit Agreement’s definition of “EBITDA” up to $75 million of restructuring charges (in addition to the restructuring charges permitted to be added back pursuant to the first and second amendments to the 2004 Credit Agreement), asset impairment charges, inventory write-offs, inventory returns costs and in each case related charges in connection with the September 2006 discontinuance of the Vital Radiance brand, the Company’s CEO change in September 2006 and certain other aspects of the 2006 Programs described in Note 3.

(b)	9 1/2% Senior Notes due 2011:

Products Corporation issued $310.0 million aggregate principal amount of 9 1/2% Senior Notes due 2011 (the “Original 9 1/2% Senior Notes”) pursuant to an indenture, dated as of March 16, 2005, by and between Products Corporation and U.S. Bank National Association, as trustee. This issuance and the related transactions extended the maturities of Products Corporation’s debt that would have otherwise been due in 2006.

The proceeds from the Original 9 1/2% Senior Notes were used in March 2005 to prepay $100.0 million of indebtedness outstanding under the 2004 Term Loan Facility of Products Corporation’s 2004 Credit Agreement, together with accrued interest and the associated $5.0 million pre-payment fee and to pay $7.0 million in certain fees and expenses associated with the issuance of the Original 9 1/2% Senior Notes.

The remaining $197.9 million of proceeds from the Original 9 1/2% Senior Notes was placed in a debt defeasance trust and, in April 2005, used to redeem all of the $116.2 million aggregate principal amount of Products Corporation’s then outstanding 8 1/8% Senior Notes, plus $1.9 million of accrued interest, and all of the $75.5 million aggregate principal amount of Products Corporation’s then outstanding 9% Senior Notes, plus $3.1 million of accrued interest and the applicable premium of $1.1 million. The aggregate redemption amounts for the 8 1/8% Senior Notes and 9% Senior Notes were $118.1 million and $79.8 million, respectively, which constituted the principal amount and interest payable on the 8 1/8% Senior Notes and the 9% Senior Notes up to, but not including, the redemption date, and, with respect to the 9% Senior Notes, the applicable premium. In connection with the redemption, the Company recognized a loss on extinguishment of debt of $1.5 million.

In June 2005, all of the Original 9 1/2% Senior Notes were exchanged for new 9 1/2% Senior Notes (the “March 2005 9 1/2% Senior Notes”), which have substantially identical terms to the Original 9 1/2% Senior Notes, except that the March 2005 9 1/2% Senior Notes are registered with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), and the transfer restrictions and registration rights applicable to the Original 9 1/2% Senior Notes do not apply to the March 2005 9 1/2% Senior Notes.

In August 2005, Products Corporation issued an additional $80.0 million aggregate principal amount of the 9 1/2% Senior Notes due 2011, which priced at 95 1/4% of par (the “Additional 9 1/2% Senior Notes”), in a private placement to institutional buyers, as additional notes pursuant to the same indenture governing the Original 9 1/2% Senior Notes. The issuance of the Additional 9 1/2% Senior Notes constituted a further issuance of, are the same series as, and will vote on any matters submitted to note holders with, the Original 9 1/2% Senior Notes. The Company used the proceeds of this issuance to help fund investments in certain brand initiatives and for general corporate purposes, as well as to pay fees and expenses in connection with the issuance of the Additional 9 1/2% Senior Notes and any outstanding fees and expenses in connection with the issuance of and exchange offer for the Original 9 1/2% Senior Notes.

In December 2005, all of the Additional 9 1/2% Senior Notes issued by Products Corporation in August 2005 were exchanged for new 9 1/2% Senior Notes (the “August 2005 9 1/2% Senior Notes”), which have substantially identical terms to the Additional 9 1/2% Senior Notes, except that the August 2005 9 1/2% Senior Notes are registered with the SEC under the Securities Act, and the transfer restrictions and registration rights applicable to the Additional 9 1/2% Senior Notes do not apply to the August 2005 9 1/2% Senior Notes (which are collectively referred to with the March 2005 9 1/2% Senior Notes as the “9 1/2% Senior Notes”).

The 9 1/2% Senior Notes are senior unsecured obligations of Products Corporation ranking equally in right of payment with any of Products Corporation’s present and future senior indebtedness, including the indebtedness under the 2006 Credit Agreements, and are senior to the MacAndrews & Forbes Senior Subordinated Term Loan and, prior to their full repayment on February 1, 2008, the 8 5/8% Senior Subordinated Notes. The 9 1/2% Senior Notes are also senior to all of Products Corporation’s future subordinated indebtedness. The 9 1/2% Senior Notes are effectively subordinated to the outstanding indebtedness and other liabilities of Products Corporation’s subsidiaries. The 9 1/2% Senior Notes bear interest at an annual rate of 9 1/2%, which is payable on April 1 and October 1 of each year.

The 9 1/2% Senior Notes indenture provides that Products Corporation may redeem the 9 1/2% Senior Notes at its option, in whole or in part, at any time on or after April 1, 2008, at the redemption prices set forth in the 9 1/2% Senior Notes indenture.

Pursuant to the 9 1/2% Senior Notes indenture, upon a Change of Control (as defined in such indenture), each holder of the 9 1/2% Senior Notes has the right to require Products Corporation to make an offer to repurchase all or a portion of such holder’s 9 1/2% Senior Notes at a price equal to 101% of the aggregate principal amount of such holder’s 9 1/2% Senior Notes, plus accrued and unpaid interest, if any, thereon to the date of repurchase.

The 9 1/2% Senior Notes indenture contains covenants which, subject to certain exceptions, limit the ability of Products Corporation and its subsidiaries to, among other things, incur additional indebtedness, pay dividends on or redeem or repurchase stock, engage in certain asset sales, make certain types of investments and other restricted payments, engage in transactions with affiliates, restrict dividends or payments from subsidiaries and create liens on their assets. All of these limitations and prohibitions, however, are subject to a number of important qualifications and exceptions.

The 9 1/2% Senior Notes indenture contains customary events of default for debt instruments of such type and includes a cross acceleration provision which provides that it shall be an event of default if any debt (as defined in such indenture) of Products Corporation or any of its significant subsidiaries (as defined in such indenture) is not paid within any applicable grace period after final maturity or is accelerated by the holders of such debt because of a default and the total principal amount of the portion of such debt that is unpaid or accelerated exceeds $25.0 million and such default continues for 10 days after notice from the trustee under such indenture. If any such event of default occurs, the trustee under such indenture or the holders of at least 25% in aggregate principal amount of the outstanding notes under such indenture may declare all such notes to be due and payable immediately, provided that the holders of a majority in aggregate principal amount of the outstanding notes under such indenture may, by notice to the trustee, waive any such default or event of default and its consequences under such indenture.

(c)	The 8 5/8% Senior Subordinated Notes (the “8 5/8% Senior Subordinated Notes”):

Prior to their full repayment in February 2008 using the proceeds of the MacAndrews & Forbes Senior Subordinated Term Loan, the 8 5/8% Senior Subordinated Notes were unsecured obligations of Products Corporation and (i) subordinate in right of payment to all existing and future senior debt of Products Corporation, including the 9 1/2% Senior Notes and the indebtedness under the 2006 Credit Agreements, (ii) ranked equally in right of payment with all future senior subordinated debt, if any, of Products Corporation and (iii) senior in right of payment to all future junior subordinated debt, if any, of Products Corporation. The 8 5/8% Senior Subordinated Notes were effectively subordinated to the outstanding indebtedness and other liabilities of Products Corporation’s subsidiaries. (See “MacAndrews & Forbes Senior Subordinated Term Loan Agreement” and “2004 Investment Agreement — $110 Million Rights Offering” and “— $100 Million Rights Offering” ).

(d)	MacAndrews & Forbes Senior Subordinated Term Loan Agreement

In January 2008, Products Corporation entered into the MacAndrews & Forbes Senior Subordinated Term Loan Agreement and on February 1, 2008 used the $170 million of proceeds from such loan to repay in full the $167.4 million remaining aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes, which matured on February 1, 2008, and to pay $2.55 million of related fees and expenses. In connection with such repayment, Products Corporation also used cash on hand to pay $7.2 million of accrued and unpaid interest due on the 8 5/8% Senior Subordinated Notes up to, but not including, the February 1, 2008 maturity date.

In September 2008, Products Corporation used $63.0 million of the net proceeds from the Bozzano Sale Transaction to partially repay $63.0 million of the outstanding aggregate principal amount of the MacAndrews & Forbes Senior Subordinated Term Loan. Following such partial repayment, there remained outstanding $107 million in aggregate principal amount under the MacAndrews & Forbes Senior Subordinated Term Loan.

The MacAndrews & Forbes Senior Subordinated Term Loan bears interest at an annual rate of 11%, which is payable in arrears in cash on March 31, June 30, September 30 and December 31 of each year. Pursuant to a November 2008 amendment, the MacAndrews & Forbes Senior Subordinated Term Loan is scheduled to mature on the earlier of (1) the date that Revlon, Inc. issues equity with gross proceeds of at least $107 million, which proceeds would be contributed to Products Corporation and used to repay the $107 million remaining aggregate principal balance of the MacAndrews & Forbes Senior Subordinated Term Loan, or (2) August 1, 2010, in consideration for the payment of an extension fee of 1.5% of the aggregate principal amount outstanding under the loan. The MacAndrews & Forbes Senior Subordinated Term Loan continues to provide that Products Corporation may, at its option, prepay such loan, in whole or in part (together with accrued and unpaid interest), at any time prior to maturity without premium or penalty.

The MacAndrews & Forbes Senior Subordinated Term Loan is an unsecured obligation of Products Corporation and, pursuant to subordination provisions that are generally incorporated from the indenture which governed the 8 5/8% Senior Subordinated Notes prior to their repayment, is subordinated in right of payment to all existing and future senior debt of Products Corporation, currently including indebtedness under (i) Products Corporation’s 2006 Credit Agreements, and (ii) Products Corporation’s 9 1/2% Senior Notes. The MacAndrews & Forbes Senior Subordinated Term Loan has the right to payment equal in right of payment with any present and future senior subordinated indebtedness of Products Corporation.

The MacAndrews & Forbes Senior Subordinated Term Loan Agreement contains covenants (other than the subordination provisions discussed above) that are generally incorporated from the indenture governing Products Corporation’s 9 1/2% Senior Notes, including covenants that limit the ability of Products Corporation and its subsidiaries to, among other things, incur additional indebtedness, pay dividends on or redeem or repurchase stock, engage in certain asset sales, make certain types of investments and other restricted payments, engage in certain transactions with affiliates, restrict dividends or payments from subsidiaries and create liens on their assets. All of these limitations and prohibitions, however, are subject to a number of important qualifications and exceptions.

The MacAndrews & Forbes Senior Subordinated Term Loan Agreement includes a cross acceleration provision which is substantially the same as that in Products Corporation’s 9 1/2% Senior Notes that provides that it shall be an event of default under the MacAndrews & Forbes Senior Subordinated Term Loan Agreement if any debt (as defined in such agreement) of Products Corporation or any of its significant subsidiaries (as defined in such agreement) is not paid within any applicable grace period after final maturity or is accelerated by the holders of such debt because of a default and the total principal amount of the portion of such debt that is unpaid or accelerated exceeds $25.0 million and such default continues for 10 days after notice from MacAndrews & Forbes. If any such event of default occurs, MacAndrews & Forbes may declare the MacAndrews & Forbes Senior Subordinated Term Loan to be due and payable immediately.

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

Upon any change of control (as defined in the MacAndrews & Forbes Senior Subordinated Term Loan Agreement), Products Corporation is required to repay the MacAndrews & Forbes Senior Subordinated Term Loan in full, after fulfilling an offer to repay Products Corporation’s 9 1/2% Senior Notes and to the extent permitted by Products Corporation’s 2006 Credit Agreements.

In connection with the closing of the MacAndrews & Forbes Senior Subordinated Term Loan, Revlon, Inc. and MacAndrews & Forbes entered into a letter agreement in January 2008 pursuant to which Revlon, Inc. agreed that if Revlon, Inc. conducts any equity offering before the full payment of the MacAndrews & Forbes Senior Subordinated Term Loan, and if MacAndrews & Forbes and/or its affiliates elects to participate in any such offering, MacAndrews & Forbes and/or its affiliates may pay for any shares it acquires in such offering either in cash or by tendering debt valued at its face amount under the MacAndrews & Forbes Senior Subordinated Term Loan Agreement, including any accrued but unpaid interest, on a dollar for dollar basis or in any combination of cash and such debt. Revlon, Inc. is under no obligation to conduct an equity offering and MacAndrews & Forbes and its affiliates are under no obligation to subscribe for shares should Revlon, Inc. elect to conduct an equity offering.

(e)	2004 Consolidated MacAndrews & Forbes Line of Credit:

In July 2004, Products Corporation and MacAndrews & Forbes Inc. entered into a line of credit, with an initial commitment of $152.0 million, which was reduced to $87.0 million in July 2005 and reduced from $87.0 million to $50.0 million in January 2007 upon Revlon, Inc.’s consummation of the $100 Million Rights Offering (as amended, the “2004 Consolidated MacAndrews & Forbes Line of Credit”). Pursuant to a December 2006 amendment, upon consummation of the $100 Million Rights Offering, which was completed in January 2007, $50.0 million of the line of credit remained available to Products Corporation through January 31, 2008 on substantially the same terms (which line of credit would otherwise have terminated pursuant to its terms upon the consummation of the $100 Million Rights Offering). The 2004 Consolidated MacAndrews & Forbes Line of Credit expired in accordance with its terms on January 31, 2008. It was undrawn during its entire term.

Long-Term Debt Maturities

The aggregate amounts of contractual long-term debt maturities at December 31, 2008 in the years 2009 through 2013 and thereafter are as follows:

	Long-term
	debt
Years ended December 31,	maturities

2009	$18.9	(a)
2010	107.0	(b)
2011	396.5	(c)
2012	808.5	(d)
2013	—
Thereafter	—

Total long-term debt	$1,330.9	(e)

(a)	Amount refers to the amortization payment of $16.6 million required to be made under the terms of the 2006 Term Loan Facility within 100 days after its 2008 fiscal year end representing 50% of its 2008 “Excess Cash Flow” (as defined in the 2006 Credit Agreements) (which prepayment fully offsets Products Corporation’s required quarterly term loan amortization payments of $2.1 million per quarter that would otherwise have been due on April 15, 2009, July 15, 2009, October 15, 2009, January 15, 2010, April 15, 2010, July 15, 2010, October 15, 2010 and $1.9 million of the amortization payment otherwise due on January 15, 2011) and regularly scheduled quarterly amortization payments required to be made under the terms of the 2006 Term Loan Facility

(b)	Amount refers to the $107 million aggregate principal amount outstanding under the MacAndrews & Forbes Senior Subordinated Term Loan, after giving effect to Products Corporation $63.0 million partial repayment of such loan in September 2008 using a portion of the net proceeds from the Bozzano Sale Transaction. Pursuant to a November 2008 amendment, the MacAndrews & Forbes Senior Subordinated Term Loan is scheduled to mature on the earlier of (1) the date that Revlon, Inc. issues equity with gross proceeds of at least $107 million, which proceeds would be contributed to Products Corporation and used to repay the $107 million remaining aggregate principal balance of the MacAndrews & Forbes Senior Subordinated Term Loan, or (2) August 1, 2010.

(c)	Amount refers to the principal balance due on the 9 1/2% Senior Notes, as well as regularly scheduled quarterly amortization payments required to be made under the terms of the 2006 Term Loan Facility. The difference between this amount and the carrying amount is due to the issuance of the $80.0 million in aggregate principal amount of the Additional 9 1/2% Senior Notes at a discount, priced at 95 1/4% of par.

(d)	Amount refers to the $808.5 million of aggregate principal amount that is expected to be outstanding under the 2006 Term Loan Facility on its January 2012 maturity date (after giving effect to the regularly schedule quarterly amortization payments through the January 2012 maturity date of such facility, as well as the amortization payment of $16.6 million required to be made under the terms of the 2006 Term Loan Facility within 100 days after its 2008 fiscal year end representing 50% of its 2008 “Excess Cash Flow” (which prepayment fully offsets Products Corporation’s required quarterly term loan amortization payments of $2.1 million per quarter that would otherwise have been due on April 15, 2009, July 15, 2009, October 15, 2009, January 15, 2010, April 15, 2010, July 15, 2010, October 15, 2010 and $1.9 million of the amortization payment otherwise due on January 15, 2011), and assuming no other prepayments, mandatory or otherwise).

(e)	Amount excludes the $160.0 million 2006 Revolving Credit Facility, which as of December 31, 2008, was undrawn.

2004 Investment Agreement

In February 2004, Revlon, Inc.’s Board of Directors approved agreements with Fidelity Management & Research Company (“Fidelity”) and MacAndrews & Forbes intended to strengthen the Company’s balance sheet, as well as an Investment Agreement (as amended, the “2004 Investment Agreement”) with MacAndrews & Forbes covering a series of transactions designed to reduce Products Corporation’s levels of indebtedness. In March 2004, Revlon, Inc. exchanged approximately $804 million of Products Corporation’s debt, $54.6 million of Revlon, Inc. preferred stock and $9.9 million of accrued interest for 29,996,949 shares of Class A Common Stock (the “Revlon Exchange Transactions”) (as adjusted for Revlon, Inc.’s September 2008 1-for-10 Reverse Stock Split). As a result of the Revlon Exchange Transactions, Revlon, Inc. reduced Products Corporation’s debt by approximately $804 million on March 25, 2004.

In connection with the closing of the Revlon Exchange Transactions on March 25, 2004, MacAndrews & Forbes Holdings executed a joinder agreement to the Revlon, Inc. registration rights agreement pursuant to which all Class A Common Stock acquired by MacAndrews & Forbes pursuant to the 2004 Investment Agreement are deemed to be registrable securities. Also, in connection with the Revlon Exchange Transactions, in February 2004, Revlon, Inc. and Fidelity entered into a stockholders agreement (the “Stockholders Agreement”) pursuant to which, among other things, (i) Revlon, Inc. agreed to continue to maintain a majority of independent directors (as defined by New York Stock Exchange listing standards) on its Board of Directors, as it currently does; (ii) Revlon, Inc. established and maintains a Nominating and Corporate Governance Committee of the Board of Directors; and (iii) Revlon, Inc. agreed to certain restrictions with respect to Revlon, Inc.’s conducting any business or entering into any transactions or series of related transactions with any of its affiliates, any holders of 10% or more of the outstanding voting stock or any affiliates of such holders (in each case, other than its subsidiaries). The Stockholders Agreement will terminate when Fidelity ceases to be the beneficial holder of at least 5% of Revlon, Inc.’s outstanding voting stock.

Pursuant to the 2004 Investment Agreement, in addition to the Revlon Exchange Transactions, Revlon, Inc. committed to conduct further rights and equity offerings (such equity offerings, together with the Revlon Exchange Transactions, are referred to as the “Debt Reduction Transactions”). Under the 2004 Investment Agreement, MacAndrews & Forbes agreed to take, or cause to be taken, all commercially reasonable actions to facilitate the Debt Reduction Transactions, including back-stopping certain rights offerings.

In August 2005, Revlon, Inc. announced its plan to issue $185.0 million of equity. In connection with such plans, MacAndrews & Forbes and Revlon, Inc. amended the 2004 Investment Agreement in August 2005 to increase MacAndrews & Forbes’ commitment to purchase such equity as was necessary to ensure that Revlon, Inc. issued $185.0 million in equity. In March 2006 Revlon, Inc. successfully completed a $110 million rights offering of its Class A Common Stock and a related private placement to MacAndrews & Forbes (together, the “$110 Million Rights Offering”). Having completed the $110 Million Rights Offering, to facilitate Revlon, Inc.’s plans to issue the full $185 million of equity, during 2006 Revlon, Inc. and MacAndrews & Forbes entered into various amendments to the 2004 Investment Agreement to extend the time for completing the remaining $75 million of such issuance from March 31, 2006 until March 31, 2007, in each case by extending MacAndrews & Forbes’ $75 million back-stop to such later date.

In January 2007, Revlon, Inc. successfully completed a $100 million rights offering of its Class A Common Stock and a related private placement to MacAndrews & Forbes (together, the “$100 Million Rights Offering”). In each case proceeds were used by the Company to reduce indebtedness, as described below, and, as each rights offering was fully subscribed, in each case MacAndrews & Forbes was not required to purchase any additional shares beyond its pro rata subscription in connection with its back-stop obligations under the 2004 Investment Agreement.

$110 Million Rights Offering

In March 2006, Revlon, Inc. successfully completed the $110 Million Rights Offering which allowed each stockholder of record of Revlon, Inc.’s Class A and Class B Common Stock as of the close of business on February 13, 2006, the record date set by Revlon, Inc.’s Board of Directors, to purchase additional shares of Class A Common Stock. The subscription price for each share of Class A Common Stock purchased in the $110 Million Rights Offering, including shares purchased in the private placement by MacAndrews & Forbes, was $28.00 per share (as adjusted for Revlon, Inc.’s September 2008 1-for-10 Reverse Stock Split).

Upon completing the $110 Million Rights Offering, Revlon, Inc. promptly transferred the net proceeds to Products Corporation, which it used to redeem $109.7 million aggregate principal amount of its 8 5/8% Senior Subordinated Notes in satisfaction of the applicable requirements under the 2004 Credit Agreement, at an aggregate redemption price of $111.8 million, including $2.1 million of accrued and unpaid interest up to, but not including, the redemption date. (See “2008 Transactions — Full Repayment of the 8 5/8% Senior Subordinated Notes with the MacAndrews & Forbes Senior Subordinated Term Loan” for a description of the full repayment of the 8 5/8% Senior Subordinated Notes on their February 1, 2008 maturity date).

In completing the $110 Million Rights Offering, Revlon, Inc. issued an additional 3,928,571 shares of its Class A Common Stock, including 1,588,566 shares subscribed for by public shareholders (other than MacAndrews & Forbes) and 2,340,005 shares issued to MacAndrews & Forbes in a private placement directly from Revlon, Inc. pursuant to a Stock Purchase Agreement between Revlon, Inc. and MacAndrews & Forbes, dated as of February 17, 2006 (in each case such share amounts are adjusted for Revlon, Inc.’s September 2008 1-for-10 reverse stock split). The shares issued to MacAndrews & Forbes represented the number of shares of Revlon, Inc.’s Class A Common Stock that MacAndrews & Forbes would otherwise have been entitled to purchase pursuant to its basic subscription privilege in the $110 Million Rights Offering (which was approximately 60% of the shares of Revlon, Inc.’s Class A Common Stock offered in the $110 Million Rights Offering).

$100 Million Rights Offering

In January 2007, Revlon, Inc. successfully completed the $100 Million Rights Offering, which allowed each stockholder of record of Revlon, Inc.’s Class A and Class B Common Stock as of the close of business on December 11, 2006, the record date set by Revlon, Inc.’s Board of Directors, to purchase additional shares of Class A Common Stock. The subscription price for each share of Class A Common Stock purchased in the $100 Million Rights Offering, including shares purchased in the private placement by MacAndrews & Forbes, was $10.50 per share (as adjusted for Revlon, Inc.’s September 2008 1-for-10 Reverse Stock Split).

Upon completing the $100 Million Rights Offering, Revlon, Inc. promptly transferred the net proceeds to Products Corporation, which it used in February 2007 to redeem $50.0 million aggregate principal amount of its 8 5/8% Senior Subordinated Notes (prior to their full repayment in February 2008), at an aggregate redemption price of $50.3 million, including $0.3 million of accrued and unpaid interest up to, but not including, the redemption date. In January 2007, Products Corporation used the remainder of such proceeds to repay approximately $43.3 million of indebtedness outstanding under Products Corporation’s 2006 Revolving Credit Facility, without any permanent reduction in that commitment, after paying approximately $2.0 million of fees and expenses incurred in connection with such offering, with approximately $5 million of the remaining net proceeds being available for general corporate purposes. Following such partial redemption of the 8 5/8% Senior Subordinated Notes, there remained outstanding $167.4 million in aggregate principal amount of such notes, which Products Corporation repaid in full on the February 1, 2008 maturity date of the 8 5/8% Senior Subordinated Notes, using the proceeds of the MacAndrews & Forbes Senior Subordinated Term Loan (See “2008 Transactions — Full Repayment of the 8 5/8% Senior Subordinated Notes with the MacAndrews & Forbes Senior Subordinated Term Loan”).

In completing the $100 Million Rights Offering, in January 2007, Revlon, Inc. issued an additional 9,523,809 shares of its Class A Common Stock, including 3,784,747 shares subscribed for by public shareholders (other than MacAndrews & Forbes) and 5,739,062 shares issued to MacAndrews & Forbes in a private placement directly from Revlon, Inc. pursuant to a Stock Purchase Agreement between Revlon, Inc. and MacAndrews & Forbes, dated as of December 18, 2006 (in each case such share amounts are adjusted for Revlon, Inc.’s September 2008 1-for-10 Reverse Stock Split). The shares issued to MacAndrews & Forbes represented the number of shares of Revlon, Inc.’s Class A Common Stock that MacAndrews & Forbes would otherwise have been entitled to purchase pursuant to its basic subscription privilege in the $100 Million Rights Offering (which was approximately 60% of the shares of Revlon, Inc.’s Class A Common Stock offered in the $100 Million Rights Offering).

Liquidity Considerations

The Company expects that operating revenues, cash on hand and funds available for borrowing under the 2006 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2009, including cash requirements in connection with the payment of operating expenses, including expenses in connection with the execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt service payments and costs and regularly scheduled pension and post-retirement plan contributions and benefit payments.

There can be no assurance that available funds will be sufficient to meet the Company’s cash requirements on a consolidated basis. If the Company’s anticipated level of revenues are not achieved because of, for example, decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel; adverse changes in currency; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors; changes in consumer purchasing habits, including with respect to shopping channels; retailer inventory management; retailer space reconfigurations or reductions in retailer display space; less than anticipated results from the Company’s existing or new products or from its advertising and/or marketing plans; or if the Company’s expenses, including, without limitation, for advertising and promotions or for returns related to any reduction of retail space, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet the Company’s cash requirements.

In the event of a decrease in demand for the Company’s products, reduced sales, lack of increases in demand and sales, changes in consumer purchasing habits, including with respect to shopping channels, retailer inventory management, retailer space reconfigurations or reductions in retailer display space, product discontinuances and/or advertising and promotion expenses or returns expenses exceeding its expectations or less than anticipated results from the Company’s existing or new products or from its advertising and/or marketing plans, any such development, if significant, could reduce Products Corporation’s revenues and could adversely affect it’s ability to comply with certain financial covenants under the 2006 Credit Agreements and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending.

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

The terms of the 2006 Credit Agreements, the indenture governing the 9 1/2% Senior Notes and the MacAndrews & Forbes Senior Subordinated Term Loan Agreement generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc. to enable Revlon, Inc., among other things, to pay expenses incidental to being a public holding company, including, among other things, professional fees, such as legal, accounting and insurance fees, regulatory fees, such as SEC filing fees, NYSE listing fees and other expenses related to being a public holding company and, subject to certain limitations, to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Stock Plan.

10.  FINANCIAL INSTRUMENTS

The fair value of the Company’s debt, including the current portion of long-term debt, is based on the quoted market prices for the same issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair value of such debt at December 31, 2008 and 2007, respectively, was approximately $360.1 million and $26.4 million less than the carrying values of $1,329.1 million and $1,438.9 million, respectively.

Products Corporation also maintains standby and trade letters of credit with certain banks for various corporate purposes under which Products Corporation is obligated, of which approximately $13.1 million and $14.6 million (including amounts available under credit agreements in effect at that time) were maintained at December 31, 2008 and 2007, respectively. Included in these amounts is approximately $9.3 million and $9.9 million, at December 31, 2008 and 2007, respectively, in standby letters of credit, which support Products Corporation’s self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.

The carrying amounts of cash and cash equivalents, marketable securities, trade receivables, notes receivable, accounts payable and short-term borrowings approximate their fair values.

Derivative Financial Instruments

The Company uses derivative financial instruments, primarily (1) foreign currency forward exchange contracts, for the purpose of managing foreign currency exchange risk by reducing the effects of fluctuations in foreign currency exchange rates and (2) interest rate swap transactions, including, without limitation, the Interest Rate Swaps entered into in September 2007 and April 2008, for the purpose of managing interest rate risk by offseting the effects of floating interest rates associated with the Products Corporation’s indebtedness. The foreign currency forward exchange contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in foreign currencies and generally have maturities of less than one year. In September 2007 and April 2008, Products Corporation executed two floating-to-fixed interest rate swap transactions (the “2007 Interest Rate Swap” and the “2008 Interest Rate Swap” and together the “Interest Rate Swaps”) each with a notional amount of $150.0 million over a period of two years relating to indebtedness under Products Corporation’s 2006 Term Loan Facility. As required by SFAS No. 161, quantitative information regarding the fair values of the Company’s derivative financial instruments is as follows:

	Fair Values of Derivative Instruments as of December 31,
	Assets			Liabilities
		2008	2007		2008	2007
Derivatives under	Balance Sheet	Fair	Fair	Balance Sheet	Fair	Fair
SFAS No. 133:	Classification	Value	Value	Classification	Value	Value

Derivatives designated as hedging instruments:
Interest rate swaps(a):
2007 Interest Rate Swap	Prepaid expenses	$—	$0.1	Accrued expenses	$3.8	$0.9
	Other long-term assets	—	—	Other long-term liabilities	—	1.4
2008 Interest Rate Swap	Prepaid expenses	0.8	—	Accrued expenses	1.7	—
	Other long-term assets	—	—	Other long-term liabilities	1.0	—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts(b)	Prepaid expenses	2.2	0.1	Accrued expenses	0.2	0.4

		$3.0	$0.2		$6.7	$2.7

(a)	Fair value is determined by using observable market transactions of spot and forward rates.

(b)	Fair value is determined by using the applicable LIBOR index.

In addition, quantitative information regarding the gains (losses) of the Company’s derivative financial instruments, as required by SFAS No. 161, is as follows:

	Derivative Instruments Gain (Loss) Effect on
	Consolidated Statement of Operations as of December 31,
				Amount of Gain		Amount of
				(Loss)		Gain (Loss)
				Reclassified		Recognized
			Income Statement	from OCI		in Interest
	Amount of Gain (Loss)		Classification	to Income		Expense
	Recognized in OCI		of Gain (Loss)	(Effective		(Ineffective
	(Effective Portion)		Reclassified from	Portion)		Portion)
	2008	2007	OCI to Income	2008	2007	2008	2007

Derivatives designated as cash flow hedges:
Interest rate swaps:
2007 Interest Rate Swap	$(3.7)	$(2.1)	Interest expense	$(2.1)	$0.4	$—	$(0.1)
2008 Interest Rate Swap	(1.7)	—	Interest expense	0.1	—	(0.2)	—

	(5.4)	(2.1)		(2.0)	0.4	(0.2)	(0.1)
Foreign currency forward exchange contracts(a)	—	—	Cost of goods sold	—	(0.4)	—	—

	$(5.4)	$(2.1)		$(2.0)	$—	$(0.2)	$(0.1)

	Amount of Gain (Loss) Recognized in Foreign currency gains (losses), net
	2008	2007

Derivatives not designated as hedging instruments:
Foreign currency forward Exchange contracts	$4.5	$(2.0)

(a)	Represents losses accumulated prior to the Company’s election to discontinue hedge accounting which are reversed into earnings when the underlying transactions to the derivative instrument occur.

11.  INCOME TAXES

The Company’s income (loss) before income taxes and the applicable provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2008	2007	2006

Income (loss) from continuing operations before income taxes:
United States	$(14.3)	$(47.0)	$(237.8)
Foreign	51.2	42.5	12.4

	$36.9	$(4.5)	$(225.4)

Provision (benefit) for income taxes:
United States federal	$0.6	$0.2	$0.2
State and local	(3.2)	(0.3)	1.0
Foreign	18.5	7.5	18.7

	$15.9	$7.4	$19.9

Current	$34.1	$20.8	$22.3
Deferred	2.8	(4.2)	0.2
Benefits of operating loss carryforwards	(21.0)	(3.3)	(2.6)
Resolution of tax matters	—	(5.9)	—

	$15.9	$7.4	$19.9

The actual tax on income (loss) before income taxes is reconciled to the applicable statutory federal income tax rate as follows:

	Year Ended December 31,
	2008	2007	2006

Computed expected tax expense	$12.9	$(1.5)	$(78.9)
State and local taxes, net of U.S. federal income tax benefit	(2.1)	(0.1)	0.7
Foreign and U.S. tax effects attributable to operations outside the U.S	0.5	6.2	3.0
Change in valuation allowance	(21.0)	(4.9)	88.5
Foreign dividends subject to tax	26.7	12.0	4.8
Resolution of tax matters	—	(5.9)	—
Other	(1.1)	1.6	1.8

Tax expense	$15.9	$7.4	$19.9

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below:

	December 31,
	2008	2007

Deferred tax assets:
Accounts receivable, principally due to doubtful accounts	$0.9	$0.8
Inventories	7.7	10.0
Net operating loss carryforwards — U.S	201.4	274.2
Net operating loss carryforwards — foreign	77.0	112.2
Accruals and related reserves	1.1	1.8
Employee benefits	49.2	53.3
State and local taxes	4.9	6.6
Advertising, sales discount, returns and coupon redemptions	34.5	38.3
Other	28.9	23.8

Total gross deferred tax assets	405.6	521.0
Less valuation allowance	(383.6)	(493.3)

Total deferred tax assets, net of valuation allowance	22.0	27.7
Deferred tax liabilities:
Plant, equipment and other assets	(15.7)	(15.5)
Other	(0.1)	(3.6)

Total gross deferred tax liabilities	(15.8)	(19.1)

Net deferred tax assets	$6.2	$8.6

The valuation allowance decreased by $109.7 million during 2008 and decreased by $62.5 million during 2007. Foreign-exchange fluctuations and expirations and other eliminations of operating loss carryforwards were the primary drivers of the decrease in the valuation allowance during 2008. Expirations and other eliminations of operating loss carryforwards were the primary drivers of the decrease in the valuation allowance during 2007.

In assessing the recoverability of its deferred tax assets, management considers whether some portion or all of the deferred tax assets will not be realized based on the recognition threshold and measurement of a tax position in accordance with FIN 48. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income for certain international markets and projections for future taxable income over the periods in which the deferred tax assets are recoverable, management believes that it is more likely than not that the Company will realize the benefits of the net deferred tax assets existing at December 31, 2008 based on the recognition threshold and measurement of a tax position in accordance with FIN 48.

After December 31, 2008, the Company has tax loss carryforwards of approximately $782.3 million, of which $261.9 million are foreign and $520.4 million are domestic (including $115.6 million of consolidated federal net operating losses (“CNOLs”) available from the MacAndrews & Forbes Group, as discussed in the paragraph below). The losses expire in future years as follows: 2009-$78.1 million; 2010-$13.4 million; 2011-$2.4 million; 2012-$9.5 million; 2013 and beyond-$503.4 million; and unlimited-$175.5 million. The Company could receive the benefit of such tax loss carryforwards only to the extent it has taxable income during the carryforward periods in the applicable tax jurisdictions.

As a result of the Company’s adoption of FIN 48 effective as of January 1, 2007, the Company reduced its total tax reserves by approximately $23.2 million, which resulted in a corresponding reduction of accumulated deficit. As of the date of adoption and after the impact of recognizing the decrease in tax reserves noted above, the Company had tax reserves of $57.7 million, all of which, to the extent reduced and unutilized in future periods, would affect the Company’s effective tax rate. The Company remains subject to examination of its income tax returns in various jurisdictions including, without limitation, the U.S. (federal), for tax years ended December 31, 2005 through December 31, 2008, and Australia and South Africa, for tax years ended December 31, 2004 through December 31, 2008. The Company classifies interest and penalties recognized under FIN 48 as a component of the provision for income taxes in the consolidated statement of operations. After the implementation of FIN 48 effective as of January 1, 2007, the Company had $22.8 million of accrued interest and $1.1 million of accrued tax penalties included in tax reserves. During the years ended December 31, 2008 and 2007, the Company recognized through the consolidated statement of operations a reduction of $3.2 million and $2.3 million in accrued interest and penalties, respectively.

At December 31, 2008 and 2007, the Company had tax reserves of $50.9 million and $53.9 million, respectively, including $18.5 million and $21.7 million of accrued interest, respectively, included in tax reserves. A reconciliation of the beginning and ending amount of the tax reserves is as follows:

Balance at January 1, 2007	$57.7
Increase based on tax positions taken in a prior year	5.3
Decrease based on tax positions taken in a prior year	—
Increase based on tax positions taken in the current year	5.5
Decrease related to settlements with taxing authorities and
changes in law	(7.4)
Decrease resulting from the lapse of statutes of limitations	(7.2)

Balance at December 31, 2007	$53.9
Increase based on tax positions taken in a prior year	5.6
Decrease based on tax positions taken in a prior year	(10.1)
Increase based on tax positions taken in the current year	7.4
Decrease related to settlements with taxing authorities and changes in law	—
Decrease resulting from the lapse of statutes of limitations	(5.9)

Balance at December 31, 2008	$50.9

In addition, the Company believes that it is reasonably possible that its tax reserves during 2009 will increase by approximately $2.9 million as a result of changes in various tax positions, each of which is individually insignificant.

As a result of the closing of the Revlon Exchange Transactions, as of March 25, 2004, Revlon, Inc., Products Corporation and their U.S. subsidiaries were no longer included in the affiliated group of which MacAndrews & Forbes was the common parent (the “MacAndrews & Forbes Group”) for federal income tax purposes (see further discussion immediately below). The Internal Revenue Code of 1986 (as amended, the “Code”) and the Treasury regulations issued thereunder govern both the calculation of the amount and allocation to the members of the MacAndrews & Forbes Group of any CNOLs of the group that will be available to offset Revlon, Inc.’s taxable income and the taxable income of its U.S. subsidiaries, including Products Corporation, for the taxable years beginning after March 25, 2004. Only the amount of any CNOLs that the MacAndrews & Forbes Group did not absorb in tax years ended on or before December 31, 2004 will be available to be allocated to Revlon, Inc. and its U.S. subsidiaries, including Products Corporation, for their taxable years beginning on March 26, 2004. After March 25, 2004, the Company had available from the MacAndrews & Forbes Group, $415.9 million in U.S. federal net operating losses and $15.2 million of alternative minimum tax losses. As a result of the expiration of $24.8 million in U.S. federal net operating losses at the end of 2006, $101.5 million at the end of 2007 and $139.8 million at the end of 2008, and the Company’s use of U.S. federal net operating losses of $34.3 million during 2008, after December 31, 2008, Revlon, Inc. and its U.S. subsidiaries, including Products Corporation, has available from the MacAndrews & Forbes Group $115.6 million of CNOLs. During 2008, the Company also used $15.2 million of alternative minimum tax losses from the MacAndrews & Forbes Group and, as a result, after December 31, 2008, the Company has no alternative minimum tax losses available from the MacAndrews & Forbes

Group. The amounts set forth in this paragraph are subject to change if the Internal Revenue Service adjusts the results of the MacAndrews & Forbes Group for tax years ended on or before December 31, 2004.

The Company has not provided for U.S. Federal and foreign withholding taxes on $48.4 million of foreign subsidiaries’ undistributed earnings as of December 31, 2008, because such earnings are intended to be indefinitely reinvested overseas. The amount of unrecognized deferred tax liabilities for temporary differences related to investments in undistributed earnings is not practicable to determine at this time.

In June 1992, Revlon Holdings (as hereinafter defined), Revlon, Inc., Products Corporation and certain of its subsidiaries, and MacAndrews & Forbes Holdings entered into a tax sharing agreement (as subsequently amended and restated, the “MacAndrews & Forbes Tax Sharing Agreement”), pursuant to which MacAndrews & Forbes Holdings agreed to indemnify Revlon, Inc. and Products Corporation against federal, state or local income tax liabilities of the MacAndrews & Forbes Group (other than in respect of Revlon, Inc. and Products Corporation) for taxable periods beginning on or after January 1, 1992 during which Revlon, Inc. and Products Corporation or a subsidiary of Products Corporation was a member of such group. In these taxable periods, Revlon, Inc. and Products Corporation were included in the MacAndrews & Forbes Group, and Revlon, Inc.’s and Products Corporation’s federal taxable income and loss were included in such group’s consolidated tax return filed by MacAndrews & Forbes Holdings. Revlon, Inc. and Products Corporation were also included in certain state and local tax returns of MacAndrews & Forbes Holdings or its subsidiaries. Pursuant to the MacAndrews & Forbes Tax Sharing Agreement, for all such taxable periods, Products Corporation was required to pay to Revlon, Inc., which in turn was required to pay to Revlon Holdings, amounts equal to the taxes that Products Corporation would otherwise have had to pay if it were to file separate federal, state or local income tax returns (including any amounts determined to be due as a result of a redetermination arising from an audit or otherwise of the consolidated or combined tax liability relating to any such period which was attributable to Products Corporation), except that Products Corporation was not entitled to carry back any losses to taxable periods ending prior to January 1, 1992. The MacAndrews & Forbes Tax Sharing Agreement remains in effect solely for taxable periods beginning on or after January 1, 1992, through and including March 25, 2004.

Following the closing of the Revlon Exchange Transactions in March 2004, Revlon, Inc. became the parent of a new consolidated group for federal income tax purposes and Products Corporation’s federal taxable income and loss will be included in such group’s consolidated tax returns. Accordingly, Revlon, Inc. and Products Corporation entered into a tax sharing agreement (the “Revlon Tax Sharing Agreement”) pursuant to which Products Corporation will be required to pay to Revlon, Inc. amounts equal to the taxes that Products Corporation would otherwise have had to pay if Products Corporation were to file separate federal, state or local income tax returns, limited to the amount, and payable only at such times, as Revlon, Inc. will be required to make payments to the applicable taxing authorities.

There were no federal tax payments or payments in lieu of taxes from Revlon, Inc. to Revlon Holdings pursuant to the MacAndrews & Forbes Tax Sharing Agreement in 2008 with respect to periods covered by the MacAndrews & Forbes Tax Sharing Agreement. There will be a federal tax payment of $0.6 million from Products Corporation to Revlon, Inc. pursuant to the Revlon Tax Sharing Agreement in respect of 2008. The Company does not expect that there will be federal tax payments or payments in lieu of taxes from Revlon, Inc. to Revlon Holdings pursuant to the MacAndrews & Forbes Tax Sharing Agreement with respect to periods covered by the MacAndrews & Forbes Tax Sharing Agreement or from Products Corporation to Revlon, Inc. pursuant to the Revlon Tax Sharing Agreement in respect of 2009.

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

12.  SAVINGS PLAN, PENSION AND POST-RETIREMENT BENEFITS

Savings Plan:

The Company offers a qualified defined contribution plan for its U.S.-based employees, the Revlon Employees’ Savings, Investment and Profit Sharing Plan (as amended, the “Savings Plan”), which allows eligible participants to contribute up to 25%, and highly compensated employees to contribute up to 6%, of qualified compensation through payroll deductions, subject to certain annual dollar limitations imposed by the Code. The Company matches employee contributions at fifty cents for each dollar contributed up to the first 6% of eligible compensation (i.e., for a total match of 3% of employee contributions). In 2008, 2007 and 2006, the Company made cash matching contributions to the Savings Plan of approximately $2.7 million, $2.6 million and $2.8 million, respectively.

Pension Benefits:

The Company sponsors a number of qualified defined benefit pension plans covering a substantial portion of the Company’s employees in the U.S. The Company also has nonqualified pension plans which provide benefits for certain U.S. and non-U.S. employees, and for U.S. employees in excess of IRS limitations in the U.S. and in certain limited cases contractual benefits for designated officers of the Company. These nonqualified plans are funded from the general assets of the Company.

Other Post-retirement Benefits:

The Company previously sponsored an unfunded retiree benefit plan, which provides death benefits payable to beneficiaries of a very limited number of former employees. Participation in this plan was limited to participants enrolled as of December 31, 1993. The Company also administers an unfunded medical insurance plan on behalf of Revlon Holdings, certain costs of which have been apportioned to Revlon Holdings under the transfer agreements among Revlon, Inc., Products Corporation and MacAndrews & Forbes. (See Note 15, “Related Party Transactions — Transfer Agreements”).

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

			Other
			Post-retirement
	Pension Plans		Benefit Plans
	2008	2007	2008	2007

Change in Benefit Obligation:
Benefit obligation — beginning of year	$(578.3)	$(599.3)	$(14.0)	$(15.1)
Service cost	(8.3)	(9.2)	(0.1)	—
Interest cost	(34.5)	(33.1)	(0.8)	(0.9)
Plan amendments	(0.2)	(0.7)	—	—
Actuarial gain	11.0	35.1	0.1	1.1
Special termination benefits	—	(0.1)	—	—
Benefits paid	35.1	31.5	1.0	1.0
Foreign exchange gain (loss)	15.4	(2.3)	0.6	(0.1)
Plan participant contributions	(0.3)	(0.2)	—	—

Benefit obligation — end of year	$(560.1)	$(578.3)	$(13.2)	$(14.0)

Change in Plan Assets:
Fair value of plan assets — beginning of year	$473.7	$438.7	$—	$—
Actual (loss) return on plan assets	(96.7)	27.7	—	—
Employer contributions	11.8	37.1	1.0	1.0
Plan participant contributions	0.2	0.2	—	—
Benefits paid	(35.1)	(31.5)	(1.0)	(1.0)
Foreign exchange (loss) gain	(11.6)	1.5	—	—

Fair value of plan assets — end of year	$342.3	$473.7	$—	$—

Unfunded status of plans at December 31,	$(217.8)	$(105.5)	$(13.2)	$(14.0)

Overfunded status of plans at December 31,	$—	$0.9	$—	$—

In respect of the Company’s pension plans and other post-retirement benefit plans, amounts recognized in the Company’s Consolidated Balance Sheets at December 31, 2007 and 2006, respectively, consist of the following:

			Other
			Post-retirement
	Pension Plans		Benefit Plans
	December 31,
	2008	2007	2008	2007

Other long-term assets	$—	$0.9	$—	$—
Accrued expenses and other	(6.3)	(6.1)	(1.0)	(1.0)
Pension and other post-retirement benefit liabilities	(211.5)	(99.4)	(12.2)	(13.0)

	(217.8)	(104.6)	(13.2)	(14.0)
Accumulated other comprehensive loss	192.0	72.3	2.1	2.6

	$(25.8)	$(32.3)	$(11.1)	$(11.4)

With respect to the above accrued net periodic benefit costs, the Company has recorded receivables from affiliates of $2.8 million and $2.7 million at December 31, 2008 and 2007, respectively, relating to pension plan liabilities retained by such affiliates.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the Company’s pension plans are as follows:

	December 31,
	2008	2007	2006

Projected benefit obligation	$560.1	$578.3	$599.3
Accumulated benefit obligation	550.3	563.7	578.8
Fair value of plan assets	342.3	473.7	438.7

The components of net periodic benefit cost for the pension plans and other post-retirement benefit plans are as follows:

				Other
				Post-retirement
	Pension Plans			Benefit Plans
	Years Ended December 31,
	2008	2007	2006	2008	2007	2006

Net periodic benefit cost:
Service cost	$8.3	$9.2	$10.0	$—	$0.1	$—
Interest cost	34.5	33.1	32.1	0.8	0.9	0.8
Expected return on plan assets	(37.2)	(36.8)	(31.8)	—	—	—
Amortization of prior service credit	(0.4)	(0.5)	(0.5)	—	—	—
Amortization of actuarial loss	1.3	2.9	6.6	0.2	0.2	0.1
Settlement cost	—	—	0.1	—	—	—
Curtailment cost	—	0.1	(0.8)	—	—	—

	6.5	8.0	15.7	1.0	1.2	0.9
Portion allocated to Revlon Holdings	(0.1)	(0.1)	(0.1)	—	—	—

	$6.4	$7.9	$15.6	$1.0	$1.2	$0.9

Amounts recognized in accumulated other comprehensive loss at December 31, 2008 in respect of the Company’s pension plans and other post-retirement plans, which have not yet been recognized as a component of net periodic pension cost, are as follows:

		Post-retirement
	Pension Benefits	Benefits	Total

Net actuarial loss	$192.8	$2.1	$194.9
Prior service credit	(0.8)	—	(0.8)

	192.0	2.1	194.1
Portion allocated to Revlon Holdings	(0.4)	(0.1)	(0.5)

	$191.6	$2.0	$193.6

The total actuarial losses in respect of the Company’s pension plans and other post-retirement plans included in accumulated other comprehensive income at December 31, 2008 and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2009 is $13.3 million and $0.1 million, respectively. The total prior service credits in respect of the Company’s pension plans and other post-retirement plans included in accumulated other comprehensive income at December 31, 2008 and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2009 is $0.4 million and nil, respectively.

The following weighted-average assumptions were used to determine the Company’s projected benefit obligation of the Company’s U.S. and International pension plans at the end of the respective year:

			International
	U.S. Plans		Plans
	2008	2007	2008	2007

Discount rate	6.35%	6.24%	6.40%	5.70%
Rate of future compensation increases	4.00	4.00	4.00	4.30

The following weighted-average assumptions were used to determine the Company’s net periodic benefit cost of the Company’s U.S. and International pension plans during the respective year:

	U.S. Plans				International Plans
	2008	2007	2006		2008	2007	2006

Discount rate	6.24%	5.75%	5.50	%(a)	5.70%	5.00%	5.00%
Expected long-term return on plan assets	8.25	8.50	8.50		6.90	6.70	6.70
Rate of future compensation increases	4.00	4.00	4.00		4.30	3.90	3.70

(a)	As a result of the Company’s early adoption of the measurement date provisions of SFAS No. 158, and applying a December 31st measurement date rather than a September 30th measurement as of the beginning of the fiscal year ending December 31, 2007, the discount rate used to determine the net periodic benefit cost for the Company’s U.S. plans during 2006 was 5.50% and 5.75% for the nine months and final three months of 2006, respectively.

The 6.35% weighted-average discount rate used to determine the Company’s projected benefit obligation of the Company’s U.S. plans at the end of 2008 was derived by reference to appropriate benchmark yields on high quality corporate bonds, with terms which approximate the duration of the benefit payments and the relevant benchmark bond indices considering the individual plan’s characteristics, such as the Citigroup Pension Discount Curve, to select a rate at which the Company believes the U.S. pension benefits could have been effectively settled. The discount rates used to determine the Company’s projected benefit obligation of the Company’s primary international plans at the end of 2008 were derived from similar local studies, in conjunction with local actuarial consultants and asset managers.

During the first quarter of each year, the Company selects an expected long-term rate of return on its pension plan assets. The Company considers a number of factors to determine its expected long-term rate of return on plan assets assumption, including, without limitation, recent and historical performance of plan assets, asset allocation and other third-party studies and surveys. The Company considered the plan portfolios’ asset allocations over a variety of time periods and compared them with third-party studies and reviewed the performance of the capital markets in recent years and other factors and advice from various third parties, such as the pension plans’ advisors, investment managers and actuaries. While the Company considered both the recent performance and the historical performance of plan assets, the Company’s assumptions are based primarily on its estimates of long-term, prospective rates of return. Using the aforementioned methodologies, in early 2008 and before the significant declines in the financial markets in late 2008, the Company selected the 8.25% long-term rate of return on plan assets assumption used for the U.S pension plans during 2008. Differences between actual and expected asset returns are recognized in the net periodic benefit cost over the remaining service period of the active participating employees.

The rate of future compensation increases is an assumption used by the actuarial consultants for pension accounting and is determined based on the Company’s current expectation for such increases.

The following table presents U.S. and international pension plan assets information at December 31, 2008, 2007 and 2006, respectively:

	U.S. Plans			International Plans
	2008	2007	2006	2008	2007	2006

Fair value of plan assets	$309.4	$424.4	$380.3	$32.9	$49.3	$43.7

The Investment Committee for the Company’s pension plans (the “Investment Committee”) has adopted (and revises from time to time) an investment policy for the U.S. pension plans with the objective of meeting or exceeding, over time, the expected long-term rate of return on plan assets assumption, weighed against a reasonable risk level. In connection with this objective, the Investment Committee retains professional investment managers that invest plan assets in the following asset classes: equity and fixed income securities, real estate, and cash and other investments, which may include hedge funds and private equity and global balanced strategies. The International plans follow a similar methodology in conjunction with local actuarial consultants and asset managers.

The U.S. and international pension plans currently have the following target ranges for these asset classes, which target ranges are intended to be flexible guidelines for allocating the plans’ assets amongst various classes of assets, and are reviewed periodically and considered for readjustment when an asset class weighting is outside of its target range (recognizing that these are flexible target ranges that may vary from time to time) with the objective of achieving the expected long-term rate of return on plan assets assumption, weighed against a reasonable risk level, as follows:

Target Ranges
	U.S. Plans	International Plans

Asset Category:
Equity securities	33% - 39%	38% - 46%
Fixed income securities	20% - 26%	54% - 62%
Real estate	0% - 3%	—
Cash and other investments	13% - 19%	0% - 4%
Global balanced strategies	22% - 28%	—

The U.S. and international pension plans weighted-average actual asset allocations at December 31, 2008 and 2007, respectively, by asset categories were as follows:

	U.S. Plans		International Plans
	2008	2007	2008	2007

Asset Category:
Equity securities	30.5%	38.1%	42.4%	50.3%
Fixed income securities	24.4	19.6	57.4	49.3
Cash and other investments	22.0	17.9	0.2	0.4
Global balanced strategies	23.1	24.4	—	—

	100.0%	100.0%	100.0%	100.0%

Within the equity securities asset class, the investment policy provides for investments in a broad range of publicly-traded securities ranging from domestic and international stocks and small to large capitalization stocks. Within the fixed income securities asset class, the investment policy provides for investments in a broad range of publicly-traded debt securities ranging from domestic and international Treasury issues, corporate debt securities, mortgages and asset-backed issues. Within the real estate asset class, the investment policy provides for investment in a diversified commingled pool of real estate properties across the U.S. In the cash and other investments asset class, investments may be in cash and cash equivalents and other investments, which may include hedge funds and private equity not covered in the classes listed above, provided that such investments are approved by the Investment Committee prior to their selection. Within the global balanced strategies, the investment policy provides for investments in a broad range of publicly traded stocks and bonds in both domestic and international markets as described in the asset classes listed above. In addition, the global balanced strategies can include commodities, provided that such investments are approved by the Investment Committee prior to their selection.

The Investment Committee’s investment policy does not allow the use of derivatives for speculative purposes, but such policy does allow its investment managers to use derivatives for the purpose of reducing risk exposures or to replicate exposures of a particular asset class.

Contributions:

The Company’s policy is to fund at least the minimum contributions required to meet applicable federal employee benefit and local laws, or to directly pay benefit payments where appropriate. During 2008, the Company contributed $11.8 million to its pension plans and $1.0 million to its other post-retirement benefit plans. During 2009, the Company expects to contribute approximately $26 million to its pension plans and approximately $1 million to its other post-retirement benefit plans.

Estimated Future Benefit Payments:

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Total Pension	Total Other
	Benefits	Benefits

2009	$36.6	$1.0
2010	37.1	1.1
2011	38.2	1.1
2012	39.8	1.1
2013	41.2	1.2
Years 2014 to 2018	220.1	6.1

13.	STOCK COMPENSATION PLAN

The following note gives effect to Revlon, Inc.’s September 2008 1-for-10 Reverse Stock Split.

Revlon, Inc. maintains the Third Amended and Restated Revlon, Inc. Stock Plan (the “Stock Plan”), which provides for awards of stock options, stock appreciation rights, restricted or unrestricted stock and restricted stock units to eligible employees and directors of Revlon, Inc. and its affiliates, including Products Corporation.

Stock options:

Non-qualified stock options granted under the Stock Plan are granted at prices that equal or exceed the fair market value of Class A Common Stock on the grant date and have a term of 7 years (option grants under the Stock Plan prior to June 4, 2004 have a term of 10 years). Option grants generally vest over service periods that range from one to four years. Additionally, employee stock option grants outstanding in November 2006 vest upon a “change in control”.

Total net stock option compensation expense includes amounts attributable to the granting of, and the remaining requisite service period of, stock options issued under the Stock Plan, which awards were unvested at January 1, 2006 or granted on or after such date. Net stock option compensation expense for the year ended December 31, 2008, 2007 and 2006 was $0.3 million, $1.5 million and $7.1 million (including with respect to 2006 $1.4 million related to the departure of Mr. Jack Stahl, the Company’s former President and Chief Executive Officer, in September 2006). As of December 31, 2008, the total unrecognized stock option compensation expense related to unvested stock options in the aggregate was $0.2 million. The unrecognized stock option compensation expense is expected to be recognized over a weighted-average period of 0.2 years as of December 31, 2008. The total fair value of stock options that vested during the year ended December 31, 2008 was $1.0 million.

At December 31, 2008, 2007 and 2006 there were 1,336,871; 2,012,645; and 1,799,045 stock options exercisable under the Stock Plan, respectively.

A summary of the status of stock option grants under the Stock Plan as of December 31, 2008, 2007 and 2006 and changes during the years then ended is presented below:

	Shares	Weighted Average
	(000’s)	Exercise Price

Outstanding at January 1, 2006	3,303.3	$42.47

Granted	4.7	19.47
Exercised	(6.0)	28.99
Forfeited and expired	(802.7)	33.42

Outstanding at December 31, 2006	2,499.3	45.43

Granted	—	—
Exercised	—	—
Forfeited and expired	(331.2)	69.00

Outstanding at December 31, 2007	2,168.1	41.94

Granted	—	—
Exercised	—	—
Forfeited and expired	(762.6)	51.60

Outstanding at December 31, 2008	1,405.5	36.76

There were no stock options granted during 2008 and 2007. The weighted average grant date fair value of stock options granted during 2006 was $1.11 per option, which was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Year Ended December 31,
	2008		2007		2006

Expected life of option(a)	N/A		N/A		4.75 years
Risk-free interest rate(b)	N/A	%	N/A	%	4.76%
Expected volatility(c)	N/A	%	N/A	%	65%
Expected dividend yield(d)	N/A		N/A		N/A

(a)	The expected life of an option is calculated using a formula based on the vesting term and contractual life of the option.

(b)	The risk-free interest rate is based upon the rate in effect at the time of the option grant on a zero coupon U.S. Treasury bill for periods approximating the expected life of the option.

(c)	Expected volatility is based on the daily historical volatility of the closing price of Revlon, Inc.’s Class A Common Stock as reported on the NYSE consolidated tape over the expected life of the option.

(d)	Assumes no dividends on Revlon, Inc.’s Class A Common Stock for stock options granted during the years ended December 31, 2008, 2007 and 2006, respectively.

The following table summarizes information about the Stock Plan’s stock options outstanding at December 31, 2008:

	Outstanding				Exerciseable
	Number of	Weighted	Weighted	Aggregate	Number of	Weighted	Weighted
Range of	Options	Average Years	Average	Intrinsic	Options	Average	Average
Exercise Prices	(000’s)	Remaining	Exercise Price	Value	(000’s)	Years Remaining	Exercise Price

$ 14.60 to $25.50	276.5	3.50	$25.24	—	209.0	3.50	$25.24
25.51 to 34.70	868.3	2.40	30.35	—	867.2	2.40	30.35
34.71 to 56.40	123.3	3.67	39.49	—	123.3	3.67	39.49
56.41 to 100.00	95.7	1.85	69.24	—	95.7	1.85	69.24
100.01 to 500.00	41.7	0.16	164.15	—	41.7	0.16	164.15

14.60 to 500.00	1,405.5	2.63	36.76	—	1,336.9	2.58	37.34

Restricted stock awards and restricted stock units:

The Stock Plan and the Supplemental Stock Plan (as hereinafter defined) also allow for awards of restricted stock and restricted stock units to employees and directors of Revlon, Inc. and its affiliates, including Products Corporation. The restricted stock awards granted under the Stock Plan vest over service periods that generally range from 1.5 years to 3 years. In 2008, 2007 and 2006, Revlon, Inc. granted 939,925; 831,352; and 651,167 shares, respectively, of restricted stock and restricted stock units under the Stock Plan with weighted average fair values, based on the market price of Revlon, Inc.’s Class A Common Stock on the dates of grant, of $7.22, $12.50 and $15.87, respectively. At December 31, 2008 and 2007, there were 1,643,739 and 1,164,806 shares of restricted stock and restricted stock units outstanding and unvested under the Stock Plan, respectively.

A summary of the status of grants of restricted stock and restricted stock units under the Stock Plan as of December 31, 2008, 2007 and 2006 and changes during the years then ended is presented below:

		Weighted Average
	Shares	Grant Date Fair
	(000’s)	Value

Outstanding at January 1, 2006	381.0	$31.86

Granted	651.2	15.87
Vested(a)	(187.2)	31.33
Forfeited	(32.9)	30.15

Outstanding at December 31, 2006	812.1	19.23

Granted	831.3	12.50
Vested(a)	(415.4)	22.46
Forfeited	(63.2)	15.74

Outstanding at December 31, 2007	1,164.8	13.45

Granted	939.9	7.22
Vested(a)	(379.4)	14.47
Forfeited	(81.6)	13.46

Outstanding at December 31, 2008	1,643.7	9.65

(a)	Of the amounts vested during 2006, 2007 and 2008, 19,335 shares; 87,613 shares; and 125,874 shares, respectively, were withheld by the Company to satisfy certain grantees’ minimum withholding tax requirements, which withheld shares became Revlon, Inc. treasury stock and are not sold on the open market.

In 2002, Revlon, Inc. adopted the Revlon, Inc. 2002 Supplemental Stock Plan (the “Supplemental Stock Plan”), the purpose of which was to provide Mr. Jack Stahl, the Company’s former President and Chief Executive Officer, the sole eligible participant under the Supplemental Stock Plan, with inducement awards to entice him to join the Company. All of the 53,000 shares of Class A Common Stock covered by the Supplemental Stock Plan (as adjusted for Revlon, Inc.’s September 2008 1-for-10 Reverse Stock Split) were issued in the form of restricted shares to Mr. Stahl in February 2002 and all of these shares were fully vested at December 31, 2007.

The Company recognizes non-cash compensation expense related to restricted stock awards and restricted stock units under the Stock Plan and Supplemental Stock Plan using the straight-line method over the remaining service period. The Company recorded compensation expense related to restricted stock awards under the Stock Plan and Supplemental Stock Plan of $6.5 million, $5.2 million and $6.0 million during 2008, 2007 and 2006, respectively. The deferred stock-based compensation related to restricted stock awards is $13.0 million and $14.1 million at December 31, 2008 and 2007, respectively. The deferred stock-based compensation related to restricted stock awards is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of restricted stock and restricted stock units that vested during the years ended December 31, 2008 and 2007 was $5.5 million and $9.3 million, respectively. At December 31, 2008, there were 1,643,739 shares of unvested restricted stock and restricted stock units under the Stock Plan and nil under the Supplemental Stock Plan.

14.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss during 2008, 2007 and 2006, respectively, are as follows:

			Actuarial	Prior
			Gain/	Service
			(Loss) on	Cost on		Accumulated
	Foreign	Minimum	Post-	Post-	Deferred	Other
	Currency	Pension	retirement	retirement	Loss -	Comprehensive
	Translation	Liability	Benefits	Benefits	Hedging	Loss

Balance January 1, 2006	$(14.4)	$(107.0)	$—	$—	$(0.3)	$(121.7)
Unrealized gains (losses)	3.2	19.0	—	—	(0.4)	21.8
Reclassifications under SFAS No. 158(a)	—	88.0	(115.8)	2.7	—	(25.1)
Portion of SFAS No. 158 reclassification allocated to Revlon Holdings(a)	—	—	0.5	—	—	0.5
Reclassifications into net loss	—	—	—	—	0.3	0.3

Balance December 31, 2006	(11.2)	—	(115.3)	2.7	(0.4)	(124.2)
SFAS No. 158 adjustment(b)			10.3			10.3

Adjusted balance January 1, 2007	(11.2)	—	(105.0)	2.7	(0.4)	(113.9)
Unrealized losses	(2.0)				(1.7)	(3.7)
Reclassifications into net loss(c)					—	—
Unrealized gains under SFAS No. 158(d)			30.1	(1.2)		28.9

Balance December 31, 2007	$(13.2)	$—	$(74.9)	$1.5	$(2.1)	$(88.7)
Unrealized losses	(8.2)				(5.3)	(13.5)
Reclassifications into net loss(e)					2.0	2.0
Elimination of currency translation adjustments related to Bozzano Sale Transaction	37.3					37.3
Unrealized losses under SFAS No. 158			(119.5)	(0.7)		(120.2)

Balance December 31, 2008	$15.9	$—	$(194.4)	$0.8	$(5.4)	$(183.1)

(a)	Due to the adoption of SFAS No. 158 in December 2006, the minimum pension liability, as set forth in the table above, is no longer recognized as a component of comprehensive loss. The $24.6 million net adjustment represents the difference between (1) $115.8 million of actuarial gains and $2.7 million of prior service costs calculated under SFAS No. 158, both of which have not yet been recognized as a component of net periodic pension cost, (2) the net $0.5 million reclassification of actuarial gains and prior service costs calculated under SFAS No. 158, which are attributable to Revlon Holdings under the 1992 transfer agreements referred to in Note 15, “Related Party

Transactions”, and (3) the $88.0 million reversal of the minimum pension liability, which under SFAS No. 158 is no longer required as a component of comprehensive loss to be recognized during 2006 as a component of comprehensive loss. (See Note 12, “Savings Plan, Pension and Other Post-retirement Benefits”).

(b)	Due to the Company’s early adoption of the provisions under SFAS No. 158, effective as of January 1, 2007 requiring a measurement date for determining defined benefit plan assets and obligations using the Company’s fiscal year end of December 31st, rather than using a September 30th measurement date, the Company recognized a net reduction to the beginning balance of Accumulated Other Comprehensive Loss of $10.3 million, as set forth in the table above, which is comprised of (1) a $9.4 million reduction to Accumulated Other Comprehensive Loss due to the revaluation of the pension liability as a result of the change in the measurement date and (2) a $0.9 million reduction to Accumulated Other Comprehensive Loss of amortization of prior service costs, actuarial gains/losses and return on assets over the period from October 1, 2006 to December 31, 2006. In addition, the Company recognized a $2.9 million increase to the beginning balance of Accumulated Deficit, as set forth in the table above, which represents the total net periodic benefit costs incurred from October 1, 2006 to December 31, 2006. (See Note 12, “Savings Plan, Pension, and Post-retirement Benefits”).

(c)	Due to the Company’s use of derivative financial instruments, the net amount of hedge accounting derivative losses recognized by the Company, as set forth in the table above, pertains to (1) the reversal of $0.4 million of net losses accumulated in Accumulated Other Comprehensive Loss at January 1, 2007 upon the Company’s election during the fiscal quarter ended March 31, 2007 to discontinue the application of hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” for certain derivative financial instruments, as the Company no longer designates its foreign currency forward exchange contracts as hedging instruments and (2) the reversal of a $0.4 million gain pertaining a net receipt settlement in December 2007 under the terms of Products Corporation’s 2007 Interest Rate Swap. The Company has designated the 2007 Interest Rate Swap as a hedging instrument and accordingly applies hedge accounting under SFAS No. 133. (See Note 10, “Financial Instruments” to the Consolidated Financial Statements and the discussion of Critical Accounting Policies in this Form 10-K).

(d)	Amount represents a reduction in Accumulated Other Comprehensive Loss as a result of the amortization of unrecognized prior service costs and actuarial gains/losses arising during 2007 related to the Company’s pension and other post-retirement plans.

(e)	Amount represents the reversal of amounts recorded in Accumulated Other Comprehensive Income (Loss) pertaining to net settlement receipts of $0.2 million and net settlement payments of $2.2 million on the 2007 and 2008 Interest Rate Swaps.

15.	RELATED PARTY TRANSACTIONS

As of December 31, 2008, MacAndrews & Forbes beneficially owned shares of Revlon, Inc.’s Common Stock having approximately 75% of the combined voting power of such outstanding shares. Revlon, Inc. in turn directly owns all 5,260 outstanding shares of Products Coporation’s common stock. As a result, MacAndrews & Forbes is able to elect the entire Board of Directors of Revlon, Inc. and Products Corporation and control the vote on all matters submitted to a vote of Revlon, Inc.’s and Products Corporation’s stockholders. MacAndrews & Forbes is wholly-owned by Ronald O. Perelman, Chairman of Revlon, Inc.’s and Products Corporation’s Board of Directors.

Transfer Agreements

In June 1992, Revlon, Inc. and Products Corporation entered into an asset transfer agreement with Revlon Holdings LLC, a Delaware limited liability company and formerly a Delaware corporation known as Revlon Holdings Inc. (“Revlon Holdings”), and which is an affiliate and an indirect wholly-owned subsidiary of MacAndrews & Forbes and certain of Revlon Holdings’ wholly-owned subsidiaries. Revlon, Inc. and Products Corporation also entered into a real property asset transfer agreement with Revlon Holdings. Pursuant to such agreements, on June 24, 1992 Revlon Holdings transferred assets to Products Corporation and Products Corporation assumed all of the liabilities of Revlon Holdings, other than certain specifically excluded assets and liabilities (the liabilities excluded are referred to as the “Excluded Liabilities”). Certain consumer products lines sold in demonstrator-assisted distribution channels considered not integral to Revlon, Inc.’s business and that historically had not been profitable and certain other assets and liabilities were retained by Revlon Holdings. Revlon Holdings agreed to indemnify Revlon, Inc. and Products Corporation against losses arising from the Excluded Liabilities, and Revlon, Inc. and Products Corporation agreed to indemnify Revlon Holdings against losses arising from the liabilities assumed by Products Corporation. The amounts reimbursed by Revlon Holdings to Products Corporation for the Excluded Liabilities for 2008, 2007 and 2006 were $0.3 million, $0.1 million and $0.3 million, respectively.

Reimbursement Agreements

Revlon, Inc., Products Corporation and MacAndrews & Forbes Inc. (a wholly-owned subsidiary of MacAndrews & Forbes Holdings) have entered into reimbursement agreements (the “Reimbursement Agreements”) pursuant to which (i) MacAndrews & Forbes Inc. is obligated to provide (directly or through affiliates) certain professional and administrative services, including employees, to Revlon, Inc. and its subsidiaries, including

Products Corporation, and purchase services from third party providers, such as insurance, legal and accounting services and air transportation services, on behalf of Revlon, Inc. and its subsidiaries, including Products Corporation, to the extent requested by Products Corporation, and (ii) Products Corporation is obligated to provide certain professional and administrative services, including employees, to MacAndrews & Forbes and purchase services from third party providers, such as insurance, legal and accounting services, on behalf of MacAndrews & Forbes to the extent requested by MacAndrews & Forbes, provided that in each case the performance of such services does not cause an unreasonable burden to MacAndrews & Forbes or Products Corporation, as the case may be.

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

Revlon, Inc. and Products Corporation participate in MacAndrews & Forbes’ directors and officers liability insurance program, which covers Revlon, Inc. and Products Corporation, as well as MacAndrews & Forbes. The limits of coverage are available on an aggregate basis for losses to any or all of the participating companies and their respective directors and officers. Revlon, Inc. and Products Corporation reimburse MacAndrews & Forbes from time to time for their allocable portion of the premiums for such coverage or they pay the insurers directly, which premiums the Company believes are more favorable than the premiums the Company would pay were it to secure stand-alone coverage. Any amounts paid by Revlon, Inc. and Products Corporation directly to MacAndrews & Forbes in respect of premiums are included in the amounts paid under the Reimbursement Agreements. The net amounts (payable to) reimbursable from MacAndrews & Forbes to Products Corporation for the services provided under the Reimbursement Agreements for 2008, 2007 and 2006 were $(1.4) million, $0.6 million, and $0.5 million, respectively, primarily for 2008, in respect of reimbursements for insurance premiums.

Tax Sharing Agreements

As a result of the closing of the Revlon Exchange Transactions, as of March 25, 2004, Revlon, Inc., Products Corporation and their U.S. subsidiaries were no longer included in the MacAndrews & Forbes Group for federal income tax purposes. See Note 11, “Income Taxes”, for further discussion on these agreements and related transactions in 2008, 2007 and 2006.

MacAndrews & Forbes Senior Subordinated Term Loan and the 2004 Consolidated MacAndrews & Forbes Line of Credit

For a description of transactions with MacAndrews & Forbes in 2008, 2007 and 2006 in connection with the MacAndrews & Forbes Senior Subordinated Term Loan and the 2004 Consolidated MacAndrews & Forbes Line of Credit with MacAndrews & Forbes, see Note 9, “Long-Term Debt”.

Refinancing Transactions and Rights Offerings

For a description of transactions with MacAndrews & Forbes in 2008, 2007 and 2006 in connection with the Debt Reduction Transactions, the Revlon Exchange Transactions and the 2004 Investment Agreement, including in connection with the $110 Million Rights Offering and the $100 Million Rights Offering, as well as the full repayment of the balance of Products Corporation’s 8 5/8% Senior Subordinated Notes on their February 1, 2008 maturity date using the proceeds of the MacAndrews & Forbes Senior Subordinated Term Loan and a related letter agreement between Revlon, Inc. and MacAndrews & Forbes, see Note 9, “Long-Term Debt”.

Other

Pursuant to a lease dated April 2, 1993 (the “Edison Lease”), Revlon Holdings leased to Products Corporation the Edison, N.J. research and development facility for a term of up to 10 years with an annual rent of $1.4 million and certain shared operating expenses payable by Products Corporation which, together with the annual rent, were not to exceed $2.0 million per year. In August 1998, Revlon Holdings sold the Edison facility to an unrelated third party, which assumed substantially all liability for environmental claims and compliance costs relating to the Edison facility, and in connection with the sale Products Corporation terminated the Edison Lease and entered into a new lease with the new owner. Revlon Holdings agreed to indemnify Products Corporation through September 1, 2013 (the term of the new lease) to the extent that rent under the new lease exceeds the rent that would have been payable under the terminated Edison Lease had it not been terminated. The net amounts reimbursed by Revlon Holdings to Products Corporation with respect to the Edison facility for 2008, 2007 and 2006 were $0.4 million, $0.3 million and $0.3 million, respectively.

Certain of Products Corporation’s debt obligations, including the 2006 Credit Agreements, have been, and may in the future be, supported by, among other things, guaranties from Revlon, Inc. and, subject to certain limited exceptions, all of the domestic subsidiaries of Products Corporation. The obligations under such guaranties are and were secured by, among other things, the capital stock of Products Corporation and, subject to certain limited exceptions, the capital stock of all of Products Corporation’s domestic subsidiaries and 66% of the capital stock of Products Corporation’s and its domestic subsidiaries’ first-tier foreign subsidiaries.

Pursuant to his employment agreement, Mr. Jack Stahl, the Company’s former President and Chief Executive Officer, received two loans (prior to the passage of the Sarbanes-Oxley Act of 2002) from Products Corporation, one, in March 2002, to satisfy state, local and federal income taxes (including withholding taxes) incurred by him as a result of his having made an election under Section 83(b) of the Code in connection with the 100,000 shares of restricted stock (as adjusted for Revlon, Inc.’s September 2008 1-for-10 Reverse Stock Split) that were granted to him in connection with his joining the Company, and a second in May 2002 to cover the purchase of a principal residence in the New York metropolitan area, as he was relocating from Atlanta, Georgia. As a result of the termination of his employment in September 2006, the outstanding principal amount and all accrued interest on such loans was forgiven in accordance with the terms of his employment agreement, being approximately $2.2 million (which included accrued interest) and $1.9 million, respectively.

During 2008, 2007 and 2006, Products Corporation paid $0.4 million, $0.7 million and $0.9 million, respectively, to a nationally-recognized security services company, in which MacAndrews & Forbes had a controlling interest, for security officer services. Products Corporation’s decision to engage such firm was based upon its expertise in the field of security services, and the rates were competitive with industry rates for similarly situated security firms. Effective in August 2008, MacAndrews & Forbes disposed of its interest in such security services company and accordingly from and after such date is no longer a related party.

Fidelity Management Trust Company, a wholly-owned subsidiary of FMR LLC (which, as of the December 31, 2008, beneficially owned more than 5% of the Company’s Class A Common Stock), acts as trustee of the 401(k) Plan. During 2007 and 2006, the Company paid Fidelity Management Trust Company approximately $0.1 million and $0.1 million to administer the $100 Million Rights Offering and the $110 Million Rights Offering with respect to 401(k) Plan participants and to administer the Company’s 401(k) Plan. The fees for such services were based on standard rates charged by Fidelity Management Trust Company for similar services and are not material to the Company or FMR LLC.

16.	COMMITMENTS AND CONTINGENCIES

Products Corporation currently leases manufacturing, executive, research and development, and sales facilities and various types of equipment under operating and capital lease agreements. Rental expense was $15.3 million, $18.2 million and $19.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Minimum rental commitments under all noncancelable leases, including those pertaining to idled facilities, with remaining lease terms in excess of one year from December 31, 2008 aggregated $83.3 million. Such commitments for each of the five years and thereafter subsequent to December 31, 2008 are $17.6 million, $14.7 million, $13.3 million, $11.9 million, $10.4 million and $15.4 million, respectively.

The Company is involved in various routine legal proceedings incident to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the Company’s business, results of operations and/or its consolidated financial condition.

17.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations:

	Year Ended December 31, 2008
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

Net sales	$311.7	$366.5	$334.4	$334.2
Gross profit	198.7	241.9	207.6	207.7
(Loss) income from continuing operations	(0.7)	21.7	(13.2)	13.2
Income from discontinued operations	0.2	0.1	44.4	0.1
Net (loss) income	(0.5)	21.8	31.2	13.3

	Year Ended December 31, 2007
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

Net sales	$322.0	$341.0	$330.8	$373.3
Gross profit	199.3	217.5	211.1	233.5
(Loss) income from continuing operations	(33.2)	(10.0)	(10.4)	41.7
(Loss) income from discontinued operations	(0.2)	0.6	1.7	0.8
Net (loss) income	(33.4)	(9.4)	(8.7)	42.5

18.  GEOGRAPHIC, FINANCIAL AND OTHER INFORMATION

The Company manages its business on the basis of one reportable operating segment. See Note 1, “Summary of Significant Accounting Policies”, for a brief description of the Company’s business. As of December 31, 2008, the Company had operations established in 14 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold. During 2008, 2007 and 2006, Wal-Mart and its affiliates worldwide accounted for approximately 23%, 24% and 23%, respectively, of the Company’s net sales. The Company expects that Wal-Mart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company’s net sales. As is customary in the consumer products industry, none of the Company’s customers is under an obligation to continue purchasing products from the Company in the future.

In the tables below, certain prior year amounts have been reclassified to conform to the current period’s presentation.

	Year Ended December 31,
	2008		2007		2006

Geographic area:
Net sales:
United States	$782.6	58%	$804.2	59%	$764.9	59%
International	564.2	42%	562.9	41%	533.8	41%

	$1,346.8		$1,367.1		$1,298.7

	December 31,
	2008		2007		2006

United States	$308.1	80%	$332.3	80%	$362.1	82%
International	76.6	20%	81.0	20%	77.1	18%

	$384.7		$413.3		$439.2

	Year Ended December 31,
	2008		2007		2006

Net sales:
Color cosmetics	$831.0	62%	$792.1	58%	$788.4	61%
Beauty care and fragrance	515.8	38%	575.0	42%	510.3	39%

	$1,346.8		$1,367.1		$1,298.7

Schedule II

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2008, 2007 and 2006
(dollars in millions)

	Balance at	Charged to			Balance at
	Beginning	Cost and	Other		End of
	Year	Expenses	Deductions		Year

Year ended December 31, 2008:
Applied against asset accounts:
Allowance for doubtful accounts	$3.5	$0.4	$(0.6	)(1)	$3.3
Allowance for volume and early payment discounts	$15.2	$56.0	$(57.7	)(2)	$13.5
Year ended December 31, 2007:
Applied against asset accounts:
Allowance for doubtful accounts	$3.5	$(0.4)	$0.4	(1)	$3.5
Allowance for volume and early payment discounts	$13.7	$52.1	$(50.6	)(2)	$15.2
Year ended December 31, 2006:
Applied against asset accounts:
Allowance for doubtful accounts	$4.8	$(1.9)	$0.6	(1)	$3.5
Allowance for volume and early payment discounts	$13.8	$52.1	$(52.2	)(2)	$13.7

(1)	Doubtful accounts written off, less recoveries, reclassifications and foreign currency translation adjustments.

(2)	Discounts taken, reclassifications and foreign currency translation adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Revlon Consumer Products Corporation
(Registrant)

By: /s/ David L. Kennedy	By: /s/ Alan T. Ennis	By: /s/ Edward A. Mammone

David L. Kennedy President,	Alan T. Ennis Executive Vice President and	Edward A. Mammone Senior Vice President,
Chief Executive Officer and Director	Chief Financial Officer	Corporate Controller and Chief Accounting Officer

Dated: February 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant on February 25, 2009 and in the capacities indicated.

Signature	Title

* (Ronald O. Perelman)	Chairman of the Board and Director

* (Barry F. Schwartz)	Director

/s/ David L. Kennedy David L. Kennedy	President, Chief Executive Officer and Director

* (Alan S. Bernikow)	Director

* (Paul J. Bohan)	Director

*	Robert K. Kretzman, by signing his name hereto, does hereby sign this report on behalf of the directors of the registrant above whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.

By: /s/ Robert K. Kretzman
Robert K. Kretzman
Attorney-in-fact