Form 10-Q
period 2009-06-30
REVLON CONSUMER PRODUCTS CORP
filed 2009-07-30
CIK 890547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock was 5,260 shares as of June 30, 2009, all of which were held by one affiliate, Revlon, Inc.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$27.2	$52.8
Trade receivables, less allowance for doubtful accounts of $4.4 and $3.3 as of June 30, 2009 and December 31, 2008, respectively	184.0	169.9
Inventories	146.3	154.2
Prepaid expenses and other	90.8	80.5

Total current assets	448.3	457.4
Property, plant and equipment, net	110.4	112.8
Other assets	86.2	89.5
Goodwill, net	182.5	182.6

Total assets	$827.4	$842.3

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current liabilities:
Short-term borrowings	$0.8	$0.5
Current portion of long-term debt	16.7	18.9
Accounts payable	85.2	78.1
Accrued expenses and other	220.3	225.4

Total current liabilities	323.0	322.9
Long-term debt	1,157.7	1,203.2
Long-term debt — affiliates	107.0	107.0
Long-term pension and other post-retirement plan liabilities	213.8	223.7
Other long-term liabilities	66.6	68.9
Stockholder’s deficiency:
Preferred Stock, par value $1.00 per share: 1,000 shares authorized; 546 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	54.6	54.6
Common Stock, par value $1.00 per share: 10,000 shares authorized; 5,260 shares issued as of June 30, 2009 and December 31, 2008, respectively	—	—
Additional paid-in capital	936.2	932.8
Accumulated deficit	(1,871.4)	(1,887.7)
Accumulated other comprehensive loss	(160.1)	(183.1)

Total stockholder’s deficiency	(1,040.7)	(1,083.4)

Total liabilities and stockholder’s deficiency	$827.4	$842.3

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales	$321.8	$366.5	$625.1	$678.2
Cost of sales	120.6	124.5	231.6	237.6

Gross profit	201.2	242.0	393.5	440.6
Selling, general and administrative expenses	154.3	186.3	312.8	357.1
Restructuring costs and other, net	18.3	(5.4)	18.8	(11.6)

Operating income	28.6	61.1	61.9	95.1

Other expenses (income):
Interest expense	24.0	30.7	48.1	62.8
Interest income	(0.2)	—	(0.4)	(0.3)
Amortization of debt issuance costs	1.4	1.5	2.8	2.8
Gain on repurchase of debt	(0.5)	—	(7.5)	—
Foreign currency losses (gains), net	2.1	(1.2)	4.5	(5.5)
Miscellaneous, net	0.1	(0.2)	0.3	(0.1)

Other expenses, net	26.9	30.8	47.8	59.7

Income from continuing operations before income taxes	1.7	30.3	14.1	35.4
Provision (benefit) for income taxes	0.2	8.6	(1.9)	14.4

Income from continuing operations, net of taxes	1.5	21.7	16.0	21.0
Income from discontinued operations, net of taxes	0.3	0.1	0.3	0.3

Net income	$1.8	$21.8	$16.3	$21.3

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDER’S DEFICIENCY
AND COMPREHENSIVE INCOME (LOSS)
(dollars in millions)

				Accumulated
		Additional		Other	Total
	Preferred	Paid-In-	Accumulated	Comprehensive	Stockholder’s
	Stock	Capital	Deficit	Loss	Deficiency

Balance, January 1, 2009	$54.6	$932.8	$(1,887.7)	$(183.1)	$(1,083.4)
Stock option compensation		0.2			0.2
Amortization of deferred compensation for restricted stock		3.2			3.2
Comprehensive income:
Net income			16.3		16.3
Revaluation of financial derivative instruments(a)				1.3	1.3
Currency translation adjustment				7.4	7.4
Amortization of pension related costs(b)				5.7	5.7
Pension re-measurement(c)				(0.6)	(0.6)
Actuarial losses(c)				9.2	9.2

Total comprehensive income					39.3

Balance, June 30, 2009	$54.6	$936.2	$(1,871.4)	$(160.1)	$(1,040.7)

(a)	Amount relates to (1) net unrealized losses of $0.9 million on the Interest Rate Swaps (as hereinafter defined) (See Note 9, “Derivative Financial Instruments”) and (2) the reversal of amounts recorded in Accumulated Other Comprehensive Loss pertaining to net settlement receipts of $0.8 million and net settlement payments of $3.0 million on the Interest Rate Swaps.

(b)	The amortization of pension related costs of $5.7 million includes a non-cash curtailment gain of $0.8 million recognized in earnings related to the recognition of previously unrecognized prior service costs resulting from the May 2009 Pension Plan Amendments (as defined in Note 2, “Post-retirement Benefits”). (See Note 5, “Comprehensive Income (Loss)”).

(c)	The $0.6 million increase in pension liabilities recorded within Accumulated Other Comprehensive Loss is the result of the re-measurement of the pension liabilities performed in the second quarter of 2009 in connection with the May 2009 Pension Plan Amendments, as well as the May 2009 Program (as defined in Note 6, “Restructuring Costs and Other, Net”). In connection with the May 2009 Pension Plan Amendments, the Company also recognized a curtailment gain of $9.2 million, which reduced its pension liability and was recorded as an offset against the net actuarial losses previously reported within Accumulated Other Comprehensive Loss. (See Note 2, “Post-retirement Benefits”).

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Six Months Ended
	June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16.3	$21.3
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of taxes	(0.3)	(0.3)
Depreciation and amortization	33.3	46.3
Amortization of debt discount	0.4	0.3
Stock compensation amortization	3.4	4.1
Gain on repurchase of debt	(7.5)	—
Gain on sale of certain assets including a non-core trademark	(1.6)	(12.7)
Change in assets and liabilities:
(Increase) decrease in trade receivables	(8.8)	10.0
Decrease (increase) in inventories	12.3	(13.8)
Increase in prepaid expenses and other current assets	(9.0)	(4.0)
Increase in accounts payable	5.8	9.3
Decrease in accrued expenses and other current liabilities	(17.0)	(17.4)
Purchases of permanent displays	(20.2)	(25.9)
Other, net	10.5	3.6

Net cash provided by operating activities	17.6	20.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5.8)	(8.1)
Proceeds from the sale of certain assets including a non-core trademark	2.3	9.3

Net cash (used in) provided by investing activities	(3.5)	1.2

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(0.3)	2.0
Borrowings (repayment) under the 2006 Revolving Credit Facility, net	1.5	(41.6)
Proceeds from the issuance of long-term debt — affiliates	—	170.0
Repayment of long-term debt	(41.6)	(167.4)
Payment of financing costs	—	(3.0)

Net cash used in financing activities	(40.4)	(40.0)

CASH FLOWS FROM DISCONTINUED OPERATIONS ACTIVITIES:
Net cash (used in) provided by operating activities of discontinued operations	(0.2)	2.1
Net cash used in financing activities of discontinued operations	—	(0.2)
Change in cash from discontinued operations	—	(1.9)

Net cash used in discontinued operations	(0.2)	—

Effect of exchange rate changes on cash and cash equivalents	0.9	0.5

Net decrease in cash and cash equivalents	(25.6)	(17.5)
Cash and cash equivalents at beginning of period	52.8	45.1

Cash and cash equivalents at end of period	$27.2	$27.6

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$51.1	$66.5
Income taxes, net of refunds	$7.7	$8.7

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

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying Unaudited Consolidated Financial Statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, certain assumptions related to the recoverability of intangible and long-lived assets, reserves for estimated tax liabilities, restructuring costs, certain estimates and assumptions used in the calculation of the net periodic benefit costs and the projected benefit obligations for the Company’s pension and other post-retirement plans, including the expected long-term return on pension plan assets and the discount rate used to value the Company’s pension benefit obligations. The Unaudited Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2009 (the “2008 Form 10-K”).

Certain prior year amounts in this Quarterly Report on Form 10-Q have been adjusted to reflect the reclassification of a discontinued operation as a result of the Bozzano Sale Transaction (as hereinafter defined) (see Note 4, “Discontinued Operations”) and also are restated to reflect the impact of Revlon, Inc.’s September 2008 1-for-10 reverse stock split.

The Company’s results of operations and financial position for interim periods are not necessarily indicative of those to be expected for a full year.

The Company has evaluated subsequent events occurring through July 30, 2009, which is the date the Company’s financial statements for the second quarter of 2009 were issued.

Recent Accounting Pronouncements

In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”), to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth: (a) the period

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The provisions of SFAS No. 165 are effective for interim or annual financial periods ending after June 15, 2009. The Company has adopted the provisions of SFAS No. 165 effective as of June 30, 2009 and its adoption did not have a material impact on its results of operations, financial condition or its disclosures.

(2)	Post-retirement Benefits

In May 2009, and effective December 31, 2009, Products Corporation amended its U.S. qualified defined benefit pension plan (the Revlon Employees’ Retirement Plan), covering a substantial portion of the Company’s employees in the U.S., to cease future benefit accruals under such plan after December 31, 2009. Products Corporation also amended its non-qualified pension plan (the Revlon Pension Equalization Plan) to similarly cease future benefit accruals under such plan after December 31, 2009. In connection with such amendments, all benefits accrued under such plans through December 31, 2009 will remain in effect and no additional benefits will accrue after December 31, 2009, other than interest credits on participant account balances under the cash balance program of the Company’s U.S. pension plans. Also, service credits for vesting and early retirement eligibility will continue to accrue in accordance with the terms of the respective plans. (The plan amendments described above in this Note 2 are hereinafter referred to as the “May 2009 Pension Plan Amendments.”)

In May 2009, Products Corporation also amended, effective December 31, 2009, its qualified and non-qualified defined contribution savings plans for its U.S.-based employees which created a new discretionary profit sharing component under such plans that will enable the Company, should it elect to do so, to make discretionary profit sharing contributions. The Company will determine in the fourth quarter of each year whether and, if so, to what extent, profit sharing contributions would be made for the following year. (The savings plan amendments described above are hereinafter referred to as the “May 2009 Savings Plan Amendments” and together with the May 2009 Pension Plan Amendments as the “May 2009 Plan Amendments”).

During the second quarter of 2009, the Company recorded a $8.6 million decrease in its pension liabilities which was offset against accumulated other comprehensive income (loss) as a result of the pension curtailment and the re-measurement of the pension liabilities performed in the second quarter of 2009 in connection with the May 2009 Pension Plan Amendments and the May 2009 Program (as defined in Note 6, “Restructuring Costs and Other, Net”). The net decrease in pension liabilities is comprised of a non-cash curtailment gain of approximately $9.2 million which was recorded as an offset against the net actuarial losses previously reported within accumulated other comprehensive income (loss), partially offset by a net increase in pension liabilities of $0.6 million as a result of the re-measurements noted above. In addition, the Company recognized a decrease in its estimated pension expense of $1.1 million in the second quarter of 2009, which includes a non-cash curtailment gain of $0.8 million related to the recognition of previously unrecognized prior service costs that had been reported in accumulated other comprehensive loss.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

After giving effect to the re-measurements of pension liabilities resulting from the May 2009 Pension Plan Amendments and the May 2009 Program, the components of net periodic benefit cost for the pension and the other post-retirement benefit plans for the second quarter of 2009 and 2008, respectively, are as follows:

			Other
			Post-retirement
	Pension Plans		Benefit Plans
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net periodic benefit costs:
Service cost	$1.9	$1.8	$—	$—
Interest cost	8.8	8.8	0.2	0.2
Expected return on plan assets	(6.9)	(9.0)	—	—
Amortization of prior service cost	—	(0.1)	—	—
Amortization of actuarial loss	3.3	0.1	—	—
Curtailment gain	(0.8)	—	—	—

	6.3	1.6	0.2	0.2
Portion allocated to Revlon Holdings LLC	(0.1)	(0.1)	—	—

	$6.2	$1.5	$0.2	$0.2

After giving effect to the re-measurements of pension liabilities resulting from May 2009 Pension Plan Amendments and the May 2009 Program, the components of net periodic benefit cost for the pension and the other post-retirement benefit plans for the first half of 2009 and 2008, respectively, are as follows:

			Other
			Post-retirement
	Pension Plans		Benefit Plans
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net periodic benefit costs:
Service cost	$4.0	$4.2	$—	$—
Interest cost	17.4	17.3	0.4	0.4
Expected return on plan assets	(13.6)	(18.7)	—	—
Amortization of prior service cost	(0.1)	(0.2)	—	—
Amortization of actuarial loss	6.6	0.7	—	0.1
Curtailment gain	(0.8)	—	—	—

	13.5	3.3	0.4	0.5
Portion allocated to Revlon Holdings LLC	(0.1)	(0.1)	—	—

	$13.4	$3.2	$0.4	$0.5

The Company currently expects to contribute approximately $25 million to $30 million in the aggregate to its pension plans and other post-retirement benefits plans in 2009. During the second quarter of 2009, $5.5 million and $0.3 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During the first half of 2009, $9.9 million and $0.5 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Relevant aspects of the qualified defined benefit pension plans, nonqualified pension plans and other post-retirement benefit plans sponsored by Products Corporation are disclosed in the Company’s 2008 Form 10-K.

(3)	Inventories

	June 30,	December 31,
	2009	2008

Raw materials and supplies	$50.9	$57.6
Work-in-process	15.5	16.6
Finished goods	79.9	80.0

	$146.3	$154.2

(4)	Discontinued Operations

In July 2008, the Company disposed of its non-core Bozzano business, a men’s hair care and shaving line of products, and certain other non-core brands, including Juvena and Aquamarine, which were sold by the Company only in the Brazilian market (the “Bozzano Sale Transaction”). The transaction was effected through the sale of the Company’s indirect Brazilian subsidiary, Ceil Comércio E Distribuidora Ltda. (“Ceil”), to Hypermarcas S.A., a Brazilian publicly-traded, consumer products corporation. The purchase price was approximately $107 million in cash, including approximately $3 million in cash on Ceil’s balance sheet on the closing date. Net proceeds, after the payment of taxes and transaction costs, were approximately $95 million.

During the third quarter of 2008, the Company recorded a one-time gain from the Bozzano Sale Transaction of $45.2 million, net of taxes of $10.4 million. Included in this gain calculation is a $37.3 million elimination of currency translation adjustments.

The income statements for the three-month and six-month periods ended June 30, 2009 and 2008, respectively, were adjusted to reflect Ceil as a discontinued operation (which was previously reported in the Latin America region). The following table summarizes the results of discontinued operations for each of the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales	$—	$9.8	$—	$18.5
Operating income	—	0.2	—	0.7
Income before income taxes	—	0.3	—	0.9
(Benefit) provision for income taxes	(0.3)	0.2	(0.3)	0.6
Net income	0.3	0.1	0.3	0.3

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(5)	Comprehensive Income

The components of comprehensive income for the second quarter and first half of 2009 and 2008, respectively, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income	$1.8	$21.8	$16.3	$21.3
Other comprehensive income (loss):
Revaluation of financial derivative instruments(a)	1.2	4.6	1.3	1.5
Currency translation adjustment	7.1	1.0	7.4	(4.1)
Amortization of pension related costs(b)	2.5	(0.1)	5.7	0.5
Pension re-measurement(c)	(0.6)	—	(0.6)	—
Pension curtailment gain(c)	9.2	—	9.2	—

Other comprehensive income (loss)	19.4	5.5	23.0	(2.1)

Comprehensive income	$21.2	$27.3	$39.3	$19.2

(a)	Amount for the six months ended June 30, 2009 relates to (1) net unrealized losses of $0.9 million on the Interest Rate Swaps (see Note 9, “Derivative Financial Instruments”) and (2) the reversal of amounts recorded in Accumulated Other Comprehensive Loss pertaining to net settlement receipts of $0.8 million and net settlement payments of $3.0 million on the Interest Rate Swaps (as hereinafter defined).

(b)	The amortization of pension related costs of $2.5 million and $5.7 million during the three and six months ended June 30, 2009, respectively, includes a non-cash curtailment gain of $0.8 million recognized in earnings related to the recognition of previously unrecognized prior service costs resulting from the May 2009 Pension Plan Amendments. (See Note 2, “Post-retirement Benefits”).

(c)	The $0.6 million increase in pension liabilities recorded within Accumulated Other Comprehensive Loss is the result of the re-measurement of the pension liabilities performed in the second quarter of 2009 in connection with the May 2009 Pension Plan Amendments, as well as the May 2009 Program. In connection with May 2009 Pension Plan Amendments, the Company also recognized a curtailment gain of $9.2 million, which reduced its pension liability and was recorded as an offset against the net actuarial losses previously reported within Accumulated Other Comprehensive Loss. (See Note 2, “Post-retirement Benefits”).

(6)	Restructuring Costs and Other, Net

During the first half of 2009, the Company recorded charges of $18.8 million in restructuring costs and other, net, which are comprised of:

•	an $18.2 million charge related to the worldwide organizational restructuring announced in May 2009 (the “May 2009 Program”), which involved consolidating certain functions; reducing layers of management, where appropriate, to increase accountability and effectiveness; streamlining support functions to reflect the new organizational structure; and further consolidating the Company’s office facilities in New Jersey;

•	$1.2 million of charges related to employee severance and other employee-related termination costs related to restructuring actions in the U.K., Mexico and Argentina announced in the first quarter of 2009 (together with the May 2009 Program, the “2009 Programs”); and

•	a $1.0 million charge related to the 2008 Programs (as hereinafter defined); partially offset by

•	income of $1.6 million related to the sale of a facility in Argentina in the first quarter of 2009.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The Company expects to recognize an additional $3 million charge in the second half of 2009 for a total of approximately $21 million in charges related to the May 2009 Program. All of the charges related to the May 2009 Program are expected to be paid out during 2009 to 2012, including approximately $12 million in 2009, $6 million in 2010 and the balance of $3 million to be paid thereafter.

During the first half of 2008, the Company recorded a gain of $6.8 million related to the sale of a facility in Mexico and a net gain of $5.9 million related to the sale of a non-core trademark, partially offset by $1.1 million of restructure costs related to various other restructuring plans.

The Company recorded restructuring costs related to various restructuring plans during 2006 (the “2006 Programs”), 2007 (the “2007 Programs”) and 2008 (the “2008 Programs”). (See Note 3, “Restructuring Costs and Other, Net” to the Consolidated Financial Statements in the Company’s 2008 Form 10-K.)

Details of the activities described above during the first half of 2009 are as follows:

	Balance				Balance
	as of	Expenses			as of
	January 1,	(Income),	Utilized, Net		June 30,
	2009	Net	Cash	Noncash	2009

Employee severance and other personnel benefits:
2006 Programs	$0.3	$—	$(0.2)	$—	$0.1
2007 Programs	0.1	—	(0.1)	—	—
2008 Programs	3.0	1.0	(2.3)	—	1.7
2009 Programs	—	19.4	(2.1)	—	17.3

Total restructuring accrual	$3.4	20.4	$(4.7)	$—	$19.1

Gain on sale of Argentina facility		(1.6)

Total restructuring costs and other, net		$18.8

(7)	Geographic Information

The Company manages its business on the basis of one reportable operating segment. As of June 30, 2009, the Company had operations established in 14 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold to consumers.

In the tables below, certain prior year amounts have been reclassified to conform to the current period’s presentation.

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008

Geographic area:
Net sales:
United States	$186.2	58%	$216.4	59%	$377.2	60%	$393.6	58%
International	135.6	42%	150.1	41%	247.9	40%	284.6	42%

	$321.8		$366.5		$625.1		$678.2

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

					June 30,		December 31,
					2009		2008

Long-lived assets:
United States					$300.5	79%	$308.3	80%
International					78.6	21%	76.6	20%

					$379.1		$384.9

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008

Classes of similar products:
Net sales:
Color cosmetics	$202.4	63%	$240.1	66%	$401.1	64%	$438.0	65%
Beauty care and fragrance	119.4	37%	126.4	34%	224.0	36%	240.2	35%

	$321.8		$366.5		$625.1		$678.2

(8)	Fair Value Measurements

SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) clarifies the definition of fair value of assets and liabilities, establishes a framework for measuring fair value of assets and liabilities and expands the disclosures on fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007 for financial assets. The FASB deferred the effective date of SFAS No. 157 until the fiscal years beginning after November 15, 2008 as it relates to the fair value measurement requirements for non-financial assets and liabilities that are initially measured at fair value, but not measured at fair value in subsequent periods. These non-financial assets include goodwill and other indefinite-lived intangible assets which are included within other assets. The Company adopted the provisions of SFAS No. 157 with respect to financial assets and liabilities effective January 1, 2008 and with respect to non-financial assets and liabilities effective as of January 1, 2009, neither of which had a material impact on the Company’s results of operations and/or financial condition.

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

As of June 30, 2009, the fair values of the Company’s financial assets and liabilities, namely its foreign currency forward exchange contracts and the Interest Rate Swaps, are categorized as presented in the table below:

	Total	Level 1	Level 2	Level 3

Assets:
Foreign currency forward exchange contracts(a)	$0.7	$—	$0.7	$—

Total assets at fair value	$0.7	$—	$0.7	$—

Liabilities:
Interest Rate Swaps(b)	$4.3	$—	$4.3	$—
Foreign currency forward exchange contracts(a)	3.3	—	3.3	—

Total liabilities at fair value	$7.6	$—	$7.6	$—

(a)	Based on observable market transactions of spot and forward rates.

(b)	Based on three-month U.S. Dollar LIBOR.

(9)	Financial Instruments

Derivative Financial Instruments

The Company uses derivative financial instruments, primarily (1) foreign currency forward exchange contracts (“FX Contracts”) intended for the purpose of managing foreign currency exchange risk by reducing the effects of fluctuations in foreign currency exchange rates on the Company’s net cash flows and (2) interest rate swap transactions (the “Interest Rate Swaps”) intended for the purpose of managing interest rate risk by having a portion of Products Corporation’s indebtedness paying interest in fixed rates.

While the Company may be exposed to credit loss in the event of the counterparty’s non-performance, the Company’s exposure is limited to the net amount that Products Corporation would have received, if any, from the counterparty over the remaining balance of the terms of the FX Contracts and Interest Rate Swaps. The Company does not anticipate any non-performance and, furthermore, even in the case of any non-performance by the counterparty, the Company expects that any such loss would not be material.

Foreign Currency Forward Exchange Contracts

The Company enters into FX Contracts primarily to hedge the anticipated net cash flows resulting from inventory purchases and intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations. Such FX Contracts generally have maturities of less than one year. The Company does not apply hedge accounting to FX Contracts. The Company records these FX Contracts in the consolidated balance sheet at fair value and changes in fair value are immediately recognized in earnings. Fair value is determined by using observable market transactions of spot and forward rates (i.e., Level 2 inputs).

The U.S. dollar notional amount of the FX Contracts outstanding at June 30, 2009 and December 31, 2008 was $48.3 million and $41.0 million, respectively.

Interest Rate Swap Transactions

As of June 30, 2009, the Company had two floating-to-fixed Interest Rate Swaps each with a notional amount of $150.0 million, expiring in September 2009 and April 2010, respectively. The Interest Rate Swaps have been designated as cash flow hedges of the variable interest rate payments on Products Corporation’s 2006 Term Loan Facility (as defined below) under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Quantitative Information — Derivative Financial Instruments

The Company adopted the provisions of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS No. 161”), as of December 31, 2008. As required by SFAS No. 161, the effects of the Company’s derivative instruments on its consolidated financial statements were as follows:

(a) Fair Value of Derivative Financial Instruments in Consolidated Balance Sheet:

	Fair Values of Derivative Instruments
	Assets			Liabilities
		June 30,	December 31,		June 30,	December 31,
	Balance Sheet	2009	2008	Balance Sheet	2009	2008
Derivatives under SFAS No. 133:	Classification	Fair Value	Fair Value	Classification	Fair Value	Fair Value

Derivatives designated as hedging instruments:
Interest Rate Swaps(a)	Prepaid expenses	$—	$0.8	Accrued expenses	$4.3	$5.5
	Other long-term assets	—	—	Other long-term liabilities	—	1.0
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts(b)	Prepaid expenses	0.7	2.2	Accrued expenses	3.3	0.2

		$0.7	$3.0		$7.6	$6.7

(a)	Fair value is determined by using the applicable LIBOR.

(b)	Fair value is determined by using observable market transactions of spot and forward rates.

(b) Effects of Derivative Financial Instruments on Income and Other Comprehensive Income (Loss) (“OCI”):

	Derivative Instruments Gain (Loss) Effect on Consolidated Statement of Operations as of June 30,
				Amount of Gain		Amount of Gain
			Income Statement	(Loss)		(Loss)
	Amount of Gain (Loss)		Classification	Reclassified from OCI		Recognized in
	Recognized in OCI		of Gain (Loss)	to Income		Interest Expense
	(Effective Portion)		Reclassified from	(Effective Portion)		(Ineffective Portion)
	2009	2008	OCI to Income	2009	2008	2009	2008

Derivatives designated as cash flow hedges:
Interest Rate Swaps	$(4.1)	$(0.6)	Interest expense	$(2.2)	$(0.6)	$—	$(0.2)

	Amount of Gain (Loss)
	Recognized in Foreign
	Currency Gains
	(Losses), Net
	2009	2008

Derivatives not designated as hedging instruments:
Foreign currency forward
exchange contracts	$(3.4)	$(0.1)

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(10)	Long-term Debt

	June 30,	December 31,
	2009	2008

2006 Term Loan Facility due 2012(a)	$815.0	$833.7
2006 Revolving Credit Facility due 2012(a)	1.5	—
MacAndrews & Forbes Senior Subordinated Term Loan due 2010(b)	107.0	107.0
9 1/2% Senior Notes due 2011, net of discounts	357.8	388.2
Other long-term debt	0.1	0.2

	1,281.4	1,329.1
Less current portion(c)	(16.7)	(18.9)

	$1,264.7	$1,310.2

(a)	See Note 9, “Long-Term Debt”, to the Consolidated Financial Statements in the Company’s 2008 Form 10-K for certain details regarding Products Corporation’s term loan facility entered into in 2006 (the “2006 Term Loan Facility;” the agreement for such loan being referred to as the “2006 Term Loan Agreement”) and Products Corporation’s $160 million asset-based, multi-currency revolving credit agreement entered into in 2006 (the “2006 Revolving Credit Facility”) (together, such facilities are referred to as the “2006 Credit Facilities,” and such agreements are referred to as the “2006 Credit Agreements”), as well as for other details as to Products Corporation’s other debt instruments.

(b)	See Note 9, “Long-Term Debt”, to the Consolidated Financial Statements in the Company’s 2008 Form 10-K for certain details regarding the MacAndrews & Forbes Senior Subordinated Term Loan, which is due on the earlier of (1) the date that Revlon, Inc. issues equity with gross proceeds of at least $107 million, which proceeds would be contributed to Products Corporation and used to repay the $107 million remaining principal balance of the MacAndrews & Forbes Senior Subordinated Term Loan, or (2) August 1, 2010.

(c)	The Company classified $16.6 million of long-term debt as a current liability, which is an estimate of the required “excess cash flow” payment (as defined under the 2006 Term Loan Agreement) to be made in 2010, which is based upon the actual 2008 “excess cash flow” payment made in the first quarter of 2009. (See below under “Debt Reduction Transactions — 2006 Term Loan Facility”).

The fair value of the Company’s debt, including the current portion of long-term debt, is based on the quoted market prices for the same issues or on the current or implied rates offered to the Company for debt of the same remaining maturities. The estimated fair value of such debt at June 30, 2009 and December 31, 2008, respectively, was approximately $117.8 million and $360.1 million less than the carrying values of $1,281.4 million and $1,329.1 million, respectively.

Debt Reduction Transactions

In the second quarter and first half of 2009, Products Corporation reduced its long-term indebtedness by $9.4 million and $47.7 million, respectively, primarily as a result of the following transactions:

2006 Term Loan Facility:  In January 2009, Products Corporation made a required quarterly amortization payment of $2.1 million under its 2006 Term Loan Facility. In February 2009, Products Corporation repaid $16.6 million in principal amount under its 2006 Term Loan Facility satisfying the requirement under the 2006 Term Loan Agreement to repay term loan indebtedness with 50% of its 2008 “excess cash flow” (as defined under such agreement), which repayment fully offset Products Corporation’s required quarterly term loan amortization payments of $2.1 million per quarter that would otherwise have been due on April 15, 2009, July 15, 2009, October 15, 2009, January 15, 2010, April 15, 2010, July 15, 2010, October 15, 2010 and $1.9 million of the

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

amortization payment otherwise due on January 15, 2011. At June 30, 2009, the principal amount outstanding under Products Corporation’s 2006 Term Loan Facility was approximately $815 million.

9½% Senior Notes:  In the first quarter of 2009, Products Corporation used $16.5 million to repurchase an aggregate principal amount of $23.9 million of its 9 1/2% Senior Notes due April 1, 2011 (the “9 1/2% Senior Notes”), and paid an additional $1.2 million of accrued and unpaid interest and fees through the respective dates of the repurchases. In the second quarter of 2009, Products Corporation used $6.3 million to repurchase an aggregate principal amount of $7.0 million of its 9 1/2% Senior Notes and paid an additional $0.2 million of accrued and unpaid interest and fees through the respective dates of the repurchases. As a result of these 2009 repurchases, the Company recorded a gain of $7.0 million during the first quarter of 2009 and a gain of $0.5 million during the second quarter of 2009, which are net of the write-off of the ratable portion of unamortized debt discounts and deferred financing fees. After these repurchases, the repurchased notes were cancelled and there remained outstanding $359.1 million aggregate principal amount of the 9 1/2% Senior Notes, or $357.8 million net of discounts, at June 30, 2009.

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

Overview of Net Sales and Earnings Results

Consolidated net sales in the second quarter of 2009 were $321.8 million, a decrease of $44.7 million, or 12.2%, compared to $366.5 million in the second quarter of 2008. Consolidated net sales for the first half of 2009

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

were $625.1 million, a decrease of $53.1 million, or 7.8%, compared to $678.2 million for the first half of 2008. Excluding the unfavorable impact of foreign currency fluctuations of $16.7 million and $37.0 million, consolidated net sales decreased by 7.6% and 2.4%, in the second quarter of 2009 and first half of 2009, respectively.

In the United States, net sales in the second quarter of 2009 were $186.2 million, a decrease of $30.2 million, or 14.0%, compared to $216.4 million in the second quarter of 2008, primarily driven by retailer inventory reduction actions, which resulted in lower net sales of Revlon and Almay color cosmetics. In the first half of 2009, U.S. net sales were $377.2 million, a decrease of $16.4 million, or 4.2%, compared to $393.6 million in the first half of 2008, primarily driven by lower net sales of Revlon and Almay color cosmetics, Mitchum anti-perspirant deodorant and Revlon beauty tools.

In the Company’s international operations, net sales in the second quarter of 2009 decreased by $14.5 million, or 9.7%, to $135.6 million, compared to $150.1 million in the second quarter of 2008 (while net sales increased 1.5% excluding the unfavorable impact of foreign currency fluctuations). The growth in net sales, excluding the impact of foreign currency fluctuations, was primarily due to higher net sales of Revlon color cosmetics and Revlon ColorSilk hair color, partially offset by declines in Revlon beauty tools. Excluding the impact of foreign currency fluctuations, higher net sales in the Company’s Latin America and Asia Pacific regions in the second quarter of 2009, compared to the second quarter of 2008, were partially offset by lower net sales in the Company’s Europe region. In the first half of 2009, international net sales decreased $36.7 million, or 12.9%, to $247.9 million, compared to $284.6 million in the first half of 2008 (while net sales increased 0.1% excluding the unfavorable impact of foreign currency fluctuations). The growth in net sales, excluding the impact of foreign currency fluctuations, was primarily due to higher net sales of Revlon color cosmetics and Revlon ColorSilk hair color, substantially offset by declines in certain beauty care products and fragrances. Excluding the impact of foreign currency fluctuations, higher net sales in the Company’s Asia Pacific and Latin America regions in the first half of 2009, compared to the first half of 2008, were partially offset by lower net sales in the Company’s Europe region.

Consolidated net income for the second quarter of 2009 was $1.8 million, compared to $21.8 million in the second quarter of 2008. In the first half of 2009, consolidated net income was $16.3 million, compared to $21.3 million in the first half of 2008. Consolidated net income for the second quarter of 2009 and first half of 2009 included income from discontinued operations of $0.3 million in both periods. The decline in income from continuing operations in the second quarter of 2009, compared to the second quarter of 2008, was primarily due to:

•	lower consolidated net sales of $44.7 million, primarily driven by lower net sales of Revlon and Almay color cosmetics and certain beauty care products;

•	$23.7 million of higher restructuring costs and other, net, primarily due to $18.2 million of restructuring expense related to the worldwide organizational restructuring announced in May 2009 (the “May 2009 Program”). During the second quarter of 2008, the Company recorded income of $5.4 million of restructuring costs and other, net, primarily due to the gain of $6.8 million related to the sale of a facility in Mexico, partially offset by a charge of $1.3 million for the 2008 Programs (as hereinafter defined);

•	$3.9 million of higher pension expense, including $2.1 million and $1.8 million of higher pension expenses in SG&A and cost of goods, respectively, driven primarily by the significant decline in pension asset values in 2008, partially offset by the favorable impact of the re-measurements of pension liabilities in the second quarter of 2009 related to the May 2009 Pension Plan Amendments and the May 2009 Program; and

•	$3.3 million of higher foreign currency losses related primarily to the Company’s outstanding foreign currency forward exchange contracts (“FX Contracts”); partially offset by

•	$32.0 million of lower selling, general and administrative expenses (“SG&A”), primarily due to lower advertising expenses due, in part, to the timing of certain advertising spending, as well as lower advertising

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

rates achieved in the second quarter of 2009; lower compensation expenses, including a decrease in the accrual for incentive compensation; and lower permanent display amortization expenses;

•	an $8.4 million decrease in income taxes attributable to lower pre-tax income for taxable subsidiaries in foreign jurisdictions in the second quarter of 2009, as well as the favorable resolution of a tax contingency in the U.S.; and

•	lower interest expense of $6.7 million due to the impact of lower weighted average borrowing rates and lower debt levels.

The decline in income from continuing operations in the first half of 2009 compared to the first half of 2008 was primarily due to:

•	lower consolidated net sales of $53.1 million, primarily driven by lower net sales of Revlon and Almay color cosmetics and certain beauty care products, partially offset by higher net sales of Revlon ColorSilk hair color;

•	$30.4 million of higher restructuring costs and other, net, primarily due to $18.2 million of restructuring expense related to the May 2009 Program. During the first half of 2008, the Company recorded income of $11.6 million of restructuring costs and other, net, primarily due to the gain of $6.8 million related to the sale of a facility in Mexico and a net gain of $5.9 million related to the sale of a non-core trademark;

•	$7.8 million of higher pension expense, including $4.7 million and $3.1 million of higher pension expenses in SG&A and cost of goods, respectively, driven primarily by the significant decline in pension asset values in 2008, partially offset by the favorable impact of the re-measurements of pension liabilities in the second quarter of 2009 related to the May 2009 Pension Plan Amendments and the May 2009 Program; and

•	$10.0 million of higher foreign currency losses related to the revaluation of certain U.S. dollar denominated intercompany payables from the Company’s foreign subsidiaries and the Company’s outstanding FX Contracts; partially offset by

•	$44.3 million of lower SG&A, primarily due to lower compensation expenses, including a decrease in the accrual for incentive compensation; and lower permanent display amortization expenses;

•	a $16.3 million decrease in income taxes attributable to lower pre-tax income for taxable subsidiaries in foreign jurisdictions in the first half of 2009 and the favorable resolution of tax contingencies in the U.S. in the second quarter of 2009 and in a foreign jurisdiction in the first quarter of 2009;

•	lower interest expense of $14.7 million due to the impact of lower weighted average borrowing rates and lower debt levels; and

•	a $7.5 million aggregate gain in connection with Products Corporation’s repurchases in the first and second quarters of 2009 of an aggregate principal amount of $30.9 million of its 9 1/2% Senior Notes, which gain is net of the write-off of the ratable portion of the unamortized debt discounts and deferred financing fees on such notes.

Overview of ACNielsen-measured U.S. Mass Retail Dollar Share

According to ACNielsen, the U.S. mass retail color cosmetics category growth slowed sequentially to 1.1% in the second quarter of 2009, compared to growth of 3.3% in the first quarter of 2009. U.S. mass retail dollar share results, according to ACNielsen, for Revlon and Almay color cosmetics, Revlon ColorSilk hair color, Mitchum anti-

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

perspirant/deodorant, and Revlon beauty tools for the second quarter and first half of 2009 are summarized in the table below:

	$ Share %
	Three Months			Six Months
	Ended			Ended
	June 30,		Point	June 30,		Point
	2009	2008	Change	2009	2008	Change

Revlon Color Cosmetics	12.5%	13.0%	(0.5)	12.8%	12.7%	0.1
Almay	5.3	5.7	(0.4)	5.5	5.9	(0.4)
Revlon ColorSilk Hair Color	9.5	7.9	1.6	8.9	8.0	0.9
Mitchum Anti-perspirants/Deodorants	4.5	5.1	(0.6)	4.6	5.0	(0.4)
Revlon Beauty Tools	20.2	17.8	2.4	20.7	19.1	1.6

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

Overview of Financing Activities

In the first half of 2009, Products Corporation reduced its long-term indebtedness by $47.7 million primarily as a result of the following transactions:

2006 Term Loan Facility:   In January 2009, Products Corporation made a required quarterly amortization payment of $2.1 million under its 2006 Term Loan Facility. In February 2009, Products Corporation repaid $16.6 million in principal amount under its 2006 Term Loan Facility satisfying the requirement under the 2006 Term Loan Agreement to repay term loan indebtedness with 50% of its 2008 “excess cash flow” (as defined under such agreement), which repayment fully offset Products Corporation’s required quarterly term loan amortization payments of $2.1 million per quarter that would otherwise have been due on April 15, 2009, July 15, 2009, October 15, 2009, January 15, 2010, April 15, 2010, July 15, 2010, October 15, 2010 and $1.9 million of the amortization payment otherwise due on January 15, 2011. At June 30, 2009, the principal amount outstanding under Products Corporation’s 2006 Term Loan Facility was approximately $815 million.

9½% Senior Notes:  In the first quarter of 2009, Products Corporation used $16.5 million to repurchase an aggregate principal amount of $23.9 million of its 9 1/2% Senior Notes due April 1, 2011 (the “9 1/2% Senior Notes”), and paid an additional $1.2 million of accrued and unpaid interest and fees through the respective dates of the repurchases. In the second quarter of 2009, Products Corporation used $6.3 million to repurchase an aggregate principal amount of $7.0 million of its 9 1/2% Senior Notes and paid an additional $0.2 million of accrued and unpaid interest and fees through the respective dates of the repurchases. As a result of these 2009 repurchases, the Company recorded a gain of $7.0 million during the first quarter of 2009 and a gain of $0.5 million during the second quarter of 2009, which are net of the write-off of the ratable portion of unamortized debt discounts and deferred financing

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

fees. After these repurchases, the repurchased notes were cancelled and there remained outstanding $359.1 million aggregate principal amount of the 9 1/2% Senior Notes, or $357.8 million net of discounts, at June 30, 2009.

Overview of May 2009 Pension and Savings Plan Changes

In May 2009, and effective December 31, 2009, Products Corporation amended its U.S. qualified defined benefit pension plan (the Revlon Employees’ Retirement Plan), covering a substantial portion of the Company’s employees in the U.S., to cease future benefit accruals under such plan after December 31, 2009. Products Corporation also amended its non-qualified pension plan (the Revlon Pension Equalization Plan) to similarly cease future benefit accruals under such plan after December 31, 2009. In connection with such amendments, all benefits accrued under such plans through December 31, 2009 will remain in effect and no additional benefits will accrue after December 31, 2009, other than interest credits on participant account balances under the cash balance program of the Company’s U.S. pension plans. Also, service credits for vesting and early retirement eligibility will continue to accrue in accordance with the terms of the respective plans. (The plan amendments described above are referred to as the “May 2009 Pension Plan Amendments.”)

In May 2009, Products Corporation also amended, effective December 31, 2009, its qualified and non-qualified defined contribution savings plans for its U.S.-based employees, which created a new discretionary profit sharing component under such plans that will enable the Company, should it elect to do so, to make discretionary profit sharing contributions. The Company will determine in the fourth quarter of each year whether and, if so, to what extent, profit sharing contributions would be made for the following year. (The savings plan amendments described above are referred to as the “May 2009 Savings Plan Amendments” and together with the May 2009 Pension Plan Amendments as the “May 2009 Plan Amendments”).

The net impact of the re-measurements due to the cessation of future benefit accruals under the U.S. pension plans and the May 2009 Program is estimated to decrease the Company’s pension expense (i.e., the net periodic benefit cost) for 2009 by approximately $2 million from its prior estimates (of which $1.1 million was reflected in the Company’s financial statements in the second quarter of 2009, which includes a non-cash curtailment gain of $0.8 million related to the recognition of previously unrecognized prior service costs that had been reported in accumulated other comprehensive loss), such that the Company’s pension expense is expected to be approximately $25 million to $30 million for all of 2009, rather than the prior estimate of $30 million to $35 million. In addition, the Company’s pension benefit obligations for its U.S. pension plans decreased by $8.6 million from the level at December 31, 2008, as a result of the re-measurement of the pension liabilities resulting from the May 2009 Pension Plan Amendments, as well as the May 2009 Program. The May 2009 Plan Amendments are not expected to impact the Company’s planned cash contributions to its U.S. pension plans or savings plans for 2009.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Results of Operations

In the tables, all amounts are in millions and numbers in parentheses ( ) denote unfavorable variances.

Net sales:

Consolidated net sales in the second quarter of 2009 were $321.8 million, a decrease of $44.7 million, or 12.2%, compared to $366.5 million in the second quarter of 2008. The primary drivers of the net sales decline were retailer inventory reduction actions and the unfavorable impact of foreign currency fluctuations. Consolidated net sales for the first half of 2009 were $625.1 million, a decrease of $53.1 million, or 7.8%, compared to $678.2 million for the first half of 2008. Excluding the unfavorable impact of foreign currency fluctuations of $16.7 million and $37.0 million, consolidated net sales decreased by 7.6% and 2.4%, in the second quarter of 2009 and first half of 2009, respectively. In the second quarter and first half of 2009, from a brand perspective the decline in consolidated net sales was driven by lower net sales of Revlon and Almay color cosmetics and Revlon beauty tools, partially offset by higher net sales of Revlon ColorSilk hair color.

	Three Months Ended
	June 30,		Change		XFX Change(1)
	2009	2008	$	%	$	%

United States	$186.2	$216.4	$(30.2)	(14.0)%	$(30.2)	(14.0)%
Asia Pacific	62.7	66.6	(3.9)	(5.9)	2.2	3.3
Europe	45.7	57.2	(11.5)	(20.1)	(2.8)	(4.9)
Latin America	27.2	26.3	0.9	3.4	2.8	10.6

Total International	$135.6	$150.1	$(14.5)	(9.7)%	$2.2	1.5%

	$321.8	$366.5	$(44.7)	(12.2)%	$(28.0)	(7.6)%

	Six Months Ended
	June 30,		Change		XFX Change(1)
	2009	2008	$	%	$	%

United States	$377.2	$393.6	$(16.4)	(4.2)%	$(16.4)	(4.2)%
Asia Pacific	119.8	130.7	(10.9)	(8.3)	5.5	4.2
Europe	81.4	106.3	(24.9)	(23.4)	(7.4)	(7.0)
Latin America	46.7	47.6	(0.9)	(1.9)	2.2	4.6

Total International	$247.9	$284.6	$(36.7)	(12.9)%	$0.3	0.1%

	$625.1	$678.2	$(53.1)	(7.8)%	$(16.1)	(2.4)%

(1)	XFX excludes the impact of foreign currency fluctuations.

United States

Second quarter results

In the United States, net sales in the second quarter of 2009 were $186.2 million, a decrease of $30.2 million, or 14.0%, compared to $216.4 million in the second quarter of 2008, primarily driven by retailer inventory reduction actions, which resulted in lower net sales of Revlon and Almay color cosmetics.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Year-to-date results

In the United States, net sales in the first half of 2009 were $377.2 million, a decrease of $16.4 million, or 4.2%, compared to $393.6 million in the first half of 2008, primarily driven by lower net sales of Revlon and Almay color cosmetics, Mitchum anti-perspirant deodorant and Revlon beauty tools.

International

In the Company’s international operations, net sales in the second quarter of 2009 decreased by $14.5 million, or 9.7%, to $135.6 million, compared to $150.1 million in the second quarter of 2008 (while net sales increased 1.5% excluding the unfavorable impact of foreign currency fluctuations). The growth in net sales, excluding the impact of foreign currency fluctuations, was primarily due to higher net sales of Revlon color cosmetics and Revlon ColorSilk hair color, partially offset by declines in Revlon beauty tools. Excluding the impact of foreign currency fluctuations, higher net sales in the Company’s Latin America and Asia Pacific regions in the second quarter of 2009, compared to the second quarter of 2008, were partially offset by lower net sales in the Company’s Europe region. In the first half of 2009, international net sales decreased $36.7 million, or 12.9%, to $247.9 million, compared to $284.6 million in the first half of 2008 (while net sales increased 0.1% excluding the unfavorable impact of foreign currency fluctuations). The growth in net sales, excluding the impact of foreign currency fluctuations, was primarily due to higher net sales of Revlon color cosmetics and Revlon ColorSilk hair color, substantially offset by declines in certain beauty care products and fragrances. Excluding the impact of foreign currency fluctuations, higher net sales in the Company’s Asia Pacific and Latin America regions in the first half of 2009, compared to the first half of 2008, were partially offset by lower net sales in the Company’s Europe region.

Second quarter results by region

In Asia Pacific, which is comprised of Asia Pacific and Africa, net sales in the second quarter of 2009 decreased 5.9% to $62.7 million, compared to $66.6 million in the second quarter of 2008 (while increasing 3.3% excluding the unfavorable impact of foreign currency fluctuations). The growth in net sales, excluding the unfavorable impact of foreign currency fluctuations, was due primarily to higher shipments of Revlon color cosmetics in Australia and China (which contributed approximately 3.6 percentage points to the increase in the region’s net sales in the second quarter of 2009, compared with the second quarter of 2008), partially offset by lower shipments of Revlon color cosmetics in Japan (which offset by approximately 1.6 percentage points the region’s net sales in the second quarter of 2009, compared to the second quarter of 2008).

In Europe, which is comprised of Europe, Canada and the Middle East, net sales in the second quarter of 2009 decreased 20.1%, or 4.9% excluding the impact of foreign currency fluctuations, to $45.7 million, compared to $57.2 million in the second quarter of 2008. This decline in net sales, excluding the impact of foreign currency fluctuations, was primarily due to lower shipments of Revlon color cosmetics in Italy and Canada (which together contributed approximately 5.9 percentage points to the decrease in the region’s net sales in the second quarter of 2009, compared with the second quarter of 2008), partially offset by higher shipments of Revlon skincare in certain distributor markets (which offset by approximately 4.0 percentage points the region’s net sales in the second quarter of 2009, compared to the second quarter of 2008).

In Latin America, which is comprised of Mexico, Central America and South America, net sales in the second quarter of 2009 increased 3.4%, or 10.6% excluding the impact of foreign currency fluctuations, to $27.2 million, compared to $26.3 million in the second quarter of 2008. The growth in net sales, excluding the impact of foreign currency fluctuations, was driven primarily by higher net sales in Venezuela and Argentina and higher shipments of beauty care products in certain distributor markets (which together contributed approximately 15.7 percentage points to the increase in the region’s net sales in the second quarter of 2009, compared to the second quarter of 2008), partially offset by lower shipments of fragrances and beauty care products in Mexico (which offset by

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

approximately 2.1 percentage points the region’s net sales in the second quarter of 2009, compared to the second quarter of 2008).

Year-to-date results by region

In Asia Pacific, net sales in the first half of 2009 decreased 8.3% to $119.8 million, compared to $130.7 million in the first half of 2008 (while increasing 4.2% excluding the unfavorable impact of foreign currency fluctuations). The growth in net sales, excluding the unfavorable impact of foreign currency fluctuations, was due primarily to higher shipments of Revlon color cosmetics in South Africa, Australia and China and higher shipments of certain beauty care products in South Africa (which together contributed approximately 5.3 percentage points to the increase in the region’s net sales in the first half of 2009, compared with the first half of 2008), partially offset by lower shipments of Revlon color cosmetics in Japan (which offset by approximately 1.3 percentage points the region’s net sales in the first half of 2009, compared to the first half of 2008).

In Europe, net sales in the first half of 2009 decreased 23.4%, or 7.0% excluding the impact of foreign currency fluctuations, to $81.4 million, compared to $106.3 million in the first half of 2008. This decline in net sales was due to lower shipments of Revlon color cosmetics in Canada and Italy and lower shipments of certain beauty care products in France (which together contributed approximately 7.8 percentage points to the decrease in the region’s net sales in the first half of 2009, compared with the first half of 2008), partially offset by higher shipments of Revlon skincare in certain distributor markets (which offset by approximately 2.1 percentage points the decrease in the region’s net sales in the first half of 2009, compared to the first half of 2008).

In Latin America, net sales in the first half of 2009 decreased 1.9% to $46.7 million, compared to $47.6 million in the first half of 2008 (while increasing 4.6% excluding the impact of foreign currency fluctuations). This growth in net sales, excluding the unfavorable impact of foreign currency fluctuations, was driven primarily by higher net sales in Venezuela and Argentina (which contributed approximately 13.7 percentage points to the increase in the region’s net sales in the first half of 2009, compared to the first half of 2008), partially offset by lower shipments of beauty care products and fragrances in Mexico and lower shipments of Revlon color cosmetics in certain distributor markets (which offset by approximately 6.5 percentage points the region’s net sales in the first half of 2009, compared to the first half of 2008).

Gross profit:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change

Gross profit	$201.2	$242.0	$(40.8)	$393.5	$440.6	$(47.1)
Percentage of net sales	62.5%	66.0%	(3.5)%	62.9%	65.0%	(2.1)%

The 3.5 percentage point decrease in gross profit as a percentage of net sales for the second quarter of 2009, compared to the second quarter of 2008, was primarily due to:

•	increased inventory obsolescence charges, which reduced gross profit as a percentage of net sales by 1.1 percentage points;

•	unfavorable foreign currency fluctuations (primarily the strengthening of the U.S. dollar which resulted in higher cost of goods in most international markets on goods purchased from the Company’s facility in Oxford, North Carolina), which reduced gross profit as a percentage of net sales by 0.9 percentage points;

•	unfavorable changes in sales mix, which reduced gross profit as a percentage of net sales by 0.8 percentage points; and

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

•	higher pension expenses within cost of goods of $1.8 million, which reduced gross profit as a percentage of net sales by 0.5 percentage points.

The 2.1 percentage point decrease in gross profit as a percentage of net sales for the first half of 2009, compared to the first half of 2008, was primarily due to:

•	unfavorable foreign currency fluctuations (primarily the strengthening of the U.S. dollar which resulted in higher cost of goods in most international markets on goods purchased from the Company’s facility in Oxford, North Carolina), which reduced gross profit as a percentage of net sales by 0.9 percentage points;

•	higher allowances, mainly on color cosmetics, which reduced gross profit as a percentage of net sales by 0.7 percentage points;

•	increased inventory obsolescence charges, which reduced gross profit as a percentage of net sales by 0.7 percentage points; and

•	higher pension expenses within cost of goods of $3.1 million, which reduced gross profit as a percentage of net sales by 0.5 percentage points; partially offset by

•	favorable manufacturing efficiencies and lower material costs, which increased gross profit as a percentage of net sales by 0.7 percentage points.

SG&A expenses:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change

SG&A expenses	$154.3	$186.3	$32.0	$312.8	$357.1	$44.3

The decrease in SG&A expenses for the second quarter of 2009, as compared to the second quarter of 2008, was driven primarily by:

•	$11.2 million of lower advertising expenses due, in part, to the timing of certain advertising spending, as well as lower advertising rates achieved in the second quarter of 2009;

•	$10.5 million of lower general and administrative expenses primarily due to lower compensation expenses, including a decrease in the accrual for incentive compensation;

•	$7.6 million of favorable impact of foreign currency fluctuations;

•	$3.7 million of lower permanent display amortization expenses; partially offset by

•	$2.1 million of higher pension expenses.

The decrease in SG&A expenses for the first half of 2009, as compared to the first half of 2008, was driven primarily by:

•	$17.3 million of favorable impact of foreign currency fluctuations;

•	$13.9 million of lower general and administrative expenses primarily due to lower compensation expenses, including a decrease in the accrual for incentive compensation;

•	$10.3 million of lower permanent display amortization expenses; partially offset by

•	$4.7 million of higher pension expenses.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Restructuring costs and other, net:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change

Restructuring costs and other, net	$18.3	$(5.4)	$(23.7)	$18.8	$(11.6)	$(30.4)

During the second quarter of 2009, the Company recorded charges of $18.3 million in restructuring costs and other, which are comprised of (1) a $18.2 million charge related to the worldwide organizational restructuring announced in May 2009 (the “May 2009 Program”), which involved consolidating certain functions; reducing layers of management, where appropriate, to increase accountability and effectiveness; streamlining support functions to reflect the new organizational structure; and further consolidating the Company’s office facilities in New Jersey and (2) a $0.1 million charge related to the 2008 Programs.

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

During the first half of 2009, the Company recorded charges of $18.8 million in restructuring costs and other, net, which are comprised of:

•	an $18.2 million charge related to the May 2009 Program;

•	$1.2 million of charges related to employee severance and other employee-related termination costs related to restructuring actions in the U.K., Mexico and Argentina announced in the first quarter of 2009; and

•	a $1.0 million charge related to the 2008 Programs; partially offset by

•	income of $1.6 million related to the sale of a facility in Argentina in the first quarter of 2009.

The Company expects to recognize an additional $3 million charge related to the May 2009 Program in the second half of 2009 for a total of approximately $21 million in charges related to the May 2009 Program. All of the charges related to the May 2009 Program are expected to be paid out during 2009 to 2012, including approximately $12 million in 2009, $6 million in 2010, and the balance of $3 million to be paid thereafter.

During the first half of 2008, the Company recorded income of $11.6 million of restructuring costs and other, net, primarily due to a gain of $6.8 million related to the sale of a facility in Mexico and a net gain of $5.9 million related to the sale of a non-core trademark. In addition, a $0.4 million reversal to restructuring costs was associated with the 2006 Programs, primarily due to the charges for severance and other employee-related termination costs being slightly lower than originally estimated. These were partially offset by a charge of $1.5 million for the 2008 Programs, of which $0.8 million related to a restructuring in Canada and $0.7 million related to the Company’s decision to close and sell its manufacturing facility in Mexico and source products from the Company’s other manufacturing facilities and third party suppliers.

For a further discussion of restructuring plans during 2006 (the “2006 Programs”), 2007 (the “2007 Programs”) and 2008 (the “2008 Programs”), see Note 3, “Restructuring Costs and Other, Net” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 25, 2009 (the “2008 Form 10-K”).

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Other expenses (income):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change

Interest expense	$24.0	$30.7	$6.7	$48.1	$62.8	$14.7

The decrease in interest expense was due to lower weighted average borrowing rates and lower debt levels during the second quarter of 2009 and first half of 2009, as compared to the comparable 2008 periods.

Gain on repurchase of debt:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change

Gain on repurchase of debt	$0.5	$—	$0.5	$7.5	$—	$7.5

In the first quarter of 2009, Products Corporation used $16.5 million to repurchase an aggregate principal amount of $23.9 million of its 9 1/2% Senior Notes, and paid an additional $1.2 million of accrued and unpaid interest and fees through the respective dates of the repurchases. In the second quarter of 2009, Products Corporation used $6.3 million to repurchase an aggregate principal amount of $7.0 million of its 9 1/2% Senior Notes and paid an additional $0.2 million of accrued and unpaid interest and fees through the respective dates of the repurchases. As a result of these 2009 repurchases, the Company recorded a gain of $7.0 million during the first quarter of 2009 and a gain of $0.5 million during the second quarter of 2009, which are net of the write-off of the ratable portion of unamortized debt discounts and deferred financing fees. After these repurchases, the repurchased notes were cancelled and there remained outstanding $359.1 million, or $357.8 million net of discounts, aggregate principal amount of the 9 1/2% Senior Notes at June 30, 2009.

Provision for income taxes:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change

Provision (benefit) for income taxes	$0.2	$8.6	$8.4	$(1.9)	$14.4	$16.3

The decrease in the tax provision for the second quarter of 2009, as compared to the second quarter of 2008, was attributable to lower pre-tax income for taxable subsidiaries in foreign jurisdictions in the second quarter of 2009, as compared to the second quarter of 2008, as well as the favorable resolution of a tax contingency in the U.S. The decrease in the tax provision in the first half of 2009, as compared to the first half of 2008, was further affected by the favorable resolution of tax matters in a foreign jurisdiction in the first quarter of 2009.

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities in the first half of 2009 was $17.6 million, as compared to $20.8 million in the first half of 2008. This decline in cash provided in the first half of 2009, compared to the first half of 2008, was due to a lower net income and unfavorable changes in net working capital, partially offset by lower permanent display spending.

Net cash used in investing activities in the first half of 2009 was $3.5 million, as compared to cash provided by investing activities of $1.2 million for 2008. Net cash used in investing activities for the first half of 2009 included cash used for capital expenditures of $5.8 million, offset by cash provided by investing activities of $2.3 million from the net proceeds from the sale of certain assets. Net cash provided by investing activities for the first half of

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

2008 included $9.3 million in net proceeds from the sale of certain assets and a non-core trademark (which included a portion of the proceeds resulting from the sale of the Mexico facility), offset by cash used for capital expenditures of $8.1 million.

Net cash used in financing activities was $40.4 million and $40.0 million for the first half of 2009 and 2008, respectively. Net cash used in financing activities for the first half of 2009 includes debt reduction payments of $41.6 million, which is primarily comprised of the repayment of $18.7 million in principal amount of Products Corporation’s 2006 Term Loan Facility and repurchases of $30.9 million in aggregate principal amount of Products Corporation’s 9 1/2% Senior Notes at an aggregate purchase price of $22.8 million.

Net cash used in financing activities for the first half of 2008 included the full repayment on February 1, 2008 of the $167.4 million remaining aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes, which matured on February 1, 2008, and repayments under the 2006 Revolving Credit Facility, offset by proceeds of $170 million from the MacAndrews & Forbes Senior Subordinated Term Loan, which Products Corporation used to repay in full such 8 5/8% Senior Subordinated Notes, and to pay certain related fees and expenses, including the payment to MacAndrews & Forbes of a facility fee of $2.55 million (or 1.5% of the total principal amount of such loan) upon MacAndrews & Forbes funding such loan. In addition, net cash used in financing activities in the 2008 period included $41.6 million of net repayments under Products Corporation’s 2006 Revolving Credit Facility.

At June 30, 2009, the Company had a liquidity position of $127.8 million, consisting of cash and cash equivalents (net of any outstanding checks) of $16.7 million, as well as $111.1 million in available borrowings under the 2006 Revolving Credit Facility.

Long-Term Debt Instruments

For further detail regarding Products Corporation’s long-term debt instruments, including Products Corporation’s 2006 Credit Agreements, its 9 1/2% Senior Notes and the MacAndrews & Forbes Senior Subordinated Term Loan Agreement, see Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2008 Form 10-K.

2006 Credit Agreements

In January 2009, Products Corporation made a required quarterly amortization payment of $2.1 million under its 2006 Term Loan Facility. In February 2009, Products Corporation repaid $16.6 million in principal amount under its 2006 Term Loan Facility, satisfying the requirement under the 2006 Term Loan Agreement to repay term loan indebtedness with 50% of its 2008 “excess cash flow” (as defined under such agreement), which repayment fully offset Products Corporation’s required quarterly term loan amortization payments of $2.1 million per quarter that would otherwise have been due on April 15, 2009, July 15, 2009, October 15, 2009, January 15, 2010, April 15, 2010, July 15, 2010, October 15, 2010 and $1.9 million of the amortization payment otherwise due on January 15, 2011. At June 30, 2009, the aggregate principal amount outstanding under Products Corporation’s 2006 Term Loan Facility was approximately $815 million.

Products Corporation was in compliance with all applicable covenants under the 2006 Credit Agreements as of June 30, 2009. At June 30, 2009, the 2006 Term Loan Facility was fully drawn and availability under the $160.0 million 2006 Revolving Credit Facility, based upon the calculated borrowing base less $13.2 million of outstanding undrawn letters of credit and $1.5 million then drawn on the 2006 Revolving Credit Facility, was $111.1 million.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

9 1/2% Senior Notes

In the first quarter of 2009, Products Corporation used $16.5 million to repurchase an aggregate principal amount of $23.9 million of its 9 1/2% Senior Notes, and paid an additional $1.2 million of accrued and unpaid interest and fees through the respective dates of the repurchases. In the second quarter of 2009, Products Corporation used $6.3 million to repurchase an aggregate principal amount of $7.0 million of its 9 1/2% Senior Notes and paid an additional $0.2 million of accrued and unpaid interest and fees through the respective dates of the repurchases. As a result of these 2009 repurchases, the Company recorded a gain of $7.0 million during the first quarter of 2009 and a gain of $0.5 million during the second quarter of 2009, which are net of the write-off of the ratable portion of unamortized debt discounts and deferred financing fees. After these repurchases, the repurchased notes were cancelled and there remained outstanding $359.1 million, or $357.8 million net of discounts, in aggregate principal amount of the 9 1/2% Senior Notes at June 30, 2009.

The Company may also, from time to time, seek to retire or purchase additional 9 1/2% Senior Notes and/or its other outstanding debt obligations in open market purchases, in privately negotiated transactions or otherwise. Such retirement or purchase of debt may be funded with operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material.

MacAndrews & Forbes Senior Subordinated Term Loan

For detail regarding the MacAndrews & Forbes Senior Subordinated Term Loan Agreement, see Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2008 Form 10-K.

Interest Rate Swap Transactions

As of June 30, 2009, the Company had two floating-to-fixed interest rate swap transactions (the “Interest Rate Swaps”), each with a notional amount of $150.0 million, expiring in September 2009 and April 2010, respectively, and each relating to indebtedness under Products Corporation’s 2006 Term Loan Facility. The Interest Rate Swaps are designated as cash flow hedges of the variable interest rate payments on Products Corporation’s 2006 Term Loan Facility. While the Company is exposed to credit loss in the event of the counterparty’s non-performance, if any, the Company’s exposure is limited to the net amount that Products Corporation would have received over the remaining balance of each Interest Rate Swap’s term. The Company does not anticipate any non-performance and, furthermore, even in the case of any non-performance by the counterparty, the Company expects that any such loss would not be material. The fair value of the Company’s Interest Rate Swaps was a liability of $4.3 million at June 30, 2009.

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

The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt service payments and costs, debt repurchases and regularly scheduled pension and post-retirement benefit plan contributions and benefit payments. The Company’s cash contributions to its pension and post-retirement benefit plans in the first half

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

of 2009 were $10.4 million. In accordance with the minimum pension contributions required under the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended by the Pension Protection Act of 2006 and as amended by the Worker, Retiree and Employer Recovery Act of 2008, the Company expects cash contributions to its pension and post-retirement benefit plans to be approximately $25 million to $30 million in the aggregate for full year 2009. The Company’s purchases of permanent wall displays and capital expenditures in the first half of 2009 were approximately $20.2 million and $5.8 million, respectively. The Company expects purchases of permanent wall displays and capital expenditures in the aggregate for full year 2009 to be approximately $40 million and $15 million, respectively, inclusive of amounts expended in the first half of 2009. (See “Restructuring Costs and Other, Net” above in this Form 10-Q for discussion of the Company’s expected uses of funds in connection with its various restructuring programs.)

The Company has undertaken, and continues to assess, refine and implement, a number of programs to efficiently manage its cash and working capital, including, among other things, programs intended to reduce inventory levels over time; centralized purchasing to secure discounts and efficiencies in procurement; providing discounts to U.S. customers for more timely payment of receivables; prudent management of accounts payable; and targeted controls on general and administrative spending.

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

The Company expects that operating revenues, cash on hand and funds available for borrowing under the 2006 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2009, including cash requirements in connection with the payment of operating expenses, including expenses in connection with the execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs (including, without limitation, the 2006 Programs, the 2007 Programs, the 2008 Programs and the 2009 Programs), severance not otherwise included in the Company’s restructuring programs, debt service payments and costs, debt repurchases and regularly scheduled pension and post-retirement plan contributions and benefit payments. As a result of the decline in the global financial markets in 2008, the market value of the Company’s pension fund assets declined, which had the effect of reducing the funded status of such plans as of January 1, 2009. At the same time, the discount rate used to value the Company’s pension obligation increased, which partially offset the effect of the asset decline. The Company expects that the net of these factors will result in increased cash contributions to the Company’s pension plans in 2010 and beyond.

There can be no assurance that available funds will be sufficient to meet the Company’s cash requirements on a consolidated basis. If the Company’s anticipated level of revenues is not achieved because of, among other things, decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel; adverse changes in currency; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors; changes in consumer purchasing habits, including with respect to shopping channels; retailer inventory management, retailer space reconfigurations or reductions in retailer display space; or less than anticipated results from the Company’s existing or new products or from its advertising, promotional and/or marketing plans; or if the Company’s expenses, including, without limitation, for pension expense and/or cash contributions and/or benefit payments under its benefit plans, advertising, promotional and marketing activities or for sales returns related to any reduction of retail space, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet the Company’s cash requirements.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

In the event of a decrease in demand for the Company’s products, reduced sales, lack of increases in demand and sales, changes in consumer purchasing habits, including with respect to shopping channels, retailer inventory management, retailer space reconfigurations or reductions in retailer display space, product discontinuances and/or advertising, promotional and/or marketing expenses or sales return expenses exceeding its expectations or less than anticipated results from the Company’s existing or new products or from its advertising, promotional and/or marketing plans, any such development, if significant, could reduce the Company’s revenues and could adversely affect Products Corporation’s ability to comply with certain financial covenants under the 2006 Credit Agreements and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending. (See also Item 1A. “Risk Factors” in the Company’s 2008 Form 10-K for further discussion of certain risks associated with the Company’s business and indebtedness).

If the Company is unable to satisfy its cash requirements from the sources identified above or comply with its debt covenants, the Company could be required to adopt one or more of the following alternatives:

•	delaying the implementation of or revising certain aspects of the Company’s business strategy;

•	reducing or delaying purchases of wall displays or advertising, promotional or marketing expenses;

•	reducing or delaying capital spending;

•	delaying, reducing or revising the Company’s restructuring programs;

•	refinancing Products Corporation’s indebtedness;

•	selling assets or operations;

•	seeking additional capital contributions and/or loans from MacAndrews & Forbes, the Company’s other affiliates and/or third parties;

•	selling additional debt securities of Products Corporation; or

•	reducing other discretionary spending.

There can be no assurance that the Company would be able to take any of the actions referred to above because of a variety of commercial or market factors or constraints in Products Corporation’s debt instruments, including, without limitation, market conditions being unfavorable for an equity or debt issuance, additional capital contributions and/or loans not being available from affiliates and/or third parties, or that the transactions may not be permitted under the terms of Products Corporation’s various debt instruments then in effect, such as due to restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable the Company to satisfy its cash requirements or enable Products Corporation to comply with its debt covenants if the actions do not generate a sufficient amount of additional capital. (See also Item 1A. “Risk Factors” in the Company’s 2008 Form 10-K for further discussion of certain risks associated with the Company’s business and indebtedness).

The terms of the 2006 Credit Agreements, the indenture governing Products Corporation’s 9 1/2% Senior Notes and the MacAndrews & Forbes Senior Subordinated Term Loan Agreement generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc. to enable Revlon, Inc., among other things, to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal, accounting and insurance fees, regulatory fees, such as SEC filing fees, NYSE listing fees and other expenses related to being a public holding company and, subject to certain limitations, to pay dividends, if any, on Revlon, Inc.’s outstanding securities or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Third Amended and Restated Revlon, Inc. Stock Plan.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

As a result of dealing with suppliers and vendors in a number of foreign countries, Products Corporation enters into foreign currency forward exchange contracts and option contracts from time to time to hedge certain cash flows denominated in currencies other than the local currencies of the Company’s foreign and domestic operations. The foreign currency forward exchange contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. There were foreign currency forward exchange contracts with a notional amount of $48.3 million outstanding at June 30, 2009. The fair value of foreign currency forward exchange contracts outstanding at June 30, 2009 was $(2.6) million.

Disclosures about Contractual Obligations and Commercial Commitments

As of June 30, 2009, there had been no material changes to the Company’s total contractual cash obligations, as set forth in the contractual obligations and commercial commitments table included in the Company’s 2008 Form 10-K, other than the Company’s debt reduction transactions in the first half of 2009 which included:

(1) Products Corporation repaying in January 2009 a $2.1 million quarterly amortization payment required under its 2006 Term Loan Facility and repaying in February 2009 $16.6 million in principal amount of term loan indebtedness outstanding under its 2006 Term Loan Facility, which repayment fully offset Products Corporation’s required quarterly term loan amortization payments of $2.1 million per quarter that would otherwise have been due on April 15, 2009, July 15, 2009, October 15, 2009, January 15, 2010, April 15, 2010, July 15, 2010, October 15, 2010 and $1.9 million of the amortization payment otherwise due on January 15, 2011. At June 30, 2009, the principal amount outstanding under Products Corporation’s 2006 Term Loan Facility was approximately $815 million;

(2) Products Corporation repurchasing in the first quarter of 2009 an aggregate principal amount of $23.9 million of its 9 1/2% Senior Notes due April 1, 2011 at a purchase price of $16.5 million, and paying an additional $1.2 million of accrued and unpaid interest and fees through the respective dates of the repurchases, which notes were cancelled; and

(3) Products Corporation repurchasing in the second quarter of 2009 an aggregate principal amount of $7.0 million of its 9 1/2% Senior Notes at a purchase price of $6.3 million, and paying an additional $0.2 million of accrued and unpaid interest and fees through the respective dates of the repurchases, which notes were cancelled.

After the foregoing 2009 notes repurchases, there remained outstanding $359.1 million, or $357.8 million net of discounts, in aggregate principal amount of the 9 1/2% Senior Notes at June 30, 2009.

The following table reflects the impact of such debt reduction transactions on the Company’s long-term debt obligations:

	Payments Due by Period
Contractual Obligations	(dollars in millions)
As of June 30, 2009	Total	2009 Q3-Q4	2010-2011	2012-2013	After 2013

Long-term Debt, including Current Portion	$1,175.7	$0.1	$375.7	$799.9	$—
Interest on Long-term Debt(a)	166.5	38.8	126.0	1.7	—

(a)	Consists of interest primarily on the 9 1/2% Senior Notes and under the 2006 Term Loan Facility through the respective maturity dates based upon assumptions regarding the amount of debt outstanding under the 2006 Credit Facilities and assumed interest rates. In addition, this amount reflects the impact of the Interest Rate Swaps, each covering $150 million notional amount under the 2006 Term Loan Facility, which resulted in an effective weighted average interest rate of 5.6% on the 2006 Term Loan Facility as of June 30, 2009. (See “Financial Condition, Liquidity and Capital Resources — Interest Rate Swap Transactions”).

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

Effect of Recent Accounting Pronouncements

See discussion of recent accounting pronouncements in Note 1, “Description of Business and Basis of Presentation” to the Unaudited Consolidated Financial Statements.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
(all tabular amounts in millions)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company’s policy is to manage market risk through a combination of fixed and floating rate debt, the use of foreign exchange forward contracts, interest rate swap transactions and option contracts. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in Item 7A of the Company’s 2008 Form 10-K (“Item 7A”) describes significant aspects of the Company’s financial instrument programs that have material market risk as of December 31, 2008. The following table presents the information required by Item 7A as of June 30, 2009:

								Fair Value
	Expected Maturity date for the year ended December 31,							June 30,
Debt	2009	2010	2011	2012	2013	Thereafter	Total	2009
	(dollars in millions, except for rate information)

Short-term variable rate (various currencies)	$0.8						$0.8	$0.8
Average interest rate(a)	5.2%
Short-term fixed rate — third party (various currencies)	$0.1						0.1	0.1
Average interest rate(a)	6.0%
Long-term fixed rate — third party ($US)			$359.1				359.1	325.4
Average interest rate(a)			9.5%
Long-term fixed rate — affiliates ($US)		$107.0 (b)					107.0	97.0
Average interest rate(a)		11.0%
Long-term variable rate — third party ($US)		$16.6		$799.9			816.5	741.1
Average interest rate (a)(c)		5.5%		6.0%

Total debt	$0.9	$123.6	$359.1	$799.9	$—	$—	$1,283.5	$1,164.4

(a)	Weighted average variable rates are based upon implied forward rates from the U.S. Dollar LIBOR yield curves at June 30, 2009.

(b)	Represents the $107 million remaining aggregate principal amount of the MacAndrews & Forbes Senior Subordinated Term Loan, which matures on the earlier of (1) the date that Revlon, Inc. issues equity with gross proceeds of at least $107 million, which proceeds would be used to repay the $107 million remaining aggregate principal balance of the MacAndrews & Forbes Senior Subordinated Term Loan, or (2) August 1, 2010, and bears interest at an annual rate of 11%, which is payable in arrears in cash on March 31, June 30, September 30 and December 31 of each year. (See “Financial Condition, Liquidity and Capital Resources — MacAndrews & Forbes Senior Subordinated Term Loan”).

(c)	Based upon the implied forward rate from the U.S. Dollar LIBOR yield curve at June 30, 2009, this reflects the impact of the Interest Rate Swaps, each covering $150 million notional amount under the 2006 Term Loan Facility, which would result in an effective weighted average interest rate of 6.0% on the 2006 Term Loan Facility at June 30, 2009.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
(all tabular amounts in millions)

		Original US	Contract
	Average	Dollar	Value	Fair Value
	Contractual	Notional	June 30,	June 30,
Forward Contracts	Rate $/FC	Amount	2009	2009

Sell Canadian Dollars/Buy USD	0.8312	$13.8	$13.3	$(0.5)
Sell Australian Dollars/Buy USD	0.7261	9.3	8.3	(1.0)
Sell British Pounds/Buy USD	1.5008	7.7	7.0	(0.7)
Sell South African Rand/Buy USD	0.1085	4.6	3.8	(0.8)
Buy Australian Dollars/Sell New Zealand Dollars	1.2175	2.7	2.8	0.1
Sell Euros/Buy USD	1.3740	1.2	1.2	—
Sell USD/Buy South African Rand	0.1245	8.1	8.4	0.3
Sell Hong Kong Dollars/Buy USD	0.1290	0.1	0.1	—
Sell New Zealand Dollars/Buy USD	0.6045	0.8	0.8	—

Total forward contracts		$48.3	$45.7	$(2.6)

				Fair Value
	Expected Maturity date for the year ended December 31,			June 30,
Interest Rate Swap Transactions(a)	2009	2010	Total	2009

Notional Amount	$150.0	$150.0	$300.0	$(4.3)
Average Pay Rate	3.676%	2.66%
Average Receive Rate	3-month USD LIBOR	3-month USD LIBOR

(a)	As of June 30, 2009, the Company had two floating-to-fixed Interest Rate Swaps, each with a notional amount of $150.0 million, expiring in September 2009 and April 2010, respectively, and each relating to indebtedness under Products Corporation’s 2006 Term Loan Facility. The Interest Rate Swaps are designated as cash flow hedges of the variable interest rate payments under Products Corporation’s 2006 Term Loan Facility. (See “Financial Condition, Liquidity and Capital Resources — Interest Rate Swap Transactions”).

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Item 4T.	Controls and Procedures

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

(b)  Changes in Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the second quarter and six months ended June 30, 2009, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company’s actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company’s expectations and estimates (whether qualitative or quantitative) as to:

(i)	the Company’s future financial performance;

(ii)	the effect on sales of decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel; adverse changes in currency; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors, changes in consumer purchasing habits, including with respect to shopping channels; retailer inventory management; retailer space reconfigurations or reductions in retailer display space; less than anticipated results from the Company’s existing or new products or from its advertising, promotional and/or marketing plans; or if the Company’s expenses, including, without limitation, for pension expense and/or cash contributions and/or benefit payments under its benefit plans, advertising, promotions and marketing activities or sales returns related to any reduction of retail space, product discontinuances or otherwise, exceed the anticipated level of expenses;

(iii)	the Company’s belief that the continued execution of its business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands, further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, any of which, whose intended purpose would be to create value through profitable growth, could result in the Company making investments and/or recognizing charges related to executing against such opportunities;

(iv)	our expectations regarding continuing to focus on our business strategy, including our plans to (a) build and leverage our strong brands; (b) improve the execution of our strategies and plans and provide for continued improvement in our organizational capability through enabling and developing our

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

employees; (c) continue to strengthen our international business; (d) improve our operating profit margins and cash flow; and (e) improve our capital structure;

(v)	restructuring activities, restructuring costs and charges, the timing of restructuring payments and the benefits from such activities;

(vi)	the Company’s expectation that operating revenues, cash on hand and funds available for borrowing under Products Corporation’s 2006 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2009, including the cash requirements referred to in item (viii) below;

(vii)	the Company’s expected principal sources of funds, including operating revenues, cash on hand and funds available for borrowing under Products Corporation’s 2006 Revolving Credit Facility and other permitted lines of credit, as well as the availability of funds from refinancing Products Corporation’s indebtedness, selling assets or operations, capital contributions and/or loans from MacAndrews & Forbes, the Company’s other affiliates and/or third parties and/or the sale of additional debt securities of Products Corporation;

(viii)	the Company’s expected principal uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, payments in connection with the Company’s purchases of permanent wall displays, capital expenditure requirements, restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt service payments and costs, debt repurchases and regularly scheduled pension and post-retirement benefit plan contributions and benefit payments, and its estimates of the amount and timing of its operating expenses, restructuring costs and payments, severance costs and payments, debt service payments (including payments required under Products Corporation’s debt instruments), debt repurchases, cash contributions to the Company’s pension plans and its other post-retirement benefit plans and benefit payments in 2009, purchases of permanent wall displays and capital expenditures;

(ix)	matters concerning the Company’s market-risk sensitive instruments, including the Interest Rate Swaps, which are intended to reduce the effects of floating interest rates and the Company’s exposure to interest rate volatility by hedging against fluctuations in variable interest rate payments on the applicable notional amounts of Products Corporation’s long-term debt under its 2006 Term Loan Facility, as well as the Company’s expectations as to the counterparty’s performance, including that any loss arising from the non-performance by the counterparty would not be material;

(x)	the Company’s plan to efficiently manage its cash and working capital, including, among other things, programs to reduce inventory levels over time; centralized purchasing to secure discounts and efficiencies in procurement; providing discounts to U.S. customers for more timely payment of receivables; prudent management of accounts payable; and targeted controls on general and administrative spending; and

(xi)	the Company’s expectations regarding its future pension expense, cash contributions and benefit payments under its benefit plans, including (a) the Company’s expectations that the decline in the global financial markets in 2008 resulted in a decline in the market value of the Company’s pension fund assets, which had the effect of reducing the funded status of such plans as of January 1, 2009, while at the same time, the discount rate used to value the Company’s pension obligation increased, which partially offset the effect of the asset decline, the net of which factors the Company expects will result in increased cash contributions to the Company’s pension plans in 2010 and beyond and (b) the Company’s expectations of the net impact on its pension expense from the pension re-measurements due to the cessation of future benefit accruals under the U.S. pension plans and the May 2009 Program.

Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

forward-looking language such as “estimates,” “objectives,” “visions,” “projects,” “assumptions,” “forecasts,” “focus,” “drive towards,” “plans,” “targets,” “strategies,” “opportunities,” “drivers,” “believes,” “intends,” “outlooks,” “initiatives,” “expects,” “scheduled to,” “anticipates,” “seeks,” “may,” “will” or “should” or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategies, targets, long-range plans, models or intentions. Forward-looking statements speak only as of the date they are made, and except for the Company’s ongoing obligations under the U.S. federal securities laws, the Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Investors are advised, however, to consult any additional disclosures the Company made or may make in its 2008 Form 10-K, and its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC in 2009 (which, among other places, can be found on the SEC’s website at http://www.sec.gov). Except as expressly set forth in this Form 10-Q, the information available from time to time on such website shall not be deemed incorporated by reference into this Quarterly Report on Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. (See also Item 1A. “Risk Factors” in the Company’s 2008 Form 10-K for further discussion of risks associated with the Company’s business and indebtedness.) In addition to factors that may be described in the Company’s filings with the SEC, including this filing, the following factors, among others, could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:

(i)	unanticipated circumstances or results affecting the Company’s financial performance, including decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel; changes in consumer preferences, such as reduced consumer demand for the Company’s color cosmetics and other current products, including new product launches; changes in consumer purchasing habits, including with respect to shopping channels; lower than expected retail customer acceptance or consumer acceptance of, or less than anticipated results from, the Company’s existing or new products; higher than expected pension expense and/or cash contributions under its benefit plans and/or benefit payments, advertising, promotional and/or marketing expenses or lower than expected results from the Company’s advertising, promotional and/or marketing plans; higher than expected sales returns or decreased sales of the Company’s existing or new products; actions by the Company’s customers, such as retailer inventory management and greater than anticipated retailer space reconfigurations or reductions in retail space and/or product discontinuances; and changes in the competitive environment and actions by the Company’s competitors, including business combinations, technological breakthroughs, new products offerings, increased advertising, promotional and marketing spending and advertising, promotional and/or marketing successes by competitors, including increases in share in the mass retail channel;

(ii)	in addition to the items discussed in (i) above, the effects of and changes in economic conditions (such as continued volatility in the financial markets, inflation, monetary conditions and foreign currency fluctuations, as well as in trade, monetary, fiscal and tax policies in international markets) and political conditions (such as military actions and terrorist activities);

(iii)	unanticipated costs or difficulties or delays in completing projects associated with the continued execution of the Company’s business strategy or lower than expected revenues or the inability to create value through profitable growth as a result of such strategy, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more brands or product lines, launching of new product lines, including difficulties or delays, or higher than expected expenses, including for sales returns, in launching its new products, acquiring businesses or brands, further refining its approach to retail merchandising, and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company’s manufacturing, sourcing, supply chain or organizational size and structure;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

(iv)	difficulties, delays or unanticipated costs in continuing to execute the Company’s business strategy, which could affect our ability to achieve our objectives as set forth in clause (iv) above, such as (a) less than effective product development, less than expected acceptance of our new or existing products by consumers and/or retail customers, less than expected acceptance of our advertising, promotional and/or marketing plans by our consumers and/or retail customers, less than expected investment in advertising, promotional and/or marketing activities or greater than expected competitive investment, less than expected acceptance of our brand communication by consumers and/or retail partners, less than expected levels of advertising, promotional and/or marketing activities for our new product launches and/or less than expected levels of execution with our retail partners or higher than expected costs and expenses; (b) difficulties, delays or the inability to improve the execution of our strategies and plans and/or build our organizational capability, provide employees with opportunities to develop professionally and/or provide employees who have demonstrated capability with new and expanded responsibilities or roles; (c) difficulties, delays or unanticipated costs in connection with our plans to continue to strengthen our international business, such as due to higher than anticipated levels of investment required to support and build our brands globally or less than anticipated results from our national and multi-national brands; (d) difficulties, delays or unanticipated costs in connection with our plans to improve our operating profit margins and cash flow, such as difficulties, delays or the inability to take actions intended to improve results in sales returns, cost of goods sold, general and administrative expenses, in working capital management and/or sales growth; and/or (e) difficulties, delays or unanticipated costs in, or our inability to improve our capital structure and/or consummate transactions to do so, including higher than expected costs (including interest rates);

(v)	difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company’s restructuring activities, such as less than anticipated cost reductions or other benefits from the 2009 Programs, 2008 Programs, 2007 Programs and/or 2006 Programs and the risk that the 2009 Programs, 2008 Programs, 2007 Programs and/or the 2006 Programs may not satisfy the Company’s objectives;

(vi)	lower than expected operating revenues, cash on hand and/or funds available under the 2006 Revolving Credit Facility and/or other permitted lines of credit or higher than anticipated operating expenses, such as referred to in clause (viii) below;

(vii)	the unavailability of funds under Products Corporation’s 2006 Revolving Credit Facility or other permitted lines of credit, or from refinancing indebtedness, or from capital contributions or loans from MacAndrews & Forbes, the Company’s other affiliates and/or third parties and/or the sale of additional debt securities of Products Corporation;

(viii)	higher than expected operating expenses, sales returns, working capital expenses, permanent wall display costs, capital expenditures, restructuring costs, severance not otherwise included in the Company’s restructuring programs, debt service payments, debt repurchases, regularly scheduled cash pension plan contributions and/or post-retirement benefit plan contributions and benefit payments, purchases of permanent wall displays and/or capital expenditures;

(ix)	interest rate or foreign exchange rate changes affecting the Company and its market-risk sensitive financial instruments, including less than anticipated benefits or other unanticipated effects of the Interest Rate Swaps and/or difficulties, delays or the inability of the counterparty to perform such transactions;

(x)	difficulties, delays or the inability of the Company to efficiently manage its cash and working capital; and/or

(xi)	lower than expected returns on pension plan assets and/or lower discount rates, which could result in higher than expected cash contributions and/or pension expense.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Factors other than those listed above could also cause the Company’s results to differ materially from expected results. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Website Availability of Reports and Other Corporate Governance Information

Revlon, Inc., which owns 100% of the Company’s common stock, maintains a comprehensive corporate governance program, including Corporate Governance Guidelines for Revlon, Inc.’s Board of Directors, Revlon, Inc.’s Board Guidelines for Assessing Director Independence and charters for Revlon, Inc.’s Audit Committee, Nominating and Corporate Governance Committee and Compensation and Stock Plan Committee. Revlon, Inc. maintains a corporate investor relations website, www.revloninc.com, where stockholders and other interested persons may review, without charge, among other things, Revlon, Inc.’s corporate governance materials and certain SEC filings (such as Revlon, Inc.’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, annual reports, Section 16 reports reflecting certain changes in the stock ownership of Revlon, Inc.’s directors and Section 16 officers, and certain other documents filed with the SEC), each of which are generally available on the same business day as the filing date with the SEC on the SEC’s website http://www.sec.gov, as well as on Revlon, Inc.’s website http://www.revloninc.com. In addition, under the section of Revlon, Inc.’s website entitled, “Corporate Governance,” Revlon, Inc. posts printable copies of the latest versions of its Corporate Governance Guidelines, Board Guidelines for Assessing Director Independence, charters for Revlon, Inc.’s Audit Committee, Nominating and Corporate Governance Committee and Compensation and Stock Plan Committee, as well as Revlon, Inc.’s and the Company’s Code of Business Conduct, which includes Revlon, Inc.’s and the Company’s Code of Ethics for Senior Financial Officers and the Audit Committee Pre-Approval Policy, each of which the Company will provide in print, without charge, upon written request to Michael T. Sheehan, Senior Vice President, Deputy General Counsel and Secretary, Revlon, Inc., 237 Park Avenue, New York, NY 10017. The business and financial materials and any other statement or disclosure on, or made available through, the websites referenced herein shall not be deemed incorporated by reference into this report.

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

On June 4, 2009, Revlon, Inc., as Products Corporation’s sole stockholder, unanimously re-elected Ronald O. Perelman, Alan S. Bernikow, Paul J. Bohan, Alan T. Ennis, David L. Kennedy and Barry F. Schwartz as directors of Products Corporation.

Item 6.	Exhibits

*10.1	Amended and Restated Employment Agreement, dated as of May 1, 2009, between Products Corporation and David L. Kennedy (incorporated by reference to Exhibit 10.1 to Revlon, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 filed with the SEC on July 30, 2009 (“Revlon, Inc.’s Q2 2009 Form 10-Q”)).
*10.2	Amended and Restated Employment Agreement, dated as of May 1, 2009, between Products Corporation and Alan T. Ennis (incorporated by reference to Exhibit 10.2 to Revlon, Inc.’s Q2 2009 Form 10-Q).
*10.3	Amended and Restated Employment Agreement, dated as of July 29, 2009, between Products Corporation and Robert K. Kretzman (incorporated by reference to Exhibit 10.2 to Revlon, Inc.’s Q2 2009 Form 10-Q).
*10.4	Employment Agreement, dated as of April 29, 2009, between Products Corporation and Steven Berns (incorporated by reference to Exhibit 10.2 to Revlon, Inc.’s Q2 2009 Form 10-Q).
*31.1	Certification of Alan T. Ennis, Chief Executive Officer, dated July 30, 2009, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Steven Berns, Chief Financial Officer, dated July 30, 2009, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1 (furnished herewith)	Certification of Alan T. Ennis, Chief Executive Officer, dated July 30, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (furnished herewith)	Certification of Steven Berns, Chief Financial Officer, dated July 30, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 30, 2009

REVLON CONSUMER PRODUCTS CORPORATION
Registrant

By: /s/ Steven Berns	By: /s/ Gina Mastantuono
Steven Berns	Gina Mastantuono
Executive Vice President,	Senior Vice President,
Chief Financial Officer and Treasurer	Corporate Controller and Chief Accounting Officer