Form 10-Q
period 2010-03-31
REVLON CONSUMER PRODUCTS CORP
filed 2010-04-29
CIK 890547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”,  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☒

The number of shares outstanding of the registrant’s common stock was 5,260 shares as of March 31, 2010, all of which were held by one affiliate, Revlon, Inc.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	March 31,	December 31,
	2010	2009
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$35.8	$54.5
Trade receivables, less allowance for doubtful accounts of $3.7 and $3.8 as of March 31, 2010 and December 31, 2009, respectively	167.5	181.7
Inventories	115.6	119.2
Prepaid expenses and other	99.6	90.9

Total current assets	418.5	446.3
Property, plant and equipment, net	110.3	111.7
Other assets	95.6	89.9
Goodwill, net	182.6	182.6

Total assets	$807.0	$830.5

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current liabilities:
Short-term borrowings	$2.1	$0.3
Current portion of long-term debt	18.5	13.6
Accounts payable	73.5	82.4
Accrued expenses and other	209.6	208.9

Total current liabilities	303.7	305.2
Long-term debt	1,104.6	1,127.8
Long-term debt — affiliates	107.0	107.0
Long-term pension and other post-retirement plan liabilities	210.8	216.3
Other long-term liabilities	63.9	68.0

Stockholder’s deficiency:
RCPC Preferred Stock, par value $1.00 per share; 1,000 shares authorized, 546 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	54.6	54.6
Common Stock, par value $1.00 per share; 10,000 shares authorized, 5,260 shares issued as of March 31, 2010 and December 31, 2009, respectively	—	—
Additional paid-in capital	939.7	938.4
Accumulated deficit	(1,824.7)	(1,828.9)
Accumulated other comprehensive loss	(152.6)	(157.9)

Total stockholder’s deficiency	(983.0)	(993.8)

Total liabilities and stockholder’s deficiency	$807.0	$830.5

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)

	Three Months Ended
	March 31,
	2010	2009

Net sales	$305.5	$303.3
Cost of sales	108.7	111.0

Gross profit	196.8	192.3
Selling, general and administrative expenses	149.7	158.5
Restructuring costs and other, net	—	0.5

Operating income	47.1	33.3

Other expenses (income):
Interest expense	22.9	24.1
Interest income	(0.2)	(0.2)
Amortization of debt issuance costs	1.4	1.4
Loss (gain) on early extinguishment of debt, net	9.7	(7.0)
Foreign currency losses, net	3.8	2.4
Miscellaneous, net	0.3	0.2

Other expenses, net	37.9	20.9

Income from continuing operations before income taxes	9.2	12.4
Provision for (benefit from) income taxes	5.0	(2.1)

Net income	$4.2	$14.5

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDER’S DEFICIENCY
AND COMPREHENSIVE INCOME (LOSS)
(dollars in millions)

				Accumulated
		Additional		Other	Total
	Preferred	Paid-In-	Accumulated	Comprehensive	Stockholder’s
	Stock	Capital	Deficit	Loss	Deficiency

Balance, January 1, 2010	$54.6	$938.4	$(1,828.9)	$(157.9)	$(993.8)
Stock option compensation		1.3			1.3
Comprehensive income:
Net income			4.2		4.2
Revaluation of financial derivative instruments(a)				1.7	1.7
Currency translation adjustment				0.8	0.8
Amortization of pension related costs(b)				2.8	2.8

Total comprehensive income					9.5

Balance, March 31, 2010	$54.6	$939.7	$(1,824.7)	$(152.6)	$(983.0)

(a)	See Note 4, “Comprehensive Income,” and Note 8, “Financial Instruments,” in this Form 10-Q for details regarding the net amount of hedge accounting derivative losses recognized due to the Company’s use of derivative financial instruments and a reversal of net amounts accumulated in Accumulated Other Comprehensive Loss due to the discontinuance of hedge accounting on the 2008 Interest Rate Swap (as hereinafter defined) as a result of the 2010 Refinancing (as hereinafter defined).

(b)	See Note 2, “Pension and Post-retirement Benefits,” and Note 4, “Comprehensive Income,” in this Form 10-Q for details on the change in Accumulated Other Comprehensive Loss as a result of the amortization of unrecognized prior service costs and actuarial losses (gains) arising during the first quarter of 2010.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Three Months Ended
	March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4.2	$14.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14.4	15.5
Amortization of debt discount	0.3	0.2
Stock compensation amortization	1.3	2.0
Loss (gain) on early extinguishment of debt, net	9.7	(7.0)
Amortization of debt issuance costs	1.4	1.4
Gain on sale of certain assets	—	(1.6)
Pension and other post-retirement expense	3.8	7.4
Change in assets and liabilities:
Decrease in trade receivables	6.7	6.7
Decrease (increase) in inventories	3.5	(0.2)
Increase in prepaid expenses and other current assets	(13.7)	(9.6)
Increase in accounts payable	8.8	16.2
Increase (decrease) in accrued expenses and other current liabilities	11.2	(9.3)
Pension and other post-retirement plan contributions	(5.8)	(4.6)
Purchase of permanent displays	(10.7)	(11.9)
Other, net	(4.3)	(2.4)

Net cash provided by operating activities	30.8	17.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3.3)	(2.1)
Proceeds from the sale of certain assets	0.1	2.3

Net cash (used in) provided by investing activities	(3.2)	0.2

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(13.0)	(4.0)
Borrowings under the 2006 Revolving Credit Facility, net	—	4.0
Borrowings under the 2010 Revolving Credit Facility, net	10.5	—
Repayments under the 2006 Term Loan Facility	(815.0)	—
Borrowings under the 2010 Term Loan Facility	786.0	—
Repayment of long-term debt	—	(35.3)
Payment of financing costs	(15.0)	—

Net cash used in financing activities	(46.5)	(35.3)

CASH FLOWS FROM DISCONTINUED OPERATIONS ACTIVITIES:
Net cash used in discontinued operating activities	—	(0.1)

Net cash used in discontinued operations	—	(0.1)

Effect of exchange rate changes on cash and cash equivalents	0.2	(1.4)

Net decrease in cash and cash equivalents	(18.7)	(19.3)
Cash and cash equivalents at beginning of period	54.5	52.8

Cash and cash equivalents at end of period	$35.8	$33.5

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$14.1	$18.5
Income taxes, net of refunds	$2.5	$2.3

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

The accompanying Consolidated Financial Statements are unaudited. In management’s opinion, all adjustments necessary for a fair presentation have been made. The Unaudited Consolidated Financial Statements include the accounts of the Company after the elimination of all material intercompany balances and transactions.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying Unaudited Consolidated Financial Statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, certain assumptions related to the recoverability of intangible and long-lived assets, reserves for estimated tax liabilities, restructuring costs, certain estimates and assumptions used in the calculation of the net periodic benefit costs and the projected benefit obligation for the Company’s pension and other post-retirement plans, including the expected long term return on pension plan assets and the discount rate used to value the Company’s pension benefit obligations. The Unaudited Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2010 (the “2009 Form 10-K”).

The Company’s results of operations and financial position for interim periods are not necessarily indicative of those to be expected for a full year.

Effective for periods beginning January 1, 2010, the Company is reporting Canada separately (previously Canada was included in the Europe region) and is reporting South Africa as part of the Europe, Middle East and Africa region (previously South Africa was included in the Asia Pacific region). As a result, prior year amounts have been reclassified to conform to this presentation.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(2)	Pension and Post-retirement Benefits

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

In May 2009, Products Corporation also amended, effective December 31, 2009, its qualified and non-qualified defined contribution savings plans for its U.S.-based employees, creating a new discretionary profit sharing component under such plans that will enable the Company, should it elect to do so, to make discretionary profit sharing contributions. The Company will determine in the fourth quarter of each year whether and, if so, to what extent, profit sharing contributions would be made for the following year. On December 31, 2009, the Company announced that the discretionary profit sharing contribution during 2010 will be 5% of eligible compensation, to be credited on a quarterly basis. (The savings plan amendments described above are hereinafter referred to as the “May 2009 Savings Plan Amendments” and, together with the May 2009 Pension Plan Amendments, as the “May 2009 Plan Amendments.”)

In the three months ended March 31, 2010, the Company recognized lower pension expense primarily due to the impact of the May 2009 Plan Amendments which ceased future benefit accruals under the Revlon Employees’ Retirement Plan and the Revlon Pension Equalization Plan after December 31, 2009.

The components of net periodic benefit cost for the pension and the other post-retirement benefit plans for the first quarter of 2010 and 2009, respectively, are as follows:

			Other
			Post-retirement
	Pension Plans		Benefit Plans
	2010	2009	2010	2009

Net periodic benefit costs:
Service cost	$0.4	$2.1	$—	$—
Interest cost	8.5	8.6	0.2	0.2
Expected return on plan assets	(8.1)	(6.7)	—	—
Amortization of prior service cost	—	(0.1)	—	—
Amortization of actuarial loss	2.7	3.3	0.1	—

	3.5	7.2	0.3	0.2
Portion allocated to Revlon Holdings LLC	—	—	—	—

	$3.5	$7.2	$0.3	$0.2

The Company expects net periodic benefit costs for the pension and the other post-retirement benefit plans to be approximately $15 million for all of 2010, compared with $27.3 million in 2009. The Company currently expects to contribute approximately $25 million in the aggregate to its pension plans and other post-retirement benefit plans in 2010. During the first quarter of 2010, $5.6 million and $0.2 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Relevant aspects of the qualified defined benefit pension plans, nonqualified pension plans and other post-retirement benefit plans sponsored by Products Corporation are disclosed in the Company’s 2009 Form 10-K.

(3)	Inventories

	March 31,	December 31,
	2010	2009

Raw materials and supplies	$38.1	$42.7
Work-in-process	11.6	12.0
Finished goods	65.9	64.5

	$115.6	$119.2

(4)	Comprehensive Income

The components of comprehensive income for the first quarter of 2010 and 2009, respectively, are as follows:

	Three Months Ended
	March 31,
	2010	2009

Net income	$4.2	$14.5
Other comprehensive income:
Revaluation of financial derivative instruments(a)	1.7	0.1
Currency translation adjustment	0.8	0.3
Amortization of pension related costs(b)	2.8	3.2

Total other comprehensive income	5.3	3.6

Comprehensive income	$9.5	$18.1

(a)	The amount for the three months ended March 31, 2010 relates to (1) the reclassification of an unrecognized loss of $0.8 million on the 2008 Interest Rate Swap (as hereinafter defined) from Accumulated Other Comprehensive Loss into earnings due to the discontinuance of hedge accounting as a result of the 2010 Refinancing (See Note 8, “Financial Instruments,” in this Form 10-Q) and (2) the reversal of amounts recorded in Accumulated Other Comprehensive Loss pertaining to a net settlement payment of $0.9 million on the 2008 Interest Rate Swap. The amount for the three months ended March 31, 2009 relates to (1) net unrealized losses of $0.2 million on the 2008 Interest Rate Swap and the interest rate swap which expired in September 2009 (the “2007 Interest Rate Swap”) (See Note 11, “Financial Instruments,” to the Consolidated Financial Statements in the Company’s 2009 Form 10-K) and (2) the reversal of amounts recorded in Accumulated Other Comprehensive Loss pertaining to net settlement receipts of $0.8 million and net settlement payments of $1.1 million on the 2008 Interest Rate Swap and the 2007 Interest Rate Swap.

(b)	The amounts represent the change in Accumulated Other Comprehensive Loss as a result of the amortization of actuarial losses arising during the first quarter of 2010 and 2009, respectively, related to the Company’s pension and other post-retirement benefit plans.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(5)	Restructuring Costs and Other, Net

In May 2009 the Company announced a worldwide restructuring (the “May 2009 Program”), which involved consolidating certain functions; reducing layers of management, where appropriate, to increase accountability and effectiveness; streamlining support functions to reflect the new organizational structure; and further consolidating the Company’s office facilities in New Jersey.

The $20.8 million of charges related to the May 2009 Program has been or is expected to be paid out as follows: $11.0 million paid in 2009, $7.1 million expected to be paid in 2010 and the balance of $2.7 million expected to be paid thereafter.

During the first quarter of 2009, the Company recorded net charges of $0.5 million in restructuring costs and other, net, of which $1.2 million related to charges for employee severance and other employee-related termination costs in the U.K., Mexico and Argentina (together with the May 2009 Program, the “2009 Programs”) and $0.9 million related to the 2008 Programs (as hereinafter defined). These restructuring charges were partially offset by income in the first quarter of 2009 of $1.6 million related to the sale of a facility in Argentina.

The Company recorded restructuring costs related to various other restructuring plans during 2008 (the “2008 Programs”). (See Note 3, “Restructuring Costs and Other, Net,” to the Consolidated Financial Statements in the Company’s 2009 Form 10-K.)

Details of the movements in the restructuring accrual for the 2008 Programs and 2009 Programs during the first quarter of 2010 are as follows:

	Balance
	as of				Balance
	January 1,	(Income)	Utilized, Net		as of
	2010	Expenses, Net	Cash	Noncash	March 31, 2010

Employee severance and other personnel benefits:
2008 Programs	$0.3	$—	$(0.2)	$—	$0.1
2009 Programs	7.6	—	(3.2)	—	4.4

	7.9	—	(3.4)	—	4.5
Lease exit	2.3	—	(0.2)	—	2.1

Total restructuring costs and other, net	$10.2	$—	$(3.6)	$—	$6.6

(6)	Geographic, Financial and Other Information

The Company manages its business on the basis of one reportable operating segment. As of March 31, 2010, the Company had operations established in 14 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

In the tables below, certain prior year amounts have been reclassified to conform to the current period’s presentation.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

	Three Months Ended
	March 31,
	2010		2009

Geographic area:
Net sales:
United States	$182.1	60%	$191.0	63%
Outside of the United States	123.4	40%	112.3	37%

	$305.5		$303.3

	March 31,		December 31,
	2010		2009

Long-lived assets:
United States	$306.0	79%	$302.2	79%
Outside of the United States	82.5	21%	82.0	21%

	$388.5		$384.2

	Three Months Ended
	March 31,
	2010		2009

Classes of similar products:
Net sales:
Color cosmetics	$193.7	63%	$193.3	64%
Beauty care and fragrance	111.8	37%	110.0	36%

	$305.5		$303.3

(7)	Fair Value Measurements

The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification (the “Fair Value Measurements and Disclosures Topic”) clarifies the definition of fair value of assets and liabilities, establishes a framework for measuring the fair value of assets and liabilities and expands the disclosures on fair value measurements. The Company adopted the provisions of the Fair Value Measurements and Disclosures Topic with respect to financial assets and liabilities effective January 1, 2008 and with respect to non-financial assets and liabilities effective as of January 1, 2009, neither of which had a material impact on the Company’s results of operations and/or financial condition.

The fair value framework under the Fair Value Measurements and Disclosures Topic requires the categorization of assets and liabilities into three levels based upon the assumptions used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3, if applicable, generally would require significant management judgment. The three levels for categorizing assets and liabilities fair value measurement requirements are as follows:

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

As of March 31, 2010, the fair values of the Company’s financial assets and liabilities, namely its FX Contracts (as hereinafter defined) and the 2008 Interest Rate Swap, are categorized as presented in the table below:

	Total	Level 1	Level 2	Level 3

Assets
Derivatives:
FX Contracts(a)	$0.4	$—	$0.4	$—

Total assets at fair value	$0.4	$—	$0.4	$—

Liabilities
Derivatives:
2008 Interest Rate Swap(b)	$0.9	$—	$0.9	$—
FX Contracts(a)	1.3	—	1.3	—

Total liabilities at fair value	$2.2	$—	$2.2	$—

(a)	The fair value of the Company’s FX Contracts was measured based on observable market transactions of spot and forward rates at March 31, 2010. (See Note 8, “Financial Instruments,” in this Form 10-Q.)

(b)	The fair value of the Company’s 2008 Interest Rate Swap was measured based on the three- month U.S. Dollar LIBOR index at the last receipt date, or January 19, 2010.

(8)	Financial Instruments

The fair value of the Company’s debt, including the current portion of long-term debt, is based on the quoted market prices for the same issues or on the current rates offered for debt of similar remaining maturities. The estimated fair value of such debt at March 31, 2010 was approximately $1,248.9 million, which was more than the carrying value of such debt at March 31, 2010 of $1,230.1 million. The estimated fair value of such debt at December 31, 2009 was approximately $1,241.4 million, which was less than the carrying value of such debt at December 31, 2009 of $1,248.4 million.

The carrying amounts of cash and cash equivalents, marketable securities, trade receivables, notes receivable, accounts payable and short-term borrowings approximate their fair-values.

Products Corporation also maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which approximately $21.8 million and $12.2 million (including amounts available under credit agreements in effect at that time) were maintained at March 31, 2010 and December 31, 2009, respectively. Included in these amounts is approximately $9.3 million at both March 31, 2010 and December 31, 2009 in standby letters of credit which support Products Corporation’s self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

While the Company may be exposed to credit loss in the event of the counterparty’s non-performance, the Company’s exposure is limited to the net amount that Products Corporation would have received, if any, from the counterparty over the remaining balance of the terms of the FX Contracts and the 2008 Interest Rate Swap. The Company does not anticipate any non-performance and, furthermore, even in the case of any non-performance by the counterparty, the Company expects that any such loss would not be material.

Foreign Currency Forward Exchange Contracts

The FX Contracts are entered into primarily to hedge the anticipated net cash flows resulting from inventory purchases and intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year.

The U.S. dollar notional amount of the FX Contracts outstanding at March 31, 2010 and December 31, 2009 was $37.5 million and $54.3 million, respectively.

Interest Rate Swap Transaction

As of March 31, 2010, the Company had one floating-to-fixed interest rate swap transaction, which expired in April 2010, with a notional amount of $150.0 million initially relating to indebtedness under Products Corporation’s former 2006 Term Loan Facility (as hereinafter defined) (prior to its complete refinancing in March 2010) and which also related through its expiration in April 2010 to a notional amount of $150.0 million relating to indebtedness under Products Corporation’s 2010 Term Loan Facility (as hereinafter defined) (the “2008 Interest Rate Swap”). Under the terms of the 2008 Interest Rate Swap, Products Corporation was required to pay to the counterparty a quarterly fixed interest rate of 2.66% on the $150.0 million notional amount under the 2008 Interest Rate Swap (which, based upon the 4.0% applicable margin, effectively fixed the interest rate on such notional amounts at 6.66% for the 2-year term of such swap), commencing in July 2008, while receiving a variable interest rate payment from the counterparty equal to three-month U.S. dollar LIBOR, which was approximately 0.25% on the latest receipt date, or January 19, 2010.

As of March 31, 2010, the fair value of the 2008 Interest Swap was $(0.9) million. The 2008 Interest Rate Swap was initially designated as a cash flow hedge of the variable interest rate payments on Products Corporation’s former 2006 Term Loan Facility (prior to its complete refinancing in March 2010) under the Derivatives and Hedging Topic of the FASB Accounting Standards Codification (the “Derivatives and Hedging Topic”). However, as a result of the 2010 Refinancing (as hereinafter defined in Note 9, “Long-term Debt,” in this Form 10-Q), effective March 11, 2010 (the closing date of the 2010 Refinancing), the 2008 Interest Rate Swap no longer met the criteria specified under the Derivatives and Hedging Topic to allow for the deferral of the effective portion of unrecognized hedging gains or losses in other comprehensive income since the scheduled variable interest payment specified on the date originally documented at the inception of the hedge will not occur. As a result, as of March 11, 2010, the Company reclassified an unrecognized loss of $0.8 million from Accumulated Other Comprehensive Loss into earnings.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Quantitative Information — Derivative Financial Instruments

The effects of the Company’s derivative instruments on its consolidated financial statements were as follows:

(a) Fair Value of Derivative Financial Instruments in Consolidated Balance Sheet:

	Fair Values of Derivative Instruments
	Assets			Liabilities
		March 31,	December 31,		March 31,	December 31,
	Balance Sheet	2010	2009	Balance Sheet	2010	2009
Derivatives:	Classification	Fair Value	Fair Value	Classification	Fair Value	Fair Value

Derivatives designated as hedging instruments:
2008 Interest Rate Swap(a)	Prepaid expenses	$—	$—	Accrued expenses	$—	$1.8
Derivatives not designated as hedging instruments:
2008 Interest Rate Swap(b)	Prepaid expenses	—	—	Accrued expenses	0.9	—
FX Contracts(c)	Prepaid expenses	0.4	0.1	Accrued expenses	(1.3)	1.7

		$0.4	$0.1		$(0.4)	$3.5

(a)	Effective March 11, 2010 (the closing date of the 2010 Refinancing), the 2008 Interest Rate Swap was no longer designated as a cash flow hedge. (See “Interest Rate Swap Transaction” in this Note 8.)

(b)	The fair value of the 2008 Interest Rate Swap at March 31, 2010 and December 31, 2009 was determined by using the three-month U.S. Dollar LIBOR index at the latest receipt date, or January 19, 2010, and October 16, 2009, respectively.

(c)	The fair values of the FX Contracts at March 31, 2010 and December 31, 2009 were determined by using observable market transactions of spot and forward rates at March 31, 2010 and December 31, 2009, respectively.

(b) Effects of Derivative Financial Instruments on Income and Other Comprehensive Income (Loss) (“OCI”):

Derivative Instruments Gain (Loss) Effect on Consolidated
Statement of Operations as of March 31,
	Amount of Gain (Loss)			Amount of
	Recognized		Income Statement	Gain (Loss)
	in		Classification	Reclassified from OCI
	OCI		of Gain (Loss)	to Income
	(Effective Portion)		Reclassified from	(Effective Portion)
	2010	2009	OCI to Income	2010	2009

Derivatives designated as hedging instruments:
2008 Interest Rate Swap(a)	$—	$(5.3)	Interest expense	$(0.9)	$(0.3)

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

	Amount of			Amount of
	Gain (Loss)		Income Statement	Gain (Loss)
	Recognized in Foreign		Classification of	Recognized in Interest
	Currency Gains		Gain (Loss)	Expense
	(Losses), Net		Reclassified from	(Ineffective Portion)
	2010	2009	OCI to Income	2010	2009

Derivatives not designated as hedging instruments:
FX Contracts	$(0.5)	$0.9	Interest expense	$—	$—
2008 Interest Rate Swap(a)	—	—	Interest expense	(0.8)	—

	$(0.5)	$0.9		$(0.8)	$—

(a)	Effective March 11, 2010 (the closing date of the 2010 Refinancing), the 2008 Interest Rate Swap was no longer designated as a cash flow hedge. (See “Interest Rate Swap Transaction” in this Note 8.)

(9)	Long-term Debt

	March 31,	December 31,
	2010	2009

2010 Term Loan Facility due 2015, net of discounts(a)	$786.1	$—
2006 Term Loan Facility due 2012(a)	—	815.0
2010 Revolving Credit Facility due 2014(a)	10.5	—
9 3/4% Senior Secured Notes due 2015, net of discounts(b)	326.5	326.4
Contributed Loan portion of the Senior Subordinated Term Loan due 2013(c)	48.6	48.6
Non-Contributed Loan portion of the Senior Subordinated Term Loan due 2014(d)	58.4	58.4

	1,230.1	1,248.4
Less current portion	(18.5)	(13.6)

	$1,211.6	$1,234.8

(a)	On March 11, 2010 the Company consummated the 2010 Refinancing. The 2010 Refinancing, among other things, extended the maturity of Products Corporation’s 2006 Term Loan Facility and 2006 Revolving Credit Facility, each due January 2012, by entering into the 2010 Term Loan Facility due March 2015 and the 2010 Revolving Credit Facility due March 2014, respectively. (See below under “Recent Debt Reduction Transactions” in this Note 9.)

(b)	See Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2009 Form 10-K for certain details regarding Products Corporation’s 9 3/4% Senior Secured Notes which mature on November 15, 2015 (the “9 3/4% Senior Secured Notes”) .

(c)	See Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2009 Form 10-K for certain details regarding the aggregate principal amount outstanding under the Contributed Loan in which MacAndrews & Forbes contributed to Revlon, Inc. $48.6 million of the $107.0 million aggregate outstanding principal amount of the Senior Subordinated Term Loan made by MacAndrews & Forbes to Products Corporation, which matures on October 8, 2013.

(d)	See Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2009 Form 10-K for certain details regarding the $58.4 million principal amount of Senior Subordinated

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Term Loan which remains owing from Products Corporation to MacAndrews & Forbes (the “Non Contributed Loan”), which matures on October 8, 2014.

Recent Debt Reduction Transactions

Refinancing of the 2006 Term Loan and Revolving Credit Facilities:  In March 2010, Products Corporation consummated a credit agreement refinancing (the “2010 Refinancing”) consisting of the following transactions:

•	The 2010 Refinancing included refinancing Products Corporation’s term loan facility, which was scheduled to mature on January 15, 2012 and had $815.0 million aggregate principal amount outstanding at December 31, 2009 (the “2006 Term Loan Facility”), with a 5-year, $800.0 million term loan facility due March 11, 2015 (the “2010 Term Loan Facility”) under a second amended and restated term loan agreement dated March 11, 2010 (the “2010 Term Loan Agreement”), among Products Corporation, as borrower, the lenders party thereto, Citigroup Global Markets Inc. (“CGMI”), J.P. Morgan Securities Inc. (“JPM Securities”), Banc of America Securities LLC (“BAS”) and Credit Suisse Securities (USA) LLC (“Credit Suisse”), as joint lead arrangers, CGMI, JPM Securities, BAS, Credit Suisse and Natixis, New York Branch (“Natixis”), as joint bookrunners, JPMorgan Chase Bank, N.A. and Bank of America, N.A. as co-syndication agents, Credit Suisse and Natixis as co-documentation agents, and Citicorp USA, Inc. (“CUSA”), as administrative agent and collateral agent.

•	The 2010 Refinancing also included refinancing Products Corporation’s 2006 revolving credit facility, which was scheduled to mature on January 15, 2012 and had nil outstanding borrowings at December 31, 2009, with a 4-year, $140.0 million asset-based, multi-currency revolving credit facility due March 11, 2014 (the “2010 Revolving Credit Facility” and, together with the 2010 Term Loan Facility, the “2010 Credit Facilities”) under a second amended and restated revolving credit agreement dated March 11, 2010 (the “2010 Revolving Credit Agreement” and, together with the 2010 Term Loan Agreement, the “2010 Credit Agreements”), among Products Corporation, as borrower, the lenders party thereto, CGMI and Wells Fargo Capital Finance, LLC (“WFS”), as joint lead arrangers, CGMI, WFS, BAS, JPM Securities and Credit Suisse, as joint bookrunners, and CUSA, as administrative agent and collateral agent.

•	Products Corporation used the approximately $786 million of proceeds from the 2010 Term Loan Facility, which was drawn in full on the March 11, 2010 closing date and issued to lenders at 98.25% of par, plus approximately $31 million of available cash and approximately $20 million then drawn on the 2010 Revolving Credit Facility to refinance in full the $815.0 million of outstanding indebtedness under its 2006 Term Loan Facility and to pay approximately $7 million of accrued interest and approximately $15 million of fees and expenses incurred in connection with consummating the 2010 Refinancing, of which approximately $9 million was capitalized.

2010 Revolving Credit Facility

Availability under the 2010 Revolving Credit Facility varies based on a borrowing base that is determined by the value of eligible accounts receivable and eligible inventory in the U.S. and the U.K. and eligible real property and equipment in the U.S. from time to time.

In each case subject to borrowing base availability, the 2010 Revolving Credit Facility is available to:

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

If the value of the eligible assets is not sufficient to support the $140.0 million borrowing base under the 2010 Revolving Credit Facility, Products Corporation will not have full access to the 2010 Revolving Credit Facility. Products Corporation’s ability to make borrowings under the 2010 Revolving Credit Facility is also conditioned upon the satisfaction of certain conditions precedent and Products Corporation’s compliance with other covenants in the 2010 Revolving Credit Agreement.

Borrowings under the 2010 Revolving Credit Facility bear interest at a rate equal to, at Products Corporation’s option, either (i) the Eurodollar Rate plus 3.00% per annum or (ii) the Alternate Base Rate plus 2.00% per annum.

Prior to the termination date of the 2010 Revolving Credit Facility, revolving loans are required to be prepaid (without any permanent reduction in commitment) with:

(i) the net cash proceeds from sales of Revolving Credit First Lien Collateral (as defined below) by Products Corporation or any of its subsidiary guarantors (other than dispositions in the ordinary course of business and certain other exceptions); and

(ii) the net proceeds from the issuance by Products Corporation or any of its subsidiaries of certain additional debt, to the extent there remains any such proceeds after satisfying Products Corporation’s repayment obligations under the 2010 Term Loan Facility.

Products Corporation pays to the lenders under the 2010 Revolving Credit Facility a commitment fee of 0.75% of the average daily unused portion of the 2010 Revolving Credit Facility, which fee is payable quarterly in arrears. Under the 2010 Revolving Credit Facility, Products Corporation also pays:

(i) to foreign lenders a fronting fee of 0.25% per annum on the aggregate principal amount of specified Local Loans (as defined in the 2010 Revolving Credit Agreement) (which fee is retained by foreign lenders out of the portion of the Applicable Margin payable to such foreign lender);

(ii) to foreign lenders an administrative fee of 0.25% per annum on the aggregate principal amount of specified Local Loans;

(iii) to the multi-currency lenders a letter of credit commission equal to the product of (a) the Applicable Margin (as defined in the 2010 Revolving Credit Agreement) for revolving credit loans that are Eurodollar Rate (as defined in the 2010 Revolving Credit Agreement) loans (adjusted for the term that the letter of credit is outstanding) and (b) the aggregate undrawn face amount of letters of credit; and

(iv) to the issuing lender, a letter of credit fronting fee of 0.25% per annum of the aggregate undrawn face amount of letters of credit, which fee is a portion of the Applicable Margin.

Under certain circumstances, Products Corporation will have the right to request that the 2010 Revolving Credit Facility be increased by up to $60.0 million, provided that the lenders are not committed to provide any such increase.

Under certain circumstances if and when the difference between (i) the borrowing base under the 2010 Revolving Credit Facility and (ii) the amounts outstanding under the 2010 Revolving Credit Facility is less than $20.0 million for a period of two consecutive days or more, and until such difference is equal to or

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

greater than $20.0 million for a period of 30 consecutive business days, the 2010 Revolving Credit Facility requires Products Corporation to maintain a consolidated fixed charge coverage ratio (the ratio of EBITDA minus Capital Expenditures to Cash Interest Expense for such period, as each such term is defined in the 2010 Revolving Credit Facility) of 1.0 to 1.0.

The 2010 Revolving Credit Facility matures on March 11, 2014.

2010 Term Loan Facility

Under the 2010 Term Loan Facility, Eurodollar Loans (as defined in the 2010 Term Loan Agreement) bear interest at the Eurodollar Rate (as defined in the 2010 Term Loan Agreement) plus 4.00% per annum (provided that in no event shall the Eurodollar Rate be less than 2.00% per annum) and Alternate Base Rate (as defined in the 2010 Term Loan Agreement) loans bear interest at the Alternate Base Rate plus 3.00% per annum (provided that in no event shall the Alternate Base Rate be less than 3.00% per annum).

Prior to the termination date of the 2010 Term Loan Facility, on June 30, September 30, December 31 and March 31 of each year (commencing June 30, 2010), Products Corporation is required to repay $2.0 million of the principal amount of the term loans outstanding under the 2010 Term Loan Facility on each respective date. In addition, the term loans under the 2010 Term Loan Facility are required to be prepaid with:

(i) the net cash proceeds in excess of $10.0 million for each 12-month period ending on March 31 received during such period from sales of Term Loan First Lien Collateral (as defined below) by Products Corporation or any of its subsidiary guarantors (subject to a reinvestment right for 365 days and carryover of unused annual basket amounts up to a maximum of $25.0 million and subject to certain specified dispositions of up to an additional $25.0 million in the aggregate);

(ii) the net proceeds from the issuance by Products Corporation or any of its subsidiaries of certain additional debt; and

(iii) 50% of Products Corporation’s “excess cash flow” (as defined under the 2010 Term Loan Agreement), commencing with excess cash flow for the 2011 fiscal year payable in the first quarter of 2012.

Any such prepayments are applied to reduce Products Corporation’s future regularly scheduled term loan amortization payments, to be applied in the direct order of maturity to the remaining installments thereof or as otherwise directed by Products Corporation.

The 2010 Term Loan Facility contains a financial covenant limiting Products Corporation’s first lien senior secured leverage ratio (the ratio of Products Corporation’s Senior Secured Debt that has a lien on the collateral which secures the 2010 Term Loan Facility that is not junior or subordinated to the liens securing the 2010 Term Loan Facility (excluding debt outstanding under the 2010 Revolving Credit Facility) to EBITDA, as each such term is defined in the 2010 Term Loan Facility), to 4.0 to 1.0 for each period of four consecutive fiscal quarters ending during the period from March 31, 2010 to the March 2015 maturity date of the 2010 Term Loan Facility.

Under certain circumstances, Products Corporation will have the right to request the 2010 Term Loan Facility to be increased by up to $300.0 million, provided that the lenders are not committed to provide any such increase.

The 2010 Term Loan Facility matures on March 11, 2015.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Provisions Applicable to the 2010 Revolving Credit Facility and the 2010 Term Loan Facility

The 2010 Credit Facilities are supported by, among other things, guarantees from Revlon, Inc. and, subject to certain limited exceptions, Products Corporation’s domestic subsidiaries. The obligations of Products Corporation under the 2010 Credit Facilities and the obligations under such guarantees are secured by, subject to certain limited exceptions, substantially all of the assets of Products Corporation and the guarantors, including:

(i) mortgages on owned real property, including Products Corporation’s facility in Oxford, North Carolina;

(ii) the capital stock of Products Corporation and the subsidiary guarantors and 66% of the voting capital stock and 100% of the non-voting capital stock of Products Corporation’s and the subsidiary guarantors’ first-tier, non-U.S. subsidiaries;

(iii) intellectual property and other intangible property of Products Corporation and the subsidiary guarantors; and

(iv) inventory, accounts receivable, equipment, investment property and deposit accounts of Products Corporation and the subsidiary guarantors.

The liens on inventory, accounts receivable, deposit accounts, investment property (other than the capital stock of Products Corporation and its subsidiaries), real property, equipment, fixtures and certain intangible property related to the foregoing (the “Revolving Credit First Lien Collateral”) secure the 2010 Revolving Credit Facility on a first priority basis, the 2010 Term Loan Facility on a second priority basis and Products Corporation’s 9 3/4% Senior Secured Notes due November 2015 (the “9 3/4% Senior Secured Notes”) and the related guarantees on a third priority basis. The liens on the capital stock of Products Corporation and its subsidiaries, intellectual property and intangible property (other than intangible property included in the Revolving Credit First Lien Collateral) (the “Term Loan First Lien Collateral”) secure the 2010 Term Loan Facility on a first priority basis and the 2010 Revolving Credit Facility and the 9 3/4% Senior Secured Notes and the related guarantees on a second priority basis. Such arrangements are set forth in the Third Amended and Restated Intercreditor and Collateral Agency Agreement, dated March 11, 2010, by and among Products Corporation and CUSA, as administrative agent and as collateral agent for the benefit of the secured parties for the 2010 Term Loan Facility, 2010 Revolving Credit Facility and the 9 3/4% Senior Secured Notes (the “2010 Intercreditor Agreement”). The 2010 Intercreditor Agreement also provides that the liens referred to above may be shared from time to time, subject to certain limitations, with specified types of other obligations incurred or guaranteed by Products Corporation, such as foreign exchange and interest rate hedging obligations and foreign working capital lines.

Each of the 2010 Credit Facilities contains various restrictive covenants prohibiting Products Corporation and its subsidiaries from:

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

(c) subject to certain limitations, to pay dividends or make other payments to finance the purchase, redemption or other retirement for value by Revlon, Inc. of stock or other equity interests or equivalents in Revlon, Inc. held by any current or former director, employee or consultant in his or her capacity as such; and

(d) subject to certain limitations, to make other restricted payments to affiliates of Products Corporation in amounts up to $5.0 million per year ($10.0 million in 2010), other restricted payments in an aggregate amount not to exceed $20.0 million and other restricted payments based upon certain financial tests;

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

(vi) making investments, subject to certain exceptions; and

(vii) entering into transactions with affiliates of Products Corporation involving aggregate payments or consideration in excess of $10.0 million other than upon terms that are not materially less favorable when taken as a whole to Products Corporation or its subsidiaries as terms that would be obtainable at the time for a comparable transaction or series of similar transactions in arm’s length dealings with an unrelated third person and where such payments or consideration exceed $20.0 million, unless such transaction has been approved by all of the independent directors of Products Corporation, subject to certain exceptions.

The events of default under each of the 2010 Credit Facilities include customary events of default for such types of agreements, including, among others:

(i) nonpayment of any principal, interest or other fees when due, subject in the case of interest and fees to a grace period;

(ii) non-compliance with the covenants in such 2010 Credit Facilities or the ancillary security documents, subject in certain instances to grace periods;

(iii) the institution of any bankruptcy, insolvency or similar proceedings by or against Products Corporation, any of Products Corporation’s subsidiaries or Revlon, Inc., subject in certain instances to grace periods;

(iv) default by Revlon, Inc. or any of its subsidiaries (A) in the payment of certain indebtedness when due (whether at maturity or by acceleration) in excess of $25.0 million in aggregate principal amount or (B) in the observance or performance of any other agreement or condition relating to such debt, provided that the amount of debt involved is in excess of $25.0 million in aggregate principal amount, or the occurrence of any other event, the effect of which default referred to in this subclause (iv) is to cause or permit the holders of such debt to cause the acceleration of payment of such debt;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(v) in the case of the 2010 Term Loan Facility, a cross default under the 2010 Revolving Credit Facility, and in the case of the 2010 Revolving Credit Facility, a cross default under the 2010 Term Loan Facility;

(vi) the failure by Products Corporation, certain of Products Corporation’s subsidiaries or Revlon, Inc. to pay certain material judgments;

(vii) a change of control such that (A) Revlon, Inc. shall cease to be the beneficial and record owner of 100% of Products Corporation’s capital stock, (B) Ronald O. Perelman (or his estate, heirs, executors, administrator or other personal representative) and his or their controlled affiliates shall cease to “control” Products Corporation, and any other person or group of persons owns, directly or indirectly, more than 35% of the total voting power of Products Corporation, (C) any person or group of persons other than Ronald O. Perelman (or his estate, heirs, executors, administrator or other personal representative) and his or their controlled affiliates shall “control” Products Corporation or (D) during any period of two consecutive years, the directors serving on Products Corporation’s Board of Directors at the beginning of such period (or other directors nominated by at least a majority of such continuing directors) shall cease to be a majority of the directors;

(viii) Revlon, Inc. shall have any meaningful assets or indebtedness or shall conduct any meaningful business other than its ownership of Products Corporation and such activities as are customary for a publicly traded holding company which is not itself an operating company, in each case subject to limited exceptions; and

(ix) the failure of certain of Products Corporation’s affiliates which hold Products Corporation’s or its subsidiaries’ indebtedness to be party to a valid and enforceable agreement prohibiting such affiliate from demanding or retaining payments in respect of such indebtedness, subject to certain exceptions, including exceptions as to Products Corporation’s Senior Subordinated Term Loan.

If Products Corporation is in default under the senior secured leverage ratio under the 2010 Term Loan Facility or the consolidated fixed charge coverage ratio under the 2010 Revolving Credit Facility, Products Corporation may cure such default by issuing certain equity securities to, or receiving capital contributions from, Revlon, Inc. and applying such cash which is deemed to increase EBITDA for the purpose of calculating the applicable ratio. This cure right may be exercised by Products Corporation two times in any four-quarter period.

Products Corporation was in compliance with all applicable covenants under the 2010 Credit Agreements upon closing the 2010 Refinancing and as of March 31, 2010. At March 31, 2010, the aggregate principal amount outstanding under the 2010 Term Loan Facility was $800.0 million and availability under the $140.0 million 2010 Revolving Credit Facility, based upon the calculated borrowing base less $21.8 million of outstanding undrawn letters of credit and $10.5 million then drawn on the 2010 Revolving Credit Facility, was $87.2 million.

(10)	Income Taxes

The provision for income taxes represents federal, foreign, state and local income taxes. The effective rate differs from statutory rates due to the effect of state and local income taxes, tax rates in foreign jurisdictions, utilization of tax loss carryforwards and certain nondeductible expenses. The Company’s tax provision (benefit) changes quarterly based on recurring and non-recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, foreign and state and local income taxes, tax audit settlements, the ultimate disposition of deferred tax assets relating to stock-based compensation and the interaction of various global tax strategies. In addition, changes in judgment from the

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

evaluation of new information resulting in the recognition, derecognition and/or remeasurement of a tax position taken in a prior annual period are recognized in the quarter in which any such change occurs.

For the first quarter of 2010 and 2009, the Company recorded a provision for (benefit from) income taxes for continuing operations of $5.0 million and $(2.1) million, respectively. The increase in the provision for income taxes was primarily attributable to the favorable resolution of tax matters in certain foreign jurisdictions in the first quarter of 2009 and higher taxable income for taxable subsidiaries in certain foreign jurisdictions in the first quarter of 2010.

The Company remains subject to examination of its income tax returns in various jurisdictions including, without limitation, the U.S. (federal), for tax years ended December 31, 2006 through December 31, 2009, and Australia and South Africa, for tax years ended December 31, 2005 through December 31, 2009.

(11)	Guarantor Financial Information

Products Corporation’s 9 3/4% Senior Secured Notes are fully and unconditionally guaranteed on a senior secured basis by Revlon, Inc. and Products Corporation’s domestic subsidiaries (other than certain immaterial subsidiaries) that guarantee Products Corporation’s obligations under its 2010 Credit Agreements (the “Guarantor Subsidiaries”).

The following Condensed Consolidating Financial Statements present the financial information as of March 31, 2010 and December 31, 2009, and for the three months ended March 31, 2010 and 2009 for (i) Products Corporation on a stand-alone basis; (ii) the Guarantor Subsidiaries on a stand-alone basis; (iii) the subsidiaries of Products Corporation that do not guarantee Products Corporation’s 9 3/4% Senior Secured Notes (the “Non-Guarantor Subsidiaries”) on a stand-alone basis; and (iv) Products Corporation, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis. The Condensed Consolidating Financial Statements are presented on the equity method, under which the investments in subsidiaries are recorded at cost and adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Consolidating Condensed Balance Sheets
As of March 31, 2010

			Non-
	Products	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$1.7	$0.3	$33.8	$—	$35.8
Trade receivables, less allowances for doubtful accounts	82.1	11.4	74.0	—	167.5
Inventories	70.7	4.1	40.8	—	115.6
Prepaid expenses and other	67.7	5.6	26.3	—	99.6
Intercompany receivables	885.5	463.3	301.6	(1,650.4)	—
Investment in subsidiaries	(257.0)	(210.6)	—	467.6	—
Property, plant and equipment, net	93.4	0.9	16.0	—	110.3
Other assets	61.6	2.3	31.7	—	95.6
Goodwill, net	150.6	30.0	2.0	—	182.6

Total assets	$1,156.3	$307.3	$526.2	$(1,182.8)	$807.0

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$1.6	$0.5	$—	$2.1
Current portion of long-term debt	18.5	—	—	—	18.5
Accounts payable	45.4	4.6	23.5	—	73.5
Accrued expenses and other	141.2	7.6	60.8	—	209.6
Intercompany payables	512.9	629.5	508.0	(1,650.4)	—
Long-term debt	1,104.6	—	—	—	1,104.6
Long-term debt — affiliates	107.0	—	—	—	107.0
Other long-term liabilities	209.7	14.4	50.6	—	274.7

Total liabilities	2,139.3	657.7	643.4	(1,650.4)	1,790.0
Stockholder’s deficiency	(983.0)	(350.4)	(117.2)	467.6	(983.0)

Total liabilities and Stockholder’s deficiency	$1,156.3	$307.3	$526.2	$(1,182.8)	$807.0

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Consolidating Condensed Statement of Operations
For the Three Months Ended March 31, 2010

			Non-
	Products	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$208.5	$13.3	$115.8	$(32.1)	$305.5
Cost of sales	90.6	6.0	44.2	(32.1)	108.7

Gross profit	117.9	7.3	71.6	—	196.8
Selling, general and administrative expenses	91.0	9.2	49.5	—	149.7
Restructuring costs and other, net	—	—	—	—	—

Operating income (loss)	26.9	(1.9)	22.1	—	47.1

Other expenses (income):
Intercompany interest, net	0.8	(0.4)	1.1	—	1.5
Interest expense	21.3	0.1	—	—	21.4
Interest income	—	—	(0.2)	—	(0.2)
Amortization of debt issuance costs	1.4	—	—	—	1.4
Loss on early extinguishment of debt, net	9.7	—	—	—	9.7
Foreign currency (gains) losses, net	(4.5)	(0.4)	8.7	—	3.8
Miscellaneous, net	(7.0)	(3.5)	10.8	—	0.3

Other expenses, net	21.7	(4.2)	20.4	—	37.9

Income from continuing operations before income taxes	5.2	2.3	1.7	—	9.2
Provision for income taxes	—	0.7	4.3	—	5.0

Income (loss) from continuing operations	5.2	1.6	(2.6)	—	4.2
Equity in (loss) income of subsidiaries	(1.0)	(4.0)	—	5.0	—

Net income (loss)	$4.2	$(2.4)	$(2.6)	$5.0	$4.2

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Consolidating Condensed Statement of Operations
For the Three Months Ended March 31, 2009

			Non-
	Products	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$215.2	$14.5	$104.3	$(30.7)	$303.3
Cost of sales	93.3	6.2	42.2	(30.7)	111.0

Gross profit	121.9	8.3	62.1	—	192.3
Selling, general and administrative expenses	103.2	8.1	47.2	—	158.5
Restructuring costs and other, net	0.8	0.4	(0.7)	—	0.5

Operating income (loss)	17.9	(0.2)	15.6	—	33.3

Other expenses (income):
Intercompany interest, net	(1.1)	(0.5)	1.6	—	—
Interest expense	24.1	—	—	—	24.1
Interest income	—	—	(0.2)	—	(0.2)
Amortization of debt issuance costs	1.4	—	—	—	1.4
Gain on repurchases of debt	(7.0)	—	—	—	(7.0)
Foreign currency losses (gains), net	0.6	(0.1)	1.9	—	2.4
Miscellaneous, net	(21.2)	11.4	10.0	—	0.2

Other expenses, net	(3.2)	10.8	13.3	—	20.9

Income (loss) from continuing operations before income taxes	21.1	(11.0)	2.3	—	12.4
(Benefit from) provision for income taxes	(21.5)	22.0	(2.6)	—	(2.1)

Income (loss) from continuing operations	42.6	(33.0)	4.9	—	14.5
Equity in (loss) income of subsidiaries	(28.1)	5.4	—	22.7	—

Net income (loss)	$14.5	$(27.6)	$4.9	$22.7	$14.5

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Consolidating Condensed Statement of Cash Flow
For the Three Months Ended March 31, 2010

	Products	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$24.5	$(0.7)	$7.0	$—	$30.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2.9)	—	(0.4)	—	(3.3)
Proceeds from the sale of certain assets	—	—	0.1	—	0.1

Net cash used in investing activities	(2.9)	—	(0.3)	—	(3.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(13.8)	0.6	0.2	—	(13.0)
Borrowings under the 2010 Revolving Credit Facility, net	10.5	—	—	—	10.5
Repayments under the 2006 Term Loan Facility	(815.0)	—	—	—	(815.0)
Borrowings under the 2010 Term Loan Facility	786.0	—	—	—	786.0
Payment of financing costs	(15.0)	—	—	—	(15.0)

Net cash (used in) provided by financing activities	(47.3)	0.6	0.2	—	(46.5)

Effect of exchange rate changes on cash and cash equivalents	—	—	0.2	—	0.2

Net (decrease) increase in cash and cash equivalents	(25.7)	(0.1)	7.1	—	(18.7)
Cash and cash equivalents at beginning of period	27.4	0.3	26.8	—	54.5

Cash and cash equivalents at end of period	$1.7	$0.2	$33.9	$—	$35.8

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Consolidating Condensed Statement of Cash Flow
For the Three Months Ended March 31, 2009

	Products	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$19.9	$2.8	$(5.4)	$—	$17.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1.6)	—	(0.5)	—	(2.1)
Proceeds from the sale of certain assets including a non-core trademark	—	—	2.3	—	2.3

Net cash (used in) provided by investing activities	(1.6)	—	1.8	—	0.2

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(4.7)	—	0.7	—	(4.0)
Borrowings under the 2006 Revolving Credit Facility, net	4.0	—	—	—	4.0
Repayment of long-term debt	(35.2)	—	(0.1)	—	(35.3)

Net cash (used in) provided by financing activities	(35.9)	—	0.6	—	(35.3)

Net cash used in discontinued operations	(0.1)	—	—	—	(0.1)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1.4)	—	(1.4)

Net (decrease) increase in cash and cash equivalents	(17.7)	2.8	(4.4)	—	(19.3)
Cash and cash equivalents at beginning of period	18.7	0.9	33.2	—	52.8

Cash and cash equivalents at end of period	$1.0	$3.7	$28.8	$—	$33.5

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

Revlon Consumer Products Corporation (“Products Corporation” and together with its subsidiaries, the “Company”) is a wholly-owned operating subsidiary of Revlon, Inc., which is a direct and indirect majority-owned subsidiary of MacAndrews & Forbes Holdings Inc. (“MacAndrews & Forbes Holdings” and together with certain of its affiliates other than Revlon, Inc. and the Company, “MacAndrews & Forbes”), a corporation wholly-owned by Ronald O. Perelman.

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

Effective for periods beginning January 1, 2010, the Company is reporting Canada separately (previously Canada was included in the Europe region) and is reporting South Africa as part of the Europe, Middle East and Africa region (previously South Africa was included in the Asia Pacific region). As a result, prior year amounts have been reclassified to conform to this presentation.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

Overview of the Company’s Business Strategy

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

Overview of Net Sales and Earnings Results

Consolidated net sales in the first quarter of 2010 were $305.5 million, an increase of $2.2 million, or 0.7%, compared to $303.3 million in the first quarter of 2009. Excluding the favorable impact of foreign currency fluctuations of $9.0 million, consolidated net sales decreased by 2.2% in the first quarter of 2010. Excluding the favorable impact of foreign currency fluctuations, lower net sales in the U.S. and the Company’s Europe, Middle East and Africa, Asia Pacific and Canada regions were partially offset by higher net sales in the Latin America region.

Consolidated net income for the first quarter of 2010 was $4.2 million, compared to $14.5 million in the first quarter of 2009. The decline in consolidated net income in the first quarter of 2010, compared to the first quarter of 2009, was primarily due to:

•	a $9.7 million loss on the early extinguishment of debt in the first quarter of 2010, as compared to the $7.0 million gain related to the early extinguishment of debt in the first quarter of 2009;

•	a $7.1 million increase in the provision for income taxes; and

•	$1.4 million of higher foreign currency losses;

with the foregoing partially offset by:

•	$8.8 million of lower SG&A expenses; and

•	$4.5 million of higher gross profit primarily due to a $2.3 million improvement in cost of sales and favorable foreign currency fluctuations.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

Overview of Financing Activities

Refinancing of the 2006 Term Loan and Revolving Credit Facilities: In March 2010, Products Corporation consummated a credit agreement refinancing (the “2010 Refinancing”) consisting of the following transactions:

The 2010 Refinancing included refinancing Products Corporation’s term loan facility, which was scheduled to mature on January 15, 2012 and had $815.0 million aggregate principal amount outstanding at December 31, 2009 (the “2006 Term Loan Facility”), with a 5-year, $800.0 million term loan facility due March 11, 2015 (the “2010 Term Loan Facility”) under a second amended and restated term loan agreement dated March 11, 2010 (the “2010 Term Loan Agreement”), among Products Corporation, as borrower, the lenders party thereto, Citigroup Global Markets Inc. (“CGMI”), J.P. Morgan Securities Inc. (“JPM Securities”), Banc of America Securities LLC (“BAS”) and Credit Suisse Securities (USA) LLC (“Credit Suisse”), as joint lead arrangers, CGMI, JPM Securities, BAS, Credit Suisse and Natixis, New York Branch (“Natixis”), as joint bookrunners, JPMorgan Chase Bank, N.A. and Bank of America, N.A. as co-syndication agents, Credit Suisse and Natixis as co-documentation agents, and Citicorp USA, Inc. (“CUSA”), as administrative agent and collateral agent.

The 2010 Refinancing also included refinancing Products Corporation’s 2006 revolving credit facility, which was scheduled to mature on January 15, 2012 and had nil outstanding borrowings at December 31, 2009, with a 4-year, $140.0 million asset-based, multi-currency revolving credit facility due March 11, 2014 (the “2010 Revolving Credit Facility” and, together with the 2010 Term Loan Facility, the “2010 Credit Facilities”) under a second amended and restated revolving credit agreement dated March 11, 2010 (the “2010 Revolving Credit Agreement” and, together with the 2010 Term Loan Agreement, the “2010 Credit Agreements”), among Products Corporation, as borrower, the lenders party thereto, CGMI and Wells Fargo Capital Finance, LLC (“WFS”), as joint lead arrangers, CGMI, WFS, BAS, JPM Securities and Credit Suisse, as joint bookrunners, and CUSA, as administrative agent and collateral agent.

Products Corporation used the approximately $786 million of proceeds from the 2010 Term Loan Facility, which was drawn in full on the March 11, 2010 closing date and issued to lenders at 98.25% of par, plus approximately $31 million of available cash and approximately $20 million then drawn on the 2010 Revolving Credit Facility to refinance in full the $815.0 million of outstanding indebtedness under the 2006 Term Loan Facility and to pay approximately $7 million of accrued interest and approximately $15 million of fees and expenses incurred in connection with consummating the 2010 Refinancing, of which approximately $9 million was capitalized.

Results of Operations

In the tables, all amounts are in millions and numbers in parentheses ( ) denote unfavorable variances.

Net sales:

Consolidated net sales in the first quarter of 2010 were $305.5 million, an increase of $2.2 million, or 0.7%, compared to $303.3 million in the first quarter of 2009. Excluding the favorable impact of foreign currency fluctuations of $9.0 million, consolidated net sales decreased by 2.2% in the first quarter of 2010. The decline in consolidated net sales, excluding the favorable impact of foreign currency fluctuations, was primarily driven by lower net sales of Almay color cosmetics and Revlon beauty tools, due to the cycling of the 2009 launches of Almay Pure Blends and Revlon Pedi-Expert, respectively, partially offset by higher

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

net sales of Revlon ColorSilk hair color and Revlon color cosmetics. Net sales of Revlon color cosmetics increased primarily due to lower promotional allowances and the benefit of new product launches in the U.S. in the first quarter of 2010 as compared with the first quarter of 2009. Net sales in the first quarter of 2009 benefited from higher pipeline shipments of second half 2009 new color cosmetics products in the U.S.

	Three Months Ended
	March 31,		Change		XFX Change(a)
	2010	2009	$	%	$	%

United States	$182.1	$191.0	$(8.9)	(4.7)%	$(8.9)	(4.7)%
Asia Pacific	45.9	41.6	4.3	10.3	(1.2)	(2.9)
Europe, Middle East and Africa	42.9	38.3	4.6	12.0	(1.8)	(4.7)
Latin America	20.0	19.5	0.5	2.6	5.8	29.7
Canada	14.6	12.9	1.7	13.2	(0.7)	(5.4)

Total Net Sales	$305.5	$303.3	$2.2	0.7%	$(6.8)	(2.2)%

(a)	XFX excludes the impact of foreign currency fluctuations.

United States

In the U.S., net sales in the first quarter of 2010 were $182.1 million, a decrease of $8.9 million, or 4.7%, compared to $191.0 million in the first quarter of 2009, primarily driven by lower net sales of Almay color cosmetics and Revlon beauty tools, due to the cycling of the 2009 launches of Almay Pure Blends and Revlon Pedi-Expert, respectively, partially offset by higher net sales of Revlon color cosmetics and Revlon ColorSilk hair color. Net sales of Revlon color cosmetics increased primarily due to lower promotional allowances and the benefit of new product launches in the first quarter of 2010 as compared with the first quarter of 2009. Net sales in the first quarter of 2009 benefited from higher pipeline shipments of second half 2009 new color cosmetics products.

Asia Pacific

In Asia Pacific, net sales in the first quarter of 2010 increased 10.3% to $45.9 million, compared to $41.6 million in the first quarter of 2009. Excluding the favorable impact of foreign currency fluctuations, net sales decreased $1.2 million, or 2.9%, primarily driven by lower net sales of Revlon color cosmetics. From a country perspective, lower net sales in Australia and Japan (which together contributed approximately 7.0 percentage points to the decrease in the region’s net sales in the first quarter of 2010, as compared with the first quarter of 2009) were partially offset by higher net sales in China (which offset by approximately 3.0 percentage points the region’s net sales in the first quarter of 2010, as compared with the first quarter of 2009).

Europe, Middle East and Africa

In Europe, the Middle East and Africa, net sales in the first quarter of 2010 increased 12.0% to $42.9 million, compared to $38.3 million in the first quarter of 2009. Excluding the favorable impact of foreign currency fluctuations, net sales decreased $1.8 million, or 4.7%, primarily driven by lower net sales of Revlon color cosmetics and Revlon skincare. From a country perspective, net sales were lower in the U.K. and certain distributor markets (which together contributed approximately 4.3 percentage points to the decrease in the region’s net sales in the first quarter of 2010, as compared with the first quarter of 2009).

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

Latin America

In Latin America, net sales in the first quarter of 2010 increased 2.6% to $20.0 million, compared to $19.5 million in the first quarter of 2009. Excluding the unfavorable impact of foreign currency fluctuations (including the unfavorable impact of the January 2010 devaluation of Venezuela’s local currency relative to the U.S. dollar), net sales increased $5.8 million, or 29.7%, primarily driven by higher net sales of Revlon ColorSilk hair color, Revlon color cosmetics and other beauty care products throughout the Latin America region. Higher selling prices in Venezuela, given market conditions and inflation, accounted for approximately half of the $5.8 million increase in net sales in the region.

Canada

In Canada, net sales in the first quarter of 2010 increased 13.2% to $14.6 million, compared to $12.9 million in the first quarter of 2009. Excluding the favorable impact of foreign currency fluctuations, net sales decreased $0.7 million, or 5.4%, primarily due to lower net sales of Revlon beauty tools.

Gross profit:

	Three Months Ended
	March 31,
	2010	2009	Change

Gross profit	$196.8	$192.3	$4.5
Percentage of net sales	64.4%	63.4%	1.0%

The 1.0 percentage point increase in gross profit as a percentage of net sales for the first quarter of 2010, compared to the first quarter of 2009, was primarily due to:

•	lower allowances on color cosmetics, which increased gross profit as a percentage of net sales by 1.4 percentage points;

•	favorable foreign currency fluctuations which resulted in lower cost of goods in most international markets on goods purchased from the Company’s facility in Oxford, North Carolina, which increased gross profit as a percentage of net sales by 1.0 percentage points;

•	decreased inventory obsolescence charges, which increased gross profit as a percentage of net sales by 0.6 percentage points; and

•	favorable manufacturing efficiencies, primarily as a result of lower labor and material costs, partially offset by unfavorable overhead absorption, which combined increased gross profit as a percentage of net sales by 0.5 percentage points;

with the foregoing partially offset by:

•	unfavorable changes in sales mix, which reduced gross profit as a percentage of net sales by 1.2 percentage points; and

•	the unfavorable impact of cost of goods as a result of the devaluation of Venezuela’s local currency relative to the U.S. dollar as inventory is carried at historical dollar cost resulting in higher inventory value based on the exchange rate prior to such devaluation, which reduced gross profit as a percentage of net sales by 0.7 percentage points.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

SG&A expenses:

	Three Months Ended
	March 31,
	2010	2009	Change

SG&A expenses	$149.7	$158.5	$8.8

The $8.8 million decrease in SG&A expenses for the first quarter of 2010, as compared to the first quarter of 2009, was driven primarily by:

•	$8.4 million of lower advertising expenses primarily as a result of achieving lower advertising rates; and

•	$4.9 million of lower compensation expenses as a result of the May 2009 Program;

with the foregoing partially offset by:

•	unfavorable foreign currency fluctuations of $2.8 million.

Consistent with the Company’s business strategy to build our strong brands, the Company currently intends to support its brands with increased advertising spending (as defined in Note 1, “Summary of Significant Accounting Policies — Advertising,” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 25, 2010 (the “2009 Form 10-K”)) in the second quarter of 2010, as compared to the second quarter of 2009.

Restructuring costs and other, net:

	Three Months Ended
	March 31,
	2010	2009	Change

Restructuring costs and other, net	$—	$0.5	$0.5

In May 2009 the Company announced a worldwide restructuring (the “May 2009 Program”), which involved consolidating certain functions; reducing layers of management, where appropriate, to increase accountability and effectiveness; streamlining support functions to reflect the new organizational structure; and further consolidating the Company’s office facilities in New Jersey.

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

During the first quarter of 2009, the Company recorded net charges of $0.5 million to restructuring costs and other, net, of which $1.2 million related to charges for employee severance and other employee-related termination costs in the U.K., Mexico and Argentina (together with the May 2009 Program, the “2009 Programs”) and $0.9 million related to the Company’s 2008 restructuring programs (the “2008 Programs”). These restructuring charges were partially offset by income in the first quarter of 2009 of $1.6 million related to the sale of a facility in Argentina.

For a further discussion of the Company’s 2008 Programs, see Note 3, “Restructuring Costs and Other, Net,” to the Consolidated Financial Statements in the Company’s 2009 Form 10-K.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

Interest expense:

	Three Months Ended
	March 31,
	2010	2009	Change

Interest expense	$22.9	$24.1	$1.2

The decrease in interest expense was due to lower debt levels during the first quarter of 2010, as compared to the first quarter of 2009. Interest expense throughout the remainder of 2010 will be impacted by higher weighted average borrowing rates as a result of the 2010 Refinancing.

Loss (gain) on early extinguishment of debt, net:

	Three Months Ended
	March 31,
	2010	2009	Change

Loss (gain) on early extinguishment of debt, net	$9.7	$(7.0)	$(16.7)

As a result of the 2010 Refinancing, the Company recognized a loss on the extinguishment of debt of $9.7 million during the first quarter of 2010, primarily due to $5.9 million of fees and expenses which were expensed as incurred in connection with the 2010 Refinancing, as well as the write-off of $3.8 million of unamortized deferred financing fees in connection with such refinancing.

In March 2009, Products Corporation used $16.5 million of cash to repurchase an aggregate principal amount of $23.9 million of its 9 1/2% Senior Notes (prior to their complete refinancing in November 2009 with the 9 3/4% Senior Secured Notes), and paid an additional $1.2 million of accrued and unpaid interest and fees through the respective dates of the repurchases. As a result of these repurchases, the Company recorded a gain of $7.0 million during the first quarter of 2009, which was net of the write-off of the ratable portion of unamortized debt discount and deferred financing fees.

Foreign currency losses:

	Three Months Ended
	March 31,
	2010	2009	Change

Foreign currency losses	$3.8	$2.4	$(1.4)

The increase in foreign currency losses during the first quarter of 2010, as compared to the first quarter of 2009, was primarily driven by:

•	a $2.8 million one-time foreign currency loss related to the required re-measurement of the balance sheet of the Company’s subsidiary in Venezuela (“Revlon Venezuela”) during the first quarter of 2010 to reflect the impact of the devaluation of Venezuela’s local currency relative to the U.S. dollar, as Venezuela has been designated as a highly inflationary economy effective January 1, 2010 (See “Financial Condition, Liquidity and Capital Resources — Impact of Foreign Currency Translation — Venezuela” in this Form 10-Q); and

•	foreign currency losses related to the Company’s outstanding foreign currency forward exchange contracts (“FX Contracts”) for the first quarter of 2010, as compared to foreign currency gains related to the Company’s FX Contracts for the first quarter of 2009;

with the foregoing partially offset by:

•	the favorable impact of the revaluation of certain U.S. dollar-denominated intercompany payables from the Company’s foreign subsidiaries during the first quarter of 2010.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

Provision for (benefit from) income taxes:

	Three Months Ended
	March 31,
	2010	2009	Change

Provision for (benefit from) income taxes	$5.0	$(2.1)	$(7.1)

The increase in the tax provision for the first quarter of 2010, as compared to the first quarter of 2009, was primarily attributable to the favorable resolution of tax matters in certain foreign jurisdictions in the first quarter of 2009 and higher taxable income for taxable subsidiaries in certain foreign jurisdictions in the first quarter of 2010.

Financial Condition, Liquidity and Capital Resources

At March 31, 2010, the Company had a liquidity position (excluding cash in compensating balance accounts), of $120.6 million, consisting of cash and cash equivalents (net of any outstanding checks) of $33.4 million, as well as $87.2 million in available borrowings under the 2010 Revolving Credit Facility.

Cash Flows

At March 31, 2010, the Company had cash and cash equivalents of $35.8 million, compared with $33.5 million at March 31, 2009. The following table summarizes the Company’s cash flows from operating, investing and financing activities for March 31, 2010 and March 31, 2009, respectively:

	Three Months Ended
	March 31,
	2010	2009

Net cash provided by operating activities	$30.8	$17.3
Net cash (used in) provided by investing activities	(3.2)	0.2
Net cash used in financing activities	(46.5)	(35.3)

Operating Activities

Net cash provided by operating activities in the first quarter of 2010 was $30.8 million, as compared to $17.3 million in the first quarter of 2009. This improvement in cash provided by operating activities in the first quarter of 2010, compared to the first quarter of 2009, was primarily driven by improved operating income, lower incentive compensation payments and lower interest payments, partially offset by restructuring payments made in the first quarter of 2010.

Investing Activities

Net cash (used in) provided by investing activities was $(3.2) million and $0.2 million for the first quarters of 2010 and 2009, respectively. Net cash used in investing activities for the first quarter of 2010 included $3.3 million of cash used for capital expenditures. Net cash provided by investing activities for the first quarter of 2009 included $2.3 million in net proceeds from the sale of certain assets, offset by cash used for capital expenditures of $2.1 million.

Financing Activities

Net cash used in financing activities was $46.5 million and $35.3 million for the first quarters of 2010 and 2009, respectively. Net cash used in financing activities for the first quarter of 2010 included the March 2010 refinancing of the $815.0 million remaining aggregate principal amount of Products Corporation’s 2006 Term Loan Facility, partially offset by Products Corporation’s issuance of the $800.0 million aggregate

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

principal amount of the 2010 Term Loan Facility, or $786.0 million net of discounts, and net borrowings of $10.5 million under the 2010 Revolving Credit Facility. Net cash used in financing activities for the first quarter of 2010 also included payment of financing costs of $15.0 million, which is comprised of (i) the payment of $13.4 million of the $15.1 million of fees incurred in connection with the 2010 Refinancing and (ii) the payment of $1.6 million of the $25.0 million of fees incurred in connection with the refinancing of Product Corporation’s 9 1/2% Senior Notes in November 2009 with the 9 3/4% Senior Secured Notes due November 2015.

Net cash used in financing activities for the first quarter of 2009 included debt reduction payments of $35.3 million, which was comprised of the repayment of $18.7 million in principal amount of Products Corporation’s former 2006 Term Loan Facility (prior to its complete refinancing in March 2010 with the 2010 Term Loan Facility) and repurchases of $23.9 million in aggregate principal amount of Products Corporation’s 9 1/2% Senior Notes (prior to their complete refinancing in November 2009 with the 9 3/4% Senior Secured Notes) at a purchase price of $16.5 million.

Long-Term Debt Instruments

For further detail regarding Products Corporation’s long-term debt instruments, see Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2009 Form 10-K.

2010 Bank Credit Agreements

In March 2010, Products Corporation consummated the 2010 Refinancing, which included refinancing its 2006 Term Loan Facility with the 2010 Term Loan Facility and Products Corporation’s 2006 Revolving Credit Facility with the 2010 Revolving Credit Facility.

2010 Revolving Credit Facility

Availability under the 2010 Revolving Credit Facility varies based on a borrowing base that is determined by the value of eligible accounts receivable and eligible inventory in the U.S. and the U.K. and eligible real property and equipment in the U.S. from time to time.

In each case subject to borrowing base availability, the 2010 Revolving Credit Facility is available to:

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

If the value of the eligible assets is not sufficient to support the $140.0 million borrowing base under the 2010 Revolving Credit Facility, Products Corporation will not have full access to the 2010 Revolving Credit Facility. Products Corporation’s ability to make borrowings under the 2010 Revolving Credit Facility is also conditioned upon the satisfaction of certain conditions precedent and Products Corporation’s compliance with other covenants in the 2010 Revolving Credit Agreement.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

Borrowings under the 2010 Revolving Credit Facility bear interest at a rate equal to, at Products Corporation’s option, either (i) the Eurodollar Rate plus 3.00% per annum or (ii) the Alternate Base Rate plus 2.00% per annum.

Prior to the termination date of the 2010 Revolving Credit Facility, revolving loans are required to be prepaid (without any permanent reduction in commitment) with:

(i) the net cash proceeds from sales of Revolving Credit First Lien Collateral (as defined below) by Products Corporation or any of its subsidiary guarantors (other than dispositions in the ordinary course of business and certain other exceptions); and

(ii) the net proceeds from the issuance by Products Corporation or any of its subsidiaries of certain additional debt, to the extent there remains any such proceeds after satisfying Products Corporation’s repayment obligations under the 2010 Term Loan Facility.

Products Corporation pays to the lenders under the 2010 Revolving Credit Facility a commitment fee of 0.75% of the average daily unused portion of the 2010 Revolving Credit Facility, which fee is payable quarterly in arrears. Under the 2010 Revolving Credit Facility, Products Corporation also pays:

(i) to foreign lenders a fronting fee of 0.25% per annum on the aggregate principal amount of specified Local Loans (as defined in the 2010 Revolving Credit Agreement) (which fee is retained by foreign lenders out of the portion of the Applicable Margin payable to such foreign lender);

(ii) to foreign lenders an administrative fee of 0.25% per annum on the aggregate principal amount of specified Local Loans;

(iii) to the multi-currency lenders a letter of credit commission equal to the product of (a) the Applicable Margin (as defined in the 2010 Revolving Credit Agreement) for revolving credit loans that are Eurodollar Rate (as defined in the 2010 Revolving Credit Agreement) loans (adjusted for the term that the letter of credit is outstanding) and (b) the aggregate undrawn face amount of letters of credit; and

(iv) to the issuing lender, a letter of credit fronting fee of 0.25% per annum of the aggregate undrawn face amount of letters of credit, which fee is a portion of the Applicable Margin.

Under certain circumstances, Products Corporation will have the right to request that the 2010 Revolving Credit Facility be increased by up to $60.0 million, provided that the lenders are not committed to provide any such increase.

Under certain circumstances if and when the difference between (i) the borrowing base under the 2010 Revolving Credit Facility and (ii) the amounts outstanding under the 2010 Revolving Credit Facility is less than $20.0 million for a period of two consecutive days or more, and until such difference is equal to or greater than $20.0 million for a period of 30 consecutive business days, the 2010 Revolving Credit Facility requires Products Corporation to maintain a consolidated fixed charge coverage ratio (the ratio of EBITDA minus Capital Expenditures to Cash Interest Expense for such period, as each such term is defined in the 2010 Revolving Credit Facility) of 1.0 to 1.0.

The 2010 Revolving Credit Facility matures on March 11, 2014.

2010 Term Loan Facility

Under the 2010 Term Loan Facility, Eurodollar Loans (as defined in the 2010 Term Loan Agreement) bear interest at the Eurodollar Rate (as defined in the 2010 Term Loan Agreement) plus 4.00% per annum (provided that in no event shall the Eurodollar Rate be less than 2.00% per annum) and Alternate Base

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

Rate (as defined in the 2010 Term Loan Agreement) loans bear interest at the Alternate Base Rate plus 3.00% per annum (provided that in no event shall the Alternate Base Rate be less than 3.00% per annum).

Prior to the termination date of the 2010 Term Loan Facility, on June 30, September 30, December 31 and March 31 of each year (commencing June 30, 2010), Products Corporation is required to repay $2.0 million of the principal amount of the term loans outstanding under the 2010 Term Loan Facility on each respective date. In addition, the term loans under the 2010 Term Loan Facility are required to be prepaid with:

(i) the net cash proceeds in excess of $10.0 million for each 12-month period ending on March 31 received during such period from sales of Term Loan First Lien Collateral (as defined below) by Products Corporation or any of its subsidiary guarantors (subject to a reinvestment right for 365 days and carryover of unused annual basket amounts up to a maximum of $25.0 million and subject to certain specified dispositions of up to an additional $25.0 million in the aggregate);

(ii) the net proceeds from the issuance by Products Corporation or any of its subsidiaries of certain additional debt; and

(iii) 50% of Products Corporation’s “excess cash flow” (as defined under the 2010 Term Loan Agreement), commencing with excess cash flow for the 2011 fiscal year payable in the first quarter of 2012.

Any such prepayments are applied to reduce Products Corporation’s future regularly scheduled term loan amortization payments to be applied in the direct order of maturity to the remaining installments thereof or as otherwise directed by Products Corporation.

The 2010 Term Loan Facility contains a financial covenant limiting Products Corporation’s first lien senior secured leverage ratio (the ratio of Products Corporation’s Senior Secured Debt that has a lien on the collateral which secures the 2010 Term Loan Facility that is not junior or subordinated to the liens securing the 2010 Term Loan Facility (excluding debt outstanding under the 2010 Revolving Credit Facility) to EBITDA, as each such term is defined in the 2010 Term Loan Facility), to 4.0 to 1.0 for each period of four consecutive fiscal quarters ending during the period from March 31, 2010 to the March 2015 maturity date of the 2010 Term Loan Facility.

Under certain circumstances, Products Corporation will have the right to request the 2010 Term Loan Facility to be increased by up to $300.0 million, provided that the lenders are not committed to provide any such increase.

The 2010 Term Loan Facility matures on March 11, 2015.

Provisions Applicable to the 2010 Revolving Credit Facility and the 2010 Term Loan Facility

The 2010 Credit Facilities are supported by, among other things, guarantees from Revlon, Inc. and, subject to certain limited exceptions, Products Corporation’s domestic subsidiaries. The obligations of Products Corporation under the 2010 Credit Facilities and the obligations under such guarantees are secured by, subject to certain limited exceptions, substantially all of the assets of Products Corporation and the guarantors. (See Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in this Form 10-Q).

Each of the 2010 Credit Facilities contains various restrictive covenants prohibiting Products Corporation and its subsidiaries from:

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

(c) subject to certain limitations, to pay dividends or make other payments to finance the purchase, redemption or other retirement for value by Revlon, Inc. of stock or other equity interests or equivalents in Revlon, Inc. held by any current or former director, employee or consultant in his or her capacity as such; and

(d) subject to certain limitations, to make other restricted payments to affiliates of Products Corporation in amounts up to $5.0 million per year ($10.0 million in 2010), other restricted payments in an aggregate amount not to exceed $20.0 million and other restricted payments based upon certain financial tests.

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

(vi) making investments, subject to certain exceptions; and

(vii) entering into transactions with affiliates of Products Corporation involving aggregate payments or consideration in excess of $10.0 million other than upon terms that are not materially less favorable when taken as a whole to Products Corporation or its subsidiaries as terms that would be obtainable at the time for a comparable transaction or series of similar transactions in arm’s length dealings with an unrelated third person and where such payments or consideration exceed $20.0 million, unless such transaction has been approved by all of the independent directors of Products Corporation, subject to certain exceptions.

The events of default under each of the 2010 Credit Facilities include customary events of default for such types of agreements, including, among others:

(i) nonpayment of any principal, interest or other fees when due, subject in the case of interest and fees to a grace period;

(ii) non-compliance with the covenants in such 2010 Credit Facilities or the ancillary security documents, subject in certain instances to grace periods;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

(iii) the institution of any bankruptcy, insolvency or similar proceedings by or against Products Corporation, any of Products Corporation’s subsidiaries or Revlon, Inc., subject in certain instances to grace periods;

(iv) default by Revlon, Inc. or any of its subsidiaries (A) in the payment of certain indebtedness when due (whether at maturity or by acceleration) in excess of $25.0 million in aggregate principal amount or (B) in the observance or performance of any other agreement or condition relating to such debt, provided that the amount of debt involved is in excess of $25.0 million in aggregate principal amount, or the occurrence of any other event, the effect of which default referred to in this subclause (iv) is to cause or permit the holders of such debt to cause the acceleration of payment of such debt;

(v) in the case of the 2010 Term Loan Facility, a cross default under the 2010 Revolving Credit Facility, and in the case of the 2010 Revolving Credit Facility, a cross default under the 2010 Term Loan Facility;

(vi) the failure by Products Corporation, certain of Products Corporation’s subsidiaries or Revlon, Inc. to pay certain material judgments;

(vii) a change of control such that (A) Revlon, Inc. shall cease to be the beneficial and record owner of 100% of Products Corporation’s capital stock, (B) Ronald O. Perelman (or his estate, heirs, executors, administrator or other personal representative) and his or their controlled affiliates shall cease to “control” Products Corporation, and any other person or group of persons owns, directly or indirectly, more than 35% of the total voting power of Products Corporation, (C) any person or group of persons other than Ronald O. Perelman (or his estate, heirs, executors, administrator or other personal representative) and his or their controlled affiliates shall “control” Products Corporation or (D) during any period of two consecutive years, the directors serving on Products Corporation’s Board of Directors at the beginning of such period (or other directors nominated by at least a majority of such continuing directors) shall cease to be a majority of the directors;

(viii) Revlon, Inc. shall have any meaningful assets or indebtedness or shall conduct any meaningful business other than its ownership of Products Corporation and such activities as are customary for a publicly traded holding company which is not itself an operating company, in each case subject to limited exceptions; and

(ix) the failure of certain of Products Corporation’s affiliates which hold Products Corporation’s or its subsidiaries’ indebtedness to be party to a valid and enforceable agreement prohibiting such affiliate from demanding or retaining payments in respect of such indebtedness, subject to certain exceptions, including exceptions as to Products Corporation’s Senior Subordinated Term Loan.

If Products Corporation is in default under the senior secured leverage ratio under the 2010 Term Loan Facility or the consolidated fixed charge coverage ratio under the 2010 Revolving Credit Facility, Products Corporation may cure such default by issuing certain equity securities to, or receiving capital contributions from, Revlon, Inc. and applying such cash which is deemed to increase EBITDA for the purpose of calculating the applicable ratio. This cure right may be exercised by Products Corporation two times in any four-quarter period.

Products Corporation was in compliance with all applicable covenants under the 2010 Credit Agreements upon closing the 2010 Refinancing and as of March 31, 2010. At March 31, 2010, the aggregate principal amount outstanding under the 2010 Term Loan Facility was $800.0 million and availability under the $140.0 million 2010 Revolving Credit Facility, based upon the calculated borrowing base less

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

$21.8 million of outstanding undrawn letters of credit and $10.5 million then drawn on the 2010 Revolving Credit Facility, was $87.2 million.

2006 Bank Credit Agreements

Prior to the 2010 Refinancing, under the 2006 Term Loan Facility, Products Corporation, (i) in January 2009 made a required quarterly amortization payment of $2.1 million and (ii) in February 2009 repaid $16.6 million in principal amount, satisfying the requirement under the 2006 Term Loan Agreement to repay term loan indebtedness with 50% of its 2008 “excess cash flow” (as defined under such agreement).

9 3/4% Senior Secured Notes due 2015

For detail regarding the 9 3/4% Senior Secured Notes, due November 2015, see Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2009 Form 10-K.

Products Corporation was in compliance with all applicable covenants under its 9 3/4% Senior Secured Notes as of March 31, 2010.

Senior Subordinated Term Loan

For detail regarding Products Corporation’s Senior Subordinated Term Loan from MacAndrews & Forbes (the “Senior Subordinated Term Loan”), consisting of (i) the $48.6 million of the $107.0 million aggregate outstanding principal amount of the Senior Subordinated Term Loan that was contributed to Revlon, Inc. by MacAndrews & Forbes (the “Contributed Loan”), which matures on October 8, 2013 and (ii) the $58.4 million principal amount of the Senior Subordinated Term Loan which remains owing from Products Corporation to MacAndrews & Forbes (the “Non-Contributed Loan”), which matures on October 8, 2014. (See Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2009 Form 10-K.)

Interest Rate Swap Transaction

As of March 31, 2010, the Company had one floating-to-fixed interest rate swap transaction, which expired in April 2010, with a notional amount of $150.0 million initially relating to indebtedness under Products Corporation’s former 2006 Term Loan Facility (prior to its complete refinancing in March 2010) and which also related through its expiration in April 2010 to a notional amount of $150.0 million relating to indebtedness under Products Corporation’s 2010 Term Loan Facility (the “2008 Interest Rate Swap”). Under the terms of the 2008 Interest Rate Swap, Products Corporation was required to pay to the counterparty a quarterly fixed interest rate of 2.66% on the $150.0 million notional amount under the 2008 Interest Rate Swap (which, based upon the 4.0% applicable margin, effectively fixed the interest rate on such notional amounts at 6.66% for the 2-year term of such swap), commencing in July 2008, while receiving a variable interest rate payment from the counterparty equal to three-month U.S. dollar LIBOR, which was approximately 0.25% on the latest receipt date, or January 19, 2010.

As of March 31, 2010, the fair value of the 2008 Interest Swap was $(0.9) million. The 2008 Interest Rate Swap was initially designated as a cash flow hedge of the variable interest rate payments on Products Corporation’s former 2006 Term Loan Facility (prior to its complete refinancing in March 2010) under the Derivatives and Hedging Topic of the FASB Accounting Standards Codification (the “Derivatives and Hedging Topic”). However, as a result of the 2010 Refinancing, effective March 11, 2010 (the closing date of the 2010 Refinancing), the 2008 Interest Rate Swap no longer met the criteria specified under the Derivatives and Hedging Topic to allow for the deferral of the effective portion of unrecognized hedging gains or losses in other comprehensive income as the scheduled variable interest payment specified on the

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

date originally documented at the inception of the hedge will not occur. As a result, as of March 11, 2010, the Company reclassified an unrecognized loss of $0.8 million from Accumulated Other Comprehensive Loss into earnings.

Impact of Foreign Currency Translation — Venezuela

Highly-Inflationary Economy:  Effective January 1, 2010, Venezuela has been designated as a highly inflationary economy under U.S. GAAP. As a result, beginning January 1, 2010, the U.S. dollar is the functional currency for the Company’s subsidiary in Venezuela. Through December 31, 2009, prior to Venezuela being designated as highly inflationary, currency translation adjustments of Revlon Venezuela’s balance sheet were reflected in shareholders’ equity as part of Other Comprehensive Income; however subsequent to January 1, 2010, such adjustments are reflected in earnings.

Currency Devaluation:  On January 8, 2010, the Venezuelan government announced the devaluation of its local currency (“Bolivars”) relative to the U.S. dollar. The official exchange rate for non-essential goods has changed from 2.15 to 4.30. The Company uses Venezuela’s official rate to translate the financial statements of Revlon Venezuela. In the first quarter of 2010 the devaluation had the impact of reducing reported net sales and operating income by $5.4 million and $1.9 million, respectively. Additionally, to reflect the impact of the currency devaluation, a one-time foreign currency loss of $2.8 million was recorded in January 2010 as a result of the required re-measurement of Revlon Venezuela’s balance sheet. As Venezuela has been designated as a highly inflationary economy effective January 1, 2010, this foreign currency loss was reflected in earnings in the first quarter of 2010.

Sources and Uses

The Company’s principal sources of funds are expected to be operating revenues, cash on hand and funds available for borrowing under the 2010 Revolving Credit Facility and other permitted lines of credit. The 2010 Credit Agreements, the indenture governing Products Corporation’s 9 3/4% Senior Secured Notes and the Senior Subordinated Term Loan Agreement contain certain provisions that by their terms limit Products Corporation and its subsidiaries’ ability to, among other things, incur additional debt.

The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt service payments and costs, debt repurchases and regularly scheduled pension and post-retirement benefit plan contributions and benefit payments. The Company’s cash contributions to its pension and post-retirement benefit plans in the first quarter of 2010 were $5.8 million. In accordance with the minimum pension contributions required under the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and as amended by the Worker, Retiree and Employer Recovery Act of 2008, the Company expects cash contributions to its pension and post-retirement benefit plans to be approximately $25 million in the aggregate for full year 2010. The Company’s purchases of permanent wall displays and capital expenditures in the first quarter of 2010 were $10.7 million and $3.3 million, respectively. The Company expects purchases of permanent wall displays and capital expenditures in the aggregate for full year 2010 to be approximately $40 million and $20 million, respectively, inclusive of amounts expended in the first quarter of 2010. (See “Restructuring Costs and Other, Net,” above in this Form 10-Q for discussion of the Company’s expected uses of funds in connection with its various restructuring programs.)

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

The Company expects that operating revenues, cash on hand and funds available for borrowing under the 2010 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2010, including cash requirements in connection with the payment of operating expenses, including expenses in connection with the execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs (including, without limitation, the 2008 Programs and the 2009 Programs), severance not otherwise included in the Company’s restructuring programs, debt service payments and costs, debt repurchases and regularly scheduled pension and post-retirement plan contributions and benefit payments.

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

Any such developments, if significant, could reduce the Company’s revenues and could adversely affect Products Corporation’s ability to comply with certain financial covenants under the 2010 Credit Agreements and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending. (See also Item 1A. “Risk Factors” in Revlon, Inc.’s 2009 Form 10-K for further discussion of certain risks associated with the Company’s business and indebtedness.)

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

There can be no assurance that the Company would be able to take any of the actions referred to above because of a variety of commercial or market factors or constraints in Products Corporation’s debt instruments, including, without limitation, market conditions being unfavorable for an equity or debt issuance, additional capital contributions and/or loans not being available from affiliates and/or third parties, or that the transactions may not be permitted under the terms of Products Corporation’s various debt instruments then in effect, such as due to restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable the Company to satisfy its cash requirements or enable Products Corporation to comply with its debt covenants if the actions do not generate a sufficient amount of additional capital. (See also Item 1A. “Risk Factors” in the Company’s 2009 Form 10-K for further discussion of certain risks associated with the Company’s business and indebtedness.)

Products Corporation enters into foreign currency forward exchange contracts and option contracts from time to time to hedge certain net cash flows denominated in currencies other than the local currencies of the Company’s foreign and domestic operations. The foreign currency forward exchange contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. There were foreign currency forward exchange contracts with a notional amount of $37.5 million outstanding at March 31, 2010. The fair value of foreign currency forward exchange contracts outstanding at March 31, 2010 was $(0.9) million.

Disclosures about Contractual Obligations and Commercial Commitments

As of March 31, 2010, there had been no material changes to the Company’s total contractual cash obligations, as set forth in the contractual obligations and commercial commitments table included in the Company’s 2009 Form 10-K, other than those entered into in connection with consummating the 2010 Refinancing.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

The following table reflects the impact of the 2010 Refinancing on the Company’s long-term debt obligations:

	Payments Due by Period
	(dollars in millions)
Contractual Obligations		2010
As of March 31, 2010	Total	Q2-Q4	2011-2012	2013-2014	After 2014
Long-term debt, including current portion(a)	$1,140.5	$6.0	$16.0	$26.5	$1,092.0
Interest on long-term debt(b)	428.9	69.1	160.6	158.2	41.0

(a)	The Company classified $18.5 million of long-term debt as a current liability, which includes the $10.5 million drawn on the 2010 Revolving Credit Facility at March 31, 2010. Although the Company expects to temporarily repay the $10.5 million of borrowings under the 2010 Revolving Credit Facility during 2010, the Company is not contractually obligated to repay such amount until March 11, 2014, which is the maturity date of the 2010 Revolving Credit Facility.

(b)	Consists of interest primarily on the $330.0 million in aggregate principal amount of the 9 3/4% Senior Secured Notes and on the $800.0 million in aggregate principal amount outstanding under the 2010 Term Loan Facility through the respective maturity dates based upon assumptions regarding the amount of debt outstanding under the 2010 Credit Facilities and assumed interest rates.

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

Discussion of Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, see the Company’s 2009 Form 10-K.

REVLON, INC. AND SUBSIDIARIES
(all tabular amounts in millions)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company’s policy is to manage market risk through a combination of fixed and floating rate debt, the use of foreign exchange forward contracts, interest rate swap transactions and option contracts. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in Item 7A of the Company’s 2009 Form 10-K (“Item 7A”) describes significant aspects of the Company’s financial instrument programs that have material market risk as of December 31, 2009. The following table presents the information required by Item 7A as of March 31, 2010:

	Expected maturity date for the Year Ended December 31,							Fair Value
	(dollars in millions, except for rate information)							March 31,
Debt	2010	2011	2012	2013	2014	Thereafter	Total	2010

Short-term variable rate (various currencies)	$2.1						$2.1	$2.1
Average interest rate(a)	8.3%
Long-term fixed rate — third party ($US)						$330.0	330.0	340.7
Average interest rate						9.75%
Long-term fixed rate — affiliates ($US)				$48.6(b )	58.4 (b)		107.0	104.7
Average interest rate				12.75%	12.0%
Long-term variable rate — third party ($US)	16.5	$8.0	$8.0	8.0	8.0	762.0	810.5	803.5
Average interest rate (a)(c)	4.4%	6.0%	6.2%	6.6%	6.7%	7.0%

Total debt	$18.6	$8.0	$8.0	$56.6	$66.4	$1,092.0	$1,249.6	$1,251.0

(a)	Weighted average variable rates are based upon implied forward rates from the U.S. Dollar LIBOR yield curves at March 31, 2010.

(b)	Represents $107.0 million aggregate principal amount outstanding of the Senior Subordinated Term Loan as of March 31, 2010, which Contributed Loan ($48.6 million) matures on October 8, 2013 and bears interest at an annual rate of 12.75% and which Non-Contributed Loan ($58.4 million) loan matures on October 8, 2014 and bears interest at an annual rate of 12%. Interest on the Senior Subordinated Term Loan is payable in arrears in cash on January 8, April 8, July 8, and October 8 of each year.

(c)	Based upon the implied forward rate from the U.S. Dollar LIBOR yield curve at March 31, 2010, this reflects the impact of the 2008 Interest Rate Swap, covering $150.0 million notional amount under the former 2006 Term Loan Facility through the 2010 Refinancing and thereafter under the 2010 Term Loan Facility, which resulted in an effective weighted average interest rate of 7.1% at March 31, 2010. The 2010 Term Loan Facility bears interest at the Eurodollar Rate (as defined in the 2010 Term Loan Agreement) plus 4.00% per annum (provided that in no event shall the Eurodollar Rate be less than 2.00% per annum).

REVLON, INC. AND SUBSIDIARIES
(all tabular amounts in millions)

	Average	Original	Contract
	Contractual	US Dollar	Value	Fair Value
	Rate	Notional	March 31,	March 31,
Forward Contracts	$/FC	Amount	2010	2010

Sell Canadian Dollars /Buy USD	0.9440	$13.8	$13.2	$(0.6)
Sell Australian Dollars/Buy USD	0.8652	8.7	8.3	(0.4)
Sell British Pounds/Buy USD	1.5671	6.4	6.6	0.2
Sell South African Rand/Buy USD	0.1279	4.4	4.2	(0.2)
Buy Australian Dollars/Sell New Zealand Dollars	1.2554	2.9	3.0	0.1
Sell Euros/Buy USD	1.4025	0.2	0.2	—
Sell New Zealand Dollars/Buy USD	0.7032	0.7	0.7	—
Sell Hong Kong Dollars/Buy USD	0.1288	0.4	0.4	—

Total forward contracts		$37.5	$36.6	$(0.9)

	Expected Maturity date for		Fair Value
	the Year Ended December 31,		March 31,
Interest Rate Swap Transaction(a)	2010	Total	2010

Notional Amount	$150.0	$150.0	$(0.9)
Average Pay Rate	2.66%(b)
Average Receive Rate	3-month USD LIBOR(b)

(a)	As of March 31, 2010, the Company had one floating-to-fixed interest rate swap, which expired on April 16, 2010, with a notional amount of $150.0 million initially related to indebtedness under Products Corporation’s former 2006 Term Loan Facility (prior to its complete refinancing in March 2010) and which also related through its expiration in April 2010 to a notional amount of $150.0 million relating to indebtedness under Products Corporation’s 2010 Term Loan Facility. The 2008 Interest Rate Swap was initially designated as a cash flow hedge of the variable interest rate payments on Products Corporation’s former 2006 Term Loan Facility (prior to its complete refinancing in March 2010) under the Derivatives and Hedging Topic. However, as a result of the 2010 Refinancing, effective March 11, 2010 (the closing date of the 2010 Refinancing), the 2008 Interest Rate Swap no longer met the criteria specified under the Derivatives and Hedging Topic to allow for the deferral of the effective portion of unrecognized hedging gains or losses in other comprehensive income since the scheduled variable interest payment specified on the date originally documented at the inception of the hedge will not occur. (See “Financial Condition, Liquidity and Capital Resources — Interest Rate Swap Transaction” in this Form 10-Q.)

(b)	Under the terms of the 2008 Interest Rate Swap, Products Corporation was required to pay to the counterparty a quarterly fixed interest rate of 2.66% on the $150.0 million notional amount (which, based upon the 4.0% applicable margin, effectively fixed the interest rate on such notional amount at 6.66% for the 2-year term of the swap), which commenced in July 2008, while receiving a variable interest rate payment from the counterparty equal to the three-month U.S. dollar LIBOR, which was approximately 0.25% on the latest receipt date, or January 19, 2010.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Item 4T.	Controls and Procedures

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

(b)  Changes in Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company’s actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company’s expectations and estimates (whether qualitative or quantitative) as to:

(i)	the Company’s future financial performance;

(ii)	the effect on sales of decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel; adverse changes in currency exchange rates; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors, changes in consumer purchasing habits, including with respect to shopping channels; retailer inventory management; retailer space reconfigurations or reductions in retailer display space; changes in retailer pricing or promotional strategies; less than anticipated results from the Company’s existing or new products or from its advertising, promotional and/or marketing plans; or if the Company’s expenses, including, without limitation, for pension expense under its benefit plans, advertising, promotional and marketing activities or for sales returns related to any reduction of retail space, product discontinuances or otherwise, exceed the anticipated level of expenses;

(iii)	the Company’s belief that the continued execution of its business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands, further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, any of which, whose intended purpose would be to create value through profitable growth, could result in the Company making investments and/or recognizing charges related to executing against such opportunities;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

(iv)	our expectations regarding our strategic goal to profitably grow our business and as to the business strategies employed to achieve this goal, which are: (a) continuing to build our strong brands by focusing on innovative, high-quality, consumer-preferred brand offering; effective consumer brand communication; appropriate levels of advertising and promotion; and superb execution with our retail partners; (b) continuing to develop our organizational capability through attracting, retaining and rewarding highly capable people and through performance management, development planning, succession planning and training; (c) continuing to drive common global processes which are designed to provide the most efficient allocation of our resources; (d) continuing to focus on increasing our operating profit and cash flow; and (e) continuing to improve our capital structure by focusing on strengthening our balance sheet and reducing debt;

(v)	restructuring activities, restructuring costs and charges, the timing of restructuring payments and the benefits from such activities, including, without limitation, our expectation of annualized savings of approximately $30 million in 2010 and thereafter (inclusive of the approximately $15 million in 2009) from the May 2009 Program;

(vi)	the Company’s expectation that operating revenues, cash on hand and funds available for borrowing under Products Corporation’s 2010 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2010, including the cash requirements referred to in item (viii) below;

(vii)	the Company’s expected principal sources of funds, including operating revenues, cash on hand and funds available for borrowing under Products Corporation’s 2010 Revolving Credit Facility and other permitted lines of credit, as well as the availability of funds from refinancing Products Corporation’s indebtedness, selling assets or operations, capital contributions and/or loans from MacAndrews & Forbes, Revlon, Inc., the Company’s other affiliates and/or third parties and/or the sale of additional debt securities of Products Corporation;

(viii)	the Company’s expected principal uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, payments in connection with the Company’s purchases of permanent wall displays, capital expenditure requirements, restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt service payments and costs, debt repurchases (including, without limitation, that the Company may also, from time to time, seek to retire or purchase its outstanding debt obligations in open market purchases, in privately negotiated transactions or otherwise and may seek to refinance some or all of its indebtedness based upon market conditions) and regularly scheduled pension and post-retirement benefit plan contributions and benefit payments, and its estimates of the amount and timing of its operating expenses, restructuring costs and payments, severance costs and payments, debt service payments (including payments required under Products Corporation’s debt instruments), debt repurchases, cash contributions to the Company’s pension plans and its other post-retirement benefit plans and benefit payments in 2010, purchases of permanent wall displays and capital expenditures;

(ix)	matters concerning the Company’s market-risk sensitive instruments, including the Company’s expectations as to the counterparty’s performance, including that any loss arising from the non-performance by the counterparty would not be material;

(x)	the Company’s plan to efficiently manage its cash and working capital, including, among other things, programs to reduce inventory levels over time; centralized purchasing to secure discounts and efficiencies in procurement; providing discounts to U.S. customers for more timely payment of receivables; prudent management of accounts payable and targeted controls on general and administrative spending;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

(xi)	the Company’s expectations regarding its future pension expense, cash contributions and benefit payments under its benefit plans;

(xii)	the Company’s expectations that interest expense throughout the remainder of 2010 will be impacted by higher weighted average borrowing rates as a result of the 2010 Refinancing;

(xiii)	the Company’s expectations that consistent with the Company’s business strategy to build our strong brands, the Company currently intends to support its brands with increased advertising spending (as defined in the Company’s 2009 Form 10-K) in the second quarter of 2010, as compared to the second quarter of 2009; and

(xiv)	the Company’s expectations to temporarily repay the $10.5 million of borrowings drawn at March 31, 2010 under the 2010 Revolving Credit Facility during 2010.

Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language such as “estimates,” “objectives,” “visions,” “projects,” “forecasts,” “focus,” “drive towards,” “plans,” “targets,” “strategies,” “opportunities,” “assumptions,” “drivers,” “believes,” “intends,” “outlooks,” “initiatives,” “expects,” “scheduled to,” “anticipates,” “seeks,” “may,” “will” or “should” or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategies, targets, long-range plans, models or intentions. Forward-looking statements speak only as of the date they are made, and except for the Company’s ongoing obligations under the U.S. federal securities laws, the Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Investors are advised, however, to consult any additional disclosures the Company made or may make in its 2009 Form 10-K, and in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC in 2010 (which, among other places, can be found on the SEC’s website at http://www.sec.gov). Except as expressly set forth in this Form 10-Q, the information available from time to time on such website shall not be deemed incorporated by reference into this Quarterly Report on Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. (See also Item 1A. “Risk Factors” in the Company’s 2009 Form 10-K for further discussion of risks associated with the Company’s business.) In addition to factors that may be described in the Company’s filings with the SEC, including this filing, the following factors, among others, could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:

(i)	unanticipated circumstances or results affecting the Company’s financial performance, including decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel; changes in consumer preferences, such as reduced consumer demand for the Company’s color cosmetics and other current products, including new product launches; changes in consumer purchasing habits, including with respect to shopping channels; lower than expected retail customer acceptance or consumer acceptance of, or less than anticipated results from, the Company’s existing or new products; higher than expected pension expense and/or cash contributions under its benefit plans and/or benefit payments, advertising, promotional and/or marketing expenses or lower than expected results from the Company’s advertising, promotional and/or marketing plans; higher than expected sales returns or decreased sales of the Company’s existing or new products; actions by the Company’s customers, such as retailer inventory management and greater than anticipated retailer space reconfigurations or reductions in retail space and/or product discontinuances or a greater than expected impact from retailer pricing or promotional strategies; and changes in the competitive environment and actions by the Company’s competitors, including business combinations, technological breakthroughs, new products offerings, increased advertising, promotional and marketing spending and advertising, promotional and/or marketing successes by competitors, including increases in share in the mass retail channel;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

(ii)	in addition to the items discussed in (i) above, the effects of and changes in economic conditions (such as continued volatility in the financial markets, inflation, monetary conditions and foreign currency fluctuations, as well as in trade, monetary, fiscal and tax policies in international markets) and political conditions (such as military actions and terrorist activities);

(iii)	unanticipated costs or difficulties or delays in completing projects associated with the continued execution of the Company’s business strategy or lower than expected revenues or the inability to create value through profitable growth as a result of such strategy, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more brands or product lines, launching of new product lines, including difficulties or delays, or higher than expected expenses, including for sales returns, in launching its new products, acquiring businesses or brands, further refining its approach to retail merchandising, and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company’s manufacturing, sourcing, supply chain or organizational size and structure;

(iv)	difficulties, delays or unanticipated costs in achieving our strategic goal to profitably grow our business and as to the business strategies employed to achieve this goal, such as (a) difficulties, delays or our inability to build our strong brands, such as due to less than effective product development, less than expected acceptance of our new or existing products by consumers and/or retail customers, less than expected acceptance of our advertising, promotional and/or marketing plans by our consumers and/or retail customers, less than expected investment in advertising, promotional and/or marketing activities or greater than expected competitive investment, less than expected acceptance of our brand communication by consumers and/or retail partners, less than expected levels of advertising, promotional and/or marketing activities for our new product launches and/or less than expected levels of execution with our retail partners or higher than expected costs and expenses; (b) difficulties, delays or the inability to develop our organizational capability; (c) difficulties, delays or unanticipated costs in connection with our plans to drive our company to act globally, such as due to higher than anticipated levels of investment required to support and build our brands globally or less than anticipated results from our national and multi-national brands; (d) difficulties, delays or unanticipated costs in connection with our plans to improve our operating profit and cash flow, such as difficulties, delays or the inability to take actions intended to improve results in sales returns, cost of goods sold, general and administrative expenses, working capital management and/or sales growth; and/or (e) difficulties, delays or unanticipated costs in consummating, or our inability to consummate, transaction to improve our capital structure, strengthen our balance sheet and/or reduce debt, including higher than expected costs (including interest rates);

(v)	difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company’s restructuring activities, such as less than anticipated cost reductions or other benefits from the 2009 Programs and/or 2008 Programs and the risk that any of such programs may not satisfy the Company’s objectives;

(vi)	lower than expected operating revenues, cash on hand and/or funds available under the 2010 Revolving Credit Facility and/or other permitted lines of credit or higher than anticipated operating expenses, such as referred to in clause (viii) below;

(vii)	the unavailability of funds under Products Corporation’s 2010 Revolving Credit Facility or other permitted lines of credit, or from refinancing indebtedness, selling assets or operations or from capital contributions and/or loans from MacAndrews & Forbes, Revlon, Inc., the Company’s other affiliates and/or third parties and/or the sale of additional debt securities of Products Corporation;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

(viii)	higher than expected operating expenses, sales returns, working capital expenses, permanent wall display costs, capital expenditures, restructuring costs, severance not otherwise included in the Company’s restructuring programs, debt service payments, debt repurchases, regularly scheduled cash pension plan contributions and/or post-retirement benefit plan contributions and/or benefit payments;

(ix)	interest rate or foreign exchange rate changes affecting the Company and its market-risk sensitive financial instruments and/or difficulties, delays or the inability of the counterparty to perform such transactions;

(x)	difficulties, delays or the inability of the Company to efficiently manage its cash and working capital;

(xi)	lower than expected returns on pension plan assets and/or lower discount rates, which could result in higher than expected cash contributions and/or pension expense;

(xii)	unexpected circumstances impacting the Company’s expectations that interest expense throughout the remainder of 2010 will be impacted by higher weighted average borrowing rates as a result of the 2010 Refinancing;

(xiii)	lower than expected, or other unanticipated changes in, advertising spending (as defined in the Company’s 2009 Form 10-K) to support its brands in the second quarter of 2010, as compared to the second quarter of 2009; and/or

(xiv)	unexpected circumstances or other difficulties, delays or the inability of the Company to temporarily repay the $10.5 million of borrowings drawn at March 31, 2010 under the 2010 Revolving Credit Facility during 2010, which the Company is not contractually obligated to repay until March 11, 2014, which is the maturity date of the 2010 Revolving Credit Facility.

Factors other than those listed above could also cause the Company’s results to differ materially from expected results. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Website Availability of Reports and Other Corporate Governance Information

Revlon, Inc., which owns 100% of Products Corporation’s common stock, maintains a comprehensive corporate governance program, including Corporate Governance Guidelines for Revlon, Inc.’s Board of Directors, Revlon, Inc.’s Board Guidelines for Assessing Director Independence and charters for Revlon, Inc.’s Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee. Revlon, Inc. maintains a corporate investor relations website, www.revloninc.com, where stockholders and other interested persons may review, without charge, among other things, Revlon, Inc.’s corporate governance materials and certain SEC filings (such as Revlon, Inc.’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, annual reports, Section 16 reports reflecting certain changes in the stock ownership of Revlon, Inc.’s directors and Section 16 officers, and certain other documents filed with the SEC), each of which are generally available on the same business day as the filing date with the SEC on the SEC’s website http://www.sec.gov, as well as on Revlon, Inc.’s website http://www.revloninc.com. In addition, under the section of the website entitled, “Corporate Governance,” Revlon, Inc. posts printable copies of the latest versions of its Corporate Governance Guidelines, Board Guidelines for Assessing Director Independence, charters for Revlon, Inc.’s Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee, as well as Revlon, Inc.’s and the Company’s Code of Business Conduct, which includes Revlon, Inc.’s and the Company’s Code of Ethics for Senior Financial Officers, and the Audit Committee Pre-Approval Policy. If the Company changes the Senior Financial Officer Code of Ethics in any material respect or waives any provision of the Code of Business Conduct for its executive officers or Directors, including waivers of the Senior Financial Officer Code of Ethics for any of its Senior Financial Officers, the Company expects to provide the public with notice of any such change or waiver by publishing an appropriate description of such event on its corporate

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

website, www.revloninc.com, or by other appropriate means as required or permitted under applicable rules of the SEC. The Company does not currently expect to make any such waivers. The business and financial materials and any other statement or disclosure on, or made available through, the websites referenced herein shall not be deemed incorporated by reference into this report.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information set forth in this report, when evaluating the Company’s business, investors should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s 2009 Form 10-K.

Item 5.	Exhibits

4.1	Second Amended and Restated Term Loan Agreement dated as of March 11, 2010 (the “2010 Term Loan Agreement”), among Products Corporation as borrower, the lenders party thereto, Citicorp USA, Inc. (“CUSA”) as administrative agent and collateral agent, JPMorgan Chase Bank, N.A. and Bank of America, N.A. as co-syndication agents, Credit Suisse Securities (USA) LLC (“Credit Suisse”) and Natixis, New York Branch (“Natixis”) as co-documentation agents, Citigroup Global Markets Inc. (“CGMI”), J.P. Morgan Securities Inc. (“JPM Securities”), Banc of America Securities LLC (“BAS”) and Credit Suisse as joint lead arrangers, and CGMI, JPM Securities, BAS, Credit Suisse and Natixis as joint bookrunners (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Products Corporation filed with the SEC on March 16, 2010 (the “Products Corporation March 16, 2010 Form 8-K”).
4.2	Second Amended and Restated Revolving Credit Agreement dated as of March 11, 2010 (the “2010 Revolving Credit Agreement” and together with the 2010 Term Loan Agreement, the “2010 Credit Agreements”), among Products Corporation as borrower, certain subsidiaries of Products Corporation from time to time party thereto as local borrowing subsidiaries, the lenders party thereto, CUSA as administrative agent and collateral agent, CGMI and Wells Fargo Capital Finance, LLC (“Wells Fargo”) as joint lead arrangers, and CGMI, Wells Fargo, BAS, JPM Securities and Credit Suisse as joint bookrunners (incorporated by reference to Exhibit 4.2 to the Products Corporation March 16, 2010 Form 8-K).
4.3	Third Amended and Restated Pledge and Security Agreement dated as of March 11, 2010 among Revlon, Inc., Products Corporation and certain domestic subsidiaries of Products Corporation in favor of CUSA, as collateral agent for the secured parties (incorporated by reference to Exhibit 4.3 to the Products Corporation March 16, 2010 Form 8-K).
4.4	Third Amended and Restated Intercreditor and Collateral Agency Agreement, dated as of March 11, 2010, among CUSA, as administrative agent for the lenders under the 2010 Credit Agreements, U.S. Bank National Association, as trustee for certain noteholders, CUSA, as collateral agent for the secured parties, Revlon, Inc., Products Corporation and certain domestic subsidiaries of Products Corporation (incorporated by reference to Exhibit 4.4 to the Products Corporation March 16, 2010 Form 8-K).
4.5	Amended and Restated Guaranty, dated as of March 11, 2010, by and among Revlon, Inc., Products Corporation and certain domestic subsidiaries of Products Corporation, in favor of CUSA, as collateral agent for the secured parties (incorporated by reference to Exhibit 4.5 to the Products Corporation March 16, 2010 Form 8-K).
4.6	Schedule of Borrowers; Denomination Currencies; Currency Sublimits; Maximum Sublimits; and Local Fronting Lenders under the 2010 Revolving Credit Agreement (incorporated by reference to Exhibit 4.6 to the Products Corporation March 16, 2010 Form 8-K).

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

4.7	Form of Revolving Credit Note under the 2010 Revolving Credit Agreement (incorporated by reference to Exhibit 4.7 to the Products Corporation March 16, 2010 Form 8-K).
4.8	Third Amended and Restated Copyright Security Agreement, dated as of March 11, 2010, among Products Corporation and CUSA, as collateral agent for the secured parties (incorporated by reference to Exhibit 4.8 to the Products Corporation March 16, 2010 Form 8-K).
4.9	Third Amended and Restated Copyright Security Agreement, dated as of March 11, 2010, among Almay, Inc. and CUSA, as collateral agent for the secured parties (incorporated by reference to Exhibit 4.9 to the Products Corporation March 16, 2010 Form 8-K).
4.10	Third Amended and Restated Patent Security Agreement, dated as of March 11, 2010, among Products Corporation and CUSA, as collateral agent for the secured parties (incorporated by reference to Exhibit 4.10 to the Products Corporation March 16, 2010 Form 8-K).
4.11	Third Amended and Restated Trademark Security Agreement, dated as of March 11, 2010, among Products Corporation and CUSA, as collateral agent for the secured parties (incorporated by reference to Exhibit 4.11 to the Products Corporation March 16, 2010 Form 8-K).
4.12	Third Amended and Restated Trademark Security Agreement, dated as of March 11, 2010, among Charles Revson Inc. and CUSA, as collateral agent for the secured parties (incorporated by reference to Exhibit 4.12 to the Products Corporation March 16, 2010 Form 8-K).
4.13	Form of Term Loan Note under the 2010 Term Loan Agreement (incorporated by reference to Exhibit 4.13 to the Products Corporation March 16, 2010 Form 8-K).
4.14	Amended and Restated Term Loan Guaranty, dated as of March 11, 2010, by Revlon, Inc., Products Corporation and certain domestic subsidiaries of Products Corporation in favor of CUSA, as collateral agent for the secured parties (incorporated by reference to Exhibit 4.14 to the Products Corporation March 16, 2010 Form 8-K).
*31.1	Certification of Alan T. Ennis, Chief Executive Officer, dated April 29, 2010, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Steven Berns, Chief Financial Officer, dated April 29, 2010, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1 (furnished herewith)	Certification of Alan T. Ennis, Chief Executive Officer, dated April 29, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (furnished herewith)	Certification of Steven Berns, Chief Financial Officer, dated April 29, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 29, 2010

REVLON CONSUMER PRODUCTS CORPORATION
Registrant

By: /s/ Steven Berns	By: /s/ Gina M. Mastantuono

Steven Berns	Gina M. Mastantuono
Executive Vice President and	Senior Vice President,
Chief Financial Officer	Corporate Controller and
Chief Accounting Officer