Form 10-Q
period 2010-06-30
REVLON CONSUMER PRODUCTS CORP
filed 2010-07-29
CIK 890547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”,  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☒

The number of shares outstanding of the registrant’s common stock was 5,260 shares as of June 30, 2010, all of which were held by one affiliate, Revlon, Inc.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	June 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$38.6	$54.5
Trade receivables, less allowance for doubtful accounts of $3.2 and $3.8 as of June 30, 2010 and December 31, 2009, respectively	172.1	181.7
Inventories	122.4	119.2
Prepaid expenses and other	101.6	90.9

Total current assets	434.7	446.3
Property, plant and equipment, net	108.6	111.7
Other assets	93.6	89.9
Goodwill, net	182.5	182.6

Total assets	$819.4	$830.5

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current liabilities:
Short-term borrowings	$5.7	$0.3
Current portion of long-term debt	8.0	13.6
Accounts payable	88.7	82.4
Accrued expenses and other	202.5	208.9

Total current liabilities	304.9	305.2
Long-term debt	1,103.3	1,127.8
Long-term debt — affiliates	107.0	107.0
Long-term pension and other post-retirement plan liabilities	205.3	216.3
Other long-term liabilities	64.1	68.0
Stockholder’s deficiency:
RCPC Preferred Stock, par value $1.00 per share: 1,000 shares authorized; 546 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	54.6	54.6
Common Stock, par value $1.00 per share: 10,000 shares authorized; 5,260 shares issued as of June 30, 2010 and December 31, 2009, respectively	—	—
Additional paid-in capital	940.4	938.4
Accumulated deficit	(1,805.9)	(1,828.9)
Accumulated other comprehensive loss	(154.3)	(157.9)

Total stockholder’s deficiency	(965.2)	(993.8)

Total liabilities and stockholder’s deficiency	$819.4	$830.5

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales	$327.7	$321.8	$633.2	$625.1
Cost of sales	107.0	120.6	215.7	231.6

Gross profit	220.7	201.2	417.5	393.5
Selling, general and administrative expenses	171.6	154.3	321.3	312.8
Restructuring costs and other, net	(0.2)	18.3	(0.2)	18.8

Operating income	49.3	28.6	96.4	61.9

Other expenses (income):
Interest expense	24.5	24.0	47.4	48.1
Interest income	—	(0.2)	(0.2)	(0.4)
Amortization of debt issuance costs	1.0	1.4	2.4	2.8
(Gain) loss on early extinguishment of debt, net	—	(0.5)	9.7	(7.5)
Foreign currency losses, net	0.1	2.1	3.9	4.5
Miscellaneous, net	0.5	0.1	0.8	0.3

Other expenses, net	26.1	26.9	64.0	47.8

Income from continuing operations before income taxes	23.2	1.7	32.4	14.1
Provision for (benefit from) income taxes	4.8	0.2	9.8	(1.9)

Income from continuing operations, net of taxes	18.4	1.5	22.6	16.0
Income from discontinued operations, net of taxes	0.4	0.3	0.4	0.3

Net income	$18.8	$1.8	$23.0	$16.3

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDER’S DEFICIENCY
AND COMPREHENSIVE INCOME (LOSS)
(dollars in millions)

				Accumulated
		Additional		Other	Total
	Preferred	Paid-In-	Accumulated	Comprehensive	Stockholder’s
	Stock	Capital	Deficit	Loss	Deficiency

Balance, January 1, 2010	$54.6	$938.4	$(1,828.9)	$(157.9)	$(993.8)
Amortization of deferred compensation for restricted stock		2.0			2.0
Comprehensive income:
Net income			23.0		23.0
Revaluation of financial derivative instruments(a)				1.7	1.7
Currency translation adjustment				(0.8)	(0.8)
Amortization of pension related costs(b)				2.7	2.7

Total comprehensive income					26.6

Balance, June 30, 2010	$54.6	$940.4	$(1,805.9)	$(154.3)	$(965.2)

(a)	See Note 4, “Comprehensive Income,” and Note 8, “Financial Instruments,” in this Form 10-Q for details regarding the net amount of hedge accounting derivative losses recognized due to the Company’s use of derivative financial instruments and a reversal of net amounts accumulated in Accumulated Other Comprehensive Loss due to the discontinuance of hedge accounting on the 2008 Interest Rate Swap (as hereinafter defined) prior to its expiration in April 2010 as a result of the 2010 Refinancing (as hereinafter defined).

(b)	See Note 2, “Pension and Post-retirement Benefits,” and Note 4, “Comprehensive Income,” in this Form 10-Q for details on the change in Accumulated Other Comprehensive Loss as a result of the amortization of unrecognized prior service costs and actuarial losses arising during the first half of 2010.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Six Months
	Ended
	June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23.0	$16.3
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of taxes	(0.4)	(0.3)
Depreciation and amortization	28.1	30.5
Amortization of debt discount	0.9	0.4
Stock compensation amortization	2.0	3.4
Loss (gain) on early extinguishment of debt, net	9.7	(7.5)
Amortization of debt issuance costs	2.4	2.8
Gain on sale of certain assets	—	(1.6)
Pension and other post-retirement expense	4.7	13.9
Change in assets and liabilities:
Increase in trade receivables	(1.1)	(8.8)
(Increase) decrease in inventories	(5.2)	12.3
Increase in prepaid expenses and other current assets	(16.6)	(9.0)
Increase in accounts payable	16.1	5.8
Increase (decrease) in accrued expenses and other current liabilities	10.0	(6.6)
Pension and other post-retirement plan contributions	(11.8)	(10.4)
Purchases of permanent displays	(17.7)	(20.2)
Other, net	(4.1)	(3.4)

Net cash provided by operating activities	40.0	17.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7.6)	(5.8)
Proceeds from the sale of certain assets	0.2	2.3

Net cash used in investing activities	(7.4)	(3.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(0.3)	(0.3)
Borrowings under the 2006 Revolving Credit Facility, net	—	1.5
Repayments under the 2006 Term Loan Facility	(815.0)	(18.7)
Borrowings under the 2010 Term Loan Facility, net	784.0	—
Repayment of long-term debt	—	(22.9)
Payment of financing costs	(16.6)	—

Net cash used in financing activities	(47.9)	(40.4)

CASH FLOWS FROM DISCONTINUED OPERATIONS ACTIVITIES:
Net cash used in discontinued operating activities	—	(0.2)

Net cash used in discontinued operations	—	(0.2)

Effect of exchange rate changes on cash and cash equivalents	(0.6)	0.9

Net decrease in cash and cash equivalents	(15.9)	(25.6)
Cash and cash equivalents at beginning of period	54.5	52.8

Cash and cash equivalents at end of period	$38.6	$27.2

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$38.5	$51.1
Income taxes, net of refunds	$9.5	$7.7

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(1)	Description of Business and Basis of Presentation

Revlon Consumer Products Corporation (“Products Corporation” and together with its subsidiaries, the “Company”) operates in a single segment and manufactures, markets and sells an extensive array of cosmetics, women’s hair color, beauty tools, anti-perspirant deodorants, fragrances, skincare and other beauty care products. Products Corporation is a direct wholly-owned operating subsidiary of Revlon, Inc., which is a direct and indirect majority-owned subsidiary of MacAndrews & Forbes Holdings Inc. (“MacAndrews & Forbes Holdings” and, together with certain of its affiliates other than the Company, “MacAndrews & Forbes”), a corporation wholly-owned by Ronald O. Perelman.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying Unaudited Consolidated Financial Statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, certain assumptions related to the recoverability of intangible and long-lived assets, deferred tax valuation allowances, reserves for estimated tax liabilities, restructuring costs, certain estimates and assumptions used in the calculation of the net periodic benefit costs and the projected benefit obligation for the Company’s pension and other post-retirement plans, including the expected long-term return on pension plan assets and the discount rate used to value the Company’s pension benefit obligations. The Unaudited Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2010 (the “2009 Form 10-K”).

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

In May 2009, Products Corporation also amended, effective December 31, 2009, its qualified and non-qualified defined contribution savings plans for its U.S.-based employees, creating a new discretionary profit sharing component under such plans that will enable the Company, should it elect to do so, to make discretionary profit sharing contributions. The Company will determine in the fourth quarter of each year whether and, if so, to what extent, profit sharing contributions would be made for the following year. In December 2009, the Company determined that the discretionary profit sharing contribution during 2010 will be 5% of eligible compensation, to be credited on a quarterly basis. (The savings plan amendments described above are hereinafter referred to as the “May 2009 Savings Plan Amendments” and, together with the May 2009 Pension Plan Amendments, as the “May 2009 Plan Amendments.”)

In the second quarter and first half of 2010, the Company recognized lower net periodic benefit cost primarily due to the impact of the May 2009 Plan Amendments which ceased future benefit accruals under the Revlon Employees’ Retirement Plan and the Revlon Pension Equalization Plan after December 31, 2009, and resulted in a change in the amortization period of actuarial gains (losses) from the remaining service period to the remaining life expectancy of plan participants.

During the second quarter of 2009, the Company recorded an $8.6 million decrease in its pension liabilities which was offset against accumulated other comprehensive income (loss) as a result of the pension curtailment and the re-measurement of the pension liabilities performed in the second quarter of 2009 in connection with the May 2009 Pension Plan Amendments and the May 2009 Program (as defined in Note 5, “Restructuring Costs and Other, Net”). The net decrease in pension liabilities was comprised of a non-cash curtailment gain of approximately $9.2 million which was recorded as an offset against the net actuarial losses previously reported within accumulated other comprehensive income (loss), partially offset by a net increase in pension liabilities of $0.6 million as a result of the re-measurements noted above. In addition, the Company recognized a decrease in its estimated pension expense of $1.1 million in the second quarter of 2009, which included a non-cash curtailment gain of $0.8 million related to the recognition of previously unrecognized prior service costs that had been reported in accumulated other comprehensive loss.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The components of net periodic benefit cost for the pension and the other post-retirement benefit plans for the second quarter of 2010 and 2009, respectively, are as follows:

			Other
			Post-retirement
	Pension Plans		Benefit Plans
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net periodic benefit costs:
Service cost	$0.4	$1.9	$—	$—
Interest cost	8.4	8.8	0.2	0.2
Expected return on plan assets	(8.0)	(6.9)	—	—
Amortization of actuarial (gain) loss	(0.1)	3.3	—	—
Curtailment gain	—	(0.8)	—	—

	0.7	6.3	0.2	0.2
Portion allocated to Revlon Holdings LLC	(0.1)	(0.1)	—	—

	$0.6	$6.2	$0.2	$0.2

The components of net periodic benefit cost for the pension and the other post-retirement benefit plans for the first half of 2010 and 2009, respectively, are as follows:

			Other
			Post-retirement
	Pension Plans		Benefit Plans
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net periodic benefit costs:
Service cost	$0.8	$4.0	$—	$—
Interest cost	16.9	17.4	0.4	0.4
Expected return on plan assets	(16.1)	(13.6)	—	—
Amortization of prior service cost	—	(0.1)	—	—
Amortization of actuarial loss	2.6	6.6	0.1	—
Curtailment gain	—	(0.8)	—	—

	4.2	13.5	0.5	0.4
Portion allocated to Revlon Holdings LLC	(0.1)	(0.1)	—	—

	$4.1	$13.4	$0.5	$0.4

The Company expects net periodic benefit costs for the pension and the other post-retirement benefit plans to be approximately $10 million for all of 2010, compared with $27.3 million in 2009. The Company currently expects to contribute approximately $25 million in the aggregate to its pension plans and other post-retirement benefits plans in 2010. During the second quarter of 2010, $5.8 million and $0.2 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During the first half of 2010, $11.4 million and $0.4 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively.

Relevant aspects of the qualified defined benefit pension plans, nonqualified pension plans and other post-retirement benefit plans sponsored by Products Corporation are disclosed in the Company’s 2009 Form 10-K.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(3)	Inventories

	June 30,	December 31,
	2010	2009

Raw materials and supplies	$37.8	$42.7
Work-in-process	10.9	12.0
Finished goods	73.7	64.5

	$122.4	$119.2

(4)	Comprehensive Income

The components of comprehensive income for the second quarter and first half of 2010 and 2009, respectively, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income	$18.8	$1.8	$23.0	$16.3
Other comprehensive (loss) income:
Revaluation of financial derivative instruments(a)	—	1.2	1.7	1.3
Currency translation adjustment	(1.6)	7.1	(0.8)	7.4
Amortization of pension related costs(b)	(0.1)	2.5	2.7	5.7
Pension re-measurement(c)	—	(0.6)	—	(0.6)
Pension curtailment gain(c)	—	9.2	—	9.2

Total other comprehensive (loss) income	(1.7)	19.4	3.6	23.0

Comprehensive income	$17.1	$21.2	$26.6	$39.3

(a)	The amount for the six months ended June 30, 2010 relates to (1) the reclassification of an unrecognized loss of $0.8 million on the 2008 Interest Rate Swap prior to its expiration in April 2010 from Accumulated Other Comprehensive Loss into earnings due to the discontinuance of hedge accounting as a result of the 2010 Refinancing (See Note 8, “Financial Instruments,” in this Form 10-Q) and (2) the reversal of amounts recorded in Accumulated Other Comprehensive Loss pertaining to a net settlement payment of $0.9 million on the 2008 Interest Rate Swap. The amount for the six months ended June 30, 2009 relates to (1) net unrealized losses of $0.9 million on the 2008 Interest Rate Swap and the interest rate swap which expired in September 2009 (together, the “Interest Rate Swaps” as defined in Note 11, “Financial Instruments,” of the Company’s 2009 Form 10-K) and (2) the reversal of amounts recorded in Accumulated Other Comprehensive Loss pertaining to net settlement receipts of $0.8 million and net settlement payments of $3.0 million on the Interest Rate Swaps.

(b)	The amounts represent the change in Accumulated Other Comprehensive Loss as a result of the amortization of actuarial losses arising during the second quarter of 2010 and 2009, respectively, and the first half of 2010 and 2009, respectively, related to the Company’s pension and other post-retirement benefit plans.

(c)	The $0.6 million increase in pension liabilities recorded within Accumulated Other Comprehensive Loss is the result of the re-measurement of the pension liabilities performed in the second quarter of 2009 in connection with the May 2009 Pension Plan Amendments, as well as the May 2009 Program. In connection with the May 2009 Pension Plan Amendments, the Company also recognized a curtailment gain of $9.2 million, which reduced its pension liability and was recorded as an offset against the net

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

actuarial losses previously reported within Accumulated Other Comprehensive Loss. (See Note 2, “Pension and Post-retirement Benefits,” in this Form 10-Q.)

(5)	Restructuring Costs and Other, Net

In May 2009, the Company announced a worldwide restructuring (the “May 2009 Program”), which involved consolidating certain functions; reducing layers of management, where appropriate, to increase accountability and effectiveness; streamlining support functions to reflect the new organizational structure; and further consolidating the Company’s office facilities in New Jersey.

The $20.6 million of charges related to the May 2009 Program has been or is expected to be paid out as follows: $11.0 million paid in 2009, $7.0 million expected to be paid in 2010 and the balance of $2.6 million expected to be paid thereafter.

During the second quarter of 2010 a $0.2 million favorable adjustment was recorded to restructuring costs associated with the May 2009 Program.

During the second quarter of 2009, the Company recorded charges of $18.3 million in restructuring costs and other, which are comprised of (1) an $18.2 million charge related to the May 2009 Program and (2) a $0.1 million charge related to the 2008 Programs (as hereinafter defined).

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

Details of the movements in the restructuring accrual for the 2008 Programs and 2009 Programs during the first half of 2010 are as follows:

	Balance
	as of				Balance
	January 1,	(Income)	Utilized, Net		as of
	2010	Expenses, Net	Cash	Noncash	June 30, 2010

Employee severance and other personnel benefits:
2008 Programs	$0.3	$—	$(0.2)	$—	$0.1
2009 Programs	7.6	(0.1)	(4.8)	—	2.7

	7.9	(0.1)	(5.0)	—	2.8
Lease exit	2.3	(0.1)	(0.3)	—	1.9

Total restructuring costs and other, net	$10.2	$(0.2)	$(5.3)	$—	$4.7

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(6)	Geographic, Financial and Other Information

The Company manages its business on the basis of one reportable operating segment. As of June 30, 2010, the Company had operations established in 14 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

In the tables below, certain prior year amounts have been reclassified to conform to the current period’s presentation.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2010		2009		2010		2009

Geographic area:
Net sales:
United States	$179.3	55%	$186.2	58%	$361.4	57%	$377.2	60%
Outside of the United States	148.4	45%	135.6	42%	271.8	43%	247.9	40%

	$327.7		$321.8		$633.2		$625.1

	June 30,		December 31,
	2010		2009

Long-lived assets:
United States	$304.8	80%	$302.2	79%
Outside of the United States	79.9	20%	82.0	21%

	$384.7		$384.2

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2010		2009		2010		2009

Classes of similar products:
Net sales:
Color cosmetics	$206.2	63%	$197.5	61%	$399.9	63%	$390.8	63%
Beauty care and fragrance	121.5	37%	124.3	39%	233.3	37%	234.3	37%

	$327.7		$321.8		$633.2		$625.1

(7)	Fair Value Measurements

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

As of June 30, 2010, the fair values of the Company’s financial assets and liabilities, namely its FX Contracts (as hereinafter defined), are categorized as presented in the table below:

	Total	Level 1	Level 2	Level 3

Assets:
Derivatives:
FX Contracts(a)	$0.8	$—	$0.8	$—

Total assets at fair value	$0.8	$—	$0.8	$—

Liabilities:
Derivatives:
FX Contracts(a)	$0.2	$—	$0.2	$—

Total liabilities at fair value	$0.2	$—	$0.2	$—

(a)	The fair value of the Company’s FX Contracts was measured based on observable market transactions of spot and forward rates at June 30, 2010. (See Note 8, “Financial Instruments,” in this Form 10-Q.)

(8)	Financial Instruments

The fair value of the Company’s debt, including the current portion of long-term debt, is based on the quoted market prices for the same issues or on the current rates offered for debt of similar remaining maturities. The estimated fair value of such debt at June 30, 2010 was approximately $1,213.6 million, which was less than the carrying value of such debt at June 30, 2010 of $1,218.3 million. The estimated fair value of such debt at December 31, 2009 was approximately $1,241.4 million, which was less than the carrying value of such debt at December 31, 2009 of $1,248.4 million.

The carrying amounts of cash and cash equivalents, marketable securities, trade receivables, notes receivable, accounts payable and short-term borrowings approximate their fair-values.

Products Corporation also maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which approximately $21.8 million and $12.2 million (including amounts available under credit agreements in effect at that time) were maintained at June 30, 2010 and December 31, 2009, respectively. Included in these amounts is approximately $9.3 million at both June 30, 2010 and December 31, 2009 in standby letters of credit which support Products Corporation’s self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Derivative Financial Instruments

The Company uses derivative financial instruments, primarily (1) foreign currency forward exchange contracts (“FX Contracts”) intended for the purpose of managing foreign currency exchange risk by reducing the effects of fluctuations in foreign currency exchange rates on the Company’s net cash flows and (2) interest rate hedging transactions intended for the purpose of managing interest rate risk associated with Products Corporation’s variable rate indebtedness.

While the Company may be exposed to credit loss in the event of the counterparty’s non-performance, the Company’s exposure is limited to the net amount that Products Corporation would have received, if any, from the counterparty over the remaining balance of the terms of the FX Contracts. The Company does not anticipate any non-performance and, furthermore, even in the case of any non-performance by the counterparty, the Company expects that any such loss would not be material.

Foreign Currency Forward Exchange Contracts

The FX Contracts are entered into primarily to hedge the anticipated net cash flows resulting from inventory purchases and intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year.

The U.S. dollar notional amount of the FX Contracts outstanding at June 30, 2010 and December 31, 2009 was $43.5 million and $54.3 million, respectively.

Interest Rate Swap Transactions

Prior to its expiration in April 2010, the Company’s floating-to-fixed interest rate swap had a notional amount of $150.0 million initially relating to indebtedness under Products Corporation’s former 2006 Term Loan Facility (as hereinafter defined) (prior to its complete refinancing in March 2010) and which also related, through its expiration in April 2010, to a notional amount of $150.0 million relating to indebtedness under Products Corporation’s 2010 Term Loan Facility (as hereinafter defined in Note 9, “Long-Term Debt,” in this Form 10-Q) (the “2008 Interest Rate Swap”). Under the terms of the 2008 Interest Rate Swap, Products Corporation was required to pay to the counterparty a quarterly fixed interest rate of 2.66% on the $150.0 million notional amount under the 2008 Interest Rate Swap (which, based upon the 4.0% applicable margin, effectively fixed the interest rate on such notional amounts at 6.66% for the 2-year term of such swap), commencing in July 2008, while receiving a variable interest rate payment from the counterparty equal to three-month U.S. dollar LIBOR.

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Quantitative Information — Derivative Financial Instruments

The effects of the Company’s derivative instruments on its consolidated financial statements were as follows:

(a) Fair Value of Derivative Financial Instruments in Consolidated Balance Sheet at June 30, 2010 and December 31, 2009, respectively:

	Fair Values of Derivative Instruments
	Assets			Liabilities
		June 30,	December 31,		June 30,	December 31,
	Balance Sheet	2010	2009	Balance Sheet	2010	2009
Derivatives:	Classification	Fair Value	Fair Value	Classification	Fair Value	Fair Value

Derivatives designated as hedging instruments:
2008 Interest Rate Swap(a)(b)	Prepaid expenses	$—	$—	Accrued expenses	$—	$1.8
Derivatives not designated as hedging instruments:
FX Contracts(c)	Prepaid expenses	0.8	0.1	Accrued expenses	0.2	1.7

		$0.8	$0.1		$0.2	$3.5

(a)	Effective March 11, 2010 (the closing date of the 2010 Refinancing), the 2008 Interest Rate Swap, which expired in April 2010, was no longer designated as a cash flow hedge. (See “Interest Rate Swap Transactions” in this Note 8.) In April 2010, the 2008 Interest Rate Swap expired.

(b)	At December 31, 2009, the fair value of the 2008 Interest Rate Swap, which expired in April 2010, was determined by using the three-month U.S. Dollar LIBOR index at the latest receipt date, or October 16, 2009.

(c)	The fair values of the FX Contracts at June 30, 2010 and December 31, 2009 were determined by using observable market transactions of spot and forward rates at June 30, 2010 and December 31, 2009, respectively.

(b) Effects of Derivative Financial Instruments on Income and Other Comprehensive Income (Loss) (“OCI”) for the second quarter of 2010 and 2009, respectively:

Derivative Instruments Gain (Loss) Effect on Consolidated
Statement of Operations for the Three Months Ended June 30,
	Amount of			Amount of
	Gain (Loss)			Gain (Loss)
	Recognized		Income Statement	Reclassified from OCI
	in OCI		Classification	to Income
	(Effective		of Gain (Loss)	(Effective
	Portion)		Reclassified from	Portion)
	2010	2009	OCI to Income	2010	2009

Derivatives designated as hedging instruments:
2008 Interest Rate Swap(a)	$—	$1.2	Interest expense	$—	$(1.9)

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

	Amount of			Amount of
	Gain (Loss)		Income Statement	Gain (Loss)
	Recognized in Foreign		Classification of	Recognized in Interest
	Currency Gains		Gain (Loss)	Expense
	(Losses), Net		Reclassified from	(Ineffective Portion)
	2010	2009	OCI to Income	2010	2009

Derivatives not designated as hedging instruments:
FX Contracts	$1.1	$(4.3)	Interest expense	$—	$—
2008 Interest Rate Swap(a)	—	—	Interest expense	—	—

	$1.1	$(4.3)		$—	$—

(a)	Effective March 11, 2010 (the closing date of the 2010 Refinancing), the 2008 Interest Rate Swap, which expired in April 2010, was no longer designated as a cash flow hedge. (See “Interest Rate Swap Transactions” in this Note 8.)

Effects of Derivative Financial Instruments on Income and Other Comprehensive Income (Loss) (“OCI”) for the first half of 2010 and 2009, respectively:

Derivative Instruments Gain (Loss) Effect on Consolidated
Statement of Operations for the Six Months Ended June 30,
Amount of
	Amount of			Gain (Loss)
	Gain (Loss)		Income Statement	Reclassified
	Recognized		Classification of	from OCI
	in OCI		Gain (Loss)	to Income
	(Effective Portion)		Reclassified from	(Effective Portion)
	2010	2009	OCI to Income	2010	2009

Derivatives designated as hedging instruments:
2008 Interest Rate Swap(a)	$—	$(4.1)	Interest expense	$(0.9)	$(2.2)

	Amount of			Amount of
	Gain (Loss)		Income Statement	Gain (Loss)
	Recognized in Foreign		Classification of	Recognized in Interest
	Currency Gains		Gain (Loss)	Expense
	(Losses), Net		Reclassified from	(Ineffective Portion)
	2010	2009	OCI to Income	2010	2009

Derivatives not designated as hedging instruments:
FX Contracts	$0.6	$(3.4)	Interest expense	$—	$—
2008 Interest Rate Swap(a)	—	—	Interest expense	(0.8)	—

	$0.6	$(3.4)		$(0.8)	$—

(a)	Effective March 11, 2010 (the closing date of the 2010 Refinancing), the 2008 Interest Rate Swap, which expired in April 2010, was no longer designated as a cash flow hedge. (See “Interest Rate Swap Transactions” in this Note 8.)

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(9)	Long-Term Debt

	June 30,	December 31,
	2010	2009

2010 Term Loan Facility due 2015, net of discounts(a)	$784.7	$—
2006 Term Loan Facility due 2012(a)	—	815.0
2010 Revolving Credit Facility due 2014(a)	—	—
9 3/4% Senior Secured Notes due 2015, net of discounts(b)	326.6	326.4
Contributed Loan portion of the Senior Subordinated Term Loan due 2013(c)	48.6	48.6
Non-Contributed Loan portion of the Senior Subordinated Term Loan due 2014(d)	58.4	58.4

	1,218.3	1,248.4
Less current portion	(8.0)	(13.6)

	$1,210.3	$1,234.8

(a)	On March 11, 2010 the Company consummated the 2010 Refinancing. The 2010 Refinancing, among other things, extended the maturity of Products Corporation’s 2006 Term Loan Facility and 2006 Revolving Credit Facility, each due January 2012, by entering into the 2010 Term Loan Facility due March 2015 and the 2010 Revolving Credit Facility due March 2014, respectively (each as hereinafter defined).

(b)	See Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2009 Form 10-K for certain details regarding Products Corporation’s 9 3/4% Senior Secured Notes which mature on November 15, 2015 (the “9 3/4% Senior Secured Notes”).

(c)	See Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2009 Form 10-K for certain details regarding the aggregate principal amount outstanding under the Contributed Loan in which MacAndrews & Forbes contributed to Revlon, Inc. $48.6 million of the $107.0 million aggregate outstanding principal amount of the Senior Subordinated Term Loan made by MacAndrews & Forbes to Products Corporation, which matures on October 8, 2013.

(d)	See Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2009 Form 10-K for certain details regarding the $58.4 million principal amount of the Senior Subordinated Term Loan which remains owing from Products Corporation to MacAndrews & Forbes (the “Non-Contributed Loan”), which matures on October 8, 2014.

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

Products Corporation was in compliance with all applicable covenants under the 2010 Credit Agreements upon closing the 2010 Refinancing and as of June 30, 2010. At June 30, 2010, the aggregate principal amount outstanding under the 2010 Term Loan Facility was $798.0 million and availability under the $140.0 million 2010 Revolving Credit Facility, based upon the calculated borrowing base less $21.8 million of outstanding undrawn letters of credit and nil then drawn on the 2010 Revolving Credit Facility, was $106.6 million.

(10)	Income Taxes

The provision for income taxes represents federal, foreign, state and local income taxes. The effective rate differs from statutory rates due to the effect of state and local income taxes, tax rates in foreign jurisdictions, utilization of tax loss carry-forwards and certain nondeductible expenses. The Company’s tax provision (benefit) changes quarterly based on recurring and non-recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, foreign and state and local income taxes, tax audit settlements, the ultimate disposition of deferred tax assets relating to stock-based compensation and the interaction of various global tax strategies. In addition, changes in judgment from the evaluation of new information resulting in the recognition, derecognition and/or re-measurement of a tax position taken in a prior annual period are recognized in the quarter in which any such change occurs.

For the second quarter of 2010 and 2009, the Company recorded a provision for income taxes for continuing operations of $4.8 million and $0.2 million, respectively. The $4.8 million provision for income taxes for the second quarter of 2010, as compared to the $0.2 million provision for income taxes for the second quarter of 2009, was primarily attributable to the favorable resolution of a tax contingency in the U.S in the second quarter of 2009 and higher taxable income for taxable subsidiaries in certain foreign jurisdictions in the second quarter of 2010, as compared to the second quarter of 2009.

For the first half of 2010 and 2009, the Company recorded a provision for (benefit from) income taxes for continuing operations of $9.8 million and $(1.9) million, respectively. The $9.8 million provision for income taxes in the first half of 2010, as compared to the $1.9 million benefit from income taxes for the first half of 2009, was primarily attributable to the favorable resolution of tax contingencies and other tax matters in the U.S. and certain foreign jurisdictions in the first half of 2009 and higher taxable income for taxable subsidiaries in certain foreign jurisdictions in the first half of 2010, as compared to the first half of 2009.

The Company remains subject to examination of its income tax returns in various jurisdictions including, without limitation, the U.S. (federal) and South Africa, for tax years ended December 31,

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

2006 through December 31, 2009, and Australia, for tax years ended December 31, 2005 through December 31, 2009.

(11)	Guarantor Financial Information

Products Corporation’s 9 3/4% Senior Secured Notes are fully and unconditionally guaranteed on a senior secured basis by Revlon, Inc. and Products Corporation’s domestic subsidiaries (other than certain immaterial subsidiaries) that guarantee Products Corporation’s obligations under its 2010 Credit Agreements (the “Guarantor Subsidiaries”). (See Note 12, “Subsequent Event,” in this Form 10-Q.)

The following Condensed Consolidating Financial Statements present the financial information as of June 30, 2010 and December 31, 2009, and for the three and six months ended June 30, 2010 and 2009 for (i) Products Corporation on a stand-alone basis; (ii) the Guarantor Subsidiaries on a stand-alone basis; (iii) the subsidiaries of Products Corporation that do not guarantee Products Corporation’s 9 3/4% Senior Secured Notes (the “Non-Guarantor Subsidiaries”) on a stand-alone basis; and (iv) Products Corporation, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis. The Condensed Consolidating Financial Statements are presented on the equity method, under which the investments in subsidiaries are recorded at cost and adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Consolidating Condensed Balance Sheets
As of June 30, 2010

			Non-
	Products	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$5.4	$0.1	$33.1	$—	$38.6
Trade receivables, less allowances for doubtful accounts	78.0	15.3	78.8	—	172.1
Inventories	76.5	4.0	41.9	—	122.4
Prepaid expenses and other	72.6	4.4	24.6	—	101.6
Intercompany receivables	879.5	445.7	308.6	(1,633.8)	—
Investment in subsidiaries	(258.9)	(215.2)	—	474.1	—
Property, plant and equipment, net	93.1	0.8	14.7	—	108.6
Other assets	60.8	3.5	29.3	—	93.6
Goodwill, net	150.6	30.0	1.9	—	182.5

Total assets	$1,157.6	$288.6	$532.9	$(1,159.7)	$819.4

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$4.5	$1.2	$—	$5.7
Current portion of long-term debt	8.0	—	—	—	8.0
Accounts payable	58.2	5.2	25.3	—	88.7
Accrued expenses and other	134.3	8.7	59.5	—	202.5
Intercompany payables	505.8	615.2	512.8	(1,633.8)	—
Long-term debt	1,103.3	—	—	—	1,103.3
Long-term debt — affiliates	107.0	—	—	—	107.0
Other long-term liabilities	206.2	13.5	49.7	—	269.4

Total liabilities	2,122.8	647.1	648.5	(1,633.8)	1,784.6
Stockholder’s deficiency	(965.2)	(358.5)	(115.6)	474.1	(965.2)

Total liabilities and stockholder’s deficiency	$1,157.6	$288.6	$532.9	$(1,159.7)	$819.4

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Consolidating Condensed Balance Sheets
As of December 31, 2009

			Non-
	Products	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$27.4	$0.4	$26.7	$—	$54.5
Trade receivables, less allowances for doubtful accounts	81.1	15.5	85.1	—	181.7
Inventories	76.2	3.5	39.5	—	119.2
Prepaid expenses and other	60.1	4.3	26.5	—	90.9
Intercompany receivables	855.1	443.7	299.8	(1,598.6)	—
Investment in subsidiaries	(248.1)	(215.1)	—	463.2	—
Property, plant and equipment, net	94.3	1.1	16.3	—	111.7
Other assets	56.8	2.7	30.4	—	89.9
Goodwill, net	150.6	30.0	2.0	—	182.6

Total assets	$1,153.5	$286.1	$526.3	$(1,135.4)	$830.5

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$—	$0.3	$—	$0.3
Current portion of long-term debt	13.6	—	—	—	13.6
Accounts payable	55.8	5.0	21.6	—	82.4
Accrued expenses and other	133.2	9.5	66.2	—	208.9
Intercompany payables	495.1	604.6	498.9	(1,598.6)	—
Long-term debt	1,127.8	—	—	—	1,127.8
Long-term debt — affiliates	107.0	—	—	—	107.0
Other long-term liabilities	214.8	15.7	53.8	—	284.3

Total liabilities	2,147.3	634.8	640.8	(1,598.6)	1,824.3
Stockholder’s deficiency	(993.8)	(348.7)	(114.5)	463.2	(993.8)

Total liabilities and stockholder’s deficiency	$1,153.5	$286.1	$526.3	$(1,135.4)	$830.5

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Consolidating Condensed Statement of Operations
For the Three Months Ended June 30, 2010

			Non-
	Products	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$214.8	$16.9	$135.7	$(39.7)	$327.7
Cost of Sales	89.0	7.1	50.6	(39.7)	107.0

Gross profit	125.8	9.8	85.1	—	220.7
Selling, general and administrative expenses	105.0	7.2	59.4	—	171.6
Restructuring costs and other, net	(0.1)	—	(0.1)	—	(0.2)

Operating income	20.9	2.6	25.8	—	49.3

Other expenses (income):
Intercompany interest, net	0.7	(0.2)	1.1	—	1.6
Interest expense	22.8	—	0.1	—	22.9
Amortization of debt issuance costs	1.0	—	—	—	1.0
Foreign currency losses (gains), net	0.2	0.2	(0.3)	—	0.1
Miscellaneous, net	(21.9)	10.9	11.5	—	0.5

Other expenses, net	2.8	10.9	12.4	—	26.1

Income (loss) from continuing operations before income taxes	18.1	(8.3)	13.4	—	23.2
(Benefit from) provision for income taxes	(1.3)	2.0	4.1	—	4.8

Income (loss) from continuing operations	19.4	(10.3)	9.3	—	18.4
Income from discontinued operations, net of taxes	0.4	—	—	—	0.4
Equity in (loss) income of subsidiaries	(1.0)	2.6	—	(1.6)	—

Net income (loss)	$18.8	$(7.7)	$9.3	$(1.6)	$18.8

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Consolidating Condensed Statement of Operations
For the Three Months Ended June 30, 2009

			Non-
	Products	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$216.7	$19.7	$121.0	$(35.6)	$321.8
Cost of Sales	97.5	8.9	49.8	(35.6)	120.6

Gross profit	119.2	10.8	71.2	—	201.2
Selling, general and administrative expenses	93.6	8.6	52.1	—	154.3
Restructuring costs and other, net	13.8	0.5	4.0	—	18.3

Operating income	11.8	1.7	15.1	—	28.6

Other expenses (income):
Intercompany interest, net	(0.7)	(0.4)	1.1	—	—
Interest expense	23.9	—	0.1	—	24.0
Interest income	—	—	(0.2)	—	(0.2)
Amortization of debt issuance costs	1.4	—	—	—	1.4
Gain on early extinguishment of debt, net	(0.5)	—	—	—	(0.5)
Foreign currency (gains) losses, net	(1.4)	1.0	2.5	—	2.1
Miscellaneous, net	(6.8)	(4.3)	11.2	—	0.1

Other expenses (income), net	15.9	(3.7)	14.7	—	26.9

(Loss) income from continuing operations before income taxes	(4.1)	5.4	0.4	—	1.7
(Benefit from) provision for income taxes	(4.2)	1.8	2.6	—	0.2

Income (loss) from continuing operations	0.1	3.6	(2.2)	—	1.5
Income from discontinued operations, net of taxes	0.3	—	—	—	0.3
Equity in income (loss) of subsidiaries	1.4	(2.2)	—	0.8	—

Net income (loss)	$1.8	$1.4	$(2.2)	$0.8	$1.8

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Consolidating Condensed Statement of Operations
For the Six Months Ended June 30, 2010

			Non-
	Products	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$423.3	$30.2	$251.5	$(71.8)	$633.2
Cost of Sales	179.6	13.1	94.8	(71.8)	215.7

Gross profit	243.7	17.1	156.7	—	417.5
Selling, general and administrative expenses	196.0	16.4	108.9	—	321.3
Restructuring costs and other, net	(0.1)	—	(0.1)	—	(0.2)

Operating income	47.8	0.7	47.9	—	96.4

Other expenses (income):
Intercompany interest, net	1.5	(0.6)	2.2	—	3.1
Interest expense	44.1	0.1	0.1	—	44.3
Interest income	—	—	(0.2)	—	(0.2)
Amortization of debt issuance costs	2.4	—	—	—	2.4
Loss on early extinguishment of debt, net	9.7	—	—	—	9.7
Foreign currency (gains) losses, net	(4.3)	(0.2)	8.4	—	3.9
Miscellaneous, net	(28.9)	7.4	22.3	—	0.8

Other expenses, net	24.5	6.7	32.8	—	64.0

Income (loss) from continuing operations before income taxes	23.3	(6.0)	15.1	—	32.4
(Benefit from) provision for income taxes	(1.3)	2.7	8.4	—	9.8

Income (loss) from continuing operations	24.6	(8.7)	6.7	—	22.6
Income from discontinued operations, net of taxes	0.4	—	—	—	0.4
Equity in (loss) income of subsidiaries	(2.0)	(1.4)	—	3.4	—

Net income (loss)	$23.0	$(10.1)	$6.7	$3.4	$23.0

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Consolidating Condensed Statement of Operations
For the Six Months Ended June 30, 2009

			Non-
	Products	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$431.9	$34.2	$225.3	$(66.3)	$625.1
Cost of Sales	190.8	15.1	92.0	(66.3)	231.6

Gross profit	241.1	19.1	133.3	—	393.5
Selling, general and administrative expenses	196.8	16.7	99.3	—	312.8
Restructuring costs and other, net	14.6	0.9	3.3	—	18.8

Operating income	29.7	1.5	30.7	—	61.9

Other expenses (income):
Intercompany interest, net	(1.8)	(0.9)	2.7	—	—
Interest expense	48.0	—	0.1	—	48.1
Interest income	—	—	(0.4)	—	(0.4)
Amortization of debt issuance costs	2.8	—	—	—	2.8
Gain on early extinguishment of debt, net	(7.5)	—	—	—	(7.5)
Foreign currency (gains) losses, net	(0.8)	0.9	4.4	—	4.5
Miscellaneous, net	(28.0)	7.1	21.2	—	0.3

Other expenses, net	12.7	7.1	28.0	—	47.8

Income (loss) from continuing operations before income taxes	17.0	(5.6)	2.7	—	14.1
(Benefit from) provision for income taxes	(25.7)	23.8	—	—	(1.9)

Income (loss) from continuing operations	42.7	(29.4)	2.7	—	16.0
Income from discontinued operations, net of taxes	0.3	—	—	—	0.3
Equity in (loss) income of subsidiaries	(26.7)	3.2	—	23.5	—

Net income (loss)	$16.3	$(26.2)	$2.7	$23.5	$16.3

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Consolidating Condensed Statement of Cash Flow
For the Six Months Ended June 30, 2010

	Products	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$37.2	$(3.9)	$6.7	$—	$40.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6.7)	—	(0.9)	—	(7.6)
Proceeds from sales of certain assets	0.1	—	0.1	—	0.2

Net cash used in investing activities	(6.6)	—	(0.8)	—	(7.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(5.0)	3.6	1.1	—	(0.3)
Repayments under the 2006 Term Loan Facility	(815.0)	—	—	—	(815.0)
Borrowings under the 2010 Term Loan Facility, net	784.0	—	—	—	784.0
Payment of financing costs	(16.6)	—	—	—	(16.6)

Net cash (used in) provided by financing activities	(52.6)	3.6	1.1	—	(47.9)

Effect of exchange rate changes on cash and cash equivalents	—	—	(0.6)	—	(0.6)

Net (decrease) increase in cash and cash equivalents	(22.0)	(0.3)	6.4	—	(15.9)
Cash and cash equivalents at beginning of period	27.4	0.4	26.7	—	54.5

Cash and cash equivalents at end of period	$5.4	$0.1	$33.1	$—	$38.6

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Consolidating Condensed Statement of Cash Flow
For the Six Months Ended June 30, 2009

	Products	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$27.8	$(0.8)	$(9.4)	$—	$17.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4.9)	—	(0.9)	—	(5.8)
Proceeds from sales of certain assets	—	—	2.3	—	2.3

Net cash (used in) provided by investing activities	(4.9)	—	1.4	—	(3.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft.	(0.5)	(0.1)	0.3	—	(0.3)
Borrowings under the 2006 Revolving Credit Facility, net	1.5	—	—	—	1.5
Repayment of long-term debt	(41.5)	—	(0.1)	—	(41.6)

Net cash (used in) provided by financing activities	(40.5)	(0.1)	0.2	—	(40.4)

Net cash used in discontinued operations	(0.2)	—	—	—	(0.2)

Effect of exchange rate changes on cash and cash equivalents	—	0.2	0.7	—	0.9

Net decrease in cash and cash equivalents	(17.8)	(0.7)	(7.1)	—	(25.6)
Cash and cash equivalents at beginning of period	18.7	0.9	33.2	—	52.8

Cash and cash equivalents at end of period	$0.9	$0.2	$26.1	$—	$27.2

(12)	Subsequent Event

Pursuant to a registration rights agreement, on June 1, 2010, Products Corporation commenced an offer to exchange the original 9 3/4% Senior Secured Notes (“Old Notes”) for up to $330 million in aggregate principal amount of its 9 3/4% Senior Secured Notes due 2015 (“New Notes”) that have been registered under the Securities Act of 1933, as amended (the “Securities Act”). On July 16, 2010, all of the Old Notes were exchanged for New Notes which have substantially identical terms as the Old Notes, except that the New Notes are registered with the SEC under the Securities Act and the transfer restrictions and registration rights applicable to the Old Notes do not apply to the New Notes.

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

Revlon Consumer Products Corporation (“Products Corporation” and together with its subsidiaries, the “Company”) is a wholly-owned operating subsidiary of Revlon, Inc. which is a direct and indirect majority-owned subsidiary of MacAndrews & Forbes Holdings Inc. (“MacAndrews & Forbes Holdings” and together with certain of its affiliates other than Revlon, Inc. and the Company, “MacAndrews & Forbes”), a corporation wholly-owned by Ronald O. Perelman.

The Company’s vision is glamour, excitement and innovation through high-quality products at affordable prices. The Company operates in a single segment and manufactures, markets and sells an extensive array of cosmetics, women’s hair color, beauty tools, anti-perspirant deodorants, fragrances, skincare and other beauty care products. The Company is one of the world’s leading cosmetics companies in the mass retail channel (as hereinafter defined). The Company believes that its global brand name recognition, product quality and marketing experience have enabled it to create one of the strongest consumer brand franchises in the world.

The Company’s products are sold worldwide and marketed under such brand names as Revlon, including the Revlon ColorStay, Revlon Super Lustrous and Revlon Age Defying franchises, as well as the Almay brand, including the Almay Intense i-Color and Almay Smart Shade franchises, in cosmetics; Revlon ColorSilk women’s hair color; Revlon in beauty tools; Mitchum anti-perspirant deodorants; Charlie and Jean Naté in fragrances; and Ultima II and Gatineau in skincare.

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

The Company was founded by Charles Revson, who revolutionized the cosmetics industry by introducing nail enamels matched to lipsticks in fashion colors over 75 years ago. Today, the Company has leading market positions in a number of its principal product categories in the U.S. mass retail channel, including color cosmetics (face, lip, eye and nail categories), women’s hair color, beauty tools and anti-perspirant deodorants. The Company also has leading market positions in several product categories in certain foreign countries, including Australia, Canada and South Africa.

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

Overview of the Company’s Strategy

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

Overview of Net Sales and Earnings Results

Consolidated net sales in the second quarter of 2010 were $327.7 million, an increase of $5.9 million, or 1.8%, compared to $321.8 million in the second quarter of 2009. Consolidated net sales for the first half of 2010 were $633.2 million, an increase of $8.1 million, or 1.3%, compared to $625.1 million for the first half of 2009. Excluding the unfavorable impact of foreign currency fluctuations of $0.5 million, consolidated net sales increased by 2.0% in the second quarter of 2010, driven by higher net sales in the Company’s Latin America, Europe, Middle East and Africa and Canada regions, partially offset by lower net sales in the U.S. and the Company’s Asia Pacific region. Excluding the favorable impact of foreign currency fluctuations of $8.5 million, consolidated net sales decreased by 0.1% in the first half of 2010, driven by lower net sales in the U.S. and the Company’s Asia Pacific region, partially offset by higher net sales in the Company’s Latin America, Europe, Middle East and Africa and Canada regions.

Consolidated net income for the second quarter of 2010 was $18.8 million, compared to $1.8 million in the second quarter of 2009. In the first half of 2010, consolidated net income was $23.0 million, compared to $16.3 million in the first half of 2009. The improvement in consolidated net income in the second quarter of 2010, compared to the second quarter of 2009, was primarily due to:

•	$19.5 million of higher gross profit primarily due to a $13.6 million improvement in cost of sales and a $5.9 million improvement in consolidated net sales; and

•	$18.5 million of lower restructuring costs and other, net;

with the foregoing partially offset by:

•	$17.3 million of higher SG&A expenses, driven primarily by $20.2 million of higher advertising expenses to support the Company’s brands; and

•	a $4.8 million provision for income taxes in the second quarter of 2010, as compared to a $0.2 million provision for income taxes in the second quarter of 2009.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

The improvement in consolidated net income in the first half of 2010 compared to the first half of 2009 was primarily due to:

•	$24.0 million of higher gross profit primarily due to a $15.9 million improvement in cost of sales and an $8.1 million improvement in consolidated net sales; and

•	$19.0 million of lower restructuring costs and other, net;

with the foregoing partially offset by:

•	a $9.7 million loss on the early extinguishment of debt in the first half of 2010, as compared to the $7.5 million gain related to the early extinguishment of debt in the first half of 2009;

•	$8.5 million of higher SG&A expenses, driven primarily by $13.2 million of higher advertising expenses to support the Company’s brands; and

•	a $9.8 million provision for income taxes in the first half of 2010, as compared to a $1.9 million benefit from income taxes in the first half of 2009.

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

Net sales:

Second quarter results

Consolidated net sales in the second quarter of 2010 were $327.7 million, an increase of $5.9 million, or 1.8%, compared to $321.8 million in the second quarter of 2009. Excluding the unfavorable impact of foreign currency fluctuations of $0.5 million, consolidated net sales increased by 2.0% in the second quarter of 2010, primarily driven by higher net sales of Revlon color cosmetics and Revlon ColorSilk hair color, partially offset by lower net sales of Mitchum anti-perspirant deodorant and Almay color cosmetics.

Year-to-date results

Consolidated net sales in the first half of 2010 were $633.2 million, an increase of $8.1 million, or 1.3%, compared to $625.1 million in the first half of 2009. Excluding the favorable impact of foreign currency fluctuations of $8.5 million, consolidated net sales decreased by 0.1% in the first half of 2010, primarily driven by lower net sales of Almay color cosmetics and Revlon beauty tools, due to the cycling of the 2009 launches of Almay Pure Blends and Revlon Pedi-Expert, respectively, and lower net sales of Mitchum anti-perspirant deodorant, partially offset by higher net sales of Revlon color cosmetics and Revlon ColorSilk hair color.

	Three Months Ended
	June 30,		Change		XFX Change(a)
	2010	2009	$	%	$	%

United States	$179.3	$186.2	$(6.9)	(3.7)%	$(6.9)	(3.7)%
Asia Pacific	48.7	45.5	3.2	7.0	(0.4)	(0.9)
Europe, Middle East and Africa	50.2	45.6	4.6	10.1	3.3	7.2
Latin America	28.7	27.2	1.5	5.5	9.1	33.5
Canada	20.8	17.3	3.5	20.2	1.3	7.5

Total Net Sales	$327.7	$321.8	$5.9	1.8%	$6.4	2.0%

	Six Months Ended
	June 30,		Change		XFX Change(a)
	2010	2009	$	%	$	%

United States	$361.4	$377.2	$(15.8)	(4.2)%	$(15.8)	(4.2)%
Asia Pacific	94.6	87.1	7.5	8.6	(1.6)	(1.8)
Europe, Middle East and Africa	93.1	83.9	9.2	11.0	1.5	1.8
Latin America	48.7	46.7	2.0	4.3	14.9	31.9
Canada	35.4	30.2	5.2	17.2	0.6	2.0

Total Net Sales	$633.2	$625.1	$8.1	1.3%	$(0.4)	(0.1)%

(a)	XFX excludes the impact of foreign currency fluctuations.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

United States

Second quarter results

In the U.S., net sales in the second quarter of 2010 were $179.3 million, a decrease of $6.9 million, or 3.7%, compared to $186.2 million in the second quarter of 2009, primarily driven by lower net sales of Almay color cosmetics, due to the cycling of the 2009 launch of Almay Pure Blends, and lower net sales of Revlon beauty tools and Mitchum anti-perspirant deodorant, partially offset by higher net sales of Revlon color cosmetics.

Year-to-date results

In the U.S, net sales in the first half of 2010 were $361.4 million, a decrease of $15.8 million, or 4.2%, compared to $377.2 million in the first half of 2009, primarily driven by lower net sales of Almay color cosmetics and Revlon beauty tools, due to the cycling of the 2009 launches of Almay Pure Blends and Revlon Pedi-Expert, respectively, and lower net sales of Mitchum anti-perspirant deodorant, partially offset by higher net sales of Revlon color cosmetics.

Asia Pacific

Second quarter results

In Asia Pacific, net sales in the second quarter of 2010 increased 7.0% to $48.7 million, compared to $45.5 million in the second quarter of 2009. Excluding the favorable impact of foreign currency fluctuations, net sales decreased $0.4 million, or 0.9%, primarily driven by lower net sales of Revlon color cosmetics. From a country perspective, lower net sales in Australia (which contributed approximately 4.1 percentage points to the decrease in the region’s net sales in the second quarter of 2010, as compared with the second quarter of 2009) were partially offset by higher net sales in certain distributor markets, Japan and China (which together offset by approximately 3.0 percentage points the decrease in the region’s net sales in the second quarter of 2010, as compared with the second quarter of 2009).

Year-to-date results

In Asia Pacific, net sales in the first half of 2010 increased 8.6% to $94.6 million, compared to $87.1 million in the first half of 2009. Excluding the favorable impact of foreign currency fluctuations, net sales decreased $1.6 million, or 1.8%, primarily driven by lower net sales of Revlon color cosmetics. From a country perspective, lower net sales in Australia and Japan (which together contributed approximately 5.0 percentage points to the decrease in the region’s net sales in the first half of 2010, as compared with the first half of 2009) were partially offset by higher net sales in China and certain distributor markets (which together offset by approximately 2.5 percentage points the decrease in the region’s net sales in the first half of 2010, as compared with the first half of 2009).

Europe, Middle East and Africa

Second quarter results

In Europe, the Middle East and Africa, net sales in the second quarter of 2010 increased 10.1% to $50.2 million, compared to $45.6 million in the second quarter of 2009. Excluding the favorable impact of foreign currency fluctuations, net sales increased $3.3 million, or 7.2%, primarily driven by higher net sales of Revlon color cosmetics and fragrances. From a country perspective, higher net sales in South Africa and certain distributor markets contributed approximately 7.3 percentage points to the increase in the region’s net sales in the second quarter of 2010, as compared to the second quarter of 2009.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

Year-to-date results

In Europe, the Middle East and Africa, net sales in the first half of 2010 increased 11.0% to $93.1 million, compared to $83.9 million in the first half of 2009. Excluding the favorable impact of foreign currency fluctuations, net sales increased $1.5 million, or 1.8%, primarily driven by higher net sales of fragrances. From a country perspective, higher net sales in South Africa (which contributed approximately 3.2 percentage points to the increase in the region’s net sales in the first half of 2010, as compared to the first half of 2009) were partially offset by lower net sales in the U.K. (which offset by approximately 2.2 percentage points the increase in the region’s net sales in the first half of 2010, as compared with the first half of 2009).

Latin America

Second quarter results

In Latin America, net sales in the second quarter of 2010 increased 5.5% to $28.7 million, compared to $27.2 million in the second quarter of 2009. Excluding the unfavorable impact of foreign currency fluctuations (including the unfavorable impact of the January 2010 devaluation of Venezuela’s local currency relative to the U.S. dollar), net sales increased $9.1 million, or 33.5%, primarily driven by higher net sales of Revlon ColorSilk hair color, Revlon color cosmetics and other beauty care products. From a country perspective, higher net sales in certain distributor markets and Venezuela contributed approximately 28.8 percentage points to the increase in the region’s net sales in the second quarter of 2010, as compared to the second quarter of 2009. Higher selling prices in Venezuela, given market conditions and inflation, accounted for approximately half of the $9.1 million increase in net sales in the region.

Year-to-date results

In Latin America, net sales in the first half of 2010 increased 4.3% to $48.7 million, compared to $46.7 million in the first half of 2009. Excluding the unfavorable impact of foreign currency fluctuations (including the unfavorable impact of the January 2010 devaluation of Venezuela’s local currency relative to the U.S. dollar), net sales increased $14.9 million, or 31.9%, primarily driven by higher net sales of Revlon ColorSilk hair color, other beauty care products and Revlon color cosmetics. From a country perspective, higher net sales in certain distributor markets and Venezuela contributed approximately 25.7 percentage points to the increase in the region’s net sales in the first half of 2010, as compared to the first half of 2009. Higher selling prices in Venezuela, given market conditions and inflation, accounted for approximately half of the $14.9 million increase in net sales in the region.

Canada

Second quarter results

In Canada, net sales in the second quarter of 2010 were $20.8 million, an increase of $3.5 million, or 20.2%, compared to $17.3 million in the second quarter of 2009. Excluding the favorable impact of foreign currency fluctuations, net sales increased $1.3 million, or 7.5%, primarily driven by higher net sales of Revlon color cosmetics.

Year-to-date results

In Canada, net sales in the first half of 2010 were $35.4 million, an increase of $5.2 million, or 17.2%, compared to $30.2 million in the first half of 2009. Excluding the favorable impact of foreign currency fluctuations, net sales increased $0.6 million, or 2.0%, primarily driven by higher net sales of Revlon color

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

cosmetics, partially offset by lower net sales of Revlon beauty tools, due to the cycling of the 2009 launch of Revlon Pedi-Expert.

Gross profit:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change

Gross profit	$220.7	$201.2	$19.5	$417.5	$393.5	$24.0
Percentage of net sales	67.3%	62.5%	4.8%	65.9%	62.9%	3.0%

The 4.8 percentage point increase in gross profit as a percentage of net sales for the second quarter of 2010, compared to the second quarter of 2009, was primarily due to:

•	lower costs related to sales returns and inventory obsolescence, which increased gross profit as a percentage of net sales by 2.4 percentage points;

•	lower material costs as a result of purchasing initiatives and savings as a result of the May 2009 Program (as hereinafter defined), which increased gross profit as a percentage of net sales by 1.5 percentage points; and

•	favorable foreign currency fluctuations which resulted in lower cost of goods in most international markets on goods purchased from the Company’s facility in Oxford, North Carolina, which increased gross profit as a percentage of net sales by 1.1 percentage points.

The 3.0 percentage point increase in gross profit as a percentage of net sales for the first half of 2010, compared to the first half of 2009, was primarily due to:

•	lower material costs as a result of purchasing initiatives and savings as a result of the May 2009 Program, which increased gross profit as a percentage of net sales by 1.6 percentage points;

•	lower costs related to sales returns and inventory obsolescence, which increased gross profit as a percentage of net sales by 1.4 percentage points; and

•	favorable foreign currency fluctuations which resulted in lower cost of goods in most international markets on goods purchased from the Company’s facility in Oxford, North Carolina, which increased gross profit as a percentage of net sales by 1.1 percentage points;

with the foregoing partially offset by:

•	the unfavorable impact of cost of goods as a result of the devaluation of Venezuela’s local currency relative to the U.S. dollar, as inventory is carried at historical dollar cost resulting in higher inventory value based on the exchange rate prior to such devaluation, which reduced gross profit as a percentage of net sales by 0.5 percentage points.

SG&A expenses:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change

SG&A expenses	$171.6	$154.3	$(17.3)	$321.3	$312.8	$(8.5)

The $17.3 million increase in SG&A expenses for the second quarter of 2010, as compared to the second quarter of 2009, was driven primarily by $20.2 million of higher advertising expenses to support the Company’s brands, which is consistent with the Company’s business strategy to build its strong brands, as

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

well as higher compensation expenses, including the accrual for incentive compensation, partially offset by savings as a result of the May 2009 Program.

The $8.5 million increase in SG&A expenses for the first half of 2010, as compared to the first half of 2009, was driven primarily by $13.2 million of higher advertising expenses to support the Company’s brands, which is consistent with the Company’s business strategy to build its strong brands, as well as higher compensation expenses, including the accrual for incentive compensation, partially offset by savings as a result of the May 2009 Program.

Consistent with the Company’s business strategy to build its strong brands, in the third quarter of 2010, as compared to the third quarter of 2009, the Company currently intends to support its brands with increased advertising spending (as defined in Note 1, “Summary of Significant Accounting Policies — Advertising,” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 25, 2010 (the “2009 Form 10-K”)).

Restructuring costs and other, net:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change

Restructuring costs and other, net	$(0.2)	$18.3	$18.5	$(0.2)	$18.8	$19.0

In May 2009 the Company announced a worldwide restructuring (the “May 2009 Program”), which involved consolidating certain functions; reducing layers of management, where appropriate, to increase accountability and effectiveness; streamlining support functions to reflect the new organizational structure; and further consolidating the Company’s office facilities in New Jersey.

The $20.6 million of charges related to the May 2009 Program have been or will be paid out as follows: $11.0 million paid in 2009, $7.0 million expected to be paid in 2010 (of which $5.1 million was paid during the first half of 2010) and the balance of $2.6 million is expected to be paid thereafter. The May 2009 Program delivered savings of approximately $15 million in 2009 and the Company expects annualized savings of approximately $30 million in 2010 and thereafter (inclusive of the approximately $15 million in 2009).

During the second quarter of 2010 a $0.2 million favorable adjustment was recorded to restructuring costs associated with the May 2009 Program.

During the second quarter of 2009, the Company recorded charges of $18.3 million in restructuring costs and other, which are comprised of (1) an $18.2 million charge related to the May 2009 Program and (2) a $0.1 million charge related to the 2008 Programs.

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

Interest expense:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change

Interest expense	$24.5	$24.0	$(0.5)	$47.4	$48.1	$0.7

The $0.5 million increase in interest expense for the second quarter of 2010, as compared to the second quarter of 2009, was due to higher weighted average borrowing rates, partially offset by lower debt levels.

The $0.7 million decrease in interest expense for the first half of 2010, as compared to the first half of 2009, was primarily due to lower debt levels, partially offset by higher weighted average borrowing rates. Interest expense throughout the remainder of 2010 will continue to be impacted by higher weighted average borrowing rates as a result of the 2010 Refinancing.

(Gain) loss on early extinguishment of debt, net:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change

(Gain) loss on early extinguishment of debt, net	$—	$(0.5)	$(0.5)	$9.7	$(7.5)	$(17.2)

As a result of the 2010 Refinancing, the Company recognized a loss on the extinguishment of debt of $9.7 million during the first half of 2010, primarily due to $5.9 million of fees and expenses which were expensed as incurred in connection with the 2010 Refinancing, as well as the write-off of $3.8 million of unamortized deferred financing fees in connection with such refinancing.

In the first quarter of 2009, Products Corporation used $16.5 million to repurchase an aggregate principal amount of $23.9 million of its 9 1/2% Senior Notes (prior to their complete refinancing in November 2009 with the 9 3/4% Senior Secured Notes), and paid an additional $1.2 million of accrued and unpaid interest and fees through the respective dates of the repurchases. In the second quarter of 2009, Products Corporation used $6.3 million to repurchase an aggregate principal amount of $7.0 million of its 9 1/2% Senior Notes (prior to their complete refinancing in November 2009 with the 9 3/4% Senior Secured Notes) and paid an additional $0.2 million of accrued and unpaid interest and fees through the respective dates of the repurchases. As a result of these 2009 repurchases, the Company recorded a gain of $7.0 million during the first quarter of 2009 and a gain of $0.5 million during the second quarter of 2009, which are net of the write-off of the ratable portion of unamortized debt discounts and deferred financing fees.

Foreign currency losses:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change

Foreign currency losses	$0.1	$2.1	$2.0	$3.9	$4.5	$0.6

The $2.0 million decrease in foreign currency losses during the second quarter of 2010, as compared to the second quarter of 2009, was primarily driven by:

•	foreign currency gains related to the Company’s outstanding foreign currency forward exchange contracts (“FX Contracts”) for the second quarter of 2010, as compared to foreign currency losses related to the Company’s FX Contracts for the second quarter of 2009;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

with the foregoing partially offset by:

•	the unfavorable impact of the revaluation of certain U.S. dollar-denominated intercompany payables from the Company’s foreign subsidiaries during the second quarter of 2010.

The $0.6 million decrease in foreign currency losses during the first half of 2010, as compared to the first half of 2009, was primarily driven by:

•	foreign currency gains related to the Company’s outstanding FX Contracts for the first half of 2010, as compared to foreign currency losses related to the Company’s FX Contracts for the first half of 2009;

with the foregoing partially offset by:

•	a $2.8 million one-time foreign currency loss related to the required re-measurement of the balance sheet of the Company’s subsidiary in Venezuela (“Revlon Venezuela”) during the first quarter of 2010 to reflect the impact of the devaluation of Venezuela’s local currency relative to the U.S. dollar, as Venezuela has been designated as a highly inflationary economy effective January 1, 2010 (See “Financial Condition, Liquidity and Capital Resources — Impact of Foreign Currency Translation — Venezuela” in this Form 10-Q).

Provision for (benefit from) income taxes:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change

Provision for (benefit from) income taxes	$4.8	$0.2	$(4.6)	$9.8	$(1.9)	$(11.7)

The $4.8 million provision for income taxes for the second quarter of 2010, as compared to the $0.2 million provision for income taxes for the second quarter of 2009, was primarily attributable to the favorable resolution of a tax contingency in the U.S. in the second quarter of 2009 and higher taxable income for taxable subsidiaries in certain foreign jurisdictions in the second quarter of 2010, as compared to the second quarter of 2009.

The $9.8 million provision for income taxes in the first half of 2010, as compared to the $1.9 million benefit from income taxes for the first half of 2009, was primarily attributable to the favorable resolution of tax contingencies and other tax matters in the U.S. and certain foreign jurisdictions in the first half of 2009 and higher taxable income for taxable subsidiaries in certain foreign jurisdictions in the first half of 2010, as compared to the first half of 2009.

The Company has previously disclosed the details of its deferred tax assets, including the amount of its domestic tax loss carryforwards, the expiration dates thereof and the valuation allowance related to its deferred tax assets. (See Note 12, “Income Taxes,” to the Consolidated Financial Statements in the Company’s 2009 Form 10-K for further details regarding the Company’s deferred tax assets). In assessing the recoverability of its deferred tax assets, management regularly considers whether some portion or all of the deferred tax assets will not be realized based on the recognition threshold and measurement of a tax position in accordance with the Income Taxes Topic of the FASB Accounting Standards Codification (the “Income Taxes Topic”). The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In accordance with the Income Taxes Topic, based upon the level of historical taxable losses for the U.S., the Company has maintained a deferred tax valuation

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

allowance against its deferred tax assets in the U.S. through June 30, 2010. For 2008 and 2009, however, the Company has experienced continued improved earnings trends and has had cumulative taxable income in the U.S. The first half of 2010 has continued with positive earnings and if such earnings trends and our tax position continue, the Company may realize the benefits of all or a significant portion of its net U.S. deferred tax assets in the near term through a reduction in its deferred tax valuation allowance, based upon current expectations for future taxable income in the U.S. over the periods in which the deferred tax assets are recoverable. This would result in an income tax benefit that would be primarily reflected in net income.

Financial Condition, Liquidity and Capital Resources

At June 30, 2010, the Company had a liquidity position (excluding cash in compensating balance accounts), of $134.0 million, consisting of cash and cash equivalents (net of any outstanding checks) of $27.4 million, as well as $106.6 million in available borrowings under the 2010 Revolving Credit Facility.

Cash Flows

At June 30, 2010, the Company had cash and cash equivalents of $38.6 million, compared with $27.2 million at June 30, 2009. The following table summarizes the Company’s cash flows from operating, investing and financing activities for the six months ended June 30, 2010 and June 30, 2009, respectively:

	Six Months Ended
	June 30,
	2010	2009

Net cash provided by operating activities	$40.0	$17.6
Net cash used in investing activities	7.4	3.5
Net cash used in financing activities	47.9	40.4

Operating Activities

Net cash provided by operating activities in the first half of 2010 was $40.0 million, as compared to $17.6 million in the first half of 2009. This improvement in cash provided by operating activities in the first half of 2010, compared to the first half of 2009, was due to improved operating income, lower interest payments and lower incentive compensation payments.

Investing Activities

Net cash used in investing activities was $7.4 million and $3.5 million for the first half of 2010 and 2009, respectively. Net cash used in investing activities for the first half of 2010 included $7.6 million of cash used for capital expenditures. Net cash used in investing activities for the first half of 2009 included cash used for capital expenditures of $5.8 million, partially offset by cash provided by investing activities of $2.3 million from the net proceeds from the sale of certain assets.

Financing Activities

Net cash used in financing activities was $47.9 million and $40.4 million for the first half of 2010 and 2009, respectively. Net cash used in financing activities for the first half of 2010 included the 2010 Refinancing of the $815.0 million remaining aggregate principal amount of Products Corporation’s 2006 Term Loan Facility, partially offset by Products Corporation’s issuance of the $800.0 million aggregate principal amount of the 2010 Term Loan Facility, or $784.0 million, net of discounts and after giving effect to the $2.0 million scheduled amortization payment on the 2010 Term Loan Facility in the second quarter of 2010. Net cash used in financing activities for the first half of 2010 also included payment of financing costs

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

of $16.6 million, which is comprised of (i) the payment of $15.0 million of the $15.3 million of fees incurred in connection with the 2010 Refinancing and (ii) the payment of $1.6 million of the $25.1 million of fees incurred in connection with the refinancing of Product Corporation’s 9 1/2% Senior Notes in November 2009 with the 9 3/4% Senior Secured Notes due November 2015.

Net cash used in financing activities for the first half of 2009 includes debt reduction payments of $41.6 million, which is primarily comprised of the repayment of $18.7 million in principal amount of Products Corporation’s former 2006 Term Loan Facility (prior to its complete refinancing in March 2010 with the 2010 Term Loan Facility) and repurchases of $30.9 million in aggregate principal amount of Products Corporation’s 9 1/2% Senior Notes (prior to their complete refinancing in November 2009 with the 9 3/4% Senior Secured Notes) at an aggregate purchase price of $22.9 million.

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

Products Corporation was in compliance with all applicable covenants under the 2010 Credit Agreements upon closing the 2010 Refinancing and as of June 30, 2010. At June 30, 2010, the aggregate principal amount outstanding under the 2010 Term Loan Facility was $798.0 million and availability under the $140.0 million 2010 Revolving Credit Facility, based upon the calculated borrowing base less $21.8 million

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

of outstanding undrawn letters of credit and nil then drawn on the 2010 Revolving Credit Facility, was $106.6 million.

9 3/4% Senior Secured Notes due 2015

For detail regarding the 9 3/4% Senior Secured Notes, due November 2015, see Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2009 Form 10-K. (See Note 12, “Subsequent Event,” in this Form 10-Q.)

Products Corporation was in compliance with all applicable covenants under its 9 3/4% Senior Secured Notes as of June 30, 2010.

Senior Subordinated Term Loan

For detail regarding Products Corporation’s Senior Subordinated Term Loan from MacAndrews & Forbes (the “Senior Subordinated Term Loan”), consisting of (i) the $48.6 million of the $107.0 million aggregate outstanding principal amount of the Senior Subordinated Term Loan that was contributed to Revlon, Inc. by MacAndrews & Forbes (the “Contributed Loan”), which matures on October 8, 2013 and (ii) the $58.4 million principal amount of the Senior Subordinated Term Loan which remains owing from Products Corporation to MacAndrews & Forbes (the “Non-Contributed Loan”), which matures on October 8, 2014, see Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2009 Form 10-K.

Interest Rate Swap Transaction

Prior to its expiration in April 2010, the Company’s floating-to-fixed interest rate swap had a notional amount of $150.0 million initially relating to indebtedness under Products Corporation’s former 2006 Term Loan Facility (prior to its complete refinancing in March 2010) and which also related, through its expiration in April 2010, to a notional amount of $150.0 million relating to indebtedness under Products Corporation’s 2010 Term Loan Facility (the “2008 Interest Rate Swap”). Under the terms of the 2008 Interest Rate Swap, Products Corporation was required to pay to the counterparty a quarterly fixed interest rate of 2.66% on the $150.0 million notional amount under the 2008 Interest Rate Swap (which, based upon the 4.0% applicable margin, effectively fixed the interest rate on such notional amounts at 6.66% for the 2-year term of such swap), commencing in July 2008, while receiving a variable interest rate payment from the counterparty equal to three-month U.S. dollar LIBOR.

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

Impact of Foreign Currency Translation — Venezuela

Highly-Inflationary Economy:  Effective January 1, 2010, Venezuela has been designated as a highly inflationary economy under U.S. GAAP. As a result, beginning January 1, 2010, the U.S. dollar is the

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

functional currency for the Company’s subsidiary in Venezuela. Through December 31, 2009, prior to Venezuela being designated as highly inflationary, currency translation adjustments of Revlon Venezuela’s balance sheet were reflected in shareholders’ equity as part of Other Comprehensive Income; however, subsequent to January 1, 2010, such adjustments are reflected in earnings.

Currency Devaluation:  On January 8, 2010, the Venezuelan government announced the devaluation of its local currency (“Bolivars”) relative to the U.S. dollar. The official exchange rate for non-essential goods has changed from 2.15 to 4.30. The Company uses Venezuela’s official rate to translate the financial statements of Revlon Venezuela. In the second quarter of 2010 the devaluation had the impact of reducing reported net sales and operating income by $7.8 million and $2.0 million, respectively. In the first half of 2010 the devaluation had the impact of reducing reported net sales and operating income by $13.2 million and $3.9 million, respectively. Additionally, to reflect the impact of the currency devaluation, a one-time foreign currency loss of $2.8 million was recorded in January 2010 as a result of the required re-measurement of Revlon Venezuela’s balance sheet. As Venezuela has been designated as a highly inflationary economy effective January 1, 2010, this foreign currency loss was reflected in earnings in the first quarter of 2010.

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

The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt service payments and costs, debt repurchases and regularly scheduled pension and post-retirement benefit plan contributions and benefit payments. The Company’s cash contributions to its pension and post-retirement benefit plans in the first half of 2010 were $11.8 million. In accordance with the minimum pension contributions required under the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and as amended by the Worker, Retiree and Employer Recovery Act of 2008, the Company expects cash contributions to its pension and post-retirement benefit plans to be approximately $25 million in the aggregate for full year 2010. The Company’s purchases of permanent wall displays and capital expenditures in the first half of 2010 were $17.7 million and $7.6 million, respectively. The Company expects purchases of permanent wall displays and capital expenditures in the aggregate for full year 2010 to be approximately $40 million and $20 million, respectively, inclusive of amounts expended in the first half of 2010. (See “Restructuring Costs and Other, Net” above in this Form 10-Q for discussion of the Company’s expected uses of funds in connection with its various restructuring programs.)

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

The Company may also, from time to time, seek to retire or purchase its outstanding debt obligations in open market purchases, in privately negotiated transactions or otherwise and may seek to refinance some or all of its indebtedness based upon market conditions. Any retirement, purchase of debt or other refinancing may be funded with operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material.

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

Products Corporation enters into foreign currency forward exchange contracts and option contracts from time to time to hedge certain net cash flows denominated in currencies other than the local currencies of the Company’s foreign and domestic operations. The foreign currency forward exchange contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. There were foreign currency forward exchange contracts with a notional amount of $43.5 million outstanding at June 30, 2010. The fair value of foreign currency forward exchange contracts outstanding at June 30, 2010 was $0.6 million.

Disclosures about Contractual Obligations and Commercial Commitments

As of June 30, 2010, there had been no material changes to the Company’s total contractual cash obligations, as set forth in the contractual obligations and commercial commitments table included in the Company’s 2009 Form 10-K, other than those entered into in connection with consummating the 2010 Refinancing.

The following table reflects the impact of the 2010 Refinancing on the Company’s long-term debt obligations:

	Payments Due by Period
	(dollars in millions)
Contractual Obligations		2010
As of June 30, 2010	Total	Q3-Q4	2011-2012	2013-2014	After 2014
Long-term debt, including current portion	$1,128.0	$4.0	$16.0	$16.0	$1,092.0
Interest on long-term debt(a)	408.6	49.9	159.9	157.8	41.0

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

(a)	Consists of interest on the $330.0 million in aggregate principal amount of the 9 3/4% Senior Secured Notes and on the $798.0 million in aggregate principal amount outstanding under the 2010 Term Loan Facility through the respective maturity dates based upon assumptions regarding the amount of debt outstanding under the 2010 Credit Facilities and assumed interest rates.

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

Effect of Recent Accounting Pronouncements

See discussion of recent accounting pronouncements in Note 1, “Description of Business and Basis of Presentation,” to the Unaudited Consolidated Financial Statements in this Form 10-Q.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company’s policy is to manage market risk through a combination of fixed and floating rate debt, the use of foreign exchange forward contracts, interest rate hedging transactions and option contracts. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in Item 7A of the Company’s 2009 Form 10-K (“Item 7A”) describes significant aspects of the Company’s financial instrument programs that have material market risk as of December 31, 2009. The following table presents the information required by Item 7A as of June 30, 2010:

	Expected maturity date for the Year Ended December 31,							Fair Value
	(dollars in millions, except for rate information)							June 30,
Debt	2010	2011	2012	2013	2014	Thereafter	Total	2010

Short-term variable rate (various currencies)	$5.7						$5.7	$5.7
Average interest rate(a)	8.4%
Long-term fixed rate — third party ($US)						$330.0	330.0	335.8
Average interest rate						9.75%
Long-term fixed rate — affiliates ($US)				$48.6(b )	$58.4(b )		107.0	100.7
Average interest rate				12.75%	12.0%
Long-term variable rate — third party ($US)	4.0	$8.0	$8.0	8.0	8.0	762.0	798.0	777.1
Average interest rate(a)	6.0%	6.0%	6.0%	6.1%	6.3%	6.4%

Total debt	$9.7	$8.0	$8.0	$56.6	$66.4	$1,092.0	$1,240.7	$1,219.3

(a)	Weighted average variable rates are based upon implied forward rates from the U.S. Dollar LIBOR yield curves at June 30, 2010.

(b)	Represents $107.0 million aggregate principal amount outstanding of the Senior Subordinated Term Loan as of June 30, 2010, which Contributed Loan ($48.6 million) matures on October 8, 2013 and bears interest at an annual rate of 12.75% and which Non-Contributed Loan ($58.4 million) loan matures on October 8, 2014 and bears interest at an annual rate of 12%. Interest on the Senior Subordinated Term Loan is payable in arrears in cash on January 8, April 8, July 8, and October 8 of each year.

	Average	Original	Contract
	Contractual	US Dollar	Value	Fair Value
	Rate	Notional	June 30,	June 30,
Forward Contracts	$/FC	Amount	2010	2010

Sell Canadian Dollars/Buy USD	0.9528	$13.7	$13.9	$0.2
Sell Australian Dollars/Buy USD	0.8530	9.3	9.6	0.3
Sell British Pounds/Buy USD	1.5354	5.3	5.5	0.2
Sell South African Rand/Buy USD	0.1279	5.1	5.1	—
Sell USD/Buy Japanese Yen	0.0111	4.7	4.8	0.1
Sell USD/Buy Australian Dollars	0.8698	2.6	2.5	(0.1)
Buy Australian Dollars/Sell New Zealand Dollars	1.2553	2.5	2.4	(0.1)
Sell New Zealand Dollars/Buy USD	0.6892	0.3	0.3	—

Total forward contracts		$43.5	$44.1	$0.6

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Item 4T.	Controls and Procedures

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

(b)  Changes in Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the second quarter and six months ended June 30, 2010, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company’s actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company’s expectations and estimates (whether qualitative or quantitative) as to:

(i)	the Company’s future financial performance;

(ii)	the effect on sales of decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel; adverse changes in currency exchange rates; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors, changes in consumer purchasing habits, including with respect to shopping channels; retailer inventory management; retailer space reconfigurations or reductions in retailer display space; changes in retailer pricing or promotional strategies; less than anticipated results from the Company’s existing or new products or from its advertising, promotional and/or marketing plans; or if the Company’s expenses, including, without limitation, for pension expense under its benefit plans, advertising, promotional and marketing activities or for sales returns related to any reduction of retail space, product discontinuances or otherwise, exceed the anticipated level of expenses;

(iii)	the Company’s belief that the continued execution of its business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands, further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, any of which, whose intended purpose would be to create value through profitable growth, could result in the Company making investments and/or recognizing charges related to executing against such opportunities;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

(iv)	our expectations regarding our strategic goal to profitably grow our business and as to the business strategies employed to achieve this goal, which are: (a) continuing to build our strong brands by focusing on innovative, high-quality, consumer-preferred brand offering; effective consumer brand communication; appropriate levels of advertising and promotion; and superb execution with our retail partners; (b) continuing to develop our organizational capability through attracting, retaining and rewarding highly capable people and through performance management, development planning, succession planning and training; (c) continuing to drive common global processes which are designed to provide the most efficient allocation of our resources; (d) continuing to focus on increasing our operating profit and cash flow; and (e) continuing to improve our capital structure by focusing on strengthening our balance sheet and reducing debt;

(v)	restructuring activities, restructuring costs and charges, the timing of restructuring payments and the benefits from such activities, including, without limitation, our expectation of annualized savings of approximately $30 million in 2010 and thereafter (inclusive of the approximately $15 million in 2009) from the May 2009 Program;

(vi)	the Company’s expectation that operating revenues, cash on hand and funds available for borrowing under Products Corporation’s 2010 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2010, including the cash requirements referred to in item (viii) below;

(vii)	the Company’s expected principal sources of funds, including operating revenues, cash on hand and funds available for borrowing under Products Corporation’s 2010 Revolving Credit Facility and other permitted lines of credit, as well as the availability of funds from refinancing Products Corporation’s indebtedness, selling assets or operations, capital contributions and/or loans from MacAndrews & Forbes, Revlon, Inc., the Company’s other affiliates and/or third parties and/or the sale of additional debt securities of Products Corporation;

(viii)	the Company’s expected principal uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, payments in connection with the Company’s purchases of permanent wall displays, capital expenditure requirements, restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt service payments and costs, debt repurchases (including, without limitation, that the Company may also, from time to time, seek to retire or purchase its outstanding debt obligations in open market purchases, in privately negotiated transactions or otherwise and may seek to refinance some or all of its indebtedness based upon market conditions) and regularly scheduled pension and post-retirement benefit plan contributions and benefit payments, and its estimates of the amount and timing of its operating expenses, restructuring costs and payments, severance costs and payments, debt service payments (including payments required under Products Corporation’s debt instruments), debt repurchases, cash contributions to the Company’s pension plans and its other post-retirement benefit plans and benefit payments in 2010, purchases of permanent wall displays and capital expenditures;

(ix)	matters concerning the Company’s market-risk sensitive instruments, including the Company’s expectations as to the counterparty’s performance, including that any loss arising from the non-performance by the counterparty would not be material;

(x)	the Company’s plan to efficiently manage its cash and working capital, including, among other things, programs to reduce inventory levels over time; centralized purchasing to secure discounts and efficiencies in procurement; providing discounts to U.S. customers for more timely payment of receivables; prudent management of accounts payable; and targeted controls on general and administrative spending;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

(xi)	the Company’s expectations regarding its future pension expense, cash contributions and benefit payments under its benefit plans;

(xii)	the Company’s expectations that interest expense throughout the remainder of 2010 will be impacted by higher weighted average borrowing rates as a result of the 2010 Refinancing;

(xiii)	the Company’s expectations that consistent with the Company’s business strategy to build its strong brands, in the third quarter of 2010, as compared to the third quarter of 2009, the Company currently intends to support its brands with increased advertising spending (as defined in the Company’s 2009 Form 10-K); and

(xiv)	the Company’s expectation that if the positive earnings trends reflected in 2008, 2009 and the first half of 2010 and our tax position continue, the Company may realize the benefits of all or a significant portion of its net U.S. deferred tax assets in the near term through a reduction in its deferred tax valuation allowance, based upon current expectations for future taxable income in the U.S. over the periods in which the deferred tax assets are recoverable and this would result in an income tax benefit that would be primarily reflected in net income.

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

Investors are advised, however, to consult any additional disclosures the Company made or may make in its 2009 Form 10-K, and in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC in 2010 (which, among other places, can be found on the SEC’s website at http://www.sec.gov). Except as expressly set forth in this Form 10-Q, the information available from time to time on such website shall not be deemed incorporated by reference into this Quarterly Report on Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. (See also Item 1A. “Risk Factors” in the Company’s 2009 Form 10-K for further discussion of risks associated with the Company’s business and indebtedness.) In addition to factors that may be described in the Company’s filings with the SEC, including this filing, the following factors, among others, could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

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

(ii)	in addition to the items discussed in (i) above, the effects of and changes in economic conditions (such as continued volatility in the financial markets, inflation, monetary conditions and foreign currency fluctuations, as well as in trade, monetary, fiscal and tax policies in international markets) and political conditions (such as military actions and terrorist activities);

(iii)	unanticipated costs or difficulties or delays in completing projects associated with the continued execution of the Company’s business strategy or lower than expected revenues or the inability to create value through profitable growth as a result of such strategy, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more brands or product lines, launching of new product lines, including difficulties or delays, or higher than expected expenses, including for sales returns, in launching its new products, acquiring businesses or brands, further refining its approach to retail merchandising, and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company’s manufacturing, sourcing, supply chain or organizational size and structure;

(iv)	difficulties, delays or unanticipated costs in achieving our strategic goal to profitably grow our business and as to the business strategies employed to achieve this goal, such as (a) difficulties, delays or our inability to build our strong brands, such as due to less than effective product development, less than expected acceptance of our new or existing products by consumers and/or retail customers, less than expected acceptance of our advertising, promotional and/or marketing plans by our consumers and/or retail customers, less than expected investment in advertising, promotional and/or marketing activities or greater than expected competitive investment, less than expected acceptance of our brand communication by consumers and/or retail partners, less than expected levels of advertising, promotional and/or marketing activities for our new product launches and/or less than expected levels of execution with our retail partners or higher than expected costs and expenses; (b) difficulties, delays or the inability to develop our organizational capability; (c) difficulties, delays or unanticipated costs in connection with our plans to drive our company to act globally, such as due to higher than anticipated levels of investment required to support and build our brands globally or less than anticipated results from our national and multi-national brands; (d) difficulties, delays or unanticipated costs in connection with our plans to improve our operating profit and cash flow, such as difficulties, delays or the inability to take actions intended to improve results in sales returns, cost of goods sold, general and administrative expenses, working capital management and/or sales growth; and/or (e) difficulties, delays or unanticipated costs in consummating, or our inability to consummate, transactions to improve our capital structure, strengthen our balance sheet and/or reduce debt, including higher than expected costs (including interest rates);

(v)	difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company’s restructuring activities, such as less than anticipated cost reductions or other benefits from the 2009 Programs and/or 2008 Programs and the risk that any of such programs may not satisfy the Company’s objectives;

(vi)	lower than expected operating revenues, cash on hand and/or funds available under the 2010 Revolving Credit Facility and/or other permitted lines of credit or higher than anticipated operating expenses, such as referred to in clause (viii) below;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

(vii)	the unavailability of funds under Products Corporation’s 2010 Revolving Credit Facility or other permitted lines of credit, or from refinancing indebtedness, selling assets or operations or from capital contributions and/or loans from MacAndrews & Forbes, Revlon, Inc., the Company’s other affiliates and/or third parties and/or the sale of additional debt securities of Products Corporation;

(viii)	higher than expected operating expenses, sales returns, working capital expenses, permanent wall display costs, capital expenditures, restructuring costs, severance not otherwise included in the Company’s restructuring programs, debt service payments, debt repurchases, regularly scheduled pension plan contributions and/or post-retirement benefit plan contributions and/or benefit payments;

(ix)	interest rate or foreign exchange rate changes affecting the Company and its market-risk sensitive financial instruments and/or difficulties, delays or the inability of the counterparty to perform such transactions;

(x)	difficulties, delays or the inability of the Company to efficiently manage its cash and working capital;

(xi)	lower than expected returns on pension plan assets and/or lower discount rates, which could result in higher than expected cash contributions and/or pension expense;

(xii)	unexpected circumstances impacting the Company’s expectations that interest expense throughout the remainder of 2010 will be impacted by higher weighted average borrowing rates as a result of the 2010 Refinancing;

(xiii)	lower than expected, or other unanticipated changes in, advertising spending (as defined in the Company’s 2009 Form 10-K) to support its brands in the third quarter of 2010, as compared to the third quarter of 2009; and/or

(xiv)	changes in the Company’s earnings trends, tax position or future taxable income in the U.S. that may impact the amount or timing of the Company’s realization of the benefits of all or a significant portion of its net U.S. deferred tax assets in the near term through a reduction in its deferred tax valuation allowance.

Factors other than those listed above could also cause the Company’s results to differ materially from expected results. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Website Availability of Reports and Other Corporate Governance Information

Revlon, Inc., which owns 100% of Products Corporation’s common stock, maintains a comprehensive corporate governance program, including Corporate Governance Guidelines for Revlon, Inc.’s Board of Directors, Revlon, Inc.’s Board Guidelines for Assessing Director Independence and charters for Revlon, Inc.’s Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee. Revlon, Inc. maintains a corporate investor relations website, www.revloninc.com, where stockholders and other interested persons may review, without charge, among other things, electronic printable copies of Revlon, Inc.’s corporate governance materials and certain SEC filings (such as Revlon, Inc.’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, annual reports, Section 16 reports reflecting certain changes in the stock ownership of Revlon, Inc.’s directors and Section 16 officers, and certain other documents filed with the SEC), each of which are generally available on the same business day as the filing date with the SEC on the SEC’s website http://www.sec.gov, as well as on Revlon, Inc.’s corporate website http://www.revloninc.com. In addition, under the section of its website entitled, “Corporate Governance,” Revlon, Inc. posts electronic printable copies of the latest versions of its Corporate Governance Guidelines, Board Guidelines for Assessing Director Independence, charters for

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Revlon, Inc.’s Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee, as well as Revlon, Inc.’s and the Company’s Code of Business Conduct, which includes Revlon, Inc.’s and the Company’s Code of Ethics for Senior Financial Officers and the Audit Committee Pre-Approval Policy. If the Company changes the Senior Financial Officer Code of Ethics in any material respect or waives any provision of the Code of Business Conduct for its executive officers or Directors, including waivers of the Senior Financial Officer Code of Ethics for any of its Senior Financial Officers, the Company expects to provide the public with notice of any such change or waiver by publishing an appropriate description of such event on its corporate website, www.revloninc.com, or by other appropriate means as required or permitted under applicable rules of the SEC. The Company does not currently expect to make any such waivers. The business and financial materials and any other statement or disclosure on, or made available through, the websites referenced herein shall not be deemed incorporated by reference into this report.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information set forth in this report, when evaluating the Company’s business, investors should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in the Company’s 2009 Form 10-K.

Item 5.	Exhibits

*31.1	Certification of Alan T. Ennis, Chief Executive Officer, dated July 29, 2010, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Steven Berns, Chief Financial Officer, dated July 29, 2010, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1 (furnished herewith)	Certification of Alan T. Ennis, Chief Executive Officer, dated July 29, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (furnished herewith)	Certification of Steven Berns, Chief Financial Officer, dated July 29, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 29, 2010

REVLON CONSUMER PRODUCTS CORPORATION
Registrant

By: /s/ Steven Berns	By: /s/ Gina M. Mastantuono

Steven Berns	Gina M. Mastantuono
Executive Vice President and	Senior Vice President,
Chief Financial Officer	Corporate Controller and
Chief Accounting Officer