Form 10-Q
period 2010-09-30
REVLON CONSUMER PRODUCTS CORP
filed 2010-10-28
CIK 890547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☒

The number of shares outstanding of the registrant’s common stock was 5,260 shares as of September 30, 2010, all of which were held by one affiliate, Revlon, Inc.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	September 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$40.5	$54.5
Trade receivables, less allowance for doubtful accounts of $3.2 and $3.8 as of September 30, 2010 and December 31, 2009, respectively	172.9	181.7
Inventories	132.9	119.2
Prepaid expenses and other	108.1	90.9

Total current assets	454.4	446.3
Property, plant and equipment, net	109.5	111.7
Other assets	93.0	89.9
Goodwill, net	182.6	182.6

Total assets	$839.5	$830.5

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current liabilities:
Short-term borrowings	$6.5	$0.3
Current portion of long-term debt	8.0	13.6
Accounts payable	89.8	82.4
Accrued expenses and other	208.9	208.9

Total current liabilities	313.2	305.2
Long-term debt	1,102.1	1,127.8
Long-term debt — affiliates	107.0	107.0
Long-term pension and other post-retirement plan liabilities	199.2	216.3
Other long-term liabilities	61.4	68.0
Stockholder’s deficiency:
RCPC Preferred Stock, par value $1.00 per share: 1,000 shares authorized; 546 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	54.6	54.6
Common Stock, par value $1.00 per share: 10,000 shares authorized; 5,260 shares issued as of September 30, 2010 and December 31, 2009, respectively	—	—
Additional paid-in capital	941.2	938.4
Accumulated deficit	(1,791.7)	(1,828.9)
Accumulated other comprehensive loss	(147.5)	(157.9)

Total stockholder’s deficiency	(943.4)	(993.8)

Total liabilities and stockholder’s deficiency	$839.5	$830.5

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	$319.0	$326.2	$952.2	$951.3
Cost of sales	110.4	117.9	326.1	349.5

Gross profit	208.6	208.3	626.1	601.8
Selling, general and administrative expenses	167.9	152.2	489.2	465.0
Restructuring costs and other, net	—	2.6	(0.2)	21.4

Operating income	40.7	53.5	137.1	115.4

Other expenses (income):
Interest expense	24.7	23.0	72.1	71.1
Interest income	(0.1)	—	(0.3)	(0.4)
Amortization of debt issuance costs	1.1	1.4	3.5	4.2
(Gain) loss on early extinguishment of debt, net	—	(0.3)	9.7	(7.8)
Foreign currency losses, net	0.8	0.2	4.7	4.7
Miscellaneous, net	0.4	0.4	1.2	0.7

Other expenses, net	26.9	24.7	90.9	72.5

Income from continuing operations before income taxes	13.8	28.8	46.2	42.9
(Benefit from) provision for income taxes	(0.5)	2.5	9.3	0.6

Income from continuing operations, net of taxes	14.3	26.3	36.9	42.3
(Loss) income from discontinued operations, net of taxes	(0.1)	—	0.3	0.3

Net income	$14.2	$26.3	$37.2	$42.6

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDER’S DEFICIENCY
AND COMPREHENSIVE INCOME (LOSS)
(dollars in millions)

				Accumulated
		Additional		Other	Total
	Preferred	Paid-In-	Accumulated	Comprehensive	Stockholder’s
	Stock	Capital	Deficit	Loss	Deficiency

Balance, January 1, 2010	$54.6	$938.4	$(1,828.9)	$(157.9)	$(993.8)
Amortization of deferred compensation for restricted stock		2.8			2.8
Comprehensive income:
Net income			37.2		37.2
Revaluation of financial derivative instruments(a)				1.7	1.7
Currency translation adjustment				4.7	4.7
Amortization of pension related costs(b)				4.0	4.0

Total comprehensive income					47.6

Balance, September 30, 2010	$54.6	$941.2	$(1,791.7)	$(147.5)	$(943.4)

(a)	See Note 4, “Comprehensive Income,” and Note 8, “Financial Instruments,” for details regarding the net amount of hedge accounting derivative losses recognized due to the Company’s use of derivative financial instruments and a reversal of net amounts accumulated in Accumulated Other Comprehensive Loss due to the discontinuance of hedge accounting on the 2008 Interest Rate Swap (as hereinafter defined) prior to its expiration in April 2010 as a result of the 2010 Refinancing (as hereinafter defined).

(b)	See Note 2, “Pension and Post-retirement Benefits,” and Note 4, “Comprehensive Income,” for details on the change in Accumulated Other Comprehensive Loss as a result of the amortization of unrecognized prior service costs and actuarial losses arising during the first nine months of 2010.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Nine Months
	Ended
	September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37.2	$42.6
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of taxes	(0.3)	(0.3)
Depreciation and amortization	42.3	45.5
Amortization of debt discount	1.7	0.5
Stock compensation amortization	2.8	4.6
Loss (gain) on early extinguishment of debt, net	9.7	(7.8)
Amortization of debt issuance costs	3.5	4.2
Gain on sale of certain assets	—	(1.6)
Pension and other post-retirement expense	7.1	20.7
Change in assets and liabilities:
Decrease in trade receivables	3.6	8.3
(Increase) decrease in inventories	(12.0)	24.0
Increase in prepaid expenses and other current assets	(21.6)	(10.6)
Increase (decrease) in accounts payable	18.0	(0.7)
Increase (decrease) in accrued expenses and other current liabilities	11.2	(7.2)
Pension and other post-retirement plan contributions	(20.1)	(18.7)
Purchases of permanent displays	(25.8)	(26.1)
Other, net	(7.8)	(4.4)

Net cash provided by operating activities	49.5	73.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12.0)	(10.9)
Proceeds from the sale of certain assets	0.2	2.3

Net cash used in investing activities	(11.8)	(8.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(2.9)	(7.1)
Repayments under the 2006 Term Loan Facility	(815.0)	(18.7)
Borrowings under the 2010 Term Loan Facility	786.0	—
Repayments of long-term debt	(4.0)	(31.2)
Payment of financing costs	(17.0)	—

Net cash used in financing activities	(52.9)	(57.0)

CASH FLOWS FROM DISCONTINUED OPERATIONS ACTIVITIES:
Net cash provided by discontinued operating activities	—	0.2

Net cash provided by discontinued operations	—	0.2

Effect of exchange rate changes on cash and cash equivalents	1.2	2.1

Net (decrease) increase in cash and cash equivalents	(14.0)	9.7
Cash and cash equivalents at beginning of period	54.5	52.8

Cash and cash equivalents at end of period	$40.5	$62.5

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$63.6	$66.1
Income taxes, net of refunds	$11.0	$9.5

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(1)	Description of Business and Basis of Presentation

Revlon Consumer Products Corporation (“Products Corporation” and together with its subsidiaries, the “Company”) operates in a single segment and manufactures, markets and sells an extensive array of cosmetics, women’s hair color, beauty tools, anti-perspirant deodorants, fragrances, skincare and other beauty care products. Products Corporation is a direct wholly-owned operating subsidiary of Revlon, Inc., which is a direct and indirect majority-owned subsidiary of MacAndrews & Forbes Holdings Inc. (“MacAndrews & Forbes Holdings” and, together with certain of its affiliates other than Revlon, Inc. and the Company, “MacAndrews & Forbes”), a corporation wholly owned by Ronald O. Perelman.

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

In May 2009, Products Corporation also amended, effective December 31, 2009, its qualified and non-qualified defined contribution savings plans for its U.S.-based employees, creating a new discretionary profit sharing component under such plans that will enable the Company, should it elect to do so, to make discretionary profit sharing contributions. The Company will determine in the fourth quarter of each year whether and, if so, to what extent, profit sharing contributions would be made for the following year. In December 2009, the Company determined that the discretionary profit sharing contribution during 2010 would be 5% of eligible compensation, to be credited on a quarterly basis. (The savings plan amendments described above in this Note 2 are hereinafter referred to as the “May 2009 Savings Plan Amendments” and, together with the May 2009 Pension Plan Amendments, as the “May 2009 Plan Amendments.”)

In the three and nine months ended September 30, 2010, the Company recognized lower net periodic benefit cost primarily due to the impact of the May 2009 Plan Amendments which ceased future benefit accruals under the Revlon Employees’ Retirement Plan and the Revlon Pension Equalization Plan after December 31, 2009 and which resulted in a change in the amortization period of actuarial gains (losses) from the remaining service period to the remaining life expectancy of plan participants.

During 2009, the Company recorded an $8.6 million decrease in its pension liabilities which was offset against Accumulated Other Comprehensive Loss as a result of the pension curtailment and the re-measurement of the pension liabilities performed in the second quarter of 2009 in connection with the May 2009 Pension Plan Amendments and the May 2009 Program (as defined in Note 5, “Restructuring Costs and Other, Net”). The net decrease in pension liabilities was comprised of a non-cash curtailment gain of approximately $9.2 million which was recorded as an offset against the net actuarial losses previously reported within accumulated other comprehensive income (loss), partially offset by a net increase in pension liabilities of $0.6 million as a result of the re-measurements noted above.

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The components of net periodic benefit cost for the pension and the other post-retirement benefit plans for the third quarter of 2010 and 2009, respectively, are as follows:

			Other
			Post-retirement
	Pension Plans		Benefit Plans
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net periodic benefit costs:
Service cost	$0.4	$1.8	$—	$—
Interest cost	8.5	8.6	0.2	0.2
Expected return on plan assets	(8.0)	(7.0)	—	—
Amortization of actuarial loss	1.2	3.1	0.1	0.1

	$2.1	$6.5	$0.3	$0.3

The components of net periodic benefit cost for the pension and the other post-retirement benefit plans for the nine-month periods ended September 30, 2010 and 2009, respectively, are as follows:

			Other
			Post-retirement
	Pension Plans		Benefit Plans
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net periodic benefit costs:
Service cost	$1.2	$5.8	$—	$—
Interest cost	25.4	26.0	0.6	0.6
Expected return on plan assets	(24.1)	(20.6)	—	—
Amortization of prior service cost	—	(0.1)	—	—
Amortization of actuarial loss	3.8	9.7	0.2	0.1
Curtailment gain	—	(0.8)	—	—

	6.3	20.0	0.8	0.7
Portion allocated to Revlon Holdings LLC	(0.1)	(0.1)	—	—

	$6.2	$19.9	$0.8	$0.7

The Company expects net periodic benefit costs for the pension and the other post-retirement benefit plans to be approximately $10 million for all of 2010, compared with $27.3 million in 2009. The Company currently expects to contribute approximately $25 million in the aggregate to its pension plans and other post-retirement benefits plans in 2010. During the third quarter of 2010, $8.1 million and $0.2 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During the nine-month period ended September 30, 2010, $19.5 million and $0.6 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively.

Relevant aspects of the qualified defined benefit pension plans, nonqualified pension plans and other post-retirement benefit plans sponsored by Products Corporation are disclosed in the Company’s 2009 Form 10-K.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(3)	Inventories

	September 30,	December 31,
	2010	2009

Raw materials and supplies	$44.3	$42.7
Work-in-process	10.2	12.0
Finished goods	78.4	64.5

	$132.9	$119.2

(4)	Comprehensive Income

The components of comprehensive income for the third quarter of 2010 and 2009 and the nine-month periods ended September 30, 2010 and 2009, respectively, are as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$14.2	$26.3	$37.2	$42.6
Other comprehensive income:
Revaluation of financial derivative instruments(a)	—	1.7	1.7	3.0
Currency translation adjustment	5.5	1.6	4.7	9.0
Amortization of pension related costs(b)	1.3	3.2	4.0	8.9
Pension re-measurement(c)	—	—	—	(0.6)
Pension curtailment gain(c)	—	—	—	9.2

Total other comprehensive income	6.8	6.5	10.4	29.5

Comprehensive income	$21.0	$32.8	$47.6	$72.1

(a)	The amount for the nine months ended September 30, 2010 relates to (1) the reclassification of an unrecognized loss of $0.8 million on the 2008 Interest Rate Swap prior to its expiration in April 2010 from Accumulated Other Comprehensive Loss into earnings due to the discontinuance of hedge accounting as a result of the 2010 Refinancing (see Note 8, “Financial Instruments”) and (2) the reversal of amounts recorded in Accumulated Other Comprehensive Loss pertaining to a net settlement payment of $0.9 million on the 2008 Interest Rate Swap. The amount for the nine months ended September 30, 2009 relates to (1) net unrealized losses of $1.4 million on the 2008 Interest Rate Swap and the interest rate swap which expired in September 2009 (together, the “Interest Rate Swaps” as defined in Note 11, “Financial Instruments,” of the Company’s 2009 Form 10-K) and (2) the reversal of amounts recorded in Accumulated Other Comprehensive Loss pertaining to net settlement receipts of $0.8 million and net settlement payments of $5.2 million on the Interest Rate Swaps.

(b)	The amounts represent the change in Accumulated Other Comprehensive Loss as a result of the amortization of actuarial losses arising during the third quarters of 2010 and 2009, respectively, and the nine-month periods ended September 30, 2010 and 2009, respectively, related to the Company’s pension and other post-retirement benefit plans.

(c)	The $0.6 million increase in pension liabilities recorded within Accumulated Other Comprehensive Loss is the result of the re-measurement of the pension liabilities performed in the second quarter of 2009 in connection with the May 2009 Pension Plan Amendments, as well as the May 2009 Program. In connection with the May 2009 Pension Plan Amendments, the Company also recognized a curtailment gain of $9.2 million, which reduced its pension liability and was recorded as an offset against the net

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

actuarial losses previously reported within Accumulated Other Comprehensive Loss. (See Note 2, “Pension and Post-retirement Benefits.”)

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

The $20.6 million of charges related to the May 2009 Program has been or is expected to be paid out as follows: $11.0 million paid in 2009, $7.0 million expected to be paid in 2010 (of which $6.0 million was paid during the nine-month period ended September 30, 2010) and the balance of $2.6 million expected to be paid thereafter.

During the nine-month period ended September 30, 2010, a $0.2 million adjustment was recorded to restructuring costs and other, net to reflect lower than originally anticipated expenses associated with the May 2009 Program.

During the third quarter of 2009, the Company recorded charges of $2.6 million in restructuring costs and other, net for lease and equipment write-offs related to the May 2009 Program.

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

Details of the movements in the restructuring accrual for the 2008 Programs and 2009 Programs during the nine-month period ended September 30, 2010 are as follows:

	Balance				Balance
	as of	(Income)			as of
	January 1,	Expenses,	Utilized, Net		September 30,
	2010	Net	Cash	Noncash	2010

Employee severance and other personnel benefits:
2008 Programs	$0.3	$—	$(0.3)	$—	$—
2009 Programs	7.6	(0.1)	(5.6)	—	1.9

	7.9	(0.1)	(5.9)	—	1.9
Lease exit	2.3	(0.1)	(0.4)	—	1.8

Total restructuring costs and other, net	$10.2	$(0.2)	$(6.3)	$—	$3.7

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(6)	Geographic, Financial and Other Information

The Company manages its business on the basis of one reportable operating segment. As of September 30, 2010, the Company had operations established in 14 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

In the tables below, certain prior year amounts have been reclassified to conform to the current period’s presentation.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2010		2009		2010		2009

Geographic area:
Net sales:
United States	$166.7	52%	$183.7	56%	$528.1	55%	$560.9	59%
Outside of the United States	152.3	48%	142.5	44%	424.1	45%	390.4	41%

	$319.0		$326.2		$952.2		$951.3

	September 30,		December 31,
	2010		2009

Long-lived assets:
United States	$300.9	78%	$302.2	79%
Outside of the United States	84.2	22%	82.0	21%

	$385.1		$384.2

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2010		2009		2010		2009

Classes of similar products:
Net sales:
Color cosmetics	$183.1	57%	$191.3	59%	$583.0	61%	$582.1	61%
Beauty care and fragrance	135.9	43%	134.9	41%	369.2	39%	369.2	39%

	$319.0		$326.2		$952.2		$951.3

(7)	Fair Value Measurements

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

As of September 30, 2010, the fair values of the Company’s financial assets and liabilities, namely its FX Contracts (as hereinafter defined), are categorized as presented in the table below:

	Total	Level 1	Level 2	Level 3

Assets:
Derivatives:
FX Contracts(a)	$0.3	$—	$0.3	$—

Total assets at fair value	$0.3	$—	$0.3	$—

Liabilities:
Derivatives:
FX Contracts(a)	$1.4	$—	$1.4	$—

Total liabilities at fair value	$1.4	$—	$1.4	$—

(a)	The fair value of the Company’s FX Contracts was measured based on observable market transactions of spot and forward rates at September 30, 2010. (See Note 8, “Financial Instruments.”)

(8)	Financial Instruments

The fair value of the Company’s debt, including the current portion of long-term debt, is based on the quoted market prices for the same issues or on the current rates offered for debt of similar remaining maturities. The estimated fair value of such debt at September 30, 2010 was approximately $1,242.1 million, which was more than the carrying value of such debt at September 30, 2010 of $1,217.1 million. The estimated fair value of such debt at December 31, 2009 was approximately $1,241.4 million, which was less than the carrying value of such debt at December 31, 2009 of $1,248.4 million.

The carrying amounts of cash and cash equivalents, marketable securities, trade receivables, notes receivable, accounts payable and short-term borrowings approximate their fair values.

Products Corporation also maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which approximately $21.2 million and $12.2 million (including amounts available under credit agreements in effect at that time) were maintained at September 30, 2010 and December 31, 2009, respectively. Included in these amounts is approximately $9.1 million and $9.3 million at September 30, 2010 and December 31, 2009, respectively, in standby letters of credit which support Products Corporation’s self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.

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

The U.S. dollar notional amount of the FX Contracts outstanding at September 30, 2010 and December 31, 2009 was $42.9 million and $54.3 million, respectively.

Interest Rate Swap Transactions

Prior to its expiration in April 2010, the Company’s floating-to-fixed interest rate swap had a notional amount of $150.0 million initially relating to indebtedness under Products Corporation’s former 2006 Term Loan Facility (as hereinafter defined) (prior to its complete refinancing in March 2010) and which also related, through its expiration in April 2010, to a notional amount of $150.0 million relating to indebtedness under Products Corporation’s 2010 Term Loan Facility (as hereinafter defined in Note 9, “Long-Term Debt”) (the “2008 Interest Rate Swap”). Under the terms of the 2008 Interest Rate Swap, Products Corporation was required to pay to the counterparty a quarterly fixed interest rate of 2.66% on the $150.0 million notional amount under the 2008 Interest Rate Swap (which, based upon the 4.0% applicable margin, effectively fixed the interest rate on such notional amounts at 6.66% for the 2-year term of such swap), commencing in July 2008, while receiving a variable interest rate payment from the counterparty equal to three-month U.S. dollar LIBOR.

The 2008 Interest Rate Swap was initially designated as a cash flow hedge of the variable interest rate payments on Products Corporation’s former 2006 Term Loan Facility (prior to its complete refinancing in March 2010) under the Derivatives and Hedging Topic of the FASB Accounting Standards Codification (the “Derivatives and Hedging Topic”). However, as a result of the 2010 Refinancing (as hereinafter defined in Note 9, “Long-Term Debt”), effective March 11, 2010 (the closing date of the 2010 Refinancing), the 2008 Interest Rate Swap no longer met the criteria specified under the Derivatives and Hedging Topic to allow for the deferral of the effective portion of unrecognized hedging gains or losses in other comprehensive income since the scheduled variable interest payment specified on the date originally documented at the inception of the hedge will not occur. As a result, as of March 11, 2010, the Company reclassified an unrecognized loss of $0.8 million from Accumulated Other Comprehensive Loss into earnings.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Quantitative Information — Derivative Financial Instruments

The effects of the Company’s derivative instruments on its consolidated financial statements were as follows:

(a) Fair Value of Derivative Financial Instruments in Consolidated Balance Sheet at September 30, 2010 and December 31, 2009, respectively:

	Fair Values of Derivative Instruments
	Assets			Liabilities
		September 30,	December 31,		September 30,	December 31,
	Balance Sheet	2010	2009	Balance Sheet	2010	2009
Derivatives:	Classification	Fair Value	Fair Value	Classification	Fair Value	Fair Value

Derivatives designated as hedging instruments:
2008 Interest Rate Swap(a)(b)	Prepaid expenses	$—	$—	Accrued expenses	$—	$1.8
Derivatives not designated as hedging instruments:
FX Contracts(c)	Prepaid expenses	0.3	0.1	Accrued expenses	1.4	1.7

		$0.3	$0.1		$1.4	$3.5

(a)	Effective March 11, 2010 (the closing date of the 2010 Refinancing), the 2008 Interest Rate Swap, which expired in April 2010, was no longer designated as a cash flow hedge. (See “Interest Rate Swap Transactions” in this Note 8.)

(b)	At December 31, 2009, the fair value of the 2008 Interest Rate Swap, which expired in April 2010, was determined by using the three-month U.S. Dollar LIBOR index at the latest receipt date, or October 16, 2009.

(c)	The fair values of the FX Contracts at September 30, 2010 and December 31, 2009 were determined by using observable market transactions of spot and forward rates at September 30, 2010 and December 31, 2009, respectively.

(b) Effects of Derivative Financial Instruments on Income and Other Comprehensive Income (Loss) (“OCI”) for the third quarter of 2010 and 2009, respectively:

Derivative Instruments Gain (Loss) Effect on Consolidated
Statement of Operations for the Three Months Ended
September 30,
Amount of
	Amount of			Gain (Loss)
	Gain (Loss)			Reclassified
	Recognized		Income Statement	from OCI
	in OCI		Classification of	to Income
	(Effective		Gain (Loss)	(Effective
	Portion)		Reclassified from	Portion)
	2010	2009	OCI to Income	2010	2009

Derivatives designated as hedging instruments:
2008 Interest Rate Swap(a)	$—	$1.7	Interest expense	$—	$(2.0)

Amount of
	Amount of			Gain (Loss)
	Gain (Loss)			Recognized in
	Recognized in		Income Statement	Interest
	Foreign		Classification of	Expense
	Currency Gains		Gain (Loss)	(Ineffective
	(Losses), Net		Reclassified from	Portion)
	2010	2009	OCI to Income	2010	2009

Derivatives not designated as hedging instruments:
FX Contracts	$(2.1)	$(1.7)	Interest expense	$—	$—

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(a)	Effective March 11, 2010 (the closing date of the 2010 Refinancing), the 2008 Interest Rate Swap, which expired in April 2010, was no longer designated as a cash flow hedge. (See “Interest Rate Swap Transactions” in this Note 8.)

Effects of Derivative Financial Instruments on Income and OCI for the nine-month periods ended September 30, 2010 and 2009, respectively:

Derivative Instruments Gain (Loss) Effect on Consolidated
Statement of Operations for the Nine Months Ended September 30,
Amount of
	Amount of			Gain (Loss)
	Gain (Loss)			Reclassified
	Recognized		Income Statement	from OCI
	in OCI		Classification of	to Income
	(Effective		Gain (Loss)	(Effective
	Portion)		Reclassified from	Portion)
	2010	2009	OCI to Income	2010	2009

Derivatives designated as hedging instruments:
2008 Interest Rate Swap(a)	$—	$(2.4)	Interest expense	$(0.9)	$(4.2)

				Amount of
	Amount of			Gain (Loss)
	Gain (Loss)			Recognized in
	Recognized in		Income Statement	Interest
	Foreign		Classification of	Expense
	Currency Gains		Gain (Loss)	(Ineffective
	(Losses), Net		Reclassified from	Portion)
	2010	2009	OCI to Income	2010	2009

Derivatives not designated as hedging instruments:
FX Contracts	$(1.5)	$(5.1)	Interest expense	$—	$—
2008 Interest Rate Swap(a)	—	—	Interest expense	(0.8)	—

	$(1.5)	$(5.1)		$(0.8)	$—

(a)	Effective March 11, 2010 (the closing date of the 2010 Refinancing), the 2008 Interest Rate Swap, which expired in April 2010, was no longer designated as a cash flow hedge. (See “Interest Rate Swap Transactions” in this Note 8.)

(9)	Long-Term Debt

	September 30,	December 31,
	2010	2009

2010 Term Loan Facility due 2015, net of discounts(a)	$783.4	$—
2006 Term Loan Facility due 2012(a)	—	815.0
2010 Revolving Credit Facility due 2014(a)	—	—
9 3/4% Senior Secured Notes due 2015, net of discounts(b)	326.7	326.4
Contributed Loan portion of the Senior Subordinated Term Loan due 2013(c)	48.6	48.6
Non-Contributed Loan portion of the Senior Subordinated Term Loan due 2014(d)	58.4	58.4

	1,217.1	1,248.4
Less current portion	(8.0)	(13.6)

	$1,209.1	$1,234.8

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(a)	On March 11, 2010, the Company consummated the 2010 Refinancing. The 2010 Refinancing, among other things, extended the maturity of Products Corporation’s 2006 Term Loan Facility and 2006 Revolving Credit Facility, each due January 2012, by entering into the 2010 Term Loan Facility due March 2015 and the 2010 Revolving Credit Facility due March 2014, respectively (each as hereinafter defined).

(b)	See Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2009 Form 10-K for certain details regarding Products Corporation’s 9 3/4% Senior Secured Notes which mature on November 15, 2015 (the “9 3/4% Senior Secured Notes”). Pursuant to a registration rights agreement, on June 1, 2010, Products Corporation commenced an offer to exchange the original 9 3/4% Senior Secured Notes (“Old Notes”) for up to $330 million in aggregate principal amounts of its 9 3/4% Senior Secured Notes due 2015 (“New Notes”) that have been registered under the Securities Act of 1933, as amended (the “Securities Act”). On July 16, 2010, all of the Old Notes were exchanged for New Notes which have substantially identical terms as the Old Notes, except that the New Notes are registered with the SEC under the Securities Act and the transfer restrictions and registration rights applicable to the Old Notes do not apply to the New Notes.

(c)	See Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2009 Form 10-K for certain details regarding the aggregate principal amount outstanding under the Contributed Loan in which MacAndrews & Forbes contributed to Revlon, Inc. $48.6 million of the $107.0 million aggregate outstanding principal amount of the Senior Subordinated Term Loan made by MacAndrews & Forbes to Products Corporation, which matures on October 8, 2014.

(d)	See Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2009 Form 10-K for certain details regarding the $58.4 million principal amount of the Senior Subordinated Term Loan which remains owing from Products Corporation to MacAndrews & Forbes (the “Non-Contributed Loan”), which matures on October 8, 2014.

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

Products Corporation was in compliance with all applicable covenants under the 2010 Credit Agreements upon closing the 2010 Refinancing and as of September 30, 2010. At September 30, 2010, the aggregate principal amount outstanding under the 2010 Term Loan Facility was $796.0 million and availability under the $140.0 million 2010 Revolving Credit Facility, based upon the calculated borrowing base less $21.2 million of outstanding undrawn letters of credit and nil then drawn on the 2010 Revolving Credit Facility, was $108.1 million.

(10)	Income Taxes

The provision for income taxes represents federal, foreign, state and local income taxes. The effective rate differs from statutory rates due to the effect of state and local income taxes, tax rates in foreign jurisdictions, utilization of tax loss carry-forwards and certain nondeductible expenses. The Company’s tax provision (benefit) changes quarterly based on recurring and non-recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, foreign, state and local income taxes, tax audit settlements, the ultimate disposition of deferred tax assets relating to stock-based compensation and the interaction of various global tax strategies. In addition, changes in judgment from the evaluation of new information resulting in the recognition, derecognition and/or re-measurement of a tax position taken in a prior annual period are recognized in the quarter in which any such change occurs.

For the third quarters of 2010 and 2009, the Company recorded a (benefit from) provision for income taxes for continuing operations of $(0.5) million and $2.5 million, respectively. The $0.5 million benefit from income taxes for the third quarter of 2010, as compared to the $2.5 million provision for income taxes for the third quarter of 2009, was primarily attributable to the favorable resolution of tax matters in the U.S. in the third quarter of 2010 and lower taxable income for taxable subsidiaries in certain jurisdictions in the third quarter of 2010, as compared to the third quarter of 2009.

For the nine-month periods ended September 30, 2010 and 2009, the Company recorded a provision for income taxes for continuing operations of $9.3 million and $0.6 million, respectively. The $9.3 million provision for income taxes in the nine-month period ended September 30, 2010, as compared to the $0.6 million provision for income taxes for the nine-month period ended September 30, 2009, was primarily attributable to the favorable resolution of tax contingencies and other tax matters in the U.S. and certain foreign jurisdictions in the nine-month period ended September 30, 2009 and higher taxable income for taxable subsidiaries in certain foreign jurisdictions in the nine-month period ended September 30, 2010, as compared to the nine-month period ended September 30, 2009.

The Company remains subject to examination of its income tax returns in various jurisdictions including, without limitation, the U.S. (federal), for tax years ended December 31, 2007 through December 31, 2009, and Australia and South Africa, for tax years ended December 31, 2006 through December 31, 2009.

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The following Condensed Consolidating Financial Statements present the financial information as of September 30, 2010 and December 31, 2009, and for the three and nine months ended September 30, 2010 and 2009 for (i) Products Corporation on a stand-alone basis; (ii) the Guarantor Subsidiaries on a stand-alone basis; (iii) the subsidiaries of Products Corporation that do not guarantee Products Corporation’s 9 3/4% Senior Secured Notes (the “Non-Guarantor Subsidiaries”) on a stand-alone basis; and (iv) Products Corporation, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis. The Condensed Consolidating Financial Statements are presented on the equity method, under which the investments in subsidiaries are recorded at cost and adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Consolidating Condensed Balance Sheets
As of September 30, 2010

			Non-
	Products	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$4.4	$0.5	$35.6	$—	$40.5
Trade receivables, less allowances for doubtful accounts	71.4	16.9	84.6	—	172.9
Inventories	84.4	3.8	44.7	—	132.9
Prepaid expenses and other	74.9	4.8	28.4	—	108.1
Intercompany receivables	890.5	451.9	321.7	(1,664.1)	—
Investment in subsidiaries	(241.8)	(210.5)	—	452.3	—
Property, plant and equipment, net	92.7	0.8	16.0	—	109.5
Other assets	57.3	4.8	30.9	—	93.0
Goodwill, net	150.6	30.0	2.0	—	182.6

Total assets	$1,184.4	$303.0	$563.9	$(1,211.8)	$839.5

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$3.7	$2.8	$—	$6.5
Current portion of long-term debt	8.0	—	—	—	8.0
Accounts payable	55.5	6.7	27.6	—	89.8
Accrued expenses and other	137.3	9.1	62.5	—	208.9
Intercompany payables	520.3	617.3	526.5	(1,664.1)	—
Long-term debt	1,102.1	—	—	—	1,102.1
Long-term debt — affiliates	107.0	—	—	—	107.0
Other long-term liabilities	197.6	13.3	49.7	—	260.6

Total liabilities	2,127.8	650.1	669.1	(1,664.1)	1,782.9
Stockholder’s deficiency	(943.4)	(347.1)	(105.2)	452.3	(943.4)

Total liabilities and stockholder’s deficiency	$1,184.4	$303.0	$563.9	$(1,211.8)	$839.5

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Consolidating Condensed Statement of Operations
For the Three Months Ended September 30, 2010

			Non-
	Products	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$196.7	$20.5	$137.9	$(36.1)	$319.0
Cost of sales	85.4	9.2	51.9	(36.1)	110.4

Gross profit	111.3	11.3	86.0	—	208.6
Selling, general and administrative expenses	101.2	8.4	58.3	—	167.9

Operating income	10.1	2.9	27.7	—	40.7

Other expenses (income):
Intercompany interest, net	0.7	(0.4)	1.3	—	1.6
Interest expense	22.9	0.1	0.1	—	23.1
Interest income	—	—	(0.1)	—	(0.1)
Amortization of debt issuance costs	1.1	—	—	—	1.1
Foreign currency (gains) losses, net	(0.3)	—	1.1	—	0.8
Miscellaneous, net	(7.0)	(3.8)	11.2	—	0.4

Other expenses, net	17.4	(4.1)	13.6	—	26.9

(Loss) income from continuing operations before income taxes	(7.3)	7.0	14.1	—	13.8
(Benefit from) provision for income taxes	(1.5)	0.3	0.7	—	(0.5)

(Loss) income from continuing operations	(5.8)	6.7	13.4	—	14.3
Loss from discontinued operations, net of taxes	(0.1)	—	—	—	(0.1)
Equity in income of subsidiaries	20.1	10.0	—	(30.1)	—

Net income	$14.2	$16.7	$13.4	$(30.1)	$14.2

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Consolidating Condensed Statement of Operations
For the Three Months Ended September 30, 2009

			Non-
	Products	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$209.1	$17.4	$130.3	$(30.6)	$326.2
Cost of sales	90.6	7.9	50.0	(30.6)	117.9

Gross profit	118.5	9.5	80.3	—	208.3
Selling, general and administrative expenses	92.0	8.6	51.6	—	152.2
Restructuring costs and other, net	2.5	0.2	(0.1)	—	2.6

Operating income	24.0	0.7	28.8	—	53.5

Other expenses (income):
Intercompany interest, net	(0.8)	(0.3)	1.1	—	—
Interest expense	22.9	—	0.1	—	23.0
Amortization of debt issuance costs	1.4	—	—	—	1.4
Gain on early extinguishment of debt, net	(0.3)	—	—	—	(0.3)
Foreign currency (gains) losses, net	(0.2)	(0.4)	0.8	—	0.2
Miscellaneous, net	(5.7)	(5.1)	11.2	—	0.4

Other expenses (income), net	17.3	(5.8)	13.2	—	24.7

Income from continuing operations before income taxes	6.7	6.5	15.6	—	28.8
Provision for (benefit from) income taxes	2.0	(1.7)	2.2	—	2.5

Income from continuing operations	4.7	8.2	13.4	—	26.3
Equity in income of subsidiaries	21.6	10.7	—	(32.3)	—

Net income	$26.3	$18.9	$13.4	$(32.3)	$26.3

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Consolidating Condensed Statement of Operations
For the Nine Months Ended September 30, 2010

			Non-
	Products	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$620.0	$50.7	$389.4	$(107.9)	$952.2
Cost of sales	265.0	22.3	146.7	(107.9)	326.1

Gross profit	355.0	28.4	242.7	—	626.1
Selling, general and administrative expenses	297.2	24.8	167.2	—	489.2
Restructuring costs and other, net	(0.1)	—	(0.1)	—	(0.2)

Operating income	57.9	3.6	75.6	—	137.1

Other expenses (income):
Intercompany interest, net	2.2	(1.0)	3.5	—	4.7
Interest expense	67.0	0.2	0.2	—	67.4
Interest income	—	—	(0.3)	—	(0.3)
Amortization of debt issuance costs	3.5	—	—	—	3.5
Loss on early extinguishment of debt, net	9.7	—	—	—	9.7
Foreign currency (gains) losses, net	(4.6)	(0.2)	9.5	—	4.7
Miscellaneous, net	(35.9)	3.6	33.5	—	1.2

Other expenses, net	41.9	2.6	46.4	—	90.9

Income from continuing operations before income taxes	16.0	1.0	29.2	—	46.2
(Benefit from) provision for income taxes	(2.8)	3.0	9.1	—	9.3

Income (loss) from continuing operations	18.8	(2.0)	20.1	—	36.9
Income from discontinued operations, net of taxes	0.3	—	—	—	0.3
Equity in income of subsidiaries	18.1	8.6	—	(26.7)	—

Net income	$37.2	$6.6	$20.1	$(26.7)	$37.2

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Consolidating Condensed Statement of Operations
For the Nine Months Ended September 30, 2009

			Non-
	Products	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$641.0	$51.6	$355.6	$(96.9)	$951.3
Cost of sales	281.4	23.0	142.0	(96.9)	349.5

Gross profit	359.6	28.6	213.6	—	601.8
Selling, general and administrative expenses	288.8	25.3	150.9	—	465.0
Restructuring costs and other, net	17.1	1.1	3.2	—	21.4

Operating income	53.7	2.2	59.5	—	115.4

Other expenses (income):
Intercompany interest, net	(2.6)	(1.2)	3.8	—	—
Interest expense	70.9	—	0.2	—	71.1
Interest income	—	—	(0.4)	—	(0.4)
Amortization of debt issuance costs	4.2	—	—	—	4.2
Gain on early extinguishment of debt, net	(7.8)	—	—	—	(7.8)
Foreign currency (gains) losses, net	(1.0)	0.5	5.2	—	4.7
Miscellaneous, net	(33.7)	2.0	32.4	—	0.7

Other expenses, net	30.0	1.3	41.2	—	72.5

Income from continuing operations before income taxes	23.7	0.9	18.3	—	42.9
(Benefit from) provision for income taxes	(23.7)	22.1	2.2	—	0.6

Income (loss) from continuing operations	47.4	(21.2)	16.1	—	42.3
Income from discontinued operations, net of taxes	0.3	—	—	—	0.3
Equity in (loss) income of subsidiaries	(5.1)	13.9	—	(8.8)	—

Net income (loss)	$42.6	$(7.3)	$16.1	$(8.8)	$42.6

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Consolidating Condensed Statement of Cash Flow
For the Nine Months Ended September 30, 2010

	Products	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$45.4	$(2.4)	$6.5	$—	$49.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10.5)	(0.1)	(1.4)	—	(12.0)
Proceeds from sales of certain assets	—	—	0.2	—	0.2

Net cash used in investing activities	(10.5)	(0.1)	(1.2)	—	(11.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(7.9)	2.6	2.4	—	(2.9)
Repayments under the 2006 Term Loan Facility	(815.0)	—	—	—	(815.0)
Borrowings under the 2010 Term Loan Facility	786.0	—	—	—	786.0
Repayments of long-term debt	(4.0)	—	—	—	(4.0)
Payment of financing costs	(17.0)	—	—	—	(17.0)

Net cash (used in) provided by financing activities	(57.9)	2.6	2.4	—	(52.9)

Effect of exchange rate changes on cash and cash equivalents	—	—	1.2	—	1.2

Net (decrease) increase in cash and cash equivalents	(23.0)	0.1	8.9	—	(14.0)
Cash and cash equivalents at beginning of period	27.4	0.4	26.7	—	54.5

Cash and cash equivalents at end of period	$4.4	$0.5	$35.6	$—	$40.5

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Consolidating Condensed Statement of Cash Flow
For the Nine Months Ended September 30, 2009

	Products	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$72.8	$(1.7)	$1.9	$—	$73.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8.7)	(0.1)	(2.1)	—	(10.9)
Proceeds from sales of certain assets	—	—	2.3	—	2.3

Net cash (used in) provided by investing activities	(8.7)	(0.1)	0.2	—	(8.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(8.2)	0.7	0.4	—	(7.1)
Repayments under the 2006 Term Loan Facility	(18.7)	—	—	—	(18.7)
Repayments of long-term debt	(31.0)	—	(0.2)	—	(31.2)

Net cash (used in) provided by financing activities	(57.9)	0.7	0.2	—	(57.0)

Net cash provided by discontinued operations	0.2	—	—	—	0.2

Effect of exchange rate changes on cash and cash equivalents	—	0.2	1.9	—	2.1

Net increase (decrease) in cash and cash equivalents	6.4	(0.9)	4.2	—	9.7
Cash and cash equivalents at beginning of period	18.7	1.0	33.1	—	52.8

Cash and cash equivalents at end of period	$25.1	$0.1	$37.3	$—	$62.5

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

Revlon Consumer Products Corporation (“Products Corporation” and together with its subsidiaries, the “Company”) is a wholly-owned operating subsidiary of Revlon, Inc. which is a direct and indirect majority-owned subsidiary of MacAndrews & Forbes Holdings Inc. (“MacAndrews & Forbes Holdings” and together with certain of its affiliates other than Revlon, Inc. and the Company, “MacAndrews & Forbes”), a corporation wholly owned by Ronald O. Perelman.

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

Overview of Net Sales and Earnings Results

Consolidated net sales in the third quarter of 2010 were $319.0 million, a decrease of $7.2 million, or 2.2%, compared to $326.2 million in the third quarter of 2009. Consolidated net sales for the nine-month period ended September 30, 2010 were $952.2 million, an increase of $0.9 million, or 0.1%, compared to $951.3 million for the nine-month period ended September 30, 2009. Excluding the unfavorable impact of foreign currency fluctuations of $5.8 million, consolidated net sales in the third quarter of 2010 were essentially unchanged from the third quarter of 2009, as lower net sales in the U.S. were largely offset by higher net sales in the Company’s Latin America and Europe, Middle East and Africa regions. Net sales in the Company’s Canada and Asia Pacific regions in the third quarter of 2010 were essentially unchanged from the third quarter of 2009. Excluding the favorable impact of foreign currency fluctuations of $2.7 million, consolidated net sales in the nine-month period ended September 30, 2010 were essentially unchanged from the nine-month period ended September 30, 2009, as lower net sales in the U.S. and the Company’s Asia Pacific region were largely offset by higher net sales in the Company’s Latin America and Europe, Middle East and Africa regions. Net sales in the Company’s Canada region in the nine-month period ended September 30, 2010 were essentially unchanged from the nine-month period ended September 30, 2009.

Consolidated net income for the third quarter of 2010 was $14.2 million, compared to $26.3 million in the third quarter of 2009. The decline in consolidated net income in the third quarter of 2010, compared to the third quarter of 2009, was primarily due to $15.7 million of higher SG&A expenses, driven primarily by $16.3 million of higher advertising expenses to support the Company’s brands. In the nine-month period ended September 30, 2010, consolidated net income was $37.2 million, compared to $42.6 million in the nine-month period ended September 30, 2009. The decline in consolidated net income in the nine-month period ended September 30, 2010 compared to the nine-month period ended September 30, 2009 was primarily due to:

•	$24.2 million of higher SG&A expenses, driven primarily by $27.6 million of higher advertising expenses to support the Company’s brands;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

•	a $9.7 million loss on the early extinguishment of debt in connection with the 2010 Refinancing (as defined below) in the nine months ended September 30, 2010, as compared to the $7.8 million gain on the early extinguishment of debt related to repurchases of the Company’s 9 1/2% Senior Notes (prior to their complete refinancing in November 2009 with the 9 3/4% Senior Secured Notes) in the nine-month period ended September 30, 2009; and

•	a $9.3 million provision for income taxes in the nine-month period ended September 30, 2010, as compared to a $0.6 million provision for income taxes in the nine-month period ended September 30, 2009;

with the foregoing partially offset by:

•	$24.3 million of higher gross profit primarily due to a $23.4 million improvement in cost of sales; and

•	$21.6 million of lower restructuring costs and other, net.

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

Net sales:

Third quarter results

Consolidated net sales in the third quarter of 2010 were $319.0 million, a decrease of $7.2 million, or 2.2%, compared to $326.2 million in the third quarter of 2009. Excluding the unfavorable impact of foreign currency fluctuations of $5.8 million, consolidated net sales in the third quarter of 2010 were essentially unchanged from the third quarter of 2009, as lower net sales of Revlon and Almay color cosmetics were largely offset by higher net sales of Revlon ColorSilk hair color and fragrances.

Year-to-date results

Consolidated net sales in the nine-month period ended September 30, 2010 were $952.2 million, an increase of $0.9 million, or 0.1%, compared to $951.3 million in the nine-month period ended September 30, 2009. Excluding the favorable impact of foreign currency fluctuations of $2.7 million, consolidated net sales in the nine-month period ended September 30, 2010 were essentially unchanged from the nine-month period ended September 30, 2009, as lower net sales of Almay color cosmetics, due to the cycling of the 2009 launch of Almay Pure Blends, and lower net sales of Mitchum anti-perspirant deodorant, were largely offset by higher net sales of Revlon ColorSilk hair color, fragrances and Revlon color cosmetics.

	Three Months Ended
	September 30,		Change		XFX Change(a)
	2010	2009	$	%	$	%

United States	$166.7	$183.7	$(17.0)	(9.3)%	$(17.0)	(9.3)%
Asia Pacific	54.5	51.7	2.8	5.4	0.1	0.2
Europe, Middle East and Africa	50.6	44.6	6.0	13.5	6.6	14.8
Latin America	29.3	29.0	0.3	1.0	9.2	31.7
Canada	17.9	17.2	0.7	4.1	(0.3)	(1.7)

Total Net Sales	$319.0	$326.2	$(7.2)	(2.2)%	$(1.4)	(0.4)%

	Nine Months Ended
	September 30,		Change		XFX Change(a)
	2010	2009	$	%	$	%

United States	$528.1	$560.9	$(32.8)	(5.8)%	$(32.8)	(5.8)%
Asia Pacific	149.1	138.8	10.3	7.4	(1.5)	(1.1)
Europe, Middle East and Africa	143.7	128.5	15.2	11.8	8.1	6.3
Latin America	78.0	75.7	2.3	3.0	24.1	31.8
Canada	53.3	47.4	5.9	12.4	0.3	0.6

Total Net Sales	$952.2	$951.3	$0.9	0.1%	$(1.8)	(0.2)%

(a)	XFX excludes the impact of foreign currency fluctuations.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

United States

Third quarter results

In the U.S., net sales in the third quarter of 2010 were $166.7 million, a decrease of $17.0 million, or 9.3%, compared to $183.7 million in the third quarter of 2009, primarily driven by lower net sales of Revlon and Almay color cosmetics.

Year-to-date results

In the U.S., net sales in the nine-month period ended September 30, 2010 were $528.1 million, a decrease of $32.8 million, or 5.8%, compared to $560.9 million in the nine-month period ended September 30, 2009, primarily driven by lower net sales of Almay color cosmetics and Revlon beauty tools, due to the cycling of the 2009 launches of Almay Pure Blends and Revlon Pedi-Expert, respectively, and lower net sales of Revlon color cosmetics and Mitchum anti-perspirant deodorant.

Asia Pacific

Third quarter results

In Asia Pacific, net sales in the third quarter of 2010 increased 5.4% to $54.5 million, compared to $51.7 million in the third quarter of 2009. Excluding the favorable impact of foreign currency fluctuations, net sales in the third quarter of 2010 were essentially unchanged from the third quarter of 2009. From a country perspective, higher net sales in certain distributor markets, Hong Kong and the Company’s duty-free businesses (which together contributed approximately 5.8 percentage points to the increase in the region’s net sales in the third quarter of 2010, as compared with the third quarter of 2009) were partially offset by lower net sales in Australia (which offset by approximately 5.2 percentage points the increase in the region’s net sales in the third quarter of 2010, as compared with the third quarter of 2009).

Year-to-date results

In Asia Pacific, net sales in the nine-month period ended September 30, 2010 increased 7.4% to $149.1 million, compared to $138.8 million in the nine-month period ended September 30, 2009. Excluding the favorable impact of foreign currency fluctuations, net sales decreased $1.5 million, or 1.1%, in the nine-month period ended September 30, 2010, primarily driven by lower net sales of Revlon color cosmetics, partially offset by higher net sales of Revlon ColorSilk hair color. From a country perspective, lower net sales in Australia (which contributed approximately 4.6 percentage points to the decrease in the region’s net sales in the nine-month period ended September 30, 2010, as compared with the nine-month period ended September 30, 2009) were partially offset by higher net sales in the Company’s duty-free businesses, certain distributor markets and China (which together offset by approximately 3.5 percentage points the decrease in the region’s net sales in the nine-month period ended September 30, 2010, as compared with the nine-month period ended September 30, 2009).

Europe, Middle East and Africa

Third quarter results

In Europe, the Middle East and Africa, net sales in the third quarter of 2010 increased 13.5% to $50.6 million, compared to $44.6 million in the third quarter of 2009. Excluding the unfavorable impact of foreign currency fluctuations, net sales increased $6.6 million, or 14.8%, in the third quarter of 2010, primarily driven by higher net sales of fragrances, Revlon color cosmetics and other beauty care products. From a country perspective, higher net sales in the U.K. and South Africa contributed approximately

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

13.4 percentage points to the increase in the region’s net sales in the third quarter of 2010, as compared to the third quarter of 2009.

Year-to-date results

In Europe, the Middle East and Africa, net sales in the nine-month period ended September 30, 2010 increased 11.8% to $143.7 million, compared to $128.5 million in the nine-month period ended September 30, 2009. Excluding the favorable impact of foreign currency fluctuations, net sales increased $8.1 million, or 6.3%, in the nine-month period ended September 30, 2010, primarily driven by higher net sales of fragrances, Revlon color cosmetics and Almay color cosmetics. From a country perspective, higher net sales in South Africa and the U.K. contributed approximately 5.3 percentage points to the increase in the region’s net sales in the nine-month period ended September 30, 2010, as compared to the nine-month period ended September 30, 2009.

Latin America

Third quarter results

In Latin America, net sales in the third quarter of 2010 increased 1.0% to $29.3 million, compared to $29.0 million in the third quarter of 2009. Excluding the unfavorable impact of foreign currency fluctuations (including the unfavorable impact of the January 2010 devaluation of Venezuela’s local currency relative to the U.S. dollar), net sales increased $9.2 million, or 31.7%, in the third quarter of 2010, primarily driven by higher net sales of Revlon color cosmetics, Revlon ColorSilk hair color and other beauty care products. From a country perspective, higher net sales in Venezuela and certain distributor markets contributed approximately 26.5 percentage points to the increase in the region’s net sales in the third quarter of 2010, as compared to the third quarter of 2009. Higher selling prices in Venezuela, as a result of market conditions and inflation, accounted for approximately half of the $9.2 million increase in net sales in the region.

Year-to-date results

In Latin America, net sales in the nine-month period ended September 30, 2010 increased 3.0% to $78.0 million, compared to $75.7 million in the nine-month period ended September 30, 2009. Excluding the unfavorable impact of foreign currency fluctuations (including the unfavorable impact of the January 2010 devaluation of Venezuela’s local currency relative to the U.S. dollar), net sales increased $24.1 million, or 31.8%, in the nine-month period ended September 30, 2010, primarily driven by higher net sales of Revlon ColorSilk hair color, Revlon color cosmetics and other beauty care products. From a country perspective, higher net sales in Venezuela and certain distributor markets contributed approximately 26.0 percentage points to the increase in the region’s net sales in the nine-month period ended September 30, 2010, as compared to the nine-month period ended September 30, 2009. Higher selling prices in Venezuela, as a result of market conditions and inflation, accounted for approximately half of the $24.1 million increase in net sales in the region.

Canada

Third quarter results

In Canada, net sales in the third quarter of 2010 were $17.9 million, an increase of $0.7 million, or 4.1%, compared to $17.2 million in the third quarter of 2009. Excluding the favorable impact of foreign currency fluctuations, net sales in the third quarter of 2010 were essentially unchanged from the third quarter of 2009.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

Year-to-date results

In Canada, net sales in the nine-month period ended September 30, 2010 were $53.3 million, an increase of $5.9 million, or 12.4%, compared to $47.4 million in the nine-month period ended September 30, 2009. Excluding the favorable impact of foreign currency fluctuations, net sales in the nine-month period ended September 30, 2010 were essentially unchanged from the nine-month period ended September 30, 2009.

Gross profit:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change

Gross profit	$208.6	$208.3	$0.3	$626.1	$601.8	$24.3
Percentage of net sales	65.4%	63.9%	1.5%	65.8%	63.3%	2.5%

The 1.5 percentage point increase in gross profit as a percentage of net sales for the third quarter of 2010, compared to the third quarter of 2009, was primarily due to:

•	lower costs related to inventory obsolescence and sales returns, which increased gross profit as a percentage of net sales by 0.9 percentage points;

•	lower material costs as a result of purchasing initiatives and savings as a result of the May 2009 Program (as hereinafter defined), which increased gross profit as a percentage of net sales by 0.8 percentage points;

•	lower net pension and profit sharing expenses within cost of goods of $1.7 million, which increased gross profit as a percentage of net sales by 0.5 percentage points; and

•	lower allowances on color cosmetics, which increased gross profit as a percentage of net sales by 0.5 percentage points;

with the foregoing partially offset by:

•	the unfavorable impact of product mix, which reduced gross profit as a percentage of net sales by 0.7 percentage points.

The 2.5 percentage point increase in gross profit as a percentage of net sales for the nine-month period ended September 30, 2010, compared to the nine-month period ended September 30, 2009, was primarily due to:

•	lower costs related to inventory obsolescence and sales returns, which increased gross profit as a percentage of net sales by 1.2 percentage points;

•	lower material costs as a result of purchasing initiatives and savings as a result of the May 2009 Program, which increased gross profit as a percentage of net sales by 1.2 percentage points;

•	lower allowances on color cosmetics, which increased gross profit as a percentage of net sales by 0.6 percentage points; and

•	favorable foreign currency fluctuations which resulted in lower cost of goods in most international markets on goods purchased from the Company’s facility in Oxford, North Carolina, which increased gross profit as a percentage of net sales by 0.5 percentage points;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

with the foregoing partially offset by:

•	the unfavorable impact of product mix, which reduced gross profit as a percentage of net sales by 0.5 percentage points.

SG&A expenses:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change

SG&A expenses	$167.9	$152.2	$(15.7)	$489.2	$465.0	$(24.2)

The $15.7 million increase in SG&A expenses for the third quarter of 2010, as compared to the third quarter of 2009, was driven primarily by $16.3 million of higher advertising expenses to support the Company’s brands, which is consistent with the Company’s business strategy to build its strong brands. The Company increased media pressure while benefitting from lower advertising rates in the third quarter of 2010, as compared to the third quarter of 2009. The higher advertising expenses were partially offset by favorable foreign currency fluctuations and lower pension expenses.

The $24.2 million increase in SG&A expenses for the nine-month period ended September 30, 2010, as compared to the nine-month period ended September 30, 2009, was driven primarily by $27.6 million of higher advertising expenses to support the Company’s brands, as well as higher compensation expenses, partially offset by savings as a result of the May 2009 Program, lower pension expenses and lower permanent display amortization. The Company increased media pressure while benefitting from lower advertising rates in the nine-month period ended September 30, 2010, as compared to the nine-month period ended September 30, 2009.

Restructuring costs and other, net:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change

Restructuring costs and other, net	$—	$2.6	$2.6	$(0.2)	$21.4	$21.6

In May 2009, the Company announced a worldwide restructuring (the “May 2009 Program”), which involved consolidating certain functions; reducing layers of management, where appropriate, to increase accountability and effectiveness; streamlining support functions to reflect the new organizational structure; and further consolidating the Company’s office facilities in New Jersey.

The $20.6 million of charges related to the May 2009 Program have been or will be paid out as follows: $11.0 million paid in 2009, $7.0 million expected to be paid in 2010 (of which $6.0 million was paid during the nine-month period ended September 30, 2010) and the balance of $2.6 million is expected to be paid thereafter. The May 2009 Program delivered savings of approximately $15 million in 2009 and the Company expects annualized savings of approximately $30 million in 2010 and thereafter (inclusive of the approximately $15 million in 2009).

During the nine-month period ended September 30, 2010 a $0.2 million adjustment was recorded to restructuring costs and other, net to reflect lower than originally anticipated expenses associated with the May 2009 Program.

During the third quarter of 2009, the Company recorded charges of $2.6 million in restructuring costs and other, net for lease and equipment write-offs related to the May 2009 Program.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

During the nine-month period ended September 30, 2009, the Company recorded charges of $21.4 million in restructuring costs and other, net, which are comprised of:

•	a $20.8 million charge related to the May 2009 Program;

•	$1.2 million of charges related to employee severance and other employee-related termination costs related to restructuring actions in the U.K., Mexico and Argentina announced in the first quarter of 2009; and

•	a $1.0 million charge related to the 2008 Programs (as defined in Note 3, “Restructuring Costs and Other, Net,” to the Consolidated Financial Statements in the Company’s 2009 Form 10-K);

with the foregoing partially offset by

•	income of $1.6 million related to the sale of a facility in Argentina in the first quarter of 2009.

Interest expense:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change

Interest expense	$24.7	$23.0	$(1.7)	$72.1	$71.1	$(1.0)

The $1.7 million increase in interest expense for the third quarter of 2010, as compared to the third quarter of 2009, was due to higher weighted average borrowing rates, partially offset by lower debt levels.

The $1.0 million increase in interest expense for the nine-month period ended September 30, 2010, as compared to the nine-month period ended September 30, 2009, was primarily due to higher weighted average borrowing rates, partially offset by lower debt levels. Interest expense throughout the remainder of 2010 will continue to be impacted by higher weighted average borrowing rates primarily as a result of the 2010 Refinancing.

(Gain) loss on early extinguishment of debt, net:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change

(Gain) loss on early extinguishment of debt, net	$—	$(0.3)	$(0.3)	$9.7	$(7.8)	$(17.5)

As a result of the 2010 Refinancing, the Company recognized a loss on the extinguishment of debt of $9.7 million during the first half of 2010, primarily due to $5.9 million of fees and expenses which were expensed as incurred in connection with the 2010 Refinancing, as well as the write-off of $3.8 million of unamortized deferred financing fees in connection with such refinancing.

In the third quarter of 2009, Products Corporation used $8.2 million to repurchase an aggregate principal amount of $8.6 million of its 9 1/2% Senior Notes (prior to their complete refinancing in November 2009 with the 9 3/4% Senior Secured Notes), and paid an additional $0.4 million of accrued and unpaid interest and fees through the respective dates of the repurchases. In the first nine months of 2009, Products Corporation used $31.0 million to repurchase an aggregate principal amount of $39.5 million of its 9 1/2% Senior Notes (prior to their complete refinancing in November 2009 with the 9 3/4% Senior Secured Notes) and paid an additional $1.7 million of accrued and unpaid interest and fees through the respective dates of the repurchases. As a result of these 2009 repurchases, the Company recorded a gain of $0.3 million

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

during the third quarter of 2009 and a gain of $7.8 million during the first nine months of 2009, which are net of the write-off of the ratable portion of unamortized debt discounts and deferred financing fees.

Foreign currency losses:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change

Foreign currency losses	$0.8	$0.2	$(0.6)	$4.7	$4.7	$—

The $0.6 million increase in foreign currency losses during the third quarter of 2010, as compared to the third quarter of 2009, was primarily driven by higher foreign currency losses related to the Company’s outstanding foreign currency forward exchange contracts (“FX Contracts”) for the third quarter of 2010, as compared to foreign currency losses related to the Company’s FX Contracts for the third quarter of 2009.

The foreign currency losses during the nine-month period ended September 30, 2010 included a $2.8 million one-time foreign currency loss related to the required re-measurement of the balance sheet of the Company’s subsidiary in Venezuela (“Revlon Venezuela”) during the first quarter of 2010 to reflect the impact of the devaluation of Venezuela’s local currency relative to the U.S. dollar, as Venezuela has been designated as a highly inflationary economy effective January 1, 2010 (see “Financial Condition, Liquidity and Capital Resources — Impact of Foreign Currency Translation — Venezuela”). In addition, foreign currency losses during the nine-month period ended September 30, 2010 were driven by $1.5 million of foreign currency losses related to the Company’s outstanding FX Contracts.

The foreign currency losses during the nine-month period ended September 30, 2009 were primarily driven by $5.1 million of foreign currency losses related to the Company’s outstanding FX Contracts.

(Benefit from) provision for income taxes:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change

(Benefit from) provision for income taxes	$(0.5)	$2.5	$3.0	$9.3	$0.6	$(8.7)

The $0.5 million benefit from income taxes for the third quarter of 2010, as compared to the $2.5 million provision for income taxes for the third quarter of 2009, was primarily attributable to the favorable resolution of tax matters in the U.S. in the third quarter of 2010 and lower taxable income for taxable subsidiaries in certain jurisdictions in the third quarter of 2010, as compared to the third quarter of 2009.

The $9.3 million provision for income taxes in the nine-month period ended September 30, 2010, as compared to the $0.6 million provision for income taxes for the nine-month period ended September 30, 2009, was primarily attributable to the favorable resolution of tax contingencies and other tax matters in the U.S. and certain foreign jurisdictions in the nine-month period ended September 30, 2009 and higher taxable income for taxable subsidiaries in certain foreign jurisdictions in the nine-month period ended September 30, 2010, as compared to the nine-month period ended September 30, 2009.

The Company has previously disclosed the details of its deferred tax assets, including the amount of its domestic tax loss carryforwards, the expiration dates thereof and the valuation allowance related to its deferred tax assets. (See Note 12, “Income Taxes,” to the Consolidated Financial Statements in the Company’s 2009 Form 10-K for further details regarding the Company’s deferred tax assets.) In assessing the recoverability of its deferred tax assets, management regularly considers whether some portion or all of the deferred tax assets will not be realized based on the recognition threshold and measurement of a tax

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

position in accordance with the Income Taxes Topic of the FASB Accounting Standards Codification (the “Income Taxes Topic”). The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2009, the Company’s net U.S. deferred tax assets were approximately $300 million, which were fully reserved at such date.

In accordance with the Income Taxes Topic, based upon the level of historical taxable losses for the U.S., the Company has maintained a deferred tax valuation allowance against its deferred tax assets in the U.S. through September 30, 2010. For 2008 and 2009, however, the Company has experienced continued improved earnings trends and has had cumulative taxable income in the U.S. The nine-month period ended September 30, 2010 has continued with positive earnings. If such earnings trends and our tax position continue, and based upon current expectations for future taxable income in the U.S., the Company is likely to realize the benefits of all or a significant portion of its net U.S. deferred tax assets in the near term, perhaps as early as the fourth quarter of 2010. The Company would realize this non-cash benefit through a reduction in its deferred tax valuation allowance, which would be primarily reflected in the tax provision and would benefit net income in the period of such reduction. If such a reduction were to occur, the Company expects that, beginning with the first quarter after such reduction, the tax provision would reflect a higher effective tax rate. However, any such increase in the effective tax rate would not affect the Company’s cash taxes paid until the domestic tax loss carryforwards were fully utilized.

Financial Condition, Liquidity and Capital Resources

At September 30, 2010, the Company had a liquidity position (excluding cash in compensating balance accounts) of $140.2 million, consisting of cash and cash equivalents (net of any outstanding checks) of $32.1 million, as well as $108.1 million in available borrowings under the 2010 Revolving Credit Facility.

Cash Flows

At September 30, 2010, the Company had cash and cash equivalents of $40.5 million, compared with $62.5 million at September 30, 2009. The following table summarizes the Company’s cash flows from operating, investing and financing activities for the nine-month periods ended September 30, 2010 and September 30, 2009, respectively:

	Nine Months Ended
	September 30,
	2010	2009

Net cash provided by operating activities	$49.5	$73.0
Net cash used in investing activities	11.8	8.6
Net cash used in financing activities	52.9	57.0

Operating Activities

Net cash provided by operating activities in the nine-month period ended September 30, 2010 was $49.5 million, as compared to $73.0 million in the nine-month period ended September 30, 2009. As compared to the nine-month period ended September 30, 2009, cash flow in the nine-month period ended September 30, 2010 was impacted by unfavorable changes in working capital, primarily inventory, partially offset by higher operating income during the 2010 period.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

Investing Activities

Net cash used in investing activities was $11.8 million and $8.6 million for the nine-month periods ended September 30, 2010 and 2009, respectively. Net cash used in investing activities for the nine-month period ended September 30, 2010 included $12.0 million of cash used for capital expenditures. Net cash used in investing activities for the nine-month period ended September 30, 2009 included $10.9 million of cash used for capital expenditures, partially offset by cash provided by investing activities of $2.3 million from the net proceeds from the sale of certain assets.

Financing Activities

Net cash used in financing activities was $52.9 million and $57.0 million for the nine-month periods ended September 30, 2010 and 2009, respectively. Net cash used in financing activities for the nine-month period ended September 30, 2010 included cash used for repayment of the $815.0 million remaining aggregate principal amount of Products Corporation’s 2006 Term Loan Facility, partially offset by cash provided by Products Corporation’s issuance of the $800.0 million aggregate principal amount of the 2010 Term Loan Facility, or $786.0 million, net of discounts. In addition, the Company made an aggregate $4.0 million of scheduled amortization payments on the 2010 Term Loan Facility in the nine-month period ended September 30, 2010. Net cash used in financing activities for the nine-month period ended September 30, 2010 also included payment of financing costs of $17.0 million, which is comprised of (i) the payment of $15.3 million of fees incurred in connection with the 2010 Refinancing and (ii) the payment of $1.7 million of the $25.1 million of fees incurred in connection with the refinancing of Product Corporation’s 9 1/2% Senior Notes in November 2009 with the 9 3/4% Senior Secured Notes due November 2015.

Net cash used in financing activities for the nine-month period ended September 30, 2009 includes debt reduction payments of $49.9 million, which is primarily comprised of the repurchases of $39.5 million in aggregate principal amount of Products Corporation’s 9 1/2% Senior Notes (prior to their complete refinancing in November 2009 with the 9 3/4% Senior Secured Notes) at an aggregate purchase price of $31.0 million, plus an additional $1.7 million of accrued and unpaid interest and fees through the respective dates of the repurchases, and the repayment of $18.7 million in principal amount of Products Corporation’s 2006 Term Loan Facility (prior to its complete refinancing in March 2010 with the 2010 Term Loan Facility).

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

Provisions Applicable to the 2010 Revolving Credit Facility and the 2010 Term Loan Facility

The 2010 Credit Facilities are supported by, among other things, guarantees from Revlon, Inc. and, subject to certain limited exceptions, Products Corporation’s domestic subsidiaries. The obligations of Products Corporation under the 2010 Credit Facilities and the obligations under such guarantees are secured by, subject to certain limited exceptions, substantially all of the assets of Products Corporation and the guarantors. (See Note 9, “Long-Term Debt,” to the Consolidated Financial Statements).

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

Products Corporation was in compliance with all applicable covenants under the 2010 Credit Agreements upon closing the 2010 Refinancing and as of September 30, 2010. At September 30, 2010, the aggregate principal amount outstanding under the 2010 Term Loan Facility was $796.0 million and availability under the $140.0 million 2010 Revolving Credit Facility, based upon the calculated borrowing base less $21.2 million of outstanding undrawn letters of credit and nil then drawn on the 2010 Revolving Credit Facility, was $108.1 million.

9 3/4% Senior Secured Notes due 2015

For detail regarding the 9 3/4% Senior Secured Notes, due November 2015, see Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2009 Form 10-K.

Products Corporation was in compliance with all applicable covenants under its 9 3/4% Senior Secured Notes as of September 30, 2010.

Senior Subordinated Term Loan

For detail regarding Products Corporation’s Senior Subordinated Term Loan from MacAndrews & Forbes (the “Senior Subordinated Term Loan”), consisting of (i) the $48.6 million of the $107.0 million aggregate outstanding principal amount of the Senior Subordinated Term Loan that was contributed to Revlon, Inc. by MacAndrews & Forbes (the “Contributed Loan”), which matures on October 8, 2013, and (ii) the $58.4 million principal amount of the Senior Subordinated Term Loan which remains owing from Products Corporation to MacAndrews & Forbes (the “Non-Contributed Loan”), which matures on October 8, 2014, see Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2009 Form 10-K.

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

Currency Devaluation:  On January 8, 2010, the Venezuelan government announced the devaluation of its local currency (“Bolivars”) relative to the U.S. dollar and the official exchange rate for non-essential goods changed from 2.15 to 4.30. The Company uses Venezuela’s official rate to translate the financial statements of Revlon Venezuela. In the third quarter of 2010, the devaluation had the impact of reducing reported net sales and operating income by $8.8 million and $1.3 million, respectively. In the nine-month period ended September 30, 2010, the devaluation had the impact of reducing reported net sales and operating income by $22.0 million and $5.2 million, respectively. Additionally, to reflect the impact of the currency devaluation, a one-time foreign currency loss of $2.8 million was recorded in January 2010 as a result of the required re-measurement of Revlon Venezuela’s balance sheet. As Venezuela has been designated as a highly inflationary economy effective January 1, 2010, this foreign currency loss was reflected in earnings in the first quarter of 2010.

During the three and nine months ended September 30, 2010, the Company’s subsidiary in Venezuela had net sales of approximately 3% and 2%, respectively, of the Company’s consolidated net sales. As of September 30, 2010, total assets in the Company’s subsidiary in Venezuela were approximately 3% of the Company’s total assets.

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

The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt service payments and costs, debt repurchases and regularly scheduled pension and post-retirement benefit plan contributions and benefit payments. The Company’s cash contributions to its pension and post-retirement benefit plans in the nine-month period ended September 30, 2010 were $20.1 million. In accordance with the minimum pension contributions required under the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and as amended by the Worker, Retiree and Employer Recovery Act of 2008, the Company expects cash

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

contributions to its pension and post-retirement benefit plans to be approximately $25 million in the aggregate for full year 2010. The Company’s purchases of permanent wall displays and capital expenditures in the nine-month period ended September 30, 2010 were $25.8 million and $12.0 million, respectively. The Company expects purchases of permanent wall displays and capital expenditures in the aggregate for full year 2010 to be approximately $40 million and $20 million, respectively, inclusive of amounts expended in the nine-month period ended September 30, 2010. (See “Restructuring Costs and Other, Net” above for discussion of the Company’s expected uses of funds in connection with its various restructuring programs.)

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

Products Corporation enters into foreign currency forward exchange contracts and option contracts from time to time to hedge certain net cash flows denominated in currencies other than the local currencies of the Company’s foreign and domestic operations. The foreign currency forward exchange contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. At September 30, 2010, the notional amount of FX Contracts outstanding was $42.9 million. The fair value of FX Contracts outstanding at September 30, 2010 was $(1.1) million.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions)

Disclosures about Contractual Obligations and Commercial Commitments

As of September 30, 2010, there had been no material changes to the Company’s total contractual cash obligations, as set forth in the contractual obligations and commercial commitments table included in the Company’s 2009 Form 10-K, other than those entered into in connection with consummating the 2010 Refinancing.

The following table reflects the impact of the 2010 Refinancing on the Company’s long-term debt obligations:

	Payments Due by Period
	(dollars in millions)
Contractual Obligations		2010
As of September 30, 2010	Total	Q4	2011-2012	2013-2014	After 2014
Long-term debt, including current portion	$1,126.0	$2.0	$16.0	$16.0	$1,092.0
Interest on long-term debt(a)	387.1	16.4	171.9	157.8	41.0

(a)	Consists of interest on the $330.0 million in aggregate principal amount of the 9 3/4% Senior Secured Notes and on the $796.0 million in aggregate principal amount outstanding under the 2010 Term Loan Facility through the respective maturity dates based upon assumptions regarding the amount of debt outstanding under the 2010 Credit Facilities and assumed interest rates.

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

Effect of Recent Accounting Pronouncements

During the third quarter of 2010, there were no recent accounting pronouncements applicable to the Company.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company’s policy is to manage market risk through a combination of fixed and floating rate debt, the use of foreign exchange forward contracts, interest rate hedging transactions and option contracts. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in Item 7A of the Company’s 2009 Form 10-K (“Item 7A”) describes significant aspects of the Company’s financial instrument programs that have material market risk as of December 31, 2009. The following table presents the information required by Item 7A as of September 30, 2010:

	Expected maturity date for the Year Ended December 31,							Fair Value
	(dollars in millions, except for rate information)							September 30,
Debt	2010	2011	2012	2013	2014	Thereafter	Total	2010

Short-term variable rate (various currencies)	$6.5						$6.5	$6.5
Average interest rate(a)	5.2%
Long-term fixed rate — third party ($US)						$330.0	330.0	343.2
Average interest rate						9.75%
Long-term fixed rate — affiliates ($US)				$48.6(b )	$58.4(b )		107.0	104.9
Average interest rate				12.75%	12.0%
Long-term variable rate — third party ($US)	2.0	$8.0	$8.0	8.0	8.0	762.0	796.0	794.0
Average interest rate(a)	6.0%	6.0%	6.0%	6.0%	6.1%	6.1%

Total debt	$8.5	$8.0	$8.0	$56.6	$66.4	$1,092.0	$1,239.5	$1,248.6

(a)	Weighted average variable rates are based upon implied forward rates from the U.S. Dollar LIBOR yield curves at September 30, 2010.

(b)	Represents $107.0 million aggregate principal amount outstanding of the Senior Subordinated Term Loan as of September 30, 2010, which Contributed Loan ($48.6 million) matures on October 8, 2013 and bears interest at an annual rate of 12.75% and which Non-Contributed Loan ($58.4 million) matures on October 8, 2014 and bears interest at an annual rate of 12%. Interest on the Senior Subordinated Term Loan is payable in arrears in cash on January 8, April 8, July 8, and October 8 of each year.

	Average	Original	Contract
	Contractual	US Dollar	Value	Fair Value
	Rate	Notional	September 30,	September 30,
FX Contracts	$/FC	Amount	2010	2010

Sell Canadian Dollars/Buy USD	0.9625	$13.4	$13.3	$(0.1)
Sell Australian Dollars/Buy USD	0.8711	7.5	6.8	(0.7)
Sell British Pounds/Buy USD	1.5370	5.0	4.9	(0.1)
Sell South African Rand/Buy USD	0.1328	5.1	4.8	(0.3)
Sell USD/Buy Japanese Yen	0.0119	2.7	2.7	—
Sell USD/Buy South African Rand	0.1424	5.7	5.8	0.1
Buy Australian Dollars/Sell New Zealand Dollars	1.2874	3.2	3.2	—
Sell New Zealand Dollars/Buy USD	0.6996	0.3	0.3	—

Total FX Contracts		$42.9	$41.8	$(1.1)

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Item 4T.	Controls and Procedures

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

(b)  Changes in Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the third quarter and nine months ended September 30, 2010, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company’s actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company’s expectations and estimates (whether qualitative or quantitative) as to:

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

(xii)	the Company’s expectations that interest expense throughout the remainder of 2010 will be impacted by higher weighted average borrowing rates primarily as a result of the 2010 Refinancing; and

(xiii)	the Company’s expectation that if the positive earnings trends reflected in 2008, 2009 and the nine-month period ended September 30, 2010 and our tax position continue, and based upon current expectations for future taxable income in the U.S., the Company is likely to realize the benefits of all or a significant portion of its net U.S. deferred tax assets in the near term, perhaps as early as the fourth quarter of 2010, which non-cash benefit would be realized by the Company through a reduction in its deferred tax valuation allowance, which would be primarily reflected in the tax provision and would benefit net income in the period of such reduction, and the Company’s expectation that if such reduction were to occur that, beginning with the first quarter after such reduction, its tax provision would reflect a higher effective tax rate, which increase the Company believes would not affect its cash taxes paid until the domestic tax loss carryforwards were fully utilized.

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

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

(xii)	unexpected circumstances impacting the Company’s expectations that interest expense throughout the remainder of 2010 will be impacted by higher weighted average borrowing rates primarily as a result of the 2010 Refinancing; and

(xiii)	changes in the Company’s earnings trends, tax position or future taxable income in the U.S. that may impact the amount or timing of the Company’s realization of the non-cash benefits of all or a significant portion of its net U.S. deferred tax assets in the near term, perhaps as early as the fourth quarter of 2010, through a reduction in its deferred tax valuation allowance, and changes in or unexpected circumstances impacting the Company’s effective tax rate and cash taxes paid.

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

Item 5.	Exhibits

*31.1	Certification of Alan T. Ennis, Chief Executive Officer, dated October 28, 2010, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Steven Berns, Chief Financial Officer, dated October 28, 2010, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1 (furnished herewith)	Certification of Alan T. Ennis, Chief Executive Officer, dated October 28, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (furnished herewith)	Certification of Steven Berns, Chief Financial Officer, dated October 28, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 28, 2010

REVLON CONSUMER PRODUCTS CORPORATION
Registrant

By: /s/ Steven Berns	By: /s/ Gina M. Mastantuono

Steven Berns	Gina M. Mastantuono
Executive Vice President and	Senior Vice President,
Chief Financial Officer	Corporate Controller and
Chief Accounting Officer