Form 10-Q
period 2011-03-31
REVLON CONSUMER PRODUCTS CORP
filed 2011-04-28
CIK 890547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
Yes ☐     No ☒

The number of shares outstanding of the registrant’s common stock was 5,260 shares as of March 31, 2011, all of which were held by one affiliate, Revlon, Inc.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

INDEX

PART I — Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	2
	Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010	3
	Unaudited Consolidated Statement of Stockholder’s Deficiency and Comprehensive Income (Loss) for the Three Months Ended March 31, 2011	4
	Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010	5
	Notes to Unaudited Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	34
PART II — Other Information
Item 1A.	Risk Factors	38
Item 5.	Exhibits	39
	Signatures
		40

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	March 31,	December 31,
	2011	2010
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$61.2	$76.7
Trade receivables, less allowance for doubtful accounts of $3.1 as of both March 31, 2011 and December 31, 2010	182.4	197.5
Inventories	130.2	115.0
Deferred income taxes — current	40.7	40.3
Prepaid expenses and other	110.4	98.1

Total current assets	524.9	527.6
Property, plant and equipment, net	104.0	106.2
Deferred income taxes — noncurrent	212.4	216.6
Other assets	108.7	87.3
Goodwill, net	194.1	182.7

Total assets	$1,144.1	$1,120.4

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current liabilities:
Short-term borrowings	$6.4	$3.7
Current portion of long-term debt	8.0	8.0
Accounts payable	96.0	84.5
Accrued expenses and other	221.8	216.2

Total current liabilities	332.2	312.4
Long-term debt	1,099.6	1,100.9
Long-term debt — affiliates	107.0	107.0
Long-term pension and other post-retirement plan liabilities	192.9	201.5
Other long-term liabilities	56.7	55.7
Stockholder’s deficiency:
RCPC Preferred Stock, par value $1.00 per share: 1,000 shares authorized; 546 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	54.6	54.6
Common Stock, par value $1.00 per share: 10,000 shares authorized; 5,260 shares issued as of March 31, 2011 and December 31, 2010, respectively	—	—
Additional paid-in capital	944.0	943.2
Accumulated deficit	(1,492.6)	(1,504.6)
Accumulated other comprehensive loss	(150.3)	(150.3)

Total stockholder’s deficiency	(644.3)	(657.1)

Total liabilities and stockholder’s deficiency	$1,144.1	$1,120.4

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)

	Three Months Ended
	March 31,
	2011	2010

Net sales	$333.2	$305.5
Cost of sales	113.3	108.7

Gross profit	219.9	196.8
Selling, general and administrative expenses	173.1	149.7

Operating income	46.8	47.1

Other expenses (income):
Interest expense	24.1	22.9
Interest income	(0.1)	(0.2)
Amortization of debt issuance costs	1.1	1.4
Loss on early extinguishment of debt, net	—	9.7
Foreign currency losses, net	0.3	3.8
Miscellaneous, net	0.8	0.3

Other expenses, net	26.2	37.9

Income before income taxes	20.6	9.2
Provision for income taxes	8.6	5.0

Net income	$12.0	$4.2

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDER’S DEFICIENCY
AND COMPREHENSIVE INCOME (LOSS)
(dollars in millions)

				Accumulated
		Additional		Other	Total
	Preferred	Paid-In-	Accumulated	Comprehensive	Stockholder’s
	Stock	Capital	Deficit	Loss	Deficiency

Balance, January 1, 2011	$54.6	$943.2	$(1,504.6)	$(150.3)	$(657.1)
Stock-based compensation amortization		0.8			0.8
Comprehensive income:
Net income			12.0		12.0
Currency translation adjustment				(0.9)	(0.9)
Amortization of pension related costs, net of tax(a)				0.9	0.9

Total comprehensive income					12.0

Balance, March 31, 2011	$54.6	$944.0	$(1,492.6)	$(150.3)	$(644.3)

(a)	See Note 2, “Pension and Post-retirement Benefits,” and Note 5, “Comprehensive Income,” in this Form 10-Q for details on the change in Accumulated Other Comprehensive Loss as a result of the amortization of unrecognized prior service costs and actuarial losses arising during the first quarter of 2011.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Three Months Ended
	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12.0	$4.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15.2	14.4
Amortization of debt discount	0.7	0.3
Stock compensation amortization	0.8	1.3
Provision for deferred income taxes	3.2	0.2
Loss on early extinguishment of debt, net	—	9.7
Amortization of debt issuance costs	1.1	1.4
Pension and other post-retirement expense	1.3	3.8
Change in assets and liabilities:
Decrease in trade receivables	19.1	6.7
(Increase) decrease in inventories	(11.5)	3.5
Increase in prepaid expenses and other current assets	(11.8)	(14.4)
Increase in accounts payable	8.6	8.8
Increase in accrued expenses and other current liabilities	3.2	11.2
Pension and other post-retirement plan contributions	(8.8)	(5.8)
Purchase of permanent displays	(8.9)	(10.7)
Other, net	(0.1)	(3.8)

Net cash provided by operating activities	24.1	30.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2.4)	(3.1)
Acquisitions	(39.0)	—
Proceeds from the sale of certain assets	—	0.1

Net cash used in investing activities	(41.4)	(3.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings and overdraft	4.3	(13.0)
Borrowings under the 2010 Revolving Credit Facility, net	—	10.5
Repayments under the 2006 Term Loan Facility	—	(815.0)
Borrowings under the 2010 Term Loan Facility	—	786.0
Repayment of long-term debt	(2.0)	—
Payment of financing costs	—	(15.0)
Other financing activities	(0.3)	(0.2)

Net cash provided by (used in) financing activities	2.0	(46.7)

Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.2

Net decrease in cash and cash equivalents	(15.5)	(18.7)
Cash and cash equivalents at beginning of period	76.7	54.5

Cash and cash equivalents at end of period	$61.2	$35.8

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$16.1	$14.1
Income taxes, net of refunds	2.2	2.5

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying Unaudited Consolidated Financial Statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, certain assumptions related to the recoverability of intangible and long-lived assets, deferred tax valuation allowances, reserves for estimated tax liabilities, restructuring costs, certain estimates and assumptions used in the calculation of the net periodic benefit costs and the projected benefit obligations for the Company’s pension and other post-retirement plans, including the expected long term return on pension plan assets and the discount rate used to value the Company’s pension benefit obligations. The Unaudited Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2011 (the “2010 Form 10-K”).

The Company’s results of operations and financial position for interim periods are not necessarily indicative of those to be expected for a full year.

Certain prior year amounts in the Consolidated Financial Statements have been reclassified to conform to the current period’s presentation.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(2)	Pension and Post-retirement Benefits

The components of net periodic benefit cost for the pension and the other post-retirement benefit plans for the first quarter of 2011 and 2010, respectively, are as follows:

			Other
			Post-retirement
	Pension Plans		Benefit Plans
	2011	2010	2011	2010

Net periodic benefit costs:
Service cost	$0.3	$0.4	$—	$—
Interest cost	8.1	8.5	0.2	0.2
Expected return on plan assets	(8.7)	(8.1)	—	—
Amortization of prior service cost	—	—	—	—
Amortization of actuarial loss	1.3	2.7	0.1	0.1

	$1.0	$3.5	$0.3	$0.3

In the first quarter of 2011, the Company recognized lower net periodic benefit costs, as compared to the first quarter of 2010, primarily due to the increase in the fair value of pension plan assets at December 31, 2010, partially offset by a decrease in the weighted-average discount rate. The Company expects net periodic benefit costs for the pension and the other post-retirement benefit plans to be approximately $5 million for all of 2011, compared with $9.3 million in 2010.

During the first quarter of 2011, $8.5 million and $0.3 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. The Company currently expects to contribute approximately $30 million in the aggregate to its pension plans and other post-retirement benefit plans in 2011.

Relevant aspects of the qualified defined benefit pension plans, nonqualified pension plans and other post-retirement benefit plans sponsored by Products Corporation are disclosed in the Company’s 2010 Form 10-K.

(3)	Business Acquisition

On March 17, 2011, the Company acquired certain net assets, including trademarks and other intellectual property, inventory, certain receivables and manufacturing equipment, related to Sinful Colors cosmetics, Wild and Crazy cosmetics, freshMinerals cosmetics and freshcover cosmetics, which products are sold principally in the U.S. mass retail channel (the “Sinful Colors Acquisition”). The Company paid $39.0 million of total consideration for the Sinful Colors Acquisition in cash, which included the $38.0 million purchase price and a $1.0 million adjustment based on working capital at closing. The results of operations related to such acquired assets are included in the Company’s consolidated financial statements commencing on the date of acquisition. Pro forma results of operations have not been presented, as the impact on the Company’s consolidated financial results would not have been material.

The Company accounted for the Sinful Colors Acquisition as a business combination during the first quarter of 2011 and, accordingly, the total consideration of $39.0 million has been allocated on a

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

preliminary basis to the net assets acquired based on their respective estimated fair values at March 17, 2011 as follows:

Recognized amounts of assets acquired and liabilities assumed:
Trade receivables	$2.9
Inventories	3.3
Property, plant and equipment, net	0.4
Intangible assets	22.8
Accounts payable	(0.9)
Accrued expenses and other	(0.9)

Fair value of net assets acquired	27.6
Goodwill	11.4

Total consideration	$39.0

The allocation of the total consideration of $39.0 million includes intangible assets of $22.8 million and goodwill of $11.4 million, all of which is expected to be deductible for income tax purposes. The Company, however, is in the process of completing its assessment of the fair value of assets acquired and liabilities assumed in the Sinful Colors Acquisition. As a result, the fair value of the net assets acquired is provisional pending completion of the final valuation of such net assets.

(4)	Inventories

	March 31,	December 31,
	2011	2010

Raw materials and supplies	$45.7	$39.7
Work-in-process	11.2	9.9
Finished goods	73.3	65.4

	$130.2	$115.0

(5)	Comprehensive Income

The components of comprehensive income for the first quarter of 2011 and 2010, respectively, are as follows:

	Three Months
	Ended
	March 31,
	2011	2010

Net income	$12.0	$4.2
Other comprehensive income:
Revaluation of financial derivative instruments(a)	—	1.7
Currency translation adjustment	(0.9)	0.8
Amortization of pension-related costs, net of tax(b)	0.9	2.8

Total other comprehensive income	—	5.3

Comprehensive income	$12.0	$9.5

(a)	The amount for the three months ended March 31, 2010 relates to (1) the reclassification of an unrecognized loss of $0.8 million on the 2008 Interest Rate Swap (as hereinafter defined) from

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Accumulated Other Comprehensive Loss into earnings due to the discontinuance of hedge accounting as a result of the 2010 Refinancing (See Note 9, “Financial Instruments,” in this Form 10-Q) and (2) the reversal of amounts recorded in Accumulated Other Comprehensive Loss pertaining to a net settlement payment of $0.9 million on the 2008 Interest Rate Swap.

(b)	The amounts represent the change in Accumulated Other Comprehensive Loss as a result of the amortization of actuarial losses arising during the first quarter of 2011 and 2010, respectively, related to the Company’s pension and other post-retirement benefit plans.

(6)	Restructuring Costs and Other, Net

In May 2009 the Company announced a worldwide restructuring (the “May 2009 Program”), which involved consolidating certain functions; reducing layers of management, where appropriate, to increase accountability and effectiveness; streamlining support functions to reflect the new organizational structure; and further consolidating the Company’s office facilities in New Jersey.

The $20.5 million of charges related to the May 2009 Program have been or are expected to be paid out as follows: $11.0 million paid in 2009, $6.9 million paid in 2010, $1.6 million expected to be paid in 2011 (of which $0.5 million was paid during the first quarter of 2011) and the balance of $1.0 million expected to be paid thereafter.

Details of the movements in the restructuring accrual for the May 2009 Program during the first quarter of 2011 are as follows:

	Balance				Balance
	as of	(Income)			as of
	January 1,	Expenses,	Utilized, Net		March 31,
	2011	Net	Cash	Noncash	2011

Employee severance and other personnel benefits:
May 2009 Program	$1.0	$—	$(0.4)	$—	$0.6
Lease exit	1.6	—	(0.1)	—	1.5

Total restructuring costs and other, net	$2.6	$—	$(0.5)	$—	$2.1

(7)	Geographic, Financial and Other Information

The Company manages its business on the basis of one reportable operating segment. As of March 31, 2011, the Company had operations established in 14 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

In the tables below, certain prior year amounts have been reclassified to conform to the current period’s presentation.

	Three Months Ended
	March 31,
	2011		2010

Geographic area:
Net sales:
United States	$186.2	56%	$182.1	60%
Outside of the United States	147.0	44%	123.4	40%

	$333.2		$305.5

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

	March 31,		December 31,
	2011		2010

Long-lived assets — net:
United States	$356.9	88%	$326.5	87%
Outside of the United States	49.9	12%	49.7	13%

	$406.8		$376.2

	Three Months Ended
	March 31,
	2011		2010

Classes of similar products:
Net sales:
Color cosmetics	$215.1	65%	$193.7	63%
Beauty care and fragrance	118.1	35%	111.8	37%

	$333.2		$305.5

(8)	Fair Value Measurements

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

As of March 31, 2011, the fair values of the Company’s financial assets and liabilities, namely its FX Contracts (as hereinafter defined), are categorized as presented in the table below:

	Total	Level 1	Level 2	Level 3

Assets:
FX Contracts(a)	$0.1	$—	$0.1	$—

Total assets at fair value	$0.1	$—	$0.1	$—

Liabilities:
FX Contracts(a)	$1.8	$—	$1.8	$—

Total liabilities at fair value	$1.8	$—	$1.8	$—

(a)	The fair value of the Company’s FX Contracts was measured based on observable market transactions of spot and forward rates at March 31, 2011. (See Note 9, “Financial Instruments,” in this Form 10-Q.)

(9)	Financial Instruments

The fair value of the Company’s debt, including the current portion of long-term debt, is based on the quoted market prices for the same issues or on the current rates offered for debt of similar remaining maturities. The estimated fair value of such debt at March 31, 2011 was approximately $1,262.5 million, which was more than the carrying value of such debt at March 31, 2011 of $1,214.6 million. The estimated fair value of such debt at December 31, 2010 was approximately $1,259.6 million, which was more than the carrying value of such debt at December 31, 2010 of $1,215.9 million.

The carrying amounts of cash and cash equivalents, marketable securities, trade receivables, notes receivable, accounts payable and short-term borrowings approximate their fair values.

Products Corporation also maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which approximately $21.2 million (including amounts available under credit agreements in effect at that time) were maintained at both March 31, 2011 and December 31, 2010. Included in these amounts is approximately $9.1 million at both March 31, 2011 and December 31, 2010 in standby letters of credit which support Products Corporation’s self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.

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

Foreign Currency Forward Exchange Contracts

The FX Contracts are entered into primarily to hedge the anticipated net cash flows resulting from inventory purchases and intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. The U.S. dollar notional amount of the FX Contracts outstanding at March 31, 2011 and December 31, 2010 was $48.6 million and $46.0 million, respectively.

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

Interest Rate Swap Transaction

Prior to its expiration in April 2010, the Company’s floating-to-fixed interest rate swap had a notional amount of $150.0 million initially relating to indebtedness under Products Corporation’s former 2006 Term Loan Facility (as hereinafter defined) (prior to its complete refinancing in March 2010) and which also related, through its expiration in April 2010, to a notional amount of $150.0 million relating to indebtedness under Products Corporation’s 2010 Term Loan Facility (as hereinafter defined in Note 10, “Long-Term Debt”) (the “2008 Interest Rate Swap”). Under the terms of the 2008 Interest Rate Swap, Products Corporation was required to pay to the counterparty a quarterly fixed interest rate of 2.66% on the $150.0 million notional amount under the 2008 Interest Rate Swap (which, based upon the 4.0% applicable margin, effectively fixed the interest rate on such notional amounts at 6.66% for the 2-year term of such swap), commencing in July 2008, while receiving a variable interest rate payment from the counterparty equal to three-month U.S. dollar LIBOR.

The 2008 Interest Rate Swap was initially designated as a cash flow hedge of the variable interest rate payments on Products Corporation’s former 2006 Term Loan Facility (prior to its complete refinancing in March 2010) under the Derivatives and Hedging Topic of the FASB Accounting Standards Codification (the “Derivatives and Hedging Topic”). However, as a result of the 2010 Refinancing (as hereinafter defined in Note 10, “Long-term Debt”), effective March 11, 2010 (the closing date of the 2010 Refinancing), the 2008 Interest Rate Swap no longer met the criteria specified under the Derivatives and Hedging Topic to allow for the deferral of the effective portion of unrecognized hedging gains or losses in other comprehensive income as the scheduled variable interest payment specified on the date originally documented at the inception of the hedge will not occur. As a result, as of March 11, 2010, the Company reclassified an unrecognized loss of $0.8 million from Accumulated Other Comprehensive Loss into earnings.

Quantitative Information — Derivative Financial Instruments

The effects of the Company’s derivative instruments on its consolidated financial statements were as follows:

(a) Fair Value of Derivative Financial Instruments in Consolidated Balance Sheet:

	Fair Values of Derivative Instruments
	Assets			Liabilities
		March 31,	December 31,		March 31,	December 31,
	Balance Sheet	2011	2010	Balance Sheet	2011	2010
Derivatives:	Classification	Fair Value	Fair Value	Classification	Fair Value	Fair Value

Derivatives not designated as hedging instruments:
FX Contracts(a)	Prepaid expenses	$0.1	$0.2	Accrued expenses	$1.8	$2.1

		$0.1	$0.2		$1.8	$2.1

(a)	The fair values of the FX Contracts at March 31, 2011 and December 31, 2010 were determined by using observable market transactions of spot and forward rates at March 31, 2011 and December 31, 2010, respectively.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(b) Effects of Derivative Financial Instruments on Income and Other Comprehensive Income (Loss) (“OCI”):

Derivative Instruments Gain (Loss) Effect on Consolidated
Statement of Operations as of March 31,
Amount of
	Amount of			Gain (Loss)
	Gain (Loss)			Reclassified
	Recognized		Income Statement	from OCI
	in OCI		Classification of	to Income
	(Effective		Gain (Loss)	(Effective
	Portion)		Reclassified from	Portion)
	2011	2010	OCI to Income	2011	2010

Derivatives designated as hedging instruments:
2008 Interest Rate Swap(a)	$—	$—	Interest expense	$—	$(0.9)

				Amount of
	Amount of			Gain (Loss)
	Gain (Loss)			Recognized in
	Recognized in		Income Statement	Interest
	Foreign		Classification of	Expense
	Currency Gains		Gain (Loss)	(Ineffective
	(Losses), Net		Reclassified from	Portion)
	2011	2010	OCI to Income	2011	2010

Derivatives not designated as hedging instruments:
FX Contracts	$(0.6)	$(0.5)	Interest expense	$—	$—
2008 Interest Rate Swap(a)	—	—	Interest expense	—	(0.8)

	$(0.6)	$(0.5)		$—	$(0.8)

(a)	Effective March 11, 2010 (the closing date of the 2010 Refinancing), the 2008 Interest Rate Swap was no longer designated as a cash flow hedge. (See “Interest Rate Swap Transaction” in this Note 9.)

(10)	Long-term Debt

	March 31,	December 31,
	2011	2010

2010 Term Loan Facility due 2015, net of discounts(a)	$780.6	$782.0
2010 Revolving Credit Facility due 2014(a)	—	—
9 3/4% Senior Secured Notes due 2015, net of discounts(b)	327.0	326.9
Contributed Loan portion of the Senior Subordinated Term Loan due 2013(c)	48.6	48.6
Non-Contributed Loan portion of the Senior Subordinated Term Loan due 2014(d)	58.4	58.4

	1,214.6	1,215.9
Less current portion	(8.0)	(8.0)

	$1,206.6	$1,207.9

(a)	In March 2010 Products Corporation refinanced (i) its term loan facility, which was scheduled to mature on January 15, 2012 and had $815.0 million aggregate principal amount outstanding at December 31, 2009 (the “2006 Term Loan Facility”), with a 5-year, $800.0 million term loan facility due March 11, 2015 (the “2010 Term Loan Facility”) under a second amended and restated term loan agreement dated March 11, 2010 (the “2010 Term Loan Agreement”) and (ii) its 2006 revolving credit facility, which was scheduled to mature on January 15, 2012 and had nil outstanding borrowings at

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

December 31, 2009, with a 4-year, $140.0 million asset-based, multi-currency revolving credit facility due March 11, 2014 (the “2010 Revolving Credit Facility” and, together with the 2010 Term Loan Facility, the “2010 Credit Facilities”) under a second amended and restated revolving credit agreement dated March 11, 2010 (the “2010 Revolving Credit Agreement” and, together with the 2010 Term Loan Agreement, the “2010 Credit Agreements” and such refinancing transactions being the “2010 Refinancing”). See Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2010 Form 10-K for certain details regarding the 2010 Credit Agreements.

(b)	See Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2010 Form 10-K for certain details regarding Products Corporation’s 9 3/4% Senior Secured Notes which mature on November 15, 2015 (the “9 3/4% Senior Secured Notes”).

(c)	See Note 9, “Long-Term Debt” to the Consolidated Financial Statements in the Company’s 2010 Form 10-K for certain details regarding the $48.6 million principal amount of the $107.0 million aggregate outstanding principal amount of the Senior Subordinated Term Loan which MacAndrews & Forbes contributed to Revlon, Inc. (the “Contributed Loan”) which matures on October 8, 2014.

(d)	See Note 9, “Long-Term Debt” to the Consolidated Financial Statements in the Company’s 2010 Form 10-K for certain details regarding the $58.4 million principal amount of the Senior Subordinated Term Loan which remains owing from Products Corporation to MacAndrews & Forbes (the “Non-Contributed Loan”), which matures on October 8, 2014.

2010 Bank Credit Agreements

See Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2010 Form 10-K for certain details regarding the 2010 Credit Agreements.

Products Corporation was in compliance with all applicable covenants under the 2010 Credit Agreements upon closing the 2010 Refinancing and as of March 31, 2011. At March 31, 2011, the aggregate principal amount outstanding under the 2010 Term Loan Facility was $792.0 million and availability under the $140.0 million 2010 Revolving Credit Facility, based upon the calculated borrowing base less $21.2 million of outstanding undrawn letters of credit and nil then drawn on the 2010 Revolving Credit Facility, was $106.4 million.

(11)	Income Taxes

The provision for income taxes represents federal, foreign, state and local income taxes. The effective rate differs from the applicable federal statutory rate due to the effect of state and local income taxes, tax rates and income in foreign jurisdictions, utilization of tax loss carryforwards, dividends among affiliates, certain nondeductible expenses and certain other items. The Company’s tax provision (benefit) changes quarterly based on recurring and non-recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, foreign, state and local income taxes, tax audit settlements, the ultimate disposition of deferred tax assets relating to stock-based compensation and the interaction of various global tax strategies. In addition, changes in judgment from the evaluation of new information resulting in the recognition, derecognition and/or re-measurement of a tax position taken in a prior annual period are recognized in the quarter in which any such change occurs.

For the first quarter of 2011 and 2010, the Company recorded a provision for income taxes of $8.6 million and $5.0 million, respectively. The $3.6 million increase in the provision for income taxes for the first quarter of 2011, as compared to the first quarter of 2010, was primarily attributable to the reduction of the Company’s deferred tax valuation allowance on its net U.S. deferred income tax assets at December 31, 2010, which resulted in a higher effective tax rate in the U.S. for the first quarter of 2011, as well as higher taxable income for taxable subsidiaries in certain foreign jurisdictions and the U.S. in the first quarter of

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

2011. (See Note 12, “Income Taxes,” to the Consolidated Financial Statements in the Company’s 2010 Form 10-K.)

The Company remains subject to examination of its income tax returns in various jurisdictions including, without limitation, the U.S. (federal), for tax years ended December 31, 2007 through December 31, 2009, and Australia and South Africa, for tax years ended December 31, 2006 through December 31, 2009.

(12)	Guarantor Financial Information

Products Corporation’s 9 3/4% Senior Secured Notes are fully and unconditionally guaranteed on a senior secured basis by Revlon, Inc. and Products Corporation’s domestic subsidiaries (other than certain immaterial subsidiaries) that guarantee Products Corporation’s obligations under its 2010 Credit Agreements (the “Guarantor Subsidiaries”).

The following Condensed Consolidating Financial Statements present the financial information as of March 31, 2011 and December 31, 2010, and for the three months ended March 31, 2011 and 2010 for (i) Products Corporation on a stand-alone basis; (ii) the Guarantor Subsidiaries on a stand-alone basis; (iii) the subsidiaries of Products Corporation that do not guarantee Products Corporation’s 9 3/4% Senior Secured Notes (the “Non-Guarantor Subsidiaries”) on a stand-alone basis; and (iv) Products Corporation, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis. The Condensed Consolidating Financial Statements are presented on the equity method, under which the investments in subsidiaries are recorded at cost and adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Consolidating Condensed Balance Sheets
As of March 31, 2011

			Non-
	Products	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$9.2	$0.3	$51.7	$—	$61.2
Trade receivables, less allowances for doubtful accounts	76.7	17.0	88.7	—	182.4
Inventories	79.5	7.0	43.7	—	130.2
Deferred income taxes — current	35.0	—	5.7	—	40.7
Prepaid expenses and other	77.8	5.7	26.9	—	110.4
Intercompany receivables	889.6	440.8	333.7	(1,664.1)	—
Investment in subsidiaries	(180.9)	(186.3)	—	367.2	—
Property, plant and equipment, net	87.3	0.9	15.8	—	104.0
Deferred income taxes — noncurrent	209.9	—	2.5	—	212.4
Other assets	53.8	27.0	27.9	—	108.7
Goodwill, net	150.6	41.4	2.1	—	194.1

Total assets	$1,488.5	$353.8	$598.7	$(1,296.9)	$1,144.1

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$4.3	$2.1	$—	$6.4
Current portion of long-term debt	8.0	—	—	—	8.0
Accounts payable	55.4	8.1	32.5	—	96.0
Accrued expenses and other	148.6	8.6	64.6	—	221.8
Intercompany payables	522.3	612.0	529.8	(1,664.1)	—
Long-term debt	1,099.6	—	—	—	1,099.6
Long-term debt — affiliates	107.0	—	—	—	107.0
Other long-term liabilities	191.9	8.6	49.1	—	249.6

Total liabilities	2,132.8	641.6	678.1	(1,664.1)	1,788.4
Stockholder’s deficiency	(644.3)	(287.8)	(79.4)	367.2	(644.3)

Total liabilities and stockholder’s deficiency	$1,488.5	$353.8	$598.7	$(1,296.9)	$1,144.1

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Consolidating Condensed Statement of Operations
For the Three Months Ended March 31, 2011

			Non-
	Products	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$219.2	$17.9	$136.5	$(40.4)	$333.2
Cost of sales	94.4	8.1	51.2	(40.4)	113.3

Gross profit	124.8	9.8	85.3	—	219.9
Selling, general and administrative expenses	103.8	9.0	60.3	—	173.1

Operating income	21.0	0.8	25.0	—	46.8

Other expenses (income):
Intercompany interest, net	—	(0.3)	1.8	—	1.5
Interest expense	22.4	0.1	0.1	—	22.6
Interest income	—	—	(0.1)	—	(0.1)
Amortization of debt issuance costs	1.1	—	—	—	1.1
Foreign currency (gains) losses, net	0.3	0.3	(0.3)	—	0.3
Miscellaneous, net	(9.3)	(4.6)	14.7	—	0.8

Other expenses, net	14.5	(4.5)	16.2	—	26.2

Income from continuing operations before income taxes	6.5	5.3	8.8	—	20.6
Provision for income taxes	2.8	1.4	4.4	—	8.6

Income from continuing operations	3.7	3.9	4.4	—	12.0
Equity in income (loss) of subsidiaries	8.3	2.1	—	(10.4)	—

Net income (loss)	$12.0	$6.0	$4.4	$(10.4)	$12.0

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Consolidating Condensed Statement of Cash Flow
For the Three Months Ended March 31, 2011

	Products	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(8.5)	$36.7	$(4.1)	$—	$24.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2.3)	—	(0.1)	—	(2.4)
Acquisitions	—	(39.0)	—	—	(39.0)

Net cash used in investing activities	(2.3)	(39.0)	(0.1)	—	(41.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings and overdraft	1.6	2.5	0.2	—	4.3
Repayment of long-term debt	(2.0)	—	—	—	(2.0)
Other financing activities	(0.1)	—	(0.2)	—	(0.3)

Net cash (used in) provided by financing activities	(0.5)	2.5	—	—	2.0

Effect of exchange rate changes on cash and cash equivalents	—	—	(0.2)	—	(0.2)

Net (decrease) increase in cash and cash equivalents	(11.3)	0.2	(4.4)	—	(15.5)
Cash and cash equivalents at beginning of period	20.5	0.1	56.1	—	76.7

Cash and cash equivalents at end of period	$9.2	$0.3	$51.7	$—	$61.2

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Consolidating Condensed Statement of Cash Flow
For the Three Months Ended March 31, 2010

	Products	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$24.5	$(0.7)	$7.0	$—	$30.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2.8)	—	(0.3)	—	(3.1)
Proceeds from the sale of certain assets	—	—	0.1	—	0.1

Net cash used in investing activities	(2.8)	—	(0.2)	—	(3.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(13.8)	0.6	0.2	—	(13.0)
Borrowings under the 2010 Revolving Credit Facility, net	10.5	—	—	—	10.5
Repayments under the 2006 Term Loan Facility	(815.0)	—	—		(815.0)
Borrowings under the 2010 Term Loan Facility	786.0	—	—		786.0
Payment of financing costs	(15.0)	—	—	—	(15.0)
Other financing activities	(0.1)	—	(0.1)		(0.2)

Net cash (used in) provided by financing activities	(47.4)	0.6	0.1	—	(46.7)

Effect of exchange rate changes on cash and cash equivalents	—	—	0.2	—	0.2

Net (decrease) increase in cash and cash equivalents	(25.7)	(0.1)	7.1	—	(18.7)
Cash and cash equivalents at beginning of period	27.4	0.4	26.7	—	54.5

Cash and cash equivalents at end of period	$1.7	$0.3	$33.8	$—	$35.8

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
(all tabular amounts in millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company’s products are sold worldwide and marketed under such brand names as Revlon, including the Revlon ColorStay, Revlon Super Lustrous and Revlon Age Defying franchises, as well as the Almay brand, including the Almay Intense i-Color and Almay Smart Shade franchises, in cosmetics; Revlon ColorSilk in women’s hair color; Revlon in beauty tools; Mitchum in anti-perspirant deodorants; Charlie and Jean Naté in fragrances; and Ultima II and Gatineau in skincare.

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
(all tabular amounts in millions)

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

Overview of Net Sales and Earnings Results

Consolidated net sales in the first quarter of 2011 were $333.2 million, an increase of $27.7 million, or 9.1%, compared to $305.5 million in the first quarter of 2010. Excluding the favorable impact of foreign currency fluctuations of $6.2 million, consolidated net sales increased by 7.0% in the first quarter of 2011. Higher net sales were realized throughout all of the Company’s regions.

Consolidated net income for the first quarter of 2011 was $12.0 million, compared to $4.2 million in the first quarter of 2010. The increase in consolidated net income in the first quarter of 2011, compared to the first quarter of 2010, was primarily due to:

•	$23.1 million of higher gross profit due to $27.7 million of higher net sales, partially offset by $4.6 million of higher cost of sales; and

•	a $9.7 million loss on the early extinguishment of debt in the first quarter of 2010;

with the foregoing partially offset by:

•	$23.4 million of higher SG&A expense, primarily driven by $15.5 million of higher advertising expenses to support the Company’s brands.

Impact of the March 2011 Disaster in Japan

The Company is currently assessing the potential impact of the March 2011 disaster in Japan and its aftermath on the Company’s supply chain and its operations in Japan for the remainder of 2011. These events did not have a material impact on the Company’s net sales, operating profit and supply chain in the first quarter of 2011. (See Item IA. “Risk Factors”).

Results of Operations

In the tables, all amounts are in millions and numbers in parentheses ( ) denote unfavorable variances.

Net sales:

Consolidated net sales in the first quarter of 2011 were $333.2 million, an increase of $27.7 million, or 9.1%, compared to $305.5 million in the first quarter of 2010. Excluding the favorable impact of foreign currency fluctuations of $6.2 million, consolidated net sales increased by 7.0% in the first quarter of 2011. The increase in consolidated net sales, excluding the favorable impact of foreign currency fluctuations, was primarily driven by higher net sales of Revlon color cosmetics, as well as fragrances and Almay color cosmetics, partially offset by lower net sales of Revlon ColorSilk hair color.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
(all tabular amounts in millions)

	Three Months Ended
	March 31,		Change		XFX Change(a)
	2011	2010	$	%	$	%

United States	$186.2	$182.1	$4.1	2.3%	$4.1	2.3%
Asia Pacific	53.1	45.9	7.2	15.7	4.1	8.9
Europe, Middle East and Africa	49.7	42.9	6.8	15.9	4.8	11.2
Latin America	27.0	20.0	7.0	35.0	6.9	34.5
Canada	17.2	14.6	2.6	17.8	1.6	11.0

Total Net Sales	$333.2	$305.5	$27.7	9.1%	$21.5	7.0%

(a)	XFX excludes the impact of foreign currency fluctuations.

United States

In the U.S., net sales in the first quarter of 2011 were $186.2 million, an increase of $4.1 million, or 2.3%, compared to $182.1 million in the first quarter of 2010, primarily driven by higher net sales of Revlon and Almay color cosmetics, partially offset by lower net sales of Revlon ColorSilk hair color. Net sales of Revlon color cosmetics increased in part due to lower promotional allowances in the first quarter of 2011, as compared to the first quarter of 2010.

Asia Pacific

In Asia Pacific, net sales in the first quarter of 2011 increased 15.7% to $53.1 million, compared to $45.9 million in the first quarter of 2010. Excluding the favorable impact of foreign currency fluctuations, net sales increased $4.1 million, or 8.9%, primarily driven by higher net sales of Revlon color cosmetics. From a country perspective, net sales increased in certain distributor markets and China (which together contributed approximately 6.9 percentage points to the increase in the region’s net sales in the first quarter of 2011, as compared with the first quarter of 2010).

Europe, Middle East and Africa

In Europe, the Middle East and Africa, net sales in the first quarter of 2011 increased 15.9% to $49.7 million, compared to $42.9 million in the first quarter of 2010. Excluding the favorable impact of foreign currency fluctuations, net sales increased $4.8 million, or 11.2%, primarily driven by higher net sales of fragrances, Revlon color cosmetics and Mitchum anti-perspirant deodorant. From a country perspective, net sales increased in the U.K. and South Africa (which together contributed approximately 8.6 percentage points to the increase in the region’s net sales in the first quarter of 2011, as compared with the first quarter of 2010).

Latin America

In Latin America, net sales in the first quarter of 2011 increased 35.0% to $27.0 million, compared to $20.0 million in the first quarter of 2010. Excluding the favorable impact of foreign currency fluctuations, net sales increased $6.9 million, or 34.5%, primarily driven by higher net sales of Revlon color cosmetics, other beauty care products, Almay color cosmetics and Revlon ColorSilk hair color. From a country perspective, net sales increased throughout the region. Higher net sales in Venezuela, including the impact of higher selling prices given market conditions and inflation, accounted for approximately half of the $6.9 million increase in net sales in the region.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
(all tabular amounts in millions)

Canada

In Canada, net sales in the first quarter of 2011 increased 17.8% to $17.2 million, compared to $14.6 million in the first quarter of 2010. Excluding the favorable impact of foreign currency fluctuations, net sales increased $1.6 million, or 11.0%, primarily driven by higher net sales of Revlon color cosmetics, partially offset by lower net sales of Almay color cosmetics.

Gross profit:

	Three Months Ended
	March 31,
	2011	2010	Change

Gross profit	$219.9	$196.8	$23.1
Percentage of net sales	66.0%	64.4%	1.6%

The 1.6 percentage point increase in gross profit as a percentage of net sales for the first quarter of 2011, compared to the first quarter of 2010, was primarily due to:

•	lower material costs, which increased gross profit as a percentage of net sales by 0.9 percentage points;

•	the adjustment to cost of goods in the first quarter of 2010 resulting from the devaluation of Venezuela’s local currency relative to the U.S. dollar, which adjustment did not re-occur in 2011 and, therefore, impacted gross profit in the first quarter of 2011 as a percentage of net sales by 0.6 percentage points, as compared to the first quarter of 2010;

•	favorable fixed overhead absorption, which increased gross profit as a percentage of net sales by 0.5 percentage points;

•	lower pension expenses within cost of goods of $1.8 million, which increased gross profit as a percentage of net sales by 0.5 percentage points; and

•	lower costs related to inventory obsolescence and sales returns, which increased gross profit as a percentage of net sales by 0.5 percentage points;

with the foregoing partially offset by:

•	the impact of product mix, which reduced gross profit as a percentage of net sales by 1.6 percentage points.

SG&A expenses:

	Three Months Ended
	March 31,
	2011	2010	Change

SG&A expenses	$173.1	$149.7	$(23.4)

The $23.4 million increase in SG&A expenses for the first quarter of 2011, as compared to the first quarter of 2010, was driven primarily by:

•	$15.5 million of higher advertising expenses to support the Company’s brands as the Company continued to optimize its brand support mix; and

•	$2.9 million of unfavorable impact of foreign currency fluctuations.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
(all tabular amounts in millions)

Interest expense:

	Three Months Ended
	March 31,
	2011	2010	Change

Interest expense	$24.1	$22.9	$(1.2)

The $1.2 million increase in interest expense for the first quarter of 2011, as compared to the first quarter of 2010, was due to higher weighted average borrowing rates, primarily as a result of the 2010 Refinancing (as hereinafter defined), partially offset by lower debt levels.

Loss on early extinguishment of debt, net:

	Three Months Ended
	March 31,
	2011	2010	Change

Loss on early extinguishment of debt, net	$—	$9.7	$9.7

As a result of the 2010 Refinancing, the Company recognized a loss on the extinguishment of debt of $9.7 million during the first quarter of 2010, primarily due to $5.9 million of fees and expenses which were expensed as incurred in connection with the 2010 Refinancing, as well as the write-off of $3.8 million of unamortized deferred financing fees in connection with such refinancing.

Foreign currency losses:

	Three Months Ended
	March 31,
	2011	2010	Change

Foreign currency losses	$0.3	$3.8	$3.5

Foreign currency losses during the first quarter of 2010 included a $2.8 million one-time foreign currency loss related to the required re-measurement of the balance sheet of the Company’s subsidiary in Venezuela (“Revlon Venezuela”) during the first quarter of 2010 to reflect the impact of the devaluation of Venezuela’s local currency relative to the U.S. dollar, as Venezuela was designated as a highly inflationary economy effective January 1, 2010. (See “Financial Condition, Liquidity and Capital Resources — Impact of Foreign Currency Translation — Venezuela” in this Form 10-Q).

Provision for income taxes:

	Three Months Ended
	March 31,
	2011	2010	Change

Provision for income taxes	$8.6	$5.0	$(3.6)

The $3.6 million increase in provision for income taxes for the first quarter of 2011, as compared to the first quarter of 2010, was primarily attributable to a the reduction of the Company’s deferred tax valuation allowance on its net U.S. deferred income tax assets at December 31, 2010, which resulted in a higher effective tax rate in the U.S. for the first quarter of 2011, as well as higher taxable income for taxable subsidiaries in certain foreign jurisdictions and the U.S. in the first quarter of 2011. The increase in the provision for income taxes resulting from the reduction of the Company’s deferred tax valuation allowance on its net U.S. deferred income tax assets will not affect the Company’s cash taxes paid in 2011, and such increase will not affect the Company’s cash taxes paid until the Company has fully used its U.S. tax loss

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
(all tabular amounts in millions)

carryforwards. (See Note 12, “Income Taxes,” to the Consolidated Financial Statements in the Company’s 2010 Form 10-K).

Financial Condition, Liquidity and Capital Resources

At March 31, 2011, the Company had a liquidity position of $162.5 million, consisting of cash and cash equivalents (net of any outstanding checks) of $56.1 million, as well as approximately $106.4 million in available borrowings under the 2010 Revolving Credit Facility, based upon the calculated borrowing base less $21.2 million of undrawn outstanding letters of credit and nil then drawn under the 2010 Revolving Credit Facility at such date.

Cash Flows

At March 31, 2011, the Company had cash and cash equivalents of $61.2 million, compared with $35.8 million at March 31, 2010. The following table summarizes the Company’s cash flows from operating, investing and financing activities for March 31, 2011 and March 31, 2010, respectively:

	Three Months Ended March 31,
	2011	2010

Net cash provided by operating activities	$24.1	$30.8
Net cash used in investing activities	41.4	3.0
Net cash provided by (used in) financing activities	2.0	(46.7)

Operating Activities

Net cash provided by operating activities in the first quarter of 2011 was $24.1 million, as compared to $30.8 million in the first quarter of 2010. As compared to the first quarter of 2010, cash provided by operating activities in the first quarter of 2011 was impacted by unfavorable changes in working capital, higher pension contributions and higher interest payments, partially offset by lower permanent display purchases.

In the ordinary course of business, the Company’s source or use of cash from operating activities may vary on a quarterly basis as a result of a number of factors, including the timing of working capital flows.

Investing Activities

Net cash used in investing activities was $41.4 million and $3.0 million for the first quarters of 2011 and 2010, respectively. Net cash used in investing activities for the first quarter of 2011 included a cash payment of $39.0 million for the Sinful Colors Acquisition (as hereinafter defined) and $2.4 million of cash used for capital expenditures. On March 17, 2011, the Company acquired certain net assets, including trademarks and other intellectual property, inventory, certain receivables and manufacturing equipment, related to Sinful Colors cosmetics, Wild and Crazy cosmetics, freshMinerals cosmetics and freshcover cosmetics, which products are sold principally in the U.S. mass retail channel (the “Sinful Colors Acquisition”). Net cash used in investing activities for the first quarter of 2010 included $3.1 million of cash used for capital expenditures.

Financing Activities

Net cash provided by (used in) financing activities was $2.0 million and $(46.7) million for the first quarters of 2011 and 2010, respectively. Net cash provided by financing activities for the first quarter of 2011 included a $2.0 million scheduled amortization payment on the 2010 Term Loan Facility.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
(all tabular amounts in millions)

Net cash used in financing activities for the first quarter of 2010 included the March 2010 refinancing of the $815.0 million remaining aggregate principal amount of Products Corporation’s 2006 bank Term Loan Facility (the “2010 Refinancing”), partially offset by Products Corporation’s issuance of the $800.0 million aggregate principal amount of the 2010 Term Loan Facility, or $786.0 million net of discounts, and net borrowings of $10.5 million under the 2010 Revolving Credit Facility. Net cash used in financing activities for the first quarter of 2010 also included payment of financing costs of $15.4 million, which is comprised principally of (i) the payment of $13.4 million of the $15.1 million of fees incurred in connection with the 2010 Refinancing; and (ii) the payment of $1.6 million of the $25.0 million of fees incurred in connection with the refinancing of Product Corporation’s 9 1/2% Senior Notes in November 2009 with the 9 3/4% Senior Secured Notes due November 2015.

Long-Term Debt Instruments

For further detail regarding Products Corporation’s long-term debt instruments, see Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2010 Form 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources” in the Company’s 2010 Form 10-K.

2010 Bank Credit Agreements

For detail regarding the 2010 Bank Credit Agreements, see Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2010 Form 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — 2010 Bank Credit Agreements” in the Company’s 2010 Form 10-K.

Products Corporation was in compliance with all applicable covenants under the 2010 Credit Agreements upon closing the 2010 Refinancing and as of March 31, 2011. At March 31, 2011, the aggregate principal amount outstanding under the 2010 Term Loan Facility was $792.0 million and availability under the $140.0 million 2010 Revolving Credit Facility, based upon the calculated borrowing base less $21.2 million of outstanding undrawn letters of credit and nil then drawn on the 2010 Revolving Credit Facility, was $106.4 million.

9 3/4% Senior Secured Notes due 2015

For detail regarding the 9 3/4% Senior Secured Notes, due November 2015, see Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2010 Form 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — 9 3/4% Senior Secured Notes due 2015” in the Company’s 2010 Form 10-K.

Products Corporation was in compliance with all applicable covenants under its 9 3/4% Senior Secured Notes as of March 31, 2011.

Senior Subordinated Term Loan

For detail regarding Products Corporation’s Senior Subordinated Term Loan from MacAndrews & Forbes (the “Senior Subordinated Term Loan”), consisting of (i) the $48.6 million of the $107.0 million aggregate outstanding principal amount of the Senior Subordinated Term Loan that was contributed to Revlon, Inc. by MacAndrews & Forbes (the “Contributed Loan”), which is due from Products Corporation to Revlon, Inc. and matures on October 8, 2013 and (ii) the $58.4 million principal amount of the Senior Subordinated Term Loan which remains owing from Products Corporation to MacAndrews & Forbes (the “Non-Contributed Loan”), which matures on October 8, 2014, see Note 9, “Long-Term Debt,” to the

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
(all tabular amounts in millions)

Consolidated Financial Statements in the Company’s 2010 Form 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Senior Subordinated Term Loan” in the Company’s 2010 Form 10-K.

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

The 2008 Interest Rate Swap was initially designated as a cash flow hedge of the variable interest rate payments on Products Corporation’s former 2006 Term Loan Facility (prior to its complete refinancing in March 2010) under the Derivatives and Hedging Topic of the FASB Accounting Standards Codification (the “Derivatives and Hedging Topic”). However, as a result of the 2010 Refinancing, effective March 11, 2010 (the closing date of the 2010 Refinancing), the 2008 Interest Rate Swap no longer met the criteria specified under the Derivatives and Hedging Topic to allow for the deferral of the effective portion of unrecognized hedging gains or losses in other comprehensive income as the scheduled variable interest payment specified on the date originally documented at the inception of the hedge will not occur. As a result, as of March 11, 2010, the Company reclassified an unrecognized loss of $0.8 million from Accumulated Other Comprehensive Loss into earnings.

Impact of Foreign Currency Translation — Venezuela

During the first quarter of 2011 and 2010, the Company’s subsidiary in Venezuela had net sales of approximately 3% and 2%, respectively, of the Company’s consolidated net sales. At both March 31, 2011 and December 31, 2010, total assets in the Company’s subsidiary in Venezuela were approximately 3% of the Company’s total assets.

Highly-Inflationary Economy:  Effective January 1, 2010, Venezuela was designated as a highly inflationary economy under U.S. GAAP. As a result, beginning January 1, 2010, the U.S. dollar is the functional currency for the Company’s subsidiary in Venezuela. Through December 31, 2009, prior to Venezuela being designated as highly inflationary, currency translation adjustments of Revlon Venezuela’s balance sheet were reflected in shareholders’ equity as part of Other Comprehensive Income; however subsequent to January 1, 2010, such adjustments are reflected in earnings.

Currency Devaluation:  On January 8, 2010, the Venezuelan government announced the devaluation of its local currency (“Bolivars”) relative to the U.S. dollar and the official exchange rate for non-essential goods changed from 2.15 to 4.30. The Company uses Venezuela’s official rate to translate the financial statements of Revlon Venezuela. In the first quarter of 2010 the devaluation had the impact of reducing reported net sales and operating income by $5.4 million and $1.9 million, respectively. Additionally, to reflect the impact of the currency devaluation, a one-time foreign currency loss of $2.8 million was recorded in January 2010 as a result of the required re-measurement of Revlon Venezuela’s balance sheet. As

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
(all tabular amounts in millions)

Venezuela was designated as a highly inflationary economy effective January 1, 2010, this foreign currency loss was reflected in earnings in the first quarter of 2010.

In December 2010, the Venezuelan government announced a further devaluation of Bolivars relative to the U.S. dollar for essential goods from 2.60 to 4.30, effective December 31, 2010. Given that the Company has immaterial transactions for essential goods, the further devaluation has not had, nor does the Company expect it to have, a material impact on the Company’s results of operations or financial condition.

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

The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt service payments and costs, debt repurchases and regularly scheduled pension and post-retirement benefit plan contributions and benefit payments. The Company’s cash contributions to its pension and post-retirement benefit plans in the first quarter of 2011 were $8.8 million. In accordance with the minimum pension contributions required under the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and as amended by the Worker, Retiree and Employer Recovery Act of 2008, the Company expects cash contributions to its pension and post-retirement benefit plans to be approximately $30 million in the aggregate for full year 2011. The Company’s purchases of permanent wall displays and capital expenditures in the first quarter of 2011 were $8.9 million and $2.4 million, respectively. The Company expects purchases of permanent wall displays and capital expenditures in the aggregate for full year 2011 to be approximately $40 million and $20 million, respectively, inclusive of amounts expended in the first quarter of 2011. (See Note 6, “Restructuring Costs and Other, Net,” in the Consolidated Financial Statements in this Form 10-Q for discussion of the Company’s expected uses of funds in connection with its various restructuring programs).

The Company has undertaken, and continues to assess, refine and implement a number of improvements to efficiently manage its cash and working capital, including, among other things, programs intended to optimize inventory levels over time; centralized procurement to secure discounts and efficiencies; prudent management of accounts receivable and accounts payable; and controls on general and administrative spending. In the ordinary course of business, the Company’s source or use of cash from operating activities may vary on a quarterly basis as a result of a number of factors, including the timing of working capital flows.

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
(all tabular amounts in millions)

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

The Company expects that operating revenues, cash on hand and funds available for borrowing under the 2010 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2011, including cash requirements in connection with the payment of operating expenses, including expenses in connection with the execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs (including, without limitation, the May 2009 Program), severance not otherwise included in the Company’s restructuring programs, debt service payments and costs, debt repurchases and regularly scheduled pension and post-retirement plan contributions and benefit payments.

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

Any such developments, if significant, could reduce the Company’s revenues and could adversely affect Products Corporation’s ability to comply with certain financial covenants under the 2010 Credit Agreements and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending. (See also Item 1A. “Risk Factors” in the Company’s 2010 Form 10-K, as supplemented in Item 1A of this Form 10-Q, for further discussion of certain risks associated with the Company’s business and indebtedness).

If the Company is unable to satisfy its cash requirements from the sources identified above or comply with its debt covenants, the Company could be required to adopt one or more of the following alternatives:

•	delaying the implementation of or revising certain aspects of the Company’s business strategy;

•	reducing or delaying purchases of wall displays or advertising, promotional or marketing expenses;

•	reducing or delaying capital spending;

•	implementing new or revising existing restructuring programs;

•	refinancing Products Corporation’s indebtedness;

•	selling assets or operations;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
(all tabular amounts in millions)

•	seeking additional capital contributions and/or loans from MacAndrews & Forbes, Revlon, Inc., and/or the Company’s other affiliates and/or third parties;

•	selling additional debt securities of Products Corporation; or

•	reducing other discretionary spending.

There can be no assurance that the Company would be able to take any of the actions referred to above because of a variety of commercial or market factors or constraints in Products Corporation’s debt instruments, including, without limitation, market conditions being unfavorable for an equity or debt issuance, additional capital contributions and/or loans not being available from affiliates and/or third parties, or that the transactions may not be permitted under the terms of Products Corporation’s various debt instruments then in effect, such as due to restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable the Company to satisfy its cash requirements or enable Products Corporation to comply with its debt covenants if the actions do not generate a sufficient amount of additional capital. (See also Item 1A. “Risk Factors” in the Company’s 2010 Form 10-K, as supplemented in Item 1A of this Form 10-Q, for further discussion of certain risks associated with the Company’s business and indebtedness).

Products Corporation enters into foreign currency forward exchange contracts and option contracts from time to time to hedge certain net cash flows denominated in currencies other than the local currencies of the Company’s foreign and domestic operations. The foreign currency forward exchange contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. At March 31, 2011, the notional amount and fair value of FX Contracts outstanding was $48.6 million and $(1.7) million, respectively.

Disclosures about Contractual Obligations and Commercial Commitments

As of March 31, 2011, there were no material changes to the Company’s total contractual cash obligations, as set forth in the contractual obligations and commercial commitments table included in the Company’s 2010 Form 10-K.

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

Discussion of Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, see the Company’s 2010 Form 10-K.

Effect of Recent Accounting Pronouncements

During the first quarter of 2011, there were no recent accounting pronouncements applicable to the Company.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company’s policy is to manage market risk through a combination of fixed and floating rate debt. The Company from time to time makes use of derivative financial instruments to adjust its fixed and floating rate ratio. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in Item 7A of the Company’s 2010 Form 10-K (“Item 7A”) describes significant aspects of the Company’s financial instrument programs that have material market risk as of December 31, 2010. The following table presents the information required by Item 7A as of March 31, 2011:

	Expected maturity date for the Year Ended
	December 31,							Fair Value
	(dollars in millions, except for rate information)							March 31,
Debt	2011	2012	2013	2014	2015	Thereafter	Total	2011

Short-term variable rate (various currencies)	$6.4						$6.4	$6.4
Average interest rate(a)	6.2%
Long-term fixed rate — third party ($US)					$330.0		330.0	358.1
Average interest rate					9.75%
Long-term fixed rate — affiliates ($US)			$48.6(b )	$58.4(b )			107.0	110.4
Average interest rate			12.75%	12.0%
Long-term variable rate — third party ($US)	6.0	$8.0	8.0	8.0	762.0		792.0	794.0
Average interest rate(a)	6.0%	6.0%	6.1%	6.4%	6.5%

Total debt	$12.4	$8.0	$56.6	$66.4	$1,092.0	$—	$1,235.4	$1,268.9

(a)	Weighted average variable rates are based upon implied forward rates from the U.S. Dollar LIBOR yield curves at March 31, 2011.

(b)	Represents the $107.0 million aggregate principal amount outstanding of the Senior Subordinated Term Loan as of March 31, 2011, which Contributed Loan ($48.6 million) matures on October 8, 2013 and bears interest at an annual rate of 12.75% and which Non-Contributed Loan ($58.4 million) matures on October 8, 2014 and bears interest at an annual rate of 12%. Interest on the Senior Subordinated Term Loan is payable in arrears in cash on January 8, April 8, July 8, and October 8 of each year.

(c)	The 2010 Term Loan Facility bears interest at the Eurodollar Rate (as defined in the 2010 Term Loan Agreement) plus 4.00% per annum (provided that in no event shall the Eurodollar Rate be less than 2.00% per annum).

	Average	Original	Contract
	Contractual	US Dollar	Value	Fair Value
	Rate	Notional	March 31,	March 31,
Forward Contracts	$/FC	Amount	2011	2011

Sell Canadian Dollars /Buy USD	0.9900	$17.0	$16.4	$(0.6)
Sell Australian Dollars/Buy USD	0.9655	12.9	12.2	(0.7)
Sell British Pounds/Buy USD	1.5627	7.2	7.0	(0.2)
Sell South African Rand/Buy USD	0.1392	5.4	5.2	(0.2)
Buy Australian Dollars/Sell New Zealand Dollars	1.3442	4.4	4.4	—
Sell Japanese Yen/Buy USD	0.0121	1.2	1.2	—
Sell New Zealand Dollars/Buy USD	0.7245	0.3	0.3	—
Sell Hong Kong Dollars/Buy USD	0.1283	0.2	0.2	—

Total forward contracts		$48.6	$46.9	$(1.7)

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Item 4.	Controls and Procedures

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

(b)  Changes in Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company’s actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company’s expectations and estimates (whether qualitative or quantitative) as to:

(i)	the Company’s future financial performance;

(ii)	the effect on sales of decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel; adverse changes in currency exchange rates and/or currency controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors, changes in consumer purchasing habits, including with respect to shopping channels; retailer inventory management; retailer space reconfigurations or reductions in retailer display space; changes in retailer pricing or promotional strategies; less than anticipated results from the Company’s existing or new products or from its advertising, promotional and/or marketing plans; or if the Company’s expenses, including, without limitation, for pension expense under its benefit plans, advertising, promotional and marketing activities or for sales returns related to any reduction of retail space, product discontinuances or otherwise, exceed the anticipated level of expenses;

(iii)	the Company’s belief that the continued execution of its business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands, further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, any of which, whose intended purpose would be to create value through profitable growth, could result in the Company making investments and/or recognizing charges related to executing against such opportunities;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

(iv)	our expectations regarding our strategic goal to profitably grow our business and as to the business strategies employed to achieve this goal, which are: (a) continuing to build our strong brands by focusing on innovative, high-quality, consumer-preferred brand offering; effective consumer brand communication; appropriate levels of advertising and promotion; and superb execution with our retail partners; (b) continuing to develop our organizational capability through attracting, retaining and rewarding highly capable people and through performance management, development planning, succession planning and training; (c) continuing to drive common global processes which are designed to provide the most efficient and effective allocation of our resources; (d) continuing to focus on increasing our operating profit and cash flow; and (e) continuing to improve our capital structure by focusing on strengthening our balance sheet and reducing debt;

(v)	restructuring activities, restructuring costs and charges, the timing of restructuring payments and the benefits from such activities;

(vi)	the Company’s expectation that operating revenues, cash on hand and funds available for borrowing under Products Corporation’s 2010 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2011, including the cash requirements referred to in item (viii) below;

(vii)	the Company’s expected principal sources of funds, including operating revenues, cash on hand and funds available for borrowing under Products Corporation’s 2010 Revolving Credit Facility and other permitted lines of credit, as well as the availability of funds from refinancing Products Corporation’s indebtedness, selling assets or operations, capital contributions and/or loans from MacAndrews & Forbes, Revlon, Inc., the Company’s other affiliates and/or third parties and/or the sale of additional debt securities of Products Corporation;

(viii)	the Company’s expected principal uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, payments in connection with the Company’s purchases of permanent wall displays, capital expenditure requirements, restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt service payments and costs, debt repurchases (including, without limitation, that the Company may also, from time to time, seek to retire or purchase its outstanding debt obligations in open market purchases, in privately negotiated transactions or otherwise and may seek to refinance some or all of its indebtedness based upon market conditions) and regularly scheduled pension and post-retirement benefit plan contributions and benefit payments, and its estimates of the amount and timing of its operating expenses, restructuring costs and payments, severance costs and payments, debt service payments (including payments required under Products Corporation’s debt instruments), debt repurchases, cash contributions to the Company’s pension plans and its other post-retirement benefit plans and benefit payments in 2011, purchases of permanent wall displays and capital expenditures;

(ix)	matters concerning the Company’s market-risk sensitive instruments, as well as the Company’s expectations as to the counterparty’s performance, including that any loss arising from the non-performance by the counterparty would not be material;

(x)	the Company’s plan to efficiently manage its cash and working capital, including, among other things, programs intended to optimize inventory levels over time; centralized procurement to secure discounts and efficiencies; prudent management of accounts receivable and accounts payable; controls on general and administrative spending; and the Company’s belief that in the ordinary course of business, its source or use of cash from operating activities may vary on a quarterly basis as a result of a number of factors, including the timing of working capital flows;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

(xi)	the Company’s expectations regarding its future pension expense, cash contributions and benefit payments under its benefit plans; and

(xii)	the Company’s expectations as to the future impact of the further devaluation of Venezuelan Bolivars, including, without limitation, that given that the Company has immaterial transactions for essential goods, the Company’s expectations that it will not have a material impact on the Company’s results of operations or financial condition.

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

Investors are advised, however, to consult any additional disclosures the Company made or may make in its 2010 Form 10-K, and in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC in 2011 (which, among other places, can be found on the SEC’s website at http://www.sec.gov). Except as expressly set forth in this Form 10-Q, the information available from time to time on such website shall not be deemed incorporated by reference into this Quarterly Report on Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. (See also Item 1A. “Risk Factors” in the Company’s 2010 Form 10-K, as supplemented in Item 1A of this Form 10-Q, for further discussion of risks associated with the Company’s business.) In addition to factors that may be described in the Company’s filings with the SEC, including this filing, the following factors, among others, could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

in international markets) and political conditions (such as military actions and terrorist activities);

(iii)	unanticipated costs or difficulties or delays in completing projects associated with the continued execution of the Company’s business strategy or lower than expected revenues or the inability to create value through profitable growth as a result of such strategy, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more brands or product lines, launching of new product lines, including difficulties or delays, or higher than expected expenses, including for sales returns, in launching its new products, acquiring businesses or brands, further refining its approach to retail merchandising, and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company’s manufacturing, sourcing, supply chain or organizational size and structure;

(iv)	difficulties, delays or unanticipated costs in achieving our strategic goal to profitably grow our business and as to the business strategies employed to achieve this goal, such as (a) difficulties, delays or our inability to build our strong brands, such as due to less than effective product development, less than expected acceptance of our new or existing products by consumers and/or retail customers, less than expected acceptance of our advertising, promotional and/or marketing plans by our consumers and/or retail customers, less than expected investment in advertising, promotional and/or marketing activities or greater than expected competitive investment, less than expected acceptance of our brand communication by consumers and/or retail partners, less than expected levels of advertising, promotional and/or marketing activities for our new product launches and/or less than expected levels of execution with our retail partners or higher than expected costs and expenses; (b) difficulties, delays or the inability to develop our organizational capability; (c) difficulties, delays or unanticipated costs in connection with our plans to drive our company to act globally, such as due to higher than anticipated levels of investment required to support and build our brands globally or less than anticipated results from our national and multi-national brands; (d) difficulties, delays or unanticipated costs in connection with our plans to improve our operating profit and cash flow, such as difficulties, delays or the inability to take actions intended to improve results in sales returns, cost of goods sold, general and administrative expenses, working capital management and/or sales growth; and/or (e) difficulties, delays or unanticipated costs in consummating, or our inability to consummate, transactions to improve our capital structure, strengthen our balance sheet and/or reduce debt, including higher than expected costs (including interest rates);

(v)	difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company’s restructuring activities;

(vi)	lower than expected operating revenues, cash on hand and/or funds available under the 2010 Revolving Credit Facility and/or other permitted lines of credit or higher than anticipated operating expenses, such as referred to in clause (viii) below;

(vii)	the unavailability of funds under Products Corporation’s 2010 Revolving Credit Facility or other permitted lines of credit, or from refinancing indebtedness, selling assets or operations or from capital contributions and/or loans from MacAndrews & Forbes, Revlon, Inc., the Company’s other affiliates and/or third parties and/or the sale of additional debt securities of Products Corporation;

(viii)	higher than expected operating expenses, sales returns, working capital expenses, permanent wall display costs, capital expenditures, restructuring costs, severance not otherwise included in the Company’s restructuring programs, debt service payments, debt repurchases, regularly scheduled cash pension plan contributions and/or post-retirement benefit plan contributions and/or benefit payments;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

(ix)	interest rate or foreign exchange rate changes affecting the Company and its market-risk sensitive financial instruments and/or difficulties, delays or the inability of the counterparty to perform such transactions;

(x)	difficulties, delays or the inability of the Company to efficiently manage its cash and working capital;

(xi)	lower than expected returns on pension plan assets and/or lower discount rates, which could result in higher than expected cash contributions and/or pension expense; and

(xii)	unexpected consequences related to the future impact of the further devaluation of Bolivars.

Factors other than those listed above could also cause the Company’s results to differ materially from expected results. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Website Availability of Reports and Other Corporate Governance Information

Revlon, Inc., which owns 100% of Product Corporation’s common stock, maintains a comprehensive corporate governance program, including Corporate Governance Guidelines for Revlon, Inc.’s Board of Directors, Revlon, Inc.’s Board Guidelines for Assessing Director Independence and charters for Revlon, Inc.’s Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee. Revlon, Inc. maintains a corporate investor relations website, www.revloninc.com, where stockholders and other interested persons may review, without charge, among other things, Revlon, Inc.’s corporate governance materials and certain SEC filings (such as Revlon, Inc.’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, annual reports, Section 16 reports reflecting certain changes in the stock ownership of Revlon, Inc.’s directors and Section 16 officers, and certain other documents filed with the SEC), each of which are generally available on the same business day as the filing date with the SEC on the SEC’s website http://www.sec.gov, as well as on Revlon, Inc.’s corporate website http://www.revloninc.com. In addition, under the section of the website entitled, “Corporate Governance,” Revlon, Inc. posts printable copies of the latest versions of its Corporate Governance Guidelines, Board Guidelines for Assessing Director Independence, charters for Revlon, Inc.’s Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee, as well as Revlon, Inc.’s and the Company’s Code of Business Conduct, which includes Revlon, Inc.’s and the Company’s Code of Ethics for Senior Financial Officers, and the Audit Committee Pre-Approval Policy. The business and financial materials and any other statement or disclosure on, or made available through, the websites referenced herein shall not be deemed incorporated by reference into this report.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information set forth in this report, when evaluating the Company’s business, investors should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s 2010 Form 10-K. Further, investors should consider the following supplemental risk factor:

The March 2011 disaster in Japan and its aftermath could impact our global supply chain from Japan and our operations within Japan, which could adversely affect the Company’s business, financial condition and/or results of operations.

We are assessing the potential impact of these events on our global supply chain and our operations in Japan. We purchase materials from suppliers in Japan and from other suppliers who source materials from suppliers in Japan. Any significant interruption in the supply of materials from Japan could adversely affect our global supply chain and our ability to produce certain products, most of which are sold globally.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Additionally, we are monitoring the potential impact on the consumption of our products and our retail customers in Japan, including the potential for reduced consumer traffic in retail stores, reduced consumer purchases, reduced orders from retail customers and the impact of store closures and/or shortened hours. The Company’s subsidiary in Japan accounted for approximately 2%, 2%, 2% and 5% of the Company’s consolidated net sales, operating income, total assets and operating cash flow, respectively, for the year ended December 31, 2010. Any significant adverse affect on our sales in Japan could adversely affect the Company’s business, financial condition and/or results of operations.

Item 5.	Exhibits

*31.1	Certification of Alan T. Ennis, Chief Executive Officer, dated April 28, 2011, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Steven Berns, Chief Financial Officer, dated April 28, 2011, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1 (furnished herewith)	Certification of Alan T. Ennis, Chief Executive Officer, dated April 28, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (furnished herewith)	Certification of Steven Berns, Chief Financial Officer, dated April 28, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 28, 2011

REVLON CONSUMER PRODUCTS CORPORATION
Registrant

By: /s/ Steven Berns Steven Berns Executive Vice President and Chief Financial Officer