Form 10-Q
period 2011-06-30
REVLON CONSUMER PRODUCTS CORP
filed 2011-07-28
CIK 890547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                     Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                                                                                Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☒

The number of shares outstanding of the registrant’s common stock was 5,260 shares as of June 30, 2011, all of which were held by one affiliate, Revlon, Inc.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

INDEX

PART I — Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	2
	Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010	3
	Unaudited Consolidated Statement of Stockholder’s Deficiency and Comprehensive Income for the Six Months Ended June 30, 2011	4
	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	5
	Notes to Unaudited Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4.	Controls and Procedures	51
PART II — Other Information
Item 1A.	Risk Factors	56
Item 5.	Exhibits	56
	Signatures	58
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	June 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$44.9	$76.7
Trade receivables, less allowance for doubtful accounts of $3.1 as of both June 30, 2011 and December 31, 2010, respectively	185.7	197.5
Inventories	141.8	115.0
Deferred income taxes — current	41.4	40.3
Prepaid expenses and other	109.5	98.1

Total current assets	523.3	527.6
Property, plant and equipment, net	101.5	106.2
Deferred income taxes — noncurrent	209.2	216.6
Goodwill, net	194.1	182.7
Other assets	112.1	87.3

Total assets	$1,140.2	$1,120.4

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current liabilities:
Short-term borrowings	$9.0	$3.7
Current portion of long-term debt	18.0	8.0
Accounts payable	101.1	84.5
Accrued expenses and other	188.7	216.2

Total current liabilities	316.8	312.4
Long-term debt	1,110.1	1,100.9
Long-term debt — affiliates	107.0	107.0
Long-term pension and other post-retirement plan liabilities	186.6	201.5
Other long-term liabilities	53.7	55.7
Commitments and contingencies
Stockholder’s deficiency:
RCPC Preferred Stock par value $1.00 per share: 1,000 shares authorized; 546 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	54.6	54.6
Common Stock, par value $1.00 per share: 10,000 shares authorized; 5,260 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	—	—
Additional paid-in capital	944.5	943.2
Accumulated deficit	(1,484.8)	(1,504.6)
Accumulated other comprehensive loss	(148.3)	(150.3)

Total stockholder’s deficiency	(634.0)	(657.1)

Total liabilities and stockholder’s deficiency	$1,140.2	$1,120.4

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net sales	$351.2	$327.7	$684.4	$633.2
Cost of sales	121.9	107.0	235.2	215.7

Gross profit	229.3	220.7	449.2	417.5
Selling, general and administrative expenses	179.3	171.4	352.4	321.1

Operating income	50.0	49.3	96.8	96.4

Other expenses, net:
Interest expense	23.3	24.5	47.4	47.4
Amortization of debt issuance costs	1.0	1.0	2.1	2.4
Loss on early extinguishment of debt, net	11.3	—	11.3	9.7
Foreign currency losses, net	3.0	0.1	3.3	3.9
Miscellaneous, net	0.3	0.5	1.0	0.6

Other expenses, net	38.9	26.1	65.1	64.0

Income from continuing operations before income taxes	11.1	23.2	31.7	32.4
Provision for income taxes	3.9	4.8	12.5	9.8

Income from continuing operations, net of taxes	7.2	18.4	19.2	22.6
Income from discontinued operations, net of taxes	0.6	0.4	0.6	0.4

Net income	$7.8	$18.8	$19.8	$23.0

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDER’S DEFICIENCY
AND COMPREHENSIVE INCOME
(dollars in millions)

				Accumulated
		Additional		Other	Total
	Preferred	Paid-In-	Accumulated	Comprehensive	Stockholder’s
	Stock	Capital	Deficit	Loss	Deficiency

Balance, January 1, 2011	$54.6	$943.2	$(1,504.6)	$(150.3)	$(657.1)
Stock-based compensation amortization		1.3			1.3
Comprehensive income:
Net income			19.8		19.8
Currency translation adjustment				0.2	0.2
Amortization of pension related costs, net of tax(a)				1.8	1.8

Total comprehensive income					21.8

Balance, June 30, 2011	$54.6	$944.5	$(1,484.8)	$(148.3)	$(634.0)

(a)	See Note 2, “Pension and Post-retirement Benefits,” and Note 6, “Comprehensive Income,” in this Form 10-Q for details on the change in Accumulated Other Comprehensive Loss as a result of the amortization of unrecognized prior service costs and actuarial losses arising during the first six months of 2011.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Six Months
	Ended
	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19.8	$23.0
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of taxes	(0.6)	(0.4)
Depreciation and amortization	30.2	28.1
Amortization of debt discount	1.4	0.9
Stock compensation amortization	1.3	2.0
Provision for deferred income taxes	5.4	0.4
Loss on early extinguishment of debt, net	11.3	9.7
Amortization of debt issuance costs	2.1	2.4
Pension and other post-retirement expense	2.6	4.7
Change in assets and liabilities:
Decrease (increase) in trade receivables	15.4	(1.1)
Increase in inventories	(22.4)	(5.2)
Increase in prepaid expenses and other current assets	(12.3)	(15.9)
Increase in accounts payable	17.1	16.1
(Decrease) increase in accrued expenses and other current liabilities	(26.1)	10.0
Pension and other post-retirement plan contributions	(15.0)	(11.8)
Purchases of permanent displays	(23.6)	(17.7)
Other, net	(3.3)	(5.2)

Net cash provided by operating activities	3.3	40.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5.9)	(7.2)
Acquisitions	(39.0)	—
Proceeds from the sale of certain assets	0.1	0.2

Net cash used in investing activities	(44.8)	(7.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings and overdraft	3.6	(0.3)
Borrowings under the 2011 Revolving Credit Facility	10.0	—
Repayments under the 2006 Term Loan Facility	—	(815.0)
Borrowings under the 2010 Term Loan Facility	—	786.0
Repayments under the 2010 Term Loan Facility	(794.0)	(2.0)
Borrowings under the 2011 Term Loan Facility	796.0	—
Payment of financing costs	(3.9)	(16.6)
Other financing activities	(0.7)	(0.4)

Net cash provided by (used in) financing activities	11.0	(48.3)

Effect of exchange rate changes on cash and cash equivalents	(1.3)	(0.6)

Net decrease in cash and cash equivalents	(31.8)	(15.9)
Cash and cash equivalents at beginning of period	76.7	54.5

Cash and cash equivalents at end of period	$44.9	$38.6

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$57.1	$38.5
Income taxes, net of refunds	$12.3	$9.5

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying Unaudited Consolidated Financial Statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, certain assumptions related to the recoverability of intangible and long-lived assets, deferred tax valuation allowances, reserves for estimated tax liabilities, restructuring costs, certain estimates and assumptions used in the calculation of the net periodic benefit costs and the projected benefit obligations for the Company’s pension and other post-retirement plans, including the expected long-term return on pension plan assets and the discount rate used to value the Company’s pension benefit obligations. The Unaudited Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2011 (the “2010 Form 10-K”).

The Company’s results of operations and financial position for interim periods are not necessarily indicative of those to be expected for a full year.

Certain prior year amounts in the Unaudited Consolidated Financial Statements have been reclassified to conform to the current period’s presentation.

Fire at Revlon Venezuela Facility

On June 5, 2011, the Company’s manufacturing facility in Venezuela was destroyed by fire. As of and for the year ended December 31, 2010, the Company’s subsidiary in Venezuela (“Revlon Venezuela”) had net sales of approximately 3% of the Company’s consolidated net sales and its net assets were

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

approximately 3% of the Company’s total net assets. The Company’s net sales in Venezuela are comprised of locally manufactured product as well as product imported from the Company’s Oxford, North Carolina facility. The Company is currently evaluating options to minimize disruption to Revlon Venezuela’s business as a result of such fire; however, it is not currently able to estimate the full year impact of the fire on its net sales or operating income.

In the second quarter of 2011, the Company recorded a $4.9 million impairment loss related to Revlon Venezuela’s net book value of inventory, property, plant and equipment destroyed by the fire. The Company maintains comprehensive property insurance, as well as business interruption insurance. An assessment of the extent of damage and the impact on the Company’s business in Venezuela is ongoing, and therefore the final amount and timing of the ultimate insurance recovery is currently unknown.

The Company believes that it is probable that the insurance recovery will at least equal the net book value of Revlon Venezuela’s inventory, property, plant, and equipment destroyed by the fire. Accordingly, in the second quarter of 2011, the Company recognized income of $4.9 million related to the insurance receivable, which entirely offset the impairment loss noted above.

For further discussion regarding the Fire in Venezuela, see Note 12, “Subsequent Event,” in this Form 10-Q.

Impact of Foreign Currency Translation — Venezuela

Highly-Inflationary Economy:  Effective January 1, 2010, Venezuela was designated as a highly inflationary economy under U.S. GAAP. As a result, beginning January 1, 2010, the U.S. dollar is the functional currency for Revlon Venezuela. Through December 31, 2009, prior to Venezuela being designated as highly inflationary, currency translation adjustments of Revlon Venezuela’s balance sheet were reflected in shareholders’ equity as part of Other Comprehensive Income; however, subsequent to January 1, 2010, such adjustments are reflected in earnings.

Currency Restrictions:  Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of Revlon Venezuela to obtain U.S. dollars in exchange for Venezuelan Bolivars (“Bolivars”) at the official foreign exchange rates from the Venezuelan government and its foreign exchange commission, the Comisión de Administracion de Divisas (“CADIVI”). In May 2010, the Venezuelan government took control over the previously freely-traded foreign currency exchange market and in June 2010, replaced it with a new foreign currency exchange system, the Sistema de Transacciones en Moneda Extranjera (“SITME”). SITME provides a mechanism to exchange Bolivars into U.S. dollars. However, SITME can only be used for product purchases and related services, such as freight, and is not available for other transactions, such as the payment of dividends. Also, SITME can only be used for amounts of up to $50,000 per day, subject to a monthly maximum of $350,000 per legal entity, and is generally only available to the extent the applicant has not exchanged and received U.S. dollars from CADIVI within the previous 90 days. The Company began using a SITME rate of 5.5 Bolivars per U.S. dollar to translate Revlon Venezuela’s financial statements as of and for the three months ended June 30, 2011, which was the average rate at which the Company accessed U.S. dollars in the SITME market during the second quarter of 2011. The Company had previously utilized Venezuela’s official exchange rate of 4.3 Bolivars per U.S. dollar to translate Revlon Venezuela’s financial statements from January 1, 2010 through March 31, 2011.

In the second quarter of 2011, the change in the exchange rates in Venezuela unfavorably impacted the Company’s consolidated net sales by $1.6 million. The impact on the Company’s consolidated operating income in the second quarter of 2011 was de minimis. Additionally, to reflect the impact of the change in exchange rates, a foreign currency loss of $1.7 million was recorded as a result of the required re-measurement of Revlon Venezuela’s balance sheet at June 30, 2011. As Venezuela was designated as a

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

highly inflationary economy effective January 1, 2010, this foreign currency loss was reflected in earnings in the second quarter of 2011.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”), which amends ASC 820, Fair Value Measurement. This ASU modifies the existing standard to include disclosure of all transfers between Level 1 and Level 2 asset and liability fair value categories. In addition, the ASU provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. The ASU requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption prohibited. The Company does not expect such adoption will have a material impact on the Company’s results of operations, financial condition or its disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under this new ASU, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. This guidance is effective for publicly traded companies as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required. As the Company reports comprehensive income within its Statement of Stockholder’s Deficiency, the adoption of this ASU will impact the presentation of the Company’s consolidated financial statements beginning in the first quarter of 2012.

(2)	Pension and Post-retirement Benefits

The components of net periodic benefit cost for the pension and the other post-retirement benefit plans for the second quarter of 2011 and 2010 are as follows:

			Other
			Post-retirement
	Pension Plans		Benefit Plans
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net periodic benefit costs:
Service cost	$0.3	$0.4	$—	$—
Interest cost	8.1	8.4	0.2	0.2
Expected return on plan assets	(8.8)	(8.0)	—	—
Amortization of actuarial (gain) loss	1.4	(0.1)	0.1	—

	1.0	0.7	0.3	0.2
Portion allocated to Revlon Holdings LLC	—	(0.1)	—	—

	$1.0	$0.6	$0.3	$0.2

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The components of net periodic benefit cost for the pension and the other post-retirement benefit plans for the first six months of 2011 and 2010 are as follows:

			Other
			Post-retirement
	Pension Plans		Benefit Plans
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net periodic benefit costs:
Service cost	$0.6	$0.8	$—	$—
Interest cost	16.2	16.9	0.4	0.4
Expected return on plan assets	(17.5)	(16.1)	—	—
Amortization of actuarial loss	2.7	2.6	0.2	0.1

	2.0	4.2	0.6	0.5
Portion allocated to Revlon Holdings LLC	—	(0.1)	—	—

	$2.0	$4.1	$0.6	$0.5

The increase in net periodic benefit costs in the second quarter of 2011, as compared to the prior year period, was primarily due to lower amortization of actuarial losses in the second quarter of 2010 as a result of the impact of a change in the amortization period of actuarial (gains) losses from the remaining service period to the remaining life expectancy of plan participants in the second quarter of 2010.

In the first six months of 2011, compared to the prior year period, the Company recognized lower net periodic benefit cost primarily due to the increase in the fair value of pension plan assets at December 31, 2010, partially offset by a decrease in the weighted-average discount rate. The Company expects net periodic benefit costs for the pension and the other post-retirement benefit plans to be approximately $5 million for all of 2011, compared with $9.3 million in 2010.

During the second quarter of 2011, $6.0 million and $0.2 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During the first six months of 2011, $14.5 million and $0.5 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. The Company currently expects to contribute approximately $30 million in the aggregate to its pension plans and other post-retirement benefit plans in 2011.

Relevant aspects of the qualified defined benefit pension plans, nonqualified pension plans and other post-retirement benefit plans sponsored by Products Corporation are disclosed in the Company’s 2010 Form 10-K.

(3)	Business Acquisition

On March 17, 2011, the Company acquired certain assets, including trademarks and other intellectual property, inventory, certain receivables and manufacturing equipment, related to Sinful Colors cosmetics, Wild and Crazy cosmetics, freshMinerals cosmetics and freshcover cosmetics, which products are sold principally in the U.S. mass retail channel (the “Sinful Colors Acquisition”). The Company also assumed certain liabilities of the acquired business. The Company paid $39.0 million of total consideration for the Sinful Colors Acquisition in cash, which included the $38.0 million purchase price and a $1.0 million adjustment based on working capital at closing. The results of operations related to the Sinful Colors Acquisition are included in the Company’s consolidated financial statements commencing on the date of acquisition. Pro forma results of operations have not been presented, as the impact on the Company’s consolidated financial results would not have been material.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The Company accounted for the Sinful Colors Acquisition as a business combination during the first quarter of 2011 and, accordingly, the total consideration of $39.0 million has been allocated on a preliminary basis to the net assets acquired based on their respective estimated fair values at March 17, 2011 as follows:

Recognized amounts of assets acquired and liabilities assumed:
Trade receivables	$2.9
Inventories	3.3
Property, plant and equipment, net	0.4
Intangible assets	22.8
Accounts payable	(0.9)
Accrued expenses and other	(0.9)

Fair value of net assets acquired	27.6
Goodwill	11.4

Total consideration	$39.0

The allocation of the total consideration of $39.0 million includes intangible assets of $22.8 million and goodwill of $11.4 million, all of which is expected to be deductible for income tax purposes. The intangible assets acquired by major asset category are as follows:

	Fair Values at	Weighted Average
	March 17, 2011	Useful Life

Trademarks and Trade Names	$7.3	10
Customer Relationships	15.5	14

Total	$22.8	13

The Company is in the process of completing its assessment of the fair value of assets acquired and liabilities assumed in the Sinful Colors Acquisition. As a result, the fair value of the net assets acquired is provisional pending completion of the final valuation of such net assets.

(4)	Inventories

	June 30,	December 31,
	2011	2010

Raw materials and supplies	$48.9	$39.7
Work-in-process	9.7	9.9
Finished goods	83.2	65.4

	$141.8	$115.0

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(5)	Long-Term Debt

	June 30,	December 31,
	2011	2010

2011 Term Loan Facility due 2017, net of discounts(a)	$791.0	$—
2010 Term Loan Facility due 2015, net of discounts(a)(b)	—	782.0
2011 Revolving Credit Facility due 2016(a)	10.0	—
2010 Revolving Credit Facility due 2014(a)(b)	—	—
9 3/4% Senior Secured Notes due 2015, net of discounts(c)	327.1	326.9
Contributed Loan portion of the Senior Subordinated Term Loan due 2013(d)	48.6	48.6
Non-Contributed Loan portion of the Senior Subordinated Term Loan due 2014(e)	58.4	58.4

	1,235.1	1,215.9
Less current portion	(18.0)	(8.0)

	$1,217.1	$1,207.9

(a)	During the second quarter of 2011, Products Corporation consummated the refinancing of the 2010 Term Loan Facility and the 2010 Revolving Credit Facility (together referred to as the “2011 Refinancings”). The 2011 Refinancings, among other things, (i) reduced interest rates and extended the maturity of Products Corporation’s 2010 Term Loan Facility, due March 2015, by entering into the 2011 Term Loan Facility due November 2017, and (ii) reduced interest rates and extended the maturity of Products Corporation’s 2010 Revolving Credit Facility, due March 2014, by entering into the 2011 Revolving Credit Facility due June 2016. See “Recent Debt Reduction Transactions” below in this Note 5 for further discussion of the 2011 Refinancings.

(b)	During March 2010, Products Corporation consummated the refinancing of the 2006 Term Loan Facility and the 2006 Revolving Credit Facility (together referred to as the “2010 Refinancing”). See Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2010 Form 10-K for certain details regarding Products Corporation’s 2010 Credit Agreements.

(c)	See Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2010 Form 10-K for certain details regarding Products Corporation’s 9 3/4% Senior Secured Notes which mature on November 15, 2015 (the “9 3/4% Senior Secured Notes”).

(d)	See Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2010 Form 10-K for certain details regarding the $48.6 million principal amount of the $107.0 million aggregate outstanding principal amount of the Senior Subordinated Term Loan which MacAndrews & Forbes contributed to Revlon, Inc. (the “Contributed Loan”), which matures on October 8, 2014.

(e)	See Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2010 Form 10-K for certain details regarding the $58.4 million principal amount of the Senior Subordinated Term Loan which remains owing from Products Corporation to MacAndrews & Forbes (the “Non-Contributed Loan”), which matures on October 8, 2014.

Recent Debt Reduction Transactions

Refinancing of the 2010 Term Loan and 2010 Revolving Credit Facilities:  During the second quarter of 2011, Products Corporation consummated the 2011 Refinancings, reducing interest rates and extending maturities, consisting of the following transactions:

•	In May 2011, Products Corporation consummated a refinancing of the 2010 Term Loan Facility (the “2011 Term Loan Facility Refinancing”), which included replacing Products Corporation’s 2010

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

bank term loan facility, which was scheduled to mature on March 11, 2015 and had $794.0 million aggregate principal amount outstanding at December 31, 2010 (the “2010 Term Loan Facility”), with a 6.5-year, $800.0 million term loan facility due November 19, 2017 (the “2011 Term Loan Facility”) under a third amended and restated term loan agreement dated May 19, 2011 (the “2011 Term Loan Agreement”), among Products Corporation, as borrower, Citigroup Global Markets Inc. (“CGMI”), J.P. Morgan Securities LLC (“JPM Securities”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”), Credit Suisse Securities (USA) LLC (“Credit Suisse”) and Wells Fargo Securities, LLC (“WFS”) as the joint lead arrangers; CGMI, JPM Securities, Merrill Lynch, Credit Suisse, WFS and Natixis, New York Branch (“Natixis”), as joint bookrunners; JPMorgan Chase Bank, N.A. and Bank of America, N.A. as co-syndication agents; Credit Suisse, Wells Fargo Bank, N.A. and Natixis as co-documentation agents; and Citicorp USA, Inc. (“CUSA”) as administrative agent and collateral agent.

Products Corporation used $796 million of proceeds from the 2011 Term Loan Facility, which was drawn in full on the May 19, 2011 closing date and issued to lenders at 99.5% of par, to refinance in full the $792.0 million of outstanding indebtedness under its 2010 Term Loan Facility and to pay approximately $2 million of accrued interest. The Company incurred approximately $3.9 million of fees in connection with consummating the 2011 Term Loan Facility Refinancing in the second quarter of 2011, of which approximately $2 million was capitalized.

•	In June 2011, Products Corporation consummated a refinancing of the 2010 Revolving Credit Facility (the “2011 Revolving Credit Facility Refinancing”), which included refinancing Products Corporation’s 2010 revolving credit facility, which was scheduled to mature on March 11, 2014 and had nil outstanding borrowings at December 31, 2010 (the “2010 Revolving Credit Facility”), with a 5-year, $140.0 million asset-based, multi-currency revolving credit facility due June 16, 2016 (the “2011 Revolving Credit Facility”) under a third amended and restated revolving credit agreement dated June 16, 2011 (the “2011 Revolving Credit Agreement” and together with the 2011 Term Loan Agreement, the “2011 Credit Agreements”), among Products Corporation and certain of its foreign subsidiaries, as borrowers, and CGMI and Wells Fargo Capital Finance, LLC (“WFCF”) as the joint lead arrangers; CGMI, WFCF, Merrill Lynch, JPMorgan Securities and Credit Suisse as joint bookrunners; and CUSA as administrative agent and collateral agent.

Products Corporation incurred approximately $0.7 million of fees in connection with consummating the 2011 Revolving Credit Facility Refinancing in the second quarter of 2011, all of which were capitalized.

As a result of the 2011 Refinancings, the Company recognized a loss on the early extinguishment of debt of $11.3 million during the second quarter and first six months of 2011, due to $1.9 million of fees which were expensed as incurred in connection with the 2011 Refinancings, as well as the write-off of $9.4 million of unamortized debt discount and deferred financing fees as a result of such refinancings.

2011 Revolving Credit Facility

The following is a summary description of the 2011 Revolving Credit Facility. Investors should refer to the principal refinancing agreements (copies of which are included as exhibits to this Form 10-Q) for complete terms and conditions. Unless otherwise indicated, capitalized terms have the meanings given to them in the 2011 Revolving Credit Agreement.

Availability under the 2011 Revolving Credit Facility varies based on a borrowing base that is determined by the value of eligible accounts receivable and eligible inventory in the U.S. and the U.K. and eligible real property and equipment in the U.S. from time to time.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

In each case subject to borrowing base availability, the 2011 Revolving Credit Facility is available to:

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

If the value of the eligible assets is not sufficient to support the $140.0 million borrowing base under the 2011 Revolving Credit Facility, Products Corporation will not have full access to the 2011 Revolving Credit Facility. Products Corporation’s ability to make borrowings under the 2011 Revolving Credit Facility is also conditioned upon the satisfaction of certain conditions precedent and Products Corporation’s compliance with other covenants in the 2011 Revolving Credit Agreement.

Under the 2011 Revolving Credit Facility, borrowings (other than loans in foreign currencies) bear interest, if made as Eurodollar Loans, at the Eurodollar Rate, plus the applicable margin set forth in the grid below and, if made as Alternate Base Rate loans, at the Alternate Base Rate, plus the applicable margin set forth in the grid below:

		Eurodollar
		Loans,
		Eurocurrency
	Alternate Base	Loans or Local
Excess Availability	Rate Loans	Rate Loans

Greater than or equal to $92,000,000	1.00%	2.00%
Less than $92,000,000 but greater than or equal to $46,000,000	1.25%	2.25%
Less than $46,000,000	1.50%	2.50%

Local Loans (as defined in the 2011 Revolving Credit Agreement) bear interest, if mutually acceptable to Products Corporation and the relevant foreign lenders, at the Local Rate, and otherwise (i) if in foreign currencies or in U.S. dollars at the Eurodollar Rate or the Eurocurrency Rate plus the applicable margin set forth in the grid above or (ii) if in U.S. dollars at the Alternate Base Rate plus the applicable margin set forth in the grid above.

Prior to the termination date of the 2011 Revolving Credit Facility, revolving loans are required to be prepaid (without any permanent reduction in commitment) with:

(i) the net cash proceeds from sales of Revolving Credit First Lien Collateral (as defined below) by Products Corporation or any of its subsidiary guarantors (other than dispositions in the ordinary course of business and certain other exceptions); and

(ii) the net proceeds from the issuance by Products Corporation or any of its subsidiaries of certain additional debt, to the extent there remains any such proceeds after satisfying Products Corporation’s repayment obligations under the 2011 Term Loan Facility.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Products Corporation pays to the lenders under the 2011 Revolving Credit Facility a commitment fee of 0.375% of the average daily unused portion of the 2011 Revolving Credit Facility, which fee is payable quarterly in arrears. Under the 2011 Revolving Credit Facility, Products Corporation also pays:

(i) to foreign lenders a fronting fee of 0.25% per annum on the aggregate principal amount of specified Local Loans (which fee is retained by foreign lenders out of the portion of the Applicable Margin payable to such foreign lender);

(ii) to foreign lenders an administrative fee of 0.25% per annum on the aggregate principal amount of specified Local Loans;

(iii) to the multi-currency lenders a letter of credit commission equal to the product of (a) the Applicable Margin (as defined in the 2011 Revolving Credit Agreement) for revolving credit loans that are Eurodollar Rate (as defined in the 2011 Revolving Credit Agreement) loans (adjusted for the term that the letter of credit is outstanding) and (b) the aggregate undrawn face amount of letters of credit; and

(iv) to the issuing lender, a letter of credit fronting fee of 0.25% per annum of the aggregate undrawn face amount of letters of credit, which fee is a portion of the Applicable Margin.

Under certain circumstances, Products Corporation has the right to request that the 2011 Revolving Credit Facility be increased by up to $60.0 million, provided that the lenders are not committed to provide any such increase.

Under certain circumstances if and when the difference between (i) the borrowing base under the 2011 Revolving Credit Facility and (ii) the amounts outstanding under the 2011 Revolving Credit Facility is less than $20.0 million for a period of two consecutive days or more, and until such difference is equal to or greater than $20.0 million for a period of 30 consecutive business days, the 2011 Revolving Credit Facility requires Products Corporation to maintain a consolidated fixed charge coverage ratio (the ratio of EBITDA minus Capital Expenditures to Cash Interest Expense for such period, as each such term is defined in the 2011 Revolving Credit Facility) of a minimum of 1.0 to 1.0.

The 2011 Revolving Credit Facility matures on June 16, 2016; provided, however, it will mature on August 15, 2015, if Products Corporation’s 9 3/4% Senior Secured Notes have not been refinanced, redeemed, repurchased, defeased or repaid in full on or before such date.

2011 Term Loan Facility

The following is a summary description of the 2011 Term Loan Facility. Investors should refer to the principal refinancing agreements (copies of which are included as exhibits to this Form 10-Q) for complete terms and conditions. Unless otherwise indicated, capitalized terms have the meanings given to them in the 2011 Term Loan Agreement.

Under the 2011 Term Loan Facility, Eurodollar Loans (as defined in the 2011 Term Loan Agreement) bear interest at the Eurodollar Rate plus 3.50% per annum (with the Eurodollar Rate not to be less than 1.25%) and Alternate Base Rate loans bear interest at the Alternate Base Rate plus 2.50% (with the Alternate Base Rate not to be less than 2.25%).

Prior to the November 2017 termination date of the 2011 Term Loan Facility, on September 30, December 31, March 31 and June 30 of each year (commencing September 30, 2011), Products Corporation is required to repay $2 million of the principal amount of the term loans outstanding under the 2011 Term

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Loan Facility on each respective date. In addition, the term loans under the 2011 Term Loan Facility are required to be prepaid with:

(i) the net cash proceeds in excess of $10 million for each 12-month period ending on March 31 received during such period from sales of Term Loan First Lien Collateral (as defined below) by Products Corporation or any of its subsidiary guarantors with carryover of unused annual basket amounts up to a maximum of $25 million and subject, with respect to certain specified dispositions, up to an additional $25 million in the aggregate (subject to a reinvestment right for 365 days, or 545 days if Products Corporation has within such 365-day period entered into a legally binding commitment to invest such funds);

(ii) the net proceeds from the issuance by Products Corporation or any of its subsidiaries of certain additional debt; and

(iii) 50% of Products Corporation’s “excess cash flow” (as defined under the 2011 Term Loan Agreement), commencing with excess cash flow for the 2012 fiscal year payable in the first 100 days of 2013, which prepayments are applied to reduce Products Corporation’s future regularly scheduled term loan amortization payments in the direct order of maturities.

The 2011 Term Loan Facility contains a financial covenant limiting Products Corporation’s first lien senior secured leverage ratio (the ratio of Products Corporation’s Senior Secured Debt that has a lien on the collateral which secures the 2011 Term Loan Facility that is not junior or subordinated to the liens securing the 2011 Term Loan Facility (excluding debt outstanding under the Existing 2010 Revolving Credit Facility)) to EBITDA, as each such term is defined in the 2011 Term Loan Facility), to no more than 4.0 to 1.0 for each period of four consecutive fiscal quarters ending during the period from June 30, 2011 to the November 2017 maturity date of the 2011 Term Loan Facility.

Under certain circumstances, Products Corporation has the right to request the 2011 Term Loan Facility to be increased by up to $300 million, provided that the lenders are not committed to provide any such increase.

The 2011 Term Loan Facility matures on November 19, 2017; provided, however, it will mature on August 15, 2015, if Products Corporation’s 9 3/4% Senior Secured Notes have not been refinanced, redeemed, repurchased, defeased or repaid in full on or before such date.

Provisions Applicable to the 2011 Revolving Credit Facility and the 2011 Term Loan Facility

The 2011 Revolving Credit Facility and 2011 Term Loan Facility (herein referred to as the “2011 Credit Facilities”) are supported by, among other things, guarantees from Revlon, Inc. and, subject to certain limited exceptions, Products Corporation’s domestic subsidiaries. The obligations of Products Corporation under the 2011 Credit Facilities and the obligations under such guarantees are secured by, subject to certain limited exceptions, substantially all of the assets of Products Corporation and the guarantors, including:

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

The liens on, among other things, inventory, accounts receivable, deposit accounts, investment property (other than the capital stock of Products Corporation and its subsidiaries), real property, equipment, fixtures and certain intangible property (the “Revolving Credit First Lien Collateral”) secure the 2011 Revolving Credit Facility on a first priority basis, the 2011 Term Loan Facility on a second priority basis and Products Corporation’s 9 3/4% Senior Secured Notes and the related guarantees on a third priority basis. The liens on the capital stock of Products Corporation and its subsidiaries and intellectual property and certain other intangible property (the “Term Loan First Lien Collateral”) secure the 2011 Term Loan Facility on a first priority basis and the 2011 Revolving Credit Facility and the 9 3/4% Senior Secured Notes and the related guarantees on a second priority basis. Such arrangements are set forth in the Third Amended and Restated Intercreditor and Collateral Agency Agreement, dated as of March 11, 2010, by and among Products Corporation and CUSA, as administrative agent and as collateral agent for the benefit of the secured parties for the 2011 Term Loan Facility, 2011 Revolving Credit Facility and the 9 3/4% Senior Secured Notes (the “2010 Intercreditor Agreement”). The 2010 Intercreditor Agreement also provides that the liens referred to above may be shared from time to time, subject to certain limitations, with specified types of other obligations incurred or guaranteed by Products Corporation, such as foreign exchange and interest rate hedging obligations and foreign working capital lines.

The 2011 Credit Facilities contain various restrictive covenants prohibiting Products Corporation and its subsidiaries from:

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

(c) subject to certain limitations, to pay dividends or make other payments to finance the purchase, redemption or other retirement for value by Revlon, Inc. of stock or other equity interests or equivalents in Revlon, Inc. held by any current or former director, employee or consultant in his or her capacity as such; and

(d) subject to certain limitations, to make other restricted payments to affiliates of Products Corporation in an amount up to $10 million per year (plus $10 million for each calendar year commencing with 2011), other restricted payments in an aggregate amount not to exceed $35 million and other restricted payments based upon certain financial tests.

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

(vi) making investments, subject to certain exceptions; and

(vii) entering into transactions with affiliates of Products Corporation involving aggregate payments or consideration in excess of $10 million other than upon terms that are not materially less favorable when taken as a whole to Products Corporation or its subsidiaries as terms that would be obtainable at the time for a comparable transaction or series of similar transactions in arm’s length dealings with an unrelated third person and where such payments or consideration exceed $20 million, unless such transaction has been approved by all of the independent directors of Products Corporation, subject to certain exceptions.

The events of default under the 2011 Credit Facilities include customary events of default for such types of agreements, including, among others:

(i) nonpayment of any principal, interest or other fees when due, subject in the case of interest and fees to a grace period;

(ii) non-compliance with the covenants in such 2011 Credit Facilities or the ancillary security documents, subject in certain instances to grace periods;

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

(v) in the case of the 2011 Term Loan Facility, a cross default under the 2011 Revolving Credit Facility, and in the case of the 2011 Revolving Credit Facility, a cross default under the 2011 Term Loan Facility;

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

(ix) the failure of certain of Products Corporation’s affiliates which hold Products Corporation’s or its subsidiaries’ indebtedness to be party to a valid and enforceable agreement prohibiting such affiliate from demanding or retaining payments in respect of such indebtedness, subject to certain exceptions, including as to Products Corporation’s Senior Subordinated Term Loan.

If Products Corporation is in default under the senior secured leverage ratio under the 2011 Term Loan Facility or the consolidated fixed charge coverage ratio under the 2011 Revolving Credit Agreement, Products Corporation may cure such default by issuing certain equity securities to, or receiving capital contributions from, Revlon, Inc. and applying such cash which is deemed to increase EBITDA for the purpose of calculating the applicable ratio. Products Corporation may exercise this cure right two times in any four-quarter period.

Products Corporation was in compliance with all applicable covenants under the 2011 Term Loan Agreement and 2011 Revolving Credit Agreement upon closing the respective 2011 Refinancings and as of June 30, 2011. At June 30, 2011, the aggregate principal amount outstanding under the 2011 Term Loan Facility was $800.0 million and availability under the $140.0 million 2011 Revolving Credit Facility, based upon the calculated borrowing base less $21.6 million of outstanding undrawn letters of credit and $10 million then drawn on the 2011 Revolving Credit Facility, was $101.1 million.

(6)	Comprehensive Income

The components of comprehensive income for the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$7.8	$18.8	$19.8	$23.0
Other comprehensive income (loss):
Revaluation of financial derivative instruments(a)	—	—	—	1.7
Currency translation adjustment	1.1	(1.6)	0.2	(0.8)
Amortization of pension related costs, net of tax(b)	0.9	(0.1)	1.8	2.7

Total other comprehensive income (loss)	2.0	(1.7)	2.0	3.6

Comprehensive income	$9.8	$17.1	$21.8	$26.6

(a)	The amount for the six months ended June 30, 2010 relates to (1) the reclassification of an unrecognized loss of $0.8 million on the 2008 Interest Rate Swap (as hereinafter defined) prior to its expiration in April 2010 from Accumulated Other Comprehensive Loss into earnings due to the discontinuance of hedge accounting as a result of the 2010 Refinancing (See Note 9, “Financial Instruments,” in this Form 10-Q) and (2) the reversal of amounts recorded in Accumulated Other Comprehensive Loss pertaining to a net settlement payment of $0.9 million on the 2008 Interest Rate Swap.

(b)	The amounts represent the change in Accumulated Other Comprehensive Loss as a result of the amortization of actuarial losses arising during the second quarter of 2011 and 2010 and the first six months of 2011 and 2010 related to the Company’s pension and other post-retirement benefit plans.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(7)	Geographic, Financial and Other Information

The Company manages its business on the basis of one reportable operating segment. As of June 30, 2011, the Company had operations established in 14 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

In the tables below, certain prior year amounts have been reclassified to conform to the current period’s presentation.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2011		2010		2011		2010

Geographic area:
Net sales:
United States	$194.9	55%	$179.3	55%	$381.1	56%	$361.4	57%
Outside of the United States	156.3	45%	148.4	45%	303.3	44%	271.8	43%

	$351.2		$327.7		$684.4		$633.2

	June 30,		December 31,
	2011		2010

Long-lived assets, net:
United States	$353.7	87%	$326.5	87%
Outside of the United States	54.0	13%	49.7	13%

	$407.7		$376.2

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2011		2010		2011		2010

Classes of similar products:
Net sales:
Color cosmetics	$218.0	62%	$206.2	63%	$433.1	63%	$399.9	63%
Beauty care and fragrance	133.2	38%	121.5	37%	251.3	37%	233.3	37%

	$351.2		$327.7		$684.4		$633.2

(8)	Fair Value Measurements

Assets and liabilities are required to be categorized into three levels of fair value based upon the assumptions used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3, if applicable, generally would require significant management judgment. The three levels for categorizing the fair value measurement of assets and liabilities are as follows:

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

As of June 30, 2011, the fair values of the Company’s financial assets and liabilities, namely its FX Contracts (as hereinafter defined) are categorized in the table below:

	Total	Level 1	Level 2	Level 3

Assets:
Derivatives:
FX Contracts(a)	$0.1	$—	$0.1	$—

Total assets at fair value	$0.1	$—	$0.1	$—

Liabilities:
Derivatives:
FX Contracts(a)	$2.0	$—	$2.0	$—

Total liabilities at fair value	$2.0	$—	$2.0	$—

As of December 31, 2010, the fair values of the Company’s financial assets and liabilities, namely its FX Contracts (as hereinafter defined), are categorized in the table below:

	Total	Level 1	Level 2	Level 3

Assets
Derivatives:
FX Contracts(a)	$0.2	$—	$0.2	$—

Total assets at fair value	$0.2	$—	$0.2	$—

Liabilities
Derivatives:
FX Contracts(a)	$2.1	$—	$2.1	$—

Total liabilities at fair value	$2.1	$—	$2.1	$—

(a)	The fair value of the Company’s FX Contracts (as hereinafter defined) was measured based on observable market transactions of spot and forward rates at June 30, 2011 and December 31, 2010. (See Note 9, “Financial Instruments,” in this Form 10-Q.)

(9)	Financial Instruments

The fair value of the Company’s debt, including the current portion of long-term debt, is based on the quoted market prices for the same issues or on the current rates offered for debt of similar remaining maturities. The estimated fair value of such debt at June 30, 2011 was approximately $1,277.2 million, which was more than the carrying value of such debt at June 30, 2011 of $1,235.1 million. The estimated fair value of such debt at December 31, 2010 was approximately $1,259.6 million, which was more than the carrying value of such debt at December 31, 2010 of $1,215.9 million.

The carrying amounts of cash and cash equivalents, marketable securities, trade receivables, notes receivable, accounts payable and short-term borrowings approximate their fair values.

Products Corporation also maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which approximately $21.6 million and $21.2 million (including amounts available under credit agreements in effect at that time) were maintained at June 30,

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

2011 and December 31, 2010, respectively. Included in these amounts is approximately $9.1 million at both June 30, 2011 and December 31, 2010 in standby letters of credit which support Products Corporation’s self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.

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

Foreign Currency Forward Exchange Contracts

The FX Contracts are entered into primarily to hedge the anticipated net cash flows resulting from inventory purchases and intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. The U.S. dollar notional amount of the FX Contracts outstanding at June 30, 2011 and December 31, 2010 was $48.6 million and $46.0 million, respectively.

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

The 2008 Interest Rate Swap was initially designated as a cash flow hedge of the variable interest rate payments on Products Corporation’s former 2006 Term Loan Facility (prior to its complete refinancing in March 2010). However, as a result of the 2010 Refinancing, effective March 11, 2010 (the closing date of the 2010 Refinancing), the 2008 Interest Rate Swap no longer met the criteria to allow for the deferral of the effective portion of unrecognized hedging gains or losses in other comprehensive income, as the scheduled variable interest payment specified on the date originally documented at the inception of the hedge will not occur. As a result, as of March 11, 2010, the Company reclassified an unrecognized loss of $0.8 million from Accumulated Other Comprehensive Loss into earnings.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Quantitative Information — Derivative Financial Instruments

The effects of the Company’s derivative instruments on its consolidated financial statements were as follows:

(a) Fair Value of Derivative Financial Instruments in Consolidated Balance Sheet:

	Fair Values of Derivative Instruments
	Assets			Liabilities
		June 30,	December 31,		June 30,	December 31,
	Balance Sheet	2011	2010	Balance Sheet	2011	2010
Derivatives:	Classification	Fair Value	Fair Value	Classification	Fair Value	Fair Value

Derivatives not designated as hedging instruments:
FX Contracts(a)	Prepaid expenses and other	$0.1	$0.2	Accrued expenses	$2.0	$2.1

(a)	The fair values of the FX Contracts at June 30, 2011 and December 31, 2010 were determined by using observable market transactions of spot and forward rates at June 30, 2011 and December 31, 2010.

(b) Effects of Derivative Financial Instruments on Income for the three months ended June 30, 2011 and 2010:

	Amount of
	Gain (Loss)
	Recognized in
	Foreign
	Currency Losses,
	Net
	Three Months Ended, June 30,
	2011	2010

Derivatives not designated as hedging instruments:
FX Contracts	$(1.2)	$1.1

Effects of Derivative Financial Instruments on Income and Other Comprehensive Income (Loss) (“OCI”) for the six months ended June 30, 2011 and 2010:

Derivative Instruments Gain (Loss) Effect on Consolidated
Statement of Operations and OCI for the Six Months Ended June 30,
Amount of
	Amount of			Gain (Loss)
	Gain (Loss)			Reclassified
	Recognized		Income Statement	from OCI
	in OCI		Classification of	to Income
	(Effective		Gain (Loss)	(Effective
	Portion)		Reclassified from	Portion)
	2011	2010	OCI to Income	2011	2010

Derivatives designated as hedging instruments:
2008 Interest Rate Swap(a)	$—	$—	Interest expense	$—	$(0.9)

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

	Amount of			Amount of
	Gain (Loss)		Income Statement	Gain (Loss)
	Recognized in		Classification of	Recognized in Interest
	Foreign		Gain (Loss)	Expense (Ineffective
	Currency Losses, Net		Reclassified from	Portion)
	2011	2010	OCI to Income	2011	2010

Derivatives not designated as hedging instruments:
FX Contracts	$(1.8)	$0.6
2008 Interest Rate Swap(a)	—	—	Interest expense	—	(0.8)

	$(1.8)	$0.6		$—	$(0.8)

(a)	Effective March 11, 2010 (the closing date of the 2010 Refinancing), the 2008 Interest Rate Swap, which expired in April 2010, was no longer designated as a cash flow hedge. (See “Interest Rate Swap Transactions” in this Note 9.)

(10)	Income Taxes

The provision for income taxes represents federal, foreign, state and local income taxes. The effective rate differs from the applicable federal statutory rate due to the effect of state and local income taxes, tax rates and income in foreign jurisdictions, utilization of tax loss carry-forwards, dividends among affiliates, certain nondeductible expenses and certain other items. The Company’s tax provision changes quarterly based on recurring and non-recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, foreign, state and local income taxes, tax audit settlements, the ultimate disposition of deferred tax assets relating to stock-based compensation and the interaction of various global tax strategies. In addition, changes in judgment from the evaluation of new information resulting in the recognition, derecognition and/or re-measurement of a tax position taken in a prior period are recognized in the quarter in which any such change occurs.

For the second quarter of 2011 and 2010, the Company recorded a provision for income taxes for continuing operations of $3.9 million and $4.8 million, respectively. The $3.9 million provision for income taxes for the second quarter of 2011, as compared to the $4.8 million provision for income taxes for the second quarter of 2010, was primarily attributable to lower taxable income in the U.S. and certain foreign jurisdictions, offset in part by higher deferred tax expense for the U.S. in 2011 due to the reduction of the valuation allowance in the U.S. on December 31, 2010.

For the first six months of 2011 and 2010, the Company recorded a provision for income taxes for continuing operations of $12.5 million and $9.8 million, respectively. The $12.5 million provision for income taxes for the first six months of 2011, as compared to the $9.8 million provision from income taxes for the first six months of 2010, was primarily attributable to higher deferred tax expense for the U.S. in 2011 due to the reduction of the valuation allowance in the U.S. on December 31, 2010, offset in part by lower taxable income in the U.S. and certain foreign jurisdictions.

The Company remains subject to examination of its income tax returns in various jurisdictions including, without limitation, the U.S. (federal) and South Africa, for tax years ended December 31, 2007 through December 31, 2009, and Australia for tax years ended December 31, 2006 through December 31, 2009.

(11)	Guarantor Financial Information

Products Corporation’s 9 3/4% Senior Secured Notes are fully and unconditionally guaranteed on a senior secured basis by Revlon, Inc. and Products Corporation’s domestic subsidiaries (other than certain

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

immaterial subsidiaries) that guarantee Products Corporation’s obligations under its 2011 Credit Agreements (the “Guarantor Subsidiaries”).

The following Condensed Consolidating Financial Statements present the financial information as of June 30, 2011 and December 31, 2010, and for the three and six months ended June 30, 2011 and 2010 for (i) Products Corporation on a stand-alone basis; (ii) the Guarantor Subsidiaries on a stand-alone basis; (iii) the subsidiaries of Products Corporation that do not guarantee Products Corporation’s 9 3/4% Senior Secured Notes (the “Non-Guarantor Subsidiaries”) on a stand-alone basis; and (iv) Products Corporation, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis. The Condensed Consolidating Financial Statements are presented on the equity method, under which the investments in subsidiaries are recorded at cost and adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Consolidating Condensed Balance Sheets
As of June 30, 2011

			Non-
	Products	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$0.7	$0.9	$43.3	$—	$44.9
Trade receivables, less allowances for doubtful accounts	77.8	20.2	87.7	—	185.7
Inventories	86.0	9.0	46.8	—	141.8
Deferred income taxes — current	35.7	—	5.7	—	41.4
Prepaid expenses and other	75.4	5.3	28.8	—	109.5
Intercompany receivables	916.1	447.3	339.8	(1,703.2)	—
Investment in subsidiaries	(196.7)	(195.8)	—	392.5	—
Property, plant and equipment, net	86.0	0.8	14.7	—	101.5
Deferred income taxes — noncurrent	206.5	—	2.7	—	209.2
Goodwill, net	150.6	41.4	2.1	—	194.1
Other assets	52.6	25.8	33.7	—	112.1

Total assets	$1,490.7	$354.9	$605.3	$(1,310.7)	$1,140.2

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$5.8	$3.2	$—	$9.0
Current portion of long-term debt	18.0	—	—	—	18.0
Accounts payable	56.5	9.0	35.6	—	101.1
Accrued expenses and other	117.6	9.0	62.1	—	188.7
Intercompany payables	529.7	625.1	548.4	(1,703.2)	—
Long-term debt	1,110.1	—	—	—	1,110.1
Long-term debt — affiliates	107.0	—	—	—	107.0
Other long-term liabilities	185.8	7.8	46.7	—	240.3

Total liabilities	2,124.7	656.7	696.0	(1,703.2)	1,774.2
Stockholder’s deficiency	(634.0)	(301.8)	(90.7)	392.5	(634.0)

Total liabilities and stockholder’s deficiency	$1,490.7	$354.9	$605.3	$(1,310.7)	$1,140.2

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Consolidating Condensed Balance Sheets
As of December 31, 2010

			Non-
	Products	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$20.5	$0.1	$56.1	$—	$76.7
Trade receivables, less allowances for doubtful accounts	91.0	14.9	91.6	—	197.5
Inventories	76.6	2.4	36.0	—	115.0
Deferred income taxes — current	34.4	—	5.9	—	40.3
Prepaid expenses and other	72.5	3.2	22.4	—	98.1
Intercompany receivables	895.1	432.0	331.1	(1,658.2)	—
Investment in subsidiaries	(229.8)	(184.7)	—	414.5	—
Property, plant and equipment, net	89.4	0.6	16.2	—	106.2
Deferred income taxes — noncurrent	214.0	—	2.6	—	216.6
Goodwill, net	150.6	30.0	2.1	—	182.7
Other assets	55.8	4.2	27.3	—	87.3

Total assets	$1,470.1	$302.7	$591.3	$(1,243.7)	$1,120.4

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$1.8	$1.9	$—	$3.7
Current portion of long-term debt	8.0	—	—	—	8.0
Accounts payable	54.3	4.4	25.8	—	84.5
Accrued expenses and other	140.1	9.0	67.1	—	216.2
Intercompany payables	516.4	613.4	528.4	(1,658.2)	—
Long-term debt	1,100.9	—	—	—	1,100.9
Long-term debt — affiliates	107.0	—	—	—	107.0
Other long-term liabilities	200.5	9.1	47.6	—	257.2

Total liabilities	2,127.2	637.7	670.8	(1,658.2)	1,777.5
Stockholder’s deficiency	(657.1)	(335.0)	(79.5)	414.5	(657.1)

Total liabilities and stockholder’s deficiency	$1,470.1	$302.7	$591.3	$(1,243.7)	$1,120.4

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Consolidating Condensed Statement of Operations
For the Three Months Ended June 30, 2011

			Non-
	Products	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$227.8	$25.8	$144.2	$(46.6)	$351.2
Cost of Sales	102.3	11.8	54.4	(46.6)	121.9

Gross profit	125.5	14.0	89.8	—	229.3
Selling, general and administrative expenses	100.1	10.6	68.6	—	179.3

Operating income	25.4	3.4	21.2	—	50.0

Other expenses (income):
Intercompany interest, net	(0.1)	(0.2)	1.9	—	1.6
Interest expense	21.6	—	0.1	—	21.7
Amortization of debt issuance costs	1.0	—	—	—	1.0
Loss on early extinguishment of debt	11.3	—	—	—	11.3
Foreign currency losses(gains), net	(1.5)	0.1	4.4	—	3.0
Miscellaneous, net	(25.3)	11.8	13.8	—	0.3

Other expenses, net	7.0	11.7	20.2	—	38.9

Income (loss) from continuing operations before income taxes	18.4	(8.3)	1.0	—	11.1
Provision for income taxes	1.3	1.0	1.6	—	3.9

Income (loss) from continuing operations	17.1	(9.3)	(0.6)	—	7.2

Income from discontinued operations, net of taxes	0.6	—	—	—	0.6
Equity in (loss) income of subsidiaries	(9.9)	(3.2)	—	13.1	0.0

Net income (loss)	$7.8	$(12.5)	$(0.6)	$13.1	$7.8

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Consolidating Condensed Statement of Operations
For the Three Months Ended June 30, 2010

			Non-
	Products	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$214.8	$16.9	$135.7	$(39.7)	$327.7
Cost of Sales	89.0	7.1	50.6	(39.7)	107.0

Gross profit	125.8	9.8	85.1	—	220.7
Selling, general and administrative expenses	104.9	7.2	59.3	—	171.4

Operating income	20.9	2.6	25.8	—	49.3

Other expenses (income):
Intercompany interest, net	0.7	(0.2)	1.1	—	1.6
Interest expense	22.8	—	0.1	—	22.9
Amortization of debt issuance costs	1.0	—	—	—	1.0
Foreign currency (gains) losses, net	0.2	0.2	(0.3)	—	0.1
Miscellaneous, net	(21.9)	10.9	11.5	—	0.5

Other expenses (income), net	2.8	10.9	12.4	—	26.1

Income (loss) from continuing operations before income taxes	18.1	(8.3)	13.4	—	23.2
(Benefit from) provision for income taxes	(1.3)	2.0	4.1	—	4.8

Income (loss) from continuing operations	19.4	(10.3)	9.3	—	18.4
Income from discontinued operations, net of taxes	0.4	—	—	—	0.4
Equity in income (loss) of subsidiaries	(1.0)	2.6	—	(1.6)	—

Net income (loss)	$18.8	$(7.7)	$9.3	$(1.6)	$18.8

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Consolidating Condensed Statement of Operations
For the Six Months Ended June 30, 2011

			Non-
	Products	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$447.0	$43.7	$280.7	$(87.0)	$684.4
Cost of Sales	196.7	19.9	105.6	(87.0)	235.2

Gross profit	250.3	23.8	175.1	—	449.2
Selling, general and administrative expenses	203.9	19.6	128.9	—	352.4

Operating income	46.4	4.2	46.2	—	96.8

Other expenses (income):
Intercompany interest, net	(0.1)	(0.5)	3.7	—	3.1
Interest expense	44.0	0.1	0.2	—	44.3
Amortization of debt issuance costs	2.1	—	—	—	2.1
Loss on early extinguishment of debt, net	11.3	—	—	—	11.3
Foreign currency (gains) losses, net	(1.2)	0.4	4.1	—	3.3
Miscellaneous, net	(34.6)	7.2	28.4	—	1.0

Other expenses, net	21.5	7.2	36.4	—	65.1

Income (loss) from continuing operations before income taxes	24.9	(3.0)	9.8	—	31.7
Provision for income taxes	4.1	2.4	6.0	—	12.5

Income (loss) from continuing operations	20.8	(5.4)	3.8	—	19.2
Income from discontinued operations, net of taxes	0.6	—	—	—	0.6
Equity in (loss) income of subsidiaries	(1.6)	(1.1)	—	2.7	—

Net income (loss)	$19.8	$(6.5)	$3.8	$2.7	$19.8

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Consolidating Condensed Statement of Operations
For the Six Months Ended June 30, 2010

			Non-
	Products	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$423.3	$30.2	$251.5	$(71.8)	$633.2
Cost of Sales	179.6	13.1	94.8	(71.8)	215.7

Gross profit	243.7	17.1	156.7	—	417.5
Selling, general and administrative expenses	195.9	16.4	108.8	—	321.1

Operating income	47.8	0.7	47.9	—	96.4

Other expenses (income):
Intercompany interest, net	1.5	(0.6)	2.2	—	3.1
Interest expense	44.1	0.1	0.1	—	44.3
Amortization of debt issuance costs	2.4	—	—	—	2.4
Loss on early extinguishment of debt, net	9.7	—	—	—	9.7
Foreign currency (gains) losses, net	(4.3)	(0.2)	8.4	—	3.9
Miscellaneous, net	(28.9)	7.4	22.1	—	0.6

Other expenses, net	24.5	6.7	32.8	—	64.0

Income (loss) from continuing operations before income taxes	23.3	(6.0)	15.1	—	32.4
(Benefit from) provision for income taxes	(1.3)	2.7	8.4	—	9.8

Income (loss) from continuing operations	24.6	(8.7)	6.7	—	22.6
Income from discontinued operations, net of taxes	0.4	—	—	—	0.4
Equity in (loss) income of subsidiaries	(2.0)	(1.4)	—	3.4	—

Net income (loss)	$23.0	$(10.1)	$6.7	$3.4	$23.0

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Consolidating Condensed Statement of Cash Flow
For the Six Months Ended June 30, 2011

	Products	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(21.2)	$35.8	$(11.3)	$—	$3.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4.8)	(0.1)	(1.0)	—	(5.9)
Acquisitions	—	(39.0)	—	—	(39.0)
Proceeds from sales of certain assets	0.1	—	—	—	0.1

Net cash used in investing activities	(4.7)	(39.1)	(1.0)	—	(44.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(1.7)	4.1	1.2	—	3.6
Borrowings under the 2011 Revolving Credit Facility	10.0	—	—	—	10.0
Repayments under the 2010 Term Loan Facility	(794.0)	—	—	—	(794.0)
Borrowings under the 2011 Term Loan Facility	796.0	—	—	—	796.0
Payment of financing costs	(3.9)	—	—	—	(3.9)
Other financing activities	(0.3)	—	(0.4)	—	(0.7)

Net cash provided by financing activities	6.1	4.1	0.8	—	11.0

Effect of exchange rate changes on cash and cash equivalents	—	—	(1.3)	—	(1.3)

Net (decrease) increase in cash and cash equivalents	(19.8)	0.8	(12.8)	—	(31.8)
Cash and cash equivalents at beginning of period	20.5	0.1	56.1	—	76.7

Cash and cash equivalents at end of period	$0.7	$0.9	$43.3	$—	$44.9

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Consolidating Condensed Statement of Cash Flow
For the Six Months Ended June 30, 2010

	Products	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$37.2	$(3.9)	$6.7	$—	$40.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6.5)	—	(0.7)	—	(7.2)
Proceeds from sales of certain assets	0.1	—	0.1	—	0.2

Net cash (used in) provided by investing activities	(6.4)	—	(0.6)	—	(7.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(5.0)	3.6	1.1	—	(0.3)
Repayments under the 2006 Term Loan Facility	(815.0)	—	—	—	(815.0)
Borrowings under the 2010 Term Loan Facility	786.0	—	—	—	786.0
Repayments under the 2010 Term Loan Facility	(2.0)				(2.0)
Payment of financing costs	(16.6)	—	—	—	(16.6)
Other financing activities	(0.2)	—	(0.2)	—	(0.4)

Net cash (used in) provided by financing activities	(52.8)	3.6	0.9	—	(48.3)

Effect of exchange rate changes on cash and cash equivalents	—	—	(0.6)	—	(0.6)

Net (decrease) increase in cash and cash equivalents	(22.0)	(0.3)	6.4	—	(15.9)
Cash and cash equivalents at beginning of period	27.4	0.4	26.7	—	54.5

Cash and cash equivalents at end of period	$5.4	$0.1	$33.1	$—	$38.6

(12)	Subsequent Event

On June 5, 2011, the Company’s manufacturing facility in Venezuela was destroyed by fire. On July 18, 2011, the Company received confirmation that its insurers have agreed to an interim advance payment of $15 million, which is expected to be received in the third quarter of 2011. The final amount and timing of the ultimate insurance recovery is still currently unknown. As of June 30, 2011, the Company has not recognized any insurance receivable in excess of the $4.9 million impairment loss related to Revlon Venezuela’s net book value of inventory, property, plant and equipment destroyed by the fire.

For further discussion, see Note 1, “Description of Business and Basis of Presentation — Fire at Revlon Venezuela Facility.”

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Overview of the Business

The Company (as defined below) is providing this overview in accordance with the SEC’s December 2003 interpretive guidance regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview of Net Sales and Earnings Results

Consolidated net sales in the second quarter of 2011 were $351.2 million, an increase of $23.5 million, or 7.2%, compared to $327.7 million in the second quarter of 2010. Excluding the favorable impact of foreign currency fluctuations of $10.5 million, consolidated net sales increased by $13.0 million, or 4.0%, in the second quarter of 2011, driven by higher net sales in the Company’s U.S. and Asia Pacific regions, partially offset by lower net sales in the Company’s Europe, Middle East and Africa, Canada and Latin America regions.

Consolidated net sales for the first six months of 2011 were $684.4 million, an increase of $51.2 million, or 8.1%, compared to $633.2 million for the first six months of 2010. Excluding the favorable impact of foreign currency fluctuations of $16.7 million, consolidated net sales increased by $34.5 million, or 5.4%, in the first six months of 2011, driven by higher net sales in the Company’s U.S., Latin America, Asia Pacific and Europe, Middle East and Africa regions, partially offset by lower net sales in the Company’s Canada region.

Consolidated net income for the second quarter of 2011 was $7.8 million, compared to $18.8 million in the second quarter of 2010. The decrease in consolidated net income in the second quarter of 2011, compared to the second quarter of 2010, was primarily due to:

•	a $11.3 million loss on the early extinguishment of debt in the second quarter of 2011 as a result of the 2011 Refinancings (as hereinafter defined);

•	$7.9 million of higher selling, general, and administrative (“SG&A”) expenses, driven primarily by a $4.6 million unfavorable impact of foreign currency fluctuations, as well as $1.6 million of higher permanent display expenses;

•	a $3.0 million foreign currency loss in the second quarter of 2011, as compared to a $0.1 million foreign currency loss in the second quarter of 2010; and

with the foregoing partially offset by:

•	$8.6 million of higher gross profit primarily due to a $23.5 million improvement in consolidated net sales, partially offset by a $14.9 million increase in cost of sales.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Consolidated net income for the first six months of 2011 was $19.8 million, compared to $23.0 million in the first six months of 2010. The decrease in consolidated net income in the first six months of 2011 compared to the first six months of 2010 was primarily due to:

•	$31.3 million of higher SG&A expense, primarily driven by $15.9 million of higher advertising expenses to support the Company’s brands, as well as a $7.5 million unfavorable impact of foreign currency fluctuations;

•	a $11.3 million loss on the early extinguishment of debt in the first six months of 2011 compared with a $9.7 million loss on the early extinguishment of debt in the first six months of 2010; and

with the foregoing partially offset by:

•	$31.7 million of higher gross profit due to a $51.2 million improvement in consolidated net sales, partially offset by a $19.5 million increase in cost of sales.

These current and prior period items are discussed in more detail below.

Fire at Revlon Venezuela Facility

On June 5, 2011, the Company’s manufacturing facility in Venezuela was destroyed by fire. As of and for the year ended December 31, 2010, the Company’s subsidiary in Venezuela (“Revlon Venezuela”) had net sales of approximately 3% of the Company’s consolidated net sales and its net assets were approximately 3% of the Company’s total net assets. The Company’s net sales in Venezuela are comprised of locally manufactured product as well as product imported from the Company’s Oxford, North Carolina facility. The Company is currently evaluating options to minimize disruption to Revlon Venezuela’s business as a result of such fire; however, it is not currently able to estimate the full year impact of the fire on its net sales or operating income.

In the second quarter of 2011, the Company recorded a $4.9 million impairment loss related to Revlon Venezuela’s net book value of inventory, property, plant and equipment destroyed by the fire. The Company maintains comprehensive property insurance, as well as business interruption insurance. An assessment of the extent of damage and the impact on the Company’s business in Venezuela is ongoing, and therefore the final amount and timing of the ultimate insurance recovery is currently unknown.

The Company believes that it is probable that the insurance recovery will at least equal the net book value of Revlon Venezuela’s inventory, property, plant, and equipment destroyed by the fire. Accordingly, in the second quarter of 2011, the Company recognized income of $4.9 million related to the insurance receivable, which entirely offset the impairment loss noted above.

For further discussion regarding the fire in Venezuela, see Note 12, “Subsequent Event,” to the Unaudited Consolidated Financial Statements in this Form 10-Q.

Impact of the March 2011 Disaster in Japan

The March 2011 disaster in Japan and its aftermath on the Company’s global supply chain and its operations in Japan did not have a material impact on the Company’s net sales, operating profit or global supply chain in the second quarter or first six months of 2011. (See Item IA. “Risk Factors”). However, the situation is still uncertain and the Company continues to take action to mitigate any further disruption to the business.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Overview of Financing Activities

Refinancing of the 2010 Term Loan and 2010 Revolving Credit Facilities:  During the second quarter of 2011, Products Corporation consummated the refinancing of the 2010 Term Loan Facility and the 2010 Revolving Credit Facility (together referred to as the “2011 Refinancings”), reducing interest rates and extending maturities, consisting of the following transactions:

In May 2011, Products Corporation consummated a refinancing of the 2010 Term Loan Facility (the “2011 Term Loan Facility Refinancing”), which included replacing Products Corporation’s 2010 bank term loan facility, which was scheduled to mature on March 11, 2015 and had $794.0 million aggregate principal amount outstanding at December 31, 2010 (the “2010 Term Loan Facility”), with a 6.5-year, $800.0 million term loan facility due November 19, 2017 (the “2011 Term Loan Facility”) under a third amended and restated term loan agreement dated May 19, 2011 (the “2011 Term Loan Agreement”), among Products Corporation, as borrower, Citigroup Global Markets Inc. (“CGMI”), J.P. Morgan Securities LLC (“JPM Securities”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”), Credit Suisse Securities (USA) LLC (“Credit Suisse”) and Wells Fargo Securities, LLC (“WFS”) as the joint lead arrangers; CGMI, JPM Securities, Merrill Lynch, Credit Suisse, WFS and Natixis, New York Branch (“Natixis”), as joint bookrunners; JPMorgan Chase Bank, N.A. and Bank of America, N.A. as co-syndication agents; Credit Suisse, Wells Fargo Bank, N.A. and Natixis as co-documentation agents; and Citicorp USA, Inc. (“CUSA”) as administrative agent and collateral agent.

Products Corporation used $796 million of proceeds from the 2011 Term Loan Facility, which was drawn in full on the May 19, 2011 closing date and issued to lenders at 99.5% of par, to refinance in full the $792.0 million of outstanding indebtedness under its 2010 Term Loan Facility and to pay approximately $2 million of accrued interest. The Company incurred approximately $3.9 million of fees in connection with consummating the 2011 Term Loan Facility Refinancing in the second quarter of 2011, of which approximately $2 million was capitalized.

In June 2011, Products Corporation consummated a refinancing of the 2010 Revolving Credit Facility (the “2011 Revolving Credit Facility Refinancing”), which included refinancing Products Corporation’s 2010 revolving credit facility, which was scheduled to mature on March 11, 2014 and had nil outstanding borrowings at December 31, 2010 (the “2010 Revolving Credit Facility”), with a 5-year, $140.0 million asset-based, multi-currency revolving credit facility due June 16, 2016 (the “2011 Revolving Credit Facility”) under a third amended and restated revolving credit agreement dated June 16, 2011 (the “2011 Revolving Credit Agreement” and together with the 2011 Term Loan Agreement, the “2011 Credit Agreements”), among Products Corporation and certain of its foreign subsidiaries, as borrowers, and CGMI and Wells Fargo Capital Finance, LLC (“WFCF”) as the joint lead arrangers; CGMI, WFCF, Merrill Lynch, JPMorgan Securities and Credit Suisse as joint bookrunners; and CUSA as administrative agent and collateral agent.

Products Corporation incurred approximately $0.7 million of fees in connection with consummating the 2011 Revolving Credit Facility Refinancing in the second quarter of 2011, all of which were capitalized.

For further detail regarding the 2011 Refinancings, see Note 5, “Long-Term Debt,” to the Unaudited Consolidated Financial Statements in this Form 10-Q.

Results of Operations

In the tables, all amounts are in millions and numbers in parentheses ( ) denote unfavorable variances.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Net sales:

Second quarter results

Consolidated net sales in the second quarter of 2011 were $351.2 million, an increase of $23.5 million, or 7.2%, compared to $327.7 million in the second quarter of 2010. Excluding the favorable impact of foreign currency fluctuations of $10.5 million, consolidated net sales increased by $13.0 million, or 4.0%, in the second quarter of 2011, primarily driven by the inclusion of the net sales of Sinful Colors in 2011 and higher net sales of Revlon color cosmetics, partially offset by lower net sales of Almay color cosmetics.

Year-to-date results

Consolidated net sales for the first six months of 2011 were $684.4 million, an increase of $51.2 million, or 8.1%, compared to $633.2 million for the first six months of 2010. Excluding the favorable impact of foreign currency fluctuations of $16.7 million, consolidated net sales increased by $34.5 million, or 5.4%, in the first six months of 2011, primarily driven by higher net sales of Revlon color cosmetics, as well as the inclusion of the net sales of Sinful Colors beginning in March 2011.

	Three Months Ended
	June 30,		Change		XFX Change(a)
	2011	2010	$	%	$	%

United States	$194.9	$179.3	$15.6	8.7%	$15.6	8.7%
Asia Pacific	58.5	48.7	9.8	20.1	4.2	8.6
Europe, Middle East and Africa	52.0	50.2	1.8	3.6	(3.4)	(6.8)
Latin America	26.3	28.7	(2.4)	(8.4)	(1.0)	(3.5)
Canada	19.5	20.8	(1.3)	(6.3)	(2.4)	(11.5)

Total Net Sales	$351.2	$327.7	$23.5	7.2%	$13.0	4.0%

	Six Months Ended
	June 30,		Change		XFX Change(a)
	2011	2010	$	%	$	%

United States	$381.1	$361.4	$19.7	5.5%	$19.7	5.5%
Asia Pacific	111.6	94.6	17.0	18.0	8.3	8.8
Europe, Middle East and Africa	101.7	93.1	8.6	9.2	1.4	1.5
Latin America	53.3	48.7	4.6	9.4	5.9	12.1
Canada	36.7	35.4	1.3	3.7	(0.8)	(2.3)

Total Net Sales	$684.4	$633.2	$51.2	8.1%	$34.5	5.4%

(a)	XFX excludes the impact of foreign currency fluctuations.

United States

Second quarter results

In the U.S., net sales in the second quarter of 2011 increased 8.7% to $194.9 million, compared to $179.3 million in the second quarter of 2010, primarily driven by the inclusion of the net sales of Sinful Colors in 2011 and higher net sales of Revlon color cosmetics and Revlon ColorSilk hair color. Excluding the results of the recently acquired Sinful Colors, net sales in the U.S. increased in the second quarter of 2011.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Year-to-date results

In the U.S, net sales in the first six months of 2011 increased 5.5% to $381.1 million, compared to $361.4 million in the first six months of 2010, primarily driven by higher net sales of Revlon color cosmetics, as well as the inclusion of the net sales of Sinful Colors beginning in March 2011. Excluding the results of the recently acquired Sinful Colors, net sales in the U.S. increased in the first six months of 2011.

Asia Pacific

Second quarter results

In Asia Pacific, net sales in the second quarter of 2011 increased 20.1% to $58.5 million, compared to $48.7 million in the second quarter of 2010. Excluding the favorable impact of foreign currency fluctuations, net sales increased $4.2 million, or 8.6%, primarily driven by higher net sales of Revlon color cosmetics. From a country perspective, net sales increased in China, Australia and certain distributor markets (which together contributed 9.4 percentage points to the increase in the region’s net sales in the second quarter of 2011, as compared to the second quarter of 2010).

Year-to-date results

In Asia Pacific, net sales in the first six months of 2011 increased 18.0% to $111.6 million, compared to $94.6 million in the first six months of 2010. Excluding the favorable impact of foreign currency fluctuations, net sales increased $8.3 million, or 8.8%, primarily driven by higher net sales of Revlon color cosmetics. From a country perspective, net sales increased in China and certain distributor markets (which together contributed 7.9 percentage points to the increase in the region’s net sales in the first six months of 2011, as compared with the first six months of 2010).

Europe, Middle East and Africa

Second quarter results

In Europe, the Middle East and Africa, net sales in the second quarter of 2011 increased 3.6% to $52.0 million, compared to $50.2 million in the second quarter of 2010. Excluding the favorable impact of foreign currency fluctuations, net sales decreased $3.4 million, or 6.8%, primarily driven by lower net sales of Revlon color cosmetics. From a country perspective, net sales decreased in the U.K., Italy and certain distributor markets (which together contributed 6.1 percentage points to the decrease in the region’s net sales in the second quarter of 2011, as compared to the second quarter of 2010).

Year-to-date results

In Europe, the Middle East and Africa, net sales in the first six months of 2011 increased 9.2% to $101.7 million, compared to $93.1 million in the first six months of 2010. Excluding the favorable impact of foreign currency fluctuations, net sales increased $1.4 million, or 1.5%, primarily driven by higher net sales of fragrances. From a country perspective, net sales increased in the U.K. and South Africa (which together contributed 2.9 percentage points to the increase in the region’s net sales in the first six months of 2011, as compared with the first six months of 2010), partially offset by a decrease in net sales in certain distributor markets (which contributed 1.2 percentage points to the decrease in the region’s net sales in the first six months of 2011, as compared to the first six months of 2010).

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Latin America

Second quarter results

In Latin America, net sales in the second quarter of 2011 decreased 8.4% to $26.3 million, compared to $28.7 million in the second quarter of 2010. Excluding the unfavorable impact of foreign currency fluctuations, net sales decreased $1.0 million, or 3.5%, primarily driven by lower net sales of Revlon ColorSilk hair color. From a country perspective, lower net sales in Mexico, Venezuela and certain distributor markets were partially offset by higher net sales in Argentina. Venezuela’s decline in net sales was primarily due to the loss of sales during the month of June 2011 as a result of the June 2011 fire at Revlon Venezuela’s facility, largely offset by an increase in net sales in Venezuela during April and May 2011 as a result of higher selling prices, given market conditions and inflation during those months. The Company has not recorded any net sales in Venezuela since June 5, 2011 as a result of such fire.

Year-to-date results

In Latin America, net sales in the first six months of 2011 increased 9.4% to $53.3 million, compared to $48.7 million in the first six months of 2010. Excluding the unfavorable impact of foreign currency fluctuations, net sales increased $5.9 million, or 12.1%, primarily driven by higher net sales of Revlon color cosmetics and other beauty care products. From a country perspective, net sales increased in Venezuela and Argentina (which together contributed 10.9 percentage points to the increase in the region’s net sales in the first six months of 2011, as compared to the first six months of 2010). Higher net sales in Venezuela during the first six months of 2011 were primarily due to higher selling prices in January through May 2011, given market conditions and inflation, partially offset by the loss of sales during the month of June 2011 as a result of the June 2011 fire at Revlon Venezuela’s facility referred to above.

Canada

Second quarter results

In Canada, net sales in the second quarter of 2011 were $19.5 million, a decrease of $1.3 million, or 6.3%, compared to $20.8 million in the second quarter of 2010. Excluding the favorable impact of foreign currency fluctuations, net sales decreased $2.4 million, or 11.5%, primarily driven by lower net sales of Revlon color cosmetics.

Year-to-date results

In Canada, net sales in the first six months of 2011 were $36.7 million, an increase of $1.3 million, or 3.7%, compared to $35.4 million in the first six months of 2010. Excluding the favorable impact of foreign currency fluctuations, net sales decreased $0.8 million, or 2.3%, primarily driven by lower net sales of Almay color cosmetics.

Gross profit:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change

Gross profit	$229.3	$220.7	$8.6	$449.2	$417.5	$31.7
Percentage of net sales	65.3%	67.3%		65.6%	65.9%

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

The 2.0 percentage point decrease in gross profit as a percentage of net sales for the second quarter of 2011, compared to the second quarter of 2010, was primarily due to:

•	the impact of product mix, which reduced gross profit as a percentage of net sales by 1.4 percentage points;

•	higher allowances, which reduced gross profit as a percentage of net sales by 1.1 percentage points;

•	higher costs related to inventory obsolescence and sales returns, which reduced gross profit as a percentage of net sales by 0.5 percentage points;

with the foregoing partially offset by:

•	favorable foreign currency fluctuations, which increased gross profit as a percentage of net sales by 0.6 percentage points; and

•	lower pension expenses within cost of goods, which increased gross profit as a percentage of net sales by 0.3 percentage points.

The 0.3 percentage point decrease in gross profit as a percentage of net sales for the first six months of 2011, compared to the first six months of 2010, was primarily due to:

•	the impact of product mix, which reduced gross profit as a percentage of net sales by 1.4 percentage points;

•	higher allowances, which reduced gross profit as a percentage of net sales by 0.5 percentage points;

with the foregoing partially offset by:

•	favorable foreign currency fluctuations, which increased gross profit as a percentage of net sales by 0.6 percentage points;

•	lower material costs, which increased gross profit as a percentage of net sales by 0.4 percentage points; and

•	lower pension expenses within cost of goods, which increased gross profit as a percentage of net sales by 0.4 percentage points.

SG&A expenses:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change

SG&A expenses	$179.3	$171.4	$(7.9)	$352.4	$321.1	$(31.3)

The $7.9 million increase in SG&A expenses for the second quarter of 2011, as compared to the second quarter of 2010, was driven primarily by:

•	$4.6 million of unfavorable impact of foreign currency fluctuations; and

•	$1.6 million of higher permanent display expenses, primarily due to increased investment to support our brands in China.

The $31.3 million increase in SG&A expenses for the first six months of 2011, as compared to the first six months of 2010, was driven primarily by:

•	$15.9 million of higher advertising expenses to support the Company’s brands as the Company continued to optimize its brand support mix;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

•	$7.5 million of unfavorable impact of foreign currency fluctuations; and

•	$5.1 million of higher general and administrative expenses primarily due to (i) the inclusion of expenses as a result of the Sinful Colors Acquisition (as hereinafter defined) in March 2011, and (ii) higher professional fees.

Interest expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change

Interest expense	$23.3	$24.5	$1.2	$47.4	$47.4	$—

The $1.2 million decrease in interest expense for the second quarter of 2011, as compared to the second quarter of 2010, was primarily due to lower weighted average borrowing rates as a result of the 2011 Refinancings.

Interest expense was unchanged for the first six months of 2011, as compared to the first six months of 2010, as higher weighted average borrowing rates in 2011 were offset by slightly lower average borrowings.

Loss on early extinguishment of debt, net:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change

Loss on early extinguishment of debt, net	$11.3	$—	$(11.3)	$11.3	$9.7	$(1.6)

As a result of the 2011 Refinancings, the Company recognized a loss on the early extinguishment of debt of $11.3 million during the second quarter and first six months of 2011, due to $1.9 million of fees which were expensed as incurred in connection with the 2011 Refinancings, as well as the write-off of $9.4 million of unamortized debt discount and deferred financing fees as a result of such refinancings.

During March 2010, Products Corporation consummated the refinancing of the 2006 Term Loan Facility and the 2006 Revolving Credit Facility (together referred to as the “2010 Refinancing”). As a result of the 2010 Refinancing, the Company recognized a loss on the early extinguishment of debt of $9.7 million during the first six months of 2010, primarily due to $5.9 million of fees and expenses which were expensed as incurred in connection with the 2010 Refinancing, as well as the write-off of $3.8 million of unamortized deferred financing fees as a result of such refinancing.

Foreign currency losses:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change

Foreign currency losses	$3.0	$0.1	$(2.9)	$3.3	$3.9	$0.6

The $2.9 million increase in foreign currency losses during the second quarter of 2011, as compared to the second quarter of 2010, was primarily driven by:

•	a foreign currency loss of $1.7 million recorded as a result of the required re-measurement of Revlon Venezuela’s balance sheet at June 30, 2011. Prior to the second quarter of 2011, the Company utilized Venezuela’s official exchange rate to translate Revlon Venezuela’s financial statements. The Company began using the SITME (as hereinafter defined) rate to translate the financial statements of Revlon Venezuela as of, and for the three months ended June 30, 2011. See

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

“Financial Condition, Liquidity, and Capital Resources — Impact of Foreign Currency Translation in Venezuela” in this Form 10-Q for further discussion. As Venezuela was designated as a highly inflationary economy effective January 1, 2010, this foreign currency loss was reflected in earnings;

•	foreign currency losses related to the Company’s foreign currency forward exchange contracts (“FX Contracts”) for the second quarter of 2011, as compared to foreign currency gains related to the Company’s FX Contracts for the second quarter of 2010; and

with the foregoing partially offset by:

•	the favorable impact of the revaluation of certain U.S. dollar-denominated intercompany payables from the Company’s foreign subsidiaries during the second quarter of 2011 compared to the second quarter of 2010.

The $0.6 million decrease in foreign currency losses during the first six months of 2011, as compared to the first six months of 2010, was primarily driven by:

•	a $1.1 million lower foreign currency loss in the first six months of 2011 compared to the first six months of 2010 related to the re-measurement of Revlon Venezuela’s balance sheet. See “Financial Condition, Liquidity and Capital Resources — Impact of Foreign Currency Translation — Venezuela” in this Form 10-Q for further discussion;

•	the favorable impact of the revaluation of certain U.S. dollar-denominated intercompany payables from the Company’s foreign subsidiaries during the first six months of 2011 compared to the first six months of 2010; and

with the foregoing partially offset by:

•	foreign currency losses related to the Company’s FX Contracts for the first six months of 2011, as compared to foreign currency gains related to the Company’s FX Contracts for the first six months of 2010.

Provision for income taxes:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change

Provision for income taxes	$3.9	$4.8	$0.9	$12.5	$9.8	$2.7

The $0.9 million decrease in provision for income taxes for the second quarter of 2011, as compared to the second quarter of 2010, was primarily attributable to lower taxable income in the U.S. and certain foreign jurisdictions, offset in part by higher deferred tax expense for the U.S. in 2011 due to the reduction of the valuation allowance in the U.S. on December 31, 2010.

The $2.7 million increase in provision for income taxes in the first six months of 2011, as compared to the first six months of 2010, was primarily attributable to higher deferred tax expense for the U.S. in 2011 due to the reduction of the valuation allowance in the U.S. on December 31, 2010, offset in part by lower taxable income in the U.S. and certain foreign jurisdictions.

The reduction of the Company’s valuation allowance on its net U.S. deferred tax assets will not affect the Company’s cash taxes paid in 2011 and will not affect the Company’s cash taxes paid until the Company has fully used its U.S. tax loss carryforwards. See Note 12, “Income Taxes,” to the Consolidated Financial Statements in the Company’s 2010 Form 10-K. The Company’s expects that its tax provision and

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

effective tax rate in any individual quarter will vary and may not be indicative of the Company’s tax provision and effective tax rate for the full year.

Financial Condition, Liquidity and Capital Resources

At June 30, 2011, the Company had a liquidity position of $144.2 million, consisting of cash and cash equivalents (net of any outstanding checks) of $43.1 million, as well as $101.1 million in available borrowings under the 2011 Revolving Credit Facility, based upon the borrowing base less $21.6 million of undrawn outstanding letters of credit and $10 million then drawn under the 2011 Revolving Credit Facility at such date.

Cash Flows

At June 30, 2011, the Company had cash and cash equivalents of $44.9 million, compared with $76.7 million at December 31, 2010. The following table summarizes the Company’s cash flows from operating, investing and financing activities for the six months ended June 30, 2011 and June 30, 2010:

	Six Months Ended
	June 30,
	2011	2010

Net cash provided by operating activities	$3.3	$40.0
Net cash used in investing activities	(44.8)	(7.0)
Net cash provided by (used in) financing activities	11.0	(48.3)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	(0.6)

Operating Activities

Net cash provided by operating activities in the first six months of 2011 was $3.3 million, as compared to $40.0 million in the first six months of 2010. As compared to the first six months of 2010, cash provided by operating activities in the first six months of 2011 was impacted by unfavorable changes in working capital, primarily as a result of higher interest payments and inventory, as well as higher permanent display purchases.

Investing Activities

Net cash used in investing activities was $44.8 million and $7.0 million for the first six months of 2011 and 2010, respectively. On March 17, 2011, the Company acquired certain assets, including trademarks and other intellectual property, inventory, certain receivables and manufacturing equipment, related to Sinful Colors cosmetics, Wild and Crazy cosmetics, freshMinerals cosmetics and freshcover cosmetics, which products are sold principally in the U.S. mass retail channel (the “Sinful Colors Acquisition”). Net cash used in investing activities for the first six months of 2011 included a cash payment of $39.0 million for the Sinful Colors Acquisition and $5.9 million of cash used for capital expenditures. Net cash used in investing activities for the first six months of 2010 included $7.2 million of cash used for capital expenditures.

Financing Activities

Net cash provided by financing activities was $11.0 million for the first six months of 2011 and net cash used in financing activities was $48.3 million for the first six months of 2010.

Net cash provided by financing activities for the first six months of 2011 included Products Corporation’s issuance of the $800.0 million aggregate principal amount of the 2011 Term Loan Facility, or

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

$796.0 million, net of discounts, and net borrowings of $10.0 million under the 2011 Revolving Credit Facility, partially offset by the 2011 Term Loan Refinancing of the $794.0 million remaining aggregate principal amount of Products Corporation’s 2010 Term Loan Facility. Net cash provided by financing activities for the first six months of 2011 also included the payment of $3.9 million of the $4.6 million of fees incurred in connection with the 2011 Refinancings.

Net cash used in financing activities for the first six months of 2010 included the March 2010 refinancing of the $815.0 million remaining aggregate principal amount of Products Corporation’s 2006 Term Loan Facility, partially offset by Products Corporation’s issuance of the $800.0 million aggregate principal amount of the 2010 Term Loan Facility, or $786.0 million, net of discounts. Net cash used in financing activities for the first six months of 2010 also included payment of financing costs of $17.1 million, which is comprised of (i) the payment of $15.0 million of the $15.3 million of fees incurred in connection with the March 2010 refinancing of Products Corporation’s 2006 Term Loan Facility and 2006 Revolving Credit Facility; (ii) the payment of $1.6 million of the $25.1 million of fees incurred in connection with the refinancing of Products Corporation’s 9 1/2% Senior Notes in November 2009 with the 9 3/4% Senior Secured Notes due November 2015; and (iii) the payment of the remaining balance of $0.5 million of the $6.7 million of fees incurred in connection with Revlon, Inc.’s consummation of the voluntary exchange offer in October 2009.

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

2011 Refinancings

In the second quarter of 2011, Products Corporation consummated the 2011 Refinancings, which included refinancing its 2010 Term Loan Facility with the 2011 Term Loan Facility and Products Corporation’s 2010 Revolving Credit Facility with the 2011 Revolving Credit Facility, reducing interest rates and extending maturities.

For further detail regarding the 2011 Refinancings, see Note 5, “Long-Term Debt,” to the Unaudited Consolidated Financial Statements in this Form 10-Q.

2010 Bank Credit Agreement

Prior to the 2011 Refinancings, under the 2010 Term Loan Facility, Products Corporation made a required quarterly amortization payment in the first quarter of 2011 of $2 million. For detail regarding the 2010 Bank Credit Agreements, see Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2010 Form 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — 2010 Bank Credit Agreements” in the Company’s 2010 Form 10-K.

9 3/4% Senior Secured Notes due 2015

For detail regarding the 9 3/4% Senior Secured Notes, due November 2015, see Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2010 Form 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition,

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Liquidity, and Capital Resources — 9 3/4% Senior Secured Notes due 2015” in the Company’s 2010 Form 10-K.

Products Corporation was in compliance with all applicable covenants under its 9 3/4% Senior Secured Notes as of June 30, 2011.

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

Impact of Foreign Currency Translation — Venezuela

During the second quarter of 2011 and 2010 and the first six months of 2011 and 2010, Revlon Venezuela had net sales of approximately 2% of the Company’s consolidated net sales. At June 30, 2011 and December 31, 2010, net assets in Revlon Venezuela were approximately 2% and 3%, respectively, of the Company’s total net assets.

Highly-Inflationary Economy:  Effective January 1, 2010, Venezuela was designated as a highly inflationary economy under U.S. GAAP. As a result, beginning January 1, 2010, the U.S. dollar is the functional currency for Revlon Venezuela. Through December 31, 2009, prior to Venezuela being designated as highly inflationary, currency translation adjustments of Revlon Venezuela’s balance sheet were reflected in shareholders’ equity as part of Other Comprehensive Income; however, subsequent to January 1, 2010, such adjustments are reflected in earnings.

Currency Devaluation:  On January 8, 2010, the Venezuelan government announced the devaluation of its local currency, Venezuelan Bolivars (“Bolivars”), relative to the U.S. dollar and the official exchange rate for non-essential goods changed from 2.15 to 4.30. Throughout 2010, the Company used Venezuela’s official rate to translate Revlon Venezuela’s financial statements. To reflect the impact of the currency devaluation, a one-time foreign currency loss of $2.8 million was recorded in January 2010 as a result of the required re-measurement of Revlon Venezuela’s balance sheet. As Venezuela was designated as a highly inflationary economy effective January 1, 2010, this foreign currency loss was reflected in earnings in the first quarter of 2010.

In December 2010, the Venezuelan government announced a further devaluation of Bolivars relative to the U.S. dollar for essential goods from 2.6 to 4.3, effective December 31, 2010. Given that the Company has immaterial transactions for essential goods, the further devaluation has not had, nor does the Company expect it to have, a material impact on the Company’s results of operations or financial condition.

Currency Restrictions:  Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of Revlon Venezuela to obtain U.S. dollars in exchange for Bolivars at the official foreign exchange rates from the Venezuelan government and its foreign exchange commission, the Comisión de Administracion de Divisas (“CADIVI”). In May 2010, the

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Venezuelan government took control over the previously freely-traded foreign currency exchange market and in June 2010, replaced it with a new foreign currency exchange system, the Sistema de Transacciones en Moneda Extranjera (“SITME”). SITME provides a mechanism to exchange Bolivars into U.S. dollars. However, SITME can only be used for product purchases and related services, such as freight, and is not available for other transactions, such as the payment of dividends. Also, SITME can only be used for amounts of up to $50,000 per day, subject to a monthly maximum of $350,000 per legal entity, and is generally only available to the extent the applicant has not exchanged and received U.S. dollars from CADIVI within the previous 90 days. The Company began using a SITME rate of 5.5 Bolivars per U.S. dollar to translate Revlon Venezuela’s financial statements as of and for the three months ended June 30, 2011, which was the average rate at which the Company accessed U.S. dollars in the SITME market during the second quarter of 2011. The Company had previously utilized Venezuela’s official exchange rate of 4.3 Bolivars per U.S. dollar to translate Revlon Venezuela’s financial statements from January 1, 2010 through March 31, 2011.

In the second quarter of 2011, the change in the exchange rates in Venezuela unfavorably impacted the Company’s consolidated net sales by $1.6 million. The impact on the Company’s consolidated operating income in the second quarter of 2011 was de minimis. Additionally, to reflect the impact of the change in exchange rates, a foreign currency loss of $1.7 million was recorded as a result of the required re-measurement of Revlon Venezuela’s balance sheet at June 30, 2011. As Venezuela was designated as a highly inflationary economy effective January 1, 2010, this foreign currency loss was reflected in earnings in the second quarter of 2011.

Sources and Uses

The Company’s principal sources of funds are expected to be operating revenues, cash on hand and funds available for borrowing under the 2011 Revolving Credit Facility and other permitted lines of credit. The 2011 Credit Agreements, the indenture governing Products Corporation’s 9 3/4% Senior Secured Notes and the Senior Subordinated Term Loan Agreement contain certain provisions that by their terms limit Products Corporation and its subsidiaries’ ability to, among other things, incur additional debt.

The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt service payments and costs, debt repurchases and regularly scheduled pension and post-retirement benefit plan contributions and benefit payments. The Company’s cash contributions to its pension and post-retirement benefit plans in the first six months of 2011 were $15 million. The Company expects cash contributions to its pension and post-retirement benefit plans to be approximately $30 million for full year 2011. The Company’s purchases of permanent wall displays and capital expenditures in the first six months of 2011 were $23.6 million and $5.9 million, respectively. The Company expects purchases of permanent wall displays and capital expenditures for full year 2011 to be approximately $40 million and $20 million, respectively, inclusive of amounts expended in the first six months of 2011.

The Company has undertaken, and continues to assess, refine and implement, a number of improvements to efficiently manage its cash and working capital, including, among other things, programs intended to optimize inventory levels over time; centralized procurement to secure discounts and efficiencies; prudent management of accounts receivable and accounts payable; and controls on general and administrative spending. In the ordinary course of business, the Company’s source or use of cash from operating activities may vary on a quarterly basis as a result of a number of factors, including the timing of working capital flows.

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

The Company expects that operating revenues, cash on hand and funds available for borrowing under the 2011 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2011, including cash requirements in connection with the payment of operating expenses, including expenses in connection with the execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs (including, without limitation, the May 2009 Program), severance not otherwise included in the Company’s restructuring programs, debt service payments and costs, debt repurchases and regularly scheduled pension and post-retirement plan contributions and benefit payments.

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

Any such developments, if significant, could reduce the Company’s revenues and could adversely affect Products Corporation’s ability to comply with certain financial covenants under the 2011 Credit Agreements and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending. (See also Item 1A. “Risk Factors” in the Company’s 2010 Form 10-K, as supplemented in Item 1A of this Form 10-Q, for further discussion of certain risks associated with the Company’s business and indebtedness.)

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

Products Corporation enters into foreign currency forward exchange contracts and option contracts from time to time to hedge certain net cash flows denominated in currencies other than the local currencies of the Company’s foreign and domestic operations. The foreign currency forward exchange contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. At June 30, 2011, the notional amount and fair value of FX Contracts outstanding was $48.6 million and $(1.9) million, respectively.

Disclosures about Contractual Obligations and Commercial Commitments

As of June 30, 2011, there were no material changes to the Company’s total contractual cash obligations, as set forth in the contractual obligations and commercial commitments table included in the Company’s 2010 Form 10-K, other than those entered into in connection with consummating the 2011 Refinancings.

The following reflects the impact of the 2011 Refinancings on the Company’s long-term debt obligations:

	Payments Due by Period
	(dollars in millions)
Contractual Obligations		2011
As of June 30, 2011	Total	Q3-Q4	2012-2013	2014-2015	After 2015

Long-term debt, including current portion	$1,140.0	$14.0	$16.0	$346.0	$764.0
Interest on long-term debt(a)	383.9	36.2	140.2	138.5	69.0

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

(a)	Consists of interest on the $330.0 million in aggregate principal amount of the 9 3/4% Senior Secured Notes and on the $800.0 million in aggregate principal amount outstanding under the 2011 Term Loan Facility through the respective maturity dates based upon assumptions regarding the amount of debt outstanding under the 2011 Term Loan Agreement and interest rates on the Company’s debt instruments as of June 30, 2011.

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

The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company’s policy is to manage market risk through a combination of fixed and floating rate debt. The Company from time to time makes use of derivative financial instruments to adjust its fixed and floating rate ratio. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in Item 7A of the Company’s 2010 Form 10-K (“Item 7A”) describes significant aspects of the Company’s financial instrument programs that have material market risk as of December 31, 2010. The following table presents the information required by Item 7A as of June 30, 2011:

	Expected maturity date for the Year Ended
	December 31,							Fair Value
	(dollars in millions, except for rate information)							June 30,
Debt	2011	2012	2013	2014	2015	Thereafter	Total	2011

Short-term variable rate (various currencies)	$9.0						$9.0	$9.0
Average interest rate(a)	5.7%
Short term variable rate — third party ($US)	10.0						10.0	10.0
Average interest rate	2.2%
Long-term fixed rate — third party ($US)					330.0		330.0	356.4
Average interest rate					9.75%
Long-term fixed rate — affiliates ($US)			$48.6(b )	$58.4(c )			107.0	110.8
Average interest rate			12.75%	12.0%
Long-term variable rate — third party ($US)	4.0	$8.0	$8.0	8.0	8.0	764.0	800.0	800.0
Average interest rate(a)(d)	4.8%	4.8%	4.8%	5.1%	5.4%	6.2%

Total debt	$23.0	$8.0	$56.6	$66.4	$338.0	$764.0	$1,256.0	$1,286.2

(a)	Weighted average variable rates are based upon implied forward rates from the U.S. Dollar LIBOR yield curves at June 30, 2011.

(b)	Represents the $107.0 million aggregate principal amount outstanding of the Senior Subordinated Term Loan as of June 30, 2011, which Contributed Loan ($48.6 million) matures on October 8, 2013 and bears interest at an annual rate of 12.75% and which Non-Contributed Loan ($58.4 million) matures on October 8, 2014 and bears interest at an annual rate of 12%. Interest on the Senior Subordinated Term Loan is payable in arrears in cash on January 8, April 8, July 8, and October 8 of each year.

(c)	The 2011 Term Loan Facility bears interest at the Eurodollar Rate (as defined in the 2011 Term Loan Agreement) plus 3.50% annum (with the Eurodollar Rate not to be less than 1.25%).

	Average	Original	Contract
	Contractual	US Dollar	Value	Fair Value
	Rate	Notional	June 30,	June 30,
Forward Contracts	$/FC	Amount	2011	2011

Sell Canadian Dollars/Buy USD	1.0001	$16.7	$16.1	$(0.6)
Sell Australian Dollars/Buy USD	0.9979	13.8	13.0	(0.8)
Sell British Pounds/Buy USD	1.5799	7.7	7.6	(0.1)
Sell South African Rand/Buy USD	0.1409	5.6	5.4	(0.2)
Buy Australian Dollars/Sell New Zealand Dollars	1.3308	4.4	4.2	(0.2)
Sell New Zealand Dollars/Buy USD	0.7536	0.3	0.3	—
Sell Hong Kong Dollars/Buy USD	0.1284	0.1	0.1	—

Total forward contracts		$48.6	$46.7	$(1.9)

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Item 4.	Controls and Procedures

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

(b)  Changes in Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the second quarter and six months ended June 30, 2011, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company’s actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company’s expectations and estimates (whether qualitative or quantitative) as to:

(i)	the Company’s future financial performance;

(ii)	the effect on sales of decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel; adverse changes in currency exchange rates and/or currency controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors, changes in consumer purchasing habits, including with respect to shopping channels; retailer inventory management; retailer space reconfigurations or reductions in retailer display space; changes in retailer pricing or promotional strategies; less than anticipated results from the Company’s existing or new products or from its advertising, promotional and/or marketing plans; or if the Company’s expenses, including, without limitation, for pension expense under its benefit plans, advertising, promotional and marketing activities or for sales returns related to any reduction of retail space, product discontinuances or otherwise, exceed the anticipated level of expenses;

(iii)	the Company’s belief that the continued execution of its business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands, further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, any of which, whose intended purpose would be to create value through profitable growth, could result in the Company making investments and/or recognizing charges related to executing against such opportunities;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

(iv)	our expectations regarding our strategic goal to profitably grow our business and as to the business strategies employed to achieve this goal, which are: (a) continuing to build our strong brands by focusing on innovative, high-quality, consumer-preferred brand offering; effective consumer brand communication; appropriate levels of advertising and promotion; and superb execution with our retail partners; (b) continuing to develop our organizational capability through attracting, retaining and rewarding highly capable people and through performance management, development planning, succession planning and training; (c) continuing to drive common global processes which are designed to provide the most efficient and effective allocation of our resources; (d) continuing to focus on increasing our operating profit and cash flow; and (e) continuing to improve our capital structure by focusing on strengthening our balance sheet and reducing debt;

(v)	restructuring activities, restructuring costs and charges, the timing of restructuring payments and the benefits from such activities;

(vi)	the Company’s expectation that operating revenues, cash on hand and funds available for borrowing under Products Corporation’s 2011 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2011, including the cash requirements referred to in item (viii) below;

(vii)	the Company’s expected principal sources of funds, including operating revenues, cash on hand and funds available for borrowing under Products Corporation’s 2011 Revolving Credit Facility and other permitted lines of credit, as well as the availability of funds from refinancing Products Corporation’s indebtedness, selling assets or operations, capital contributions and/or loans from MacAndrews & Forbes, Revlon, Inc., the Company’s other affiliates and/or third parties and/or the sale of additional debt securities of Products Corporation;

(viii)	the Company’s expected principal uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, payments in connection with the Company’s purchases of permanent wall displays, capital expenditure requirements, restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt service payments and costs, debt repurchases (including, without limitation, that the Company may also, from time to time, seek to retire or purchase its outstanding debt obligations in open market purchases, in privately negotiated transactions or otherwise and may seek to refinance some or all of its indebtedness based upon market conditions) and regularly scheduled pension and post-retirement benefit plan contributions and benefit payments, and its estimates of the amount and timing of its operating expenses, restructuring costs and payments, severance costs and payments, debt service payments (including payments required under Products Corporation’s debt instruments), debt repurchases, cash contributions to the Company’s pension plans and its other post-retirement benefit plans and benefit payments in 2011, net periodic benefit costs for the pension and other post-retirement benefit plans, purchases of permanent wall displays and capital expenditures;

(ix)	matters concerning the Company’s market-risk sensitive instruments, as well as the Company’s expectations as to the counterparty’s performance, including that any loss arising from the non-performance by the counterparty would not be material;

(x)	the Company’s plan to efficiently manage its cash and working capital, including, among other things, programs intended to optimize inventory levels over time; centralized procurement to secure discounts and efficiencies; prudent management of accounts receivable and accounts payable; controls on general and administrative spending; and the Company’s belief that in the ordinary course of business, its source or use of cash from operating activities may vary on a quarterly basis as a result of factors, including the timing of working capital flows;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

(xi)	the Company’s expectations regarding its future pension expense, cash contributions and benefit payments under its benefit plans;

(xii)	the Company’s expectations as to the future impact of the further devaluation of Venezuelan Bolivars, including, without limitation, that given that the Company has immaterial transactions for essential goods, the Company’s expectations that it will not have a material impact on the Company’s results of operations or financial condition;

(xiii)	the Company’s plans to evaluate options to minimize disruption to Revlon Venezuela’s business as a result of the fire at its Venezuela facility; the Company’s belief that it is probable that the insurance recovery will at least equal the net book value of Revlon Venezuela’s inventory, property, plant, and equipment destroyed by the fire; and the Company’s expectation that in the third quarter of 2011 it will receive an interim advance payment of $15 million from its insurers with respect to the fire in Venezuela;

(xiv)	the Company’s plans to continue to take action to mitigate any further disruption to the business as a result of the March 2011 disaster in Japan and its aftermath; and

(xv)	the Company’s expectation that its tax provision and effective tax rate in any individual quarter will vary and may not be indicative of the Company’s tax provision and effective tax rate for the full year.

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

Investors are advised, however, to consult any additional disclosures the Company made or may make in its 2010 Form 10-K, and in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC in 2011 (which, among other places, can be found on the SEC’s website at http://www.sec.gov). Except as expressly set forth in this Form 10-Q, the information available from time to time on such website shall not be deemed incorporated by reference into this Quarterly Report on Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. (See also Item 1A. “Risk Factors” in the Company’s 2010 Form 10-K as supplemented in Item 1A. of this Form 10-Q, for further discussion of risks associated with the Company’s business.) In addition to factors that may be described in the Company’s filings with the SEC, including this filing, the following factors, among others, could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

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

(ii)	in addition to the items discussed in (i) above, the effects of and changes in economic conditions (such as continued volatility in the financial markets, inflation, monetary conditions and foreign currency fluctuations and currency controls, as well as in trade, monetary, fiscal and tax policies in international markets) and political conditions (such as military actions and terrorist activities);

(iii)	unanticipated costs or difficulties or delays in completing projects associated with the continued execution of the Company’s business strategy or lower than expected revenues or the inability to create value through profitable growth as a result of such strategy, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more brands or product lines, launching of new product lines, including difficulties or delays, or higher than expected expenses, including for sales returns, in launching its new products, acquiring businesses or brands, further refining its approach to retail merchandising, and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company’s manufacturing, sourcing, supply chain or organizational size and structure;

(iv)	difficulties, delays or unanticipated costs in achieving our strategic goal to profitably grow our business and as to the business strategies employed to achieve this goal, such as (a) difficulties, delays or our inability to build our strong brands, such as due to less than effective product development, less than expected acceptance of our new or existing products by consumers and/or retail customers, less than expected acceptance of our advertising, promotional and/or marketing plans by our consumers and/or retail customers, less than expected investment in advertising, promotional and/or marketing activities or greater than expected competitive investment, less than expected acceptance of our brand communication by consumers and/or retail partners, less than expected levels of advertising, promotional and/or marketing activities for our new product launches and/or less than expected levels of execution with our retail partners or higher than expected costs and expenses; (b) difficulties, delays or the inability to develop our organizational capability; (c) difficulties, delays or unanticipated costs in connection with our plans to drive our company to act globally, such as due to higher than anticipated levels of investment required to support and build our brands globally or less than anticipated results from our national and multi-national brands; (d) difficulties, delays or unanticipated costs in connection with our plans to improve our operating profit and cash flow, such as difficulties, delays or the inability to take actions intended to improve results in sales returns, cost of goods sold, general and administrative expenses, working capital management and/or sales growth; and/or (e) difficulties, delays or unanticipated costs in consummating, or our inability to consummate, transactions to improve our capital structure, strengthen our balance sheet and/or reduce debt, including higher than expected costs (including interest rates);

(v)	difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company’s restructuring activities;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

(vi)	lower than expected operating revenues, cash on hand and/or funds available under the 2011 Revolving Credit Facility and/or other permitted lines of credit or higher than anticipated operating expenses, such as referred to in clause (viii) below;

(vii)	the unavailability of funds under Products Corporation’s 2011 Revolving Credit Facility or other permitted lines of credit, or from refinancing indebtedness, selling assets or operations or from capital contributions and/or loans from MacAndrews & Forbes, Revlon, Inc., the Company’s other affiliates and/or third parties and/or the sale of additional debt securities of Products Corporation;

(viii)	higher than expected operating expenses, sales returns, working capital expenses, permanent wall display costs, capital expenditures, restructuring costs, severance not otherwise included in the Company’s restructuring programs, debt service payments, debt repurchases, regularly scheduled cash pension plan contributions, post-retirement benefit plan contributions and/or benefit payments and/or net periodic benefit costs for the pension and other post-retirement benefit plans;

(ix)	interest rate or foreign exchange rate changes affecting the Company and its market-risk sensitive financial instruments and/or difficulties, delays or the inability of the counterparty to perform such transactions;

(x)	difficulties, delays or the inability of the Company to efficiently manage its cash and working capital;

(xi)	lower than expected returns on pension plan assets and/or lower discount rates, which could result in higher than expected cash contributions and/or pension expense;

(xii)	unexpected consequences related to the future impact of the further devaluation of Bolivars;

(xiii)	difficulties, delays, unanticipated costs or our inability to minimize disruption to the Company’s Venezuela business as a result of the fire, less than expected insurance proceeds related to the fire at Revlon Venezuela’s facility and unexpected changes in the final amount and/or timing of the interim advance payment of $15 million from the insurers with respect to the fire in Venezuela;

(xiv)	difficulties, delays, unanticipated costs or our inability to continue to take action to mitigate any further disruption to the business as a result of the March 2011 disaster in Japan and its aftermath; and

(xv)	unexpected significant variances in the Company’s tax provision and effective tax rate.

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

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

In addition to the other information set forth in this report, when evaluating the Company’s business, investors should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in the Company’s 2010 Form 10-K.

The March 2011 disaster in Japan and its aftermath could impact our global supply chain from Japan and our operations within Japan, which could adversely affect the Company’s business, financial condition and/or results of operations.

We are continuing to assess the potential impact of these events on our global supply chain and our operations in Japan. We purchase materials from suppliers in Japan and from other suppliers who source materials from suppliers in Japan. Any significant interruption in the supply of materials from Japan could adversely affect our global supply chain and our ability to produce certain products, most of which are sold globally.

Additionally, we are continuing to monitor the potential impact on the consumption of our products and our retail customers in Japan, including the potential for reduced consumer traffic in retail stores, reduced consumer purchases, reduced orders from retail customers and the impact of store closures and/or shortened hours. The Company’s subsidiary in Japan accounted for approximately 2% and 2% of the Company’s consolidated net sales and total assets, respectively, as of and for the year ended December 31, 2010. Any significant adverse effect on our sales in Japan could adversely affect the Company’s business, financial condition and/or results of operations.

Item 5.	Exhibits

4.1	Third Amended and Restated Revolving Credit Agreement, dated as of June 16, 2011 (the “2011 Revolving Credit Agreement”), among Products Corporation and certain of its foreign subsidiaries, as borrowers, and Citigroup Global Markets Inc. (“CGMI”) and Wells Fargo Capital Finance, LLC (“WFCF”) as the joint lead arrangers; CGMI, WFCF, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC as joint bookrunners; and Citicorp USA, Inc. (“CUSA”) as administrative agent and collateral agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Products Corporation filed with the SEC on June 17, 2011 (the “Products Corporation June 17, 2011 Form 8-K”)).
4.2	Reaffirmation Agreement dated as of June 16, 2011 made by Revlon, Inc., Products Corporation and certain of its domestic subsidiaries and acknowledged by CUSA, as collateral agent for the secured parties (incorporated by reference to Exhibit 4.2 to the Products Corporation June 17, 2011 Form 8-K).
4.3	Form of Revolving Credit Note under the 2011 Revolving Credit Agreement (incorporated by reference to Exhibit 4.3 to the Products Corporation June 17, 2011 Form 8-K).

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

4.4	Third Amended and Restated Term Loan Agreement dated as of May 19, 2011 (the “2011 Term Loan Agreement”), among Products Corporation, as borrower, the lenders party thereto, Citigroup Global Markets Inc. (“CGMI”), J.P. Morgan Securities LLC (“JPM Securities”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”), Credit Suisse Securities (USA) LLC (“Credit Suisse”) and Wells Fargo Securities, LLC (“WFS”) as the joint lead arrangers; CGMI, JPM Securities, Merrill Lynch, Credit Suisse, WFS and Natixis, New York Branch (“Natixis”), as joint bookrunners; JPMorgan Chase Bank, N.A. and Bank of America, N.A. as co-syndication agents; Credit Suisse, Wells Fargo Bank, N.A. and Natixis as co-documentation agents; and Citicorp USA, Inc. (“CUSA”) as administrative agent and collateral agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Products Corporation filed with the SEC on May 20, 2011 (the “Products Corporation May 20, 2011 Form 8-K”)).
4.5	Reaffirmation Agreement dated as of May 19, 2011 made by Revlon, Inc., Products Corporation and certain of its domestic subsidiaries and acknowledged by CUSA, as collateral agent for the secured parties (incorporated by reference to Exhibit 4.2 to the Products Corporation May 20, 2011 Form 8-K).
4.6	Master Assignment and Acceptance dated as of May 19, 2011 among certain lenders and Citibank, N.A. (incorporated by reference to Exhibit 4.3 to the Products Corporation May 20, 2011 Form 8-K).
4.7	Form of Term Loan Note under the 2011 Term Loan Agreement (incorporated by reference to Exhibit 4.4 to the Products Corporation May 20, 2011 Form 8-K).
*31.1	Certification of Alan T. Ennis, Chief Executive Officer, dated July 29, 2010, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Steven Berns, Chief Financial Officer, dated July 29, 2010, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1 (furnished herewith)	Certification of Alan T. Ennis, Chief Executive Officer, dated July 29, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (furnished herewith)	Certification of Steven Berns, Chief Financial Officer, dated July 29, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 28, 2011

REVLON CONSUMER PRODUCTS CORPORATION
Registrant

By: /s/ Steven Berns Steven Berns Executive Vice President and Chief Financial Officer	By: /s/ Gina M. Mastantuono Gina M. Mastantuono Senior Vice President, Corporate Controller and Chief Accounting Officer