Form 10-Q
period 2011-09-30
REVLON CONSUMER PRODUCTS CORP
filed 2011-10-28
CIK 890547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                             Yes  ☐        No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒                Smaller reporting company  ☐

                         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐        No  ☒

The number of shares outstanding of the registrant’s common stock was 5,260 shares as of September 30, 2011, all of which were held by one affiliate, Revlon, Inc.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except share and per share amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49.9	$76.7
Trade receivables, less allowance for doubtful accounts of $3.1 as of both September 30, 2011 and December 31, 2010, respectively	185.5	197.5
Inventories	143.6	115.0
Deferred income taxes — current	44.0	40.3
Prepaid expenses and other	109.6	98.1

Total current assets	532.6	527.6
Property, plant and equipment, net	100.0	106.2
Deferred income taxes — noncurrent	195.0	216.6
Goodwill, net	193.9	182.7
Other assets	105.8	87.3

Total assets	$1,127.3	$1,120.4

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current liabilities:
Short-term borrowings	$9.2	$3.7
Current portion of long-term debt	8.0	8.0
Accounts payable	91.9	84.5
Accrued expenses and other	211.1	216.2

Total current liabilities	320.2	312.4
Long-term debt	1,108.6	1,100.9
Long-term debt — affiliates	107.0	107.0
Long-term pension and other post-retirement plan liabilities	172.2	201.5
Other long-term liabilities	55.6	55.7
Commitments and contingencies
Stockholder’s deficiency:
RCPC Preferred Stock, par value $1.00 per share: 1,000 shares authorized; 546 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	54.6	54.6
Common Stock, par value $1.00 per share: 10,000 shares authorized; 5,260 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	—	—
Additional paid-in capital	944.9	943.2
Accumulated deficit	(1,479.5)	(1,504.6)
Accumulated other comprehensive loss	(156.3)	(150.3)

Total stockholder’s deficiency	(636.3)	(657.1)

Total liabilities and stockholder’s deficiency	$1,127.3	$1,120.4

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$337.2	$319.0	$1,021.6	$952.2
Cost of sales	123.1	110.4	358.3	326.1

Gross profit	214.1	208.6	663.3	626.1
Selling, general and administrative expenses	167.7	167.9	520.1	489.0

Operating income	46.4	40.7	143.2	137.1

Other expenses, net:
Interest expense	21.9	24.7	69.3	72.1
Amortization of debt issuance costs	0.8	1.1	2.9	3.5
Loss on early extinguishment of debt, net	—	—	11.3	9.7
Foreign currency (gains) losses, net	(0.9)	0.8	2.4	4.7
Miscellaneous, net	0.2	0.3	1.2	0.9

Other expenses, net	22.0	26.9	87.1	90.9

Income from continuing operations before income taxes	24.4	13.8	56.1	46.2
Provision for (benefit from) income taxes	19.1	(0.5)	31.6	9.3

Income from continuing operations, net of taxes	5.3	14.3	24.5	36.9
(Loss) income from discontinued operations, net of taxes	—	(0.1)	0.6	0.3

Net income	$5.3	$14.2	$25.1	$37.2

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDER’S DEFICIENCY

AND COMPREHENSIVE INCOME

(dollars in millions)

	Preferred Stock	Additional Paid-In- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder’s Deficiency
Balance, January 1, 2011	$54.6	$943.2	$(1,504.6)	$(150.3)	$(657.1)
Stock-based compensation amortization		1.7			1.7
Comprehensive income:
Net income			25.1		25.1
Currency translation adjustment				(8.7)	(8.7)
Amortization of pension related costs, net of tax(a)				2.7	2.7

Total comprehensive income					19.1

Balance, September 30, 2011	$54.6	$944.9	$(1,479.5)	(156.3)	$(636.3)

(a)

See Note 2, “Pension and Post-retirement Benefits,” and Note 6, “Comprehensive Income,” in this Form 10-Q for details on the change in Accumulated Other Comprehensive Loss as a result of the amortization of unrecognized prior service costs and actuarial losses arising during the first nine months of 2011.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25.1	$37.2
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of taxes	(0.6)	(0.3)
Depreciation and amortization	45.3	42.3
Amortization of debt discount	1.8	1.7
Stock compensation amortization	1.7	2.8
Provision for deferred income taxes	16.0	0.9
Loss on early extinguishment of debt, net	11.3	9.7
Amortization of debt issuance costs	2.9	3.5
Pension and other post-retirement expense	3.9	7.1
Change in assets and liabilities:
Decrease in trade receivables	8.1	3.6
Increase in inventories	(29.4)	(12.0)
Increase in prepaid expenses and other current assets	(13.6)	(21.0)
Increase in accounts payable	4.6	18.0
Increase in accrued expenses and other current liabilities	3.6	11.2
Pension and other post-retirement plan contributions	(28.7)	(20.1)
Purchases of permanent displays	(28.2)	(25.8)
Other, net	(3.6)	(9.3)

Net cash provided by operating activities	20.2	49.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9.6)	(11.4)
Acquisition	(39.0)	—
Proceeds from the sale of certain assets	0.2	0.2

Net cash used in investing activities	(48.4)	(11.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings and overdraft	10.0	(2.9)
Repayments under the 2006 Term Loan Facility	—	(815.0)
Borrowings under the 2010 Term Loan Facility	—	786.0
Repayments under the 2010 Term Loan Facility	(794.0)	(4.0)
Borrowings under the 2011 Term Loan Facility	796.0	—
Repayments under the 2011 Term Loan Facility	(2.0)	—
Payment of financing costs	(4.2)	(17.0)
Other financing activities	(1.2)	(0.6)

Net cash provided by (used in) financing activities	4.6	(53.5)

Effect of exchange rate changes on cash and cash equivalents	(3.2)	1.2

Net decrease in cash and cash equivalents	(26.8)	(14.0)
Cash and cash equivalents at beginning of period	76.7	54.5

Cash and cash equivalents at end of period	$49.9	$40.5

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$71.0	$63.6
Income taxes, net of refunds	$13.9	$11.0

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

Fire at Revlon Venezuela Facility

On June 5, 2011, the Company’s facility in Venezuela was destroyed by fire. As of and for the year ended December 31, 2010, the Company’s subsidiary in Venezuela (“Revlon Venezuela”) had net sales of approximately 3% of the Company’s consolidated net sales and Revlon Venezuela’s total assets were approximately 3% of the Company’s total assets. Historically, approximately 50% of Revlon Venezuela’s net sales were comprised of products imported from Revlon’s Oxford, North Carolina facility and approximately 50% were comprised of

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

locally manufactured products. Revlon Venezuela did not have any net sales from the date of the fire until August 12, 2011. The Company’s net sales in Venezuela since August 12, 2011 have been solely comprised of products imported from the Company’s Oxford, North Carolina facility. The Company is currently evaluating options to minimize the extent and duration of the disruption to Revlon Venezuela’s business as a result of the fire.

The Company maintains comprehensive property insurance, as well as business interruption insurance. Business interruption insurance is intended to reimburse for lost profits and other costs incurred, which are attributable to the loss, during the loss period, subject to the terms and conditions of the applicable policies.

In June 2011, the Company recorded a $4.9 million impairment loss related to Revlon Venezuela’s net book value of inventory, property, plant and equipment destroyed by the fire and in the period from June through September 30, 2011, the Company incurred business interruption losses of $6.1 million related to the fire, for total losses of $11.0 million incurred in the first nine months of 2011. The business interruption losses incurred in 2011 include estimated profits lost as a result of the interruption of the business and costs incurred directly related to the fire. The business interruption losses incurred through September 30, 2011 are not indicative of future business interruption losses for insurance purposes or future expected profits for Revlon Venezuela.

In the third quarter of 2011, the Company received a $15 million interim advance from its insurance carrier in connection with the fire. During the third quarter and first nine months of 2011, the Company recognized $6.1 million and $11.0 million, respectively, of income from insurance recoveries, which entirely offset the impairment loss and business interruption losses noted above. The income from insurance recoveries is included within selling, general and administrative expenses in the Company’s Statements of Operations for the three and nine months ended September 30, 2011. The deferred balance of $4.0 million was recorded as deferred income, which is included in accrued expenses and other in the Company’s Consolidated Balance Sheet as of September 30, 2011.

An assessment of the extent of damage and the impact on the Company’s business in Venezuela is ongoing, and therefore the final amount and timing of the ultimate insurance recovery is currently unknown. See Note 12, “Subsequent Event,” in regards to additional advance insurance proceeds received subsequent to September 30, 2011.

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

Currency Restrictions:    Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of Revlon Venezuela to obtain U.S. dollars in exchange for Venezuelan Bolivars (“Bolivars”) at the official foreign exchange rates from the Venezuelan government and its foreign exchange commission, the Comisión de Administracion de Divisas (“CADIVI”). In May 2010, the Venezuelan government took control over the previously freely-traded foreign currency exchange market and in June 2010, replaced it with a new foreign currency exchange system, the Sistema de Transacciones en Moneda Extranjera (“SITME”). SITME provides a mechanism to exchange Bolivars into U.S. dollars. However, SITME can only be used for product purchases and related services, such as freight, and is not available for other transactions, such as the payment of dividends. Also, SITME can only be used for amounts of up to $50,000 per day, subject to a monthly maximum of $350,000 per legal entity, and is generally only available to the extent the applicant has not exchanged and received U.S. dollars from CADIVI within the previous 90 days. In the second

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

quarter of 2011, the Company began using a SITME rate of 5.5 Bolivars per U.S. dollar to translate Revlon Venezuela’s financial statements, as this was the rate at which the Company accessed U.S. dollars in the SITME market during the second quarter of 2011 (“the SITME Rate”). The Company had previously utilized Venezuela’s official exchange rate of 4.3 Bolivars per U.S. dollar to translate Revlon Venezuela’s financial statements from January 1, 2010 through March 31, 2011. In the third quarter of 2011, the Company continued using the SITME Rate, which did not materially change from the second quarter of 2011, to translate Revlon Venezuela’s financial statements.

To reflect the impact of the change in exchange rates from Venezuela’s official exchange rate to the SITME Rate, a foreign currency loss of $1.7 million was recorded in the second quarter of 2011. As Venezuela was designated as a highly inflationary economy effective January 1, 2010, this foreign currency loss was reflected in earnings during the nine months ended September 30, 2011. For the three and nine months ended September 30, 2011, the change in the exchange rates in Venezuela unfavorably impacted the Company’s consolidated net sales by $0.8 million and $2.4 million, respectively. The impact on the Company’s consolidated operating income for both the three and nine months ended September 30, 2011 was de minimis.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“IFRS”), which amends Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement”. ASU No. 2011-04 modifies the existing standard to include disclosure of all transfers between Level 1 and Level 2 asset and liability fair value categories. In addition, ASU No. 2011-04 provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. ASU No. 2011-04 requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. ASU No. 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption prohibited. The Company does not expect such adoption will have a material impact on the Company’s results of operations, financial condition or its disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. ASU No. 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under ASU No. 2011-05, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. ASU No. 2011-05 is effective for publicly traded companies as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter. Early adoption of ASU No. 2011-05 is permitted, but full retrospective application is required. As the Company reports comprehensive income within its Statement of Stockholder’s Deficiency and Comprehensive Income, the adoption of ASU No. 2011-05 will impact the presentation of the Company’s consolidated financial statements beginning in the first quarter of 2012.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other: Testing Goodwill for Impairment”, which amends ASC 350, “Intangible Assets-Goodwill and Other”. Under ASU No. 2011-08, an entity may elect the option to assess qualitative factors to determine whether it is necessary to perform the first step in the two-step impairment testing process. ASU No. 2011-08 is effective for annual reporting periods beginning after December 15, 2011, with early adoption permitted. The Company has chosen to early adopt ASU No. 2011-08, and therefore, the new guidance will be effective for the year ended December 31, 2011. The Company does not expect such adoption will have a material impact on the Company’s results of operations, financial condition or its disclosures.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

(2)	Pension and Post-retirement Benefits

The components of net periodic benefit costs for the Company’s pension and the other post-retirement benefit plans for the third quarter of 2011 and 2010 are as follows:

	Pension Plans		Other Post-retirement Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Net periodic benefit costs:
Service cost	$0.4	$0.4	$—	$—
Interest cost	8.1	8.5	0.2	0.2
Expected return on plan assets	(8.7)	(8.0)	—	—
Amortization of actuarial loss	1.3	1.2	—	0.1

	1.1	2.1	0.2	0.3
Portion allocated to Revlon Holdings LLC	(0.1)	—	—	—

	$1.0	$2.1	$0.2	$0.3

The components of net periodic benefit costs for the Company’s pension and the other post-retirement benefit plans for the first nine months of 2011 and 2010 are as follows:

	Pension Plans		Other Post-retirement Benefit Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net periodic benefit costs:
Service cost	$1.0	$1.2	$—	$—
Interest cost	24.3	25.4	0.6	0.6
Expected return on plan assets	(26.2)	(24.1)	—	—
Amortization of actuarial loss	4.0	3.8	0.2	0.2

	3.1	6.3	0.8	0.8
Portion allocated to Revlon Holdings LLC	(0.1)	(0.1)	—	—

	$3.0	$6.2	$0.8	$0.8

In the three and nine months ended September 30, 2011, compared to the prior year periods, the Company recognized lower net periodic benefit costs primarily due to the increase in the fair value of pension plan assets at December 31, 2010, partially offset by a decrease in the weighted-average discount rate. The Company expects that its net periodic benefit costs for its pension and the other post-retirement benefit plans will be approximately $5 million for all of 2011, compared with $9.3 million in 2010.

During the third quarter of 2011, $13.5 million and $0.2 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During the first nine months of 2011, $28 million and $0.7 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. The Company currently expects to contribute approximately $30 million in the aggregate to its pension plans and other post-retirement benefit plans in 2011.

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

The allocation of the total consideration of $39.0 million includes intangible assets of $22.8 million and goodwill of $11.4 million, all of which is expected to be deductible for income tax purposes. The intangible assets acquired by major asset category are as follows:

	Fair Values at March 17, 2011	Weighted Average Useful Life (in years)
Trademarks and Trade Names	$7.3	10
Customer Relationships	15.5	14

Total	$22.8	13

The Company is in the process of completing its assessment of the fair value of assets acquired and liabilities assumed in the Sinful Colors Acquisition. As a result, the fair value of the net assets acquired is provisional pending completion of the final valuation of such net assets.

(4)	Inventories

	September 30, 2011	December 31, 2010
Raw materials and supplies	$49.3	$39.7
Work-in-process	9.8	9.9
Finished goods	84.5	65.4

	$143.6	$115.0

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

(5)	Long-Term Debt

	September 30, 2011	December 31, 2010
2011 Term Loan Facility due 2017, net of discounts(a)	$789.3	$—
2010 Term Loan Facility due 2015, net of discounts(a)(b)	—	782.0
2011 Revolving Credit Facility due 2016(a)	—	—
2010 Revolving Credit Facility due 2014(a)(b)	—	—
9 3/4% Senior Secured Notes due 2015, net of discounts(c)	327.3	326.9
Contributed Loan portion of the Senior Subordinated Term Loan due 2013(d)	48.6	48.6
Non-Contributed Loan portion of the Senior Subordinated Term Loan due 2014(e)	58.4	58.4

	1,223.6	1,215.9
Less current portion	(8.0)	(8.0)

	$1,215.6	$1,207.9

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

(d)

See Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2010 Form 10-K for certain details regarding the $48.6 million principal amount of the $107 million aggregate principal amount of the Senior Subordinated Term Loan which MacAndrews & Forbes contributed to Revlon, Inc. (the “Contributed Loan”), which matures on October 8, 2014.

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

—

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

Products Corporation used $796 million of proceeds from the 2011 Term Loan Facility, which was drawn in full on the May 19, 2011 closing date and issued to lenders at 99.5% of par, to refinance in full the $792.0 million of outstanding indebtedness under its 2010 Term Loan Facility and to pay approximately $2 million of accrued interest. The Company incurred approximately $3.9 million of fees in connection with consummating the 2011 Term Loan Facility Refinancing in the first nine months of 2011, of which approximately $2 million was capitalized.

—

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

Products Corporation incurred approximately $0.7 million of fees in connection with consummating the 2011 Revolving Credit Facility Refinancing in the first nine months of 2011, all of which were capitalized.

As a result of the 2011 Refinancings, the Company recognized a loss on the early extinguishment of debt of $11.3 million during the first nine months of 2011, due to $1.9 million of fees which were expensed as incurred in connection with the 2011 Refinancings, as well as the write-off of $9.4 million of unamortized debt discount and deferred financing fees as a result of such refinancings.

2011 Revolving Credit Facility

The following is a summary description of the 2011 Revolving Credit Facility. Unless otherwise indicated, capitalized terms have the meanings given to them in the 2011 Revolving Credit Agreement. This description is subject to a number of qualifications and exceptions which are specified in the 2011 Revolving Credit Agreement.

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

Under the 2011 Revolving Credit Facility, borrowings (other than loans in foreign currencies) bear interest, if made as Eurodollar Loans, at the Eurodollar Rate, plus the applicable margin set forth in the grid below and, if made as Alternate Base Rate loans, at the Alternate Base Rate, plus the applicable margin set forth in the grid below:

Excess Availability	Alternate Base Rate Loans	Eurodollar Loans, Eurocurrency Loans or Local Rate Loans
Greater than or equal to $92,000,000	1.00%	2.00%
Less than $92,000,000 but greater than or equal to $46,000,000	1.25%	2.25%
Less than $46,000,000	1.50%	2.50%

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

Products Corporation pays to the lenders under the 2011 Revolving Credit Facility a commitment fee of 0.375% of the average daily unused portion of the 2011 Revolving Credit Facility, which fee is payable quarterly in arrears. Under the 2011 Revolving Credit Facility, Products Corporation also pays:

(i) to foreign lenders, a fronting fee of 0.25% per annum on the aggregate principal amount of specified Local Loans (which fee is retained by foreign lenders out of the portion of the Applicable Margin payable to such foreign lender);

(ii) to foreign lenders, an administrative fee of 0.25% per annum on the aggregate principal amount of specified Local Loans;

(iii) to the multi-currency lenders, a letter of credit commission equal to the product of (a) the Applicable Margin (as defined in the 2011 Revolving Credit Agreement) for revolving credit loans that are

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

Eurodollar Rate (as defined in the 2011 Revolving Credit Agreement) loans (adjusted for the term that the letter of credit is outstanding) and (b) the aggregate undrawn face amount of letters of credit; and

(iv) to the issuing lender, a letter of credit fronting fee of 0.25% per annum of the aggregate undrawn face amount of letters of credit, which fee is a portion of the Applicable Margin.

Under certain circumstances, Products Corporation has the right to request that the 2011 Revolving Credit Facility be increased by up to $60.0 million, provided that the lenders are not committed to provide any such increase.

Under certain circumstances, if and when the difference between (i) the borrowing base under the 2011 Revolving Credit Facility and (ii) the amounts outstanding under the 2011 Revolving Credit Facility is less than $20.0 million for a period of two consecutive days or more, and until such difference is equal to or greater than $20.0 million for a period of 30 consecutive business days, the 2011 Revolving Credit Facility requires Products Corporation to maintain a consolidated fixed charge coverage ratio (the ratio of EBITDA minus Capital Expenditures to Cash Interest Expense for such period, as each such term is defined in the 2011 Revolving Credit Facility) of a minimum of 1.0 to 1.0.

The 2011 Revolving Credit Facility matures on June 16, 2016; provided, however, it will mature on August 15, 2015, if Products Corporation’s 9 3/4% Senior Secured Notes have not been refinanced, redeemed, repurchased, defeased or repaid in full on or before such date.

2011 Term Loan Facility

The following is a summary description of the 2011 Term Loan Facility. Unless otherwise indicated, capitalized terms have the meanings given to them in the 2011 Term Loan Agreement. This description is subject to a number of qualifications and exceptions which are specified in the 2011 Term Loan Agreement.

Under the 2011 Term Loan Facility, Eurodollar Loans (as defined in the 2011 Term Loan Agreement) bear interest at the Eurodollar Rate plus 3.50% per annum (with the Eurodollar Rate not to be less than 1.25%) and Alternate Base Rate loans bear interest at the Alternate Base Rate plus 2.50% (with the Alternate Base Rate not to be less than 2.25%).

Prior to the November 2017 termination date of the 2011 Term Loan Facility, on September 30, December 31, March 31 and June 30 of each year (commencing September 30, 2011), Products Corporation is required to repay $2 million of the principal amount of the term loans outstanding under the 2011 Term Loan Facility on each respective date. In addition, the term loans under the 2011 Term Loan Facility are required to be prepaid with:

(i) the net cash proceeds in excess of $10 million for each 12-month period ending on March 31 received during such period from sales of Term Loan First Lien Collateral (as defined below) by Products Corporation or any of its subsidiary guarantors with carryover of unused annual basket amounts up to a maximum of $25 million and with respect to certain specified dispositions, up to an additional $25 million in the aggregate (subject to a reinvestment right for 365 days, or 545 days if Products Corporation has within such 365-day period entered into a legally binding commitment to invest such funds);

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

Provisions Applicable to the 2011 Revolving Credit Facility and the 2011 Term Loan Facility

The 2011 Revolving Credit Facility and 2011 Term Loan Facility (herein referred to as the “2011 Credit Facilities”) are supported by, among other things, guarantees from Revlon, Inc. and, subject to certain limited exceptions, Products Corporation’s domestic subsidiaries. The obligations of Products Corporation under the 2011 Credit Facilities and the obligations under such guarantees are secured by, subject to certain limited exceptions, substantially all of the assets of Products Corporation and the guarantors, including:

(i) a mortgage on owned real property, including Products Corporation’s facility in Oxford, North Carolina;

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

(viii) Revlon, Inc. shall have any meaningful assets or indebtedness or shall conduct any meaningful business other than its ownership of Products Corporation and such activities as are customary for a publicly-traded holding company which is not itself an operating company, in each case subject to limited exceptions; and

(ix) the failure of certain of Products Corporation’s affiliates which hold Products Corporation’s or its subsidiaries’ indebtedness to be party to a valid and enforceable agreement prohibiting such affiliate from demanding or retaining payments in respect of such indebtedness, subject to certain exceptions, including as to Products Corporation’s Senior Subordinated Term Loan.

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

Products Corporation was in compliance with all applicable covenants under the 2011 Term Loan Agreement and 2011 Revolving Credit Agreement upon closing the respective 2011 Refinancings and as of September 30, 2011. At September 30, 2011, the aggregate principal amount outstanding under the 2011 Term Loan Facility was $798 million and availability under the $140.0 million 2011 Revolving Credit Facility, based upon the calculated borrowing base less $21.1 million of outstanding undrawn letters of credit and nil then drawn on the 2011 Revolving Credit Facility, was $114.6 million.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

(6)	Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$5.3	$14.2	$25.1	$37.2
Other comprehensive income (loss):
Revaluation of financial derivative instruments(a)	—	—	—	1.7
Currency translation adjustment	(8.9)	5.5	(8.7)	4.7
Amortization of pension related costs, net of tax(b)	0.9	1.3	2.7	4.0

Total other comprehensive income (loss)	(8.0)	6.8	(6.0)	10.4

Comprehensive income (loss)	$(2.7)	$21.0	$19.1	$47.6

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

(b)

The amounts represent the change in Accumulated Other Comprehensive Loss as a result of the amortization of actuarial losses arising during the third quarter of 2011 and 2010 and the first nine months of 2011 and 2010 related to the Company’s pension and other post-retirement benefit plans.

(7)	Geographic, Financial and Other Information

The Company manages its business on the basis of one reportable operating segment. As of September 30, 2011, the Company had operations established in 14 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

In the tables below, certain prior year amounts have been reclassified to conform to the current period’s presentation.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
Geographic area:
Net sales:
United States	$184.7	55%	$166.7	52%	$565.8	55%	$528.1	55%
Outside of the United States	152.5	45%	152.3	48%	455.8	45%	424.1	45%

	$337.2		$319.0		$1,021.6		$952.2

	September 30, 2011		December 31, 2010
Long-lived assets, net:
United States	$351.2	88%	$326.5	87%
Outside of the United States	48.5	12%	49.7	13%

	$399.7		$376.2

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
Classes of similar products:
Net sales:
Color cosmetics	$197.6	59%	$183.1	57%	$630.7	62%	$583.0	61%
Beauty care and fragrance	139.6	41%	135.9	43%	390.9	38%	369.2	39%

	$337.2		$319.0		$1,021.6		$952.2

(8)	Fair Value Measurements

Assets and liabilities are required to be categorized into three levels of fair value based upon the assumptions used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3, if applicable, generally would require significant management judgment. The three levels for categorizing the fair value measurement of assets and liabilities are as follows:

—	Level 1: Fair valuing the asset or liability using observable inputs, such as quoted prices in active markets for identical assets or liabilities;

—

Level 2: Fair valuing the asset or liability using inputs other than quoted prices that are observable for the applicable asset or liability, either directly or indirectly, such as quoted prices for similar (as opposed to identical) assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

—	Level 3: Fair valuing the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.

As of September 30, 2011, the fair values of the Company’s financial assets and liabilities, namely its FX Contracts (as hereinafter defined), are categorized in the table below:

	Total	Level 1	Level 2	Level 3
Assets:
Derivatives:
FX Contracts(a)	$1.5	$—	$1.5	$—

Total assets at fair value	$1.5	$—	$1.5	$—

Liabilities:
Derivatives:
FX Contracts(a)	$0.2	$—	$0.2	$—

Total liabilities at fair value	$0.2	$—	$0.2	$—

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

As of December 31, 2010, the fair values of the Company’s financial assets and liabilities, namely its FX Contracts are categorized in the table below:

	Total	Level 1	Level 2	Level 3
Assets
Derivatives:
FX Contracts(a)	$0.2	$—	$0.2	$—

Total assets at fair value	$0.2	$—	$0.2	$—

Liabilities
Derivatives:
FX Contracts(a)	$2.1	$—	$2.1	$—

Total liabilities at fair value	$2.1	$—	$2.1	$—

(a)

The fair value of the Company’s FX Contracts was measured based on observable market transactions of spot and forward rates at September 30, 2011 and December 31, 2010. (See Note 9, “Financial Instruments,” in this Form 10-Q.)

(9)	Financial Instruments

The fair value of the Company’s debt, including the current portion of long-term debt, is based on the quoted market prices for the same issues or on the current rates offered for debt of similar remaining maturities. The estimated fair value of such debt at September 30, 2011 was approximately $1,215.7 million, which was less than the carrying value of such debt at September 30, 2011 of $1,223.6 million. The estimated fair value of such debt at December 31, 2010 was approximately $1,259.6 million, which was more than the carrying value of such debt at December 31, 2010 of $1,215.9 million.

The carrying amounts of cash and cash equivalents, marketable securities, trade receivables, notes receivable, accounts payable and short-term borrowings approximate their fair values.

Products Corporation also maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which approximately $21.1 million and $21.2 million (including amounts available under credit agreements in effect at that time) were maintained at September 30, 2011 and December 31, 2010, respectively. Included in these amounts is approximately $9.1 million at both September 30, 2011 and December 31, 2010 in standby letters of credit which support Products Corporation’s self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.

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

Foreign Currency Forward Exchange Contracts

The FX Contracts are entered into primarily to hedge the anticipated net cash flows resulting from inventory purchases and intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. The U.S. dollar notional amount of the FX Contracts outstanding at September 30, 2011 and December 31, 2010 was $53.9 million and $46.0 million, respectively.

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

Quantitative Information — Derivative Financial Instruments

The effects of the Company’s derivative instruments on its consolidated financial statements were as follows:

(a) Fair Value of Derivative Financial Instruments in Consolidated Balance Sheet:

	Fair Values of Derivative Instruments
	Assets			Liabilities
Derivatives:	Balance Sheet Classification	September 30, 2011 Fair Value	December 31, 2010 Fair Value	Balance Sheet Classification	September 30, 2011 Fair Value	December 31, 2010 Fair Value
Derivatives not designated as hedging instruments:
FX Contracts(a)	Prepaid expenses and other	$1.5	$0.2	Accrued expenses	$0.2	$2.1

(a)

The fair values of the FX Contracts at September 30, 2011 and December 31, 2010 were determined by using observable market transactions of spot and forward rates at September 30, 2011 and December 31, 2010.

(b) Effects of Derivative Financial Instruments on Income for the three months ended September 30, 2011 and 2010:

	(September 30)	(September 30)
	Amount of Gain (Loss) Recognized in Foreign Currency (Gains) Losses, Net
	Three months ended, September 30,
	2011	2010
Derivatives not designated as hedging instruments:
FX Contracts	$2.3	$(2.1)

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

Effects of Derivative Financial Instruments on Income and Other Comprehensive Income (Loss) (“OCI”) for the nine months ended September 30, 2011 and 2010:

	Derivative Instruments Gain (Loss) Effect on Consolidated Statement of Operations and OCI for the nine months ended September 30,
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Income Statement Classification of Gain (Loss) Reclassified from OCI to Income	Amount of Gain (Loss) Reclassified from OCI to Income (Effective Portion)
	2011	2010		2011	2010
Derivatives designated as hedging instruments:
2008 Interest Rate Swap(a)	$—	$—	Interest expense	$—	$(0.9)

	Amount of Gain (Loss) Recognized in Foreign Currency (Gains) Losses, Net		Income Statement Classification of Gain (Loss) Reclassified from OCI to Income	Amount of Gain (Loss) Recognized in Interest Expense (Ineffective Portion)
	2011	2010		2011	2010
Derivatives not designated as hedging instruments:
FX Contracts	$0.5	$(1.5)
2008 Interest Rate Swap(a)	—	—	Interest expense	—	(0.8)

	$0.5	$(1.5)		$—	$(0.8)

(a)

Effective March 11, 2010 (the closing date of the 2010 Refinancing), the 2008 Interest Rate Swap, which expired in April 2010, was no longer designated as a cash flow hedge. (See “Interest Rate Swap Transactions” in this Note 9.)

(10)	Income Taxes

The provision for income taxes represents federal, foreign, state and local income taxes. The effective tax rate differs from the applicable federal statutory rate due to the effect of state and local income taxes, tax rates and income in foreign jurisdictions, utilization of tax loss carry-forwards, foreign earnings taxable in the U.S., certain nondeductible expenses and certain other items. The Company’s tax provision changes quarterly based on various factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, foreign, state and local income taxes, tax audit settlements, the ultimate disposition of deferred tax assets relating to stock-based compensation and the interaction of various global tax strategies. In addition, changes in judgment from the evaluation of new information resulting in the recognition, derecognition and/or re-measurement of a tax position taken in a prior period are recognized in the quarter in which any such change occurs.

For the third quarter of 2011 and 2010, the Company recorded a provision for (benefit from) income taxes of $19.1 million and $(0.5) million, respectively. The $19.1 million provision for income taxes for the third quarter of 2011, as compared to the $0.5 million benefit from income taxes for the third quarter of 2010, was primarily attributable to higher pre-tax income in the U.S. and certain foreign jurisdictions in 2011 and higher deferred tax expense for the U.S. in 2011 due to the reduction of the valuation allowance in the U.S. on December 31, 2010. In addition, the provision for income taxes in the third quarter of 2011 included various discrete items, including income tax provision to tax return adjustments, which in the aggregate negatively impacted the quarter, while the benefit from income taxes in the third quarter of 2010 included the favorable resolution of tax matters in the U.S. and in certain foreign jurisdictions that did not recur in 2011.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

The effective tax rate for the three months ended September 30, 2011 is higher than the federal statutory rate of 35% due principally to: (i) foreign earnings taxable in the U.S.; (ii) various discrete items, including income tax provision to tax return adjustments, which in the aggregate negatively impacted the Company’s effective tax rate in the quarter; (iii) pre-tax losses in a number of markets outside the U.S. for which there is no tax benefit recognized in the period; and (iv) state and local taxes.

For the first nine months of 2011 and 2010, the Company recorded a provision for income taxes for continuing operations of $31.6 million and $9.3 million, respectively. The $31.6 million provision for income taxes for the first nine months of 2011, as compared to the $9.3 million provision for income taxes for the first nine months of 2010, was primarily attributable to higher deferred tax expense for the U.S. in 2011 due to the reduction of the valuation allowance in the U.S. on December 31, 2010 and higher pre-tax income in the U.S. and certain foreign jurisdictions in 2011. In addition, the provision for income taxes in the first nine months of 2010 included the favorable resolution of tax matters in the U.S. and in certain foreign jurisdictions that did not recur in 2011.

The effective tax rate for the nine months ended September 30, 2011 is higher than the federal statutory rate of 35% due principally to: (i) foreign earnings taxable in the U.S.; (ii) pre-tax losses in a number of markets outside the U.S. for which there is no tax benefit recognized in the period; and (iii) state and local taxes; partially offset by various discrete items, including income tax provision to tax return adjustments, which in the aggregate positively impacted the Company’s effective tax rate for the nine months ended September 30, 2011.

The Company remains subject to examination of its income tax returns in various jurisdictions including, without limitation, the U.S. (federal) for tax years ended December 31, 2008 through December 31, 2010, and Australia and South Africa for tax years ended December 31, 2007 through December 31, 2010.

(11)	Guarantor Financial Information

Products Corporation’s 9 3/4% Senior Secured Notes are fully and unconditionally guaranteed on a senior secured basis by Revlon, Inc. and Products Corporation’s domestic subsidiaries (other than certain immaterial subsidiaries) that guarantee Products Corporation’s obligations under its 2011 Credit Agreements (the “Guarantor Subsidiaries”).

The following Condensed Consolidating Financial Statements present the financial information as of September 30, 2011 and December 31, 2010, and for the three and nine months ended September 30, 2011 and 2010 for (i) Products Corporation on a stand-alone basis; (ii) the Guarantor Subsidiaries on a stand-alone basis; (iii) the subsidiaries of Products Corporation that do not guarantee Products Corporation’s 9 3/4% Senior Secured Notes (the “Non-Guarantor Subsidiaries”) on a stand-alone basis; and (iv) Products Corporation, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis. The Condensed Consolidating Financial Statements are presented on the equity method, under which the investments in subsidiaries are recorded at cost and adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

Consolidating Condensed Balance Sheets

As of September 30, 2011

	Products Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$17.9	$0.1	$31.9	$—	$49.9
Trade receivables, less allowances for doubtful accounts	73.5	22.7	89.3	—	185.5
Inventories	87.4	10.8	45.4	—	143.6
Deferred income taxes — current	38.4	—	5.6	—	44.0
Prepaid expenses and other	78.9	5.3	25.4	—	109.6
Intercompany receivables	911.1	439.6	347.6	(1,698.3)	—
Investment in subsidiaries	(201.0)	(200.6)	—	401.6	—
Property, plant and equipment, net	86.3	0.8	12.9	—	100.0
Deferred income taxes — noncurrent	192.6	—	2.4	—	195.0
Goodwill, net	150.6	41.4	1.9	—	193.9
Other assets	49.8	25.6	30.4	—	105.8

Total assets	$1,485.5	$345.7	$592.8	$(1,296.7)	$1,127.3

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$6.0	$3.2	$—	$9.2
Current portion of long-term debt	8.0	—	—	—	8.0
Accounts payable	57.8	4.7	29.4	—	91.9
Accrued expenses and other	127.2	14.1	69.8	—	211.1
Intercompany payables	539.1	615.4	543.8	(1,698.3)	—
Long-term debt	1,108.6	—	—	—	1,108.6
Long-term debt — affiliates	107.0	—	—	—	107.0
Other long-term liabilities	174.1	6.9	46.8	—	227.8

Total liabilities	2,121.8	647.1	693.0	(1,698.3)	1,763.6
Stockholder’s deficiency	(636.3)	(301.4)	(100.2)	401.6	(636.3)

Total liabilities and stockholder’s deficiency	$1,485.5	$345.7	$592.8	$(1,296.7)	$1,127.3

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

Consolidating Condensed Balance Sheets

As of December 31, 2010

	Products Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$20.5	$0.1	$56.1	$—	$76.7
Trade receivables, less allowances for doubtful accounts	91.0	14.9	91.6	—	197.5
Inventories	76.6	2.4	36.0	—	115.0
Deferred income taxes — current	34.4	—	5.9	—	40.3
Prepaid expenses and other	72.5	3.2	22.4	—	98.1
Intercompany receivables	895.1	432.0	331.1	(1,658.2)	—
Investment in subsidiaries	(229.8)	(184.7)	—	414.5	—
Property, plant and equipment, net	89.4	0.6	16.2	—	106.2
Deferred income taxes — noncurrent	214.0	—	2.6	—	216.6
Goodwill, net	150.6	30.0	2.1	—	182.7
Other assets	55.8	4.2	27.3	—	87.3

Total assets	$1,470.1	$302.7	$591.3	$(1,243.7)	$1,120.4

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$1.8	$1.9	$—	$3.7
Current portion of long-term debt	8.0	—	—	—	8.0
Accounts payable	54.3	4.4	25.8	—	84.5
Accrued expenses and other	140.1	9.0	67.1	—	216.2
Intercompany payables	516.4	613.4	528.4	(1,658.2)	—
Long-term debt	1,100.9	—	—	—	1,100.9
Long-term debt — affiliates	107.0	—	—	—	107.0
Other long-term liabilities	200.5	9.1	47.6	—	257.2

Total liabilities	2,127.2	637.7	670.8	(1,658.2)	1,777.5
Stockholder’s deficiency	(657.1)	(335.0)	(79.5)	414.5	(657.1)

Total liabilities and stockholder’s deficiency	$1,470.1	$302.7	$591.3	$(1,243.7)	$1,120.4

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

Consolidating Condensed Statement of Operations

For the Three Months Ended September 30, 2011

	Products Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$212.2	$28.1	$139.7	$(42.8)	$337.2
Cost of Sales	98.9	13.3	53.7	(42.8)	123.1

Gross profit	113.3	14.8	86.0	—	214.1
Selling, general and administrative expenses	96.5	11.8	59.4	—	167.7

Operating income	16.8	3.0	26.6	—	46.4

Other expenses (income):
Intercompany interest, net	—	(0.3)	1.8	—	1.5
Interest expense	20.2	0.1	0.1	—	20.4
Amortization of debt issuance costs	0.8	—	—	—	0.8
Loss on early extinguishment of debt	—	—	—	—	—
Foreign currency gains, net	(0.2)	—	(0.7)	—	(0.9)
Miscellaneous, net	(8.5)	(3.8)	12.5	—	0.2

Other expenses (income), net	12.3	(4.0)	13.7	—	22.0

Income from continuing operations before income taxes	4.5	7.0	12.9	—	24.4
Provision for (benefit from) income taxes	12.5	(0.5)	7.1	—	19.1

(Loss) income from continuing operations	(8.0)	7.5	5.8	—	5.3
Equity in income of subsidiaries	13.3	1.5	—	(14.8)	—

Net income	$5.3	$9.0	$5.8	$(14.8)	$5.3

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

Consolidating Condensed Statement of Operations

For the Three Months Ended September 30, 2010

	Products Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$196.7	$20.5	$137.9	$(36.1)	$319.0
Cost of Sales	85.4	9.2	51.9	(36.1)	110.4

Gross profit	111.3	11.3	86.0	—	208.6
Selling, general and administrative expenses	101.2	8.4	58.3	—	167.9

Operating income	10.1	2.9	27.7	—	40.7

Other expenses (income):
Intercompany interest, net	0.7	(0.4)	1.3	—	1.6
Interest expense	22.9	0.1	0.1	—	23.1
Amortization of debt issuance costs	1.1	—	—	—	1.1
Foreign currency (gains) losses, net	(0.3)	—	1.1	—	0.8
Miscellaneous, net	(7.0)	(3.8)	11.1	—	0.3

Other expenses (income), net	17.4	(4.1)	13.6	—	26.9

(Loss) income from continuing operations before income taxes	(7.3)	7.0	14.1	—	13.8
(Benefit from) provision for income taxes	(1.5)	0.3	0.7	—	(0.5)

(Loss) income from continuing operations	(5.8)	6.7	13.4	—	14.3
Loss from discontinued operations, net of taxes	(0.1)	—	—	—	(0.1)
Equity in income of subsidiaries	20.1	10.0	—	(30.1)	—

Net income	$14.2	$16.7	$13.4	$(30.1)	$14.2

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

Consolidating Condensed Statement of Operations

For the Nine Months Ended September 30, 2011

	Products Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$659.2	$71.8	$420.4	$(129.8)	$1,021.6
Cost of Sales	295.6	33.2	159.3	(129.8)	358.3

Gross profit	363.6	38.6	261.1	—	663.3
Selling, general and administrative expenses	300.4	31.4	188.3	—	520.1

Operating income	63.2	7.2	72.8	—	143.2

Other expenses (income):
Intercompany interest, net	(0.1)	(0.8)	5.5	—	4.6
Interest expense	64.2	0.2	0.3	—	64.7
Amortization of debt issuance costs	2.9	—	—	—	2.9
Loss on early extinguishment of debt, net	11.3	—	—	—	11.3
Foreign currency (gains) losses, net	(1.4)	0.4	3.4	—	2.4
Miscellaneous, net	(43.1)	3.4	40.9	—	1.2

Other expenses, net	33.8	3.2	50.1	—	87.1

Income from continuing operations before income taxes	29.4	4.0	22.7	—	56.1
Provision for income taxes	16.6	1.9	13.1	—	31.6

Income from continuing operations	12.8	2.1	9.6	—	24.5
Income from discontinued operations, net of taxes	0.6	—	—	—	0.6
Equity in income of subsidiaries	11.7	0.4	—	(12.1)	—

Net income	$25.1	$2.5	$9.6	$(12.1)	$25.1

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

Consolidating Condensed Statement of Operations

For the Nine Months Ended September 30, 2010

	Products Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$620.0	$50.7	$389.4	$(107.9)	$952.2
Cost of Sales	265.0	22.3	146.7	(107.9)	326.1

Gross profit	355.0	28.4	242.7	—	626.1
Selling, general and administrative expenses	297.1	24.8	167.1	—	489.0

Operating income	57.9	3.6	75.6	—	137.1

Other expenses (income):
Intercompany interest, net	2.2	(1.0)	3.5	—	4.7
Interest expense	67.0	0.2	0.2	—	67.4
Amortization of debt issuance costs	3.5	—	—	—	3.5
Loss on early extinguishment of debt, net	9.7	—	—	—	9.7
Foreign currency (gains) losses, net	(4.6)	(0.2)	9.5	—	4.7
Miscellaneous, net	(35.9)	3.6	33.2	—	0.9

Other expenses, net	41.9	2.6	46.4	—	90.9

Income from continuing operations before income taxes	16.0	1.0	29.2	—	46.2
(Benefit from) provision for income taxes	(2.8)	3.0	9.1	—	9.3

Income (loss) from continuing operations	18.8	(2.0)	20.1	—	36.9
Income from discontinued operations, net of taxes	0.3	—	—	—	0.3
Equity in income of subsidiaries	18.1	8.6	—	(26.7)	—

Net income	$37.2	$6.6	$20.1	$(26.7)	$37.2

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

Consolidating Condensed Statement of Cash Flow

For the Nine Months Ended September 30, 2011

	Products Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$6.1	$34.9	$(20.8)	$—	$20.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8.2)	(0.2)	(1.2)	—	(9.6)
Acquisition	—	(39.0)	—	—	(39.0)
Proceeds from sales of certain assets	0.1	—	0.1	—	0.2

Net cash used in investing activities	(8.1)	(39.2)	(1.1)	—	(48.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings and overdraft	4.1	4.3	1.6	—	10.0
Repayments under the 2010 Term Loan Facility	(794.0)	—	—	—	(794.0)
Borrowings under the 2011 Term Loan Facility	796.0	—	—	—	796.0
Repayments under the 2011 Term Loan Facility	(2.0)	—	—	—	(2.0)
Payment of financing costs	(4.2)	—	—	—	(4.2)
Other financing activities	(0.5)	—	(0.7)	—	(1.2)

Net cash (used in) provided by financing activities	(0.6)	4.3	0.9	—	4.6

Effect of exchange rate changes on cash and cash equivalents	—	—	(3.2)	—	(3.2)

Net decrease in cash and cash equivalents	(2.6)	—	(24.2)	—	(26.8)
Cash and cash equivalents at beginning of period	20.5	0.1	56.1	—	76.7

Cash and cash equivalents at end of period	$17.9	$0.1	$31.9	$—	$49.9

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

Consolidating Condensed Statement of Cash Flow

For the Nine Months Ended September 30, 2010

	Products Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$45.4	$(2.4)	$6.5	$—	$49.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10.2)	(0.1)	(1.1)	—	(11.4)
Proceeds from sales of certain assets	—	—	0.2	—	0.2

Net cash used in investing activities	(10.2)	(0.1)	(0.9)	—	(11.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(7.9)	2.6	2.4	—	(2.9)
Repayments under the 2006 Term Loan Facility	(815.0)	—	—	—	(815.0)
Borrowings under the 2010 Term Loan Facility	786.0	—	—	—	786.0
Repayments under the 2010 Term Loan Facility	(4.0)	—	—	—	(4.0)
Payment of financing costs	(17.0)	—	—	—	(17.0)
Other financing activities	(0.3)	—	(0.3)	—	(0.6)

Net cash (used in) provided by financing activities	(58.2)	2.6	2.1	—	(53.5)

Effect of exchange rate changes on cash and cash equivalents	—	—	1.2	—	1.2

Net (decrease) increase in cash and cash equivalents	(23.0)	0.1	8.9	—	(14.0)
Cash and cash equivalents at beginning of period	27.4	0.4	26.7	—	54.5

Cash and cash equivalents at end of period	$4.4	$0.5	$35.6	$—	$40.5

(12)	Subsequent Event

On October 12, 2011, the Company received an additional advance payment of $4.7 million from its insurers in connection with the June 5, 2011 fire at the Company’s facility in Venezuela, for total insurance proceeds of $19.7 million received to date.

The final amount and timing of the ultimate insurance recovery is still currently unknown. As of September 30, 2011, the Company has not recognized any income from insurance recoveries beyond the business interruption and impairment losses incurred through such date. For further discussion, see Note 1, “Description of Business and Basis of Presentation — Fire at Revlon Venezuela Facility.”

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

Overview of Net Sales and Earnings Results

Consolidated net sales in the third quarter of 2011 were $337.2 million, an increase of $18.2 million, or 5.7%, compared to $319.0 million in the third quarter of 2010. Excluding the favorable impact of foreign currency fluctuations of $6.8 million, consolidated net sales increased by $11.4 million, or 3.6%, in the third quarter of 2011, driven by higher net sales in the Company’s U.S. region, partially offset by lower net sales in the Company’s regions outside the U.S.

Consolidated net sales for the first nine months of 2011 were $1,021.6 million, an increase of $69.4 million, or 7.3%, compared to $952.2 million for the first nine months of 2010. Excluding the favorable impact of foreign currency fluctuations of $23.5 million, consolidated net sales increased by $45.9 million, or 4.8%, in the first nine months of 2011, driven by higher net sales in the Company’s U.S., Asia Pacific and Latin America regions, partially offset by lower net sales in the Company’s Canada region. Net sales in the Europe, Middle East and Africa region remained essentially flat during the period.

Consolidated net income for the third quarter of 2011 was $5.3 million, compared to $14.2 million in the third quarter of 2010. The decrease in consolidated net income in the third quarter of 2011, compared to the third quarter of 2010, was primarily due to:

—

$19.6 million of higher provision for income taxes primarily attributable to higher pre-tax income in the U.S. and certain foreign jurisdictions in 2011 and higher deferred tax expense in the U.S. in 2011 due to the reduction of the valuation allowance in the U.S. on December 31, 2010;

with the foregoing partially offset by:

—	$5.5 million of higher gross profit primarily due to an $18.2 million improvement in consolidated net sales, partially offset by a $12.7 million increase in cost of sales; and

—	a $2.8 million decrease in interest expense, primarily driven by lower weighted average borrowing rates as a result of the 2011 Refinancings (as hereinafter defined).

Consolidated net income for the first nine months of 2011 was $25.1 million, compared to $37.2 million in the first nine months of 2010. The decrease in consolidated net income in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to:

—

$31.1 million of higher SG&A expense, primarily driven by $15.6 million of higher general and administrative expenses, a $12.9 million unfavorable impact of foreign currency fluctuations and $7.3 million of higher advertising expenses to support the Company’s brands; and

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(all tabular amounts in millions)

—

$22.3 million of higher provision for income taxes primarily attributable to higher deferred tax expense for the U.S. in 2011 due to the reduction of the valuation allowance in the U.S. and higher pre-tax income in the U.S. and certain foreign jurisdictions in 2011;

with the foregoing partially offset by:

—	$37.2 million of higher gross profit due to a $69.4 million improvement in consolidated net sales, partially offset by a $32.2 million increase in cost of sales.

These current and prior period items are discussed in more detail below.

Fire at Revlon Venezuela Facility

On June 5, 2011, the Company’s facility in Venezuela was destroyed by fire. As of and for the year ended December 31, 2010, the Company’s subsidiary in Venezuela (“Revlon Venezuela”) had net sales of approximately 3% of the Company’s consolidated net sales and Revlon Venezuela’s total assets were approximately 3% of the Company’s total assets. Historically, approximately 50% of Revlon Venezuela’s net sales were comprised of products imported from Revlon’s Oxford, North Carolina facility and approximately 50% were comprised of locally manufactured products. Revlon Venezuela did not have any net sales from the date of the fire until August 12, 2011. The Company’s net sales in Venezuela since August 12, 2011 have been solely comprised of products imported from the Company’s Oxford, North Carolina facility. The Company is currently evaluating options to minimize the extent and duration of the disruption to Revlon Venezuela’s business as a result of the fire and estimates the lost net sales to be between $15 million and $20 million for 2011.

The Company maintains comprehensive property insurance, as well as business interruption insurance. Business interruption insurance is intended to reimburse for lost profits and other costs incurred, which are attributable to the loss, during the loss period, subject to the terms and conditions of the applicable policies.

In June 2011, the Company recorded a $4.9 million impairment loss related to Revlon Venezuela’s net book value of inventory, property, plant and equipment destroyed by the fire and in the period from June through September 30, 2011, the Company incurred business interruption losses of $6.1 million related to the fire, for total losses of $11.0 million incurred in the first nine months of 2011. The business interruption losses incurred in 2011 include estimated profits lost as a result of the interruption of the business and costs incurred directly related to the fire. The business interruption losses incurred through September 30, 2011 are not indicative of future business interruption losses for insurance purposes or future expected profits for Revlon Venezuela.

In the third quarter of 2011, the Company received a $15 million interim advance from its insurance carrier in connection with the fire. During the third quarter and first nine months of 2011, the Company recognized $6.1 million and $11.0 million, respectively, of income from insurance recoveries, which entirely offset the impairment loss and business interruption losses noted above. The income from insurance recoveries is included within selling, general and administrative expenses in the Company’s Statements of Operations for the three and nine months ended September 30, 2011. The deferred balance of $4.0 million was recorded as deferred income, which is included in accrued expenses and other in the Company’s Consolidated Balance Sheet as of September 30, 2011.

An assessment of the extent of damage and the impact on the Company’s business in Venezuela is ongoing, and therefore the final amount and timing of the ultimate insurance recovery is currently unknown. See Note 12, “Subsequent Event,” to the Unaudited Consolidated Financial Statements in this Form 10-Q in regards to additional advance insurance proceeds received subsequent to September 30, 2011.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(all tabular amounts in millions)

Impact of the March 2011 Disaster in Japan

The March 2011 disaster in Japan and its aftermath on the Company’s global supply chain and its operations in Japan did not have a material impact on the Company’s net sales, operating profit or global supply chain in the third quarter or first nine months of 2011. (See Item IA. “Risk Factors”). However, the Company continues to monitor any potential disruption to the business.

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

Products Corporation used $796 million of proceeds from the 2011 Term Loan Facility, which was drawn in full on the May 19, 2011 closing date and issued to lenders at 99.5% of par, to refinance in full the $792.0 million of outstanding indebtedness under its 2010 Term Loan Facility and to pay approximately $2 million of accrued interest. The Company incurred approximately $3.9 million of fees in connection with consummating the 2011 Term Loan Facility Refinancing in the first nine months of 2011, of which approximately $2 million was capitalized.

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

Products Corporation incurred approximately $0.7 million of fees in connection with consummating the 2011 Revolving Credit Facility Refinancing in the first nine months of 2011, all of which were capitalized.

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

Net sales:

Third quarter results

Consolidated net sales in the third quarter of 2011 were $337.2 million, an increase of $18.2 million, or 5.7%, compared to $319.0 million in the third quarter of 2010. Excluding the favorable impact of foreign currency fluctuations of $6.8 million, consolidated net sales increased by $11.4 million, or 3.6%, in the third quarter of 2011, primarily driven by the inclusion of the net sales of Sinful Colors in 2011, as well as higher net sales of Revlon color cosmetics and Revlon ColorSilk hair color, partially offset by lower net sales in Venezuela due to the June 2011 fire.

Year-to-date results

Consolidated net sales for the first nine months of 2011 were $1,021.6 million, an increase of $69.4 million, or 7.3%, compared to $952.2 million for the first nine months of 2010. Excluding the favorable impact of foreign currency fluctuations of $23.5 million, consolidated net sales increased by $45.9 million, or 4.8%, in the first nine months of 2011, primarily driven by higher net sales of Revlon color cosmetics, as well as the inclusion of the net sales of Sinful Colors beginning in March 2011, partially offset by lower net sales of other beauty care products.

	Three Months Ended September 30,		Change		XFX Change(a)
	2011	2010	$	%	$	%
United States	$184.7	$166.7	$18.0	10.8%	$18.0	10.8%
Asia Pacific	58.0	54.5	3.5	6.4	(1.3)	(2.4)
Europe, Middle East and Africa	51.1	50.6	0.5	1.0	(1.4)	(2.8)
Latin America	25.6	29.3	(3.7)	(12.6)	(2.8)	(9.6)
Canada	17.8	17.9	(0.1)	(0.6)	(1.1)	(6.1)

Total Net Sales	$337.2	$319.0	$18.2	5.7%	$11.4	3.6%

	Nine Months Ended September 30,		Change		XFX Change(a)
	2011	2010	$	%	$	%
United States	$565.8	$528.1	$37.7	7.1%	$37.7	7.1%
Asia Pacific	169.6	149.1	20.5	13.7	7.0	4.7
Europe, Middle East and Africa	152.8	143.7	9.1	6.3	—	—
Latin America	78.9	78.0	0.9	1.2	3.1	4.0
Canada	54.5	53.3	1.2	2.3	(1.9)	(3.6)

Total Net Sales	$1,021.6	$952.2	$69.4	7.3%	$45.9	4.8%

(a)	XFX excludes the impact of foreign currency fluctuations.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(all tabular amounts in millions)

United States

Third quarter results

In the U.S., net sales in the third quarter of 2011 increased 10.8% to $184.7 million, compared to $166.7 million in the third quarter of 2010, primarily driven by the inclusion of the net sales of Sinful Colors in 2011, as well as higher net sales of Revlon color cosmetics and Revlon ColorSilk hair color. Excluding the results of the recently acquired Sinful Colors, net sales in the U.S. increased in the third quarter of 2011.

Year-to-date results

In the U.S, net sales in the first nine months of 2011 increased 7.1% to $565.8 million, compared to $528.1 million in the first nine months of 2010, primarily driven by the inclusion of the net sales of Sinful Colors beginning in March 2011, as well as higher net sales of Revlon color cosmetics and Revlon ColorSilk hair color. Excluding the results of the recently acquired Sinful Colors, net sales in the U.S. increased in the first nine months of 2011.

Asia Pacific

Third quarter results

In Asia Pacific, net sales in the third quarter of 2011 increased 6.4% to $58.0 million, compared to $54.5 million in the third quarter of 2010. Excluding the favorable impact of foreign currency fluctuations, net sales decreased $1.3 million, or 2.4%, primarily driven by lower net sales of Revlon color cosmetics and other beauty care products. From a country perspective, net sales decreased in Japan and Australia (which together contributed 3.9 percentage points to the decrease in the region’s net sales in the third quarter of 2011, as compared to the third quarter of 2010), partially offset by an increase in net sales in China (which offset by 1.9 percentage points the decrease in the region’s net sales in the third quarter of 2011, as compared to the third quarter of 2010).

Year-to-date results

In Asia Pacific, net sales in the first nine months of 2011 increased 13.7% to $169.6 million, compared to $149.1 million in the first nine months of 2010. Excluding the favorable impact of foreign currency fluctuations, net sales increased $7.0 million, or 4.7%, primarily driven by higher net sales of Revlon color cosmetics and other beauty care products. From a country perspective, net sales increased in China and certain distributor markets (which together contributed 6.1 percentage points to the increase in the region’s net sales in the first nine months of 2011, as compared to the first nine months of 2010), partially offset by a decrease in net sales in Japan (which offset by 1.6 percentage points the increase in the region’s net sales in the first nine months of 2011, as compared to the first nine months of 2010).

Europe, Middle East and Africa

Third quarter results

In Europe, the Middle East and Africa, net sales in the third quarter of 2011 increased 1.0% to $51.1 million, compared to $50.6 million in the third quarter of 2010. Excluding the favorable impact of foreign currency fluctuations, net sales decreased $1.4 million, or 2.8%, primarily driven by lower net sales of fragrances. From a country perspective, net sales decreased in the U.K., France and certain distributor markets (which together contributed 3.8 percentage points to the decrease in the region’s net sales in the third quarter of 2011, as compared to the third quarter of 2010), partially offset by an increase in net sales in South Africa (which offset by 1.5 percentage points the decrease in the region’s net sales in the third quarter of 2011, as compared to the third quarter of 2010).

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(all tabular amounts in millions)

Year-to-date results

In Europe, the Middle East and Africa, net sales in the first nine months of 2011 increased 6.3% to $152.8 million, compared to $143.7 million in the first nine months of 2010. Excluding the favorable impact of foreign currency fluctuations, net sales remained essentially flat, primarily driven by higher net sales of Revlon color cosmetics, offset by lower net sales of other beauty care products. From a country perspective, net sales increased in South Africa (which contributed 1.6 percentage points to the increase in the region’s net sales in the first nine months of 2011, as compared to the first nine months of 2010), offset by a decrease in net sales in Italy, France and certain distributor markets (which together offset by 1.6 percentage points the increase in the region’s net sales in the first nine months of 2011, as compared to the first nine months of 2010).

Latin America

Third quarter results

In Latin America, net sales in the third quarter of 2011 decreased 12.6% to $25.6 million, compared to $29.3 million in the third quarter of 2010. Excluding the unfavorable impact of foreign currency fluctuations, net sales decreased $2.8 million, or 9.6%, primarily driven by lower net sales of other beauty care products and Revlon ColorSilk hair color, partially offset by higher net sales of Revlon color cosmetics. From a country perspective, net sales decreased in Venezuela (which contributed 16.8 percentage points to the decrease in the region’s net sales in the third quarter of 2011, as compared to the third quarter of 2010), partially offset by an increase in net sales in Argentina and Mexico (which together offset by 8.6 percentage points the decrease in the region’s net sales in the third quarter of 2011, as compared to the third quarter of 2010). Venezuela’s decline in net sales was primarily due to the loss of sales during the third quarter of 2011 as a result of the June 2011 fire at Revlon Venezuela’s facility. Revlon Venezuela resumed sales of imported goods on August 12, 2011, however the Company has not recorded any sales of locally manufactured goods in Venezuela since the fire in June 2011.

Year-to-date results

In Latin America, net sales in the first nine months of 2011 increased 1.2% to $78.9 million, compared to $78.0 million in the first nine months of 2010. Excluding the unfavorable impact of foreign currency fluctuations, net sales increased $3.1 million, or 4.0%, primarily driven by higher net sales of Revlon color cosmetics, partially offset by lower net sales of Revlon ColorSilk hair color. From a country perspective, net sales increased in Argentina, Mexico and Latin America Export (which together contributed 6.4 percentage points to the increase in the region’s net sales in the first nine months of 2011, as compared to the first nine months of 2010), partially offset by a decrease in net sales in Venezuela (which offset by 2.4 percentage points the increase in the region’s net sales in the first nine months of 2011, as compared to the first nine months of 2010). Venezuela’s decline in net sales was primarily due to the loss of sales in June through September 2011 as a result of the June 2011 fire at Revlon Venezuela’s facility referred to above.

Canada

Third quarter results

In Canada, net sales in the third quarter of 2011 decreased 0.6% to $17.8 million, compared to $17.9 million in the third quarter of 2010. Excluding the favorable impact of foreign currency fluctuations, net sales decreased $1.1 million, or 6.1%, primarily driven by lower net sales of Almay color cosmetics.

Year-to-date results

In Canada, net sales in the first nine months of 2011 increased 2.3% to $54.5 million, compared to $53.3 million in the first nine months of 2010. Excluding the favorable impact of foreign currency fluctuations, net sales decreased $1.9 million, or 3.6%, primarily driven by lower net sales of Almay color cosmetics.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(all tabular amounts in millions)

Gross profit:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Gross profit	$214.1	$208.6	$5.5	$663.3	$626.1	$37.2
Percentage of net sales	63.5%	65.4%		64.9%	65.8%

The 1.9 percentage point decrease in gross profit as a percentage of net sales for the third quarter of 2011, compared to the third quarter of 2010, was primarily due to:

—	higher allowances, which reduced gross profit as a percentage of net sales by 2.0 percentage points; and

—	the impact of product mix, which reduced gross profit as a percentage of net sales by 1.1 percentage points;

with the foregoing partially offset by:

—	lower costs related to inventory obsolescence and sales returns, which increased gross profit as a percentage of net sales by 0.8 percentage points; and

—	favorable foreign currency fluctuations, which increased gross profit as a percentage of net sales by 0.6 percentage points.

The 0.9 percentage point decrease in gross profit as a percentage of net sales for the first nine months of 2011, compared to the first nine months of 2010, was primarily due to:

—	the impact of product mix, which reduced gross profit as a percentage of net sales by 1.3 percentage points; and

—	higher allowances, which reduced gross profit as a percentage of net sales by 1.0 percentage points;

with the foregoing partially offset by:

—	favorable foreign currency fluctuations, which increased gross profit as a percentage of net sales by 0.7 percentage points;

—	lower costs related to inventory obsolescence and sales returns, which increased gross profit as a percentage of net sales by 0.3 percentage points; and

—	lower pension expenses within cost of goods, which increased gross profit as a percentage of net sales by 0.3 percentage points.

SG&A expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
SG&A expenses	$167.7	$167.9	$0.2	$520.1	$489.0	$(31.1)

SG&A expenses remained essentially flat for the third quarter of 2011, as compared to the third quarter of 2010, primarily driven by:

—

$10.5 million of higher general and administrative expenses primarily due to (i) an increase in the accrual for incentive compensation, (ii) the inclusion of operating expenses of Sinful Colors in 2011, (iii) higher severance and lease termination costs and (iv) higher professional fees; and

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(all tabular amounts in millions)

—	$3.4 million of unfavorable impact of foreign currency fluctuations;

with the foregoing partially offset by:

—	$8.6 million of lower advertising expenses primarily due to the timing of advertising campaigns in 2011 compared to 2010; and

—

$6.1 million of income from insurance recoveries related to the fire at Revlon Venezuela’s facility, which entirely offset the business interruption losses incurred through September 30, 2011, as discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Fire at Revlon Venezuela’s Facility.”

The $31.1 million increase in SG&A expenses for the first nine months of 2011, as compared to the first nine months of 2010, was driven primarily by:

—

$15.6 million of higher general and administrative expenses primarily due to (i) the inclusion of operating expenses of Sinful Colors from the date of acquisition in March 2011, (ii) higher compensation expenses, (iii) higher professional fees and (iv) higher severance and lease termination costs;

—	$10.9 million of unfavorable impact of foreign currency fluctuations; and

—	$7.3 million of higher advertising expenses to support the Company’s brands as the Company continued to optimize its brand support mix;

with the foregoing partially offset by:

—

$6.1 million, net, from insurance recoveries, which is comprised of $11.0 million of income from insurance recoveries related to the fire at Revlon Venezuela’s facility, partially offset by the $4.9 million impairment loss related to Revlon Venezuela’s net book value of inventory, property, plant and equipment destroyed by the fire. The $6.1 million, net, from insurance recoveries entirely offset the business interruption losses incurred from June 5, 2011 through September 30, 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Fire at Revlon Venezuela’s Facility” for further discussion.

Interest expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Interest expense	$21.9	$24.7	$2.8	$69.3	$72.1	$2.8

The $2.8 million decrease in interest expense for the third quarter of 2011, as compared to the third quarter of 2010, was primarily due to lower weighted average borrowing rates as a result of the 2011 Refinancings.

The $2.8 million decrease in interest expense, as compared to the first nine months of 2010, was primarily due to lower weighted average borrowing rates as a result of the 2011 Refinancings and slightly lower average borrowings.

Loss on early extinguishment of debt, net:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Loss on early extinguishment of debt, net	$—	$—	$—	$11.3	$9.7	$(1.6)

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(all tabular amounts in millions)

As a result of the 2011 Refinancings, the Company recognized a loss on the early extinguishment of debt of $11.3 million during the first nine months of 2011, due to $1.9 million of fees which were expensed as incurred in connection with the 2011 Refinancings, as well as the write-off of $9.4 million of unamortized debt discount and deferred financing fees as a result of such refinancings.

During March 2010, Products Corporation consummated the refinancing of the 2006 Term Loan Facility and the 2006 Revolving Credit Facility (together referred to as the “2010 Refinancing”). As a result of the 2010 Refinancing, the Company recognized a loss on the early extinguishment of debt of $9.7 million during the first nine months of 2010, primarily due to $5.9 million of fees and expenses which were expensed as incurred in connection with the 2010 Refinancing, as well as the write-off of $3.8 million of unamortized deferred financing fees as a result of such refinancing.

Foreign currency losses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Foreign currency (gains) losses	$(0.9)	$0.8	$1.7	$2.4	$4.7	$2.3

Foreign currency gains of $0.9 million during the third quarter of 2011, as compared to foreign currency losses of $0.8 million during the third quarter of 2010, were primarily driven by:

—

foreign currency gains related to the Company’s foreign currency forward exchange contracts (“FX Contracts”) for the third quarter of 2011, as compared to foreign currency losses related to the Company’s FX Contracts for the third quarter of 2010; and

with the foregoing partially offset by:

—

the unfavorable impact of the revaluation of certain U.S. dollar-denominated intercompany payables from the Company’s foreign subsidiaries during the third quarter of 2011 compared to the third quarter of 2010.

The $2.3 million decrease in foreign currency losses during the first nine months of 2011, as compared to the first nine months of 2010, was primarily driven by:

—

a $1.1 million lower foreign currency loss in the first nine months of 2011 compared to the first nine months of 2010 related to the re-measurement of Revlon Venezuela’s balance sheet. See “Financial Condition, Liquidity and Capital Resources — Impact of Foreign Currency Translation — Venezuela” in this Form 10-Q for further discussion;

—

foreign currency gains related to the Company’s FX Contracts for the first nine months of 2011, as compared to foreign currency losses related to the Company’s FX Contracts for the first nine months of 2010; and

with the foregoing partially offset by:

—

the unfavorable impact of the revaluation of certain U.S. dollar-denominated intercompany payables from the Company’s foreign subsidiaries during the first nine months of 2011 compared to the first nine months of 2010.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(all tabular amounts in millions)

Provision for (benefit from) income taxes:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Provision for (benefit from) income taxes	$19.1	$(0.5)	$(19.6)	$31.6	$9.3	$(22.3)

The $19.1 million provision for income taxes in the third quarter of 2011 as compared to the $0.5 million benefit from income taxes in the third quarter of 2010 was primarily attributable to higher pre-tax income in the U.S. and certain foreign jurisdictions in 2011 and higher deferred tax expense for the U.S. in 2011 due to the reduction of the valuation allowance in the U.S. on December 31, 2010. In addition, the provision for income taxes in the third quarter of 2011 included various discrete items, including income tax provision to tax return adjustments, which in the aggregate negatively impacted the quarter, while the benefit from income taxes in the third quarter of 2010 included the favorable resolution of tax matters in the U.S. and in certain foreign jurisdictions that did not recur in 2011.

The effective tax rate for the three months ended September 30, 2011 is higher than the federal statutory rate of 35% due principally to: (i) foreign earnings taxable in the U.S.; (ii) various discrete items, including income tax provision to tax return adjustments, which in the aggregate negatively impacted the Company’s effective tax rate in the quarter; (iii) pre-tax losses in a number of markets outside the U.S. for which there is no tax benefit recognized in the period; and (iv) state and local taxes.

The $22.3 million increase in provision for income taxes in the first nine months of 2011, as compared to the first nine months of 2010, was primarily attributable to higher deferred tax expense for the U.S. in 2011 due to the reduction of the valuation allowance in the U.S. on December 31, 2010 and higher pre-tax income in the U.S. and certain foreign jurisdictions in 2011. In addition, the provision for income taxes in the first nine months of 2010 included the favorable resolution of tax matters in the U.S. and in certain foreign jurisdictions that did not recur in 2011.

The effective tax rate for the nine months ended September 30, 2011 is higher than the federal statutory rate of 35% due principally to: (i) foreign earnings taxable in the U.S.; (ii) pre-tax losses in a number of markets outside the U.S. for which there is no tax benefit recognized in the period; and (iii) state and local taxes; partially offset by various discrete items, including income tax provision to tax return adjustments, which in the aggregate positively impacted the Company’s effective tax rate for the nine months ended September 30, 2011.

The reduction of the Company’s valuation allowance on its net U.S. deferred tax assets will not affect the Company’s cash taxes paid in 2011 and thereafter until the Company has fully used its U.S. tax loss carryforwards. See Note 12, “Income Taxes,” to the Consolidated Financial Statements in the Company’s 2010 Form 10-K. The Company expects that its tax provision and effective tax rate in any individual quarter will vary and may not be indicative of the Company’s tax provision and effective tax rate for the full year.

The Company has previously disclosed the details of its deferred tax assets, including the amount of its foreign tax loss carryforwards, the expiration dates thereof and the valuation allowance related to those deferred tax assets. See Note 12, “Income Taxes,” to the Consolidated Financial Statements in the Company’s 2010 Form 10-K for further details regarding the Company’s deferred tax assets. In assessing the recoverability of its deferred tax assets, management regularly considers whether some portion or all of the deferred tax assets will not be realized based on the recognition threshold and measurement of a tax position in accordance with the Income Tax Topic of the FASB Accounting Standards Codification (the “Income Tax Topic”). The ultimate realization of deferred tax assets is generally dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(all tabular amounts in millions)

At December 31, 2010, the Company’s net foreign deferred tax assets were approximately $110 million, of which $105 million were reserved at such date.

In certain markets outside the U.S., the Company has experienced continued improved earnings trends and has had cumulative taxable income. At December 31, 2010, the Company’s net deferred tax assets in these markets totaled approximately $15 million. In accordance with the Income Tax Topic, the Company has maintained a deferred tax valuation allowance against its deferred tax assets in these markets through September 30, 2011. However, if such earnings trends and our tax position continue, and based upon current expectations for future taxable income, it is possible that the Company will realize the benefits of all or a significant portion of its net deferred tax assets in these markets in the near term, perhaps as early as the fourth quarter of 2011. The Company would realize this non-cash benefit through a reduction in its deferred tax valuation allowance, which would primarily be reflected in the tax provision and would benefit net income in the period of the reduction. If such a reduction were to occur, the Company expects that, beginning with the first quarter after the reduction, the tax provision would reflect a higher effective tax rate. However, any such increase in the effective tax rate generally would not affect the Company’s cash taxes paid until after the applicable tax loss carryforwards were fully utilized.

Financial Condition, Liquidity and Capital Resources

At September 30, 2011, the Company had a liquidity position of $156.9 million, consisting of cash and cash equivalents (net of any outstanding checks) of $42.3 million, as well as $114.6 million in available borrowings under the 2011 Revolving Credit Facility, based upon the borrowing base less $21.1 million of undrawn outstanding letters of credit and nil then drawn under the 2011 Revolving Credit Facility at such date.

Cash Flows

At September 30, 2011, the Company had cash and cash equivalents of $49.9 million, compared with $76.7 million at December 31, 2010. The following table summarizes the Company’s cash flows from operating, investing and financing activities for the nine months ended September 30, 2011 and September 30, 2010:

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$20.2	$49.5
Net cash used in investing activities	(48.4)	(11.2)
Net cash provided by (used in) financing activities	4.6	(53.5)
Effect of exchange rate changes on cash and cash equivalents	(3.2)	1.2

Operating Activities

Net cash provided by operating activities in the first nine months of 2011 was $20.2 million, as compared to $49.5 million in the first nine months of 2010. As compared to the first nine months of 2010, cash provided by operating activities in the first nine months of 2011 was impacted by unfavorable changes in working capital, primarily driven by an increase in inventory, increased pension contributions and higher interest payments.

Investing Activities

Net cash used in investing activities was $48.4 million and $11.2 million for the first nine months of 2011 and 2010, respectively. On March 17, 2011, the Company acquired certain assets, including trademarks and other intellectual property, inventory, certain receivables and manufacturing equipment, related to Sinful Colors cosmetics, Wild and Crazy cosmetics, freshMinerals cosmetics and freshcover cosmetics, which products are sold principally in the U.S. mass retail channel (the “Sinful Colors Acquisition”). Net cash used in investing

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(all tabular amounts in millions)

activities for the first nine months of 2011 included a cash payment of $39.0 million for the Sinful Colors Acquisition and $9.6 million of cash used for capital expenditures. Net cash used in investing activities for the first nine months of 2010 included $11.4 million of cash used for capital expenditures.

Financing Activities

Net cash provided by financing activities was $4.6 million for the first nine months of 2011 and net cash used in financing activities was $53.5 million for the first nine months of 2010.

Net cash provided by financing activities for the first nine months of 2011 included cash provided by Products Corporation’s issuance of the $800.0 million aggregate principal amount of the 2011 Term Loan Facility, or $796.0 million, net of discounts, as well as a $10.0 million increase in short-term borrowings and overdraft, partially offset by cash used for the 2011 Term Loan Refinancing of the $794.0 million remaining aggregate principal amount of Products Corporation’s 2010 Term Loan Facility. Net cash provided by financing activities for the first nine months of 2011 also included the payment of $4.2 million of the $4.6 million of fees incurred in connection with the 2011 Refinancings. In addition, the Company made a $2.0 million scheduled amortization payment on the 2011 Term Loan Facility in the first nine months of 2011.

Net cash used in financing activities for the first nine months of 2010 included the March 2010 refinancing of the $815.0 million remaining aggregate principal amount of Products Corporation’s 2006 Term Loan Facility, partially offset by Products Corporation’s issuance of the $800.0 million aggregate principal amount of the 2010 Term Loan Facility, or $786.0 million, net of discounts. In addition, the Company made an aggregate $4.0 million of scheduled amortization payments on the 2010 Term Loan Facility in the first nine months of 2010. Net cash used in financing activities for the first nine months of 2010 also included payment of financing costs of $17.0 million, which was comprised of (i) the payment of $15.3 million of fees incurred in connection with the March 2010 refinancing of Products Corporation’s 2006 Term Loan Facility and 2006 Revolving Credit Facility; and (ii) the payment of $1.7 million of the $25.1 million of fees incurred in connection with the refinancing of Products Corporation’s 9 1/2% Senior Notes in November 2009 with the 9 3/4% Senior Secured Notes due November 2015.

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

2010 Bank Credit Agreements

Prior to the 2011 Refinancings, under the 2010 Term Loan Facility, Products Corporation made a required quarterly amortization payment in the first quarter of 2011 of $2.0 million. For detail regarding the 2010 Bank

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(all tabular amounts in millions)

Credit Agreements, see Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2010 Form 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — 2010 Bank Credit Agreements” in the Company’s 2010 Form 10-K.

9  3/4% Senior Secured Notes due 2015

For detail regarding the 9 3/4% Senior Secured Notes, due November 2015, see Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2010 Form 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity, and Capital Resources — 9 3/4% Senior Secured Notes due 2015” in the Company’s 2010 Form 10-K.

Products Corporation was in compliance with all applicable covenants under its 9 3/4% Senior Secured Notes as of September 30, 2011.

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

Impact of Foreign Currency Translation — Venezuela

During the third quarter of 2011 and 2010, Revlon Venezuela had net sales of approximately 1% and 3%, respectively, of the Company’s consolidated net sales. During the first nine months of 2011 and 2010, Revlon Venezuela had net sales of approximately 2% of the Company’s consolidated net sales. At September 30, 2011 and December 31, 2010, total assets in Revlon Venezuela were approximately 2% and 3%, respectively, of the Company’s total assets.

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

Currency Restrictions:    Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of Revlon Venezuela to obtain U.S. dollars in exchange for Bolivars at the official foreign exchange rates from the Venezuelan government and its foreign exchange commission, the Comisión de Administracion de Divisas (“CADIVI”). In May 2010, the Venezuelan government took control over the previously freely-traded foreign currency exchange market and in June 2010, replaced it with a new foreign currency exchange system, the Sistema de Transacciones en Moneda Extranjera (“SITME”). SITME provides a mechanism to exchange Bolivars into U.S. dollars. However, SITME can only be used for product purchases and related services, such as freight, and is not available for other transactions, such as the payment of dividends. Also, SITME can only be used for amounts of up to $50,000 per day, subject to a monthly maximum of $350,000 per legal entity, and is generally only available to the extent the applicant has not exchanged and received U.S. dollars from CADIVI within the previous 90 days. In the second quarter of 2011, the Company began using a SITME rate of 5.5 Bolivars per U.S. dollar to translate Revlon Venezuela’s financial statements, as this was the rate at which the Company accessed U.S. dollars in the SITME market during the second quarter of 2011 (“the SITME Rate”). The Company had previously utilized Venezuela’s official exchange rate of 4.3 Bolivars per U.S. dollar to translate Revlon Venezuela’s financial statements from January 1, 2010 through March 31, 2011. In the third quarter of 2011, the Company continued using the SITME Rate, which did not materially change from the second quarter of 2011, to translate Revlon Venezuela’s financial statements.

To reflect the impact of the change in exchange rates from Venezuela’s official exchange rate to the SITME Rate, a foreign currency loss of $1.7 million was recorded in the second quarter of 2011. As Venezuela was designated as a highly inflationary economy effective January 1, 2010, this foreign currency loss was reflected in earnings during the nine months ended September 30, 2011. For the three and nine months ended September 30 2011, the change in the exchange rates in Venezuela unfavorably impacted the Company’s consolidated net sales by $0.8 million and $2.4 million, respectively. The impact on the Company’s consolidated operating income for both the three and nine months ended September 30, 2011 was de minimis.

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

The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt service payments and costs, debt repurchases, tax payments and pension and post-retirement benefit plan contributions. The Company’s cash contributions to its pension and post-retirement benefit plans in the first nine months of 2011 were $28.7 million. The Company expects cash contributions to its pension and post-retirement benefit plans to be approximately $30 million for full year 2011. The Company expects to pay cash taxes of approximately $20 million for full year 2011. The Company’s purchases of permanent wall displays and capital expenditures in the first nine months of 2011 were $28.2 million and $9.6 million, respectively. The Company expects purchases of

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(all tabular amounts in millions)

permanent wall displays and capital expenditures for full year 2011 to be approximately $40 million and $20 million, respectively, inclusive of amounts expended in the first nine months of 2011.

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

The Company expects that operating revenues, cash on hand and funds available for borrowing under the 2011 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2011, including cash requirements in connection with the payment of operating expenses, including expenses in connection with the execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt service payments and costs, debt repurchases, tax payments and pension and post-retirement plan contributions.

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

Any such developments, if significant, could reduce the Company’s revenues and could adversely affect Products Corporation’s ability to comply with certain financial covenants under the 2011 Credit Agreements and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending. (See also Item 1A. “Risk Factors” in the Company’s 2010 Form 10-K, as supplemented in Item 1A. of this Form 10-Q, for further discussion of certain risks associated with the Company’s business and indebtedness.)

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(all tabular amounts in millions)

If the Company is unable to satisfy its cash requirements from the sources identified above or comply with its debt covenants, the Company could be required to adopt one or more of the following alternatives:

—	delaying the implementation of or revising certain aspects of the Company’s business strategy;

—	reducing or delaying purchases of wall displays or advertising, promotional or marketing expenses;

—	reducing or delaying capital spending;

—	implementing new or revising existing restructuring programs;

—	refinancing Products Corporation’s indebtedness;

—	selling assets or operations;

—	seeking additional capital contributions and/or loans from MacAndrews & Forbes, Revlon, Inc., and/or the Company’s other affiliates and/or third parties;

—	selling additional debt securities of Products Corporation; or

—	reducing other discretionary spending.

There can be no assurance that the Company would be able to take any of the actions referred to above because of a variety of commercial or market factors or constraints in Products Corporation’s debt instruments, including, without limitation, market conditions being unfavorable for an equity or debt issuance, additional capital contributions and/or loans not being available from affiliates and/or third parties, or that the transactions may not be permitted under the terms of Products Corporation’s various debt instruments then in effect, such as due to restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable the Company to satisfy its cash requirements or enable Products Corporation to comply with its debt covenants if the actions do not generate a sufficient amount of additional capital. (See also Item 1A. “Risk Factors” in the Company’s 2010 Form 10-K, as supplemented in Item 1A. of this Form 10-Q, for further discussion of certain risks associated with the Company’s business and indebtedness.)

Products Corporation enters into foreign currency forward exchange contracts and option contracts from time to time to hedge certain net cash flows denominated in currencies other than the local currencies of the Company’s foreign and domestic operations. The foreign currency forward exchange contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. At September 30, 2011, the notional amount and fair value of FX Contracts outstanding was $53.9 million and $1.3 million, respectively.

Disclosures about Contractual Obligations and Commercial Commitments

As of September 30, 2011, there were no material changes to the Company’s total contractual cash obligations, as set forth in the contractual obligations and commercial commitments table included in the Company’s 2010 Form 10-K, other than those entered into in connection with consummating the 2011 Refinancings.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(all tabular amounts in millions)

The following reflects the impact of the 2011 Refinancings on the Company’s long-term debt obligations:

	Payments Due by Period (dollars in millions)
Contractual Obligations As of September 30, 2011	Total	2011 Q4	2012-2013	2014-2015	After 2015
Long-term debt, including current portion	$1,128.0	$2.0	$16.0	$346.0	$764.0
Interest on long-term debt(a)	373.6	25.9	140.2	138.5	69.0

(a)

Consists of interest on the $330.0 million in aggregate principal amount of the 9 3/4% Senior Secured Notes and on the $798.0 million in aggregate principal amount outstanding under the 2011 Term Loan Facility through the respective maturity dates based upon assumptions regarding the amount of debt outstanding under the 2011 Term Loan Agreement and interest rates on the Company’s debt instruments as of September 30, 2011.

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

The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company’s policy is to manage market risk through a combination of fixed and floating rate debt. The Company from time to time makes use of derivative financial instruments to adjust its fixed and floating rate ratio. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in Item 7A of the Company’s 2010 Form 10-K (“Item 7A”) describes significant aspects of the Company’s financial instrument programs that have material market risk as of December 31, 2010. The following table presents the information required by Item 7A as of September 30, 2011:

	Expected Maturity Date for the year ended December 31, (dollars in millions, except for rate information)							Fair Value September 30, 2011
Debt	2011	2012	2013	2014	2015	Thereafter	Total
Short-term variable rate (various currencies)	$9.2						$9.2	$9.2
Average interest rate(a)	6.1%
Short term variable rate — third party ($US)
Average interest rate
Long-term fixed rate — third party ($US)					$330.0		330.0	344.4
Average interest rate					9.75%
Long-term fixed rate — affiliates ($US)			$48.6 (b)	$58.4 (c)			107.0	103.2
Average interest rate			12.75%	12.0%
Long-term variable rate — third party ($US)	2.0	$8.0	8.0	8.0	8.0	$764.0	798.0	768.1
Average interest rate(a)(d)	4.8%	4.8%	4.8%	4.8%	4.9%	5.3%

Total debt	$11.2	$8.0	$56.6	$66.4	$338.0	$764.0	$1,244.2	$1,224.9

(a)	Weighted average variable rates are based upon implied forward rates from the U.S. Dollar LIBOR yield curves at September 30, 2011.
(b)

Represents the $107.0 million aggregate principal amount outstanding of the Senior Subordinated Term Loan as of September 30, 2011, which Contributed Loan ($48.6 million) matures on October 8, 2013 and bears interest at an annual rate of 12.75% and which Non-Contributed Loan ($58.4 million) matures on October 8, 2014 and bears interest at an annual rate of 12%. Interest on the Senior Subordinated Term Loan is payable in arrears in cash on January 8, April 8, July 8 and October 8 of each year.

(c)	The 2011 Term Loan Facility bears interest at the Eurodollar Rate (as defined in the 2011 Term Loan Agreement) plus 3.50% annum (with the Eurodollar Rate not to be less than 1.25%).

Forward Contracts	Average Contractual Rate $/FC	Original US Dollar Notional Amount	Contract Value September 30, 2011	Fair Value September 30, 2011
Sell Canadian Dollars/Buy USD	0.9833	$17.0	$17.6	$0.6
Sell Australian Dollars/Buy USD	0.9765	14.3	14.7	0.4
Sell British Pounds/Buy USD	1.5707	7.1	7.2	0.1
Sell South African Rand/Buy USD	0.1303	6.2	6.6	0.4
Buy Australian Dollars/Sell New Zealand Dollars	1.3064	5.3	5.1	(0.2)
Sell New Zealand Dollars/Buy USD	0.7578	0.3	0.3	—
Sell Hong Kong Dollars/Buy USD	0.1281	0.5	0.5	—
Buy Japanese Yen/Sell USD	0.0131	2.0	2.0	—
Buy Canadian Dollars/Sell Australian Dollars	1.0387	1.2	1.2	—

Total forward contracts		$53.9	$55.2	$1.3

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Item 4.	Controls and Procedures

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

(b) Changes in Internal Control Over Financial Reporting.    There have not been any changes in the Company’s internal control over financial reporting during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2011, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company’s actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company’s expectations and estimates (whether qualitative or quantitative) as to:

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

(iv)

the Company’s expectations regarding its strategic goal to profitably grow its business and as to the business strategies employed to achieve this goal, which are: (a) continuing to build its strong brands by focusing on innovative, high-quality, consumer-preferred brand offering; effective consumer

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

brand communication; appropriate levels of advertising and promotion; and superb execution with its retail partners; (b) continuing to develop its organizational capability through attracting, retaining and rewarding highly capable people and through performance management, development planning, succession planning and training; (c) continuing to drive common global processes which are designed to provide the most efficient and effective allocation of its resources; (d) continuing to focus on increasing its operating profit and cash flow; and (e) continuing to improve its capital structure by focusing on strengthening its balance sheet and reducing debt;

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

(vii)

the Company’s expected principal sources of funds, including operating revenues, cash on hand and funds available for borrowing under Products Corporation’s 2011 Revolving Credit Facility and other permitted lines of credit, as well as the availability of funds from delaying the implementation of or revising certain aspects of the Company’s business strategy; reducing or delaying purchases of wall displays or advertising, promotional or marketing expenses; reducing or delaying capital spending; implementing new or revising existing restructuring programs; refinancing Products Corporation’s indebtedness; selling assets or operations; capital contributions and/or loans from MacAndrews & Forbes, Revlon, Inc., the Company’s other affiliates and/or third parties; and/or the sale of additional debt securities of Products Corporation;

(viii)

the Company’s expected principal uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, payments in connection with the Company’s purchases of permanent wall displays, capital expenditure requirements, restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt service payments and costs, debt repurchases (including, without limitation, that the Company may also, from time to time, seek to retire or purchase its outstanding debt obligations in open market purchases, in privately negotiated transactions or otherwise and may seek to refinance some or all of its indebtedness based upon market conditions), tax payments and pension and post-retirement benefit plan contributions, and its estimates of the amount and timing of its operating expenses, restructuring costs and payments, severance costs and payments, debt service payments (including payments required under Products Corporation’s debt instruments), debt repurchases, cash contributions to the Company’s pension plans and its other post-retirement benefit plans in 2011, net periodic benefit costs for the pension and other post-retirement benefit plans, cash tax payments, purchases of permanent wall displays and capital expenditures;

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

(xi)	the Company’s expectations regarding its future pension expense and cash contributions under its benefit plans;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

(xii)

the Company’s expectations as to the future impact of the further devaluation of Venezuelan Bolivars, including, without limitation, that given that the Company has immaterial transactions for essential goods, the Company’s expectations that it will not have a material impact on the Company’s results of operations or financial condition;

(xiii)

the Company’s plans to evaluate options to minimize the extent and duration of the disruption to Revlon Venezuela’s business as a result of the fire at its Venezuela facilty and its estimate of the lost sales to be between $15 million and $20 million for 2011; and the Company’s belief that it maintains comprehensive property insurance, as well as business interruption insurance;

(xiv)	the Company’s plans to continue to assess the potential impact of the March 2011 disaster in Japan and its aftermath on its global supply chain and its operations in Japan; and

(xv)

the Company’s expectation and belief that (a) the reduction of the Company’s valuation allowance on its net U.S. deferred tax assets will not affect the Company’s cash taxes paid in 2011 and thereafter until the Company has fully used its U.S. tax loss carryforwards, (b) its tax provision and effective tax rate in any individual quarter will vary and may not be indicative of the Company’s tax provision and effective tax rate for the full year, and (c) if the Company’s continued improved earnings trends in certain markets outside the U.S. and its tax position continue, and based upon current expectations for future taxable income, it is possible that the Company will realize the benefits of all or a significant portion of its net deferred tax assets in these markets in the near term, perhaps as early as the fourth quarter of 2011 and that the Company would realize this non-cash benefit through a reduction in its deferred tax valuation allowance, which would primarily be reflected in the tax provision and would benefit net income in the period of the reduction and that if such a reduction were to occur, the Company’s expectation that, beginning with the first quarter after the reduction, the tax provision would reflect a higher effective tax rate, however, any such increase in the effective tax rate generally would not affect the Company’s cash taxes paid until after the applicable tax loss carryforwards were fully utilized.

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

Investors are advised, however, to consult any additional disclosures the Company made or may make in its 2010 Form 10-K, and in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC in 2011 (which, among other places, can be found on the SEC’s website at http://www.sec.gov). Except as expressly set forth in this Form 10-Q, the information available from time to time on such website shall not be deemed incorporated by reference into this Quarterly Report on Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. (See also Item 1A. “Risk Factors” in the Company’s 2010 Form 10-K as supplemented in Item 1A. of this Form 10-Q, for further discussion of risks associated with the Company’s business.) In addition to factors that may be described in the Company’s filings with the SEC, including this filing, the following factors, among others, could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:

(i)	unanticipated circumstances or results affecting the Company’s financial performance, including decreased consumer spending in response to weak economic conditions or weakness in the cosmetics

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

category in the mass retail channel; changes in consumer preferences, such as reduced consumer demand for the Company’s color cosmetics and other current products, including new product launches; changes in consumer purchasing habits, including with respect to shopping channels; lower than expected retail customer acceptance or consumer acceptance of, or less than anticipated results from, the Company’s existing or new products; higher than expected pension expense and/or cash contributions under its benefit plans, advertising, promotional and/or marketing expenses or lower than expected results from the Company’s advertising, promotional and/or marketing plans; higher than expected sales returns or decreased sales of the Company’s existing or new products; actions by the Company’s customers, such as retailer inventory management and greater than anticipated retailer space reconfigurations or reductions in retail space and/or product discontinuances or a greater than expected impact from retailer pricing or promotional strategies; and changes in the competitive environment and actions by the Company’s competitors, including business combinations, technological breakthroughs, new products offerings, increased advertising, promotional and marketing spending and advertising, promotional and/or marketing successes by competitors, including increases in share in the mass retail channel;

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

(vii)

the unavailability of funds under Products Corporation’s 2011 Revolving Credit Facility or other permitted lines of credit, or from delaying the implementation of or revising certain aspects of the Company’s business strategy; reducing or delaying purchases of wall displays or advertising, promotional or marketing expenses; reducing or delaying capital spending; implementing new or revising existing restructuring programs; refinancing indebtedness; selling assets or operations; or from capital contributions and/or loans from MacAndrews & Forbes, Revlon, Inc., the Company’s other affiliates and/or third parties; and/or the sale of additional debt securities of Products Corporation;

(viii)

higher than expected operating expenses, sales returns, working capital expenses, permanent wall display costs, capital expenditures, restructuring costs, severance not otherwise included in the Company’s restructuring programs, debt service payments, debt repurchases, tax payments, cash pension plan contributions, post-retirement benefit plan contributions and/or net periodic benefit costs for the pension and other post-retirement benefit plans;

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

(xiii)

difficulties, delays, unanticipated costs or our inability to minimize the extent and/or the duration of the disruption to the Company’s Venezuela business as a result of the fire, less than expected insurance proceeds related to the fire at Revlon Venezuela’s facility, and/or greater than expected lost net sales and/or profts lost as a result of the business interruption;

(xiv)	difficulties, delays, unanticipated costs or our inability to mitigate the impact of the March 2011 disaster in Japan and its aftermath on its global supply chain and its operations in Japan; and

(xv)

unexpected significant variances in the Company’s cash taxes paid, tax provision and effective tax rate and/or changes in the Company’s earnings trends, tax position or future taxable income that may impact the amount or timing of the Company’s realization of the benefits of the net deferred tax assets in certain markets outside of the U.S.

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

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

Item 5.	Exhibits

*31.1	Certification of Alan T. Ennis, Chief Executive Officer, dated October 28, 2011, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

*31.2	Certification of Steven Berns, Chief Financial Officer, dated October 28, 2011, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1 (furnished herewith)	Certification of Alan T. Ennis, Chief Executive Officer, dated October 28, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (furnished herewith)	Certification of Steven Berns, Chief Financial Officer, dated October 28, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 28, 2011

REVLON CONSUMER PRODUCTS CORPORATION

Registrant

By: /s/ Steven Berns	By: /s/ Gina M. Mastantuono
Steven Berns	Gina M. Mastantuono
Executive Vice President and	Senior Vice President,
Chief Financial Officer	Corporate Controller and
Chief Accounting Officer