Form 10-K
period 2011-12-31
REVLON CONSUMER PRODUCTS CORP
filed 2012-02-16
CIK 890547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

    ☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant is not applicable as all 5,260 outstanding shares of the registrant’s common stock were held by one affiliate, Revlon, Inc., at December 31, 2011.

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K as, among other things, all of the registrant’s equity securities are owned directly by Revlon, Inc., which is a reporting company under the Securities Exchange Act of 1934 and which has filed with the SEC on February 16, 2012 all of the material required to be filed pursuant to Section 13, 14 or 15(d) thereof and the registrant is therefore filing this Form 10-K with a reduced disclosure format, which omits the information otherwise required by Items 4, 10, 11, 12 and 13 as permitted under General Instruction I(2)(c) on Form 10-K.

Revlon Consumer Products Corporation and Subsidiaries

Form 10-K

For the Year Ended December 31, 2011

		Page

	PART I
Item 1.	Business	3
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	20
Item 2.	Properties	20
Item 3.	Legal Proceedings	20
Item 4.	[Removed and Reserved by SEC Release Nos. 33-9089A and 34-61175A]	20

	PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
Item 6.	Selected Financial Data	22
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 8.	Financial Statements and Supplementary Data	48
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	48
Item 9A.	Controls and Procedures	48
Item 9B.	Other Information	49

	PART III
Item 10.	Directors, Executive Officers and Corporate Governance (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)	54
Item 11.	Executive Compensation (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)	54
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)	54
Item 13.	Certain Relationships and Related Transactions, and Director Independence (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)	54
Item 14.	Principal Accountant Fees and Services	54

	PART IV
Item 15.	Exhibits and Financial Statement Schedules	56

	Index to Consolidated Financial Statements and Schedules	F-1
	Report of Independent Registered Public Accounting Firm (Consolidated Financial Statements)	F-2
	Financial Statements	F-3
	Financial Statement Schedule: Schedule II - Valuation and Qualifying Accounts	F-54
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

The Company’s products are sold worldwide and marketed under such brand names as Revlon, including the Revlon ColorStay, Revlon Super Lustrous and Revlon Age Defying franchises; Almay, including the Almay Intense i-Color and Almay Smart Shade franchises; and Sinful Colors in cosmetics; Revlon ColorSilk in women’s hair color; Revlon in beauty tools; Mitchum in anti-perspirant deodorants; Charlie and Jean Naté in fragrances; and Ultima II and Gatineau in skincare.

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

The Company was founded by Charles Revson, who revolutionized the cosmetics industry by introducing nail enamels matched to lipsticks in fashion colors over 75 years ago. Today, the Company has leading market positions in a number of its principal product categories in the U.S. mass retail channel, including color cosmetics (face, lip, eye and nail categories), women’s hair color and beauty tools. The Company also has leading market positions in several product categories in certain foreign countries, including Australia, Canada and South Africa.

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

Recent Refinancing Transactions

Refinancings of the 2010 Term Loan and 2010 Revolving Credit Facilities: During the second quarter of 2011, Products Corporation consummated refinancings of the 2010 Term Loan Facility and the 2010 Revolving Credit Facility (together referred to as the “2011 Refinancings”), reducing interest rates and extending maturities, consisting of the following transactions:

In May 2011, Products Corporation consummated a refinancing of the 2010 Term Loan Facility (the “2011 Term Loan Facility Refinancing”), which included replacing Products Corporation’s 2010 bank term loan facility, which was scheduled to mature on March 11, 2015 and had $794.0 million aggregate principal amount outstanding at December 31, 2010 (the “2010 Term Loan Facility”), with a 6.5-year, $800.0 million term loan facility due November 19, 2017 (the “2011 Term Loan Facility”) under a third amended and restated term loan agreement dated May 19, 2011 (the “2011 Term Loan Agreement”). Products Corporation used $796 million of proceeds from the 2011 Term Loan Facility, which was drawn in full on the May 19, 2011 closing date and issued to lenders at 99.5% of par, to repay in full the $792.0 million of then outstanding indebtedness under its 2010 Term Loan Facility and to pay approximately $2 million of accrued interest. The Company incurred $3.6 million of fees in connection with consummating the 2011 Term Loan Facility Refinancing, of which $1.9 million was capitalized.

In June 2011, Products Corporation consummated a refinancing of the 2010 Revolving Credit Facility (the “2011 Revolving Credit Facility Refinancing”), which included refinancing Products Corporation’s 2010 revolving credit facility, which was scheduled to mature on March 11, 2014 and had nil outstanding borrowings at December 31, 2010 (the “2010 Revolving Credit Facility”), with a 5-year, $140.0 million asset-based, multi-currency revolving credit facility due June 16, 2016 (the “2011 Revolving Credit Facility”) under a third amended and restated revolving credit agreement dated June 16, 2011 (the “2011 Revolving Credit Agreement” and together with the 2011 Term Loan Agreement, the “2011 Credit Agreements”). Products Corporation incurred $0.7 million of fees in connection with consummating the 2011 Revolving Credit Facility Refinancing, all of which were capitalized.

Products

The Company manufactures and markets a variety of products worldwide. The following table sets forth the Company’s principal brands.

COSMETICS	HAIR	BEAUTY TOOLS	FRAGRANCE	ANTI- PERSPIRANT DEODORANTS	SKINCARE

Revlon	Revlon ColorSilk	Revlon	Charlie	Mitchum	Gatineau

Almay			Jean Naté		Ultima II

Sinful Colors

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

The Company sells face makeup, including foundation, powder, blush and concealers, under the Revlon brand name. Revlon Age Defying, which is targeted for women in the over-35 age bracket, incorporates the Company’s patented Botafirm ingredients to help reduce the appearance of lines and wrinkles. Revlon Age Defying with DNA Advantage foundation combines makeup and powerful anti-aging skincare to help protect the skin’s DNA and fight visible signs of aging. The Company also markets a complete range of Revlon ColorStay liquid and powder face makeup with patented long-wearing ingredients and SoftFlex technology for enhanced comfort. The Revlon ColorStay Mineral collection includes Revlon ColorStay Mineral Mousse makeup, as well as Revlon ColorStay Mineral pressed blush and bronzer. Revlon ColorStay Aqua Mineral makeup provides an instant cooling burst of hydrating coconut water for a luminous look that lasts all day. The Revlon PhotoReady franchise, which includes primer, makeup, powder, blush and finisher, are designed with innovative photochromatic pigments that bend and reflect light to give a flawless, airbrushed appearance in any light. Revlon PhotoReady Airbrush Mousse makeup goes on light as air, while providing the appearance of a perfectly blended, smooth and poreless complexion. Revlon PhotoReady Compact Makeup has an innovative screen that transforms cream to liquid and dries down to a soft powder finish. Revlon PhotoReady Concealer is an all-over face concealer that helps erase imperfections and camouflage dark under-eye circles.

The Company markets several different lines of Revlon lip makeup, including lipstick, lip gloss and lip liner, under several Revlon brand names. Revlon Super Lustrous is the Company’s flagship wax-based lipcolor, offered in a wide variety of shades of lipstick and lip gloss, and has LiquiSilk technology designed to boost moisturization using silk dispersed in emollients. Revlon ColorStay Soft & Smooth lip color, with patented ingredients, offers long-wearing benefits, while enhancing comfort with SoftFlex technology. Revlon ColorStay Ultimate liquid lipstick is the first and only lipcolor that has patented ColorStay long-wearing technology, which is comfortable, food-proof and wears for up to 24 hours in one simple step. Revlon ColorStay Mineral lipglaze is the Company’s first long-wearing lip gloss with up to eight hours of wear. Revlon Just Bitten is a dual-tipped Lip Stain and Lip Balm that provides kiss-proof color with a soft shine. Revlon ColorBurst lipgloss is a high-shine luxurious lipgloss available in 15 shades that provides a pop of weightless color and a mirror-like shine and Revlon ColorBurst Lip Butter is a softening, smoothing and instantly hydrating balm that is available in 20 shades.

The Company’s eye makeup products include mascaras, eyeliners, eye shadows and brow products under several Revlon brand names. In mascaras, the Company’s key franchises include Revlon Grow Luscious, a lengthening mascara with a lash enhancing formula that improves the lashes’ overall appearance and conditions with each use; and Revlon Lash Fantasy Total Definition, a two-step primer and mascara with lash-separating brushes for enhanced definition. In eyeliners, Revlon Grow Luscious lash liner delivers ultra intense color impact in one stroke; Revlon ColorStay eyeliners deliver beautiful color that wears up to 16 hours; and Revlon Luxurious Color liners have a smooth formula that provides rich, luxurious color. Revlon Luxurious Color smoky eye crayons provide a smoky eye effect with creamy, rich color. In eye shadow, Revlon ColorStay 16-hour patented long-wearing eyeshadow has silky, smooth color that does not crease, fade or smudge all day, while Revlon Luxurious Color eyeshadows, available in satin, perle, matte and diamond lust finishes, offer rich, smooth and velvety application.

The Company’s nail color and nail care lines include enamels, treatments and cuticle preparations. The Company’s core Revlon nail enamel uses a formula that provides consumers with luxurious wear, application, shine and gloss in a toluene-free, formaldehyde-free and phthalate-free formula. The Company offers eight nail care products, including Revlon Quick Dry Top Coat and Revlon Quick Dry Base Coat that help extend the wear and quality of a manicure. Revlon ColorStay long-wear nail enamel provides up to 11 days of lasting color and gel-like shine. Revlon Top Speed nail enamel is a quick dry nail color that sets in 60 seconds and is available in 32 on-trend shades. Revlon scented nail enamel is scented with various aromas when dry and is available in 16 shades.

Hair - Revlon:    The Company sells both hair color and haircare products throughout the world. In women’s hair color, the Company markets brands, including Revlon ColorSilk, with patented ingredients which offer radiant, rich color with conditioning. Revlon ColorSilk Luminista, a line extension to Revlon ColorSilk, is designed to add vibrant color and high shine to naturally dark hair.

Beauty Tools - Revlon:    The Company sells Revlon beauty tools, which include nail, eye and manicure and pedicure grooming tools, such as clippers, scissors, files, tweezers, eye lash curlers and a full line of makeup brushes under the Revlon brand name. Revlon beauty tools are sold individually and in sets.

Cosmetics — Almay:    The Company’s Almay brand consists of hypo-allergenic, dermatologist-tested, fragrance-free cosmetics and skincare products. Almay products include face and eye makeup and makeup removers.

Within the face category, Almay Smart Shade offers patented ingredients for foundation, pressed powder and concealer that are designed to match consumer skin tones. The Almay Smart Shade franchise includes Almay Smart Shade Perfect & Correct Primer, the first skin primer launch for the franchise. Almay Clear Complexion makeup, concealer and treatment gel, have formulas, with patented ingredients, that treat and help prevent blemishes, while providing flawless coverage. Almay TLC Truly Lasting Color makeup and pressed powder have long-wearing formulas that help nourish and protect the skin with coverage that lasts all day. Also, Almay Wake-Up foundation is an innovative powder formula that delivers a radiant, well-rested look, while offering a cooling sensation to the skin. Almay Wake-Up under-eye concealer provides a well-rested look, while reducing the appearance of dark circles and puffiness.

In eye makeup, the flagship brand, Almay Intense i-Color, enhances and intensifies eyes through color-coordinated shades of shadow, liner and mascara for each eye color. Almay Intense i-Color Shadow Trios, which include Almay Intense i-Color Smoky-i, Almay Intense i-Color Satin-i and Almay Intense i-Color Shimmer-i kits helps the consumer to apply shadow with ease. The Almay Intense i-Color shadow stick is a dual-tipped shadow stick designed to simpify application and to provide a long-lasting, crease free look. The Almay One Coat mascara franchise includes products for lash thickening and visible lengthening, and the patented Almay Triple Effect mascara offers a more dramatic look. Almay One Coat Get Up & Grow mascara provides instant visible lengthening, while conditioning to promote long-term lash health. Almay eye makeup removers are offered in a range of eraser sticks, pads and towelettes.

Cosmetics — Sinful Colors: The Company’s Sinful Colors brand consists primarily of value-priced nail enamels, available in many bold, vivid and on-trend colors.

Anti-perspirant deodorants:    In the anti-perspirant deodorants product category, the Company markets Mitchum anti-perspirant products, with patented ingredients, in many countries. Mitchum Advanced Control, a line of stick/solid anti-perspirants offered in five fragrances, delivers a new formula featuring FreshDefense technology, which offers the highest level of active ingredient for maximum protection against wetness and odor.

Fragrances:    The Company sells a selection of moderately-priced fragrances, including perfumes, eau de toilettes, colognes and body sprays. The Company’s portfolio includes fragrances under globally-recognized brand names such as Charlie and Jean Naté.

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

The Company also uses cooperative advertising programs, Company-paid or Company-subsidized demonstrators, and coordinated in-store promotions and displays. Other marketing materials designed to introduce the Company’s newest products to consumers and encourage trial and purchase in-store include trial-size products and couponing. Additionally, the Company maintains separate websites, www.revlon.com, www.almay.com and www.mitchum.com devoted to the Revlon, Almay and Mitchum brands, respectively. Each of these websites feature product and promotional information for the brands and are updated regularly to stay current with the Company’s new product launches and other advertising and promotional campaigns.

New Product Development and Research and Development

The Company believes that it is an industry leader in the development of innovative and technologically-advanced cosmetics and beauty products. The Company’s marketing and research and development groups identify consumer needs and shifts in consumer preferences in order to develop new products, introduce line extensions and promotions and redesign or reformulate existing products to satisfy such needs or preferences. The Company’s research and development group is comprised of departments specialized in the technologies critical to the Company’s various product categories. The Company has a global cross-functional product development process, including a rigorous process for the continuous development and evaluation of new product concepts, led by executives in marketing, sales, research and development, operations, law and finance. This process has improved the Company’s new product commercialization process and created a comprehensive, long-term portfolio strategy which is intended to optimize the Company’s ability to regularly bring to market innovative new product offerings and to effectively manage the Company’s product portfolio.

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

As of December 31, 2011, the Company employed approximately 140 people in its research and development activities, including specialists in pharmacology, toxicology, chemistry, microbiology, engineering, biology, dermatology and quality control. In 2011, 2010 and 2009, the Company spent $23.8 million, $24.0 million and $23.9 million, respectively, on research and development activities.

Manufacturing and Related Operations and Raw Materials

During 2011, the Company’s cosmetics and/or personal care products were produced at the Company’s facilities in North Carolina, Venezuela, France and South Africa and at third-party facilities around the world. However, in June 2011, the Company’s facility in Venezuela was destroyed by a fire, see “Fire at Revlon Venezuela Facility,” within Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations, for further discussion.

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

Distribution

The Company’s products are sold in more than 100 countries across six continents. The Company utilizes a dedicated sales force in those countries where the Company maintains operations, and also utilizes sales representatives and independent distributors to serve certain territories and related distribution channels.

United States.    Net sales in the U.S. accounted for approximately 55% of the Company’s 2011 net sales, more than a majority of which were made in the mass retail channel. The Company also sells a broad range of its products to U.S. Government military exchanges and commissaries. The Company licenses its trademarks to select manufacturers for complementary beauty-related products and accessories that the Company believes have the potential to extend the Company’s brand names and image. As of December 31, 2011, eleven (11) of such licenses were in effect relating to eighteen (18) product categories, which are marketed principally in the mass-retail distribution channel. Pursuant to such licenses, the Company retains strict control over product design and development, product quality, advertising and the use of its trademarks. These licensing arrangements offer opportunities for the Company to generate revenues and cash flow through royalties and renewal fees, some of which are prepaid from time to time.

The Company’s retail merchandisers stock and maintain the Company’s point-of-sale wall displays intended to ensure that high-selling SKUs are in stock and to ensure the optimal presentation of the Company’s products in retail outlets.

Outside of the United States.    Net sales outside the U.S. accounted for approximately 45% of the Company’s 2011 net sales. The five countries outside the U.S. with the highest net sales were South Africa, Australia, Canada, the U.K. and China, which together accounted for approximately 24% of the Company’s 2011 net sales. The Company distributes its products through drug stores and chemist shops, hypermarkets, mass volume retailers, general merchandise stores, department stores and specialty stores, such as perfumeries. At December 31, 2011, the Company actively sold its products through wholly-owned subsidiaries established in 14 countries outside of the U.S. and through a large number of distributors and licensees elsewhere around the world.

Customers

The Company’s principal customers include large mass volume retailers and chain drug stores, including such well-known retailers as Walmart, Walgreens, CVS and Target in the U.S., Shoppers DrugMart in Canada, A.S. Watson & Co. retail chains in Asia Pacific and Europe and Boots in the U.K. Walmart and its affiliates worldwide accounted for approximately 22% of the Company’s 2011 consolidated net sales. As is customary in the consumer products industry, none of the Company’s customers is under an obligation to continue purchasing products from the Company in the future. The Company expects that Walmart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company’s net sales. (See Item 1A. “Risk Factors—The Company depends on a limited number of customers for a large portion of its net sales and the loss of one or more of these customers could reduce the Company’s net sales and have a material adverse effect on the Company’s business, financial condition and/or results of operations”).

Competition

The consumer products business is highly competitive. The Company competes primarily by:

•	developing quality products with innovative performance features, shades, finishes, components and packaging;

•	educating consumers about the benefits of the Company’s products;

•	anticipating and responding to changing consumer demands in a timely manner, including the timing of new product introductions and line extensions;

•	offering attractively priced products relative to the product benefits provided;

•	maintaining favorable brand recognition;

•	generating competitive margins and inventory turns for its retail customers by providing relevant products and executing effective pricing, incentive and promotion programs;

•	ensuring product availability through effective planning and replenishment collaboration with retailers;

•	providing strong and effective advertising, marketing, promotion and merchandising support;

•	maintaining an effective sales force; and

•	obtaining and retaining sufficient retail floor space, optimal in-store positioning and effective presentation of its products at retail.

The Company competes in selected product categories against a number of multi-national manufacturers. In addition to products sold in the mass retail channel and demonstrator-assisted channels, the Company’s products also compete with similar products sold in prestige and department stores, television shopping, door-to-door, specialty stores, the internet, perfumeries and other distribution outlets. The Company’s competitors include, among others, L’Oréal S.A., The Procter & Gamble Company, Avon Products, Inc. and The Estée Lauder Companies Inc. (See Item 1A. “Risk Factors—Competition in the consumer products business could have a material adverse effect on the Company’s business, financial condition and/or results of operations”).

Patents, Trademarks and Proprietary Technology

The Company’s major trademarks are registered in the U.S. and in over 150 other countries, and the Company considers trademark protection to be very important to its business. Significant trademarks include Revlon, Revlon ColorStay, Revlon Age Defying makeup with Botafirm, Revlon Age Defying with DNA Advantage, Revlon PhotoReady, Revlon Super Lustrous, Almay, Almay Smart Shade, Sinful Colors, Mitchum, Charlie, Jean Naté, Revlon ColorSilk and, outside the U.S., Gatineau and Ultima II. The Company regularly renews its trademark registrations in the ordinary course of business.

The Company utilizes certain proprietary and/or patented technologies in the formulation, packaging or manufacture of a number of the Company’s products, including, among others, Revlon ColorStay cosmetics, including Revlon ColorStay Mineral blush and foundation, Revlon ColorStay Ultimate liquid lipstick and Revlon New Complexion makeup; Revlon PhotoReady foundation; Revlon Age Defying cosmetics; Fabulash mascara; Almay Smart Shade makeup; Almay Intense i-Color eye makeup; Almay Clear Complexion makeup; Revlon ColorSilk hair color; Mitchum anti-perspirant; and the Revlon Pedi-Expert pedicure tool. The Company also protects certain of its packaging and component concepts through patents. The Company considers its proprietary technology and patent protection to be important to its business.

The Company files patents in the ordinary course of business on certain of the Company’s new technologies. Patents in the U.S. are effective for up to 20 years and international patents are generally effective for up to 20 years. The patents that the Company currently has in place expire at various times between 2015 and 2031 and the Company expects to continue to file patent applications on certain of its technologies in the ordinary course of business in the future.

Government Regulation

The Company is subject to regulation by the Federal Trade Commission (the “FTC”) and the Food and Drug Administration (the “FDA”) in the U.S., as well as various other federal, state, local and foreign regulatory authorities, including those in the European Union (the “EU”), Canada and other countries in which the Company operates. The Company’s Oxford, North Carolina manufacturing facility is registered with the FDA as a drug manufacturing establishment, permitting the manufacture of cosmetics that contain over-the-counter drug ingredients, such as sunscreens and anti-perspirants. Compliance with federal, state, local and foreign laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, a material effect on the Company’s capital expenditures, earnings or competitive position. Regulations in the U.S., the EU, Canada and in other countries in which the Company operates that are designed to protect consumers or the environment have an increasing influence on the Company’s product claims, ingredients and packaging. (See “Risk Factors – The Company’s products are subject to federal, state and international regulations that could adversely affect the Company’s business, financial condition and/or results of operations”).

Industry Segments, Foreign and Domestic Operations

The Company operates in a single segment. Certain of the Company’s geographic, financial and other information is set forth in the Consolidated Statements of Income and Note 19, “Geographic, Financial and Other Information,” to the Company’s Consolidated Financial Statements.

Employees

As of December 31, 2011, the Company employed approximately 5,200 people. As of December 31, 2011, approximately 20 of such employees in the U.S. were covered by collective bargaining agreements. The Company believes that its employee relations are satisfactory.

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

Products Corporation has a substantial amount of outstanding indebtedness. As of December 31, 2011, the Company’s total indebtedness was $1,227.9 million, primarily including $796.0 million aggregate principal amount outstanding under the 2011 Term Loan Facility, $330.0 million in aggregate principal face amount outstanding of Products Corporation’s 9 3/4% Senior Secured Notes and $107.0 million aggregate principal amount outstanding under the Senior Subordinated Term Loan (which is comprised of $58.4 million of indebtedness due to MacAndrews & Forbes under the Non-Contributed Loan (as hereinafter defined) and $48.6 million of indebtedness due to Revlon, Inc. under the Contributed Loan (as hereinafter defined)). While the Company achieved net income of $64.0 million and $324.3 million (which included non-cash benefits of $16.9 million and $248.5 million related to reductions of the Company’s deferred tax valuation allowance at December 31, 2011 and 2010, respectively) for the years ended December 31, 2011 and 2010, respectively, if the Company is unable to achieve sustained profitability and free cash flow in future periods, it could adversely affect the Company’s operations and Products Corporation’s ability to service its debt.

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

Although agreements governing Products Corporation’s indebtedness, including the 2011 Credit Agreements, the 9 3/4% Senior Secured Notes Indenture and the Senior Subordinated Term Loan Agreement, limit Products Corporation’s ability to borrow additional money, under certain circumstances Products Corporation is allowed to borrow a significant amount of additional money, some of which, in certain circumstances and subject to certain limitations, could be secured indebtedness. To the extent that more debt is added to the Company’s current debt levels, the risks described above may increase.

Products Corporation’s ability to pay the principal of its indebtedness depends on many factors.

The 2011 Term Loan Facility matures in November 2017, the 2011 Revolving Credit Facility matures in June 2016, the Contributed Loan under the Senior Subordinated Term Loan matures in October 2013, the Non-Contributed Loan under the Senior Subordinated Term Loan matures in October 2014, and the 9 3/4% Senior Secured Notes mature in November 2015. Products Corporation currently anticipates that, in order to pay the principal amount of its outstanding indebtedness upon the occurrence of any event of default, to repurchase its 9 3/4% Senior Secured Notes if a change of control occurs or in the event that Products Corporation’s cash flows from operations are insufficient to allow it to pay the principal amount of its indebtedness at maturity, the Company may be required to refinance Products Corporation’s indebtedness, seek to sell assets or operations, seek to sell additional debt securities of Products Corporation or seek additional capital contributions or loans from MacAndrews & Forbes, Revlon, Inc. or from the Company’s other affiliates and/or third parties. The Company may be unable to take any of these actions, because of a variety of commercial or market factors or constraints in Products Corporation’s debt instruments, including, for example, market conditions being unfavorable for an equity or debt issuance, additional capital contributions or loans not being available from affiliates and/or third parties, or that the transactions may not be permitted under the terms of the various debt instruments then in effect, such as due to restrictions on the incurrence of debt, incurrence of liens, asset dispositions and/or related party transactions. Such actions, if ever taken, may not enable the Company to satisfy its cash requirements or enable Products Corporation to comply with the financial covenants under the 2011 Credit Agreements if the actions do not result in sufficient savings or generate a sufficient amount of additional capital, as the case may be.

None of the Company’s affiliates are required to make any capital contributions, loans or other payments to Products Corporation regarding its obligations on its indebtedness. Products Corporation may not be able to pay the principal amount of its indebtedness using any of the above actions because, under certain circumstances, the 9 3/4% Senior Secured Notes Indenture or any of its other debt instruments (including the 2011 Credit Agreements and the Senior Subordinated Term Loan Agreement) or the debt instruments of Products Corporation’s subsidiaries then in effect may not permit the Company to take such actions. (See “Restrictions and covenants in Products Corporation’s debt agreements limit its ability to take certain actions and impose consequences in the event of failure to comply”).

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

Agreements governing Products Corporation’s outstanding indebtedness, including the 2011 Credit Agreements, the 9 3/4% Senior Secured Notes Indenture and the Senior Subordinated Term Loan Agreement, contain a number of significant restrictions and covenants that limit Products Corporation’s ability (subject in each case to limited exceptions) to, among other things:

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

In addition, the 2011 Credit Agreements contain financial covenants limiting Products Corporation’s first-lien senior secured debt-to-EBITDA ratio (in the case of the 2011 Term Loan Agreement) and, under certain circumstances, requiring Products Corporation to maintain a minimum consolidated fixed charge coverage ratio (in the case of the 2011 Revolving Credit Agreement). These covenants affect Products Corporation’s operating flexibility by, among other things, restricting its ability to incur expenses and indebtedness that could be used to fund the costs of executing the Company’s business strategy and to grow the Company’s business, as well as to fund general corporate purposes.

A breach of the 2011 Credit Agreements would permit Products Corporation’s lenders to accelerate amounts outstanding under the 2011 Credit Agreements, which would in turn constitute an event of default under the Senior Subordinated Term Loan Agreement and the 9 3/4% Senior Secured Notes Indenture, if the amount accelerated exceeds $25.0 million and such default remains uncured for 10 days following notice from MacAndrews & Forbes with respect to the Non-Contributed Loan or the trustee or the holders of at least 30% of the outstanding principal amount of the notes under the 9 3/4% Senior Secured Notes Indenture. In addition, holders of Products Corporation’s outstanding 9 3/4% Senior Secured Notes may require Products Corporation to repurchase their respective notes in the event of a change of control under the 9 3/4% Senior Secured Notes Indenture. Upon a change of control, Products Corporation would be required, after fulfilling its repayment obligations under the 9 3/4% Senior Secured Notes Indenture, to repay in full the Senior Subordinated Term Loan, provided that Revlon, Inc. at such time has redeemed or is then concurrently redeeming all of the shares of Revlon, Inc.’s Series A preferred stock, par value $0.01 per share (the “Preferred Stock”). (See “Products Corporation’s ability to pay the principal of its indebtedness depends on many factors”). Products Corporation may not have sufficient funds at the time of any such breach of any such covenant or change of control to repay in full the borrowings under the 2011 Credit Agreements or the Senior Subordinated Term Loan Agreement or to repurchase or redeem its outstanding 9 3/4% Senior Secured Notes.

Events beyond the Company’s control could impair the Company’s operating performance, which could affect Products Corporation’s ability to comply with the terms of Products Corporation’s debt instruments. Such events may include decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel; adverse changes in currency exchange rates and/or currency controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors; changes in consumer purchasing habits, including with respect to shopping channels; retailer inventory management; retailer space reconfigurations or reductions in retailer display space; changes in retailer pricing or promotional strategies; less than anticipated results from the Company’s existing or new products or from its advertising, promotional and/or marketing plans; or if the Company’s expenses, including, without limitation, for pension expense under its benefit plans, insurance premiums, advertising, promotional and/or marketing activities or for sales returns related to any reduction of retail space, product discontinuances or otherwise, exceed the anticipated level of expenses.

Under such circumstances, Products Corporation may be unable to comply with the provisions of Products Corporation’s debt instruments, including the financial covenants in the 2011 Credit Agreements. If Products Corporation is unable to satisfy such covenants or other provisions at any future time, Products Corporation would need to seek an amendment or waiver of such financial covenants or other provisions. The respective lenders under the 2011 Credit Agreements may not consent to any amendment or waiver requests that Products Corporation may make in the future, and, if they do consent, they may not do so on terms which are favorable to Products Corporation and/or Revlon, Inc.

In the event that Products Corporation is unable to obtain any such waiver or amendment, Products Corporation’s inability to meet the financial covenants or other provisions of the 2011 Credit Agreements would constitute an event of default under the 2011 Credit Agreements, which would permit the bank lenders to accelerate the 2011 Credit Agreements, which in turn would constitute an event of default under the Senior Subordinated Term Loan Agreement and the 9 3/4% Senior Secured Notes Indenture, if the amount accelerated exceeds $25.0 million and such default remains uncured for 10 days following notice from MacAndrews & Forbes with respect to the Non-Contributed Loan or the trustee or the holders of at least 30% of the outstanding principal amount of the outstanding notes under the 9 3/4% Senior Secured Notes Indenture.

Products Corporation’s assets and/or cash flow and/or that of Products Corporation’s subsidiaries may not be sufficient to fully repay borrowings under its outstanding debt instruments, either upon maturity or if accelerated upon an event of default, and if Products Corporation is required to repurchase its outstanding 9 3/4% Senior Secured Notes or repay the Senior Subordinated Term Loan or repay the 2011 Credit Agreements upon a change of control, Products Corporation may be unable to refinance or restructure the payments on such debt. Further, if Products Corporation is unable to repay, refinance or restructure its indebtedness under the 2011 Credit Agreements and/or the 9 3/4% Senior Secured Notes, the lenders and the noteholders, as applicable, subject to certain conditions and limitations as set forth in the third amended and restated intercreditor agreement, could proceed against the collateral securing that indebtedness.

Limits on Products Corporation’s borrowing capacity under the 2011 Revolving Credit Facility may affect the Company’s ability to finance its operations.

While the 2011 Revolving Credit Facility currently provides for up to $140.0 million of commitments, Products Corporation’s ability to borrow funds under this facility is limited by a borrowing base determined relative to the value, from time to time, of eligible accounts receivable and eligible inventory in the U.S. and the U.K. and eligible real property and equipment in the U.S.

If the value of these eligible assets is not sufficient to support the full $140.0 million borrowing base, Products Corporation will not have full access to the 2011 Revolving Credit Facility, but rather could have access to a lesser amount determined by the borrowing base. As Products Corporation continues to manage its working capital, this could reduce the borrowing base under the 2011 Revolving Credit Facility. Further, if Products Corporation borrows funds under this facility, subsequent changes in the value or eligibility of the assets within the borrowing base could cause Products Corporation to be required to pay down the amounts outstanding so that there is no amount outstanding in excess of the then-existing borrowing base.

Products Corporation’s ability to borrow under the 2011 Revolving Credit Facility is also conditioned upon its compliance with other covenants in the 2011 Revolving Credit Agreement, including a fixed charge coverage ratio that applies when the difference between (1) the borrowing base under the 2011 Revolving Credit Facility and (2) the amounts outstanding under such facility is less than $20.0 million. Because of these limitations, Products Corporation may not always be able to meet its cash requirements with funds borrowed under the 2011 Revolving Credit Facility, which could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

At December 31, 2011, the 2011 Term Loan Facility was fully drawn, with $796.0 million aggregate principal amount outstanding, and the Company had a liquidity position of $228.0 million, consisting of cash and cash equivalents (net of any outstanding checks) of $100.7 million, as well as $127.3 million in available borrowings under the 2011 Revolving Credit Facility, based upon the calculated borrowing base less $11.1 million outstanding letters of credit and nil then drawn under the 2011 Revolving Credit Facility at such date.

The 2011 Revolving Credit Facility is syndicated to a group of banks and financial institutions. Each bank is responsible to lend its portion of the $140.0 million commitment if and when Products Corporation seeks to draw under the 2011 Revolving Credit Facility. The lenders may assign their commitments to other banks and financial institutions in certain cases without prior notice to Products Corporation. If a lender is unable to meet its lending commitment, then the other lenders under the 2011 Revolving Credit Facility have the right, but not the obligation, to lend additional funds to make up for the defaulting lender’s commitment, if any. While Products Corporation has never had any of its lenders under the 2011 Revolving Credit Facility fail to fulfill their lending commitment, economic conditions from late 2008 through 2011 and the volatility in the financial markets during that time period have impacted the liquidity and financial condition of certain banks and financial institutions. Based on information available to the Company, the Company has no reason to believe that any of the lenders under Products Corporation’s 2011 Revolving Credit Facility would be unable to fulfill their commitments to lend as of December 31, 2011. However, if one or more lenders under the 2011 Revolving Credit Facility were unable to fulfill their commitment to lend, such inability would impact the Company’s liquidity and, depending upon the amount involved and the Company’s liquidity requirements, could have an adverse effect on the Company’s ability to fund its operations, which could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

A substantial portion of Products Corporation’s indebtedness is subject to floating interest rates.

A substantial portion of Products Corporation’s indebtedness is subject to floating interest rates, which makes the Company more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates or a downturn in the Company’s business. As of December 31, 2011, $793.5 million of Products Corporation’s total indebtedness, or approximately 65% of Products Corporation’s total indebtedness, was subject to floating interest rates.

Under the 2011 Term Loan Facility, loans bear interest, at Products Corporation’s option, at either the Eurodollar Rate (as defined in the 2011 Term Loan Agreement) plus 3.50% per annum (provided that in no event shall the Eurodollar Rate (which is based upon LIBOR) be less than 1.25% per annum), or the Alternate Base Rate (as defined in the 2011 Term Loan Agreement) plus 2.50% per annum, which Alternate Base Rate is based on the greater of Citibank, N.A.’s announced base rate and the U.S. federal funds rate plus 0.5% (provided that in no event shall the Alternative Base Rate be less than 2.25% per annum). At December 31, 2011, the Eurodollar Rate, LIBOR and the Alternate Base Rate were 1.25% (as a result of the Eurodollar Rate floor referred to above), 0.59% and 3.25%, respectively. Borrowings under the 2011 Revolving Credit Facility (other than loans in foreign currencies) bear interest at a rate equal to, at Products Corporation’s option, either (i) the Eurodollar Rate plus the applicable margin set forth in the grid below, or (ii) the Alternate Base Rate (as defined in the 2011 Revolving Credit Agreement) plus the applicable margin set forth in the grid below:

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

Based on the amounts outstanding under the 2011 Credit Agreements and other short-term borrowings (which, in the aggregate, are Products Corporation’s only debt currently subject to floating interest rates) as of December 31, 2011, an increase in LIBOR of 1% would increase the Company’s annual interest expense by $8.1 million (assuming that the Eurodollar Rate is at least 1.25% per annum). Increased debt service costs would adversely affect the Company’s cash flow. While Products Corporation may enter into interest hedging contracts, Products Corporation may not be able to do so on a cost-effective basis, any hedging transactions it might enter into may not achieve their intended purpose and shifts in interest rates may have a material adverse effect on the Company’s business, financial condition and/or results of operations.

The Company depends on its Oxford, North Carolina facility for production of a substantial portion of its products. Disruptions at this facility, or at other third party facilities at which the Company’s products are manufactured, could affect the Company’s business, financial condition and/or results of operations.

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

•

the Company’s product pricing strategies for new product launches may not be accepted by its retail customers and/or its consumers, which may result in the Company’s sales being less than it anticipates; and

•

any delays or difficulties impacting the Company’s ability, or the ability of the Company’s suppliers, to timely manufacture, distribute and ship products, displays or display walls in connection with launching new products, such as due to inclement weather conditions or those delays or difficulties discussed under “The Company depends on its Oxford, North Carolina facility for production of a substantial portion of its products. Disruptions at this facility, or at other third party facilities at which the Company’s products are manufactured, could affect the Company’s business, financial condition and/or results of operations” could affect the Company’s ability to ship and deliver products to meet its retail customers’ reset deadlines.

Each of the risks referred to above could delay or impede the Company’s ability to achieve its sales objectives, which could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

The Company’s ability to service its debt and meet its cash requirements depends on many factors, including achieving anticipated levels of revenue and expenses. If such revenue or expense levels prove to be other than as anticipated, the Company may be unable to meet its cash requirements or Products Corporation may be unable to meet the requirements of the financial covenants under the 2011 Credit Agreements, which could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

The Company currently expects that operating revenues, cash on hand, and funds available for borrowing under the 2011 Revolving Credit Agreement and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2012, including cash requirements in connection with the payment of expenses in connection with the continued execution of the Company’s business strategy, insurance premiums, purchases of permanent wall displays, capital expenditure requirements, debt service payments and costs, tax payments and regularly scheduled pension and post-retirement plan contributions, payments in connection with the Company’s restructuring programs, severance not otherwise included in the Company’s restructuring programs and debt repurchases.

If the Company’s anticipated level of revenue is not achieved, however, because of, for example, decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel; adverse changes in currency exchange rates and/or currency controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors; changes in consumer purchasing habits, including with respect to shopping channels; retailer inventory management; retailer space reconfigurations or reductions in retailer display space; changes in retailer pricing or promotional strategies; less than anticipated results from the Company’s existing or new products or from its advertising, promotional and/or marketing plans; or if the Company’s expenses, including, without limitation, for pension expense under its benefit plans, insurance premiums, advertising, promotional or marketing activities or for sales returns related to any reduction of retail space, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet its cash requirements. In addition, such developments, if significant, could reduce the Company’s revenues and could adversely affect Products Corporation’s ability to comply with certain financial covenants under the 2011 Credit Agreements.

If operating revenues, cash on hand and funds available for borrowing are insufficient to cover the Company’s expenses or are insufficient to enable Products Corporation to comply with the financial covenants under the 2011 Credit Agreements, the Company could be required to adopt one or more of the alternatives listed below:

•	delaying the implementation of or revising certain aspects of the Company’s business strategy;

•	reducing or delaying purchases of wall displays or advertising, promotional or marketing expenses;

•	reducing or delaying capital spending;

•	implementing new restructuring programs;

•	refinancing Products Corporation’s indebtedness;

•	selling assets or operations;

•	seeking additional capital contributions and/or loans from MacAndrews & Forbes, Revlon, Inc., the Company’s other affiliates and/or third parties;

•	selling additional debt securities of Products Corporation; or

•	reducing other discretionary spending.

There can be no assurance that the Company would be able to take any of these actions, because of a variety of commercial or market factors or constraints in Products Corporation’s debt instruments, including, for example, market conditions being unfavorable for a debt issuance, additional capital contributions or loans not being available from affiliates and/or third parties, or that the transactions may not be permitted under the terms of Products Corporation’s various debt instruments then in effect, such as due to restrictions on the incurrence of debt, incurrence of liens, asset dispositions and/or related party transactions. If the Company is required to take any of these actions, it could have a material adverse effect on its business, financial condition and/or results of operations.

Such actions, if ever taken, may not enable the Company to satisfy its cash requirements or enable Products Corporation to comply with the financial covenants under the 2011 Credit Agreements if the actions do not result in sufficient savings or generate a sufficient amount of additional capital, as the case may be. (See “Restrictions and covenants in Products Corporation’s debt agreements limit its ability to take certain actions and impose consequences in the event of failure to comply” which discusses, among other things, the consequences of noncompliance with Products Corporation’s credit agreement covenants).

Economic conditions could have a material adverse effect on the Company’s business, financial condition and/or results of operations or on the financial condition of its customers and suppliers.

The economic conditions, both in the U.S. and in many other countries where the Company operates, have contributed and may continue to contribute to high unemployment levels, lower consumer spending and reduced credit availability, and have impacted business and consumer confidence. Such conditions could have an impact on consumer purchases and/or retail customer purchases of the Company’s products, which could result in a reduction of net sales, operating income and/or cash flows. Additionally, disruptions in the credit and other financial markets and economic conditions could, among other things, impair the financial condition of one or more of the Company’s customers or suppliers, thereby increasing the risk of customer bad debts or non-performance by suppliers. These conditions could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

The Company depends on a limited number of customers for a large portion of its net sales and the loss of one or more of these customers could reduce the Company’s net sales and have a material adverse effect on the Company’s business, financial condition and/or results of operations.

In 2011, 2010 and 2009, Walmart, Inc. accounted for approximately 22%, 22% and 23%, respectively, of the Company’s worldwide net sales. The Company expects that for future periods, Walmart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company’s net sales. These customers have demanded, and may continue to demand, increased service and other accommodations. The Company may be affected by changes in the policies and demands of its retail customers relating to service levels, inventory de-stocking, pricing and promotional strategies or limitations on access to wall display space. As is customary in the consumer products industry, none of the Company’s customers is under an obligation to continue purchasing products from the Company in the future.

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

Declines in the U.S. and global financial markets in late 2008 resulted in significant declines in pension plan assets for 2008, which resulted in increased pension expense for 2009 and increased cash contributions to the Company’s pension plans for 2010 and beyond. Future volatility in the financial markets may further affect the Company’s return on pension plan assets for 2012 and in subsequent years. Interest rate levels will affect the discount rate used to value the Company’s year-end pension benefit obligations. One or more of these factors, individually or taken together, could further impact required cash contributions to the Company’s pension plans and pension expense in 2012 and beyond. Any one or more of these conditions could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

The Company may be unable to maintain or increase its sales through the Company’s primary distribution channels, which could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

In the U.S., mass volume retailers and chain drug and food stores currently are the primary distribution channels for the Company’s products. Additionally, other channels, including prestige and department stores, television shopping, door-to-door, specialty stores, the internet, perfumeries and other distribution outlets, combine to account for a significant amount of sales of cosmetics and beauty care products. A decrease in consumer demand in the U.S. mass retail channel for color cosmetics, retailer inventory management, changes in retailer pricing or promotional strategies, a reduction in retailer display space and/or a change in consumers’ purchasing habits, such as by buying more cosmetics and beauty care products in channels in which the Company does not currently compete, could impact the sales of the Company’s products through these distribution channels, which could reduce the Company’s net sales and which could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

Competition in the cosmetics and beauty care products business could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

The cosmetics and beauty care products business is highly competitive. The Company competes primarily by:

•	developing quality products with innovative performance features, shades, finishes and packaging;

•	educating consumers about the benefits of the Company’s products;

•	anticipating and responding to changing consumer demands in a timely manner, including the timing of new product introductions and line extensions;

•	offering attractively priced products, relative to the product benefits provided;

•	maintaining favorable brand recognition;

•	generating competitive margins and inventory turns for the Company’s retail customers by providing relevant products and executing effective pricing, incentive and promotion programs;

•	ensuring product availability through effective planning and replenishment collaboration with retailers;

•	providing strong and effective advertising, promotion, marketing and merchandising support;

•	maintaining an effective sales force; and

•	obtaining and retaining sufficient retail display space, optimal in-store positioning and effective presentation of the Company’s products at retail.

An increase in or change in the current level of competition that the Company faces could have a material adverse effect on our business, financial condition and results of operations.

In addition, the Company competes against a number of multi-national manufacturers, some of which are larger and have substantially greater resources than the Company, and which may therefore have the ability to spend more aggressively than the Company on advertising, promotions and marketing and have more flexibility than the Company to respond to changing business and economic conditions. In addition to products sold in the mass retail channel, the Company’s products also compete with similar products sold through other channels, including prestige and department stores, television shopping, door-to-door, specialty stores, the internet, perfumeries and other distribution outlets.

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

The Company’s foreign operations are subject to a variety of social, political and economic risks and have been, and are expected to continue to be, affected by foreign currency fluctuations and/or currency controls, which could adversely affect the results of the Company’s business, financial condition and/or results of operations and the value of its foreign assets.

As of December 31, 2011, the Company had operations based in 14 foreign countries and its products were sold throughout the world. The Company is exposed to the risk of changes in social, political and economic conditions, including inflation, inherent in operating in foreign countries, including those in Asia, Eastern

Europe, Latin America (including Venezuela) and South Africa, which could adversely affect the Company’s business, financial condition and/or results of operations. Such changes include changes in the laws and policies that govern foreign investment in countries where the Company has operations, hyperinflation, currency devaluation, currency controls, changes in consumer purchasing habits including as to shopping channels, as well as, to a lesser extent, changes in U.S. laws and regulations relating to foreign trade and investment.

The Company’s subsidiary in Venezuela (“Revlon Venezuela”) accounted for approximately 2% and 3% of the Company’s net sales for the years ended December 31, 2011 and 2010, respectively. Effective January 1, 2010, Venezuela was designated as a highly inflationary economy under U.S. GAAP and as a result of the hyperinflationary designation and devaluation of the local currency in Venezuela, the Company’s results of operations in 2010 were adversely impacted.

Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of Revlon Venezuela to obtain U.S. dollars in exchange for local currency at the official foreign exchange rates. As a result, during 2011, the Company used alternative foreign currency markets with less favorable exchange rates to access U.S. Dollars, which adversely impacted the Company’s results of operations. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources – Impact of Foreign Currency Translation - Venezuela” for details).

The Company’s net sales outside of the U.S. for the years ended December 31, 2011, 2010 and 2009 were approximately 45%, 45% and 42% of the Company’s total consolidated net sales, respectively. Fluctuations in foreign currency exchange rates have affected and may continue to affect the Company’s results of operations and the value of its foreign assets in 2011 and 2012, respectively, which in turn may adversely affect the Company’s reported net sales and earnings and the comparability of period-to-period results of operations.

Products Corporation enters into foreign currency forward exchange contracts to hedge certain net cash flows denominated in foreign currencies. The foreign currency forward exchange contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in foreign currencies and generally have maturities of less than one year. At December 31, 2011, the notional amount of Products Corporation’s foreign currency forward exchange contracts was $58.4 million. The foreign currency forward exchange contracts that Products Corporation enters into may not adequately protect against foreign currency fluctuations.

The March 2011 disaster in Japan and its aftermath could impact the Company’s global supply chain from Japan, which could adversely affect the Company’s business, financial condition and/or results of operations.

The Company is continuing to assess the potential impact of the March 2011 disaster in Japan and its aftermath on the Company’s global supply chain. The Company purchases materials from suppliers in Japan and from other suppliers who source materials from suppliers in Japan. Any significant interruption in the supply of materials from Japan could adversely affect the Company’s global supply chain and its ability to produce certain products, most of which are sold globally.

Terrorist attacks, acts of war or military actions may adversely affect the territories in which the Company operates and the Company’s business, financial condition and/or results of operations.

On September 11, 2001, the U.S. was the target of terrorist attacks of unprecedented scope. These attacks contributed to major instability in the U.S. and other financial markets and reduced consumer confidence. These terrorist attacks, as well as terrorist attacks such as those that have occurred in Madrid, Spain and London, England, attempted attacks, military responses to terrorist attacks and future developments, or other military actions, may adversely affect prevailing economic conditions, resulting in reduced consumer spending and reduced demand for the Company’s products. These developments subject the Company’s worldwide operations to increased risks and, depending on their magnitude, could reduce net sales and therefore could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

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

The failure of the Company’s information technology systems could disrupt the Company’s business operations which could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

The operation of the Company’s business depends on its information technology systems. The Company relies on its information technology systems to effectively manage, among other things, the Company’s business data, communications, supply chain, inventory management, customer order entry and order fulfillment, processing transactions, summarizing and reporting results of operations, human resources benefits and payroll management, complying with regulatory, legal or tax requirements and other processes and data necessary to manage the Company’s business. The failure of the Company’s information technology systems to perform as the Company anticipates could disrupt the Company’s business and could result in, among other things, transaction errors, processing inefficiencies, loss of data and the loss of sales and customers, which could cause the Company’s business and results of operations to suffer. In addition, the Company’s information technology systems may be vulnerable to damage or interruption from circumstances beyond the Company’s control, including, without limitation, fire, natural disasters, power outages, systems failure, system conversions, security breaches, cyber-attacks, viruses and/or human error. In any such event, the Company could be required to make a significant investment to fix or replace its information technology systems, and the Company could experience interruptions in its ability to service its customers. Any such damage or interruption could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

Shares of Revlon, Inc. Class A Common Stock and Products Corporation’s capital stock are pledged to secure various of Revlon, Inc.’s and/or other of the Company’s affiliates’ obligations and foreclosure upon these shares or dispositions of shares could result in the acceleration of debt under the 2011 Credit Agreements and the 9 3/4% Senior Secured Notes Indenture and could have other consequences.

All of Products Corporation’s shares of common stock are pledged to secure Revlon, Inc.’s guarantee under the 2011 Credit Agreements and the 9 3/4% Senior Secured Notes. MacAndrews & Forbes has advised the Company that it has pledged shares of Revlon, Inc.’s Class A Common Stock to secure certain obligations of MacAndrews & Forbes. Additional shares of Revlon, Inc. and shares of common stock of intermediate holding companies between Revlon, Inc. and MacAndrews & Forbes may from time to time be pledged to secure obligations of MacAndrews & Forbes. A default under any of these obligations that are secured by the pledged shares could cause a foreclosure with respect to such shares of Revlon, Inc.’s Class A Common Stock, Products Corporation’s common stock or stock of intermediate holding companies between Revlon, Inc. and MacAndrews & Forbes.

A foreclosure upon any such shares of common stock or dispositions of shares of Revlon, Inc.’s Class A Common Stock, Products Corporation’s common stock or stock of intermediate holding companies between Revlon, Inc. and MacAndrews & Forbes which are beneficially owned by MacAndrews & Forbes could, in a sufficient amount, constitute a “change of control” under the 2011 Credit Agreements, the Senior Subordinated Term Loan Agreement and the 9 3/4% Senior Secured Notes Indenture. A change of control constitutes an event of default under the 2011 Credit Agreements, which would permit Products Corporation’s lenders to accelerate amounts outstanding under the 2011 Credit Facilities. In addition, holders of the 9 3/4% Senior Secured Notes may require Products Corporation to repurchase their respective notes under those circumstances. Upon a change of control, Products Corporation would also be required, after fulfilling its repayment obligations under the 9 3/4% Senior Secured Notes Indenture, to repay in full the Senior Subordinated Term Loan, provided that Revlon, Inc. at such time has redeemed or is then concurrently redeeming the Preferred Stock.

Products Corporation may not have sufficient funds at the time of any such change of control to repay in full the borrowings under the 2011 Credit Facilities or to repurchase or redeem the 9 3/4% Senior Secured Notes and/or to repay the Contributed Loan that Revlon, Inc. expects to use to redeem the Preferred Stock and/or repay the

Non-Contributed Loan. (See “The Company’s ability to service its debt and meet its cash requirements depends on many factors, including achieving anticipated levels of revenue and expenses. If such revenue or expense levels prove to be other than as anticipated, the Company may be unable to meet its cash requirements or Products Corporation may be unable to meet the requirements of the financial covenants under the 2011 Credit Agreements, which could have a material adverse effect on the Company’s business, financial condition and/or results of operations”).

MacAndrews & Forbes has the power to direct and control the Company’s business.

MacAndrews & Forbes is wholly-owned by Ronald O. Perelman. Mr. Perelman, through MacAndrews & Forbes, beneficially owned, at December 31, 2011, approximately 78% of Revlon, Inc.’s outstanding Class A and Class B Common Stock (representing approximately 77% of the combined voting power of Revlon, Inc.’s Class A Common Stock, Class B Common Stock and Preferred Stock). As a result, MacAndrews & Forbes is able to control the election of the entire Board of Directors of Revlon, Inc. and Products Corporation (as it is a wholly owned subsidiary of Revlon, Inc.) and controls the vote on all matters submitted to a vote of Revlon, Inc.’s and Products Corporation’s stockholders, including the approval of mergers, consolidations, sales of some, all or substantially all of the Company’s assets, issuances of capital stock and similar transactions.

Item 1B.	Unresolved Staff Comments

None.

Item 2.     Properties

The following table sets forth, as of December 31, 2011, the Company’s major manufacturing, research and warehouse/distribution facilities, all of which are owned except where otherwise noted.

Location	Use	Approximate Floor Space Sq. Ft.

Oxford, North Carolina	Manufacturing, warehousing, distribution and office (a)	1,012,000
Mississauga, Canada	Warehousing, distribution and office (leased)	195,000
Canberra, Australia	Warehousing, distribution and office (leased)	125,000
Edison, New Jersey	Research and office (leased)	123,000
Rietfontein, South Africa	Warehousing, distribution and office (leased)	120,000
Isando, South Africa	Manufacturing, warehousing, distribution and office	94,000
Stone, United Kingdom	Warehousing and distribution (leased)	92,000

(a)	Property subject to liens under the 2011 Credit Agreements.

In addition to the facilities described above, the Company owns and leases additional facilities in various areas throughout the world, including the lease for the Company’s executive offices in New York, New York (approximately 76,500 square feet as of December 31, 2011). Management considers the Company’s facilities to be well-maintained and satisfactory for the Company’s operations, and believes that the Company’s facilities and third party contractual supplier arrangements provide sufficient capacity for its current and expected production requirements.

The Company also owns a facility in Venzuela, that was destroyed by a fire in June 2011. (See “Fire at Revlon Venezuela Facility,” within Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations, for further discussion).

Item 3.    Legal Proceedings

The Company is involved in various routine legal proceedings incident to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the Company’s business, financial condition and/or its results of operations. However, in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period.

Item 4.    [Removed and Reserved by SEC Release Nos. 33-9089A and 34-61175A]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Revlon, Inc. beneficially owns all of the 5,260 outstanding shares of Products Corporation’s common stock, par value $1.00 per share. MacAndrews & Forbes, which is wholly-owned by Ronald O. Perelman, at December 31, 2011 beneficially owned (i) 37,544,640 shares of Revlon, Inc.’s Class A Common Stock, with a par value of $0.01 per share (the “Class A Common Stock”) (25,264,938 shares of which were beneficially owned by MacAndrews & Forbes, 7,718,092 shares of which were owned by a holding company, RCH Holdings One, Inc. (of which each of Mr. Perelman and The Ronald O. Perelman 2008 Trust owns 50% of the shares) and 4,561,610 shares of which were beneficially owned by a family member of Mr. Perelman with respect to which shares MacAndrews & Forbes holds a voting proxy), and (ii) all of the outstanding 3,125,000 shares of Revlon, Inc.’s Class B Common Stock, with a par value of $0.01 per share (the “Class B Common Stock” and together with the Class A Common Stock, the “Common Stock”).

Based on the shares referenced in clauses (i) and (ii) above, and including Mr. Perelman’s 10,000 vested stock options, Mr. Perelman, directly and indirectly, through MacAndrews & Forbes, at December 31, 2011, beneficially owned approximately 77% of Revlon, Inc.’s Class A Common Stock and 100% of Revlon, Inc.’s Class B Common Stock, together representing approximately 78% of the combined Revlon, Inc. Class A and Class B Common Stock, and beneficially owned approximately 66% of the combined Revlon, Inc. Class A and Class B Common Stock and Preferred Stock (representing approximately 77% of the combined voting power of Revlon, Inc.’s Class A and Class B Common Stock and Preferred Stock). The remaining 11,513,368 shares of Class A Common Stock and 9,336,905 shares of Preferred Stock, in each case as outstanding at December 31, 2011, were owned by the public.

There is no established market for Products Corporation’s common stock, as all 5,260 outstanding shares of Products Corporation’s common stock were held by Revlon, Inc. as of December 31, 2011. No cash dividends were declared or paid during 2011 by Products Corporation to Revlon, Inc. or by Revlon, Inc. on its Common Stock. The terms of the 2011 Credit Agreements, the 9 3/4% Senior Secured Notes Indenture and the Senior Subordinated Term Loan Agreement currently restrict Products Corporation’s ability to pay dividends or make distributions to Revlon, Inc., except in limited circumstances.

Item 6.     Selected Financial Data

The Consolidated Statements of Income Data for each of the years in the five-year period ended December 31, 2011 and the Balance Sheet Data as of December 31, 2011, 2010, 2009, 2008 and 2007 are derived from the Company’s Consolidated Financial Statements, which have been audited by an independent registered public accounting firm. The Selected Consolidated Financial Data should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	000000000	000000000	000000000	000000000	000000000
	Year Ended December 31, (in millions, except per share amounts)
	2011(a)	2010 (b)	2009(c)	2008(d)	2007(e)
Statement of Income Data:
Net sales	$1,381.4	$1,321.4	$1,295.9	$1,346.8	$1,367.1

Gross profit	888.8	866.1	821.2	855.9	861.4
Selling, general and administrative expenses	678.1	659.3	619.6	701.6	728.7
Restructuring costs and other, net	-	(0.3)	21.3	(8.4)	7.3
Operating income	210.7	207.1	180.3	162.7	125.4
Interest expense	91.1	96.7	93.0	119.7	135.6
Amortization of debt issuance costs	3.7	4.5	5.5	5.6	3.3
Loss on early extinguishment of debt, net	11.2	9.7	5.8	0.7	0.1
Foreign currency losses (gains), net	4.4	6.3	8.9	0.1	(6.8)
Provision for (benefit from) income taxes	35.4	(235.3)	8.1	15.9	7.4
Income (loss) from continuing operations, net of taxes	63.4	324.0	58.5	21.0	(11.9)
Income from discontinued operations, net of taxes	0.6	0.3	0.3	44.8	2.9
Net income (loss)	64.0	324.3	58.8	65.8	(9.0)

	00000000	00000000	00000000	00000000	00000000
	Year Ended December 31, (in millions)
	2011(a)	2010(b)	2009(c)	2008(d)	2007(e)
Balance Sheet Data:
Total current assets	$581.9	$527.6	$446.3	$457.4	$496.4
Total non-current assets	624.2	592.8	384.2	384.9	413.3

Total assets	$1,206.1	$1,120.4	$830.5	$842.3	$909.7

Total current liabilities	$332.9	$312.4	$305.2	$322.9	$348.7
Total other non-current liabilities	1,514.8	1,465.1	1,519.1	1,602.8	1,622.6

Total liabilities	$1,847.7	$1,777.5	$1,824.3	$1,925.7	$1,971.3

Total indebtedness	$1,227.9	$1,219.6	$1,248.7	$1,329.6	$1,440.6
Total stockholder’s deficiency	(641.6)	(657.1)	(993.8)	(1,083.4)	(1,061.6)

(a)

Results for 2011 include: (1) an increase in net income driven by a non-cash benefit of $16.9 million related to the reduction of the Company’s deferred tax valuation allowance on its net deferred tax assets for certain jurisdictions outside the U.S. at December 31, 2011 as a result of the Company’s improved earnings trends and cumulative taxable income in those jurisdictions, which is reflected in the provision for income taxes; and (2) an $11.2 million loss on the early extinguishment of debt in connection with the 2011 Refinancing of Products Corporation’s 2010 Term Loan Facility and 2010 Revolving Credit Facility.

(b)

Results for 2010 include: (1) an increase in net income driven by a non-cash benefit of $248.5 million related to the reduction of the Company’s deferred tax valuation allowance on its net U.S. deferred tax assets at December 31, 2010 as a result of the Company achieving three cumulative years, as well as its third consecutive year, of positive U.S. GAAP pre-tax income and taxable income in the U.S., and based upon the Company’s then current expectations as of December 31, 2010 for the realization of such deferred tax benefits in the U.S., which is reflected in the provision for income taxes; (2) a $9.7 million loss on the early extinguishment of debt in connection with the 2010 Refinancing; and (3) a $2.8 million one-time foreign currency loss related to the required re-measurement of the balance sheet of the Company’s subsidiary in Venezuela to reflect the impact of the devaluation of Venezuela’s local currency relative to the U.S. dollar, as Venezuela was designated as a highly inflationary economy effective January 1, 2010.

(c)

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

(d)

Results for 2008 include a $5.9 million gain from the sale of a non-core trademark during the first quarter of 2008, and a net $4.3 million gain related to the sale of the Mexico facility (which is comprised of a $7.0 million gain on the sale, partially offset by related restructuring charges of $1.1 million, $1.2 million of SG&A and cost of sales and $0.4 million of taxes). In addition, results for 2008 also include various other restructuring charges of approximately $3.8 million. The results of discontinued operations for 2008 included a one-time gain of $45.2 million from the disposition of the non-core Bozzano business and certain other non-core brands, including Juvena and Aquamarine, which were sold in the Brazilian market.

(e)

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

For additional information regarding our business, see “Part 1, Item 1 – Business” of this Annual Report on Form 10-K.

Overview of Net Sales and Earnings Results

Consolidated net sales in 2011 were $1,381.4 million, an increase of $60.0 million, or 4.5%, compared to $1,321.4 million in 2010. Excluding the favorable impact of foreign currency fluctuations of $17.0 million, consolidated net sales increased by $43.0 million, or 3.3% in 2011 compared to 2010, driven by higher net sales in the Company’s U.S., Asia Pacific, Europe, Middle East and Africa and Latin America regions, partially offset by lower net sales in the Company’s Canada region.

Consolidated net income in 2011 was $64.0 million, compared to $324.3 million in 2010. The decrease in consolidated net income in 2011, compared to 2010, was primarily due to:

•

a $235.3 million benefit for income taxes in 2010 due to a non-cash benefit of $248.5 million related to a reduction of the Company’s deferred tax valuation allowance on its net U.S. deferred tax assets at December 31, 2010, compared with a $35.4 million provision for income taxes in 2011, which included a $16.9 million non-cash benefit related to a reduction of the Company’s deferred tax valuation allowance at December 31, 2011 (see Note 12, “Income Taxes,” to the Consolidated Financial Statements);

•	$18.8 million of higher SG&A expenses in 2011, primarily driven by $17.8 million of higher general and administrative expenses;

with the foregoing partially offset by:

•	$22.7 million of higher gross profit due to a $60.0 million improvement in consolidated net sales, partially offset by a $37.3 million increase in cost of sales.

Fire at Revlon Venezuela Facility

On June 5, 2011, the Company’s facility in Venezuela was destroyed by fire. For the years ended December 31, 2011 and 2010, the Company’s subsidiary in Venezuela (“Revlon Venezuela”) had net sales of approximately 2% and 3%, respectively, of the Company’s consolidated net sales. At December 31, 2011 and 2010, total assets of Revlon Venezuela were approximately 2% and 3%, respectively, of the Company’s total assets. Historically, approximately 50% of Revlon Venezuela’s net sales were comprised of products imported from the Company’s Oxford, North Carolina facility and approximately 50% were comprised of locally manufactured products. Revlon Venezuela did not have any net sales from the date of the fire until August 12, 2011. The Company’s net sales in Venezuela since August 12, 2011 have been solely comprised of products imported from the Company’s Oxford, North Carolina facility and the Company estimates the lost net sales to be approximately $15 million for 2011.

The Company maintains comprehensive property insurance, as well as business interruption insurance. Business interruption insurance is intended to reimburse for lost profits and other costs incurred, which are attributable to the loss, during the loss period, subject to the terms and conditions of the applicable policies.

In June 2011, the Company recorded a $4.9 million impairment loss related to Revlon Venezuela’s net book value of inventory, property, plant and equipment destroyed by the fire and in the period from June 2011 through December 31, 2011, the Company incurred business interruption losses of $9.7 million related to the fire. The business interruption losses incurred in 2011 include estimated profits lost as a result of the interruption of Revlon Venezuela’s business and costs incurred directly related to the fire. The business interruption losses incurred in 2011 are not indicative of future business interruption losses for insurance purposes or future expected profits for Revlon Venezuela.

During 2011, the Company received $19.7 million in interim advances from its insurance carrier in connection with the fire. During 2011, the Company recognized $14.6 million of income from insurance recoveries, which entirely offset the impairment loss and business interruption losses noted above. The income from insurance recoveries is included within selling, general and administrative expenses in the Company’s Statements of Income for the year ended December 31, 2011. The deferred balance of $5.1 million was recorded as deferred income, which is included in accrued expenses and other in the Company’s Consolidated Balance Sheet as of December 31, 2011.

An assessment of the extent of damage and the impact on Revlon Venezuela’s business is ongoing, and therefore the final amount and timing of the ultimate insurance recovery is currently unknown.

Overview of Financing Activities

Refinancings of the 2010 Term Loan and 2010 Revolving Credit Facilities: During the second quarter of 2011, Products Corporation consummated refinancings of the 2010 Term Loan Facility and the 2010 Revolving Credit Facility (together referred to as the “2011 Refinancings”), reducing interest rates and extending maturities, consisting of the following transactions:

In May 2011, Products Corporation consummated a refinancing of the 2010 Term Loan Facility (the “2011 Term Loan Facility Refinancing”), which included replacing Products Corporation’s 2010 bank term loan facility, which was scheduled to mature on March 11, 2015 and had $794.0 million aggregate principal amount outstanding at December 31, 2010 (the “2010 Term Loan Facility”), with a 6.5-year, $800.0 million term loan facility due November 19, 2017 (the “2011 Term Loan Facility”) under a third amended and restated term loan agreement dated May 19, 2011 (the “2011 Term Loan Agreement”). Products Corporation used $796 million of proceeds from the 2011 Term Loan Facility, which was drawn in full on the May 19, 2011 closing date and issued to lenders at 99.5% of par, to repay in full the $792.0 million of then outstanding indebtedness under its 2010 Term Loan Facility and to pay approximately $2 million of accrued interest. The Company incurred $3.6 million of fees in connection with consummating the 2011 Term Loan Facility Refinancing, of which $1.9 million was capitalized.

In June 2011, Products Corporation consummated a refinancing of the 2010 Revolving Credit Facility (the “2011 Revolving Credit Facility Refinancing”), which included refinancing Products Corporation’s 2010 revolving credit facility, which was scheduled to mature on March 11, 2014 and had nil outstanding borrowings at December 31, 2010 (the “2010 Revolving Credit Facility”), with a 5-year, $140.0 million asset-based, multi-currency revolving credit facility due June 16, 2016 (the “2011 Revolving Credit Facility”) under a third amended and restated revolving credit agreement dated June 16, 2011 (the “2011 Revolving Credit Agreement” and together with the 2011 Term Loan Agreement, the “2011 Credit Agreements”). Products Corporation incurred $0.7 million of fees in connection with consummating the 2011 Revolving Credit Facility Refinancing, all of which were capitalized.

For further detail regarding the 2011 Refinancings, see Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in this Form 10-K.

Results of Operations

Year ended December 31, 2011 compared with the year ended December 31, 2010

In the tables, all dollar amounts are in millions and numbers in parenthesis ( ) denote unfavorable variances.

Net sales:

Consolidated net sales in 2011 were $1,381.4 million, an increase of $60.0 million, or 4.5%, compared to $1,321.4 million in 2010. Excluding the favorable impact of foreign currency fluctuations of $17.0 million, consolidated net sales increased by $43.0 million, or 3.3% in 2011, primarily driven by the inclusion of the net sales of Sinful Colors beginning in March 2011, as well as higher net sales of Revlon and Almay color cosmetics and Revlon ColorSilk hair color. These increases were partially offset by lower net sales of Revlon beauty tools and lower net sales of other beauty care products in Venezuela as a result of the June 2011 fire at Revlon Venezuela’s facility.

	00000000	00000000	00000000	00000000	00000000	00000000
	Year Ended December 31,		Change		XFX Change (a)
	2011	2010	$	%	$	%
United States	$757.4	$729.1	$28.3	3.9%	$28.3	3.9%
Asia Pacific	233.4	209.9	23.5	11.2	8.4	4.0
Europe, Middle East and Africa	208.7	200.4	8.3	4.1	4.0	2.0
Latin America	107.2	107.9	(0.7)	(0.6)	4.6	4.3
Canada	74.7	74.1	0.6	0.8	(2.3)	(3.1)

Consolidated Net Sales	$1,381.4	$1,321.4	$60.0	4.5%	$43.0	3.3%

(a)	XFX excludes the impact of foreign currency fluctuations.

United States

In the U.S., net sales in 2011 increased 3.9% to $757.4 million, compared to $729.1 million in 2010, primarily driven by the inclusion of the net sales of Sinful Colors beginning in March 2011, as well as higher net sales of Almay color cosmetics and Revlon ColorSilk hair color, partially offset by lower net sales of Revlon beauty tools and Revlon color cosmetics. Excluding the results of the recently acquired Sinful Colors, net sales in the U.S. increased in 2011.

Asia Pacific

In Asia Pacific, net sales in 2011 increased 11.2% to $233.4 million, compared to $209.9 million in 2010. Excluding the favorable impact of foreign currency fluctuations, net sales increased $8.4 million, or 4.0%, in 2011, primarily driven by higher net sales of Revlon color cosmetics. From a country perspective, net sales increased in China and certain distributor markets (which together contributed 6.2 percentage points to the increase in the region’s net sales in 2011, as compared to 2010), partially offset by a decrease in net sales in Japan and Australia (which together offset by 2.1 percentage points the increase in the region’s net sales in 2011, as compared to 2010).

Europe, Middle East and Africa

In Europe, the Middle East and Africa, net sales in 2011 increased 4.1% to $208.7 million, compared to $200.4 million in 2010. Excluding the favorable impact of foreign currency fluctuations, net sales increased $4.0 million, or 2.0%, in 2011, primarily driven by higher net sales of Revlon color cosmetics. From a country perspective, net sales increased in South Africa (which contributed 2.5 percentage points to the increase in the region’s net sales in 2011, as compared to 2010), partially offset by a decrease in net sales in Italy (which offset by 0.8 percentage points the increase in the region’s net sales in 2011, as compared to 2010).

Latin America

In Latin America, net sales in 2011 decreased 0.6% to $107.2 million, compared to $107.9 million in 2010. Excluding the unfavorable impact of foreign currency fluctuations, net sales increased $4.6 million, or 4.3%, in 2011, primarily driven by higher net sales of Revlon color cosmetics, partially offset by lower net sales of other beauty care products. From a country perspective, net sales increased in Argentina and Latin America Export (which together contributed 6.6 percentage points to the increase in the region’s net sales in 2011, as compared to 2010), partially offset by a decrease in net sales in Venezuela (which offset by 3.0 percentage points the increase in the region’s net sales in 2011, as compared to 2010). Venezuela’s decline in net sales was due to the loss of a significant portion of sales from June through December 2011 as a result of the June 2011 fire which destroyed Revlon Venezuela’s facility. Revlon Venezuela resumed sales of imported goods on August 12, 2011; however, the Company had not recorded any sales of locally manufactured goods in Venezuela since the fire in June 2011.

Canada

In Canada, net sales in 2011 increased 0.8% to $74.7 million, compared to $74.1 million in 2010. Excluding the favorable impact of foreign currency fluctuations, net sales decreased $2.3 million, or 3.1%, in 2011, primarily driven by lower net sales of Almay color cosmetics.

Gross profit:

	00000000	00000000	00000000
	Year Ended December 31,
	2011	2010	Change

Gross profit	$888.8	$866.1	$22.7
Percentage of net sales	64.3%	65.5%	(1.2)%

The 1.2 percentage point decrease in gross profit as a percentage of net sales for 2011, compared to 2010, was primarily due to:

•	the impact of product mix, which reduced gross profit as a percentage of net sales by 1.3 percentage points; and

•	higher allowances, which reduced gross profit as a percentage of net sales by 0.9 percentage points;

with the foregoing partially offset by:

•	favorable foreign currency fluctuations, which increased gross profit as a percentage of net sales by 0.6 percentage points;

•	lower pension expenses within cost of goods, which increased gross profit as a percentage of net sales by 0.2 percentage points.

SG&A expenses:

	00000000	00000000	00000000
	Year Ended December 31,
	2011	2010	Change

SG&A expenses	$678.1	$659.3	$(18.8)

The $18.8 million increase in SG&A expenses for 2011, as compared to 2010, was driven primarily by:

•

$17.8 million of higher general and administrative expenses primarily due to (i) the inclusion of operating expenses of Sinful Colors from the date of acquisition in March 2011, (ii) higher compensation expenses, (iii) higher professional fees and (iv) higher depreciation costs; and

•	$8.7 million of unfavorable impact of foreign currency fluctuations;

with the foregoing partially offset by:

•

$9.7 million, net, from insurance recoveries, which is comprised of $14.6 million of income from insurance recoveries related to the fire that destroyed Revlon Venezuela’s facility, partially offset by the $4.9 million impairment loss related to Revlon Venezuela’s net book value of inventory, property, plant and equipment destroyed by the fire. The $9.7 million, net, from insurance recoveries entirely offset the business interruption losses incurred from June 5, 2011 through December 31, 2011. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Fire at Revlon Venezuela’s Facility” for further discussion).

Interest expense:

	00000000	00000000	00000000
	Year Ended December 31,
	2011	2010	Change

Interest expense	$91.1	$96.7	$5.6

The $5.6 million decrease in interest expense for 2011, as compared to 2010, was primarily due to lower weighted average borrowing rates as a result of the 2011 Refinancings. (See “Financial Condition, Liquidity and Capital Resources – 2011 Refinancings” and Note 9, “Long-Term Debt,” to the Consolidated Financial Statements).

Loss on early extinguishment of debt, net:

	00000000	00000000	00000000
	Year Ended December 31,
	2011	2010	Change

Loss on early extinguishment of debt, net	$11.2	$9.7	$(1.5)

As a result of the 2011 Refinancings, the Company recognized a loss on the early extinguishment of debt of $11.2 million during 2011, due to $1.7 million of fees which were expensed as incurred in connection with the 2011 Refinancings, as well as the write-off of $9.5 million of unamortized debt discount and deferred financing fees as a result of such refinancings.

During March 2010, Products Corporation consummated the refinancing of the 2006 Term Loan Facility and the 2006 Revolving Credit Facility (together referred to as the “2010 Refinancing”). As a result of the 2010 Refinancing, the Company recognized a loss on the early extinguishment of debt of $9.7 million during 2010, primarily due to $5.9 million of fees and expenses which were expensed as incurred in connection with the 2010 Refinancing, as well as the write-off of $3.8 million of unamortized deferred financing fees as a result of such refinancing.

Foreign currency losses:

	00000000	00000000	00000000
	Year Ended December 31,
	2011	2010	Change

Foreign currency losses	$4.4	$6.3	$1.9

The $1.9 million decrease in foreign currency losses during 2011, as compared to 2010, was primarily driven by:

•

a $1.1 million lower foreign currency loss in 2011 compared to 2010 related to the re-measurements of Revlon Venezuela’s balance sheet (see “Financial Condition, Liquidity and Capital Resources – Impact of Foreign Currency Translation – Venezuela”); and

•	$2.0 million of lower foreign currency losses related to the Company’s foreign currency forward exchange contracts (“FX Contracts”) during 2011 compared to 2010;

with the foregoing partially offset by:

•	the unfavorable impact of the revaluation of certain U.S. dollar-denominated intercompany payables from the Company’s foreign subsidiaries compared to 2010.

Provision for (benefit from) income taxes:

	00000000000	00000000000	00000000000
	Year Ended December 31,
	2011	2010	Change

Provision for (benefit from) income taxes	$35.4	$(235.3)	$(270.7)

The provision for income taxes in 2011 included a non-cash benefit of $16.9 million related to the reduction of the Company’s deferred tax valuation allowance on its net deferred tax assets for certain jurisdictions outside the U.S. at December 31, 2011 as a result of the Company’s improved earnings trends and cumulative taxable income in those jurisdictions. The benefit for income taxes in 2010 included a non-cash benefit of $248.5 million related to a reduction of the Company’s deferred tax valuation allowance on its net U.S. deferred tax assets at December 31, 2010. Excluding these non-cash benefits, the provision for income taxes in 2011 was higher than 2010 primarily due to higher deferred tax expense for the U.S. in 2011 due to the reduction of the valuation allowance in the U.S. on December 31, 2010 and higher pre-tax income in the U.S. in 2011. In addition, the provision for income taxes in 2010 benefited from various discrete items, including the favorable resolution of tax matters in the U.S. and certain foreign jurisdictions, that did not recur in 2011.

The effective tax rate for 2011 is higher than the federal statutory rate of 35% due principally to: (i) foreign dividends and earnings taxable in the U.S.; and (ii) foreign and U.S. tax effects attributable to operations outside the U.S., including pre-tax losses in a number of jurisdictions outside the U.S. for which there is no tax benefit recognized in the period, partially offset by the effect of the reduction of the deferred tax valuation allowance described above.

As previously disclosed, in assessing the recoverability of its deferred tax assets, management regularly considers whether some portion or all of the deferred tax assets will not be realized based on the recognition threshold and measurement of a tax position. The ultimate realization of deferred tax assets is generally dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Based upon the level of historical taxable losses for certain jurisdictions outside the U.S., the Company had maintained a deferred tax valuation allowance against its deferred tax assets. As of December 31, 2011, the Company experienced improved earnings trends and had cumulative taxable income in such jurisdictions. As a result of such earnings trends and the Company’s tax position, and based upon the Company’s current projections for future taxable income over the periods in which the deferred tax assets are recoverable, management believes that it is more likely than not that the Company will realize the benefits of the net deferred tax assets existing at December 31, 2011 in those jurisdictions. Therefore, at December 31, 2011, the Company realized a non-cash benefit of $16.9 million related to a reduction of the Company’s deferred tax valuation allowance on its net deferred tax assets for certain jurisdictions outside the U.S. The Company has reflected this benefit in the tax provision and this non-cash benefit increased the Company’s net income at December 31, 2011.

Based upon the level of historical taxable losses for the U.S., the Company had maintained a deferred tax valuation allowance against its deferred tax assets in the U.S. As of December 31, 2010, the Company had experienced improved earnings trends and had cumulative taxable income. As a result of such earnings trends and the Company’s tax position, and based upon the Company’s projections for future taxable income over the periods in which the deferred tax assets were recoverable, management believed that it was more likely than not that the Company would realize the benefits of the net deferred tax assets existing at December 31, 2010. Therefore, at December 31, 2010, the Company realized a non-cash benefit of $248.5 million related to a reduction of the Company’s deferred tax valuation allowance on its net U.S. deferred tax assets at December 31, 2010. The Company reflected this benefit in the tax provision and this non-cash benefit increased net income at December 31, 2010.

As a result of the reduction of the Company’s deferred tax valuation allowance in the U.S. during 2010, the Company’s tax provision has reflected a higher effective tax rate beginning with the first quarter of 2011. However, the increase in the effective tax rate did not affect the Company’s cash taxes paid in 2011 and will not affect the Company’s cash taxes paid in 2012 and thereafter until the Company has fully used its tax loss carryforwards and other tax attributes in the U.S.

See Note 12, “Income Taxes,” to the Consolidated Financial Statements for further discussion of the above.

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

	00000000000	00000000000	00000000000	00000000000	00000000000	00000000000
	Year Ended December 31,		Change		XFX Change (a)
	2010	2009	$	%	$	%
United States	$729.1	$747.9	$(18.8)	(2.5) %	$(18.8)	(2.5) %
Asia Pacific	209.9	189.1	20.8	11.0	6.0	3.2
Europe, Middle East and Africa	200.4	183.8	16.6	9.0	8.6	4.7
Latin America	107.9	108.9	(1.0)	(0.9)	32.1	29.5
Canada	74.1	66.2	7.9	11.9	1.4	2.1

Consolidated Net Sales	$1,321.4	$1,295.9	$25.5	2.0%	$29.3	2.3%

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

Asia Pacific

In Asia Pacific, net sales in 2010 increased 11.0% to $209.9 million, compared to $189.1 million in 2009. Excluding the favorable impact of foreign currency fluctuations, net sales increased $6.0 million, or 3.2%, in 2010, primarily driven by higher net sales of Revlon color cosmetics, certain beauty care products and Revlon ColorSilk hair color. From a country perspective, higher net sales in the Company’s travel retail businesses, certain distributor markets, China and Hong Kong (which together contributed approximately 4.6 percentage points to the increase in the region’s net sales in 2010, as compared to 2009) were partially offset by lower net sales in Australia and Japan (which offset by approximately 2.0 percentage points the increase in the region’s net sales in 2010, as compared to 2009).

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

Latin America

In Latin America, net sales in 2010 decreased 0.9% to $107.9 million, compared to $108.9 million in 2009. Excluding the unfavorable impact of foreign currency fluctuations (which includes the unfavorable impact of the January 2010 devaluation of Venezuela’s local currency relative to the U.S. dollar), net sales increased $32.1 million, or 29.5%, in 2010, primarily driven by higher net sales of Revlon ColorSilk hair color, Revlon color cosmetics and other beauty care products. From a country perspective, higher net sales in Venezuela and certain distributor markets contributed approximately 23.8 percentage points to the increase in the region’s net sales in 2010, as compared to 2009. Higher selling prices in Venezuela, reflecting market conditions and inflation, accounted for approximately half of the $32.1 million increase in net sales in the region.

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

•

favorable foreign currency fluctuations which resulted in lower cost of goods in most international territories on goods purchased from the Company’s facility in Oxford, North Carolina, which increased gross profit as a percentage of net sales by 0.4 percentage points;

   with the foregoing partially offset by:

•	the impact of product mix, which reduced gross profit as a percentage of net sales by 0.9 percentage points.

SG&A expenses:

	0000000000	0000000000	0000000000
	Year Ended December 31,
	2010	2009	Change

SG&A expenses	$659.3	$619.6	$(39.7)

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

•	$6.3 million of lower permanent display amortization.

Restructuring costs and other, net:

	0000000000	0000000000	0000000000
	Year Ended December 31,
	2010	2009	Change

Restructuring costs and other, net	$(0.3)	$21.3	$21.6

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

During 2010, a $0.3 million adjustment was recorded to restructuring costs and other, net to reflect lower than originally anticipated expenses associated with the May 2009 Program.

The $20.5 million of net charges related to the May 2009 Program have been or will be paid out as follows: $11.0 million paid in 2009, $6.9 million paid in 2010, $1.6 million paid in 2011 and the balance of $1.0 million to be paid thereafter. The May 2009 Program generated the previously-disclosed expected savings of approximately $15 million in 2009 and annualized savings of approximately $30 million in 2010.

Interest expense:

	0000000000	0000000000	0000000000
	Year Ended December 31,
	2010	2009	Change

Interest expense	$96.7	$93.0	$3.7

The $3.7 million increase in interest expense for 2010, as compared to 2009, was primarily due to higher weighted average borrowing rates, partially offset by lower debt levels. (See Note 9, “Long-Term Debt,” to the Consolidated Financial Statements).

Loss on early extinguishment of debt, net:

	0000000000	0000000000	0000000000
	Year Ended December 31,
	2010	2009	Change

Loss on early extinguishment of debt, net	$9.7	$5.8	$(3.9)

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

Foreign currency losses:

	0000000000	0000000000	0000000000
	Year Ended December 31,
	2010	2009	Change

Foreign currency losses	$6.3	$8.9	$2.6

The $6.3 million of foreign currency losses during 2010 included a $2.8 million one-time foreign currency loss related to the required re-measurement of the balance sheet of the Company’s subsidiary in Venezuela (“Revlon Venezuela”) during the first quarter of 2010 to reflect the impact of the devaluation of Venezuela’s local currency relative to the U.S. dollar, as Venezuela was designated as a highly inflationary economy effective January 1, 2010 (see “Financial Condition, Liquidity and Capital Resources – Impact of Foreign Currency Translation – Venezuela”). In addition, foreign currency losses during 2010 were driven by $3.1 million of foreign currency losses related to the Company’s then-outstanding foreign currency forward exchange contracts (“FX Contracts”).

The $8.9 million of foreign currency losses during 2009 were primarily driven by $5.9 million of foreign currency losses related to the Company’s then-outstanding FX Contracts and an exchange loss of $2.8 million related to Revlon Venezuela. Due to currency restrictions in Venezuela, Revlon Venezuela exchanged local currency for U.S. dollars through a parallel market exchange transaction in order to pay for certain U.S. dollar-denominated liabilities, which resulted in the $2.8 million exchange loss in 2009.

(Benefit from) provision for income taxes:

	0000000000	0000000000	0000000000
	Year Ended December 31,
	2010	2009	Change

(Benefit from) provision for income taxes	$(235.3)	$8.1	$243.4

The $235.3 million benefit from income taxes in 2010, as compared to the $8.1 million provision for income taxes in 2009, was primarily attributable to the non-cash benefit of $248.5 million related to a reduction of the Company’s deferred tax valuation allowance on its net U.S. deferred tax assets at December 31, 2010, as discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Provision for (benefit from) income taxes.”

Financial Condition, Liquidity and Capital Resources

At December 31, 2011, the Company had a liquidity position of $228.0 million, consisting of cash and cash equivalents (net of any outstanding checks) of $100.7 million, as well as $127.3 million in available borrowings under the 2011 Revolving Credit Facility, based upon the borrowing base less $11.1 million of undrawn outstanding letters of credit and nil then drawn under the 2011 Revolving Credit Facility at such date.

Cash Flows

At December 31, 2011, the Company had cash and cash equivalents of $101.7 million, compared with $76.7 million at December 31, 2010. The following table summarizes the Company’s cash flows from operating, investing and financing activities for 2011, 2010 and 2009 (all amounts are in millions):

	Year Ended December 31,
	2011	2010	2009

Net cash provided by operating activities	$88.0	$96.7	$103.3
Net cash used in investing activities	(52.6)	(14.9)	(11.8)
Net cash used in financing activities	(7.5)	(62.3)	(92.3)
Net cash provided by discontinued operations	-	-	0.2
Effect of exchange rate changes on cash and cash equivalents	(2.9)	2.7	2.3

Net cash provided by operating activities was $88.0 million, $96.7 million and $103.3 million for 2011, 2010 and 2009, respectively. As compared to 2010, cash provided by operating activities in 2011 was impacted by higher interest payments, increased permanent display spending and increased pension contributions. As compared to 2009, cash provided by operating activities in 2010 was impacted by unfavorable changes in working capital, primarily driven by an increase in inventory, partially offset by higher operating income and lower interest payments during 2010.

Net cash used in investing activities was $52.6 million, $14.9 million and $11.8 million for 2011, 2010 and 2009, respectively. On March 17, 2011, the Company acquired certain assets, including trademarks and other intellectual property, inventory, certain receivables and manufacturing equipment, related to Sinful Colors cosmetics, Wild and Crazy cosmetics, freshMinerals cosmetics and freshcover cosmetics, which products are sold principally in the U.S. mass retail channel (the “Sinful Colors Acquisition”). Net cash used in investing activities in 2011 included a cash payment of $39.0 million for the Sinful Colors Acquisition and $13.9 million of capital expenditures. Net cash used in investing activities in 2010 included $15.2 million of capital expenditures. Net cash used in investing activities in 2009 included $14.3 million of capital expenditures, partially offset by $2.5 million from the net proceeds from the sale of certain assets.

Net cash used in financing activities was $7.5 million, $62.3 million and $92.3 million for 2011, 2010 and 2009, respectively.

Net cash used in financing activities for 2011 included:

•	payment of the $4.3 million of fees incurred in connection with the 2011 Refinancings; and

•	an aggregate $4.0 million of scheduled amortization payments on the 2011 Term Loan Facility in 2011;

with the foregoing partially offset by:

•

cash provided by Products Corporation’s issuance of the $800.0 million aggregate principal amount of the 2011 Term Loan Facility, or $796.0 million, net of discounts, partially offset by cash used for the repayment of $794.0 million remaining aggregate principal amount of Products Corporation’s 2010 Term Loan Facility.

Net cash used in financing activities for 2010 included:

•

cash used for repayment of $815.0 million remaining aggregate principal amount of Products Corporation’s 2006 Term Loan Facility, partially offset by cash provided by Products Corporation’s issuance of the $800.0 million aggregate principal amount of the 2010 Term Loan Facility, or $786.0 million, net of discounts;

•	an aggregate $6.0 million of scheduled amortization payments on the 2010 Term Loan Facility in 2010; and

•

payment of financing costs of $17.0 million, which was primarily comprised of (i) the payment of $15.3 million of fees incurred in connection with the 2010 Refinancing and (ii) the payment of the remaining balance of $1.7 million of the $25.1 million of fees incurred in connection with the refinancing of Product Corporation’s 9 1/2% Senior Notes in November 2009 with the 9 3/4% Senior Secured Notes due November 2015.

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

In May 2011, Products Corporation consummated a refinancing of the 2010 Term Loan Facility, which included replacing Products Corporation’s 2010 bank term loan facility, which was scheduled to mature on March 11, 2015 and had $794.0 million aggregate principal amount outstanding at December 31, 2010, with a 6.5-year, $800.0 million term loan facility due November 19, 2017. Products Corporation used $796 million of proceeds from the 2011 Term Loan Facility, which was drawn in full on the May 19, 2011 closing date and issued to lenders at 99.5% of par, to refinance in full the $792.0 million of then outstanding indebtedness under its 2010 Term Loan Facility and to pay approximately $2 million of accrued interest. The Company incurred $3.6 million of fees in connection with consummating the 2011 Term Loan Facility Refinancing, of which $1.9 million was capitalized.

In June 2011, Products Corporation consummated a refinancing of the 2010 Revolving Credit Facility, which included refinancing Products Corporation’s 2010 revolving credit facility, which was scheduled to mature on March 11, 2014 and had nil outstanding borrowings at December 31, 2010, with a 5-year, $140.0 million asset-based, multi-currency revolving credit facility due June 16, 2016. Products Corporation incurred $0.7 million of fees in connection with consummating the 2011 Revolving Credit Facility Refinancing, all of which were capitalized.

The following is a summary description of the 2011 Term Loan Facility and 2011 Revolving Credit Facility. Investors should refer to the principal refinancing agreements (copies of which are included as exhibits to the Company’s Form 10-Q for the period ended June 30, 2011, filed with the SEC on July 28, 2011) for complete terms and conditions. Unless otherwise indicated, capitalized terms have the meanings given to them in the 2011 Term Loan Agreement and/or the 2011 Revolving Credit Agreement, as applicable.

2011 Term Loan Facility

Under the 2011 Term Loan Facility, Eurodollar Loans bear interest at the Eurodollar Rate plus 3.50% per annum (with the Eurodollar Rate not to be less than 1.25%) and Alternate Base Rate loans bear interest at the Alternate Base Rate plus 2.50% (with the Alternate Base Rate not to be less than 2.25%).

Prior to the November 2017 termination date of the 2011 Term Loan Facility, on September 30, December 31, March 31 and June 30 of each year (commencing September 30, 2011), Products Corporation is required to repay $2 million of the principal amount of the term loans outstanding under the 2011 Term Loan Facility on each respective date. For other prepayment terms (including, without limitation, the requirement to pre-pay the 2011 Term Loan Facility with 50% of Products Corporation’s “excess cash flow”, commencing with excess cash flow for the 2012 fiscal year payable in the first 100 days of 2013, which prepayments are applied to reduce Products Corporation’s future regularly scheduled term loan amortization payments in the direct order of maturities), see Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in this Form 10-K.

The 2011 Term Loan Facility contains a financial covenant limiting Products Corporation’s first lien senior secured leverage ratio (the ratio of Products Corporation’s Senior Secured Debt that has a lien on the collateral which secures the 2011 Term Loan Facility that is not junior or subordinated to the liens securing the 2011 Term Loan Facility (excluding debt outstanding under the 2011 Revolving Credit Facility) to EBITDA), to no more than 4.0 to 1.0 for each period of four consecutive fiscal quarters ending during the period from June 30, 2011 to such facility’s November 2017 maturity date.

Under certain circumstances, Products Corporation has the right to request the 2011 Term Loan Facility to be increased by up to $300 million, provided that the lenders are not committed to provide any such increase.

The 2011 Term Loan Facility matures on November 19, 2017; provided, however, it will mature on August 15, 2015 if Products Corporation’s 9 3/4% Senior Secured Notes have not been refinanced, redeemed, repurchased, defeased or repaid in full on or before such date.

2011 Revolving Credit Facility

Availability under the 2011 Revolving Credit Facility varies based on a borrowing base that is determined by the value of eligible accounts receivable and eligible inventory in the U.S. and the U.K. and eligible real property and equipment in the U.S. from time to time.

If the value of the eligible assets is not sufficient to support the $140.0 million borrowing base under the 2011 Revolving Credit Facility, Products Corporation will not have full access to the 2011 Revolving Credit Facility. Products Corporation’s ability to borrow under the 2011 Revolving Credit Facility is also conditioned upon the satisfaction of certain conditions precedent and Products Corporation’s compliance with other covenants in the 2011 Revolving Credit Agreement.

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

Local Loans bear interest, if mutually acceptable to Products Corporation and the relevant foreign lenders, at the Local Rate, and otherwise (i) if in foreign currencies or in U.S. dollars at the Eurodollar Rate or the Eurocurrency Rate plus the applicable margin set forth in the grid above or (ii) if in U.S. dollars at the Alternate Base Rate plus the applicable margin set forth in the grid above. For other fees payable to the lenders under the 2011 Revolving Credit Facility (including, without limitation, a commitment fee of 0.375% of the average daily unused portion of the 2011 Revolving Credit Facility), see Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in this Form 10-K.

For prepayment terms under the 2011 Revolving Credit Facility, see Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in this Form 10-K.

Under certain circumstances, Products Corporation has the right to request that the 2011 Revolving Credit Facility be increased by up to $60.0 million, provided that the lenders are not committed to provide any such increase.

Under certain circumstances if and when the difference between (i) the borrowing base under the 2011 Revolving Credit Facility and (ii) the amounts outstanding under the 2011 Revolving Credit Facility is less than $20.0 million for a period of two consecutive days or more, and until such difference is equal to or greater than $20.0 million for a period of 30 consecutive business days, the 2011 Revolving Credit Facility requires Products Corporation to maintain a consolidated fixed charge coverage ratio (the ratio of EBITDA minus Capital Expenditures to Cash Interest Expense for such period) of a minimum of 1.0 to 1.0.

The 2011 Revolving Credit Facility matures on June 16, 2016; provided, however, it will mature on August 15, 2015 if Products Corporation’s 9 3/4% Senior Secured Notes have not been refinanced, redeemed, repurchased, defeased or repaid in full on or before such date.

Covenants and Defaults Applicable to the 2011 Credit Facilities

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

The events of default under the 2011 Credit Facilities include customary events of default for such types of agreements. For a description of the events of defaults, see Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in this Form 10-K. If Products Corporation is in default under the senior secured leverage ratio under the 2011 Term Loan Facility or the consolidated fixed charge coverage ratio under the 2011 Revolving Credit Agreement, Products Corporation may cure such default by issuing certain equity securities to, or receiving capital contributions from, Revlon, Inc. and applying such cash which is deemed to increase EBITDA for the purpose of calculating the applicable ratio. Products Corporation may exercise this cure right two times in any four-quarter period.

Products Corporation was in compliance with all applicable covenants under the 2011 Term Loan Agreement and 2011 Revolving Credit Agreement upon closing the respective 2011 Refinancings and as of December 31, 2011. At December 31, 2011, the aggregate principal amount outstanding under the 2011 Term Loan Facility was $796 million and availability under the $140.0 million 2011 Revolving Credit Facility, based upon the calculated borrowing base less $11.1 million of outstanding undrawn letters of credit and nil then drawn on the 2011 Revolving Credit Facility, was $127.3 million.

For further detail regarding the 2011 Refinancings, see Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in this Form 10-K.

9 3/4% Senior Secured Notes due 2015

In November 2009, Products Corporation issued and sold $330.0 million in aggregate principal amount of the 9 3/4% Senior Secured Notes due November 15, 2015 (the “9 3/4% Senior Secured Notes”) in a private placement which was priced at 98.9% of par, receiving net proceeds (net of original issue discount and underwriters fees) of $319.8 million. Including the amortization of the original issue discount, the effective interest rate on the 9 3/4% Senior Secured Notes is 10%. Pursuant to a registration rights agreement, in July 2010, Products Corporation completed an offer to exchange the original 9 3/4% Senior Secured Notes for up to $330 million in aggregate principal amount of its 9 3/4% Senior Secured Notes due 2015 that have been registered under the Securities Act of 1933, as amended (the “Securities Act”), in which all of the old notes were exchanged for new notes which have substantially identical terms as the old notes, except that the new notes are registered with the SEC under the Securities Act and the transfer restrictions and registration rights applicable to the old notes do not apply to the new notes.

The 9 3/4% Senior Secured Notes bear interest at an annual rate of 9 3/4%, which is payable on May 15 and November 15 of each year, requiring bi-annual interest payments of approximately $16.1 million on each interest payment date, based on the $330.0 million aggregate principal face amount of the 9 3/4% Senior Secured Notes outstanding as of December 31, 2011.

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

The 9 3/4% Senior Secured Notes Indenture contains covenants that, among other things, limit (i) the issuance of additional debt and redeemable stock by Products Corporation; (ii) the incurrence of liens; (iii) the issuance of debt and preferred stock by Products Corporation’s subsidiaries; (iv) the payment of dividends on capital stock of Products Corporation and its subsidiaries and the redemption of capital stock of Products Corporation and certain subordinated obligations; (v) the sale of assets and subsidiary stock by Products Corporation; (vi) transactions with affiliates of Products Corporation; (vii) consolidations, mergers and transfers of all or substantially all of Products Corporation’s assets; and (viii) certain restrictions on transfers of assets by or distributions from subsidiaries of Products Corporation. All of these limitations and prohibitions, however, are subject to a number of qualifications and exceptions, which are specified in the 9 3/4% Senior Secured Notes Indenture. Products Corporation was in compliance with all applicable covenants under its 9 3/4% Senior Secured Notes Indenture as of December 31, 2011.

For further discussion regarding the 9 3/4% Senior Secured Notes, due November 2015, see Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in this Form 10-K.

Senior Subordinated Term Loan

In October 2009, Revlon, Inc. consummated a voluntary exchange offer transaction (the “2009 Exchange Offer’), in which MacAndrews & Forbes contributed to Revlon, Inc. $48.6 million of the $107.0 million aggregate outstanding principal amount of the Senior Subordinated Term Loan (the “Contributed Loan”), representing $5.21 of outstanding principal amount for each of the 9,336,905 shares of Revlon, Inc.’s Class A Common Stock exchanged in the 2009 Exchange Offer, and Revlon, Inc. issued to MacAndrews & Forbes 9,336,905 shares of Class A Common Stock at a ratio of one share of Class A Common Stock for each $5.21 of outstanding principal amount of the Senior Subordinated Term Loan contributed to Revlon. Also upon consummation of the 2009 Exchange Offer, the terms of the Senior Subordinated Term Loan Agreement were amended to extend the maturity date of the Contributed Loan which remains owing from Products Corporation to Revlon, Inc. from August 2010 to October 8, 2013, to change the annual interest rate on the Contributed Loan from 11% to 12.75%, to extend the maturity date of the $58.4 million principal amount of the Senior Subordinated Term Loan which remains owing from Products Corporation to MacAndrews & Forbes (the “Non-Contributed Loan”) from August 2010 to October 8, 2014 and to change the annual interest rate on the Non-Contributed Loan from 11% to 12%.

Interest under the Senior Subordinated Term Loan is payable in arrears in cash on January 8, April 8, July 8 and October 8 of each year. Pursuant to the terms of the Senior Subordinated Term Loan, Products Corporation may, at its option, prepay such loan, in whole or in part (together with accrued and unpaid interest), at any time prior to its respective maturity dates without premium or penalty, provided that prior to such loan’s respective maturity dates all shares of Revlon, Inc.’s Preferred Stock have been or are being concurrently redeemed and all payments due thereon are paid in full or are concurrently being paid in full.

For further discussion regarding the Senior Subordinated Term Loan, see Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in this Form 10-K.

Impact of Foreign Currency Translation – Venezuela

For the year ended December 31, 2011 and 2010, Revlon Venezuela had net sales of approximately 2% and 3%, respectively, of the Company’s consolidated net sales. At December 31, 2011 and 2010, total assets of Revlon Venezuela were approximately 2% and 3%, respectively, of the Company’s total assets.

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

Currency Devaluation: On January 8, 2010, the Venezuelan government announced the devaluation of its local currency, Venezuelan Bolivars (“Bolivars”), relative to the U.S. dollar and the official exchange rate for non-essential goods changed from 2.15 to 4.30. Throughout 2010, the Company used Venezuela’s official rate to translate Revlon Venezuela’s financial statements. In 2010, the devaluation had the impact of reducing the Company’s reported net sales and operating income by $33.4 million and $8.4 million, respectively. Additionally, to reflect the impact of the currency devaluation, the Company recorded a one-time foreign currency loss of $2.8 million in January 2010 as a result of the required re-measurement of Revlon Venezuela’s balance sheet. As Venezuela was designated as a highly inflationary economy effective January 1, 2010, this foreign currency loss was reflected in earnings in the first quarter of 2010.

In December 2010, the Venezuelan government announced a further devaluation of Bolivars relative to the U.S. dollar for essential goods from 2.60 to 4.30, effective December 31, 2010. Given that the Company has immaterial transactions for essential goods, this further devaluation has not had, nor does the Company expect it to have, a material impact on the Company’s results of operations or financial condition.

Currency Restrictions: Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted Revlon Venezuela’s ability to obtain U.S. dollars in exchange for Bolivars at the official foreign exchange rates from the Venezuelan government and its foreign exchange commission, the Comisión de Administracion de Divisas (“CADIVI”). In May 2010, the Venezuelan government took control over the previously freely-traded foreign currency exchange market and in June 2010, replaced it with a new foreign currency exchange system, the Sistema de Transacciones en Moneda Extranjera (“SITME”). SITME provides a mechanism to exchange Bolivars into U.S. dollars. However, U.S. dollars accessed through SITME can only be used for product purchases and related services, such as freight, and are not available for other transactions, such as the payment of dividends. Also, SITME can only be accessed for amounts of up to $50,000 per day, subject to a monthly maximum of $350,000 per legal entity, and is generally only available to the extent the applicant has not exchanged and received U.S. dollars from CADIVI within the previous 90 days. In the second quarter of 2011, the Company began using a SITME rate of 5.5 Bolivars per U.S. dollar to translate Revlon Venezuela’s financial statements, as this was the rate at which the Company accessed U.S. dollars in the SITME market during the second quarter of 2011 (the “SITME Rate”). The Company had previously utilized Venezuela’s official exchange rate of 4.3 Bolivars per U.S. dollar to translate Revlon Venezuela’s financial statements from January 1, 2010 through March 31, 2011. Through December 31, 2011, the Company continued using the SITME Rate to translate Revlon Venezuela’s financial statements.

To reflect the impact of the change in exchange rates from Venezuela’s official exchange rate to the SITME Rate, the Company recorded a foreign currency loss of $1.7 million in the second quarter of 2011. As Venezuela was designated as a highly inflationary economy effective January 1, 2010, the Company reflected this foreign currency loss in earnings for the year ended December 31, 2011. For the year ended December 31, 2011, the change in the exchange rates in Venezuela unfavorably impacted the Company’s consolidated net sales by $4.6 million. The impact on the Company’s consolidated operating income for the year ended December 31, 2011 was de minimis.

Sources and Uses

The Company’s principal sources of funds are expected to be operating revenues, cash on hand and funds available for borrowing under the 2011 Revolving Credit Facility and other permitted lines of credit. The 2011 Credit Agreements, the 9 3/4% Senior Secured Notes Indenture and the Senior Subordinated Term Loan Agreement contain certain provisions that by their terms limit Products Corporation and its subsidiaries’ ability to, among other things, incur additional debt.

The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, insurance premiums, purchases of permanent wall displays, capital expenditure requirements, debt service payments and costs, tax payments, pension and post-retirement benefit plan contributions, payments in connection with the Company’s restructuring programs, severance not otherwise included in the Company’s restructuring programs and debt repurchases. The Company’s cash contributions to its pension and post-retirement benefit plans in 2011 were $31.5 million. The Company expects cash contributions to its pension and post-retirement benefit plans to be approximately $35 million in the aggregate for 2012. The Company’s cash taxes paid in 2011 were $20.3 million. The Company expects to pay cash taxes of approximately $20 million in the aggregate for 2012. The Company’s purchases of permanent wall displays and capital expenditures in 2011 were $41.3 million and $13.9 million, respectively. The Company expects purchases of permanent wall displays and capital expenditures in the aggregate for 2012 to be approximately $40 million and $25 million, respectively. The Company has undertaken, and continues to assess, refine and implement, a number of programs to efficiently manage its cash and working capital, including, among other things, programs intended to optimize inventory levels over time; centralized procurement to secure discounts and efficiencies; prudent management of accounts receivable and accounts payable; and controls on general and administrative spending. In the ordinary course of business, the Company’s source or use of cash from operating activities may vary on a quarterly basis as a result of a number of factors, including the timing of working capital flows.

Continuing to execute the Company’s business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands, further refining the Company’s approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure. Any of these actions, the intended purpose of which would be to create value through profitable growth, could result in the Company making investments and/or recognizing charges related to executing against such opportunities.

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

The Company expects that operating revenues, cash on hand and funds available for borrowing under the 2011 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2012, including cash requirements in connection with the payment of operating expenses, including expenses in connection with the execution of the Company’s business strategy, insurance premiums, purchases of permanent wall displays, capital expenditure requirements, debt service payments and costs, tax payments and pension and post-retirement plan contributions, payments in connection with the Company’s restructuring programs, severance not otherwise included in the Company’s restructuring programs and debt repurchases.

There can be no assurance that available funds will be sufficient to meet the Company’s cash requirements on a consolidated basis. If the Company’s anticipated level of revenues is not achieved because of, among other things, decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel; adverse changes in currency exchange rates and/or currency controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors; changes in consumer purchasing habits, including with respect to shopping channels; retailer inventory management, retailer space reconfigurations or reductions in retailer display space; changes in retailer pricing or promotional strategies; or less than anticipated results from the Company’s existing or new products or from its advertising, promotional and/or marketing plans; or if the Company’s expenses, including, without limitation, for pension expense under its benefit plans, insurance premiums, advertising, promotional and marketing activities or for sales returns related to any reduction of retail space, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet the Company’s cash requirements.

Any such developments, if significant, could reduce the Company’s revenues and could adversely affect Products Corporation’s ability to comply with certain financial covenants under the 2011 Credit Agreements and in such event, the Company could be required to take measures, including, among other things, reducing discretionary spending. (See Item 1A. “Risk Factors—The Company’s ability to service its debt and meet its cash requirements depends on many factors, including achieving anticipated levels of revenue and expenses. If such revenue or expense levels prove to be other than as anticipated, the Company may be unable to meet its cash requirements or Products Corporation may be unable to meet the requirements of the financial covenants under the 2011 Credit Agreements, which could have a material adverse effect on the Company’s business, financial condition and/or results of operations” and certain other risk factors discussing certain risks associated with the Company’s business and indebtedness).

Products Corporation enters into foreign currency forward exchange contracts and option contracts from time to time to hedge certain net cash flows denominated in currencies other than the local currencies of the Company’s foreign and domestic operations. The foreign currency forward exchange contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. At December 31, 2011, the notional amount of FX Contracts outstanding was $58.4 million. The fair value of FX Contracts outstanding at December 31, 2011 was $(0.6) million.

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual obligations and commercial commitments that affect the Company’s financial condition and liquidity position as of December 31, 2011:

	Payments Due by Period (dollars in millions)

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

Long-term debt, including current portion	$ 1,126.0	$ 8.0	$ 16.0	$ 346.0	$ 756.0

Long-term debt – affiliates (a)	107.0	-	107.0	-	-

Interest on long-term debt (b)	356.9	79.8	139.3	105.8	32.0

Interest on long-term debt – affiliates (c)	33.4	13.2	20.2	-	-

Capital lease obligations	4.7	1.9	2.6	0.2	-

Operating leases	68.0	16.7	25.6	9.6	16.1

Purchase obligations (d )	88.2	86.8	1.4	-	-

Other long-term obligations (e)	83.7	59.3	23.4	1.0	-

Total contractual obligations	$ 1,867.9	$ 265.7	$ 335.5	$ 462.6	$ 804.1

(a)

Amount refers to the $107.0 million aggregate principal amount outstanding under the Senior Subordinated Term Loan, which is comprised of (1) the Contributed Loan as a result of MacAndrews & Forbes contributing to Revlon, Inc. $48.6 million of the $107.0 million aggregate outstanding principal amount of the Senior Subordinated Term Loan made by MacAndrews & Forbes to Products Corporation in connection with the consummation of the 2009 Exchange Offer and (2) the $58.4 million Non-Contributed Loan which remains owing from Products Corporation to MacAndrews & Forbes. Pursuant to the terms of the 2009 Exchange Offer, the maturity date of the Contributed Loan which remains owing from Products Corporation to Revlon, Inc. was extended from August 2010 to October 8, 2013, and the maturity date on the Non-Contributed Loan which remains owing from Products Corporation to MacAndrews & Forbes was extended from August 2010 to October 8, 2014.

(b)

Consists of interest primarily on the $796.0 million in aggregate principal amount outstanding under the 2011 Term Loan Facility and on the $330.0 million in aggregate principal amount of the 9 3/4% Senior Secured Notes through the respective maturity dates based upon assumptions regarding the amount of debt outstanding under the 2011 Term Loan Agreement and interest rates on the Company’s debt instruments as of December 31, 2011.

(c)

Includes a 12.75% interest on the aggregate principal amount outstanding under the Contributed Loan, which has a maturity date on October 8, 2013, as well as 12% interest on the aggregate principal amount outstanding under the Non-Contributed Loan, which has a maturity date on October 8, 2014.

(d)

Consists of purchase commitments for finished goods, raw materials, components and services pursuant to enforceable and legally binding obligations which include all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.

(e)

Consists primarily of media and advertising contracts, pension funding obligations (amount due within one year only, as subsequent pension funding obligation amounts cannot be reasonably estimated since the return on pension assets in future periods, as well as future pension assumptions, are not known), software licensing agreements and obligations related to third-party warehousing services. Such amounts exclude employment agreements, severance and other immaterial contractual commitments.

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

Discussion of Critical Accounting Policies

In the ordinary course of its business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Actual results could differ significantly from those estimates and assumptions. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Pension Benefits:

The Company sponsors both funded and unfunded pension and other retirement plans in various forms covering employees who meet the applicable eligibility requirements. The Company uses several statistical and other factors in an attempt to estimate future events in calculating the liability and net periodic benefit cost related to these plans. These factors include assumptions about the discount rate, expected long-term return on plan assets and rate of future compensation increases as determined annually by the Company, within certain guidelines, which assumptions would be subject to revisions if significant events occur during the year. The Company uses December 31st as its measurement date for defined benefit pension plan obligations and assets.

The Company selected a weighted-average discount rate of 4.38% in 2011, representing a decrease from the 5.17% weighted-average discount rate selected in 2010 for the Company’s U.S. defined benefit pension plans. The Company selected an average discount rate for the Company’s international defined benefit pension plans of 4.77% in 2011, representing a decrease from the 5.32% average discount rate selected in 2010. The discount rates are used to measure the benefit obligations at the measurement date and the net periodic benefit cost for the subsequent calendar year and are reset annually using data available at the measurement date. The changes in the discount rates used for 2011 were primarily due to decreasing long-term interest yields on high-quality corporate bonds during 2011. At December 31, 2011, the decrease in the discount rates from December 31, 2010 had the effect of increasing the Company’s projected pension benefit obligation by approximately $60.9 million. For 2012, the Company expects that the aforementioned decrease in the discount rate will have the effect of increasing the net periodic benefit cost for its U.S. and international defined benefit pension plans by approximately $0.5 million, as compared to the net periodic benefit cost for 2011.

Each year during the first quarter, the Company selects an expected long-term rate of return on its pension plan assets. For the Company’s U.S. defined benefit pension plans, the expected long-term rate of return on the pension plan assets used was 8.00% and 8.25% for 2011 and 2010, respectively. The average expected long-term rate of return used for the Company’s international plans was 6.25% and 6.50% for 2011 and 2010, respectively.

The table below reflects the Company’s estimates of the possible effects of changes in the discount rates and expected long-term rates of return on its 2011 net periodic benefit costs and its projected benefit obligation at December 31, 2011 for the Company’s principal defined benefit pension plans, with all other assumptions remaining constant:

	Effect of 25 basis points increase		Effect of 25 basis points decrease
	Net periodic benefit costs	Projected pension benefit obligation	Net periodic benefit costs	Projected pension benefit obligation
Discount rate	$(0.2)	$(19.3)	$0.2	$19.9
Expected long-term rate of return	(1.1)	-	1.1	-

The rate of future compensation increases is another assumption used by the Company’s third party actuarial consultants for pension accounting. The rate of future compensation increases used in both 2011 and 2010 was 3.5% for the U.S. defined benefit pension plans, excluding the Revlon Employees’ Retirement Plan and the Revlon Pension Equalization Plan, as the rate of future compensation increases is no longer relevant to such plans due to the plan amendments made in May 2009.

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

Goodwill:

Goodwill, net totaled $194.7 million and $182.7 million as of December 31, 2011 and 2010, respectively. The Company operates in one reportable segment, which is also the only reporting unit for purposes of accounting for goodwill. Since the Company currently only has one reporting unit, all of its goodwill has been assigned to the enterprise as a whole. The determination of the value of goodwill requires management to make estimates and assumptions. Goodwill is reviewed for impairment annually, using September 30th carrying values. As the Company has a negative carrying value, managment performed an assessment of qualitative factors and concluded that it is more likely than not that a goodwill impairment does not exist. The Company did not record any impairment of goodwill during the years ended December 31, 2011, 2010 or 2009. In addition, the Company assesses potential impairments to goodwill when there is evidence that events or changes in circumstances indicate that the carrying amount may not be recovered. As of December 31, 2011, there have been no significant events since the timing of the Company’s annual impairment test that would have triggered additional impairment testing.

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

The Company recognizes deferred tax assets and liabilities for the future impact of differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which management expects that the Company will recover or settle those differences. The Company has established valuation allowances for deferred tax assets when management has determined that it is not more likely than not that the Company will realize a tax benefit. In 2010, the Company recognized a non-cash benefit of $248.5 million related to a reduction of the Company’s deferred tax valuation allowance on its net deferred tax assets in the U.S. at December 31, 2010. In addition, in 2011, the Company recognized a non-cash benefit of $16.9 million related to a reduction of the Company’s deferred tax valuation allowance on its net deferred tax assets in certain jurisdictions outside the U.S. at December 31, 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Provision for (benefit from) income taxes,” for further discussion.

The Company recognizes a tax position in its financial statements when it is more likely than not that the position will be sustained upon examination, based on the merits of such position.

Recently Adopted Accounting Pronouncements:

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”, which amends Accounting Standards Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other” (“ASU 2010-28”). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For such reporting units, Step 2 of the goodwill impairment test is required if qualitative factors exist that indicate it is more likely than not that a goodwill impairment exists. The provisions of ASU 2010-28 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other: Testing Goodwill for Impairment”, which amends the qualitative factor examples in ASC 350 and permits an entity to elect the option to assess qualitative factors to determine whether it is necessary to perform the first step in the two-step impairment testing process. ASU No. 2011-08 is effective for annual reporting periods beginning after December 15, 2011, with early adoption permitted. The Company adopted the provisions of ASU 2010-28 and ASU No. 2011-08 in 2011 and such adoption did not have a material impact on the Company’s results of operations, financial condition or its disclosures.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“IFRS”), which amends ASC 820, “Fair Value Measurement”. ASU No. 2011-04 modifies ASC 820 to include disclosure of all transfers between Level 1 and Level 2 asset and liability fair value categories. In addition, ASU No. 2011-04 provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. ASU No. 2011-04 requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. ASU No. 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption prohibited. The Company does not expect such adoption will have a material impact on its results of operations, financial condition or disclosures.

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

Effective January 1, 2010, the Company determined that the Venezuelan economy should be considered a highly inflationary economy under U.S. GAAP based upon a blended inflation index of the Venezuelan National Consumer Price Index (“NCPI”) and the Venezuelan Consumer Price Index (“CPI”). (See “Financial Condition, Liquidity and Capital Resources – Impact of Foreign Currency Translation - Venezuela” for details regarding the designation of Venezuela as a highly inflationary economy effective January 1, 2010 and the Venezuelan government’s announcement of the devaluation of its local currency on January 8, 2010).

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The Company has exposure to changing interest rates primarily under the 2011 Term Loan Facility and 2011 Revolving Credit Facility. The Company manages interest rate risk through the use of a combination of fixed and floating rate debt. The Company from time to time makes use of derivative financial instruments to adjust its fixed and floating rate ratio.

The table below provides information about the Company’s indebtedness that is sensitive to changes in interest rates. The table presents cash flows with respect to principal on indebtedness and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the U.S. Dollar LIBOR yield curve at December 31, 2011. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.

	00000000	00000000	00000000	00000000	00000000	00000000	00000000	00000000
	Expected maturity date for the year ended December 31, (dollars in millions, except for rate information)							Fair Value December

	2012	2013	2014	2015	2016	Thereafter	Total	31, 2011
Debt

Short-term variable rate (various currencies)	$5.9						$5.9	$5.9
Average interest rate (a)	6.6%

Long-term fixed rate – third party ($US)				$330.0			330.0	352.3
Average interest rate(a)				9.75%

Long-term fixed rate – affiliates ($US) (b)		$48.6	$58.4				107.0	104.0
Average interest rate(a)		12.75%	12.0%

Long-term variable rate – third party ($US)	8.0	8.0	8.0	8.0	$8.0	$756.0	796.0	784.1
Average interest rate (a)(c)	4.8%	4.8%	4.8%	4.8%	4.9%	5.2%

Total debt	$13.9	$56.6	$66.4	$338.0	$8.0	$756.0	$1,238.9	$1,246.3

(a)	Weighted average variable rates are based upon implied forward rates from the U.S. dollar LIBOR yield curves at December 31, 2011.

(b)

Represents $107.0 million aggregate principal amount outstanding of the Senior Subordinated Term Loan as of December 31, 2011, of which the Contributed Loan ($48.6 million) matures on October 8, 2013 and bears interest at an annual rate of 12.75% and of which the Non-Contributed Loan ($58.4 million) matures on October 8, 2014 and bears interest at an annual rate of 12%. Interest on the Senior Subordinated Term Loan is payable in arrears in cash on January 8, April 8, July 8, and October 8 of each year.

(c)	The 2011 Term Loan Facility bears interest at the Eurodollar Rate (as defined in the 2011 Term Loan Agreement) plus 3.50% per annum (with the Eurodollar Rate not to be less than 1.25% per annum).

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

Forward Contracts	Average Contractual Rate $/FC	Original US Dollar Notional Amount	Contract Value December 31, 2011	Fair Value December 31, 2011

Sell Canadian Dollars/Buy USD	0.9673	$21.0	$20.8	$(0.2)
Sell Australian Dollars/Buy USD	0.9730	16.8	16.3	(0.5)
Sell British Pounds/Buy USD	1.5583	9.2	9.2	-
Sell South African Rand/Buy USD	0.1224	6.3	6.4	0.1
Buy Australian Dollars/Sell New Zealand Dollars	1.3008	4.8	4.8	-
Sell New Zealand Dollars/Buy USD	0.7580	0.3	0.3	-

Total forward contracts		$58.4	$57.8	$(0.6)

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 and in making this assessment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in accordance with the standards of the Public Company Accounting Oversight Board (United States).

The Company’s management determined that as of December 31, 2011, the Company’s internal control over financial reporting was effective.

As the Company is a non-accelerated filer, this Annual Report on Form-10K does not include an attestation report of the Company’s independent registered public accounting firm regarding the Company’s internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permanently exempts companies other than accelerated filers and large accelerated filers from providing such attestation.

(c) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None.

Forward Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2011, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company’s actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company’s expectations and estimates (whether qualitative or quantitative) as to:

(i)    the Company’s future financial performance;

(ii)    the effect on sales of decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel; adverse changes in currency exchange rates and/or currency controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors, changes in consumer purchasing habits, including with respect to shopping channels; retailer inventory management; retailer space reconfigurations or reductions in retailer display space; changes in retailer pricing or promotional strategies; less than anticipated results from the Company’s existing or new products or from its advertising, promotional and/or marketing plans; or if the Company’s expenses, including, without limitation, for pension expense under its benefit plans, insurance premiums, advertising, promotional and marketing activities or for sales returns related to any reduction of retail space, product discontinuances or otherwise, exceed the anticipated level of expenses;

(iii)    the Company’s belief that the continued execution of its business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands, further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, any of which, the intended purpose of which would be to create value through profitable growth, could result in the Company making investments and/or recognizing charges related to executing against such opportunities;

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

(vi)    the Company’s expectation that operating revenues, cash on hand and funds available for borrowing under Products Corporation’s 2011 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2012, including the cash requirements referred to in item (viii) below;

(vii)    the Company’s expected principal sources of funds, including operating revenues, cash on hand and funds available for borrowing under Products Corporation’s 2011 Revolving Credit Facility and other permitted lines of credit, as well as the availability of funds from delaying the implementation of or revising certain aspects of the Company’s business strategy; reducing or delaying purchases of wall displays or advertising, promotional or marketing expenses; reducing or delaying capital spending; implementing new restructuring programs; refinancing Products Corporation’s indebtedness; selling assets or operations; capital contributions and/or loans from MacAndrews & Forbes, Revlon, Inc., the Company’s other affiliates and/or third parties and/or the sale of additional debt securities of Products Corporation; and/or reducing other discretionary spending;

(viii)    the Company’s expected principal uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, insurance premiums, payments in connection with the Company’s purchases of permanent wall displays, capital expenditure requirements, debt service payments and costs, tax payments, pension and post-retirement benefit plan contributions, restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt repurchases (including without limitation, that the Company may also, from time to time, seek to retire or purchase its outstanding debt obligations in open market purchases, in privately negotiated transactions or otherwise and may seek to refinance some or all of its indebtedness based upon market conditions) and its estimates of the amount and timing of its operating expenses, insurance premiums, debt service payments (including payments required under Products Corporation’s debt instruments), cash contributions to the Company’s pension plans and its other post-retirement benefit plans, net periodic benefit costs for the pension and other post-retirement benefit plans, cash tax payments, purchases of permanent wall displays, capital expenditures, restructuring costs and payments, severance costs and payments and debt repurchases;

(ix)    matters concerning the Company’s market-risk sensitive instruments, as well as the Company’s expectations as to the counterparty’s performance, including that any loss arising from the non-performance by the counterparty would not be material;

(x)    the Company’s plan to efficiently manage its cash and working capital, including, among other things, programs intended to optimize inventory levels over time; centralized procurement to secure discounts and efficiencies; prudent management of accounts receivable and accounts payable; and controls on general and administrative spending; and the Company’s belief that in the ordinary course of business, its source or use of cash from operating activities may vary on a quarterly basis as a result of a number of factors, including the timing of working capital flows;

(xi)    the Company’s expectations regarding its future net periodic benefit cost for its U.S. and international defined benefit plans;

(xii)    the Company’s expectations as to the future impact of the further devaluation of Bolivars, including, without limitation, that given that the Company has immaterial transactions for essential goods, the Company’s expectations that it will not have a material impact on the Company’s results of operations or financial condition;

(xiii)    the Company’s belief that it maintains comprehensive property insurance, as well as business interruption insurance; and the Company’s belief that the business interruption losses incurred in 2011 are not indicative of future business interruption losses for insurance purposes or future expected profits for Revlon Venezuela;

(xiv)    the Company’s plans to continue to assess the potential impact of the March 2011 disaster in Japan and its aftermath on the Company’s global supply chain; and

(xv)    the Company’s expectation and belief that (a) as a result of its improved earnings trends and the Company’s tax position, and based upon the Company’s current projections for future taxable income over the periods in which the deferred tax assets are recoverable, management believes that it is more likely than not that the Company will realize the benefits of the net deferred tax assets existing at December 31, 2011 in certain jurisdictions outside of the U.S., and (b) the increase in the effective tax rate will not affect the Company’s cash taxes paid in 2012 and thereafter until the Company has fully used its tax loss carryforwards and other tax attributes in the U.S.;

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

Investors are advised, however, to consult any additional disclosures the Company made or may make in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC in 2012 and 2011 (which, among other places, can be found on the SEC’s website at http://www.sec.gov). Except as expressly set forth in this Form 10-K, the information available from time to time on such website shall not be deemed incorporated by reference into this Annual Report on Form 10-K. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. In addition to factors that may be described in the Company’s filings with the SEC, including this filing, the following factors, among others, could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:

(i)    unanticipated circumstances or results affecting the Company’s financial performance, including decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel; changes in consumer preferences, such as reduced consumer demand for the Company’s color cosmetics and other current products, including new product launches; changes in consumer purchasing habits, including with respect to shopping channels; lower than expected retail customer acceptance or consumer acceptance of, or less than anticipated results from, the Company’s existing or new products; higher than expected pension expense and/or cash contributions under its benefit plans, insurance premiums, advertising, promotional and/or marketing expenses or lower than expected results from the Company’s advertising, promotional and/or marketing plans; higher than expected sales returns or decreased sales of the Company’s existing or new products; actions by the Company’s customers, such as retailer inventory management and greater than anticipated retailer space reconfigurations or reductions in retail space and/or product discontinuances or a greater than expected impact from retailer pricing or promotional strategies; and changes in the competitive environment and actions by the Company’s competitors, including business combinations, technological breakthroughs, new products offerings, increased advertising, promotional and marketing spending and advertising, promotional and/or marketing successes by competitors, including increases in share in the mass retail channel;

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

(iv)    difficulties, delays or unanticipated costs in achieving the Company’s strategic goal to profitably grow its business and as to the business strategies employed to achieve this goal, such as (a) difficulties, delays or the Company’s inability to build its strong brands, such as due to less than effective product development, less than expected acceptance of its new or existing products by consumers and/or retail customers, less than expected acceptance of its advertising, promotional and/or marketing plans by its consumers and/or retail customers, less than expected investment in advertising, promotional and/or marketing activities or greater than expected competitive investment, less than expected acceptance of its brand communication by consumers and/or retail partners, less than expected levels of advertising, promotional and/or marketing activities for its new product launches and/or less than expected levels of execution with its retail partners or higher than expected costs and expenses; (b) difficulties, delays or the inability to develop its organizational capability; (c) difficulties, delays or unanticipated costs in connection with its plans to drive the Company to act globally, such as due to higher than anticipated levels of investment required to support and build its brands globally or less than anticipated results from its national and multi-national brands; (d) difficulties, delays or unanticipated costs in connection with its plans to improve its operating profit and cash flow, such as difficulties, delays or the inability to take actions intended to improve results in sales returns, cost of goods sold, general and administrative expenses, working capital management and/or sales growth; and/or (e) difficulties, delays or unanticipated costs in consummating, or its inability to consummate, transactions to improve its capital structure, strengthen its balance sheet and/or reduce debt, including higher than expected costs (including interest rates);

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

(vii)    the unavailability of funds under Products Corporation’s 2011 Revolving Credit Facility or other permitted lines of credit, or from delaying the implementation of or revising certain aspects of the Company’s business strategy; reducing or delaying purchases of wall displays or advertising, promotional, or marketing expenses; reducing or delaying capital spending; implementing new or revising existing restructuring programs; refinancing indebtedness; selling assets or operations; or from capital contributions and/or loans from MacAndrews & Forbes, Revlon, Inc., the Company’s other affiliates and/or third parties and/or the sale of additional debt securities of Products Corporation; and/or reducing other discretionary spending;

(viii)  higher than expected operating expenses, insurance premiums, sales returns, working capital expenses, permanent wall display costs, capital expenditures, debt service payments, tax payments, cash pension plan contributions; post-retirement benefit plan contributions; and/or net periodic benefit costs for the pension and other post-retirement benefit plans, restructuring costs, severance not otherwise included in the Company’s restructuring programs and/or debt repurchases;

(ix)    interest rate or foreign exchange rate changes affecting the Company and its market-risk sensitive financial instruments and/or difficulties, delays or the inability of the counterparty to perform such transactions;

(x)    difficulties, delays or the inability of the Company to efficiently manage its cash and working capital;

(xi)  lower than expected returns on pension plan assets and/or lower discount rates, which could result in higher than expected cash contributions and/or net periodic benefit costs;

(xii)   unexpected consequences related to the future impact of the further devaluation of Bolivars;

(xiii)  less than expected insurance proceeds related to the fire at Revlon Venezuela’s facility, and/or greater than expected lost net sales and/or profts lost as a result of the business interruption;

(xiv)  difficulties, delays, unanticipated costs or the Company’s inability to mitigate the impact of the March 2011 disaster in Japan and its aftermath on the Company’s global supply chain; and

(xv)     unexpected significant variances in the Company’s cash taxes paid, tax provision and effective tax rate and/or changes in the Company’s earnings trends, tax position or future taxable income that may impact the amount or timing of the Company’s realization of the benefits of the net deferred tax assets in certain jurisdictions outside of the U.S.

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

Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.

Item 14.    Principal Accountant Fees and Services

The Board of Directors of Revlon, Inc. (Revlon, Inc. owns 100% of Products Corporation’s common stock) maintains an Audit Committee in accordance with applicable SEC rules and the NYSE’s listing standards. In accordance with the charter of Revlon, Inc.’s Audit Committee, a printable and current copy of which is available at www.revloninc.com, Revlon, Inc.’s Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the audit work of Revlon, Inc.’s and Products Corporation’s independent auditors for the purpose of preparing and issuing its audit report or performing other audit, review or attest services for Revlon, Inc. and Products Corporation. The independent auditors, KPMG LLP, report directly to Revlon, Inc.’s Audit Committee, and Revlon, Inc.’s Audit Committee is directly responsible for, among other things, reviewing in advance, and granting any appropriate pre-approvals of, (a) all auditing services to be provided by the independent auditor and (b) all non-audit services to be provided by the independent auditor (as permitted by the Exchange Act), and in connection therewith to approve all fees and other terms of engagement, as required by the applicable rules of the Exchange Act and subject to the exemptions provided for in such rules. Revlon, Inc.’s Audit Committee has an Audit Committee Pre-Approval Policy for pre-approving all permissible audit and non-audit services performed by KPMG LLP. In 2009, the Audit Committee approved the Audit Committee Pre-Approval Policy for 2010; in 2010, the Audit Committee approved the Audit Committee Pre-Approval Policy for 2011; and in 2011 the Audit Committee pre-approved the Audit Committee Pre-Approval Policy for 2012, a printable and current copy of which is available at www.revloninc.com.

The aggregate fees billed for professional services by KPMG LLP in 2011 and 2010 for these various services for Revlon, Inc. and the Company in the aggregate were (in millions):

	000000	000000
Types of Fees	2011	2010

Audit Fees	$3.8	$3.6

Audit-Related Fees	0.2	0.2

Tax Fees	0.2	0.2

All Other Fees	-	-

Total Fees	$4.2	$4.0

In the above table, in accordance with the SEC definitions and rules, (a) “audit fees” are fees the Company paid KPMG LLP for professional services rendered for the audits of (i) Revlon, Inc.’s and Products Corporation’s annual financial statements, (ii) the effectiveness of Revlon, Inc.’s internal control over financial reporting and (iii) the review of financial statements included in Revlon, Inc.’s and Products Corporation’s Quarterly Reports on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements; (b) “audit-related fees” are fees billed by KPMG LLP for assurance and related services that are traditionally performed by the auditor, including services performed by KPMG LLP related to employee benefit plan audits and certain transactions, as well as attestation services not required by statute or regulation; (c) “tax fees” are fees for permissible tax compliance, tax advice and tax planning; and (d) “all other fees” are fees billed by KPMG LLP to the Company for any permissible services not included in the first three categories.

All of the services performed by KPMG LLP for the Company during 2011 and 2010 were either expressly pre-approved by Revlon, Inc.’s Audit Committee or were pre-approved in accordance with Revlon, Inc.’s Audit Committee Pre-Approval Policy, and Revlon, Inc.’s Audit Committee was provided with regular updates as to the nature of such services and fees paid for such services.

Website Availability of Reports and Other Corporate Governance Information

Revlon, Inc., which owns 100% of Products Corporation’s common stock, maintains a comprehensive corporate governance program, including Corporate Governance Guidelines for Revlon, Inc.’s Board of Directors, Revlon, Inc.’s Board Guidelines for Assessing Director Independence and charters for Revlon, Inc.’s Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee. Revlon, Inc. maintains a corporate investor relations website, www.revloninc.com, where stockholders and other interested persons may review, without charge, among other things, Revlon, Inc.’s corporate governance materials and certain SEC filings (such as Revlon, Inc.’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, annual reports, Section 16 reports reflecting certain changes in the stock ownership of Revlon, Inc.’s directors and Section 16 officers, and certain other documents filed with the SEC), each of which are generally available on the same business day as the filing date with the SEC on the SEC’s website http://www.sec.gov, as well as on Revlon, Inc.’s website http://www.revloninc.com. In addition, under the section of the website entitled, “Corporate Governance,” Revlon, Inc. posts printable copies of the latest versions of its Corporate Governance Guidelines, Board Guidelines for Assessing Director Independence, charters for Revlon, Inc.’s Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee, as well as Revlon, Inc.’s and the Company’s Code of Business Conduct (which includes Revlon, Inc.’s and the Company’s Code of Ethics for Senior Financial Officers) and the Audit Committee Pre-Approval Policy. If the Company changes the Code of Ethics for Senior Financial Officers in any material respect or waives any provision of the Code of Business Conduct for its executive officers or Directors, including any waivers of the Code of Ethics for Senior Financial Officers for any of its Senior Financial Officers, the Company expects to provide the public with notice of any such changes or waivers by publishing an appropriate description of such event on Revlon, Inc.’s corporate website, www.revloninc.com, or by other appropriate means as required or permitted under applicable rules of the SEC. The Company does not currently expect to make any such waivers. The business and financial materials and any other statement or disclosure on, or made available through, the websites referenced herein shall not be deemed incorporated by reference into this report.

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

4.	Instruments Defining the Rights of Security Holders, Including Indentures.

4.1

Third Amended and Restated Term Loan Agreement dated as of May 19, 2011 (the “2011 Term Loan Agreement”), among Products Corporation, as borrower, the lenders party thereto, Citigroup Global Markets Inc. (“CGMI”), J.P. Morgan Securities LLC (“JPM Securities”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”), Credit Suisse Securities (USA) LLC (“Credit Suisse”) and Wells Fargo Securities, LLC (“WFS”), as the joint lead arrangers; CGMI, JPM Securities, Merrill Lynch, Credit Suisse, WFS and Natixis, New York Branch (“Natixis”), as joint bookrunners; JPMorgan Chase Bank, N.A. and Bank of America, N.A., as co-syndication agents; Credit Suisse, Wells Fargo Bank, N.A. and Natixis, as co-documentation agents; and Citicorp USA, Inc. (“CUSA”), as administrative agent and collateral agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Products Corporation filed with the SEC on May 20, 2011 (the “Products Corporation May 20, 2011 Form 8-K”)).

4.2

Third Amended and Restated Revolving Credit Agreement, dated as of June 16, 2011 (the “2011 Revolving Credit Agreement”), among Products Corporation and certain of its foreign subsidiaries, as borrowers, and CGMI and Wells Fargo Capital Finance, LLC (“WFCF”), as the joint lead arrangers; CGMI, WFCF, Merrill Lynch, JPM Securities and Credit Suisse, as joint bookrunners; and CUSA, as administrative agent and collateral agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Products Corporation filed with the SEC on June 17, 2011 (the “Products Corporation June 17, 2011 Form 8-K”)).

4.3

Third Amended and Restated Pledge and Security Agreement dated as of March 11, 2010 among Revlon, Inc., Products Corporation and certain domestic subsidiaries of Products Corporation in favor of CUSA, as collateral agent for the secured parties (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Products Corporation filed with the SEC on March 16, 2010 (the “Products Corporation March 16, 2010 Form 8-K”)).

4.4

Third Amended and Restated Intercreditor and Collateral Agency Agreement, dated as of March 11, 2010, among CUSA, as administrative agent for certain bank lenders, U.S. Bank National Association, as trustee for certain noteholders, CUSA, as collateral agent for the secured parties, Revlon, Inc., Products Corporation and certain domestic subsidiaries of Products Corporation (incorporated by reference to Exhibit 4.4 to the Products Corporation March 16, 2010 Form 8-K).

4.5

Amended and Restated Guaranty, dated as of March 11, 2010, by and among Revlon, Inc., Products Corporation and certain domestic subsidiaries of Products Corporation, in favor of CUSA, as collateral agent for the secured parties (incorporated by reference to Exhibit 4.5 to the Products Corporation March 16, 2010 Form 8-K).

4.6	Form of Revolving Credit Note under the 2011 Revolving Credit Agreement (incorporated by reference to Exhibit 4.3 to the Products Corporation June 17, 2011 Form 8-K).

4.7

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

4.12	Form of Term Loan Note under the 2011 Term Loan Agreement (incorporated by reference to Exhibit 4.4 to the Products Corporation May 20, 2011 Form 8-K).

4.13

Amended and Restated Term Loan Guaranty, dated as of March 11, 2010, by Revlon, Inc., Products Corporation and certain domestic subsidiaries of Products Corporation in favor of CUSA, as collateral agent for the secured parties (incorporated by reference to Exhibit 4.14 to the Products Corporation March 16, 2010 Form 8-K).

4.14

Reaffirmation Agreement, dated as of June 16, 2011 made by Revlon, Inc., Products Corporation and certain of its domestic subsidiaries and acknowledged by CUSA, as collateral agent for the secured parties (incorporated by reference to Exhibit 4.2 to the Products Corporation June 17, 2011 Form 8-K).

4.15

Reaffirmation Agreement, dated as of May 19, 2011 made by Revlon, Inc., Products Corporation and certain of its domestic subsidiaries and acknowledged by CUSA, as collateral agent for the secured parties (incorporated by reference to Exhibit 4.2 to the Products Corporation May 20, 2011 Form 8-K).

4.16	Master Assignment and Acceptance, dated as of May 19, 2011 among certain lenders and Citibank, N.A. (incorporated by reference to Exhibit 4.3 to the Products Corporation May 20, 2011 Form 8-K).

4.17

Indenture, dated as of November 23, 2009, between Products Corporation and U.S. Bank National Association, as trustee, relating to Products Corporation’s 9 3/4% Senior Secured Notes due November 15, 2015 (incorporated by reference to Exhibit 4.22 to Products Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on February 25, 2010).

10.	Material Contracts.

10.1

Tax Sharing Agreement, dated as of June 24, 1992, among MacAndrews & Forbes Holdings, Revlon, Inc., Products Corporation and certain subsidiaries of Products Corporation, as amended and restated as of January 1, 2001 (incorporated by reference to Exhibit 10.2 to Products Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the SEC on February 25, 2002).

10.2

Tax Sharing Agreement, dated as of March 26, 2004, by and among Revlon, Inc., Products Corporation and certain subsidiaries of Products Corporation (incorporated by reference to Exhibit 10.25 to Products Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 filed with the SEC on May 17, 2004).

10.3

Amended and Restated Employment Agreement, dated as of October 27, 2011, between Products Corporation and David L. Kennedy (incorporated by reference to Exhibit 10.3 to Revlon, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on February 16, 2012).

10.4

Amended and Restated Employment Agreement, dated as of May 1, 2009, between Products Corporation and Alan T. Ennis (incorporated by reference to Exhibit 10.2 to Revlon, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009 filed with the SEC on July 30, 2009 (the “Revlon, Inc. 2009 Second Quarter Form 10-Q”)).

10.5

Amended and Restated Employment Agreement, dated as of February 14, 2011, between Products Corporation and Robert K. Kretzman (incorporated by reference to Exhibit 10.5 to Revlon Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on February 17, 2011).

10.6	Employment Agreement, dated as of April 29, 2009, between Products Corporation and Steven Berns (incorporated by reference to Exhibit 10.4 to the Revlon, Inc. 2009 Second Quarter Form 10-Q).

10.7

Amended and Restated Employment Agreement, dated as of May 1, 2009, between Products Corporation and Chris Elshaw (incorporated by reference to Exhibit 10.7 to Revlon, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on February 25, 2010 (the “Revlon, Inc. 2009 Form 10-K”)).

10.8

Third Amended and Restated Revlon, Inc. Stock Plan (as amended, the “Stock Plan”) (incorporated by reference to Exhibit 4.1 to Revlon, Inc.’s Registration Statement on Form S-8 filed with the SEC on December 10, 2007).

10.9	Revlon Executive Incentive Compensation Plan (incorporated by reference to Annex C to Revlon, Inc.’s Annual Proxy Statement on Schedule 14A filed with the SEC on April 21, 2010).

10.10

Amended and Restated Revlon Pension Equalization Plan, amended and restated as of December 14, 1998 (the “PEP”) (incorporated by reference to Exhibit 10.15 to Revlon, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the SEC on March 3, 1999).

10.11	Amendment to the PEP, dated as of May 28, 2009 (incorporated by reference to Exhibit 10.13 to the Revlon, Inc. 2009 Form 10-K).

10.12

Executive Supplemental Medical Expense Plan Summary, dated July 2000 (incorporated by reference to Exhibit 10.10 to Revlon, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the SEC on March 21, 2003).

10.13

Benefit Plans Assumption Agreement, dated as of July 1, 1992, by and among Revlon Holdings, Revlon, Inc. and Products Corporation (incorporated by reference to Exhibit 10.25 to Products Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 filed with the SEC on March 12, 1993).

10.14

Revlon Executive Severance Pay Plan (incorporated by reference to Exhibit 10.2 to Revlon, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 filed with the SEC on April 30, 2009).

10.15

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

21.	Subsidiaries.

*21.1	Subsidiaries of Revlon Consumer Products Corporation

24.	Powers of Attorney.

*24.1	Power of Attorney executed by Ronald O. Perelman.

*24.2	Power of Attorney executed by Barry F. Schwartz.

*24.3	Power of Attorney executed by Alan S. Bernikow.

*24.4	Power of Attorney executed by Paul J. Bohan.

*24.5	Power of Attorney executed by David L. Kennedy.

*31.1	Certification of Alan T. Ennis, Chief Executive Officer, dated February 16, 2012, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

*31.2	Certification of Steven Berns, Chief Financial Officer, dated February 16, 2012, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1 (furnished herewith)	Certification of Alan T. Ennis, Chief Executive Officer, dated February 16, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (furnished herewith)	Certification of Steven Berns, Chief Financial Officer, dated February 16, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*101.DEF	XBRL Taxonomy Extension Definition Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Page

Report of Independent Registered Public Accounting Firm (Consolidated Financial Statements)	F-2

Audited Financial Statements:
Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3
Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2011	F-4
Consolidated Statements of Stockholder’s Deficiency and Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2011	F-5
Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2011	F-6
Notes to Consolidated Financial Statements	F-7

Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts	F-54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Revlon Consumer Products Corporation:

We have audited the accompanying consolidated balance sheets of Revlon Consumer Products Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholder’s deficiency and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed on the index on page F-1. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Revlon Consumer Products Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York

February 16, 2012

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except share and per share amounts)

	December 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$101.7	$76.7
Trade receivables, less allowance for doubtful accounts of $3.2 and $3.1 as of December 31, 2011 and 2010, respectively	212.0	197.5
Inventories	111.0	115.0
Deferred income taxes - current	49.6	40.3
Prepaid expenses and other	107.6	98.1

Total current assets	581.9	527.6
Property, plant and equipment, net	98.9	106.2
Deferred income taxes - noncurrent	221.4	216.6
Goodwill, net	194.7	182.7
Other assets	109.2	87.3

Total assets	$1,206.1	$1,120.4

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current liabilities:
Short-term borrowings	$5.9	$3.7
Current portion of long-term debt	8.0	8.0
Accounts payable	89.0	84.5
Accrued expenses and other	230.0	216.2

Total current liabilities	332.9	312.4
Long-term debt	1,107.0	1,100.9
Long-term debt – affiliates	107.0	107.0
Long-term pension and other post-retirement plan liabilities	245.5	201.5
Other long-term liabilities	55.3	55.7
Commitments and contingencies
Stockholder’s deficiency:
RCPC Preferred Stock, par value $1.00 per share; 1,000 shares authorized, 546 shares issued and outstanding as of December 31, 2011 and 2010, respectively	54.6	54.6
Common Stock, par value $1.00 per share; 10,000 shares authorized and 5,260 shares issued as of December 31, 2011 and 2010, respectively	-	-
Additional paid-in capital	945.3	943.2
Accumulated deficit	(1,440.6)	(1,504.6)
Accumulated other comprehensive loss	(200.9)	(150.3)

Total stockholder’s deficiency	(641.6)	(657.1)

Total liabilities and stockholder’s deficiency	$1,206.1	$1,120.4

See Accompanying Notes to Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions)

	Year Ended December 31,
	2011	2010	2009
Net sales	$1,381.4	$1,321.4	$1,295.9
Cost of sales	492.6	455.3	474.7

Gross profit	888.8	866.1	821.2
Selling, general and administrative expenses	678.1	659.3	619.6
Restructuring costs and other, net	-	(0.3)	21.3

Operating income	210.7	207.1	180.3

Other expenses, net:
Interest expense	91.1	96.7	93.0
Amortization of debt issuance costs	3.7	4.5	5.5
Loss on early extinguishment of debt, net	11.2	9.7	5.8
Foreign currency losses, net	4.4	6.3	8.9
Miscellaneous, net	1.5	1.2	0.5

Other expenses, net	111.9	118.4	113.7

Income from continuing operations before income taxes	98.8	88.7	66.6
Provision for (benefit from) income taxes	35.4	(235.3)	8.1

Income from continuing operations, net of taxes	63.4	324.0	58.5
Income from discontinued operations, net of taxes	0.6	0.3	0.3

Net income	$64.0	$324.3	$58.8

See Accompanying Notes to Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIENCY

AND COMPREHENSIVE INCOME (LOSS)

(dollars in millions)

	RCPC Preferred Stock	Additional Paid- In-Capital (Capital Deficiency)	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder’s Deficiency
Balance, January 1, 2009	$54.6	$932.8	$(1,887.7)	$(183.1)	$(1,083.4)
Stock-based compensation amortization		5.6			5.6

Comprehensive income (loss):
Net income			58.8		58.8
Revaluation of financial derivative instruments (a)				3.7	3.7

Currency translation adjustment				9.8	9.8
Amortization of pension related costs(b)				12.0	12.0
Pension re-measurement				(9.5)	(9.5)
Pension curtailment gain(c)				9.2	9.2

Total comprehensive income					84.0

Balance, December 31, 2009	54.6	938.4	(1,828.9)	(157.9)	(993.8)
Stock-based compensation amortization		3.6			3.6
Excess tax benefits from stock-based compensation		1.2			1.2

Comprehensive income (loss):
Net income			324.3		324.3
Revaluation of financial derivative instruments (a)				1.7	1.7
Currency translation adjustment				7.4	7.4
Amortization of pension related costs(b)				5.4	5.4
Pension re-measurement(c)				(8.4)	(8.4)
Pension curtailment gain(c)				1.5	1.5

Total comprehensive income					331.9

Balance, December 31, 2010	54.6	943.2	(1,504.6)	(150.3)	(657.1)

Stock-based compensation amortization		1.9			1.9
Excess tax benefits from stock-based compensation		0.2			0.2

Comprehensive income (loss):

Net income			64.0		64.0
Currency translation adjustment, net of tax of $1.8 million				(8.3)	(8.3)
Amortization of pension related costs, net of tax of $2.0 million (b)				3.6	3.6
Pension re-measurement, net of tax of $30.1 million(c)				(45.9)	(45.9)

Total comprehensive income					13.4

Balance, December 31, 2011	$54.6	$945.3	$(1,440.6)	$(200.9)	$(641.6)

(a)

See Note 11, “Financial Instruments” and Note 15, “Accumulated Other Comprehensive Loss” for details regarding the net amount of hedge accounting derivative losses recognized in 2010 and 2009 due to the Company’s use of derivative financial instruments.

(b)

See Note 13, “Savings Plan, Pension and Post-retirement Benefits,” and Note 15, “Accumulated Other Comprehensive Loss,” for details on the change in Accumulated Other Comprehensive Loss as a result of the amortization of unrecognized prior service costs and actuarial losses (gains) arising during 2011, 2010 and 2009 related to the Company’s pension and other post-retirement plans.

(c)

See Note 13, “Savings Plan, Pension and Post-retirement Benefits,” and Note 15, “Accumulated Other Comprehensive Loss,” for details on the increase in pension liabilities recorded within Accumulated Other Comprehensive Loss as the result of the re-measurement of the pension liabilities, as well as the curtailment gain recognized by the Company in connection with the May 2009 Pension Plan Amendments (as hereinafter defined) in 2009 and the curtailment gain recognized by the Company in connection with the amendments to the Canadian defined benefit pension plan in 2010, which both reduced the Company’s pension liability and were recorded as an offset against the net actuarial losses previously reported within Accumulated Other Comprehensive Loss in the respective years.

See Accompanying Notes to Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$64.0	$324.3	$58.8
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of taxes	(0.6)	(0.3)	(0.3)
Depreciation and amortization	60.8	57.0	60.1
Amortization of debt discount	2.3	2.5	0.6
Stock compensation amortization	1.9	3.6	5.6
Provision for (benefit from) deferred income taxes	12.2	(247.3)	(1.2)
Loss on early extinguishment of debt, net	11.2	9.7	5.8
Amortization of debt issuance costs	3.7	4.5	5.5
Gain on sale of certain assets	-	-	(1.7)
Pension and other post-retirement expense	5.2	9.5	27.5
Change in assets and liabilities:
Increase in trade receivables	(18.3)	(19.2)	(4.0)
Decrease in inventories	3.6	7.0	41.5
Increase in prepaid expenses and other current assets	(12.3)	(15.4)	(8.6)
Increase (decrease) in accounts payable	8.0	17.0	(5.9)
Increase (decrease) in accrued expenses and other current liabilities	22.0	16.4	(19.2)
Pension and other post-retirement plan contributions	(31.5)	(25.8)	(24.3)
Purchases of permanent displays	(41.3)	(33.7)	(32.9)
Other, net	(2.9)	(13.1)	(4.0)

Net cash provided by operating activities	88.0	96.7	103.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13.9)	(15.2)	(14.3)
Acquisition	(39.0)	-	-
Proceeds from the sale of certain assets	0.3	0.3	2.5

Net cash used in investing activities	(52.6)	(14.9)	(11.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings and overdraft	0.2	(10.6)	6.0
Repayments under the 2006 Term Loan Facility	-	(815.0)	(18.7)
Borrowings under the 2010 Term Loan Facility	-	786.0	-
Repayments under the 2010 Term Loan Facility	(794.0)	(6.0)	-
Borrowings under the 2011 Term Loan Facility	796.0	-	-
Repayments under the 2011 Term Loan Facility	(4.0)	-	-
Proceeds from the issuance of long-term debt, net	-	-	326.4
Repayment of long-term debt	-	-	(381.7)
Payment of financing costs	(4.3)	(17.0)	(23.4)
Other financing activities	(1.4)	0.3	(0.9)

Net cash used in financing activities	(7.5)	(62.3)	(92.3)

CASH FLOWS FROM DISCONTINUED OPERATIONS ACTIVITIES:

Net cash provided by discontinued operations	-	-	0.2

Effect of exchange rate changes on cash and cash equivalents	(2.9)	2.7	2.3

Net increase in cash and cash equivalents	25.0	22.2	1.7
Cash and cash equivalents at beginning of period	76.7	54.5	52.8

Cash and cash equivalents at end of period	$101.7	$76.7	$54.5

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$91.2	$83.5	$97.9
Income taxes, net of refunds	$20.3	$16.0	$14.7

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying Consolidated Financial Statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, trade support costs, certain assumptions related to the recoverability of intangible and long-lived assets, deferred tax valuation allowances, reserves for estimated tax liabilities, restructuring costs, certain estimates and assumptions used in the calculation of the net periodic benefit costs and the projected benefit obligations for the Company’s pension and other post-retirement plans, including the expected long-term return on pension plan assets and the discount rate used to value the Company’s year-end pension benefit obligations.

Certain prior year amounts in the Consolidated Financial Statements and Notes to Consolidated Financial Statements have been reclassified to conform to the current year’s presentation.

Cash and Cash Equivalents:

Cash equivalents are primarily investments in high-quality, short-term money market instruments with original maturities of three months or less and are carried at cost, which approximates fair value. Cash equivalents were $4.2 million and $4.7 million as of December 31, 2011 and 2010, respectively. Accounts payable includes $1.0 million and $3.4 million of outstanding checks not yet presented for payment at December 31, 2011 and 2010, respectively.

Accounts Receivable:

Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by an allowance for doubtful accounts for balances which are estimated to be uncollectible at December 31, 2011 and 2010, respectively. The Company grants credit terms in the normal course of business to its customers. Trade credit is extended based upon periodically updated evaluations of each customer’s ability to perform its payment obligations. The Company does not normally require collateral or other security to support credit sales. The allowance for doubtful accounts is determined based on historical experience and ongoing evaluations of the Company’s receivables and evaluations of the risks of payment. The allowance for doubtful accounts is recorded against accounts receivable balances when they are deemed uncollectible. Recoveries of accounts receivable previously reserved are recorded in the consolidated statements of income when received. At December 31, 2011 and 2010, the Company’s three largest customers accounted for an aggregate of approximately 35% and 31%, respectively, of outstanding accounts receivable.

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

Property, Plant and Equipment and Other Assets:

Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets as follows: land improvements, 20 years; buildings, 20 to 45 years; machinery and equipment, 3 to 10 years; office furniture and fixtures, 3 to 15 years; and capitalized software, 2 to 5 years. Leasehold improvements and building

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

improvements are amortized over their estimated useful lives or the terms of the leases or remaining life of the original structure, respectively, whichever is shorter. Repairs and maintenance are charged to operations as incurred, and expenditures for additions and improvements are capitalized.

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

Included in other assets are permanent wall displays amounting to $53.5 million and $48.7 million as of December 31, 2011 and 2010, respectively, which are amortized generally over a period of 1 to 3 years. In the event of product discontinuances, from time to time the Company may accelerate the amortization of related permanent wall displays based on the estimated remaining useful life of the asset. Amortization expense for permanent wall displays for 2011, 2010 and 2009 was $35.2 million, $35.2 million and $40.2 million, respectively. The Company has included, in other assets, net costs related to the issuance of the Company’s debt instruments amounting to $23.4 million and $29.6 million as of December 31, 2011 and 2010, respectively, which are amortized over the terms of the related debt instruments.

In addition, the Company has included, in other assets, customer relationships, net, of $14.6 million as of December 31, 2011 and nil as of December 31, 2010; trademarks, net, of $13.5 million and $6.7 million as of December 31, 2011 and 2010, respectively; and patents, net, of $1.1 million and $1.0 million as of December 31, 2011 and 2010, respectively. Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values. Customer relationships are recorded at cost and amortized ratably over a weighted average period of approximately 14 years. Trademarks and patents are recorded at cost and amortized ratably over approximately 10 years. Amortization expense for customer relationships, trademarks and patents was $2.8 million for 2011 and $1.4 million for both 2010 and 2009.

Goodwill:

Goodwill represents the excess purchase price for businesses acquired over the fair value of assets acquired. The Company does not amortize its goodwill. The Company reviews its goodwill for impairment at least annually, or whenever events or changes in circumstances would indicate possible impairment. The Company operates in one reportable segment, which is also the only reporting unit for purposes of accounting for goodwill. Since the Company currently only has one reporting unit, all of its goodwill has been assigned to the enterprise as a whole. Goodwill is reviewed for impairment annually, using September 30th carrying values. As the Company has a negative carrying value, Managment performed an assessment of qualitative factors and concluded that it is more likely than not that a goodwill impairment does not exist. The Company did not record any impairment of goodwill during the years ended December 31, 2011, 2010 or 2009. In addition, the Company assesses potential impairments to goodwill when there is evidence that events or changes in circumstances indicate that the Company’s carrying amount may not be recovered. As of December 31, 2011, there have been no significant events since the timing of the Company’s annual impairment test that would have triggered additional impairment testing.

The amount outstanding of goodwill, net, was $194.7 million and $182.7 million at December 31, 2011 and 2010, respectively. Accumulated amortization of goodwill aggregated $117.5 million at both December 31, 2011 and 2010, respectively. Amortization of goodwill ceased as of January 1, 2002 upon the change in accounting guidance that no longer permitted amortization of goodwill.

Revenue Recognition:

Sales are recognized when revenue is realized or realizable and has been earned. The Company’s policy is to recognize revenue when risk of loss and title to the product transfers to the customer. Net sales are comprised of gross revenues less expected returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions and coupons. These incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive. The Company allows customers to return their unsold products if and when they meet certain Company-established criteria as set forth in the Company’s trade terms. The Company regularly reviews and revises, when deemed necessary, its estimates of sales returns based primarily upon the historical rate of actual product returns, planned product discontinuances, new product launches and estimates of customer inventory and promotional sales. The Company records sales returns as a reduction to sales and cost of sales, and an increase to accrued liabilities and inventories. Returned products, which are recorded as inventories, are valued based upon the amount that the Company expects to realize upon their subsequent disposition. The physical condition and marketability of the returned products are the major factors considered by the Company in estimating their realizable value.

Revenues derived from licensing arrangements, including any pre-payments, are recognized in the period in which they become due and payable, but not before the initial license term commences.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

Cost of Sales:

Cost of sales includes all of the costs to manufacture the Company’s products. For products manufactured in the Company’s own facilities, such costs include raw materials and supplies, direct labor and factory overhead. For products manufactured for the Company by third-party contractors, such cost represents the amounts invoiced by the contractors. Cost of sales also includes the cost of refurbishing products returned by customers that will be offered for resale and the cost of inventory write-downs associated with adjustments of held inventories to their net realizable value. These costs are reflected in the Company’s statement of income when the product is sold and net sales revenues are recognized or, in the case of inventory write-downs, when circumstances indicate that the carrying value of inventories is in excess of their recoverable value. Additionally, cost of sales reflects the costs associated with any free products included as sales and promotional incentives. These incentive costs are recognized on the later of the date that the Company recognizes the related revenue or the date on which the Company offers the incentive.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses (“SG&A”) include expenses to advertise the Company’s products, such as television advertising production costs and air-time costs, print advertising costs, promotional displays and consumer promotions. SG&A also includes the amortization of permanent wall displays and intangible assets, distribution costs (such as freight and handling), non-manufacturing overhead (principally personnel and related expenses), insurance and professional fees.

Advertising:

Advertising within SG&A includes television, print, digital and other advertising production costs which are expensed the first time the advertising takes place. The costs of promotional displays are expensed in the period in which they are shipped to customers. Advertising expenses were $271.4 million, $265.2 million and $230.5 million for 2011, 2010 and 2009, respectively, and were included in SG&A in the Company’s Consolidated Statements of Income. The Company also has various arrangements with customers pursuant to its trade terms to reimburse them for a portion of their advertising costs, which provide advertising benefits to the Company. Additionally, from time to time the Company may pay fees to customers in order to expand or maintain shelf space for its products. The costs that the Company incurs for “cooperative” advertising programs, end cap placement, shelf placement costs, slotting fees and marketing development funds, if any, are expensed as incurred and are netted against revenues on the Company’s consolidated statements of income.

Distribution Costs:

Costs, such as freight and handling costs, associated with product distribution are expensed within SG&A when incurred. Distribution costs were $60.9 million for 2011 and $58.7 million for both 2010 and 2009.

Income Taxes:

Income taxes are calculated using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Research and Development:

Research and development expenditures are expensed as incurred. The amounts charged against earnings in 2011, 2010 and 2009 for research and development expenditures were $23.8 million, $24.0 million and $23.9 million, respectively.

Foreign Currency Translation:

Assets and liabilities of foreign operations are translated into U.S. dollars at the rates of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rates prevailing during each period presented. Gains and losses resulting from foreign currency transactions are included in the results of operations. Gains and losses resulting from translation of financial statements of foreign subsidiaries and branches operating in non-hyperinflationary economies are recorded as a component of accumulated other comprehensive loss until either the sale or upon the complete or substantially complete liquidation by the Company of its investment in a foreign entity. To the extent that foreign subsidiaries and branches operate in hyperinflationary economies, non-monetary assets and liabilities are translated at historical rates and translation adjustments are included in the results of operations.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

Venezuela

Highly-Inflationary Economy: Effective January 1, 2010, Venezuela was designated as a highly inflationary economy under U.S. GAAP. As a result, beginning January 1, 2010, the U.S. dollar is the functional currency for the Company’s subsidiary in Venezuela (“Revlon Venezuela”). Through December 31, 2009, prior to Venezuela being designated as highly inflationary, currency translation adjustments of Revlon Venezuela’s balance sheet were reflected in shareholders’ equity as part of Other Comprehensive Income; however, subsequent to January 1, 2010, such adjustments are reflected in earnings.

Currency Devaluation: On January 8, 2010, the Venezuelan government announced the devaluation of its local currency, Venezuelan Bolivars (“Bolivars”), relative to the U.S. dollar and the official exchange rate for non-essential goods changed from 2.15 to 4.30. Throughout 2010, the Company used Venezuela’s official rate to translate Revlon Venezuela’s financial statements. In 2010, the devaluation had the impact of reducing the Company’s reported net sales and operating income by $33.4 million and $8.4 million, respectively. Additionally, to reflect the impact of the currency devaluation, the Company recorded a one-time foreign currency loss of $2.8 million in January 2010 as a result of the required re-measurement of Revlon Venezuela’s balance sheet. As Venezuela was designated as a highly inflationary economy effective January 1, 2010, this foreign currency loss was reflected in earnings in the first quarter of 2010.

In December 2010, the Venezuelan government announced a further devaluation of Bolivars relative to the U.S. dollar for essential goods from 2.60 to 4.30, effective December 31, 2010. Given that the Company has immaterial transactions for essential goods, this further devaluation has not had, nor does the Company expect it to have, a material impact on the Company’s results of operations or financial condition.

Currency Restrictions: Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted Revlon Venezuela’s ability to obtain U.S. dollars in exchange for Bolivars at the official foreign exchange rates from the Venezuelan government and its foreign exchange commission, the Comisión de Administracion de Divisas (“CADIVI”). In May 2010, the Venezuelan government took control over the previously freely-traded foreign currency exchange market and in June 2010, replaced it with a new foreign currency exchange system, the Sistema de Transacciones en Moneda Extranjera (“SITME”). SITME provides a mechanism to exchange Bolivars into U.S. dollars. However, U.S. dollars accessed through SITME can only be used for product purchases and related services, such as freight, and are not available for other transactions, such as the payment of dividends. Also, SITME can only be used accessed for amounts of up to $50,000 per day, subject to a monthly maximum of $350,000 per legal entity, and is generally only available to the extent the applicant has not exchanged and received U.S. dollars from CADIVI within the previous 90 days. In the second quarter of 2011, the Company began using a SITME rate of 5.5 Bolivars per U.S. dollar to translate Revlon Venezuela’s financial statements, as this was the rate at which the Company accessed U.S. dollars in the SITME market during this period (the “SITME Rate”). The Company had previously utilized Venezuela’s official exchange rate of 4.3 Bolivars per U.S. dollar to translate Revlon Venezuela’s financial statements from January 1, 2010 through March 31, 2011. Through December 31, 2011, the Company continued using the SITME Rate to translate Revlon Venezuela’s financial statements.

To reflect the impact of the change in exchange rates from Venezuela’s official exchange rate to the SITME Rate, the Company recorded a foreign currency loss of $1.7 million in the second quarter of 2011. As Venezuela was designated as a highly inflationary economy effective January 1, 2010, the Company reflected this foreign currency loss in earnings for the year ended December 31, 2011. For the year ended December 31, 2011, the change in the exchange rates in Venezuela unfavorably impacted the Company’s consolidated net sales by $4.6 million. The impact on the Company’s consolidated operating income for the year ended December 31, 2011 was de minimis.

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

Stock-Based Compensation:

The Company recognizes stock-based compensation costs for its stock options and restricted stock, measured at the fair value of each award at the time of grant, as an expense over the vesting period of the instrument. Upon the exercise of stock options or the vesting of restricted stock, any resulting tax benefits are recognized in additional paid-in-capital. Any resulting tax deficiencies are recognized in the consolidated statement of income as tax expense to the extent that the tax deficiency amount exceeds any existing additional paid-in-capital resulting from previously realized excess tax benefits from previous awards. The Company reflects such excess tax benefits as cash flows from financing activities in the consolidated statements of cash flows.

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

Foreign Currency Forward Exchange Contracts

Products Corporation enters into FX Contracts primarily to hedge the anticipated net cash flows resulting from inventory purchases and intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. The Company does not apply hedge accounting to its FX Contracts. The Company records FX Contracts in its consolidated balance sheet at fair value and changes in fair value are immediately recognized in earnings. Fair value of the Company’s FX Contracts is determined by using observable market transactions of spot and forward rates.

Interest Rate Swap

Products Corporation’s 2008 Interest Rate Swap (as hereinafter defined) expired in April 2010. At December 31, 2011, the Company did not have any outstanding interest rate swaps.

Recently Adopted Accounting Pronouncements:

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which amends Accounting Standards Codification (“ASC”) Topic 350, “Intangibles—Goodwill and Other” (“ASU 2010-28”). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For such reporting units, Step 2 of the goodwill impairment test is required if qualitative factors exist that indicate it is more likely than not that a goodwill impairment exists. The provisions of ASU 2010-28 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other: Testing Goodwill for Impairment”, which amends the qualitative factor examples in ASC 350 and permits an entity to elect the option to assess qualitative factors to determine whether it is necessary to perform the first step in the two-step impairment testing process. ASU No. 2011-08 is effective for annual reporting periods beginning after December 15, 2011, with early adoption permitted. The Company adopted the provisions of ASU 2010-28 and ASU No. 2011-08 in 2011 and such adoption did not have a material impact on the Company’s results of operations, financial condition or its disclosures.

Recent Accounting Pronouncements:

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“IFRS”), which amends ASC 820, “Fair Value Measurement”. ASU No. 2011-04 modifies ASC 820 to include disclosure of all transfers between Level 1 and Level 2 asset and liability fair value categories. In addition, ASU No. 2011-04 provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. ASU No. 2011-04 requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. ASU No. 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption prohibited. The Company does not expect such adoption will have a material impact on its results of operations, financial condition or disclosures.

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

Recent Events

Fire at Revlon Venezuela Facility

On June 5, 2011, the Company’s facility in Venezuela was destroyed by fire. For the year ended December 31, 2011 and 2010, Revlon Venezuela had net sales of approximately 2% and 3%, respectively, of the Company’s consolidated net sales. At

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

December 31, 2011 and 2010, total assets of Revlon Venezuela were approximately 2% and 3%, respectively, of the Company’s total assets. Historically, approximately 50% of Revlon Venezuela’s net sales were comprised of products imported from the Company’s Oxford, North Carolina facility and approximately 50% were comprised of locally manufactured products. Revlon Venezuela did not have any net sales from the date of the fire until August 12, 2011. The Company’s net sales in Venezuela since August 12, 2011 have been solely comprised of products imported from the Company’s Oxford, North Carolina facility and the Company estimates the lost net sales to be approximately $15 million for 2011.

The Company maintains comprehensive property insurance, as well as business interruption insurance. Business interruption insurance is intended to reimburse for lost profits and other costs incurred, which are attributable to the loss, during the loss period, subject to the terms and conditions of the applicable policies.

In June 2011, the Company recorded a $4.9 million impairment loss related to Revlon Venezuela’s net book value of inventory, property, plant and equipment destroyed by the fire and in the period from June 2011 through December 31, 2011, the Company incurred business interruption losses of $9.7 million related to the fire. The business interruption losses incurred in 2011 include estimated profits lost as a result of the interruption of Revlon Venezuela’s business and costs incurred directly related to the fire. The business interruption losses incurred in 2011 are not indicative of future business interruption losses for insurance purposes or future expected profits for Revlon Venezuela.

During 2011, the Company received $19.7 million in interim advances from its insurance carrier in connection with the fire. During 2011, the Company recognized $14.6 million of income from insurance recoveries, which entirely offset the impairment loss and business interruption losses noted above. The income from insurance recoveries is included within selling, general and administrative expenses in the Company’s Statements of Income for the year ended December 31, 2011. The deferred balance of $5.1 million was recorded as deferred income, which is included in accrued expenses and other in the Company’s Consolidated Balance Sheet as of December 31, 2011.

An assessment of the extent of damage and the impact on Revlon Venezuela’s business is ongoing, and therefore the final amount and timing of the ultimate insurance recovery is currently unknown.

2.    BUSINESS ACQUISITION

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

The Company accounted for the Sinful Colors Acquisition as a business combination during the first quarter of 2011 and, accordingly, the total consideration of $39.0 million has been allocated to the net assets acquired based on their respective estimated fair values at March 17, 2011 as follows:

Recognized amounts of assets acquired and liabilities assumed:
Trade receivables	$2.7
Inventories	3.3
Property, plant and equipment, net	0.4
Intangible assets	22.8
Accounts payable	(0.9)
Accrued expenses and other	(1.4)

Fair value of net assets acquired	26.9
Goodwill	12.1

Total consideration	$39.0

The allocation of the total consideration of $39.0 million includes intangible assets of $22.8 million and goodwill of $12.1 million, all of which is expected to be deductible for income tax purposes. The intangible assets acquired by major asset category are as follows:

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

•	a $0.8 million charge related to restructuring programs implemented in 2008;

with the foregoing partially offset by

•	income of $1.6 million related to the sale of a facility in Argentina in the first quarter of 2009.

During 2010, the Company recorded a $0.3 million adjustment to restructuring costs and other, net, to reflect lower than originally anticipated expenses associated with the May 2009 Program.

The $20.5 million of net charges related to the May 2009 Program has been or is expected to be paid out as follows: $11.0 million paid in 2009, $6.9 million paid in 2010, $1.6 million paid in 2011, and the balance of $1.0 million to be paid thereafter.

Details of the activity described above during 2011, 2010 and 2009 are as follows:

	00000	00000	00000	00000	00000
	Balance Beginning of Year	(Income) Expenses, Net	Utilized, Net		Balance End of Year
			Cash	Noncash
2011
Employee severance and other personnel benefits:
2009 Programs	$1.0	$-	$(1.0)	$-	$-

Lease exit	1.6	-	(0.6)	-	1.0

Total restructuring costs and other, net	$2.6	$-	$(1.6)	$-	$1.0

2010
Employee severance and other personnel benefits:
2008 Programs	$0.3	$-	$(0.3)	$-	$-
2009 Programs	7.6	(0.2)	(6.4)	-	1.0

	7.9	(0.2)	(6.7)	-	1.0
Lease exit	2.3	(0.1)	(0.6)	-	1.6

Total restructuring costs and other, net	$10.2	$(0.3)	$(7.3)	$-	$2.6

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

	0000000	0000000	0000000	0000000	0000000
2009
Employee severance and other personnel benefits:
2006 Programs	$0.3	$-	$(0.3)	$-	$-
2007 Programs	0.1	-	(0.1)	-	-
2008 Programs	3.0	0.8	(3.5)	-	0.3
2009 Programs	-	19.5	(11.9)	-	7.6

	3.4	20.3	(15.8)	-	7.9
Leases and equipment write-offs	-	2.6	(0.3)	-	2.3

Total restructuring accrual	$3.4	22.9	$(16.1)	$-	$10.2

Gain on sale of Argentina facility		(1.6)

Total restructuring costs and other, net		$21.3

As of December 31, 2011, 2010 and 2009, the unpaid balance of the restructuring costs and other was included in “Accrued expenses and other” and “Other long-term liabilities” in the Company’s Consolidated Balance Sheets. The remaining balance at December 31, 2011 is $1.0 million, of which $0.6 million is expected to be paid by the end of 2012 and the balance of $0.4 million is expected to be paid thereafter.

4.    INVENTORIES

	000000000	000000000
	December 31,
	2011	2010
Raw materials and supplies	$37.9	$39.7
Work-in-process	8.1	9.9
Finished goods	65.0	65.4

	$111.0	$115.0

5.    PREPAID EXPENSES AND OTHER

	000000000	000000000
	December 31,
	2011	2010
Prepaid expenses	$18.2	$19.9
Receivable from Revlon, Inc.	64.2	54.8
Other	25.2	23.4

	$107.6	$98.1

6.    PROPERTY, PLANT AND EQUIPMENT, NET

	000000000	000000000
	December 31,
	2011	2010
Land and improvements	$1.9	$1.9
Building and improvements	63.1	63.5
Machinery, equipment and capital leases	139.7	136.8
Office furniture, fixtures and capitalized software	82.0	79.7
Leasehold improvements	12.3	11.9
Construction-in-progress	10.5	7.2

	309.5	301.0
Accumulated depreciation	(210.6)	(194.8)

	$98.9	$106.2

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $21.5 million, $19.5 million and $17.5 million, respectively.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

7.    ACCRUED EXPENSES AND OTHER

	December 31,
	2011	2010
Sales returns and allowances	$85.4	$76.2
Advertising and promotional costs	32.2	25.3
Compensation and related benefits	52.0	51.8
Interest	15.1	17.8
Taxes	15.6	18.7
Restructuring costs	0.6	1.6
Derivative financial instruments	0.8	2.1
Other	28.3	22.7

	$230.0	$216.2

8.    SHORT-TERM BORROWINGS

Products Corporation had outstanding short-term bank borrowings (excluding borrowings under the 2010 Credit Agreements in 2010 and 2011 and under the 2011 Credit Agreements in 2011, which are reflected in Note 9, “Long-Term Debt”), aggregating $5.9 million and $3.7 million at December 31, 2011 and 2010, respectively. The weighted average interest rate on these short-term borrowings outstanding at December 31, 2011 and 2010 was 6.0% and 5.9%, respectively.

9.    LONG-TERM DEBT

	December 31,
	2011	2010
2011 Term Loan Facility due 2017, net of discounts (See (a) below)	$787.6	$-
2010 Term Loan Facility due 2015, net of discounts (See (b) below)	-	782.0
2011 Revolving Credit Facility due 2016 (See (a) below)	-	-
2010 Revolving Credit Facility due 2014 (See (b) below)	-	-
9 3/4% Senior Secured Notes due 2015, net of discounts (See (c) below)	327.4	326.9
Contributed Loan portion of the Senior Subordinated Term Loan due 2013 (See (d) below)	48.6	48.6
Non-Contributed Loan portion of the Senior Subordinated Term Loan due 2014 (See (d) below)	58.4	58.4

	1,222.0	1,215.9
Less current portion	(8.0)	(8.0)

	$1,214.0	$1,207.9

The Company completed several debt reduction transactions during 2011 and 2010.

2011 Transactions

Refinancings of the 2010 Term Loan and 2010 Revolving Credit Facilities: During 2011, Products Corporation consummated the 2011 Refinancings (as hereinafter defined), reducing interest rates and extending maturities, consisting of the following transactions:

•

In May 2011, Products Corporation consummated a refinancing of the 2010 Term Loan Facility (the “2011 Term Loan Facility Refinancing”), which included replacing Products Corporation’s 2010 bank term loan facility, which was scheduled to mature on March 11, 2015 and had $794.0 million aggregate principal amount outstanding at December 31, 2010 (the “2010 Term Loan Facility”), with a 6.5-year, $800.0 million term loan facility due November 19, 2017 (the “2011 Term Loan Facility”) under a third amended and restated term loan agreement dated May 19, 2011 (the “2011 Term Loan Agreement”), among Products Corporation, as borrower, Citigroup Global Markets Inc. (“CGMI”), J.P. Morgan Securities LLC (“JPM Securities”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”), Credit Suisse Securities (USA) LLC (“Credit Suisse”) and Wells Fargo Securities, LLC (“WFS”),

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

as the joint lead arrangers; CGMI, JPM Securities, Merrill Lynch, Credit Suisse, WFS and Natixis, New York Branch (“Natixis”), as joint bookrunners; JPMorgan Chase Bank, N.A. and Bank of America, N.A., as co-syndication agents; Credit Suisse, Wells Fargo Bank, N.A. and Natixis, as co-documentation agents; and Citicorp USA, Inc. (“CUSA”) as administrative agent and collateral agent.

Products Corporation used $796 million of proceeds from the 2011 Term Loan Facility, which was drawn in full on the May 19, 2011 closing date and issued to lenders at 99.5% of par, to repay in full the $792.0 million of then outstanding indebtedness under its 2010 Term Loan Facility and to pay approximately $2 million of accrued interest. The Company incurred $3.6 million of fees in connection with consummating the 2011 Term Loan Facility Refinancing, of which $1.9 million was capitalized.

•

In June 2011, Products Corporation consummated a refinancing of the 2010 Revolving Credit Facility (the “2011 Revolving Credit Facility Refinancing” and together with the 2011 Term Loan Facility Refinancing, the “2011 Refinancings”), which included refinancing Products Corporation’s 2010 revolving credit facility, which was scheduled to mature on March 11, 2014 and had nil outstanding borrowings at December 31, 2010 (the “2010 Revolving Credit Facility”), with a 5-year, $140.0 million asset-based, multi-currency revolving credit facility due June 16, 2016 (the “2011 Revolving Credit Facility”) under a third amended and restated revolving credit agreement dated June 16, 2011 (the “2011 Revolving Credit Agreement” and together with the 2011 Term Loan Agreement, the “2011 Credit Agreements”), among Products Corporation and certain of its foreign subsidiaries, as borrowers, and CGMI and Wells Fargo Capital Finance, LLC (“WFCF”), as the joint lead arrangers; CGMI, WFCF, Merrill Lynch, JPMorgan Securities and Credit Suisse, as joint bookrunners; and CUSA as administrative agent and collateral agent.

Products Corporation incurred $0.7 million of fees in connection with consummating the 2011 Revolving Credit Facility Refinancing, all of which were capitalized.

As a result of the 2011 Refinancings, the Company recognized a loss on the early extinguishment of debt of $11.2 million during 2011, due to $1.7 million of fees which were expensed as incurred in connection with the 2011 Refinancings, as well as the write-off of $9.5 million of unamortized debt discount and deferred financing fees as a result of such refinancings.

2010 Transactions

Refinancing of the 2006 Term Loan and Revolving Credit Facilities

In March 2010, Products Corporation consummated a credit agreement refinancing (the “2010 Refinancing”) consisting of the following transactions:

•

The 2010 Refinancing included refinancing Products Corporation’s 2006 term loan facility, which was scheduled to mature on January 15, 2012 and had $815.0 million aggregate principal amount outstanding at December 31, 2009 (the “2006 Term Loan Facility”), with a 5-year, $800.0 million term loan facility due March 11, 2015 (the “2010 Term Loan Facility”) under a second amended and restated term loan agreement dated March 11, 2010 (the “2010 Term Loan Agreement”), among Products Corporation, as borrower, the lenders party thereto, CGMI, JPM Securities, Banc of America Securities LLC (“BAS”) and Credit Suisse, as joint lead arrangers; CGMI, JPM Securities, BAS, Credit Suisse and Natixis, as joint bookrunners; JPMorgan Chase Bank, N.A. and Bank of America, N.A., as co-syndication agents; Credit Suisse and Natixis as co-documentation agents; and CUSA, as administrative agent and collateral agent.

•

The 2010 Refinancing also included refinancing Products Corporation’s 2006 revolving credit facility, which was scheduled to mature on January 15, 2012 and had nil outstanding borrowings at December 31, 2009 (the “2006 Revolving Credit Facility” and together with the 2006 Term Loan Facility, the “2006 Credit Facilities” and such agreements, the “2006 Credit Agreements”), with a 4-year, $140.0 million asset-based, multi-currency revolving credit facility due March 11, 2014 (the “2010 Revolving Credit Facility” and, together with the 2010 Term Loan Facility, the “2010 Credit Facilities”) under a second amended and restated revolving credit agreement dated March 11, 2010 (the “2010 Revolving Credit Agreement” and, together with the 2010 Term Loan Agreement, the “2010 Credit Agreements”), among Products Corporation, as borrower, the lenders party thereto, CGMI and WFS, as joint lead arrangers; CGMI, WFS, BAS, JPM Securities and Credit Suisse, as joint bookrunners, and CUSA, as administrative agent and collateral agent.

•

Products Corporation used the approximately $786 million of proceeds from the 2010 Term Loan Facility, which was drawn in full on the March 11, 2010 closing date and issued to lenders at 98.25% of par, plus approximately $31 million of available cash and approximately $20 million then drawn on the 2010 Revolving Credit Facility to repay in full the $815.0 million of outstanding indebtedness under its 2006 Term Loan Facility and to pay approximately $7 million of accrued interest and approximately $15 million of fees and expenses incurred in connection with consummating the 2010 Refinancing, of which approximately $9 million was capitalized.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

(a) 2011 Credit Agreements

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

If the value of the eligible assets is not sufficient to support the $140.0 million borrowing base under the 2011 Revolving Credit Facility, Products Corporation will not have full access to the 2011 Revolving Credit Facility. Products Corporation’s ability to borrow under the 2011 Revolving Credit Facility is also conditioned upon the satisfaction of certain conditions precedent and Products Corporation’s compliance with other covenants in the 2011 Revolving Credit Agreement.

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

Local Loans bear interest, if mutually acceptable to Products Corporation and the relevant foreign lenders, at the Local Rate, and otherwise (i) if in foreign currencies or in U.S. dollars at the Eurodollar Rate or the Eurocurrency Rate plus the applicable margin set forth in the grid above or (ii) if in U.S. dollars at the Alternate Base Rate plus the applicable margin set forth in the grid above.

Prior to the termination date of the 2011 Revolving Credit Facility, revolving loans are required to be prepaid (without any permanent reduction in commitment) with:

(i)

the net cash proceeds from sales of Revolving Credit First Lien Collateral by Products Corporation or any of its subsidiary guarantors (other than dispositions in the ordinary course of business and certain other exceptions); and

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

(ii)

the net proceeds from the issuance by Products Corporation or any of its subsidiaries of certain additional debt, to the extent there remains any such proceeds after satisfying Products Corporation’s repayment obligations under the 2011 Term Loan Facility.

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

Under certain circumstances, if and when the difference between (i) the borrowing base under the 2011 Revolving Credit Facility and (ii) the amounts outstanding under the 2011 Revolving Credit Facility is less than $20.0 million for a period of two consecutive days or more, and until such difference is equal to or greater than $20.0 million for a period of 30 consecutive business days, the 2011 Revolving Credit Facility requires Products Corporation to maintain a consolidated fixed charge coverage ratio (the ratio of EBITDA minus Capital Expenditures to Cash Interest Expense for such period) of a minimum of 1.0 to 1.0.

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

Under the 2011 Term Loan Facility, Eurodollar Loans bear interest at the Eurodollar Rate plus 3.50% per annum (with the Eurodollar Rate not to be less than 1.25%) and Alternate Base Rate loans bear interest at the Alternate Base Rate plus 2.50% (with the Alternate Base Rate not to be less than 2.25%).

Prior to the November 2017 termination date of the 2011 Term Loan Facility, on September 30, December 31, March 31 and June 30 of each year (commencing September 30, 2011), Products Corporation is required to repay $2 million of the principal amount of the term loans outstanding under the 2011 Term Loan Facility on each respective date. In addition, the term loans under the 2011 Term Loan Facility are required to be prepaid with:

(i) the net cash proceeds in excess of $10 million for each 12-month period ending on March 31 received during such period from sales of Term Loan First Lien Collateral by Products Corporation or any of its subsidiary guarantors with carryover of unused annual basket amounts up to a maximum of $25 million and with respect to certain specified dispositions, up to an additional $25 million in the aggregate (subject to a reinvestment right for 365 days, or 545 days if Products Corporation has within such 365-day period entered into a legally binding commitment to invest such funds);

(ii) the net proceeds from the issuance by Products Corporation or any of its subsidiaries of certain additional debt; and

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

(iii) 50% of Products Corporation’s “excess cash flow”, commencing with excess cash flow for the 2012 fiscal year payable in the first 100 days of 2013, which prepayments are applied to reduce Products Corporation’s future regularly scheduled term loan amortization payments in the direct order of maturities.

The 2011 Term Loan Facility contains a financial covenant limiting Products Corporation’s first lien senior secured leverage ratio (the ratio of Products Corporation’s Senior Secured Debt that has a lien on the collateral which secures the 2011 Term Loan Facility that is not junior or subordinated to the liens securing the 2011 Term Loan Facility (excluding debt outstanding under the 2011 Revolving Credit Facility) to EBITDA), to no more than 4.0 to 1.0 for each period of four consecutive fiscal quarters ending during the period from June 30, 2011 to the November 2017 maturity date of the 2011 Term Loan Facility.

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

Products Corporation was in compliance with all applicable covenants under the 2011 Term Loan Agreement and 2011 Revolving Credit Agreement upon closing the respective 2011 Refinancings and as of December 31, 2011. At December 31, 2011, the aggregate principal amount outstanding under the 2011 Term Loan Facility was $796 million and availability under the $140.0 million 2011 Revolving Credit Facility, based upon the calculated borrowing base less $11.1 million of outstanding undrawn letters of credit and nil then drawn on the 2011 Revolving Credit Facility, was $127.3 million.

(b) 2010 Credit Agreements

Products Corporation was in compliance with all applicable covenants under the 2010 Credit Agreements as of December 31, 2010. At December 31, 2010, the aggregate principal amount outstanding under the 2010 Term Loan Facility was $794.0 million and availability under the $140.0 million 2010 Revolving Credit Facility, based upon the calculated borrowing base less $21.2 million of outstanding undrawn letters of credit and nil then drawn on the 2010 Revolving Credit Facility, was $111.7 million.

(c) 9 3/4% Senior Secured Notes due 2015

In November 2009, Products Corporation issued and sold $330.0 million in aggregate principal amount of the 9 3/4% Senior Secured Notes due November 15, 2015 (the “9 3/4% Senior Secured Notes”) in a private placement which was priced at 98.9% of par, receiving net proceeds (net of original issue discount and underwriters fees) of $319.8 million. Including the amortization of the original issue discount, the effective interest rate on the 9 3/4% Senior Secured Notes is 10%. In connection with and prior to the issuance of the 9 3/4% Senior Secured Notes, Products Corporation entered into amendments to the 2006 Credit Agreements to permit the issuance of the 9 3/4% Senior Secured Notes on a secured basis and incurred $4.7 million of related fees and expenses. The Company capitalized $4.5 million of such fees and expenses which was expensed upon the refinancing of the 2006 Credit Agreements in March 2010. In connection with consummating such refinancing, the Company incurred $10.5 million of fees and expenses related to the issuance of the 9 3/4% Senior Secured Notes, all of which the Company capitalized and which is being amortized over the remaining life of the 9 3/4% Senior Secured Notes.

The $319.8 million of net proceeds, together with $42.6 million of other cash and borrowings under the 2006 Revolving Credit Facility (prior to its complete refinancing in March 2010), were used to repay or redeem all of the $340.5 million aggregate principal amount outstanding of Products Corporation’s 9 1/2% Senior Notes due April 1, 2011, plus an aggregate of $21.9 million for accrued interest, applicable redemption and tender premiums and fees and expenses related to refinancing the 9 1/2% Senior Notes, as well as the amendments to the 2006 Credit Agreements (prior to their complete refinancing in March 2010) required to permit such refinancing to be conducted on a secured basis. Pursuant to a registration rights agreement, in July 2010, all of the original privately-placed 9 3/4% Senior Secured Notes were exchanged for new 9 3/4% Senior Secured Notes

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

due 2015 that were registered under the Securities Act, which new notes have substantially identical terms as the original notes, except that the new notes are registered with the SEC under the Securities Act and the transfer restrictions and registration rights applicable to the original notes do not apply to the new notes.

The 9 3/4% Senior Secured Notes were issued pursuant to an indenture, dated as of November 23, 2009 (the “9 3/4% Senior Secured Notes Indenture”), among Products Corporation, Revlon, Inc. and Products Corporation’s domestic subsidiaries (subject to certain limited exceptions) (the “Subsidiary Guarantors” and, collectively with Revlon, Inc., the “Guarantors”), which Guarantors also currently guarantee Products Corporation’s 2011 Credit Agreements, and U.S. Bank National Association, as trustee. The 9 3/4% Senior Secured Notes are supported by guarantees from the Guarantors.

The 9 3/4% Senior Secured Notes and the related guarantees are secured, subject to certain permitted liens:

•

together with the obligations under the 2011 Revolving Credit Agreement (on an equal and ratable basis), by a second-priority lien on the collateral that is subject to a first-priority lien securing Products Corporation’s obligations under the 2011 Term Loan Agreement (i.e., substantially all of Products Corporation’s and the Subsidiary Guarantors’ intellectual property and intangibles, all of the capital stock of Products Corporation and the Subsidiary Guarantors and 66% of the capital stock of Products Corporation’s and the Subsidiary Guarantors’ first-tier foreign subsidiaries and certain other assets of Products Corporation and the Subsidiary Guarantors (excluding the assets described below)), subject to certain limited exceptions; and

•

by a third-priority lien on the collateral that is subject to a first-priority lien securing Products Corporation’s obligations under the 2011 Revolving Credit Agreement (i.e., substantially all of Products Corporation’s and the Subsidiary Guarantors’ inventory, accounts receivable, equipment, investment property, deposit accounts and certain real estate), which collateral is also subject to a second-priority lien securing Products Corporation’s obligations under the 2011 Term Loan Agreement, subject to certain limited exceptions.

The liens securing the 9 3/4% Senior Secured Notes and the related guarantees are subject to the provisions of an intercreditor agreement, which, among other things, governs the priority of the liens on the collateral securing the 9 3/4% Senior Secured Notes and provides different rights as to enforcement, procedural provisions and other similar matters for holders of liens securing Products Corporation’s obligations under the 2011 Credit Agreements.

The 9 3/4% Senior Secured Notes are senior secured obligations of Products Corporation and rank pari passu in right of payment with all existing and future senior indebtedness of Products Corporation and the Guarantors, including the indebtedness under the 2011 Credit Agreements, and are senior in right of payment to all of Products Corporation’s and the Guarantors’ present and future indebtedness that is expressly subordinated in right of payment (including the Contributed Loan and the Non-Contributed Loan, as hereinafter defined). The 9 3/4% Senior Secured Notes are effectively subordinated to the outstanding indebtedness and other liabilities of Products Corporation’s non-guarantor subsidiaries. The 9 3/4% Senior Secured Notes mature on November 15, 2015. Interest is payable on May 15 and November 15 of each year, beginning May 15, 2010.

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

In September 2008, Products Corporation used $63.0 million of the net proceeds from the July 2008 sale of the Company’s Bozzano business in Brazil to partially repay $63.0 million of the outstanding aggregate principal amount of the Senior Subordinated Term Loan. Following such partial repayment, there remained outstanding $107.0 million in aggregate principal amount under such loan. In October 2009, Revlon, Inc. consummated a voluntary exchange offer transaction (the “2009 Exchange Offer”), in which MacAndrews & Forbes contributed to Revlon, Inc. $48.6 million of the $107.0 million aggregate outstanding principal amount of the Senior Subordinated Term Loan made by MacAndrews & Forbes to Products Corporation (the “Contributed Loan”) and the terms of the Senior Subordinated Term Loan Agreement were amended to extend the maturity date of the Contributed Loan which remains owing from Products Corporation to Revlon, Inc. from August 2010 to October 8, 2013 and to change the annual interest rate on the Contributed Loan from 11% to 12.75%. The $48.6 million Contributed Loan represented $5.21 of outstanding principal amount under the Senior Subordinated Term Loan for each of the 9,336,905 shares of Class A Common Stock exchanged in the 2009 Exchange Offer, in which Revlon, Inc. issued to MacAndrews & Forbes 9,336,905 shares of Class A Common Stock at a ratio of one share of Class A Common Stock for each $5.21 of outstanding principal amount of the Senior Subordinated Term Loan contributed to Revlon, Inc. Upon consummation of the 2009 Exchange Offer, the terms of the Senior Subordinated Term Loan Agreement were also amended to extend the maturity date of the $58.4 million principal amount of the Senior Subordinated Term Loan which remains owing from Products Corporation to MacAndrews & Forbes (the “Non-Contributed Loan”) from August 2010 to October 8, 2014 and to change the annual interest rate on the Non-Contributed Loan from 11% to 12%.

Interest under the Senior Subordinated Term Loan is payable in arrears in cash on January 8, April 8, July 8 and October 8 of each year. Pursuant to the terms of the Senior Subordinated Term Loan, Products Corporation may, at its option, prepay such loan, in whole or in part (together with accrued and unpaid interest), at any time prior to its respective maturity dates without premium or penalty, provided that prior to such loan’s respective maturity dates all shares of Revlon, Inc.’s Series A Preferred Stock, par value $0.01 per share (the “Preferred Stock”), have been or are being concurrently redeemed and all payments due thereon are paid in full or are concurrently being paid in full.

The Senior Subordinated Term Loan is an unsecured obligation of Products Corporation and is subordinated in right of payment to all existing and future senior debt of Products Corporation, currently including indebtedness under (i) Products Corporation’s 2011 Credit Agreements, and (ii) Products Corporation’s 9 3/4% Senior Secured Notes. The Senior Subordinated Term Loan has the right to payment equal in right of payment with any present and future senior subordinated indebtedness of Products Corporation.

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

Upon any change of control (as defined in the Senior Subordinated Term Loan Agreement), Products Corporation is required to repay the Senior Subordinated Term Loan in full, provided that prior to such loan’s respective maturity dates all shares of Revlon, Inc.’s Preferred Stock have been or are being concurrently redeemed and all payments due thereon are paid in full or are concurrently being paid in full, after fulfilling an offer to repay Products Corporation’s 9 3/4% Senior Secured Notes and to the extent permitted by Products Corporation’s 2011 Credit Agreements.

Long-Term Debt Maturities

The aggregate amounts of contractual long-term debt maturities at December 31, 2011 in the years 2012 through 2016 and thereafter are as follows:

Years ended December 31,	Long-term debt maturities
2012	$8.0	(a)
2013	56.6	(b)
2014	66.4	(c)
2015	338.0	(d)
2016	8.0	(e)
Thereafter	756.0	(f)

Total long-term debt	$1,233.0

Discounts	(11.0)

Total long-term debt, net of discounts	$1,222.0

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

(a)	Amount refers to the quarterly amortization payments required under the 2011 Term Loan Facility.

(b)

Amount refers to the quarterly amortization payments required under the 2011 Term Loan Facility and the aggregate principal amount outstanding under the Contributed Loan. Pursuant to the terms of the 2009 Exchange Offer, the maturity date on the Contributed Loan which remains owing from Products Corporation to Revlon, Inc. was extended from August 2010 to October 8, 2013.

(c)

Amount refers to the quarterly amortization payments required under the 2011 Term Loan Facility and the aggregate principal amount outstanding under the Non-Contributed Loan. Pursuant to the terms of the 2009 Exchange Offer, the maturity date of the Non-Contributed Loan which remains owing from Products Corporation to MacAndrews & Forbes was extended from August 2010 to October 8, 2014.

(d)

Amount refers to the quarterly amortization payments required under the 2011 Term Loan Facility and the principal balance due on the 9 3/4% Senior Secured Notes which mature on November 15, 2015. The difference between this amount and the carrying amount of the 9 3/4% Senior Secured Notes is due to the issuance of the $330.0 million in aggregate principal amount of the 9 3/4% Senior Secured Notes at a discount, which was priced at 98.9% of par.

(e)

Amount refers to the quarterly amortization payments required under the 2011 Term Loan Facility. Amount excludes amounts available under the 2011 Revolving Credit Facility which matures on June 16, 2016, which was undrawn as of December 31, 2011.

(f)

Amount refers to the aggregate principal amount expected to be outstanding under the 2011 Term Loan Facility on its November 19, 2017 maturity date. The difference between this amount and the carrying amounts of the 2011 Term Loan Facility is due to the issuance of the $800.0 million in aggregate principal amount of the 2011 Term Loan Facility at a discount, which was priced at 99.5% of par.

10.     FAIR VALUE MEASUREMENTS

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

As of December 31, 2011, the fair values of the Company’s financial assets and liabilities, namely its FX Contracts, are categorized in the table below:

	$000,00	$000,00	$000,00	$000,00
	Total	Level 1	Level 2	Level 3
Assets
Derivatives:
FX Contracts(a)	$0.2	$-	$0.2	$-

Total assets at fair value	$0.2	$-	$0.2	$-

Liabilities
Derivatives:
FX Contracts(a)	$0.8	$-	$0.8	$-

Total liabilities at fair value	$0.8	$-	$0.8	$-

As of December 31, 2010, the fair values of the Company’s financial assets and liabilities, namely its FX Contracts, are categorized in the table below:

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

	$00,00	$00,00	$00,00	$00,00
	Total	Level 1	Level 2	Level 3
Assets
Derivatives:
FX Contracts(a)	$0.2	$-	$0.2	$-

Total assets at fair value	$0.2	$-	$0.2	$-

Liabilities
Derivatives:
FX Contracts(a)	$2.1	$-	$2.1	$-

Total liabilities at fair value	$2.1	$-	$2.1	$-

(a)	The fair value of the Company’s FX Contracts was measured based on observable market transactions of spot and forward rates at December 31, 2011 and 2010. (See Note 11, “Financial Instruments.”)

11.     FINANCIAL INSTRUMENTS

The fair value of the Company’s debt, including the current portion of long-term debt, is based on the quoted market prices for the same issues or on the current rates offered for debt of similar remaining maturities. The estimated fair value of the Company’s debt at December 31, 2011 was $1,240.4 million, which was more than the carrying values of such debt at December 31, 2011 of $1,222.0 million. The estimated fair value of such debt at December 31, 2010 was $1,259.6 million, which was more than the carrying values of such debt at December 31, 2010 of $1,215.9 million.

The carrying amounts of cash and cash equivalents, marketable securities, trade receivables, notes receivable, accounts payable and short-term borrowings approximate their fair values.

Products Corporation also maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $11.1 million and $21.2 million (including amounts available under credit agreements in effect at that time) were maintained at December 31, 2011 and 2010, respectively. Included in these amounts is $9.1 million at both December 31, 2011 and 2010, in standby letters of credit which support Products Corporation’s self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.

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

The U.S. dollar notional amount of the FX Contracts outstanding at December 31, 2011 and 2010 was $58.4 million and $46.0 million, respectively.

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

Interest Rate Swap

Prior to its expiration in April 2010, the Company’s floating-to-fixed interest rate swap had a notional amount of $150.0 million initially relating to indebtedness under Products Corporation’s former 2006 Term Loan Facility (prior to its complete refinancing in March 2010) and which also related, through such swap’s expiration in April 2010, to a notional amount of $150.0 million relating to indebtedness under Products Corporation’s 2010 Term Loan Facility (the “2008 Interest Rate Swap”). Under the terms of the 2008 Interest Rate Swap, Products Corporation was required to pay to the counterparty a quarterly fixed interest rate of 2.66% on the $150.0 million notional amount under the 2008 Interest Rate Swap (which, based upon the 4.0% applicable margin, effectively fixed the interest rate on such notional amounts at 6.66% for the 2-year term of such swap), commencing in July 2008, while receiving a variable interest rate payment from the counterparty equal to three-month U.S. dollar LIBOR.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

The 2008 Interest Rate Swap was initially designated as a cash flow hedge of the variable interest rate payments on Products Corporation’s former 2006 Term Loan Facility (prior to its complete refinancing in March 2010). However, as a result of the 2010 Refinancing, effective March 11, 2010 (the closing date of such refinancing), the 2008 Interest Rate Swap no longer met the criteria to allow for the deferral of the effective portion of unrecognized hedging gains or losses in other comprehensive income, as the scheduled variable interest payment specified on the date originally documented at the inception of the hedge were not to occur. As a result, as of March 11, 2010, the Company reclassified an unrecognized loss of $0.8 million from Accumulated Other Comprehensive Loss into earnings.

Quantitative Information – Derivative Financial Instruments

The effects of the Company’s derivative instruments on its consolidated financial statements were as follows:

(a) Fair Value of Derivative Financial Instruments in the Consolidated Balance Sheet at December 31, 2011 and 2010:

	Fair Values of Derivative Instruments as of December 31,
	Assets			Liabilities
Derivatives:	Balance Sheet Classification	2011 Fair Value	2010 Fair Value	Balance Sheet Classification	2011 Fair Value	2010 Fair Value
Derivatives not designated as hedging instruments:
FX contracts (a)	Prepaid expenses	$0.2	$0.2	Accrued expenses	$0.8	$2.1

(a)	The fair values of the FX Contracts at December 31, 2011 and 2010 were determined by using observable market transactions of spot and forward rates at December 31, 2011 and 2010.

(b) Effects of Derivative Financial Instruments on Income and Other Comprehensive Income (Loss) (“OCI”) for 2011, 2010 and 2009:

	000000	000000	000000	000000	000000	000000	000000
	Derivative Instruments Gain (Loss) Effect on Consolidated Statements of Income and OCI for the year ended December 31,
	Amount of Gain (Loss) Recognized OCI (Effective Portion)			Income Statement Classification of	Amount of Gain (Loss) Reclassified from OCI to Income (Effective Portion)
				Gain (Loss) Reclassified from OCI to Income
	2011	2010	2009		2011	2010	2009
Derivatives designated as hedging instruments:
2008 Interest Rate Swap(a)	$-	$-	$(1.7)	Interest Expense	$-	$(0.9)	$(5.0)

	Amount of Gain (Loss) Recognized in Foreign Currency (Gains) Losses, Net			Income Statement Classification of Gain (Loss) Reclassified from OCI to Income	Amount of Gain (Loss) Recognized in Interest Expense (Ineffective Portion)
	2011	2010	2009		2011	2010	2009
Derivatives not designated as hedging instruments:
FX Contracts	$(1.1)	$(3.1)	$(5.9)
2008 Interest Rate Swap(a)	-	-	-	Interest Expense	$-	$(0.8)	$-

	$(1.1)	$(3.1)	$(5.9)		$-	$(0.8)	$-

(a)

Effective March 11, 2010 (the closing date of the 2010 Refinancing), the 2008 Interest Rate Swap, which expired in April 2010, was no longer designated as a cash flow hedge. (See “Interest Rate Swap” in this Note 11).

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

12.     INCOME TAXES

The Company’s income before income taxes and the applicable provision for (benefit from) income taxes are as follows:

	Year Ended December 31,
Income from continuing operations before income taxes:	2011	2010	2009
United States	$58.1	$40.2	$34.4
Foreign	40.7	48.5	32.2

	$98.8	$88.7	$66.6

Provision for (benefit from) income taxes:
United States federal	$33.2	$(209.2)	$0.3
State and local	(3.8)	(42.8)	(2.3)
Foreign	6.0	16.7	10.1

	$35.4	$(235.3)	$8.1

Current:
United States federal	$0.8	$1.0	$0.3
State and local	0.7	(4.5)	(2.3)
Foreign	21.7	15.5	11.3

	23.2	12.0	9.3
Deferred:
United States federal	60.1	(197.5)	15.7
State and local	(1.4)	(35.8)	2.5
Foreign	(14.4)	4.4	0.8

	44.3	(228.9)	19.0
Benefits of operating loss carryforwards:
United States federal	(27.7)	(12.7)	(15.7)
State and local	(3.1)	(2.5)	(2.5)
Foreign	(1.3)	(3.2)	(2.0)

	(32.1)	(18.4)	(20.2)

	$35.4	$(235.3)	$8.1

The actual tax on income before income taxes is reconciled to the applicable statutory federal income tax rate as follows:

	0000000	0000000	0000000
	Year Ended December 31,
	2011	2010	2009
Computed expected tax expense	$34.6	$31.0	$23.3
State and local taxes, net of U.S. federal income tax benefit	(2.5)	0.1	(1.5)
Foreign and U.S. tax effects attributable to operations outside the U.S.	3.8	(5.1)	(2.1)
Reduction in valuation allowance	(16.9)	(283.7)	(30.2)
Foreign dividends and earnings taxable in the U.S.	15.2	14.5	14.4
Other	1.2	7.9	4.2

Tax expense	$35.4	$(235.3)	$8.1

Deferred taxes are the result of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities at December 31, 2011 and 2010 were comprised of the following:

	December 31,
	2011	2010
Deferred tax assets:
Inventories	$3.5	$3.5
Net operating loss carryforwards - U.S.	176.8	174.5
Net operating loss carryforwards – foreign	82.8	83.1

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

	00000000	00000000
Employee benefits	101.1	76.0
State and local taxes	2.2	2.2
Sales related reserves	32.9	29.1
Foreign currency translation adjustment	(1.8)	-
Other	33.0	28.8

Total gross deferred tax assets	430.5	397.2
Less valuation allowance	(120.0)	(112.9)

Total deferred tax assets, net of valuation allowance	310.5	284.3

Deferred tax liabilities:
Plant, equipment and other assets	(17.6)	(15.4)
Other	(20.4)	(12.3)

Total gross deferred tax liabilities	(38.0)	(27.7)

Net deferred tax assets	$272.5	$256.6

As previously disclosed, in assessing the recoverability of its deferred tax assets, management regularly considers whether some portion or all of the deferred tax assets will not be realized based on the recognition threshold and measurement of a tax position. The ultimate realization of deferred tax assets is generally dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Based upon the level of historical taxable losses for certain jurisdictions outside the U.S., the Company had maintained a deferred tax valuation allowance against its deferred tax assets. As of December 31, 2011, the Company experienced improved earnings trends and had cumulative taxable income in such jurisdictions. As a result of such earnings trends and the Company’s tax position, and based upon the Company’s projections for future taxable income over the periods in which the deferred tax assets are recoverable, management believes that it is more likely than not that the Company will realize the benefits of the net deferred tax assets existing at December 31, 2011 in such jurisdictions. Therefore, at December 31, 2011, the Company realized a non-cash benefit of $16.9 million related to a reduction of the Company’s deferred tax valuation allowance on its net deferred tax assets for certain jurisdictions outside the U.S. The Company reflected this benefit in the tax provision and this non-cash benefit increased net income at December 31, 2011.

Based upon the level of historical taxable losses for the U.S., the Company maintained a deferred tax valuation allowance against its deferred tax assets in the U.S. As of December 31, 2010, the Company experienced improved earnings trends and had cumulative taxable income. As a result of such earnings trends and the Company’s tax position, and based upon the Company’s projections for future taxable income over the periods in which the deferred tax assets were recoverable, management believed that it was more likely than not that the Company would realize the benefits of the net deferred tax assets existing at December 31, 2010. Therefore, at December 31, 2010, the Company realized a non-cash benefit of $248.5 million related to a reduction of the Company’s deferred tax valuation allowance on its net U.S. deferred tax assets at December 31, 2010. The Company reflected this benefit in the tax provision and this non-cash benefit increased net income at December 31, 2010.

A valuation allowance has been provided for those deferred tax assets for which, in the opinion of management, it is more-likely-than-not that the deferred tax assets will not be realized. At December 31, 2011, the deferred tax valuation allowance primarily represents amounts for foreign tax loss carryforwards and certain U.S. state and local tax loss carryforwards. The deferred tax valuation allowance increased by $7.1 million during 2011 and decreased by $293.2 million during 2010. The increase in the deferred tax valuation allowance during 2011 was primarily driven by certain state and local tax loss carryforwards in the U.S., partially offset by the reduction of the valuation allowance with respect to the deferred tax assets for certain jurisdictions outside the U.S., as noted above. The primary driver of the decrease in the deferred tax valuation allowance during 2010 was the reduction of the valuation allowance with respect to the deferred tax assets in the U.S., as noted above.

After December 31, 2011, the Company has tax loss carryforwards of approximately $639.7 million, of which $287.2 million are foreign and $352.5 million are domestic. The losses expire in future years as follows: 2012-$7.7 million; 2013-$11.5 million; 2014-$27.6 million; 2015 and beyond-$409.1 million; and unlimited-$183.8 million. The Company could receive the benefit of such tax loss carryforwards only to the extent it has taxable income during the carryforward periods in the applicable tax jurisdictions. As of December 31, 2011, there were no consolidated federal net operating losses available from the MacAndrews & Forbes Group (as hereinafter defined) from periods prior to the March 25, 2004 deconsolidation (as described below).

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

Revlon, Inc. and its subsidiaries, including Products Corporation, remain subject to examination of their respective income tax returns in various jurisdictions including, without limitation, the U.S. (federal), for tax years ended December 31, 2008 through December 31, 2010, and Australia and South Africa, for tax years ended December 31, 2007 through December 31, 2010. The Company classifies interest and penalties as a component of the provision for income taxes in the consolidated statements of income. During the years ended December 31, 2011 and 2010, the Company recognized in the Consolidated Statements of Income an increase of $1.0 million and a reduction of $5.6 million, respectively, in accrued interest and penalties.

At December 31, 2011 and 2010, Revlon, Inc. and its subsidiaries, including Products Corporation, had unrecognized tax benefits of $46.0 million and $44.1 million, respectively, including $12.7 million and $12.3 million, respectively, of accrued interest and penalties. All of the unrecognized tax benefits, to the extent reduced and unutilized in future periods, would affect the Company’s effective tax rate. A reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows:

Balance at January 1, 2010	$ 49.3

Increase based on tax positions taken in a prior year	9.9
Decrease based on tax positions taken in a prior year	(16.1)
Increase based on tax positions taken in the current year	7.4
Decrease resulting from the lapse of statutes of limitations	(6.4)

Balance at December 31, 2010	$ 44.1

Increase based on tax positions taken in a prior year	5.1
Decrease based on tax positions taken in a prior year	(3.7)
Increase based on tax positions taken in the current year	6.3
Decrease related to settlements with taxing authorities and changes in law	(1.0)
Decrease resulting from the lapse of statutes of limitations	(4.8)

Balance at December 31, 2011	$ 46.0

In addition, the Company believes that it is reasonably possible that its unrecognized tax benefits during 2012 will increase by approximately $4 million as a result of changes in various tax positions, each of which is individually insignificant.

The Company has not provided for U.S. federal income taxes and foreign withholding taxes on $74.4 million of foreign subsidiaries’ cumulative undistributed earnings as of December 31, 2011 because such earnings are intended to be indefinitely reinvested overseas. If these future earnings are repatriated to the United States, or if the Company determines that such earnings will be remitted in the foreseeable future, additional tax provisions may be required. Due to the complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income tax provisions that may be required.

As a result of the closing of the 2004 Revlon Exchange Transactions (as hereinafter defined in Note 16, “Related Party Transactions – Tax Sharing Agreements”), as of March 25, 2004, Revlon, Inc., Products Corporation and their U.S. subsidiaries were no longer included in the affiliated group of which MacAndrews & Forbes was the common parent (the “MacAndrews & Forbes Group”) for federal income tax purposes. Revlon Holdings (as hereinafter defined in Note 16, “Related Party Transactions – Transfer Agreements”), Revlon, Inc., Products Corporation and certain of its subsidiaries, and MacAndrews & Forbes Holdings entered into a tax sharing agreement (as subsequently amended and restated, the “MacAndrews & Forbes Tax Sharing Agreement”), for taxable periods beginning on or after January 1, 1992 through and including March 25, 2004, during which Revlon, Inc. and Products Corporation or a subsidiary of Products Corporation was a member of the MacAndrews & Forbes Group. In these taxable periods, Revlon, Inc.’s and Products Corporation’s federal taxable income and loss were included in such group’s consolidated tax return filed by MacAndrews & Forbes Holdings. Revlon, Inc. and Products Corporation were also included in certain state and local tax returns of MacAndrews & Forbes Holdings or its subsidiaries. Revlon, Inc. and Products Corporation remain liable under the MacAndrews & Forbes Tax Sharing Agreement for all such taxable periods through and including March 25, 2004 for amounts determined to be due as a result of a redetermination arising from an audit or otherwise, equal to the taxes that Revlon, Inc. or Products Corporation would otherwise have had to pay if it were to have filed separate federal, state or local income tax returns for such periods.

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

There were no federal tax payments or payments in lieu of taxes from Revlon, Inc. to Revlon Holdings pursuant to the MacAndrews & Forbes Tax Sharing Agreement in 2011 with respect to periods covered by the MacAndrews & Forbes Tax Sharing Agreement, and the Company expects that there will not be any such payments in 2012. During 2011, there were no federal tax payments from Products Corporation to Revlon, Inc. pursuant to the Revlon Tax Sharing Agreement with respect to 2010 and $0.6 million with respect to 2011. The Company expects that there will be $0.3 million of federal tax payment from Products Corporation to Revlon, Inc. pursuant to the Revlon Tax Sharing Agreement during 2012 with respect to 2011.

Pursuant to the asset transfer agreement referred to in Note 16, “Related Party Transactions – Transfer Agreements,” Products Corporation assumed all tax liabilities of Revlon Holdings other than (i) certain income tax liabilities arising prior to January 1, 1992 to the extent such liabilities exceeded the reserves on Revlon Holdings’ books as of January 1, 1992 or were not of the nature reserved for and (ii) other tax liabilities to the extent such liabilities are related to the business and assets retained by Revlon Holdings.

13. SAVINGS PLAN, PENSION AND POST-RETIREMENT BENEFITS

Savings Plan:

The Company offers a qualified defined contribution plan for its U.S.-based employees, the Revlon Employees’ Savings, Investment and Profit Sharing Plan (as amended, the “Savings Plan”), which allows eligible participants to contribute up to 25%, and highly compensated participants to contribute up to 6%, of eligible compensation through payroll deductions, subject to certain annual dollar limitations imposed by the Internal Revenue Service. The Company matches employee contributions at fifty cents for each dollar contributed up to the first 6% of eligible compensation (i.e., for a total match of 3% of employee contributions). In 2011, 2010 and 2009, the Company made cash matching contributions to the Savings Plan of $2.4 million, $2.3 million and $2.4 million, respectively.

In May 2009, Products Corporation amended, effective December 31, 2009, its qualified and non-qualified defined contribution savings plans for its U.S.-based employees, creating a new discretionary profit sharing component under such plans that will enable the Company, should it elect to do so, to make discretionary profit sharing contributions. The Company determines in the fourth quarter of each year whether and, if so, to what extent, discretionary profit sharing contributions would be made for the following year. For 2011, the Company made discretionary profit sharing contributions to the Savings Plan of $3.9 million (of which $3.0 million was paid in 2011 and $0.9 million was paid in January 2012), or 3% of eligible compensation, which was credited on a quarterly basis. For 2010, the Company made discretionary profit sharing contributions to the Savings Plan of $6.0 million (of which $4.5 million was paid in 2010 and $1.5 million was paid in January 2011), or 5% of eligible compensation, which was credited on a quarterly basis. In December 2011, the Company determined that the discretionary profit sharing contribution during 2012 would be 3% of eligible compensation, to be credited on a quarterly basis. (The savings plan amendments described above in this Note 13 are hereinafter referred to as the “May 2009 Savings Plan Amendments”).

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

In 2009, the Company recorded an $8.6 million decrease in its pension liabilities which was offset against Accumulated Other Comprehensive Loss as a result of the pension curtailment and the re-measurement of the pension liabilities performed in connection with the May 2009 Pension Plan Amendments and the May 2009 Program (as defined in Note 3, “Restructuring Costs and Other, Net”). The net decrease in pension liabilities was comprised of a non-cash curtailment gain of $9.2 million which was recorded as an offset against the net actuarial losses previously reported within Accumulated Other Comprehensive Loss, partially offset by a net increase in pension liabilities of $0.6 million as a result of the re-measurements noted above.

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

Other Post-retirement Benefits:

The Company previously sponsored an unfunded retiree benefit plan, which provides death benefits payable to beneficiaries of a very limited number of former employees. Participation in this plan was limited to participants enrolled as of December 31, 1993. The Company also administers an unfunded medical insurance plan on behalf of Revlon Holdings LLC, certain costs of which have been apportioned to Revlon Holdings under the transfer agreements among Revlon, Inc., Products Corporation and MacAndrews & Forbes. (See Note 16, “Related Party Transactions – Transfer Agreements”).

The following table provides an aggregate reconciliation of the projected benefit obligations, plan assets, funded status and amounts recognized in the Company’s Consolidated Financial Statements related to the Company’s significant pension and other post-retirement plans.

	0000000.	0000000.	0000000.	0000000.
	Pension Plans		Other Post-retirement Benefit Plans
	2011	2010	2011	2010
Change in Benefit Obligation:
Benefit obligation – beginning of year	$(642.3)	$(614.5)	$(16.1)	$(14.8)
Service cost	(1.2)	(1.5)	-	-
Interest cost	(32.4)	(33.8)	(0.9)	(0.9)
Actuarial loss	(62.0)	(31.3)	(0.6)	(1.1)
Curtailment gain	-	1.5	-	-
Settlement gain	0.3	-	-	-
Benefits paid	36.8	36.4	0.9	0.9
Currency translation adjustments	0.3	1.1	0.6	(0.2)
Plan participant contributions	-	(0.2)	-	-

Benefit obligation – end of year	$(700.5)	$(642.3)	$(16.1)	$(16.1)

Change in Plan Assets:
Fair value of plan assets – beginning of year	$449.5	$405.6	$-	$-
Actual return on plan assets	21.3	56.0	-	-
Employer contributions	30.6	24.9	0.9	0.9
Plan participant contributions	-	0.2	-	-
Benefits paid	(36.8)	(36.4)	(0.9)	(0.9)
Settlement gain	(0.3)	-	-	-
Currency translation adjustments	(0.5)	(0.8)	-	-

Fair value of plan assets – end of year	$463.8	$449.5	$-	$-

Unfunded status of plans at December 31,	$(236.7)	$(192.8)	$(16.1)	$(16.1)

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

In respect of the Company’s pension plans and other post-retirement benefit plans, amounts recognized in the Company’s Consolidated Balance Sheets at December 31, 2011 and 2010 consist of the following:

	00000000	00000000	00000000	00000000
	Pension Plans		Other Post-retirement Benefit Plans
	December 31,
	2011	2010	2011	2010
Accrued expenses and other	$(6.5)	$(6.4)	$(0.8)	$(1.0)
Pension and other post-retirement benefit liabilities	(230.2)	(186.4)	(15.3)	(15.1)

	(236.7)	(192.8)	(16.1)	(16.1)

Accumulated other comprehensive loss	250.4	180.1	4.4	4.1
Income tax benefit	(28.0)	-	(0.2)	-
Portion allocated to Revlon Holdings LLC	(0.7)	(0.7)	(0.2)	(0.1)

	$221.7	$179.4	$4.0	$4.0

With respect to the above accrued expenses and other, the Company has recorded receivables from affiliates of $3.0 million and $2.9 million at December 31, 2011 and 2010, respectively, relating to pension plan liabilities retained by such affiliates.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the Company’s pension plans are as follows:

	December 31,
	2011	2010
Projected benefit obligation	$700.5	$642.3
Accumulated benefit obligation	698.8	640.6
Fair value of plan assets	463.8	449.5

Net Periodic Benefit Cost:

During 2011, the Company recognized $4.3 million of lower net periodic benefit cost driven primarily by the increase in the fair value of pension plan assets at December 31, 2010.

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

The components of net periodic benefit cost for the pension plans and other post-retirement benefit plans are as follows:

	00000000	00000000	00000000	00000000	00000000	00000000
	Pension Plans			Other Post-retirement Benefit Plans
	Years Ended December 31,
	2011	2010	2009	2011	2010	2009
Net periodic benefit cost:
Service cost	$1.2	$1.5	$7.6	$-	$-	$-
Interest cost	32.4	33.8	34.8	0.9	0.9	0.9
Expected return on plan assets	(35.0)	(32.1)	(27.8)	-	-	-
Amortization of prior service cost (credit)	0.1	0.1	(0.1)	-	-	-
Amortization of actuarial loss	5.3	5.1	12.8	0.3	0.2	0.1
Curtailment gain	-	-	(0.8)	-	-	-

	4.0	8.4	26.5	1.2	1.1	1.0

Portion allocated to Revlon Holdings LLC	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)

	$3.9	$8.3	$26.4	$1.1	$1.0	$0.9

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

Amounts recognized in accumulated other comprehensive loss at December 31, 2011 in respect of the Company’s pension plans and other post-retirement plans, which have not yet been recognized as a component of net periodic benefit cost, are as follows:

	00000000	00000000	00000000
	Pension Benefits	Post-retirement Benefits	Total
Net actuarial loss	$250.3	$4.4	$254.7
Prior service cost	0.1	-	0.1

	250.4	4.4	254.8
Income tax benefit	(28.0)	(0.2)	(28.2)
Portion allocated to Revlon Holdings LLC	(0.7)	(0.2)	(0.9)

	$221.7	$4.0	$225.7

The total actuarial losses and prior service costs in respect of the Company’s pension plans and other post-retirement plans included in accumulated other comprehensive loss at December 31, 2011 and expected to be recognized in net periodic benefit cost during the fiscal year ended December 31, 2012, is $7.9 million and $0.3 million, respectively.

Pension Plan Assumptions:

The following weighted-average assumptions were used to determine the Company’s projected benefit obligation of the Company’s U.S. and International pension plans at the end of the respective years:

	U.S. Plans		International Plans
	2011	2010	2011	2010
Discount rate	4.38%	5.17%	4.77%	5.32%
Rate of future compensation increases	3.50	3.50	3.05	3.53

The following weighted-average assumptions were used to determine the Company’s net periodic benefit cost of the Company’s U.S. and International pension plans during the respective years:

	U.S. Plans			International Plans
	2011	2010	2009	2011	2010	2009
Discount rate	5.17%	5.68%	6.35%	5.32%	5.63%	6.40%
Expected long-term return on plan assets	8.00	8.25	8.25	6.25	6.50	6.50
Rate of future compensation increases	3.50	3.50	4.00	3.53	4.39	4.00

The 4.38% weighted-average discount rate used to determine the Company’s projected benefit obligation of the Company’s U.S. plans at the end of 2011 was derived by reference to appropriate benchmark yields on high quality corporate bonds, with terms which approximate the duration of the benefit payments and the relevant benchmark bond indices considering the individual plan’s characteristics. The rate selected approximates the rate at which the Company believes the U.S. pension benefits could have been effectively settled. The discount rates used to determine the Company’s projected benefit obligation of the Company’s primary international plans at the end of 2011 were derived from similar local studies, in conjunction with local actuarial consultants and asset managers.

During the first quarter of each year, the Company selects an expected long-term rate of return on its pension plan assets. The Company considers a number of factors to determine its expected long-term rate of return on plan assets assumption, including, without limitation, recent and historical performance of plan assets, asset allocation and other third-party studies and surveys. The Company considered the pension plan portfolios’ asset allocations over a variety of time periods and compared them with third-party studies and reviewed the performance of the capital markets in recent years and other factors and advice from various third parties, such as the pension plans’ advisors, investment managers and actuaries. While the Company considered both the recent performance and the historical performance of pension plan assets, the Company’s assumptions are based primarily on its estimates of long-term, prospective rates of return. Using the aforementioned methodologies, the Company selected an 8.00% and 6.25% long-term rate of return on plan assets assumption during 2011 for the U.S and International pension plans, respectively. Differences between actual and expected asset returns are recognized in the net periodic benefit cost over the remaining service period of the active participating employees.

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

The investment policy adopted by the Investment Committee provides for investments in a broad range of publicly-traded securities, among other things. The investments are in domestic and international stocks, ranging from small to large capitalization stocks, debt securities ranging from domestic and international treasury issues, corporate debt securities, mortgages and asset-backed issues. Other investments may include cash and cash equivalents and hedge funds. The investment policy also allows for private equity, not covered in investments described above, provided that such investment is approved by the Investment Committee prior to their selection. Also, global balanced strategies are utilized to provide for investments in a broad range of publicly traded stocks and bonds in both domestic and international markets as described above. In addition, the global balanced strategies can include commodities, provided that such investments are approved by the Investment Committee prior to their selection.

The Investment Committee’s investment policy does not allow the use of derivatives for speculative purposes, but such policy does allow its investment managers to use derivatives for the purpose of reducing risk exposures or to replicate exposures of a particular asset class.

The Company’s U.S. and international pension plans have target ranges which are intended to be flexible guidelines for allocating the plans’ assets among various classes of assets. These target ranges are reviewed periodically and considered for readjustment when an asset class weighting is outside of its target range (recognizing that these are flexible target ranges that may vary from time to time) with the objective of achieving the expected long-term rate of return on plan assets assumption, weighed against a reasonable risk level. The target ranges per asset class are as follows:

	00000000000000	00000000000000
Target Ranges
	U.S. Plans	International Plans
Asset Class:

Common and preferred stock	0% - 10%	-
Mutual funds	20% - 30%	-
Fixed income securities	20% - 30%	-
Common and collective funds	25% - 35%	100%
Hedge funds	0% - 15%	-
Group annuity contract	0% - 5%	-
Cash and other investments	0% - 10%	-

Fair Value of Pension Plan Assets:

The following table presents information on the fair value of the U.S. and international pension plan assets at December 31, 2011 and 2010:

	00000000	00000000	00000000	00000000
	U.S. Plans		International Plans
	2011	2010	2011	2010
Fair value of plan assets	$413.7	$403.2	$50.1	$46.3

The Company determines the fair values of the Company’s U.S. and international pension plan assets as follows:

•

Common and preferred stock: The fair values of the investments included in the common and preferred stock asset class generally reflect the closing price reported on the major market where the individual securities are traded. The Company classifies common and preferred stock investments within Level 1 of the fair value hierarchy.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

•

Mutual funds: The fair values of the investments included in the mutual funds asset class are determined using net asset value (“NAV”) provided by the administrator of the funds. The NAV is based on the closing price reported on the major market where the individual securities within the mutual fund are traded. The Company classifies mutual fund investments within Level 1 of the fair value hierarchy.

•

Fixed income securities: The fair values of the investments included in the fixed income securities asset class are based on a compilation of primarily observable market information and/or broker quotes. The Company classifies fixed income securities investments primarily within Level 2 of the fair value hierarchy.

•

Common and collective funds: The fair values of the investments included in the common and collective funds asset class are determined using NAV provided by the administrator of the funds. The NAV is based on the value of the underlying assets owned by the common and collective funds, minus its liabilities, and then divided by the number of shares outstanding. The Company classifies common and collective fund investments within Level 2 of the fair value hierarchy.

•

Hedge funds: The hedge fund asset class includes hedge funds that primarily invest in a grouping of equities, fixed income instruments, currencies, derivatives and/or commodities. The fair value of investments included in the hedge funds class are determined using NAV provided by the administrator of the funds. The NAV is based on securities listed or quoted on a national securities exchange or market, or traded in the over-the-counter market, and is valued at the closing quotation posted by that exchange or trading system. Securities not listed or quoted on a national securities exchange or market are valued primarily through observable market information or broker quotes. The hedge fund investments generally can be sold on a quarterly or monthly basis and may employ leverage. The Company classifies hedge fund investments within Level 2 and Level 3 of the fair value hierarchy.

•

Group annuity contract: The group annuity contract asset class primarily invests in equities, corporate bonds and government bonds. The fair value of securities listed or quoted on a national securities exchange or market, or traded in the over-the-counter market, are valued at the closing quotation posted by that exchange or trading system. Securities not listed or quoted on a national securities exchange or market are valued primarily through observable market information or broker quotes. The Company classifies group annuity contract investments within Level 2 of the fair value hierarchy.

•	Cash and cash equivalents: Cash and cash equivalents are measured at cost, which approximates fair value. The Company classifies cash and cash equivalents within Level 1 of the fair value hierarchy.

The fair values of the U.S. and International pension plan assets at December 31, 2011, by asset categories were as follows:

	000,000	000,000	000,000	000,000
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common and Preferred Stock:
U.S. small/mid cap equity	$15.7	$15.7	$-	$-
Mutual Funds(a):
Corporate bonds	23.1	23.1	-	-
Government bonds	10.1	10.1	-	-
U.S. large cap equity	53.9	53.9	-	-
International equities	1.6	1.6	-	-
Emerging markets international equity	3.8	3.8	-	-
Other	3.7	3.7	-	-
Fixed Income Securities:
Corporate bonds	86.1	-	86.1	-

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

	$128.4	$128.4	$128.4	$128.4
Government bonds	30.4	-	30.4	-
Common and Collective Funds(a) :
Corporate bonds	31.7	-	31.7	-
Government bonds	28.5	-	28.5	-
U.S. large cap equity	18.7	-	18.7	-
U.S. small/mid cap equity	14.5	-	14.5	-
International equities	64.3	-	64.3	-
Emerging markets international equity	15.2	-	15.2	-
Cash and cash equivalents	0.8	-	0.8	-
Other	4.5	-	4.5	-
Hedge Funds(a):
Government bonds	23.9	-	23.9	-
U.S. large cap equity	1.9	-	1.9	-
International equities	3.5	-	3.5	-
Foreign exchange contracts	5.0	-	5.0	-
Cash and cash equivalents	0.7	0.7	-	-
Other	4.3	-	4.3	-
Group Annuity Contract	2.1	-	2.1	-
Cash and Cash Equivalents	15.8	15.8	-	-

Fair value of plan assets at December 31, 2011	$463.8	$128.4	$335.4	$-

(a)

The investments in mutual funds, common and collective funds and hedge funds are disclosed above within the respective underlying investments’ class (i.e., various equities, corporate bonds, government bonds, etc.), while the fair value hierarchy levels of the investments are based on the Company’s direct ownership unit of account.

The fair values of the U.S. and International pension plan assets at December 31, 2010, by asset categories were as follows:

	0000000000	0000000000	0000000000	0000000000
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common and Preferred Stock:
U.S. small/mid cap equity	$20.4	$20.4	$-	$-
Mutual Funds(a):
Corporate bonds	23.1	23.1	-	-
Government bonds	2.8	2.8	-	-
U.S. large cap equity	64.9	64.9	-	-
International equities	0.8	0.8	-	-
Emerging markets international equity	2.8	2.8	-	-
Cash and cash equivalents	4.9	4.9	-	-
Other	2.8	2.8	-	-
Fixed Income Securities:
Corporate bonds	84.3	-	84.2	0.1
Government bonds	12.7	-	12.7	-
Common and Collective Funds(a) :
Corporate bonds	32.8	-	32.8	-
Government bonds	19.6	-	19.6	-
U.S. large cap equity	16.9	-	16.9	-
U.S. small/mid cap equity	17.4	-	17.4	-
International equities	65.1	-	65.1	-

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

Emerging markets international equity	18.8	-	18.8	-
Other	1.8	-	1.8	-
Hedge Funds(a):
Government bonds	(2.8)	-	(2.8)	-
U.S. large cap equity	6.9	-	2.5	4.4
U.S. small/mid cap equity	5.4	-	-	5.4
International equities	5.0	-	1.9	3.1
Foreign exchange contracts	23.7	-	23.7	-
Other	6.8	-	6.3	0.5
Group Annuity Contract	2.1	-	2.1	-
Cash and Cash Equivalents	10.5	10.5	-	-

Fair value of plan assets at December 31, 2010	$449.5	$133.0	$303.0	$13.5

(a)

The investments in mutual funds, common and collective funds and hedge funds are disclosed above within the respective underlying investments’ class (i.e., various equities, corporate bonds, government bonds, etc.), while the fair value hierarchy levels of the investments are based on the Company’s direct ownership unit of account.

The following table sets forth a summary of changes in the fair values of the U.S. and International pension plans’ Level 3 assets at December 31, 2011:

	Total	Fixed Income Securities	Hedge Funds
Balance, January 1, 2010	$13.5	$-	$13.5
Actual return on plan assets still held at end of year	(0.1)	-	(0.1)
Purchases, sales, and settlements	0.1	0.1	-

Balance, December 31, 2010	$13.5	$0.1	$13.4
Actual return on plan assets sold during the year	(0.1)	-	(0.1)
Transfer to Level 1	(0.7)	-	(0.7)
Purchases, sales, and settlements	(12.7)	(0.1)	(12.6)

Balance, December 31, 2011	$-	$-	$-

Contributions:

The Company’s intent is to fund at least the minimum contributions required to meet applicable federal employee benefit and local laws, or to directly pay benefit payments where appropriate. During 2011, the Company contributed $30.6 million to its pension plans and $0.9 million to its other post-retirement benefit plans. During 2012, the Company expects to contribute approximately $35 million to its pension and other post-retirement benefit plans.

Estimated Future Benefit Payments:

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid out of the Company’s pension and other post-retirement benefit plans:

	Total Pension Benefits	Total Other Benefits
2012	$40.0	$1.3
2013	41.0	1.3
2014	42.0	1.3
2015	42.9	1.3
2016	43.5	1.3
Years 2017 to 2020	228.0	6.2

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

14.    STOCK COMPENSATION PLAN

Revlon, Inc. maintains the the Stock Plan, which provides for awards of stock options, stock appreciation rights, restricted or unrestricted stock and restricted stock units to eligible employees and directors of Revlon, Inc. and its affiliates, including Products Corporation.

Stock options:

Non-qualified stock options granted under the Stock Plan are granted at prices that equal or exceed the fair market value of Revlon, Inc.’s Class A Common Stock on the grant date and have a term of 7 years (option grants under the Stock Plan prior to June 4, 2004 have a term of 10 years). Option grants generally vest over service periods that range from 1 year to 4 years.

Total net stock option compensation expense includes amounts attributable to the granting of, and the remaining requisite service period of, stock options issued under the Stock Plan, which awards were unvested at January 1, 2006 or granted on or after such date. Net stock option compensation expense was nil for both the years ended December 31, 2011 and 2010 and was $0.2 million for the year ended December 31, 2009. As of December 31, 2011, there was no remaining unrecognized stock option compensation expense as all stock options were fully vested as of December 31, 2009.

At December 31, 2011, 2010 and 2009 there were 264,509; 987,886; and 1,231,337 stock options exercisable under the Stock Plan, respectively.

A summary of stock option activity for the years ended December 31, 2011, 2010 and 2009 is presented below:

	Stock Options (000’s)	Weighted Average Exercise Price
Outstanding at January 1, 2009	1,405.5	$36.76

Forfeited and expired	(174.2)	62.14

Outstanding at December 31, 2009	1,231.3	33.17

Forfeited and expired	(243.4)	39.22

Outstanding at December 31, 2010	987.9	31.68

Forfeited and expired	(723.4)	31.92

Outstanding at December 31, 2011	264.5	31.02

The following table summarizes significant ranges of the Stock Plan’s stock options outstanding and exercisable at December 31, 2011:

	Outstanding and Exercisable
Range of Exercise Prices	Number of Options (000’s)	Weighted Average Years Remaining	Weighted Average Exercise Price	Aggregate Intrinsic Value
$25.50 to $30.00	160,512	0.28	$25.61	-
30.01 to 62.50	103,997	0.73	39.37	-

25.50 to 62.50	264,509	0.46	31.02	-

Restricted stock awards and restricted stock units:

The Stock Plan allows for awards of restricted stock and restricted stock units to employees and directors of Revlon, Inc. and its affiliates, including Products Corporation. The restricted stock awards granted under the Stock Plan vest over service periods that generally range from 1.5 years to 3 years. There were no restricted stock awards granted in 2011 or 2010. In 2009, Revlon, Inc. granted 33,500 shares of restricted stock and restricted stock units under the Stock Plan with a weighted average fair value per unit of $4.39, based on the market price of Revlon, Inc.’s Class A Common Stock on each grant date. At December 31, 2011, 2010 and 2009 there were 257,372, 690,689 and 1,141,428 shares, respectively, of restricted stock and restricted stock units outstanding and unvested under the Stock Plan.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

A summary of the restricted stock and restricted stock units activity for the years ended December 31, 2011, 2010 and 2009 is presented below:

	Restricted Stock (000’s)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	1,643.7	$9.65

Granted	33.5	4.39
Vested (a)	(373.0)	13.13
Forfeited	(162.8)	8.83

Outstanding at December 31, 2009	1,141.4	8.48

Vested (a)	(430.2)	8.94
Forfeited	(20.5)	8.13

Outstanding at December 31, 2010	690.7	8.20

Vested (a)	(419.5)	8.95
Forfeited	(13.8)	7.15

Outstanding at December 31, 2011	257.4	7.04

(a)

Of the amounts vested during 2011, 2010 and 2009, 138,433; 147,161; and 129,224 shares, respectively, were withheld by the Company to satisfy certain grantees’ minimum withholding tax requirements, which withheld shares became Revlon, Inc. treasury stock and are not sold on the open market.

The Company recognizes non-cash compensation expense related to restricted stock awards and restricted stock units under the Stock Plan using the straight-line method over the remaining service period. The Company recorded compensation expense related to restricted stock awards under the Stock Plan of $1.9 million, $3.6 million and $5.4 million during 2011, 2010 and 2009, respectively. The deferred stock-based compensation related to restricted stock awards is $0.3 million and $2.2 million at December 31, 2011 and 2010, respectively. The deferred stock-based compensation related to restricted stock awards is expected to be recognized over a weighted-average period of 0.07 years. The total fair value of restricted stock and restricted stock units that vested during the years ended December 31, 2011 and 2010 was $4.2 million and $7.2 million, respectively.

15.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss during 2011, 2010 and 2009, respectively, are as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post- retirement Benefits	Prior Service Cost on Post- retirement Benefits	Deferred Loss- Hedging	Accumulated Other Comprehensive Loss
Balance January 1, 2009	$15.9	$(194.4)	$0.8	$(5.4)	$(183.1)
Unrealized gains (losses) (a)	9.8	-	-	(1.3)	8.5
Reclassifications into net income (a)	-	-	-	5.0	5.0
Amortization of pension related costs (b) (c)	-	12.9	(0.9)	-	12.0
Pension re-measurement (d)	-	(9.3)	(0.2)	-	(9.5)
Pension curtailment gain (d)	-	9.2	-	-	9.2

Balance December 31, 2009	25.7	(181.6)	(0.3)	(1.7)	(157.9)
Unrealized gains (losses)	7.4	-	-	-	7.4
Reclassifications into net income (e)	-	-	-	1.7	1.7

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

	Translation	Translation	Translation	Translation	Translation
Amortization of pension related costs (b)	-	5.3	0.1	-	5.4
Pension re-measurement	-	(8.4)	-	-	(8.4)
Pension curtailment gain (f)	-	1.5	-	-	1.5

Balance December 31, 2010	33.1	(183.2)	(0.2)	-	(150.3)
Unrealized gains (losses), net of tax of $1.8 million	(8.3)	-	-	-	(8.3)
Amortization of pension related costs, net of tax of $2 million(b)	-	3.5	0.1	-	3.6
Pension re-measurement, net of tax of $30.1 million	-	(45.9)	-	-	(45.9)

Balance December 31, 2011	$24.8	$(225.6)	$(0.1)	$-	$(200.9)

(a)

Amounts related to “Deferred Loss – Hedging” in 2009 represent (1) the change in net unrealized losses of $1.3 million primarily on the 2008 Interest Rate Swap (see Note 11, “Financial Instruments”) and (2) the reversal of $5.0 million recorded in Accumulated Other Comprehensive Loss, which consists of net settlement receipts of $0.8 million related to a 2007 interest rate swap which expired in September 2009 and net settlement payments of $5.8 million on the 2008 Interest Rate Swap.

(b)

Amounts represent the change in Accumulated Other Comprehensive Loss as a result of the amortization of unrecognized prior service costs and actuarial losses (gains) arising during each year related to the Company’s pension and other post-retirement plans. (See Note 13, “Savings Plan, Pension and Post-retirement Benefits”).

(c)

The amortization of pension related costs of $12.0 million recorded in Accumulated Other Comprehensive Loss in 2009 includes a non-cash curtailment gain of $0.8 million recognized in earnings related to the recognition of previously unrecognized prior service costs resulting from the May 2009 Pension Plan Amendments.

(d)

The $9.5 million increase in pension liabilities recorded within Accumulated Other Comprehensive Loss in 2009 is the result of the re-measurement of the pension liabilities, primarily in connection with the May 2009 Pension Plan Amendments and the May 2009 Program. In connection with the May 2009 Pension Plan Amendments, the Company also recognized a curtailment gain of $9.2 million, which reduced its pension liability and was recorded as an offset against the net actuarial losses previously reported within Accumulated Other Comprehensive Loss. (See Note 13, “Savings Plan, Pension and Post-retirement Benefits”).

(e)

Amounts related to “Deferred Loss – Hedging” in 2010 represent (1) the reclassification of an unrecognized loss of $0.8 million on the 2008 Interest Rate Swap prior to its expiration in April 2010 from Accumulated Other Comprehensive Loss into earnings due to the discontinuance of hedge accounting as a result of the 2010 Refinancing (see Note 9, “Long-Term Debt”) and (2) the reversal of amounts recorded in Accumulated Other Comprehensive Loss pertaining to the net settlement payment of $0.9 million on the 2008 Interest Rate Swap.

(f)

The Company recognized a $1.5 million curtailment gain in 2010, primarily in connection with the amendments to its Canadian defined benefit pension plan in 2010, which reduced pension liability and was recorded as an offset against the net actuarial losses previously reported within Accumulated Other Comprehensive Loss. (See Note 13, “Savings Plan, Pension and Post-retirement Benefits”).

16.    RELATED PARTY TRANSACTIONS

As of December 31, 2011, MacAndrews & Forbes beneficially owned shares of Revlon, Inc.’s Class A Common Stock and Class B Common Stock having approximately 77% of the combined voting power of all of Revlon, Inc.’s outstanding shares of Common Stock and Preferred Stock. Revlon, Inc. in turn directly owns all 5,260 outstanding shares of Products Corporation’s common stock. As a result, MacAndrews & Forbes is able to elect the entire Board of Directors of Revlon, Inc. and Products Corporation and control the vote on all matters submitted to a vote of Revlon, Inc.’s and Products Corporation’s stockholders. MacAndrews & Forbes is wholly-owned by Ronald O. Perelman, Chairman of Revlon, Inc.’s and Products Corporation’s Board of Directors.

Transfer Agreements

In June 1992, Revlon, Inc. and Products Corporation entered into an asset transfer agreement with Revlon Holdings LLC, a Delaware limited liability company and formerly a Delaware corporation known as Revlon Holdings Inc. (“Revlon Holdings”), and which is an affiliate and an indirect wholly-owned subsidiary of MacAndrews & Forbes, and certain of Revlon Holdings’ wholly-owned subsidiaries. Revlon, Inc. and Products Corporation also entered into a real property asset transfer agreement with Revlon Holdings. Pursuant to such agreements, on June 24, 1992, Revlon Holdings transferred certain assets to Products Corporation and Products Corporation assumed all of the liabilities of Revlon Holdings, other than certain specifically

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

excluded assets and liabilities (the liabilities excluded are referred to as the “Excluded Liabilities”). Certain consumer products lines sold in demonstrator-assisted distribution channels considered not integral to the Company’s business and that historically had not been profitable and certain other assets and liabilities were retained by Revlon Holdings. Revlon Holdings agreed to indemnify Revlon, Inc. and Products Corporation against losses arising from the Excluded Liabilities, and Revlon, Inc. and Products Corporation agreed to indemnify Revlon Holdings against losses arising from the liabilities assumed by Products Corporation. The amounts reimbursed by Revlon Holdings to Products Corporation for the Excluded Liabilities was $0.3 million for each of 2011, 2010 and 2009.

Reimbursement Agreements

Revlon, Inc., Products Corporation and MacAndrews & Forbes Inc. (a wholly-owned subsidiary of MacAndrews & Forbes Holdings) have entered into reimbursement agreements (the “Reimbursement Agreements”) pursuant to which (i) MacAndrews & Forbes Inc. is obligated to provide (directly or through its affiliates) certain professional and administrative services, including, without limitation, employees, to Revlon, Inc. and its subsidiaries, including, without limitation, Products Corporation, and to purchase services from third party providers, such as insurance, legal, accounting and air transportation services, on behalf of Revlon, Inc. and its subsidiaries, including Products Corporation, to the extent requested by Products Corporation, and (ii) Products Corporation is obligated to provide certain professional and administrative services, including, without limitation, employees, to MacAndrews & Forbes and purchase services from third party providers, such as insurance, legal and accounting services, on behalf of MacAndrews & Forbes to the extent requested by MacAndrews & Forbes, provided that in each case the performance of such services does not cause an unreasonable burden to MacAndrews & Forbes or Products Corporation, as the case may be.

Products Corporation reimburses MacAndrews & Forbes for the allocable costs of the services purchased for or provided by MacAndrews & Forbes to Products Corporation and its subsidiaries and for the reasonable out-of-pocket expenses incurred by MacAndrews & Forbes in connection with the provision of such services. MacAndrews & Forbes reimburses Products Corporation for the allocable costs of the services purchased for or provided by Products Corporation to MacAndrews & Forbes and for the reasonable out-of-pocket expenses incurred in connection with the purchase or provision of such services. Each of Revlon, Inc. and Products Corporation, on the one hand, and MacAndrews & Forbes Inc., on the other, has agreed to indemnify the other party for losses arising out of the services provided by it under the Reimbursement Agreements, other than losses resulting from its willful misconduct or gross negligence.

The Reimbursement Agreements may be terminated by either party on 90 days’ notice. Products Corporation does not intend to request services under the Reimbursement Agreements unless their costs would be at least as favorable to Products Corporation as could be obtained from unaffiliated third parties.

Revlon, Inc. and Products Corporation participate in MacAndrews & Forbes’ directors and officers liability insurance program, as well as its other insurance coverages, such as property damage, business interruption, liability and other coverages, which cover Revlon, Inc. and Products Corporation, as well as MacAndrews & Forbes. The limits of coverage for certain of the policies are available on an aggregate basis for losses to any or all of the participating companies and their respective directors and officers. Revlon, Inc. and Products Corporation reimburse MacAndrews & Forbes from time to time for their allocable portion of the premiums for such coverage or Revlon, Inc. and/or Products Corporation pay the insurers directly, which premiums the Company believes are more favorable than the premiums the Company would pay were it to secure stand-alone coverage. Any amounts paid by Revlon, Inc. and Products Corporation directly to MacAndrews & Forbes in respect of premiums are included in the amounts paid under the Reimbursement Agreements. The net amounts reimbursable from (payable to) MacAndrews & Forbes to (from) Products Corporation for the services provided under the Reimbursement Agreements for 2011, 2010 and 2009 were $(0.5) million, $0.1 million and nil, respectively.

Tax Sharing Agreements

As a result of a debt-for-equity exchange transaction completed in March 2004 (the “2004 Revlon Exchange Transactions”), as of March 25, 2004, Revlon, Inc., Products Corporation and their U.S. subsidiaries were no longer included in the MacAndrews & Forbes Group for U.S. federal income tax purposes. See Note 12, “Income Taxes,” for further discussion on these agreements and related transactions in 2011, 2010 and 2009.

Senior Subordinated Term Loan

For a description of transactions with MacAndrews & Forbes in 2009 in connection with the Senior Subordinated Term Loan, including, without limitation, the extension of the maturity date and the change in the annual interest rate on the Contributed Loan and the Non-Contributed Loan portions of the Senior Subordinated Term Loan and other related transactions in connection with the closing of the 2009 Exchange Offer, see Note 9, “Long-Term Debt — Senior Subordinated Term Loan Agreement.”

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

Other

Pursuant to a lease dated April 2, 1993 (the “Edison Lease”), Revlon Holdings leased to Products Corporation the Edison, N.J. research and development facility for a term of up to 10 years with an annual rent of $1.4 million and certain shared operating expenses payable by Products Corporation which, together with the annual rent, were not to exceed $2.0 million per year. In August 1998, Revlon Holdings sold the Edison facility to an unrelated third party, which assumed substantially all liability for environmental claims and compliance costs relating to the Edison facility, and in connection with such sale Products Corporation terminated the Edison Lease and entered into a new lease with the new owner. Revlon Holdings agreed to indemnify Products Corporation through September 1, 2013 (the original term of the new lease) to the extent that rent under the new lease exceeds the rent that would have been payable under the terminated Edison Lease had it not been terminated. Effective October 2010, Products Corporation entered into a renewal of the lease with the owner through September 2025. The Revlon Holdings indemnification obligation will terminate on September 1, 2013. The net amounts reimbursed by Revlon Holdings to Products Corporation with respect to the Edison facility for 2011, 2010 and 2009 were $0.1 million, $0.3 million and $0.4 million, respectively.

Certain of Products Corporation’s debt obligations, including the 2011 Credit Agreements and Products Corporation’s 9 3/4% Senior Secured Notes, have been, and may in the future be, supported by, among other things, guarantees from Revlon, Inc. and, subject to certain limited exceptions, all of the domestic subsidiaries of Products Corporation. The obligations under such guarantees are secured by, among other things, the capital stock of Products Corporation and, subject to certain limited exceptions, the capital stock of all of Products Corporation’s domestic subsidiaries and 66% of the capital stock of Products Corporation’s and its domestic subsidiaries’ first-tier foreign subsidiaries.

17.        COMMITMENTS AND CONTINGENCIES

Products Corporation currently leases manufacturing, executive, research and development, and sales facilities and various types of equipment under operating and capital lease agreements. Rental expense was $17.7 million, $16.9 million and $16.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Minimum rental commitments under all noncancelable leases, including those pertaining to idled facilities, with remaining lease terms in excess of one year from December 31, 2011 aggregated $72.8 million. Such commitments for each of the five years and thereafter subsequent to December 31, 2011 are $18.6 million, $16.1 million, $12.2 million, $5.3 million, $4.6 million and $16.0 million, respectively.

The Company is involved in various routine legal proceedings incident to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the Company’s business, financial condition and/or its results of operations. However, in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period.

18.        QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations:

	Year Ended December 31, 2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$333.2	$351.2	$337.2	$359.8
Gross profit	219.9	229.3	214.1	225.5
Income from continuing operations, net of taxes (a)	12.0	7.2	5.3	38.9
Income from discontinued operations, net of taxes	-	0.6	-	-
Net income (a)	12.0	7.8	5.3	38.9

	Year Ended December 31, 2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$305.5	$327.7	$319.0	$369.2
Gross profit	196.8	220.7	208.6	240.0
Income from continuing operations, net of taxes(b)	4.2	18.4	14.3	287.1
Income (loss) from discontinued operations, net of taxes	-	0.4	(0.1)	-
Net income(b)	4.2	18.8	14.2	287.1

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

(a)

Income from continuing operations and net income for the fourth quarter of 2011 were favorably impacted by an increase in net income driven by a non-cash benefit of $16.9 million related to the reduction of the Company’s deferred tax valuation allowance on its net deferred tax assets for certain jurisdictions outside the U.S. at December 31, 2011 as a result of the Company’s improved earnings trends and cumulative taxable income in those jurisdictions. (See Note 12, “Income Taxes”).

(b)

Income from continuing operations and net income for the fourth quarter of 2010 were favorably impacted by an increase in net income driven by a non-cash benefit of $248.5 million related to the reduction of the Company’s deferred tax valuation allowance on its U.S. net deferred tax assets at December 31, 2010 as a result of the Company achieving three cumulative years, as well as three consecutive years, of positive U.S. GAAP pre-tax income and taxable income in the U.S., and based upon the Company’s then-current expectations for realization of such deferred tax benefits in the U.S. The Company reflected this benefit in the provision for income taxes. (See Note 12, “Income Taxes”).

19.    GEOGRAPHIC, FINANCIAL AND OTHER INFORMATION

The Company manages its business on the basis of one reportable operating segment. (See Note 1, “Summary of Significant Accounting Policies”, for a brief description of the Company’s business). As of December 31, 2011, the Company had operations established in 14 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold. During 2011, 2010 and 2009, Walmart and its affiliates worldwide accounted for approximately 22%, 22% and 23%, respectively, of the Company’s net sales. The Company expects that Walmart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company’s net sales. As is customary in the consumer products industry, none of the Company’s customers is under an obligation to continue purchasing products from the Company in the future.

In the tables below, certain prior year amounts have been reclassified to conform to the current period’s presentation.

	00000	00000	00000	00000	00000	00000
	Year Ended December 31,
	2011		2010		2009
Geographic area:
Net sales:
United States	$757.4	55%	$729.1	55%	$747.9	58%
Outside of the United States	624.0	45%	592.3	45%	548.0	42%

	$1,381.4		$1,321.4		$1,295.9

	0000000	0000000	0000000	0000000
	December 31,
	2011		2010
Long-lived assets - net:
United States	$354.3	88%	$326.5	87%
Outside of the United States	48.5	12%	49.7	13%

	$402.8		$376.2

	00000	00000	00000	00000	00000	00000
	Year Ended December 31,
	2011		2010		2009
Classes of similar products:
Net sales:
Color cosmetics	$858.7	62%	$816.1	62%	$785.5	61%
Beauty care and fragrance	522.7	38%	505.3	38%	510.4	39%

	$1,381.4		$1,321.4		$1,295.9

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

The following Condensed Consolidating Financial Statements present the financial information as of December 31, 2011 and 2010, and for the years ended December 31, 2011, 2010 and 2009 for (i) Products Corporation on a stand-alone basis; (ii) the Guarantor Subsidiaries on a stand-alone basis; (iii) the subsidiaries of Products Corporation that do not guarantee Products Corporation’s 9 3/4% Senior Secured Notes (the “Non-Guarantor Subsidiaries”) on a stand-alone basis; and (iv) Products Corporation, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis. The Condensed Consolidating Financial Statements are presented on the equity method, under which the investments in subsidiaries are recorded at cost and adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

Consolidating Condensed Balance Sheets

As of December 31, 2011

	00000000	00000000	00000000	00000000	00000000
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$57.7	$0.1	$43.9	$-	$101.7
Trade receivables, less allowances for doubtful accounts	107.1	18.2	86.7	-	212.0
Inventories	68.3	8.4	34.3	-	111.0
Deferred income taxes - current	40.0	-	9.6	-	49.6
Prepaid expenses and other	78.3	4.2	25.1	-	107.6
Intercompany receivables	907.6	445.5	362.4	(1,715.5)	-
Investment in subsidiaries	(164.2)	(193.0)	-	357.2	-
Property, plant and equipment, net	85.2	0.9	12.8	-	98.9
Deferred income taxes - noncurrent	206.9	-	14.5	-	221.4
Goodwill, net	150.6	42.2	1.9	-	194.7
Other assets	53.6	24.5	31.1	-	109.2

Total assets	$1,591.1	$351.0	$622.3	$(1,358.3)	$1,206.1

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$-	$3.6	$2.3	$-	$5.9
Current portion of long-term debt	8.0	-	-	-	8.0
Accounts payable	56.0	3.9	29.1	-	89.0
Accrued expenses and other	150.8	10.8	68.4	-	230.0
Intercompany payables	559.0	609.9	546.6	(1,715.5)	-
Long-term debt	1,107.0	-	-	-	1,107.0
Long-term debt – affiliates	107.0	-	-	-	107.0
Other long-term liabilities	244.9	5.3	50.6	-	300.8

Total liabilities	2,232.7	633.5	697.0	(1,715.5)	1,847.7
Stockholder’s deficiency	(641.6)	(282.5)	(74.7)	357.2	(641.6)

Total liabilities and stockholder’s deficiency	$1,591.1	$351.0	$622.3	$(1,358.3)	$1,206.1

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

Consolidating Condensed Balance Sheets

As of December 31, 2010

	00000000	00000000	00000000	00000000	00000000
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$20.5	$0.1	$56.1	$-	$76.7
Trade receivables, less allowances for doubtful accounts	91.0	14.9	91.6	-	197.5
Inventories	76.6	2.4	36.0	-	115.0
Deferred income taxes - current	34.4	-	5.9	-	40.3
Prepaid expenses and other	72.5	3.2	22.4	-	98.1
Intercompany receivables	895.1	432.0	331.1	(1,658.2)	-
Investment in subsidiaries	(229.8)	(184.7)	-	414.5	-
Property, plant and equipment, net	89.4	0.6	16.2	-	106.2
Deferred income taxes - noncurrent	214.0	-	2.6	-	216.6
Goodwill, net	150.6	30.0	2.1	-	182.7
Other assets	55.8	4.2	27.3	-	87.3

Total assets	$1,470.1	$302.7	$591.3	$(1,243.7)	$1,120.4

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$-	$1.8	$1.9	$-	$3.7
Current portion of long-term debt	8.0	-	-	-	8.0
Accounts payable	54.3	4.4	25.8	-	84.5
Accrued expenses and other	140.1	9.0	67.1	-	216.2
Intercompany payables	516.4	613.4	528.4	(1,658.2)	-
Long-term debt	1,100.9	-	-	-	1,100.9
Long-term debt – affiliates	107.0	-	-	-	107.0
Other long-term liabilities	200.5	9.1	47.6	-	257.2

Total liabilities	2,127.2	637.7	670.8	(1,658.2)	1,777.5
Stockholder’s deficiency	(657.1)	(335.0)	(79.5)	414.5	(657.1)

Total liabilities and stockholder’s deficiency	$1,470.1	$302.7	$591.3	$(1,243.7)	$1,120.4

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

Consolidating Condensed Statement of Income

For the Year Ended December 31, 2011

	Products Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$883.7	$95.2	$574.9	$(172.4)	$1,381.4
Cost of sales	399.8	45.0	220.2	(172.4)	492.6

Gross profit	483.9	50.2	354.7	-	888.8
Selling, general and administrative expenses	391.9	40.6	245.6	-	678.1
Restructuring costs and other, net	-	-	-	-	-

Operating income	92.0	9.6	109.1	-	210.7

Other expenses (income):
Intercompany interest, net	0.1	(1.0)	7.1	-	6.2
Interest expense	84.2	0.3	0.4	-	84.9
Amortization of debt issuance costs	3.7	-	-	-	3.7
Loss on early extinguishment of debt, net	11.2	-	-	-	11.2
Foreign currency (gains) losses, net	(1.5)	0.5	5.4	-	4.4
Miscellaneous, net	(47.9)	(1.9)	51.3	-	1.5

Other expenses, net	49.8	(2.1)	64.2	-	111.9

Income from continuing operations before income taxes	42.2	11.7	44.9	-	98.8
Provision for income taxes	26.8	3.2	5.4	-	35.4

Income from continuing operations	15.4	8.5	39.5	-	63.4
Income from discontinued operations, net of taxes	0.6	-	-	-	0.6
Equity in income of subsidiaries	48.0	10.8	-	(58.8)	-

Net income	$64.0	$19.3	$39.5	$(58.8)	$64.0

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

Consolidating Condensed Statement of Income

For the Year Ended December 31, 2010

	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$854.2	$69.4	$546.1	$(148.3)	$1,321.4
Cost of sales	367.8	32.0	203.8	(148.3)	455.3

Gross profit	486.4	37.4	342.3	-	866.1
Selling, general and administrative expenses	399.6	32.5	227.2	-	659.3
Restructuring costs and other, net	(0.2)	-	(0.1)	-	(0.3)

Operating income	87.0	4.9	115.2	-	207.1

Other expenses (income):
Intercompany interest, net	(0.1)	(1.1)	7.4	-	6.2
Interest expense	89.9	0.3	0.3	-	90.5
Amortization of debt issuance costs	4.5	-	-	-	4.5
Loss on early extinguishment of debt, net	9.7	-	-	-	9.7
Foreign currency (gains) losses, net	(4.6)	(0.3)	11.2	-	6.3
Miscellaneous, net	(46.9)	2.9	45.2	-	1.2

Other expenses, net	52.5	1.8	64.1	-	118.4

Income from continuing operations before income taxes	34.5	3.1	51.1	-	88.7
(Benefit from) provision for income taxes	(255.8)	4.1	16.4	-	(235.3)

Income (loss) from continuing operations	290.3	(1.0)	34.7	-	324.0
Income from discontinued operations, net of taxes	0.3	-	-	-	0.3
Equity in income of subsidiaries	33.7	18.5	-	(52.2)	-

Net income	$324.3	$17.5	$34.7	$(52.2)	$324.3

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

Consolidating Condensed Statement of Income

For the Year Ended December 31, 2009

	Products Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$852.6	$71.0	$500.9	$(128.6)	$1,295.9
Cost of sales	373.0	31.2	199.1	(128.6)	474.7

Gross profit	479.6	39.8	301.8	-	821.2
Selling, general and administrative expenses	375.7	33.7	210.2	-	619.6

Restructuring costs and other, net	16.7	1.2	3.4	-	21.3

Operating income	87.2	4.9	88.2	-	180.3

Other expenses (income):
Intercompany interest, net	(2.0)	(1.5)	4.9	-	1.4
Interest expense	91.2	0.1	0.3	-	91.6
Amortization of debt issuance costs	5.5	-	-	-	5.5
Loss on early extinguishment of debt, net	5.8	-	-	-	5.8
Foreign currency (gains) losses, net	(0.8)	0.4	9.3	-	8.9
Miscellaneous, net	(36.6)	(4.8)	41.9	-	0.5

Other expenses (income), net	63.1	(5.8)	56.4	-	113.7

Income from continuing operations before income taxes	24.1	10.7	31.8	-	66.6
(Benefit from) provision for income taxes	(25.6)	23.1	10.6	-	8.1

Income (loss) from continuing operations	49.7	(12.4)	21.2	-	58.5

Income from discontinued operations, net of taxes	0.3	-	-	-	0.3

Equity in earnings of subsidiaries	8.8	12.5	-	(21.3)	-

Net income	$58.8	$0.1	$21.2	$(21.3)	$58.8

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

Consolidating Condensed Statement of Cash Flow

For the Year Ended December 31, 2011

	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$58.2	$37.4	$(7.6)	$-	$88.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11.7)	(0.4)	(1.8)	-	(13.9)
Acquisition	-	(39.0)	-	-	(39.0)
Proceeds from sales of certain assets	0.1	-	0.2	-	0.3

Net cash used in investing activities	(11.6)	(39.4)	(1.6)	-	(52.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings and overdraft	(2.5)	2.0	0.7	-	0.2
Repayments under the 2010 Term Loan Facility	(794.0)	-	-	-	(794.0)
Borrowings under the 2011 Term Loan Facility	796.0	-	-	-	796.0
Repayments under the 2011 Term Loan Facility	(4.0)	-	-	-	(4.0)
Payment of financing costs	(4.3)	-	-	-	(4.3)
Other financing activities	(0.6)	-	(0.8)	-	(1.4)

Net cash (used in) provided by financing activities	(9.4)	2.0	(0.1)	-	(7.5)

Effect of exchange rate changes on cash and cash equivalents	-	-	(2.9)	-	(2.9)

Net increase (decrease) in cash and cash equivalents	37.2	-	(12.2)	-	25.0
Cash and cash equivalents at beginning of period	20.5	0.1	56.1	-	76.7

Cash and cash equivalents at end of period	$57.7	$0.1	$43.9	$-	$101.7

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

Consolidating Condensed Statement of Cash Flow

For the Year Ended December 31, 2010

	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$70.8	$(0.9)	$26.8	$-	$96.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13.7)	(0.1)	(1.4)	-	(15.2)
Proceeds from sales of certain assets	-	-	0.3	-	0.3

Net cash used in investing activities	(13.7)	(0.1)	(1.1)	-	(14.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(12.8)	0.7	1.5	-	(10.6)
Repayments under the 2006 Term Loan Facility	(815.0)	-	-	-	(815.0)
Borrowings under the 2010 Term Loan Facility	786.0	-	-	-	786.0
Repayments under the 2010 Term Loan Facility	(6.0)	-	-	-	(6.0)
Payment of financing costs	(17.0)	-	-	-	(17.0)
Other financing activities	0.8	-	(0.5)	-	0.3

Net cash (used in) provided by financing activities	(64.0)	0.7	1.0	-	(62.3)

Effect of exchange rate changes on cash and cash equivalents	-	-	2.7	-	2.7

Net (decrease) increase in cash and cash equivalents	(6.9)	(0.3)	29.4	-	22.2
Cash and cash equivalents at beginning of period	27.4	0.4	26.7	-	54.5

Cash and cash equivalents at end of period	$20.5	$0.1	$56.1	$-	$76.7

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

Consolidating Condensed Statement of Cash Flow

For the Year Ended December 31, 2009

	Products Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$112.1	$(1.5)	$(7.3)	$-	$103.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11.1)	(0.2)	(3.0)	-	(14.3)
Proceeds from the sale of certain assets	-	-	2.5	-	2.5

Net cash used in investing activities	(11.1)	(0.2)	(0.5)	-	(11.8)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in short-term borrowings and overdraft	5.2	1.0	(0.2)	-	6.0
Repayments under the 2006 Term Loan Facility	(18.7)	-	-	-	(18.7)
Proceeds from the issuance of long-term debt, net	326.4	-	-	-	326.4
Repayment of long-term debt	(381.4)	-	(0.3)	-	(381.7)
Payment of financing costs	(23.4)	-	-	-	(23.4)
Other financing activities	(0.6)	-	(0.3)	-	(0.9)

Net cash (used in) provided by financing activities	(92.5)	1.0	(0.8)	-	(92.3)

Net cash provided by discontinued operations	0.2	-	-	-	0.2

Effect of exchange rate changes on cash and cash equivalents	-	0.1	2.2	-	2.3

Net increase (decrease) in cash and cash equivalents	8.7	(0.6)	(6.4)	-	1.7
Cash and cash equivalents at beginning of period	18.7	1.0	33.1	-	52.8

Cash and cash equivalents at end of period	$27.4	$0.4	$26.7	$-	$54.5

Schedule II

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2011, 2010 and 2009

(dollars in millions)

	Balance at Beginning of Year	Charged to Cost and Expenses	Other Deductions	Balance at End of Year
Allowance for Doubtful Accounts(a):
2011	$3.1	$(0.1)	$0.2	$3.2
2010	3.8	(0.6)	(0.1)	3.1
2009	3.3	0.9	(0.4)	3.8

Allowance for Volume and Early Payment Discounts(b):
2011	$15.2	$54.4	$(53.9)	$15.7
2010	14.4	60.9	(60.1)	15.2
2009	13.5	56.2	(55.3)	14.4

Allowance for Sales Returns(c):
2011	$59.9	$77.0	$(79.1)	$57.8
2010	65.5	75.4	(81.0)	59.9
2009	70.2	86.0	(90.7)	65.5

(a)	Includes doubtful accounts written off, less recoveries, as well as reclassifications and foreign currency translation adjustments.

(b)	Includes discounts taken, reclassifications and foreign currency translation adjustments.

(c)	Includes sales returns as a reduction to sales and cost of sales, and an increase to accrued liabilities and inventories.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Revlon Consumer Products Corporation

(Registrant)

By: /s/ Alan T. Ennis	By: /s/ Steven Berns	By: /s/ Gina M. Mastantuono
Alan T. Ennis	Steven Berns	Gina M. Mastantuono
President,	Executive Vice President	Senior Vice President,
Chief Executive Officer and	and	Corporate Controller and
Director	Chief Financial Officer	Chief Accounting Officer

Dated: February 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant on February 16, 2012 and in the capacities indicated.

Signature	Title
*	Chairman of the Board and Director
(Ronald O. Perelman)
*	Director
(Barry F. Schwartz)
*	Vice Chairman and Director
(David L. Kennedy)
*	Director
(Alan S. Bernikow)
*	Director
(Paul J. Bohan)

*

Lauren Goldberg, by signing her name hereto, does hereby sign this report on behalf of the directors of the registrant above whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.

By: /s/ Lauren Goldberg

Lauren Goldberg

Attorney-in-fact