Form 10-Q
period 2012-06-30
REVLON CONSUMER PRODUCTS CORP
filed 2012-07-31
CIK 890547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).            Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer  ☒    Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock was 5,260 shares as of June 30, 2012, all of which were held by one affiliate, Revlon, Inc.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except share and per share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79.8	$101.7
Trade receivables, less allowance for doubtful accounts of $3.9 and $3.2 as of June 30, 2012 and December 31, 2011, respectively	204.5	212.0
Inventories	133.3	111.0
Deferred income taxes – current	49.9	49.6
Prepaid expenses and other	125.0	107.6

Total current assets	592.5	581.9
Property, plant and equipment, net	98.5	98.9
Deferred income taxes – noncurrent	207.6	221.4
Goodwill, net	194.6	194.7
Other assets	124.9	109.2

Total assets	$1,218.1	$1,206.1

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current liabilities:
Short-term borrowings	$8.5	$5.9
Current portion of long-term debt	11.4	8.0
Accounts payable	94.9	89.0
Accrued expenses and other	222.2	230.0

Total current liabilities	337.0	332.9
Long-term debt	1,158.9	1,107.0
Long-term debt – affiliates	48.6	107.0
Long-term pension and other post-retirement plan liabilities	224.6	245.5
Other long-term liabilities	51.3	55.3

Commitments and contingencies

Stockholder’s deficiency:
RCPC Preferred Stock, par value $1.00 per share; 1,000 shares authorized; 546 shares issued and outstanding as of June 30, 2012 and December 31, 2011	54.6	54.6
Common Stock, par value $1.00 per share; 10,000 shares authorized; 5,260 shares issued and outstanding as of June 30, 2012 and December 31, 2011	-	-
Additional paid-in capital	946.2	945.3
Accumulated deficit	(1,410.1)	(1,440.6)
Accumulated other comprehensive loss	(193.0)	(200.9)

Total stockholder’s deficiency	(602.3)	(641.6)

Total liabilities and stockholder’s deficiency	$1,218.1	$1,206.1

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net sales	$357.1	$351.2	$687.8	$684.4
Cost of sales	124.4	121.9	240.1	235.2

Gross profit	232.7	229.3	447.7	449.2
Selling, general and administrative expenses	180.4	179.3	349.7	352.4

Operating income	52.3	50.0	98.0	96.8

Other expenses, net:
Interest expense	21.1	23.3	42.7	47.4
Amortization of debt issuance costs	0.9	1.0	1.7	2.1
Loss on early extinguishment of debt, net	-	11.3	-	11.3
Foreign currency losses, net	0.4	3.0	2.1	3.3
Miscellaneous, net	0.1	0.3	0.3	1.0

Other expenses, net	22.5	38.9	46.8	65.1

Income from continuing operations before income taxes	29.8	11.1	51.2	31.7
Provision for income taxes	9.7	3.9	21.1	12.5

Income from continuing operations, net of taxes	20.1	7.2	30.1	19.2
Income from discontinued operations, net of taxes	0.4	0.6	0.4	0.6

Net income	$20.5	$7.8	$30.5	$19.8

Other comprehensive income:
Currency translation adjustment, net of tax of $2.1 and nil for the three months ended June 30, 2012 and 2011, respectively, and $1.4 and nil for the six months ended June 30, 2012 and 2011, respectively	1.0	1.1	2.2	0.2
Amortization of pension related costs, net of tax benefit of $0.2 and $0.5 for the three months ended June 30, 2012 and 2011, respectively, and $0.5 and $1.0 for the six months ended June 30, 2012 and 2011, respectively	1.9	0.9	5.7	1.8

Other comprehensive income	2.9	2.0	7.9	2.0

Total comprehensive income	$23.4	$9.8	$38.4	$21.8

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDER’S DEFICIENCY

(dollars in millions)

	Preferred Stock	Additional Paid-In- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder’s Deficiency

Balance, January 1, 2012	$54.6	$945.3	$(1,440.6)	$(200.9)	$(641.6)
Stock-based compensation amortization		0.3			0.3
Excess tax benefits from stock-based compensation		0.6			0.6
Net income			30.5		30.5
Other comprehensive income(a)				7.9	7.9

Balance, June 30, 2012	$54.6	$946.2	$(1,410.1)	$(193.0)	$(602.3)

(a)

See Note 6, “Accumulated Other Comprehensive Loss,” in this Form 10-Q regarding the changes in the accumulated balances for each component of accumulated other comprehensive income during the first six months of 2012.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30.5	$19.8
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Income from discontinued operations, net of taxes	(0.4)	(0.6)
Depreciation and amortization	31.3	30.2
Amortization of debt discount	0.9	1.4
Stock compensation amortization	0.3	1.3
Provision for deferred income taxes	16.1	5.4
Loss on early extinguishment of debt, net	-	11.3
Amortization of debt issuance costs	1.7	2.1
Loss on sale of certain assets	0.1	-
Pension and other post-retirement expense	2.8	2.6
Change in assets and liabilities:
Decrease in trade receivables	6.9	15.4
Increase in inventories	(22.8)	(22.4)
Increase in prepaid expenses and other current assets	(18.5)	(12.3)
(Decrease) increase in accounts payable	(4.2)	17.1
Decrease in accrued expenses and other current liabilities	(4.4)	(26.1)
Pension and other post-retirement plan contributions	(19.4)	(15.0)
Purchases of permanent displays	(24.3)	(23.6)
Other, net	(18.3)	(3.3)

Net cash (used in) provided by operating activities	(21.7)	3.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8.9)	(5.9)
Acquisition	-	(39.0)
Proceeds from the sale of certain assets	0.1	0.1

Net cash used in investing activities	(8.8)	(44.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings and overdraft	12.8	3.6
Borrowings under the 2011 Revolving Credit Facility	-	10.0
Repayments under the 2010 Term Loan Facility	-	(794.0)
Borrowings under the 2011 Term Loan Facility	-	796.0
Repayments under the 2011 Term Loan Facility	(4.0)	-
Payment of financing costs	(0.1)	(3.9)
Other financing activities	(0.2)	(0.7)

Net cash provided by financing activities	8.5	11.0

Effect of exchange rate changes on cash and cash equivalents	0.1	(1.3)

Net decrease in cash and cash equivalents	(21.9)	(31.8)
Cash and cash equivalents at beginning of period	101.7	76.7

Cash and cash equivalents at end of period	$79.8	$44.9

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$48.9	$57.1
Income taxes, net of refunds	9.7	12.3

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

Fire at Revlon Venezuela Facility

On June 5, 2011, the Company’s facility in Venezuela was destroyed by fire. For the years ended December 31, 2011 and 2010, the Company’s subsidiary in Venezuela (“Revlon Venezuela”) had net sales of approximately 2% and 3%, respectively, of the Company’s consolidated net sales. At December 31, 2011 and 2010, total assets of Revlon Venezuela were approximately 2% and 3%, respectively, of the Company’s total assets. Prior to the fire, approximately 50% of Revlon Venezuela’s net sales were comprised of products imported from the Company’s Oxford, North Carolina facility and approximately 50% were comprised of products locally manufactured at the Revlon Venezuela facility. Revlon Venezuela did not have any net sales from the date of the fire until August 12, 2011. The Company’s net sales in Venezuela since August 12, 2011 have been primarily comprised of products imported from the Company’s Oxford, North Carolina facility. In the first quarter of 2012, Revlon Venezuela also began importing certain products from third party manufacturers outside of Venezuela, which were locally manufactured at the Revlon Venezuela facility prior to the fire.

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

For the second quarter and first six months of 2012, the Company incurred business interruption losses of nil and $1.1 million, respectively, related to the fire. The business interruption losses incurred through June 30, 2012 include estimated profits lost as a result of the interruption of Revlon Venezuela’s business and costs incurred directly related to the fire. The business interruption losses incurred through June 30, 2012 are not indicative of future business interruption losses for insurance purposes or future expected profits for Revlon Venezuela. In the second quarter of 2011, the Company recorded a $4.9 million impairment loss related to Revlon Venezuela’s net book value of inventory, property, plant and equipment destroyed by the fire.

During the first quarter of 2012, the Company received an interim advance of $3.0 million from its insurance carrier in connection with the fire, for total cumulative receipts of $22.7 million received through June 30, 2012. During the first six months of 2012, the Company recognized $1.1 million of income from insurance recoveries, which entirely offset the business interruption losses noted above. During the second quarter of 2011, the Company recognized $4.9 million of income from insurance recoveries, which entirely offset the impairment loss noted above. The income from insurance recoveries is included within selling, general and administrative expenses in the Company’s Statements of Income and Comprehensive Income for the six months ended June 30, 2012 and the three and six months ended June 30, 2011. The Company recorded deferred income related to the insurance proceeds received, but not yet recognized, of $7.0 million and $5.1 million as of June 30, 2012 and December 31, 2011, respectively, which is included in accrued expenses and other in the Company’s Consolidated Balance Sheets.

An assessment of the extent of damage resulting from the fire and the impact on Revlon Venezuela’s business is ongoing, and therefore the final amount and timing of the ultimate insurance recovery is currently unknown.

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

2. PENSION AND POST-RETIREMENT BENEFITS

The components of net periodic benefit costs for the Company’s pension and the other post-retirement benefit plans for the second quarter of 2012 and 2011 are as follows:

	Pension Plans		Other Post-retirement Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Net periodic benefit costs:
Service cost	$0.4	$0.3	$-	$-
Interest cost	7.5	8.1	0.2	0.2
Expected return on plan assets	(8.8)	(8.8)	-	-
Amortization of actuarial loss	2.1	1.4	-	0.1

	1.2	1.0	0.2	0.3
Portion allocated to Revlon Holdings LLC	(0.1)	-	-	-

	$1.1	$1.0	$0.2	$0.3

The components of net periodic benefit costs for the Company’s pension and the other post-retirement benefit plans for the first six months of 2012 and 2011 are as follows:

	Pension Plans		Other Post-retirement Benefit Plans
	Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net periodic benefit costs:
Service cost	$0.8	$0.6	$-	$-
Interest cost	15.0	16.2	0.4	0.4
Expected return on plan assets	(17.6)	(17.5)	-	-
Amortization of actuarial loss	4.1	2.7	0.1	0.2

	2.3	2.0	0.5	0.6
Portion allocated to Revlon Holdings LLC	(0.1)	-	-	-

	$2.2	$2.0	$0.5	$0.6

In the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011, the Company recognized slightly higher net periodic benefit costs primarily due to the decrease in the weighted-average discount rate, partially offset by the increase in the fair value of pension plan assets at December 31, 2011. The Company expects that its net periodic benefit costs for its pension and the other post-retirement benefit plans will be approximately $5 million for all of 2012, comparable to the $5 million cost in 2011.

During the second quarter of 2012, $13.0 million and $0.2 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During the first six months of 2012, $19.0 million and $0.4 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. The Company currently expects to contribute approximately $35 million in the aggregate to its pension plans and other post-retirement benefit plans for all of 2012.

Relevant aspects of the qualified defined benefit pension plans, nonqualified pension plans and other post-retirement benefit plans sponsored by Products Corporation are disclosed in the Company’s 2011 Form 10-K.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

3. INVENTORIES

	June 30, 2012	December 31, 2011
Raw materials and supplies	$46.8	$37.9
Work-in-process	9.6	8.1
Finished goods	76.9	65.0

	$133.3	$111.0

4. ACCRUED EXPENSES AND OTHER

	June 30, 2012	December 31, 2011
Sales returns and allowances	$76.3	$85.4
Advertising and promotional costs	43.7	32.2
Compensation and related benefits	42.5	52.0
Interest	8.0	15.1
Taxes	16.1	15.6
Other	35.6	29.7

	$222.2	$230.0

5. LONG-TERM DEBT

	June 30, 2012	December 31, 2011
2011 Term Loan Facility due 2017, net of discounts (a)	$784.2	$787.6
2011 Revolving Credit Facility due 2016 (a)	-	-
9 3/4% Senior Secured Notes due 2015, net of discounts (b)	327.7	327.4
Contributed Loan portion of the Amended and Restated Senior Subordinated Term Loan due 2013 (c)	48.6	-
Contributed Loan portion of the Senior Subordinated Term Loan due 2013 (c)	-	48.6
Non-Contributed Loan portion of the Amended and Restated Senior Subordinated Term Loan due 2014 (c)	58.4	-
Non-Contributed Loan portion of the Senior Subordinated Term Loan due 2014 (c)	-	58.4

	1,218.9	1,222.0
Less current portion	(11.4)	(8.0)

	$1,207.5	$1,214.0

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

(c)

On April 30, 2012, MacAndrews & Forbes exercised its right to assign its interest in the Non-Contributed Loan (as hereinafter defined) to various third parties. In connection with such assignment, Products Corporation entered into an Amended and Restated Senior Subordinated Term Loan Agreement with MacAndrews & Forbes, to: (1) modify the interest rate on the Non-Contributed Loan from its prior 12% fixed rate to a floating rate of LIBOR plus 7%, with a 1.5% LIBOR floor, resulting in an interest rate of approximately 8.5% per annum (or a 3.5% reduction) upon the effectiveness of the Amended and Restated Senior Subordinated Term Loan Agreement; (2) insert certain prepayment premiums; and (3) designate Citibank, N.A. as the administrative agent for the Non-Contributed Loan. Refer to “Recent Debt Transactions” below for further discussion.

Recent Debt Transactions

Products Corporation is party to the Senior Subordinated Term Loan Agreement, consisting of (i) the $58.4 million principal amount of the $107.0 million aggregate principal amount of the Senior Subordinated Term Loan (the “Non-Contributed Loan”) which, at December 31, 2011, remained owing from Products Corporation to MacAndrews & Forbes, and which matures on October 8, 2014, and (ii) the $48.6 million of the $107.0 million aggregate principal amount of the Senior Subordinated Term Loan that MacAndrews & Forbes contributed to Revlon, Inc. in connection with the October 2009 consummation of Revlon, Inc.’s exchange offer (the “Contributed Loan”), which remains due from Products Corporation to Revlon, Inc. and which matures on October 8, 2013.

On April 30, 2012, MacAndrews & Forbes exercised its right to assign its interest in the Non-Contributed Loan. In connection with such assignment, Products Corporation entered into an Amended and Restated Senior Subordinated Term Loan Agreement with MacAndrews & Forbes (the “Amended and Restated Senior Subordinated Term Loan Agreement”), and a related Administrative Letter was entered into with Citibank, N.A. and MacAndrews & Forbes, to among other things:

—

modify the interest rate on the Non-Contributed Loan from its prior 12% fixed rate to a floating rate of LIBOR plus 7%, with a 1.5% LIBOR floor, resulting in an interest rate of approximately 8.5% per annum (or a 3.5% reduction) upon the effectiveness of the Amended and Restated Senior Subordinated Term Loan Agreement. Interest under the Amended and Restated Senior Subordinated Term Loan Agreement is payable quarterly in arrears in cash;

—

insert prepayment premiums such that Products Corporation may optionally prepay the Non-Contributed Loan (i) through October 31, 2013 with a prepayment premium based on a formula designed to provide the assignees of the Non-Contributed Loan with the present value, using a discount rate of 75 basis points over U.S. Treasuries, of the principal, premium and interest that would have accrued on the Non-Contributed Loan from any such prepayment date through October 31, 2013 (provided that, pursuant to the loan’s terms (both before and after giving effect to these amendments), no portion of the principal amount of the Non-Contributed Loan may be repaid prior to its October 8, 2014 maturity date unless and until all shares of Revlon, Inc.’s Series A Preferred Stock have been or are being concurrently redeemed and all payments due thereon are paid in full or are concurrently being paid in full), (ii) from November 1, 2013 through April 30, 2014 with a 2% prepayment premium on the aggregate principal amount of the Non-Contributed Loan being prepaid, and (iii) from May 1, 2014 through maturity on October 8, 2014 with no prepayment premium; and

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

—	designate Citibank, N.A. as the administrative agent for the Non-Contributed Loan.

Concurrently with the effectiveness of the Amended and Restated Senior Subordinated Term Loan Agreement, MacAndrews & Forbes assigned its entire interest in the Non-Contributed Loan to several third parties.

Covenants

Products Corporation was in compliance with all applicable covenants under the 2011 Term Loan Agreement and 2011 Revolving Credit Agreement as of June 30, 2012. At June 30, 2012, the aggregate principal amount outstanding under the 2011 Term Loan Facility was $792.0 million and availability under the $140.0 million 2011 Revolving Credit Facility, based upon the calculated borrowing base less $10.3 million of outstanding undrawn letters of credit and nil then drawn on the 2011 Revolving Credit Facility, was $125.5 million. (See also Note 13, “Subsequent Events”).

6. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss as of June 30, 2012 are as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post- retirement Benefits	Prior Service Cost on Post- retirement Benefits	Accumulated Other Comprehensive Loss

Balance January 1, 2012	$24.8	$(225.6)	$(0.1)	$(200.9)
Currency translation adjustment, net of tax of $1.4	2.2	-	-	2.2
Amortization of pension related costs, net of tax benefit of $0.5 (a)	-	5.7	-	5.7

Other comprehensive income	2.2	5.7	-	7.9

Balance June 30, 2012	$27.0	$(219.9)	$(0.1)	$(193.0)

(a)

The amounts represent the change in accumulated other comprehensive loss as a result of the amortization of actuarial losses during the first six months of 2012 related to the Company’s pension and other post-retirement benefit plans. Also included in this amount is a $2.0 million reclassification adjustment recorded in the first quarter of 2012 related to deferred taxes on the amortization of actuarial losses.

7. GEOGRAPHIC, FINANCIAL AND OTHER INFORMATION

The Company manages its business on the basis of one reportable operating segment. As of June 30, 2012, the Company had operations established in 14 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012		2011		2012		2011
Geographic area:
Net sales:
United States	$203.9	57%	$194.9	55%	$388.6	56%	$381.1	56%
Outside of the United States	153.2	43%	156.3	45%	299.2	44%	303.3	44%

	$357.1		$351.2		$687.8		$684.4

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

	June 30, 2012		December 31, 2011
Long-lived assets, net:
United States	$368.4	88%	$354.3	88%
Outside of the United States	49.6	12%	48.5	12%

	$418.0		$402.8

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012		2011		2012		2011
Classes of similar products:
Net sales:
Color cosmetics	$236.7	66%	$226.1	64%	$455.0	66%	$442.3	65%
Beauty care and fragrance	120.4	34%	125.1	36%	232.8	34%	242.1	35%

	$357.1		$351.2		$687.8		$684.4

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

As of June 30, 2012, the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value, namely its foreign currency forward exchange contracts (“FX Contracts”), are categorized in the table below:

	Total	Level 1	Level 2	Level 3
Assets:
Derivatives:
FX Contracts(a)	$-	$-	$-	$-

Total assets at fair value	$-	$-	$-	$-

Liabilities:
Derivatives:
FX Contracts(a)	$0.8	$-	$0.8	$-

Total liabilities at fair value	$0.8	$-	$0.8	$-

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

(a)

The fair value of the Company’s FX Contracts was measured based on observable market transactions of spot and forward rates at June 30, 2012 and December 31, 2011. (See Note 9, “Financial Instruments,” in this Form 10-Q.)

As of June 30, 2012, the fair values of the Company’s financial liabilities not measured at fair value but for which disclosure of fair value is required, namely its long-term debt, including the current portion of long-term debt, are categorized in the table below:

	Total	Level 1	Level 2	Level 3
Liabilities:
Long-term debt, including current portion	$1,246.4	$-	$1,246.4	$-

Total liabilities at fair value	$1,246.4	$-	$1,246.4	$-

The fair value of the Company’s long-term debt, including the current portion of long-term debt is based on the quoted market prices for the same issues or on the current rates offered for debt of similar remaining maturities. The estimated fair value of such debt at June 30, 2012 was approximately $1,246.4 million, which was more than the carrying value of such debt at June 30, 2012 of $1,218.9 million. The estimated fair value of such debt at December 31, 2011 was approximately $1,240.4 million, which was more than the carrying value of such debt at December 31, 2011 of $1,222.0 million.

The carrying amounts of cash and cash equivalents, marketable securities, trade receivables, notes receivable, accounts payable and short-term borrowings approximate their fair values.

9. FINANCIAL INSTRUMENTS

Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $10.3 million and $11.1 million (including amounts available under credit agreements in effect at that time) were maintained at June 30, 2012 and December 31, 2011, respectively. Included in these amounts is approximately $8.7 million and $9.1 million at June 30, 2012 and December 31, 2011, respectively, in standby letters of credit which support Products Corporation’s self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

The FX Contracts are entered into primarily to hedge the anticipated net cash flows resulting from inventory purchases and intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. The U.S. dollar notional amount of the FX Contracts outstanding at June 30, 2012 and December 31, 2011 was $44.1 million and $58.4 million, respectively.

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

Quantitative Information – Derivative Financial Instruments

The effects of the Company’s derivative instruments on its consolidated financial statements were as follows:

(a) Fair Value of Derivative Financial Instruments in Consolidated Balance Sheet:

	Assets			Liabilities
	Balance Sheet Classification	June 30, 2012 Fair Value	December 31, 2011 Fair Value	Balance Sheet Classification	June 30, 2012 Fair Value	December 31, 2011 Fair Value
Derivatives not designated as hedging instruments:
FX Contracts(a)	Prepaid expenses and other	$-	$0.2	Accrued expenses	$0.8	$0.8

(a)	The fair values of the FX Contracts at June 30, 2012 and December 31, 2011 were determined by using observable market transactions of spot and forward rates at June 30, 2012 and December 31, 2011.

(b) Effects of Derivative Financial Instruments on Income for the three and six months ended June 30, 2012 and 2011:

	Amount of Gain (Loss) Recognized in Foreign Currency (Gains) Losses, Net
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Derivatives not designated as hedging instruments:
FX Contracts	$0.5	$(1.2)	$(1.1)	$(1.8)

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

For the second quarter of 2012 and 2011, the Company recorded a provision for income taxes for continuing operations of $9.7 million and $3.9 million, respectively. The $5.8 million increase in the provision for income taxes was primarily attributable to increased pre-tax income, partially offset by the favorable resolution of tax matters in a foreign jurisdiction.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

The effective tax rate for the three months ended June 30, 2012 is lower than the federal statutory rate of 35% due principally to the favorable resolution of tax matters in a foreign jurisdiction, partially offset by foreign and U.S. tax effects attributable to operations outside the U.S., including pre-tax losses in a number of jurisdictions outside the U.S. for which there is no tax benefit recognized in the period and foreign dividends and earnings taxable in the U.S.

For the first six months of 2012 and 2011, the Company recorded a provision for income taxes for continuing operations of $21.1 million and $12.5 million, respectively. The $8.6 million increase in the provision for income taxes was primarily attributable to increased pre-tax income and certain favorable discrete items that benefited the first six months of 2011 that did not recur in 2012, partially offset by the favorable resolution of tax matters in a foreign jurisdiction.

The effective tax rate for the six months ended June 30, 2012 is higher than the federal statutory rate of 35% due principally to foreign and U.S. tax effects attributable to operations outside the U.S., including pre-tax losses in a number of jurisdictions outside the U.S. for which there is no tax benefit recognized in the period and foreign dividends and earnings taxable in the U.S., partially offset by the favorable resolution of tax matters in a foreign jurisdiction.

The Company remains subject to examination of its income tax returns in various jurisdictions including, without limitation, the U.S. (federal) and South Africa for tax years ended December 31, 2008 through December 31, 2010 and Australia for tax years ended December 31, 2007 through December 31, 2010.

11. RELATED PARTY TRANSACTIONS

Reimbursement Agreements

As previously disclosed in the Company’s 2011 Form 10-K, Revlon, Inc., Products Corporation and MacAndrews & Forbes Inc. (a wholly-owned subsidiary of MacAndrews & Forbes Holdings) have entered into reimbursement agreements (the “Reimbursement Agreements”) pursuant to which (i) MacAndrews & Forbes Inc. is obligated to provide (directly or through its affiliates) certain professional and administrative services, including, without limitation, employees, to Revlon, Inc. and its subsidiaries, including, without limitation, Products Corporation, and to purchase services from third party providers, such as insurance, legal, accounting and air transportation services, on behalf of Revlon, Inc. and its subsidiaries, including Products Corporation, to the extent requested by Products Corporation, and (ii) Products Corporation is obligated to provide certain professional and administrative services, including, without limitation, employees, to MacAndrews & Forbes and to purchase services from third party providers, such as insurance, legal and accounting services, on behalf of MacAndrews & Forbes to the extent requested by MacAndrews & Forbes, provided that in each case the performance of such services does not cause an unreasonable burden to MacAndrews & Forbes or Products Corporation, as the case may be.

The Company reimburses MacAndrews & Forbes for the allocable costs of the services purchased for or provided by MacAndrews & Forbes to the Company and its subsidiaries and for the reasonable out-of-pocket expenses incurred by MacAndrews & Forbes in connection with the provision of such services. MacAndrews & Forbes reimburses Products Corporation for the allocable costs of the services purchased for or provided by Products Corporation to MacAndrews & Forbes and for the reasonable out-of-pocket expenses incurred in connection with the purchase or provision of such services. Each of the Company, on the one hand, and MacAndrews & Forbes Inc., on the other, has agreed to indemnify the other party for losses arising out of the services provided by it under the Reimbursement Agreements, other than losses resulting from its willful misconduct or gross negligence.

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

Revlon, Inc. and the Company participate in MacAndrews & Forbes’ directors and officers liability insurance program (the “D&O Insurance Program”), as well as its other insurance coverages, such as property damage, business interruption, liability and other coverages, which cover Revlon, Inc. and the Company, as well as MacAndrews & Forbes and its subsidiaries. The limits of coverage for certain of the policies are available on an aggregate basis for losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews & Forbes from time to time for their allocable portion of the premiums for such coverage or the Company pays the insurers directly, which premiums the Company believes are more favorable than the premiums the Company would pay were it to secure stand-alone coverage. Any amounts paid by the Company directly to MacAndrews & Forbes in respect of premiums are included in the amounts paid under the Reimbursement Agreements. The net activity related to services provided and/or purchased under the Reimbursement Agreements during the six months ended June 30, 2012 was $14.6 million, which consists of the $14.6 million partial pre-payment made by the Company to MacAndrews & Forbes during the first quarter of 2012 for premiums related to Revlon, Inc.’s and the Company’s allocable portion of the 5-year renewal of the D&O Insurance Program (for the period from January 31, 2012 through January 31, 2017). The net activity related to services provided and/or purchased under the Reimbursement Agreements during the six months ended June 30, 2011 was $0.4 million.

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

The following Condensed Consolidating Financial Statements present the financial information as of June 30, 2012 and December 31, 2011, and for the three and six months ended June 30, 2012 and 2011 for (i) Products Corporation on a stand-alone basis; (ii) the Guarantor Subsidiaries on a stand-alone basis; (iii) the subsidiaries of Products Corporation that do not guarantee Products Corporation’s 9 3/4% Senior Secured Notes (the “Non-Guarantor Subsidiaries”) on a stand-alone basis; and (iv) Products Corporation, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis. The Condensed Consolidating Financial Statements are presented on the equity method, under which the investments in subsidiaries are recorded at cost and adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Balance Sheets

As of June 30, 2012

	Products Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$45.7	$-	$34.1	$-	$79.8
Trade receivables, less allowances for doubtful accounts	87.8	20.1	96.6	-	204.5
Inventories	77.4	12.3	43.6	-	133.3
Deferred income taxes – current	39.7	-	10.2	-	49.9
Prepaid expenses and other	94.4	4.8	25.8	-	125.0
Intercompany receivables	933.6	471.8	379.3	(1,784.7)	-
Investment in subsidiaries	(156.6)	(197.3)	-	353.9	-
Property, plant and equipment, net	85.3	0.8	12.4	-	98.5
Deferred income taxes – noncurrent	194.4	-	13.2	-	207.6
Goodwill, net	150.6	42.2	1.8	-	194.6
Other assets	68.5	23.9	32.5	-	124.9

Total assets	$1,620.8	$378.6	$649.5	$(1,430.8)	$1,218.1

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$-	$5.8	$2.7	$-	$8.5
Current portion of long-term debt	11.4	-	-	-	11.4
Accounts payable	59.2	5.1	30.6	-	94.9
Accrued expenses and other	133.8	13.6	74.8	-	222.2
Intercompany payables	586.0	619.0	579.7	(1,784.7)	-
Long-term debt	1,158.9	-	-	-	1,158.9
Long-term debt – affiliates	48.6	-	-	-	48.6
Other long-term liabilities	225.2	3.8	46.9	-	275.9

Total liabilities	2,223.1	647.3	734.7	(1,784.7)	1,820.4
Stockholder’s deficiency	(602.3)	(268.7)	(85.2)	353.9	(602.3)

Total liabilities and stockholder’s deficiency	$1,620.8	$378.6	$649.5	$(1,430.8)	$1,218.1

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Balance Sheets

As of December 31, 2011

	Products Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$57.7	$0.1	$43.9	$-	$101.7
Trade receivables, less allowances for doubtful accounts	107.1	18.2	86.7	-	212.0
Inventories	68.3	8.4	34.3	-	111.0
Deferred income taxes – current	40.0	-	9.6	-	49.6
Prepaid expenses and other	78.3	4.2	25.1	-	107.6
Intercompany receivables	907.6	445.5	362.4	(1,715.5)	-
Investment in subsidiaries	(164.2)	(193.0)	-	357.2	-
Property, plant and equipment, net	85.2	0.9	12.8	-	98.9
Deferred income taxes – noncurrent	206.9	-	14.5	-	221.4
Goodwill, net	150.6	42.2	1.9	-	194.7
Other assets	53.6	24.5	31.1	-	109.2

Total assets	$1,591.1	$351.0	$622.3	$(1,358.3)	$1,206.1

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$-	$3.6	$2.3	$-	$5.9
Current portion of long-term debt	8.0	-	-	-	8.0
Accounts payable	56.0	3.9	29.1	-	89.0
Accrued expenses and other	150.8	10.8	68.4	-	230.0
Intercompany payables	559.0	609.9	546.6	(1,715.5)	-
Long-term debt	1,107.0	-	-	-	1,107.0
Long-term debt – affiliates	107.0	-	-	-	107.0
Other long-term liabilities	244.9	5.3	50.6	-	300.8

Total liabilities	2,232.7	633.5	697.0	(1,715.5)	1,847.7
Stockholder’s deficiency	(641.6)	(282.5)	(74.7)	357.2	(641.6)

Total liabilities and stockholder’s deficiency	$1,591.1	$351.0	$622.3	$(1,358.3)	$1,206.1

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statement of Income and Comprehensive Income

For the Three Months Ended June 30, 2012

	Products Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net Sales	$241.1	$26.0	$141.9	$(51.9)	$357.1
Cost of sales	108.6	12.2	55.5	(51.9)	124.4

Gross profit	132.5	13.8	86.4	-	232.7
Selling, general and administrative expenses	103.4	12.1	64.9	-	180.4

Operating income	29.1	1.7	21.5	-	52.3

Other expenses (income):
Intercompany interest, net	0.2	(0.2)	1.5	-	1.5
Interest expense	19.5	-	0.1	-	19.6
Amortization of debt issuance costs	0.9	-	-	-	0.9
Foreign currency (gains) losses, net	(0.4)	(0.1)	0.9	-	0.4
Miscellaneous, net	(20.8)	(5.2)	26.1	-	0.1

Other expenses (income), net	(0.6)	(5.5)	28.6	-	22.5

Income (loss) from continuing operations before income taxes	29.7	7.2	(7.1)	-	29.8
Provision for (benefit from) income taxes	7.7	2.3	(0.3)	-	9.7

Income (loss) from continuing operations	22.0	4.9	(6.8)	-	20.1

Income from discontinued operations, net of taxes	0.4	-	-	-	0.4
Equity in (loss) income of subsidiaries	(1.9)	(1.0)	-	2.9	-

Net income (loss)	$20.5	$3.9	$(6.8)	$2.9	$20.5

Other comprehensive income (loss)	2.9	(4.6)	(6.4)	11.0	2.9

Total comprehensive income (loss)	$23.4	$(0.7)	$(13.2)	$13.9	$23.4

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statement of Income and Comprehensive Income

For the Three Months Ended June 30, 2011

	Products Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net Sales	$227.8	$25.8	$144.2	$(46.6)	$351.2
Cost of sales	102.3	11.8	54.4	(46.6)	121.9

Gross profit	125.5	14.0	89.8	-	229.3
Selling, general and administrative expenses	100.1	10.6	68.6	-	179.3

Operating income	25.4	3.4	21.2	-	50.0

Other expenses (income):
Intercompany interest, net	(0.1)	(0.2)	1.9	-	1.6
Interest expense	21.6	-	0.1	-	21.7
Amortization of debt issuance costs	1.0	-	-	-	1.0
Loss on early extinguishment of debt, net	11.3	-	-	-	11.3
Foreign currency (gains) losses, net	(1.5)	0.1	4.4	-	3.0
Miscellaneous, net	(25.3)	11.8	13.8	-	0.3

Other expenses, net	7.0	11.7	20.2	-	38.9

Income (loss) from continuing operations before income taxes	18.4	(8.3)	1.0	-	11.1
Provision for income taxes	1.3	1.0	1.6	-	3.9

Income (loss) from continuing operations	17.1	(9.3)	(0.6)	-	7.2

Income from discontinued operations, net of taxes	0.6	-	-	-	0.6
Equity in (loss) income of subsidiaries	(9.9)	(3.2)	-	13.1	-

Net income (loss)	$7.8	$(12.5)	$(0.6)	$13.1	$7.8

Other comprehensive income (loss)	2.0	(2.4)	(2.5)	4.9	2.0

Total comprehensive income (loss)	$9.8	$(14.9)	$(3.1)	$18.0	$9.8

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statement of Income and Comprehensive Income

For the Six Months Ended June 30, 2012

	Products Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net Sales	$459.6	$49.0	$276.2	$(97.0)	$687.8
Cost of sales	207.6	22.5	107.0	(97.0)	240.1

Gross profit	252.0	26.5	169.2	-	447.7
Selling, general and administrative expenses	203.1	22.0	124.6	-	349.7

Operating income	48.9	4.5	44.6	-	98.0

Other expenses (income):
Intercompany interest, net	0.5	(0.4)	3.0	-	3.1
Interest expense	39.3	0.1	0.2	-	39.6
Amortization of debt issuance costs	1.7	-	-	-	1.7
Foreign currency losses, net	0.1	0.2	1.8	-	2.1
Miscellaneous, net	(33.1)	(6.2)	39.6	-	0.3

Other expenses (income), net	8.5	(6.3)	44.6	-	46.8

Income from continuing operations before income taxes	40.4	10.8	-	-	51.2
Provision for income taxes	15.5	2.8	2.8	-	21.1

Income (loss) from continuing operations	24.9	8.0	(2.8)	-	30.1

Income from discontinued operations, net of taxes	0.4	-	-	-	0.4
Equity in income (loss) of subsidiaries	5.2	(0.5)	-	(4.7)	-

Net income (loss)	$30.5	$7.5	$(2.8)	$(4.7)	$30.5

Other comprehensive income (loss)	7.9	5.5	5.3	(10.8)	7.9

Total comprehensive income (loss)	$38.4	$13.0	$2.5	$(15.5)	$38.4

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statement of Income and Comprehensive Income

For the Six Months Ended June 30, 2011

	Products Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net Sales	$447.0	$43.7	$280.7	$(87.0)	$684.4
Cost of sales	196.7	19.9	105.6	(87.0)	235.2

Gross profit	250.3	23.8	175.1	-	449.2
Selling, general and administrative expenses	203.9	19.6	128.9	-	352.4

Operating income	46.4	4.2	46.2	-	96.8

Other expenses (income):
Intercompany interest, net	(0.1)	(0.5)	3.7	-	3.1
Interest expense	44.0	0.1	0.2	-	44.3
Amortization of debt issuance costs	2.1	-	-	-	2.1
Loss on early extinguishment of debt, net	11.3	-	-	-	11.3
Foreign currency (gains) losses, net	(1.2)	0.4	4.1	-	3.3
Miscellaneous, net	(34.6)	7.2	28.4	-	1.0

Other expenses, net	21.5	7.2	36.4	-	65.1

Income (loss) from continuing operations before income taxes	24.9	(3.0)	9.8	-	31.7
Provision for income taxes	4.1	2.4	6.0	-	12.5

Income (loss) from continuing operations	20.8	(5.4)	3.8	-	19.2

Income from discontinued operations, net of taxes	0.6	-	-	-	0.6
Equity in (loss) income of subsidiaries	(1.6)	(1.1)	-	2.7	-

Net income (loss)	$19.8	$(6.5)	$3.8	$2.7	$19.8

Other comprehensive income (loss)	2.0	0.2	(0.6)	0.4	2.0

Total comprehensive income (loss)	$21.8	$(6.3)	$3.2	$3.1	$21.8

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statement of Cash Flow

For the Six Months Ended June 30, 2012

	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(10.0)	$(2.3)	$(9.4)	$-	$(21.7)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7.8)	(0.2)	(0.9)	-	(8.9)
Proceeds from the sale of certain assets	-	-	0.1	-	0.1

Net cash used in investing activities	(7.8)	(0.2)	(0.8)	-	(8.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings and overdraft	9.9	2.4	0.5	-	12.8
Repayments under the 2011 Term Loan Facility	(4.0)	-	-	-	(4.0)
Payment of financing costs	(0.1)	-	-	-	(0.1)
Other financing activities	-	-	(0.2)	-	(0.2)

Net cash provided by financing activities	5.8	2.4	0.3	-	8.5

Effect of exchange rate changes on cash and cash equivalents	-	-	0.1	-	0.1

Net decrease in cash and cash equivalents	(12.0)	(0.1)	(9.8)	-	(21.9)
Cash and cash equivalents at beginning of period	57.7	0.1	43.9	-	101.7

Cash and cash equivalents at end of period	$45.7	$-	$34.1	$-	$79.8

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statement of Cash Flow

For the Six Months Ended June 30, 2011

	Products Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(21.2)	$35.8	$(11.3)	$-	$3.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4.8)	(0.1)	(1.0)	-	(5.9)
Acquisition	-	(39.0)	-		(39.0)
Proceeds from sales of certain assets	0.1	-	-	-	0.1

Net cash used in investing activities	(4.7)	(39.1)	(1.0)	-	(44.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(1.7)	4.1	1.2	-	3.6
Borrowings under the 2011 Revolving Credit Facility	10.0	-	-		10.0
Repayments under the 2010 Term Loan Facility	(794.0)	-	-	-	(794.0)
Borrowings under the 2011 Term Loan Facility	796.0	-	-	-	796.0
Payment of financing costs	(3.9)	-	-	-	(3.9)
Other financing activities	(0.3)	-	(0.4)	-	(0.7)

Net cash provided by financing activities	6.1	4.1	0.8	-	11.0

Effect of exchange rate changes on cash and cash equivalents	-	-	(1.3)	-	(1.3)

Net (decrease) increase in cash and cash equivalents	(19.8)	0.8	(12.8)	-	(31.8)
Cash and cash equivalents at beginning of period	20.5	0.1	56.1	-	76.7

Cash and cash equivalents at end of period	$0.7	$0.9	$43.3	$-	$44.9

13. SUBSEQUENT EVENT

On July 2, 2012, the Company acquired certain assets of Bari Cosmetics, Ltd., including trademarks and other intellectual property related to Pure Ice nail enamel and Bon Bons cosmetics brands (the “Pure Ice Acquisition”) for a cash purchase price of $66.2 million. The cash payment of $66.2 million was comprised of $45.0 million cash on hand and $21.2 million drawn under Products Corporation’s 2011 Revolving Credit Facility. The results of operations related to the Pure Ice Acquisition will be included in the Company’s consolidated financial statements commencing on the date of the acquisition. Pro forma results of operations have not been presented, as the impact on the Company’s consolidated financial results is not material. The Company will account for the Pure Ice Acquisition as a business combination during the third quarter of 2012.

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

The Company was founded by Charles Revson, who revolutionized the cosmetics industry by introducing nail enamels matched to lipsticks in fashion colors 80 years ago. Today, the Company has leading market positions in a number of its principal product categories in the U.S. mass retail channel, including color cosmetics (face, lip, eye and nail categories), women’s hair color and beauty tools. The Company also has leading market positions in several product categories in certain foreign countries, including Australia, Canada and South Africa.

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

Overview of Net Sales and Earnings Results

Consolidated net sales in the second quarter of 2012 were $357.1 million, an increase of $5.9 million, or 1.7%, compared to $351.2 million in the second quarter of 2011. Excluding the unfavorable impact of foreign currency fluctuations of $9.0 million, consolidated net sales increased by $14.9 million, or 4.2%, in the second quarter of 2012, driven by higher net sales in the Company’s U.S., Latin America and Canada regions, partially offset by lower net sales in the Company’s Europe, Middle East and Africa and Asia Pacific regions.

Consolidated net sales in the first six months of 2012 were $687.8 million, an increase of $3.4 million, or 0.5%, compared to $684.4 million in the first six months of 2011. Excluding the unfavorable impact of foreign currency fluctuations of $13.0 million, consolidated net sales increased by $16.4 million, or 2.4%, in the first six months of 2012, driven by higher net sales in the Company’s U.S., Latin America and Canada regions, partially offset by lower net sales in the Company’s Europe, Middle East and Africa and Asia Pacific regions.

Consolidated net income in the second quarter of 2012 was $20.5 million, compared to $7.8 million in the second quarter of 2011. The increase in consolidated net income in the second quarter of 2012, compared to the second quarter of 2011, was primarily due to:

—	a $11.3 million loss on the early extinguishment of debt in the second quarter of 2011 as a result of the 2011 Refinancings (as hereinafter defined); and

—	$3.4 million of higher gross profit due to a $5.9 million increase in consolidated net sales, partially offset by a $2.5 million increase in cost of sales in the second quarter of 2012.

Consolidated net income in the first six months of 2012 was $30.5 million, compared to $19.8 million in the first six months of 2011. The increase in consolidated net income in the first six months of 2012, compared to the first six months of 2011, was primarily due to:

—	a $11.3 million loss on the early extinguishment of debt in the second quarter of 2011 as a result of the 2011 Refinancings; and

—	a $4.7 million decrease in interest expense in the first six months of 2012, primarily driven by lower weighted average borrowing rates as a result of the 2011 Term Loan Facility Refinancing;

with the foregoing partially offset by:

—

$8.6 million of higher provision for income taxes in the first six months of 2012, primarily attributable to increased pre-tax income and certain favorable discrete items that benefited the first six months of 2011 that did not recur in 2012, partially offset by the favorable resolution of tax matters in a foreign jurisdiction during the first six months of 2012.

These current and prior period items are discussed in more detail below.

Fire at Revlon Venezuela Facility

On June 5, 2011, the Company’s facility in Venezuela was destroyed by fire. For the years ended December 31, 2011 and 2010, the Company’s subsidiary in Venezuela (“Revlon Venezuela”) had net sales of approximately 2% and 3%, respectively, of the Company’s consolidated net sales. At December 31, 2011 and 2010, total assets of Revlon Venezuela were approximately 2% and 3%, respectively, of the Company’s total assets. Prior to the fire, approximately 50% of Revlon Venezuela’s net sales were comprised of products imported from the Company’s Oxford, North Carolina facility and approximately 50% were comprised of products locally manufactured at the Revlon Venezuela facility. Revlon Venezuela did not have any net sales from the date of the fire until August 12, 2011. The Company’s net sales in Venezuela since August 12, 2011

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(all tabular amounts in millions)

have been primarily comprised of products imported from the Company’s Oxford, North Carolina facility. In the first quarter of 2012, Revlon Venezuela also began importing certain products from third party manufacturers outside of Venezuela, which were locally manufactured at the Revlon Venezuela facility prior to the fire.

The Company maintains comprehensive property insurance, as well as business interruption insurance. Business interruption insurance is intended to reimburse for lost profits and other costs incurred, which are attributable to the loss, during the loss period, subject to the terms and conditions of the applicable policies.

For the second quarter and first six months of 2012, the Company incurred business interruption losses of nil and $1.1 million, respectively, related to the fire. The business interruption losses incurred through June 30, 2012 include estimated profits lost as a result of the interruption of Revlon Venezuela’s business and costs incurred directly related to the fire. The business interruption losses incurred through June 30, 2012 are not indicative of future business interruption losses for insurance purposes or future expected profits for Revlon Venezuela. In the second quarter of 2011, the Company recorded a $4.9 million impairment loss related to Revlon Venezuela’s net book value of inventory, property, plant and equipment destroyed by the fire.

During the first quarter of 2012, the Company received an interim advance of $3.0 million from its insurance carrier in connection with the fire, for total cumulative receipts of $22.7 million received through June 30, 2012. During the first six months of 2012, the Company recognized $1.1 million of income from insurance recoveries, which entirely offset the business interruption losses noted above. During the second quarter of 2011, the Company recognized $4.9 million of income from insurance recoveries, which entirely offset the impairment loss noted above. The income from insurance recoveries is included within selling, general and administrative expenses in the Company’s Statements of Income and Comprehensive Income for the six months ended June 30, 2012 and three and six months ended June 30, 2011. The Company recorded deferred income related to the insurance proceeds received, but not yet recognized, of $7.0 million and $5.1 million as of June 30, 2012 and December 31, 2011, respectively, which is included in accrued expenses and other in the Company’s Consolidated Balance Sheets.

An assessment of the extent of damage resulting from the fire and the impact on Revlon Venezuela’s business is ongoing, and therefore the final amount and timing of the ultimate insurance recovery is currently unknown.

Results of Operations

In the tables, all amounts are in millions and numbers in parentheses ( ) denote unfavorable variances.

Net sales:

Second quarter results:

Consolidated net sales in the second quarter of 2012 were $357.1 million, an increase of $5.9 million, or 1.7%, compared to $351.2 million in the second quarter of 2011. Excluding the unfavorable impact of foreign currency fluctuations of $9.0 million, consolidated net sales increased by $14.9 million, or 4.2%, in the second quarter of 2012, primarily driven by higher net sales of Revlon and Almay color cosmetics and Revlon ColorSilk hair color, partially offset by lower net sales of fragrances.

Year-to-date results:

Consolidated net sales in the first six months of 2012 were $687.8 million, an increase of $3.4 million, or 0.5%, compared to $684.4 million in the first six months of 2011. Excluding the unfavorable impact of foreign currency fluctuations of $13.0 million, consolidated net sales increased by $16.4 million, or 2.4%, in the first six months of 2012, primarily driven by higher net sales of Revlon color cosmetics and Revlon ColorSilk hair color, as well as the inclusion of the net sales of SinfulColors for a full six months in 2012, partially offset by lower net sales of fragrances.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(all tabular amounts in millions)

	Three Months Ended June 30,		Change		XFX Change (a)
	2012	2011	$	%	$	%
United States	$203.9	$194.9	$9.0	4.6%	$9.0	4.6%
Asia Pacific	55.8	58.5	(2.7)	(4.6)	(1.7)	(2.9)
Europe, Middle East and Africa	44.4	52.0	(7.6)	(14.6)	(1.8)	(3.5)
Latin America	32.3	26.3	6.0	22.8	7.3	27.8
Canada	20.7	19.5	1.2	6.2	2.1	10.8

Total Net Sales	$357.1	$351.2	$5.9	1.7%	$14.9	4.2%

	Six Months Ended June 30,		Change		XFX Change (a)
	2012	2011	$	%	$	%
United States	$388.6	$381.1	$7.5	2.0%	$7.5	2.0%
Asia Pacific	111.9	111.6	0.3	0.3	(0.5)	(0.4)
Europe, Middle East and Africa	90.2	101.7	(11.5)	(11.3)	(2.6)	(2.6)
Latin America	58.6	53.3	5.3	9.9	9.0	16.9
Canada	38.5	36.7	1.8	4.9	3.0	8.2

Total Net Sales	$687.8	$684.4	$3.4	0.5%	$16.4	2.4%

(a)	XFX excludes the impact of foreign currency fluctuations.

United States

Second quarter results:

In the U.S., net sales in the second quarter of 2012 increased $9.0 million, or 4.6%, to $203.9 million, compared to $194.9 million in the second quarter of 2011, primarily driven by higher net sales of Revlon color cosmetics.

Year-to-date results:

In the U.S., net sales in the first six months of 2012 increased $7.5 million, or 2.0%, to $388.6 million, compared to $381.1 million in the first six months of 2011, primarily driven by higher net sales of Revlon color cosmetics and Revlon ColorSilk hair color, as well as the inclusion of the net sales of SinfulColors for a full six months in 2012, partially offset by lower net sales of Almay color cosmetics.

Asia Pacific

Second quarter results:

In Asia Pacific, net sales in the second quarter of 2012 decreased 4.6% to $55.8 million, compared to $58.5 million in the second quarter of 2011. Excluding the unfavorable impact of foreign currency fluctuations, net sales decreased $1.7 million, or 2.9%, primarily driven by lower net sales of Revlon color cosmetics. From a country perspective, net sales decreased in China, Hong Kong and Australia (which together contributed 5.3 percentage points to the decrease in the region’s net sales in the second quarter of 2012, as compared to the second quarter of 2011), partially offset by an increase in net sales in certain distributor territories (which offset by 2.9 percentage points the decrease in the region’s net sales in the second quarter of 2012, as compared to the second quarter of 2011).

Year-to-date results:

In Asia Pacific, net sales in the first six months of 2012 remained essentially unchanged at $111.9 million compared to $111.6 million in the first six months of 2011. Excluding the favorable impact of foreign currency fluctuations, net sales also remained essentially unchanged. From a country perspective, net sales decreased in China, Taiwan and Hong Kong (which together contributed 2.9 percentage points to the decrease in the region’s net sales in the first six months of 2012, as compared to the first six months of 2011), partially offset by an increase in net sales in certain distributor territories (which offset by 2.7 percentage points the decrease in the region’s net sales in the first six months of 2012, as compared to the first six months of 2011).

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(all tabular amounts in millions)

Europe, Middle East and Africa

Second quarter results:

In Europe, the Middle East and Africa, net sales in the second quarter of 2012 decreased 14.6% to $44.4 million, compared to $52.0 million in the second quarter of 2011. Excluding the unfavorable impact of foreign currency fluctuations, net sales decreased $1.8 million, or 3.5%, primarily driven by lower net sales of fragrances. From a country perspective, net sales decreased in certain distributor territories and Italy (which together contributed 4.0 percentage points to the decrease in the region’s net sales in the second quarter of 2012, as compared to the second quarter of 2011), partially offset by an increase in net sales in South Africa (which offset by 1.3 percentage points the decrease in the region’s net sales in the second quarter of 2012, as compared to the second quarter of 2011).

Year-to-date results:

In Europe, the Middle East and Africa, net sales in the first six months of 2012 decreased 11.3% to $90.2 million, compared to $101.7 million in the first six months of 2011. Excluding the unfavorable impact of foreign currency fluctuations, net sales decreased $2.6 million, or 2.6%, primarily driven by lower net sales of fragrances. From a country perspective, net sales decreased in certain distributor territories and Italy (which together contributed 3.0 percentage points to the decrease in the region’s net sales in the first six months of 2012, as compared to the first six months of 2011), partially offset by an increase in net sales in South Africa (which offset by 0.9 percentage points the decrease in the region’s net sales in the first six months of 2012, as compared to the first six months of 2011).

Latin America

Second quarter results:

In Latin America, net sales in the second quarter of 2012 increased 22.8% to $32.3 million, compared to $26.3 million in the second quarter of 2011. Excluding the unfavorable impact of foreign currency fluctuations, net sales increased $7.3 million, or 27.8%, primarily driven by higher net sales of Revlon and Almay color cosmetics and Revlon ColorSilk hair color. From a country perspective, net sales increased throughout the region. Venezuela’s increase in net sales in the second quarter of 2012 was primarily due to the absence of sales in June 2011 as a result of the June 2011 fire which destroyed Revlon Venezuela’s facility. Net sales in Argentina and Venezuela also benefited from higher selling prices given market conditions and inflation, which accounted for approximately 30% of the $7.3 million increase in net sales in the region.

Year-to-date results:

In Latin America, net sales in the first six months of 2012 increased 9.9% to $58.6 million, compared to $53.3 million in the first six months of 2011. Excluding the unfavorable impact of foreign currency fluctuations, net sales increased $9.0 million, or 16.9%, primarily driven by higher net sales of Revlon color cosmetics and Revlon ColorSilk hair color. From a country perspective, net sales increased throughout the region. Net sales in Argentina and Venezuela benefited from higher selling prices given market conditions and inflation, which accounted for approximately half of the $9.0 million increase in net sales in the region. On a year-to-date basis, the impact on net sales as a result of the June 2011 fire which destroyed Revlon Venezuela’s facility was minimal.

Canada

Second quarter results:

In Canada, net sales in the second quarter of 2012 increased 6.2% to $20.7 million, compared to $19.5 million in the second quarter of 2011. Excluding the unfavorable impact of foreign currency fluctuations, net sales increased $2.1 million, or 10.8%, primarily driven by higher net sales of Revlon and Almay color cosmetics.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(all tabular amounts in millions)

Year-to-date results:

In Canada, net sales in the first six months of 2012 increased 4.9% to $38.5 million, compared to $36.7 million in the first six months of 2011. Excluding the unfavorable impact of foreign currency fluctuations, net sales increased $3.0 million, or 8.2%, primarily driven by higher net sales of Revlon and Almay color cosmetics.

Gross profit:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Gross profit	$232.7	$229.3	$3.4	$447.7	$449.2	$(1.5)
Percentage of net sales	65.2%	65.3%		65.1%	65.6%

The 0.1 percentage point decrease in gross profit as a percentage of net sales in the second quarter of 2012, compared to the second quarter of 2011, was primarily due to:

—	the impact of product mix, which reduced gross profit as a percentage of net sales by 0.8 percentage points;

with the foregoing partially offset by:

—	lower manufacturing and freight costs, which increased gross profit as a percentage of net sales by 0.3 percentage points; and

—	lower allowances, which increased gross profit as a percentage of net sales by 0.2 percentage points.

The 0.5 percentage point decrease in gross profit as a percentage of net sales in the first six months of 2012, compared to the first six months of 2011, was primarily due to:

—	the impact of product mix, which reduced gross profit as a percentage of net sales by 0.9 percentage points;

with the foregoing partially offset by:

—	lower freight costs, which increased gross profit as a percentage of net sales by 0.1 percentage points; and

—	lower allowances, which increased gross profit as a percentage of net sales by 0.1 percentage points.

SG&A expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
SG&A expenses	$180.4	$179.3	$(1.1)	$349.7	$352.4	$2.7

SG&A expenses increased $1.1 million in the second quarter of 2012, as compared to the second quarter of 2011, primarily driven by:

—

$8.6 million of higher general and administrative expenses, principally due to higher incentive compensation expense primarily due to the timing, within 2012, of expense recognized in the second quarter of 2012 as compared to the second quarter of 2011;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(all tabular amounts in millions)

with the foregoing partially offset by:

—	$4.0 million of favorable impact of foreign currency fluctuations.

SG&A expenses decreased $2.7 million in the first six months of 2012, as compared to the first six months of 2011, primarily driven by:

—	$8.2 million of lower advertising expenses primarily due to the timing of advertising campaigns in 2012 compared to 2011; and

—	$5.4 million of favorable impact of foreign currency fluctuations;

with the foregoing partially offset by:

—   $10.9 million of higher general and administrative expenses, principally due to higher incentive compensation expense primarily due to the timing, within 2012, of expense recognized in the first six months of 2012 as compared to the first six months of 2011 and higher insurance expense.

Interest expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Interest expense	$21.1	$23.3	$2.2	$42.7	$47.4	$4.7

The $2.2 million decrease in interest expense in the second quarter of 2012, as compared to the second quarter of 2011, was primarily due to lower weighted average borrowing rates as a result of the 2011 Term Loan Facility Refinancing.

The $4.7 million decrease in interest expense in the first six months of 2012, as compared to the first six months of 2011, was primarily due to lower weighted average borrowing rates as a result of the 2011 Term Loan Facility Refinancing.

Loss on early extinguishment of debt, net:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Loss on early extinguishment of debt, net	$-	$11.3	$11.3	$-	$11.3	$11.3

During the second quarter of 2011, Products Corporation consummated the refinancing of its term loan facility and revolving credit facility (together referred to as the “2011 Refinancings”), reducing interest rates and extending maturities, consisting of the following transactions:

—

In May 2011, Products Corporation consummated a refinancing of its term loan facility (the “2011 Term Loan Facility Refinancing”), which was scheduled to mature on March 11, 2015 and had $794.0 million aggregate principal amount outstanding at December 31, 2010 (the “2010 Term Loan Facility”), with a 6.5-year, $800.0 million term loan facility due November 19, 2017 (the “2011 Term Loan Facility’) under a third amended and restated term loan agreement dated May 19, 2011 (the “2011 Term Loan Agreement”) and

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(all tabular amounts in millions)

—

In June 2011, Products Corporation consummated a refinancing of its revolving credit facility, which was scheduled to mature on March 11, 2014 and had nil outstanding borrowings at December 31, 2010, with a 5-year, $140.0 million asset-based, multi-currency revolving credit facility due June 16, 2016 (the “2011 Revolving Credit Facility”) under a third amended and restated revolving credit agreement dated June 16, 2011 (the “2011 Revolving Credit Agreement” and together with the 2011 Term Loan Agreement, the “2011 Credit Agreements”).

As a result of the 2011 Refinancings, the Company recognized a loss on the early extinguishment of debt of $11.3 million in the second quarter and first six months of 2011, due to $1.9 million of fees which were expensed as incurred in connection with the 2011 Refinancings, as well as the write-off of $9.4 million of unamortized debt discount and deferred financing fees as a result of such refinancings.

Foreign currency losses, net:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Foreign currency losses, net	$0.4	$3.0	$2.6	$2.1	$3.3	$1.2

Foreign currency losses of $0.4 million in the second quarter of 2012, as compared to foreign currency losses of $3.0 million in the second quarter of 2011, were primarily driven by:

—

a foreign currency loss of $1.7 million recorded as a result of the required re-measurement of Revlon Venezuela’s balance sheet at June 30, 2011. Prior to the second quarter of 2011, the Company utilized Venezuela’s official exchange rate to translate Revlon Venezuela’s financial statements. The Company began using the SITME (as hereinafter defined) rate to translate the financial statements of Revlon Venezuela as of, and for the three months ended June 30, 2011. See “Financial Condition, Liquidity, and Capital Resources – Impact of Foreign Currency Translation in Venezuela” in this Form 10-Q for further discussion. As Venezuela was designated as a highly inflationary economy effective January 1, 2010, this foreign currency loss was reflected in earnings; and

—

foreign currency gains for the second quarter of 2012 compared to foreign currency losses for the second quarter of 2011 related to the Company’s foreign currency forward exchange contracts (“FX Contracts”);

with the foregoing partially offset by:

—

the unfavorable impact of the revaluation of certain U.S. Dollar denominated intercompany payables from the Company’s foreign subsidiaries during the second quarter of 2012 compared to the second quarter of 2011.

Foreign currency losses of $2.1 million in the first six months of 2012, as compared to foreign currency losses of $3.3 million in the first six months of 2011, were primarily driven by:

—

a foreign currency loss of $1.7 million recorded in the first six months of 2011 as a result of the required re-measurement of Revlon Venezuela’s balance sheet at June 30, 2011, as discussed above; and

—	lower foreign currency losses related to the Company’s FX Contracts for the first six months of 2012 compared to the first six months of 2011;

with the foregoing partially offset by:

—

the unfavorable impact of the revaluation of certain U.S. Dollar denominated intercompany payables from the Company’s foreign subsidiaries during the first six months of 2012 compared to the first six months of 2011.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(all tabular amounts in millions)

Provision for income taxes:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Provision for income taxes	$9.7	$3.9	$(5.8)	$21.1	$12.5	$(8.6)

The $5.8 million increase in the provision for income taxes in the second quarter of 2012 as compared to the second quarter of 2011 was primarily attributable to increased pre-tax income, partially offset by the favorable resolution of tax matters in a foreign jurisdiction.

The effective tax rate for the three months ended June 30, 2012 is lower than the federal statutory rate of 35% due principally to the favorable resolution of tax matters in a foreign jurisdiction, partially offset by foreign and U.S. tax effects attributable to operations outside the U.S., including pre-tax losses in a number of jurisdictions outside the U.S. for which there is no tax benefit recognized in the period and foreign dividends and earnings taxable in the U.S.

The $8.6 million increase in the provision for income taxes in the first six months of 2012 as compared to the first six months of 2011 was primarily attributable to increased pre-tax income and certain favorable discrete items that benefited the first six months of 2011 that did not recur in 2012, partially offset by the favorable resolution of tax matters in a foreign jurisdiction.

The effective tax rate for the six months ended June 30, 2012 is higher than the federal statutory rate of 35% due principally to foreign and U.S. tax effects attributable to operations outside the U.S., including pre-tax losses in a number of jurisdictions outside the U.S. for which there is no tax benefit recognized in the period and foreign dividends and earnings taxable in the U.S., partially offset by the favorable resolution of tax matters in a foreign jurisdiction.

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

Financial Condition, Liquidity and Capital Resources

At June 30, 2012, the Company had a liquidity position of $194.1 million, consisting of cash and cash equivalents (net of any outstanding checks) of $68.6 million, as well as $125.5 million in available borrowings under the 2011 Revolving Credit Facility, based upon the borrowing base less $10.3 million of undrawn outstanding letters of credit and nil then drawn under the 2011 Revolving Credit Facility. (See also Note 13, “Subsequent Events” to the Consolidated Financial Statements).

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(all tabular amounts in millions)

Cash Flows

At June 30, 2012, the Company had cash and cash equivalents of $79.8 million, compared with $101.7 million at December 31, 2011. The following table summarizes the Company’s cash flows from operating, investing and financing activities for the six months ended June 30, 2012 and June 30, 2011:

	Six Months Ended June 30,
	2012	2011
Net cash (used in) provided by operating activities	$(21.7)	$3.3
Net cash used in investing activities	(8.8)	(44.8)
Net cash provided by financing activities	8.5	11.0
Effect of exchange rate changes on cash and cash equivalents	0.1	(1.3)

Operating Activities

Net cash used in operating activities in the first six months of 2012 was $21.7 million, as compared to net cash provided by operating activities of $3.3 million in the first six months of 2011. As compared to the first six months of 2011, cash used in operating activities in the first six months of 2012 was impacted by unfavorable changes in assets and liabilities primarily due to the renewal and partial pre-payment of certain of the Company’s multi-year insurance programs and other unfavorable changes in working capital, which were partially offset by lower cash interest paid.

Investing Activities

Net cash used in investing activities was $8.8 million and $44.8 million for the first six months of 2012 and 2011, respectively. Net cash used in investing activities for the first six months of 2012 included $8.9 million of cash used for capital expenditures. Net cash used in investing activities for the first six months of 2011 included a cash payment of $39.0 million for the SinfulColors Acquisition (as hereinafter defined) and $5.9 million of cash used for capital expenditures. In March 2011, the Company acquired certain assets, including trademarks and other intellectual property, inventory, certain receivables and manufacturing equipment, related to SinfulColors cosmetics, Wild and Crazy cosmetics, freshMinerals cosmetics and freshcover cosmetics, which products are sold principally in the U.S. mass retail channel (the “SinfulColors Acquisition”).

Financing Activities

Net cash provided by financing activities was $8.5 million and $11.0 million for the first six months of 2012 and 2011, respectively.

Net cash provided by financing activities for the first six months of 2012 included:

—	a $12.8 million increase in short term borrowings and overdraft;

with the foregoing partially offset by:

—	an aggregate $4.0 million of scheduled amortization payments on the 2011 Term Loan Facility.

Net cash provided by financing activities for the first six months of 2011 included:

—

cash provided by Products Corporation’s issuance of the $800.0 million aggregate principal amount of the 2011 Term Loan Facility, or $796.0 million, net of discounts, and net borrowings of $10.0 million under the 2011 Revolving Credit Facility, partially offset by cash used for the repayment of $794.0 million remaining aggregate principal amount of Products Corporation’s 2010 Term Loan Facility;

with the foregoing partially offset by:

—	payment of $3.9 million of the $4.3 million of fees incurred in connection with the 2011 Refinancings.

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

2011 Credit Agreements

For detail regarding the 2011 Credit Agreements, see Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2011 Form 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources – 2011 Refinancings” in the Company’s 2011 Form 10-K.

Products Corporation was in compliance with all applicable covenants under the 2011 Credit Agreements as of June 30, 2012 and as of December 31, 2011. At June 30, 2012, the aggregate principal amount outstanding under the 2011 Term Loan Facility was $792 million and availability under the 2011 Revolving Credit Facility, based upon the calculated borrowing base less $10.3 million of outstanding undrawn letters of credit and nil then drawn on the 2011 Revolving Credit Facility was $125.5 million. (See also Note 13, “Subsequent Events” to the Consolidated Financial Statements).

9 3/4% Senior Secured Notes due 2015

For detail regarding the 9 3/4% Senior Secured Notes, due November 2015, see Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2011 Form 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources - 9 3/4% Senior Secured Notes due 2015” in the Company’s 2011 Form 10-K.

Products Corporation was in compliance with all applicable covenants under its 9 3/4% Senior Secured Notes indenture as of June 30, 2012.

Senior Subordinated Term Loan

Products Corporation is party to the Senior Subordinated Term Loan Agreement with MacAndrews & Forbes, consisting of (i) the $58.4 million principal amount of the of the $107.0 million aggregate principal amount of the Senior Subordinated Term Loan (the “Non-Contributed Loan”) which, at December 31, 2011, remained owing from Products Corporation to MacAndrews & Forbes, and which matures on October 8, 2014, and (ii) the $48.6 million of the $107.0 million aggregate principal amount of the Senior Subordinated Term Loan that MacAndrews & Forbes contributed to Revlon, Inc. in connection with the October 2009 consummation of Revlon, Inc.’s exchange offer (the “Contributed Loan”), which remains due from Products Corporation to Revlon, Inc. and which matures on October 8, 2013.

On April 30, 2012, MacAndrews & Forbes exercised its right to assign its interest in the Non-Contributed Loan. In connection with such assignment, Products Corporation entered into an Amended and Restated Senior Subordinated Term Loan Agreement with MacAndrews & Forbes (the “Amended and Restated Senior Subordinated Term Loan Agreement”), and a related Administrative Letter was entered into with Citibank, N.A. and MacAndrews & Forbes, to among other things:

—

modify the interest rate on the Non-Contributed Loan from its prior 12% fixed rate to a floating rate of LIBOR plus 7%, with a 1.5% LIBOR floor, resulting in an interest rate of approximately 8.5% per annum (or a 3.5% reduction) upon the effectiveness of the Amended and Restated Senior Subordinated Term Loan Agreement. Interest under the Amended and Restated Senior Subordinated Term Loan Agreement is payable quarterly in arrears in cash;

—

insert prepayment premiums such that Products Corporation may optionally prepay the Non-Contributed Loan (i) through October 31, 2013 with a prepayment premium based on a formula designed to provide the assignees of the Non-Contributed Loan with the present value, using a discount rate of 75 basis points over U.S. Treasuries, of the principal, premium and interest that would have accrued on the Non-Contributed Loan from any such prepayment date through October 31, 2013

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(all tabular amounts in millions)

(provided that, pursuant to the loan’s terms (both before and after giving effect to these amendments), no portion of the principal amount of the Non-Contributed Loan may be repaid prior to its October 8, 2014 maturity date unless and until all shares of Revlon, Inc.’s Series A Preferred Stock have been or are being concurrently redeemed and all payments due thereon are paid in full or are concurrently being paid in full), (ii) from November 1, 2013 through April 30, 2014 with a 2% prepayment premium on the aggregate principal amount of the Non-Contributed Loan being prepaid, and (iii) from May 1, 2014 through maturity on October 8, 2014 with no prepayment premium; and

—	designate Citibank, N.A. as the administrative agent for the Non-Contributed Loan.

Concurrently with the effectiveness of the Amended and Restated Senior Subordinated Term Loan Agreement, MacAndrews & Forbes assigned its entire interest in the Non-Contributed Loan to several third parties.

Impact of Foreign Currency Translation – Venezuela

During the second quarter and first six months of 2012 and 2011, Revlon Venezuela had net sales of approximately 2% of the Company’s consolidated net sales. At June 30, 2012 and December 31, 2011, total assets in Revlon Venezuela were approximately 2% of the Company’s total assets.

Highly-Inflationary Economy: Effective January 1, 2010, Venezuela was designated as a highly inflationary economy under U.S. GAAP. As a result, beginning January 1, 2010, the U.S. dollar is the functional currency for Revlon Venezuela. Through December 31, 2009, prior to Venezuela being designated as highly inflationary, currency translation adjustments of Revlon Venezuela’s balance sheet were reflected in stockholder’s deficiency as part of Other Comprehensive Income; however, subsequent to January 1, 2010, such adjustments are reflected in earnings.

Currency Restrictions: Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted Revlon Venezuela’s ability to obtain U.S. dollars in exchange for Bolivars at the official foreign exchange rates from the Venezuelan government and its foreign exchange commission, the Comisión de Administracion de Divisas (“CADIVI”). In May 2010, the Venezuelan government took control over the previously freely-traded foreign currency exchange market and in June 2010, replaced it with a new foreign currency exchange system, the Sistema de Transacciones en Moneda Extranjera (“SITME”). SITME provides a mechanism to exchange Bolivars into U.S. dollars. However, U.S. dollars accessed through SITME can only be used for product purchases and related services, such as freight, and are not available for other transactions, such as the payment of dividends. Also, SITME can only be accessed for amounts of up to $50,000 per day, subject to a monthly maximum of $350,000 per legal entity, and is generally only available to the extent the applicant has not exchanged and received U.S. dollars from CADIVI within the previous 90 days. In the second quarter of 2011, the Company began using a SITME rate of 5.5 Bolivars per U.S. dollar to translate Revlon Venezuela’s financial statements, as this was the rate at which the Company accessed U.S. dollars in the SITME market during this period (the “SITME Rate”). The Company had previously utilized Venezuela’s official exchange rate of 4.3 Bolivars per U.S. dollar to translate Revlon Venezuela’s financial statements from January 1, 2010 through March 31, 2011. In the second quarter and first six months of 2012, the Company continued using the SITME Rate to translate Revlon Venezuela’s financial statements.

To reflect the impact of the change in exchange rates from Venezuela’s official exchange rate to the SITME Rate, a foreign currency loss of $1.7 million was recorded in the second quarter of 2011. As Venezuela was designated as a highly inflationary economy effective January 1, 2010, this foreign currency loss was reflected in earnings during the second quarter of 2011.

Sources and Uses

The Company’s principal sources of funds are expected to be operating revenues, cash on hand and funds available for borrowing under the 2011 Revolving Credit Facility and other permitted lines of credit. The 2011 Credit Agreements, the indenture governing Products Corporation’s 9 3/4% Senior Secured Notes and the Amended and Restated Senior Subordinated Term Loan Agreement contain certain provisions that by their terms limit Products Corporation and its subsidiaries’ ability to, among other things, incur additional debt.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(all tabular amounts in millions)

The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, insurance premiums, purchases of permanent wall displays, capital expenditure requirements, debt service payments and costs, tax payments, pension and post-retirement benefit plan contributions, payments in connection with the Company’s restructuring programs, severance not otherwise included in the Company’s restructuring programs and debt repurchases. The Company’s cash contributions to its pension and post-retirement benefit plans in the first six months of 2012 were $19.4 million. The Company expects cash contributions to its pension and post-retirement benefit plans to be approximately $35 million for all of 2012. The Company’s cash taxes paid in the first six months of 2012 were $9.7 million. The Company expects to pay cash taxes of approximately $20 million for all of 2012. The Company’s purchases of permanent wall displays and capital expenditures in the first six months of 2012 were $24.3 million and $8.9 million, respectively. The Company expects purchases of permanent wall displays and capital expenditures for all of 2012 to be approximately $45 million and $25 million, respectively.

The Company has undertaken, and continues to assess, refine and implement, a number of programs to efficiently manage working capital, including, among other things, programs intended to optimize inventory levels over time; centralized procurement to secure discounts and efficiencies; prudent management of accounts receivable and accounts payable; and controls on general and administrative spending. In the ordinary course of business, the Company’s source or use of cash from operating activities may vary on a quarterly basis as a result of a number of factors, including the timing of working capital flows.

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

Products Corporation enters into foreign currency forward exchange contracts and option contracts from time to time to hedge certain net cash flows denominated in currencies other than the local currencies of the Company’s foreign and domestic operations. The foreign currency forward exchange contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. At June 30, 2012, the notional amount and fair value of FX Contracts outstanding was $44.1 million and $(0.8) million, respectively.

Disclosures about Contractual Obligations and Commercial Commitments

As of June 30, 2012, there were no material changes to the Company’s total contractual cash obligations, as set forth in the contractual obligations and commercial commitments table included in the Company’s 2011 Form 10-K, other than those entered into in connection with the Amended and Restated Senior Subordinated Term Loan Agreement.

The following reflects the impact of the Amended and Restated Senior Subordinated Term Loan Agreement on the Company’s interest on long-term debt:

	Payments Due by Period (dollars in millions)
Contractual Obligations As of June 30, 2012	Total	2012 Q3-Q4	2013-2014	2015-2016	After 2016
Interest on long-term debt (a)	$327.5	$40.8	$148.9	$105.8	$32.0
Interest on long-term debt-affiliates (b)	9.3	3.1	6.2	-	-

(a)

Includes interest at a floating rate of LIBOR plus 7%, with a 1.5% LIBOR floor on the $58.4 million aggregate principal amount outstanding under the Non-Contributed Loan, which has a maturity date of October 8, 2014.

(b)	Includes 12.75% interest on the $48.6 million aggregate principal amount outstanding under the Contributed Loan, which has a maturity date of October 8, 2013.

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company’s policy is to manage market risk through a combination of fixed and floating rate debt. The Company from time to time makes use of derivative financial instruments to adjust its fixed and floating rate ratio. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in Item 7A of the Company’s 2011 Form 10-K (“Item 7A”) describes significant aspects of the Company’s financial instrument programs that have material market risk as of December 31, 2011. The following tables present the information required by Item 7A as of June 30, 2012:

Interest Rate Sensitivity

Expected Maturity Date for the year ended December 31,

(dollars in millions, except for rate information)

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value June 30, 2012
Debt
Short-term variable rate (various currencies)	$8.5						$8.5	$ 8.5
Average interest rate (a)	5.7%
Long-term fixed rate – third party ($US)				$330.0			330.0	353.9
Average interest rate				9.75%
Long-term fixed rate – affiliates ($US)		$48.6 (b)					48.6	49.7
Average interest rate		12.75%
Long-term variable rate – third party ($US)	4.0	8.0	$66.4(c)	8.0	$8.0	$756.0	850.4	842.8
Average interest rate (a)(d)	4.8%	4.8%	8.0%	4.8%	4.8%	4.9%

Total debt	$12.5	$56.6	$66.4	$338.0	$8.0	$756.0	$1,237.5	$1,254.9

(a)	Weighted average variable rates are based upon implied forward rates from the U.S. Dollar LIBOR yield curves at June 30, 2012.
(b)

Represents the $48.6 million of the $107.0 million aggregate principal amount of the Amended and Restated Senior Subordinated Term Loan that MacAndrews & Forbes contributed to Revlon, Inc. in connection with the October 2009 consummation of Revlon, Inc.’s exchange offer (the “Contributed Loan”), which remains due from Products Corporation to Revlon, Inc. and which matures on October 8, 2013.

(c)

Includes the $58.4 million of the $107.0 million aggregate principal amount of the Amended and Restated Senior Subordinated Term Loan that remains owing from Products Corporation to various third parties (the “Non-Contributed Loan”), which loan matures on October 8, 2014 and bears interest at a floating rate of LIBOR plus 7%, with a 1.5% LIBOR floor, which is payable quarterly in arrears in cash.

(d)	The 2011 Term Loan Facility bears interest at the Eurodollar Rate (as defined in the 2011 Term Loan Agreement) plus 3.50% annum (with the Eurodollar Rate not to be less than 1.25%).

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Exchange Rate Sensitivity

Forward Contracts	Average Contractual Rate $/FC	Original US Dollar Notional Amount	Contract Value June 30, 2012	Fair Value June 30, 2012
Sell Canadian Dollars/Buy USD	0.9707	$18.2	$18.0	$(0.2)
Sell Australian Dollars/Buy USD	0.9818	13.3	12.9	(0.4)
Sell South African Rand/Buy USD	0.1188	6.5	6.4	(0.1)
Buy Australian Dollars/Sell New Zealand Dollars	1.2896	5.0	4.9	(0.1)
Sell Hong Kong Dollars/Buy USD	0.1289	0.9	0.9	-
Sell New Zealand Dollars/Buy USD	0.7734	0.2	0.2	-

Total forward contracts		$44.1	$43.3	$(0.8)

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

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the second quarter and first six months of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company’s actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company’s expectations and estimates (whether qualitative or quantitative) as to:

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

(v)

the Company’s expectation that operating revenues, cash on hand and funds available for borrowing under Products Corporation’s 2011 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2012, including the cash requirements referred to in item (vii) below;

(vi)

the Company’s expected principal sources of funds, including operating revenues, cash on hand and funds available for borrowing under Products Corporation’s 2011 Revolving Credit Facility and other permitted lines of credit;

(vii)

the Company’s expected principal uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, insurance premiums, payments in connection with the Company’s purchases of permanent wall displays, capital expenditure requirements, debt service payments and costs, tax payments, pension and post-retirement benefit plan contributions, restructuring programs, severance not otherwise included in the Company’s restructuring programs and debt repurchases (including, without limitation, that the Company may also, from time to time, seek to retire or purchase its outstanding debt obligations in open market purchases, in privately negotiated transactions or otherwise and may seek to refinance some or all of its indebtedness based upon market conditions and that any retirement or purchase of debt may be funded with operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material); and its estimates of the amount and timing of its operating expenses, insurance premiums, debt service payments (including payments required under Products Corporation’s debt instruments), cash contributions to the Company’s pension plans and its other post-retirement benefit plans, net periodic benefit costs for the pension and other post-retirement benefit plans, cash tax payments, purchases of permanent wall displays and capital expenditures;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

(viii)

matters concerning the Company’s market-risk sensitive instruments, as well as the Company’s expectations as to the counterparty’s performance, including that any loss arising from the non-performance by the counterparty would not be material;

(ix)

the Company’s plan to efficiently manage working capital, including, among other things, programs intended to optimize inventory levels over time; centralized procurement to secure discounts and efficiencies; prudent management of accounts receivable and accounts payable; and controls on general and administrative spending; and the Company’s belief that in the ordinary course of business, its source or use of cash from operating activities may vary on a quarterly basis as a result of a number of factors, including the timing of working capital flows;

(x)	the Company’s expectations regarding its future net periodic benefit cost for its U.S. and international defined benefit plans;

(xi)

the Company’s belief that it maintains comprehensive property insurance, as well as business interruption insurance; and the Company’s belief that the business interruption losses incurred through June 30, 2012 are not indicative of future business interruption losses for insurance purposes or future expected profits for Revlon Venezuela; and

(xii)

the Company’s expectation and belief that the increase in the effective tax rate will not affect the Company’s cash taxes paid in 2012 and thereafter until the Company has fully used its tax loss carryforwards and other tax attributes in the U.S. and its expectation that its tax provision and effective tax rate in any individual quarter will vary and may not be indicative of the Company’s tax provision and effective tax rate for the full year.

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

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

(v)

lower than expected operating revenues, cash on hand and/or funds available under the 2011 Revolving Credit Facility and/or other permitted lines of credit or higher than anticipated operating expenses, such as referred to in clause (vii) below;

(vi)	the unavailability of funds under Products Corporation’s 2011 Revolving Credit Facility or other permitted lines of credit;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

(vii)

higher than expected operating expenses, insurance premiums, sales returns, working capital expenses, permanent wall display costs, capital expenditures, debt service payments, tax payments, cash pension plan contributions, post-retirement benefit plan contributions and/or net periodic benefit costs for the pension and other post-retirement benefit plans;

(viii)

interest rate or foreign exchange rate changes affecting the Company and its market-risk sensitive financial instruments and/or difficulties, delays or the inability of the counterparty to perform such transactions;

(ix)	difficulties, delays or the inability of the Company to efficiently manage working capital;

(x)	lower than expected returns on pension plan assets and/or lower discount rates, which could result in higher than expected cash contributions and/or net periodic benefit costs;

(xi)	less than expected insurance proceeds related to the fire at Revlon Venezuela’s facility, and/or greater than expected lost net sales and/or profits lost as a result of the business interruption; and

(xii)

unexpected significant variances in the Company’s cash taxes paid, tax provision and effective tax rate and/or changes in the Company’s earnings trends, tax position or future taxable income that may impact the amount or timing of the Company’s realization of the benefits of the net deferred tax assets in certain jurisdictions outside of the U.S.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, when evaluating the Company’s business, investors should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in the Company’s 2011 Form 10-K.

Item 6.  Exhibits

10.1

Amended and Restated Senior Subordinated Term Loan Agreement, dated as of April 30, 2012, by and between Products Corporation, as the borrower, and MacAndrews & Forbes, as the initial lender (incorporated by reference to Exhibit 10.1 to Product Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2012).

10.2

Administrative Letter Agreement in connection with the Amended and Restated Senior Subordinated Term Loan Agreement, dated as of April 30, 2012, by and among Products Corporation, as the borrower, MacAndrews & Forbes, as the initial lender and Citibank, N.A., as the administrative agent for the Non-Contributed Loan (incorporated by reference to Exhibit 10.2 to Products Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2012).

*31.1	Certification of Alan T. Ennis, Chief Executive Officer, dated July 31, 2012, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

*31.2	Certification of Steven Berns, Chief Financial Officer, dated July 31, 2012, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1 (furnished herewith)	Certification of Alan T. Ennis, Chief Executive Officer, dated July 31, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (furnished herewith)	Certification of Steven Berns, Chief Financial Officer, dated July 31, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*101.DEF	XBRL Taxonomy Extension Definition Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 31, 2012

REVLON CONSUMER PRODUCTS CORPORATION

Registrant

By: /s/ Steven Berns	By: /s/ Gina M. Mastantuono
Steven Berns	Gina M. Mastantuono
Executive Vice President and	Senior Vice President,
Chief Financial Officer	Corporate Controller and
Chief Accounting Officer