Form 10-Q
period 2012-09-30
REVLON CONSUMER PRODUCTS CORP
filed 2012-10-25
CIK 890547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock was 5,260 shares as of September 30, 2012, all of which were held by one affiliate, Revlon, Inc.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except share and per share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45.2	$101.7
Trade receivables, less allowance for doubtful accounts of $4.3 and $3.2 as of September 30, 2012 and December 31, 2011, respectively	195.7	212.0
Inventories	143.4	111.0
Deferred income taxes – current	49.7	49.6
Prepaid expenses and other	127.7	107.6

Total current assets	561.7	581.9
Property, plant and equipment, net	99.9	98.9
Deferred income taxes – noncurrent	199.3	221.4
Goodwill	217.7	194.7
Other assets	162.2	109.2

Total assets	$1,240.8	$1,206.1

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current liabilities:
Short-term borrowings	$8.3	$5.9
Current portion of long-term debt	8.0	8.0
Accounts payable	101.8	89.0
Accrued expenses and other	255.9	230.0

Total current liabilities	374.0	332.9
Long-term debt	1,160.8	1,107.0
Long-term debt – affiliates	48.6	107.0
Long-term pension and other post-retirement plan liabilities	216.6	245.5
Other long-term liabilities	53.1	55.3

Commitments and contingencies

Stockholder’s deficiency:
RCPC Preferred Stock, par value $1.00 per share; 1,000 shares authorized; 546 shares issued and outstanding as of September 30, 2012 and December 31, 2011	54.6	54.6
Common Stock, par value $1.00 per share; 10,000 shares authorized; 5,260 shares issued and outstanding as of September 30, 2012 and December 31, 2011	—	—
Additional paid-in capital	946.3	945.3
Accumulated deficit	(1,420.1)	(1,440.6)
Accumulated other comprehensive loss	(193.1)	(200.9)

Total stockholder’s deficiency	(612.3)	(641.6)

Total liabilities and stockholder’s deficiency	$1,240.8	$1,206.1

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net sales	$347.0	$337.2	$1,034.8	$1,021.6
Cost of sales	127.0	123.1	367.1	358.3

Gross profit	220.0	214.1	667.7	663.3
Selling, general and administrative expenses	174.7	167.7	524.4	520.1
Restructuring charges	21.0	—	21.0	—

Operating income	24.3	46.4	122.3	143.2

Other expenses, net:
Interest expense	21.4	21.9	64.1	69.3
Amortization of debt issuance costs	0.9	0.8	2.6	2.9
Loss on early extinguishment of debt, net	—	—	—	11.3
Foreign currency (gains) losses, net	(0.1)	(0.9)	2.0	2.4
Miscellaneous, net	0.1	0.2	0.4	1.2

Other expenses, net	22.3	22.0	69.1	87.1

Income from continuing operations before income taxes	2.0	24.4	53.2	56.1
Provision for income taxes	12.0	19.1	33.1	31.6

(Loss) income from continuing operations, net of taxes	(10.0)	5.3	20.1	24.5
Income from discontinued operations, net of taxes	—	—	0.4	0.6

Net (loss) income	$(10.0)	$5.3	$20.5	$25.1

Other comprehensive (loss) income:
Currency translation adjustment, net of tax of $(0.7) and nil for the three months ended September 30, 2012 and 2011, respectively, and $0.7 and nil for the nine months ended September 30, 2012 and 2011, respectively	(1.9)	(8.9)	0.3	(8.7)
Amortization of pension related costs, net of tax of $(0.2) and $(0.5) for the three months ended September 30, 2012 and 2011, respectively, and $(0.7) and $(1.5) for the nine months ended September 30, 2012 and 2011, respectively	1.8	0.9	7.5	2.7

Other comprehensive (loss) income	(0.1)	(8.0)	7.8	(6.0)

Total comprehensive (loss) income	$(10.1)	$(2.7)	$28.3	$19.1

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDER’S DEFICIENCY

(dollars in millions)

	Preferred Stock	Additional Paid-In- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder’s Deficiency

Balance, January 1, 2012	$54.6	$945.3	$(1,440.6)	$(200.9)	$(641.6)
Stock-based compensation amortization		0.3			0.3
Excess tax benefits from stock-based compensation		0.7			0.7
Net income			20.5		20.5
Other comprehensive income(a)				7.8	7.8

Balance, September 30, 2012	$54.6	$946.3	$(1,420.1)	$(193.1)	$(612.3)

(a)

See Note 8, “Accumulated Other Comprehensive Loss,” in this Form 10-Q regarding the changes in the accumulated balances for each component of accumulated other comprehensive loss during the first nine months of 2012.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20.5	$25.1
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of taxes	(0.4)	(0.6)
Depreciation and amortization	48.4	45.3
Amortization of debt discount	1.4	1.8
Stock compensation amortization	0.3	1.7
Provision for deferred income taxes	24.2	16.0
Loss on early extinguishment of debt, net	—	11.3
Amortization of debt issuance costs	2.6	2.9
Loss on sale of certain assets	0.2	—
Pension and other post-retirement expense	4.1	3.9
Change in assets and liabilities:
Decrease in trade receivables	16.5	8.1
Increase in inventories	(32.6)	(29.4)
Increase in prepaid expenses and other current assets	(21.5)	(13.6)
Increase in accounts payable	2.2	4.6
Increase in accrued expenses and other current liabilities	27.6	3.6
Pension and other post-retirement plan contributions	(26.8)	(28.7)
Purchases of permanent displays	(31.2)	(28.2)
Other, net	(17.6)	(3.6)

Net cash provided by operating activities	17.9	20.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14.8)	(9.6)
Business acquisition	(66.2)	(39.0)
Proceeds from the sale of certain assets	0.6	0.2

Net cash used in investing activities	(80.4)	(48.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings and overdraft	12.5	10.0
Repayments under the 2010 Term Loan Facility	—	(794.0)
Borrowings under the 2011 Term Loan Facility	—	796.0
Repayments under the 2011 Term Loan Facility	(6.0)	(2.0)
Payment of financing costs	(0.1)	(4.2)
Other financing activities	(0.7)	(1.2)

Net cash provided by financing activities	5.7	4.6

Effect of exchange rate changes on cash and cash equivalents	0.3	(3.2)

Net decrease in cash and cash equivalents	(56.5)	(26.8)
Cash and cash equivalents at beginning of period	101.7	76.7

Cash and cash equivalents at end of period	$45.2	$49.9

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$62.1	$71.0
Income taxes, net of refunds	13.6	13.9

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

For the third quarter and first nine months of 2012, the Company incurred business interruption losses of $1.7 million and $2.8 million, respectively, related to the fire. In the second quarter of 2011, the Company recorded a $4.9 million impairment loss related to Revlon Venezuela’s net book value of inventory, property, plant and equipment destroyed by the fire and in the period from June through September 30, 2011, the Company incurred business interruption losses of $6.1 million related to the fire, for total losses of $11.0 million incurred in the first nine months of 2011. The business interruption losses incurred in the nine months ended September 30, 2012 and 2011 include estimated profits lost as a result of the interruption of Revlon Venezuela’s business and costs incurred directly related to the fire. The business interruption losses incurred through September 30, 2012 are not indicative of future business interruption losses for insurance purposes or future expected profits for Revlon Venezuela. The Company’s insurance coverage provides for business interruption losses to be reimbursed, subject to the terms and conditions of such policy, for a period of time, which period for the coverage related to the Venezuela fire ended on October 2, 2012.

During the third quarter and first nine months of 2012, the Company received interim advances of $1.5 million and $4.5 million, respectively, from its insurance carrier in connection with the fire, for total cumulative receipts of $24.2 million received from the date of the fire through September 30, 2012. During the third quarter and first nine months of 2012, the Company recognized $1.7 million and $2.8 million, respectively, of income from insurance recoveries, which entirely offset the business interruption losses noted above. During the third quarter and first nine months of 2011, the Company recognized $6.1 million and $11.0 million, respectively, of income from insurance recoveries, which entirely offset the impairment loss and business interruption losses noted above. The income from insurance recoveries is included within selling, general and administrative (“SG&A”) expenses in the Company’s Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2012 and 2011. The Company recorded deferred income related to the insurance proceeds received, but not yet recognized, of $6.8 million and $5.1 million as of September 30, 2012 and December 31, 2011, respectively, which is included in accrued expenses and other in the Company’s Consolidated Balance Sheets.

For insurance purposes, an assessment of the extent of damage resulting from the fire and the impact on Revlon Venezuela’s business is ongoing, and therefore the final amount and timing of the ultimate insurance recovery is currently unknown.

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”),” which amends Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement.” ASU No. 2011-04 modifies ASC 820 to include disclosure of all transfers between Level 1 and Level 2 asset and liability fair value categories. In addition, ASU No. 2011-04 provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. ASU No. 2011-04 requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The Company adopted ASU No. 2011-04 beginning January 1, 2012 and such adoption did not have a material impact on the Company’s results of operations, financial condition or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Under ASU No. 2011-05, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, in December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

Income in Accounting Standards Update No. 2011-05.” ASU No. 2011-12 defers the requirement to present components of reclassifications of comprehensive income by income statement line item on the statement of comprehensive income, with all other requirements of ASU No. 2011-05 unaffected. The Company adopted ASU No. 2011-05 and ASU No. 2011-12 beginning January 1, 2012 and has elected to present items of net income and other comprehensive income in one continuous statement.

2. PENSION AND POST-RETIREMENT BENEFITS

The components of net periodic benefit costs for the Company’s pension and the other post-retirement benefit plans for the third quarter of 2012 and 2011 are as follows:

	Pension Plans		Other Post-retirement Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011

Net periodic benefit costs:
Service cost	$0.4	$0.4	$—	$—
Interest cost	7.5	8.1	0.1	0.2
Expected return on plan assets	(8.8)	(8.7)	—	—
Amortization of actuarial loss	2.0	1.3	0.1	—

	1.1	1.1	0.2	0.2
Portion allocated to Revlon Holdings LLC	—	(0.1)	—	—

	$1.1	$1.0	$0.2	$0.2

The components of net periodic benefit costs for the Company’s pension and the other post-retirement benefit plans for the first nine months of 2012 and 2011 are as follows:

	Pension Plans		Other Post-retirement Benefit Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net periodic benefit costs:
Service cost	$1.2	$1.0	$—	$—
Interest cost	22.5	24.3	0.5	0.6
Expected return on plan assets	(26.4)	(26.2)	—	—
Amortization of actuarial loss	6.1	4.0	0.2	0.2

	3.4	3.1	0.7	0.8
Portion allocated to Revlon Holdings LLC	(0.1)	(0.1)	—	—

	$3.3	$3.0	$0.7	$0.8

In the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011, the Company recognized slightly higher net periodic benefit costs primarily due to the decrease in the weighted-average discount rate, partially offset by the increase in the fair value of pension plan assets at December 31, 2011. The Company expects that its net periodic benefit costs for its pension and the other post-retirement benefit plans will be approximately $5 million for all of 2012, comparable to the $5 million cost in 2011.

During the third quarter of 2012, $7.2 million and $0.2 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During the first nine months of 2012, $26.2 million and $0.6 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. The Company currently expects to contribute approximately $30 million in the aggregate to its pension plans and other post-retirement benefit plans for all of 2012.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

Relevant aspects of the qualified defined benefit pension plans, nonqualified pension plans and other post-retirement benefit plans sponsored by Products Corporation are disclosed in the Company’s 2011 Form 10-K.

3. BUSINESS ACQUISITION

On July 2, 2012, the Company acquired certain assets of Bari Cosmetics, Ltd., including trademarks and other intellectual property related to Pure Ice nail enamel and Bon Bons cosmetics brands (the “Pure Ice Acquisition”). The Company paid $66.2 million of total consideration for the Pure Ice Acquisition in cash, comprised of $45.0 million cash on hand and $21.2 million drawn under Products Corporation’s 2011 Revolving Credit Facility. The results of operations related to the Pure Ice Acquisition are included in the Company’s consolidated financial statements commencing on the date of acquisition. Pro forma results of operations have not been presented, as the impact on the Company’s consolidated financial results would not have been material. As of September 30, 2012, there were no outstanding borrowings under Products Corporation’s 2011 Revolving Credit Facility (excluding $10.4 million of outstanding undrawn letters of credit).

The Company accounted for the Pure Ice Acquisition as a business combination during the third quarter of 2012 and, accordingly, the total consideration of $66.2 million has been recorded on a preliminary basis based on the respective estimated fair values of the net assets acquired at July 2, 2012 as follows:

Intangible assets	$43.1
Goodwill	23.1

Total consideration	$66.2

Goodwill of $23.1 million represents the excess of cost over the fair value of intangible assets acquired. Factors contributing to the purchase price resulting in the recognition of goodwill include the strength of the Pure Ice brand in key retailers in the U.S. Both the intangible assets acquired and goodwill are expected to be deductible for income tax purposes. The intangible assets acquired by major asset category are as follows:

	Fair Values at July 2, 2012	Weighted Average Useful Life (in years)
Customer Relationship	$33.3	19
Trademarks and Trade Names	9.8	10

Total	$43.1

The Company is in the process of completing its assessment of the fair value of assets acquired and liabilities assumed in the Pure Ice Acquisition. As a result, the fair value of the net assets acquired is provisional pending completion of the final valuation of such net assets.

4. RESTRUCTURING CHARGES

During the third quarter of 2012, the Company recorded charges totaling $24.1 million related to the restructuring that the Company announced in September 2012 (the “September 2012 Program”), which primarily involved the Company exiting its owned manufacturing facility in France and its leased manufacturing facility in Maryland; rightsizing its organizations in France and Italy; and realigning its operations in Latin America, including consolidating Latin America and Canada into a single operating region, which will be effective in the fourth quarter of 2012. Certain of the actions are subject to consultations with employees, works councils or unions, and government authorities. Of the $24.1 million charge: (a) $21.0 million is recorded in restructuring charges; (b) $1.6 million is recorded as a reduction to net sales; (c) $1.1 million is recorded in cost of goods sold; and (d) $0.4 million is recorded in SG&A expenses.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

The Company expects to recognize approximately $1.0 million in additional charges for a total of approximately $25 million in charges related to the September 2012 Program. Of the total expected charge of $25 million, approximately $23 million will be cash that is expected to be paid over the next eighteen months.

Details of the activities described above during the first nine months of 2012 are as follows:

	Balance as of January 1, 2012	Expenses (Income), Net	Utilized, Net		Balance as of September 30, 2012
			Cash	Noncash

Employee severance and other personnel benefits:
September 2012 Program	$—	$19.6	$(0.1)	$—	$19.5

Other:
September 2012 Program	—	1.4	(0.5)	—	0.9
Other Programs	1.0	—	(0.5)	—	0.5

Total restructuring charges	$1.0	$21.0	$(1.1)	$—	$20.9

5. INVENTORIES

	September 30, 2012	December 31, 2011
Raw materials and supplies	$48.3	$37.9
Work-in-process	12.0	8.1
Finished goods	83.1	65.0

	$143.4	$111.0

6. ACCRUED EXPENSES AND OTHER

	September 30, 2012	December 31, 2011
Sales returns and allowances	$73.3	$85.4
Advertising and promotional costs	42.6	32.2
Compensation and related benefits	51.3	52.0
Restructuring charges	20.9	0.6
Interest	15.6	15.1
Taxes	14.7	15.6
Other	37.5	29.1

	$255.9	$230.0

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

7. LONG-TERM DEBT

	September 30, 2012	December 31, 2011
2011 Term Loan Facility due 2017, net of discounts (a)	$782.6	$787.6
2011 Revolving Credit Facility due 2016 (a)	—	—
9 3/4% Senior Secured Notes due 2015, net of discounts (b)	327.8	327.4
Contributed Loan portion of the Amended and Restated Senior Subordinated Term Loan due 2013 (c)	48.6	—
Contributed Loan portion of the Senior Subordinated Term Loan due 2013 (c)	—	48.6
Non-Contributed Loan portion of the Amended and Restated Senior Subordinated Term Loan due 2014 (c)	58.4	—
Non-Contributed Loan portion of the Senior Subordinated Term Loan due 2014 (c)	—	58.4

	1,217.4	1,222.0
Less current portion	(8.0)	(8.0)

	$1,209.4	$1,214.0

(a)

During the second quarter of 2011, Products Corporation consummated the refinancing of (i) its term loan facility, which was scheduled to mature on March 11, 2015 and had $794.0 million aggregate principal amount outstanding at December 31, 2010 (the “2010 Term Loan Facility”), with a 6.5-year, $800.0 million term loan facility due November 19, 2017 (the “2011 Term Loan Facility’) under a third amended and restated term loan agreement dated May 19, 2011 (the “2011 Term Loan Agreement”), and (ii) its revolving credit facility, which was scheduled to mature on March 11, 2014 and had nil outstanding borrowings at December 31, 2010, with a 5-year, $140.0 million asset-based, multi-currency revolving credit facility due June 16, 2016 (the “2011 Revolving Credit Facility”) under a third amended and restated revolving credit agreement dated June 16, 2011 (the “2011 Revolving Credit Agreement” and together with the 2011 Term Loan Agreement, the “2011 Credit Agreements”). See Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2011 Form 10-K for certain details regarding Products Corporation’s 2011 Credit Agreements.

(b)

See Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2011 Form 10-K for certain details regarding Products Corporation’s 9 3/4% Senior Secured Notes which mature on November 15, 2015 (the “9 3/4% Senior Secured Notes”).

(c)

On April 30, 2012, MacAndrews & Forbes exercised its right to assign its interest in the Non-Contributed Loan (as hereinafter defined) to various third parties. In connection with such assignment, Products Corporation entered into an Amended and Restated Senior Subordinated Term Loan Agreement with MacAndrews & Forbes to: (1) modify the interest rate on the Non-Contributed Loan from its prior 12% fixed rate to a floating rate of LIBOR plus 7%, with a 1.5% LIBOR floor, resulting in an interest rate of approximately 8.5% per annum (or a 3.5% reduction per annum) upon the effectiveness of the Amended and Restated Senior Subordinated Term Loan Agreement; (2) insert certain prepayment premiums; and (3) designate Citibank, N.A. as the administrative agent for the Non-Contributed Loan. Refer to “Recent Debt Transactions” below for further discussion.

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

On April 30, 2012, MacAndrews & Forbes exercised its right to assign its interest in the Non-Contributed Loan. In connection with such assignment, Products Corporation entered into an Amended and Restated Senior Subordinated Term Loan Agreement with MacAndrews & Forbes (the “Amended and Restated Senior Subordinated Term Loan Agreement”), and a related Administrative Letter was entered into with Citibank, N.A. and MacAndrews & Forbes, to among other things:

•

modify the interest rate on the Non-Contributed Loan from its prior 12% fixed rate to a floating rate of LIBOR plus 7%, with a 1.5% LIBOR floor, resulting in an interest rate of approximately 8.5% per annum (or a 3.5% reduction per annum) upon the effectiveness of the Amended and Restated Senior Subordinated Term Loan Agreement. Interest under the Amended and Restated Senior Subordinated Term Loan Agreement is payable quarterly in arrears in cash;

•

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

•	designate Citibank, N.A. as the administrative agent for the Non-Contributed Loan.

Concurrently with the effectiveness of the Amended and Restated Senior Subordinated Term Loan Agreement, MacAndrews & Forbes assigned its entire interest in the Non-Contributed Loan to several third parties.

Covenants

Products Corporation was in compliance with all applicable covenants under the 2011 Term Loan Agreement and 2011 Revolving Credit Agreement as of September 30, 2012. At September 30, 2012, the aggregate principal amount outstanding under the 2011 Term Loan Facility was $790.0 million and availability under the $140.0 million 2011 Revolving Credit Facility, based upon the calculated borrowing base less $10.4 million of outstanding undrawn letters of credit and nil then drawn on the 2011 Revolving Credit Facility, was $126.4 million. (See also Note 3, “Business Acquisition”).

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss as of September 30, 2012 are as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post- retirement Benefits	Prior Service Cost on Post- retirement Benefits	Accumulated Other Comprehensive Loss
Balance January 1, 2012	$24.8	$(225.6)	$(0.1)	$(200.9)

Currency translation adjustment, net of tax of $0.7	0.3	—	—	0.3
Amortization of pension related costs, net of tax of $(0.7) (a)	—	7.5	—	7.5

Other comprehensive income	0.3	7.5	—	7.8

Balance September 30, 2012	$25.1	$(218.1)	$(0.1)	$(193.1)

(a)

The amounts represent the change in accumulated other comprehensive loss as a result of the amortization of actuarial losses during the first nine months of 2012 related to the Company’s pension and other post-retirement benefit plans. Also included in this amount is a $2.0 million reclassification adjustment recorded in the first quarter of 2012 related to deferred taxes on the amortization of actuarial losses.

9. GEOGRAPHIC, FINANCIAL AND OTHER INFORMATION

The Company manages its business on the basis of one reportable operating segment. As of September 30, 2012, the Company had operations established in 14 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Geographic area:
Net sales:
United States	$192.0	55%	$184.7	55%	$580.6	56%	$565.8	55%
Outside of the United States	155.0	45%	152.5	45%	454.2	44%	455.8	45%

	$347.0		$337.2		$1,034.8		$1,021.6

	September 30, 2012		December 31, 2011
Long-lived assets, net:
United States	$430.9	90%	$354.3	88%
Outside of the United States	48.9	10%	48.5	12%

	$479.8		$402.8

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Classes of similar products:
Net sales:
Color cosmetics	$225.0	65%	$206.8	61%	$680.0	66%	$649.1	64%
Beauty care and fragrance	122.0	35%	130.4	39%	354.8	34%	372.5	36%

	$347.0		$337.2		$1,034.8		$1,021.6

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

As of September 30, 2012, the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value, namely its foreign currency forward exchange contracts (“FX Contracts”) are categorized in the table below:

	Total	Level 1	Level 2	Level 3
Assets:
Derivatives:
FX Contracts(a)	$—	$—	$—	$—

Total assets at fair value	$—	$—	$—	$—

Liabilities:
Derivatives:
FX Contracts(a)	$0.9	$—	$0.9	$—

Total liabilities at fair value	$0.9	$—	$0.9	$—

As of December 31, 2011, the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value, namely its FX Contracts are categorized in the table below:

	Total	Level 1	Level 2	Level 3
Assets
Derivatives:
FX Contracts(a)	$0.2	$—	$0.2	$—

Total assets at fair value	$0.2	$—	$0.2	$—

Liabilities
Derivatives:
FX Contracts(a)	$0.8	$—	$0.8	$—

Total liabilities at fair value	$0.8	$—	$0.8	$—

(a)

The fair value of the Company’s FX Contracts was measured based on observable market transactions of spot and forward rates at September 30, 2012 and December 31, 2011. (See Note 11, “Financial Instruments,” in this Form 10-Q).

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

As of September 30, 2012, the fair values of the Company’s financial liabilities not measured at fair value but for which disclosure of fair value is required, namely its long-term debt, including the current portion of long-term debt, are categorized in the table below:

	Total	Level 1	Level 2	Level 3
Liabilities:
Long-term debt, including current portion	$1,243.3	$—	$1,243.3	$—

Total liabilities at fair value	$1,243.3	$—	$1,243.3	$—

The fair value of the Company’s long-term debt, including the current portion of long-term debt, is based on the quoted market prices for the same issues or on the current rates offered for debt of similar remaining maturities. The estimated fair value of such debt at September 30, 2012 was approximately $1,243.3 million, which was more than the carrying value of such debt at September 30, 2012 of $1,217.4 million. The estimated fair value of such debt at December 31, 2011 was approximately $1,240.4 million, which was more than the carrying value of such debt at December 31, 2011 of $1,222.0 million.

The carrying amounts of cash and cash equivalents, marketable securities, trade receivables, notes receivable, accounts payable and short-term borrowings approximate their fair values.

11. FINANCIAL INSTRUMENTS

Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $10.4 million and $11.1 million (including amounts available under credit agreements in effect at that time) were maintained at September 30, 2012 and December 31, 2011, respectively. Included in these amounts is approximately $8.7 million and $9.1 million at September 30, 2012 and December 31, 2011, respectively, in standby letters of credit which support Products Corporation’s self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.

Derivative Financial Instruments

The Company uses derivative financial instruments, primarily FX Contracts intended for the purpose of managing foreign currency exchange risk by reducing the effects of fluctuations in foreign currency exchange rates on the Company’s net cash flows.

The FX Contracts are entered into primarily to hedge the anticipated net cash flows resulting from inventory purchases and intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. The U.S. dollar notional amount of the FX Contracts outstanding at September 30, 2012 and December 31, 2011 was $47.3 million and $58.4 million, respectively.

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

Quantitative Information – Derivative Financial Instruments

The effects of the Company’s derivative instruments on its consolidated financial statements were as follows:

(a) Fair Value of Derivative Financial Instruments in Consolidated Balance Sheet:

	Assets			Liabilities
	Balance Sheet Classification	September 30, 2012 Fair Value	December 31, 2011 Fair Value	Balance Sheet Classification	September 30, 2012 Fair Value	December 31, 2011 Fair Value
Derivatives not designated as hedging instruments:
FX Contracts(a)	Prepaid expenses and other	$—	$0.2	Accrued expenses	$0.9	$0.8

(a)

The fair values of the FX Contracts at September 30, 2012 and December 31, 2011 were determined by using observable market transactions of spot and forward rates at September 30, 2012 and December 31, 2011, respectively.

(b) Effects of Derivative Financial Instruments on income for the three and nine months ended September 30, 2012 and 2011:

	Amount of Gain (Loss) Recognized in Foreign Currency (Gains) Losses, Net
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Derivatives not designated as hedging instruments:
FX Contracts	$(0.9)	$2.3	$(2.0)	$0.5

12. INCOME TAXES

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

For the third quarter of 2012 and 2011, the Company recorded a provision for income taxes for continuing operations of $12.0 million and $19.1 million, respectively. The $7.1 million decrease in the provision for income taxes was primarily attributable to decreased pre-tax income.

For the first nine months of 2012 and 2011, the Company recorded a provision for income taxes for continuing operations of $33.1 million and $31.6 million, respectively. The $1.5 million increase in the provision for income taxes in the first nine months of 2012 as compared to the first nine months of 2011 was primarily attributable to certain favorable discrete items that benefited the provision for income taxes in the first nine months of 2011 and did not recur in the first nine months of 2012, partially offset by the favorable resolution of tax matters in certain foreign jurisdictions in 2012.

The effective tax rate for the three and nine months ended September 30, 2012 is higher than the federal statutory rate of 35% due principally to: (a) the impact of certain expenses for which there is no tax benefit recognized primarily related to the restructuring charges recorded during the third quarter and first nine months of 2012 (see Note 4, “Restructuring Charges” in this Form 10-Q); (b) foreign dividends and earnings taxable in the U.S.; and (c) foreign and U.S. tax effects attributable to operations outside the U.S., including pre-tax losses in a number of jurisdictions outside the U.S. for which there is no tax benefit recognized in the third quarter and first nine months of 2012; partially offset by various discrete items, including the favorable resolution of tax matters in certain foreign jurisdictions.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

The Company remains subject to examination of its income tax returns in various jurisdictions including, without limitation, South Africa for tax years ended December 31, 2008 through December 31, 2010, Australia for tax years ended December 31, 2008 through December 31, 2011 and the U.S. (federal) for tax years ended December 31, 2009 through December 31, 2011.

13. RELATED PARTY TRANSACTIONS

Senior Subordinated Term Loan

For a description of transactions with MacAndrews & Forbes in 2012 in connection with the Senior Subordinated Term Loan, including MacAndrews & Forbes assigning its interest in the Non-Contributed Loan to various third parties, see Note 7, “Long-Term Debt” in this Form 10-Q.

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

Revlon, Inc. and the Company participate in MacAndrews & Forbes’ directors and officers liability insurance program (the “D&O Insurance Program”), as well as its other insurance coverages, such as property damage, business interruption, liability and other coverages, which cover Revlon, Inc. and the Company, as well as MacAndrews & Forbes and its subsidiaries. The limits of coverage for certain of the policies are available on an aggregate basis for losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews & Forbes from time to time for their allocable portion of the premiums for such coverage or the Company pays the insurers directly, which premiums the Company believes are more favorable than the premiums the Company would pay were it to secure stand-alone coverage. Any amounts paid by the Company directly to MacAndrews & Forbes in respect of premiums are included in the amounts paid under the Reimbursement Agreements. The net activity related to services provided and/or purchased under the Reimbursement Agreements during the nine months ended September 30,

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

2012 was $15 million, which primarily includes a $14.6 million partial pre-payment made by the Company to MacAndrews & Forbes during the first quarter of 2012 for premiums related to Revlon Inc.’s and the Company’s allocable portion of the 5-year renewal of the D&O Insurance Program (for the period from January 31, 2012 through January 31, 2017). As of September 30, 2012, a $0.1 million receivable from MacAndrews & Forbes was included within prepaid expenses and other in the Company’s Consolidated Balance Sheets for transactions subject to the Reimbursement Agreements. The net activity related to services provided and/or purchased under the Reimbursement Agreements during the nine months ended September 30, 2011 was $0.3 million.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

14. GUARANTOR FINANCIAL INFORMATION

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

The following Condensed Consolidating Financial Statements present the financial information as of September 30, 2012 and December 31, 2011, and for the three and nine months ended September 30, 2012 and 2011 for (i) Products Corporation on a stand-alone basis; (ii) the Guarantor Subsidiaries on a stand-alone basis; (iii) the subsidiaries of Products Corporation that do not guarantee Products Corporation’s 9 3/4% Senior Secured Notes (the “Non-Guarantor Subsidiaries”) on a stand-alone basis; and (iv) Products Corporation, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis. The Condensed Consolidating Financial Statements are presented on the equity method, under which the investments in subsidiaries are recorded at cost and adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Balance Sheets

As of September 30, 2012

	Products Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$10.3	$—	$34.9	$—	$45.2
Trade receivables, less allowances for doubtful accounts	78.2	25.1	92.4	—	195.7
Inventories	87.4	12.7	43.3	—	143.4
Deferred income taxes – current	39.3	—	10.4	—	49.7
Prepaid expenses and other	95.2	6.3	26.2	—	127.7
Intercompany receivables	958.4	473.7	390.4	(1,822.5)	—
Investment in subsidiaries	(123.9)	(228.0)	—	351.9	—
Property, plant and equipment, net	86.9	0.6	12.4	—	99.9
Deferred income taxes – noncurrent	185.8	—	13.5	—	199.3
Goodwill	150.6	65.2	1.9	—	217.7
Other assets	64.1	66.4	31.7	—	162.2

Total assets	$1,632.3	$422.0	$657.1	$(1,470.6)	$1,240.8

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$5.8	$2.5	$—	$8.3
Current portion of long-term debt	8.0	—	—	—	8.0
Accounts payable	65.8	7.1	28.9	—	101.8
Accrued expenses and other	147.0	15.1	93.8	—	255.9
Intercompany payables	596.5	633.6	592.4	(1,822.5)	—
Long-term debt	1,160.8	—	—	—	1,160.8
Long-term debt – affiliates	48.6	—	—	—	48.6
Other long-term liabilities	217.9	2.9	48.9	—	269.7

Total liabilities	2,244.6	664.5	766.5	(1,822.5)	1,853.1
Stockholder’s deficiency	(612.3)	(242.5)	(109.4)	351.9	(612.3)

Total liabilities and stockholder’s deficiency	$1,632.3	$422.0	$657.1	$(1,470.6)	$1,240.8

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Balance Sheets

As of December 31, 2011

	Products Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$57.7	$0.1	$43.9	$—	$101.7
Trade receivables, less allowances for doubtful accounts	107.1	18.2	86.7	—	212.0
Inventories	68.3	8.4	34.3	—	111.0
Deferred income taxes – current	40.0	—	9.6	—	49.6
Prepaid expenses and other	78.3	4.2	25.1	—	107.6
Intercompany receivables	907.6	445.5	362.4	(1,715.5)	—
Investment in subsidiaries	(164.2)	(193.0)	—	357.2	—
Property, plant and equipment, net	85.2	0.9	12.8	—	98.9
Deferred income taxes – noncurrent	206.9	—	14.5	—	221.4
Goodwill	150.6	42.2	1.9	—	194.7
Other assets	53.6	24.5	31.1	—	109.2

Total assets	$1,591.1	$351.0	$622.3	$(1,358.3)	$1,206.1

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$3.6	$2.3	$—	$5.9
Current portion of long-term debt	8.0	—	—	—	8.0
Accounts payable	56.0	3.9	29.1	—	89.0
Accrued expenses and other	150.8	10.8	68.4	—	230.0
Intercompany payables	559.0	609.9	546.6	(1,715.5)	—
Long-term debt	1,107.0	—	—	—	1,107.0
Long-term debt – affiliates	107.0	—	—	—	107.0
Other long-term liabilities	244.9	5.3	50.6	—	300.8

Total liabilities	2,232.7	633.5	697.0	(1,715.5)	1,847.7
Stockholder’s deficiency	(641.6)	(282.5)	(74.7)	357.2	(641.6)

Total liabilities and stockholder’s deficiency	$1,591.1	$351.0	$622.3	$(1,358.3)	$1,206.1

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income

For the Three Months Ended September 30, 2012

	Products Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net Sales	$221.1	$34.0	$141.3	$(49.4)	$347.0
Cost of sales	101.8	15.6	59.0	(49.4)	127.0

Gross profit	119.3	18.4	82.3	—	220.0
Selling, general and administrative expenses	100.0	13.0	61.7	—	174.7
Restructuring charges	1.2	0.5	19.3	—	21.0

Operating income	18.1	4.9	1.3	—	24.3

Other expenses (income):
Intercompany interest, net	0.2	(0.3)	1.6	—	1.5
Interest expense	19.6	0.2	0.1	—	19.9
Amortization of debt issuance costs	0.9	—	—	—	0.9
Foreign currency (gains) losses, net	(1.1)	0.1	0.9	—	(0.1)
Miscellaneous, net	(27.2)	13.7	13.6	—	0.1

Other expenses (income), net	(7.6)	13.7	16.2	—	22.3

Income (loss) from continuing operations before income taxes	25.7	(8.8)	(14.9)	—	2.0
Provision for income taxes	6.4	2.3	3.3	—	12.0

Income (loss) from continuing operations	19.3	(11.1)	(18.2)	—	(10.0)

Equity in loss of subsidiaries	(29.3)	(25.2)	—	54.5	—

Net (loss)	$(10.0)	$(36.3)	$(18.2)	$54.5	$(10.0)

Other comprehensive (loss)	(0.1)	(2.8)	(3.4)	6.2	(0.1)

Total comprehensive (loss)	$(10.1)	$(39.1)	$(21.6)	$60.7	$(10.1)

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income

For the Three Months Ended September 30, 2011

	Products Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net Sales	$212.2	$28.1	$139.7	$(42.8)	$337.2
Cost of sales	98.9	13.3	53.7	(42.8)	123.1

Gross profit	113.3	14.8	86.0	—	214.1
Selling, general and administrative expenses	96.5	11.8	59.4	—	167.7

Operating income	16.8	3.0	26.6	—	46.4

Other expenses (income):
Intercompany interest, net	—	(0.3)	1.8	—	1.5
Interest expense	20.2	0.1	0.1	—	20.4
Amortization of debt issuance costs	0.8	—	—	—	0.8
Loss on early extinguishment of debt, net	—	—	—	—	—
Foreign currency gains, net	(0.2)	—	(0.7)	—	(0.9)
Miscellaneous, net	(8.5)	(3.8)	12.5	—	0.2

Other expenses (income), net	12.3	(4.0)	13.7	—	22.0

Income from continuing operations before income taxes	4.5	7.0	12.9	—	24.4
Provision for (benefit from) income taxes	12.5	(0.5)	7.1	—	19.1

(Loss) income from continuing operations	(8.0)	7.5	5.8	—	5.3

Equity in income of subsidiaries	13.3	1.5	—	(14.8)	—

Net income	$5.3	$9.0	$5.8	$(14.8)	$5.3

Other comprehensive (loss)	(8.0)	(9.0)	(13.8)	22.8	(8.0)

Total comprehensive (loss)	$(2.7)	$—	$(8.0)	$8.0	$(2.7)

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income

For the Nine Months Ended September 30, 2012

	Products Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net Sales	$680.7	$83.0	$417.5	$(146.4)	$1,034.8
Cost of sales	309.4	38.1	166.0	(146.4)	367.1

Gross profit	371.3	44.9	251.5	—	667.7
Selling, general and administrative expenses	303.1	35.0	186.3	—	524.4
Restructuring charges	1.2	0.5	19.3	—	21.0

Operating income	67.0	9.4	45.9	—	122.3

Other expenses (income):
Intercompany interest, net	0.7	(0.7)	4.6	—	4.6
Interest expense	58.9	0.3	0.3	—	59.5
Amortization of debt issuance costs	2.6	—	—	—	2.6
Foreign currency (gains) losses, net	(1.0)	0.3	2.7	—	2.0
Miscellaneous, net	(60.3)	7.5	53.2	—	0.4

Other expenses (income), net	0.9	7.4	60.8	—	69.1

Income (loss) from continuing operations before income taxes	66.1	2.0	(14.9)	—	53.2
Provision for income taxes	21.9	5.1	6.1	—	33.1

Income (loss) from continuing operations	44.2	(3.1)	(21.0)	—	20.1

Income from discontinued operations, net of taxes	0.4	—	—	—	0.4
Equity in loss of subsidiaries	(24.1)	(25.7)	—	49.8	—

Net income (loss)	$20.5	$(28.8)	$(21.0)	$49.8	$20.5

Other comprehensive income	7.8	2.7	1.9	(4.6)	7.8

Total comprehensive income (loss)	$28.3	$(26.1)	$(19.1)	$45.2	$28.3

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income

For the Nine Months Ended September 30, 2011

	Products Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net Sales	$659.2	$71.8	$420.4	$(129.8)	$1,021.6
Cost of sales	295.6	33.2	159.3	(129.8)	358.3

Gross profit	363.6	38.6	261.1	—	663.3
Selling, general and administrative expenses	300.4	31.4	188.3	—	520.1

Operating income	63.2	7.2	72.8	—	143.2

Other expenses (income):
Intercompany interest, net	(0.1)	(0.8)	5.5	—	4.6
Interest expense	64.2	0.2	0.3	—	64.7
Amortization of debt issuance costs	2.9	—	—	—	2.9
Loss on early extinguishment of debt, net	11.3	—	—	—	11.3
Foreign currency (gains) losses, net	(1.4)	0.4	3.4	—	2.4
Miscellaneous, net	(43.1)	3.4	40.9	—	1.2

Other expenses, net	33.8	3.2	50.1	—	87.1

Income from continuing operations before income taxes	29.4	4.0	22.7	—	56.1
Provision for income taxes	16.6	1.9	13.1	—	31.6

Income from continuing operations	12.8	2.1	9.6	—	24.5

Income from discontinued operations, net of taxes	0.6	—	—	—	0.6
Equity in income of subsidiaries	11.7	0.4	—	(12.1)	—

Net income	$25.1	$2.5	$9.6	$(12.1)	$25.1

Other comprehensive (loss)	(6.0)	(8.8)	(14.4)	23.2	(6.0)

Total comprehensive income (loss)	$19.1	$(6.3)	$(4.8)	$11.1	$19.1

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2012

	Products Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(37.9)	$63.7	$(7.9)	$—	$17.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13.0)	(0.3)	(1.5)	—	(14.8)
Business acquisition	—	(66.2)	—	—	(66.2)
Proceeds from the sale of certain assets	0.1	0.4	0.1	—	0.6

Net cash used in investing activities	(12.9)	(66.1)	(1.4)	—	(80.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings and overdraft	10.0	2.3	0.2	—	12.5
Repayments under the 2011 Term Loan Facility	(6.0)	—	—	—	(6.0)
Payment of financing costs	(0.1)	—	—	—	(0.1)
Other financing activities	(0.5)	—	(0.2)	—	(0.7)

Net cash provided by financing activities	3.4	2.3	—	—	5.7

Effect of exchange rate changes on cash and cash equivalents	—	—	0.3	—	0.3

Net decrease in cash and cash equivalents	(47.4)	(0.1)	(9.0)	—	(56.5)
Cash and cash equivalents at beginning of period	57.7	0.1	43.9	—	101.7

Cash and cash equivalents at end of period	$10.3	$—	$34.9	$—	$45.2

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2011

	Products Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$6.1	$34.9	$(20.8)	$—	$20.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8.2)	(0.2)	(1.2)	—	(9.6)
Business acquisition	—	(39.0)	—		(39.0)
Proceeds from sales of certain assets	0.1	—	0.1	—	0.2

Net cash used in investing activities	(8.1)	(39.2)	(1.1)	—	(48.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings and overdraft	4.1	4.3	1.6	—	10.0
Repayments under the 2010 Term Loan Facility	(794.0)	—	—	—	(794.0)
Borrowings under the 2011 Term Loan Facility	796.0	—	—	—	796.0
Repayment under the 2011 Term Loan Facility	(2.0)	—	—	—	(2.0)
Payment of financing costs	(4.2)	—	—	—	(4.2)
Other financing activities	(0.5)	—	(0.7)	—	(1.2)

Net cash (used in) provided by financing activities	(0.6)	4.3	0.9	—	4.6

Effect of exchange rate changes on cash and cash equivalents	—	—	(3.2)	—	(3.2)

Net decrease in cash and cash equivalents	(2.6)	—	(24.2)	—	(26.8)
Cash and cash equivalents at beginning of period	20.5	0.1	56.1	—	76.7

Cash and cash equivalents at end of period	$17.9	$0.1	$31.9	$—	$49.9

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(all tabular amounts in millions)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company’s products are sold worldwide and marketed under such brand names as Revlon, including the Revlon ColorStay, Revlon PhotoReady, Revlon ColorBurst, Revlon GrowLuscious, Revlon Super Lustrous and Revlon Age Defying franchises; Almay, including the Almay Intense i-Color and Almay Smart Shade franchises; SinfulColors, Pure Ice and Bon Bons in cosmetics; Revlon ColorSilk in women’s hair color; Revlon in beauty tools; Mitchum in anti-perspirant deodorants; Charlie and Jean Naté in fragrances; and Ultima II and Gatineau in skincare.

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

Overview of Net Sales and Earnings Results

Consolidated net sales in the third quarter of 2012 were $347.0 million, an increase of $9.8 million, or 2.9%, compared to $337.2 million in the third quarter of 2011. Excluding the unfavorable impact of foreign currency fluctuations of $6.4 million, consolidated net sales increased by $16.2 million, or 4.8%, in the third quarter of 2012, driven by higher net sales in the Company’s U.S., Asia Pacific, Latin America and Canada regions, partially offset by lower net sales in the Company’s Europe, Middle East and Africa region.

Consolidated net sales in the first nine months of 2012 were $1,034.8 million, an increase of $13.2 million, or 1.3%, compared to $1,021.6 million in the first nine months of 2011. Excluding the unfavorable impact of foreign currency fluctuations of $19.4 million, consolidated net sales increased by $32.6 million, or 3.2%, in the first nine months of 2012, driven by higher net sales in the Company’s U.S., Asia Pacific, Latin America and Canada regions, partially offset by lower net sales in the Company’s Europe, Middle East and Africa region.

Consolidated net loss in the third quarter of 2012 was $10.0 million, compared to consolidated net income of $5.3 million in the third quarter of 2011. The consolidated net loss in the third quarter of 2012, compared to consolidated net income in the third quarter of 2011, was primarily due to:

•	$24.1 million of restructuring and related charges recognized in connection with the September 2012 Program (as hereinafter defined);

with the foregoing partially offset by:

•	$7.1 million lower provision for income taxes.

Consolidated net income in the first nine months of 2012 was $20.5 million, compared to $25.1 million in the first nine months of 2011. The decrease in consolidated net income in the first nine months of 2012, compared to the first nine months of 2011, was primarily due to:

•	$24.1 million of restructuring and related charges recognized in connection with the September 2012 Program; and

•

$4.3 million of higher selling, general and administrative (“SG&A”) expense primarily driven by higher incentive compensation, partially offset by favorable foreign currency fluctuations and lower advertising expenses;

with the foregoing partially offset by:

•	a $11.3 million loss on the early extinguishment of debt in the first nine months of 2011 as a result of the 2011 Refinancings; and

•	a $5.2 million decrease in interest expense in the first nine months of 2012, primarily driven by lower weighted average borrowing rates as a result of the 2011 Term Loan Facility Refinancing.

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

For the third quarter and first nine months of 2012, the Company incurred business interruption losses of $1.7 million and $2.8 million, respectively, related to the fire. In the second quarter of 2011, the Company recorded a $4.9 million impairment loss related to Revlon Venezuela’s net book value of inventory, property, plant and equipment destroyed by the fire and in the period from June through September 30, 2011, the Company incurred business interruption losses of $6.1 million related to the fire, for total losses of $11.0 million incurred in the first nine months of 2011. The business interruption losses incurred in the nine months ended September 30, 2012 and 2011 include estimated profits lost as a result of the interruption of Revlon Venezuela’s business and costs incurred directly related to the fire. The business interruption losses incurred through September 30, 2012 are not indicative of future business interruption losses for insurance purposes or future expected profits for Revlon Venezuela. The Company’s insurance coverage provides for business interruption losses to be reimbursed, subject to the terms and conditions of such policy, for a period of time, which period for the coverage related to the Venezuela fire ended on October 2, 2012.

During the third quarter and first nine months of 2012, the Company received interim advances of $1.5 million and $4.5 million, respectively, from its insurance carrier in connection with the fire, for total cumulative receipts of $24.2 million received from the date of the fire through September 30, 2012. During the third quarter and first nine months of 2012, the Company recognized $1.7 million and $2.8 million, respectively, of income from insurance recoveries, which entirely offset the business interruption losses noted above. During the third quarter and first nine months of 2011, the Company recognized $6.1 million and $11.0 million, respectively, of income from insurance recoveries, which entirely offset the impairment loss and business interruption losses noted above. The income from insurance recoveries is included within SG&A expenses in the Company’s Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2012 and 2011. The Company recorded deferred income related to the insurance proceeds received, but not yet recognized, of $6.8 million and $5.1 million as of September 30, 2012 and December 31, 2011, respectively, which is included in accrued expenses and other in the Company’s Consolidated Balance Sheets.

For insurance purposes, an assessment of the extent of damage resulting from the fire and the impact on Revlon Venezuela’s business is ongoing, and therefore the final amount and timing of the ultimate insurance recovery is currently unknown.

Results of Operations

In the tables, all amounts are in millions and numbers in parentheses ( ) denote unfavorable variances.

Net sales:

Third quarter results:

Consolidated net sales in the third quarter of 2012 were $347.0 million, an increase of $9.8 million, or 2.9%, compared to $337.2 million in the third quarter of 2011. Excluding the unfavorable impact of foreign currency fluctuations of $6.4 million, consolidated net sales increased by $16.2 million, or 4.8%, in the third quarter of 2012, primarily driven by higher net sales of Revlon color cosmetics, as well as the inclusion of the net sales of Pure Ice beginning in July 2012.

Year-to-date results:

Consolidated net sales in the first nine months of 2012 were $1,034.8 million, an increase of $13.2 million, or 1.3%, compared to $1,021.6 million in the first nine months of 2011. Excluding the unfavorable impact of

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(all tabular amounts in millions)

foreign currency fluctuations of $19.4 million, consolidated net sales increased by $32.6 million, or 3.2%, in the first nine months of 2012, primarily driven by higher net sales of Revlon color cosmetics and Revlon ColorSilk hair color, as well as the inclusion of the net sales of SinfulColors for a full nine months in 2012 and Pure Ice beginning in July 2012, partially offset by lower net sales of fragrances.

	Three Months Ended September 30,		Change		XFX Change (a)
	2012	2011	$	%	$	%
United States	$192.0	$184.7	$7.3	4.0%	$7.3	4.0%
Asia Pacific	60.9	58.0	2.9	5.0	3.2	5.5
Europe, Middle East and Africa	43.8	51.1	(7.3)	(14.3)	(2.8)	(5.5)
Latin America	30.6	25.6	5.0	19.5	6.3	24.6
Canada	19.7	17.8	1.9	10.7	2.2	12.4

Total Net Sales	$347.0	$337.2	$9.8	2.9%	$16.2	4.8%

	Nine Months Ended September 30,		Change		XFX Change (a)
	2012	2011	$	%	$	%
United States	$580.6	$565.8	$14.8	2.6%	$14.8	2.6%
Asia Pacific	172.8	169.6	3.2	1.9	2.7	1.6
Europe, Middle East and Africa	134.0	152.8	(18.8)	(12.3)	(5.4)	(3.5)
Latin America	89.2	78.9	10.3	13.1	15.3	19.4
Canada	58.2	54.5	3.7	6.8	5.2	9.5

Total Net Sales	$1,034.8	$1,021.6	$13.2	1.3%	$32.6	3.2%

(a)	XFX excludes the impact of foreign currency fluctuations.

United States

Third quarter results:

In the U.S., net sales in the third quarter of 2012 increased $7.3 million, or 4.0%, to $192.0 million, compared to $184.7 million in the third quarter of 2011, primarily driven by higher net sales of Revlon color cosmetics, as well as the inclusion of the net sales of Pure Ice beginning in July 2012, partially offset by lower net sales of Revlon ColorSilk hair color, Almay color cosmetics and Mitchum anti-perspirant deodorants. Excluding the results of the recently acquired Pure Ice, net sales in the U.S. increased in the third quarter of 2012.

Year-to-date results:

In the U.S., net sales in the first nine months of 2012 increased $14.8 million, or 2.6%, to $580.6 million, compared to $565.8 million in the first nine months of 2011, primarily driven by higher net sales of Revlon color cosmetics, as well as the inclusion of the net sales of SinfulColors for a full nine months in 2012 and Pure Ice beginning in July 2012, partially offset by lower net sales of Almay color cosmetics and Mitchum anti-perspirant deodorants. Excluding the results of the recently acquired Pure Ice, net sales in the U.S. increased in the first nine months of 2012.

Asia Pacific

Third quarter results:

In Asia Pacific, net sales in the third quarter of 2012 increased 5.0% to $60.9 million, compared to $58.0 million in the third quarter of 2011. Excluding the unfavorable impact of foreign currency fluctuations, net sales increased $3.2 million, or 5.5%, primarily driven by higher net sales of Revlon color cosmetics and Revlon

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(all tabular amounts in millions)

ColorSilk hair color. From a country perspective, net sales increased in certain distributor territories and Japan (which together contributed 8.7 percentage points to the increase in the region’s net sales in the third quarter of 2012, as compared to the third quarter of 2011), partially offset by a decrease in net sales in China (which offset by 3.3 percentage points the increase in the region’s net sales in the third quarter of 2012, as compared to the third quarter of 2011).

Year-to-date results:

In Asia Pacific, net sales in the first nine months of 2012 increased 1.9% to $172.8 million compared to $169.6 million in the first nine months of 2011. Excluding the favorable impact of foreign currency fluctuations, net sales increased $2.7 million, or 1.6%, primarily driven by higher net sales of Revlon ColorSilk hair color. From a country perspective, net sales increased in certain distributor territories and Japan (which together contributed 4.6 percentage points to the increase in the region’s net sales in the first nine months of 2012, as compared to the first nine months of 2011), partially offset by a decrease in net sales in China and Taiwan (which offset by 2.5 percentage points the increase in the region’s net sales in the first nine months of 2012, as compared to the first nine months of 2011).

Europe, Middle East and Africa

Third quarter results:

In Europe, the Middle East and Africa, net sales in the third quarter of 2012 decreased 14.3% to $43.8 million, compared to $51.1 million in the third quarter of 2011. Excluding the unfavorable impact of foreign currency fluctuations, net sales decreased $2.8 million, or 5.5%, primarily driven by a higher returns accrual of $1.6 million recorded in the third quarter of 2012 related to the September 2012 Program and lower net sales of fragrances. From a country perspective, net sales decreased in Italy, France and the U.K., partially driven by the $1.6 million higher returns accrual noted above (which together contributed 6.7 percentage points to the decrease in the region’s net sales in the third quarter of 2012, as compared to the third quarter of 2011). The decrease in the region’s net sales was partially offset by an increase in net sales in South Africa (which offset by 1.7 percentage points the decrease in the region’s net sales in the third quarter of 2012, as compared to the third quarter of 2011).

Year-to-date results:

In Europe, the Middle East and Africa, net sales in the first nine months of 2012 decreased 12.3% to $134.0 million, compared to $152.8 million in the first nine months of 2011. Excluding the unfavorable impact of foreign currency fluctuations, net sales decreased $5.4 million, or 3.5%, primarily driven by lower net sales of fragrances and a higher returns accrual of $1.6 million recorded in the third quarter of 2012 related to the September 2012 Program. From a country perspective, net sales decreased in certain distributor territories, Italy and France, partially driven by the $1.6 million higher returns accrual noted above (which together contributed 4.6 percentage points to the decrease in the region’s net sales in the first nine months of 2012, as compared to the first nine months of 2011). The decrease in the region’s net sales was partially offset by an increase in net sales in South Africa (which offset by 1.2 percentage points the decrease in the region’s net sales in the first nine months of 2012, as compared to the first nine months of 2011).

Latin America

Third quarter results:

In Latin America, net sales in the third quarter of 2012 increased 19.5% to $30.6 million, compared to $25.6 million in the third quarter of 2011. Excluding the unfavorable impact of foreign currency fluctuations, net sales increased $6.3 million, or 24.6%, primarily driven by higher net sales of Revlon ColorSilk hair color, Revlon color cosmetics and other beauty care products. From a country perspective, net sales increased in Venezuela, primarily due to the loss of sales during the third quarter of 2011 as a result of the June 2011 fire which destroyed Revlon Venezuela’s facility. Net sales in Argentina and Venezuela also benefited from higher selling prices given market conditions and inflation, which accounted for approximately 25% of the $6.3 million increase in the region’s net sales.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(all tabular amounts in millions)

Year-to-date results:

In Latin America, net sales in the first nine months of 2012 increased 13.1% to $89.2 million, compared to $78.9 million in the first nine months of 2011. Excluding the unfavorable impact of foreign currency fluctuations, net sales increased $15.3 million, or 19.4%, primarily driven by higher net sales of Revlon ColorSilk hair color and Revlon color cosmetics. From a country perspective, net sales increased throughout the region. Venezuela’s increase in net sales in the nine months of 2012 was partially driven by the loss of sales during June through September 2011 as a result of the June 2011 fire which destroyed Revlon Venezuela’s facility. Net sales in Argentina and Venezuela also benefited from higher selling prices given market conditions and inflation, which accounted for approximately 40% of the $15.3 million increase in the region’s net sales.

Canada

Third quarter results:

In Canada, net sales in the third quarter of 2012 increased 10.7% to $19.7 million, compared to $17.8 million in the third quarter of 2011. Excluding the unfavorable impact of foreign currency fluctuations, net sales increased $2.2 million, or 12.4%, primarily driven by higher net sales of Revlon color cosmetics.

Year-to-date results:

In Canada, net sales in the first nine months of 2012 increased 6.8% to $58.2 million, compared to $54.5 million in the first nine months of 2011. Excluding the unfavorable impact of foreign currency fluctuations, net sales increased $5.2 million, or 9.5%, primarily driven by higher net sales of Revlon color cosmetics.

Gross profit:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Gross profit	$220.0	$214.1	$5.9	$667.7	$663.3	$4.4
Percentage of net sales	63.4%	63.5%		64.5%	64.9%

The 0.1 percentage point decrease in gross profit as a percentage of net sales in the third quarter of 2012, compared to the third quarter of 2011, was primarily due to:

•	the impact of product mix, which reduced gross profit as a percentage of net sales by 1.0 percentage point;

•	higher costs related to inventory obsolescence, which reduced gross profit as a percentage of net sales by 0.7 percentage points; and

•	restructuring related charges recognized in connection with the September 2012 Program, which reduced gross profit as a percentage of net sales by 0.5 percentage points;

with the foregoing partially offset by:

•	lower manufacturing and freight costs, as a result of supply chain cost reduction initiatives, which increased gross profit as a percentage of net sales by 1.3 percentage points; and

•	lower allowances, which increased gross profit as a percentage of net sales by 0.6 percentage points.

The 0.4 percentage point decrease in gross profit as a percentage of net sales in the first nine months of 2012, compared to the first nine months of 2011, was primarily due to:

•	the impact of product mix, which reduced gross profit as a percentage of net sales by 1.1 percentage points; and

•	restructuring related charges recognized in connection with the September 2012 Program, which reduced gross profit as a percentage of net sales by 0.2 percentage points;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(all tabular amounts in millions)

with the foregoing partially offset by:

•	lower manufacturing and freight costs, as a result of supply chain cost reduction initiatives, which increased gross profit as a percentage of net sales by 0.9 percentage points.

SG&A expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
SG&A expenses	$174.7	$167.7	$(7.0)	$524.4	$520.1	$(4.3)

SG&A expenses increased $7.0 million in the third quarter of 2012, as compared to the third quarter of 2011, primarily driven by:

•	$4.4 million lower benefit from insurance proceeds related to the Venezuela fire recognized in SG&A expenses in the third quarter of 2012, as compared to the third quarter of 2011; and

•	$3.1 million of higher advertising expenses, primarily due to the timing of advertising campaigns in the third quarter of 2012 compared to the third quarter of 2011.

SG&A expenses increased $4.3 million in the first nine months of 2012, as compared to the first nine months of 2011, primarily driven by:

•

$11.2 million of higher general and administrative expenses, principally due to higher incentive compensation expense primarily due to the timing, within 2012, of expense recognized in the first nine months of 2012 as compared to the first nine months of 2011 and higher insurance expense; and

•	$3.3 million lower benefit from insurance proceeds related to the Venezuela fire recognized in SG&A expenses in the first nine months of 2012, as compared to the first nine months of 2011;

with the foregoing partially offset by:

•	$8.3 million of favorable impact of foreign currency fluctuations; and

•	$5.2 million of lower advertising expenses primarily due to the timing of advertising campaigns in 2012 compared to 2011.

Restructuring charges:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Restructuring charges	$21.0	$—	$(21.0)	$21.0	$—	$(21.0)

During the third quarter of 2012, the Company recorded charges totaling $24.1 million related to the restructuring that the Company announced in September 2012 (the “September 2012 Program”), which primarily involved the Company exiting its owned manufacturing facility in France and its leased manufacturing facility in Maryland; rightsizing its organizations in France and Italy; and realigning its operations in Latin America, including consolidating Latin America and Canada into a single operating region, which will be effective in the fourth quarter of 2012. Certain of the actions are subject to consultations with employees, works councils or

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(all tabular amounts in millions)

unions, and government authorities. Of the $24.1 million charge: (a) $21.0 million is recorded in restructuring charges; (b) $1.6 million is recorded as a reduction to net sales; (c) $1.1 million is recorded in cost of goods sold; and (d) $0.4 million is recorded in SG&A expenses.

The Company expects to recognize approximately $1.0 million in additional charges for a total of approximately $25 million in charges related to the September 2012 Program. Of the total expected charge of $25 million, approximately $23 million will be cash that is expected to be paid over the next eighteen months. Annualized cost reductions associated with the September 2012 Program are expected to be approximately $10 million, $9 million of which is expected to benefit 2013.

Interest expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Interest expense	$21.4	$21.9	$0.5	$64.1	$69.3	$5.2

The $0.5 million decrease in interest expense in the third quarter of 2012, as compared to the third quarter of 2011, was primarily due to lower weighted average borrowing rates as a result of the 2012 Non-Contributed Loan Assignment (as hereinafter defined).

The $5.2 million decrease in interest expense in the first nine months of 2012, as compared to the first nine months of 2011, was primarily due to lower weighted average borrowing rates as a result of the 2011 Term Loan Facility Refinancing.

Loss on early extinguishment of debt, net:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Loss on early extinguishment of debt, net	$—	$—	$—	$—	$11.3	$11.3

During the second quarter of 2011, Products Corporation consummated the refinancing of its term loan facility and revolving credit facility (together referred to as the “2011 Refinancings”), reducing interest rates and extending maturities, consisting of the following transactions:

•

In May 2011, Products Corporation consummated a refinancing of its term loan facility (the “2011 Term Loan Facility Refinancing”), which was scheduled to mature on March 11, 2015 and had $794.0 million aggregate principal amount outstanding at December 31, 2010 (the “2010 Term Loan Facility”), with a 6.5-year, $800.0 million term loan facility due November 19, 2017 (the “2011 Term Loan Facility”) under a third amended and restated term loan agreement dated May 19, 2011 (the “2011 Term Loan Agreement”); and

•

In June 2011, Products Corporation consummated a refinancing of its revolving credit facility, which was scheduled to mature on March 11, 2014 and had nil outstanding borrowings at December 31, 2010, with a 5-year, $140.0 million asset-based, multi-currency revolving credit facility due June 16, 2016 (the “2011 Revolving Credit Facility”) under a third amended and restated revolving credit agreement dated June 16, 2011 (the “2011 Revolving Credit Agreement” and together with the 2011 Term Loan Agreement, the “2011 Credit Agreements”).

As a result of the 2011 Refinancings, the Company recognized a loss on the early extinguishment of debt of $11.3 million in the first nine months of 2011, due to $1.9 million of fees which were expensed as incurred in connection with the 2011 Refinancings, as well as the write-off of $9.4 million of unamortized debt discount and deferred financing fees as a result of such refinancings.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(all tabular amounts in millions)

Foreign currency (gains) losses, net:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Foreign currency (gains) losses, net	$(0.1)	$(0.9)	$(0.8)	$2.0	$2.4	$0.4

The decrease in foreign currency gains of $0.8 million in the third quarter of 2012, as compared to the third quarter of 2011, was primarily driven by:

•

foreign currency losses for the third quarter of 2012 compared to foreign currency gains for the third quarter of 2011 related to the Company’s foreign currency forward exchange contracts (“FX Contracts”);

with the foregoing partially offset by:

•

the favorable impact of the revaluation of certain U.S. Dollar denominated intercompany payables and foreign currency denominated intercompany receivables from the Company’s foreign subsidiaries during the third quarter of 2012 compared to the third quarter of 2011.

The decrease in foreign currency losses of $0.4 million in the first nine months of 2012, as compared to the first nine months of 2011, was primarily driven by:

•

the favorable impact of the revaluation of certain U.S. Dollar denominated intercompany payables and foreign currency denominated intercompany receivables from the Company’s foreign subsidiaries during the first nine months of 2012 compared to the first nine months of 2011; and

•

a foreign currency loss of $1.7 million recorded in the first nine months of 2011 related to the re-measurement of Revlon Venezuela’s balance sheet that did not recur in 2012. See “Financial Condition, Liquidity and Capital Resources – Impact of Foreign Currency Translation – Venezuela” in this Form 10-Q for further discussion;

with the foregoing partially offset by:

•	foreign currency losses related to the Company’s FX Contracts for the first nine months of 2012 compared to foreign currency gains in the first nine months of 2011.

Provision for income taxes:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Provision for income taxes	$12.0	$19.1	$7.1	$33.1	$31.6	$(1.5)

The $7.1 million decrease in the provision for income taxes in the third quarter of 2012 as compared to the third quarter of 2011 was primarily attributable to decreased pre-tax income.

The $1.5 million increase in the provision for income taxes in the first nine months of 2012 as compared to the first nine months of 2011 was primarily attributable to certain favorable discrete items that benefited the provision for income taxes in the first nine months of 2011 and did not recur in the first nine months of 2012, partially offset by the favorable resolution of tax matters in certain foreign jurisdictions in 2012.

The effective tax rate for the three and nine months ended September 30, 2012 is higher than the federal statutory rate of 35% due principally to: (a) the impact of certain expenses for which there is no tax benefit recognized primarily related to the restructuring charges recorded during the third quarter and first nine months

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(all tabular amounts in millions)

of 2012 (see Note 4, “Restructuring Charges” in this Form 10-Q); (b) foreign dividends and earnings taxable in the U.S.; and (c) foreign and U.S. tax effects attributable to operations outside the U.S., including pre-tax losses in a number of jurisdictions outside the U.S. for which there is no tax benefit recognized in the third quarter and first nine months of 2012; partially offset by various discrete items, including the favorable resolution of tax matters in certain foreign jurisdictions.

As a result of the reduction of the Company’s deferred tax valuation allowance in the U.S. during 2010, the Company’s tax provision has generally reflected a higher effective tax rate beginning with the first quarter of 2011. However, the increase in the effective tax rate did not affect the Company’s cash taxes paid in 2011, and will not affect the Company’s cash taxes paid in 2012 and thereafter until the Company has fully used its tax loss carryforwards and other tax attributes in the U.S. See Note 12, “Income Taxes,” to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2012 (the “2011 Form 10-K”).

The Company expects that its tax provision and effective tax rate in any individual quarter will vary and may not be indicative of the Company’s tax provision and effective tax rate for the full year.

Financial Condition, Liquidity and Capital Resources

At September 30, 2012, the Company had a liquidity position of $160.3 million, consisting of cash and cash equivalents (net of any outstanding checks) of $33.9 million, as well as $126.4 million in available borrowings under the 2011 Revolving Credit Facility, based upon the borrowing base less $10.4 million of undrawn outstanding letters of credit and nil then drawn under the 2011 Revolving Credit Facility. (See also Note 3, “Business Acquisition” to the Consolidated Financial Statements).

Cash Flows

At September 30, 2012, the Company had cash and cash equivalents of $45.2 million, compared with $101.7 million at December 31, 2011. The following table summarizes the Company’s cash flows from operating, investing and financing activities for the nine months ended September 30, 2012 and September 30, 2011:

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$17.9	$20.2
Net cash used in investing activities	(80.4)	(48.4)
Net cash provided by financing activities	5.7	4.6
Effect of exchange rate changes on cash and cash equivalents	0.3	(3.2)

Operating Activities

Net cash provided by operating activities in the first nine months of 2012 was $17.9 million, as compared to net cash provided by operating activities of $20.2 million in the first nine months of 2011. As compared to the first nine months of 2011, cash provided by operating activities in the first nine months of 2012 was primarily impacted by the renewal and partial pre-payment of certain of the Company’s multi-year insurance programs, which was partially offset by lower cash interest paid.

Investing Activities

Net cash used in investing activities was $80.4 million and $48.4 million for the first nine months of 2012 and 2011, respectively. Net cash used in investing activities for the first nine months of 2012 included a cash

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(all tabular amounts in millions)

payment of $66.2 million for the Pure Ice Acquisition (as hereinafter defined) and $14.8 million of cash used for capital expenditures; partially offset by proceeds of $0.4 million related to the sale of the freshMinerals brand. In July 2012, the Company acquired certain assets, including trademarks and other intellectual property related to Pure Ice nail enamel and Bon Bons cosmetics brands (the “Pure Ice Acquisition”). Net cash used in investing activities for the first nine months of 2011 included a cash payment of $39.0 million for the SinfulColors Acquisition (as hereinafter defined) and $9.6 million of cash used for capital expenditures. In March 2011, the Company acquired certain assets, including trademarks and other intellectual property, inventory, certain receivables and manufacturing equipment, related to SinfulColors cosmetics, Wild and Crazy cosmetics, freshMinerals cosmetics and freshcover cosmetics, which products are sold principally in the U.S. mass retail channel (the “SinfulColors Acquisition”).

Financing Activities

Net cash provided by financing activities was $5.7 million and $4.6 million for the first nine months of 2012 and 2011, respectively.

Net cash provided by financing activities for the first nine months of 2012 included:

•	a $12.5 million increase in short term borrowings and overdraft;

with the foregoing partially offset by:

•	an aggregate $6.0 million of scheduled amortization payments on the 2011 Term Loan Facility.

Net cash provided by financing activities for the first nine months of 2011 included:

•

cash provided by Products Corporation’s issuance of the $800.0 million aggregate principal amount of the 2011 Term Loan Facility, or $796.0 million, net of discounts, as well as a $10.0 million increase in short-term borrowings and overdraft, partially offset by cash used for the repayment of $794.0 million remaining aggregate principal amount of Products Corporation’s 2010 Term Loan Facility;

with the foregoing partially offset by:

•	payment of $4.2 million of the $4.3 million of fees incurred in connection with the 2011 Refinancings; and

•	a $2.0 million scheduled amortization payment on the 2011 Term Loan Facility.

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

Products Corporation was in compliance with all applicable covenants under the 2011 Credit Agreements as of September 30, 2012 and as of December 31, 2011. At September 30, 2012, the aggregate principal amount outstanding under the 2011 Term Loan Facility was $790.0 million and availability under the 2011 Revolving Credit Facility, based upon the calculated borrowing base less $10.4 million of outstanding undrawn letters of credit and nil then drawn on the 2011 Revolving Credit Facility, was $126.4 million. (See also Note 3, “Business Acquisitions”). During the three and nine months ended September 30, 2012, the average borrowings outstanding under the 2011 Revolving Credit Facility were $16.2 million and $5.4 million, respectively.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(all tabular amounts in millions)

9 3/4% Senior Secured Notes due 2015

For detail regarding the 9 3/4% Senior Secured Notes, due November 2015, see Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2011 Form 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources – 9 3/4% Senior Secured Notes due 2015” in the Company’s 2011 Form 10-K.

Products Corporation was in compliance with all applicable covenants under its 9 3/4% Senior Secured Notes indenture as of September 30, 2012.

Senior Subordinated Term Loan

Products Corporation is party to the Senior Subordinated Term Loan Agreement with MacAndrews & Forbes, consisting of (i) the $58.4 million principal amount of the $107.0 million aggregate principal amount of the Senior Subordinated Term Loan (the “Non-Contributed Loan”) which, at December 31, 2011, remained owing from Products Corporation to MacAndrews & Forbes, and which matures on October 8, 2014, and (ii) the $48.6 million of the $107.0 million aggregate principal amount of the Senior Subordinated Term Loan that MacAndrews & Forbes contributed to Revlon, Inc. in connection with the October 2009 consummation of Revlon, Inc.’s exchange offer (the “Contributed Loan”), which remains due from Products Corporation to Revlon, Inc. and which matures on October 8, 2013.

On April 30, 2012, MacAndrews & Forbes exercised its right to assign its interest in the Non-Contributed Loan (the “2012 Non-Contributed Loan Assignment”). In connection with such assignment, Products Corporation entered into an Amended and Restated Senior Subordinated Term Loan Agreement with MacAndrews & Forbes (the “Amended and Restated Senior Subordinated Term Loan Agreement”), and a related Administrative Letter was entered into with Citibank, N.A. and MacAndrews & Forbes, to among other things:

•

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

•

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

•	designate Citibank, N.A. as the administrative agent for the Non-Contributed Loan.

Concurrently with the effectiveness of the Amended and Restated Senior Subordinated Term Loan Agreement, MacAndrews & Forbes assigned its entire interest in the Non-Contributed Loan to several third parties.

Impact of Foreign Currency Translation – Venezuela

During the third quarter of 2012 and 2011, Revlon Venezuela had net sales of approximately 2% and 1% of the Company’s consolidated net sales. During the first nine months of 2012 and 2011, Revlon Venezuela had net sales of approximately 2% of the Company’s consolidated net sales. At September 30, 2012 and December 31, 2011, total assets in Revlon Venezuela were approximately 2% of the Company’s total assets.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(all tabular amounts in millions)

Highly-Inflationary Economy: Effective January 1, 2010, Venezuela was designated as a highly inflationary economy under U.S. GAAP. As a result, beginning January 1, 2010, the U.S. dollar is the functional currency for Revlon Venezuela. Through December 31, 2009, prior to Venezuela being designated as highly inflationary, currency translation adjustments of Revlon Venezuela’s balance sheet were reflected in stockholder’s deficiency as part of Other Comprehensive (Loss) Income; however, subsequent to January 1, 2010, such adjustments are reflected in earnings.

Currency Restrictions: Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted Revlon Venezuela’s ability to obtain U.S. dollars in exchange for Bolivars at the official foreign exchange rates from the Venezuelan government and its foreign exchange commission, the Comisión de Administracion de Divisas (“CADIVI”). In May 2010, the Venezuelan government took control over the previously freely-traded foreign currency exchange market and in June 2010, replaced it with a new foreign currency exchange system, the Sistema de Transacciones en Moneda Extranjera (“SITME”). SITME provides a mechanism to exchange Bolivars into U.S. dollars. However, U.S. dollars accessed through SITME can only be used for product purchases and related services, such as freight, and are not available for other transactions, such as the payment of dividends. Also, SITME can only be accessed for amounts of up to $50,000 per day, subject to a monthly maximum of $350,000 per legal entity, and is generally only available to the extent the applicant has not exchanged and received U.S. dollars from CADIVI within the previous 90 days. In the second quarter of 2011, the Company began using a SITME rate of 5.5 Bolivars per U.S. dollar to translate Revlon Venezuela’s financial statements, as this was the rate at which the Company accessed U.S. dollars in the SITME market during this period (the “SITME Rate”). The Company had previously utilized Venezuela’s official exchange rate of 4.3 Bolivars per U.S. dollar to translate Revlon Venezuela’s financial statements from January 1, 2010 through March 31, 2011. In the third quarter and first nine months of 2012, the Company continued using the SITME Rate to translate Revlon Venezuela’s financial statements.

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

The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, insurance premiums, purchases of permanent wall displays, capital expenditure requirements, debt service payments and costs, tax payments, pension and post-retirement benefit plan contributions, payments in connection with the Company’s restructuring programs, severance not otherwise included in the Company’s restructuring programs and debt repurchases. The Company’s cash contributions to its pension and post-retirement benefit plans in the first nine months of 2012 were $26.8 million. The Company expects cash contributions to its pension and post-retirement benefit plans to be approximately $30 million for all of 2012. The Company’s cash taxes paid in the first nine months of 2012 were $13.6 million. The Company expects to pay cash taxes of approximately $20 million for all of 2012. The Company’s purchases of permanent wall displays and capital expenditures in the first nine months of 2012 were $31.2 million and $14.8 million, respectively. The Company expects purchases of permanent wall displays and capital expenditures for all of 2012 to be approximately $45 million and $25 million, respectively.

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

Products Corporation enters into foreign currency forward exchange contracts and option contracts from time to time to hedge certain net cash flows denominated in currencies other than the local currencies of the Company’s foreign and domestic operations. The foreign currency forward exchange contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. At September 30, 2012, the notional amount and fair value of FX Contracts outstanding was $47.3 million and $(0.9) million, respectively.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(all tabular amounts in millions)

Disclosures about Contractual Obligations and Commercial Commitments

As of September 30, 2012, there were no material changes to the Company’s total contractual cash obligations, as set forth in the contractual obligations and commercial commitments table included in the Company’s 2011 Form 10-K, other than those entered into in April 2012 in connection with the Amended and Restated Senior Subordinated Term Loan Agreement.

The following reflects the impact of the Amended and Restated Senior Subordinated Term Loan Agreement on the Company’s interest on long-term debt:

	Payments Due by Period (dollars in millions)
Contractual Obligations As of September 30, 2012	Total	2012 Q4	2013-2014	2015-2016	After 2016
Interest on long-term debt (a)	$316.2	$29.5	$148.9	$105.8	$32.0
Interest on long-term debt-affiliates (b)	7.7	1.5	6.2	—	—

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company’s policy is to manage market risk through a combination of fixed and floating rate debt. The Company from time to time makes use of derivative financial instruments to adjust its fixed and floating rate ratio. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in Item 7A of the Company’s 2011 Form 10-K (“Item 7A”) describes significant aspects of the Company’s financial instrument programs that have material market risk as of December 31, 2011. The following tables present the information required by Item 7A as of September 30, 2012:

Interest Rate Sensitivity

	Expected Maturity Date for the year ended December 31,
	(dollars in millions, except for rate information)
	2012	2013	2014		2015	2016	Thereafter	Total	Fair Value September 30, 2012
Debt
Short-term variable rate (various currencies)	$8.3							$8.3	$8.3
Average interest rate (a)	5.9%
Long-term fixed rate – third party ($US)					$330.0			330.0	347.7
Average interest rate					9.75%
Long-term fixed rate – affiliates ($US)		$48.6 (b)						48.6	49.3
Average interest rate		12.75%
Long-term variable rate – third party ($US)	2.0	8.0	$66.4	(c)	8.0	$8.0	$756.0	848.4	846.3
Average interest rate (a)(d)	4.8%	4.8%	8.0%		4.8%	4.8%	4.8%

Total debt	$10.3	$56.6	$66.4		$338.0	$8.0	$756.0	$1,235.3	$1,251.6

(a)	Weighted average variable rates are based upon implied forward rates from the U.S. Dollar LIBOR yield curves at September 30, 2012.
(b)

Represents the $48.6 million of the $107.0 million aggregate principal amount of the Amended and Restated Senior Subordinated Term Loan that MacAndrews & Forbes contributed to Revlon, Inc. in connection with the October 2009 consummation of Revlon Inc.’s exchange offer (the “Contributed Loan”), which remains due from Products Corporation to Revlon, Inc. and which matures on October 8, 2013.

(c)

Includes (i) the $58.4 million of the $107.0 million aggregate principal amount of the Amended and Restated Senior Subordinated Term Loan that remains owing from Products Corporation to various third parties (the “Non-Contributed Loan”), which loan matures on October 8, 2014 and bears interest at a floating rate of LIBOR plus 7%, with a 1.5% LIBOR floor, which is payable quarterly in arrears in cash and (ii) $8.0 million of mandatory aggregate quarterly principal repayments related to the 2011 Term Loan Facility.

(d)	The 2011 Term Loan Facility bears interest at the Eurodollar Rate (as defined in the 2011 Term Loan Agreement) plus 3.50% annum (with the Eurodollar Rate not to be less than 1.25%).

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Exchange Rate Sensitivity

Forward Contracts	Average Contractual Rate $/FC	Original US Dollar Notional Amount	Contract Value September 30, 2012	Fair Value September 30, 2012
Sell Canadian Dollars/Buy USD	0.9885	$18.5	$18.0	$(0.5)
Sell Australian Dollars/Buy USD	1.0091	16.1	15.8	(0.3)
Sell South African Rand/Buy USD	0.1187	6.2	6.2	—
Buy Australian Dollars/Sell New Zealand Dollars	1.2804	5.4	5.3	(0.1)
Sell Hong Kong Dollars/Buy USD	0.1290	0.9	0.9	—
Sell New Zealand Dollars/Buy USD	0.7950	0.2	0.2	—

Total forward contracts		$47.3	$46.4	$(0.9)

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

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company’s actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company’s expectations and estimates (whether qualitative or quantitative) as to:

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

advertising, promotional and/or marketing plans; or if the Company’s expenses, including, without limitation, for pension expense under its benefit plans, insurance premiums, advertising, promotional and marketing activities or for sales returns related to any reduction of retail space, product discontinuances or otherwise, exceed the anticipated level of expenses;

(iii)	the Company’s belief that the continued execution of its business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands, further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, any of which, the intended purpose of which would be to create value through profitable growth, could result in the Company making investments and/or recognizing charges related to executing against such opportunities and the Company’s expectations that any such activities may be funded with cash on hand, funds available under the 2011 Revolving Credit Facility and/or other permitted additional sources of capital, which actions could increase the Company’s total debt;

(iv)	the effect of restructuring activities, restructuring costs and charges, the timing of restructuring payments and the benefits from such activities, including, without limitation, the Company’s expectation that annualized cost reductions associated with the September 2012 Program are expected to be approximately $10 million, $9 million of which is expected to benefit 2013; the Company’s expectation to recognize approximately $1.0 million in additional charges, for a total of approximately $25 million in charges related to the September 2012 Program; and the Company’s expectation that of the total charge of $25 million, approximately $23 million will be cash that is expected to be paid over the next eighteen months;

(v)	the Company’s expectations regarding its strategic goal to profitably grow its business and as to the business strategies employed to achieve this goal, which are: (a) continuing to build its strong brands by focusing on innovative, high-quality, consumer-preferred brand offering; effective consumer brand communication; appropriate levels of advertising and promotion; and superb execution with its retail partners; (b) continuing to develop its organizational capability through attracting, retaining and rewarding highly capable people and through performance management, development planning, succession planning and training; (c) continuing to drive common global processes which are designed to provide the most efficient and effective allocation of its resources; (d) continuing to focus on increasing its operating profit and cash flow; and (e) continuing to improve its capital structure by focusing on strengthening its balance sheet and reducing debt;

(vi)	the Company’s expectation that operating revenues, cash on hand and funds available for borrowing under Products Corporation’s 2011 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2012, including the cash requirements referred to in item (viii) below;

(vii)	the Company’s expected principal sources of funds, including operating revenues, cash on hand and funds available for borrowing under Products Corporation’s 2011 Revolving Credit Facility and other permitted lines of credit;

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

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

(ix)	matters concerning the Company’s market-risk sensitive instruments, as well as the Company’s expectations as to the counterparty’s performance, including that any loss arising from the non-performance by the counterparty would not be material;

(x)	the Company’s plan to efficiently manage working capital, including, among other things, programs intended to optimize inventory levels over time; centralized procurement to secure discounts and efficiencies; prudent management of accounts receivable and accounts payable; and controls on general and administrative spending; and the Company’s belief that in the ordinary course of business, its source or use of cash from operating activities may vary on a quarterly basis as a result of a number of factors, including the timing of working capital flows;

(xi)	the Company’s expectations regarding its future net periodic benefit cost for its U.S. and international defined benefit plans;

(xii)	the Company’s belief that it maintains comprehensive property insurance, as well as business interruption insurance; and the Company’s belief that the business interruption losses incurred through September 30, 2012 are not indicative of future business interruption losses for insurance purposes or future expected profits for Revlon Venezuela; and

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

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

(ii)	in addition to the items discussed in (i) above, the effects of and changes in economic conditions (such as continued volatility in the financial markets, inflation, monetary conditions and foreign currency fluctuations and currency controls, as well as in trade, monetary, fiscal and tax policies in international markets) and political conditions (such as military actions and terrorist activities);

(iii)	unanticipated costs or difficulties or delays in completing projects associated with the continued execution of the Company’s business strategy or lower than expected revenues or the inability to create value through profitable growth as a result of such strategy, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more brands or product lines, launching of new product lines, including difficulties or delays, or higher than expected expenses, including for sales returns, in launching its new products, acquiring businesses or brands, further refining its approach to retail merchandising, and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company’s manufacturing, sourcing, supply chain or organizational size and structure, as well as the unavailability of cash on hand and/or funds under the 2011 Revolving Credit Facility or from other permitted additional sources of capital to fund such potential activities;

(iv)	difficulties, delays or unanticipated costs or charges or less than expected savings and other benefits resulting from the Company’s restructuring activities, such as greater than anticipated costs or charges or less than anticipated cost reductions or other benefits from the September 2012 Program and the risk that any of such programs may not satisfy the Company’s objectives;

(v)

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

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

(vi)	lower than expected operating revenues, cash on hand and/or funds available under the 2011 Revolving Credit Facility and/or other permitted lines of credit or higher than anticipated operating expenses, such as referred to in clause (viii) below;

(vii)	the unavailability of funds under Products Corporation’s 2011 Revolving Credit Facility or other permitted lines of credit;

(viii)	higher than expected operating expenses, insurance premiums, sales returns, working capital expenses, permanent wall display costs, capital expenditures, debt service payments, tax payments, cash pension plan contributions, post-retirement benefit plan contributions and/or net periodic benefit costs for the pension and other post-retirement benefit plans;

(ix)	interest rate or foreign exchange rate changes affecting the Company and its market-risk sensitive financial instruments and/or difficulties, delays or the inability of the counterparty to perform such transactions;

(x)	difficulties, delays or the inability of the Company to efficiently manage working capital;

(xi)	lower than expected returns on pension plan assets and/or lower discount rates, which could result in higher than expected cash contributions and/or net periodic benefit costs;

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

Item 6.	Exhibits

*31.1	Certification of Alan T. Ennis, Chief Executive Officer, dated October 25, 2012, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

*31.2	Certification of Steven Berns, Chief Financial Officer, dated October 25, 2012, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1 (furnished herewith)	Certification of Alan T. Ennis, Chief Executive Officer, dated October 25, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (furnished herewith)	Certification of Steven Berns, Chief Financial Officer, dated October 25, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*101.DEF	XBRL Taxonomy Extension Definition Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 25, 2012

REVLON CONSUMER PRODUCTS CORPORATION

Registrant

By: /s/ Steven Berns	By: /s/ Gina M. Mastantuono
Steven Berns	Gina M. Mastantuono
Executive Vice President and Chief Financial Officer	Senior Vice President, Corporate Controller and Chief Accounting Officer