Form 10-Q
period 2013-03-31
REVLON CONSUMER PRODUCTS CORP
filed 2013-04-25
CIK 890547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                 Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock was 5,260 shares as of March 31, 2013, all of which were held by one affiliate, Revlon, Inc.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$120.8	$116.3
Trade receivables, less allowance for doubtful accounts of $3.5 as of March 31, 2013 and December 31, 2012	185.9	216.0
Inventories	128.2	114.7
Deferred income taxes – current	49.4	48.5
Receivable from Revlon, Inc.	77.7	75.1
Prepaid expenses and other	54.8	45.4
Total current assets	616.8	616.0
Property, plant and equipment, net of accumulated depreciation of $228.9 and $226.0 as of March 31, 2013 and December 31, 2012, respectively	100.3	99.5
Deferred income taxes – noncurrent	202.7	203.1
Goodwill	217.8	217.8
Intangible assets, net of accumulated amortization of $31.2 and $29.7 as of March 31, 2013 and December 31, 2012, respectively	67.6	68.8
Other assets	100.3	92.5
Total assets	$1,305.5	$1,297.7

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current liabilities:
Short-term borrowings	$5.0	$5.0
Current portion of long-term debt	—	21.5
Current portion of long-term debt - affiliates	48.6	48.6
Accounts payable	111.9	101.8
Accrued expenses and other	209.4	264.7
Total current liabilities	374.9	441.6
Long-term debt	1,227.6	1,145.8
Long-term pension and other post-retirement plan liabilities	228.2	233.7
Other long-term liabilities	54.7	53.3
Commitments and contingencies
Stockholder's deficiency:
RCPC Preferred Stock, par value $1.00 per share; 1,000 shares authorized; 546 shares issued and outstanding as of March 31, 2013 and December 31, 2012	54.6	54.6
Common Stock, par value $1.00 per share; 10,000 shares authorized; 5,260 shares issued and outstanding as of March 31, 2013 and December 31, 2012	—	—
Additional paid-in capital	946.3	946.3
Accumulated deficit	(1,373.7)	(1,369.4)
Accumulated other comprehensive loss	(207.1)	(208.2)
Total stockholder's deficiency	(579.9)	(576.7)
Total liabilities and stockholder's deficiency	$1,305.5	$1,297.7

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(dollars in millions)

	Three Months Ended March 31,
	2013	2012

Net sales	$331.9	$330.7
Cost of sales	116.9	115.7
Gross profit	215.0	215.0
Selling, general and administrative expenses	164.9	169.3
Restructuring charges	0.2	—
Operating income	49.9	45.7
Other expenses, net:
Interest expense	20.3	21.6
Amortization of debt issuance costs	0.8	0.8
Loss on early extinguishment of debt	27.9	—
Foreign currency losses, net	3.3	1.7
Miscellaneous, net	0.1	0.2
Other expenses, net	52.4	24.3
(Loss) income before income taxes	(2.5)	21.4
Provision for income taxes	1.8	11.4
Net (loss) income	$(4.3)	$10.0
Other comprehensive income:
Currency translation adjustment, net of tax (a)	(0.8)	1.2
Amortization of pension related costs, net of tax (b)(c)	1.9	3.8
Other comprehensive income	1.1	5.0
Total comprehensive (loss) income	$(3.2)	$15.0

(a)	Net of tax of $0.3 million and $(0.7) million for the three months ended March 31, 2013 and 2012, respectively.

(b)	Net of tax of $(0.3) million for each of the three months ended March 31, 2013 and 2012.

(c)
This other comprehensive income component is included in the computation of net periodic benefit (income) costs. See Note 2, “Pension and Post-Retirement Benefits,” for additional information regarding net periodic benefit (income) costs.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY
(dollars in millions)

	RCPC Preferred Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Deficiency

Balance, January 1, 2013	$54.6	$946.3	$(1,369.4)	$(208.2)	$(576.7)
Net loss			(4.3)		(4.3)
Other comprehensive income(a)				1.1	1.1
Balance, March 31, 2013	$54.6	$946.3	$(1,373.7)	$(207.1)	$(579.9)

(a)	See Note 7, “Accumulated Other Comprehensive Loss,” regarding the changes in the accumulated balances for each component of other comprehensive income during the first three months of 2013.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4.3)	$10.0
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	17.0	15.4
Amortization of debt discount	0.4	0.4
Stock compensation amortization	—	0.3
(Benefit from) provision for deferred income taxes	(1.1)	6.6
Loss on early extinguishment of debt	27.9	—
Amortization of debt issuance costs	0.8	0.8
(Gain) loss on sale of certain assets	(0.4)	0.1
Pension and other post-retirement (income) costs	(0.1)	1.4
Change in assets and liabilities:
Decrease in trade receivables	26.9	23.8
Increase in inventories	(15.4)	(16.7)
Increase in prepaid expenses and other current assets	(13.1)	(14.6)
Increase (decrease) in accounts payable	11.0	(6.5)
Decrease in accrued expenses and other current liabilities	(48.2)	(12.6)
Pension and other post-retirement plan contributions	(2.7)	(6.2)
Purchases of permanent displays	(11.1)	(8.5)
Other, net	(4.5)	(14.1)
Net cash used in operating activities	(16.9)	(20.4)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5.5)	(3.5)
Proceeds from the sale of certain assets	0.4	—
Net cash used in investing activities	(5.1)	(3.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings and overdraft	0.2	10.9
Proceeds from the issuance of the 5¾% Senior Notes	500.0	—
Repayment of the 9¾% Senior Secured Notes	(330.0)	—
Repayments under the 2011 Term Loan Facility	(113.0)	(2.0)
Payment of financing costs	(27.9)	—
Other financing activities	(0.6)	0.2
Net cash provided by financing activities	28.7	9.1
Effect of exchange rate changes on cash and cash equivalents	(2.2)	0.6
Net increase (decrease) in cash and cash equivalents	4.5	(14.2)
Cash and cash equivalents at beginning of period	116.3	101.7
Cash and cash equivalents at end of period	$120.8	$87.5
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$25.8	$13.7
Income taxes, net of refunds	2.6	3.1

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Revlon Consumer Products Corporation ("Products Corporation" and together with its subsidiaries, the "Company"), operates in a single segment and manufactures, markets and sells an extensive array of cosmetics, women’s hair color, beauty tools, anti-perspirant deodorants, fragrances, skincare and other beauty care products. The Company’s vision is glamour, excitement and innovation through high-quality products at affordable prices. The Company's principal customers include large mass volume retailers and chain drug and food stores in the U.S., as well as certain department stores and other specialty stores, such as perfumeries, outside the U.S. The Company also sells beauty products to U.S. military exchanges and commissaries and has a licensing business pursuant to which the Company licenses certain of its key brand names to third parties for the manufacture and sale of complementary beauty-related products and accessories in exchange for royalties.
Products Corporation is a direct wholly-owned operating subsidiary of Revlon, Inc., which is a direct and indirect majority-owned subsidiary of MacAndrews & Forbes Holdings Inc. ("MacAndrews & Forbes Holdings" and, together with certain of its affiliates other than Revlon, Inc. and the Company, "MacAndrews & Forbes"), a corporation wholly-owned by Ronald O. Perelman.
The accompanying Consolidated Financial Statements are unaudited. In management’s opinion, all adjustments necessary for a fair presentation have been made. The Unaudited Consolidated Financial Statements include the accounts of the Company after the elimination of all material intercompany balances and transactions.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying Unaudited Consolidated Financial Statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, trade support costs, certain assumptions related to the recoverability of intangible and long-lived assets, deferred tax valuation allowances, reserves for estimated tax liabilities, restructuring costs, certain estimates and assumptions used in the calculation of the net periodic benefit costs and the projected benefit obligations for the Company’s pension and other post-retirement plans, including the expected long-term return on pension plan assets and the discount rate used to value the Company’s pension benefit obligations. The Unaudited Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 13, 2013 (the "2012 Form 10-K").
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

Recently Adopted Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends Accounting Standards Codification (“ASC”) 220, “Comprehensive Income.” The amendments require an entity to disclose the impact of amounts reclassified out of accumulated other comprehensive income and into net income, by the respective line items of net income, if the amounts reclassified are reclassified to net income in their entirety in the same reporting period. The disclosure is required either on the face of the statement where net income is presented or in the notes. For amounts that are not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company prospectively adopted ASU No. 2013-02 beginning January 1, 2013, and has provided the required disclosures.

Recently Issued Accounting Pronouncements
In March 2013, the FASB issued ASU No. 2013-04, “Accounting for Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date”, which will require an entity to record an obligation resulting from joint and several liability arrangements at the greater of the amount that the entity has agreed to pay or the amount the entity expects to pay. Additional disclosures about joint and several liability arrangements will also be required.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

This guidance is effective for fiscal periods beginning after December 15, 2013, and is to be applied retrospectively for obligations that exist at the beginning of an entity's fiscal year of adoption, with early adoption permitted. The Company does not expect such adoption will have a material impact on the Company's consolidated financial statements or financial statement disclosures.

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
The Company maintains comprehensive property insurance, as well as business interruption insurance. Business interruption insurance is intended to reimburse for lost profits and other costs incurred, which are attributable to the loss, during the loss period, subject to the terms and conditions of the applicable policies. The Company’s insurance coverage provides for business interruption losses to be reimbursed, subject to the terms and conditions of such policy, for a period of time, which period for the coverage related to the fire ended on October 2, 2012.
The Company's business interruption losses include estimated profits lost as a result of the interruption of Revlon Venezuela’s business and costs incurred directly related to the fire. The Company recognizes income from insurance recoveries under the business interruption policy only to the extent it has recorded business interruption losses.
In January 2013, the Company received additional insurance proceeds of $3.4 million from its insurers related to the settlement of the Company’s claim for the loss of inventory. The $3.4 million of proceeds were in addition to $8.4 million of insurance proceeds received prior to December 31, 2012, for a total settlement amount of $11.8 million for the loss of inventory, of which $3.5 million was previously recognized as income from insurance recoveries in 2011. As a result of the final settlement of the claim for the loss of inventory, the Company recognized a gain from insurance proceeds of $8.3 million in the first quarter of 2013.
The table below details the proceeds received and the income recognized to date for the inventory and business interruption and property claims:

	Inventory	Business Interruption and Property	Total
Insurance proceeds received in 2011	$4.7	$15.0	$19.7
Insurance proceeds received in 2012	3.7	2.9	6.6
Total proceeds received as of December 31, 2012	8.4	17.9	26.3
Income from insurance recoveries recognized in 2011 and 2012(a)	(3.5)	(13.9)	(17.4)
Deferred income balance as of December 31, 2012	4.9	4.0	8.9
Insurance proceeds received in 2013	3.4	—	3.4
Gain from insurance proceeds in the first quarter of 2013(a)	(8.3)	—	(8.3)
Deferred income balance as of March 31, 2013	$—	$4.0	$4.0
(a) The gain from insurance proceeds and income from insurance recoveries is included within selling, general and administrative (“SG&A”) expenses in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income in the respective periods.
The final amount and timing of the property and business interruption insurance recovery settlement is currently unknown.

Impact of Foreign Currency Translation - Venezuela Currency Devaluation
On February 8, 2013, the Venezuelan government announced the devaluation of its local currency Venezuelan Bolivars (“Bolivars”) relative to the U.S. Dollar, effective beginning February 13, 2013. The devaluation changed the official exchange

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

rate to 6.30 Bolivars per U.S. Dollar (the "Official Rate"). The Venezuelan government also announced that the currency market administered by the central bank known as the Sistema de Transacciones en Moneda Extranjera (“SITME”) would be eliminated. As previously disclosed in the Company’s 2012 Form 10-K, the Company was using the SITME rate to translate the financial statements of Revlon Venezuela beginning in April 2011.
As a result of the elimination of the SITME market, the Company began using the Official Rate of 6.30 Bolivars per U.S. Dollar to translate Revlon Venezuela’s financial statements beginning in the first quarter of 2013. The devaluation of the local currency had the impact of reducing reported net sales and operating income by $0.5 million and $0.4 million, respectively, in the first quarter of 2013. Additionally, to reflect the impact of the currency devaluation, a one-time foreign currency loss of $0.6 million was recorded in the first quarter of 2013 as a result of the required re-measurement of Revlon Venezuela’s balance sheet. As Venezuela was designated as a highly inflationary economy effective January 1, 2010, the Company reflected this foreign currency loss in earnings.

2. PENSION AND POST-RETIREMENT BENEFITS
The components of net periodic benefit (income) costs for the Company’s pension and the other post-retirement benefit plans for the first quarter of 2013 and 2012 are as follows:

	Pension Plans		Other Post-retirement Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
Net periodic benefit (income) costs:
Service cost	$0.2	$0.4	$—	$—
Interest cost	6.9	7.5	0.1	0.2
Expected return on plan assets	(9.5)	(8.8)	—	—
Amortization of actuarial loss	2.1	2.0	0.1	0.1
	$(0.3)	$1.1	$0.2	$0.3

In the three months ended March 31, 2013, the Company recognized net periodic benefit income of $(0.1) million compared to net periodic benefit costs of $1.4 million in the three months ended March 31, 2012, primarily due to an increase in the fair value of pension plan assets at December 31, 2012, as well as the impact of the decrease in the weighted-average discount rate. Of the total net periodic benefit income of $(0.1) million for the three months ended March 31, 2013, $(0.4) million is recorded in cost of sales, $0.6 million is recorded in SG&A expenses and $(0.3) million is capitalized in inventory. The Company expects that it will have net periodic benefit income of approximately $(0.5) million for its pension and other post-retirement benefit plans for all of 2013, compared with net periodic benefit costs of $3.9 million in 2012.
During the first quarter of 2013, $2.5 million and $0.2 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. The Company currently expects to contribute approximately $20 million in the aggregate to its pension and other post-retirement benefit plans in 2013.
Relevant aspects of the qualified defined benefit pension plans, nonqualified pension plans and other post-retirement benefit plans sponsored by Products Corporation are disclosed in the Company’s 2012 Form 10-K.

3. RESTRUCTURING CHARGES
September 2012 Program
In September 2012, the Company announced a worldwide restructuring (the “September 2012 Program”), which primarily involved the Company exiting its owned manufacturing facility in France and its leased manufacturing facility in Maryland; rightsizing its organizations in France and Italy; and realigning its operations in Latin America, including consolidating Latin America and Canada into a single operating region, which became effective in the fourth quarter of 2012.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

A summary of the restructuring and related charges incurred through March 31, 2013 and expected to be incurred for the September 2012 Program, are as follows:

	Restructuring Charges
	Employee Severance and Other Personnel Benefits	Other	Total Restructuring Charges	Returns (a)	Inventory Write-offs (b)	Other Charges (c)	Total Restructuring and Related Charges
Charges incurred through December 31, 2012 (d)	$18.4	$2.3	$20.7	$1.6	$1.2	$0.6	$24.1
Charges (benefits) incurred for three months ended March 31, 2013	(0.5)	0.7	0.2	—	—	0.1	0.3
Cumulative charges incurred through March 31, 2013	$17.9	$3.0	$20.9	$1.6	$1.2	$0.7	$24.4
Total expected charges (e)	$17.9	$3.6	$21.5	$1.6	$1.2	$0.8	$25.1

(a)	Returns are recorded as a reduction to net sales in the Company’s Statements of Operations and Comprehensive (Loss) Income.

(b)	Inventory write-offs are recorded within cost of sales in the Company’s Statements of Operations and Comprehensive (Loss) Income.

(c)	Other charges are recorded within SG&A expenses within the Company’s Statements of Operations and Comprehensive (Loss) Income.

(d)	Included within the $20.7 million restructuring charges is a net pension curtailment gain of $1.5 million.

(e)	Additional charges of approximately $1.0 million are expected to be incurred in 2013.

The Company expects to pay cash of approximately $24 million related to the September 2012 Program, of which $3.8 million was paid in 2012, $4.5 million was paid during the three months ended March 31, 2013, and the remainder is expected to be paid during the remaining nine months of 2013.
Details of the movements in the restructuring reserve during the first quarter of 2013 are as follows:

				Utilized, Net
	Balance as of January 1, 2013	(Income) Expense, Net	Foreign Currency Translation	Cash	Noncash	Balance as of March 31, 2013
September 2012 Program:
Employee severance and other personnel benefits	$18.0	$(0.5)	$(0.6)	$(3.5)	$—	$13.4
Other	0.9	0.7	—	(0.9)	—	0.7
Lease exit	0.3	—	—	(0.1)	—	0.2
Total restructuring charges	$19.2	$0.2	$(0.6)	$(4.5)	$—	$14.3

As of March 31, 2013 and December 31, 2012, the restructuring reserve balance was included in “Accrued expenses and other” in the Company's Consolidated Balance Sheets.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

4. INVENTORIES

	March 31, 2013	December 31, 2012
Raw materials and supplies	$37.4	$36.6
Work-in-process	10.4	8.8
Finished goods	80.4	69.3
	$128.2	$114.7

5. ACCRUED EXPENSES AND OTHER

	March 31, 2013	December 31, 2012
Sales returns and allowances	$67.3	$87.0
Advertising and promotional costs	42.7	38.6
Compensation and related benefits	30.4	56.4
Restructuring reserve	14.3	19.2
Interest	7.9	13.7
Taxes	13.4	15.5
Other	33.4	34.3
	$209.4	$264.7

6. LONG-TERM DEBT

	March 31, 2013	December 31, 2012
2011 Term Loan Facility due 2017, net of discounts (a)	$669.2	$780.9
2011 Revolving Credit Facility due 2016	—	—
5¾% Senior Notes due 2021 (b)	500.0	—
9¾% Senior Secured Notes due 2015, net of discounts (b)	—	328.0
Contributed Loan portion of the Amended and Restated Senior Subordinated Term Loan due 2013 (c)	48.6	48.6
Non-Contributed Loan portion of the Amended and Restated Senior Subordinated Term Loan due 2014 (c)	58.4	58.4
	1,276.2	1,215.9
Less current portion of long term debt (a)	—	(21.5)
Less current portion of long-term debt - affiliates (c)	(48.6)	(48.6)
	$1,227.6	$1,145.8

(a)
On February 21, 2013, Products Corporation consummated an amendment (the "2013 Bank Term Loan Amendments") to its third amended and restated term loan agreement dated as of May 19, 2011 (as amended, the "2011 Term Loan Agreement") for its 6.5 year term loan facility due November 19, 2017 (the “2011 Term Loan Facility”), to among other things: (i) reduce the total aggregate principal amount outstanding under the 2011 Term Loan Facility from $788.0 million to $675.0 million; (ii) reduce the minimum Eurodollar Rate on Eurodollar Loans from 1.25% to 1.00%; and (iii) reduce the Applicable Margin on Eurodollar Loans from 3.50% to 3.00%. Refer to “Recent Debt Transactions – 2013 Bank Term Loan Amendments to the 2011 Term Loan Agreement” below for further discussion. Additionally, see Note 10, “Long-Term Debt,” to the Consolidated Financial Statements in the Company's 2012 Form 10-K for additional details regarding Products Corporation’s 2011 Term Loan Facility prior to the 2013 Bank Term Loan Amendments.

(b)
On February 8, 2013, Products Corporation issued $500.0 million aggregate principal amount of 5¾% Senior Notes due February 15, 2021 (the “5¾% Senior Notes”) to investors at par. Products Corporation used $491.2 million of net proceeds (net of underwriters' fees) from the issuance of the 5¾% Senior Notes to repay or redeem all of the $330

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

million outstanding aggregate principal amount of its 9¾% Senior Secured Notes due November 2015 (the “9¾% Senior Secured Notes"), as well as to pay an aggregate of $27.5 million for the applicable redemption and tender offer premiums, accrued interest and related fees and expenses. Products Corporation used a portion of the remaining proceeds, together with existing cash, to pay approximately $113.0 million of principal on its 2011 Term Loan Facility in conjunction with the consummation of the 2013 Bank Term Loan Amendments. Products Corporation expects to use the remaining balance available from the issuance of the 5¾% Senior Notes for general corporate purposes, including, without limitation, debt reduction transactions, such as repaying to Revlon, Inc. at maturity in October 2013 the Contributed Loan (as defined below). Refer to “Recent Debt Transactions – 2013 Senior Notes Refinancing” below for further discussion.

(c)
For detail regarding Products Corporation’s Amended and Restated Senior Subordinated Term Loan (the “Amended and Restated Senior Subordinated Term Loan”), consisting of (i) the $58.4 million principal amount which remains owing from Products Corporation to various third parties (the “Non-Contributed Loan”), which matures on October 8, 2014 and (ii) the $48.6 million principal amount due from Products Corporation to Revlon, Inc. (the “Contributed Loan”), which matures on October 8, 2013, see Note 10, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2012 Form 10-K. The Contributed Loan is presented as a current liability on the Company’s Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012.

Recent Debt Transactions
2013 Bank Term Loan Amendments to the 2011 Term Loan Agreement
On February 21, 2013, Products Corporation consummated the 2013 Bank Term Loan Amendments, among Products Corporation, as borrower, a syndicate of lenders and Citicorp, USA, Inc. (“CUSA”), as administrative agent and collateral agent.
Pursuant to the 2013 Bank Term Loan Amendments, Products Corporation reduced the total aggregate principal amount outstanding under the 2011 Term Loan Facility from $788.0 million to $675.0 million, using a portion of the proceeds from Products Corporation’s issuance of its 5¾% Senior Notes (see “2013 Senior Notes Refinancing” below), together with cash on hand.  The 2013 Bank Term Loan Amendments also reduced the interest rates on the 2011 Term Loan Facility such that Eurodollar Loans bear interest at the Eurodollar Rate plus 3.00% per annum, with the Eurodollar Rate not to be less than 1.00% (compared to 3.50% and 1.25%, respectively, prior to the 2013 Bank Term Loan Amendments), while Alternate Base Rate loans bear interest at the Alternate Base Rate plus 2.00%, with the Alternate Base Rate not to be less than 2.00% (compared to 2.50% and 2.25%, respectively, prior to the 2013 Bank Term Loan Amendments) (and as each such term is defined in the 2011 Term Loan Agreement).
Pursuant to the 2013 Bank Term Loan Amendments, Products Corporation, under certain circumstances, also has the right to request the 2011 Term Loan Facility be increased by up to the greater of (i) $300 million and (ii) an amount such that Products Corporation’s First Lien Secured Leverage Ratio (as defined in the 2011 Term Loan Agreement) does not exceed 3.50:1.00 (compared to $300 million prior to the 2013 Bank Term Loan Amendments), provided that the lenders are not committed to provide any such increase.
Products Corporation’s existing 5-year, $140.0 million asset-based, multi-currency revolving credit facility due June 16, 2016 (the “2011 Revolving Credit Facility”) under a third amended and restated revolving credit agreement dated June 16, 2011 (the “2011 Revolving Credit Agreement”) remains unchanged.
For the three months ended March 31, 2013, the Company incurred approximately $1.2 million of fees and expenses in connection with the 2013 Bank Term Loan Amendments, of which, $0.2 million was capitalized. The Company expensed the remaining $1.0 million of fees and expenses and wrote-off $1.5 million of unamortized debt discount and deferred financing costs. These amounts, totaling $2.5 million, were recognized within loss on early extinguishment of debt in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended March 31, 2013.

2013 Senior Notes Refinancing
On February 8, 2013, Products Corporation successfully completed its offering (the "2013 Senior Notes Refinancing"), pursuant to an exemption from registration under the Securities Act of 1933 (as amended, the "Securities Act"), of $500.0 million aggregate principal amount of the 5¾% Senior Notes. The 5¾% Senior Notes are unsecured and were issued to investors at par. The 5¾% Senior Notes mature on February 15, 2021. Interest on the 5¾% Senior Notes accrues at 5¾% per annum, paid every six months on February 15th and August 15th, with the first interest payment due on August 15, 2013.
The 5¾% Senior Notes were issued pursuant to an indenture (the “5¾% Senior Notes Indenture”), dated as of February 8, 2013 (the “Closing Date”), by and among Products Corporation, Products Corporation’s domestic subsidiaries (the “Guarantors”), which also currently guarantee Products Corporation’s 2011 Term Loan Facility and 2011 Revolving Credit Facility, and U.S.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Bank National Association, as trustee. The Guarantors issued guarantees (the “Guarantees”) of Products Corporation’s obligations under the 5¾% Senior Notes and the 5¾% Senior Notes Indenture on a senior unsecured basis.
Products Corporation used a portion of the $491.2 million of net proceeds from the issuance of the 5¾% Senior Notes (net of underwriters' fees), to repay and redeem all of the $330 million outstanding aggregate principal amount of its 9¾% Senior Secured Notes, as well as to pay $8.6 million of accrued interest. Products Corporation incurred an aggregate of $18.9 million of fees for the applicable redemption and tender offer premiums, related fees and expenses in connection with redemption and repayment of the 9¾% Senior Secured Notes and other fees and expenses in connection with the issuance of the 5¾% Senior Notes. Products Corporation used a portion of the remaining proceeds from the issuance of the 5¾% Senior Notes, together with existing cash, to pay approximately $113.0 million of principal on its 2011 Term Loan Facility in conjunction with the 2013 Bank Term Loan Amendments. Products Corporation expects to use the remaining balance available from the issuance of the 5¾% Senior Notes for general corporate purposes, including, without limitation, debt reduction transactions, such as repaying to Revlon, Inc. at maturity in October 2013 the Contributed Loan.
In connection with these refinancing transactions, the Company capitalized $10.1 million of fees and expenses incurred related to the issuance of the 5¾% Senior Notes, which will be amortized over the term of such notes. The Company also recognized a loss on the early extinguishment of debt of $25.4 million during the first quarter of 2013, comprised of $17.6 million of redemption and tender offer premiums, as well as fees and expenses which were expensed as incurred in connection with the redemption and repayment of the 9¾% Senior Secured Notes, as well as the write-off of $7.8 million of unamortized debt discount and deferred financing costs associated with the 9¾% Senior Secured Notes.

Ranking
The 5¾% Senior Notes are Products Corporation’s unsubordinated, unsecured obligations and rank senior in right of payment to any future subordinated obligations of Products Corporation and rank pari passu in right of payment with all existing and future senior debt of Products Corporation. Similarly, each Guarantee is the relevant Guarantor’s unsubordinated, unsecured obligation and ranks senior in right of payment to any future subordinated obligations of such Guarantor and ranks pari passu in right of payment with all existing and future senior debt of such Guarantor.

The 5¾% Senior Notes and the Guarantees rank effectively junior to Products Corporation’s 2011 Term Loan Facility and 2011 Revolving Credit Facility, which are secured, as well as indebtedness and preferred stock of Products Corporation’s foreign and immaterial subsidiaries (the “Non-Guarantor Subsidiaries”), none of which guarantee the 5¾% Senior Notes.

Optional Redemption
On and after February 15, 2016, the 5¾% Senior Notes may be redeemed at Products Corporation's option, at any time as a whole, or from time to time in part, at the following redemption prices (expressed as percentages of principal amount), plus accrued interest to the date of redemption, if redeemed during the 12-month period beginning on February 15th of the years indicated below:

Year	Percentage
2016	104.313%
2017	102.875%
2018	101.438%
2019 and thereafter	100.000%

Products Corporation may redeem the 5¾% Senior Notes at its option at any time or from time to time prior to February 15, 2016, as a whole or in part, at a redemption price per 5¾% Senior Note equal to the sum of (1) the then outstanding principal amount thereof, plus (2) accrued and unpaid interest (if any) to the date of redemption, plus (3) the applicable premium based on the applicable treasury rate plus 75 basis points.

Prior to February 15, 2016, Products Corporation may, from time to time, redeem up to 35% of the aggregate principal amount of the 5¾% Senior Notes and any additional notes with, and to the extent Products Corporation actually receives, the net proceeds of one or more equity offerings from time to time, at 105.75% of the principal amount thereof, plus accrued interest to the date of redemption.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Change of Control
Upon the occurrence of specified change of control events, Products Corporation is required to make an offer to purchase all of the 5¾% Senior Notes at a purchase price of 101% of the outstanding principal amount of the 5¾% Senior Notes as of the date of any such repurchase, plus accrued and unpaid interest to the date of repurchase.

Certain Covenants
The 5¾% Senior Notes Indenture limits Products Corporation’s and the Guarantors’ ability, and the ability of certain other subsidiaries, to:

•	incur or guarantee additional indebtedness (“Limitation on Debt”);

•	pay dividends, make repayments on indebtedness that is subordinated in right of payment to the 5¾% Senior Notes and make other “restricted payments” (“Limitation on Restricted Payments”);

•	make certain investments;

•	create liens on their assets to secure debt;

•	enter into transactions with affiliates;

•	merge, consolidate or amalgamate with another company (“Successor Company”);

•	transfer and sell assets (“Limitation on Asset Sales”); and

•	permit restrictions on the payment of dividends by Products Corporation’s subsidiaries (“Limitation on Dividends from Subsidiaries”).

These covenants are subject to important qualifications and exceptions. The 5¾% Senior Notes Indenture also contains customary affirmative covenants and events of default.

In addition, if during any period of time the 5¾% Senior Notes receive investment grade ratings from both Standard & Poor’s and Moody’s Investors Services, Inc. and no default or event of default has occurred and is continuing under the 5¾% Senior Notes Indenture, Products Corporation and its subsidiaries will not be subject to the covenants on Limitation on Debt, Limitation on Restricted Payments, Limitation on Asset Sales, Limitation on Dividends from Subsidiaries and certain provisions of the Successor Company covenant.

Registration Rights
On the Closing Date, Products Corporation, the Guarantors and the representatives of the initial purchasers of the 5¾% Senior Notes entered into a Registration Rights Agreement, pursuant to which Products Corporation and the Guarantors agreed with the representatives of the initial purchasers, for the benefit of the holders of the 5¾% Senior Notes, that Products Corporation will, at its cost, among other things: (i) file a registration statement with respect to the 5¾% Senior Notes within 150 days after the Closing Date to be used in connection with the exchange of the 5¾% Senior Notes and related guarantees for publicly registered notes and related guarantees with substantially identical terms in all material respects (except for the transfer restrictions relating to the 5¾% Senior Notes and interest rate increases as described below); (ii) use its reasonable best efforts to cause the applicable registration statement to become effective under the Securities Act within 210 days after the Closing Date; and (iii) use its reasonable best efforts to effect an exchange offer of the 5¾% Senior Notes and the related guarantees for registered notes and related guarantees within 270 days after the Closing Date. In addition, under certain circumstances, Products Corporation may be required to file a shelf registration statement to cover resales of the 5¾% Senior Notes. If Products Corporation fails to satisfy such obligations, it will be obligated to pay additional interest to each holder of the 5¾% Senior Notes that are subject to transfer restrictions, with respect to the first 90-day period immediately following any such failure, at a rate of 0.25% per annum on the principal amount of the 5¾% Senior Notes that are subject to transfer restrictions held by such holder. The amount of additional interest will increase by an additional 0.25% per annum with respect to each subsequent 90-day period until all registration requirements have been satisfied, up to a maximum amount of additional interest of 0.50% per annum on the principal amount of the 5¾% Senior Notes that are subject to transfer restrictions.

Covenants
Products Corporation was in compliance with all applicable covenants under the 2011 Term Loan Agreement and 2011 Revolving Credit Agreement (together, the “2011 Credit Agreements”) as of March 31, 2013. At March 31, 2013, the aggregate principal amount outstanding under the 2011 Term Loan Facility was $675.0 million and availability under the $140.0 million 2011 Revolving Credit Facility, based upon the calculated borrowing base less $10.3 million of outstanding undrawn letters of credit and nil then drawn on the 2011 Revolving Credit Facility, was $129.7 million.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Products Corporation was in compliance with all applicable covenants under its 5¾% Senior Notes Indenture as of March 31, 2013 and its 9¾% Senior Secured Notes Indenture as of December 31, 2012.

7. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as of March 31, 2013 are as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post-retirement Benefits	Accumulated Other Comprehensive Loss
Balance January 1, 2013	$23.3	$(231.5)	$(208.2)
Currency translation adjustment, net of tax of $0.3	(0.8)	—	(0.8)
Amortization of pension related costs, net of tax of $(0.3)	—	1.9	1.9
Other comprehensive (loss) income	(0.8)	1.9	1.1
Balance March 31, 2013	$22.5	$(229.6)	$(207.1)

8. GEOGRAPHIC, FINANCIAL AND OTHER INFORMATION
The Company manages its business on the basis of one reportable operating segment. As of March 31, 2013, the Company had operations established in 14 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

	Three Months Ended March 31,
	2013		2012
Geographic area:
Net sales:
United States	$192.1	58%	$184.7	56%
Outside of the United States	139.8	42%	146.0	44%
	$331.9		$330.7

	March 31, 2013		December 31, 2012
Long-lived assets, net:
United States	$436.6	90%	$430.1	90%
Outside of the United States	49.4	10%	48.5	10%
	$486.0		$478.6

	Three Months Ended March 31,
	2013		2012
Classes of similar products:
Net sales:
Color cosmetics	$224.6	68%	$218.3	66%
Beauty care and fragrance	107.3	32%	112.4	34%
	$331.9		$330.7

9. FAIR VALUE MEASUREMENTS
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
As of March 31, 2013, the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value, namely its foreign currency forward exchange contracts (“FX Contracts”), are categorized in the table below:

	Total	Level 1	Level 2	Level 3
Assets:
Derivatives:
FX Contracts(a)	$0.5	$—	$0.5	$—
Total assets at fair value	$0.5	$—	$0.5	$—
Liabilities:
Derivatives:
FX Contracts(a)	$0.3	$—	$0.3	$—
Total liabilities at fair value	$0.3	$—	$0.3	$—

As of December 31, 2012, the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value, namely its FX Contracts, are categorized in the table below:

	Total	Level 1	Level 2	Level 3
Assets:
Derivatives:
FX Contracts(a)	$0.1	$—	$0.1	$—
Total assets at fair value	$0.1	$—	$0.1	$—
Liabilities:
Derivatives:
FX Contracts(a)	$0.4	$—	$0.4	$—
Total liabilities at fair value	$0.4	$—	$0.4	$—

(a)
The fair value of the Company’s FX Contracts was measured based on observable market transactions of spot and forward rates at March 31, 2013 and December 31, 2012. (See Note 10, “Financial Instruments.”)

As of March 31, 2013, the fair values and carrying values of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion	$—	$1,296.4	$—	$1,296.4	$1,276.2
As of December 31, 2012, the fair values and carrying values of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion	$—	$1,245.9	$—	$1,245.9	$1,215.9

The fair value of the Company's long-term debt, including the current portion of long-term debt, is based on the quoted market prices for the same issues or on the current rates offered for debt of similar remaining maturities.
The carrying amounts of cash and cash equivalents, marketable securities, trade receivables, notes receivable, accounts payable and short-term borrowings approximate their fair values.

10. FINANCIAL INSTRUMENTS

Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $10.3 million and $10.4 million (including amounts available under credit agreements in effect at that time) were maintained at March 31, 2013 and December 31, 2012, respectively. Included in these amounts is approximately $8.7 million at both March 31, 2013 and December 31, 2012 in standby letters of credit which support Products Corporation’s self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.

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
The U.S. Dollar notional amount of the FX Contracts outstanding at March 31, 2013 and December 31, 2012 was $46.1 million and $43.9 million, respectively.
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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Quantitative Information – Derivative Financial Instruments
The effects of the Company’s derivative instruments on its consolidated financial statements were as follows:

(a)	Fair Value of Derivative Financial Instruments in Consolidated Balance Sheets:

Fair Values of Derivative Instruments
	Assets			Liabilities
	Balance Sheet	March 31, 2013	December 31, 2012	Balance Sheet	March 31, 2013	December 31, 2012
	Classification	Fair Value	Fair Value	Classification	Fair Value	Fair Value
Derivatives not designated as hedging instruments:
FX Contracts(i)	Prepaid expenses and other	$0.5	$0.1	Accrued Expenses	$0.3	$0.4

(i)
The fair values of the FX Contracts at March 31, 2013 and December 31, 2012 were determined by using observable market transactions of spot and forward rates at March 31, 2013 and December 31, 2012, respectively.

(b) Effects of Derivative Financial Instruments on the Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended March 31, 2013 and 2012:

	Amount of Gain (Loss) Recognized in Foreign Currency Losses, Net
	Three months ended, March 31,
	2013	2012
Derivatives not designated as hedging instruments:
FX Contracts	$0.5	$(1.6)

11. INCOME TAXES
The provision for income taxes represents federal, foreign, state and local income taxes.  The effective tax rate differs from the applicable federal statutory rate due to the effect of state and local income taxes, tax rates and income in foreign jurisdictions, utilization of tax loss carry-forwards, foreign earnings taxable in the U.S., nondeductible expenses and other items. The Company’s tax provision changes quarterly based on various factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, foreign, state and local income taxes, tax audit settlements and the interaction of various global tax strategies.  In addition, changes in judgment from the evaluation of new information resulting in the recognition, derecognition and/or re-measurement of a tax position taken in a prior period are recognized in the quarter in which any such change occurs.
For the first quarter of 2013 and 2012, the Company recorded a provision for income taxes of $1.8 million and $11.4 million, respectively. The $9.6 million decrease in the provision for income taxes was primarily attributable to the loss on early extinguishment of debt recognized in the first quarter of 2013 related to the 2013 Senior Notes Refinancing and the 2013 Bank Term Loan Amendments.
The effective tax rate for the three months ended March 31, 2013 differs from the federal statutory rate of 35% due principally to: (i) foreign and U.S. tax effects attributable to operations outside the U.S., including pre-tax losses in a number of jurisdictions outside the U.S. for which there is no tax benefit recognized in the period; and (ii) foreign dividends and earnings taxable in the U.S.
The Company remains subject to examination of its income tax returns in various jurisdictions including, without limitation, the U.S. (federal) and South Africa for tax years ended December 31, 2009 through December 31, 2011 and Australia for tax years ended December 31, 2008 through December 31, 2011.

12. RELATED PARTY TRANSACTIONS
Reimbursement Agreements
As previously disclosed in the Company's 2012 Form 10-K, Revlon, Inc., Products Corporation and MacAndrews & Forbes Inc. (a wholly-owned subsidiary of MacAndrews & Forbes Holdings) have entered into reimbursement agreements (the

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

"Reimbursement Agreements") pursuant to which (i) MacAndrews & Forbes Inc. is obligated to provide (directly or through its affiliates) certain professional and administrative services, including, without limitation, employees, to Revlon, Inc. and its subsidiaries, including, without limitation, Products Corporation, and to purchase services from third party providers, such as insurance, legal, accounting and air transportation services, on behalf of Revlon, Inc. and its subsidiaries, including Products Corporation, to the extent requested by Products Corporation, and (ii) Products Corporation is obligated to provide certain professional and administrative services, including, without limitation, employees, to MacAndrews & Forbes and to purchase services from third party providers, such as insurance, legal and accounting services, on behalf of MacAndrews & Forbes to the extent requested by MacAndrews & Forbes, provided that in each case the performance of such services does not cause an unreasonable burden to MacAndrews & Forbes or Products Corporation, as the case may be.
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
Revlon, Inc. and the Company participate in MacAndrews & Forbes' directors and officers liability insurance program (the “D&O Insurance Program”), as well as its other insurance coverages, such as property damage, business interruption, liability and other coverages, which cover Revlon, Inc. and the Company, as well as MacAndrews & Forbes and its subsidiaries. The limits of coverage for certain of the policies are available on an aggregate basis for losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews & Forbes from time to time for their allocable portion of the premiums for such coverage or the Company pays the insurers directly, which premiums the Company believes are more favorable than the premiums the Company would pay were it to secure stand-alone coverage. Any amounts paid by the Company directly to MacAndrews & Forbes in respect of premiums are included in the amounts paid under the Reimbursement Agreements.
The net activity related to services provided and/or purchased under the Reimbursement Agreements during the three months ended March 31, 2013 was $6.1 million, which relates to a partial payment made by the Company to MacAndrews & Forbes during the first quarter of 2013 for premiums related to the Revlon, Inc.'s and the Company's allocable portion of the 5-year renewal of the D&O Insurance Program for the period from January 31, 2012 through January 31, 2017. The net activity related to services provided and/or purchased under the Reimbursement Agreements during the three months ended March 31, 2012 was $14.6 million, which included the initial $14.6 million partial pre-payment made by the Company to MacAndrews & Forbes during the first quarter of 2012 for premiums related to Revlon, Inc.'s and the Company’s allocable portion of the D&O Insurance Program. As of March 31, 2013 and December 31, 2012, a receivable balance of nil and $0.1 million, respectively, from MacAndrews & Forbes was included within prepaid expenses and other in the Company’s Consolidated Balance Sheets for transactions subject to the Reimbursement Agreements.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

13. GUARANTOR FINANCIAL INFORMATION
Products Corporation’s 5¾% Senior Notes are fully and unconditionally guaranteed on a senior basis by Products Corporation’s domestic subsidiaries (other than certain immaterial subsidiaries) that guarantee Products Corporation’s obligations under its 2011 Credit Agreements (the “Guarantor Subsidiaries”).
The following Condensed Consolidating Financial Statements present the financial information as of March 31, 2013 and December 31, 2012, and for the three months ended March 31, 2013 and 2012 for (i) Products Corporation on a stand-alone basis; (ii) the Guarantor Subsidiaries on a stand-alone basis; (iii) the subsidiaries of Products Corporation that do not guarantee Products Corporation’s 5¾% Senior Notes (the “Non-Guarantor Subsidiaries”) on a stand-alone basis; and (iv) Products Corporation, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis. The Condensed Consolidating Financial Statements are presented on the equity method, under which the investments in subsidiaries are recorded at cost and adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Balance Sheets
As of March 31, 2013
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$78.1	$0.2	$42.5	$—	$120.8
Trade receivables, less allowances for doubtful accounts	85.8	15.0	85.1	—	185.9
Inventories	85.9	6.0	36.3	—	128.2
Deferred income taxes - current	38.8	—	10.6	—	49.4
Prepaid expenses and other	102.0	5.4	25.1	—	132.5
Intercompany receivables	962.7	536.1	415.1	(1,913.9)	—
Investment in subsidiaries	(89.5)	(174.0)	—	263.5	—
Property, plant and equipment, net	88.3	0.6	11.4	—	100.3
Deferred income taxes - noncurrent	190.5	—	12.2	—	202.7
Goodwill	162.8	53.0	2.0	—	217.8
Intangible assets, net	19.8	41.3	6.5	—	67.6
Other assets	71.3	2.1	26.9	—	100.3
Total assets	$1,796.5	$485.7	$673.7	$(1,650.4)	$1,305.5
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$5.0	$—	$—	$5.0
Current portion of long-term debt	—	—	—	—	—
Current portion of long-term debt – affiliates	48.6	—	—	—	48.6
Accounts payable	78.2	4.2	29.5	—	111.9
Accrued expenses and other	126.5	10.4	72.5	—	209.4
Intercompany payables	665.0	671.7	577.2	(1,913.9)	—
Long-term debt	1,227.6	—	—	—	1,227.6
Other long-term liabilities	230.5	5.1	47.3	—	282.9
Total liabilities	2,376.4	696.4	726.5	(1,913.9)	1,885.4
Stockholder’s deficiency	(579.9)	(210.7)	(52.8)	263.5	(579.9)
Total liabilities and stockholder’s deficiency	$1,796.5	$485.7	$673.7	$(1,650.4)	$1,305.5

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Balance Sheets
As of December 31, 2012
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$59.1	$—	$57.2	$—	$116.3
Trade receivables, less allowances for doubtful accounts	96.2	23.1	96.7	—	216.0
Inventories	74.1	6.1	34.5	—	114.7
Deferred income taxes - current	38.2	—	10.3	—	48.5
Prepaid expenses and other	92.1	4.7	23.7	—	120.5
Intercompany receivables	947.9	488.2	408.0	(1,844.1)	—
Investment in subsidiaries	(94.6)	(190.0)	—	284.6	—
Property, plant and equipment, net	86.9	0.5	12.1	—	99.5
Deferred income taxes - noncurrent	189.9	—	13.2	—	203.1
Goodwill	150.6	65.2	2.0	—	217.8
Intangible assets, net	0.9	61.3	6.6	—	68.8
Other assets	63.5	3.5	25.5	—	92.5
Total assets	$1,704.8	$462.6	$689.8	$(1,559.5)	$1,297.7
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$5.0	$—	$—	$5.0
Current portion of long-term debt	21.5	—	—	—	21.5
Current portion of long-term debt – affiliates	48.6	—	—	—	48.6
Accounts payable	62.2	5.1	34.5	—	101.8
Accrued expenses and other	155.7	13.8	95.2	—	264.7
Intercompany payables	614.6	650.7	578.8	(1,844.1)	—
Long-term debt	1,145.8	—	—	—	1,145.8
Other long-term liabilities	233.1	6.2	47.7	—	287.0
Total liabilities	2,281.5	680.8	756.2	(1,844.1)	1,874.4
Stockholder’s deficiency	(576.7)	(218.2)	(66.4)	284.6	(576.7)
Total liabilities and stockholder’s deficiency	$1,704.8	$462.6	$689.8	$(1,559.5)	$1,297.7

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statements of Operations and Comprehensive (Loss) Income
For the Three Months Ended March 31, 2013
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$227.2	$21.6	$127.2	$(44.1)	$331.9
Cost of sales	100.9	9.7	50.4	(44.1)	116.9
Gross profit	126.3	11.9	76.8	—	215.0
Selling, general and administrative expenses	104.6	11.0	49.3	—	164.9
Restructuring charges	—	0.2	—	—	0.2
Operating income	21.7	0.7	27.5	—	49.9
Other expenses, net:
Intercompany interest, net	0.3	(0.2)	1.4	—	1.5
Interest expense	18.6	0.1	0.1	—	18.8
Amortization of debt issuance costs	0.8	—	—	—	0.8
Loss on early extinguishment of debt	27.9	—	—	—	27.9
Foreign currency losses (gains), net	2.7	(0.4)	1.0	—	3.3
Miscellaneous, net	(26.5)	12.7	13.9	—	0.1
Other expenses, net	23.8	12.2	16.4	—	52.4
(Loss) income from continuing operations before income taxes	(2.1)	(11.5)	11.1	—	(2.5)
(Benefit from) provision for income taxes	(1.4)	0.2	3.0	—	1.8
(Loss) income from continuing operations	(0.7)	(11.7)	8.1	—	(4.3)
Equity in (loss) income of subsidiaries	(3.6)	7.5	—	(3.9)	—
Net (loss) income	$(4.3)	$(4.2)	$8.1	$(3.9)	$(4.3)
Other comprehensive income	1.1	10.7	7.2	(17.9)	1.1
Total comprehensive (loss) income	$(3.2)	$6.5	$15.3	$(21.8)	$(3.2)

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statements of Operations and Comprehensive Income
For the Three Months Ended March 31, 2012
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$218.5	$23.0	$134.3	$(45.1)	$330.7
Cost of sales	99.0	10.3	51.5	(45.1)	115.7
Gross profit	119.5	12.7	82.8	—	215.0
Selling, general and administrative expenses	99.7	9.9	59.7	—	169.3
Operating income	19.8	2.8	23.1	—	45.7
Other expenses, net:
Intercompany interest, net	0.3	(0.2)	1.5	—	1.6
Interest expense	19.8	0.1	0.1	—	20.0
Amortization of debt issuance costs	0.8	—	—	—	0.8
Foreign currency losses, net	0.5	0.3	0.9	—	1.7
Miscellaneous, net	(12.3)	(1.0)	13.5	—	0.2
Other expenses, net	9.1	(0.8)	16.0	—	24.3
Income from continuing operations before income taxes	10.7	3.6	7.1	—	21.4
Provision for income taxes	7.8	0.5	3.1	—	11.4
Income from continuing operations	2.9	3.1	4.0	—	10.0
Equity in income of subsidiaries	7.1	0.5	—	(7.6)	—
Net income	$10.0	$3.6	$4.0	$(7.6)	$10.0
Other comprehensive income	5.0	10.1	11.7	(21.8)	5.0
Total comprehensive income	$15.0	$13.7	$15.7	$(29.4)	$15.0

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2013
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(4.3)	$0.3	$(12.9)	$—	$(16.9)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4.9)	(0.4)	(0.2)	—	(5.5)
Proceeds from the sale of certain assets	0.3	—	0.1	—	0.4
Net cash used in investing activities	(4.6)	(0.4)	(0.1)	—	(5.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(0.7)	0.3	0.6	—	0.2
Proceeds from the issuance of the 5¾% Senior Notes	500.0	—	—	—	500.0
Repayment of the 9¾% Senior Secured Notes	(330.0)	—	—	—	(330.0)
Repayment under the 2011 Term Loan Facility	(113.0)	—	—	—	(113.0)
Payment of financing costs	(27.9)	—	—	—	(27.9)
Other financing activities	(0.5)	—	(0.1)	—	(0.6)
Net cash provided by financing activities	27.9	0.3	0.5	—	28.7
Effect of exchange rate changes on cash and cash equivalents	—	—	(2.2)	—	(2.2)
Net increase (decrease) in cash and cash equivalents	19.0	0.2	(14.7)	—	4.5
Cash and cash equivalents at beginning of period	59.1	—	57.2	—	116.3
Cash and cash equivalents at end of period	$78.1	$0.2	$42.5	$—	$120.8

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statements of Cash Flows
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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Overview of the Business
The Company (as defined below) is providing this overview in accordance with the SEC's December 2003 interpretive guidance regarding Management's Discussion and Analysis of Financial Condition and Results of Operations.
Revlon Consumer Products Corporation ("Products Corporation" and together with its subsidiaries, the "Company") is a wholly-owned operating subsidiary of Revlon, Inc., which is a direct and indirect majority-owned subsidiary of MacAndrews & Forbes Holdings Inc. ("MacAndrews & Forbes Holdings" and together with certain of its affiliates other than Revlon, Inc. and the Company, "MacAndrews & Forbes"), a corporation wholly-owned by Ronald O. Perelman.
The Company’s vision is glamour, excitement and innovation through high-quality products at affordable prices. The Company operates in a single segment and manufactures, markets and sells an extensive array of cosmetics, women’s hair color, beauty tools, anti-perspirant deodorants, fragrances, skincare and other beauty care products. The Company is one of the world's leading cosmetics companies in the mass retail channel (as hereinafter defined). The Company believes that its global brand name recognition, product quality and marketing experience have enabled it to create one of the strongest consumer brand franchises in the world.
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
The Company was founded by Charles Revson, who revolutionized the cosmetics industry by introducing nail enamels matched to lipsticks in fashion colors over 80 years ago. Today, the Company has leading market positions in a number of its principal product categories in the U.S. mass retail channel, including color cosmetics (face, lip, eye and nail categories), women’s hair color and beauty tools. The Company also has leading market positions in several product categories in certain foreign countries, including Australia, Canada and South Africa.
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

2.
Developing our organizational capability.  We continue to develop our organizational capability through retaining, attracting and rewarding highly capable people and through performance management, development planning, succession planning and training.

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Overview of Net Sales and Earnings Results
Consolidated net sales in the first quarter of 2013 were $331.9 million, an increase of $1.2 million, or 0.4%, compared to $330.7 million in the first quarter of 2012. Excluding the unfavorable impact of foreign currency fluctuations of $5.9 million, consolidated net sales increased $7.1 million, or 2.1%, in the first quarter of 2013, driven by higher net sales in the Company’s U.S. and Latin America and Canada regions, partially offset by lower net sales in the Company’s Europe, Middle East and Africa and Asia Pacific regions.
Consolidated net loss of $4.3 million in the first quarter of 2013, compared to consolidated net income of $10.0 million in the first quarter of 2012, was primarily due to:

•	a $27.9 million aggregate loss on early extinguishment of debt due to the 2013 Senior Notes Refinancing (as hereinafter defined) and the 2013 Bank Term Loan Amendments (as hereinafter defined);
with the foregoing partially offset by:

•	$9.6 million of lower provision for income taxes.
These items are discussed in more detail below.

Recent Events
2013 Debt Transactions
During the first quarter of 2013, the Company completed several debt transactions, including:

•
On February 8, 2013, Products Corporation issued $500.0 million aggregate principal amount of 5¾% Senior Notes due February 15, 2021 (the “5¾% Senior Notes”) to investors at par. Products Corporation used $491.2 million of net proceeds (net of underwriters' fees) from the issuance of the 5¾% Senior Notes to repay and redeem all of the $330 million outstanding aggregate principal amount of its 9¾% Senior Secured Notes due November 2015 (the “9¾% Senior Secured Notes”), as well as to pay an aggregate of $27.5 million for the applicable redemption and tender offer premiums, accrued interest and related fees and expenses. Products Corporation used a portion of the remaining proceeds, together with existing cash, to pay approximately $113.0 million of principal on its 2011 Term Loan Facility in conjunction with the consummation of the 2013 Bank Term Loan Amendments to the 2011 Term Loan Agreement in February 2013, as discussed below. Products Corporation expects to use the remaining balance available from the issuance of the 5¾% Senior Notes for general corporate purposes, including, without limitation, debt reduction transactions, such as repaying to Revlon, Inc. at maturity in October 2013 the Contributed Loan (as hereinafter defined).

•
On February 21, 2013, Products Corporation consummated an amendment (the "2013 Bank Term Loan Amendments") to its third amended and restated term loan agreement, dated as of May 19, 2011 (as amended, the "2011 Term Loan Agreement") for its 6.5 year term loan facility due November 19, 2017 (the “2011 Term Loan Facility”), to among other things: (i) reduce the total aggregate principal amount outstanding under the 2011 Term Loan Facility from $788.0 million to $675.0 million; (ii) reduce the minimum Eurodollar Rate on Eurodollar Loans from 1.25% to 1.00%; and (iii) reduce the Applicable Margin on Eurodollar Loans from 3.50% to 3.00%.

Refer to “Financial Condition, Liquidity and Capital Resources – Long-Term Debt Instruments” for further discussion of the above transactions.
Insurance Settlement on Loss of Inventory
In January 2013, the Company received additional insurance proceeds of $3.4 million from its insurers in connection with the June 5, 2011 fire at the Company's facility in Venezuela. These additional proceeds relate to the settlement of the Company’s claim for the loss of inventory. The $3.4 million of proceeds were in addition to $3.7 million of insurance proceeds received in 2012 and $4.7 million received in 2011, for a total settlement amount of $11.8 million for the loss of inventory, of which $3.5 million was previously recognized as income from insurance recoveries in 2011. As a result of the final settlement of the claim for the loss of inventory, the Company recognized a gain from insurance proceeds of $8.3 million in the first quarter of 2013.
The final amount and timing of the property and business interruption insurance recovery settlement is currently unknown. For further discussion, see Note 1, “Description of Business and Basis of Presentation – Other Events – Fire at Revlon Venezuela Facility,” to the Unaudited Consolidated Financial Statements in this Form 10-Q.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Results of Operations
In the tables, all amounts are in millions and numbers in parentheses ( ) denote unfavorable variances.

Net sales:
Consolidated net sales in the first quarter of 2013 were $331.9 million, an increase of $1.2 million, or 0.4%, compared to $330.7 million in the first quarter of 2012. Excluding the unfavorable impact of foreign currency fluctuations of $5.9 million, consolidated net sales increased $7.1 million, or 2.1%, in the first quarter of 2013, primarily driven by higher net sales of SinfulColors color cosmetics and Revlon color cosmetics, as well as the inclusion of the net sales of Pure Ice color cosmetics which began upon its acquisition in July 2012, partially offset by lower net sales of Almay color cosmetics and Revlon ColorSilk hair color.

	Three Months Ended March 31,		Change		XFX Change (a)
	2013	2012	$	%	$	%
United States	$192.1	$184.7	$7.4	4.0%	$7.4	4.0%
Asia Pacific	53.6	56.1	(2.5)	(4.5)	(1.1)	(2.0)
Europe, Middle East and Africa	40.7	45.8	(5.1)	(11.1)	(1.9)	(4.1)
Latin America and Canada	45.5	44.1	1.4	3.2	2.7	6.1
Total Net Sales	$331.9	$330.7	$1.2	0.4%	$7.1	2.1%
(a) XFX excludes the impact of foreign currency fluctuations.

United States
In the U.S., net sales in the first quarter of 2013 increased 4.0% to $192.1 million, compared to $184.7 million in the first quarter of 2012, primarily driven by higher net sales of Revlon color cosmetics and SinfulColors color cosmetics, as well as the inclusion of the net sales of Pure Ice color cosmetics which began upon its acquisition in July 2012, partially offset by lower net sales of Almay color cosmetics and Revlon ColorSilk hair color. Excluding the results of Pure Ice color cosmetics, net sales in the U.S. increased in the first quarter of 2013.
Asia Pacific
In Asia Pacific, net sales in the first quarter of 2013 decreased 4.5% to $53.6 million, compared to $56.1 million in the first quarter of 2012. Excluding the unfavorable impact of foreign currency fluctuations, net sales decreased $1.1 million, or 2.0%, primarily driven by lower net sales of Revlon color cosmetics. From a country perspective, net sales decreased in China (which contributed 5.8 percentage points to the decrease in the region’s net sales in the first quarter of 2013, as compared to the first quarter of 2012). The decrease in the region's net sales was partially offset by an increase in net sales in Australia and Japan (which together offset by 5.1 percentage points the decrease in the region’s net sales in the first quarter of 2013, as compared to the first quarter of 2012).
Europe, Middle East and Africa
In Europe, the Middle East and Africa, net sales in the first quarter of 2013 decreased 11.1% to $40.7 million, compared to $45.8 million in the first quarter of 2012. Excluding the unfavorable impact of foreign currency fluctuations, net sales decreased $1.9 million, or 4.1%, primarily driven by lower net sales of Revlon color cosmetics. From a country perspective, net sales decreased in France, certain distributor territories and Italy (which together contributed 6.5 percentage points to the decrease in the region’s net sales in the first quarter of 2013, as compared to the first quarter of 2012). The decrease in the region's net sales was partially offset by an increase in net sales in South Africa (which offset by 2.7 percentage points the decrease in the region’s net sales in the first quarter of 2013, as compared to the first quarter of 2012).
Latin America and Canada
In Latin America and Canada, net sales in the first quarter of 2013 increased 3.2% to $45.5 million, compared to $44.1 million in the first quarter of 2012. Excluding the unfavorable impact of foreign currency fluctuations, net sales increased $2.7 million, or 6.1%, primarily driven by higher net sales of Revlon color cosmetics. From a country perspective, net sales increased in Argentina and in certain distributor territories (which together contributed 5.4 percentage points to the increase in the region’s net sales in the first quarter of 2013, as compared to the first quarter of 2012). Net sales in Argentina also benefited from higher selling

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

prices resulting from market conditions and inflation, which accounted for approximately one-third of the $2.7 million increase in the region’s net sales. Net sales in Venezuela were essentially flat in the first quarter of 2013, as compared to the first quarter of 2012 as higher selling prices resulting from market conditions and inflation were largely offset by lower sales volumes.

Gross profit:

	Three Months Ended March 31,
	2013	2012	Change
Gross profit	$215.0	$215.0	$—
Percentage of net sales	64.8%	65.0%	(0.2)%

Gross profit in the first quarter of 2013 was essentially unchanged compared to the first quarter of 2012. As a percentage of net sales, gross profit decreased 0.2 percentage points in the first quarter of 2013, compared to the first quarter of 2012. The drivers of gross profit in the first quarter of 2013, compared to the first quarter of 2012 primarily included:

•	favorable volume, which increased gross profit by $4.9 million, with no impact on gross profit as a percentage of net sales; and

•	favorable product mix, which increased gross profit by $0.7 million and increased gross profit as a percentage of net sales by 0.2 percentage points;

with the foregoing offset by:

•	unfavorable foreign currency fluctuations, which reduced gross profit by $4.3 million and reduced gross profit as a percentage of net sales by 0.1 percentage points; and

•	unabsorbed fixed costs of $0.8 million due to the Company exiting its owned manufacturing facility in France, which reduced gross profit as a percentage of net sales by 0.2 percentage points.

SG&A expenses:

	Three Months Ended March 31,
	2013	2012	Change
SG&A expenses	$164.9	$169.3	$4.4

SG&A expenses decreased $4.4 million in the first quarter of 2013, as compared to the first quarter of 2012, primarily driven by:

•
a $8.3 million gain from insurance proceeds in the first quarter of 2013 due to the settlement of the Company’s claim for the loss of inventory from the Venezuela fire, partially offset by $1.1 million of income from insurance proceeds recognized in the first quarter of 2012 related to business interruption losses incurred as a result of the Venezuela fire. See Note 1, “Description of Business and Basis of Presentation – Other Events – Fire at Revlon Venezuela Facility,” to the Unaudited Consolidated Financial Statements in this Form 10-Q; and

•$2.2 million of favorable impact of foreign currency fluctuations;

with the foregoing partially offset by:

•	$2.9 million of higher advertising and promotional expenses to support the Company's brands; and

•	$1.1 million of higher general and administrative expenses primarily due to higher incentive compensation expense and higher insurance expense.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Included in SG&A expenses for the first quarter of 2013 is higher incentive compensation expense of $1.1 million related to a modification to the structure of the Company's long-term incentive plan to better align the plan with the Company's long-term performance.  While the new structure does not change the amount of the potential annual incentive award, the transition is expected to result in higher expense in 2013 and 2014, as compared to 2012, by approximately $5 million and $3 million, respectively.  The Company expects no additional expense related to the transition to the new structure after 2014.

Restructuring charges:

	Three Months Ended March 31,
	2013	2012	Change
Restructuring charges	$0.2	$—	$(0.2)

In September 2012, the Company announced a worldwide restructuring (the “September 2012 Program”), which primarily involved the Company exiting its owned manufacturing facility in France and its leased manufacturing facility in Maryland; rightsizing its organizations in France and Italy; and realigning its operations in Latin America, including consolidating Latin America and Canada into a single operating region, which became effective in the fourth quarter of 2012.
During the first quarter of 2013, the Company recorded additional charges related to the September 2012 Program of $0.3 million. Of the $0.3 million charge, $0.2 million is recorded in restructuring charges and $0.1 million is recorded in SG&A expenses. The Company expects to recognize approximately $1 million of additional charges during the remainder of 2013 for a total of approximately $25 million in charges related to the September 2012 Program.
The Company expects to pay cash of approximately $24 million related to the September 2012 Program, of which $3.8 million was paid in 2012, $4.5 million was paid during the three months ended March 31, 2013, and the remainder is expected to be paid during the remaining nine months of 2013.
The Company expects approximately $7 million of cost reductions to benefit 2013 and annualized cost reductions thereafter are expected to be approximately $10 million. For further discussion of the September 2012 Program, see Note 3, “Restructuring Charges,” to the Unaudited Consolidated Financial Statements in this Form 10-Q.

Interest expense:

	Three Months Ended March 31,
	2013	2012	Change
Interest expense	$20.3	$21.6	$1.3

The $1.3 million decrease in interest expense for the first quarter of 2013, as compared to the first quarter of 2012, was primarily due to lower weighted average borrowing rates as a result of the 2013 Senior Notes Refinancing and the 2013 Bank Term Loan Amendments. Refer to “Financial Condition, Liquidity and Capital Resources – Long-Term Debt Instruments” for further discussion.

Loss on early extinguishment of debt:

	Three Months Ended March 31,
	2013	2012	Change
Loss on early extinguishment of debt	$27.9	$—	$(27.9)

As a result of the 2013 Senior Notes Refinancing and the 2013 Bank Term Loan Amendments, the Company recognized an aggregate loss on the early extinguishment of debt of $27.9 million during the first three months of 2013, due to $18.6 million of fees and expenses which were expensed as incurred in connection with such transactions, as well as the write-off of $9.3 million of unamortized debt discount and deferred financing fees as a result of such transactions. Refer to “Financial Condition, Liquidity and Capital Resources – Long-Term Debt Instruments” for further discussion.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Foreign currency losses, net:

	Three Months Ended March 31,
	2013	2012	Change
Foreign currency losses, net	$3.3	$1.7	$(1.6)

The increase in foreign currency losses, net of $1.6 million during the first quarter of 2013, as compared to the first quarter of 2012, was primarily driven by:

•
a $0.6 million foreign currency loss related to the required re-measurement of the balance sheet of Revlon Venezuela during the first quarter of 2013 to reflect the impact of the devaluation of Venezuela’s local currency relative to the U.S. Dollar. See “Financial Condition, Liquidity, and Capital Resources – Impact of Foreign Currency Translation - Venezuela” for further discussion. As Venezuela was designated as a highly inflationary economy effective January 1, 2010, this foreign currency loss was reflected in earnings; and

•
the unfavorable impact of the revaluation of certain foreign currency denominated intercompany payables from the Company’s foreign subsidiaries during the first quarter of 2013 compared to the first quarter of 2012;

with the foregoing partially offset by:

•
a foreign currency gain for the first quarter of 2013 compared to a foreign currency loss for the first quarter of 2012 related to the Company’s foreign currency forward exchange contracts (“FX Contracts”).

Provision for income taxes:

	Three Months Ended March 31,
	2013	2012	Change
Provision for income taxes	$1.8	$11.4	$9.6

The $9.6 million decrease in the provision for income taxes in the first quarter of 2013 as compared to the first quarter of 2012 was primarily attributable to the loss on early extinguishment of debt recognized in the first quarter of 2013 related to the 2013 Senior Notes Refinancing and the 2013 Bank Term Loan Amendments.
The effective tax rate for the three months ended March 31, 2013 differs from the federal statutory rate of 35% due principally to: (i) foreign and U.S. tax effects attributable to operations outside the U.S., including pre-tax losses in a number of jurisdictions outside the U.S. for which there is no tax benefit recognized in the period; and (ii) foreign dividends and earnings taxable in the U.S.
The Company expects that its tax provision and effective tax rate in any individual quarter will vary and may not be indicative of the Company’s tax provision and effective tax rate for the full year.

Financial Condition, Liquidity and Capital Resources

At March 31, 2013, the Company had a liquidity position of $242.2 million, consisting of cash and cash equivalents (net of any outstanding checks) of $112.5 million, as well as $129.7 million in available borrowings under the 5-year, $140.0 million asset-based, multi-currency revolving credit facility due June 16, 2016 (the “2011 Revolving Credit Facility”) based upon the borrowing base less $10.3 million of undrawn outstanding letters of credit and nil then drawn under the 2011 Revolving Credit Facility at such date.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Cash Flows
At March 31, 2013, the Company had cash and cash equivalents of $120.8 million, compared with $116.3 million at December 31, 2012. The following table summarizes the Company’s cash flows from operating, investing and financing activities for the three months ended March 31, 2013 and March 31, 2012:

	Three Months Ended March 31,
	2013	2012
Net cash used in operating activities	$(16.9)	$(20.4)
Net cash used in investing activities	(5.1)	(3.5)
Net cash provided by financing activities	28.7	9.1
Effect of exchange rate changes on cash and cash equivalents	(2.2)	0.6

Operating Activities
Net cash used in operating activities was $16.9 million and $20.4 million for the first three months of 2013 and 2012, respectively. As compared to the first three months of 2012, cash used in operating activities in the first three months of 2013 was impacted by lower premium payments related to certain of the Company's multi-year insurance programs, lower pension contributions and other favorable changes in working capital, partially offset by higher cash interest paid due to the timing of interest payments as a result of the 2013 Senior Notes Refinancing and the 2013 Bank Term Loan Amendments, higher incentive compensation payments and restructuring payments related to the September 2012 Program.
Investing Activities
Net cash used in investing activities was $5.1 million and $3.5 million for the first three months of 2013 and 2012, respectively, which included $5.5 million and $3.5 million of cash used for capital expenditures, respectively.
Financing Activities
Net cash provided by financing activities was $28.7 million and $9.1 million for the first three months of 2013 and 2012, respectively.
Net cash provided by financing activities for the first three months of 2013 included:

•	Products Corporation’s issuance of the $500.0 million aggregate principal amount of the 5¾% Senior Notes at par;
with the foregoing partially offset by:

•	the repayment and redemption of all of the $330.0 million aggregate principal amount outstanding of the 9¾% Senior Secured Notes in connection with the 2013 Senior Notes Refinancing;

•	the repayment of $113.0 million in principal on the 2011 Term Loan Facility in connection with the consummation of the 2013 Bank Term Loan Amendments; and

•
the payment of $27.9 million of financing costs comprised of (i) $17.4 million of redemption and tender offer premiums, as well as fees and expenses related to the repayment and redemption of all of the $330.0 million aggregate principal amount outstanding of the 9¾% Senior Secured Notes, (ii) $9.4 million of underwriters' fees and other fees in connection with the issuance of the 5¾% Senior Notes and (iii) $1.1 million of fees incurred in connection with the 2013 Bank Term Loan Amendments.

Net cash provided by financing activities for the first three months of 2012 included:

•	a $10.9 million increase in short term borrowings and overdraft;
with the foregoing partially offset by:

•	a $2.0 million scheduled amortization payment on the 2011 Term Loan Facility.

Long-Term Debt Instruments
For further detail regarding Products Corporation’s long-term debt instruments, see Note 10, “Long-Term Debt,” to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 13, 2013 (the "2012 Form 10-K"), as well as

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources” in the Company’s 2012 Form 10-K.
The Company completed the following debt transactions during the first quarter of 2013:

(a)	2013 Senior Notes Refinancing
On February 8, 2013, Products Corporation successfully completed its offering (the "2013 Senior Notes Refinancing"), pursuant to an exemption from registration under the Securities Act of 1933 (as amended, the "Securities Act"), of $500.0 million aggregate principal amount of 5¾% Senior Notes due 2021 (the “5¾% Senior Notes”). The 5¾% Senior Notes are unsecured and were issued to investors at par. The 5¾% Senior Notes mature on February 15, 2021. Interest on the 5¾% Senior Notes accrues at 5¾% per annum, paid every six months on February 15th and August 15th, with the first interest payment due on August 15, 2013.

The 5¾% Senior Notes were issued pursuant to an indenture (the “5¾% Senior Notes Indenture”), dated as of February 8, 2013 (the “Closing Date”), by and among Products Corporation, Products Corporation’s domestic subsidiaries (the “Guarantors”), which also currently guarantee Products Corporation’s 2011 Term Loan Facility and 2011 Revolving Credit Facility, and U.S. Bank National Association, as trustee. The Guarantors issued guarantees (the “Guarantees”) of Products Corporation’s obligations under the 5¾% Senior Notes and the 5¾% Senior Notes Indenture on a senior unsecured basis.

Products Corporation used a portion of the $491.2 million of net proceeds from the issuance of the 5¾% Senior Notes (net of underwriters' fees), to repay and redeem all of the $330 million outstanding aggregate principal amount of its 9¾% Senior Secured Notes, as well as to pay $8.6 million of accrued interest. Products Corporation incurred an aggregate of $18.9 million of fees for the applicable redemption and tender offer premiums, related fees and expenses in connection with redemption and repayment of the 9¾% Senior Secured Notes and other fees and expenses in connection with the issuance of the 5¾% Senior Notes. Products Corporation used a portion of the remaining proceeds from the issuance of the 5¾% Senior Notes, together with existing cash, to pay approximately $113.0 million of principal on its 2011 Term Loan Facility in conjunction with the 2013 Bank Term Loan Amendments. Products Corporation expects to use the remaining balance available from the issuance of the 5¾% Senior Notes for general corporate purposes, including, without limitation, debt reduction transactions, such as repaying to Revlon, Inc. at maturity in October 2013 the $48.6 million principal amount due from Products Corporation (the "Contributed Loan").

In connection with these refinancing transactions, the Company capitalized $10.1 million of fees and expenses incurred related to the issuance of the 5¾% Senior Notes, which will be amortized over the term of the 5¾% Senior Notes. The Company also recognized a loss on the early extinguishment of debt of $25.4 million during the first quarter of 2013, comprised of $17.6 million of redemption and tender offer premiums, as well as fees and expenses which were expensed as incurred in connection with the redemption and repayment of the 9¾% Senior Secured Notes, as well as the write-off of $7.8 million of unamortized debt discount and deferred financing costs associated with the 9¾% Senior Secured Notes.

Ranking
The 5¾% Senior Notes are Products Corporation’s unsubordinated, unsecured obligations and rank senior in right of payment to any future subordinated obligations of Products Corporation and rank pari passu in right of payment with all existing and future senior debt of Products Corporation. Similarly, each Guarantee is the relevant Guarantor’s unsubordinated, unsecured obligation and ranks senior in right of payment to any future subordinated obligations of such Guarantor and ranks pari passu in right of payment with all existing and future senior debt of such Guarantor.

The 5¾% Senior Notes and the Guarantees rank effectively junior to Products Corporation’s 2011 Term Loan Facility and 2011 Revolving Credit Facility, which are secured, as well as indebtedness and preferred stock of Products Corporation’s foreign and immaterial subsidiaries (the “Non-Guarantor Subsidiaries”), none of which guarantee the 5¾% Senior Notes.

Optional Redemption
On and after February 15, 2016, the 5¾% Senior Notes may be redeemed at Products Corporation's option, at any time as a whole, or from time to time in part, at the following redemption prices (expressed as percentages of principal amount), plus accrued interest to the date of redemption, if redeemed during the 12-month period beginning on February 15th of the years indicated below:

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Year	Percentage
2016	104.313%
2017	102.875%
2018	101.438%
2019 and thereafter	100.000%

Products Corporation may redeem the 5¾% Senior Notes at its option at any time or from time to time prior to February 15, 2016, as a whole or in part, at a redemption price per 5¾% Senior Note equal to the sum of (1) the then outstanding principal amount thereof, plus (2) accrued and unpaid interest (if any) to the date of redemption, plus (3) the applicable premium based on the applicable treasury rate plus 75 basis points.

Prior to February 15, 2016, Products Corporation may, from time to time, redeem up to 35% of the aggregate principal amount of the 5¾% Senior Notes and any additional notes with, and to the extent Products Corporation actually receives, the net proceeds of one or more equity offerings from time to time, at 105.75% of the principal amount thereof, plus accrued interest to the date of redemption.

Change of Control
Upon the occurrence of specified change of control events, Products Corporation is required to make an offer to purchase all of the 5¾% Senior Notes at a purchase price of 101% of the outstanding principal amount of the 5¾% Senior Notes as of the date of any such repurchase, plus accrued and unpaid interest to the date of repurchase.

Certain Covenants
The 5¾% Senior Notes Indenture limits Products Corporation’s and the Guarantors’ ability, and the ability of certain other subsidiaries, to:

•	incur or guarantee additional indebtedness (“Limitation on Debt”);

•	pay dividends, make repayments on indebtedness that is subordinated in right of payment to the 5¾% Senior Notes and make other “restricted payments” (“Limitation on Restricted Payments”);

•	make certain investments;

•	create liens on their assets to secure debt;

•	enter into transactions with affiliates;

•	merge, consolidate or amalgamate with another company (“Successor Company”);

•	transfer and sell assets (“Limitation on Asset Sales”); and

•	permit restrictions on the payment of dividends by Products Corporation’s subsidiaries (“Limitation on Dividends from Subsidiaries”).

These covenants are subject to important qualifications and exceptions. The 5¾% Senior Notes Indenture also contains customary affirmative covenants and events of default.

In addition, if during any period of time the 5¾% Senior Notes receive investment grade ratings from both Standard & Poor’s and Moody’s Investors Services, Inc. and no default or event of default has occurred and is continuing under the 5¾% Senior Notes Indenture, Products Corporation and its subsidiaries will not be subject to the covenants on Limitation on Debt, Limitation on Restricted Payments, Limitation on Asset Sales, Limitation on Dividends from Subsidiaries and certain provisions of the Successor Company covenant.

Registration Rights
On the Closing Date, Products Corporation, the Guarantors and the representatives of the initial purchasers of the 5¾% Senior Notes entered into a Registration Rights Agreement, pursuant to which Products Corporation and the Guarantors agreed with the representatives of the initial purchasers, for the benefit of the holders of the 5¾% Senior Notes, that Products Corporation will, at its cost, among other things: (i) file a registration statement with respect to the 5¾% Senior Notes within 150 days after the Closing Date to be used in connection with the exchange of the 5¾% Senior Notes and related guarantees for publicly registered notes and related guarantees with substantially identical terms in all material respects (except for the transfer restrictions relating to the 5¾% Senior Notes and interest rate increases as described below); (ii) use its reasonable best efforts to cause the applicable

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

registration statement to become effective under the Securities Act within 210 days after the Closing Date; and (iii) use its reasonable best efforts to effect an exchange offer of the 5¾% Senior Notes and the related guarantees for registered notes and related guarantees within 270 days after the Closing Date. In addition, under certain circumstances, Products Corporation may be required to file a shelf registration statement to cover resales of the 5¾% Senior Notes. If Products Corporation fails to satisfy such obligations, it will be obligated to pay additional interest to each holder of the 5¾% Senior Notes that are subject to transfer restrictions, with respect to the first 90-day period immediately following any such failure, at a rate of 0.25% per annum on the principal amount of the 5¾% Senior Notes that are subject to transfer restrictions held by such holder. The amount of additional interest will increase by an additional 0.25% per annum with respect to each subsequent 90-day period until all registration requirements have been satisfied, up to a maximum amount of additional interest of 0.50% per annum on the principal amount of the 5¾% Senior Notes that are subject to transfer restrictions.

Products Corporation was in compliance with all applicable covenants under its 5¾% Senior Notes Indenture as of March 31, 2013 and its 9¾% Senior Secured Notes Indenture as of December 31, 2012.

(b)	2013 Bank Term Loan Amendments to the 2011 Term Loan Agreement
On February 21, 2013, Products Corporation consummated the 2013 Bank Term Loan Amendments, among Products Corporation, as borrower, a syndicate of lenders and Citicorp, USA, Inc. (“CUSA”), as administrative agent and collateral agent.
Pursuant to the 2013 Bank Term Loan Amendments, Products Corporation reduced the total aggregate principal amount outstanding under the 2011 Term Loan Facility from $788.0 million to $675.0 million, using a portion of the proceeds from Products Corporation’s issuance of its 5¾% Senior Notes (see “– 2013 Senior Notes Refinancing”), together with cash on hand.  The 2013 Bank Term Loan Amendments also reduced the interest rates on the 2011 Term Loan Facility such that Eurodollar Loans bear interest at the Eurodollar Rate plus 3.00% per annum, with the Eurodollar Rate not to be less than 1.00% (compared to 3.50% and 1.25%, respectively, prior to the 2013 Bank Term Loan Amendments), while Alternate Base Rate loans bear interest at the Alternate Base Rate plus 2.00%, with the Alternate Base Rate not to be less than 2.00% (compared to 2.50% and 2.25%, respectively, prior to the 2013 Bank Term Loan Amendments) (and as each such term is defined in the 2011 Term Loan Agreement).
Pursuant to the 2013 Bank Term Loan Amendments, Products Corporation, under certain circumstances, also has the right to request the 2011 Term Loan Facility be increased by up to the greater of (i) $300 million and (ii) an amount such that Products Corporation’s First Lien Secured Leverage Ratio (as defined in the 2011 Term Loan Agreement) does not exceed 3.50:1.00 (compared to $300 million prior to the 2013 Bank Term Loan Amendments), provided that the lenders are not committed to provide any such increase.
Products Corporation’s Revolving Credit Facility due under the third amended and restated revolving credit agreement dated June 16, 2011 (the “2011 Revolving Credit Agreement”) remains unchanged.
For the three months ended March 31, 2013, the Company incurred approximately $1.2 million of fees and expenses in connection with the 2013 Bank Term Loan Amendments, of which, $0.2 million was capitalized. The Company expensed the remaining $1.0 million of fees and expenses and wrote-off $1.5 million of unamortized debt discount and deferred financing costs. These amounts, totaling $2.5 million, were recognized within loss on early extinguishment of debt in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended March 31, 2013.
For additional details regarding the 2011 Term Loan Agreement and 2011 Revolving Credit Facility Agreement (together, the “2011 Credit Agreements”), see Note 10, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2012 Form 10-K.
Products Corporation was in compliance with all applicable covenants under the 2011 Credit Agreements as of March 31, 2013 and as of December 31, 2012. At March 31, 2013, the aggregate principal amount outstanding under the 2011 Term Loan Facility was $675.0 million and availability under the 2011 Revolving Credit Facility, based upon the calculated borrowing base less $10.3 million of outstanding undrawn letters of credit and nil then drawn on the 2011 Revolving Credit Facility was $129.7 million. During the first quarters of 2013 and 2012, there were no borrowings under the 2011 Revolving Credit Facility.

Impact of Foreign Currency Translation – Venezuela
During the first quarter of 2013 and 2012, Revlon Venezuela had net sales of approximately 2% of the Company’s consolidated net sales. At both March 31, 2013 and December 31, 2012, total assets in Revlon Venezuela were approximately 2% of the Company’s total assets.
Highly-Inflationary Economy: Effective January 1, 2010, Venezuela was designated as a highly inflationary economy under U.S. GAAP. As a result, beginning January 1, 2010, the U.S. Dollar is the functional currency for Revlon Venezuela. Through

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

December 31, 2009, prior to Venezuela being designated as highly inflationary, currency translation adjustments of Revlon Venezuela’s balance sheet were reflected in stockholder's deficiency as part of Other Comprehensive Income; however, subsequent to January 1, 2010, such adjustments are reflected in earnings.
Currency Devaluation: On February 8, 2013, the Venezuelan government announced the devaluation of its local currency (“Bolivars”) relative to the U.S. Dollar, effective beginning February 13, 2013. The devaluation changed the official exchange rate to 6.30 Bolivars per U.S. Dollar (the "Official Rate"). The Venezuelan government also announced that the currency market administered by the central bank known as the Sistema de Transacciones en Moneda Extranjera (“SITME”) would be eliminated. As previously disclosed in the Company’s 2012 Form 10-K, the Company was using the SITME rate to translate the financial statements of Revlon Venezuela beginning in April 2011.
As a result of the elimination of the SITME market, the Company began using the Official Rate of 6.30 Bolivars per U.S. Dollar to translate Revlon Venezuela’s financial statements beginning in the first quarter of 2013. The devaluation of the local currency had the impact of reducing reported net sales and operating income by $0.5 million and $0.4 million, respectively, in the first quarter of 2013. Additionally, to reflect the impact of the currency devaluation, a one-time foreign currency loss of $0.6 million was recorded in the first quarter of 2013 as a result of the required re-measurement of Revlon Venezuela’s balance sheet. As Venezuela was designated as a highly inflationary economy effective January 1, 2010, the Company reflected this foreign currency loss in earnings.
As of the date of this filing, a new foreign currency exchange system is being developed in Venezuela to replace the SITME market. As a result, the Company has been unable to access U.S. Dollars in Venezuela since the devaluation in early February 2013. Once a new currency market is developed, the Company will consider participating in exchanging Bolivars for U.S. Dollars to the extent permitted. If the rate of exchange in the new currency market is higher than the Official Rate, it would have a negative impact on the Company's results of operations going forward.

Sources and Uses
The Company’s principal sources of funds are expected to be operating revenues, cash on hand and funds available for borrowing under the 2011 Revolving Credit Facility and other permitted lines of credit. The 2011 Credit Agreements, the 5¾% Senior Notes Indenture and the Amended and Restated Senior Subordinated Term Loan Agreement with MacAndrews & Forbes (the “Amended and Restated Senior Subordinated Term Loan Agreement”) contain certain provisions that by their terms limit Products Corporation and its subsidiaries’ ability to, among other things, incur additional debt.
The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, debt service payments and costs, tax payments, pension and post-retirement benefit plan contributions, payments in connection with the Company’s restructuring programs, severance not otherwise included in the Company’s restructuring programs and debt repurchases. The Company’s cash contributions to its pension and post-retirement benefit plans in the first three months of 2013 were $2.7 million. The Company expects cash contributions to its pension and post-retirement benefit plans to be approximately $20 million in the aggregate for full year 2013. The Company’s cash taxes paid in the first three months of 2013 were $2.6 million. The Company expects to pay cash taxes of approximately $20 million in the aggregate for full year 2013. The Company’s purchases of permanent wall displays and capital expenditures in the first three months of 2013 were $11.1 million and $5.5 million, respectively. The Company expects purchases of permanent wall displays and capital expenditures in the aggregate for full year 2013 to be approximately $50 million and $25 million, respectively.
The Company has undertaken, and continues to assess, refine and implement, a number of programs to efficiently manage its working capital, including, among other things, initiatives intended to optimize inventory levels over time; centralized procurement to secure discounts and efficiencies; prudent management of accounts receivable and accounts payable; and controls on general and administrative spending. In the ordinary course of business, the Company’s source or use of cash from operating activities may vary on a quarterly basis as a result of a number of factors, including the timing of working capital flows.
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
Any such developments, if significant, could reduce the Company’s revenues and could adversely affect Products Corporation’s ability to comply with certain financial covenants under the 2011 Credit Agreements and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending. (See also Item 1A. “Risk Factors” in this Form 10-Q and in the Company’s 2012 Form 10-K for further discussion of certain risks associated with the Company’s business and indebtedness.)
Products Corporation enters into FX Contracts and option contracts from time to time to hedge certain net cash flows denominated in currencies other than the local currencies of the Company’s foreign and domestic operations. The FX Contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. At March 31, 2013, the notional amount and fair value of FX Contracts outstanding was $46.1 million and $0.2 million, respectively.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Disclosures about Contractual Obligations and Commercial Commitments

As of March 31 2013, there were no material changes to the Company’s total contractual cash obligations, as set forth in the contractual obligations and commercial commitments table included in the Company’s 2012 Form 10-K, other than those entered into in the first quarter of 2013 in connection with the 2013 Bank Term Loan Amendments to the 2011 Term Loan Agreement and the 2013 Senior Notes Refinancing.

The following reflects the impact of the 2013 Bank Term Loan Amendments and the 2013 Senior Notes Refinancing on the Company’s principal and interest obligations related to its long-term debt:

	Payments Due by Period (dollars in millions)
Contractual Obligations	Total	2013 Q2 – Q4	2014-2015	2016-2017	After 2017
Long-term debt, including current portion (a)	$1,233.4	$—	$58.4	$675.0	$500.0
Interest on long-term debt (b)	368.8	42.1	117.0	109.1	100.6

(a)
Amount includes (i) the $675.0 million aggregate principal amount outstanding under the 2011 Term Loan Facility as of March 31, 2013; (ii) the $500.0 million aggregate principal amount outstanding under the 5¾% Senior Notes as of March 31, 2013; and (iii) the $58.4 million aggregate principal amount outstanding of the Non-Contributed Loan (the portion of the Amended and Restated Senior Subordinated Term Loan that remains owing from Products Corporation to various third parties) as of March 31, 2013, which loan matures on October 8, 2014 and bears interest at a floating rate of LIBOR plus 7% with a 1.5% LIBOR floor.

(b)
Consists of interest through the respective maturity dates on (i) the $675.0 million in aggregate principal amount outstanding under the 2011 Term Loan Facility based upon assumptions regarding the amount of debt outstanding under the 2011 Term Loan Agreement; (ii) the $500.0 million in aggregate principal amount of the 5¾% Senior Notes; and (iii) the $58.4 million aggregate principal amount outstanding of the Non-Contributed Loan; based on interest rates under such debt agreements as of March 31, 2013.

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
For a discussion of the Company’s critical accounting policies, see the Company's 2012 Form 10-K.

Effect of Recent Accounting Pronouncements
See discussion of recent accounting pronouncements in Note 1, “Description of Business and Basis of Presentation,” to the Unaudited Consolidated Financial Statements in this Form 10-Q.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company’s policy is to manage market risk through a combination of fixed and floating rate debt. The Company from time to time makes use of derivative financial instruments to adjust its fixed and floating rate ratio. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in Item 7A of the Company’s 2012 Form 10-K (“Item 7A”) describes significant aspects of the Company’s financial instrument programs that have material market risk as of December 31, 2012. The following tables present the information required by Item 7A as of March 31, 2013:

Interest Rate Sensitivity

	Expected Maturity Date for the year ended December 31,
	(dollars in millions, except for rate information)
	2013		2014		2015	2016	2017	Thereafter	Total	Fair Value March 31, 2013
Debt
Short-term variable rate (various currencies)	$5.0								$5.0	$5.0
Average interest rate (a)	6.1%
Long-term fixed rate – third party ($US)								$500.0	500.0	501.3
Average interest rate								5.75%
Long-term fixed rate – affiliates ($US)	48.6	(b)							48.6	50.1
Average interest rate	12.75%
Long-term variable rate – third party ($US)	—		$58.4	(c)	$—	$—	$675.0	—	733.4	745.0
Average interest rate (a)(d)	—		8.5%		—	—	4.2%	—
Total debt	$53.6		$58.4		$—	$—	$675.0	$500.0	$1,287.0	$1,301.4

(a)	Weighted average variable rates are based upon implied forward rates from the U.S. Dollar LIBOR yield curves at March 31, 2013.

(b)
Represents the $48.6 million aggregate principal amount outstanding of the Contributed Loan (the portion of the Amended and Restated Senior Subordinated Term Loan that remains owing from Products Corporation to Revlon, Inc.) as of March 31, 2013, which loan matures on October 8, 2013.

(c)
Represents the $58.4 million aggregate principal amount outstanding of the Non-Contributed Loan (the portion of the Amended and Restated Senior Subordinated Term Loan that remains owing from Products Corporation to various third parties) as of March 31, 2013 which loan matures on October 8, 2014.

(d)
As a result of the 2013 Bank Term Loan Amendments, the 2011 Term Loan Facility bears interest at the Eurodollar Rate (as defined in the 2011 Term Loan Agreement) plus 3.00% per annum (with the Eurodollar Rate not to be less than 1.00%). The Non-Contributed Loan bears interest at a floating rate of LIBOR plus 7%, with a 1.5% LIBOR floor, which is payable quarterly in arrears in cash.

Exchange Rate Sensitivity

Forward Contracts (“FC”)	Average Contractual Rate $/FC	Original US Dollar Notional Amount	Contract Value March 31, 2013	Fair Value March 31, 2013
Sell Canadian Dollars/Buy USD	0.9902	$18.7	$18.9	$0.2
Sell Australian Dollars/Buy USD	1.0197	14.3	14.1	(0.2)
Sell South African Rand/Buy USD	0.1112	6.1	6.4	0.3
Buy Australian Dollars/Sell New Zealand Dollars	1.2684	5.1	5.0	(0.1)
Sell Japanese Yen/Buy USD	0.0106	1.0	1.0	—
Sell Hong Kong Dollars/Buy USD	0.1289	0.7	0.7	—
Sell New Zealand Dollars/Buy USD	0.8103	0.2	0.2	—
Total forward contracts		$46.1	$46.3	$0.2

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the three-month period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective.
(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-Looking Statements
This Quarterly Report on Form 10-Q for the three months ended March 31, 2013, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates (whether qualitative or quantitative) as to:

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

(iii)
the Company's belief that the continued execution of its business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands, further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, any of which, the intended purpose of which would be to create value through profitable growth, could result in the Company making investments and/or recognizing charges related to executing against such opportunities, which activities may be funded with cash on hand, funds available under the 2011 Revolving Credit Facility and/or other permitted additional sources of capital, which actions could increase the Company’s total debt;

(iv)
the Company’s expectations regarding its strategic goal to profitably grow its business and as to the business strategies employed to achieve this goal, which are: (a) continuing to build its strong brands by focusing on innovative, high-quality, consumer-preferred brand offering; effective consumer brand communication; appropriate levels of advertising and promotion; and superb execution with its retail partners; (b) continuing to develop its organizational capability through retaining, attracting and rewarding highly capable people and through performance management, development planning, succession planning and training; (c) continuing to drive common global processes which are designed to provide the most efficient and effective allocation of its resources; (d) focusing on pursuing growth opportunities with the Company’s existing brands as well as seeking to acquire brands to complement the Company’s core business; and (e) continuing to drive the Company’s collective business activities to deliver improved financial performance;

(v)
the effect of restructuring activities, restructuring costs and charges, the timing of restructuring payments and the benefits from such activities; including, without limitation, the Company’s expectation that approximately $7 million of cost reductions associated with the September 2012 Program are expected to benefit 2013 and annualized cost

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

reductions thereafter are expected to be approximately $10 million; the Company’s expectation to recognize approximately $1 million in additional charges for the remainder of 2013, for a total of approximately $25 million in charges related to the September 2012 Program; and the Company’s expectation that the total cash paid related to the September 2012 Program will be approximately $24 million, of which $3.8 million was paid in 2012, $4.5 million was paid in the three months ended March 31, 2013 and the remainder is expected to be paid in 2013;

(vi)
the Company’s expectation that operating revenues, cash on hand and funds available for borrowing under Products Corporation's 2011 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2013, including the cash requirements referred to in item (viii) below;

(vii)
the Company’s expected principal sources of funds, including operating revenues, cash on hand and funds available for borrowing under Products Corporation's 2011 Revolving Credit Facility and other permitted lines of credit, as well as the availability of funds from the Company taking certain measures, including, among other things, reducing discretionary spending;

(viii)
the Company's expected principal uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, payments in connection with the Company's purchases of permanent wall displays, capital expenditure requirements, debt service payments and costs, tax payments, pension and post-retirement benefit plan contributions, restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt repurchases (including, without limitation, that the Company may also, from time to time, seek to retire or purchase its outstanding debt obligations in open market purchases, in privately negotiated transactions or otherwise and may seek to refinance some or all of its indebtedness based upon market conditions and that any retirement or purchase of debt may be funded with operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material); and its estimates of the amount and timing of its operating expenses, debt service payments (including payments required under Products Corporation's debt instruments), cash contributions to the Company’s pension plans and its other post-retirement benefit plans, net periodic benefit costs for the pension and other post-retirement benefit plans, cash tax payments, purchases of permanent wall displays, capital expenditures, restructuring costs and payments, severance costs and payments and debt repurchases;

(ix)
Products Corporation's expectation to use the remaining balance available from the issuance of the 5¾% Senior Notes for general corporate purposes, including, without limitation, debt reduction transactions, such as repaying to Revlon, Inc. at maturity in October 2013 the Contributed Loan;

(x)
matters concerning the Company's market-risk sensitive instruments, as well as the Company’s expectations as to the counterparty’s performance, including that any loss arising from the non-performance by the counterparty would not be material;

(xi)
the Company's expectation to efficiently manage its working capital, including, among other things, initiatives intended to optimize inventory levels over time; centralized procurement to secure discounts and efficiencies; prudent management of accounts receivable and accounts payable; and controls on general and administrative spending; and the Company’s belief that in the ordinary course of business, its source or use of cash from operating activities may vary on a quarterly basis as a result of a number of factors, including the timing of working capital flows;

(xii)	the Company’s expectations regarding its future net periodic benefit cost for its U.S. and international defined benefit plans;

(xiii)	the Company’s belief that it maintains comprehensive property insurance, as well as business interruption insurance;

(xiv)
the Company's expectation that its tax provision and effective tax rate in any individual quarter will vary and may not be indicative of the Company's tax provision and effective tax rate for the full year;

(xv)
the Company's belief that while the new structure of its long-term incentive plan does not change the amount of the potential annual incentive award, the transition is expected to result in higher expense in 2013 and 2014 as compared to 2012 by approximately $5 million and $3 million, respectively, and that the Company expects no additional expense related to the transition to the new structure after 2014; and

(xvi)
the Company's expectation that once a new currency market is developed in Venezuela, the Company will consider participating in exchanging Bolivars for U.S. Dollars to the extent permitted and the Company's belief that if the rate of exchange in the new currency market is higher than the Official Rate, it would have a negative impact on the Company's results of operations going forward.

Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language such as

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

"estimates," "objectives," "visions," "projects," "forecasts," "focus," "drive towards," "plans," "targets," "strategies," "opportunities," "assumptions," "drivers," "believes," "intends," "outlooks," "initiatives," "expects," "scheduled to," "anticipates," "seeks," "may," "will" or "should" or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategies, targets, long-range plans, models or intentions. Forward-looking statements speak only as of the date they are made, and except for the Company's ongoing obligations under the U.S. federal securities laws, the Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
Investors are advised, however, to consult any additional disclosures the Company made or may make in its 2012 Form 10-K, and in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC in 2013 (which, among other places, can be found on the SEC's website at http://www.sec.gov). Except as expressly set forth in this Form 10-Q, the information available from time to time on such website shall not be deemed incorporated by reference into this Quarterly Report on Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. (See also Item 1A. “Risk Factors” in this Form 10-Q and in the Company’s 2012 Form 10-K for further discussion of risks associated with the Company’s business.) In addition to factors that may be described in the Company's filings with the SEC, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:

(i)
unanticipated circumstances or results affecting the Company's financial performance, including decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel; changes in consumer preferences, such as reduced consumer demand for the Company's color cosmetics and other current products, including new product launches; changes in consumer purchasing habits, including with respect to shopping channels; lower than expected retail customer acceptance or consumer acceptance of, or less than anticipated results from, the Company’s existing or new products; higher than expected pension expense and/or cash contributions under its benefit plans, advertising, promotional and/or marketing expenses or lower than expected results from the Company’s advertising, promotional and/or marketing plans; higher than expected sales returns or decreased sales of the Company’s existing or new products; actions by the Company’s customers, such as retailer inventory management and greater than anticipated retailer space reconfigurations or reductions in retail space and/or product discontinuances or a greater than expected impact from retailer pricing or promotional strategies; and changes in the competitive environment and actions by the Company's competitors, including business combinations, technological breakthroughs, new product offerings, increased advertising, promotional and marketing spending and advertising, promotional and/or marketing successes by competitors, including increases in share in the mass retail channel;

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

(iv)
difficulties, delays or unanticipated costs in achieving the Company’s strategic goal to profitably grow its business and as to the business strategies employed to achieve this goal, such as (a) difficulties, delays or the Company’s inability to build its strong brands, such as due to less than effective product development, less than expected acceptance of its new or existing products by consumers and/or retail customers, less than expected acceptance of its advertising, promotional and/or marketing plans by its consumers and/or retail customers, less than expected investment in advertising, promotional and/or marketing activities or greater than expected competitive investment, less than expected acceptance of its brand communication by consumers and/or retail partners, less than expected levels of advertising, promotional and/or marketing activities for its new product launches and/or less than expected levels of execution with its retail partners or higher than expected costs and expenses; (b) difficulties, delays or the inability to develop its organizational capability; (c) difficulties, delays or unanticipated costs in connection with its plans to continue to drive common global processes which are designed to provide the most efficient and effective allocation of its resources, such as due to higher than anticipated levels of investment required to support and build its brands globally; (d) difficulties, delays or unanticipated costs in connection with its plans to pursue growth

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

opportunities with the Company’s existing brands, such as due to those reasons set forth in clause (iv)(a) above, and/or acquire brands to complement the Company’s core business, such as difficulties, delays or unanticipated costs in consummating, or its inability to consummate, transactions to acquire new brands; and/or (e) difficulties, delays or unanticipated costs in continuing to drive the Company’s collective business activities to deliver improved financial performance;

(v)
difficulties, delays or unanticipated costs or charges or less than expected savings and other benefits resulting from the Company's restructuring activities, such as greater than anticipated costs or charges or less than anticipated cost reductions or other benefits from the September 2012 Program and the risk that any of such programs may not satisfy the Company’s objectives;

(vi)
lower than expected operating revenues, cash on hand and/or funds available under the 2011 Revolving Credit Facility and/or other permitted lines of credit or higher than anticipated operating expenses, such as referred to in clause (viii) below;

(vii)
the unavailability of funds under Products Corporation's 2011 Revolving Credit Facility or other permitted lines of credit; or from difficulties, delays in or the Company's inability to take other measures, such as reducing discretionary spending;

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

(ix)
difficulties, delays in or Products Corporation’s inability to use proceeds from the issuance of the 5¾% Senior Notes for general corporate purposes, including, without limitation, debt reduction transactions, such as repaying to Revlon, Inc. at maturity the Contributed Loan, whether due to market conditions or otherwise;

(x)
interest rate or foreign exchange rate changes affecting the Company and its market-risk sensitive financial instruments and/or difficulties, delays or the inability of the counterparty to perform such transactions;

(xi)	difficulties, delays or the inability of the Company to efficiently manage its cash and working capital;

(xii)	lower than expected returns on pension plan assets and/or lower discount rates, which could result in higher than expected cash contributions and/or net periodic benefit costs;

(xiii)	less than expected insurance proceeds related to the fire at Revlon Venezuela’s facility, and/or greater than expected lost net sales and/or profits lost as a result of the business interruption;

(xiv)	unexpected significant variances in the Company's tax provision and effective tax rate;

(xv)
difficulties, delays in or the Company's inability to exchange Bolivars for U.S. Dollars, whether due to the lack of a market developing for such exchange or otherwise and/or unanticipated adverse impacts to the Company's results of operations such as due to higher than expected exchange rates; and

(xvi)	unanticipated consequences from the Company's new long-term incentive plan, such as higher than anticipated expenses or changes in the periods when such expenses would be recognized.

Factors other than those listed above could also cause the Company's results to differ materially from expected results. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.
Website Availability of Reports and Other Corporate Governance Information
Revlon, Inc., which owns 100% of Products Corporation's common stock, maintains a comprehensive corporate governance program, including Corporate Governance Guidelines for Revlon, Inc.’s Board of Directors, Revlon, Inc.’s Board Guidelines for Assessing Director Independence and charters for Revlon, Inc.’s Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee. Revlon, Inc. maintains a corporate investor relations website, www.revloninc.com, where stockholders and other interested persons may review, without charge, among other things, Revlon, Inc.'s corporate governance materials and certain SEC filings (such as Revlon, Inc.'s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, annual reports, Section 16 reports reflecting certain changes in the stock ownership of Revlon, Inc.’s directors and Section 16 officers, and certain other documents filed with the SEC), each of which are generally available on the same business day as the filing date with the SEC on the SEC’s website http://www.sec.gov, as well as on Revlon, Inc.'s corporate website http://www.revloninc.com. In addition, under the section of the website entitled, "Corporate Governance," Revlon, Inc. posts printable copies of the latest versions of its Corporate Governance Guidelines, Board Guidelines for Assessing Director Independence, charters for Revlon, Inc.'s Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee, as well as Revlon, Inc.'s and the Company's Code of Business Conduct, which includes

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Revlon, Inc.'s and the Company's Code of Ethics for Senior Financial Officers, and the Audit Committee Pre-Approval Policy. The business and financial materials and any other statement or disclosure on, or made available through, the websites referenced herein shall not be deemed incorporated by reference into this report.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1A. Risk Factors
In addition to the other information set forth in this report, when evaluating the Company’s business, investors should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in the Company’s 2012 Form 10-K.
Investors should also carefully consider the following risk factor, which has been updated for developments in the first quarter of 2013:
The Company's foreign operations are subject to a variety of social, political and economic risks and have been, and are expected to continue to be, affected by foreign currency fluctuations and/or currency controls, which could adversely affect the results of the Company's business, financial condition and/or results of operations and the value of its foreign assets.
As of March 31, 2013, the Company had operations based in 14 foreign countries and its products were sold throughout the world. The Company is exposed to risks associated with social, political and economic conditions, including inflation, inherent in operating in foreign countries, including those in Asia, Eastern Europe, Latin America (including Venezuela) and South Africa, which could adversely affect the Company's business, financial condition and/or results of operations. Such risks arise from laws and policies that govern foreign investment in countries where the Company has operations, hyperinflation, currency devaluation, currency controls, currency remittance restrictions, changes in consumer purchasing habits including as to shopping channels, as well as, to a lesser extent, changes in U.S. laws and regulations relating to foreign trade and investment.
These risks and limitations could affect the ability of the Company's foreign subsidiaries to obtain sufficient capital to conduct their operations in the ordinary course of business. These limitations and the difficulties certain of the Company's foreign subsidiaries may experience on the free flow of funds to the Company's foreign subsidiaries could restrict the Company's ability to respond timely to challenging market situations or changes in the Company's operations, which could adversely affect the Company's business, financial condition and/or results of operations.
Currency restrictions enacted by the Venezuelan government, which began in 2003, have impacted the ability of Revlon Venezuela to obtain U.S. Dollars in exchange for local currency at the official foreign exchange rates. Revlon Venezuela accounted for approximately 2%, 2% and 3% of the Company's net sales for the years ended December 31, 2012, 2011 and 2010, respectively.
Effective January 1, 2010, Venezuela was designated as a highly inflationary economy under U.S. GAAP and as a result of the hyperinflationary designation and devaluation of the local currency in Venezuela, the Company's results of operations in 2010 were adversely impacted. As a result, during 2011 and 2012, the Company used alternative foreign currency markets with less favorable exchange rates to access U.S. Dollars, which adversely impacted the Company's results of operations.
On February 8, 2013, the Venezuelan government announced the devaluation of Bolivars relative to the U.S. Dollar, effective beginning February 13, 2013, changing the Official Rate to 6.30 Bolivars per U.S. Dollar.  The Venezuelan government also announced that SITME, the currency market that the Company had been using through early February 2013, would be eliminated.  As of the date of this filing, a new foreign currency exchange system is being developed in Venezuela to replace the SITME market. As a result, the Company has been unable to access U.S. Dollars in Venezuela since the devaluation in early February 2013.  Once a new currency market is developed, the Company will consider participating in exchanging Bolivars for U.S. Dollars to the extent permitted. If the rate of exchange in the new currency market is higher than the Official Rate, it would have a negative impact on the Company's results of operations going forward. (See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources - Impact of Foreign Currency Translation - Venezuela” for details).
Additionally, transfers of funds to the Company's subsidiary in China, either as a shareholder loan or as an increase in registered capital, are subject to registration with or approval by the China's governmental authorities, including the State Administration of Foreign Exchange, or SAFE, or the relevant examination and approval authority. Also, Company loans to finance its China subsidiary cannot exceed certain statutory limits.
The Company's net sales outside of the U.S. for the years ended December 31, 2012, 2011 and 2010 were approximately 44%, 45% and 45% of the Company's total consolidated net sales, respectively. Fluctuations in foreign currency exchange rates have affected and may continue to affect the Company's results of operations and the value of its foreign assets in 2012 and 2013, respectively, which in turn may adversely affect the Company's reported net sales and earnings and the comparability of period-to-period results of operations.
Products Corporation enters into foreign currency forward exchange contracts to hedge certain net cash flows denominated in foreign currencies. The foreign currency forward exchange contracts are entered into primarily for the purpose of hedging

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

anticipated inventory purchases and certain intercompany payments denominated in foreign currencies and generally have maturities of less than one year. At March 31, 2013, the notional amount of Products Corporation's foreign currency forward exchange contracts was $46.1 million. The foreign currency forward exchange contracts that Products Corporation enters into may not adequately protect against foreign currency fluctuations.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Item 6. Exhibits

4.1
Amendment No. 1 to Credit Agreement, dated as of February 21, 2013, to the Third Amended and Restated Term Loan Agreement, dated as of May 19, 2011, among Products Corporation, as borrower, Citicorp USA, Inc. (“CUSA”), as Administrative Agent and Collateral Agent, and each lender thereunder (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Products Corporation filed with the SEC on February 21, 2013).

*4.2
Reaffirmation Agreement, dated as of February 21, 2013, made by Revlon, Inc., Products Corporation and certain of its domestic subsidiaries and acknowledged by CUSA, as collateral agent for the secured parties .

*4.3
Indenture, dated as of February 8, 2013, among Products Corporation, certain subsidiaries of Products Corporation as guarantors thereto, and U.S. Bank National Association, as trustee, relating to Products Corporation's 5.75% Senior Notes due 2021 (the “5.75% Senior Notes”).

*4.4	Form of 5.75% Senior Notes (included in Exhibit 4.3).
*4.5
Registration Rights Agreement, dated as of February 8, 2013, among Products Corporation, certain subsidiaries of Products Corporation and Citigroup Global Markets Inc., as representative of the several initial purchasers of the 5.75% Senior Notes.

*4.6
Supplemental Indenture, dated as of February 8, 2013, among Products Corporation, Revlon, Inc. and certain subsidiaries of Products Corporation, as guarantors thereto, and U.S. Bank National Association, as trustee.

*31.1	Certification of Alan T. Ennis, Chief Executive Officer, dated April 25, 2013, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Steven Berns, Chief Financial Officer, dated April 25, 2013, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1 (furnished herewith)	Certification of Alan T. Ennis, Chief Executive Officer, dated April 25, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (furnished herewith)	Certification of Steven Berns, Chief Financial Officer, dated April 25, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 25, 2013

REVLON CONSUMER PRODUCTS CORPORATION
Registrant

By: /s/ Steven Berns	By: /s/ Jessica T. Graziano
Steven Berns	Jessica T. Graziano
Executive Vice President and	Senior Vice President,
Chief Financial Officer	Corporate Controller and
Chief Accounting Officer