Form 10-Q
period 2014-03-31
REVLON CONSUMER PRODUCTS CORP
filed 2014-04-30
CIK 890547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock was 5,260 as of March 31, 2014, all of which were held by one affiliate, Revlon, Inc.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	March 31, 2014	December 31, 2013(a)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$196.3	$244.1
Trade receivables, less allowance for doubtful accounts of $5.8 and $4.2 as of March 31, 2014 and December 31, 2013, respectively	265.5	253.5
Inventories	188.4	175.0
Deferred income taxes – current	61.2	65.1
Receivable from Revlon, Inc.	97.0	94.7
Prepaid expenses and other	72.4	61.4
Total current assets	880.8	893.8
Property, plant and equipment, net of accumulated depreciation of $251.5 and $243.1 as of March 31, 2014 and December 31, 2013, respectively	195.5	195.9
Deferred income taxes – noncurrent	157.1	164.8
Goodwill	472.3	472.3
Intangible assets, net of accumulated amortization of $24.6 and $19.0 as of March 31, 2014 and December 31, 2013, respectively	355.1	360.1
Other assets	125.8	123.8
Total assets	$2,186.6	$2,210.7

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current liabilities:
Short-term borrowings	$11.8	$7.9
Current portion of long-term debt	65.4	65.4
Accounts payable	185.6	165.7
Accrued expenses and other	272.1	313.6
Total current liabilities	534.9	552.6
Long-term debt	1,861.3	1,862.3
Long-term pension and other post-retirement plan liabilities	109.8	118.3
Other long-term liabilities	188.1	194.0
Commitments and contingencies
Stockholder's deficiency:
RCPC Preferred Stock, par value $1.00 per share; 1,000 shares authorized; 546 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	54.6	54.6
Common Stock, par value $1.00 per share; 10,000 shares authorized; 5,260 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	946.7	946.5
Accumulated deficit	(1,360.8)	(1,367.8)
Accumulated other comprehensive loss	(148.0)	(149.8)
Total stockholder's deficiency	(507.5)	(516.5)
Total liabilities and stockholder's deficiency	$2,186.6	$2,210.7

(a) During the three months ended March 31, 2014, the Company recorded Measurement Period Adjustments (as hereinafter defined) to certain net assets and intangible assets acquired in the Colomer Acquisition (as hereinafter defined) on October 9, 2013. Accordingly, the prior period has been retrospectively adjusted for such Measurement Period Adjustments. Refer to Note 2, "Business Combination" for additional details.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in millions)

	Three Months Ended March 31,
	2014	2013

Net sales	$469.8	$325.9
Cost of sales	163.5	114.4
Gross profit	306.3	211.5
Selling, general and administrative expenses	244.0	159.0
Acquisition and integration costs	3.8	—
Restructuring charges and other, net	13.5	0.2
Operating income	45.0	52.3
Other expenses, net:
Interest expense	22.3	20.3
Amortization of debt issuance costs	1.4	0.8
Loss on early extinguishment of debt	1.9	27.9
Foreign currency losses, net	1.4	3.3
Miscellaneous, net	0.1	0.1
Other expenses, net	27.1	52.4
Income (loss) from continuing operations before income taxes	17.9	(0.1)
Provision for income taxes	7.7	1.8
Income (loss) from continuing operations, net of taxes	10.2	(1.9)
Loss from discontinued operations, net of taxes	(3.2)	(2.4)
Net income (loss)	$7.0	$(4.3)
Other comprehensive income:
Currency translation adjustment, net of tax (a)	1.6	(0.8)
Amortization of pension related costs, net of tax (b)(d)	1.2	1.9
Revaluation of derivative financial instruments, net of tax(c)	(1.0)	—
Other comprehensive income	1.8	1.1
Total comprehensive income (loss)	$8.8	$(3.2)

(a)	Net of tax (benefit) expense of $(0.5) million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively.

(b)	Net of tax benefit of nil and $(0.3) million for the three months ended March 31, 2014 and 2013, respectively.

(c)	Net of tax expense of $0.6 million for the three months ended March 31, 2014.

(d)
This other comprehensive income component is included in the computation of net periodic benefit (income) costs. See Note 5, “Pension and Post-Retirement Benefits,” for additional information regarding net periodic benefit (income) costs.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY
(dollars in millions)

	RCPC Preferred Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Deficiency

Balance, January 1, 2014	$54.6	$946.5	$(1,367.8)	$(149.8)	$(516.5)
Stock-based compensation amortization		0.2			0.2
Net income			7.0		7.0
Other comprehensive income, net (a)				1.8	1.8
Balance, March 31, 2014	$54.6	$946.7	$(1,360.8)	$(148.0)	$(507.5)

(a)	See Note 11, “Accumulated Other Comprehensive Loss,” regarding the changes in the accumulated balances for each component of other comprehensive income during the three months ended March 31, 2014.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7.0	$(4.3)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	24.8	17.0
Amortization of debt discount	0.3	0.4
Stock compensation amortization	0.2	—
Provision for (benefit from) deferred income taxes	9.0	(1.1)
Loss on early extinguishment of debt	1.9	27.9
Amortization of debt issuance costs	1.4	0.8
Gain on sale of certain assets	—	(0.4)
Pension and other post-retirement income	(1.3)	(0.1)
Change in assets and liabilities:
(Increase) decrease in trade receivables	(12.9)	26.9
Increase in inventories	(13.7)	(15.4)
Increase in prepaid expenses and other current assets	(11.9)	(13.1)
Increase in accounts payable	16.1	11.0
Decrease in accrued expenses and other current liabilities	(37.6)	(48.2)
Pension and other post-retirement plan contributions	(6.3)	(2.7)
Purchases of permanent displays	(13.7)	(11.1)
Other, net	(8.8)	(4.5)
Net cash used in operating activities	(45.5)	(16.9)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3.7)	(5.5)
Proceeds from the sale of certain assets	0.1	0.4
Net cash used in investing activities	(3.6)	(5.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings and overdraft	6.1	0.2
Repayments under the Acquisition Term Loan	(1.8)	—
Proceeds from the issuance of the 5¾% Senior Notes	—	500.0
Repayment of the 9¾% Senior Secured Notes	—	(330.0)
Repayments under the 2011 Term Loan	—	(113.0)
Payment of financing costs	(1.6)	(27.9)
Other financing activities	(0.5)	(0.6)
Net cash provided by financing activities	2.2	28.7
Effect of exchange rate changes on cash and cash equivalents	(0.9)	(2.2)
Net (decrease) increase in cash and cash equivalents	(47.8)	4.5
Cash and cash equivalents at beginning of period	244.1	116.3
Cash and cash equivalents at end of period	$196.3	$120.8
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$29.5	$25.8
Income taxes, net of refunds	4.8	2.6

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
The accompanying Consolidated Financial Statements are unaudited. In management's opinion, all adjustments necessary for a fair presentation have been made. The Unaudited Consolidated Financial Statements include the accounts of the Company after the elimination of all material intercompany balances and transactions.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying Unaudited Consolidated Financial Statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, trade support costs, certain assumptions related to the valuation of acquired intangible and long-lived assets and the recoverability of intangible and long-lived assets, income taxes, including deferred tax valuation allowances and reserves for estimated tax liabilities, restructuring costs, certain estimates and assumptions used in the calculation of the net periodic benefit (income) costs and the projected benefit obligations for the Company’s pension and other post-retirement plans, including the expected long-term return on pension plan assets and the discount rate used to value the Company’s pension benefit obligations. The Unaudited Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the U.S. Securities and Exchange Commission (the "SEC") on March 5, 2014 (the "2013 Form 10-K").
The Company's results of operations and financial position for interim periods are not necessarily indicative of those to be expected for a full year.
Discontinued Operations Presentation
As a result of the Company's decision on December 30, 2013 to exit its business operations in China, the Company is reporting the results of its China operations within loss from discontinued operations, net of taxes in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss). Accordingly, prior year amounts have been restated to conform to this presentation. See Note 4, "Discontinued Operations," for further discussion.
Recently Adopted Accounting Pronouncements
In March 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-04, “Accounting for Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date,” requiring an entity to record an obligation resulting from joint and several liability arrangements at the greater of the amount that the entity has agreed to pay or the amount the entity expects to pay. Additional disclosures about joint and several liability arrangements will also be required. This guidance is effective for fiscal periods beginning after December 15, 2013, and is applied retrospectively for obligations that existed at the beginning of the fiscal year for which the entity adopted such guidance, with early adoption permitted. The Company adopted ASU No. 2013-04 beginning January 1, 2014, and such adoption did not have an impact on the Company's results of operations, financial condition or disclosures.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Recently Issued Accounting Pronouncements
In April 2014, the FASB issued ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which changes the requirements for reporting discontinued operations under Accounting Standards Codification Topic 205. Under ASU No. 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment or (iv) other major parts of an entity. ASU No. 2014-08 no longer precludes presentation as a discontinued operation if (i) there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations or (ii) there is significant continuing involvement with a component after its disposal. Additional disclosures about discontinued operations will also be required. The guidance is effective for annual periods beginning on or after December 15, 2014, and is to be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The Company expects to adopt ASU No. 2014-08 on a prospective basis beginning January 1, 2015.

2. BUSINESS COMBINATION
The Colomer Acquisition
On October 9, 2013 (the "Acquisition Date"), Products Corporation completed its acquisition of The Colomer Group Participations, S.L. ("Colomer" and the "Colomer Acquisition"), a Spanish company which primarily manufactures, markets and sells professional products to hair and nail salons and other professional channels under brands such as Revlon Professional, CND, including CND Shellac, and American Crew, as well as retail and multi-cultural product lines. The cash purchase price for the Colomer Acquisition was $664.5 million, which Products Corporation financed with proceeds from the Acquisition Term Loan under the Amended Term Loan Facility (both as hereinafter defined). The Colomer Acquisition provides the Company with broad brand, geographic and channel diversification and substantially expands the Company's business, providing both distribution into new channels and cost synergy opportunities.
The results of operations of the Colomer business are included in the Company’s Consolidated Financial Statements commencing on the Acquisition Date.
For the three months ended March 31, 2014, the Company incurred $3.8 million of acquisition and integration costs in the Consolidated Statements of Operations and Comprehensive Income (Loss), which consist of $0.4 million of acquisition costs and $3.4 million of integration costs related to the Colomer Acquisition. The acquisition costs primarily include legal and consulting fees related to the Colomer Acquisition. The integration costs consist of non-restructuring costs related to the Company's plans to integrate Colomer's operations into the Company's business, and, for 2014, primarily include employee-related costs related to management changes and audit-related fees.
Purchase Price Allocation
The Company accounted for the Colomer Acquisition as a business combination during the fourth quarter of 2013. The table below summarizes the amounts recognized for assets acquired and liabilities assumed as of the Acquisition Date, as well as adjustments made in the period after the Acquisition Date to the amounts initially recorded in 2013 (the "Measurement Period Adjustments"). Accordingly, the Company retrospectively adjusted its balance sheet as of December 31, 2013 to reflect these Measurement Period Adjustments. The Measurement Period Adjustments did not have a material impact on the Company's Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2013.
The total consideration of $664.5 million was recorded based on the respective estimated fair values of the net assets acquired on the Acquisition Date with resulting goodwill, as follows:

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

	Amounts Previously Recognized As of October 9, 2013 (Provisional) (a)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (Adjusted)
Cash and cash equivalents	$36.9	$—	$36.9
Trade receivables	83.9	—	83.9
Inventories	75.1	—	75.1
Prepaid expenses and other	31.3	—	31.3
Property, plant and equipment	96.7	—	96.7
Intangible assets(b)	292.7	5.4	298.1
Goodwill(b)(c)	255.7	(2.4)	253.3
Deferred tax asset - non-current	53.1	—	53.1
Other assets(c)	1.9	3.9	5.8
Total assets acquired	927.3	6.9	934.2
Accounts payable	48.0	—	48.0
Accrued expenses and other	65.6	—	65.6
Long-term debt	0.9	—	0.9
Long-term pension and other benefit plan liabilities	4.5	—	4.5
Deferred tax liability(b)	123.3	2.1	125.4
Other long-term liabilities(c)	20.5	4.8	25.3
Total liabilities assumed	262.8	6.9	269.7
Total consideration	$664.5	$—	$664.5
(a) As previously reported in the Company's 2013 Form 10-K.
(b) The Measurement Period Adjustments to intangible assets, deferred tax liability and goodwill during the three months ended March 31, 2014 relate to a change in assumptions used to calculate the fair value of an acquired customer relationship intangible asset, which increased the intangible asset by $5.4 million and extended the life of the asset from 10 to 20 years, increased deferred tax liabilities by $2.1 million, and resulted in a net decrease to goodwill of $3.3 million.
(c) The Company also recorded a $3.9 million income tax adjustment to the beginning tax balance within other assets and a $4.8 million adjustment to other long-term liabilities, resulting in a net increase to goodwill of $0.9 million.
The fair values of the net assets acquired in the Colomer Acquisition are based on management’s preliminary estimate of the respective fair values. The estimated fair values of net assets and resulting goodwill are subject to the Company finalizing its analysis of the fair value of Colomer’s assets and liabilities as of the Acquisition Date and may be adjusted upon completion of such analysis. In addition, information unknown at the time of the Colomer Acquisition could result in adjustments to the respective fair values and resulting goodwill within the year following the Colomer Acquisition.
In determining the fair values of net assets acquired and resulting goodwill, the Company considered, among other factors, the analyses of Colomer's historical financial performance and an estimate of the future performance of the acquired business, as well as market participants' intended use of the acquired assets.
The acquired intangible assets, based on the fair values of the identifiable intangible assets, are as follows:

	Fair Values at October 9, 2013	Weighted Average Remaining Useful Life (in years)
Trade names, indefinite-lived	$108.6	Indefinite
Trade names, finite-lived	109.4	5 - 20
Customer relationships	62.4	15 - 20
License agreement	4.1	10
Internally-developed IP	13.6	10
Total acquired intangible assets	$298.1

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Unaudited Pro Forma Results
The following table presents the Company's pro forma consolidated net sales and income from continuing operations, before income taxes for the three months ended March 31, 2013. The unaudited pro forma results include the historical consolidated statements of operations of the Company and Colomer, giving effect to the Colomer Acquisition and related financing transactions as if they had occurred on January 1, 2012.

Unaudited Pro Forma Results
Three Months Ended March 31, 2013
Net sales	$450.0
Loss from continuing operations, before income taxes	(0.8)
The pro forma results, prepared in accordance with U.S. GAAP, include the following pro forma adjustments related to the Colomer Acquisition:
(i) the pro forma increase in depreciation and amortization expense based on the fair value adjustments to property, plant and equipment and acquired finite-lived intangible assets recorded in connection with the Colomer Acquisition of $4.6 million in the three months ended March 31, 2013; and
(ii) the pro forma increase in interest expense and amortization of debt issuance costs, resulting from the issuance of the Acquisition Term Loan used by Products Corporation to finance the Colomer Acquisition, for a total combined increase of $6.1 million in the three months ended March 31, 2013.
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

3. RESTRUCTURING CHARGES
Integration Program
In January 2014, the Company announced that it was implementing actions to integrate Colomer’s operations into the Company’s business, as well as additional restructuring actions identified to reduce costs across the Company’s businesses (all such actions, together, the “Integration Program”).
The Company expects to recognize total restructuring charges, capital expenditures and related non-restructuring costs under the Integration Program of approximately $45 million to $50 million in the aggregate over the periods described below.
The Integration Program is designed to deliver cost reductions throughout the combined organization by generating synergies and operating efficiencies within the Company’s global supply chain and consolidating offices and back office support, and other actions designed to reduce selling, general and administrative ("SG&A") expenses. Certain actions that are part of the Integration Program are subject to consultations with employees, works councils or unions and governmental authorities. The Company expects to substantially complete the Integration Program by the end of 2015.
The approximately $45 million to $50 million of total expected non-restructuring costs, capital expenditures and restructuring charges under the Integration Program referred to above consist of the following:

1.
$12.5 million and $3.4 million of non-restructuring integration costs recognized in 2013 and for the three months ended March 31, 2014, respectively. Such costs have been reflected within acquisition and integration costs in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) and are related to combining Colomer’s operations into the Company’s business.

2.
Expected integration-related capital expenditures of approximately $8 million, none of which has been incurred in the first quarter of 2014, of which approximately $7 million is expected to be paid during the remainder of 2014 and the remaining balance in 2015.

3.
$13.6 million of restructuring and related charges recognized for the three months ended March 31, 2014. The Company expects total restructuring and related charges of approximately $26 million, with approximately $7 million expected to be recognized during the remainder of 2014 and any remaining charges to be recognized in 2015. A summary of the

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

restructuring and related charges incurred through March 31, 2014 and expected to be incurred for the Integration Program, are as follows:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Other	Total Restructuring Charges	Inventory Write-offs and Other Manufacturing-Related Costs	Other Charges (a)	Total Restructuring and Related Charges
Charges incurred for the three months ended March 31, 2014	$13.4	$0.1	$13.5	$—	$0.1	$13.6
Total expected charges	$18.0	$3.5	$21.5	$3.0	$1.5	$26.0

(a)	Other charges are recorded within SG&A expenses within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).
Of the $13.6 million of restructuring and related charges recognized in the first quarter of 2014, $5.9 million relates to the Consumer segment and $7.7 million relates to the Professional segment.
The Company expects cash payments to total approximately $26 million related to the restructuring and related charges in connection with the Integration Program, of which $1.4 million was paid in the first quarter of 2014, approximately $20 million is expected to be paid in the remainder of 2014 and the balance in 2015.
December 2013 Program
In December 2013, the Company announced restructuring actions that include exiting its business operations in China, as well as implementing other immaterial restructuring actions outside the U.S. that are expected to generate other operating efficiencies (the "December 2013 Program"). Certain of these restructuring actions are subject to consultations with employees, works councils or unions and governmental authorities and will result in the Company eliminating approximately 1,100 positions in 2014, primarily in China, which included eliminating in the first quarter of 2014 approximately 940 beauty advisors retained indirectly through a third-party agency. The charges incurred for the December 2013 Program relate entirely to the Consumer segment.
A summary of the restructuring and related charges incurred through March 31, 2014 and expected to be incurred for the December 2013 Program, are as follows:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Other	Total Restructuring Charges	Allowances and Returns	Inventory Write-offs	Other Charges	Total Restructuring and Related Charges
Charges incurred through December 31, 2013	$9.1	$0.5	$9.6	$7.4	$4.0	$0.4	$21.4
Cumulative charges incurred through March 31, 2014	$9.1	$0.5	$9.6	$7.4	$4.0	$0.4	$21.4
Total expected charges	$9.6	$0.5	$10.1	$7.4	$4.0	$0.5	$22.0
The Company expects cash payments related to the December 2013 Program to total approximately $20 million, of which $0.1 million was paid in 2013, $7.4 million was paid in the first quarter of 2014, and the balance is expected to be paid in the remainder of 2014.
September 2012 Program
In September 2012, the Company announced a restructuring (the “September 2012 Program”), which primarily involved the Company exiting its owned manufacturing facility in France and its leased manufacturing facility in Maryland; rightsizing its organizations in France and Italy; and realigning its operations in Latin America and Canada . The charges incurred related to the September 2012 Program relate entirely to the Consumer segment.
During the first quarter of 2013, the Company recorded charges related to the September 2012 Program of $0.3 million. Of the $0.3 million charge, $0.2 million is recorded in restructuring charges and $0.1 million is recorded in SG&A expenses. The Company has recognized cumulative charges of $27.2 million through December 31, 2013 related to the September 2012 Program, all of which relate to the Company's Consumer segment. There were no charges related to such program in the first quarter of 2014.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The Company expects net cash payments to total approximately $25 million related to the September 2012 Program, of which $21.1 million was paid cumulatively through December 31, 2013, $2.2 million was paid in the three months ended March 31, 2014 and the balance is expected to be paid during the remainder of 2014.
Restructuring Reserve
The related liability balance and activity for the restructuring costs are presented below:

				Utilized, Net
	Balance Beginning of Year	(Income) Expense, Net	Foreign Currency Translation	Cash	Noncash	Balance End of Year
Integration Program:
Employee severance and other personnel benefits	$—	$13.4	$—	$(1.3)	$—	$12.1
Other	—	0.1	—	(0.1)	—	—
December 2013 Program:
Employee severance and other personnel benefits	9.0	—	(0.2)	(6.3)	—	2.5
Other	0.5	—	—	(0.5)	—	—
September 2012 Program:
Employee severance and other personnel benefits	2.7	—	—	(1.4)	—	1.3
Other	1.5	—	—	(0.8)	—	0.7
Total restructuring reserve	$13.7	$13.5	$(0.2)	$(10.4)	$—	$16.6

As of March 31, 2014, $16.2 million of the restructuring reserve balance was included within accrued expenses and other and $0.4 million was included within other long-term liabilities in the Company's Consolidated Balance Sheet. As of December 31, 2013, the entire restructuring reserve balance was included within accrued expenses and other in the Company's Consolidated Balance Sheet.

4. DISCONTINUED OPERATIONS
On December 30, 2013, the Company announced that it was implementing restructuring actions that include exiting its business operations in China (refer to Note 3, "Restructuring Charges"). The Company expects to complete such exit by the end of 2014.
The results of the China discontinued operations are included within loss from discontinued operations, net of taxes, within the Consumer segment. The summary comparative financial results of discontinued operations are as follows:

	Three Months Ended March 31,
	2014	2013
Net sales	$0.4	$6.0
Loss from discontinued operations, before taxes	(2.8)	(2.4)
Provision for income taxes	0.4	—
Loss from discontinued operations, net of taxes	(3.2)	(2.4)
Assets and liabilities of discontinued operations included in the Consolidated Balance Sheets consist of the following:

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

	March 31, 2014	December 31, 2013
Cash and cash equivalents	$17.4	$0.9
Trade receivables, net	1.1	1.9
Inventories	—	—
Other current assets	0.1	—
Total current assets	18.6	2.8
Total assets	$18.6	$2.8

Accounts payable	$7.5	$4.7
Accrued expenses and other	16.0	27.6
Total current liabilities	23.5	32.3
Other long-term liabilities	—	2.8
Total liabilities	$23.5	$35.1

5. PENSION AND POST-RETIREMENT BENEFITS
The components of net periodic benefit (income) costs for the Company’s pension and the other post-retirement benefit plans for the first quarter of 2014 and 2013 are as follows:

	Pension Plans		Other Post-Retirement Benefit Plans
	Three Months Ended March 31,
	2014	2013	2014	2013
Net periodic benefit (income) costs:
Service cost	$0.2	$0.2	$—	$—
Interest cost	7.5	6.9	0.2	0.1
Expected return on plan assets	(10.4)	(9.5)	—	—
Amortization of actuarial loss	1.2	2.1	—	0.1
	$(1.5)	$(0.3)	$0.2	$0.2
In the three months ended March 31, 2014, the Company recognized net periodic benefit income of $(1.3) million, compared to $(0.1) million in the three months ended March 31, 2013, primarily due to an increase in the fair value of pension plan assets at December 31, 2013, as well as lower amortization of actuarial losses. Net periodic benefit (income) costs are reflected in the Company's Unaudited Consolidated Financial Statements as follows:

	Three Months Ended March 31,
	2014	2013
Net periodic benefit (income) costs:
Cost of sales	$(0.7)	$(0.4)
Selling, general and administrative expense	(0.2)	0.6
Inventories	(0.4)	(0.3)
	$(1.3)	$(0.1)
The Company expects that it will have net periodic benefit income of approximately $(5) million for its pension and other post-retirement benefit plans for all of 2014, compared with net periodic benefit income of $(0.4) million in 2013.
During the first quarter of 2014, $6.1 million and $0.2 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. The Company currently expects to contribute approximately $20 million in the aggregate to its pension and other post-retirement benefit plans in 2014.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Relevant aspects of the qualified defined benefit pension plans, nonqualified pension plans and other post-retirement benefit plans sponsored by Products Corporation are disclosed in Note 15, "Savings Plan, Pension and Post-Retirement Benefits," to the Consolidated Financial Statements in the Company's 2013 Form 10-K.

6. SEGMENT DATA AND RELATED INFORMATION
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
At March 31, 2014, the Company’s operations are organized into the following two operating segments, which also represent the Company’s reportable segments:

•
Consumer - The Consumer segment is comprised of the Company's consumer brands, which primarily include Revlon, Almay, SinfulColors and Pure Ice in cosmetics; Revlon ColorSilk in women’s hair color; Revlon in beauty tools; and Mitchum in anti-perspirant deodorants. The Company’s principal customers for its consumer products include the mass retail channel, consisting of large mass volume retailers and chain drug and food stores in the U.S. and internationally, as well as certain department stores and other specialty stores, such as perfumeries, outside the U.S. The Consumer segment also includes a skincare and hair color line sold in the mass retail channel, primarily in Spain, which were acquired as part of the Colomer Acquisition.

•
Professional - The Professional segment is comprised primarily of the brands which the Company acquired in the Colomer Acquisition, which include Revlon Professional in hair color and hair care; CND-branded products in nail polishes and nail enhancements; and American Crew in men’s grooming products, all of which are sold worldwide in the professional salon channel. The Professional segment also includes a multi-cultural line consisting of Crème of Nature hair care products sold in the mass retail channel and in professional salons, primarily in the U.S. The Company’s principal customers for its professional products include hair and nail salons and distributors in the U.S. and internationally.

The Company's management evaluates segment profit, which is defined as income from continuing operations before interest, taxes, depreciation, amortization, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses, for each of the Company's Consumer and Professional segments. Segment profit also excludes unallocated corporate expenses and the impact of certain items that are not directly attributable to the segments' underlying operating performance, which for the three months ended March 31, 2014 and 2013 include the impact of: (i) restructuring and related charges; (ii) acquisition and integration costs; (iii) costs of sales resulting from a fair value adjustment to inventory acquired in the Colomer Acquisition; and (iv) insurance proceeds received in 2013 related to the 2011 fire that destroyed the Company's facility in Venezuela. Such items are shown in the table reconciling segment profit to consolidated income before income taxes. Unallocated corporate expenses primarily relate to general and administrative expenses related to the corporate organization. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. The Company does not have any material inter-segment sales.
The accounting policies for each of the reportable segments are the same as those described in Note 1, “Description of Business and Summary of Significant Accounting Policies” in the Company's 2013 Form 10-K. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information regarding assets and liabilities of the Company’s operating segments is produced for the Company's management or included herein.
The following table is a comparative summary of the Company’s net sales and segment profit by operating segment for the three months ended March 31, 2014 and 2013:

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

	Three Months Ended March 31,
	2014 (a)	2013
Segment Net Sales:
Consumer	$339.5	$325.9
Professional	130.3	—
Total	$469.8	$325.9

Segment Profit:
Consumer	$71.5	$76.3
Professional	31.9	—
Total	$103.4	$76.3

Reconciliation:
Segment Profit	$103.4	$76.3
Less:
Unallocated corporate expenses	13.4	15.0
Depreciation and amortization	25.0	17.0
Non-recurring items:
Restructuring and related charges	13.6	0.3
Acquisition and integration costs	3.8	—
Inventory purchase accounting adjustment, cost of sales	2.6	—
Gain from insurance proceeds related to Venezuela fire	—	(8.3)
Operating Income	45.0	52.3
Less:
Interest Expense	22.3	20.3
Amortization of debt issuance costs	1.4	0.8
Loss on early extinguishment of debt	1.9	27.9
Foreign currency losses, net	1.4	3.3
Miscellaneous, net	0.1	0.1
Income (loss) from continuing operations before income taxes	$17.9	$(0.1)
(a) The Consumer segment net sales and segment profit in the first quarter of 2014 include the results of retail brands acquired in the Colomer Acquisition, which had previously been reported in the Professional segment.
As of March 31, 2014, the Company had operations established in 24 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.
In the tables below, certain prior year amounts have been reclassified to conform to the current period’s presentation.

	Three Months Ended March 31,
	2014		2013
Geographic area:
Net sales:
United States	$250.2	53%	$192.1	59%
Outside of the United States	219.6	47%	133.8	41%
	$469.8		$325.9

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

	March 31, 2014		December 31, 2013
Long-lived assets, net:
United States	$840.4	73%	$837.0	73%
Outside of the United States	308.3	27%	315.1	27%
	$1,148.7		$1,152.1

	Three Months Ended March 31,
	2014		2013
Classes of similar products:
Net sales:
Color cosmetics	$255.3	54%	$219.2	67%
Hair care	130.7	28%	41.6	13%
Beauty care and fragrance	83.8	18%	65.1	20%
	$469.8		$325.9

7. INVENTORIES

	March 31, 2014	December 31, 2013
Raw materials and supplies	$51.0	$50.8
Work-in-process	20.1	12.8
Finished goods	117.3	111.4
	$188.4	$175.0

8. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill

The following table presents the changes in goodwill by segment during the three months ended March 31, 2014:

	Consumer	Professional	Total
Balance at December 31, 2013 before Measurement Period Adjustments(a)	$217.9	$256.8	$474.7
Measurement Period Adjustments	—	(2.4)	(2.4)
Balance at December 31, 2013 and March 31, 2014	$217.9	$254.4	$472.3
(a) As previously reported in the Company's 2013 Form 10-K.

During the three months ended March 31, 2014, the Company recorded Measurement Period Adjustments to certain net assets and intangible assets acquired in the Colomer Acquisition on October 9, 2013. See Note 2, "Business Combination" for further discussion of the Colomer Acquisition.

Intangible Assets, Net

The following tables present details of the Company's total intangible assets:

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

	March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Trademarks and Licenses	$142.5	$(14.3)	$128.2
Customer relationships	111.5	(8.4)	103.1
Patents and Internally-Developed IP	15.8	(1.9)	13.9
Total finite-lived intangible assets	$269.8	$(24.6)	$245.2

Indefinite-lived intangible assets:
Trade Names	$109.9		$109.9
Total indefinite-lived intangible assets	$109.9		$109.9

Total intangible assets	$379.7	$(24.6)	$355.1

	December 31, 2013(a)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Trademarks and Licenses	$142.1	$(11.0)	$131.1
Customer relationships	111.5	(6.7)	104.8
Patents and Internally-Developed IP	15.8	(1.3)	14.5
Total finite-lived intangible assets	$269.4	$(19.0)	$250.4

Indefinite-lived intangible assets:
Trade Names	$109.7		$109.7
Total indefinite-lived intangible assets	$109.7		$109.7

Total intangible assets	$379.1	$(19.0)	$360.1

(a) During the three months ended March 31, 2014, the Company recorded Measurement Period Adjustments to customer relationships acquired in the Colomer Acquisition on October 9, 2013. Accordingly, the prior period has been retrospectively adjusted for such Measurement Period Adjustments. Refer to Note 2, "Business Combination" for additional details.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

9. ACCRUED EXPENSES AND OTHER

	March 31, 2014	December 31, 2013

Sales returns and allowances	$70.4	$91.5
Compensation and related benefits	55.9	74.5
Advertising and promotional costs	50.3	42.9
Taxes	24.0	28.4
Interest	6.3	13.8
Restructuring reserve	16.2	13.7
Other	49.0	48.8
	$272.1	$313.6

10. LONG-TERM DEBT

	March 31, 2014	December 31, 2013
Amended Term Loan Facility: Acquisition Term Loan due 2019, net of discounts (a)	$696.6	$698.3
Amended Term Loan Facility: 2011 Term Loan due 2017, net of discounts (a)	670.8	670.1
Amended Revolving Credit Facility (b)	—	—
5¾% Senior Notes due 2021 (c)	500.0	500.0
Non-Contributed Loan Portion of the Amended and Restated Senior Subordinated Term Loan due 2014 (d)	58.4	58.4
Spanish Government Loan due 2025 (e)	0.9	0.9
	1,926.7	1,927.7
Less current portion	(65.4)	(65.4)
	$1,861.3	$1,862.3
(a) In February 2014, Products Corporation entered into an amendment (the “February 2014 Term Loan Amendment”) to the Company's amended term loan agreement, which is comprised of (i) the $675.0 million term loan due November 19, 2017 (the "2011 Term Loan") and (ii) the $700.0 million term loan due October 8, 2019 (the "Acquisition Term Loan"), which had $698.2 million in aggregate principal balance outstanding as of March 31, 2014 (together, the "Amended Term Loan Agreement"). The February 2014 Term Loan Amendment reduced the interest rates applicable to the 2011 Term Loan. See "Recent Debt Transactions - February 2014 Term Loan Amendment" below for further discussion. Additionally, see Note 11, "Long-Term Debt," to the Consolidated Financial Statements in the Company's 2013 Form 10-K for additional details regarding Products Corporation's Amended Term Loan Agreement.
(b) See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in the Company's 2013 Form 10-K for certain details regarding Products Corporation's existing $175.0 million asset-based, multi-currency revolving credit facility (the "Amended Revolving Credit Facility").
(c) See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in the Company's 2013 Form 10-K for certain details regarding Products Corporation's 5¾% Senior Notes that mature on February 15, 2021.
(d) See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in the Company's 2013 Form 10-K for certain details regarding the $58.4 million principal amount outstanding under the Amended and Restated Senior Subordinated Term Loan Agreement, which matures on October 8, 2014 (the "Non-Contributed Loan").
(e) See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in the Company's 2013 Form 10-K for certain details regarding the euro-denominated loan payable to the Spanish government which matures on June 30, 2025.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Recent Debt Transactions
February 2014 Term Loan Amendment
In February 2014, Products Corporation entered into the February 2014 Term Loan Amendment to the Company's Amended Term Loan Agreement among Products Corporation, as borrower, a syndicate of lenders and Citicorp USA, Inc., as administrative and collateral agent.
Pursuant to the February 2014 Term Loan Amendment, the interest rates applicable to Eurodollar Loans under the $675.0 million 2011 Term Loan bear interest at the Eurodollar Rate plus 2.5% per annum, with the Eurodollar Rate not to be less than 0.75% (compared to 3.0% and 1.0%, respectively, prior to the February 2014 Term Loan Amendment), while Alternate Base Rate Loans under the 2011 Term Loan bear interest at the Alternate Base Rate plus 1.5%, with the Alternate Base Rate not to be less than 1.75% (compared to 2.0% in each case prior to the February 2014 Term Loan Amendment) (and as each such term is defined in the Amended Term Loan Agreement). The 2011 Term Loan is subject to a 1% premium in connection with any repricing transaction occurring prior to the date that is 12 months after the closing of such amendment (or February 26, 2015).
Products Corporation's Acquisition Term Loan and Amended Revolving Credit Facility were not amended in connection with the February 2014 Term Loan Amendment.
For the three months ended March 31, 2014, the Company incurred approximately $1.1 million of fees and expenses in connection with the February 2014 Term Loan Amendment, which were expensed as incurred, and wrote-off $0.8 million of unamortized debt discount and deferred financing costs as a result of the February 2014 Term Loan Amendment. These amounts, totaling $1.9 million, were recognized within loss on early extinguishment of debt in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2014.
Covenants
Products Corporation was in compliance with all applicable covenants under the Amended Term Loan Agreement and the Amended Revolving Credit Facility as of March 31, 2014. At March 31, 2014, the aggregate principal amounts outstanding under the Acquisition Term Loan and the 2011 Term Loan were $698.2 million and $675.0 million, respectively, and availability under the $175.0 million Amended Revolving Credit Facility, based upon the calculated borrowing base less $9.5 million of outstanding undrawn letters of credit and nil then drawn on the Amended Revolving Credit Facility, was $165.5 million.
Products Corporation was in compliance with all applicable covenants under its 5¾% Senior Notes Indenture as of March 31, 2014.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as of March 31, 2014 are as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post-retirement Benefits	Deferred Gain - Hedging	Accumulated Other Comprehensive Loss
Balance, January 1, 2014	$19.2	$(170.5)	$1.5	$(149.8)
Currency translation adjustment, net of tax benefit of $0.5 million	1.6	—	—	1.6
Amortization of pension related costs, net of tax of nil (a)	—	1.2	—	1.2
Revaluation of derivative financial instrument, net of tax of $0.6 million(b)	—	—	(1.0)	(1.0)
Other comprehensive income (loss)	1.6	1.2	(1.0)	1.8
Balance, March 31, 2014	$20.8	$(169.3)	$0.5	$(148.0)

(a)
Amount represents the change in accumulated other comprehensive loss as a result of the amortization of unrecognized prior service costs and actuarial losses (gains) arising during each year related to the Company’s pension and other post-retirement plans. See Note 5, “Pension and Post-retirement Benefits,” for further discussion of the Company’s pension and other post-retirement plans.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(b)
For the three months ended March 31, 2014, the 2013 Interest Rate Swap (as hereinafter defined) was deemed effective and therefore the changes in fair value related to the 2013 Interest Rate Swap are recorded in other comprehensive income. See Note 13, "Financial Instruments," for further discussion of the 2013 Interest Rate Swap.

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
As of March 31, 2014, the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value are categorized in the table below:

	Total	Level 1	Level 2	Level 3
Assets:
Derivatives:
FX Contracts(a)	$0.6	$—	$0.6	$—
2013 Interest Rate Swap(b)	0.9	—	0.9	—
Total assets at fair value	$1.5	$—	$1.5	$—
Liabilities:
Derivatives:
FX Contracts(a)	$0.5	$—	$0.5	$—
Total liabilities at fair value	$0.5	$—	$0.5	$—

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

(a)
The fair value of the Company’s foreign currency forward exchange contracts ("FX Contracts") was measured based on observable market transactions of spot and forward rates on the respective dates. See Note 13, “Financial Instruments.”

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(b)
The fair value of the Company's 2013 Interest Rate Swap was measured based on the implied forward rates from the U.S. Dollar three-month LIBOR yield curve on the respective dates. See Note 13, “Financial Instruments.”

As of March 31, 2014, the fair values and carrying values of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion	$—	$1,933.8	$—	$1,933.8	$1,926.7

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

13. FINANCIAL INSTRUMENTS
Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $9.5 million and $9.9 million (including amounts available under credit agreements in effect at that time) were maintained at March 31, 2014 and December 31, 2013, respectively. Included in these amounts is approximately $7.8 million and $8.1 million at March 31, 2014 and December 31, 2013, respectively, in standby letters of credit which support Products Corporation’s self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.
Derivative Financial Instruments
The Company uses derivative financial instruments, primarily (i) FX Contracts, intended for the purpose of managing foreign currency exchange risk by reducing the effects of fluctuations in foreign currency exchange rates on the Company’s net cash flows, and (ii) interest rate hedging transactions, such as the 2013 Interest Rate Swap, intended for the purpose of managing interest rate risk associated with Products Corporation’s variable rate indebtedness.
Foreign Currency Forward Exchange Contracts
The FX Contracts are entered into primarily to hedge the anticipated net cash flows resulting from inventory purchases and intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year.
The U.S. Dollar notional amount of the FX Contracts outstanding at March 31, 2014 and December 31, 2013 was $34.0 million and $52.9 million, respectively.
Interest Rate Swap Transaction
In November 2013, Products Corporation executed a forward-starting floating-to-fixed interest rate swap transaction with a 1.00% floor, based on a notional amount of $400 million in respect of indebtedness under the Acquisition Term Loan over a period of three years (the "2013 Interest Rate Swap"). The Company designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments related to its Acquisition Term Loan with respect to the $400 million notional amount over the three-year term of the 2013 Interest Rate Swap. Under the terms of the 2013 Interest Rate Swap, Products Corporation will receive from the counterparty a floating interest rate based on the higher of three-month USD LIBOR or 1.00% commencing in May 2015, while paying a fixed interest rate payment to the counterparty equal to 2.0709% (which effectively fixes the interest rate on such notional amount at 5.0709% over the three-year term of the 2013 Interest Rate

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Swap.) For the three months ended March 31, 2014, the 2013 Interest Rate Swap was deemed effective and therefore the changes in fair value related to the 2013 Interest Rate Swap have been recorded in Other Comprehensive Income.
Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of the derivative instruments in asset positions, which totaled $1.5 million and $3.5 million as of March 31, 2014 and December 31, 2013, respectively. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties. Given the current credit standing of the Company's derivative instrument counterparties, the Company believes the risk of loss under these derivative instruments arising from any non-performance by any of the counterparties is remote.
Quantitative Information – Derivative Financial Instruments
The effects of the Company’s derivative instruments on its consolidated financial statements were as follows:

(a)	Fair Values of Derivative Financial Instruments in Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	Assets			Liabilities
	Balance Sheet	March 31, 2014	December 31, 2013	Balance Sheet	March 31, 2014	December 31, 2013
	Classification	Fair Value	Fair Value	Classification	Fair Value	Fair Value
Derivatives designated as hedging instruments:
2013 Interest Rate Swap(i)	Other assets	$0.9	$2.5
Derivatives not designated as hedging instruments:
FX Contracts(ii)	Prepaid expenses and other	0.6	1.0	Accrued Expenses	$0.5	$0.2

(i) The fair values of the 2013 Interest Rate Swap at March 31, 2014 and December 31, 2013 were measured based on the implied forward rates from the U.S. Dollar three-month LIBOR yield curve at March 31, 2014 and December 31, 2013, respectively.

(ii) The fair values of the FX Contracts at March 31, 2014 and December 31, 2013 were measured based on observable market transactions of spot and forward rates at March 31, 2014 and December 31, 2013, respectively.

(b) Effects of Derivative Financial Instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income
	Three Months Ended March 31,
	2014	2013
Derivatives designated as hedging instruments:
2013 Interest Rate Swap	$(1.6)	$—

	Income Statement Classification	Amount of Gain (Loss) Recognized in Net Income (Loss)
		Three Months Ended March 31,
		2014	2013
Derivatives not designated as hedging instruments:
FX Contracts	Foreign currency losses, net	$(0.1)	$0.5

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

14. INCOME TAXES
The provision for income taxes represents federal, foreign, state and local income taxes. The effective tax rate differs from the applicable federal statutory rate due to the effect of state and local income taxes, tax rates and income in foreign jurisdictions, utilization of tax loss carryforwards, foreign earnings taxable in the U.S., non-deductible expenses and other items. The Company’s tax provision changes quarterly based on various factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, foreign, state and local income taxes, tax audit settlements and the interaction of various global tax strategies. In addition, changes in judgment from the evaluation of new information resulting in the recognition, derecognition and/or re-measurement of a tax position taken in a prior period are recognized in the quarter in which any such change occurs.
For the first quarter of 2014 and 2013, the Company recorded a provision for income taxes of $7.7 million and $1.8 million, respectively. The $5.9 million increase in the provision for income taxes was primarily attributable to the loss on early extinguishment of debt recognized in the first quarter of 2013 that favorably impacted the provision for income taxes in the first quarter of 2013, partially offset by certain discrete items that favorably impacted the provision for income taxes in the first quarter of 2014, including the favorable resolution of tax matters in foreign jurisdictions in the first quarter of 2014.
The Company's effective tax rate for the three months ended March 31, 2014 was higher than the federal statutory rate of 35% due principally to foreign dividends and earnings taxable in the U.S., partially offset by foreign and U.S. tax effects attributable to operations outside the U.S.
The Company remains subject to examination of its income tax returns in various jurisdictions including, without limitation, Australia and Spain, for tax years ended December 31, 2009 through December 31, 2012 and the U.S. (federal) and South Africa for tax years ended December 31, 2010 through December 31, 2012.

15. CONTINGENCIES
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

16. RELATED PARTY TRANSACTIONS
Reimbursement Agreements
As previously disclosed in the Company's 2013 Form 10-K, Revlon, Inc., Products Corporation and MacAndrews & Forbes Inc. (a wholly-owned subsidiary of MacAndrews & Forbes Holdings) have entered into reimbursement agreements (the "Reimbursement Agreements") pursuant to which (i) MacAndrews & Forbes Inc. is obligated to provide (directly or through its affiliates) certain professional and administrative services, including, without limitation, employees, to Revlon, Inc. and its subsidiaries, including, without limitation, Products Corporation, and to purchase services from third party providers, such as insurance, legal, accounting and air transportation services, on behalf of Revlon, Inc. and its subsidiaries, including Products Corporation, to the extent requested by Products Corporation, and (ii) Products Corporation is obligated to provide certain professional and administrative services, including, without limitation, employees, to MacAndrews & Forbes and to purchase services from third party providers, such as insurance, legal and accounting services, on behalf of MacAndrews & Forbes to the extent requested by MacAndrews & Forbes, provided that in each case the performance of such services does not cause an unreasonable burden to MacAndrews & Forbes or Products Corporation, as the case may be.
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
The net activity related to services provided and/or purchased under the Reimbursement Agreements during the three months ended March 31, 2014 and 2013 was $3.8 million and $6.1 million, respectively, which primarily includes the partial payments made by the Company to MacAndrews & Forbes during the first quarter of 2014 and 2013 for premiums related to the Company's allocable portion of the 5-year renewal of the D&O Insurance Program for the period from January 31, 2012 through January 31, 2017. As of March 31, 2014 and December 31, 2013, a payable balance of $0.1 million and nil, respectively, from MacAndrews & Forbes was included in the Company’s Consolidated Balance Sheets for transactions subject to the Reimbursement Agreements.

17. GUARANTOR FINANCIAL INFORMATION
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
The following Condensed Consolidating Financial Statements present the financial information as of March 31, 2014 and December 31, 2013, and for the years ended March 31, 2014 and 2013 for (i) Products Corporation on a stand-alone basis; (ii) the Guarantor Subsidiaries on a stand-alone basis; (iii) the subsidiaries of Products Corporation that do not guarantee Products Corporation’s 5¾% Senior Notes (the “Non-Guarantor Subsidiaries”) on a stand-alone basis; and (iv) Products Corporation, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis. The Condensed Consolidating Financial Statements are presented on the equity method, under which the investments in subsidiaries are recorded at cost and adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Balance Sheets
As of March 31, 2014
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$78.6	$33.3	$84.4	$—	$196.3
Trade receivables, less allowances for doubtful accounts	89.8	47.5	128.2	—	265.5
Inventories	86.3	35.4	66.7	—	188.4
Deferred income taxes - current	49.9	—	11.3	—	61.2
Prepaid expenses and other	122.8	6.3	40.3	—	169.4
Intercompany receivables	1,093.2	623.8	488.4	(2,205.4)	—
Investment in subsidiaries	588.3	(147.4)	—	(440.9)	—
Property, plant and equipment, net	84.5	30.0	81.0	—	195.5
Deferred income taxes - noncurrent	101.2	—	55.9	—	157.1
Goodwill	185.8	30.0	256.5	—	472.3
Intangible assets, net	56.2	169.3	129.6	—	355.1
Other assets	96.6	2.6	26.6	—	125.8
Total assets	$2,633.2	$830.8	$1,368.9	$(2,646.3)	$2,186.6
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$2.0	$9.8	$—	$11.8
Current portion of long-term debt	65.4	—	—	—	65.4
Accounts payable	80.7	20.6	84.3	—	185.6
Accrued expenses and other	136.4	24.3	111.4	—	272.1
Intercompany payables	802.1	687.1	716.2	(2,205.4)	—
Long-term debt	1,860.4	—	0.9	—	1,861.3
Other long-term liabilities	195.7	2.5	99.7	—	297.9
Total liabilities	3,140.7	736.5	1,022.3	(2,205.4)	2,694.1
Stockholder’s deficiency	(507.5)	94.3	346.6	(440.9)	(507.5)
Total liabilities and stockholder’s deficiency	$2,633.2	$830.8	$1,368.9	$(2,646.3)	$2,186.6

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Balance Sheets
As of December 31, 2013
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$141.3	$0.8	$102.0	$—	$244.1
Trade receivables, less allowances for doubtful accounts	88.7	24.5	140.3	—	253.5
Inventories	78.0	9.5	87.5	—	175.0
Deferred income taxes - current	44.2	—	20.9	—	65.1
Prepaid expenses and other	111.6	4.7	39.8	—	156.1
Intercompany receivables	1,051.3	614.5	474.1	(2,139.9)	—
Investment in subsidiaries	517.3	(132.6)	—	(384.7)	—
Property, plant and equipment, net	86.7	0.6	108.6	—	195.9
Deferred income taxes - noncurrent	110.0	—	54.8	—	164.8
Goodwill	185.8	30.0	256.5	—	472.3
Intangible assets, net	57.4	0.3	302.4	—	360.1
Other assets	90.9	1.6	31.3	—	123.8
Total assets	$2,563.2	$553.9	$1,618.2	$(2,524.6)	$2,210.7
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$1.8	$6.1	$—	$7.9
Current portion of long-term debt	65.4	—	—	—	65.4
Accounts payable	72.2	6.2	87.3	—	165.7
Accrued expenses and other	161.8	13.4	138.4	—	313.6
Intercompany payables	790.0	675.9	674.0	(2,139.9)	—
Long-term debt	1,861.4	—	0.9	—	1,862.3
Other long-term liabilities	128.9	2.9	180.5	—	312.3
Total liabilities	3,079.7	700.2	1,087.2	(2,139.9)	2,727.2
Stockholder’s deficiency	(516.5)	(146.3)	531.0	(384.7)	(516.5)
Total liabilities and stockholder’s deficiency	$2,563.2	$553.9	$1,618.2	$(2,524.6)	$2,210.7
(a) During the three months ended March 31, 2014, the Company recorded Measurement Period Adjustments to certain net assets and intangible assets acquired in the Colomer Acquisition on October 9, 2013. Accordingly, the prior period has been retrospectively adjusted for such Measurement Period Adjustments. Refer to Note 2, "Business Combination" for additional details.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2014
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$239.4	$93.0	$183.2	$(45.8)	$469.8
Cost of sales	105.0	39.1	65.2	(45.8)	163.5
Gross profit	134.4	53.9	118.0	—	306.3
Selling, general and administrative expenses	112.8	30.3	100.9	—	244.0
Acquisition and integration costs	3.8	—	—	—	3.8
Restructuring charges and other, net	2.3	1.8	9.4	—	13.5
Operating income	15.5	21.8	7.7	—	45.0
Other expenses, net:
Intercompany interest, net	(2.1)	(0.1)	2.2	—	—
Interest expense	22.2	—	0.1	—	22.3
Amortization of debt issuance costs	1.4	—	—	—	1.4
Loss on early extinguishment of debt, net	1.9	—	—	—	1.9
Foreign currency (gains) losses, net	(0.5)	0.1	1.8	—	1.4
Miscellaneous, net	(17.4)	0.3	17.2	—	0.1
Other expenses, net	5.5	0.3	21.3	—	27.1
Income (loss) from continuing operations before income taxes	10.0	21.5	(13.6)	—	17.9
Provision for (benefit from) income taxes	13.3	(1.5)	(4.1)	—	7.7
(Loss) income from continuing operations	(3.3)	23.0	(9.5)	—	10.2
Loss from discontinued operations, net of taxes	—	—	(3.2)	—	(3.2)
Equity in income (loss) of subsidiaries	10.3	(3.1)	—	(7.2)	—
Net income (loss)	$7.0	$19.9	$(12.7)	$(7.2)	$7.0
Other comprehensive income	1.8	0.9	0.4	(1.3)	1.8
Total comprehensive income (loss)	$8.8	$20.8	$(12.3)	$(8.5)	$8.8

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2013
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$227.2	$21.6	$121.2	$(44.1)	$325.9
Cost of sales	100.9	9.7	47.9	(44.1)	114.4
Gross profit	126.3	11.9	73.3	—	211.5
Selling, general and administrative expenses	104.6	11.0	43.4	—	159.0
Restructuring charges and other, net	—	0.2	—	—	0.2
Operating income	21.7	0.7	29.9	—	52.3
Other expenses, net:
Intercompany interest, net	0.3	(0.2)	1.4	—	1.5
Interest expense	18.6	0.1	0.1	—	18.8
Amortization of debt issuance costs	0.8	—	—	—	0.8
Loss on early extinguishment of debt, net	27.9	—	—	—	27.9
Foreign currency losses (gains), net	2.7	(0.4)	1.0	—	3.3
Miscellaneous, net	(26.5)	12.7	13.9	—	0.1
Other expenses, net	23.8	12.2	16.4	—	52.4
(Loss) income from continuing operations before income taxes	(2.1)	(11.5)	13.5	—	(0.1)
(Benefit from) provision for income taxes	(1.4)	0.2	3.0	—	1.8
(Loss) income from continuing operations	(0.7)	(11.7)	10.5	—	(1.9)
Loss from discontinued operations, net of taxes	—	—	(2.4)	—	(2.4)
Equity in (loss) income of subsidiaries	(3.6)	7.5	—	(3.9)	—
Net (loss) income	$(4.3)	$(4.2)	$8.1	$(3.9)	$(4.3)
Other comprehensive income	1.1	10.7	7.2	(17.9)	1.1
Total comprehensive (loss) income	$(3.2)	$6.5	$15.3	$(21.8)	$(3.2)

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2014
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(58.8)	$18.6	$(5.3)	$—	$(45.5)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2.2)	—	(1.5)	—	(3.7)
Proceeds from the sale of certain assets	—	—	0.1	—	0.1
Net cash used in investing activities	(2.2)	—	(1.4)	—	(3.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings and overdraft	2.2	0.2	3.7	—	6.1
Repayments under the Acquisition Term Loan	(1.8)	—	—	—	(1.8)
Payment of financing costs	(1.6)	—	—	—	(1.6)
Other financing activities	(0.5)	—	—	—	(0.5)
Net cash (used in) provided by financing activities	(1.7)	0.2	3.7	—	2.2
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.9)	—	(0.9)
Net (decrease) increase in cash and cash equivalents	(62.7)	18.8	(3.9)	—	(47.8)
Cash and cash equivalents at beginning of period(a)	141.3	14.5	88.3	—	244.1
Cash and cash equivalents at end of period	$78.6	$33.3	$84.4	$—	$196.3
(a) In January 2014, Colomer's U.S. subsidiaries became additional guarantors under Products Corporation's Amended Credit Agreements and 5¾% Senior Notes. Accordingly, for cash flow presentation purposes, the cash and cash equivalents at the beginning of the period associated with Colomer's U.S. subsidiaries have been reported under Guarantor Subsidiaries.

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

18. SUBSEQUENT EVENT
On April 30, 2014, Products Corporation delivered notice to the administrative agent for the Amended and Restated Senior Subordinated Term Loan Agreement, indicating that on May 1, 2014 Products Corporation will use available cash on hand to optionally prepay in full the remaining $58.4 million principal amount outstanding under the Non-Contributed Loan that is owing from Products Corporation to various third parties.  The Non-Contributed Loan would have otherwise matured on October 8, 2014.

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
On October 9, 2013 (the "Acquisition Date"), Products Corporation completed its acquisition of The Colomer Group Participations, S.L. ("Colomer" and the "Colomer Acquisition"). The results of operations of the Colomer business are included in the Company’s Consolidated Financial Statements commencing on the Acquisition Date.
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

Discontinued Operations Presentation
As a result of the Company's decision on December 30, 2013 to exit its business operations in China, the Company is reporting the results of its China operations within loss from discontinued operations, net of taxes, in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss). Accordingly, prior year amounts have been restated to conform to this presentation. Unless otherwise stated, financial results discussed within "Overview" and "Results of Operations" refer to continuing operations. See Note 4, "Discontinued Operations," to the Unaudited Consolidated Financial Statements in this Form 10-Q for further discussion.
Overview of Net Sales and Earnings Results
Consolidated net sales in the first quarter of 2014 were $469.8 million, an increase of $143.9 million, or 44.2%, compared to $325.9 million in the first quarter of 2013. Excluding the unfavorable impact of foreign currency fluctuations of $10.0 million, consolidated net sales increased $153.9 million, or 47.2%, in the first quarter of 2014, primarily driven by the inclusion of $145.8

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

million of net sales as a result of the Colomer Acquisition in October 2013, of which $130.3 million was included within the Professional segment and $15.5 million was included within the Consumer segment.
Consolidated income from continuing operations, net of taxes, in the first quarter of 2014 was $10.2 million, compared to a loss from continuing operations, net of taxes of $1.9 million in the first quarter of 2013, which was primarily due to:

•	$94.8 million of higher gross profit due to a $143.9 million increase in consolidated net sales, partially offset by a $49.1 million increase in cost of sales; and

•
a $27.9 million aggregate loss on early extinguishment of debt recognized in the first quarter of 2013 primarily due to the 2013 Senior Notes Refinancing (as hereinafter defined), compared to an aggregate loss on early extinguishment of debt of $1.9 million in the first quarter of 2014 as a result of the February 2014 Term Loan Amendment (as hereinafter defined);

with the foregoing partially offset by:

•	$85.0 million of higher selling general and administrative ("SG&A") expenses primarily driven by the inclusion of the SG&A expenses as a result of the Colomer Acquisition; and

•	$13.3 million of higher restructuring charges related to continuing operations incurred in the first quarter of 2014, as a result of the Integration Program.
These items are discussed in more detail within "Results of Operations" below.

Recent Events
Integration Program
In January 2014, the Company announced that it was implementing actions to integrate Colomer’s operations into the Company’s business, as well as additional restructuring actions identified to reduce costs across the Company’s businesses (all such actions, together, the “Integration Program”).
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
The approximately $45 million to $50 million of total restructuring charges, related non-restructuring costs and capital expenditures under the Integration Program referred to above consist of the following:

•
Restructuring and related costs: During the first quarter of 2014, the Company recorded charges totaling $13.6 million related to restructuring and related actions under the Integration Program, of which $13.5 million is recorded in restructuring charges and other, net and $0.1 million is recorded in SG&A expenses. The Company expects total restructuring and related charges of approximately $26 million, with approximately $7 million expected to be recognized for the remainder of 2014 and any remaining charges to be recognized in 2015. The Company expects cash payments related to the restructuring and related charges in connection with the Integration Program to total approximately $26 million, of which $1.4 million was paid in the first quarter of 2014, with $20 million expected to be paid in the remainder of 2014 and with the remaining balance expected to be paid in 2015.

•
Non-restructuring integration costs: $12.5 million and $3.4 million of non-restructuring integration costs recognized in 2013 and for the three months ended March 31, 2014, respectively. Such costs have been reflected within acquisition and integration costs in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) related to combining Colomer’s operations into the Company’s business.

•
Capital Expenditures: Expected integration-related capital expenditures of approximately $8 million, none of which has been incurred in the first quarter of 2014. The Company expects approximately $7 million to be paid during the remainder of 2014, with the remaining balance to be paid in 2015.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

For further discussion of the Colomer Acquisition and the Integration Program, see Note 2, "Business Combination" and Note 3, "Restructuring Charges - Integration Program" to the Unaudited Consolidated Financial Statements in this Form 10-Q.
2014 Debt Transactions
In February 2014, Products Corporation entered into an amendment (the “February 2014 Term Loan Amendment”) to the Company's amended term loan agreement, which is comprised of (i) the $675.0 million term loan due November 19, 2017 (the "2011 Term Loan") and (ii) the $700.0 million term loan due October 8, 2019 (the "Acquisition Term Loan"), which has $698.2 million in aggregate principal balance outstanding as of March 31, 2014 (together, the "Amended Term Loan Agreement"). The February 2014 Term Loan Amendment reduced the interest rates applicable to Eurodollar Loans under the 2011 Term Loan to the Eurodollar Rate plus 2.5% per annum, with the Eurodollar Rate not to be less than 0.75%, and interest rates applicable to Alternate Base Rate Loans under the 2011 Term Loan to the Alternate Base Rate plus 1.5%, with the Alternate Base Rate not to be less than 1.75%. See “Financial Condition, Liquidity and Capital Resources – Long-Term Debt Instruments” for further discussion.
Operating Segments
Commencing on the Colomer Acquisition Date, the Company began operating in two segments, the Consumer segment and the Professional segment:

•
The Consumer segment is comprised of the Company's consumer brands, which primarily include Revlon, Almay, SinfulColors and Pure Ice in color cosmetics; Revlon ColorSilk in women’s hair color; Revlon in beauty tools; and Mitchum in anti-perspirant deodorants. The Company’s principal customers for its consumer products include the mass retail channel in the U.S. and internationally, consisting of large mass volume retailers and chain drug and food stores in the U.S., as well as certain department stores and other specialty stores, such as perfumeries, outside the U.S. The Consumer segment also includes a skincare line and a hair color line sold in the mass retail channel, primarily in Spain, which was acquired as part of the Colomer Acquisition.

•
The Professional segment is comprised primarily of the brands which the Company acquired in the Colomer Acquisition, which include Revlon Professional in hair color and hair care; CND-branded products in nail polishes and nail enhancements; and American Crew in men’s grooming products, all of which are sold worldwide in the professional salon channel. The Professional segment also includes a multi-cultural hair care line sold in the mass retail channel and in professional salons, primarily in the U.S. The Company’s principal customers for its professional products include hair and nail salons and distributors in the U.S. and internationally.

Results of Operations
In the tables, all amounts are in millions and numbers in parentheses ( ) denote unfavorable variances.
Consolidated Net Sales:
Consolidated net sales in the first quarter of 2014 were $469.8 million, an increase of $143.9 million, or 44.2%, compared to $325.9 million in the first quarter of 2013. Excluding the unfavorable impact of foreign currency fluctuations of $10.0 million, consolidated net sales increased $153.9 million, or 47.2%, in the first quarter of 2014, primarily driven by the inclusion of the net sales as a result of the Colomer Acquisition, commencing on the Acquisition Date. See "Segment Results" below for further discussion.
Segment Results:
The Company's management evaluates segment profit, which is defined as income from continuing operations before interest, taxes, depreciation, amortization, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses, for each of the Company's Consumer and Professional segments. Segment profit also excludes unallocated corporate expenses and the impact of certain items that are not directly attributable to the segments' underlying operating performance, which for the three months ended March 31, 2014 and 2013 includes the impact of: (i) restructuring and related charges; (ii) acquisition and integration costs; (iii) costs of sales resulting from a fair value adjustment to inventory acquired in the Colomer Acquisition; and (iv) insurance proceeds received in 2013 related to the 2011 fire that destroyed the Company's facility in Venezuela. Unallocated corporate expenses primarily relate to general and administrative expenses related to the corporate organization. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. The Company does not have any material inter-segment sales. For a reconciliation of segment profit to income from continuing operations before income taxes, see Note 6, "Segment Data and Related Information" to the Unaudited Consolidated Financial Statements in this Form 10-Q.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

The following table is a comparative summary of the Company's segment results for the three months ended March 31, 2014 and 2013:

	Net Sales						Segment Profit
	Three Months Ended March 31,		Change		XFX Change (a)		Three Months Ended March 31,		Change
	2014	2013	$	%	$	%	2014	2013	$	%
Consumer	$339.5	$325.9	$13.6	4.2%	$23.6	7.2%	$71.5	$76.3	$(4.8)	(6.3)%
Professional	130.3	—	130.3	—	130.3	—	31.9	—	31.9	—
Total Net Sales	$469.8	$325.9	$143.9	44.2%	$153.9	47.2%	$103.4	$76.3	$27.1	35.5%
(a) XFX excludes the impact of foreign currency fluctuations.
Consumer Segment
Consumer segment net sales in the first quarter of 2014 were $339.5 million, an increase of $13.6 million, or 4.2%, compared to $325.9 million in the first quarter of 2013. Excluding the unfavorable impact of foreign currency fluctuations of $10.0 million, total Consumer net sales increased $23.6 million, or 7.2%, in the first quarter of 2014, compared to the first quarter of 2013, primarily driven by (i) the inclusion of $15.5 million of net sales from consumer brands acquired in the Colomer Acquisition, which effective with the first quarter of 2014 are reported within the Consumer segment; (ii) a $6.3 million favorable returns adjustment in the U.S. during the first quarter of 2014, as a result of lower expected discontinued products related to the Company's strategy to focus on fewer, bigger and better innovations; and (iii) higher net sales of Revlon ColorSilk hair color; partially offset by lower net sales of SinfulColors color cosmetics.
Consumer segment profit in the first quarter of 2014 was $71.5 million, a decrease of $4.8 million, or 6.3%, compared to $76.3 million in the first quarter of 2013, primarily due to $8.4 million of higher advertising expense to support the Company's Consumer brands and unfavorable foreign currency fluctuations of approximately $2 million, partially offset by higher gross profit, primarily due to the returns adjustment discussed above, net of related inventory write-off charges. See "Gross Profit" below for further discussion.
Professional Segment
The Company's Professional segment is comprised primarily of the operations acquired by the Company in the Colomer Acquisition in October 2013 (with the exception of the retail brands acquired in the Colomer Acquisition, which the Company has included within the Consumer segment beginning with the first quarter of 2014, as noted above). As there are no comparable prior years' net sales and segment profit for the Professional segment, an analysis of net sales and segment profit for the Professional segment in the first quarter of 2014, compared to the first quarter of 2013, is not included in this Form 10-Q. Professional net sales were $130.3 million for the first quarter of 2014, consisting primarily of the net sales of CND products worldwide, including CND Shellac; American Crew products; Revlon Professional products, primarily in Europe; and other professional brands world-wide.
Professional segment profit in the first quarter of 2014 was $31.9 million and is comprised primarily of the operating results of the operations acquired in the Colomer Acquisition.
Geographic Results:
In connection with changes that the organization made to its management reporting structure following the Colomer Acquisition, beginning with the first quarter of 2014, the Company has combined its former Latin America and Canada; Asia Pacific; and Europe, Middle East and Africa operating regions into the International region for reporting purposes. The Company has modified its net sales discussion to conform to how management reviews the business, and, accordingly, prior year amounts have been restated to conform to this presentation.
The following table is a comparative summary of the Company's net sales by region for the three months ended March 31, 2014 and 2013:

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

	Three Months Ended March 31,		Change		XFX Change (a)
	2014	2013	$	%	$	%
United States	$250.2	$192.1	$58.1	30.2%	$58.1	30.2%
International	219.6	133.8	85.8	64.1%	95.8	71.6%
Total Net Sales	$469.8	$325.9	$143.9	44.2%	$153.9	47.2%
(a) XFX excludes the impact of foreign currency fluctuations.

United States
In the U.S., net sales in the first quarter of 2014 increased 30.2% to $250.2 million, as compared to $192.1 million in the first quarter of 2013, primarily due to the inclusion of $50.9 million of net sales as a result of the Colomer Acquisition. Net sales in the U.S. were also impacted by a $6.3 million favorable returns adjustments during the first quarter 2014 as a result of lower expected discontinued products related to the Company's strategy to focus on fewer, bigger and better innovations, as well as higher net sales of Revlon ColorSilk hair color, partially offset by lower net sales of SinfulColors color cosmetics.
International
International net sales in the first quarter of 2014 increased 64.1% to $219.6 million, as compared to $133.8 million in the first quarter of 2013. Excluding the $10.0 million unfavorable impact of foreign currency fluctuations, International net sales increased $95.8 million, or 71.6%, primarily due to the inclusion of $94.9 million of net sales as a result of the Colomer Acquisition. Additionally, net sales were impacted by higher net sales of Revlon color cosmetics in Japan.

Gross profit:

	Three Months Ended March 31,		Change
	2014	2013	2014 vs 2013
Gross profit	$306.3	$211.5	$94.8
Percentage of net sales	65.2%	64.9%	0.3%
Gross profit increased $94.8 million in the first quarter of 2014, compared to the first quarter of 2013. As a percentage of net sales, gross profit increased 0.3 percentage points in the first quarter of 2014, compared to the first quarter of 2013. The drivers of gross profit in the first quarter of 2014, compared to the first quarter of 2013, primarily included:

•	the inclusion of gross profit from the October 2013 Colomer Acquisition, which increased gross profit by $98.5 million and increased gross profit as a percentage of net sales by 0.8 percentage points;

•
the favorable impact of a first quarter 2014 returns accrual adjustment, net of related inventory write-off charges, due to lower expected discontinued products related to the Company's strategy to focus on fewer, bigger and better innovations, which increased gross profit by $4.0 million, with a de minimis impact to gross profit as a percentage of net sales;

•	favorable product and country sales mix within the Consumer segment, which increased gross profit by $2.9 million and increased gross profit as a percentage of net sales by 0.9 percentage points; and

•
lower manufacturing and freight costs, as a result of supply chain cost reduction initiatives and restructuring cost reductions, which increased gross profit by $1.6 million and increased gross profit as a percentage of net sales by 0.5 percentage points;

with the foregoing partially offset by:

•	unfavorable foreign currency fluctuations, which reduced gross profit by $7.1 million and reduced gross profit as a percentage of net sales by 0.2 percentage points;

•	higher inventory obsolescence expense, which reduced gross profit by $2.4 million and reduced gross profit as a percentage of net sales by 0.7 percentage points; and

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

•
additional inventory costs as a result of the recognition of an increase in the fair value of inventory acquired in the Colomer Acquisition, which reduced gross profit by $2.6 million and reduced gross profit as a percentage of net sales by 0.6 percentage points.

SG&A expenses:

	Three Months Ended March 31,		Change
	2014	2013	2014 vs 2013
SG&A expenses	$244.0	$159.0	$(85.0)
SG&A expenses increased $85.0 million in the first quarter of 2014, as compared to the first quarter of 2013, primarily driven by:

•	the inclusion of SG&A expenses as a result of the Colomer Acquisition, commencing on the Acquisition Date, which contributed $73.5 million to the increase in SG&A expenses;

•	$8.4 million of higher advertising expenses to support the Company's brands within the Consumer segment; and

•
an $8.3 million gain from insurance proceeds in the first quarter of 2013 due to the settlement of the Company's claim for the loss of inventory from the fire that destroyed the Company's facility in Venezuela that did not recur in the first quarter of 2014;

with the foregoing partially offset by:

•	$4.4 million of favorable impact of foreign currency fluctuations.

Acquisition and Integration Costs:

	Three Months Ended March 31,		Change
	2014	2013	2014 vs 2013
Acquisition and integration costs	$3.8	$—	$(3.8)
The $3.8 million in acquisition and integration costs for the first quarter of 2014 consist of $0.4 million of acquisition costs and $3.4 million of integration costs related to the Colomer Acquisition. The acquisition costs primarily include legal fees directly attributable to the Colomer Acquisition. The integration costs consist of non-restructuring costs related to the Company's integration of Colomer's operations into the Company's business, primarily including employee-related costs related to management changes and audit-related fees.

Restructuring charges and other, net:

	Three Months Ended March 31,		Change
	2014	2013	2014 vs 2013
Restructuring charges and other, net	$13.5	$0.2	$(13.3)
Integration Program
During the first quarter of 2014, the Company recorded charges totaling $13.6 million related to restructuring and related actions under the Integration Program, of which $13.5 million was recorded in restructuring charges and other, net and $0.1 million is recorded in SG&A expenses. (For additional details on the Integration Program, please see "Overview - Recent Events - Integration Program.")
December 2013 Program
The Company has recognized cumulative charges of $21.4 million through December 31, 2013, with no additional charges incurred in the first quarter of 2014, related to restructuring actions that include exiting its business operations in China, as well as implementing other immaterial restructuring actions outside the U.S. that are expected to generate other operating efficiencies (the "December 2013 Program"). The Company expects to recognize approximately $1 million of additional charges during the remainder of 2014 for a total of approximately $22 million in cumulative charges related to the December 2013 Program.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

The Company expects cash payments to total approximately $20 million related to the December 2013 Program, of which $0.1 million was paid in 2013, $7.4 million was paid in the first quarter of 2014, with the balance expected to be paid during the remainder of 2014.
The Company expects approximately $8 million of cost reductions to benefit 2014 from the December 2013 Program and annualized cost reductions thereafter are expected to be approximately $11 million.
September 2012 Program
In September 2012, the Company announced a restructuring (the “September 2012 Program”), which primarily involved the Company exiting its owned manufacturing facility in France and its leased manufacturing facility in Maryland; rightsizing its organizations in France and Italy; and realigning its operations in Latin America and Canada.
During the first quarter of 2013, the Company recorded charges related to the September 2012 Program of $0.3 million. Of the $0.3 million charge, $0.2 million is recorded in restructuring charges and $0.1 million is recorded in SG&A expenses. The Company has recognized cumulative charges of $27.2 million through December 31, 2013, with no additional charges related to the September 2012 Program incurred in the first quarter of 2014.
The Company expects net cash payments to total approximately $25 million related to the September 2012 Program, of which $21.1 million was paid cumulatively through December 31, 2013, $2.2 million was paid in the three months ended March 31, 2014, with the balance expected to be paid during the remainder of 2014.
For further discussion of the Integration Program, December 2013 Program and September 2012 Program, see Note 3, “Restructuring Charges,” to the Unaudited Consolidated Financial Statements in this Form 10-Q.

Interest expense:

	Three Months Ended March 31,		Change
	2014	2013	2014 vs 2013
Interest expense	$22.3	$20.3	$(2.0)
The $2.0 million increase in interest expense in the first quarter of 2014, as compared to the first quarter of 2013, was primarily due to higher average debt as a result of Products Corporation's Acquisition Term Loan that was used to fund the Colomer Acquisition, partially offset by lower weighted-average borrowing rates, as well as lower interest expense as a result of the October 2013 repayment of the $48.6 million aggregate principal amount outstanding of the $107.0 million principal amount of the Amended and Restated Senior Subordinated Term Loan that MacAndrews & Forbes contributed to Revlon, Inc. in connection with the October 2009 consummation of Revlon, Inc.'s exchange offer.

Loss on early extinguishment of debt:

	Three Months Ended March 31,		Change
	2014	2013	2014 vs 2013
Loss on early extinguishment of debt	$1.9	$27.9	$26.0
The Company recognized an aggregate loss on the early extinguishment of debt of $1.9 million during the first quarter of 2014, primarily due to $1.1 million of fees and expenses which were expensed as incurred in connection with the February 2014 Term Loan Amendment, as well as the write-off of $0.8 million of unamortized debt discount and deferred financing fees as a result of such transaction. Refer to “Financial Condition, Liquidity and Capital Resources - Long Term Debt Instruments" for further discussion.
The Company recognized an aggregate loss on the early extinguishment of debt of $27.9 million during the first quarter of 2013, primarily due to $18.6 million of fees and expenses which were expensed as incurred in connection with the (i) February 2013 refinancing of Products Corporation's 9¾% Senior Secured Notes and Products Corporation's issuance of the 5¾% Senior Notes (the "2013 Senior Notes Refinancing") and (ii) the February 2013 amendments to the 2011 Term Loan (the "February 2013 Term Loan Amendments"), as well as the write-off of $9.3 million of unamortized debt discount and deferred financing fees as a result of such transactions.

Foreign currency losses, net:

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

	Three Months Ended March 31,		Change
	2014	2013	2014 vs 2013
Foreign currency losses, net	$1.4	$3.3	$1.9
The decrease in foreign currency losses, net of $1.9 million during the first quarter of 2014, as compared to the first quarter of 2013, was primarily driven by the net favorable impact of the revaluation of certain foreign currency denominated intercompany receivables and U.S. dollar denominated payables from the Company’s foreign subsidiaries.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Provision for income taxes:

	Three Months Ended March 31,		Change
	2014	2013	2014 vs 2013
Provision for income taxes	$7.7	$1.8	$(5.9)
The provision for income taxes increased $5.9 million in the first quarter of 2014, as compared to the first quarter of 2013, primarily due to the loss on early extinguishment of debt recognized in the first quarter of 2013 that favorably impacted the provision for income taxes in the first quarter of 2013, partially offset by certain discrete items that favorably impacted the provision for income taxes in the first quarter of 2014, including the favorable resolution of tax matters in foreign jurisdictions in the first quarter of 2014.
The Company's effective tax rate for the three months ended March 31, 2014 was higher than the federal statutory rate of 35% due principally to foreign dividends and earnings taxable in the U.S., partially offset by foreign and U.S. tax effects attributable to operations outside the U.S.
The Company expects that its tax provision and effective tax rate in any individual quarter will vary and may not be indicative of the Company's tax provision and effective tax rate for the full year.

Financial Condition, Liquidity and Capital Resources
At March 31, 2014, the Company had a liquidity position of $349.9 million, consisting of unrestricted cash and cash equivalents (net of any outstanding checks) of $184.4 million, as well as $165.5 million in available borrowings under the $175.0 million asset-based, multi-currency revolving credit facility (the "Amended Revolving Credit Facility") based upon the borrowing base less $9.5 million of undrawn outstanding letters of credit and nil then drawn under the Amended Revolving Credit Facility at such date.
The Company’s foreign operations held $82.2 million out of the total $184.4 million in unrestricted cash and cash equivalents as of March 31, 2014.  The cash held by the Company’s foreign operations is primarily used to fund such operations. The Company regularly assesses its cash needs and the available sources of cash to fund these needs. As part of this assessment, the Company determines the amount of foreign earnings, if any, that it intends to repatriate to help fund its domestic cash needs, including for the Company’s debt service obligations, and pays applicable U.S. income and foreign withholding taxes, if any, on such earnings. The Company believes that the cash generated by its domestic operations and availability under the Amended Revolving Credit Facility and other permitted lines of credit should be sufficient to meet its domestic liquidity needs for at least the next twelve months. Therefore, the Company does not currently anticipate that restrictions or taxes on repatriation of foreign earnings will have a material effect on the Company’s liquidity during such period.
Changes in Cash Flows
At March 31, 2014, the Company had cash and cash equivalents of $196.3 million, compared with $244.1 million at December 31, 2013. The following table summarizes the Company’s cash flows from operating, investing and financing activities for three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Net cash used in operating activities	$(45.5)	$(16.9)
Net cash used in investing activities	(3.6)	(5.1)
Net cash provided by financing activities	2.2	28.7
Effect of exchange rate changes on cash and cash equivalents	(0.9)	(2.2)
Operating Activities
Net cash used in operating activities was $45.5 million and $16.9 million the first three months of 2014 and 2013, respectively. As compared to cash used in the first three months of 2013, cash used in operating activities in the first three months of 2014 was impacted by unfavorable changes in working capital, including restructuring and other payments related to the Company's exit of its China operations, and the payment of acquisition and integration costs related to the Colomer Acquisition, partially offset by cash provided by operating activities related to the operations acquired in the Colomer Acquisition.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Net cash used in operating activities related to discontinued operations, including restructuring payments, was approximately $13 million and $3 million for the three months ended March 31, 2014 and 2013, respectively.
Investing Activities
Net cash used in investing activities was $3.6 million and $5.1 million for the three months ended March 31, 2014 and 2013, respectively, which included $3.7 million and $5.5 million of cash used for capital expenditures, respectively.
Financing Activities
Net cash provided by financing activities was $2.2 million and $28.7 million for the three months ended March 31, 2014 and 2013, respectively.
Net cash provided by financing activities for the first three months of 2014 included:

•	$6.1 million of short-term borrowings and overdraft;
with the foregoing partially offset by:

•	a $1.8 million scheduled amortization payment on the Acquisition Term Loan; and

•	the payment of $1.6 million of financing costs primarily related to the February 2014 Term Loan Amendment.
Net cash provided by financing activities for the first three months of 2013 included:

•	Products Corporation's issuance of the $500.0 million aggregate principal amount of the 5¾% Senior Notes at par;
with the foregoing partially offset by:

•
the repayment and redemption of all of the $330.0 million aggregate principal amount outstanding of Products Corporation's 9¾% Senior Secured Notes in connection with the 2013 Senior Notes Refinancing;

•	the repayment of the $113.0 million in principal on the 2011 Term Loan in connection with the consummation of the February 2013 Term Loan Amendments; and

•
the payment of $27.9 million of financing costs comprised of: (i) $17.4 million of redemption and tender offer premiums, as well as fees and expenses related to the repayment and redemption of all of the $330.0 million aggregate principal amount outstanding of the 9¾% Senior Secured Notes; (ii) $9.4 million of underwriters' fees and other fees in connection with the issuance of the 5¾% Senior Notes; and (iii) $1.1 million of fees incurred in connection with the February 2013 Term Loan Amendments.

Cash Pooling Arrangement
Certain of the Company's foreign subsidiaries utilize a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows the participating entities to withdraw cash from the financial institution to the extent aggregate cash deposits held by its participating locations are available at the financial institution. To the extent any participating location on an individual basis is in an overdraft position, such overdrafts would be recorded within short-term borrowings in the consolidated balance sheet and reflected as financing activities in the consolidated statement of cash flows, and the cash deposits held as collateral for such overdrafts would be classified as restricted cash within cash and cash equivalents. As of March 31, 2014, the Company had $3.3 million of such overdrafts recorded in short-term borrowings and $3.3 million of restricted cash recorded in cash and cash equivalents in the Consolidated Balance Sheet.

Long-Term Debt Instruments
For further detail regarding Products Corporation's long-term debt instruments, see Note 11, "Long-Term Debt," to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the U.S. Securities and Exchange Commission (the "SEC") on March 5, 2014 (the "2013 Form 10-K"), as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources" in the Company's 2013 Form 10-K.
(a) Recent Debt Transactions
Term Loan and Revolving Credit Facility Amendments
In February 2014, Products Corporation entered into an amendment (the “February 2014 Term Loan Amendment”) to the Amended Term Loan Agreement among Products Corporation, as borrower, a syndicate of lenders and Citicorp USA, Inc., as administrative and collateral agent.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Pursuant to the February 2014 Term Loan Amendment, the interest rates applicable to Eurodollar Loans under the $675.0 million 2011 Term Loan bear interest at the Eurodollar Rate plus 2.5% per annum, with the Eurodollar Rate not to be less than 0.75% (compared to 3.0% and 1.0%, respectively, prior to the February 2014 Term Loan Amendment), while Alternate Base Rate Loans under the 2011 Term Loan bear interest at the Alternate Base Rate plus 1.5%, with the Alternate Base Rate not to be less than 1.75% (compared to 2.0% in each case prior to the February 2014 Term Loan Amendment) (and as each such term is defined in the Amended Term Loan Agreement). The 2011 Term Loan is subject to a 1% premium in connection with any repricing transaction occurring prior to the date that is 12 months after the closing of such amendment (or February 26, 2015).
Products Corporation's Acquisition Term Loan and Amended Revolving Credit Facility were not amended in connection with the February 2014 Term Loan Amendment.
For the three months ended March 31, 2014, the Company incurred approximately $1.1 million of fees and expenses in connection with the February 2014 Term Loan Amendment, which were expensed as incurred, and wrote-off $0.8 million of unamortized debt discount and deferred financing costs as a result of the February 2014 Term Loan Amendment. These amounts, totaling $1.9 million, were recognized within loss on early extinguishment of debt in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2014.
(b) Covenants
Amended Credit Agreements
Products Corporation was in compliance with all applicable covenants under the Amended Term Loan Agreement and the Amended Revolving Credit Facility (the "Amended Credit Agreements") as of March 31, 2014. At March 31, 2014, the aggregate principal amount outstanding under the Acquisition Term Loan and the 2011 Term Loan was $698.2 million and $675.0 million, respectively, and availability under the $175.0 million Amended Revolving Credit Facility, based upon the calculated borrowing base less $9.5 million of outstanding undrawn letters of credit and nil then drawn on the Amended Revolving Credit Facility, was $165.5 million. During the first quarter of each of 2014 and 2013 there were no borrowings under the Amended Revolving Credit Facility.
Products Corporation was in compliance with all applicable covenants under its 5¾% Senior Notes Indenture as of March 31, 2014.

Impact of Foreign Currency Translation – Venezuela
During the first quarters of 2014 and 2013, Revlon Venezuela had net sales of approximately 1% and 2%, respectively, of the Company’s consolidated net sales. At March 31, 2014 and December 31, 2013, Revlon Venezuela's assets were approximately 1% of the Company’s total assets, respectively.
Highly-Inflationary Economy: Effective January 1, 2010, Venezuela was designated as a highly inflationary economy under U.S. GAAP. As a result, beginning January 1, 2010, the U.S. Dollar is the functional currency for Revlon Venezuela. As Venezuela is designated as highly inflationary, currency translation adjustments of Revlon Venezuela’s balance sheet are reflected in earnings.
Currency Devaluation: In January 2014, the Venezuela government announced that its foreign exchange commission, the Comisión de Administracion de Divisas ("CADIVI"), would be replaced by the government-operated National Center of Foreign Commerce (the "CENCOEX"), and indicated that the Ancillary Foreign Currency Administration System ("SICAD") market would continue to be offered as an alternative exchange. Additionally, a parallel foreign exchange system has been developed, SICAD II, which started functioning on March 24, 2014 and through the date of this filing, had an average translation rate of approximately 50 Bolivars per U.S. Dollar. The Company will decide whether to exchange Bolivars for U.S. Dollars to the extent permitted through the CENCOEX, SICAD and SICAD II markets based on its ability to participate in those markets and to the extent reasonable for its business in the future. During the first quarter of 2014, the Company imported certain products utilizing CADIVI. Although the Company received approval in 2013 to import certain products utilizing the SICAD market, the Company did not import any products through the SICAD market during the first quarter of 2014. The Company has not participated in the SICAD II market through the date of this filing. Accordingly, the Company continued to utilize a rate of 6.30 Bolivars per U.S. Dollar (the "Official Rate") to translate Revlon Venezuela's financial statements for the three months ended March 31, 2014.
Volume restrictions on the conversion of the Bolivar to the U.S. Dollar limits Revlon Venezuela’s purchasing activity. There is uncertainty about the legal ability of the Company to participate in the existing currency exchange markets and the Company's intentions as to which of the existing currency exchange markets it will use. The use of the current exchange rates in any of those markets in lieu of the Official Rate to translate Revlon Venezuela's financial statements could have a negative impact on the Company's results of operations going forward. At March 31, 2014, the impact to the Company of using a SICAD II exchange rate of approximately 50 Bolivars per U.S. Dollar would have been a one-time foreign currency loss of approximately $1.5 million to reflect the re-measurement of Revlon Venezuela's balance sheet. Going forward, the Company will assess factors such as its

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

ability to participate in certain of Venezuela's currency exchange markets and its intent to do so in order to determine the appropriate Venezuelan exchange rate to use to translate Revlon Venezuela's financial statements. Current or additional governmental restrictions, worsening import authorization controls, price and profit controls or labor unrest in Venezuela, could have further adverse impacts on the Company’s business and results of operations.

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
The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, integration costs related to the Colomer Acquisition, purchases of permanent wall displays, capital expenditure requirements, debt service payments and costs, tax payments, pension and post-retirement benefit plan contributions, payments in connection with the Company’s restructuring programs, severance not otherwise included in the Company’s restructuring programs and debt and/or equity repurchases, if any. The Company’s cash contributions to its pension and post-retirement benefit plans in the first three months of 2014 were $6.3 million. The Company expects cash contributions to its pension and post-retirement benefit plans to be approximately $20 million in the aggregate for full year 2014. The Company’s cash taxes paid in the first three months of 2014 were $4.8 million. The Company expects to pay cash taxes of approximately $20 million in the aggregate for full year 2014. The Company’s purchases of permanent wall displays and capital expenditures in the first three months of 2014 were $13.7 million and $3.7 million, respectively. The Company expects purchases of permanent wall displays to be approximately $55 million in the aggregate for full year 2014. The Company expects capital expenditures to be approximately $55 million in the aggregate for full year 2014. The Company expects total cash paid for its discontinued operations in China for full year 2014 to be approximately $13 million, which is in addition to restructuring cash payments for the December 2013 Program.
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
The Company expects that operating revenues, cash on hand and funds available for borrowing under the Amended Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to pay its operating expenses for 2014, including expenses in connection with the execution of the Company’s business strategy, integration costs related to the Colomer Acquisition, purchases of permanent wall displays, capital expenditure requirements, debt service payments and costs, tax payments, pension and post-retirement plan contributions, payments in connection with the Company’s restructuring programs, severance not otherwise included in the Company’s restructuring programs and debt and/or equity repurchases, if any.
There can be no assurance that available funds will be sufficient to meet the Company’s cash requirements on a consolidated basis. If the Company’s anticipated level of revenues is not achieved because of, among other things, decreased consumer spending

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

in response to weak economic conditions or weakness in the consumption of beauty care products in either the Consumer or Professional segment; adverse changes in currency exchange rates, currency controls and/or government-mandated pricing controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors; changes in consumer purchasing habits, including with respect to shopping channels; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; changes in pricing or promotional strategies by the Company's customers; or less than anticipated results from the Company’s existing or new products or from its advertising, promotional and/or marketing plans; or if the Company’s expenses, including, without limitation, for restructuring costs, acquisition and integration costs, advertising, promotional and marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet the Company’s cash requirements.
Any such developments, if significant, could reduce the Company’s revenues and operating income and could adversely affect Products Corporation’s ability to comply with certain financial covenants under the Amended Credit Agreements and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending. (See Item 1A. Risk Factors in the Company's 2013 Form 10-K for further discussion of certain risks associated with the Company's business and indebtedness.)

Derivative Financial Instruments
Foreign Currency Forward Exchange Contracts
Products Corporation enters into foreign currency forward exchange contracts ("FX Contracts") and option contracts from time to time to hedge certain net cash flows denominated in currencies other than the local currencies of the Company’s foreign and domestic operations. The FX Contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. At March 31, 2014, the FX Contracts outstanding had a notional amount of $34.0 million and a net asset fair value of $0.1 million.
Interest Rate Swap Transaction
In November 2013, Products Corporation executed a forward-starting floating-to-fixed interest rate swap transaction with a 1.00% floor, based on a notional amount of $400 million in respect of indebtedness under the Acquisition Term Loan over a period of three years. The Company designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments related to its Acquisition Term Loan with respect to the $400 million notional amount over the three-year term of the 2013 Interest Rate Swap. Under the terms of the 2013 Interest Rate Swap, Products Corporation will receive from the counterparty a floating interest rate based on the higher of three-month USD LIBOR or 1.00% commencing in May 2015, while paying a fixed interest rate payment to the counterparty equal to 2.0709% (which effectively fixes the interest rate on such notional amount at 5.0709% over the three-year term of the 2013 Interest Rate Swap). For the three months ended March 31, 2014, the 2013 Interest Rate Swap was deemed effective and therefore the changes in fair value related to the 2013 Interest Rate Swap have been recorded in Other Comprehensive Income in the Consolidated Financial Statements. The fair value of the Company's 2013 Interest Rate Swap at March 31, 2014 was an asset of $0.9 million.
Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of the derivative instruments in asset positions, which totaled $1.5 million and $3.5 million as of March 31, 2014 and December 31, 2013, respectively. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties. Given the current credit standing of the Company's derivative instrument counterparties, the Company believes the risk of loss arising from any non-performance by any of the counterparties under these derivative instruments is remote.

Disclosures about Contractual Obligations and Commercial Commitments
As of March 31, 2014, there were no material changes to the Company's total contractual cash obligations, as set forth in the contractual obligations and commercial commitments disclosure included in the Company's 2013 Form 10-K, other than those entered into in connection with the February 2014 Term Loan Amendment.
The following reflects the impact of the February 2014 Term Loan Amendment on the Company’s interest obligations related to its long-term debt:

	Payments Due by Period (dollars in millions)
Contractual Obligations	Total	2014 Q2-Q4	2015-2016	2016-2017	After 2017
Interest on long-term debt (a)	$449.4	$57.8	$164.7	$138.0	$88.9

(a)
Consists of interest through the respective maturity dates on (i) the $698.2 million aggregate principal amount outstanding under the Acquisition Term Loan; (ii) the $675.0 million in aggregate principal amount outstanding under the 2011 Term Loan; (iii) the $500.0 million in aggregate principal amount of the 5¾% Senior Notes; and (iv) the $58.4 million aggregate principal amount outstanding of the Non-Contributed Loan; based on interest rates under such debt agreements as of March 31, 2014. For a discussion of the 2013 Interest Rate Swap, see "Interest Rate Swap Transaction" above.

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
For a discussion of the Company's critical accounting policies, see the Company's 2013 Form 10-K.

Effect of Recent Accounting Pronouncements
See discussion of recent accounting pronouncements in Note 1, "Description of Business and Basis of Presentation," to the Unaudited Consolidated Financial Statements in this Form 10-Q.

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
The qualitative and quantitative information presented in Item 7A of the Company's 2013 Form 10-K ("Item 7A") describes significant aspects of the Company's financial instrument programs that have material market risk as of December 31, 2013. The following tables present this information as required by Item 7A as of March 31, 2014:

	Expected Maturity Date for the year ended December 31,
	(dollars in millions, except for rate information)
	2014		2015	2016	2017	2018	Thereafter	Total	Fair Value March 31, 2014
Debt
Short-term variable rate (various currencies)	$10.6							$10.6	$10.6
Average interest rate (a)	4.0%
Short-term fixed rate (third party - EUR)	1.2							1.2	1.2
Average interest rate	11.9%
Long-term fixed rate – third party (USD)							$500.0	500.0	500.0
Average interest rate							5.75%
Long-term fixed rate – third party (EUR)				$0.1	$0.1	$0.1	0.6	0.9	0.9
Average interest rate				—	—	—	—
Long-term variable rate – third party (USD)	63.6	(b)	$7.0	7.0	682.0	7.0	665.0	1,431.6	1,432.9
Average interest rate (a)(c)	8.1%		4.0%	4.2%	4.0%	5.0%	5.3%
Total debt	$75.4		$7.0	$7.1	$682.1	$7.1	$1,165.6	$1,944.3	$1,945.6

(a)	Weighted average variable rates are based upon implied forward rates from the U.S. Dollar LIBOR and Euribor yield curves at March 31, 2014.

(b)
Includes the $58.4 million aggregate principal amount outstanding for the Non-Contributed Loan (the portion of the Amended and Restated Senior Subordinated Term Loan that remains owing from Products Corporation to various third parties) as of March 31, 2014, which loan matures on October 8, 2014, and the quarterly amortization payments required under the Acquisition Term Loan.

(c)
At March 31, 2014, the Acquisition Term Loan bears interest at the Eurodollar Rate (as defined in the Amended Term Loan Agreement) plus 3.00% per annum (with the Eurodollar Rate not to be less than 1.00%). As a result of the February 2014 Term Loan Amendment, the 2011 Term Loan bears interest at the Eurodollar Rate plus 2.5% per annum (with the Eurodollar Rate not to be less than 0.75%). The Non-Contributed Loan bears interest at a floating rate of LIBOR plus 7%, with a 1.5% LIBOR floor, which is payable quarterly in arrears in cash. For discussion of the February 2014 Term Loan Amendment, which reduced interest rates on the 2011 Term Loan, refer to Note 10, "Long-Term Debt," to the Unaudited Consolidated Financial Statements in this Form 10-Q.

In November 2013, Products Corporation executed the 2013 Interest Rate Swap, which is a forward-starting, floating-to-fixed interest rate swap transaction with a 1.00% floor, based on a notional amount of $400 million in respect of indebtedness under the Acquisition Term Loan over a period of three years. The Company designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments related to its Acquisition Term Loan with respect to the $400 million notional amount over the three-year term of the 2013 Interest Rate Swap. Under the terms of the 2013 Interest Rate Swap, Products Corporation will receive from the counterparty a floating interest rate based on the higher of three-month USD LIBOR or 1.00% commencing in May 2015, while paying a fixed interest rate payment to the counterparty equal to 2.0709% (which effectively fixes the interest rate on such notional amounts at 5.0709% over the three-year term of the 2013 Interest Rate Swap). The fair value of the Company's 2013 Interest Rate Swap at March 31, 2014 was an asset of $0.9 million.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

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

Forward Contracts (“FC”)	Average Contractual Rate $/FC	Original US Dollar Notional Amount	Contract Value March 31, 2014	Asset (Liability) Fair Value March 31, 2014
Sell Canadian Dollars/Buy USD	0.9471	$11.5	$12.0	$0.5
Sell Australian Dollars/Buy USD	0.8910	10.3	10.0	(0.3)
Sell Japanese Yen/Buy USD	0.0098	3.9	4.0	0.1
Sell South African Rand/Buy USD	0.0943	2.9	2.9	—
Buy Australian Dollars/Sell NZ Dollars	1.1265	2.7	2.5	(0.2)
Sell New Zealand Dollars/Buy USD	0.8454	0.9	0.9	—
Sell Canadian Dollars/Buy EUR	1.5280	0.9	0.9	—
Sell Hong Kong Dollars/Buy USD	0.1288	0.6	0.6	—
Sell Danish Krone/Buy EUR	7.4680	0.2	0.2	—
Sell EUR/Buy USD	1.3870	0.1	0.1	—
Total forward contracts		$34.0	$34.1	$0.1

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
(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The entities acquired in the Colomer Acquisition have been excluded from management's assessment of internal control over financial reporting as of March 31, 2014 because they were acquired by the Company in a business combination in October 2013. These entities are 100% owned subsidiaries whose total assets and total net sales represent approximately 17% and 31%, respectively, of the related consolidated financial statement amounts of the Company as of and for the fiscal quarter ended March 31, 2014.

Forward-Looking Statements
This Quarterly Report on Form 10-Q for the three months ended March 31, 2014, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates (whether qualitative or quantitative) as to:

(i)	the Company's future financial performance;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

(ii)
the effect on sales of decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products in either the Consumer or Professional segment; adverse changes in currency exchange rates, currency controls and/or government-mandated pricing controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors, changes in consumer purchasing habits, including with respect to shopping channels; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; changes in pricing or promotional strategies by the Company's customers; less than anticipated results from the Company’s existing or new products or from its advertising, promotional and/or marketing plans; or if the Company’s expenses, including, without limitation, for pension expense under its benefit plans, acquisition-related integration costs (including, without limitation, the Colomer Acquisition), advertising, promotional and marketing activities, or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses;

(iii)
the Company's belief that the continued execution of its business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands, divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, including optimizing the integration of the Colomer Acquisition (including the Company’s plans to integrate the operations of Colomer into the Company’s business and its expectations that the Integration Program will deliver cost reductions throughout the combined organization by generating cost synergies and operating efficiencies within the Company's global supply chain and consolidating offices and back office support, and other actions designed to reduce selling, general and administrative expenses, and achieve approximately $30 million to $35 million of annualized cost reductions by the end of 2015, with approximately $10 million to $15 million of these cost reductions expected to benefit 2014 results, while recognizing total restructuring charges, capital expenditures (including expected integration-related capital expenditures of approximately $8 million, of which approximately $7 million is expected to be paid during the remainder of 2014, with the remaining balance expected to be paid in 2015) and related non-restructuring costs of approximately $45 million to $50 million in the aggregate over 2013 through 2015), any of which, the intended purpose of which would be to create value through improving our financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities, which activities may be funded with cash on hand, funds available under the Amended Revolving Credit Facility and/or other permitted additional sources of capital, which actions could increase the Company’s total debt;

(iv)
the Company’s vision to establish Revlon as the quintessential and most innovative beauty company in the world by offering products that make consumers feel attractive and beautiful and to inspire its consumers to express themselves boldly and confidently; and the Company's expectations regarding its strategic goal to optimize the market and financial performance of its portfolio of brands and assets by: (a) managing financial drivers for value creation by being focused on gross profit margin expansion, which includes optimizing price, as well as allocating sales allowances to maximize our return on trade spending, continuing to focus on reducing costs across our global supply chain and focusing on eliminating non-value added general and administrative costs in order to fund reinvestment to facilitate growth; (b) growing our global brands through exceptional innovation and effective brand support by being focused on creating fewer, bigger and better innovations across our brands that are relevant, unique, impactful and distinctive; wanting to continue to build strong brands by focusing on high-quality, consumer-preferred offerings; effective consumer communication; increased levels of effective advertising and promotion; and superb execution and collaboration with our customers; (c) pursuing growth opportunities by being focused on pursuing organic growth opportunities within our existing brand portfolio and existing channels, as well as seeking acquisition opportunities that complement our portfolio and being focused on exploring opportunities to expand our geographical presence in key markets, as appropriate; and (d) improve cash flow by being focused on improving our cash flows through, among other things, continued effective management of our working capital and by focusing on appropriate return on capital spending;

(v)
the effect of restructuring activities, restructuring costs and charges, the timing of restructuring payments and the benefits from such activities; including, without limitation, the Company’s expectation (i) that total restructuring and related charges related to the Integration Program will be approximately $26 million, with approximately $7 million to be recognized during the remainder of 2014 and any remaining charges to be recognized in 2015; (ii) that cash payments related to the Integration Program will total approximately $26 million, of which $1.4 million was paid in the first quarter of 2014, with approximately $20 million expected to be paid in the remainder of 2014 and with the balance expected to be paid in 2015; (iii) that net cash payments will total approximately $25 million related to the September 2012 Program, of which $21.1 million was paid cumulatively through December 31, 2013, $2.2 million was paid in the three months ended March 31, 2014, with the balance expected to be paid during the remainder of

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

2014; (iv) that total restructuring and related charges under the December 2013 Program will be approximately $22 million; (v) that cash payments will total approximately $20 million related to the December 2013 Program, of which $0.1 million was paid in 2013, $7.4 million was paid during the first quarter of 2014, with the balance expected to be paid during the remainder of 2014; (vi) that total cash paid for its discontinued operations in China will be approximately $13 million, which is in addition to restructuring cash payments for the December 2013 Program; (vii) that approximately $8 million of cost reductions related to the December 2013 Program will benefit 2014 and that annualized cost reductions thereafter will be approximately $11 million; and (viii) that the Company will complete its exit of its business operations in China by the end of 2014;

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

(viii)
the Company's expected principal uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy; integration costs related to the Colomer Acquisition; payments in connection with the Company's purchases of permanent wall displays; capital expenditure requirements; debt service payments and costs, tax payments, pension and post-retirement benefit plan contributions (including the Company's intent to fund at least the minimum contributions required to meet applicable federal employee benefits and local laws); payments in connection with the Company's restructuring programs, severance and discontinued operations not otherwise included in the Company’s restructuring programs; debt and/or equity repurchases, if any; and payments in connection with discontinuing certain business lines and/or exiting certain territories (including, without limitation, that the Company may also, from time to time, seek to retire or purchase its outstanding debt obligations and/or equity in open market purchases, in privately negotiated transactions or otherwise and may seek to refinance some or all of its indebtedness based upon market conditions and that any retirement or purchase of debt and/or equity may be funded with operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material); and its estimates of the amount and timing of such operating and other expenses;

(ix)
matters concerning the Company's market-risk sensitive instruments, as well as the Company’s expectations as to the counterparty’s performance, including that any loss arising from any non-performance by the counterparty would not be material and that any risk of loss under its derivative instruments arising from any non-performance by any of the counterparties is remote;

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

(xi)
the Company’s expectations regarding its future net periodic benefit cost for its U.S. and international defined benefit plans, including, without limitation, the Company's expectation to have net periodic benefit income of approximately $(5) million for its pension and other post-retirement benefit plans for all of 2014;

(xii)
the Company's expectation that its tax provision and effective tax rate in any individual quarter will vary and may not be indicative of the Company's tax provision and effective tax rate for the full year;

(xiii)
the Company's expectation that it will decide whether to exchange Bolivars for U.S. Dollars to the extent permitted through the CENCOEX, SICAD and/or SICAD II markets based on its ability to participate in those markets and to the extent reasonable for its business in the future and the Company's belief that current or additional governmental restrictions, worsening import authorization controls, price and profit controls or labor unrest in Venezuela could have further adverse impacts on the Company's business and results of operations;

(xiv)
the Company’s belief that while the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on the Company’s business, financial condition and/or its results of operations, in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period; and

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

(xv)
the Company’s beliefs and expectations regarding certain benefits of the Colomer Acquisition, including that it provides the Company with broad brand, geographic and channel diversification and substantially expands the Company's business, providing both distribution into new channels and cost synergy opportunities.

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
Investors are advised, however, to consult any additional disclosures the Company made or may make in its 2013 Form 10-K, and in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC in 2014 (which, among other places, can be found on the SEC's website at http://www.sec.gov). Except as expressly set forth in this Quarterly Report on Form 10-Q, the information available from time to time on such website shall not be deemed incorporated by reference into this Quarterly Report on Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. (See also Item 1A. "Risk Factors" in the Company's 2013 Form 10-K for further discussion of risks associated with the Company's business.) In addition to factors that may be described in the Company's filings with the SEC, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

the Integration Program), as well as the unavailability of cash on hand and/or funds under the Amended Revolving Credit Facility or from other permitted additional sources of capital to fund such potential activities;

(iv)
difficulties, delays or unanticipated costs in achieving the Company’s strategic goals and vision, including due to factors such as (a) difficulties, delays or the Company's inability to build its strong brands, such as due to less than effective product development, less than expected acceptance of its new or existing products by consumers, salon professionals and/or customers in the Consumer or Professional segments, less than expected acceptance of its advertising, promotional and/or marketing plans and/or brand communication by consumers, salon professionals and/or customers in the Consumer or Professional segments, less than expected investment in advertising, promotional and/or marketing activities or greater than expected competitive investment, less than expected levels of advertising, promotional and/or marketing activities for its new product launches and/or less than expected levels of execution with its customers in the Consumer or Professional segments or higher than expected costs and expenses; (b) difficulties, delays in or less than expected results from the Company’s efforts to optimize the market and financial performance of its portfolio of brands and assets due to the reasons set forth in clause (a) above, as well as due to: (i) difficulties, delays in or less than expected results from the Company’s efforts to manage financial drivers for value creation, such as due to higher than expected costs; (ii) difficulties, delays in or less than expected results from the Company’s efforts to grow our global brands through exceptional innovation and effective brand support; (iii) difficulties, delays in or less than expected results from the Company’s efforts to pursue growth opportunities, as well as difficulties, delays in and/or the Company’s inability to complete acquisition opportunities that complement our portfolio, such as difficulties, delays in and/or unanticipated costs in consummating, or the Company’s inability to consummate, transactions to acquire new brands; and (iv) difficulties, delays in and/or the Company’s inability to improve cash flow;

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

(viii)
higher than expected operating expenses, sales returns, working capital expenses, permanent wall display costs, capital expenditures, debt service payments, tax payments, cash pension plan contributions, post-retirement benefit plan contributions and/or net periodic benefit costs for the pension and other post-retirement benefit plans, integration costs related to the Colomer Acquisition, restructuring costs, severance and discontinued operations not otherwise included in the Company’s restructuring programs and/or debt and/or equity repurchases;

(ix)
interest rate or foreign exchange rate changes affecting the Company and its market-risk sensitive financial instruments and/or difficulties, delays or the inability of the counterparty to perform such transactions;

(x)	difficulties, delays or the inability of the Company to efficiently manage its cash and working capital;

(xi)
lower than expected returns on pension plan assets and/or lower discount rates, which could result in higher than expected cash contributions, higher net periodic benefit costs and/or less than expected net periodic benefit income;

(xii)	unexpected significant variances in the Company's tax provision and effective tax rate;

(xiii)
difficulties, delays in or the Company's inability to exchange Bolivars for U.S. Dollars, whether due to the lack of a market developing for such exchange or otherwise and/or unanticipated adverse impacts to the Company's results of operations such as due to higher than expected exchange rates; and difficulties or delays in the Company's ability to import certain products through Venezuela's monetary systems (including, without limitation, the CADIVI, SICAD, SICAD II and/or CENCOEX markets);

(xiv)	unexpected effects on the Company's business, financial condition and/or its results of operations as a result of legal proceedings; and

(xv)
difficulties or delays in realizing, or less than anticipated, benefits from the Colomer Acquisition, such as (i) less than expected cost reductions, more than expected costs to achieve the expected cost reductions or delays in achieving the expected cost reductions, such as due to difficulties or delays in and/or the Company’s inability to integrate the Colomer business, in whole or in part, and/or changes in the timing of completing its expected integration actions; and/or (ii) less than expected growth from the Colomer brands, such as due to difficulties, delays, unanticipated costs

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

or the Company’s inability to launch innovative new products within the Professional segment and/or difficulties or delays in and/or the Company’s inability to expand its distribution into new channels; and/or (iii) less than expected synergistic benefits to the Company's Consumer segment from having a presence in the professional channel.
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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1A. Risk Factors
In addition to the other information in this report, investors should consider carefully the risk factors discussed in Part I, Item 1A. "Risk Factors" in the Company's 2013 Form 10-K.

Item 5. Other Information
On April 30, 2014, Products Corporation delivered notice to the administrative agent for the Amended and Restated Senior Subordinated Term Loan Agreement, indicating that on May 1, 2014 Products Corporation will use available cash on hand to optionally prepay in full the remaining $58.4 million principal amount outstanding under the Non-Contributed Loan that is owing from Products Corporation to various third parties.  The Non-Contributed Loan would have otherwise matured on October 8, 2014.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Item 6. Exhibits

*4.1
Schedules and Exhibits to the Third Amended and Restated Term Loan Agreement dated as of May 19, 2011 (the “2011 Term Loan Agreement”), among Products Corporation, as borrower, the lenders party thereto, Citigroup Global Markets Inc. (“CGMI”), J.P. Morgan Securities LLC (“JPM Securities”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”), Credit Suisse Securities (USA) LLC (“Credit Suisse”) and Wells Fargo Securities, LLC (“WFS”), as the joint lead arrangers; CGMI, JPM Securities, Merrill Lynch, Credit Suisse, WFS and Natixis, New York Branch (“Natixis”), as joint bookrunners; JPMorgan Chase Bank, N.A. and Bank of America, N.A., as co-syndication agents; Credit Suisse, Wells Fargo Bank, N.A. and Natixis, as co-documentation agents; and Citicorp USA, Inc. (“CUSA”), as administrative agent and collateral agent (Confidential information has been omitted from this exhibit and filed separately with the Securities and Exchange Commission. Revlon, Inc. has requested confidential treatment from the Securities and Exchange Commission with respect to this omitted information).

4.2
Amendment No. 3 to the Term Loan Agreement, dated as of February 26, 2014 (incorporated by reference to Exhibit 4.1 to Products Corporation's Current Report on Form 8-K filed with the SEC on February 26, 2014).

4.3
Reaffirmation Agreement, dated as of February 26, 2014, among Products Corporation, Revlon, Inc., certain of Products Corporation's domestic subsidiaries and CUSA, as administrative agent and collateral agent in connection with Amendment No. 3 to the Term Loan Agreement (incorporated by reference to Exhibit 4.2 to Product Corporation's Current Report on Form 8-K filed with the SEC on February 26, 2014).

*4.4	Schedule to Incremental Amendment, dated as of August 19, 2013, to the 2011 Term Loan Agreement, as amended on February 21, 2013 and August 19, 2013.
*4.5
Schedules and Exhibits to the Third Amended and Restated Revolving Credit Agreement, dated as of June 16, 2011, among Products Corporation and certain of its foreign subsidiaries, as borrowers, and CGMI and Wells Fargo Capital Finance, LLC (“WFCF”), as the joint lead arrangers; CGMI, WFCF, Merrill Lynch, JPM Securities and Credit Suisse, as joint bookrunners; and CUSA, as administrative agent and collateral agent (Confidential information has been omitted from this exhibit and filed separately with the Securities and Exchange Commission. Revlon, Inc. has requested confidential treatment from the Securities and Exchange Commission with respect to this omitted information).

10.1
Letter Agreement and Release, dated as of March 24, 2014, between Products Corporation and Chris Elshaw (incorporated by reference to Exhibit 10.1 to Revlon, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 filed with the SEC on April 30, 2014).

*31.1	Certification of Lorenzo Delpani, Chief Executive Officer, dated April 30, 2014, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Lawrence B. Alletto, Chief Financial Officer, dated April 30, 2014, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1 (furnished herewith)	Certification of Lorenzo Delpani, Chief Executive Officer, dated April 30, 2014, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (furnished herewith)	Certification of Lawrence B. Alletto, Chief Financial Officer, dated April 30, 2014, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

S I G N A T U R E S
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 30, 2014

Revlon Consumer Products Corporation
(Registrant)

By: /s/ Lorenzo Delpani	By: /s/ Lawrence B. Alletto	By: /s/ Jessica T. Graziano
Lorenzo Delpani	Lawrence B. Alletto	Jessica T. Graziano
President,	Executive Vice President,	Senior Vice President,
Chief Executive Officer and	Chief Financial Officer and	Corporate Controller and
Director	Chief Administrative Officer	Chief Accounting Officer