Form 10-Q
period 2014-09-30
REVLON CONSUMER PRODUCTS CORP
filed 2014-10-29
CIK 890547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________ to _______________

Commission File Number: 33-59560
REVLON CONSUMER PRODUCTS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-3662953
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 New York Plaza, New York, New York	10004
(Address of principal executive offices)	(Zip Code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock was 5,260 as of September 30, 2014, all of which were held by one affiliate, Revlon, Inc.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	September 30, 2014	December 31, 2013(a)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$178.4	$244.1
Trade receivables, less allowance for doubtful accounts of $6.1 and $4.2 as of September 30, 2014 and December 31, 2013, respectively	256.0	253.5
Inventories	187.2	175.0
Deferred income taxes – current	61.8	65.1
Receivable from Revlon, Inc.	101.8	94.7
Prepaid expenses and other	61.5	61.4
Total current assets	846.7	893.8
Property, plant and equipment, net of accumulated depreciation of $244.5 and $243.1 as of September 30, 2014 and December 31, 2013, respectively	209.1	195.9
Deferred income taxes – noncurrent	21.6	50.9
Goodwill	466.8	472.3
Intangible assets, net of accumulated amortization of $34.6 and $19.0 as of September 30, 2014 and December 31, 2013, respectively	336.1	360.1
Other assets	117.1	123.8
Total assets	$1,997.4	$2,096.8

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current liabilities:
Short-term borrowings	$7.9	$7.9
Current portion of long-term debt	7.0	65.4
Accounts payable	167.7	165.7
Accrued expenses and other	261.5	313.6
Total current liabilities	444.1	552.6
Long-term debt	1,858.3	1,862.3
Long-term pension and other post-retirement plan liabilities	96.4	118.3
Other long-term liabilities	84.6	80.1
Commitments and contingencies
Stockholder's deficiency:
RCPC Preferred Stock, par value $1.00 per share; 1,000 shares authorized; 546 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	54.6	54.6
Common Stock, par value $1.00 per share; 10,000 shares authorized; 5,260 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	950.2	946.5
Accumulated deficit	(1,325.0)	(1,367.8)
Accumulated other comprehensive loss	(165.8)	(149.8)
Total stockholder's deficiency	(486.0)	(516.5)
Total liabilities and stockholder's deficiency	$1,997.4	$2,096.8

(a) During the nine months ended September 30, 2014, the Company recorded Measurement Period Adjustments (as hereinafter defined) to certain net assets and intangible assets acquired in the Colomer Acquisition (as hereinafter defined) on October 9, 2013. Accordingly, the prior period has been retrospectively adjusted for such Measurement Period Adjustments. Refer to Note 2, "Business Combination" for additional details.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS) INCOME
(dollars in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net sales	$472.3	$333.1	$1,440.0	$1,003.7
Cost of sales	164.6	121.1	495.3	358.1
Gross profit	307.7	212.0	944.7	645.6
Selling, general and administrative expenses	249.3	163.3	754.6	476.2
Acquisition and integration costs	0.9	5.9	5.4	6.3
Restructuring charges and other, net	0.8	(1.5)	18.1	1.8
Operating income	56.7	44.3	166.6	161.3
Other expenses, net:
Interest expense	20.6	17.8	63.9	55.5
Amortization of debt issuance costs	1.3	0.8	4.1	2.2
Loss on early extinguishment of debt	—	0.2	2.0	28.1
Foreign currency losses, net	9.3	0.4	17.9	3.2
Miscellaneous, net	0.1	0.6	0.2	0.8
Other expenses, net	31.3	19.8	88.1	89.8
Income from continuing operations before income taxes	25.4	24.5	78.5	71.5
Provision for income taxes	9.6	13.0	36.6	32.4
Income from continuing operations, net of taxes	15.8	11.5	41.9	39.1
Income (loss) from discontinued operations, net of taxes	0.4	(1.5)	0.9	(6.3)
Net income	$16.2	$10.0	$42.8	$32.8
Other comprehensive (loss) income:
Currency translation adjustment, net of tax (a)	(18.3)	1.1	(17.1)	(3.6)
Amortization of pension related costs, net of tax (b)(d)	1.1	2.0	3.4	5.8
Revaluation of derivative financial instruments, net of tax (c)	0.6	—	(2.3)	—
Other comprehensive (loss) income	(16.6)	3.1	(16.0)	2.2
Total comprehensive (loss) income	$(0.4)	$13.1	$26.8	$35.0

(a)
Net of tax expense (benefit) of $0.2 million and $0.9 million for the three months ended September 30, 2014 and 2013, respectively, and $(0.4) million and $3.2 million for the nine months ended September 30, 2014 and 2013, respectively.

(b)
Net of tax benefit of nil and $(0.2) million for the three months ended September 30, 2014 and 2013, respectively, and nil and $(0.9) million for the nine months ended September 30, 2014 and 2013, respectively.

(c)	Net of tax expense (benefit) of $0.4 million and $(1.4) million for the three and nine months ended September 30, 2014, respectively.

(d)
This other comprehensive income component is included in the computation of net periodic benefit (income) costs. See Note 5, “Pension and Post-Retirement Benefits,” for additional information regarding net periodic benefit (income) costs.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY
(dollars in millions)

	RCPC Preferred Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Deficiency

Balance, January 1, 2014	$54.6	$946.5	$(1,367.8)	$(149.8)	$(516.5)
Stock-based compensation amortization		3.7			3.7
Net income			42.8		42.8
Other comprehensive income, net (a)				(16.0)	(16.0)
Balance, September 30, 2014	$54.6	$950.2	$(1,325.0)	$(165.8)	$(486.0)

(a)	See Note 11, “Accumulated Other Comprehensive Loss,” regarding the changes in the accumulated balances for each component of other comprehensive income during the nine months ended September 30, 2014.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42.8	$32.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76.4	51.4
Foreign currency loss from Venezuela re-measurement	6.0	0.6
Amortization of debt discount	1.0	1.0
Stock-based compensation amortization	3.7	—
Provision for deferred income taxes	30.3	21.6
Loss on early extinguishment of debt	2.0	28.1
Amortization of debt issuance costs	4.1	2.2
Insurance proceeds for property, plant and equipment	—	(13.1)
Gain on sale of certain assets	(0.4)	(3.1)
Pension and other post-retirement income	(3.9)	(0.2)
Change in assets and liabilities:
(Increase) decrease in trade receivables	(16.4)	16.9
Increase in inventories	(17.9)	(31.3)
Increase in prepaid expenses and other current assets	(8.8)	(23.4)
Increase in accounts payable	10.3	4.3
Decrease in accrued expenses and other current liabilities	(32.6)	(32.1)
Pension and other post-retirement plan contributions	(16.4)	(16.0)
Purchases of permanent displays	(33.1)	(30.1)
Other, net	(0.4)	(3.8)
Net cash provided by operating activities	46.7	5.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(30.3)	(17.9)
Insurance proceeds for property, plant and equipment	—	13.1
Proceeds from the sale of certain assets	0.9	3.4
Net cash used in investing activities	(29.4)	(1.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(3.1)	0.2
Repayment under the Amended and Restated Senior Subordinated Term Loan	(58.4)	—
Repayments under the Acquisition Term Loan	(5.3)	—
Proceeds from the issuance of the 5¾% Senior Notes	—	500.0
Repayment of the 9¾% Senior Secured Notes	—	(330.0)
Repayments under the 2011 Term Loan	—	(113.0)
Payment of financing costs	(1.8)	(32.7)
Other financing activities	(2.1)	(1.8)
Net cash (used in) provided by financing activities	(70.7)	22.7
Effect of exchange rate changes on cash and cash equivalents	(12.3)	(4.1)
Net (decrease) increase in cash and cash equivalents	(65.7)	23.0
Cash and cash equivalents at beginning of period	244.1	116.3
Cash and cash equivalents at end of period	$178.4	$139.3
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$72.7	$60.8
Income taxes, net of refunds	16.7	10.6

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Revlon Consumer Products Corporation ("Products Corporation" and together with its subsidiaries, the "Company") is a direct wholly-owned operating subsidiary of Revlon, Inc., which is a direct and indirect majority-owned subsidiary of MacAndrews & Forbes Holdings Inc. ("MacAndrews & Forbes Holdings" and, together with certain of its affiliates other than Revlon, Inc. and the Company, "MacAndrews & Forbes"), a corporation wholly-owned by Ronald O. Perelman.
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
Immaterial Correction - Presentation of Consolidated Balance Sheet as of December 31, 2013
The previously recorded deferred income taxes - noncurrent, which represent the Company's noncurrent deferred tax assets, and other long-term liabilities, which include the Company's noncurrent deferred tax liabilities, as of December 31, 2013 were retrospectively corrected to reflect the Consumer and Professional U.S. entities as one tax-paying component, as well as to appropriately reflect offsetting noncurrent deferred tax assets and noncurrent deferred tax liabilities within other Professional entities. The Company has deemed the correction to be immaterial as there is no impact to the Company’s results of operations, cash flows and stockholder's deficiency for any period, and there are no qualitative factors which would indicate that the change is material. This immaterial correction decreased deferred income taxes - noncurrent and other long-term liabilities, as of December 31, 2013, to $50.9 million and $80.1 million, respectively, as reported in the accompanying Consolidated Balance Sheet, from the previously reported amounts of $164.8 million and $194.0 million, respectively.
Discontinued Operations Presentation
As a result of the Company's decision on December 30, 2013 to exit its business operations in China, the Company is reporting the results of its China operations within income (loss) from discontinued operations, net of taxes in the Company's Unaudited Consolidated Statements of Income and Comprehensive Income. Accordingly, prior year amounts have been reclassified to conform to the current period's presentation. See Note 4, "Discontinued Operations," for further discussion.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Impact of Foreign Currency Translation - Venezuela Currency
In January 2014, the Venezuela government announced that the Comisión de Administracion de Divisas (“CADIVI”) would be replaced by the government-operated National Center of Foreign Commerce (the "CENCOEX"), and indicated that the Sistema Complementario de Administración de Divisas (“SICAD”) market would continue to be offered as an alternative foreign currency exchange. Additionally, a parallel foreign currency exchange system has been developed, SICAD II, which started functioning in March 2014, and for the second quarter of 2014 the SICAD II exchange market had an average transaction rate to the Company of approximately 53 Bolivars per U.S. Dollar (the “SICAD II Rate”). The SICAD II market allows companies to apply for the purchase of foreign currency and foreign currency denominated securities for any legal use or purpose.
During the first nine months of 2014, the Company continued to exchange Bolivars for U.S. Dollars to the extent permitted through the CENCOEX, SICAD and SICAD II markets based on its ability to participate in those markets. As a result, the Company considered its specific facts and circumstances in order to determine the appropriate rate of exchange to translate Revlon Venezuela’s financial statements. Based on the Company’s assessment of factors, including of its legal ability and intent to continue to participate in the SICAD II exchange market to import finished goods into Venezuela, the Company determined that it was appropriate to utilize the SICAD II Rate of 53 Bolivars per U.S. Dollar to translate Revlon Venezuela’s financial statements beginning on June 30, 2014.
As a result of the change from the official rate of 6.3 Bolivars per U.S. Dollar to the SICAD II Rate on June 30, 2014, the Company was required to re-measure all of Revlon Venezuela’s monetary assets and liabilities at the rate of 53 Bolivars per U.S. Dollar as of June 30, 2014. Non-monetary assets and liabilities continue to be measured at their historical rates. The Company recorded a foreign currency loss of $6.0 million in the second quarter of 2014 as a result of the required re-measurement of Revlon Venezuela’s balance sheet. As Venezuela was designated as a highly inflationary economy effective January 1, 2010, the Company reflected this foreign currency loss in earnings. For both the three and nine months ended September 30, 2014, the change to the SICAD II Rate, as compared to the 6.3 Bolivars per U.S. Dollar official rate, had the impact of reducing net sales by $6.7 million and reducing operating income by $4.1 million.
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
In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" that will explicitly require management to assess an entity's ability to continue as a going concern and to provide related footnote disclosures if conditions give rise to substantial doubt. According to the new standard, substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. The likelihood threshold of "probable", similar to its current use in U.S. GAAP for loss contingencies, is used to define substantial doubt. Disclosures will be required if conditions give rise to substantial doubt including whether and how management's plans will alleviate the substantial doubt. The guidance is effective for annual periods beginning after December 15, 2015, with early adoption prohibited. The Company expects to adopt ASU No. 2014-15 beginning January 1, 2016 and is in the process of assessing the impact that the new guidance will have on the Company's disclosures.

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
For the three and nine months ended September 30, 2014 and 2013, respectively, the Company incurred acquisition and integration costs related to the Colomer Acquisition, which consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Acquisition costs	$0.1	$5.9	$0.5	$6.3
Integration costs	0.8	—	4.9	—
Total acquisition and integration costs	$0.9	$5.9	$5.4	$6.3
The acquisition costs primarily include legal and consulting fees related to the Colomer Acquisition. The integration costs consist of non-restructuring costs related to the Company's plans to integrate Colomer's operations into the Company's business, and, for 2014, primarily include employee-related costs related to management changes and audit-related fees.
Purchase Price Allocation
The Company accounted for the Colomer Acquisition as a business combination during the fourth quarter of 2013. The table below summarizes the amounts recognized for assets acquired and liabilities assumed as of the Acquisition Date, as well as adjustments made in the period after the Acquisition Date to the amounts initially recorded in 2013 (the "Measurement Period Adjustments"). Accordingly, the Company retrospectively adjusted its consolidated balance sheet as of December 31, 2013 to reflect these Measurement Period Adjustments. The Measurement Period Adjustments did not have a material impact on the Company's Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2013.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The total consideration of $664.5 million was recorded based on the respective estimated fair values of the net assets acquired on the Acquisition Date with resulting goodwill, as follows:

	Amounts Previously Recognized as of October 9, 2013 (Provisional) (a)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (Adjusted)
Cash and cash equivalents	$36.9	$—	$36.9
Trade receivables	83.9	—	83.9
Inventories	75.1	—	75.1
Prepaid expenses and other	31.3	—	31.3
Property, plant and equipment	96.7	—	96.7
Intangible assets(b)	292.7	5.4	298.1
Goodwill(b)(c)	255.7	(2.4)	253.3
Deferred tax asset - noncurrent	53.1	—	53.1
Other assets(c)	1.9	3.9	5.8
Total assets acquired	927.3	6.9	934.2
Accounts payable	48.0	—	48.0
Accrued expenses and other	65.6	—	65.6
Long-term debt	0.9	—	0.9
Long-term pension and other benefit plan liabilities	4.5	—	4.5
Deferred tax liability(b)	123.3	2.1	125.4
Other long-term liabilities(c)	20.5	4.8	25.3
Total liabilities assumed	262.8	6.9	269.7
Total consideration	$664.5	$—	$664.5
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
The acquired intangible assets, based on the fair values of the identifiable intangible assets, are as follows:

	Fair Values at October 9, 2013	Weighted Average Useful Life (in years)
Trade names, indefinite-lived	$108.6	Indefinite
Trade names, finite-lived	109.4	5 - 20
Customer relationships	62.4	15 - 20
License agreement	4.1	10
Internally-developed IP	13.6	10
Total acquired intangible assets	$298.1

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Unaudited Pro Forma Results
The following table presents the Company's pro forma consolidated net sales and income from continuing operations, before income taxes for the three and nine months ended September 30, 2013. The unaudited pro forma results include the historical consolidated statements of operations of the Company and Colomer, giving effect to the Colomer Acquisition and related financing transactions as if they had occurred on January 1, 2012.

	Unaudited Pro Forma Results
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Net sales	$473.9	$1,408.1
Income from continuing operations, before income taxes	45.3	100.4
The pro forma results, prepared in accordance with U.S. GAAP, include the following pro forma adjustments related to the Colomer Acquisition:
(i) the pro forma increase in depreciation and amortization expense based on the fair value adjustments to property, plant and equipment and acquired finite-lived intangible assets recorded in connection with the Colomer Acquisition of $4.6 million and $13.8 million in the three and nine months ended September 30, 2013, respectively;
(ii) the elimination of goodwill impairment charges recognized by Colomer of $9.0 million, in both the three and nine months ended September 30, 2013;
(iii) the elimination of acquisition and integration costs recognized by the Company and Colomer aggregating to $5.9 million and $6.7 million in the three and nine months ended September 30, 2013, respectively;
(iv) the elimination of Colomer's debt facility fees of $3.6 million, in both the three and nine months ended September 30, 2013, respectively, as the debt facility was terminated on the Acquisition Date; and
(v) the pro forma increase in interest expense and amortization of debt issuance costs, resulting from the issuance of the Acquisition Term Loan used by Products Corporation to finance the Colomer Acquisition, for a total combined increase of $6.2 million and $18.5 million for the three and nine months ended September 30, 2013, respectively.
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
The approximately $50 million of total expected non-restructuring costs, capital expenditures and restructuring charges under the Integration Program referred to above consist of the following:

1.
$12.5 million and $4.9 million of non-restructuring integration costs recognized in 2013 and for the nine months ended September 30, 2014, respectively. Such costs have been reflected within acquisition and integration costs in the Company's Consolidated Statements of Income and Comprehensive Income and are related to combining Colomer’s operations into the Company’s business;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

2.
Expected integration-related capital expenditures of approximately $7 million, $3.3 million of which has been paid in the nine months ended September 30, 2014, approximately $1.9 million is expected to be paid during the remainder of 2014 and the remaining balance in 2015; and

3.
The Company expects total restructuring and related charges of approximately $26 million, $17.1 million of which was recognized for the nine months ended September 30, 2014. Approximately $4 million of charges are expected to be recognized during the remainder of 2014 and any remaining charges to be recognized in 2015. A summary of the restructuring and related charges incurred through September 30, 2014 and expected to be incurred for the Integration Program, are as follows:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Other	Total Restructuring Charges	Inventory Write-offs and Other Manufacturing-Related Costs (a)	Other Charges (b)	Total Restructuring and Related Charges
Charges incurred through the nine months ended September 30, 2014	$15.2	$1.2	$16.4	$0.2	$0.5	$17.1
Total expected charges	$17.5	$3.0	$20.5	$2.0	$3.5	$26.0

(a)	Inventory write-offs and other manufacturing-related costs are recorded within cost of sales within the Company’s Consolidated Statements of Income and Comprehensive Income.

(b)	Other charges are recorded within SG&A expenses within the Company’s Consolidated Statements of Income and Comprehensive Income.
Of the $17.1 million of restructuring and related charges recognized through the third quarter 2014, $7.3 million relate to the Consumer segment and $9.8 million relate to the Professional segment.
The Company expects that cash payments related to the restructuring and related charges in connection with the Integration Program will total approximately $25 million, of which $6.4 million was paid during the nine months ended September 30, 2014, approximately $7 million is expected to be paid during the remainder of 2014 and the majority of the remaining balance is expected to be paid in 2015.
December 2013 Program
In December 2013, the Company announced restructuring actions that include exiting its business operations in China, as well as implementing other immaterial restructuring actions outside the U.S. that are expected to generate other operating efficiencies (the "December 2013 Program"). Certain of these restructuring actions are subject to consultations with employees, works councils or unions and governmental authorities and has resulted in the Company eliminating approximately 1,100 positions in 2014, primarily in China, which included eliminating in the first quarter of 2014 approximately 940 beauty advisors retained indirectly through a third-party agency. The charges incurred for the December 2013 Program relate entirely to the Consumer segment.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

A summary of the restructuring and related charges incurred through September 30, 2014 and expected to be incurred for the December 2013 Program, are as follows:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Other	Total Restructuring Charges	Allowances and Returns	Inventory Write-offs	Other Charges	Total Restructuring and Related Charges
Charges incurred through December 31, 2013	$9.1	$0.5	$9.6	$7.4	$4.0	$0.4	$21.4
Adjustments recorded for the nine months ended September 30, 2014 (a)	(0.5)	(0.2)	(0.7)	(0.9)	(0.9)	—	(2.5)
Cumulative charges incurred through September 30, 2014	$8.6	$0.3	$8.9	$6.5	$3.1	$0.4	$18.9
Total expected charges	$8.6	$0.3	$8.9	$6.5	$3.1	$0.4	$18.9

(a)
Of the $2.5 million adjustments for the nine months ended September 30, 2014 related to the December 2013 Program, $2.3 million relates to the Company's exit of its business operations in China and is recorded within income (loss) from discontinued operations, net of taxes. See Note 4, "Discontinued Operations," for further discussion. The remaining $0.2 million is recorded in restructuring charges and other, net within income from continuing operations, net of taxes.

The Company expects cash payments related to the December 2013 Program to total approximately $17 million, of which $0.1 million was paid in 2013, $15.1 million was paid during the nine months ended September 30, 2014, and the majority of the remaining balance is expected to be paid during the remainder of 2014.
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
During the first nine months of 2013, the Company recorded charges related to the September 2012 Program of $2.2 million. Of the $2.2 million charge, $1.8 million was recorded in restructuring charges, $0.2 million was recorded in cost of sales and $0.2 million was recorded in SG&A expenses. The Company recognized cumulative charges of $27.2 million through December 31, 2013 related to the September 2012 Program, all of which relate to the Company's Consumer segment. There were no charges related to such program for the nine months ended September 30, 2014.
The Company expects net cash payments to total approximately $25 million related to the September 2012 Program, of which $21.1 million was paid cumulatively through December 31, 2013, $3.2 million was paid during the nine months ended September 30, 2014 and the balance is expected to be paid during the remainder of 2014.
Other Immaterial Actions
During the first nine months of 2014, the Company recorded net charges totaling $1.9 million within restructuring charges and other, net, for other immaterial restructuring actions within the Consumer segment, primarily due to $2.2 million of charges related to employee-related costs, partially offset by a $0.3 million gain related to the sale of equipment.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Restructuring Reserve
The related liability balance and activity for the restructuring costs are presented below:

				Utilized, Net
	Balance Beginning of Year	(Income) Expense, Net	Foreign Currency Translation	Cash	Non-cash	Balance End of Year
Integration Program:
Employee severance and other personnel benefits	$—	$15.2	$—	$(5.1)	$—	$10.1
Other	—	1.2	—	(1.0)	—	0.2
December 2013 Program:
Employee severance and other personnel benefits	9.0	(0.5)	(0.2)	(7.3)	0.2	1.2
Other	0.5	(0.2)	—	(0.3)	—	—
September 2012 Program:
Employee severance and other personnel benefits	2.7	—	(0.1)	(2.4)		0.2
Other	1.5	—	—	(0.8)	—	0.7
2014 Other Immaterial Actions:
Employee severance and other personnel benefits	—	2.2	(0.1)	(1.8)	—	0.3
Other	—	—	—	—	—	—
Total restructuring reserve	$13.7	$17.9	$(0.4)	$(18.7)	$0.2	$12.7

Gain on sale of equipment for 2014 Other Immaterial Actions		(0.3)
Portion of restructuring benefits recorded within income (loss) from discontinued operations (a)		0.5
Total restructuring charges and other, net, from continuing operations		$18.1

(a) Refer to Note 4, "Discontinued Operations" for additional information regarding the Company's exit of its business operations in China.
As of September 30, 2014, $12.2 million of the restructuring reserve balance was included within accrued expenses and other and $0.5 million was included within other long-term liabilities in the Company's Consolidated Balance Sheet. As of December 31, 2013, the entire restructuring reserve balance was included within accrued expenses and other in the Company's Consolidated Balance Sheet.

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
The results of the China discontinued operations are included within income (loss) from discontinued operations, net of taxes, within the Consumer segment. The summary comparative financial results of discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales (a)	$—	$6.3	$2.6	$17.7
Income (loss) from discontinued operations, before taxes	0.4	(1.6)	1.1	(6.7)
Provision for income taxes	—	0.1	0.2	0.4
Income (loss) from discontinued operations, net of taxes	0.4	(1.5)	0.9	(6.3)
(a) Net sales during the first nine months of 2014 primarily represent favorable adjustments to sales returns related to the Company's exit of its China operations.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Assets and liabilities of discontinued operations included in the Consolidated Balance Sheets consist of the following:

	September 30, 2014	December 31, 2013
Cash and cash equivalents	$3.4	$0.9
Trade receivables, net	0.2	1.9
Inventories	—	—
Other current assets	0.1	—
Total current assets	3.7	2.8
Total assets	$3.7	$2.8

Accounts payable	$1.5	$4.7
Accrued expenses and other	4.0	27.6
Total current liabilities	5.5	32.3
Other long-term liabilities	—	2.8
Total liabilities	$5.5	$35.1

5. PENSION AND POST-RETIREMENT BENEFITS
The components of net periodic benefit (income) costs for the Company’s pension and the other post-retirement benefit plans for the third quarter of 2014 and 2013 were as follows:

	Pension Plans		Other Post-Retirement Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Net periodic benefit (income) costs:
Service cost	$0.2	$0.3	$—	$—
Interest cost	7.5	6.9	0.2	0.1
Expected return on plan assets	(10.3)	(9.6)	—	—
Amortization of actuarial loss	1.1	2.1	—	0.1
	(1.5)	(0.3)	0.2	0.2
Portion allocated to Revlon Holdings	(0.1)	—	—	—
	$(1.6)	$(0.3)	$0.2	$0.2

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The components of net periodic benefit (income) costs for the Company's pension and the other post-retirement benefit plans for the first nine months of 2014 and 2013 were as follows:

	Pension Plans		Other Post-Retirement Benefit Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net periodic benefit (income) costs:
Service cost	$0.6	$0.7	$—	$—
Interest cost	22.6	20.7	0.5	0.4
Expected return on plan assets	(31.0)	(28.7)	—	—
Amortization of actuarial loss	3.3	6.4	0.1	0.3
	(4.5)	(0.9)	0.6	0.7
Portion allocated to Revlon Holdings	(0.1)	(0.1)	—	—
	$(4.6)	$(1.0)	$0.6	$0.7
In the three and nine months ended September 30, 2014, the Company recognized net periodic benefit income of $(1.4) million and $(4.0) million, respectively, compared to $(0.1) million and $(0.3) million in the three and nine months ended September 30, 2013, respectively, primarily due to an increase in the fair value of pension plan assets at December 31, 2013, as well as lower amortization of actuarial losses.
Net periodic benefit (income) costs are reflected in the Company's Unaudited Consolidated Financial Statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net periodic benefit (income) costs:
Cost of sales	$(1.2)	$(0.6)	$(3.0)	$(1.5)
Selling, general and administrative expense	(0.2)	0.6	(0.5)	1.8
Inventories	—	(0.1)	(0.5)	(0.6)
	$(1.4)	$(0.1)	$(4.0)	$(0.3)
The Company expects that it will have net periodic benefit income of approximately $(5) million for its pension and other post-retirement benefit plans for all of 2014, compared with net periodic benefit income of $(0.4) million in 2013.
During the third quarter of 2014, $4.5 million and $0.2 million were contributed to the Company's pension and post-retirement benefit plans, respectively. During the first nine months of 2014, $15.8 million and $0.6 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. The Company currently expects to contribute approximately $20 million in the aggregate to its pension and other post-retirement benefit plans in 2014.
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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

At September 30, 2014, the Company’s operations are organized into the following two operating segments, which also represent the Company’s reportable segments:

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

The Company's management evaluates segment profit, which is defined as income from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses, for each of the Company's Consumer and Professional segments. Segment profit also excludes unallocated corporate expenses and the impact of certain items that are not directly attributable to the segments' underlying operating performance, which for the three and nine months ended September 30, 2014 and 2013 include the impact of: (i) restructuring and related charges; (ii) acquisition and integration costs; (iii) costs of sales resulting from a fair value adjustment to inventory acquired in the Colomer Acquisition; (iv) insurance proceeds received in 2013 related to the 2011 fire that destroyed the Company's facility in Venezuela; and (v) an accrual for estimated clean-up costs related to the Company's facility in Venezuela. Such items are shown in the table reconciling segment profit to consolidated income from continuing operations before income taxes. Unallocated corporate expenses primarily include general and administrative expenses related to the corporate organization. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. The Company does not have any material inter-segment sales.
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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The following table is a comparative summary of the Company’s net sales and segment profit by operating segment for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014 (a)	2013	2014 (a)	2013
Segment Net Sales:
Consumer	$348.2	$333.1	$1,055.0	$1,003.7
Professional	124.1	—	385.0	—
Total	$472.3	$333.1	$1,440.0	$1,003.7

Segment Profit:
Consumer	$78.1	$78.9	$232.0	$240.2
Professional	25.2	—	88.5	—
Total	$103.3	$78.9	$320.5	$240.2

Reconciliation:
Segment Profit	$103.3	$78.9	$320.5	$240.2
Less:
Unallocated corporate expenses	15.8	12.7	47.0	40.9
Depreciation and amortization	25.6	17.4	76.4	51.4
Non-cash stock compensation expense	3.2	—	3.7	—
Non-recurring items:
Restructuring and related charges	1.1	(1.4)	18.8	2.2
Acquisition and integration costs	0.9	5.9	5.4	6.3
Inventory purchase accounting adjustment, cost of sales	—	—	2.6	—
Gain from insurance proceeds related to Venezuela fire	—	—	—	(26.4)
Accrual for clean-up costs related to destroyed facility in Venezuela	—	—	—	4.5
Operating Income	56.7	44.3	166.6	161.3
Less:
Interest Expense	20.6	17.8	63.9	55.5
Amortization of debt issuance costs	1.3	0.8	4.1	2.2
Loss on early extinguishment of debt	—	0.2	2.0	28.1
Foreign currency losses (gains), net	9.3	0.4	17.9	3.2
Miscellaneous, net	0.1	0.6	0.2	0.8
Income from continuing operations before income taxes	$25.4	$24.5	$78.5	$71.5
(a) Consumer segment net sales and segment profit include the results of retail brands acquired in the Colomer Acquisition, which had previously been included in the Professional segment.
As of September 30, 2014, the Company had operations established in 24 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

In the tables below, certain prior year amounts have been reclassified to conform to the current period’s presentation.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Geographic area:
Net sales:
United States	$243.8	52%	$185.8	56%	$749.2	52%	$581.8	58%
Outside of the United States	228.5	48%	147.3	44%	690.8	48%	421.9	42%
	$472.3		$333.1		$1,440.0		$1,003.7

	September 30, 2014		December 31, 2013
Long-lived assets, net:
United States	$847.6	75%	$837.0	73%
Outside of the United States	281.5	25%	315.1	27%
	$1,129.1		$1,152.1

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Classes of similar products:
Net sales:
Color cosmetics	$242.6	51%	$212.3	64%	$763.5	53%	$662.1	66%
Hair care	132.8	28%	43.1	13%	405.5	28%	131.0	13%
Beauty care and fragrance	96.9	21%	77.7	23%	271.0	19%	210.6	21%
	$472.3		$333.1		$1,440.0		$1,003.7

7. INVENTORIES

	September 30, 2014	December 31, 2013
Raw materials and supplies	$53.7	$50.8
Work-in-process	13.4	12.8
Finished goods	120.1	111.4
	$187.2	$175.0
8. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill

The following table presents the changes in goodwill by segment during the nine months ended September 30, 2014:

	Consumer	Professional	Total
Balance at December 31, 2013 before Measurement Period Adjustments (a)	$217.9	$256.8	$474.7
Measurement Period Adjustments	—	(2.4)	(2.4)
Balance at December 31, 2013	217.9	254.4	472.3
Foreign currency translation adjustment	—	(5.5)	(5.5)
Balance at September 30, 2014	$217.9	$248.9	$466.8
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

Intangible Assets, Net

The following tables present details of the Company's total intangible assets:

	September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Trademarks and Licenses	$140.6	$(20.8)	$119.8
Customer relationships	110.0	(11.8)	98.2
Patents and Internally-Developed IP	16.1	(2.0)	14.1
Total finite-lived intangible assets	$266.7	$(34.6)	$232.1

Indefinite-lived intangible assets:
Trade Names	$104.0		$104.0
Total indefinite-lived intangible assets	$104.0		$104.0

Total intangible assets	$370.7	$(34.6)	$336.1

	December 31, 2013 (a)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Trademarks and Licenses	$142.1	$(11.0)	$131.1
Customer relationships	111.5	(6.7)	104.8
Patents and Internally-Developed IP	15.8	(1.3)	14.5
Total finite-lived intangible assets	$269.4	$(19.0)	$250.4

Indefinite-lived intangible assets:
Trade Names	$109.7		$109.7
Total indefinite-lived intangible assets	$109.7		$109.7

Total intangible assets	$379.1	$(19.0)	$360.1

(a) During the first quarter of 2014, the Company recorded Measurement Period Adjustments to customer relationships acquired in the Colomer Acquisition on October 9, 2013. Accordingly, the prior period has been retrospectively adjusted for such Measurement Period Adjustments. Refer to Note 2, "Business Combination" for additional details.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

9. ACCRUED EXPENSES AND OTHER

	September 30, 2014	December 31, 2013

Sales returns and allowances	$61.3	$91.5
Compensation and related benefits	71.2	74.5
Advertising and promotional costs	48.1	42.9
Taxes	21.0	28.4
Interest	3.8	13.8
Restructuring reserve	12.2	13.7
Other	43.9	48.8
	$261.5	$313.6

10. LONG-TERM DEBT

	September 30, 2014	December 31, 2013
Amended Term Loan Facility: Acquisition Term Loan due 2019, net of discounts (a)	$693.3	$698.3
Amended Term Loan Facility: 2011 Term Loan due 2017, net of discounts (a)	671.3	670.1
Amended Revolving Credit Facility (b)	—	—
5¾% Senior Notes due 2021 (c)	500.0	500.0
Non-Contributed Loan Portion of the Amended and Restated Senior Subordinated Term Loan due 2014 (d)	—	58.4
Spanish Government Loan due 2025 (e)	0.7	0.9
	1,865.3	1,927.7
Less current portion	(7.0)	(65.4)
	$1,858.3	$1,862.3
(a) In February 2014, Products Corporation entered into an amendment (the “February 2014 Term Loan Amendment”) to its amended term loan agreement, which is comprised of (i) the $675.0 million term loan due November 19, 2017 (the "2011 Term Loan") and (ii) the $700.0 million term loan due October 8, 2019 (the "Acquisition Term Loan"), which had $694.8 million in aggregate principal balance outstanding as of September 30, 2014 (together, the "Amended Term Loan Agreement"). The February 2014 Term Loan Amendment reduced the interest rates applicable to the 2011 Term Loan. See "Recent Debt Transactions - February 2014 Term Loan Amendment" below for further discussion. Additionally, see Note 11, "Long-Term Debt," to the Consolidated Financial Statements in the Company's 2013 Form 10-K for additional details regarding Products Corporation's Amended Term Loan Agreement.
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
(d) See "Recent Debt Transactions - Repayment of Non-Contributed Loan" below and Note 11, "Long-Term Debt," to the Consolidated Financial Statements in the Company's 2013 Form 10-K for certain details regarding the $58.4 million non-contributed loan portion of the Amended and Restated Senior Subordinated Term Loan Agreement (the "Non-Contributed Loan"), which Products Corporation optionally prepaid in full on May 1, 2014.
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
For the nine months ended September 30, 2014, the Company incurred approximately $1.1 million of fees and expenses in connection with the February 2014 Term Loan Amendment, which were expensed as incurred, and wrote-off $0.8 million of unamortized debt discount and deferred financing costs as a result of the February 2014 Term Loan Amendment. These amounts, totaling $1.9 million, were recognized within loss on early extinguishment of debt in the Company’s Consolidated Statements of Income and Comprehensive Income for the nine months ended September 30, 2014.
Repayment of Non-Contributed Loan
On May 1, 2014, Products Corporation used available cash on hand to optionally prepay in full the remaining $58.4 million principal amount outstanding under the Non-Contributed Loan that remained owing from Products Corporation to various third parties.  The Non-Contributed Loan would have otherwise matured on October 8, 2014. In connection with the repayment, the Company wrote-off $0.1 million of deferred financing costs, which were recognized within loss on early extinguishment of debt in the Company's Consolidated Statements of Income and Comprehensive Income for the nine months ended September 30, 2014.
Covenants
Products Corporation was in compliance with all applicable covenants under the Amended Term Loan Agreement and the Amended Revolving Credit Facility as of September 30, 2014. At September 30, 2014, the aggregate principal amounts outstanding under the Acquisition Term Loan and the 2011 Term Loan were $694.8 million and $675.0 million, respectively, and availability under the $175.0 million Amended Revolving Credit Facility, based upon the calculated borrowing base less $9.0 million of outstanding undrawn letters of credit and nil then drawn on the Amended Revolving Credit Facility, was $166.0 million.
Products Corporation was in compliance with all applicable covenants under its 5¾% Senior Notes Indenture as of September 30, 2014.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

11. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as of September 30, 2014 are as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post-retirement Benefits	Deferred Gain (Loss) - Hedging	Accumulated Other Comprehensive Loss
Balance, January 1, 2014	$19.2	$(170.5)	$1.5	$(149.8)
Currency translation adjustment, net of tax benefit of $0.4 million	(17.1)	—	—	(17.1)
Amortization of pension related costs, net of tax of nil (a)	—	3.4	—	3.4
Revaluation of derivative financial instrument, net of tax benefit of $1.4 million(b)	—	—	(2.3)	(2.3)
Other comprehensive income (loss)	(17.1)	3.4	(2.3)	(16.0)
Balance, September 30, 2014	$2.1	$(167.1)	$(0.8)	$(165.8)

(a)
Amount represents the change in accumulated other comprehensive loss as a result of the amortization of unrecognized prior service costs and actuarial losses (gains) arising during each year related to the Company’s pension and other post-retirement plans. See Note 5, “Pension and Post-retirement Benefits,” for further discussion of the Company’s pension and other post-retirement plans.

(b)
For the nine months ended September 30, 2014, the 2013 Interest Rate Swap (as hereinafter defined) was deemed effective and therefore the changes in fair value related to the 2013 Interest Rate Swap are recorded in other comprehensive income. See Note 13, "Financial Instruments," for further discussion of the 2013 Interest Rate Swap.

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

As of September 30, 2014, the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value are categorized in the table below:

	Total	Level 1	Level 2	Level 3
Assets:
Derivatives:
FX Contracts(a)	$0.6	$—	$0.6	$—
Total assets at fair value	$0.6	$—	$0.6	$—
Liabilities:
Derivatives:
FX Contracts(a)	$—	$—	$—	$—
2013 Interest Rate Swap(b)	1.2	—	1.2	—
Total liabilities at fair value	$1.2	$—	$1.2	$—

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

As of September 30, 2014, the fair values and carrying values of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion	$—	$1,837.3	$—	$1,837.3	$1,865.3

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

13. FINANCIAL INSTRUMENTS
Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $9.0 million and $9.9 million (including amounts available under credit agreements in effect at that time) were maintained at September 30, 2014 and December 31, 2013, respectively. Included in these amounts is approximately $7.7 million and $8.1 million at September 30, 2014 and December 31, 2013, respectively, in standby letters of credit which support Products Corporation’s self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.
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
The U.S. Dollar notional amount of the FX Contracts outstanding at September 30, 2014 and December 31, 2013 was $19.8 million and $52.9 million, respectively.
Interest Rate Swap Transaction
In November 2013, Products Corporation executed a forward-starting floating-to-fixed interest rate swap transaction with a 1.00% floor, based on a notional amount of $400 million in respect of indebtedness under the Acquisition Term Loan over a period of three years (the "2013 Interest Rate Swap"). The Company designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments related to its Acquisition Term Loan with respect to the $400 million notional amount over the three-year term of the 2013 Interest Rate Swap. Under the terms of the 2013 Interest Rate Swap, Products Corporation will receive from the counterparty a floating interest rate based on the higher of three-month USD LIBOR or 1.00% commencing in May 2015, while paying a fixed interest rate payment to the counterparty equal to 2.0709% (which effectively fixes the interest rate on such notional amount at 5.0709% over the three-year term of the 2013 Interest Rate Swap.) For the nine months ended September 30, 2014, the 2013 Interest Rate Swap was deemed effective and therefore the changes in fair value related to the 2013 Interest Rate Swap have been recorded in Other Comprehensive Income. As of September 30, 2014, the balance of deferred net losses on derivatives included in accumulated other comprehensive income was $0.8 million after-tax. (See "Quantitative Information – Derivative Financial Instruments" below). The Company expects that $0.6 million of the after-tax amounts related to the 2013 Interest Rate Swap will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The amount ultimately realized in earnings may differ as the LIBOR is subject to change. Realized gains and losses are ultimately determined by actual rates at maturity of the derivative.
Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of the derivative instruments in asset positions, which totaled $0.6 million and $3.5 million as of September 30, 2014 and December 31, 2013, respectively. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties. Given the current credit standing of the Company's derivative instrument counterparties, the Company believes the risk of loss under these derivative instruments arising from any non-performance by any of the counterparties is remote.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Quantitative Information – Derivative Financial Instruments
The effects of the Company’s derivative instruments on its consolidated financial statements were as follows:

(a)	Fair Values of Derivative Financial Instruments in Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	Assets			Liabilities
	Balance Sheet	September 30, 2014	December 31, 2013	Balance Sheet	September 30, 2014	December 31, 2013
	Classification	Fair Value	Fair Value	Classification	Fair Value	Fair Value
Derivatives designated as hedging instruments:
2013 Interest Rate Swap(i)	Prepaid expenses and other	$—	$—	Accrued expenses and other	$1.0	$—
	Other assets	—	2.5	Other long-term liabilities	0.2	—
Derivatives not designated as hedging instruments:
FX Contracts(ii)	Prepaid expenses and other	$0.6	$1.0	Accrued Expenses	$—	$0.2

(i) The fair values of the 2013 Interest Rate Swap at September 30, 2014 and December 31, 2013 were measured based on the implied forward rates from the U.S. Dollar three-month LIBOR yield curve at September 30, 2014 and December 31, 2013, respectively.

(ii) The fair values of the FX Contracts at September 30, 2014 and December 31, 2013 were measured based on observable market transactions of spot and forward rates at September 30, 2014 and December 31, 2013, respectively.

(b) Effects of Derivative Financial Instruments on the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2014 and 2013:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Derivatives designated as hedging instruments:
2013 Interest Rate Swap, net of tax (a)	$0.6	$—	$(2.3)	$—

(a)	Net of tax expense (benefit) of $0.4 million and $(1.4) million for the three and nine months ended September 30, 2014, respectively.

	Income Statement Classification	Amount of Gain (Loss) Recognized in Net Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Derivatives not designated as hedging instruments:
FX Contracts	Foreign currency losses (gains), net	$1.5	$(1.0)	$0.2	$1.3

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

For the third quarter of 2014 and 2013, the Company recorded a provision for income taxes of $9.6 million and $13.0 million, respectively. The $3.4 million decrease in the provision for income taxes was primarily attributable to certain discrete items that favorably impacted the provision for income taxes in the third quarter of 2014, including return-to-provision adjustments.
For the first nine months of 2014 and 2013, the Company recorded a provision for income taxes of $36.6 million and $32.4 million, respectively. The $4.2 million increase in the provision for income taxes was primarily attributable to the loss on early extinguishment of debt recognized in the first nine months of 2013 that did not recur in 2014, which favorably impacted the provision for income taxes, partially offset by the favorable impact of certain discrete items in the period, including the favorable resolution of tax matters in certain foreign jurisdictions and return-to-provision adjustments.
The Company's effective tax rate for the three months ended September 30, 2014 was higher than the federal statutory rate of 35% due principally to foreign dividends and earnings taxable in the U.S. and foreign and U.S. tax effects attributable to operations outside the U.S., and state and local taxes, net of U.S. federal income tax benefit, partially offset by certain discrete items in the third quarter of 2014, including the return-to-provision adjustments.
The Company's effective tax rate for the nine months ended September 30, 2014 was higher than the federal statutory rate of 35% due principally to foreign dividends and earnings taxable in the U.S. and state and local taxes, net of U.S. federal income tax benefits.
The Company remains subject to examination of its income tax returns in various jurisdictions including, without limitation, Australia and Spain, for tax years ended December 31, 2010 through December 31, 2013, South Africa for tax years ended December 31, 2010 through December 31, 2012, and the U.S. (federal) for tax years ended December 31, 2011 through December 31, 2013.

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The Company participates in MacAndrews & Forbes' directors and officers liability insurance program (the “D&O Insurance Program”), as well as its other insurance coverages, such as property damage, business interruption, cyber liability and other liabilities and other coverages, which cover the Company, as well as MacAndrews & Forbes and its subsidiaries. The limits of coverage for certain of the policies are available on an aggregate basis for losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews & Forbes from time to time for its allocable portion of the premiums for such coverage or the Company pays the insurers directly, which premiums the Company believes are more favorable than the premiums the Company would pay were it to secure stand-alone coverage. Any amounts paid by the Company directly to MacAndrews & Forbes in respect of premiums are included in the amounts paid under the Reimbursement Agreements.
The net activity related to services provided and/or purchased under the Reimbursement Agreements during the nine months ended September 30, 2014 and 2013 was $3.8 million and $6.1 million, respectively, which primarily includes the partial payments made by the Company to MacAndrews & Forbes during the first quarter of 2014 and 2013 for premiums related to the Company's allocable portion of the 5-year renewal of the D&O Insurance Program for the period from January 31, 2012 through January 31, 2017. The receivable balances from MacAndrews & Forbes were nil at both September 30, 2014 and December 31, 2013 for transactions subject to the Reimbursement Agreements.

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
The following Condensed Consolidating Financial Statements present the financial information as of September 30, 2014 and December 31, 2013, and for the three and nine month periods ended September 30, 2014 and 2013 for (i) Products Corporation on a stand-alone basis; (ii) the Guarantor Subsidiaries on a stand-alone basis; (iii) the subsidiaries of Products Corporation that do not guarantee Products Corporation’s Amended Term Loan Facility, Amended Revolving Credit Facility and 5¾% Senior Notes (the “Non-Guarantor Subsidiaries”) on a stand-alone basis; and (iv) Products Corporation, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis. The Condensed Consolidating Financial Statements are presented on the equity method, under which the investments in subsidiaries are recorded at cost and adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Balance Sheets
As of September 30, 2014
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$49.4	$68.0	$61.0	$—	$178.4
Trade receivables, less allowances for doubtful accounts	84.6	44.6	126.8	—	256.0
Inventories	86.2	34.4	66.6	—	187.2
Deferred income taxes - current	49.1	—	12.7	—	61.8
Prepaid expenses and other	127.7	6.5	29.1	—	163.3
Intercompany receivables	974.8	624.4	160.5	(1,759.7)	—
Investment in subsidiaries	610.7	(144.8)	—	(465.9)	—
Property, plant and equipment, net	107.9	27.6	73.6	—	209.1
Deferred income taxes - noncurrent	10.2	—	11.4	—	21.6
Goodwill	185.8	30.0	251.0	—	466.8
Intangible assets, net	54.6	165.2	116.3	—	336.1
Other assets	88.2	4.6	24.3	—	117.1
Total assets	$2,429.2	$860.5	$933.3	$(2,225.6)	$1,997.4
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$—	$7.9	$—	$7.9
Current portion of long-term debt	7.0	—	—	—	7.0
Accounts payable	78.3	19.3	70.1	—	167.7
Accrued expenses and other	144.7	27.7	89.1	—	261.5
Intercompany payables	698.9	682.2	378.6	(1,759.7)	—
Long-term debt	1,857.6	—	0.7	—	1,858.3
Other long-term liabilities	128.7	2.9	49.4	—	181.0
Total liabilities	2,915.2	732.1	595.8	(1,759.7)	2,483.4
Stockholder’s deficiency	(486.0)	128.4	337.5	(465.9)	(486.0)
Total liabilities and stockholder’s deficiency	$2,429.2	$860.5	$933.3	$(2,225.6)	$1,997.4

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Balance Sheets
As of December 31, 2013
	Products Corporation (b)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (a) (b)	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$141.3	$0.8	$102.0	$—	$244.1
Trade receivables, less allowances for doubtful accounts	88.7	24.5	140.3	—	253.5
Inventories	78.0	9.5	87.5	—	175.0
Deferred income taxes - current	52.5	—	12.6	—	65.1
Prepaid expenses and other	111.6	4.7	39.8	—	156.1
Intercompany receivables	1,051.3	614.5	474.1	(2,139.9)	—
Investment in subsidiaries	589.7	(60.2)	—	(529.5)	—
Property, plant and equipment, net	86.7	0.6	108.6	—	195.9
Deferred income taxes - noncurrent	38.0	—	12.9	—	50.9
Goodwill	185.8	30.0	256.5	—	472.3
Intangible assets, net	57.4	0.3	302.4	—	360.1
Other assets	90.9	1.6	31.3	—	123.8
Total assets	$2,571.9	$626.3	$1,568.0	$(2,669.4)	$2,096.8
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$1.8	$6.1	$—	$7.9
Current portion of long-term debt	65.4	—	—	—	65.4
Accounts payable	72.2	6.2	87.3	—	165.7
Accrued expenses and other	161.8	13.4	138.4	—	313.6
Intercompany payables	790.0	675.9	674.0	(2,139.9)	—
Long-term debt	1,861.4	—	0.9	—	1,862.3
Other long-term liabilities	137.6	2.9	57.9	—	198.4
Total liabilities	3,088.4	700.2	964.6	(2,139.9)	2,613.3
Stockholder’s deficiency	(516.5)	(73.9)	603.4	(529.5)	(516.5)
Total liabilities and stockholder’s deficiency	$2,571.9	$626.3	$1,568.0	$(2,669.4)	$2,096.8

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statements of Income and Comprehensive Income
Three Months Ended September 30, 2014
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$233.5	$91.2	$189.4	$(41.8)	$472.3
Cost of sales	100.8	37.0	68.6	(41.8)	164.6
Gross profit	132.7	54.2	120.8	—	307.7
Selling, general and administrative expenses	119.7	33.5	96.1	—	249.3
Acquisition and integration costs	0.9	—	—	—	0.9
Restructuring charges	(0.1)	0.2	0.7	—	0.8
Operating income	12.2	20.5	24.0	—	56.7
Other expenses, net:
Intercompany interest, net	(2.2)	—	2.2	—	—
Interest expense	20.4	—	0.2	—	20.6
Amortization of debt issuance costs	1.3	—	—	—	1.3
Loss on early extinguishment of debt, net	—	—	—	—	—
Foreign currency losses, net	1.9	(0.4)	7.8	—	9.3
Miscellaneous, net	(9.8)	(3.1)	13.0	—	0.1
Other expenses, net	11.6	(3.5)	23.2	—	31.3
Income from continuing operations before income taxes	0.6	24.0	0.8	—	25.4
Provision for (benefit from) income taxes	10.6	—	(1.0)	—	9.6
(Loss) income from continuing operations	(10.0)	24.0	1.8	—	15.8
(Loss) income from discontinued operations, net of taxes	—	—	0.4	—	0.4
Equity in income (loss) of subsidiaries	26.2	5.8	—	(32.0)	—
Net income (loss)	$16.2	$29.8	$2.2	$(32.0)	$16.2
Other comprehensive (loss) income	(16.6)	4.9	(10.7)	5.8	(16.6)
Total comprehensive (loss) income	$(0.4)	$34.7	$(8.5)	$(26.2)	$(0.4)

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statements of Income and Comprehensive Income
Three Months Ended September 30, 2013
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$229.4	$25.3	$126.9	$(48.5)	$333.1
Cost of sales	106.2	12.6	50.8	(48.5)	121.1
Gross profit	123.2	12.7	76.1	—	212.0
Selling, general and administrative expenses	100.8	9.4	53.1	—	163.3
Acquisition and integration costs	5.9	—	—	—	5.9
Restructuring charges	—	0.1	(1.6)	—	(1.5)
Operating income	16.5	3.2	24.6	—	44.3
Other expenses, net:
Intercompany interest, net	0.2	(0.1)	1.5	—	1.6
Interest expense	16.0	0.1	0.1	—	16.2
Amortization of debt issuance costs	0.8	—	—	—	0.8
Loss on early extinguishment of debt, net	0.2	—	—	—	0.2
Foreign currency losses, net	(1.5)	0.5	1.4	—	0.4
Miscellaneous, net	(10.9)	(5.8)	17.3	—	0.6
Other expenses, net	4.8	(5.3)	20.3	—	19.8
Income from continuing operations before income taxes	11.7	8.5	4.3	—	24.5
Provision for income taxes	10.9	0.4	1.7	—	13.0
Income from continuing operations	0.8	8.1	2.6	—	11.5
Loss from discontinued operations, net of taxes	—	—	(1.5)	—	(1.5)
Equity in income (loss) of subsidiaries	9.2	2.2	—	(11.4)	—
Net income (loss)	$10.0	$10.3	$1.1	$(11.4)	$10.0
Other comprehensive income (loss)	3.1	(1.4)	(1.2)	2.6	3.1
Total comprehensive income (loss)	$13.1	$8.9	$(0.1)	$(8.8)	$13.1

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statements of Income and Comprehensive Income
Nine Months Ended September 30, 2014
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$729.0	$272.7	$577.5	$(139.2)	$1,440.0
Cost of sales	321.5	109.8	203.2	(139.2)	495.3
Gross profit	407.5	162.9	374.3	—	944.7
Selling, general and administrative expenses	354.1	96.8	303.7	—	754.6
Acquisition and integration costs	5.4	—	—	—	5.4
Restructuring charges	2.2	3.3	12.6	—	18.1
Operating income	45.8	62.8	58.0	—	166.6
Other expenses, net:
Intercompany interest, net	(6.4)	(0.3)	6.7	—	—
Interest expense	63.2	0.1	0.6	—	63.9
Amortization of debt issuance costs	4.1	—	—	—	4.1
Loss on early extinguishment of debt, net	2.0	—	—	—	2.0
Foreign currency losses, net	(4.7)	(0.2)	22.8	—	17.9
Miscellaneous, net	(39.1)	(4.0)	43.3	—	0.2
Other expenses, net	19.1	(4.4)	73.4	—	88.1
Income (loss) from continuing operations before income taxes	26.7	67.2	(15.4)	—	78.5
Provision for (benefit from) income taxes	64.1	(27.9)	0.4	—	36.6
Income (loss) from continuing operations	(37.4)	95.1	(15.8)	—	41.9
Income from discontinued operations, net of taxes	0.2	—	0.7	—	0.9
Equity in income (loss) of subsidiaries	80.0	(9.4)	—	(70.6)	—
Net income (loss)	$42.8	$85.7	$(15.1)	$(70.6)	$42.8
Other comprehensive (loss) income	(16.0)	4.7	(11.9)	7.2	(16.0)
Total comprehensive income (loss)	$26.8	$90.4	$(27.0)	$(63.4)	$26.8

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statements of Income and Comprehensive Income
Nine Months Ended September 30, 2013
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$713.5	$63.6	$372.9	$(146.3)	$1,003.7
Cost of sales	325.5	30.2	148.7	(146.3)	358.1
Gross profit	388.0	33.4	224.2	—	645.6
Selling, general and administrative expenses	311.8	28.3	136.1	—	476.2
Acquisition and integration costs	6.3	—	—	—	6.3
Restructuring charges	—	0.3	1.5	—	1.8
Operating income	69.9	4.8	86.6	—	161.3
Other expenses, net:
Intercompany interest, net	0.7	(0.5)	4.5	—	4.7
Interest expense	50.3	0.2	0.3	—	50.8
Amortization of debt issuance costs	2.2	—	—	—	2.2
Loss on early extinguishment of debt	28.1	—	—	—	28.1
Foreign currency losses, net	2.5	0.4	0.3	—	3.2
Miscellaneous, net	(49.4)	5.2	45.0	—	0.8
Other expenses, net	34.4	5.3	50.1	—	89.8
Income (loss) from continuing operations before income taxes	35.5	(0.5)	36.5	—	71.5
Provision for (benefit from) income taxes	27.3	(2.0)	7.1		32.4
Income from continuing operations	8.2	1.5	29.4	—	39.1
Income (loss) from discontinued operations, net of taxes	0.3	—	(6.6)	—	(6.3)
Equity in income (loss) of subsidiaries	24.3	19.7	—	(44.0)	—
Net income (loss)	$32.8	$21.2	$22.8	$(44.0)	$32.8
Other comprehensive income (loss)	2.2	9.8	4.0	(13.8)	2.2
Total comprehensive income (loss)	$35.0	$31.0	$26.8	$(57.8)	$35.0

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2014
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$2.2	$55.7	$(11.2)	$—	$46.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23.2)	(0.3)	(6.8)	—	(30.3)
Proceeds from the sale of certain assets	—	—	0.9	—	0.9
Net cash used in investing activities	(23.2)	(0.3)	(5.9)	—	(29.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(3.7)	(1.9)	2.5	—	(3.1)
Repayment under the Amended and Restated Senior Subordinated Term Loan	(58.4)	—	—	—	(58.4)
Repayments under the Acquisition Term Loan	(5.3)	—	—	—	(5.3)
Payment of financing costs	(1.8)	—	—	—	(1.8)
Other financing activities	(1.7)	—	(0.4)	—	(2.1)
Net cash (used in) provided by financing activities	(70.9)	(1.9)	2.1	—	(70.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	(12.3)	—	(12.3)
Net (decrease) increase in cash and cash equivalents	(91.9)	53.5	(27.3)	—	(65.7)
Cash and cash equivalents at beginning of period (a)	141.3	14.5	88.3	—	244.1
Cash and cash equivalents at end of period	$49.4	$68.0	$61.0	$—	$178.4
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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2013
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$38.4	$0.7	$(33.3)	$—	$5.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15.5)	(0.5)	(1.9)	—	(17.9)
Insurance proceeds for property, plant and equipment	—	—	13.1	—	13.1
Proceeds from the sale of certain assets	0.3	—	3.1	—	3.4
Net cash (used in) provided by investing activities	(15.2)	(0.5)	14.3	—	(1.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(1.4)	(0.1)	1.7	—	0.2
Proceeds from the issuance of the 5¾% Senior Notes	500.0	—	—	—	500.0
Repayment of the 9¾% Senior Secured Notes	(330.0)	—	—	—	(330.0)
Repayment under the 2011 Term Loan Facility	(113.0)	—	—	—	(113.0)
Payment of financing costs	(32.7)	—	—	—	(32.7)
Other financing activities	(1.5)	—	(0.3)	—	(1.8)
Net cash provided by (used in) financing activities	21.4	(0.1)	1.4	—	22.7
Effect of exchange rate changes on cash and cash equivalents	—	—	(4.1)	—	(4.1)
Net increase (decrease) in cash and cash equivalents	44.6	0.1	(21.7)	—	23.0
Cash and cash equivalents at beginning of period	59.1	—	57.2	—	116.3
Cash and cash equivalents at end of period	$103.7	$0.1	$35.5	$—	$139.3

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
Revlon Consumer Products Corporation ("Products Corporation" and together with its subsidiaries, the "Company") is a direct wholly-owned operating subsidiary of Revlon, Inc., which is a direct and indirect majority-owned subsidiary of MacAndrews & Forbes Holdings Inc. ("MacAndrews & Forbes Holdings" and together with certain of its affiliates other than Revlon, Inc. and the Company, "MacAndrews & Forbes"), a corporation wholly-owned by Ronald O. Perelman.
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
Overview of Net Sales and Earnings Results
Consolidated net sales in the third quarter of 2014 were $472.3 million, an increase of $139.2 million, or 41.8%, compared to $333.1 million in the third quarter of 2013. Excluding the unfavorable impact of foreign currency fluctuations of $10.1 million, consolidated net sales increased $149.3 million, or 44.8%, in the third quarter of 2014, primarily driven by the inclusion of $143.7

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

million of net sales as a result of the Colomer Acquisition in October 2013, of which $124.1 million is included within the Professional segment and $19.6 million is included within the Consumer segment.
Consolidated net sales in the first nine months of 2014 were $1,440.0 million, an increase of $436.3 million, or 43.5%, compared to $1,003.7 million in the first nine months of 2013. Excluding the unfavorable impact of foreign currency fluctuations of $25.9 million, consolidated net sales increased $462.2 million, or 46.0%, in the first nine months of 2014, primarily driven by the inclusion of $437.6 million of net sales as a result of the Colomer Acquisition in October 2013, of which $385.0 million is included within the Professional segment and $52.6 million is included within the Consumer segment.
Consolidated income from continuing operations, net of taxes, in the third quarter of 2014 was $15.8 million, compared to $11.5 million in the third quarter of 2013. The increase of $4.3 million was primarily due to:

•
$95.7 million of higher gross profit due to a $139.2 million increase in consolidated net sales, partially offset by a $43.5 million increase in cost of sales, both of which were primarily driven by the inclusion of net sales and cost of sales as a result of the Colomer Acquisition;

with the foregoing partially offset by:

•	$86.0 million of higher selling general and administrative ("SG&A") expenses primarily driven by the inclusion of SG&A expenses as a result of the Colomer Acquisition.
Consolidated income from continuing operations, net of taxes, in the first nine months of 2014 was $41.9 million, compared to $39.1 million in the first nine months of 2013. The increase of $2.8 million was primarily due to:

•
$299.1 million of higher gross profit due to a $436.3 million increase in consolidated net sales, partially offset by a $137.2 million increase in cost of sales, both of which were primarily driven by the inclusion of net sales and cost of sales as a result of the Colomer Acquisition; and

•
a $28.1 million aggregate loss on early extinguishment of debt recognized in the first nine months of 2013 primarily due to the 2013 Senior Notes Refinancing (as hereinafter defined), compared to an aggregate loss on early extinguishment of debt of $2.0 million in the first nine months of 2014 primarily due to the February 2014 Term Loan Amendment (as hereinafter defined);

with the foregoing partially offset by:

•	$278.4 million of higher SG&A expenses primarily driven by the inclusion of SG&A expenses as a result of the Colomer Acquisition;

•	$16.3 million of higher restructuring charges and other, net related to continuing operations, primarily related to the Integration Program (as hereinafter defined);

•
$14.7 million of higher foreign currency losses, net, partially due to the $6.0 million foreign currency loss recognized in the first nine months of 2014 as a result of the re-measurement of Revlon Venezuela's balance sheet; and

•	$8.4 million of higher interest expense primarily due to higher average debt as a result of the Colomer Acquisition.
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
The approximately $50 million of total restructuring charges, related non-restructuring costs and capital expenditures under the Integration Program referred to above consist of the following:

•
Restructuring and related costs: The Company expects total restructuring and related charges for the Integration Program of approximately $26 million. During the first nine months of 2014, the Company recorded charges totaling $17.1 million related to restructuring and related actions under the Integration Program, of which $16.4 million was recorded in restructuring charges and other, net, $0.2 million was recorded in cost of sales and $0.5 million was recorded in SG&A expenses. Approximately $4 million of charges are expected to be recognized during the remainder of 2014 and any remaining charges to be recognized in 2015. The Company expects cash payments related to the restructuring and related charges in connection with the Integration Program will total approximately $25 million, of which $6.4 million was paid in the first nine months of 2014, approximately $7 million is expected to be paid during the remainder of 2014, with the majority of the remaining balance expected to be paid in 2015.

•
Non-restructuring integration costs: $12.5 million and $4.9 million of non-restructuring integration costs recognized in 2013 and for the first nine months of 2014, respectively. Such costs have been reflected within acquisition and integration costs in the Company's Consolidated Statements of Income and Comprehensive Income related to combining Colomer’s operations into the Company’s business.

•
Capital Expenditures: Expected integration-related capital expenditures of approximately $7 million, $3.3 million of which was paid in the first nine months of 2014. The Company expects approximately $1.9 million to be paid during the remainder of 2014, with the remaining balance expected to be paid in 2015.

For further discussion of the Colomer Acquisition and the Integration Program, see Note 2, "Business Combination" and Note 3, "Restructuring Charges - Integration Program" to the Unaudited Consolidated Financial Statements in this Form 10-Q.
2014 Debt Transactions
During the first nine months of 2014, the Company completed the following debt transactions:

•
February 2014 Term Loan Amendment: In February 2014, Products Corporation entered into an amendment (the “February 2014 Term Loan Amendment”) to its amended term loan agreement, which is comprised of (i) the $675.0 million term loan due November 19, 2017 (the "2011 Term Loan") and (ii) the $700.0 million term loan due October 8, 2019 (the "Acquisition Term Loan"), which has $694.8 million in aggregate principal balance outstanding as of September 30, 2014 (together, the "Amended Term Loan Agreement"). The February 2014 Term Loan Amendment reduced the interest rates applicable to Eurodollar Loans under the 2011 Term Loan to the Eurodollar Rate plus 2.5% per annum, with the Eurodollar Rate not to be less than 0.75%, and interest rates applicable to Alternate Base Rate Loans under the 2011 Term Loan to the Alternate Base Rate plus 1.5%, with the Alternate Base Rate not to be less than 1.75%.

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
Consolidated Net Sales:
Third quarter results:
Consolidated net sales in the third quarter of 2014 were $472.3 million, an increase of $139.2 million, or 41.8%, compared to $333.1 million in the third quarter of 2013. Excluding the unfavorable impact of foreign currency fluctuations of $10.1 million, consolidated net sales increased $149.3 million, or 44.8%, in the third quarter of 2014, primarily driven by the inclusion of the net sales as a result of the Colomer Acquisition, commencing on the Acquisition Date. See "Segment Results" below for further discussion.
Year-to-date results:
Consolidated net sales in the first nine months of 2014 were $1,440.0 million, an increase of $436.3 million, or 43.5%, compared to $1,003.7 million in the first nine months of 2013. Excluding the unfavorable impact of foreign currency fluctuations of $25.9 million, consolidated net sales increased $462.2 million, or 46.0%, in the first nine months of 2014, primarily driven by the inclusion of the net sales as a result of the Colomer Acquisition, commencing on the Acquisition Date. See "Segment Results" below for further discussion.
Segment Results:
The Company's management evaluates segment profit, which is defined as income from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses, for each of the Company's Consumer and Professional segments. Segment profit also excludes unallocated corporate expenses and the impact of certain items that are not directly attributable to the segments' underlying operating performance, which for the three and nine months ended September 30, 2014 and 2013 include the impact of: (i) restructuring and related charges; (ii) acquisition and integration costs; (iii) costs of sales resulting from a fair value adjustment to inventory acquired in the Colomer Acquisition; (iv) insurance proceeds received in 2013 related to the 2011 fire that destroyed the Company's facility in Venezuela; and (v) an accrual for estimated clean-up costs related to the Company's facility in Venezuela. Such items are shown in the table reconciling segment profit to consolidated income from continuing operations before income taxes. Unallocated corporate expenses primarily include general and administrative expenses related to the corporate organization. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. The Company does not have any material inter-segment sales. For a reconciliation of segment profit to income from continuing operations before income taxes, see Note 6, "Segment Data and Related Information" to the Unaudited Consolidated Financial Statements in this Form 10-Q.
The following table is a comparative summary of the Company's segment results for the three months ended September 30, 2014 and 2013:

	Net Sales						Segment Profit
	Three Months Ended September 30,		Change		XFX Change (a)		Three Months Ended September 30,		Change
	2014	2013	$	%	$	%	2014	2013	$	%
Consumer	$348.2	$333.1	$15.1	4.5%	$25.2	7.6%	$78.1	$78.9	$(0.8)	(1.0)%
Professional	124.1	—	124.1	—	124.1	—	25.2	—	25.2	—
Total Net Sales	$472.3	$333.1	$139.2	41.8%	$149.3	44.8%	$103.3	$78.9	$24.4	30.9%
(a) XFX excludes the impact of foreign currency fluctuations.

The following table is a comparative summary of the Company's segment results for the nine months ended September 30, 2014 and 2013:

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

	Net Sales						Segment Profit
	Nine Months Ended September 30,		Change		XFX Change (a)		Nine Months Ended September 30,		Change
	2014	2013	$	%	$	%	2014	2013	$	%
Consumer	$1,055.0	$1,003.7	$51.3	5.1%	$77.2	7.7%	$232.0	$240.2	$(8.2)	(3.4)%
Professional	385.0	—	385.0	—	385.0	—	88.5	—	88.5	—
Total Net Sales	$1,440.0	$1,003.7	$436.3	43.5%	$462.2	46.0%	$320.5	$240.2	$80.3	33.4%
(a) XFX excludes the impact of foreign currency fluctuations.

Consumer Segment
Third quarter results:
Consumer segment net sales in the third quarter of 2014 were $348.2 million, an increase of $15.1 million, or 4.5%, compared to $333.1 million in the third quarter of 2013. Excluding the unfavorable impact of foreign currency fluctuations of $10.1 million, total Consumer net sales increased $25.2 million, or 7.6%, in the third quarter of 2014, compared to the third quarter of 2013, primarily driven by (i) the inclusion of $19.6 million of net sales from consumer brands acquired in the Colomer Acquisition, which are reported within the Consumer segment; and (ii) $8.8 million of favorable returns reserve adjustments in the U.S. during the third quarter of 2014, as a result of lower expected discontinued products in the future related to the Company's strategy to focus on fewer, bigger and better innovations, partially offset by increased returns expense for current year returns. The third quarter of 2014 also had lower net sales of Almay color cosmetics and SinfulColors color cosmetics, partially offset by higher net sales of Mitchum products.
Consumer segment profit in the third quarter of 2014 was $78.1 million, an increase of $0.8 million, or 1.0%, compared to $78.9 million in the third quarter of 2013, primarily due to higher gross profit as a result of the returns adjustment to net sales as discussed above. See "Gross Profit" below for further discussion. This increase was mostly offset by $3.8 million of higher advertising expense to support the Company's Consumer brands and unfavorable foreign currency fluctuations of approximately $4 million.
Year-to-date results:
Consumer segment net sales in the first nine months of 2014 were $1,055.0 million, an increase of $51.3 million, or 5.1%, compared to $1,003.7 million in the first nine months of 2013. Excluding the unfavorable impact of foreign currency fluctuations of $25.9 million, total Consumer net sales increased $77.2 million, or 7.7%, in the first nine months of 2014, compared to the first nine months of 2013, primarily driven by (i) the inclusion of $52.6 million of net sales from Consumer brands acquired in the Colomer Acquisition; and (ii) $15.1 million of favorable returns reserve adjustments in the U.S. during the first nine months of 2014, as a result of lower expected discontinued products in the future related to the Company's strategy to focus on fewer, bigger and better innovations, partially offset by increased returns expense for current year returns. In addition, the first nine months of 2014 had higher net sales of Revlon color cosmetics and Revlon ColorSilk hair color, partially offset by lower net sales of Almay color cosmetics.
Consumer segment profit in the first nine months of 2014 was $232.0 million, a decrease of $8.2 million, or 3.4%, compared to $240.2 million in the first nine months of 2013, primarily due to $23.9 million of higher advertising expense to support the Company's Consumer brands and unfavorable foreign currency fluctuations of approximately $7 million, partially offset by higher gross profit, primarily due to the returns adjustment discussed above, net of related inventory write-off charges, as well as the increase in net sales as discussed above. See "Gross Profit" below for further discussion.
Professional Segment
The Company's Professional segment is comprised primarily of the operations acquired by the Company in the Colomer Acquisition in October 2013 (with the exception of the retail brands acquired in the Colomer Acquisition, which the Company has included within the Consumer segment, as noted above). As there are no comparable prior years' net sales and segment profit for the Professional segment, an analysis of net sales and segment profit for the Professional segment in the third quarter and first nine months of 2014, compared to the third quarter and first nine months of 2013, is not included in this Form 10-Q. Professional net sales were $124.1 million and $385.0 million for the third quarter and first nine months of 2014, respectively, consisting primarily of the net sales of CND products worldwide, including CND Shellac; Revlon Professional products, primarily in Europe; and American Crew products and other professional brands world-wide.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Professional segment profit in the third quarter and first nine months of 2014 was $25.2 million and $88.5 million, respectively, and is comprised primarily of the operating results of the operations acquired in the Colomer Acquisition.
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

The following table is a comparative summary of the Company's net sales by region for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Change		XFX Change (a)
	2014	2013	$	%	$	%
United States	$243.8	$185.8	$58.0	31.2%	$58.0	31.2%
International	228.5	147.3	81.2	55.1%	91.3	62.0%
Total Net Sales	$472.3	$333.1	$139.2	41.8%	$149.3	44.8%
(a) XFX excludes the impact of foreign currency fluctuations.
The following table is a comparative summary of the Company's net sales by region for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,		Change		XFX Change (a)
	2014	2013	$	%	$	%
United States	$749.2	$581.8	$167.4	28.8%	$167.4	28.8%
International	690.8	421.9	268.9	63.7%	294.8	69.9%
Total Net Sales	$1,440.0	$1,003.7	$436.3	43.5%	$462.2	46.0%
(a) XFX excludes the impact of foreign currency fluctuations.

United States
Third quarter results:
In the U.S., net sales in the third quarter of 2014 increased $58.0 million, or 31.2%, to $243.8 million, as compared to $185.8 million in the third quarter of 2013, primarily due to the inclusion of $47.5 million of net sales as a result of the Colomer Acquisition. Net sales in the U.S. were also impacted by $8.8 million of favorable returns reserve adjustments during the third quarter 2014 as a result of lower expected discontinued products in the future related to the Company's strategy to focus on fewer, bigger and better innovations, partially offset by increased returns expense for current year returns. In addition, the third quarter of 2014 had higher net sales of Revlon color cosmetics and Mitchum products, partially offset by lower net sales of Almay color cosmetics and SinfulColors color cosmetics.
Year-to-date results:
In the U.S., net sales in the first nine months of 2014 increased $167.4 million, or 28.8%, to $749.2 million, as compared to $581.8 million in the first nine months of 2013, primarily due to the inclusion of $145.5 million of net sales as a result of the Colomer Acquisition. Net sales in the U.S. were also impacted by $15.1 million of favorable returns reserve adjustments during the first nine months of 2014, as a result of lower expected discontinued products in the future related to the Company's strategy to focus on fewer, bigger and better innovations, partially offset by increased returns expense for current year returns. In addition, the first nine months of 2014 had higher net sales of Revlon color cosmetics and Revlon ColorSilk hair color, partially offset by lower net sales of Almay color cosmetics.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

International
Third quarter results:
International net sales in the third quarter of 2014 increased $81.2 million, or 55.1%, to $228.5 million, as compared to $147.3 million in the third quarter of 2013. Excluding the $10.1 million unfavorable impact of foreign currency fluctuations, International net sales increased $91.3 million, or 62.0%, primarily due to the inclusion of $96.2 million of net sales as a result of the Colomer Acquisition. Additionally, net sales were impacted by lower net sales of Revlon color cosmetics in certain distributor markets, partially offset by higher net sales of Revlon color cosmetics in Venezuela, Japan and South Africa. Results in Venezuela benefited from the increased availability of U.S. Dollars to import finished goods for sale in Venezuela in the third quarter of 2014, as compared to the third quarter of 2013. See "Impact of Foreign Currency Translation-Venezuela" below within "Financial Condition, Liquidity and Capital Resources" for further discussion.
Year-to-date results:
International net sales in the first nine months of 2014 increased $268.9 million, or 63.7%, to $690.8 million, as compared to $421.9 million in the first nine months of 2013. Excluding the $25.9 million unfavorable impact of foreign currency fluctuations, International net sales increased $294.8 million, or 69.9%, primarily due to the inclusion of $292.1 million of net sales as a result of the Colomer Acquisition. Additionally, net sales were impacted by higher net sales of Revlon color cosmetics in Japan and other beauty care products in Venezuela and Argentina, mostly offset by lower net sales of Revlon color cosmetics and Revlon ColorSilk hair color in certain distributor markets. Results in Venezuela benefited from the increased availability of U.S. Dollars to import finished goods for sale in Venezuela in the first nine months of 2014, as compared to the first nine months of 2013. See "Impact of Foreign Currency Translation-Venezuela" below within "Financial Condition, Liquidity and Capital Resources" for further discussion.

Gross profit:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Gross profit	$307.7	$212.0	$95.7	$944.7	$645.6	$299.1
Percentage of net sales	65.1%	63.6%	1.5%	65.6%	64.3%	1.3%
Gross profit increased $95.7 million, and as a percentage of net sales gross profit increased 1.5 percentage points in the third quarter of 2014, compared to the third quarter of 2013. The drivers of gross profit in the third quarter of 2014, compared to the third quarter of 2013, primarily included:

•	the inclusion of gross profit from the October 2013 Colomer Acquisition, which increased gross profit by $94.3 million and increased gross profit as a percentage of net sales by 0.2 percentage points;

•
the favorable impact of returns accrual adjustments made in the third quarter 2014, due to lower expected discontinued products in the future related to the Company's strategy to focus on fewer, bigger and better innovations, which increased gross profit by $8.1 million and increased gross profit as a percentage of net sales by 0.8 percentage points; and

•	favorable sales mix within the Consumer segment, which increased gross profit by $3.0 million and increased gross profit as a percentage of net sales by 0.9 percentage points;
with the foregoing partially offset by:

•	unfavorable foreign currency fluctuations, which reduced gross profit by $7.1 million, with a de minimis impact to gross profit as a percentage of net sales; and

•	higher allowances, which reduced gross profit by $2.7 million and decreased gross profit as a percentage of net sales by 0.4 percentage points.
Gross profit increased $299.1 million, and as a percentage of net sales gross profit increased 1.3 percentage points in the first nine months of 2014, compared to the first nine months of 2013. The drivers of gross profit in the first nine months of 2014, compared to the first nine months of 2013, primarily included:

•
the inclusion of gross profit from the October 2013 Colomer Acquisition, which increased gross profit by $295.6 million and increased gross profit as a percentage of net sales by 0.8 percentage points;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

•
the favorable impact of returns accrual adjustments in the first nine months of 2014, net of related inventory write-off charges, due to lower expected discontinued products in the future related to the Company's strategy to focus on fewer, bigger and better innovations, which increased gross profit by $12.1 million and increased gross profit as a percentage of net sales by 0.2 percentage points;

•	favorable volume, which increased gross profit by $8.5 million, with no impact on gross profit as a percentage of net sales; and

•	favorable sales mix within the Consumer segment, which increased gross profit by $8.1 million and increased gross profit as a percentage of net sales by 0.8 percentage points;
with the foregoing partially offset by:

•	unfavorable foreign currency fluctuations, which reduced gross profit by $19.4 million and reduced gross profit as a percentage of net sales by 0.3 percentage points; and

•	higher allowances, which reduced gross profit by $6.8 million and decreased gross profit as a percentage of net sales by 0.3 percentage points.

SG&A expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
SG&A expenses	$249.3	$163.3	$(86.0)	$754.6	$476.2	$(278.4)
SG&A expenses increased $86.0 million in the third quarter of 2014, as compared to the third quarter of 2013, primarily driven by:

•	the inclusion of SG&A expenses as a result of the Colomer Acquisition, commencing on the Acquisition Date, which contributed $70.7 million to the increase in SG&A expenses;

•
$12.5 million of higher general and administrative expenses, primarily due to higher incentive compensation expense driven by a lower accrual in the third quarter of 2013 based on the Company's anticipated achievement for full year 2013 at that time and higher stock-based compensation, as well as higher occupancy costs due to overlapping rents as a result of the Company's move to its new New York headquarters during the third quarter of 2014; and

•	$3.8 million of higher advertising expenses to support the Company's brands within the Consumer segment;
with the foregoing partially offset by:

•	$3.5 million of favorable impact of foreign currency fluctuations.
SG&A expenses increased $278.4 million in the first nine months of 2014, as compared to the first nine months of 2013, primarily driven by:

•	the inclusion of SG&A expenses as a result of the Colomer Acquisition, commencing on the Acquisition Date, which contributed $222.6 million to the increase in SG&A expenses;

•
a $26.4 million gain from insurance proceeds in the first nine months of 2013 due to the settlement of the Company's claim for the loss of inventory from the fire that destroyed the Company's facility in Venezuela, partially offset by an accrual in the first nine months of 2013 of $4.5 million for estimated clean-up costs related to the destroyed facility, both of which did not recur in the first nine months of 2014;

•	$23.9 million of higher advertising expenses to support the Company's brands within the Consumer segment; and

•
$13.2 million of higher general and administrative expenses, primarily due to higher incentive compensation expense driven by a lower accrual in the first nine months of 2013 based on the Company's anticipated achievement for full year 2013 at that time, and higher stock-based compensation, as well as higher occupancy costs due to overlapping rents as a result of the Company's move to its new New York headquarters during the third quarter of 2014;

with the foregoing partially offset by:

•	$10.2 million of favorable impact of foreign currency fluctuations.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Acquisition and Integration Costs:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Acquisition and integration costs	$0.9	$5.9	$5.0	$5.4	$6.3	$0.9
The acquisition and integration costs for the third quarters and first nine months of 2014 and 2013 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Acquisition costs	$0.1	$5.9	$0.5	$6.3
Integration costs	0.8	—	4.9	—
Total acquisition and integration costs	$0.9	$5.9	$5.4	$6.3
The acquisition costs primarily include legal fees and consulting fees directly attributable to the Colomer Acquisition. The integration costs consist of non-restructuring costs related to the Company's integration of Colomer's operations into the Company's business, and, for 2014, primarily including employee-related costs related to management changes and audit-related fees.

Restructuring charges and other, net:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Restructuring charges and other, net	$0.8	$(1.5)	$(2.3)	$18.1	$1.8	$(16.3)
Integration Program
During the third quarter of 2014, the Company recorded charges totaling $1.4 million related to restructuring and related actions under the Integration Program, of which $1.1 million was recorded in restructuring charges and other, net, $0.1 million was recorded in cost of sales and $0.2 million was recorded in SG&A expenses.
During the first nine months of 2014, the Company recorded charges totaling $17.1 million related to restructuring and related actions under the Integration Program, of which $16.4 million was recorded in restructuring charges and other, net, $0.2 million was recorded in cost of sales and $0.5 million was recorded in SG&A expenses.
For additional details on the Integration Program, please see "Overview - Recent Events - Integration Program."
Other Immaterial Restructuring Actions
During the first nine months of 2014, the Company recorded net charges totaling $1.9 million within restructuring charges and other, net, for other immaterial restructuring actions within the Consumer segment, primarily due to $2.2 million of charges related to employee-related costs, partially offset by a $0.3 million gain related to the sale of equipment.
December 2013 Program
The Company recognized cumulative charges of $21.4 million through December 31, 2013 within income (loss) from discontinued operations, related to restructuring actions that include exiting its business operations in China, as well as implementing other immaterial restructuring actions outside the U.S. that are expected to generate other operating efficiencies (the "December 2013 Program"). In the first nine months of 2014, the Company revised its estimated charges for the December 2013 Program and decreased its restructuring and related charges by $2.5 million, for cumulative charges incurred through September 30, 2014 of $18.9 million. Of that $2.5 million decrease, $2.3 million relates to the Company's exit of its business operations in China and is recorded within income (loss) from discontinued operations, net of taxes. The remaining $0.2 million is recorded in restructuring charges and other, net within income from continuing operations, net of taxes.
The Company expects cash payments to total approximately $17 million related to the December 2013 Program, of which $0.1 million was paid in 2013, and $15.1 million was paid in the first nine months of 2014, with the majority of the remaining balance expected to be paid during the remainder of 2014.
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
During the third quarter of 2013, the Company recorded a net benefit related to the September 2012 Program of $1.5 million, primarily due to a $2.5 million gain related to the July 2013 sale of the Company's manufacturing facility in France, partially offset by changes in estimates related to legal and other termination costs.
During the first nine months of 2013, the Company recorded net charges of $2.2 million related to the September 2012 Program, primarily due to $4.7 million of additional charges as a result of changes in estimates related to severance and other termination benefits, partially offset by a $2.5 million gain related to the July 2013 sale of the Company's manufacturing facility in France. Of the $2.2 million net charge, $1.8 million is recorded in restructuring charges and other, net, $0.2 million is recorded in cost of sales and $0.2 million is recorded in SG&A expenses.
The Company recognized $27.2 million of cumulative charges related to the September 2012 Program through December 31, 2013, with no additional charges recorded in the first nine months of 2014.
The Company expects net cash payments related to the September 2012 Program will total approximately $25 million, of which $21.1 million was paid cumulatively through December 31, 2013, and $3.2 million was paid in the nine months ended September 30, 2014, with the balance expected to be paid during the remainder of 2014.
For further discussion of the Integration Program, December 2013 Program and September 2012 Program, see Note 3, “Restructuring Charges,” to the Unaudited Consolidated Financial Statements in this Form 10-Q.

Interest expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Interest expense	$20.6	$17.8	$(2.8)	$63.9	$55.5	$(8.4)
Interest expense - preferred stock dividends	$—	$—	$—	—	0.0	—
The $2.8 million and $8.4 million increase in interest expense in the third quarter and first nine months of 2014, respectively, as compared to the prior year periods of 2013, were primarily due to higher average debt as a result of Products Corporation's Acquisition Term Loan that was used to fund the Colomer Acquisition, partially offset by lower weighted-average borrowing rates, as well as lower interest expense as a result of the October 2013 repayment of the $48.6 million aggregate principal amount outstanding of the portion of the Amended and Restated Senior Subordinated Term Loan that MacAndrews & Forbes contributed to Revlon, Inc. in connection with the October 2009 consummation of Revlon, Inc.'s exchange offer. The remaining Non-Contributed Loan portion of such loan was repaid in May 2014.

Loss on early extinguishment of debt:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Loss on early extinguishment of debt	$—	$0.2	$0.2	$2.0	$28.1	$26.1
The Company recognized an aggregate loss on the early extinguishment of debt of $2.0 million during the first nine months of 2014, primarily due to $1.1 million of fees and expenses which were expensed as incurred in connection with the February 2014 Term Loan Amendment, as well as the write-off of $0.8 million of unamortized debt discount and deferred financing fees as a result of such transaction. Refer to “Financial Condition, Liquidity and Capital Resources - Long Term Debt Instruments" for further discussion.
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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Foreign currency losses, net:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Foreign currency losses, net	$9.3	$0.4	$(8.9)	$17.9	$3.2	$(14.7)
The increase in foreign currency losses, net, of $8.9 million during the third quarter of 2014, as compared to the third quarter of 2013, was primarily driven by:

•	the unfavorable impact of the revaluation of certain U.S. Dollar denominated intercompany payables during the third quarter of 2014, compared to the third quarter of 2013.
The increase in foreign currency losses, net, of $14.7 million during the first nine months of 2014, as compared to the first nine months of 2013, was primarily driven by:

•
the unfavorable impact of the revaluation of certain U.S. Dollar denominated intercompany payables and foreign currency denominated intercompany receivables during the first nine months of 2014, compared to the first nine months of 2013; and

•	a $6.0 million foreign currency loss related to the required re-measurement of Revlon Venezuela's balance sheet during the second quarter of 2014.

Provision for income taxes:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Provision for income taxes	$9.6	$13.0	$3.4	$36.6	$32.4	$(4.2)
The provision for income taxes decreased $3.4 million in the third quarter of 2014, as compared to the third quarter of 2013, primarily due to certain discrete items that favorably impacted the provision for income taxes in the third quarter of 2014, including return-to-provision adjustments.
The provision for income taxes increased $4.2 million in the first nine months of 2014, as compared to the first nine months of 2013, primarily due to the loss on early extinguishment of debt recognized in the first nine months of 2013 that did not recur in 2014, which favorably impacted the provision for income taxes, partially offset by the favorable impact of certain discrete items in the period, including the favorable resolution of tax matters in certain foreign jurisdictions and return-to-provision adjustments.
The Company's effective tax rate for the three months ended September 30, 2014 was higher than the federal statutory rate of 35% due principally to foreign dividends and earnings taxable in the U.S. and foreign and U.S. tax effects attributable to operations outside the U.S., and state and local taxes, net of U.S. federal income tax benefit, partially offset by certain discrete items in the third quarter of 2014, including the return-to-provision adjustments.
The Company's effective tax rate for the nine months ended September 30, 2014 was higher than the federal statutory rate of 35% due principally to foreign dividends and earnings taxable in the U.S. and state and local taxes, net of U.S. federal income tax benefits.
The Company expects that its tax provision and effective tax rate in any individual quarter or year-to-date period will vary and may not be indicative of the Company's tax provision and effective tax rate for the full year.

Financial Condition, Liquidity and Capital Resources
At September 30, 2014, the Company had a liquidity position of $338.5 million, consisting of unrestricted cash and cash equivalents (net of any outstanding checks) of $172.5 million, as well as $166.0 million in available borrowings under the $175.0 million asset-based, multi-currency revolving credit facility (the "Amended Revolving Credit Facility") based upon the borrowing base less $9.0 million of undrawn outstanding letters of credit and nil then drawn under the Amended Revolving Credit Facility at such date.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

The Company’s foreign operations held $58.4 million out of the total $172.5 million in unrestricted cash and cash equivalents (net of any outstanding checks) as of September 30, 2014.  The cash held by the Company’s foreign operations is primarily used to fund such operations. The Company regularly assesses its cash needs and the available sources of cash to fund these needs. As part of this assessment, the Company determines the amount of foreign earnings, if any, that it intends to repatriate to help fund its domestic cash needs, including for the Company’s debt service obligations, and pays applicable U.S. income and foreign withholding taxes, if any, on such earnings. The Company believes that the cash generated by its domestic operations and availability under the Amended Revolving Credit Facility and other permitted lines of credit should be sufficient to meet its domestic liquidity needs for at least the next twelve months. Therefore, the Company does not currently anticipate that restrictions or taxes on repatriation of foreign earnings will have a material effect on the Company’s liquidity during such period.
Changes in Cash Flows
At September 30, 2014, the Company had cash and cash equivalents of $178.4 million, compared with $244.1 million at December 31, 2013. The following table summarizes the Company’s cash flows from operating, investing and financing activities for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$46.7	$5.8
Net cash used in investing activities	(29.4)	(1.4)
Net cash (used in) provided by financing activities	(70.7)	22.7
Effect of exchange rate changes on cash and cash equivalents	(12.3)	(4.1)
Operating Activities
Net cash provided by operating activities was $46.7 million and $5.8 million in the first nine months of 2014 and 2013, respectively. As compared to cash provided in the first nine months of 2013, cash provided by operating activities in the first nine months of 2014 was impacted by cash provided by operating activities related to the operations acquired in the Colomer Acquisition, partially offset by unfavorable changes in working capital, including higher interest payments, higher tax payments and payments of acquisition and integration costs related to the Colomer Acquisition.
Net cash used in operating activities related to discontinued operations, including restructuring payments, was approximately $26 million and $9 million for the nine months ended September 30, 2014 and 2013, respectively.
Investing Activities
Net cash used in investing activities was $29.4 million and $1.4 million for the nine months ended September 30, 2014 and 2013, respectively. Net cash used in investing activities for the first nine months of 2014 included $30.3 million of cash used for capital expenditures. Net cash used in investing activities for the first nine months of 2013 included $17.9 million of cash used for capital expenditures, partially offset by $13.1 million of insurance proceeds received in July 2013 for the Company's property claim related to the June 2011 fire at the Company's facility in Venezuela.
Financing Activities
Net cash (used in) provided by financing activities was $(70.7) million and $22.7 million for the nine months ended September 30, 2014 and 2013, respectively.
Net cash used in financing activities for the first nine months of 2014 included:

•	the repayment of the $58.4 million aggregate principal amount outstanding of the Non-Contributed Loan;

•	$5.3 million of scheduled amortization payments on the Acquisition Term Loan;

•	$3.1 million of short-term borrowings and overdraft; and

•	the payment of $1.8 million of financing costs primarily related to the February 2014 Term Loan Amendment.
Net cash provided by financing activities for the first nine months of 2013 included:

•	Products Corporation's issuance of the $500.0 million aggregate principal amount of the 5¾% Senior Notes at par;
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

•
the payment of $32.7 million of financing costs comprised of: (i) $17.5 million of redemption and tender offer premiums, as well as fees and expenses related to the repayment and redemption of all of the $330.0 million aggregate principal amount outstanding of the 9¾% Senior Secured Notes; (ii) $10.1 million of underwriters' fees and other fees in connection with the issuance of the 5¾% Senior Notes; (iii) $1.2 million of fees incurred in connection with the February 2013 Term Loan Amendments; (iv) $1.9 million of fees incurred in connection with the August 2013 Term Loan Amendments; (v) $1.6 million of fees incurred in connection with the Incremental Amendment; and (vi) $0.4 million of fees incurred in connection with the August 2013 Revolver Amendment.

Cash Pooling Arrangement
Certain of the Company's foreign subsidiaries utilize a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows the participating entities to withdraw cash from the financial institution to the extent aggregate cash deposits held by its participating locations are available at the financial institution. To the extent any participating location on an individual basis is in an overdraft position, such overdrafts would be recorded within short-term borrowings in the consolidated balance sheet and reflected as financing activities in the consolidated statement of cash flows, and the cash deposits held as collateral for such overdrafts would be classified as restricted cash within cash and cash equivalents. As of September 30, 2014, the Company had $3.3 million of such overdrafts recorded in short-term borrowings and $3.3 million of restricted cash recorded in cash and cash equivalents in the Consolidated Balance Sheet.

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
For the nine months ended September 30, 2014, the Company incurred approximately $1.1 million of fees and expenses in connection with the February 2014 Term Loan Amendment, which were expensed as incurred, and wrote-off $0.8 million of unamortized debt discount and deferred financing costs as a result of the February 2014 Term Loan Amendment. These amounts, totaling $1.9 million, were recognized within loss on early extinguishment of debt in the Company’s Consolidated Statements of Income and Comprehensive Income for the nine months ended September 30, 2014.
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
(b) Covenants

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Amended Credit Agreements
Products Corporation was in compliance with all applicable covenants under the Amended Term Loan Agreement and the Amended Revolving Credit Facility (the "Amended Credit Agreements") as of September 30, 2014. At September 30, 2014, the aggregate principal amount outstanding under the Acquisition Term Loan and the 2011 Term Loan was $694.8 million and $675.0 million, respectively, and availability under the $175.0 million Amended Revolving Credit Facility, based upon the calculated borrowing base less $9.0 million of outstanding undrawn letters of credit and nil then drawn on the Amended Revolving Credit Facility, was $166.0 million. During the third quarter and first nine months of each of 2014 and 2013 there were no borrowings under the Amended Revolving Credit Facility.
Products Corporation was in compliance with all applicable covenants under its 5¾% Senior Notes Indenture as of September 30, 2014.

Impact of Foreign Currency Translation – Venezuela
During the third quarters of 2014 and 2013, Revlon Venezuela's net sales were de minimis and approximately 2%, respectively, of the Company’s consolidated net sales. During both the first nine months of 2014 and 2013, Revlon Venezuela had net sales of approximately 1% of the Company’s consolidated net sales. At September 30, 2014 and December 31, 2013, Revlon Venezuela's assets were de minimis and approximately 1% of the Company’s total assets, respectively.
Highly-Inflationary Economy: Effective January 1, 2010, Venezuela was designated as a highly inflationary economy under U.S. GAAP. As a result, beginning January 1, 2010, the U.S. Dollar is the functional currency for Revlon Venezuela. As Venezuela is designated as highly inflationary, currency translation adjustments of Revlon Venezuela’s balance sheet are reflected in earnings.
Currency Devaluation: In January 2014, the Venezuela government announced that the Comisión de Administracion de Divisas (“CADIVI”) would be replaced by the government-operated National Center of Foreign Commerce (the "CENCOEX"), and indicated that the Sistema Complementario de Administración de Divisas (“SICAD”) market would continue to be offered as an alternative foreign currency exchange. Additionally, a parallel foreign currency exchange system has been developed, SICAD II, which started functioning in March 2014, and for the second quarter of 2014 the SICAD II exchange market had an average transaction rate to the Company of approximately 53 Bolivars per U.S. Dollar (the “SICAD II Rate”). The SICAD II market allows companies to apply for the purchase of foreign currency and foreign currency denominated securities for any legal use or purpose.
During the first nine months of 2014, the Company continued to exchange Bolivars for U.S. Dollars to the extent permitted through the CENCOEX, SICAD and SICAD II markets based on its ability to participate in those markets. As a result, the Company considered its specific facts and circumstances in order to determine the appropriate rate of exchange to translate Revlon Venezuela’s financial statements. Based on the Company’s assessment of factors, including of its legal ability and intent to continue to participate in the SICAD II exchange market to import finished goods into Venezuela, the Company determined that it was appropriate to utilize the SICAD II Rate of 53 Bolivars per U.S. Dollar to translate Revlon Venezuela’s financial statements as of June 30, 2014. In the third quarter of 2014, the Company continued using the SICAD II Rate, which did not materially change from the second quarter of 2014, to translate Revlon Venezuela's financial statements.
As a result of the change from the official rate of 6.3 Bolivars per U.S. Dollar to the SICAD II Rate on June 30, 2014, the Company was required to re-measure all of Revlon Venezuela’s monetary assets and liabilities at the rate of 53 Bolivars per U.S. Dollar as of June 30, 2014. Non-monetary assets and liabilities continue to be measured at their historical rates. The Company recorded a foreign currency loss of $6.0 million in the second quarter of 2014 as a result of the required re-measurement of Revlon Venezuela’s balance sheet. As Venezuela was designated as a highly inflationary economy effective January 1, 2010, the Company reflected this foreign currency loss in earnings. For both the three and nine months ended September 30, 2014, the change to the SICAD II Rate, as compared to the 6.3 Bolivars per U.S. Dollar official rate, had the impact of reducing net sales by $6.7 million and reducing operating income by $4.1 million.
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
The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, integration costs related to the Colomer Acquisition, purchases of permanent wall displays, capital expenditure requirements, debt service payments and costs, tax payments, pension and other post-retirement benefit plan contributions, payments in connection with the Company’s restructuring programs, severance not otherwise included in the Company’s restructuring programs and debt and/or equity repurchases, if any. The Company’s cash contributions to its pension and post-retirement benefit plans in the first nine months of 2014 were $16.4 million. The Company expects cash contributions to its pension and post-retirement benefit plans to be approximately $20 million in the aggregate for full year 2014. The Company’s cash taxes paid in the first nine months of 2014 were $16.7 million. The Company expects to pay cash taxes of approximately $20 million in the aggregate for full year 2014. The Company’s purchases of permanent wall displays and capital expenditures in the first nine months of 2014 were $33.1 million and $30.3 million, respectively. The Company expects purchases of permanent wall displays to be approximately $55 million in the aggregate for full year 2014. The Company expects capital expenditures to be approximately $60 million in the aggregate for full year 2014. The Company expects total cash paid for its discontinued operations in China for full year 2014 to be approximately $13 million, which is in addition to restructuring cash payments for the December 2013 Program.
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

Derivative Financial Instruments
Foreign Currency Forward Exchange Contracts
Products Corporation enters into foreign currency forward exchange contracts ("FX Contracts") and option contracts from time to time to hedge certain net cash flows denominated in currencies other than the local currencies of the Company’s foreign and domestic operations. The FX Contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. At September 30, 2014, the FX Contracts outstanding had a notional amount of $19.8 million and a net asset fair value of $0.6 million.
Interest Rate Swap Transaction
In November 2013, Products Corporation executed a forward-starting floating-to-fixed interest rate swap transaction with a 1.00% floor, based on a notional amount of $400 million in respect of indebtedness under the Acquisition Term Loan over a period of three years. The Company designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments related to its Acquisition Term Loan with respect to the $400 million notional amount over the three-year term of the 2013 Interest Rate Swap. Under the terms of the 2013 Interest Rate Swap, Products Corporation will receive from the counterparty a floating interest rate based on the higher of three-month USD LIBOR or 1.00% commencing in May 2015, while paying a fixed interest rate payment to the counterparty equal to 2.0709% (which effectively fixes the interest rate on such notional amount at 5.0709% over the three-year term of the 2013 Interest Rate Swap). For the nine months ended September 30, 2014, the 2013 Interest Rate Swap was deemed effective and therefore the changes in fair value related to the 2013 Interest Rate Swap have been recorded in Other Comprehensive Income in the Consolidated Financial Statements. The fair value of the Company's 2013 Interest Rate Swap at September 30, 2014 was a liability of $1.2 million.
Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of the derivative instruments in asset positions, which totaled $0.6 million and $3.5 million as of September 30, 2014 and December 31, 2013, respectively. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties. Given the current credit standing of the Company's derivative instrument counterparties, the Company believes the risk of loss arising from any non-performance by any of the counterparties under these derivative instruments is remote.

Disclosures about Contractual Obligations and Commercial Commitments
During the third quarter of 2014, the Company relocated its headquarters in New York, New York. The operating lease associated with the new building includes minimum lease payments in the aggregate of approximately $70 million over the 15-year term.
As of September 30, 2014, there were no other material changes to the Company's total contractual cash obligations, as set forth in the contractual obligations and commercial commitments disclosure included in the Company's 2013 Form 10-K, other than those entered into in connection with the February 2014 Term Loan Amendment and the repayment of the Non-Contributed Loan.
The following reflects the impact of the February 2014 Term Loan Amendment and the repayment of the Non-Contributed Loan on the Company’s interest obligations related to its long-term debt:

	Payments Due by Period (dollars in millions)
Contractual Obligations	Total	2014 Q4	2015-2016	2017-2018	After 2018
Interest on long-term debt (a)	404.5	12.9	164.7	138.0	88.9

(a)
Consists of interest through the respective maturity dates on (i) the $694.8 million aggregate principal amount outstanding under the Acquisition Term Loan; (ii) the $675.0 million in aggregate principal amount outstanding under the 2011 Term Loan; and (iii) the $500.0 million in aggregate principal amount of the 5¾% Senior Notes, in each case, based on interest rates under such debt agreements as of September 30, 2014. For a discussion of the 2013 Interest Rate Swap, see "Interest Rate Swap Transaction" above.

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
The qualitative and quantitative information presented in Item 7A of the Company's 2013 Form 10-K ("Item 7A") describes significant aspects of the Company's financial instrument programs that have material market risk as of December 31, 2013. The following tables present this information as required by Item 7A as of September 30, 2014:

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

	Expected Maturity Date for the year ended December 31,
	(dollars in millions, except for rate information)
	2014		2015	2016	2017	2018	Thereafter	Total	Fair Value September 30, 2014
Debt
Short-term variable rate (various currencies)	$6.1							$6.1	$6.1
Average interest rate (a)	4.8%
Short-term fixed rate (third party - EUR)	1.8							1.8	1.8
Average interest rate	11.9%
Long-term fixed rate – third party (USD)							$500.0	500.0	490.0
Average interest rate							5.75%
Long-term fixed rate – third party (EUR)				$0.1	$0.1	$0.1	0.4	0.7	0.7
Average interest rate				—	—	—	—
Long-term variable rate – third party (USD)	1.8	(b)	$7.0	7.0	682.0	7.0	665.0	1,369.8	1,346.6
Average interest rate (a)(c)	4.0%		4.0%	4.2%	4.0%	5.0%	5.3%
Total debt	$9.7		$7.0	$7.1	$682.1	$7.1	$1,165.4	$1,878.4	$1,845.2

(a)	Weighted average variable rates are based upon implied forward rates from the U.S. Dollar LIBOR and Euribor yield curves at September 30, 2014.

(b)	Includes quarterly amortization payments required under the Acquisition Term Loan.

(c)
At September 30, 2014, the Acquisition Term Loan bears interest at the Eurodollar Rate (as defined in the Amended Term Loan Agreement) plus 3.00% per annum (with the Eurodollar Rate not to be less than 1.00%). As a result of the February 2014 Term Loan Amendment, the 2011 Term Loan bears interest at the Eurodollar Rate plus 2.5% per annum (with the Eurodollar Rate not to be less than 0.75%). For discussion of the February 2014 Term Loan Amendment, which reduced interest rates on the 2011 Term Loan, refer to Note 10, "Long-Term Debt," to the Unaudited Consolidated Financial Statements in this Form 10-Q.

In November 2013, Products Corporation executed the 2013 Interest Rate Swap, which is a forward-starting, floating-to-fixed interest rate swap transaction with a 1.00% floor, based on a notional amount of $400 million in respect of indebtedness under the Acquisition Term Loan over a period of three years. The Company designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments related to its Acquisition Term Loan with respect to the $400 million notional amount over the three-year term of the 2013 Interest Rate Swap. Under the terms of the 2013 Interest Rate Swap, Products Corporation will receive from the counterparty a floating interest rate based on the higher of three-month USD LIBOR or 1.00% commencing in May 2015, while paying a fixed interest rate payment to the counterparty equal to 2.0709% (which effectively fixes the interest rate on such notional amounts at 5.0709% over the three-year term of the 2013 Interest Rate Swap). The fair value of the Company's 2013 Interest Rate Swap at September 30, 2014 was a liability of $1.2 million.
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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Forward Contracts (“FC”)	Average Contractual Rate $/FC	Original US Dollar Notional Amount	Contract Value September 30, 2014	Asset Fair Value September 30, 2014
Sell Australian Dollars/Buy USD	0.8999	$5.9	$6.1	$0.2
Sell Canadian Dollars/Buy USD	0.9101	5.4	5.5	0.1
Sell Japanese Yen/Buy USD	0.0097	3.6	3.8	0.2
Buy Australian Dollars/Sell NZ Dollars	1.0850	1.8	1.9	0.1
Sell South African Rand/Buy USD	0.0907	1.3	1.3	—
Sell New Zealand Dollars/Buy USD	0.8137	0.6	0.6	—
Sell Hong Kong Dollars/Buy USD	0.1290	0.4	0.4	—
Sell USD/Buy Euros	1.2980	0.3	0.3	—
Sell Danish Krone/Buy Euros	7.4570	0.3	0.3	—
Sell Canadian Dollars/Buy Euros	1.4250	0.2	0.2	—
Total forward contracts		$19.8	$20.4	$0.6

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
(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-Looking Statements
This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates (whether qualitative or quantitative) as to:

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

(iii)
the Company's belief that the continued execution of its business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

products, acquiring businesses or brands, divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, including optimizing the integration of the Colomer Acquisition (including the Company’s plans to integrate the operations of Colomer into the Company’s business and its expectations that the Integration Program will deliver cost reductions throughout the combined organization by generating cost synergies and operating efficiencies within the Company's global supply chain and consolidating offices and back office support, and other actions designed to reduce selling, general and administrative expenses, and achieve approximately $30 million to $35 million of annualized cost reductions by the end of 2015, with approximately $10 million to $15 million of these cost reductions expected to benefit 2014 results, while recognizing approximately $50 million, in the aggregate over 2013 through 2015, of total restructuring charges, capital expenditures (including expected integration-related capital expenditures of approximately $7 million, $3.3 million of which was paid in the first nine months of 2014, approximately $1.9 million is expected to be paid during the remainder of 2014 and the remaining balance in 2015) and related non-restructuring costs, any of which, the intended purpose of which would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities, which activities may be funded with cash on hand, funds available under the Amended Revolving Credit Facility and/or other permitted additional sources of capital, which actions could increase the Company’s total debt;

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

(v)
the effect of restructuring activities, restructuring costs and charges, the timing of restructuring payments and the benefits from such activities; including, without limitation, the Company’s expectation (i) that total restructuring and related charges related to the Integration Program will be approximately $26 million, with approximately $4.0 million of charges expected to be recognized during the remainder of 2014 and any remaining charges to be recognized in 2015; (ii) that cash payments related to the restructuring and related charges in connection with the Integration Program will total approximately $25 million, of which $6.4 million was paid in the first nine months of 2014, approximately $7 million is expected to be paid during the remainder of 2014 and the majority of the remaining balance is expected to be paid in 2015; (iii) that net cash payments related to the September 2012 Program will total approximately $25 million, of which $21.1 million was paid cumulatively through December 31, 2013, $3.2 million was paid during the nine months ended September 30, 2014, and the balance is expected to be paid during the remainder of 2014; (iv) that total restructuring and related charges under the December 2013 Program will be approximately $18.9 million; (v) that cash payments will total approximately $17 million related to the December 2013 Program, of which $0.1 million was paid in 2013, $15.1 million was paid during the nine months ended September 30, 2014, and the majority of the remaining balance is expected to be paid during the remainder of 2014; (vi) that total cash paid for its discontinued operations in China will be approximately $13 million, which is in addition to restructuring cash payments for the December 2013 Program; (vii) that approximately $10 million of cost reductions related to the December 2013 Program will benefit 2014 and that annualized cost reductions thereafter will be approximately $11 million; and (viii) that the Company expects to substantially complete the Integration Program by the end of 2015 and will complete its exit of its business operations in China by the end of 2014;

(vi)
the Company’s expectation that operating revenues, cash on hand and funds available for borrowing under Products Corporation's Amended Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2014, including the cash requirements referred to in item (viii) below, and the Company's beliefs that (a) the cash generated by its domestic operations and availability under the Amended

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Revolving Credit Facility and other permitted lines of credit should be sufficient to meet its domestic liquidity needs for at least the next twelve months, and (b) restrictions or taxes on repatriation of foreign earnings will not have a material effect on the Company's liquidity during such period;

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

(xii)
the Company's expectation that its tax provision and effective tax rate in any individual quarter and year-to-date period will vary and may not be indicative of the Company's tax provision and effective tax rate for the full year;

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

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

(v)
difficulties, delays or unanticipated costs or charges or less than expected cost reductions and other benefits resulting from the Company's restructuring activities, such as greater than anticipated costs or charges or less than anticipated cost reductions or other benefits from the September 2012 Program, the December 2013 Program and/or the Integration Program and/or the risk that any of such programs may not satisfy the Company’s objectives;

(vi)
lower than expected operating revenues, cash on hand and/or funds available under the Amended Revolving Credit Facility and/or other permitted lines of credit or higher than anticipated operating expenses, such as referred to in clause (viii) below, and/or less than anticipated cash generated by the Company's domestic operations or unanticipated restrictions or taxes on repatriation of foreign earnings, either of which could have a material adverse effect on the Company's liquidity needs;

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
Website Availability of Reports and Other Corporate Governance Information
Revlon, Inc., which owns 100% of Products Corporation's common stock, maintains a comprehensive corporate governance program, including Corporate Governance Guidelines for Revlon, Inc.’s Board of Directors, Revlon, Inc.’s Board Guidelines for

REVLON, INC. AND SUBSIDIARIES

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

Item 1. Legal Proceedings

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Item 6. Exhibits

10.1
Employment Agreement, dated as of September 24, 2014 between Products Corporation and Roberto Simon (incorporated by reference to Exhibit 10.1 to Revlon, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014 filed with the SEC on October 29, 2014 (the "Q3 2014 Form 10-Q")).

10.2
Fourth Amended and Restated Revlon, Inc. Stock Plan (as amended, the "Stock Plan") (incorporated by reference to Annex A to Revlon, Inc.’s Information Statement on Schedule 14C filed with the SEC on July 3, 2014).

10.3	Form of Restricted Stock Agreement under the Stock Plan (incorporated by reference to Exhibit 10.3 to Revlon, Inc.'s Q3 2014 Form 10-Q).
*31.1	Certification of Lorenzo Delpani, Chief Executive Officer, dated October 29, 2014, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Roberto Simon, Chief Financial Officer, dated October 29, 2014, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1 (furnished herewith)	Certification of Lorenzo Delpani, Chief Executive Officer, dated October 29, 2014, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (furnished herewith)	Certification of Roberto Simon, Chief Financial Officer, dated October 29, 2014, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

S I G N A T U R E S
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 29, 2014

Revlon Consumer Products Corporation
(Registrant)

By: /s/ Lorenzo Delpani	By: /s/ Roberto Simon	By: /s/ Jessica T. Graziano
Lorenzo Delpani	Roberto Simon	Jessica T. Graziano
President,	Executive Vice President and	Senior Vice President,
Chief Executive Officer and	Chief Financial Officer	Corporate Controller,
Director		Chief Accounting Officer and Treasurer