Form 10-K
period 2014-12-31
REVLON CONSUMER PRODUCTS CORP
filed 2015-03-12
CIK 890547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K

(Mark One)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________ to _______________

Commission File Number: 33-59650
REVLON CONSUMER PRODUCTS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-3662953
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One New York Plaza, New York, New York	10004
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant is not applicable as all 5,260 outstanding shares the registrant's common stock were held by one affiliate, Revlon, Inc. at December 31, 2014.

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K as, among other things, all of the registrant’s equity securities are owned directly by Revlon, Inc., which is a reporting company under the Securities Exchange Act of 1934 and which has filed with the SEC on March 12, 2015 all of the material required to be filed pursuant to Section 13, 14 or 15(d) thereof and the registrant is therefore filing this Form 10-K with a reduced disclosure format, which omits the information otherwise required by Items 4, 10, 11, 12 and 13 as permitted under General Instruction I(2)(c) on Form 10-K.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
Form 10-K
For the Year Ended December 31, 2014
Table of Contents

PART I
Item 1.	Business	2
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	21
Item 2.	Properties	21
Item 3.	Legal Proceedings	21
Item 4.	Mine and Safety Disclosures. Not applicable.	21

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22
Item 6.	Selected Financial Data	23
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 8.	Financial Statements and Supplementary Data	53
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	53
Item 9A.	Controls and Procedures	53
Item 9B.	Other Information	54

PART III
Item 10.	Directors, Executive Officers and Corporate Governance (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)	59
Item 11.	Executive Compensation (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)	59
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)	59
Item 13.	Certain Relationships and Related Transactions, and Director Independence (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)	59
Item 14.	Principal Accountant Fees and Services	59

PART IV
Item 15.	Exhibits and Financial Statement Schedules	61
	Index to Consolidated Financial Statements and Schedules	F-1
	Report of Independent Registered Public Accounting Firm (Consolidated Financial Statements)	F-2
	Financial Statements	F-3
	Financial Statement Schedule: Schedule II - Valuation and Qualifying Accounts	F-65
	Signatures	F-67
	Certifications
	Exhibits

PART I
Item 1. Business
Background
Revlon Consumer Products Corporation ("Products Corporation" and together with its subsidiaries, the "Company") is the wholly-owned operating subsidiary of Revlon, Inc., which is a direct and indirect majority-owned subsidiary of MacAndrews & Forbes Incorporated (together with certain of its affiliates other than Revlon, Inc. and the Company, "MacAndrews & Forbes"), a corporation wholly-owned by Ronald O. Perelman.
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
The Company's Professional segment manufactures, markets and sells professional products primarily to hair and nail salons and distributors in the U.S. and internationally under brands such as Revlon Professional in hair color, hair care and hair treatments; CND in nail polishes and enhancements, including CND Shellac and CND Vinylux nail polishes; and American Crew in men’s grooming products. The Professional segment also includes Creme of Nature in multi-cultural hair care, which is sold in both the professional channel and in the mass retail channel, primarily in the U.S.
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
The Company’s strategic goal is to optimize the market and financial performance of its portfolio of brands and assets. The business strategies employed by the Company to achieve this goal are:

1.
Manage financial drivers for value creation. Gross profit margin expansion, which includes optimizing price, allocating sales allowances to maximize our return on trade spending and reducing costs across our global supply chain. In addition, we are focused on eliminating non-value added general and administrative costs in order to fund reinvestment to facilitate growth.

2.
Grow profitability through intensive innovation and geographical expansion. Creating fewer, bigger and better innovations across our brands that are relevant, unique, impactful, distinctive, and ownable. We are also focused on pursuing organic growth opportunities within our existing brand portfolio and existing channels, and pursuing opportunities to expand our geographical presence.

3.	Improve cash flow. Improving our cash flows through, among other things, continued effective management of our working capital and by focusing on appropriate return on capital spending.

4.	People. Attracting, developing and supporting employees who fit into our innovative culture and inspire the creative drive that represents the foundation of our vision and execution of our strategy.
Recent Transactions
Integration Program
On October 9, 2013 (the “Acquisition Date”), Products Corporation acquired The Colomer Group Participations, S.L. ("Colomer" and the "Colomer Acquisition"), a Spanish company, for a cash purchase price of $664.5 million. The Colomer Acquisition has provided the Company with broad brand, geographic and channel diversification as well as distribution into new channels and cost synergies and comprises the entirety of the Company's Professional segment. In addition, the Colomer Acquisition has provided opportunities to achieve additional growth by leveraging the combined Company's enhanced innovation capability

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

and know-how and improve its anticipation of consumer trends in hair color and hair care, nail color and nail care, and skin care as these trends typically appear first in salons. The Company accounted for the Colomer Acquisition as a business combination in the fourth quarter of 2013 and Colomer's results of operations have been included in the Company’s Consolidated Financial Statements since the date of acquisition.
The Company's integration initiatives in connection with the Colomer Acquisition have included actions to integrate Colomer's operations into the Company's business, as well as additional restructuring actions to reduce costs across the Company's businesses (all such actions, together the “Integration Program”). The Integration Program is designed to deliver cost reductions throughout the combined organization by generating synergies and operating efficiencies within the Company’s global supply chain, consolidating offices and back office support, as well as actions designed to reduce selling, general and administrative expenses. Certain actions that are part of the Integration Program are subject to consultations with employees, works councils or unions and governmental authorities. The Company plans to substantially complete the Integration Program by the end of 2015.
The Company expects to recognize total restructuring charges, capital expenditures and related non-restructuring costs under the Integration Program of approximately $50 million in the aggregate through 2015, and to achieve annualized cost reductions of approximately $30 million to $35 million by the end of 2015. Through 2014, the Company recognized $20.1 million in restructuring and related costs in connection with the Integration Program, while approximately $17.0 million of realized cost reductions benefited the Company's 2014 results. For further discussion of the Colomer Acquisition and the Integration Program, see Note 2, "Business Combination" and Note 3, "Restructuring Charges - Integration Program" to the Consolidated Financial Statements in this Form 10-K.
Debt Transactions
During the year ended December 31, 2014, the Company completed the following debt transactions:

•
February 2014 Term Loan Amendment: In February 2014, Products Corporation entered into an amendment (the “February 2014 Term Loan Amendment”) to its amended term loan agreement, which is comprised of (i) the $675.0 million term loan due November 19, 2017 (the "2011 Term Loan") and (ii) the $700.0 million term loan due October 8, 2019 (the "Acquisition Term Loan"), which has $693.0 million in aggregate principal balance outstanding as of December 31, 2014 (together, the "Amended Term Loan Agreement"). The February 2014 Term Loan Amendment reduced the interest rates applicable to Eurodollar Loans under the 2011 Term Loan to the Eurodollar Rate plus 2.5% per annum, with the Eurodollar Rate not to be less than 0.75% (as compared to 3.0% and 1.0%, respectively, prior to the February 2014 Term Loan Amendment) and the interest rates applicable to Alternate Base Rate Loans under the 2011 Term Loan to the Alternate Base Rate plus 1.5%, with the Alternate Base Rate not to be less than 1.75% (as compared to 2.0% in each case prior to the February 2014 Term Loan Amendment).

•
Repayment of Non-Contributed Loan: In May 2014, Products Corporation used available cash on hand to optionally prepay in full the remaining $58.4 million principal amount outstanding under the non-contributed loan portion of the Amended and Restated Senior Subordinated Term Loan Agreement (the "Non-Contributed Loan") that remained owing from Products Corporation to various third parties.  The Non-Contributed Loan would have otherwise matured on October 8, 2014.

See Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources – Long-Term Debt Instruments” for further discussion of the above debt transactions.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Products
The Company manufactures and markets a variety of products worldwide. The following table sets forth the Company's principal brands included in its Consumer and Professional segments by product category:

Segment	COSMETICS	HAIR	MEN'S GROOMING	BEAUTY TOOLS	FRAGRANCE	ANTI-PERSPIRANT DEODORANTS	SKINCARE / BODYCARE
Consumer	Revlon	Revlon ColorSilk		Revlon	Charlie	Mitchum	Gatineau
	Almay	Llongueras*			Jean Naté		Natural Honey
SinfulColors
Pure Ice

Professional	CND	Revlon Professional	American Crew
		Intercosmo	d:fi
Orofluido
UniqOne
Creme of Nature
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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Hair - The Company sells both hair color and hair care products throughout the world in the mass retail channel, primarily under the Company's Revlon ColorSilk franchise, as well as under the premium priced Llongueras brand in Spain. Revlon ColorSilk products provide radiant, long-lasting color that leaves hair nourished, hydrated and ultra-conditioned.
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
Skincare - The Company sells skincare products in the U.S. and in global markets under various regional brands, including the Company’s Natural Honey, Gatineau and Ultima II brands.
Professional Segment:
The Company’s Professional segment includes a comprehensive line of products sold in the professional channel, including hair color, shampoos, conditioners, styling products, nail polishes and nail enhancements. The Professional segment also includes a multi-cultural line sold in both professional and mass retail channels.
Professional brands -

•
Revlon Professional: The Company’s Revlon Professional brand includes hair color, hair care and hair treatment products, which are distributed exclusively in the professional channel to salons, salon professionals and salon distributors and sold in more than 60 countries. Revlon Professional is synonymous with innovation, fashion and technology to service the most creative salon professionals and their clients. Revlon Professional salon products include Revlonissimo NMT, Nutri Color Creme, Sensor Perm and Revlon Professional Equave.

•
American Crew and d:fi: The Company sells men's shampoos, conditioners, gels and other hair care and grooming products for use and sale by professional salons under the American Crew brand name. American Crew is the “Official Supplier to Men” of quality grooming products that provide the ultimate usage experience and enhance a man's personal image. American Crew is the leading salon brand created specifically for men and is sold in more than 30 countries. The Company also sells men's hair products under the d:fi brand, which is a value-priced full line of cleansing, conditioning and styling products.

•
CND: The Company sells nail enhancement systems and nail color and treatment products and services for use by the professional salon industry under the CND brand name. CND is the global leader in professional nail, hand and foot care products, and CND-branded products are sold in more than 75 countries. CND nail products include:

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
Multi-cultural hair - The Company sells multi-cultural hair-care products in the mass retail channel and professional channel primarily in the U.S. under the Creme of Nature brand.
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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

The Company also uses cooperative advertising programs, Company-paid or Company-subsidized demonstrators, and coordinated in-store promotions and displays. Other marketing materials designed to introduce the Company's newest products to consumers and encourage trial and purchase in-store include trial-size products and couponing.
Professional Segment: In the Professional segment, the Company markets products through educational seminars on such products' application methods and consumer benefits, and through trade professional advertising, digital marketing, displays and samples to communicate to professionals and consumers the quality and performance characteristics of such products. Additionally, in countries where the Professional segment has operations, the direct sales force provides customers with point of sale communication and merchandising.
The Company believes that its presence in the professional channel will provide benefits to its consumer products business as it will enable the Company to improve its anticipation of consumer trends in hair color and hair care, nail color and nail care, and skin care, as these trends often appear first in salons. The Professional business also provides the Company with broader geographic coverage and channel diversification beyond the mass retail channel.
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
As of December 31, 2014, the Company employed approximately 200 people in its research and development activities, including specialists in pharmacology, toxicology, chemistry, microbiology, engineering, biology, dermatology and quality control. In 2014, 2013 and 2012, the Company spent $31.6 million, $26.9 million and $24.2 million, respectively, on research and development activities.
Manufacturing and Related Operations and Raw Materials
During 2014, the Company’s products were produced at the Company’s facilities in the U.S. (North Carolina and Florida), South Africa, Spain, Italy and Mexico, and at third-party facilities around the world.
The Company continually reviews its manufacturing needs against its manufacturing capacities to identify opportunities to reduce costs and to operate more efficiently. The Company purchases raw materials and components throughout the world, and continuously pursues reductions in cost of goods through the global sourcing of raw materials and components from qualified vendors, utilizing its purchasing capacity to maximize cost savings. The Company’s global sourcing strategy for materials and components from accredited vendors is also designed to ensure the highest quality and the continuity of supply of the raw materials and components. The Company believes that alternate sources of raw materials and components exist and does not anticipate any significant shortages of, or difficulty in obtaining, such materials. (See Item 1A. “Risk Factors - The Company depends on its Oxford, North Carolina facility for production of a substantial portion of its products within the Consumer segment. Disruptions at this facility, and/or at other Company or third party facilities at which the Company's products are manufactured for both its Consumer and Professional segments, could have a material adverse effect on the Company's business, financial condition and/or results of operations.”)

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Distribution
The Company's products are sold in approximately 150 countries across six continents. The Company utilizes a dedicated sales force in those countries where the Company maintains operations, and also utilizes sales representatives and independent distributors to serve certain territories, and related distribution channels. (See Item 1A. “Risk Factors - The Company may be unable to maintain or increase its sales through the Company's primary distribution channels, which could have a material adverse effect on the Company's business, financial condition and/or results of operations” and "Competition in the cosmetics, hair and beauty care products business could have a material adverse effect on the Company's business, financial condition and/or results of operations.")
United States. Net sales in the U.S. accounted for approximately 53% of the Company's 2014 net sales, which were primarily sold in the mass retail channel. The Company also sells a broad range of beauty products to U.S. Government military exchanges and commissaries. The Company licenses its trademarks to select manufacturers for complementary beauty-related products and accessories that the Company believes have the potential to extend the Company's brand names and image. As of December 31, 2014, seven (7) of such licenses were in effect relating to fifteen (15) product categories, which are marketed principally in the mass retail channel. Pursuant to such licenses, the Company retains strict control over product design and development, product quality, advertising and the use of its trademarks. These licensing arrangements offer opportunities for the Company to generate revenues and cash flow through royalties and renewal fees, some of which are prepaid from time to time.
In the Consumer segment, the Company’s retail merchandisers stock and maintain the Company's point-of-sale wall displays intended to ensure that high-selling SKUs are in stock and to ensure the optimal presentation of the Company's products in retail outlets.
The Company’s products within its Professional segment are sold primarily through wholesale beauty supply distributors in the U.S.
Outside of the United States. Net sales outside the U.S. accounted for approximately 47% of the Company's 2014 net sales. The three countries outside the U.S. with the highest net sales were Spain, Canada and the U.K., which together accounted for approximately 15% of the Company's 2014 net sales. The Company distributes its products within its Consumer segment through the mass retail channel, drug stores and chemist shops, hypermarkets, mass volume retailers, general merchandise stores, department stores and specialty stores, such as perfumeries. The Company’s products within its Professional segment are sold directly to hair and nail salons by the Company's direct sales force in countries where it has operations and through distributors in other countries outside the U.S. At December 31, 2014, the Company actively sold its products through wholly-owned subsidiaries established in 24 countries outside of the U.S. and through a large number of distributors and licensees elsewhere around the world.
Customers
The Company's principal customers for its Consumer segment include large mass volume retailers and chain drug stores, including such well-known retailers as Walmart, Walgreens, CVS and Target in the U.S., Shoppers DrugMart in Canada, A.S. Watson & Co. retail chains in Asia Pacific and Europe and Boots in the U.K. Walmart and its affiliates worldwide accounted for approximately 16% of the Company's 2014 consolidated net sales. The Company's principal customers for its Professional segment include Beauty Systems Group, Salon Centric and TNG Worldwide, as well as individual hair and nail salons and other distributors. As is customary in the industry, none of the Company’s customers is under an obligation to continue purchasing products from the Company in the future. The Company expects that Walmart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company's net sales. (See Item 1A. “Risk Factors -“Economic conditions could have a material adverse effect on the Company's business, financial condition and/or results of operations or on the financial condition of its customers and suppliers” and “The Company depends on a limited number of customers for a large portion of its net sales and the loss of one or more of these customers could reduce the Company’s net sales and have a material adverse effect on the Company’s business, financial condition and/or results of operations.")
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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

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
Patents, Trademarks and Proprietary Technology
The Company considers trademark protection to be very important to its business and the Company’s trademarks are registered in the U.S. and in approximately 150 other countries. Significant trademarks include Revlon, Revlon ColorStay, Revlon Age Defying makeup with Botafirm, Revlon Age Defying with DNA Advantage, Revlon PhotoReady, Revlon Super Lustrous, Revlon ColorBurst, Almay, Almay Smart Shade, SinfulColors, Pure Ice, Mitchum, Charlie, Jean Naté, Revlon ColorSilk, Revlon Professional, Intercosmo, Orofluido, UniqOne, American Crew, Creme of Nature, CND, CND Shellac, CND Vinylux, Gatineau, Ultima II and Natural Honey. The Company regularly renews its trademark registrations in the ordinary course of business.
The Company utilizes certain proprietary and/or patented technologies in the formulation, packaging or manufacture of a number of the Company’s products, including, among others, Revlon ColorStay cosmetics, Revlon PhotoReady makeup, Revlon Age Defying cosmetics, Almay Smart Shade makeup, Almay Intense i-Color eye makeup, Revlon ColorSilk hair color, Mitchum anti-perspirant deodorants, CND Shellac nail color systems and CND Vinylux nail polishes.  The Company considers its proprietary technology and patent protection to be important to its business.
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
Government Regulation
The Company is subject to regulation by the Federal Trade Commission (the "FTC") and the Food and Drug Administration (the "FDA") in the U.S., as well as various other federal, state, local and foreign regulatory authorities, including those in the European Union (the "EU"), Canada and other countries in which the Company operates. The Company’s Oxford, North Carolina and Jacksonville, Florida manufacturing facilities are registered with the FDA as drug manufacturing establishments, permitting the manufacture of cosmetics and other beauty-care products that contain over-the-counter drug ingredients, such as sunscreens and anti-perspirant deodorants in the case of the Oxford, North Carolina facility and anti-dandruff hair-care products in the case of the Jacksonville, Florida facility. Compliance with federal, state, local and foreign laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, a material effect on the Company's capital expenditures, earnings or competitive position. Regulations in the U.S., the EU, Canada and in other countries in which the Company operates that are designed to protect consumers or the environment have an increasing influence on the Company's product claims, ingredients and packaging. (See “Risk Factors - The Company’s products are subject to federal, state and international regulations that could have a material adverse effect on the Company’s business, financial condition and/or results of operations.”)
Industry Segments, Foreign and Domestic Operations
The Company operates in two operating segments, Consumer and Professional, which also comprise its reportable segments. For certain information regarding the Company's segments and foreign and domestic operations, refer to Note 18, “Segment Data and Related Information,” to the Company’s Consolidated Financial Statements in this Form 10-K.
Employees
As of December 31, 2014, the Company employed approximately 5,600 people. As of December 31, 2014, approximately 25% of the Company's employees were covered by collective bargaining agreements. The Company believes that its employee relations are satisfactory.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

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
Products Corporation has a substantial amount of outstanding indebtedness. As of December 31, 2014, the Company’s total indebtedness was $1,875.3 million (or $1,870.5 million net of discounts), primarily including $693.0 million aggregate principal amount outstanding under the Acquisition Term Loan that was executed in 2013 in connection with facilitating the consummation of the Colomer Acquisition, $675.0 million aggregate principal amount outstanding under the 2011 Term Loan and $500.0 million in aggregate principal face amount outstanding of Products Corporation's 5¾% Senior Notes. While the Company achieved net income of $47.3 million and $1.6 million for 2014 and 2013, respectively, if the Company is unable to maintain sustained profitability and free cash flow in future periods, it could adversely affect the Company's operations and Products Corporation's ability to service its debt and/or comply with the financial and/or operating covenants under its various debt instruments.
The Company is subject to the risks normally associated with substantial indebtedness, including the risk that the Company’s operating revenues will be insufficient to meet required payments of principal and interest, and the risk that Products Corporation will be unable to refinance existing indebtedness when it becomes due or, if it is unable to comply with the financial or operating covenants under its debt instruments, to obtain any necessary consents, waivers or amendments or that the terms of any such refinancing and/or consents, waivers or amendments will be less favorable than the current terms of such indebtedness. Products Corporation’s substantial indebtedness could also have the effect of:

•
limiting the Company’s ability to fund (including by obtaining additional financing) the costs and expenses of the execution of the Company’s business strategy (including activities related to continuing the integration of the Colomer business into the Company’s business), future working capital, capital expenditures, advertising, promotional and/or marketing expenses, new product development costs, purchases and reconfigurations of wall displays, acquisitions, acquisition integration costs, investments, restructuring programs and other general corporate requirements;

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
Although agreements governing Products Corporation’s indebtedness, including the Amended Term Loan Agreement and the terms of its third amended and restated revolving credit agreement (together, the "Amended Credit Agreements") and the indenture governing Product Corporation's 5¾% Senior Notes (the "5¾% Senior Notes Indenture"), limit Products Corporation’s ability to borrow additional money, under certain circumstances Products Corporation is allowed to borrow a significant amount of additional money, some of which, in certain circumstances and subject to certain limitations, could be secured indebtedness. To the extent that more debt is added to the Company's current debt levels, the risks described above would increase further.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Products Corporation’s ability to pay the principal amount of its indebtedness depends on many factors.
The 2011 Term Loan under the Amended Term Loan Facility, with $675.0 million aggregate principal amount outstanding, matures in November 2017, and the Acquisition Term Loan under the Amended Term Loan Facility, with $693.0 million aggregate principal amount outstanding, matures on the sixth anniversary of the closing of the Acquisition Term Loan (or October 8, 2019). The Amended Revolving Credit Facility matures on the earlier of August 14, 2018 and 90 days prior to the earliest maturity date of any term loans then outstanding under the Amended Term Loan Facility, but not earlier than June 16, 2016. The 5¾% Senior Notes mature in February 2021. Products Corporation currently anticipates that, in order to pay the principal amount of its outstanding indebtedness upon the occurrence of any event of default, to repurchase its 5¾% Senior Notes if a change of control occurs, or in the event that Products Corporation’s cash flows from operations are insufficient to allow it to pay the principal amount of its indebtedness at maturity, the Company may be required to refinance Products Corporation’s indebtedness, seek to sell assets or operations, seek to sell additional debt securities of Products Corporation or seek additional capital contributions or loans from MacAndrews & Forbes, Revlon, Inc. or from the Company’s other affiliates and/or third parties. The Company may be unable to take any of these actions, because of a variety of commercial or market factors or constraints in Products Corporation’s debt instruments, including, for example, market conditions being unfavorable for an equity or debt issuance, additional capital contributions or loans not being available from affiliates and/or third parties, or that the transactions may not be permitted under the terms of the various debt instruments then in effect, such as due to restrictions on the incurrence of debt, incurrence of liens, asset dispositions and/or related party transactions. Such actions, if ever taken, may not enable the Company to satisfy its cash requirements or enable Products Corporation to comply with the financial covenants under the Amended Credit Agreements if the actions do not result in sufficient savings or generate a sufficient amount of additional capital, as the case may be.
None of the Company’s affiliates are required to make any capital contributions, loans or other payments to Products Corporation regarding its obligations on its indebtedness. Products Corporation may not be able to pay the principal amount of its indebtedness using any of the above actions because, under certain circumstances, the 5¾% Senior Notes Indenture or any of its other debt instruments (including the Amended Credit Agreements) or the debt instruments of Products Corporation’s subsidiaries then in effect may not permit the Company to take such actions. (See "Restrictions and covenants in Products Corporation’s debt agreements limit its ability to take certain actions and impose consequences in the event of failure to comply").
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
Agreements governing Products Corporation’s outstanding indebtedness, including the Amended Credit Agreements and the 5¾% Senior Notes Indenture, contain a number of significant restrictions and covenants that limit Products Corporation’s ability (subject in each case to limited exceptions) to, among other things:

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
In addition, the Amended Credit Agreements contain financial covenants limiting Products Corporation’s first-lien senior secured debt-to-EBITDA ratio (in the case of the Amended Term Loan Agreement) and, under certain circumstances, requiring Products Corporation to maintain a minimum consolidated fixed charge coverage ratio (in the case of the Amended Revolving Credit Agreement). These covenants affect Products Corporation’s operating flexibility by, among other things, restricting its ability to incur expenses and indebtedness that could otherwise be used to fund the costs of executing the Company’s business strategy (including activities related to continuing the integration of the Colomer business into the Company’s business and other restructuring activities) and to grow the Company’s business, as well as to fund general corporate purposes.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

A breach of the Amended Credit Agreements would permit Products Corporation’s lenders to accelerate amounts outstanding under the Amended Credit Agreements, which would in turn constitute an event of default under the 5¾% Senior Notes Indenture, if the amount accelerated exceeds $25.0 million and such default remains uncured for 10 days following notice from the trustee for the 5¾% Senior Notes Indenture or the holders of at least 30% of the outstanding principal amount of the 5¾% Senior Notes. In addition, holders of Products Corporation’s outstanding 5¾% Senior Notes may require Products Corporation to repurchase their respective notes in the event of a change of control under the 5¾% Senior Notes Indenture. Products Corporation may not have sufficient funds at the time of any such breach of any such covenant or change of control to repay in full the borrowings under the Amended Credit Agreements or to repurchase or redeem its outstanding 5¾% Senior Notes.
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
In the event that Products Corporation is unable to obtain any such waiver or amendment, Products Corporation's inability to meet the financial covenants or other provisions of the Amended Credit Agreements would constitute an event of default under its Amended Credit Agreements, which would permit the bank lenders to accelerate the Amended Credit Agreements and would constitute an event of default under the 5¾% Senior Notes Indenture if the amount accelerated exceeds $25.0 million and such default remains uncured for 10 days following notice from the trustee for the 5¾% Senior Notes Indenture or the holders of at least 30% of the outstanding principal amount of the 5¾% Senior Notes.
Products Corporation’s assets and/or cash flow and/or that of Products Corporation’s subsidiaries may not be sufficient to fully repay borrowings under its outstanding debt instruments, either upon maturity or if accelerated upon an event of default, and if Products Corporation is required to repurchase its outstanding 5¾% Senior Notes or repay the Amended Credit Agreements upon a change of control, Products Corporation may be unable to refinance or restructure the payments on such debt. Further, if Products Corporation is unable to repay, refinance or restructure its indebtedness under the Amended Credit Agreements the lenders, subject to certain conditions and limitations as set forth in the third amended and restated intercreditor agreement, could proceed against the collateral securing that indebtedness.
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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

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
At December 31, 2014, the aggregate principal amount outstanding under the Acquisition Term Loan and the 2011 Term Loan was $693.0 million and $675.0 million, respectively, with the Company having a liquidity position of $435.7 million, consisting of unrestricted cash and cash equivalents (net of any outstanding checks) of $269.7 million, as well as $166.0 million in available borrowings under the Amended Revolving Credit Facility, based upon the calculated borrowing base less $9.0 million of undrawn outstanding letters of credit and nil then drawn under the Amended Revolving Credit Facility at such date.
The Amended Revolving Credit Facility is syndicated to a group of banks and financial institutions. Each bank is responsible to lend its portion of the $175.0 million commitment if and when Products Corporation seeks to draw under the Amended Revolving Credit Facility. The lenders may assign their commitments to other banks and financial institutions in certain cases without prior notice to Products Corporation. If a lender is unable to meet its lending commitment, then the other lenders under the Amended Revolving Credit Facility have the right, but not the obligation, to lend additional funds to make up for the defaulting lender’s commitment, if any. Products Corporation has never had any of its lenders under the Amended Revolving Credit Facility fail to fulfill their lending commitment. Based on information available to the Company, the Company has no reason to believe that any of the lenders under the Amended Revolving Credit Facility would be unable to fulfill their commitments to lend under the Amended Revolving Credit Facility as of December 31, 2014. However, it is possible that economic conditions and potential volatility in the financial markets, among other factors, could impact the liquidity and financial condition of certain banks and financial institutions. If one or more lenders under the Amended Revolving Credit Facility were unable to fulfill their commitment to lend, such inability would impact the Company's liquidity and, depending upon the amount involved and the Company's liquidity requirements, could have an adverse effect on the Company's ability to fund its operations, which could have a material adverse effect on the Company's business, financial condition and/or results of operations.
A substantial portion of Products Corporation's indebtedness is subject to floating interest rates.
A substantial portion of Products Corporation's indebtedness is subject to floating interest rates, which makes the Company more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates or a downturn in the Company's business. As of December 31, 2014, $1,372.8 million of Products Corporation's total indebtedness (or $1,368.0 million net of discounts), or approximately 73% of Products Corporation's total indebtedness, was subject to floating interest rates.
Under the Amended Term Loan Agreement, as of December 31, 2014 the $693.0 million in aggregate principal amount outstanding under the Acquisition Term Loan and the $675.0 million in aggregate principal amount outstanding under the 2011 Term Loan bear interest, at Products Corporation's option, at either the Eurodollar Rate (as defined in the Amended Term Loan Agreement) plus 2.5% and 3.0% per annum, respectively (provided that in no event shall the Eurodollar Rate (which is based upon LIBOR) be less than 0.75% and 1.0% per annum, respectively), or the Alternate Base Rate (as defined in the Amended Term Loan Agreement) plus 1.5% and 2.0% per annum, respectively, which Alternate Base Rate is based on the greater of Citibank, N.A.’s announced base rate and the U.S. federal funds rate plus 0.5% (provided that in no event shall the Alternative Base Rate be less than 1.75% and 2.0% per annum, respectively).
In November 2013, Products Corporation entered into a forward-starting interest rate swap in a single derivative with a notional amount of $400.0 million in respect of indebtedness under the Acquisition Term Loan for a 3-year period beginning in May 2015 (the "2013 Interest Rate Swap"). Under the terms of the 2013 Interest Rate Swap, Products Corporation will be required to pay to the counterparty a quarterly fixed interest rate of 2.0709% on the $400.0 million notional amount, while receiving variable interest rate payments from the counterparty equal to the 3-month U.S. dollar LIBOR, with a LIBOR floor of 1.00% (which effectively fixes the interest rate on such notional amount at 5.0709% over the 3-year term of the 2013 Interest Rate Swap). While Products Corporation may enter into other interest hedging contracts, it may not be able to do so on a cost-effective basis, and any hedging transactions that Products Corporation enters into may not achieve their intended purpose and shifts in interest rates may have a material adverse effect on the Company’s business, financial condition and/or results of operations.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

At December 31, 2014, the Eurodollar Rate, LIBOR and the Alternate Base Rate for the Acquisition Term Loan and the 2011 Term Loan were as follows:

	Eurodollar Rate	LIBOR	Alternate Base Rate
Acquisition Term Loan	1.00%	0.26%	3.25%
2011 Term Loan	0.75%	0.26%	3.25%
Pursuant to the 2013 Interest Rate Swap, the LIBOR portion of the interest rate on $400.0 million of outstanding indebtedness under the Acquisition Term Loan is effectively fixed at 5.0709% beginning in May 2015 through May 2018. Borrowings under the Amended Revolving Credit Facility (other than loans in foreign currencies) bear interest at a rate equal to, at Products Corporation's option, either (i) the Eurodollar Rate plus the applicable margin set forth in the grid below, or (ii) the Alternate Base Rate (as defined in the Amended Revolving Credit Agreement) plus the applicable margin set forth in the grid below:

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
If any of LIBOR, Euribor, the base rate, the U.S. federal funds rate or such equivalent local currency rate increases, Products Corporation's debt service costs will increase to the extent that Products Corporation has elected such rates for its outstanding loans. Based on the amounts outstanding under the Amended Credit Agreements, and other short-term borrowings (which, in the aggregate, are Products Corporation’s only debt currently subject to floating interest rates) as of December 31, 2014, an increase in LIBOR and Euribor of 1% would increase the Company’s annual interest expense by $13.9 million. Increased debt service costs would adversely affect the Company's cash flow.
The Company depends on its Oxford, North Carolina facility for production of a substantial portion of its products within the Consumer segment. Disruptions at this facility, and/or at other Company or third party facilities at which the Company's products are manufactured for both its Consumer and Professional segments, could have a material adverse effect on the Company's business, financial condition and/or results of operations.
The Company produces a substantial portion of its products at its Oxford, North Carolina facility. Significant unscheduled downtime at this facility, or at other Company facilities, including those that the Company recently acquired within the Professional segment, and/or third party facilities at which the Company's products are manufactured, whether due to equipment breakdowns, power failures, natural disasters, weather conditions hampering delivery schedules or other disruptions, including those caused by transitioning manufacturing across these facilities, or any other cause could have a material adverse effect on the Company's ability to provide products to its customers, which could have a material adverse effect on the Company's sales, business, financial condition and/or results of operations. Additionally, if product sales exceed forecasts or production, the Company could, from time to time, not have an adequate supply of products to meet customer demands, which could cause the Company to lose sales.
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

•
the Company's advertising, promotional and/or marketing strategies for its new products may be less effective than planned and may fail to effectively reach the targeted consumer base or engender the desired consumption;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

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

•
the Company may incur costs exceeding its expectations as a result of the continued development and launch of new products, including, for example, advertising, promotional and/or marketing expenses, sales return expenses or other costs related to launching new products;

•
the Company may experience a decrease in sales of certain of the Company's existing products as a result of newly-launched products, the impact of which could be exacerbated by shelf space limitations and/or any shelf space loss. (See Item 1A. Risk Factors -"Competition in the cosmetics, hair and beauty care products business could have a material adverse effect on the Company's business, financial condition and/or results of operations.")

•	the Company's product pricing strategies for new product launches may not be accepted by its customers and/or its consumers, which may result in the Company's sales being less than it anticipates;

•	the Company may experience a decrease in sales of certain of the Company's products as a result of counterfeit products and/or products sold outside of their intended territories; and

•
any delays or difficulties impacting the Company's ability, or the ability of the Company's suppliers, to timely manufacture, distribute and ship products, displays or display walls in connection with launching new products, such as due to inclement weather conditions or those delays or difficulties discussed under Item 1A. Risk Factors - "The Company depends on its Oxford, North Carolina facility for production of a substantial portion of the Company's products within the Consumer segment. Disruptions at this facility, and/or at other Company or third party facilities at which the Company's products are manufactured for both its Consumer and Professional segments, could affect the Company's business, financial condition and/or results of operations,” could have a material adverse effect on the Company's ability to ship and deliver products to meet its customers’ reset deadlines.

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
The Company currently expects that operating revenues, cash on hand, and funds available for borrowing under the Amended Revolving Credit Agreement and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2015, including cash requirements for the payment of expenses in connection with the execution of the Company's business strategy and its advertising, promotional and/or marketing plans, integration costs related to the Colomer Acquisition, purchases of permanent wall displays, capital expenditure requirements, debt service payments and costs, tax payments, pension and post-retirement plan contributions, payments in connection with the Company's restructuring programs, severance not otherwise included in the Company's restructuring programs and debt and/or equity repurchases, if any.
If the Company's anticipated level of revenue is not achieved, however, because of, for example, decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products; adverse changes in currency exchange rates, currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company's competitors; changes in consumer purchasing habits, including with respect to shopping channels; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; changes in pricing or promotional strategies by the Company's customers; less than anticipated results from the Company's existing or new products or from its advertising, promotional and/or marketing plans; or if the Company's expenses, including, without limitation, for pension expense under its benefit plans, integration costs related to the Colomer Acquisition, advertising, promotional or marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company's current sources of funds may be insufficient to meet its cash requirements. In addition, such developments, if significant, could reduce the Company's revenues and could have a material adverse effect on Products Corporation's ability to comply with certain financial covenants under the Amended Credit Agreements.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

If the Company's operating revenues, cash on hand and/or funds available for borrowing are insufficient to cover the Company's expenses or are insufficient to enable Products Corporation to comply with the financial covenants under the Amended Credit Agreements, the Company could be required to adopt one or more of the alternatives listed below:

•
delaying the implementation of or revising certain aspects of the Company's business strategy (including activities related to continuing the integration of the Colomer business into the Company’s business);

•	reducing or delaying purchases of wall displays and/or expenses related to the Company's advertising, promotional and/or marketing activities;

•	reducing or delaying capital spending;

•	implementing new restructuring programs;

•	refinancing Products Corporation's indebtedness;

•	selling assets or operations;

•	seeking additional capital contributions and/or loans from MacAndrews & Forbes, Revlon, Inc., the Company's other affiliates and/or third parties;

•	selling additional debt securities of Products Corporation; or

•	reducing other discretionary spending.
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
Such actions, if ever taken, may not enable the Company to satisfy its cash requirements or enable Products Corporation to comply with the financial covenants under its Amended Credit Agreements if the actions do not result in sufficient savings or generate a sufficient amount of additional capital, as the case may be. (See Item 1A. Risk Factors - “Restrictions and covenants in Products Corporation's debt agreements limit its ability to take certain actions and impose consequences in the event of failure to comply,” which discusses, among other things, the consequences of noncompliance with Products Corporation's credit agreement covenants).
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
Walmart and its affiliates worldwide accounted for approximately 16%, 20% and 22% of the Company’s worldwide net sales for 2014, 2013 and 2012, respectively. The Company expects that, for future periods, Walmart and a small number of other customers in the Consumer and Professional segments will, in the aggregate, continue to account for a large portion of the Company's net sales. These customers have demanded, and may continue to demand, increased service and other accommodations. The Company may be affected by changes in the policies and demands of its customers relating to service levels, inventory de-stocking, pricing and promotional strategies or limitations on access to wall display space. As is customary in the consumer products industry, none of the Company's customers is under an obligation to continue purchasing products from the Company in the future.
The loss of Walmart or one or more of the Company's other customers that may account for a significant portion of the Company's net sales, or any significant decrease in sales to these customers, including as a result of consolidation among the

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

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
Declines in the U.S. and global financial markets could result in significant declines in the Company's pension plan assets and result in increased pension expense and cash contributions to the Company's pension plans. Interest rate levels will affect the discount rate used to value the Company's year-end pension benefit obligations. One or more of these factors, individually or taken together, could impact future required cash contributions to the Company's pension plans and pension expense. Any one or more of these conditions could reduce the Company's available liquidity, which could have a material adverse effect on the Company's business, financial condition and/or results of operations.
The Company may be unable to maintain or increase its sales through the Company's primary distribution channels, which could have a material adverse effect on the Company's business, financial condition and/or results of operations.
A decrease in consumer demand in the U.S. and internationally for beauty care products, inventory management by the Company's customers, changes in pricing or promotional strategies by the Company's customers (such as the development and/or expansion of their own private label brands), a reduction in display space by the Company's customers and/or a change in consumers’ purchasing habits, such as by buying more cosmetics and beauty care products in channels in which the Company does not currently compete (such as prestige and department stores, television shopping, door-to-door, specialty stores, the internet, perfumeries and other distribution outlets, which combine to account for a significant amount of beauty care sales), could impact sales of the Company's products, which could reduce the Company's net sales and which could have a material adverse effect on the Company's business, financial condition and/or results of operations.
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
Additionally, the Company's major customers periodically assess the allocation of display space among competitors and in the course of doing so could elect to reduce the display space allocated to the Company's products, if, for example, the Company's marketing strategies for its new and/or existing products are less effective than planned, fail to effectively reach the targeted

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

consumer base, fail to engender the desired consumption and/or fail to sustain productive levels of consumption dollar share; and/or the rate of purchases by the Company's consumers are not as high as the Company anticipates. Within the Company’s Consumer segment, among the factors used by the Company’s major customers in assessing the allocation of display space is a brand’s share of the color cosmetics category in the U.S. mass retail channel. The Company's color cosmetics brands have experienced, over time, year-over-year share declines in its color cosmetics brands in the U.S. mass retail channel and it is possible that the Company may continue to experience further share declines. Further declines in the Company's share in the U.S. mass retail channel could, among other things, contribute to a loss of display space and/or decreased revenues. Any significant loss of display space could have a material adverse effect on the Company's business, financial condition and/or results of operations.
The Company's foreign operations are subject to a variety of social, political and economic risks and have been, and are expected to continue to be, affected by foreign currency fluctuations, currency controls and/or government-mandated pricing controls, which could have a material adverse effect on the Company's business, financial condition and/or results of operations and the value of its foreign assets.
As of December 31, 2014, the Company had operations based in 24 foreign countries and its products were sold in approximately 150 countries. The Company is exposed to risks associated with social, political and economic conditions, including inflation, inherent in operating in foreign countries, including those in Asia (including Japan), Australia, Eastern Europe, South America (including Venezuela and Argentina) and South Africa, which could have a material adverse effect on the Company's business, financial condition and/or results of operations. Such risks arise from laws and policies that govern foreign investment in countries where the Company has operations, hyperinflation, currency devaluation, currency controls, government-mandated pricing controls, currency remittance restrictions, changes in consumer purchasing habits (including as to shopping channels), as well as, to a lesser extent, changes in U.S. laws and regulations relating to foreign trade and investment.
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
Currency restrictions enacted by the Venezuelan government, which began in 2003, have impacted the ability of Revlon Venezuela to obtain U.S. Dollars in exchange for local currency at the official foreign exchange rates. Revlon Venezuela accounted for approximately 1% of the Company's net sales for each of 2014 and 2013 and 2% of the Company's net sales for 2012.
Effective January 1, 2010, Venezuela was designated as a highly inflationary economy under U.S. GAAP and as a result of that hyperinflationary designation and the devaluation of Venezuela's currency, the Company's results of operations in 2010 were adversely impacted. As a result, through 2012, the Company used alternative foreign currency markets with less favorable exchange rates to access U.S. Dollars for Revlon Venezuela, which also adversely impacted the Company's results of operations. Throughout 2013, the Company imported certain products at a rate of 6.3 Bolivars per U.S. Dollar, which represented the Venezuela foreign exchange commission's Official Rate. In March 2014, a parallel foreign currency exchange system, SICAD II, started functioning which allows companies to apply for the purchase of foreign currency and foreign currency denominated securities for any legal use or purpose. During 2014, SICAD II has had an average transaction rate to the Company of approximately 53 Bolivars per U.S. Dollar (the "SICAD II Rate").
Throughout 2014, the Company exchanged Bolivars for U.S. Dollars to the extent permitted through the various foreign currency markets available to the Company based on its ability to participate in those markets. Prior to June 30, 2014, the Company utilized the Official Rate of 6.3 Bolivars per U.S. Dollar. Following a consideration of the Company's specific facts and circumstances, which included its legal ability and intent to participate in the SICAD II exchange market to import finished goods into Venezuela, the Company determined that it was appropriate to utilize the SICAD II Rate of 53 Bolivars per U.S. Dollar to translate Revlon Venezuela’s financial statements beginning on June 30, 2014. As a result, the Company recorded a foreign currency loss of $6.0 million in the second quarter of 2014 related to the required re-measurement of Revlon Venezuela’s monetary assets and liabilities. For the year ended December 31, 2014, the change to the SICAD II Rate of 53 Bolivars per U.S. Dollar, as compared to the 6.3 Official Rate, has had the impact of reducing the Company's consolidated net sales by $16.2 million and reducing the Company's consolidated operating income by $8.4 million.
The Company's net sales outside of the U.S. for each of 2014, 2013 and 2012 were approximately 47%, 44% and 43% of the Company's total consolidated net sales, respectively. Fluctuations in foreign currency exchange rates have adversely affected and may continue to adversely affect the Company's results of operations and the value of the Company's foreign assets in 2015, which in turn could cause a material adverse effect on the Company's reported net sales and earnings and the comparability of period-to-period results of operations.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Products Corporation enters into foreign currency forward exchange contracts to hedge certain net cash flows denominated in foreign currencies. The foreign currency forward exchange contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in foreign currencies and generally have maturities of less than one year. At December 31, 2014, the notional amount of Products Corporation's foreign currency forward exchange contracts was $7.6 million. The foreign currency forward exchange contracts that Products Corporation enters into may not adequately protect against foreign currency fluctuations.
Terrorist attacks, acts of war or military actions and/or other civil unrest may adversely affect the territories in which the Company operates and the Company's business, financial condition and/or results of operations.
On September 11, 2001, the U.S. was the target of terrorist attacks of unprecedented scope. These attacks contributed to major instability in the U.S. and other financial markets and reduced consumer confidence. These terrorist attacks, as well as terrorist attacks such as those that have occurred in Paris, France, Benghazi, Libya, Madrid, Spain and London, England, attempted terrorist attacks, military responses to terrorist attacks, other military actions and/or civil unrest such as that recently occurring in the Ukraine, Venezuela, Syria, Iraq and surrounding areas, may adversely affect prevailing economic conditions, resulting in work stoppages, reduced consumer spending and/or reduced demand for the Company's products. These developments subject the Company's worldwide operations to increased risks and, depending on their magnitude, could reduce net sales and therefore could have a material adverse effect on the Company's business, financial condition and/or results of operations.
The Company's products are subject to federal, state and international regulations that could have a material adverse effect on the Company's business, financial condition and/or results of operations.
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
The operation of the Company's business depends on the Company's information technology systems. The Company relies on its information technology systems to effectively manage, among other things, the Company's business data, communications, supply chain, inventory management, customer order entry and order fulfillment, processing transactions, summarizing and reporting results of operations, human resources benefits and payroll management, compliance with regulatory, legal and tax requirements and other processes and data necessary to manage the Company's business. The failure of the Company's information technology systems, including any failure of the Company's current systems and/or as a result of transitioning to additional or replacement information technology systems, as the case may be, to perform as the Company anticipates could disrupt the Company's business and could result in, among other things, transaction errors, processing inefficiencies, loss of data and the loss of sales and customers, which could cause the Company's business, financial condition and/or results of operations to suffer. In addition, the Company's information technology systems may be vulnerable to damage or interruption from circumstances beyond the Company's control, including, without limitation, fire, natural disasters, power outages, systems failure, system conversions, security breaches, cyber-attacks, viruses and/or human error. In any such event, the Company could be required to make a significant investment to fix or replace its information technology systems, and the Company could experience interruptions in its ability to service its customers. Any such damage or interruption could have a material adverse effect on the Company's business, financial condition and/or results of operations.
The Company is currently implementing a company-wide SAP enterprise resource planning (“ERP”) system. The Company's anticipated implementation of this SAP ERP system may not result in improvements that outweigh its costs and may disrupt the Company's operations. This system implementation subjects the Company to substantial costs, the majority of which are capital expenditures, and inherent risks associated with migrating from the Company's legacy systems. These costs and risks could include, but are not limited to:

•	inability to fill customer orders accurately or on a timely basis, or at all;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

•	inability to process payments to vendors accurately or in a timely manner;

•	disruption of the Company's internal control structure;

•	inability to fulfill the Company's SEC or other governmental reporting requirements in a timely or accurate manner;

•	inability to fulfill federal, state and local tax filing requirements in a timely or accurate manner;

•	increased demands on management and staff time to the detriment of other corporate initiatives; and

•	significant capital and operating expenditures.
If the Company is unable to successfully plan, design or implement this new SAP ERP system, in whole or in part, or experience unanticipated difficulties or delays in doing so, it could have a material adverse effect on the Company's business, financial condition and/or results of operations.
The illegal distribution and sale by third parties of counterfeit versions of the Company’s products or the unauthorized diversion by third parties of the Company’s products could have an adverse effect on the Company’s revenues and a negative impact on the Company’s reputation and business.
Third parties may illegally distribute and sell counterfeit versions of the Company’s products. These counterfeit products may be inferior in terms of quality and other characteristics compared to the Company’s authentic products and/or the counterfeit products could pose safety risks that the Company’s authentic products would not otherwise present to consumers. Consumers could confuse counterfeit products with the Company’s authentic products, which could damage or diminish the image, reputation and/or value of the Company’s brands and cause consumers to refrain from purchasing the Company’s products in the future, which could adversely affect the Company’s revenues and have a negative impact on the Company’s reputation.
A substantial portion of the products that the Company sells under its Professional segment are sold to professional salon distributors and/or wholesalers. Products sold in these channels are meant to be used exclusively by salons and individual salon professionals or are sold exclusively to the retail consumers of these salons. Despite the Company’s efforts to prevent diversion of such products from these distribution channels, incidents have occurred and continue to occur whereby the Company’s products are sold to sales outlets other than the intended salons and salon professionals, such as to general merchandise retailers or unapproved outlets. In some instances, these diverted products may be old, damaged or otherwise adulterated, which could damage or diminish the image, reputation and/or value of the Company’s brands. In addition, such diversion may result in lower net sales of the Company’s products if consumers choose to purchase diverted products and/or or choose to purchase products manufactured or sold by the Company’s competitors because of any perceived damage or diminishment to the image, reputation and/or value of the Company’s brands.
The Company believes that its trademarks, patents and other intellectual property rights are extremely important to the Company’s success and its competitive position. The Company devotes significant resources to registering and protecting its intellectual property rights and maintaining the positive image of its brands. The Company’s trademark and patent applications may fail to result in issued registrations or provide the scope of coverage sought. Unplanned increases in legal fees and other costs associated with enforcing and/or defending the Company’s trademarks, patents and/or other intellectual property rights could result in higher than expected operating expenses. The Company has been unable to eliminate, and may in the future be unable to eliminate, all counterfeiting activities, unauthorized product diversion and infringement of its trademarks, patents and/or other intellectual property, any of which could adversely affect the Company’s revenues and have a negative impact on the Company’s reputation.
The Company’s success largely depends upon its ability to attract, hire and retain its senior management team, other key employees and a highly skilled and diverse workforce, as well as effectively implement succession planning for its senior management team, and, as such, the Company’s inability to do so could adversely affect the Company’s business, financial condition and/or results of operations.
The continued execution of the Company's business strategy largely depends on the Company’s ability to attract, hire and retain its senior management team, other key employees and a highly skilled and diverse workforce, as well as effectively implement succession planning for its senior management team. Unexpected levels of employee turnover or the Company’s failure to maintain an adequate succession plan to effectively transition current management leadership positions and/or the Company’s failure to attract, hire and retain its senior management team, other key employees and a highly skilled and diverse workforce could adversely affect the Company’s institutional knowledge base and/or competitive advantage. If the Company is unable to attract, hire and/or retain talented and highly qualified senior management, other key employees and/or a highly skilled and diverse workforce, or if the Company is unable to effectively provide for the succession of its senior management team, it could adversely affect the Company’s business, financial condition and/or results of operations.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Shares of Revlon, Inc. Class A Common Stock and Products Corporation's capital stock are pledged to secure various of Revlon, Inc.'s and/or other of the Company's affiliates’ obligations and foreclosure upon these shares or dispositions of shares could result in the acceleration of debt under Products Corporation's Amended Credit Agreements and Products Corporation's 5¾% Senior Notes Indenture and could have other consequences.
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
A foreclosure upon any such shares of common stock or dispositions of shares of Revlon, Inc.’s Class A Common Stock, Products Corporation's common stock or stock of intermediate holding companies between Revlon, Inc. and MacAndrews & Forbes which are beneficially owned by MacAndrews & Forbes could, in a sufficient amount, constitute a “change of control” under the Amended Credit Agreements and the 5¾% Senior Notes Indenture. A change of control constitutes an event of default under the Amended Credit Agreements which would permit Products Corporation's lenders to accelerate amounts outstanding under such facilities. In addition, holders of the 5¾% Senior Notes may require Products Corporation to repurchase their respective 5¾% Senior Notes under those circumstances.
Products Corporation may not have sufficient funds at the time of any such change of control to repay in full the borrowings under the Amended Credit Facilities and/or to repurchase or redeem the 5¾% Senior Notes. (See “- The Company's ability to service its debt and meet its cash requirements depends on many factors, including achieving anticipated levels of revenue and expenses. If such revenue or expense levels prove to be other than as anticipated, the Company may be unable to meet its cash requirements or Products Corporation may be unable to meet the requirements of the financial covenants under the Amended Credit Agreements which could have a material adverse effect on the Company's business, financial condition and/or results of operations.”)
MacAndrews & Forbes has the power to direct and control the Company's business.
MacAndrews & Forbes is wholly-owned by Ronald O. Perelman. Mr. Perelman, through MacAndrews & Forbes, beneficially owned approximately 78% of Revlon, Inc.'s outstanding Class A Common Stock on December 31, 2014. As a result, MacAndrews & Forbes is able to control the election of the entire Board of Directors of Revlon, Inc. and of Products Corporation's Board of Directors (as it is a wholly owned subsidiary of Revlon, Inc.) and controls the vote on all matters submitted to a vote of Revlon, Inc.’s and Products Corporation's stockholders, including the approval of mergers, consolidations, sales of some, substantially all or all of the Company's assets, issuances of capital stock and similar transactions.
The Company may not be able to efficiently integrate Colomer into the Company’s ongoing business operations, which may result in the Company’s inability to fully realize the intended benefits of the Colomer Acquisition, or may disrupt the Company's current operations, which could have a material adverse effect on the Company’s business, financial position and/or results of operations.
The Company is in the process of integrating the operations of Colomer into the Company’s business and expects to achieve approximately $30.0 million to $35.0 million of annualized cost reductions by the end of 2015, at a cost of approximately $50.0 million in the aggregate through 2015. The ongoing process of continuing to integrate Colomer into the Company's business involves complex operational, technological and personnel-related challenges, which are time-consuming and expensive and may disrupt the Company's ongoing core business operations. These integration activities involve a number of risks, including, but not limited to:

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

•	possible tax costs or inefficiencies associated with integrating the operations of the combined company.
These factors could cause the Company to not fully realize the anticipated financial and/or strategic benefits of the Colomer Acquisition, which could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table sets forth, as of December 31, 2014, the Company's major manufacturing, research and warehouse/distribution facilities by the segment that each primarily operates in, all of which are owned, except where otherwise noted.

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

In addition to the facilities described above, the Company owns and leases additional facilities in various areas throughout the world, including the lease for the Company's executive offices in New York, New York (approximately 91,000 square feet) and in Cornella, Spain (approximately 107,000 square feet). Management considers the Company's facilities to be well-maintained and satisfactory for the Company's operations, and believes that the Company's facilities and third party contractual supplier arrangements provide sufficient capacity for its current and expected production requirements.

Item 3. Legal Proceedings

The Company is involved in various routine legal proceedings incidental to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on the Company’s business, financial condition and/or its results of operations. However, in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period. (See Note 19, "Commitments and Contingencies" to the Consolidated Financial Statements in this Form 10-K, for further discussion.)

Item 4. Mine and Safety Disclosures
Not applicable.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Revlon, Inc. beneficially owns all of the 5,260 outstanding shares of Products Corporation's common stock, with a par value of $1.00 per share. MacAndrews & Forbes, which is wholly-owned by Ronald O. Perelman, at December 31, 2014 beneficially owned 40,669,640 shares of Revlon, Inc.’s Class A Common Stock, with a par value of $0.01 per share (the “Class A Common Stock”) (28,389,938 shares of which were beneficially owned by MacAndrews & Forbes, 7,718,092 shares of which were owned by a holding company, RCH Holdings One Inc. (of which each of Mr. Perelman and The Ronald O. Perelman 2008 Trust owns 50% of the shares), and 4,561,610 shares of which were beneficially owned by a family member of Mr. Perelman with respect to which shares MacAndrews & Forbes holds a voting proxy).
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
In October 2009, Revlon, Inc. issued to stockholders who participated in the 2009 Exchange Offer 9,336,905 shares of Series A Preferred Stock, with a par value of $0.01 per share (the "Series A Preferred Stock"). On October 8, 2013, Revlon, Inc. consummated the mandatory redemption of the Series A Preferred Stock in accordance with such preferred stock's certificate of designation and paid such holders $48.6 million, which represented the $5.21 liquidation preference for each of the outstanding 9,336,905 shares of Series A Preferred Stock.
As a result of the above-referenced conversion and redemption transactions, Revlon, Inc.’s only class of capital stock outstanding at December 31, 2014 is its Class A Common Stock.
At December 31, 2014, Mr. Perelman, directly and indirectly, through MacAndrews & Forbes, beneficially owned approximately 78% of the issued and outstanding shares of Revlon, Inc.'s Class A Common Stock, which represented approximately 78% of the voting power of Revlon, Inc.’s voting capital stock. The remaining 11,704,830 shares of Class A Common Stock issued and outstanding at December 31, 2014 were owned by the public.
There is no established market for Products Corporation's common stock, as all 5,260 outstanding shares of Products Corporation's common stock were held by Revlon, Inc. as of December 31, 2014. No cash dividends were declared or paid during 2014 by Products Corporation to Revlon, Inc. or by Revlon, Inc. on its Class A Common Stock. The terms of the Amended Credit Agreements and the 5¾% Senior Notes Indenture currently restrict Products Corporation’s ability to pay dividends or make distributions to Revlon, Inc., except in limited circumstances.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Item 6. Selected Financial Data
The Consolidated Statements of Income Data for each of the years in the five-year period ended December 31, 2014 and the Consolidated Balance Sheet Data as of December 31, 2014, 2013, 2012, 2011 and 2010 are derived from the Company’s Consolidated Financial Statements, which have been audited by an independent registered public accounting firm. The results of the operations related to the Colomer Acquisition are included beginning on October 9, 2013. The results of the operations related to the Pure Ice and SinfulColors acquisitions are included beginning on July 2, 2012 and March 17, 2011, respectively. The Selected Consolidated Financial Data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended December 31,
	(in millions)
Statement of Income Data:	2014(a)	2013(b)	2012(c)	2011(d)	2010(e)
Net sales	$1,941.0	$1,494.7	$1,396.4	$1,347.5	$1,295.8
Gross profit	1,272.7	949.6	902.6	866.3	848.5
Selling, general and administrative expenses	999.7	723.6	663.3	652.8	642.7
Acquisition and integration costs	6.4	25.4	—	—	—
Restructuring charges and other, net	21.3	3.5	20.5	—	(0.3)
Operating income	245.3	197.1	218.8	213.5	206.1
Interest expense	84.4	78.6	85.3	91.1	96.7
Amortization of debt issuance costs	5.5	3.5	3.4	3.7	4.5
Loss on early extinguishment of debt, net	2.0	29.7	—	11.2	9.7
Foreign currency losses, net	25.0	3.7	2.8	4.7	6.4
Provision for (benefit from) income taxes	81.2	48.6	44.8	35.4	(235.3)
Income from continuing operations, net of taxes	46.0	32.0	81.3	65.8	322.9
(Loss) income from discontinued operations, net of taxes	1.3	(30.4)	(10.1)	(1.8)	1.4
Net income	47.3	1.6	71.2	64.0	324.3

	Year Ended December 31,
	(in millions)
Balance Sheet Data:	2014(a)	2013(b)	2012(c)	2011(d)	2010(e)
Total current assets	$879.2	$893.8	$616.0	$581.9	$527.6
Total non-current assets	1,152.0	1,203.0	681.7	624.2	592.8
Total assets	$2,031.2	$2,096.8	$1,297.7	$1,206.1	$1,120.4

Total current liabilities(f)	$464.9	$552.6	$441.6	$332.9	$312.4
Total other non-current liabilities	2,123.3	2,060.7	1,432.8	1,514.8	1,465.1
Total liabilities	$2,588.2	$2,613.3	$1,874.4	$1,847.7	$1,777.5

Total indebtedness	$1,870.5	$1,935.6	$1,220.9	$1,227.9	$1,219.6
Total stockholder's deficiency	(557.0)	(516.5)	(576.7)	(641.6)	(657.1)

(a)
Results from continuing operations for 2014 include: (1) $21.3 million in restructuring charges and other, net, primarily related to the Integration Program (See Note 3, “Restructuring Charges” to the Consolidated Financial Statements in this Form 10-K); (2) $6.4 million of acquisition and integration costs related to the Colomer Acquisition; and (3) a $6.0 million foreign currency loss recognized in the second quarter of 2014 as a result of the re-measurement of Revlon Venezuela’s monetary assets and liabilities (See Note 1, “Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements in this Form 10-K).

(b)
Results from continuing operations for 2013 include: (1) a $29.7 million aggregate loss on the early extinguishment of debt primarily in connection with Products Corporation’s issuance in February 2013 of $500.0 million aggregate principal amount of its 5¾% Senior Notes due February 15, 2021, of which Products Corporation used $491.2 million of the net proceeds (net of underwriters' fees) to repay and

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

redeem all of the $330 million outstanding aggregate principal amount of its 9¾% Senior Secured Notes due November 2015 (the “9¾% Senior Secured Notes” and such transaction being the “2013 Senior Notes Refinancing”); (2) a $26.4 million gain from insurance proceeds due to the settlement of the Company's claims for business interruption and property losses as a result of the June 2011 fire at the Company's facility in Venezuela; (3) $25.4 million of acquisition and integration costs related to the Colomer Acquisition; and (4) $21.4 million in restructuring and related charges, of which $20.0 million related to the Company's exit of its business operations in China and is reflected in loss from discontinued operations, net of taxes. (See Note 3, “Restructuring Charges” and Note 4, "Discontinued Operations" to the Consolidated Financial Statements in this Form 10-K).

(c)
Results from continuing operations for 2012 include: (1) $24.1 million in restructuring and related charges recorded as a result of the September 2012 Program (See Note 3, “Restructuring Charges” of the Consolidated Financial Statements in this Form 10-K); and (2) an increase in net income driven by a non-cash benefit of $15.8 million related to the reduction of the Company’s deferred tax valuation allowance on its net deferred tax assets for certain jurisdictions in the U.S. at December 31, 2012, as a result of the Company’s improved earnings trends and cumulative taxable income in those jurisdictions, which was reflected in the provision for income taxes.

(d)
Results from continuing operations for 2011 include: (1) an increase in net income driven by a non-cash benefit of $16.9 million related to the reduction of the Company’s deferred tax valuation allowance on its net deferred tax assets for certain jurisdictions outside the U.S. at December 31, 2011 as a result of the Company’s then improved earnings trends and cumulative taxable income in those jurisdictions, which was reflected in the provision for income taxes; and (2) an $11.2 million loss on the early extinguishment of debt in connection with the 2011 refinancings of Products Corporation’s 2010 term loan facility and 2010 revolving credit facility.

(e)
Results from continuing operations for 2010 include: (1) an increase in net income driven by a non-cash benefit of $248.5 million related to the reduction of the Company’s deferred tax valuation allowance on its net U.S. deferred tax assets at December 31, 2010 as a result of the Company having achieved three cumulative years of positive U.S. GAAP pre-tax income and taxable income in the U.S., and based upon the Company’s then current expectations as of December 31, 2010 for the realization of such deferred tax benefits in the U.S., which was reflected in the provision for income taxes; (2) a $9.7 million loss on the early extinguishment of debt in connection with the 2010 refinancing of the Company’s 2006 bank term loan facility and revolving credit facility; and (3) a $2.8 million one-time foreign currency loss related to the required re-measurement of the balance sheet of the Company’s subsidiary in Venezuela in order to reflect the impact of the devaluation of Venezuela’s local currency relative to the U.S. Dollar, as Venezuela was designated as a highly inflationary economy effective January 1, 2010.

(f)	Total current liabilities at December 31, 2013 included $58.4 million related to the Company's Non-Contributed Loan which was prepaid on May 1, 2014 prior to its scheduled maturity on October 8, 2014.

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

•	Overview;

•	Operating Segments;

•	Results of Operations;

•	Financial Condition, Liquidity and Capital Resources;

•	Disclosures about Contractual Obligations and Commercial Commitments;

•	Off-Balance Sheet Transactions (there are none);

•	Discussion of Critical Accounting Policies;

•	Recently Adopted Accounting Pronouncements;

•	Recently Issued Accounting Standards or Updates Not Yet Effective; and

•	Inflation.

The Company (as defined below) is providing this overview in accordance with the SEC’s December 2003 interpretive guidance regarding MD&A.

Overview
Overview of the Business
Revlon Consumer Products Corporation ("Products Corporation" and together with its subsidiaries, the "Company") is a wholly-owned operating subsidiary of Revlon, Inc., which is a direct and indirect majority-owned subsidiary of MacAndrews & Forbes Incorporated (together with certain of its affiliates other than Revlon, Inc. and the Company, "MacAndrews & Forbes"), a corporation wholly-owned by Ronald O. Perelman.

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
For additional information regarding our business, see "Part 1, Item 1 - Business" in this Form 10-K.
Discontinued Operations Presentation
As a result of the Company's decision on December 30, 2013 to exit its business operations in China, effective December 31, 2013, the Company is reporting the results of its China operations within income (loss) from discontinued operations, net of taxes in the Company's Consolidated Statements of Income and Comprehensive (Loss) Income. Unless otherwise stated, financial results discussed within "Overview" and "Results of Operations" refer to continuing operations. See Note 4, "Discontinued Operations" to the Consolidated Financial Statements in this Form 10-K for further discussion.
Overview of Net Sales and Earnings Results
Consolidated net sales in 2014 were $1,941.0 million, an increase of $446.3 million, or 29.9%, as compared to $1,494.7 million in 2013. Excluding the unfavorable impact of foreign currency fluctuations of $60.1 million, consolidated net sales increased $506.4 million, or 33.9%, in 2014. The increase in consolidated net sales from 2013 is primarily driven by the increase in net sales of $460.9 million as a result of the Colomer Acquisition in October 2013.
Consolidated income from continuing operations, net of taxes, in 2014 was $46.0 million, compared to $32.0 million in 2013. The increase of $14.0 million in 2014 was primarily due to:

•
$323.1 million of higher gross profit due to a $446.3 million increase in consolidated net sales, partially offset by a $123.2 million increase in cost of sales, both of which were primarily driven by the inclusion of net sales and cost of sales as a result of the Colomer Acquisition beginning in October 2013;

•	a $27.7 decrease in loss on the early extinguishment of debt primarily due to $29.7 million of loss recognized during 2013 as a result of the 2013 Senior Notes Refinancing; and

•
a $19.0 million decrease in acquisition and integration costs as compared to 2013, as total costs incurred during 2013 included legal and consulting fees related to completing the Colomer Acquisition, as well as the impairment of in-progress capitalized software development costs;

with the foregoing partially offset by:

•
$276.1 million of higher SG&A expenses primarily driven by the inclusion of additional SG&A expenses as a result of the Colomer Acquisition beginning in 2013, in addition to higher advertising costs within the Company's Consumer segment;

•
$21.3 million of higher foreign currency losses, net, primarily due to the unfavorable impact of the revaluation of certain U.S. Dollar denominated payables during 2014, as compared to 2013, as well as a $6.0 million foreign currency loss recognized in the second quarter of 2014 as a result of the re-measurement of Revlon Venezuela's balance sheet;

•	$17.8 million of higher restructuring charges and other, net primarily due to the changes incurred from the Integration Program;

•	$5.8 million of higher interest expense in 2014 primarily due to higher average debt as a result of the Acquisition Term Loan which was used to fund the Colomer Acquisition in 2013; and

•
a $32.6 million increase in the provision for income taxes in 2014, as compared to 2013, primarily due to higher pre-tax income, establishing a valuation allowance against certain deferred tax assets within the Professional segment, as well as certain income tax benefits and discrete items realized within each comparable period.

These items are discussed in more detail within "Results of Operations" and within "Financial Condition, Liquidity and Capital Resources" below.
2014 Events
Integration Program
In January 2014, the Company announced that it was implementing the Integration Program, which included actions to integrate Colomer’s operations into the Company’s business, as well as additional restructuring actions identified to reduce costs across the

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Company’s businesses. The Company expects to recognize total restructuring charges, capital expenditures and related non-restructuring costs under the Integration Program of approximately $50 million in the aggregate over 2013 through 2015, and to achieve annualized cost reductions of approximately $30.0 million to $35.0 million by the end of 2015.
During 2014, the Company recognized $5.9 million of non-restructuring costs and $20.1 million in restructuring and related charges under the Integration Program, as well as $4.4 million in capital expenditures. Approximately $17.0 million of realized cost reductions achieved as a result of the Company's Integration Program and related activities benefited 2014 results.
For further discussion of the Colomer Acquisition and the Integration Program, see Note 2, "Business Combinations" and Note 3, "Restructuring Charges - Integration Program" to the Consolidated Financial Statements in this Form 10-K.
2014 Debt Transaction
During 2014, Products Corporation completed certain debt transactions, including the February 2014 amendment to its amended term loan agreement and the early repayment of the non-contributed loan portion of the Amended and Restated Senior Subordinated Term Loan Agreement.
See Note 11, "Long-Term Debt" to the Consolidated Financial Statements in this Form 10-K for a summary of these debt transactions and "Financial Condition, Liquidity and Capital Resources - Long-Term Debt Instruments" for further discussion of these debt transactions.
Operating Segments
Commencing in 2013 and following the Colomer Acquisition Date, the Company began operating in two segments, the Consumer segment and the Professional segment:

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

•
The Professional segment is comprised primarily of the brands which the Company acquired in the Colomer Acquisition, which include Revlon Professional in hair color and hair care; CND-branded products in nail polishes and nail enhancements; and American Crew in men’s grooming products, all of which are sold worldwide in the professional salon channel. The Company’s principal customers for its professional products include hair and nail salons and distributors in the U.S. and internationally. The Professional segment also includes a multi-cultural hair care line sold in the mass retail channel and in professional salons, primarily in the U.S. The Company's principal customers for its professional products include hair and nail salons and distributors in the U.S. and internationally.

Results of Operations
In the tables, all amounts are in millions and numbers in parentheses ( ) denote unfavorable variances.
Consolidated Net Sales:
Consolidated net sales in 2014 were $1,941.0 million, an increase of $446.3 million, or 29.9%, as compared to $1,494.7 million in 2013. Excluding the unfavorable impact of foreign currency fluctuations of $60.1 million, consolidated net sales increased $506.4 million, or 33.9%, during 2014, primarily driven by the inclusion of net sales as a result of the Colomer Acquisition beginning in 2013. See "Segment Results" below for further discussion.
Consolidated net sales in 2013 were $1,494.7 million, an increase of $98.3 million, or 7.0%, compared to $1,396.4 million in 2012. Excluding the unfavorable impact of foreign currency fluctuations of $36.2 million, consolidated net sales increased $134.5 million, or 9.6%, from 2012, primarily driven by the inclusion of net sales as a result of the Colomer Acquisition, commencing on the Acquisition Date. See "Segment Results" below for further discussion.
Segment Results:
The Company's management evaluates segment profit, which is defined as income from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses, for each of the Company's Consumer and Professional segments. Segment profit also excludes unallocated corporate expenses and the impact of certain items that are not directly attributable to

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

the segments' underlying operating performance, which includes the impacts of: (i) restructuring and related charges; (ii) acquisition and integration costs; (iii) costs of sales resulting from a fair value adjustment to inventory acquired in the Colomer Acquisition; (iv) insurance proceeds received in 2013 related to the 2011 fire that destroyed the Company's facility in Venezuela; and (v) an accrual for estimated clean-up costs related to the Company's facility in Venezuela. Unallocated corporate expenses primarily include general and administrative expenses related to the corporate organization. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. The Company does not have any material inter-segment sales. For a reconciliation of segment profit to income from continuing operations before income taxes, see Note 18, "Segment Data and Related Information" to the Consolidated Financial Statements in this Form 10-K.
The following tables provide a comparative summary of the Company's segment results for each of 2014, 2013 and 2012. In the tables below, certain prior year amounts have been reclassified to conform to the current period’s presentation. Consumer segment net sales and segment profit include the results of retail brands acquired in the Colomer Acquisition, which had previously been included in the Professional segment.

	Net Sales						Segment Profit
	Year Ended December 31,		Change		XFX Change (a)		Year Ended December 31,		Change
	2014	2013	$	%	$	%	2014	2013	$	%
Consumer	$1,438.3	$1,394.2	$44.1	3.2%	$98.3	7.1%	$347.6	$347.2	$0.4	0.1%
Professional	502.7	100.5	402.2	400.2%	408.1	406.1%	104.8	5.1	99.7	1,954.9%
Total Net Sales	$1,941.0	$1,494.7	$446.3	29.9%	$506.4	33.9%	$452.4	$352.3	$100.1	28.4%

	Net Sales						Segment Profit
	Year Ended December 31,		Change		XFX Change (a)		Year Ended December 31,		Change
	2013	2012	$	%	$	%	2013	2012	$	%
Consumer	$1,394.2	$1,396.4	$(2.2)	(0.2)%	$34.0	2.4%	$347.2	$363.1	$(15.9)	(4.4)%
Professional	100.5	—	100.5	—	100.5	—	5.1	—	5.1	—
Total Net Sales	$1,494.7	$1,396.4	$98.3	7.0%	$134.5	9.6%	$352.3	$363.1	$(10.8)	(3.0)%
(a) XFX excludes the impact of foreign currency fluctuations.
Consumer Segment
Consumer segment net sales in 2014 were $1,438.3 million, an increase of $44.1 million, or 3.2%, compared to $1,394.2 million in 2013. Excluding the unfavorable impact of foreign currency fluctuations of $54.2 million, total Consumer net sales increased $98.3 million, or 7.1%, in 2014, compared to 2013, primarily driven by (i) the inclusion of $52.8 million of increased net sales from Consumer brands acquired in the Colomer Acquisition; (ii) $15.1 million of favorable returns reserve adjustments in the U.S. during 2014, as a result of lower expected discontinued products in the future related to the Company's strategy to focus on fewer, bigger and better innovations, partially offset by increased returns expense for current year returns; and (iii) higher net sales of Revlon color cosmetics, Revlon ColorSilk hair color and Mitchum anti-perspirant deodorant products. The increases in Consumer segment net sales in 2014 were partially offset by lower net sales of fragrances, as well as lower net sales of Almay, SinfulColors and Pure Ice color cosmetics.
Consumer segment profit in 2014 was $347.6 million, an increase of $0.4 million, or 0.1%, compared to $347.2 million in 2013, primarily due to higher gross profit, primarily due to the increase in net sales including the favorable returns adjustment discussed above, partially offset by $33.0 million of higher advertising expense to support the Company's Consumer brands, and approximately $17.0 million of unfavorable foreign currency fluctuations. See "Gross Profit" below for further discussion on changes in gross profit from 2013.
Total Consumer net sales in 2013 were $1,394.2 million, a decrease of $2.2 million, or 0.2%, compared to $1,396.4 million in 2012. Excluding the unfavorable impact of foreign currency fluctuations of $36.2 million, total Consumer net sales increased $34.0 million, or 2.4%, in 2013, compared to 2012, primarily driven by higher net sales of Revlon color cosmetics, SinfulColors color cosmetics, Revlon beauty tools and Revlon ColorSilk hair color, as well as the inclusion of the net sales of Pure Ice color cosmetics which began upon its acquisition in July 2012. Additionally, 2013 Consumer net sales included the retail brands acquired

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

in the Colomer acquisition commencing on the Acquisition Date, which contributed $16.3 million of net sales in 2013. The increases in net sales were partially offset by lower net sales of Almay color cosmetics. Consumer net sales in 2013 overall were unfavorably impacted by business conditions in Venezuela.
Consumer segment profit in 2013 decreased $15.9 million, or 4.4%, compared to $363.1 million in 2012, primarily driven by unfavorable foreign currency fluctuations of $15.1 million.
Professional Segment
The Company's Professional segment is comprised of most of the operations acquired by the Company in the Colomer Acquisition in October 2013 (with the exception of the retail brands acquired in the Colomer Acquisition, which the Company has included within the Consumer segment, as noted above). As Colomer was acquired in October 2013, there are no full year comparable prior years' net sales or segment profit for the Professional segment. Therefore, an analysis of net sales and segment profit for the Professional segment in 2014, compared to 2013, is not included in this Form 10-K. Professional net sales were $502.7 million for the full year of 2014 and $100.5 million from the October 2013 Acquisition Date through the end of 2013. Professional net sales during each period consisted primarily of the net sales of CND products worldwide, including CND Shellac; Revlon Professional products, primarily in Europe; and American Crew products and other professional brands world-wide.
Professional segment profit was $104.8 million for the full year of 2014 and $5.1 million from the October 2013 Acquisition Date through the end of 2013 and is comprised of the operating results of substantially all of the operations acquired in the Colomer Acquisition.
Geographic Results:
In connection with changes that the organization made to its management reporting structure following the Colomer Acquisition, beginning with the first quarter of 2014, the Company combined its former Latin America and Canada; Asia Pacific; and Europe, Middle East and Africa operating regions into the International region for reporting purposes. The Company has modified its net sales discussion to conform to the manner by which the Company's management reviews the business, and, accordingly, prior year amounts have been restated to conform to this presentation.
The following tables provide a comparative summary of the Company's net sales by region for each of the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,		Change		XFX Change (a)
	2014	2013	$	%	$	%
United States	$1,021.9	$832.8	$189.1	22.7%	$189.1	22.7%
International	919.1	661.9	257.2	38.9%	317.3	47.9%
Total Net Sales	$1,941.0	$1,494.7	$446.3	29.9%	$506.4	33.9%

	Year Ended December 31,		Change		XFX Change (a)
	2013	2012	$	%	$	%
United States	$832.8	$799.8	$33.0	4.1%	$33.0	4.1%
International	661.9	596.6	65.3	10.9%	101.5	17.0%
Total Net Sales	$1,494.7	$1,396.4	$98.3	7.0%	$134.5	9.6%
(a) XFX excludes the impact of foreign currency fluctuations.

United States
In the U.S., net sales in 2014 increased $189.1 million, or 22.7%, to $1,021.9 million, as compared to $832.8 million in 2013, primarily due to the inclusion of $157.1 million of increased net sales as a result of the Colomer Acquisition. Net sales in the U.S. were also impacted by $15.1 million of favorable returns reserve adjustments during 2014, as a result of lower expected discontinued products in the future related to the Company's strategy to focus on fewer, bigger and better innovations, partially offset by increased returns expense for current year returns. In addition, 2014 had higher net sales of Revlon color cosmetics, Revlon ColorSilk hair color and Mitchum anti-perspirant deodorant products, which were offset, in part, by lower net sales of Almay, SinfulColors and Pure Ice color cosmetics.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

In the U.S., net sales in 2013 increased $33.0 million, or 4.1%, to $832.8 million, as compared to $799.8 million in 2012, almost entirely due to the inclusion of $32.4 million of net sales as a result of the Colomer Acquisition. Results were also driven by higher net sales of SinfulColors color cosmetics, Revlon beauty tools and Revlon ColorSilk hair color, as well as the inclusion of the net sales of Pure Ice color cosmetics which began upon its acquisition in July 2012, almost fully offset by lower net sales of Almay color cosmetics.
International
International net sales in 2014 increased $257.2 million, or 38.9%, to $919.1 million, as compared to $661.9 million in 2013. Excluding the $60.1 million unfavorable impact of foreign currency fluctuations, International net sales increased $317.3 million, or 47.9%, primarily due to the inclusion of $303.8 million of increased net sales as a result of the Colomer Acquisition. Additionally, net sales were impacted by higher net sales of Revlon color cosmetics in Venezuela and Japan and Mitchum anti-perspirant deodorant products primarily in the U.K., partially offset by lower net sales of Revlon color cosmetics in certain distributor markets and fragrances in the U.K. and Italy. Results in Venezuela for 2014 benefited from the increased availability of U.S. Dollars to import finished goods for sale, as compared to 2013.
International net sales in 2013 increased $65.3 million, or 10.9%, to $661.9 million, as compared to $596.6 million in 2012. Excluding the $36.2 million unfavorable impact of foreign currency fluctuations, International net sales increased $101.5 million, or 17.0%, primarily due to the inclusion of $84.4 million of net sales as a result of the Colomer Acquisition. Additionally, net sales were impacted by higher net sales of Revlon color cosmetics and SinfulColors color cosmetics in Japan, Australia and throughout Europe, partially offset by overall lower net sales, primarily in Venezuela, as a result of the negative impact of the business conditions in the country, including currency restrictions.
Gross profit:

	Year Ended December 31,			Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Gross profit	$1,272.7	$949.6	$902.6	$323.1	$47.0
Percentage of net sales	65.6%	63.5%	64.6%	2.0%	(1.1)%
Gross profit increased $323.1 million, and as a percentage of net sales gross profit increased 2.0 percentage points in 2014, as compared to 2013. The drivers of gross profit in 2014, as compared to 2013, primarily included:

•
the inclusion of gross profit from the Colomer Acquisition beginning in October 2013, which increased gross profit by $314.8 million and increased gross profit as a percentage of net sales by 1.3 percentage points;

•	favorable sales mix within the Consumer segment, which increased gross profit by $19.3 million and increased gross profit as a percentage of net sales by 1.0 percentage points;

•	favorable volume, which increased gross profit by $15.2 million, with no impact on gross profit as a percentage of net sales; and

•
the favorable impact of returns accrual adjustments, net of related inventory write-off charges, due to lower expected discontinued products in the future related to the Company's strategy to focus on fewer, bigger and better innovations, which increased gross profit by $12.1 million and increased gross profit as a percentage of net sales by 0.1 percentage points;

with the foregoing partially offset by:

•	unfavorable foreign currency fluctuations, which reduced gross profit by $45.1 million and reduced gross profit as a percentage of net sales by 0.4 percentage points.
In 2013, as compared to 2012, gross profit increased $47.0 million, and as a percentage of net sales gross profit decreased 1.1 percentage points. The drivers of gross profit in 2013, compared to 2012 primarily included:

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

with the foregoing partially offset by:

•
additional inventory costs as a result of the recognition of an increase in the fair value of inventory acquired in the Colomer Acquisition, which reduced gross profit by $8.5 million and reduced gross profit as a percentage of net sales by 0.6 percentage points;

•	unfavorable foreign currency fluctuations, which reduced gross profit by $28.5 million and reduced gross profit as a percentage of net sales by 0.4 percentage points; and

•	higher sales returns and markdowns, which reduced gross profit by $13.8 million and reduced gross profit as a percentage of net sales by 0.4 percentage points.

SG&A expenses:

	Year Ended December 31,			Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
SG&A expenses	$999.7	$723.6	$663.3	$(276.1)	$60.3
In 2014, as compared to 2013, SG&A expenses increased $276.1 million, primarily driven by:

•	the inclusion of SG&A expenses as a result of the Colomer Acquisition, beginning in October 2013, which contributed $226.2 million to the increase in SG&A expenses;

•	$33.0 million of higher advertising expenses to support the Company's brands within the Consumer segment;

•
a $26.4 million gain from insurance proceeds in 2013 due to the settlement of the Company's claim for the loss of inventory from the fire that destroyed the Company's facility in Venezuela, partially offset by an accrual in 2013 of $7.6 million for estimated clean-up costs related to the destroyed facility, which did not recur in 2014;

•
$19.0 million of higher general and administrative expenses, primarily due to increased severance related costs, higher incentive and stock-based compensation expense, and higher occupancy costs due to overlapping rents as a result of the Company's relocation of its New York City headquarters during 2014; and

•	$4.0 million of higher amortization of permanent wall displays;
with the foregoing partially offset by:

•	$24.8 million of favorable impacts due to foreign currency fluctuations.
In 2013, as compared to 2012, SG&A expenses increased $60.3 million, primarily driven by:

•
the inclusion of SG&A expenses in the Professional segment as a result of the Colomer Acquisition, commencing on the Acquisition Date, which contributed $74.8 million to the increase in SG&A expenses; and

•	$5.1 million of increased permanent display amortization costs;

•
higher incentive compensation expense related to a modification to the structure of the Company's long-term incentive plan during 2013, which was implemented to better align the plan with the Company's long-term performance. While the new structure did not change the amount of an employees' annual incentive award opportunity, the transition resulted in higher expense of $4.5 million in 2013 as compared to 2012;

with the foregoing partially offset by:

•	a net decrease of $16.0 million related to the fire that destroyed the Company's facility in Venezuela in June 2011, comprised of:

◦
a $26.4 million gain from insurance proceeds recognized in 2013 as a result of the settlement of the Company’s insurance claims for the loss of inventory, business interruption losses and property losses;

◦
partially offset by: (i) an accrual of $7.6 million for estimated clean-up costs related to the destroyed facility in Venezuela, which was recognized in 2013; and (ii) $2.8 million of income from insurance proceeds recognized in 2012 related to business interruption losses incurred; and

•	$14.4 million of favorable impact of foreign currency fluctuations.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Acquisition and Integration Costs:

	Year Ended December 31,			Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Acquisition and integration costs	$6.4	$25.4	$—	$19.0	$25.4
The acquisition and integration costs for 2014 and 2013 are summarized in the table presented below. The Company did not incur acquisition or integration related costs during 2012.

	Year Ended December 31,
	2014	2013
Acquisition costs	$0.5	$12.9
Integration costs	5.9	12.5
Total acquisition and integration costs	$6.4	$25.4
Acquisition costs in 2013 and 2014 primarily include legal fees and consulting fees directly attributable to the Colomer Acquisition. The integration costs consist of non-restructuring costs related to the Company's integration of Colomer's operations into the Company's business. Integration costs incurred during 2014 primarily include employee-related costs related to management changes and audit-related fees. For 2013, integration costs primarily related to an impairment of in-progress capitalized software development costs as well as employee-related costs due to management changes.

Restructuring charges and other, net:

	Year Ended December 31,			Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Restructuring charges and other, net	$21.3	$3.5	$20.5	$(17.8)	$(17.0)
Integration Program
During 2014, the Company recorded charges totaling $20.1 million related to restructuring and related actions under the Integration Program, of which $18.9 million was recorded in restructuring charges and other, net, $0.6 million was recorded in cost of sales and $0.6 million was recorded in SG&A expenses.
For additional details on the Integration Program, please see "Overview - Recent Events - Integration Program."
Other Immaterial Restructuring Actions
During 2014, the Company recorded net charges totaling $2.7 million of restructuring and related charges, for other immaterial restructuring actions within the Consumer segment, due to $5.3 million of charges primarily related to employee-related costs, partially offset by a $2.6 million gain related to the sale of property, plant and equipment.
December 2013 Program
The Company recognized cumulative charges of $21.4 million on December 30, 2013 within income (loss) from discontinued operations, related to restructuring actions that included exiting its business operations in China, as well as implementing other immaterial restructuring actions outside the U.S. that are expected to generate other operating efficiencies (the "December 2013 Program"). In 2014, the Company revised its estimated charges for the December 2013 Program and decreased its restructuring and related charges by $2.5 million, for cumulative charges incurred through December 31, 2014 of $18.9 million. Of that $2.5 million decrease, $2.3 million related to the Company's exit of its business operations in China and was recorded within income (loss) from discontinued operations, net of taxes. The remaining $0.2 million was recorded in restructuring charges and other, net within income from continuing operations, net of taxes.
The Company expects cash payments to total approximately $17 million related to the December 2013 Program, of which $15.5 million was paid during 2014, $0.1 million was paid in 2013, and the remaining balance of $1.4 million is expected to be paid during 2015.
The Company's 2014 results benefited by approximately $10 million of cost reductions realized from the December 2013 Program, with annualized cost reduction in the aggregate in 2015 and thereafter expected to be approximately $11 million.

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
During 2013, the Company recorded additional net charges of $3.1 million related to the September 2012 Program which was primarily due to $5.6 million of additional charges as a result of changes in estimates related to severance and other termination benefits, partially offset by a $2.5 million gain related to the July 2013 sale of the Company's manufacturing facility in France. Of the $3.1 million net charge, (a) $2.7 million was recorded in restructuring charges and other, net; (b) $0.2 million was recorded in cost of sales; and (c) $0.2 million was recorded in SG&A expenses.
No additional charges were recorded during 2014 as a result of the September 2012 Program.
Total net cash payments of $25.1 million were paid in connection with the September 2012 Program, of which $4.0 million was paid during 2014, and $21.1 million was paid cumulatively through December 31, 2013.
The Company's results for 2014 and 2013 benefited from approximately $10 million and $7 million of cost reductions, respectively from the September 2012 Program.
For further discussion of the Integration Program, December 2013 Program and September 2012 Program, see Note 3, “Restructuring Charges,” to the Consolidated Financial Statements in this Form 10-K.

Interest expense:

	Year Ended December 31,			Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Interest expense	$84.4	$78.6	$85.3	$(5.8)	$(6.7)
The $5.8 million increase in interest expense in 2014, as compared to the prior year periods, is primarily due to higher average debt as a result of Products Corporation's Acquisition Term Loan that was used to fund the Colomer Acquisition, partially offset by lower weighted-average borrowing rates.
The $6.7 million decrease in interest expense in 2013, as compared to 2012, was primarily due to lower weighted-average borrowing rates as a result of the 2013 Senior Notes Refinancing and the February 2013 Term Loan Amendments (as hereinafter defined), partially offset by higher average debt primarily due to the Acquisition Term Loan. Refer to “Financial Condition, Liquidity and Capital Resources – Long-Term Debt Instruments” for further discussion.

Loss on early extinguishment of debt:

	Year Ended December 31,			Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Loss on early extinguishment of debt	$2.0	$29.7	$—	$27.7	$29.7
The Company recognized an aggregate loss on the early extinguishment of debt of $2.0 million during 2014, primarily due to $1.1 million of fees and expenses which were expensed as incurred in connection with the February 2014 Term Loan Amendment, as well as the write-off of $0.8 million of unamortized debt discount and deferred financing fees as a result of such transaction. The remaining $0.1 million was related to the write-off of deferred financing costs in connection with the early repayment of the Non-Contributed Loan. Refer to “Financial Condition, Liquidity and Capital Resources - Long Term Debt Instruments" for further discussion.
The Company recognized an aggregate loss on the early extinguishment of debt of $29.7 million during 2013, primarily due to $20.4 million of fees and expenses which were expensed as incurred in connection with the 2013 Senior Notes Refinancing, February 2013 Term Loan Amendments (as hereinafter defined) and August 2013 Term Loan Amendments (as hereinafter defined), as well as the write-off of $9.3 million of unamortized debt discount and deferred financing fees as a result of the 2013 Senior

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Notes Refinancing and February 2013 Term Loan Amendments (as hereinafter defined). Refer to “Financial Condition, Liquidity and Capital Resources – Long-Term Debt Instruments” for further discussion.

Foreign currency losses, net:

	Year Ended December 31,			Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Foreign currency losses, net	$25.0	$3.7	$2.8	$(21.3)	$0.9

The increase in foreign currency losses, net, of $21.3 million during 2014, as compared to 2013, was primarily driven by:

•	the unfavorable impact of the revaluation of certain U.S. Dollar denominated intercompany payables during 2014, as compared to 2013; and

•	a $6.0 million foreign currency loss related to the required re-measurement of Revlon Venezuela's balance sheet during the second quarter of 2014.
The increase in foreign currency losses net, of $0.9 million during 2013, as compared to 2012, was primarily driven by:

•
the unfavorable impact of the revaluation of certain foreign currency denominated intercompany receivables and U.S. dollar denominated payables from the Company’s foreign subsidiaries during 2013 as compared to 2012; and

•	a $0.6 million foreign currency loss related to the required re-measurement of Revlon Venezuela's balance sheet during the first quarter of 2013;
with the foregoing partially offset by:

•	a $2.2 million foreign currency gain for 2013 as compared to a $1.9 million foreign currency loss for 2012 related to the Company’s foreign currency forward exchange contracts ("FX Contracts").

Provision for income taxes:

	Year Ended December 31,			Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Provision for income taxes	$81.2	$48.6	$44.8	$32.6	$3.8
The provision for income taxes increased $32.6 million in 2014, as compared to 2013 primarily due to the loss on early extinguishment of debt recognized in 2013 and certain expenses related to the Colomer Acquisition, as well as the favorable resolution of tax matters in a foreign jurisdiction, each of which favorably affected the provision for income taxes in 2013 and each of which did not recur in 2014, increased pre-tax income and establishing a valuation allowance against certain deferred tax assets in the Professional segment in 2014, partially offset by the favorable impact of certain discrete items in 2014, including the favorable resolution of tax matters in certain jurisdictions and return-to-provision adjustments.
The provision for income taxes increased $3.8 million in 2013, as compared to 2012 primarily due to a non-cash benefit of $15.8 million in 2012 related to the reduction of the Company's deferred tax valuation allowance on certain of its net deferred tax assets for certain jurisdictions within the U.S. at December 31, 2012 as a result of the Company's improved earnings trends and cumulative taxable income in those jurisdictions. Excluding the non-cash benefit in 2012, the provision for income taxes in 2013 was lower than 2012 primarily due to lower pre-tax income and the favorable resolution of tax matters in a foreign jurisdiction in 2013, partially offset by certain favorable discrete items that benefited 2012 and which did not recur in 2013 and higher state and local taxes, net of U.S. federal income tax benefits.
The Company's effective tax rate for 2014 was higher than the federal statutory rate of 35% due principally to state and local taxes, net of U.S federal income tax benefit, establishing a valuation allowance against certain deferred tax assets in the Professional segment, foreign dividends and earnings taxable in the U.S. and foreign and U.S. tax effects attributable to operations outside the U.S.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

The Company's effective tax rate for 2013 was higher than the federal statutory rate of 35% due principally to foreign dividends and earnings taxable in the U.S. and state and local taxes, net of U.S. federal income tax benefits, which were partially offset by foreign and U.S. tax effects attributable to operations outside the U.S.
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
Based on the level of historical losses for certain jurisdictions within the U.S., the Company had maintained a deferred tax valuation allowance against certain of its deferred tax assets. As of December 31, 2012, the Company had experienced improved earnings trends and had cumulative taxable income in such jurisdictions. As a result of such earnings trends and the Company’s tax position, and based upon the Company’s projections for future taxable income over the periods in which the deferred tax assets are recoverable, management concluded that it was more likely than not that the Company would realize the benefits of certain of its net deferred tax assets existing at December 31, 2012 in those jurisdictions. Therefore, at December 31, 2012 the Company realized a non-cash benefit of $15.8 million related to a reduction of the Company’s deferred tax valuation allowance on certain of its net deferred tax assets for certain jurisdictions within the U.S. The Company reflected this benefit in the tax provision and this non-cash benefit increased net income at December 31, 2012, as discussed above.
See Note 16, “Income Taxes,” to the Consolidated Financial Statements in this Form 10-K for further discussion of the above.

Income (Loss) from Discontinued Operations, Net of Taxes:

	Year Ended December 31,			Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Income (loss) from Discontinued Operations, net of taxes	$1.3	$(30.4)	$(10.1)	$31.7	$(20.3)
Discontinued operations consist of the Company's operations in China within the Consumer segment. The decrease in loss from discontinued operations in 2014, as compared to 2013, was primarily due to restructuring charges of $20.0 million which were recorded in 2013 as a result of the December 2013 Program, as well as favorable adjustments of approximately $2.3 million to net sales, cost of sales and the restructuring reserve due to changes in estimated restructuring charges. The increase in the loss from discontinued operations, net of taxes, in 2013 compared to 2012 was due to the aforementioned $20.0 million of restructuring and related charges for the December 2013 Program.
See Note 3, "Restructuring Charges" and Note 4, "Discontinued Operations" to the Consolidated Financial Statements in this Form 10-K for further discussion.

Financial Condition, Liquidity and Capital Resources
At December 31, 2014, the Company had a liquidity position of $435.7 million, consisting of unrestricted cash and cash equivalents (net of any outstanding checks) of $269.7 million, as well as $166.0 million in available borrowings under the $175.0 million asset-based, multi-currency revolving credit facility (the "Amended Revolving Credit Facility"), based upon the borrowing base less $9.0 million of undrawn outstanding letters of credit and nil then drawn under the Amended Revolving Credit Facility at such date.
The Company’s foreign operations held $78.1 million out of the total $269.7 million in unrestricted cash and cash equivalents (net of any outstanding checks) as of December 31, 2014.  The cash held by the Company’s foreign operations is primarily used to fund such operations. The Company regularly assesses its cash needs and the available sources of cash to fund these needs. As part of this assessment, the Company determines the amount of foreign earnings, if any, that it intends to repatriate to help fund its domestic cash needs, including for the Company’s debt service obligations, and pays applicable U.S. income and foreign withholding taxes, if any, on such earnings. The Company believes that the cash generated by its domestic operations and availability under the Amended Revolving Credit Facility and other permitted lines of credit should be sufficient to meet its domestic liquidity needs for at least the next twelve months. Therefore, the Company does not currently anticipate that restrictions or taxes on repatriation of foreign earnings will have a material effect on the Company’s liquidity during such period.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Changes in Cash Flows
At December 31, 2014, the Company had cash and cash equivalents of $275.3 million, compared with $244.1 million at December 31, 2013. The following table summarizes the Company’s cash flows from operating, investing and financing activities in 2014, 2013, and 2012:

	Years Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$174.0	$123.3	$104.1
Net cash used in investing activities	(52.1)	(639.4)	(86.3)
Net cash (used in) provided by financing activities	(75.1)	649.0	(3.4)
Effect of exchange rate changes on cash and cash equivalents	(15.6)	(5.1)	0.2
Operating Activities
Net cash provided by operating activities was $174.0 million, $123.3 million and $104.1 million for 2014, 2013 and 2012, respectively. As compared to 2013, cash provided by operating activities in 2014 was favorably impacted by cash provided by the operations of the Professional segment, partially offset by higher interest payments and unfavorable changes in working capital, including higher tax payments and higher payments for restructuring actions primarily related to both the December 2013 and Integration Programs. As compared to 2012, cash provided by operating activities in 2013 was impacted by favorable changes in working capital, partially due to cash provided by operations in the Professional segment, lower pension contributions and lower premium payments related to certain of the Company's multi-year insurance programs; partially offset by higher restructuring payments primarily related to the September 2012 Program, payment of acquisition and integration costs related to the Colomer Acquisition.
Net cash used in operating activities of approximately $27 million in 2014 and $10 million in both 2013 and 2012 related to discontinued operations, including restructuring payments.
Investing Activities
Net cash used in investing activities was $52.1 million, $639.4 million and $86.3 million for 2014, 2013 and 2012, respectively.
Net cash used in investing activities for 2014 included:

•
$55.5 million of cash used for capital expenditures, which were partially offset by $3.4 million in proceeds from the sale of property, plant and equipment, primarily related to other immaterial restructuring actions.

Net cash used in investing activities for 2013 included:

•	a cash payment of $664.5 million for the Colomer Acquisition, offset by $36.9 million of cash and cash equivalents acquired in such transaction, for a net cash use of $627.6 million; and

•	$28.6 million of cash used for capital expenditures;
with the foregoing partially offset by:

•	$13.1 million of insurance proceeds received in July 2013 for the Company's property claim related to the June 2011 fire at the Company's facility in Venezuela.
Net cash used in investing activities for 2012 included:

•
a cash payment of $66.2 million in July 2012 to acquire certain assets, including trademarks and other intellectual property related to Pure Ice nail enamel and Bon Bons cosmetics brands (the "Pure Ice Acquisition"); and

•	$20.9 million of cash used for capital expenditures.
Financing Activities
Net cash (used in) provided by financing activities was $(75.1) million, $649.0 million and $(3.4) million for 2014, 2013 and 2012, respectively.
Net cash used in financing activities for 2014 included:

•	the repayment in May 2014 of the $58.4 million aggregate principal amount outstanding of the Non-Contributed Loan;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

•	$7.0 million of scheduled amortization payments on the Acquisition Term Loan;

•	$4.7 million of short-term borrowings and overdraft; and

•	the payment of $1.8 million of financing costs primarily related to the February 2014 Term Loan Amendment.
Net cash provided by financing activities for 2013 included:

•	Cash proceeds received in connection with the Acquisition Term Loan, in the aggregate principal amount of $700.0 million, or $698.3 million, net of discounts; and

•	Products Corporation's issuance of the $500.0 million aggregate principal amount of the 5¾% Senior Notes at par;
with the foregoing partially offset by:

•
the repayment and redemption of all of the $330.0 million aggregate principal amount outstanding of Products Corporation's 9¾% Senior Secured Notes in connection with the 2013 Senior Notes Refinancing;

•	the repayment of the $113.0 million in principal on the 2011 Term Loan in connection with the consummation of the February 2013 Term Loan Amendments (as hereinafter defined); and

•
the payment of $48.8 million of financing costs comprised of: (i) $17.5 million of redemption and tender offer premiums, as well as fees and expenses related to the repayment and redemption of all of the $330.0 million aggregate principal amount outstanding of the 9¾% Senior Secured Notes in connection with the 2013 Senior Notes Refinancing; (ii) $10.2 million of underwriters' fees and other fees in connection with the issuance of the 5¾% Senior Notes in connection with the 2013 Senior Notes Refinancing; (iii) $1.2 million of fees incurred in connection with the February 2013 Term Loan Amendments (as hereinafter defined); (iv) $3.5 million of fees incurred in connection with the August 2013 Term Loan Amendments (as hereinafter defined); (v) $15.9 million of fees incurred in connection with the Incremental Amendment (as hereinafter defined); and (vi) $0.5 million of fees incurred in connection with the 2013 Revolver Amendments (as hereinafter defined).

Net cash used in financing activities in 2012 included:

•	an aggregate $8.0 million of scheduled amortization payments of principal on the 2011 Term Loan Facility (as hereinafter defined) in 2012;
with the foregoing partially offset by:

•	a $6.3 million increase in short term borrowings and overdraft.
Refer to "Long-Term Debt Instruments - 2013 Debt Transactions" below for the definition and further discussion of the debt instruments and related financing activities discussed above.

Cash Pooling Arrangement
Certain of the Company's foreign subsidiaries utilize a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows the Company's participating subsidiaries to withdraw cash from the financial institution to the extent that aggregate cash deposits held by the Company's participating subsidiaries are available at the financial institution. To the extent any participating location on an individual basis is in an overdraft position, such overdrafts would be recorded within short-term borrowings in the Consolidated Balance Sheet and reflected as financing activities in the Consolidated Statement of Cash Flows, and the cash deposits held as collateral for such overdrafts would be classified as restricted cash within cash and cash equivalents. As of December 31, 2014, the Company had $3.4 million of such overdrafts recorded in short-term borrowings and $3.4 million of restricted cash recorded in cash and cash equivalents in the Consolidated Balance Sheet.

Long-Term Debt Instruments
(a) Recent Debt Transactions
The Company completed several debt transactions during 2014 and 2013:
2014 Debt Transactions
February 2014 Term Loan Amendment

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

In February 2014, Products Corporation entered into the February 2014 Term Loan Amendment to its Amended Term Loan Agreement among Products Corporation, as borrower, a syndicate of lenders and Citicorp USA, Inc. ("CUSA"), as administrative agent and collateral agent.
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
For 2014, the Company incurred approximately $1.1 million of fees and expenses in connection with the February 2014 Term Loan Amendment, which were expensed as incurred, and wrote-off $0.8 million of unamortized debt discount and deferred financing costs as a result of the February 2014 Term Loan Amendment. These amounts, totaling $1.9 million, were recognized within loss on early extinguishment of debt in the Company’s Consolidated Statements of Income and Comprehensive (Loss) Income for 2014.
Repayment of Non-Contributed Loan
On May 1, 2014, Products Corporation used available cash on hand to optionally prepay in full the remaining $58.4 million principal amount outstanding under the Non-Contributed Loan that remained owing from Products Corporation to various third parties.  The Non-Contributed Loan would have otherwise matured on October 8, 2014. The Company wrote-off $0.1 million of deferred financing costs, which were recognized within loss on early extinguishment of debt in the Company's Consolidated Statements of Income and Comprehensive (Loss) Income for 2014.

2013 Debt Transactions
Term Loan and Revolving Credit Facility Amendments
(i) February 2013 Term Loan Amendments
In February 2013, Products Corporation consummated an amendment (the "February 2013 Term Loan Amendments"), to its third amended and restated term loan agreement dated as of May 19, 2011 (as amended, the "2011 Term Loan Agreement," or the “2011 Term Loan Facility” or the "2011 Term Loan") among Products Corporation, as borrower, a syndicate of lenders and CUSA, as administrative agent and collateral agent.
Pursuant to the February 2013 Term Loan Amendments, Products Corporation reduced the total aggregate principal amount outstanding under the 2011 Term Loan from $788.0 million to $675.0 million, using a portion of the proceeds from Products Corporation’s issuance of its 5¾% Senior Notes (see “2013 Senior Notes Refinancing” below), together with cash on hand.  The February 2013 Term Loan Amendments also reduced the interest rates on the 2011 Term Loan such that Eurodollar Loans bore interest at the Eurodollar Rate plus 3.00% per annum, with the Eurodollar Rate not to be less than 1.00% (compared to 3.50% and 1.25%, respectively, prior to the February 2013 Term Loan Amendments), while Alternate Base Rate Loans bore interest at the Alternate Base Rate plus 2.00%, with the Alternate Base Rate not to be less than 2.00% (compared to 2.50% and 2.25%, respectively, prior to the February 2013 Term Loan Amendments) (and as each such term is defined in the 2011 Term Loan Agreement).
Pursuant to the February 2013 Term Loan Amendments, Products Corporation, under certain circumstances, also has the right to request the 2011 Term Loan to be increased by up to the greater of (i) $300 million and (ii) an amount such that Products Corporation’s First Lien Secured Leverage Ratio (as defined in the 2011 Term Loan Agreement) does not exceed 3.50:1.00 (compared to $300 million prior to the February 2013 Term Loan Amendments), provided that the lenders are not committed to provide any such increase. Any such increase would be in addition to the Acquisition Term Loan.

(ii) August 2013 Term Loan Amendments
In August 2013, in connection with the Colomer Acquisition, Products Corporation consummated further amendments (the "August 2013 Term Loan Amendments") to its 2011 Term Loan Agreement (as amended by the August 2013 Term Loan Amendments and the Incremental Amendment (as hereinafter defined), the "Amended Term Loan Agreement" or the "Amended Term Loan Facility"), which permitted, among other things: (i) Products Corporation's consummation of the Colomer Acquisition; and (ii) Products Corporation's incurring up to $700 million of term loans which it used as a source of funds to consummate the Colomer Acquisition and to pay related fees and expenses.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

(iii) Incremental Amendment
In August 2013, in connection with the Colomer Acquisition, Products Corporation entered into an incremental amendment (the "Incremental Amendment") resulting in the Amended Term Loan Agreement with Citibank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A, Credit Suisse AG, Cayman Islands Branch, Wells Fargo Bank, N.A. and Deutsche Bank AG New York Branch (collectively, the "Initial Acquisition Lenders") and CUSA, as administrative agent and collateral agent, pursuant to which the Initial Acquisition Lenders committed to provide up to $700 million of term loans under the Amended Term Loan Agreement (the "Acquisition Term Loan"). The Acquisition Term Loan was issued on October 8, 2013 and Products Corporation used the net proceeds of $698.3 million as a source of funds to consummate the Colomer Acquisition and to pay related fees and expenses.
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
2013 Senior Notes Refinancing
In February 2013, Products Corporation issued $500.0 million aggregate principal amount of 5¾% Senior Notes due February 15, 2021 (the “5¾% Senior Notes”) to investors at par. Products Corporation used $491.2 million of the net proceeds (net of underwriters' fees) from the issuance of the 5¾% Senior Notes to repay and redeem all of the $330.0 million outstanding aggregate principal amount of its 9¾% Senior Secured Notes that were otherwise due November 2015 (the “9¾% Senior Secured Notes"), as well as to pay an aggregate of $28.0 million for the applicable redemption and tender offer premiums, accrued interest and related fees and expenses. Products Corporation used a portion of the remaining proceeds, together with existing cash, to pay approximately $113.0 million of principal on its 2011 Term Loan in conjunction with the February 2013 Term Loan Amendments. Products Corporation used the remaining balance available from the issuance of the 5¾% Senior Notes for general corporate purposes, including, without limitation, debt reduction transactions, including the repayment of the Contributed Loan (as hereinafter defined) as described below.
Repayment of the Contributed Loan
On October 8, 2013, Products Corporation paid to Revlon, Inc. at maturity the $48.6 million principal amount due under the Amended and Restated Senior Subordinated Term Loan Agreement (the "Contributed Loan"), which Revlon, Inc. used to pay the liquidation preference of Revlon, Inc.'s Series A Preferred Stock in connection with its mandatory redemption on such date.

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Amended Term Loan Facility
Under the Amended Term Loan Facility, as of December 31, 2014, Eurodollar Loans bear interest at the Eurodollar Rate plus 2.5% per annum (with the Eurodollar Rate not to be less than 0.75%) and Alternate Base Rate Loans bear interest at the Alternate Base Rate plus 1.50% (with the Alternate Base Rate not to be less than 1.75%).
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
(ii) the net proceeds from the issuance by Products Corporation or any of its subsidiaries of certain additional debt; and
(iii) 50% of Products Corporation’s “excess cash flow” (as defined under the Amended Term Loan Agreement), commencing with excess cash flow for the 2014 fiscal year payable in the first 100 days of 2015.
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
The $675.0 million 2011 Term Loan outstanding under the Amended Term Loan Facility matures on November 19, 2017. The $700.0 million Acquisition Term Loan under the Amended Term Loan Facility has the same terms as the 2011 Term Loan, except that: (i) it matures on the sixth anniversary of the closing of the Acquisition Term Loan (or October 8, 2019); and (ii) it amortizes on March 31, June 30, September 30 and December 31 of each year, beginning March 31, 2014, in an amount equal to 0.25% of the aggregate principal amount of such Acquisition Term Loan.
As of December 31, 2014, Products Corporation is required to prepay, on or before April 10, 2015, $24.6 million of indebtedness under the Amended Term Loan Facility, representing 50% of its 2014 "excess cash flow" (as defined under the Amended Term Loan Agreement). The prepayment will be applied on a ratable basis between the principal amounts outstanding under the 2011 Term Loan and the Acquisition Term Loan. The amount of the prepayment to be applied to the 2011 Term Loan will be used to reduce the aggregate principal amount outstanding (as all amortization payments under the 2011 Term Loan have been paid), while the amount to be applied to the Acquisition Term Loan will be used to reduce Products Corporation's future regularly scheduled quarterly amortization payments under the Acquisition Term Loan on a ratable basis from $1.8 million prior to the prepayment to $1.7 million after giving effect to the prepayment and through its maturity on October 8, 2019.
Amended Revolving Credit Facility
Availability under the Amended Revolving Credit Facility varies based on a borrowing base that is determined by the value of eligible trade receivables and eligible inventory in the U.S. and the U.K. and eligible real property and equipment in the U.S. from time to time.
In January 2014, Colomer's U.S.-domiciled subsidiaries (the “Colomer U.S. Subsidiaries”) became additional guarantors under Products Corporation’s Amended Term Loan Facility and Amended Revolving Credit Facility and the 5¾% Senior Notes Indenture. In connection with becoming guarantors, substantially all of the assets of the Colomer U.S. Subsidiaries were pledged as collateral under Products Corporation’s Amended Term Loan Facility and Amended Revolving Credit Facility, thereby increasing the value of the assets supporting the borrowing base under the Amended Revolving Credit Facility.
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
Under certain circumstances, if and when the difference between (i) the borrowing base under the Amended Revolving Credit Facility and (ii) the amounts outstanding under the Amended Revolving Credit Facility is less than $20.0 million for a period of 2 consecutive days or more, and until such difference is equal to or greater than $20.0 million for a period of 30 consecutive business days, the Amended Revolving Credit Facility requires Products Corporation to maintain a consolidated fixed charge

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

coverage ratio (the ratio of EBITDA minus Capital Expenditures to Cash Interest Expense for such period) of a minimum of 1.0 to 1.0.
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
(b) subject to certain circumstances, to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Fourth Amended and Restated Revlon, Inc. Stock Plan and/or the payment of withholding taxes in connection with the vesting of restricted stock awards under such plan;
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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

The events of default under each of the Amended Term Loan Agreement and the Amended Revolving Credit Agreement include customary events of default for such types of agreements. For a description of the events of defaults, see Note 11, "Long-Term Debt" to the Consolidated Financial Statements in this Form 10-K. If Products Corporation is in default under the senior secured leverage ratio under the Amended Term Loan Facility or the consolidated fixed charge coverage ratio under the Amended Revolving Credit Agreement, Products Corporation may cure such default by issuing certain equity securities to, or receiving capital contributions from, Revlon, Inc. and applying such cash which is deemed to increase EBITDA for the purpose of calculating the applicable ratio. Products Corporation may exercise this cure right two times in any four-quarter period.
Products Corporation was in compliance with all applicable covenants under the Amended Term Loan Agreement and the Amended Revolving Credit Facility as of December 31, 2014. At December 31, 2014, the aggregate principal amounts outstanding under the Acquisition Term Loan and the 2011 Term Loan were $693.0 million and $675.0 million, respectively, and availability under the $175.0 million Amended Revolving Credit Facility, based upon the calculated borrowing base less $9.0 million of outstanding undrawn letters of credit and nil then drawn on the Amended Revolving Credit Facility, was $166.0 million. There were no borrowings under the Amended Revolving Credit Facility during 2014.
5¾% Senior Notes
In February 2013, Products Corporation completed its offering (the "2013 Senior Notes Refinancing"), pursuant to an exemption from registration under the Securities Act of 1933 (as amended, the "Securities Act"), of $500.0 million aggregate principal amount of the 5¾% Senior Notes. The 5¾% Senior Notes are unsecured and were issued under the 5¾% Senior Notes Indenture to investors at par. The 5¾% Senior Notes mature on February 15, 2021. Interest on the 5¾% Senior Notes accrues at 5¾% per annum, paid every six months on February 15th and August 15th, with the first interest payment made on August 15, 2013 (subject to the payment of certain additional interest in connection with registering the notes under the Securities Act). The 5¾% Senior Notes were issued pursuant to the 5¾% Senior Notes Indenture, dated as of February 8, 2013 (the “Notes Closing Date”), by and among Products Corporation, Products Corporation’s domestic subsidiaries (the “Guarantors”), which also currently guarantee Products Corporation’s Amended Term Loan Facility and Amended Revolving Credit Facility, and U.S. Bank National Association, as trustee. The Guarantors issued guarantees (the “Guarantees”) of Products Corporation’s obligations under the 5¾% Senior Notes and the 5¾% Senior Notes Indenture on a joint and several, senior unsecured basis. In January 2014, the Colomer U.S. Subsidiaries became additional guarantors under Products Corporation’s Amended Term Loan Facility and Amended Revolving Credit Facility and the 5¾% Senior Notes Indenture.
In December 2013, Products Corporation consummated an offer to exchange the original 5¾% Senior Notes for $500 million of new 5¾% Senior Notes, which have substantially the same terms as the original 5¾% Senior Notes, except that they are registered under the Securities Act (such registered new notes being the “5¾% Senior Notes”).
Products Corporation used a portion of the $491.2 million of net proceeds from the issuance of the 5¾% Senior Notes (net of underwriters' fees) to repay and redeem all of the $330.0 million outstanding aggregate principal amount of its 9¾% Senior Secured Notes, as well as to pay $8.6 million of accrued interest. Products Corporation incurred an aggregate of $19.4 million of fees for the applicable redemption and tender offer premiums, related fees and expenses in connection with redemption and repayment of the 9¾% Senior Secured Notes and other fees and expenses in connection with the issuance of the 5¾% Senior Notes. Products Corporation used a portion of the remaining proceeds from the issuance of the 5¾% Senior Notes, together with existing cash, to pay approximately $113.0 million of principal on its 2011 Term Loan in conjunction with the February 2013 Term Loan Amendments. Products Corporation used the remaining balance available from the issuance of the 5¾% Senior Notes for general corporate purposes, including, without limitation, debt reduction transactions, such as repaying to Revlon, Inc. at maturity on October 8, 2013 the $48.6 million principal amount due under the Contributed Loan, which Revlon, Inc. used to pay the liquidation preference of Revlon, Inc.'s Series A Preferred Stock in connection with its mandatory redemption on such date.
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
Covenants
Products Corporation was in compliance with all applicable covenants under its 5¾% Senior Notes Indenture as of December 31, 2014 and 2013.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Spanish Government Loan
In connection with the Colomer Acquisition, the Company acquired the Colomer Group's euro-denominated loan payable to the Spanish government (the "Spanish Government Loan"), which loan had $0.7 million aggregate principal amount outstanding as of December 31, 2014 (based on foreign exchange rates in effect as of such date).  The Spanish Government Loan does not bear interest and is payable in 10 equal installments on June 30th of each year beginning in 2016 through 2025.
Impact of Foreign Currency Translation – Venezuela
During 2014, 2013 and 2012, Revlon Venezuela's net sales were de minimis, representing approximately 1% of the Company’s consolidated net sales for each of 2014 and 2013, and 2% of the Company’s consolidated net sales for 2012. At December 31, 2014 and December 31, 2013, Revlon Venezuela's assets were de minimis, representing approximately 1% of the Company’s total assets, respectively.
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
Venezuela - Currency Restrictions: Currency restrictions enacted by the Venezuelan government which began in 2003 became more restrictive and have impacted Revlon Venezuela’s ability to obtain U.S. Dollars in exchange for Venezuelan Bolivars ("Bolivars") at the official foreign exchange rates from the Venezuelan government and its foreign exchange commission, the Comisión de Administracion de Divisas (“CADIVI”). In May 2010, the Venezuelan government took control over the previously freely-traded foreign currency exchange market and, in June 2010, replaced it with a new foreign currency exchange system, the Sistema de Transacciones en Moneda Extranjera (“SITME”). In the second quarter of 2011, the Company began using a SITME rate of 5.5 Bolivars per U.S. Dollar to translate Revlon Venezuela’s financial statements, as this was the rate at which the Company accessed U.S. Dollars in the SITME market during this period (the “SITME Rate”). Through December 31, 2012, the Company continued using the SITME Rate to translate Revlon Venezuela’s financial statements.
Venezuela - 2013 Currency Devaluation: In February 2013, the Venezuelan government announced the devaluation of the Venezuela Bolivar relative to the U.S. Dollar, changing the official exchange rate to 6.3 Bolivars per U.S. Dollar (the "Official Rate"). The Venezuelan government also announced that the SITME currency market administered by Venezuela's central bank would be eliminated, and as a result, the Company began using the Official Rate of 6.3 Bolivars per U.S. Dollar to translate Revlon Venezuela’s financial statements beginning in 2013. To reflect the impact of the currency devaluation, a one-time foreign currency loss of $0.6 million was recorded in earnings during the first quarter of 2013 as a result of the required re-measurement of Revlon Venezuela’s monetary assets and liabilities.
Venezuela - 2014 Currency Devaluation: In January 2014, the Venezuela government announced that the CADIVI would be replaced by the government-operated National Center of Foreign Commerce (the "CENCOEX"), and indicated that the Sistema Complementario de Administración de Divisas (“SICAD”) market would continue to be offered as an alternative foreign currency exchange. Additionally, a parallel foreign currency exchange system, SICAD II, started functioning in March 2014 and allows companies to apply for the purchase of foreign currency and foreign currency denominated securities for any legal use or purpose. The SICAD II exchange system has had an average transaction rate to the Company of approximately 53 Bolivars per U.S. Dollar (the “SICAD II Rate”). Throughout 2014, the Company exchanged Bolivars for U.S. Dollars to the extent permitted through the various foreign currency markets available based on its ability to participate in those markets. Prior to June 30, 2014, the Company utilized the Official Rate of 6.3 Bolivars per U.S. Dollar. Following a consideration of the Company's specific facts and circumstances, which included its legal ability and intent to participate in the SICAD II exchange market to import finished goods into Venezuela, the Company determined that it was appropriate to utilize the SICAD II Rate of 53 Bolivars per U.S. Dollar to translate Revlon Venezuela’s financial statements beginning on June 30, 2014. As a result, the Company recorded a foreign currency loss of $6.0 million in the second quarter of 2014 related to the required re-measurement of Revlon Venezuela’s monetary assets and liabilities. For 2014, the change to the SICAD II Rate of 53 Bolivars per U.S. Dollar, as compared to the Official Rate of 6.3 Bolivars per U.S. Dollar, had the impact of reducing the Company's consolidated net sales by $16.2 million and reducing the Company's consolidated operating income by $8.4 million.
Volume restrictions on the conversion of the Bolivar to the U.S. Dollar limits Revlon’s purchasing activity for Venezuela. The use of the SICAD II Rate in lieu of the Official Rate to translate Revlon Venezuela's financial statements will have a negative impact on Revlon Venezuela's results of operations going forward. Current or additional governmental restrictions, worsening import authorization controls, price and profit controls or labor unrest in Venezuela could have further adverse impacts on the Company’s business and results of operations in Venezuela. See Part I, Item 1A, "Risk Factors" - “The Company's foreign operations are subject to a variety of social, political and economic risks and have been, and are expected to continue to be, affected by foreign currency fluctuations, currency controls and/or government-mandated pricing controls, which could have a material adverse effect

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

on the results of the Company's business, financial condition and/or results of operations and the value of its foreign assets” in this Form 10-K.

Sources and Uses
The Company’s principal sources of funds are expected to be operating revenues, cash on hand and funds available for borrowing under the Amended Revolving Credit Facility and other permitted lines of credit. The Amended Credit Agreements, and the 5¾% Senior Notes Indenture contain certain provisions that by their terms limit Products Corporation and its subsidiaries’ ability to, among other things, incur additional debt.
The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, debt service payments and costs, cash tax payments, pension and other post-retirement benefit plan contributions, payments in connection with the Company’s restructuring programs, costs related to the continuing integration of the Colomer Acquisition, severance not otherwise included in the Company’s restructuring programs, debt and/or equity repurchases, if any, costs related to litigation and payments in connection with discontinuing non-core business lines and/or exiting certain territories. The Company’s cash contributions to its pension and post-retirement benefit plans in 2014 were $18.9 million. The Company expects cash contributions to its pension and post-retirement benefit plans to be approximately $20 million in the aggregate for 2015. The Company’s cash taxes paid in 2014 were $20.9 million. The Company expects to pay cash taxes of approximately $20 million in the aggregate for 2015. The Company’s purchases of permanent wall displays and capital expenditures in 2014 were $45.3 million and $55.5 million, respectively. The Company expects purchases of permanent wall displays and capital expenditures to be approximately $50 million and $55 million, respectively, in the aggregate for 2015. In 2014, the Company paid total cash for its discontinued operations in China of approximately $13 million, which is in addition to restructuring cash payments for the December 2013 Program.
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
Continuing to execute the Company’s business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands, divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining the Company’s approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, including optimizing the integration of the Colomer Acquisition. The Company plans to continue to integrate the operations of Colomer into the Company’s business and expects to achieve approximately $30.0 million to $35.0 million of annualized cost reductions by the end of 2015 (approximately $17.0 million of which benefited the Company's 2014 results) at a cost of approximately $50 million in the aggregate over 2013 through 2015. Any of these actions, the intended purpose of which would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities. Any such activities may be funded with cash on hand, funds available under the Amended Revolving Credit Facility and/or other permitted additional sources of capital, which actions could increase the Company’s total debt.
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
The Company expects that operating revenues, cash on hand and funds available for borrowing under the Amended Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to pay its operating expenses for 2015, including expenses in connection with the execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, debt service payments and costs, tax payments, pension and other post-retirement plan contributions, payments in connection with the Company’s restructuring programs, integration costs related to the Colomer Acquisition, severance not otherwise included in the Company’s restructuring programs, debt and/or equity repurchases, if any, and costs related to litigation.
There can be no assurance that available funds will be sufficient to meet the Company’s cash requirements on a consolidated basis. If the Company’s anticipated level of revenues is not achieved because of, among other things, decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products in either the Consumer or

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Professional segment; adverse changes in currency exchange rates, currency controls and/or government-mandated pricing controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors; changes in consumer purchasing habits, including with respect to shopping channels; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; changes in pricing or promotional strategies by the Company's customers; or less than anticipated results from the Company’s existing or new products or from its advertising, promotional and/or marketing plans; or if the Company’s expenses, including, without limitation, for restructuring costs, acquisition and integration costs (including, without limitation, costs related to the continued integration of the Colomer Acquisition), costs related to litigation, advertising, promotional and marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet the Company’s cash requirements.
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

Derivative Financial Instruments
Foreign Currency Forward Exchange Contracts
Products Corporation enters into FX Contracts and option contracts from time to time to hedge certain net cash flows denominated in currencies other than the local currencies of the Company’s foreign and domestic operations. The FX Contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. At December 31, 2014, the FX Contracts outstanding had a notional amount of $7.6 million and a net asset fair value of $0.2 million.
Interest Rate Swap Transaction
In November 2013, Products Corporation executed a forward-starting floating-to-fixed interest rate swap transaction with a 1.00% floor, based on a notional amount of $400 million in respect of indebtedness under the Acquisition Term Loan over a period of three years. The Company designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments related to its Acquisition Term Loan with respect to the $400 million notional amount over the three-year term of the 2013 Interest Rate Swap. Under the terms of the 2013 Interest Rate Swap, Products Corporation will receive from the counterparty a floating interest rate based on the higher of three-month USD LIBOR or 1.00% commencing in May 2015, while paying a fixed interest rate payment to the counterparty equal to 2.0709% (which effectively fixes the interest rate on such notional amount at 5.0709% over the three-year term of the 2013 Interest Rate Swap). For the year ended December 31, 2014, the 2013 Interest Rate Swap was deemed effective and therefore the changes in fair value related to the 2013 Interest Rate Swap have been recorded in Other Comprehensive (Loss) Income in the Consolidated Financial Statements. The fair value of the Company's 2013 Interest Rate Swap at December 31, 2014 was a liability of $3.5 million.
Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of the derivative instruments in asset positions, which totaled $0.2 million and $3.5 million as of December 31, 2014 and December 31, 2013, respectively. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties. Given the current credit standing of the counterparties to the Company's derivative instrument, the Company believes the risk of loss arising from any non-performance by any of the counterparties under these derivative instruments is remote.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Disclosures about Contractual Obligations and Commercial Commitments
The following table aggregates all contractual obligations and commercial commitments that affect the Company's financial condition and liquidity position as of December 31, 2014:

	Payments Due by Period (dollars in millions)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt, including current portion (a)	$1,863.9	$31.5	$673.4	$658.7	$500.3
Interest on long-term debt (b)	388.6	81.0	161.6	102.9	43.1
Capital lease obligations	7.7	3.7	3.7	0.3	—
Operating leases (c)	146.2	25.7	36.1	25.7	58.7
Purchase obligations (d)	91.2	89.6	1.6	—	—
Other long-term obligations (e)	115.0	69.5	31.1	14.2	0.2
Total contractual obligations	$2,612.6	$301.0	$907.5	$801.8	$602.3

(a)
Consists primarily of (i) the 675.0 million aggregate principal amount outstanding under the 2011 Term Loan as of December 31, 2014; (ii) the 693.0 million aggregate principal amount outstanding under the Acquisition Term Loan as of December 31, 2014; and (iii) the $500.0 million aggregate principal amount outstanding under the 5¾% Senior Notes as of December 31, 2014.

(b)	Consists of interest through the respective maturity dates on the outstanding debt discussed in (a) above; based on interest rates under such debt agreements as of December 31, 2014.

(c)
Included in the obligations for operating leases as of December 31, 2014 is the lease for the Company's new headquarters in New York City, which includes minimum lease payments in the aggregate of approximately $70 million over the 15-year term.

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
Sales Returns:
The Company allows customers, primarily within its Consumer segment, to return their unsold products when they meet certain company-established criteria as outlined in the Company’s trade terms. The Company regularly reviews and revises, when deemed necessary, the Company’s estimates of sales returns based primarily upon historical returns experience, planned product discontinuances and promotional sales, which would permit customers to return items based upon the Company’s trade terms. The Company records estimated sales returns as a reduction to sales and cost of sales, and an increase in accrued liabilities and inventories.
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
The Company selected a weighted-average discount rate of 3.89% in 2014 as compared to a discount rate 4.68% in 2013 for the Company’s U.S. defined benefit pension plans. The Company selected a weighted-average discount rate for the Company’s international defined benefit pension plans of 3.74% in 2014, representing a decrease from the 4.48% weighted-average discount rate selected in 2013. The discount rates are used to measure the benefit obligations at the measurement date and the net periodic benefit income/cost for the subsequent calendar year and are reset annually using data available at the measurement date. The changes in the discount rates used for 2014 were primarily due to observed decreases in long-term interest yields on high-quality corporate bonds during 2014. At December 31, 2014, the decrease in the discount rates from December 31, 2013 had the effect of increasing the Company’s projected pension benefit obligation by approximately $55 million.
In selecting its expected long-term rate of return on its plan assets, the Company considers a number of factors, including, without limitation, recent and historical performance of plan assets, the plan portfolios' asset allocations over a variety of time periods compared with third-party studies, the performance of the capital markets in recent years and other factors, as well as

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

advice from various third parties, such as the plans' advisors, investment managers and actuaries. While the Company considered both the recent performance and the historical performance of plan assets, the Company’s assumptions are based primarily on its estimates of long-term, prospective rates of return. The difference between actual and expected return on plan assets is reported as a component of accumulated other comprehensive income. Those gains or losses that are subject to amortization over future periods will be recognized as a component of the net periodic benefit cost in such future periods. For the Company’s U.S. defined benefit pension plans, the expected long-term rate of return on the pension plan assets used was 7.75% for both 2014 and 2013. The weighted average expected long-term rate of return used for the Company’s international plans was 6.00% for both 2014 and 2013. For 2014, the Company's pension plans had actual return on assets of $37.6 million, as compared with expected return on assets of $41.3 million. The resulting net deferred loss of $3.7 million, when combined with gains and losses from previous years, will be amortized over periods ranging from approximately 10 to 30 years. The actual return on plan assets was below expectations, primarily related to the Company's U.S. plan assets, due to lower returns in developed equity markets.
The table below reflects the Company’s estimates of the possible effects that changes in the discount rates and expected long-term rates of return would have had on its 2014 net periodic benefit costs and its projected benefit obligation at December 31, 2014 for the Company’s principal defined benefit pension plans, with all other assumptions remaining constant:

	Effect of		Effect of
	25 basis points increase		25 basis points decrease
	Net periodic benefit costs	Projected pension benefit obligation	Net periodic benefit costs	Projected pension benefit obligation
Discount rate	$(0.1)	$(22.0)	$—	$22.8
Expected long-term rate of return	(1.4)	—	1.4	—
The rate of future compensation increases is another assumption used by the Company’s third party actuarial consultants for pension accounting. The rate of future compensation increases used for the Company’s projected pension benefit obligation in both 2014 and 2013 was 3.0% for the U.S. defined benefit pension plans, excluding the Revlon Employees’ Retirement Plan and the Revlon Pension Equalization Plan, as the rate of future compensation increases is no longer relevant to such plans due to plan amendments which effectively froze the plans as of December 31, 2009.
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
To determine the fiscal 2015 net periodic benefit income/cost, the Company is using weighted-average discount rates of 3.89% and 3.74% and long-term rates of return on pension plan assets of 7.5% and 6.00% for its U.S. and international defined benefit pension plans, respectively. The Company expects that the aforementioned decrease in the discount rate and the actual return on plan assets in 2015 will result in net periodic benefit income of approximately $3 million for 2015, as compared to net periodic benefit income of $5.4 million in 2014.
Goodwill and Acquired Intangible Assets:
In determining the fair values of net assets acquired, including trade names, customer relationships and other intangible assets, and resulting goodwill related to the Company's business acquisitions, the Company considers, among other factors, the analyses of historical financial performance and an estimate of the future performance of the acquired business. The fair values of the acquired intangible assets are primarily calculated using a discounted cash flow approach.
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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Goodwill totaled $464.1 million and $472.3 million as of December 31, 2014 and 2013, respectively. As of December 31, 2014, goodwill of $246.2 million and indefinite-lived intangible assets of $101.3 million, which were acquired in connection with the 2013 Colomer Acquisition, are included within the Professional segment. The Consumer segment had goodwill of $217.9 million at December 31, 2014.
Goodwill and indefinite-lived intangible assets are not amortized, but rather are reviewed annually for impairment using September 30th carrying values, or when there is evidence that events or changes in circumstances indicate that the current carrying amounts may not be recovered. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to any such excess. Goodwill is tested for impairment at the reporting unit level.
Due to the financial performance of the Professional segment since the Colomer Acquisition in October 2013, the negative equity of the Consumer segment and the Company's current market capitalization, the Company performed a qualitative assessment to determine whether it would be necessary to perform the two-step goodwill impairment test and to assess the Company's indefinite-lived intangible assets for indicators of impairment. For both 2014 and 2013, it was determined, based on the results of the qualitative analysis, that it is more likely than not that the fair value of each of the Company's reporting units and indefinite-lived intangible assets exceeded their carrying amounts. The Company did not record any impairment of goodwill during the years ended December 31, 2014, 2013 or 2012. As of December 31, 2014, there were no significant events since the timing of the Company’s annual impairment test that would have triggered additional impairment testing.
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
The Company recognizes deferred tax assets and liabilities for the future impact of differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which management expects that the Company will recover or settle those differences. The realization of the deferred tax assets is primarily dependent on forecasted future taxable income. The Company has established valuation allowances for deferred tax assets when management has determined that it is more likely than not that the Company will realize a tax benefit. In 2012, the Company recognized a non-cash benefit of $15.8 million related to a reduction of the Company’s deferred tax valuation allowance on certain of its net deferred tax assets for certain jurisdictions within the U.S. Any reduction in estimated forecasted future taxable income may require the Company to record valuation allowances against deferred tax assets on which a valuation allowance was not previously established. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Provision for (benefit from) income taxes,” for further discussion.
The Company recognizes a tax position in its financial statements when it is more likely than not that the position will be sustained upon examination, based on the merits of such position.

Recently Adopted Accounting Pronouncements
In March 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-04, “Accounting for Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date,” which requires an entity to record an obligation resulting from joint and several liability arrangements at the greater of the amount that the entity has agreed to pay or the amount the entity expects to pay. Additional disclosures about joint and several liability arrangements is also required. The Company adopted ASU No. 2013-04 on January 1, 2014, and is required to be applied retrospectively for obligations that existed at this date. The adoption of ASU No. 2013-04 did not have an impact on the Company's results of operations, financial condition or financial statement disclosures.
In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters: Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” which clarifies the applicable guidance for a parent company's accounting for the release of the cumulative translation adjustment into net income. This guidance is effective for fiscal periods beginning after December 15, 2013, and is to be applied prospectively to derecognition events occurring after the effective date. The Company adopted ASU No. 2013-05 on January 1, 2014 and its adoption did not have a material impact on the Company's results of operations, financial condition or financial statement disclosures.
In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations Topic 805, Pushdown Accounting." The new standard eliminates previous pushdown accounting requirements and provides the option to apply pushdown accounting in separate financial statements upon a change-in-control event. The election is available to the acquired company, as well as to any

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

direct or indirect subsidiaries of the acquired company. Each acquired company or any of its subsidiaries can make its own election independently. The new standard is effective immediately for all new change-in-control events or those occurring in periods for which financial statements have not yet been issued. Accordingly, a company can make an election regarding pushdown accounting for a change-in-control event that occurred in any open financial reporting period. The adoption of ASU No. 2014-17 upon its issuance did not have an impact on the Company's results of operations, financial condition or financial statement disclosures.
Recently Issued Accounting Standards or Updates Not Yet Effective
In April 2014, the FASB issued ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which changes the requirements for reporting discontinued operations under Accounting Standards Codification ("Codification") Topic 205. Under ASU No. 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment or (iv) other major parts of an entity. ASU No. 2014-08 no longer precludes presentation as a discontinued operation if (i) there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations or (ii) there is significant continuing involvement with a component after its disposal. Additional disclosures about discontinued operations will also be required. The guidance is effective for annual periods beginning on or after December 15, 2014, and is to be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The Company adopted ASU No. 2014-08 on a prospective basis beginning January 1, 2015 and the Company will assess the impact that the new standard will have on the Company's results of operation, financial condition and financial statement disclosures at the time a transaction for which the standard is applicable occurs.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which supersedes the revenue recognition requirements in the Accounting Standards Codification Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the new ASU No. 2014-09 is for companies to recognize revenue from the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. The guidance is effective for annual and interim periods beginning after December 15, 2016, with early adoption prohibited. The Company expects to adopt ASU No. 2014-09 beginning January 1, 2017 and the Company is in the process of assessing the impact that the new guidance will have on the Company's results of operations, financial condition and financial statement disclosures.
In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" that will explicitly require management to assess an entity's ability to continue as a going concern and to provide related footnote disclosures if conditions give rise to substantial doubt. According to the new standard, substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. The likelihood threshold of "probable," similar to its current use in U.S. GAAP for loss contingencies, will be used to define substantial doubt. Disclosures will be required if conditions give rise to substantial doubt, including whether and how management's plans will alleviate the substantial doubt. The guidance is effective for annual periods beginning after December 15, 2015, with early adoption prohibited. The Company expects to adopt ASU No. 2014-15 beginning January 1, 2016 and is in the process of assessing the impact that the new guidance will have on the Company's results of operations, financial condition and financial statement disclosures.
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
Effective January 1, 2010, the Company determined that the Venezuelan economy should be considered a highly inflationary economy under U.S. GAAP based upon a blended inflation index of the Venezuelan National Consumer Price Index (“NCPI”) and the Venezuelan Consumer Price Index (“CPI”). (See “Financial Condition, Liquidity and Capital Resources - Impact of Foreign Currency Translation - Venezuela” for details regarding the designation of Venezuela as a highly inflationary economy effective January 1, 2010, the Venezuelan government’s announcement of the devaluation of its local currency on February 8, 2013, and the impact to the Company of the designation of the Sistema Complementario de Administración de Divisas (“SICAD”) market as an alternative foreign currency exchange.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

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
The table below provides information about the Company's indebtedness as of December 31, 2014 that is sensitive to changes in interest rates. The table presents cash flows with respect to principal on indebtedness and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the U.S. Dollar LIBOR yield curve at December 31, 2014. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency:

	Expected Maturity Date for the year ended December 31,
	(dollars in millions, except for rate information)
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value December 31, 2014
Debt
Short-term variable rate (various currencies)	$4.8						$4.8	$4.8
Average interest rate (a)	4.7%
Short-term fixed rate (third party - EUR)	1.8						1.8	1.8
Average interest rate	11.9%
Long-term fixed rate – third party (USD)						$500.0	500.0	497.5
Average interest rate						5.75%
Long-term fixed rate – third party (EUR)		$0.1	$0.1	$0.1	$0.1	0.3	0.7	0.7
Average interest rate		0.0%	0.0%	0.0%	0.0%	0.0%
Long-term variable rate – third party (USD) (b)	31.5	6.9	669.7	6.9	653.0		1,368.0	1,345.8
Average interest rate (a)(c)	3.9%	4.2%	3.9%	4.8%	5.0%
Total debt	$38.1	$7.0	$669.8	$7.0	$653.1	$500.3	$1,875.3	$1,850.6

(a)	Weighted average variable rates are based upon implied forward rates from the U.S. Dollar LIBOR and Euribor yield curves at December 31, 2014.

(b)
Includes total quarterly amortization payments required within each year under the Acquisition Term Loan, as well as the required $24.6 million “excess cash flow” prepayment to be made on or before April 10, 2015 under the Amended Term Loan Agreement. The 2017 amount includes the aggregate principal amount expected to be outstanding under the 2011 Term Loan which matures on November 19, 2017 and the 2019 amount includes the aggregate principal amount expected to be outstanding under the Acquisition Term Loan assuming a maturity date of October 9, 2019, in each case after giving effect to amortization payments and the excess cash flow prepayment.

(c)
At December 31, 2014, the Acquisition Term Loan bears interest at the Eurodollar Rate (as defined in the Amended Term Loan Agreement) plus 3.00% per annum (with the Eurodollar Rate not to be less than 1.00%). As a result of the February 2014 Term Loan Amendment, the 2011 Term Loan bears interest at the Eurodollar Rate plus 2.5% per annum (with the Eurodollar Rate not to be less than 0.75%). For discussion of the February 2014 Term Loan Amendment, which reduced interest rates on the 2011 Term Loan, refer to Note 11, "Long-Term Debt," to the Consolidated Financial Statements in this Form 10-K.

If any of LIBOR, Euribor, the base rate, the U.S. federal funds rate or such equivalent local currency rate increases, Products Corporation's debt service costs will increase to the extent that Products Corporation has elected such rates for its outstanding loans. Based on the amounts outstanding under the Amended Credit Agreements, and other short-term borrowings (which, in the aggregate, are Products Corporation’s only debt currently subject to floating interest rates) as of December 31, 2014, an increase in both LIBOR and Euribor of 1% would increase the Company’s annual interest expense by $13.9 million.
In November 2013, Products Corporation executed the 2013 Interest Rate Swap, which is a forward-starting, floating-to-fixed interest rate swap transaction with a 1.00% floor, based on a notional amount of $400 million in respect of indebtedness under the Acquisition Term Loan over a period of three years. The Company designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments related to its Acquisition Term Loan with respect to

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

the $400 million notional amount over the three-year term of the 2013 Interest Rate Swap. Under the terms of the 2013 Interest Rate Swap, Products Corporation will receive from the counterparty a floating interest rate based on the higher of three-month USD LIBOR or 1.00% commencing in May 2015, while paying a fixed interest rate payment to the counterparty equal to 2.0709% (which effectively fixes the interest rate on such notional amounts at 5.0709% over the three-year term of the 2013 Interest Rate Swap). The fair value of the Company's 2013 Interest Rate Swap at December 31, 2014 was a liability of $3.5 million.
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

Forward Contracts (“FC”)	Average Contractual Rate $/FC	Original US Dollar Notional Amount	Contract Value December 31, 2014	Asset Fair Value December 31, 2014
Sell Canadian Dollars/Buy USD	0.8916	$1.7	$1.7	$—
Sell New Zealand Dollars/Buy USD	0.7722	1.5	1.5	—
Sell Hong Kong Dollars/Buy USD	0.1289	1.4	1.4	—
Sell Australian Dollars/Buy USD	0.9027	1.0	1.1	0.1
Sell Japanese Yen/Buy USD	0.0097	0.6	0.7	0.1
Sell South African Rand/Buy USD	0.0895	0.5	0.5	—
Sell Canadian Dollars/Buy Euros	1.4574	0.4	0.4	—
Buy Australian Dollars/Sell NZ dollars	1.0776	0.3	0.3	—
Sell Danish Krone/Buy Euros	7.4460	0.2	0.2	—
Total forward contracts		$7.6	$7.8	$0.2

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 and in making this assessment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 1992 Internal Control-Integrated Framework in accordance with the standards of the Public Company Accounting Oversight Board (United States).
The Company's management determined that the Company's internal control over financial reporting was effective as of December 31, 2014.
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
(c) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Forward-Looking Statements
This Annual Report on Form 10-K for the year ended December 31, 2014, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates (whether qualitative or quantitative) as to:

(i)	the Company's future financial performance;

(ii)
the effect on sales of decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products in either the Consumer or Professional segment; adverse changes in currency exchange rates, currency controls and/or government-mandated pricing controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors, changes in consumer purchasing habits, including with respect to shopping channels; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; changes in pricing or promotional strategies by the Company's customers; less than anticipated results from the Company’s existing or new products or from its advertising, promotional and/or marketing plans; or if the Company’s expenses, including, without limitation, for pension expense under its benefit plans, acquisition-related integration costs (including, without limitation, costs related to the continued integration of the Colomer Acquisition), costs related to litigation, advertising, promotional and marketing activities, or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses;

(iii)
the Company's belief that the continued execution of its business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

products, acquiring businesses or brands, divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, including optimizing the integration of the Colomer Acquisition (including the Company’s plans to continue to integrate the operations of Colomer into the Company’s business and its expectations that the Integration Program will deliver cost reductions throughout the combined organization by generating cost synergies and operating efficiencies within the Company's global supply chain and consolidating offices and back office support, and other actions which are designed to reduce selling, general and administrative expenses, and achieve approximately $30.0 million to $35.0 million of annualized cost reductions by the end of 2015, approximately $17.0 million of which benefited the Company's 2014 results, while recognizing approximately $50 million, in the aggregate over 2013 through 2015, of total restructuring charges, capital expenditures (including expected integration-related capital expenditures of approximately $7 million, $4.4 million of which was paid during 2014 with the remainder expected to be paid in 2015) and related non-restructuring costs, any of which, the intended purpose of which would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities, which activities may be funded with cash on hand, funds available under the Amended Revolving Credit Facility and/or other permitted additional sources of capital, which actions could increase the Company’s total debt;

(iv)
the Company’s vision to establish Revlon as the quintessential and most innovative beauty company in the world by offering products that make consumers feel attractive and beautiful and to inspire its consumers to express themselves boldly and confidently; and the Company's expectations regarding its strategic goal to optimize the market and financial performance of its portfolio of brands and assets by: (a) managing financial drivers for value creation through gross profit margin expansion, which includes optimizing price, allocating sales allowances to maximize our return on trade spending, reducing costs across our global supply chain and eliminating non-value added general and administrative costs in order to fund reinvestment to facilitate growth; (b) grow profitability through intensive innovation and geographical expansion by creating fewer, bigger and better innovations across our brands that are relevant, unique, impactful, distinctive and ownable; pursuing organic growth opportunities within our existing brand portfolio and existing channels; and pursuing opportunities to expand our geographical presence; (c) improving our cash flows through, among other things, continued effective management of our working capital and by focusing on appropriate return on capital spending; and (d) attracting, developing and supporting employees who fit into our innovative culture and inspire the creative drive that represents the foundation of our vision and execution of our strategy;

(v)
the effect of restructuring activities, restructuring costs and charges, the timing of restructuring payments and the benefits from such activities; including, without limitation, the Company’s expectation (i) that total restructuring and related charges related to the Integration Program will be approximately $25 million, with $20.1 million of charges recognized during 2014 and any remaining charges to be recognized in 2015; (ii) that cash payments related to the restructuring and related charges in connection with the Integration Program will total approximately $24 million, of which $9.6 million was paid in 2014 and the majority of the remaining balance is expected to be paid in 2015; (iii) that total restructuring and related charges under the December 2013 Program will be approximately $18.9 million; (iv) that cash payments will total approximately $17 million related to the December 2013 Program, of which $15.5 million was paid during 2014, $0.1 million was paid in 2013, and the remaining balance of $1.4 million is expected to be paid in 2015; (v) that total cash paid for its discontinued operations in China will be approximately $13 million, which is in addition to restructuring cash payments for the December 2013 Program; (vi) that annualized cost reductions related to the December 2013 Program will be approximately $11 million in the aggregate in 2015 and thereafter; and (vii) that the Company expects to substantially complete the Integration Program by the end of 2015;

(vi)
the Company’s expectation that operating revenues, cash on hand and funds available for borrowing under Products Corporation's Amended Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2015, including the cash requirements referred to in item (viii) below, and the Company's beliefs that (a) the cash generated by its domestic operations and availability under the Amended Revolving Credit Facility and other permitted lines of credit should be sufficient to meet its domestic liquidity needs for at least the next twelve months, and (b) restrictions or taxes on repatriation of foreign earnings will not have a material effect on the Company's liquidity during such period;

(vii)
the Company’s expected principal sources of funds, including operating revenues, cash on hand and funds available for borrowing under Products Corporation's Amended Revolving Credit Facility and other permitted lines of credit, as well as the availability of funds from the Company taking certain measures, including, among other things, reducing discretionary spending;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

(viii)
the Company's expected principal uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy; payments in connection with the Company's purchases of permanent wall displays; capital expenditure requirements; debt service payments and costs, cash tax payments, pension and other post-retirement benefit plan contributions; payments in connection with the Company's restructuring programs; costs related to the continuing integration of the Colomer Acquisition; severance not otherwise included in the Company’s restructuring programs; debt and/or equity repurchases, if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting certain territories (including, without limitation, that the Company may also, from time to time, seek to retire or purchase its outstanding debt obligations and/or equity in open market purchases, in privately negotiated transactions or otherwise and may seek to refinance some or all of its indebtedness based upon market conditions and that any retirement or purchase of debt and/or equity may be funded with operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material); and its estimates of the amount and timing of such operating and other expenses;

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

(xv)
the Company’s beliefs and expectations regarding certain benefits of the Colomer Acquisition, including that it provides the Company with broad brand, geographic and channel diversification and substantially expands the Company's business, providing both distribution into new channels and cost synergy opportunities; and

(xvi)	the Company's plans in connection with continuing to integrate Colomer into the Company's business and to implement a company-wide, SAP ERP system.
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
Investors are advised, however, to consult any additional disclosures the Company made or may make in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC in 2015 and 2014 (which, among other places, can be found on the SEC's website at http://www.sec.gov). Except as expressly set forth in this Form 10-K, the information available from time to time on such website shall not be deemed incorporated by reference into this Annual Report on Form 10-K. A number

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

of important factors could cause actual results to differ materially from those contained in any forward-looking statement. In addition to factors that may be described in the Company's filings with the SEC, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:

(i)
unanticipated circumstances or results affecting the Company's financial performance, including decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products in either the Consumer or Professional segment; adverse changes in currency exchange rates, currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company's competitors; changes in consumer preferences, such as reduced consumer demand for the Company's color cosmetics and other current products, including new product launches; changes in consumer purchasing habits, including with respect to shopping channels; lower than expected customer acceptance or consumer acceptance of, or less than anticipated results from, the Company’s existing or new products; higher than expected restructuring costs, acquisition-related integration costs, including, without limitation, costs related to the continued integration of the Colomer Acquisition; higher than expected pension expense and/or cash contributions under its benefit plans, costs related to litigation, advertising, promotional and/or marketing expenses or lower than expected results from the Company’s advertising, promotional and/or marketing plans; higher than expected sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise or decreased sales of the Company’s existing or new products; actions by the Company’s customers, such as inventory management and greater than anticipated space reconfigurations or reductions in display space and/or product discontinuances or a greater than expected impact from pricing or promotional strategies by the Company's customers; and changes in the competitive environment and actions by the Company's competitors, including business combinations, technological breakthroughs, new product offerings, increased advertising, promotional and marketing spending and advertising, promotional and/or marketing successes by competitors;

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

(iii)
unanticipated costs or difficulties or delays in completing projects associated with the continued execution of the Company’s business strategy or lower than expected revenues or the inability to create value through improving our financial performance as a result of such strategy, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more brands or product lines, launching of new product lines, including higher than expected expenses, including for sales returns, for launching its new products, acquiring businesses or brands, divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining its approach to retail merchandising, and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company’s manufacturing, sourcing, supply chain or organizational size and structure, including optimizing the integration of the Colomer Acquisition (including difficulties or delays in and/or the Company’s inability to continue to integrate the Colomer business which could result in less than expected cost reductions, more than expected costs to achieve the expected cost reductions or delays in achieving the expected cost reductions and/or less than expected benefits from the Integration Program, more than expected costs in implementing such program and/or difficulties or delays, in whole or in part, in executing the Integration Program), as well as the unavailability of cash on hand and/or funds under the Amended Revolving Credit Facility or from other permitted additional sources of capital to fund such potential activities;

(iv)
difficulties, delays in or less than expected results from the Company’s efforts to optimize the market and financial performance of its portfolio of brands and assets due to, among other things, less than effective product development, less than expected acceptance of its new or existing products by consumers, salon professionals and/or customers in the Consumer or Professional segments, less than expected acceptance of its advertising, promotional and/or marketing plans and/or brand communication by consumers, salon professionals and/or customers in the Consumer or Professional segments, less than expected investment in advertising, promotional and/or marketing activities or greater than expected competitive investment, less than expected levels of advertising, promotional and/or marketing activities for its new product launches and/or less than expected levels of execution with its customers in the Consumer or Professional segments or higher than expected costs and expenses, as well as due to (i) difficulties, delays in or less than expected results from the Company’s efforts to manage financial drivers for value creation, such as due to higher than expected costs; (ii) difficulties, delays in or less than expected results from the Company’s efforts to grow profitability through intensive innovation and geographical expansion, such as less than effective product development and/or difficulties, delays in and/or the Company's inability to consummate transactions to expand its geographical presence; (iii) difficulties, delays in or less than expected results from the Company's efforts to improve

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

cash flow; (iv) difficulties, delays in and/or the inability to attract or retain employees essential to the execution of our strategy;

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

(viii)
higher than expected operating expenses, sales returns, working capital expenses, permanent wall display costs, capital expenditures, debt service payments, cash tax payments, cash pension plan contributions, other post-retirement benefit plan contributions and/or net periodic benefit costs for the pension and other post-retirement benefit plans, costs related to the continuing integration of the Colomer Acquisition, restructuring costs, severance and discontinued operations not otherwise included in the Company’s restructuring programs, debt and/or equity repurchases, costs related to litigation and/or payments in connection with discontinuing non-core business lines and/or exiting certain territories;

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

(xiv)	unexpected effects on the Company’s business, financial condition and/or its results of operations as a result of legal proceedings; and

(xv)
difficulties or delays in realizing, or less than anticipated, benefits from the Colomer Acquisition, such as (i) less than expected cost reductions, more than expected costs to achieve the expected cost reductions or delays in achieving the expected cost reductions, such as due to difficulties or delays in and/or the Company’s inability to continue to integrate the Colomer business, in whole or in part, and/or changes in the timing of completing its expected integration actions; and/or (ii) less than expected growth from the Colomer brands, such as due to difficulties, delays, unanticipated costs or the Company’s inability to launch innovative new products within the Professional segment and/or difficulties or delays in and/or the Company’s inability to expand its distribution into new channels; and/or (iii) less than expected synergistic benefits to the Company's Consumer segment from the Company having a presence in the professional channel.

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
Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.

Item 14. Principal Accountant Fees and Services
The Board of Directors of Revlon, Inc. (Revlon, Inc. owns 100% of Products Corporation's common stock) maintains an Audit Committee in accordance with applicable SEC rules and the NYSE's listing standards. In accordance with the charter of Revlon, Inc.'s Audit Committee, a printable and current copy of which is available at www.revloninc.com, Revlon, Inc.'s Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the audit work of Revlon, Inc.'s and Products Corporation's independent auditors for the purpose of preparing and issuing its audit report or performing other audit, review or attest services for Revlon, Inc. and Products Corporation. The independent auditors, KPMG LLP, report directly to Revlon, Inc.'s Audit Committee, and Revlon, Inc.'s Audit Committee is directly responsible for, among other things, reviewing in advance, and granting any appropriate pre-approvals of, (a) all auditing services to be provided by the independent auditor and (b) all non-audit services to be provided by the independent auditor (as permitted by the Exchange Act), and in connection therewith to approve all fees and other terms of engagement, as required by the applicable rules of the Exchange Act and subject to the exemptions provided for in such rules. Revlon, Inc.'s Audit Committee has an Audit Committee Pre-Approval Policy for pre-approving all permissible audit and non-audit services performed by KPMG LLP. In 2012, the Audit Committee approved the Audit Committee Pre-Approval Policy for 2013; in 2013, the Audit Committee approved the Audit Committee Pre-Approval Policy for 2014; and in 2014 the Audit Committee pre-approved the Audit Committee Pre-Approval Policy for 2015, a printable and current copy of which is available at www.revloninc.com.
The aggregate fees billed for professional services by KPMG LLP in 2014 and 2013 for these various services for Revlon, Inc. and the Company in the aggregate were (in millions):

Types of Fees	2014	2013
Audit Fees	$4.7	$5.4
Audit-Related Fees	0.2	0.2
Tax Fees	0.4	0.2
All Other Fees	—	0.3
Total Fees	$5.3	$6.1
In the above table, in accordance with the SEC definitions and rules: (a) "audit fees" are fees the Company paid KPMG LLP for professional services rendered for the audits of (i) Revlon, Inc.'s and Products Corporation's annual financial statements, (ii) the effectiveness of Revlon, Inc.'s internal control over financial reporting and (iii) the review of financial statements included in Revlon, Inc.'s and Products Corporation's Quarterly Reports on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements; (b) "audit-related fees" are fees billed by KPMG LLP for assurance and related services that are traditionally performed by the auditor, including services performed by KPMG LLP related to employee benefit plan audits and certain transactions, as well as attestation services not required by statute or regulation; (c) "tax fees" are fees for permissible tax compliance, tax advice and tax planning; and (d) "all other fees" are fees billed by KPMG LLP to the Company for any permissible services not included in the first three categories.

All of the services performed by KPMG LLP for the Company during 2014 and 2013 were either expressly pre-approved by Revlon, Inc.’s Audit Committee or were pre-approved in accordance with Revlon, Inc.’s Audit Committee Pre-Approval Policy, and Revlon, Inc.’s Audit Committee was provided with regular updates as to the nature of such services and fees paid for such services.

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
Item 15. Exhibits and Financial Statement Schedules

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
(except where otherwise noted, all tabular amounts in millions)

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

4.19
Reaffirmation Agreement, dated as of February 21, 2013, made by Revlon, Inc., Products Corporation and certain of its domestic subsidiaries and acknowledged by CUSA, as collateral agent for the secured parties (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of Products Corporation for the fiscal quarter ended March 31, 2013 filed with the SEC on April 25, 2013 (the “Products Corporation Q1 2013 Form 10-Q”)).

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

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

4.22
Reaffirmation Agreement, dated as of December 24, 2013, among Products Corporation, Revlon, Inc., certain domestic subsidiaries of Products Corporation and CUSA, as Collateral Agent (as defined therein) in connection with the Amended Revolving Credit Agreement (incorporated by reference to Exhibit 4.22 to Products Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 5, 2014 (the "Products Corporation 2013 Form 10-K")).

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

4.27
Supplemental Indenture, dated as of February 8, 2013, among Products Corporation, Revlon, Inc. and certain subsidiaries of Products Corporation, as guarantors thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.6 to the Products Corporation Q1 2013 Form 10-Q).

4.28
Supplemental Indenture, dated as of January 21, 2014, among Products Corporation, Revlon, Inc. and certain subsidiaries of Products Corporation, as guarantors thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.27 to the Products Corporation 2013 Form 10-K).

4.29
Schedules and Exhibits to the 2011 Term Loan Agreement (Confidential information has been omitted from this exhibit and filed separately with the Securities and Exchange Commission. Revlon, Inc. has requested confidential treatment from the Securities and Exchange Commission with respect to this omitted information)(incorporated by reference to Exhibit 4.1 to Products Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 filed with the SEC on April 30, 2014 ("Products Corporation's Q1 2014 Form 10-Q")).

4.30
Amendment No. 3 to the 2011 Term Loan Agreement, dated as of February 26, 2014 (incorporated by reference to Exhibit 4.1 to Products Corporation's Current Report on Form 8-K filed with the SEC on February 26, 2014 (the “Products Corporation February 26, 2014 Form 8-K”)).

4.31
Reaffirmation Agreement, dated as of February 26, 2014, among Products Corporation, Revlon, Inc., certain of Products Corporation's domestic subsidiaries and CUSA, as administrative agent and collateral agent in connection with Amendment No. 3 to the 2011 Term Loan Agreement (incorporated by reference to Exhibit 4.2 to the Products Corporation February 26, 2014 Form 8-K).

4.32
Schedule to Incremental Amendment, dated as of August 19, 2013, to the 2011 Term Loan Agreement, as amended on February 21, 2013 and August 19, 2013 (incorporated by reference to Exhibit 4.4 to Products Corporation's Q1 2014 Form 10-Q).

4.33
Schedules and Exhibits to the 2011 Revolving Credit Agreement (Confidential information has been omitted from this exhibit and filed separately with the Securities and Exchange Commission. Revlon, Inc. has requested confidential treatment from the Securities and Exchange Commission with respect to this omitted information)(incorporated by reference to Exhibit 4.5 to Products Corporation's Q1 2014 Form 10-Q).

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

10.5
Amended and Restated Employment Agreement, dated as of December 12, 2014, by and between Products Corporation and Lorenzo Delpani (incorporated by reference to Exhibit 10.9 to Revlon, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 12, 2015 (the "Revlon, Inc. 2014 Form 10-K")).

10.6
Employment Agreement, dated as of September 24, 2014 between Products Corporation and Roberto Simon (incorporated by reference to Exhibit 10.1 to Revlon, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014 filed with the SEC on October 29, 2014 (the “Revlon, Inc. Q3 2014 Form 10-Q”)).

10.7	Employment Agreement, dated as of October 9, 2014, between Products Corporation and Gianni Pieraccioni (incorporated by reference to Exhibit 10.16 to the Revlon, Inc. 2014 Form 10-K).
10.8	Employment Agreement, dated as of July 30, 2013, between Products Corporation and Lawrence Alletto (incorporated by reference to Exhibit 10.1 to the Revlon, Inc. Q3 2013 Form 10-Q).
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

10.11
Fourth Amended and Restated Revlon, Inc. Stock Plan (as amended, the "Stock Plan") (incorporated by reference to Annex A to Revlon, Inc.’s Definitive Information Statement on Schedule 14C filed with the SEC on July 3, 2014).

10.12	Form of Restricted Stock Agreement under the Stock Plan (incorporated by reference to Exhibit 10.3 to the Revlon, Inc. Q3 2014 Form 10-Q).
10.13	Revlon Executive Incentive Compensation Plan (incorporated by reference to Annex C to Revlon, Inc.’s Annual Proxy Statement on Schedule 14A filed with the SEC on April 21, 2010).
10.14
Amended and Restated Revlon Pension Equalization Plan, amended and restated as of December 14, 1998 (the “PEP”) (incorporated by reference to Exhibit 10.15 to Revlon, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the SEC on March 3, 1999).

10.15	Amendment to the PEP, dated as of May 28, 2009 (incorporated by reference to Exhibit 10.13 to the Revlon, Inc. 2009 Form 10-K).
10.16
Executive Supplemental Medical Expense Plan Summary, dated July 2000 (incorporated by reference to Exhibit 10.10 to Revlon, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the SEC on March 21, 2003).

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

10.17
Benefit Plans Assumption Agreement, dated as of July 1, 1992, by and among Revlon Holdings, Revlon, Inc. and Products Corporation (incorporated by reference to Exhibit 10.25 to Products Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 filed with the SEC on March 12, 1993).

10.18
Revlon Executive Severance Pay Plan (incorporated by reference to Exhibit 10.2 to Revlon, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 filed with the SEC on April 30, 2009).

21.	Subsidiaries.
*21.1	Subsidiaries of Revlon Consumer Products Corporation
24.	Powers of Attorney.
*24.1	Power of Attorney executed by Ronald O. Perelman.
*24.2	Power of Attorney executed by Barry F. Schwartz.
*24.3	Power of Attorney executed by Alan S. Bernikow.
*24.4	Power of Attorney executed by David L. Kennedy.
*24.5	Power of Attorney executed by Viet D. Dinh.
*31.1	Certification of Lorenzo Delpani, Chief Executive Officer, dated March 12, 2015, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Roberto Simon, Chief Financial Officer, dated March 12, 2015, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1 (furnished herewith)	Certification of Lorenzo Delpani, Chief Executive Officer, dated March 12, 2015, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (furnished herewith)	Certification of Roberto Simon, Chief Financial Officer, dated March 12, 2015, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Revlon Consumer Products Corporation:

We have audited the accompanying consolidated balance sheets of Revlon Consumer Products Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive (loss) income, stockholder's deficiency, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed on page F-1. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Revlon Consumer Products Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York
March 12, 2015

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	December 31, 2014	December 31, 2013(a)

ASSETS
Current assets:
Cash and cash equivalents	$275.3	$244.1
Trade receivables, less allowance for doubtful accounts of $9.3 and $4.2 as of December 31, 2014 and December 31, 2013, respectively	238.9	253.5
Inventories	156.6	175.0
Deferred income taxes – current	58.4	65.1
Prepaid expenses and other	44.6	61.4
Receivable from Revlon, Inc.	105.4	94.7
Total current assets	879.2	893.8
Property, plant and equipment, net of accumulated depreciation of $250.5 and $243.1 as of December 31, 2014 and December 31, 2013, respectively	212.0	195.9
Deferred income taxes – noncurrent	34.8	50.9
Goodwill	464.1	472.3
Intangible assets, net of accumulated amortization of $39.3 and $19.0 as of December 31, 2014 and December 31, 2013, respectively	327.8	360.1
Other assets	113.3	123.8
Total assets	$2,031.2	$2,096.8

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current liabilities:
Short-term borrowings	$6.6	$7.9
Current portion of long-term debt	31.5	65.4
Accounts payable	153.5	165.7
Accrued expenses and other	273.3	313.6
Total current liabilities	464.9	552.6
Long-term debt	1,832.4	1,862.3
Long-term pension and other post-retirement plan liabilities	200.9	118.3
Other long-term liabilities	90.0	80.1
Stockholder's deficiency:
RCPC Preferred Stock, par value $1.00 per share; 1,000 shares authorized; 546 shares issued and outstanding as of December 31, 2014 and 2013	54.6	54.6
Common Stock, par value $1.00 per share; 10,000 shares authorized; 5,260 shares issued and outstanding as of December 31, 2014 and 2013	—	—
Additional paid-in capital	952.1	946.5
Accumulated deficit	(1,320.5)	(1,367.8)
Accumulated other comprehensive loss	(243.2)	(149.8)
Total stockholder's deficiency	(557.0)	(516.5)
Total liabilities and stockholder's deficiency	$2,031.2	$2,096.8

(a) During the year ended December 31, 2014, the Company recorded Measurement Period Adjustments (as hereinafter defined) to certain net assets and intangible assets acquired in the Colomer Acquisition (as hereinafter defined) on October 9, 2013. Accordingly, the prior period has been retrospectively adjusted for such Measurement Period Adjustments. Refer to Note 2, "Business Combination" for additional details.

See Accompanying Notes to Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS) INCOME
(dollars in millions)

	Year Ended December 31,
	2014	2013	2012

Net sales	$1,941.0	$1,494.7	$1,396.4
Cost of sales	668.3	545.1	493.8
Gross profit	1,272.7	949.6	902.6
Selling, general and administrative expenses	999.7	723.6	663.3
Acquisition and integration costs	6.4	25.4	—
Restructuring charges and other, net	21.3	3.5	20.5
Operating income	245.3	197.1	218.8
Other expenses, net:
Interest expense	84.4	78.6	85.3
Amortization of debt issuance costs	5.5	3.5	3.4
Loss on early extinguishment of debt	2.0	29.7	—
Foreign currency losses, net	25.0	3.7	2.8
Miscellaneous, net	1.2	1.0	1.2
Other expenses, net	118.1	116.5	92.7
Income from continuing operations before income taxes	127.2	80.6	126.1
Provision for income taxes	81.2	48.6	44.8
Income from continuing operations, net of taxes	46.0	32.0	81.3
Income (loss) from discontinued operations, net of taxes	1.3	(30.4)	(10.1)
Net income	$47.3	$1.6	$71.2
Other comprehensive (loss) income :
Currency translation adjustment, net of tax (a)	(24.6)	(4.1)	(1.5)
Amortization of pension related costs, net of tax (b)(e)	4.5	7.7	9.4
Pension re-measurement, net of tax (c)	(69.6)	53.3	(15.4)
Pension curtailment gain	—	—	0.2
Revaluation of derivative financial instruments, net of tax (d)	(3.7)	1.5	—
Other comprehensive (loss) income	(93.4)	58.4	(7.3)
Total comprehensive (loss) income	$(46.1)	$60.0	$63.9

(a)	Net of tax benefit of $2.1 million, $3.3 million and $1.0 million for 2014, 2013 and 2012, respectively.

(b)	Net of tax expense of $0.1 million, $1.2 million and $1.0 million for 2014, 2013 and 2012, respectively.

(c)	Net of tax (benefit) expense of $(42.0) million, $33.5 million and $(7.2) million for 2014, 2013 and 2012, respectively.

(d)	Net of tax (benefit) expense of $(2.3) million and $1.0 million for 2014 and 2013, respectively.

(e)
This other comprehensive income component is included in the computation of net periodic benefit (income) costs. See Note 14, “Savings, Pension and Post-Retirement Benefits,” for additional information regarding net periodic benefit (income) costs.

See Accompanying Notes to Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY
(dollars in millions)

	RCPC Preferred Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Deficiency

Balance, January 1, 2012	$54.6	$945.3	$(1,440.6)	$(200.9)	$(641.6)
Stock-based compensation amortization		0.3			0.3
Excess tax benefits from stock-based compensation		0.7			0.7
Net income			71.2		71.2
Other comprehensive loss, net (a)				(7.3)	(7.3)
Balance, December 31, 2012	54.6	946.3	(1,369.4)	(208.2)	(576.7)
Stock-based compensation amortization		0.2			0.2
Net income			1.6		1.6
Other comprehensive income, net (a)				58.4	58.4
Balance, December 31, 2013	$54.6	$946.5	$(1,367.8)	$(149.8)	$(516.5)
Stock-based compensation amortization		5.5			5.5
Excess tax benefits from stock-based compensation		0.1			0.1
Net income			47.3		47.3
Other comprehensive loss, net (a)				(93.4)	(93.4)
Balance, December 31, 2014	$54.6	$952.1	$(1,320.5)	$(243.2)	$(557.0)

(a)	See Note 17, “Accumulated Other Comprehensive Loss,” regarding the changes in the accumulated balances for each component of other comprehensive income (loss) during each of 2014, 2013 and 2012.

See Accompanying Notes to Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$47.3	$1.6	$71.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102.6	76.7	64.9
Foreign currency loss from Venezuela re-measurement	6.0	0.6	—
Amortization of debt discount	1.4	1.3	1.9
Stock-based compensation amortization	5.5	0.2	0.3
Provision for deferred income taxes	67.9	33.4	29.6
Loss on early extinguishment of debt	2.0	29.7	—
Amortization of debt issuance costs	5.5	3.5	3.4
Insurance proceeds for property, plant and equipment	—	(13.1)	—
(Gain) loss on sale of certain assets	(2.1)	(2.9)	0.4
Pension and other post-retirement (income) loss	(5.3)	(0.2)	4.0
Change in assets and liabilities:
(Increase) decrease in trade receivables	(5.5)	40.1	(4.7)
Decrease (Increase) in inventories	9.2	10.2	(4.4)
Decrease (Increase) in prepaid expenses and other current assets	4.5	(12.3)	(14.4)
Increase in accounts payable	0.2	19.1	5.3
(Decrease) Increase in accrued expenses and other current liabilities	(2.0)	0.2	38.5
Pension and other post-retirement plan contributions	(19.0)	(18.5)	(29.8)
Purchases of permanent displays	(45.3)	(44.5)	(43.2)
Other, net	1.1	(1.8)	(18.9)
Net cash provided by operating activities	174.0	123.3	104.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(55.5)	(28.6)	(20.9)
Business acquisitions, net of cash and cash equivalents acquired	—	(627.6)	(66.2)
Insurance proceeds for property, plant and equipment	—	13.1	—
Proceeds from the sale of certain assets	3.4	3.7	0.8
Net cash used in investing activities	(52.1)	(639.4)	(86.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(4.7)	(6.3)	6.3
Repayment of Non-Contributed Loan	(58.4)	—	—
Repayments under the Acquisition Term Loan	(7.0)	—	—
Borrowings under the Acquisition Term Loan	—	698.3	—
Proceeds from the issuance of the 5¾% Senior Notes	—	500.0	—
Repayment of the 9¾% Senior Secured Notes	—	(330.0)	—
Repayments under the 2011 Term Loan	—	(113.0)	(8.0)
Repayment of Contributed Loan	—	(48.6)	—
Payment of financing costs	(1.8)	(48.8)	(0.4)
Other financing activities	(3.2)	(2.6)	(1.3)
Net cash (used in) provided by financing activities	(75.1)	649.0	(3.4)
Effect of exchange rate changes on cash and cash equivalents	(15.6)	(5.1)	0.2
Net increase in cash and cash equivalents	31.2	127.8	14.6
Cash and cash equivalents at beginning of period	244.1	116.3	101.7
Cash and cash equivalents at end of period	$275.3	$244.1	$116.3
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$85.6	$78.7	$84.8
Income taxes, net of refunds	20.9	12.5	17.8
See Accompanying Notes to Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revlon Consumer Products Corporation ("Products Corporation" and together with its subsidiaries, the "Company") is the direct wholly-owned operating subsidiary of Revlon, Inc., which is a direct and indirect majority-owned subsidiary of MacAndrews & Forbes Incorporated (together with certain of its affiliates other than the Company, "MacAndrews & Forbes"), a corporation wholly-owned by Ronald O. Perelman. The Company’s vision is to establish Revlon as the quintessential and most innovative beauty company in the world by offering products that make consumers feel attractive and beautiful. We want to inspire our consumers to express themselves boldly and confidently. The Company operates in two segments, the consumer division (“Consumer”) and the professional division (“Professional”), and manufactures, markets and sells worldwide an extensive array of beauty and personal care products, including cosmetics, hair color, hair care and hair treatments, beauty tools, men's grooming products, anti-perspirant deodorants, fragrances, skincare and other beauty care products. The Company’s principal customers for its products in the Consumer segment include large mass volume retailers and chain drug and food stores (collectively, the “mass retail channel”) in the U.S. and internationally, as well as certain department stores and other specialty stores, such as perfumeries, outside the U.S. The Company's principal customers for its products in the Professional segment include hair and nail salons and distributors in the U.S. and internationally.
The accompanying Consolidated Financial Statements include the accounts of the Company after the elimination of all material intercompany balances and transactions. Certain prior year amounts have been reclassified to conform to the current year presentation.
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
Immaterial Correction - Presentation of Consolidated Balance Sheet as of December 31, 2013
Deferred income taxes - noncurrent, which represented the Company's noncurrent deferred tax assets, and other long-term liabilities, which include the Company's noncurrent deferred tax liabilities, as of December 31, 2013 were retrospectively corrected in the second quarter of 2014 to reflect the Consumer and Professional U.S. entities as one tax-paying component, as well as to appropriately reflect offsetting noncurrent deferred tax assets and noncurrent deferred tax liabilities within other Professional entities. The Company has deemed the correction to be immaterial as there was no impact to the Company’s results of operations, cash flows and stockholder's deficiency for any period, and there are no qualitative factors which would indicate that the change is material. This immaterial correction decreased deferred income taxes - noncurrent and other long-term liabilities, as of December 31, 2013, to $50.9 million and $80.1 million, respectively, as reported in the accompanying Consolidated Balance Sheet, from the previously reported amounts of $179.6 million and $194.0 million, respectively.
Discontinued Operations Presentation
As a result of the Company's decision on December 30, 2013 to exit its business operations in China, the Company has reported the results of its China operations within income (loss) from discontinued operations, net of taxes in the Company's Consolidated Statements of Income and Comprehensive (Loss) Income for all periods presented. See Note 4, "Discontinued Operations," for further discussion.
Cash and Cash Equivalents:
Cash equivalents are primarily investments in high-quality, short-term money market instruments with original maturities of three months or less and are carried at cost, which approximates fair value. Cash equivalents were $6.3 million and $1.2 million as of December 31, 2014 and 2013, respectively. Accounts payable includes $2.2 million and $6.4 million of outstanding checks not yet presented for payment at December 31, 2014 and 2013, respectively.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Certain of the Company's foreign subsidiaries utilize a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows the participating entities to withdraw cash from the financial institution to the extent aggregate cash deposits held by its participating locations are available at the financial institution. To the extent any participating location on an individual basis is in an overdraft position, such overdrafts would be recorded within short-term borrowings in the consolidated balance sheet and reflected as financing activities in the consolidated statement of cash flows, and the cash deposits held as collateral for such overdrafts would be classified as restricted cash within cash and cash equivalents. As of December 31, 2014, the Company had $3.4 million of such overdrafts recorded in short-term borrowings and $3.4 million of restricted cash recorded in cash and cash equivalents in the Consolidated Balance Sheet.

Trade Receivables:
Trade receivables represent payments due to the Company for previously recognized net sales, reduced by an allowance for doubtful accounts for balances which are estimated to be uncollectible at December 31, 2014 and 2013, respectively. The Company grants credit terms in the normal course of business to its customers. Trade credit is extended based upon periodically updated evaluations of each customer's ability to perform its payment obligations. The Company does not normally require collateral or other security to support credit sales. The allowance for doubtful accounts is determined based on historical experience and ongoing evaluations of the Company's receivables and evaluations of the risks of payment. The allowance for doubtful accounts is recorded against trade receivable balances when they are deemed uncollectible. Recoveries of trade receivables previously reserved are recorded in the consolidated statements of income and comprehensive income when received. At December 31, 2014 and 2013, the Company's three largest customers accounted for an aggregate of approximately 31% and 30%, respectively, of outstanding trade receivables.

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
Included in other assets are permanent wall displays amounting to $63.3 million and $62.7 million as of December 31, 2014 and 2013, respectively, which are amortized generally over a period of 1 to 5 years. In the event of product discontinuances, from time to time the Company may accelerate the amortization of related permanent wall displays based on the estimated remaining useful life of the asset. Amortization expense for permanent wall displays was $42.5 million, $39.2 million and $36.0 million for 2014, 2013 and 2012, respectively. The Company has also included, in other assets, net deferred financing costs related to the issuance of the Company’s debt instruments amounting to $26.9 million and $32.5 million as of December 31, 2014 and 2013, respectively, which are amortized over the terms of the related debt instruments using the effective-interest method.
Long-lived assets, including property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the undiscounted future cash flows (excluding interest) resulting from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. In connection with integrating Colomer into the Company's business, the Company determined it would implement a company-wide, SAP enterprise resource planning system. As a result, the Company recognized a $5.9 million impairment charge related to in-progress capitalized software development costs during the year ended December 31, 2013 which was included as a component of acquisition and integration costs for 2013 in the Company's Consolidated Statements of Income and Comprehensive (Loss) Income. There were no significant impairment of long-lived assets during the years ended December 31, 2014 and 2013.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Goodwill:
Goodwill represents the excess purchase price for businesses acquired over the fair value of net assets acquired. Goodwill is not amortized, but rather is reviewed annually for impairment at the reporting unit level using September 30th carrying values, or when there is evidence that events or changes in circumstances indicate that the Company’s carrying amount may not be recovered. For the 2014 and 2013 annual impairment tests, the Company performed a qualitative assessment to determine whether it would be necessary to perform the two-step goodwill impairment test. The Company did not record any impairment of goodwill during 2014, 2013 or 2012. As of December 31, 2014, there have been no significant events since the timing of the Company’s annual impairment test that would have triggered additional impairment testing. See Note 2, “Business Combinations” and Note 8, “Goodwill and Intangible Assets, Net” for further discussion of the Company's goodwill.

Intangible Assets, net:
Intangible Assets, net, include trade names and trademarks, customer relationships, patents and internally developed intellectual property ("IP") and acquired licenses. Indefinite-lived intangible assets, consisting of certain trade names, are not amortized, but rather are tested for impairment annually on September 30th, similar to goodwill, and an impairment is recognized if the carrying amount exceeds the fair value of the intangible asset. Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The Company writes off the gross carrying amount and accumulated amortization for intangible assets in the year in which the asset becomes fully amortized. Finite-lived intangible assets are considered for impairment upon certain “triggering events” and an impairment is recognized if the carrying amount of the intangible asset exceeds the estimate of undiscounted future cash flows. There was no impairment of intangible assets in 2014, 2013 and 2012. See Note 2, “Business Combinations” and Note 8, “Goodwill and Intangible Assets, Net” for further discussion of the Company's intangible assets, including a summary of finite-lived and indefinite-lived intangible assets.

Revenue Recognition and Sales Returns:
The Company's policy is to recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable. The Company records revenue from the sale of its products when risk of loss and title to the product transfers to the customer. Net sales are comprised of gross revenues less expected returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions and coupons. These incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive.
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

Selling, General and Administrative Expenses:
Selling, general and administrative (“SG&A”) expenses include expenses to advertise the Company's products, such as television advertising production costs and air-time costs, print advertising costs, digital marketing costs, promotional displays

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

and consumer promotions. SG&A expenses also include the amortization of permanent wall displays and intangible assets, depreciation of certain fixed assets, distribution costs (such as freight and handling), non-manufacturing overhead (principally personnel and related expenses), selling and trade educations fees, insurance and professional service fees.

Advertising:
Advertising within SG&A expenses includes television, print, digital marketing and other advertising production costs which are expensed the first time the advertising takes place. The costs of promotional displays are expensed in the period in which they are shipped to customers. Advertising expenses were $383.2 million, $278.5 million and $252.6 million for 2014, 2013 and 2012, respectively, and were included in SG&A expenses in the Company's Consolidated Statements of Income and Comprehensive (Loss) Income. The Company also has various arrangements with customers pursuant to its trade terms to reimburse them for a portion of their advertising costs, which provide advertising benefits to the Company. Additionally, from time to time the Company may pay fees to customers in order to expand or maintain shelf space for its products. The costs that the Company incurs for "cooperative" advertising programs, end cap placement, shelf placement costs, slotting fees and marketing development funds, if any, are expensed as incurred and are recorded as a reduction within net sales.

Distribution Costs:
Costs, such as freight and handling costs, associated with product distribution are recorded within SG&A expenses when incurred. Distribution costs were $84.9 million, $66.5 million and $61.1 million for 2014, 2013 and 2012, respectively.

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

Research and Development:
Research and development expenditures are expensed as incurred and included within SG&A expenses. The amounts charged in 2014, 2013 and 2012 for research and development expenditures were $31.6 million, $26.9 million and $24.2 million, respectively.

Foreign Currency Translation:
Assets and liabilities of foreign operations are translated into U.S. Dollars at the rates of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rates prevailing during each period presented. Gains and losses resulting from foreign currency transactions are included in the results of operations. Gains and losses resulting from translation of financial statements of foreign subsidiaries and branches operating in non-hyperinflationary economies are recorded as a component of accumulated other comprehensive loss until either the sale or upon the complete or substantially complete liquidation by the Company of its investment in a foreign entity. To the extent that foreign subsidiaries and branches operate in hyperinflationary economies, non-monetary assets and liabilities are translated at historical rates and translation adjustments are included in the Company's results of operations.
Venezuela - Highly-Inflationary Economy: Effective January 1, 2010, Venezuela was designated as a highly inflationary economy under U.S. GAAP. As a result, beginning January 1, 2010, the U.S. Dollar is the functional currency for the Company’s subsidiary in Venezuela (“Revlon Venezuela”). As Venezuela is designated as highly inflationary, currency translation adjustments of Revlon Venezuela’s balance sheet are reflected in the Company's earnings.
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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Venezuela - 2013 Currency Devaluation: In February 2013, the Venezuelan government announced the devaluation of its local currency, Bolivars, relative to the U.S. Dollar, changing the official exchange rate to 6.3 Bolivars per U.S. Dollar (the "Official Rate"). The Venezuelan government also announced that the SITME currency market administered by the central bank would be eliminated, and as a result, the Company began using the Official Rate of 6.3 Bolivars per U.S. Dollar to translate Revlon Venezuela’s financial statements beginning in 2013. To reflect the impact of the currency devaluation, a one-time foreign currency loss of $0.6 million was recorded in earnings during the first quarter of 2013 as a result of the required re-measurement of Revlon Venezuela’s monetary assets and liabilities.
Venezuela - 2014 Currency Devaluation: In January 2014, the Venezuela government announced that the CADIVI would be replaced by the government-operated National Center of Foreign Commerce (the "CENCOEX"), and indicated that the Sistema Complementario de Administración de Divisas (“SICAD”) market would continue to be offered as an alternative foreign currency exchange. Additionally, a parallel foreign currency exchange system, SICAD II, started functioning in March 2014 and allows companies to apply for the purchase of foreign currency and foreign currency denominated securities for any legal use or purpose. During 2014, the SICAD II exchange system has had an average transaction rate to the Company of approximately 53 Bolivars per U.S. Dollar (the “SICAD II Rate”).
Throughout 2014, the Company exchanged Bolivars for U.S. Dollars to the extent permitted through the various foreign currency markets available based on its ability to participate in those markets. Prior to June 30, 2014, the Company utilized the Official Rate of 6.3 Bolivars per U.S. Dollar. Following a consideration of the Company's specific facts and circumstances, which included its legal ability and intent to participate in the SICAD II exchange market to import finished goods into Venezuela, the Company determined that it was appropriate to utilize the SICAD II Rate of 53 Bolivars per U.S. Dollar to translate Revlon Venezuela’s financial statements beginning on June 30, 2014. As a result, the Company recorded a foreign currency loss of $6.0 million in the second quarter of 2014 related to the required re-measurement of Revlon Venezuela’s monetary assets and liabilities.
For 2014, the change to the SICAD II Rate of 53 Bolivars per U.S. Dollar, as compared to the Official Rate of 6.3 Bolivars per U.S. Dollar, has had the impact of reducing the Company's consolidated net sales by $16.2 million and reducing the Company's consolidated operating income by $8.4 million.

Classes of Stock:
Products Corporation designated 1,000 shares of preferred stock as the “RCPC Preferred Stock”, of which 546 shares were outstanding as of December 31, 2014 and all of which are held by Revlon, Inc. The holder of the RCPC Preferred Stock is not entitled to receive any dividends. The RCPC Preferred Stock is entitled to a liquidation preference of $100,000 per share before any distribution is made to the holder of Products Corporation’s common stock. The holder of the RCPC Preferred Stock does not have any voting rights, except as required by law. The RCPC Preferred Stock may be redeemed at any time by Products Corporation, at its option, for $100,000 per share. However, the terms of Products Corporation’s various debt agreements currently restrict Products Corporation’s ability to effect such redemption.

Stock-Based Compensation:
The Company recognizes stock-based compensation costs for its restricted stock, measured at the fair value of each award at the time of grant, as an expense over the period during which an employee is required to provide service. Upon the vesting of restricted stock, any resulting tax benefits are recognized in additional paid-in-capital. Any resulting tax deficiencies are recognized in the consolidated statements of income and comprehensive income as tax expense to the extent that the tax deficiency amount exceeds any existing additional paid-in-capital resulting from previously realized excess tax benefits from previous awards. The Company reflects such excess tax benefits as cash flows from financing activities in the consolidated statements of cash flows.

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
(except where otherwise noted, all tabular amounts in millions)

immediately recognized in earnings. Fair value of the Company’s FX Contracts is determined by using observable market transactions of spot and forward rates. See Note 13, “Financial Instruments” for further discussion of the Company's FX Contracts.
Interest Rate Swap
In November 2013, Products Corporation executed the 2013 Interest Rate Swap (as hereinafter defined), which has been designated as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments related to its Acquisition Term Loan (as hereinafter defined). The Company records changes in the fair value of cash flow hedges that are designated as effective instruments as a component of accumulated other comprehensive loss.  Any ineffectiveness in such cash flow hedges is immediately recognized in earnings. Gains and losses deferred in accumulated other comprehensive loss are recognized in current-period earnings when earnings are affected by the variability of cash flows of the hedged forecasted transaction.  See Note 13, “Financial Instruments” for further discussion of the Company's 2013 Interest Rate Swap.

Recently Adopted Accounting Pronouncements
In March 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-04, “Accounting for Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date,” which requires an entity to record an obligation resulting from joint and several liability arrangements at the greater of the amount that the entity has agreed to pay or the amount the entity expects to pay. Additional disclosures about joint and several liability arrangements are also required. The Company adopted ASU No. 2013-04 on January 1, 2014, which is required to be applied retrospectively for obligations that existed at that date. The adoption of ASU No. 2013-04 did not have an impact on the Company's results of operations, financial condition or financial statement disclosures.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters: Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” which clarifies the applicable guidance for a parent company's accounting for the release of the cumulative translation adjustment into net income. This guidance is effective for fiscal periods beginning after December 15, 2013, and is to be applied prospectively to derecognition events occurring after the effective date. The Company adopted ASU No. 2013-05 on January 1, 2014 and its adoption did not have a material impact on the Company's results of operations, financial condition or financial statement disclosures.

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations Topic 805, Pushdown Accounting." The new standard eliminates previous pushdown accounting requirements and provides the option to apply pushdown accounting in separate financial statements upon a change-in-control event. The election is available to the acquired company, as well as to any direct or indirect subsidiaries of the acquired company. Each acquired company or any of its subsidiaries can make its own election independently. The new standard is effective immediately for all new change-in-control events or those occurring in periods for which financial statements have not yet been issued. Accordingly, a company can make an election regarding pushdown accounting for a change-in-control event that occurred in any open financial reporting period. The adoption of ASU No. 2014-17 did not have a material impact on the Company's results of operations, financial condition or financial statement disclosures.

Recently Issued Accounting Standards or Updates Not Yet Effective
In April 2014, the FASB issued ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which changes the requirements for reporting discontinued operations under Accounting Standards Codification ("Codification") Topic 205. Under ASU No. 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment or (iv) other major parts of an entity. ASU No. 2014-08 no longer precludes presentation as a discontinued operation if (i) there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations or (ii) there is significant continuing involvement with a component after its disposal. Additional disclosures about discontinued operations will also be required. The guidance is effective for annual periods beginning on or after December 15, 2014, and is applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The Company adopted ASU No. 2014-08 on a prospective basis beginning January 1, 2015 and the Company will assess the impact that the new standard will have on the Company's results of operation, financial condition and disclosures at the time a transaction for which the standard is applicable occurs.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which supersedes the revenue recognition requirements in the Accounting Standards Codification Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the new ASU No. 2014-09 is for companies to recognize revenue from the transfer of goods or services to customers in amounts that reflect the consideration to which the

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. The guidance is effective for annual and interim periods beginning after December 15, 2016, with early adoption prohibited. The Company expects to adopt ASU No. 2014-09 beginning January 1, 2017 and is in the process of assessing the impact that the new guidance will have on the Company's results of operations, financial condition and disclosures.
In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" that will explicitly require management to assess an entity's ability to continue as a going concern and to provide related footnote disclosures if conditions give rise to substantial doubt. According to the new standard, substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. The likelihood threshold of "probable", similar to its current use in U.S. GAAP for loss contingencies, will be used to define substantial doubt. Disclosures will be required if conditions give rise to substantial doubt including whether and how management's plans will alleviate the substantial doubt. The guidance is effective for annual periods beginning after December 15, 2015, with early adoption prohibited. The Company expects to adopt ASU No. 2014-15 beginning January 1, 2016 and is in the process of assessing the impact that the new guidance will have on the Company's results of operations, financial condition and financial statement disclosures.

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
The results of operations of the Colomer business have been included, commencing on the Acquisition Date, in the Company’s Consolidated Financial Statements.
For 2014 and 2013, respectively, the Company has incurred acquisition and integration costs related to the Colomer Acquisition, summarized as follows:

	Year Ended December 31,
	2014	2013
Acquisition costs	$0.5	$12.9
Integration costs	5.9	12.5
Total acquisition and integration costs	$6.4	$25.4
Acquisition costs in 2014 and 2013 primarily include legal and consulting fees related to the Colomer Acquisition. The integration costs consist of non-restructuring costs related to the Company's plans to integrate Colomer's operations into the Company's business. Integration costs incurred during 2014 primarily include employee-related costs related to management changes and audit-related fees. For 2013, integration costs were primarily related to an impairment of in-progress capitalized software development costs and employee-related costs related to management changes.
Purchase Price Allocation
The Company accounted for the Colomer Acquisition as a business combination during the fourth quarter of 2013. The table below summarizes the amounts recognized for assets acquired and liabilities assumed as of the Acquisition Date, as well as adjustments made in the period after the Acquisition Date to the amounts initially recorded in 2013 (the "Measurement Period Adjustments"). Accordingly, the Company retrospectively adjusted its consolidated balance sheet as of December 31, 2013 to reflect these Measurement Period Adjustments. The Measurement Period Adjustments did not have a material impact on the Company's Consolidated Statements of Income and Comprehensive (Loss) Income for 2014.

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
(a) As previously reported in the Company's 2013 Annual Report on Form 10-K.
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
In determining the fair values of net assets acquired in the Colomer Acquisition and resulting goodwill, the Company considered, among other factors, an analysis of Colomer's historical financial performance and an estimate of the future performance of the acquired business, as well as market participants' intended use of the acquired assets.
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
The following table presents the Company's pro forma consolidated net sales and income from continuing operations, before income taxes for 2013 and 2012.

	Unaudited Pro Forma Results
	Year Ended December 31,
	2013	2012
Net sales	$1,908.9	$1,911.6
Income from continuing operations, before income taxes	135.2	127.2
The pro forma results, prepared in accordance with U.S. GAAP, include the following pro forma adjustments related to the Colomer Acquisition:
(i) as a result of an $11.1 million fair value adjustment to acquired inventory at the Acquisition Date, the Company recognized $8.5 million of the increase in cost of sales in its historical 2013 consolidated financial statements. The pro forma adjustments include an adjustment to reverse the $8.5 million recognized in 2013 cost of sales and recognize the full $11.1 million in 2012 cost of sales;
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
The Integration Program is designed to deliver cost reductions throughout the combined organization by generating synergies and operating efficiencies within the Company’s global supply chain and consolidating offices and back office support, and other actions designed to reduce SG&A expenses. Certain actions that are part of the Integration Program are subject to consultations with employees, works councils or unions and governmental authorities. The Company expects to substantially complete the

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Integration Program by the end of 2015.
The approximately $50 million of total expected non-restructuring costs, capital expenditures and restructuring charges under the Integration Program referred to above consist of the following:

1.
$5.9 million and $12.5 million and of non-restructuring integration costs recognized during 2014 and 2013, respectively. Such costs have been reflected within acquisition and integration costs in the Company's Consolidated Statements of Income and Comprehensive (Loss) Income and are related to combining Colomer’s operations into the Company’s business;

2.	Expected integration-related capital expenditures of approximately $7 million, $4.4 million of which has been paid during 2014 with the remaining balance expected to be paid in 2015; and

3.
Expected total restructuring and related charges of approximately $25 million, $20.1 million of which was recognized during 2014 with the remaining charges expected to be recognized in 2015. A summary of the restructuring and related charges for the Integration Program incurred through 2014 and those expected to be incurred in 2015, are as follows:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Other	Total Restructuring Charges	Inventory Write-offs and Other Manufacturing-Related Costs (a)	Other Charges (b)	Total Restructuring and Related Charges
Charges incurred through December 31, 2014	$17.3	$1.6	$18.9	$0.6	$0.6	$20.1
Total expected charges	$18.0	$3.0	$21.0	$2.0	$2.0	$25.0

(a)	Inventory write-offs and other manufacturing-related costs are recorded within cost of sales within the Company’s Consolidated Statements of Income and Comprehensive (Loss) Income.

(b)	Other charges are recorded within SG&A expenses within the Company’s Consolidated Statements of Income and Comprehensive (Loss) Income.
Of the $20.1 million of restructuring and related charges recognized in connection with the Integration Program in 2014, $10.2 million related to the Consumer segment and $9.9 million related to the Professional segment.
The Company expects that cash payments related to the restructuring and related charges in connection with the Integration Program will total approximately $24 million, of which $9.6 million was paid during 2014, and the majority of the remaining balance of $14.4 million is expected to be paid in 2015.
December 2013 Program
In December 2013, the Company announced restructuring actions that included exiting its business operations in China, as well as implementing other immaterial restructuring actions outside the U.S., which are expected to generate other operating efficiencies (the "December 2013 Program"). These restructuring actions resulted in the Company eliminating approximately 1,100 positions in 2014, primarily in China, which included eliminating in the first quarter of 2014 approximately 940 beauty advisors retained indirectly through a third-party agency. The charges incurred for the December 2013 Program relate entirely to the Consumer segment.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

A summary of the restructuring and related charges incurred during 2014 in connection with the December 2013 Program are as follows:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Other	Total Restructuring Charges	Allowances and Returns	Inventory Write-offs	Other Charges	Total Restructuring and Related Charges
Charges incurred through December 31, 2013	$9.1	$0.5	$9.6	$7.4	$4.0	$0.4	$21.4
Adjustments recorded for the year ended December 31, 2014 (a)	(0.5)	(0.2)	(0.7)	(0.9)	(0.9)	—	(2.5)
Cumulative charges incurred through December 31, 2014	$8.6	$0.3	$8.9	$6.5	$3.1	$0.4	$18.9
Total expected charges	$8.6	$0.3	$8.9	$6.5	$3.1	$0.4	$18.9

(a)
Of the $2.5 million adjustment for 2014 related to the December 2013 Program, $2.3 million relates to the Company's exit of its business operations in China which were recorded within income (loss) from discontinued operations, net of taxes. See Note 4, "Discontinued Operations," for further discussion. The remaining $0.2 million of such adjustment was recorded in restructuring charges and other, net within income from continuing operations, net of taxes.

The Company expects net cash payments related to the December 2013 Program to total approximately $17 million, of which $15.5 million was paid during 2014, $0.1 million was paid in 2013, and the remaining balance of $1.4 million is expected to be paid in 2015.
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
Cumulative charges of $27.2 million were recognized in connection with the September 2012 program, $24.1 million of which was recorded during 2012 and $3.1 million was recorded in 2013. Total net cash payments of $25.1 million were paid in connection with the September 2012 Program, $4.0 million of which was paid during 2014, $17.3 million was paid in 2013 and $3.8 million was paid in 2012.
Other Immaterial Actions
In 2014, the Company recorded net charges totaling $2.7 million of restructuring and related charges, for other immaterial restructuring actions within both the Consumer and Professional segments, due to $5.3 million of charges primarily related to employee-related costs, partially offset by a $2.6 million gain related to the sale of property, plant and equipment.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Restructuring Reserve
The related liability balance and activity for each of the Company's restructuring programs as summarized above is presented as follows:

				Utilized, Net
	Balance Beginning of Year	(Income) Expense, Net	Foreign Currency Translation	Cash	Non-cash	Balance End of Year
2014
Integration Program:
Employee severance and other personnel benefits	$—	$17.3	$(0.1)	$(7.6)	$—	$9.6
Other	—	1.6	—	(1.2)	(0.3)	0.1
December 2013 Program:
Employee severance and other personnel benefits	9.0	(0.5)	(0.2)	(7.3)	0.2	1.2
Other	0.5	(0.2)	—	(0.3)	—	—
September 2012 Program:
Employee severance and other personnel benefits	2.7	—	(0.1)	(2.5)	0.1	0.2
Other	1.5	—	—	(1.5)	—	—
2014 Other immaterial actions:
Employee severance and other personnel benefits	—	5.0	(0.1)	(2.0)	—	2.9
Other	—	0.2	—	(0.2)	—	—
Total restructuring reserve	$13.7	$23.4	$(0.5)	$(22.6)	$—	$14.0

Gain on sale of property, plant and equipment for 2014 other immaterial actions		(2.6)
Portion of restructuring benefits recorded within income (loss) from discontinued operations (a)		0.5
Total restructuring charges and other, net, from continuing operations		$21.3

2013
December 2013 Program:
Employee severance and other personnel benefits	$—	$9.1	$—	$(0.1)	$—	$9.0
Other	—	0.5	—	—	—	0.5
September 2012 Program:
Employee severance and other personnel benefits	18.0	2.9	(0.1)	(18.1)	—	2.7
Other	0.9	2.3	—	(1.7)	—	1.5
Lease exit	0.3	—	—	(0.3)	—	—
Total restructuring reserve	$19.2	14.8	$(0.1)	$(20.2)	$—	$13.7

Gain on sale of France facility		(2.5)
Portion of restructuring charges recorded within (loss) income from discontinued operations (a)		(8.8)
Total restructuring charges and other, net from continuing operations		$3.5

(a) Refer to Note 4, "Discontinued Operations" for additional information regarding the Company's exit of its business operations in China.
As of December 31, 2014, $13.7 million of the restructuring reserve balance was included within accrued expenses and other and $0.3 million was included within other long-term liabilities in the Company's Consolidated Balance Sheet. As of December 31, 2013, the entire restructuring reserve balance was included within accrued expenses and other in the Company's Consolidated Balance Sheet.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

4. DISCONTINUED OPERATIONS
On December 30, 2013, the Company announced that it was implementing restructuring actions which included exiting its business operations in China (refer to Note 3, "Restructuring Charges - December 2013 Program").
The results of the China discontinued operations are included within income (loss) from discontinued operations, net of taxes, and relate to the Consumer segment. The summary comparative financial results of discontinued operations are as follows:

	Year Ended December 31,
	2014	2013	2012
Net sales (a)	$2.6	$13.8	$29.7
Income (loss) from discontinued operations, before taxes (b)	1.5	(30.8)	(10.5)
Benefit for income taxes	0.2	(0.4)	(0.4)
Income (loss) from discontinued operations, net of taxes	1.3	(30.4)	(10.1)

(a)	Net sales during 2014 include favorable adjustments to sales returns related to the Company's exit of its China operations.

(b)
Included in loss from discontinued operations, before taxes for 2013 is $20.0 million of restructuring and related charges related to the Company's exit of its business operations in China as part of the December 2013 Program. Refer to Note 3, "Restructuring Charges - December 2013 Program," for related disclosures.

Assets and liabilities of the China discontinued operations included in the Consolidated Balance Sheets consist of the following:

	December 31,
	2014	2013
Cash and cash equivalents	$2.4	$0.9
Trade receivables, net	0.2	1.9
Total current assets	2.6	2.8
Total assets	$2.6	$2.8

Accounts payable	$0.2	$4.7
Accrued expenses and other	3.9	27.6
Total current liabilities	4.1	32.3
Other long-term liabilities	—	2.8
Total liabilities	$4.1	$35.1

5. INVENTORIES

	December 31,
	2014	2013
Raw materials and supplies	$47.2	$50.8
Work-in-process	9.0	12.8
Finished goods	100.4	111.4
	$156.6	$175.0

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

6. PREPAID EXPENSES AND OTHER

	December 31,
	2014	2013
Prepaid expenses	$17.3	$22.5
Other	27.3	38.9
	$44.6	$61.4

7. PROPERTY, PLANT AND EQUIPMENT

	December 31,
	2014	2013
Land and improvements	$11.7	$12.9
Building and improvements	83.9	86.6
Machinery, equipment and capital leases	198.7	193.5
Office furniture, fixtures and capitalized software	104.2	107.0
Leasehold improvements	28.1	16.5
Construction-in-progress	35.9	22.5
Property, plant and equipment, gross	462.5	439.0
Accumulated depreciation	(250.5)	(243.1)
Property, plant and equipment, net	$212.0	$195.9
Depreciation expense for 2014, 2013 and 2012 was $36.9 million, $25.2 million and $22.7 million, respectively.

8. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill

The following table presents the changes in goodwill by segment during each of 2014 and 2013:

	Consumer	Professional	Total
Balance at January 1, 2013	$217.8	$—	$217.8
Goodwill acquired	—	255.7	255.7
Foreign currency translation adjustment	$0.1	$1.1	$1.2
Balance at December 31, 2013 before Measurement Period Adjustments (a)	$217.9	$256.8	$474.7
Measurement Period Adjustments	—	(2.4)	(2.4)
Balance at December 31, 2013	217.9	254.4	472.3
Foreign currency translation adjustment	—	(8.2)	(8.2)
Balance at December 31, 2014	$217.9	$246.2	$464.1
(a) As previously reported in the Company's 2013 Form 10-K.

The goodwill acquired during 2013 relates to the Colomer Acquisition and was assigned to the Professional segment. During the first quarter of 2014, the Company recorded Measurement Period Adjustments to certain net assets and intangible assets acquired

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

in the Colomer Acquisition on October 9, 2013. See Note 2, "Business Combination" for further discussion of the Colomer Acquisition.

Intangible Assets, Net

The following tables present details of the Company's total intangible assets for each of 2014 and 2013:

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and Licenses	$140.5	$(23.5)	$117.0	14
Customer relationships	109.1	(13.4)	95.7	17
Patents and Internally-Developed IP	16.2	(2.4)	13.8	10
Total finite-lived intangible assets	$265.8	$(39.3)	$226.5

Indefinite-lived intangible assets:
Trade Names	$101.3	$—	$101.3
Total indefinite-lived intangible assets	$101.3	$—	$101.3

Total intangible assets	$367.1	$(39.3)	$327.8

	December 31, 2013 (a)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and Licenses	$142.1	$(11.0)	$131.1	14
Customer relationships	111.5	(6.7)	104.8	16
Patents and Internally-Developed IP	15.8	(1.3)	14.5	10
Total finite-lived intangible assets	$269.4	$(19.0)	$250.4

Indefinite-lived intangible assets:
Trade Names	$109.7	$—	$109.7
Total indefinite-lived intangible assets	$109.7	$—	$109.7

Total intangible assets	$379.1	$(19.0)	$360.1

(a) During the first quarter of 2014, the Company recorded Measurement Period Adjustments to customer relationships acquired in the Colomer Acquisition on October 9, 2013. Accordingly, 2013 has been retrospectively adjusted for such Measurement Period Adjustments. Refer to Note 2, "Business Combination" for additional details.

Amortization expense for finite-lived intangible assets was $21.3 million, $10.4 million and $4.6 million for 2014, 2013 and 2012, respectively.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The following table reflects the estimated future amortization expense, a portion of which is subject to exchange rate fluctuations, for the Company's finite-lived intangible assets as of December 31, 2014:

Estimated Amortization Expense
2015	$20.9
2016	20.7
2017	20.6
2018	19.6
2019	16.9
Thereafter	127.8
Total	$226.5

9. ACCRUED EXPENSES AND OTHER

	December 31,
	2014	2013
Sales returns and allowances	$70.6	$91.5
Compensation and related benefits	66.8	74.5
Advertising and promotional costs	44.9	42.9
Taxes	23.3	28.4
Interest	11.0	13.8
Restructuring reserve	13.7	13.7
Other	43.0	48.8
	$273.3	$313.6

10. SHORT-TERM BORROWINGS
Products Corporation had outstanding short-term borrowings (excluding borrowings under the Amended Credit Agreements or 2011 Credit Agreements (as hereinafter defined), which are reflected in Note 11, "Long-Term Debt"), aggregating $6.6 million and $7.9 million at December 31, 2014 and 2013, respectively. The weighted average interest rate on these short-term borrowings outstanding at December 31, 2014 and 2013 was 6.2% and 5.5%, respectively.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

11. LONG-TERM DEBT

	December 31, 2014	December 31, 2013
Amended Term Loan Facility: Acquisition Term Loan due 2019, net of discounts (see (a) below)	$691.6	$698.3
Amended Term Loan Facility: 2011 Term Loan due 2017, net of discounts (see (a) below)	671.6	670.1
Amended Revolving Credit Facility (see (a) below)	—	—
5¾% Senior Notes due 2021 (see (b) below)	500.0	500.0
Non-Contributed Loan portion of the Amended and Restated Senior Subordinated Term Loan due 2014 (see (c) below)	—	58.4
Spanish Government Loan due 2025 (see (d) below)	0.7	0.9
	1,863.9	1,927.7
Less current portion (*)	(31.5)	(65.4)
	$1,832.4	$1,862.3
(*) The Company classified $31.5 million of long-term debt as a current liability, which is primarily comprised of the $24.6 million required “excess cash flow” prepayment (as defined under Amended Term Loan Agreement (as hereinafter defined) to be made on or before April 10, 2015 (See below under "Amended Term Loan Facility") and the Company’s regularly scheduled $1.7 million quarterly principal amortization payments (after giving effect to such prepayment).

The Company completed several debt transactions during 2014 and 2013.
2014 Debt Transactions
February 2014 Term Loan Amendment
In February 2014, Products Corporation entered into an amendment (the “February 2014 Term Loan Amendment”) to its amended term loan agreement among Products Corporation, as borrower, a syndicate of lenders and Citicorp USA, Inc. (“CUSA”), as administrative agent and collateral agent. The amended term loan agreement is comprised of (i) the $675.0 million term loan due November 19, 2017 (the "2011 Term Loan" or the “2011 Term Loan Facility”) and (ii) the $700.0 million term loan due October 8, 2019 (the "Acquisition Term Loan"), which had $693.0 million in aggregate principal balance outstanding as of December 31, 2014 (together, the "Amended Term Loan Agreement" and the "Amended Term Loan Facility"). Pursuant to the February 2014 Term Loan Amendment, the interest rates applicable to Eurodollar Loans under the $675.0 million 2011 Term Loan bear interest at the Eurodollar Rate plus 2.5% per annum, with the Eurodollar Rate not to be less than 0.75% (compared to 3.0% and 1.0%, respectively, prior to the February 2014 Term Loan Amendment), while Alternate Base Rate Loans under the 2011 Term Loan bear interest at the Alternate Base Rate plus 1.5%, with the Alternate Base Rate not to be less than 1.75% (compared to 2.0% in each case prior to the February 2014 Term Loan Amendment) (and as each such term is defined in the Amended Term Loan Agreement).
Products Corporation's Acquisition Term Loan and Amended Revolving Credit Facility (as hereinafter defined) were not amended in connection with the February 2014 Term Loan Amendment.
During 2014, the Company incurred approximately $1.1 million of fees and expenses in connection with the February 2014 Term Loan Amendment, which were expensed as incurred, and wrote-off $0.8 million of unamortized debt discount and deferred financing costs as a result of the February 2014 Term Loan Amendment. These amounts, totaling $1.9 million, were recognized within loss on early extinguishment of debt in the Company’s Consolidated Statements of Income and Comprehensive (Loss) Income for the year ended December 31, 2014.
Repayment of Non-Contributed Loan
On May 1, 2014, Products Corporation used available cash on hand to optionally prepay in full the remaining $58.4 million principal amount outstanding under the non-contributed loan portion of the Amended and Restated Senior Subordinated Term Loan Agreement (the "Non-Contributed Loan") that remained owing from Products Corporation to various third parties.  The Non-Contributed Loan would have otherwise matured on October 8, 2014. In connection with such prepayment, the Company wrote-off $0.1 million of deferred financing costs, which were recognized within loss on early extinguishment of debt in the Company's Consolidated Statements of Income and Comprehensive (Loss) Income for 2014.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

2013 Debt Transactions
Term Loan and Revolving Credit Facility Amendments
(i) February 2013 Term Loan Amendments
In February 2013, Products Corporation consummated an amendment (the "February 2013 Term Loan Amendments"), to its Amended Term Loan Agreement, pursuant to which Products Corporation reduced the total aggregate principal amount outstanding under the 2011 Term Loan from $788.0 million to $675.0 million, using a portion of the proceeds from Products Corporation’s issuance of its 5¾% Senior Notes (see “2013 Senior Notes Refinancing” below), together with cash on hand. Before giving effect to the February 2014 Term Loan Amendment, the February 2013 Term Loan Amendments also reduced the interest rates on the 2011 Term Loan such that Eurodollar Loans bore interest at the Eurodollar Rate plus 3.00% per annum, with the Eurodollar Rate not to be less than 1.00% (compared to 3.50% and 1.25%, respectively, prior to the February 2013 Term Loan Amendments), while Alternate Base Rate Loans bore interest at the Alternate Base Rate plus 2.00%, with the Alternate Base Rate not to be less than 2.00% (compared to 2.50% and 2.25%, respectively, prior to the February 2013 Term Loan Amendments) (and as each such term is defined in the Amended Term Loan Agreement).
Pursuant to the February 2013 Term Loan Amendments, Products Corporation, under certain circumstances, also has the right to request the 2011 Term Loan to be increased by up to the greater of (i) $300 million and (ii) an amount such that Products Corporation’s First Lien Secured Leverage Ratio (as defined in the Amended Term Loan Agreement) does not exceed 3.50:1.00 (compared to $300 million prior to the February 2013 Term Loan Amendments), provided that the lenders are not committed to provide any such increase. Any such increase would be in addition to the Acquisition Term Loan.
(ii) August 2013 Term Loan Amendments
In August 2013, in connection with the Colomer Acquisition, Products Corporation consummated further amendments (the "August 2013 Term Loan Amendments") to its Amended Term Loan Agreement, which permitted, among other things: (i) Products Corporation's consummation of the Colomer Acquisition; and (ii) Products Corporation's incurring up to $700 million of term loans to use as a source of funds to consummate the Colomer Acquisition and pay related fees and expenses.
(iii) Incremental Amendment
In August 2013, in connection with the Colomer Acquisition, Products Corporation entered into an incremental amendment (the "Incremental Amendment") resulting in the Amended Term Loan Agreement with Citibank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A, Credit Suisse AG, Cayman Islands Branch, Wells Fargo Bank, N.A. and Deutsche Bank AG New York Branch (collectively, the "Initial Acquisition Lenders") and CUSA, as administrative agent and collateral agent, pursuant to which the Initial Acquisition Lenders committed to provide the Acquisition Term Loan. The Acquisition Term Loan was issued on October 8, 2013 and Products Corporation and used the net proceeds of $698.3 million as a source of funds to consummate the Colomer Acquisition and pay related fees and expenses.
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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

2013 Senior Notes Refinancing
In February 2013, Products Corporation issued $500.0 million aggregate principal amount of 5¾% Senior Notes due February 15, 2021 (the “5¾% Senior Notes”) to investors at par pursuant to the 5¾% Senior Notes Indenture, dated as of February 8, 2013 (the “5¾% Senior Notes Indenture”). Products Corporation used $491.2 million of the net proceeds (net of underwriters' fees) from the issuance of the 5¾% Senior Notes to repay and redeem all of the $330.0 million outstanding aggregate principal amount of its 9¾% Senior Secured Notes due November 2015 (the “9¾% Senior Secured Notes"), as well as to pay an aggregate of $28.0 million for the applicable redemption and tender offer premiums, accrued interest and related fees and expenses. Products Corporation used a portion of the remaining proceeds, together with existing cash, to pay approximately $113 million of principal on its 2011 Term Loan in conjunction with the February 2013 Term Loan Amendments. Products Corporation used the remaining balance available from the issuance of the 5¾% Senior Notes for general corporate purposes, including, without limitation, debt reduction transactions, such as repaying to Revlon, Inc. at maturity on October 8, 2013 the Contributed Loan (as hereinafter defined), which Revlon, Inc. used to pay the liquidation preference of Revlon, Inc.'s Series A Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), in connection with its mandatory redemption on such date. Refer to “5¾% Senior Notes” below for further discussion.
Repayment of the Contributed Loan
Products Corporation paid to Revlon, Inc., at maturity on October 8, 2013, the $48.6 million aggregate principal amount outstanding under the Contributed Loan. Refer to "2013 Senior Notes Refinancing" above and “Amended and Restated Senior Subordinated Term Loan Agreement” below for further discussion.
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
In January 2014, Colomer's U.S.-domiciled subsidiaries (the “Colomer U.S. Subsidiaries”) became additional guarantors under Products Corporation’s Amended Term Loan Facility and Amended Revolving Credit Facility and the 5¾% Senior Notes Indenture. In connection with becoming guarantors, substantially all of the assets of the Colomer U.S. Subsidiaries were pledged as collateral under Products Corporation’s Amended Term Loan Facility and Amended Revolving Credit Facility, thereby increasing the value of the assets supporting the borrowing base under the Amended Revolving Credit Facility.
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
(except where otherwise noted, all tabular amounts in millions)

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
Under certain circumstances, Products Corporation has the right to request that the Amended Revolving Credit Facility be increased by up to $100.0 million, provided that the lenders are not committed to provide any such increase.
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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Amended Term Loan Facility
Term loans under the Amended Term Loan Facility bear interest at the following interest rates:

	Eurodollar Loans	Alternate Base Rate Loans
2011 Term Loans	Eurodollar Rate plus 2.50% per annum (with the Eurodollar Rate not to be less than 0.75%)	Alternate Base Rate plus 1.50% (with the Alternate Base Rate not to be less than 1.75%)
Acquisition Term Loans	Eurodollar Rate plus 3.00% per annum (with the Eurodollar Rate not to be less than 1.00%)	Alternate Base Rate plus 2.00% (with the Alternate Base Rate not to be less than 2.00%)
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
In addition to its regularly scheduled $1.7 million principal repayment due on March 31, 2015, prior to April 10, 2015, Products Corporation is required to prepay, on or before April 10, 2015, $24.6 million of indebtedness under the Amended Term Loan Facility, representing 50% of its 2014 “excess cash flow” (as defined under the Amended Term Loan Agreement), which prepayment shall be applied on a ratable basis between the principal amounts outstanding under 2011 Term Loan and the Acquisition Term Loan. The amount of the prepayment applied to the 2011 Term Loan will be used to reduce the principal amount outstanding (as all amortization payments under the 2011 Term Loan have been paid). The amount applied to the Acquisition Term Loan will be used to reduce Products Corporation's future regularly scheduled quarterly amortization payments under the Acquisition Term Loan on a ratable basis from $1.8 million prior to the prepayment to $1.7 million after giving effect to the prepayment and through October 2019.
The Amended Term Loan Facility contains a financial covenant limiting Products Corporation’s first lien senior secured leverage ratio (the ratio of Products Corporation’s senior secured debt that has a lien on the collateral which secures the Amended Term Loan Facility that is not junior or subordinated to the liens securing the Amended Term Loan Facility (excluding debt outstanding under the Amended Revolving Credit Facility)) to EBITDA, as each such term is defined in the Amended Term Loan Facility, to no more than 4.25 to 1.0 for each period of four consecutive fiscal quarters ending through the maturity date of the Amended Term Loan Facility.
Products Corporation, under certain circumstances, also has the right to request the Amended Term Loan Facility to be increased by up to the greater of (i) $300 million and (ii) an amount such that Products Corporation’s First Lien Secured Leverage Ratio (as defined in the Amended Term Loan Agreement) does not exceed 3.50:1.00, provided that the lenders are not committed to provide any such increase. Such increase is in addition to the Acquisition Term Loan.
The 2011 Term Loan outstanding under the Amended Term Loan Facility matures on November 19, 2017. The Acquisition Term Loan under the Amended Term Loan Facility has the same terms as the 2011 Term Loans, except that: (i) it matures on the sixth anniversary of the closing of the Acquisition Term Loan (or October 8, 2019); and (ii) it amortizes on March 31, June 30, September 30 and December 31 of each year (which commenced March 31, 2014), in an amount equal to 0.25% of the aggregate principal amount of the Acquisition Term Loan.
Provisions Applicable to the Amended Term Loan Facility and the Amended Revolving Credit Facility
The Amended Credit Agreements are supported by, among other things, guarantees from Revlon, Inc. and, subject to certain limited exceptions, Products Corporation’s domestic subsidiaries. Products Corporation’s obligations under the Amended Term Loan Agreement and the Amended Revolving Credit Agreement and the obligations under such guarantees are secured by, subject to certain limited exceptions, substantially all of Products Corporation’s assets and the assets of the guarantors, including:
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
(b) subject to certain circumstances, to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Fourth Amended and Restated Revlon, Inc. Stock Plan and/or the payment of withholding taxes in connection with the vesting of restricted stock awards under such plan;
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
(except where otherwise noted, all tabular amounts in millions)

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
(viii) Revlon, Inc. shall have any meaningful assets or indebtedness or shall conduct any meaningful business other than its ownership of Products Corporation and such activities as are customary for a publicly traded holding company which is not itself an operating company, in each case subject to limited exceptions; and
(ix) the failure of certain affiliates which hold Products Corporation’s or its subsidiaries’ indebtedness to be party to a valid and enforceable agreement prohibiting such affiliate from demanding or retaining payments in respect of such indebtedness, subject to certain exceptions.
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
Covenants
Products Corporation was in compliance with all applicable covenants under the Amended Term Loan Agreement and the Amended Revolving Credit Facility as of December 31, 2014 and 2013. At December 31, 2014, the aggregate principal amounts outstanding under the Acquisition Term Loan and the 2011 Term Loan were $693.0 million and $675.0 million, respectively, and availability under the $175.0 million Amended Revolving Credit Facility, based upon the calculated borrowing base less $9.0 million of outstanding undrawn letters of credit and nil then drawn on the Amended Revolving Credit Facility, was $166.0 million.
(b) 5¾% Senior Notes
On February 8, 2013, Products Corporation completed its offering (the "2013 Senior Notes Refinancing"), pursuant to an exemption from registration under the Securities Act of 1933 (as amended, the "Securities Act"), of $500.0 million aggregate principal amount of the 5¾% Senior Notes. The 5¾% Senior Notes are unsecured and were issued to investors at par. The 5¾%

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Senior Notes mature on February 15, 2021. Interest on the 5¾% Senior Notes accrues at 5¾% per annum, paid every six months on February 15th and August 15th. (See "Registration Rights" below).
The 5¾% Senior Notes were issued pursuant to the 5¾% Senior Notes Indenture, dated as of February 8, 2013 (the “Notes Closing Date”), by and among Products Corporation, Products Corporation’s domestic subsidiaries (the “Guarantors”), which also currently guarantee Products Corporation’s Amended Term Loan Facility and Amended Revolving Credit Facility, and U.S. Bank National Association, as trustee. The Guarantors issued guarantees (the “Guarantees”) of Products Corporation’s obligations under the 5¾% Senior Notes and the 5¾% Senior Notes Indenture on a joint and several, senior unsecured basis. In January 2014, the Colomer U.S. Subsidiaries became additional guarantors under Products Corporation’s Amended Term Loan Facility and Amended Revolving Credit Facility and the 5¾% Senior Notes Indenture.
In December 2013, Products Corporation consummated an offer to exchange the original 5¾% Senior Notes for $500.0 million of new 5¾% Senior Notes, which have substantially the same terms as the original 5¾% Senior Notes, except that they are registered under the Securities Act (such registered new notes being the “5¾% Senior Notes”). See "Registration Rights" below for further discussion.
Products Corporation used a portion of the $491.2 million of net proceeds from the issuance of the 5¾% Senior Notes (net of underwriters' fees) to repay and redeem all of the $330.0 million outstanding aggregate principal amount of its 9¾% Senior Secured Notes, as well as to pay $8.6 million of accrued interest. Products Corporation incurred an aggregate of $19.4 million of fees for the applicable redemption and tender offer premiums, related fees and expenses in connection with redemption and repayment of the 9¾% Senior Secured Notes and other fees and expenses in connection with the issuance of the 5¾% Senior Notes. Products Corporation used a portion of the remaining proceeds from the issuance of the 5¾% Senior Notes, together with existing cash, to pay approximately $113.0 million of principal on its 2011 Term Loan in conjunction with the February 2013 Term Loan Amendments. Products Corporation used the remaining balance available from the issuance of the 5¾% Senior Notes for general corporate purposes, including, without limitation, debt reduction transactions, such as repaying to Revlon, Inc. at maturity on October 8, 2013 the Contributed Loan, which Revlon, Inc. used to pay the liquidation preference of Revlon, Inc.'s Series A Preferred Stock in connection with its mandatory redemption on such date.
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
On December 24, 2013, Products Corporation, consummated an offer to exchange Products Corporation’s 5¾% Senior Notes for new notes, with substantially the same terms, but which were registered under the Securities Act. By having the Registration Statement declared effective by the SEC on November 22, 2013, Products Corporation cured the first registration default that occurred under the Registration Rights Agreement, because the Registration Statement had not been declared effective by September 6, 2013. By consummating the Exchange Offer on December 24, 2013, Products Corporation cured the second registration default

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

under the Registration Rights Agreement, that occurred because Products Corporation had not consummated the Exchange Offer by November 5, 2013. The first registration default caused the interest on the 5¾% Senior Notes to increase from 5.75% per annum to 6.00% per annum from September 7, 2013 through December 5, 2013 and the second registration default caused the interest on the 5¾% Senior Notes to increase to 6.25% per annum from December 6, 2013 through December 23, 2013. With Products Corporation having consummated the Exchange Offer on December 24, 2013, interest on the 5¾% Senior Notes resumed accruing at the original rate of 5.75% per annum effective from such date. The Company recorded additional interest expense of $0.4 million during the year ended December 31, 2013 with respect to the registration defaults.
Covenants
Products Corporation was in compliance with all applicable covenants under its 5¾% Senior Notes Indenture as of December 31, 2014.
(c) Amended and Restated Senior Subordinated Term Loan Agreement
In January 2008, Products Corporation entered into a $170.0 million Senior Subordinated Term Loan Agreement with MacAndrews & Forbes and on February 1, 2008 used the $170.0 million of proceeds from such loan to repay in full the $167.4 million remaining aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes, which matured on February 1, 2008, and to pay $2.55 million of related fees and expenses.
In September 2008, Products Corporation used $63.0 million of the net proceeds from the July 2008 sale of the Company’s Bozzano business in Brazil to partially repay $63.0 million of the outstanding aggregate principal amount of the Senior Subordinated Term Loan. Following such partial repayment, there remained outstanding $107.0 million in aggregate principal amount under such loan consisting of $48.6 million (the “Contributed Loan”) and $58.4 million (the “Non-Contributed Loan”). As of the date of the 2009 Exchange Offer and prior to its October 8, 2013 maturity date when it was completely repaid (the proceeds of which Revlon, Inc. used to consummate the mandatory redemption of the Preferred Stock on such date), the Contributed Loan was due to Revlon, Inc. by Products Corporation. In October 2009, Revlon, Inc. consummated a voluntary exchange offer transaction (the 2009 Exchange Offer"), in which MacAndrews & Forbes contributed to Revlon, Inc. $48.6 million of the $107.0 million aggregate principal amount of the Senior Subordinated Term Loan made by MacAndrews & Forbes to Products Corporation (the “Contributed Loan”). As of the date of the 2009 Exchange Offer and prior to its October 8, 2013 maturity date when it was completely repaid (the proceeds of which Revlon, Inc. used to consummate the mandatory redemption of the Series A Preferred Stock on such date), the Contributed Loan was due to Revlon, Inc. by Products Corporation. The $48.6 million Contributed Loan represented $5.21 of outstanding principal amount under the Senior Subordinated Term Loan for each of the 9,336,905 shares of Class A Common Stock exchanged in the 2009 Exchange Offer, in which Revlon, Inc. issued to MacAndrews & Forbes 9,336,905 shares of Class A Common Stock at a ratio of one share of Class A Common Stock for each $5.21 of outstanding principal amount of the Senior Subordinated Term Loan contributed to Revlon, Inc. The terms of the Senior Subordinated Term Loan Agreement were also amended to extend the maturity date of the Contributed Loan to October 8, 2013 and to change the annual interest rate on the Contributed Loan to 12.75%.
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

ii.
insert prepayment premiums such that Products Corporation could optionally prepay the Non-Contributed Loan (a) from November 1, 2013 through April 30, 2014 with a 2% prepayment premium on the aggregate principal amount of the Non-Contributed Loan being prepaid, and (b) from May 1, 2014 through maturity on October 8, 2014 with no prepayment premium; and

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

On its October 8, 2013 maturity date, Products Corporation paid to Revlon, Inc. the $48.6 million aggregate principal amount outstanding under the Contributed Loan, which Revlon, Inc. used to consummate the mandatory redemption of the Series A Preferred Stock on such date.
On May 1, 2014, Products Corporation used available cash on hand to optionally prepay in full the remaining $58.4 million principal amount outstanding under the Non-Contributed Loan that remained owing from Products Corporation to various third parties.  The Non-Contributed Loan would have otherwise matured on October 8, 2014. In connection with the prepayment, the Company wrote-off $0.1 million of deferred financing costs, which were recognized within loss on early extinguishment of debt in the Company's Consolidated Statements of Income and Comprehensive (Loss) Income for the year ended December 31, 2014.
(d) Spanish Government Loan
In connection with the Colomer Acquisition, the Company acquired the Colomer Group's euro-denominated loan payable to the Spanish government (the "Spanish Government Loan"), which loan had $0.7 million aggregate principal amount outstanding as of December 31, 2014 (based on foreign exchange rates in effect as of such date).  The Spanish Government Loan does not bear interest and is payable in 10 equal installments on June 30th of each year beginning in 2016 through 2025.

Long-Term Debt Maturities
The aggregate amounts of contractual long-term debt maturities at December 31, 2014 in the years 2015 through 2019 and thereafter are as follows:

Years Ended December 31,	Long-Term Debt Maturities
2015	$31.5	(a)
2016	7.0	(a)
2017	669.8	(b)
2018	7.0	(a)
2019	653.1	(c)
Thereafter	500.3	(d)
Total long-term debt	1,868.7
Discounts	(4.8)
Total long-term debt, net of discounts	$1,863.9

(a)
Amount includes the quarterly amortization payments required under the Acquisition Term Loan as well as the required $24.6 million “excess cash flow” prepayment to be made on or before April 10, 2015 under the Amended Term Loan Agreement (as defined under the Amended Term Loan Agreement).

(b)
Amount includes the aggregate principal amount expected to be outstanding under the 2011 Term Loan which matures on November 19, 2017, after giving effect to the quarterly amortization payments required under the Acquisition Term Loan and the excess cash flow prepayment referred to in note (a) above.

(c)
Amount is comprised of the aggregate principal amount expected to be outstanding under the Acquisition Term Loan assuming a maturity date of October 9, 2019, after giving effect to the amortization payments and excess cash flow prepayment referred to in note (a) above.

(d)	Amount is primarily comprised of the $500.0 million aggregate principal amount outstanding as of December 31, 2014 under the 5¾% Senior Notes, which mature on February 21, 2021.

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
As of December 31, 2014, the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value are categorized in the table below:

	Total	Level 1	Level 2	Level 3
Assets:
Derivatives:
FX Contracts(a)	$0.2	$—	$0.2	$—
Total assets at fair value	$0.2	$—	$0.2	$—
Liabilities:
Derivatives:
FX Contracts(a)	$—	$—	$—	$—
2013 Interest Rate Swap(b)	3.5	—	3.5	—
Total liabilities at fair value	$3.5	$—	$3.5	$—

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

As of December 31, 2014, the fair values and carrying values of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion	$—	$1,844.0	$—	$1,844.0	$1,863.9

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

13. FINANCIAL INSTRUMENTS
Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $9.0 million and $9.9 million (including amounts available under credit agreements in effect at that time) were maintained at December 31, 2014 and December 31, 2013, respectively. Included in these amounts is approximately $7.7 million and $8.1 million at December 31, 2014 and December 31, 2013, respectively, in standby letters of credit which support Products Corporation’s self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.
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
The U.S. Dollar notional amount of the FX Contracts outstanding at December 31, 2014 and December 31, 2013 was $7.6 million and $52.9 million, respectively.
Interest Rate Swap Transaction
In November 2013, Products Corporation executed a forward-starting floating-to-fixed interest rate swap transaction with a 1.00% floor, based on a notional amount of $400 million in respect of indebtedness under the Acquisition Term Loan over a period of three years (the "2013 Interest Rate Swap"). The Company designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments related to its Acquisition Term Loan with respect to the $400 million notional amount over the three-year term of the 2013 Interest Rate Swap. Under the terms of the 2013 Interest Rate Swap, Products Corporation will receive from the counterparty a floating interest rate based on the higher of three-month USD LIBOR or 1.00% commencing in May 2015, while paying a fixed interest rate payment to the counterparty equal to 2.0709% (which effectively fixes the interest rate on such notional amount at 5.0709% over the three-year term of the 2013 Interest Rate Swap.) For 2014, the 2013 Interest Rate Swap was deemed effective and therefore the changes in fair value related to the 2013 Interest Rate Swap have been recorded in Other Comprehensive Loss. As of December 31, 2014, the balance of deferred net losses on derivatives included in accumulated other comprehensive income was $(2.2) million after-tax. (See "Quantitative Information – Derivative Financial Instruments" below). The Company expects that $(1.3) million of the after-tax amounts related to the 2013 Interest Rate Swap will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The amount ultimately realized in earnings may differ as the LIBOR is subject to change. Realized gains and losses are ultimately determined by actual rates at maturity of the derivative.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of the derivative instruments in asset positions, which totaled $0.2 million and $3.5 million as of December 31, 2014 and December 31, 2013, respectively. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties. Given the current credit standing of the Company's counterparties to its derivative instruments, the Company believes the risk of loss under these derivative instruments arising from any non-performance by any of the counterparties is remote.
Quantitative Information – Derivative Financial Instruments
The effects of the Company’s derivative instruments on its consolidated financial statements were as follows:

(a)	Fair Values of Derivative Financial Instruments in Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	Assets			Liabilities
	Balance Sheet	December 31, 2014	December 31, 2013	Balance Sheet	December 31, 2014	December 31, 2013
	Classification	Fair Value	Fair Value	Classification	Fair Value	Fair Value
Derivatives designated as hedging instruments:
2013 Interest Rate Swap(i)	Prepaid expenses and other	$—	$—	Accrued expenses and other	$2.1	$—
	Other assets	—	2.5	Other long-term liabilities	1.4	—
Derivatives not designated as hedging instruments:
FX Contracts(ii)	Prepaid expenses and other	$0.2	$1.0	Accrued Expenses	$—	$0.2

(i) The fair values of the 2013 Interest Rate Swap at December 31, 2014 and December 31, 2013 were measured based on the implied forward rates from the U.S. Dollar three-month LIBOR yield curve at December 31, 2014 and December 31, 2013, respectively.

(ii) The fair values of the FX Contracts at December 31, 2014 and December 31, 2013 were measured based on observable market transactions of spot and forward rates at December 31, 2014 and December 31, 2013, respectively.
(b) Effects of Derivative Financial Instruments on the Consolidated Statements of Income and Comprehensive (Loss) Income for each of 2014, 2013 and 2012:

	Amount of Gain (Loss) Recognized in Other Comprehensive (Loss) Income
	Year Ended December 31,
	2014	2013	2012
Derivatives designated as hedging instruments:
2013 Interest Rate Swap, net of tax (a)	$(3.7)	$1.5	$—

(a)	Net of tax (benefit) expense of $(2.3) million and $1.0 million for each of 2014 and 2013.

	Income Statement Classification	Amount of Gain (Loss) Recognized in Net Income
		Year Ended December 31,
		2014	2013	2012
Derivatives not designated as hedging instruments:
FX Contracts	Foreign currency gain (loss), net	$0.5	$2.2	$(1.9)

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

14. SAVINGS PLAN, PENSION AND POST-RETIREMENT BENEFITS
Savings Plan:
The Company offers a qualified defined contribution plan for its U.S.-based employees, the Revlon Employees' Savings, Investment and Profit Sharing Plan (as amended, the "Savings Plan"), which allows eligible participants to contribute up to 25%, and highly compensated participants to contribute up to 6%, of eligible compensation through payroll deductions, subject to certain annual dollar limitations imposed by the Internal Revenue Service (the "IRS"). The Company matches employee contributions at fifty cents for each dollar contributed up to the first 6% of eligible compensation (for a total match of 3% of employee contributions). The Company made cash matching contributions of $2.4 million to the Savings Plan during each of 2014, 2013 and 2012, respectively. The Company also offers a non-qualified defined contribution plan (the “Excess Savings Plan”) providing benefits for certain U.S. employees who are in excess of IRS limitations. These non-qualified defined contribution benefits are funded from the general assets of the Company.
The Company’s qualified and non-qualified defined contribution savings plans for its U.S.-based employees contain a discretionary profit sharing component that enables the Company, should it elect to do so, to make discretionary profit sharing contributions. For 2014, the Company made discretionary profit sharing contributions to the Savings Plan and non-qualified defined contribution savings plan of $4.0 million (of which $3.1 million was paid in 2014 and $0.9 million was paid in January 2015), or 3% of eligible compensation, which was credited on a quarterly basis. For 2013, the Company made discretionary profit sharing contributions to the Savings Plan and non-qualified defined contribution savings plan of $4.1 million (of which $3.2 million was paid in 2013 and $0.9 million was paid in January 2014), or 3% of eligible compensation, which was credited on a quarterly basis. For 2012, the Company made discretionary profit sharing contributions to the Savings Plan and non-qualified defined contribution savings plan of $3.9 million (of which $3.0 million was paid in 2012 and $0.9 million was paid in January 2013), or 3% of eligible compensation, which was credited on a quarterly basis.
Pension Benefits:
In 2009, Products Corporation’s U.S. qualified defined benefit pension plan (the Revlon Employees’ Retirement Plan, which covered a substantial portion of the Company's employees in the U.S.) and its non-qualified pension plan (the Revlon Pension Equalization Plan) were amended to cease future benefit accruals under such plan after December 31, 2009. No additional benefits have accrued since December 31, 2009, other than interest credits on participant account balances under the cash balance program of the Company’s U.S. pension plans. Also, service credits for vesting and early retirement eligibility will continue to accrue in accordance with the terms of the respective plans. In 2010, the Company amended its Canadian defined benefit pension plan (the Affiliated Revlon Companies Employment Plan) to reduce future benefit accruals under such plan after December 31, 2010. Additionally, while the Company closed its U.K. defined pension plan to new entrants in 2002, then-existing participants continue to accrue pension benefits.
Effective December 31, 2012, Products Corporation merged two of its qualified defined benefit pension plans; therefore, as of December 31, 2012, Products Corporation sponsors two qualified defined benefit pension plans. The Company also has non-qualified pension plans which provide benefits for certain U.S. and non-U.S. employees, and for U.S. employees in excess of IRS limitations in the U.S. and in certain limited cases contractual benefits for certain former officers of the Company. These non-qualified plans are funded from the general assets of the Company.
Also, during 2012, the Company announced plans to exit its owned manufacturing facility in France and rightsize its organization in France as part of the September 2012 Program (as defined in Note 3, “Restructuring Charges”). As a result of the September 2012 Program, the Company recognized a curtailment gain of $1.7 million, partially offset by $0.2 million of prior service costs and accumulated actuarial losses previously reported within accumulated other comprehensive loss, for a net gain of $1.5 million, which was recorded within restructuring charges and other, net for 2012.
Other Post-retirement Benefits:
The Company previously sponsored an unfunded retiree benefit plan, which provides death benefits payable to beneficiaries of a very limited number of former employees. Participation in this plan was limited to participants enrolled as of December 31, 1993. The Company also administers an unfunded medical insurance plan on behalf of Revlon Holdings, certain costs of which have been apportioned to Revlon Holdings under the transfer agreements among Revlon, Inc., Products Corporation and MacAndrews & Forbes. (See Note 20, “Related Party Transactions - Transfer Agreements”).

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

	Pension Plans		Other Post-Retirement Benefit Plans
	December 31,
	2014	2013	2014	2013
Change in Benefit Obligation:
Benefit obligation - beginning of year	$(668.2)	$(744.6)	$(14.4)	$(16.5)
Service cost	(0.8)	(0.9)	—	—
Interest cost	(30.1)	(27.6)	(0.5)	(0.6)
Actuarial gain (loss)	(108.0)	65.5	(0.2)	1.6
Benefits paid	41.0	39.1	0.7	0.8
Currency translation adjustments	4.4	(0.1)	—	0.3
Other	—	0.4	1.5	—
Benefit obligation - end of year	$(761.7)	$(668.2)	$(12.9)	$(14.4)
Change in Plan Assets:
Fair value of plan assets - beginning of year	$557.6	$520.2	$—	$—
Actual return on plan assets	37.6	58.1	—	—
Employer contributions	18.2	17.7	0.7	0.8
Benefits paid	(41.0)	(39.1)	(0.7)	(0.8)
Currency translation adjustments	(4.7)	0.7	—	—
Fair value of plan assets - end of year	$567.7	$557.6	$—	$—
Unfunded status of plans at December 31,	$(194.0)	$(110.6)	$(12.9)	$(14.4)
In respect of the Company's pension plans and other post-retirement benefit plans, amounts recognized in the Company’s Consolidated Balance Sheets at December 31, 2014 and 2013 consist of the following:

	Pension Plans		Other Post-Retirement Benefit Plans
	December 31,
	2014	2013	2014	2013
Other long-term assets	$0.8	$—	$—	$—
Accrued expenses and other	$(6.1)	$(5.9)	$(0.7)	$(0.8)
Pension and other post-retirement benefit liabilities	(188.7)	(104.7)	(12.2)	(13.6)
Total liability	(194.0)	(110.6)	(12.9)	(14.4)

Accumulated other comprehensive loss, gross	277.6	170.1	2.5	2.8
Income tax (benefit) expense	(43.7)	(1.8)	0.1	0.1
Portion allocated to Revlon Holdings	(1.0)	(0.7)	(0.2)	—
Accumulated other comprehensive loss, net	$232.9	$167.6	$2.4	$2.9
With respect to the above accrued expenses and other, the Company has recorded receivables from affiliates of $3.1 million and $2.6 million at December 31, 2014 and 2013, respectively, relating to pension plan liabilities retained by such affiliates.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the Company's pension plans are as follows:

	December 31,
	2014	2013
Projected benefit obligation	$761.7	$668.2
Accumulated benefit obligation	761.0	667.3
Fair value of plan assets	567.7	557.6
Net Periodic Benefit Cost:
The components of net periodic benefit (income) costs for the Company’s pension and the other post-retirement benefit plans are as follows:

	Pension Plans			Other Post-Retirement Benefit Plans
	Year Ended December 31,
	2014	2013	2012	2014	2013	2012
Net periodic benefit (income) costs:
Service cost	$0.8	$0.9	$1.6	$—	$—	$—
Interest cost	30.1	27.6	30.0	0.5	0.6	0.7
Expected return on plan assets	(41.3)	(38.3)	(35.2)	—	—	—
Amortization of actuarial loss	4.5	8.6	8.1	0.1	0.4	0.3
Curtailment gain	—	—	(1.5)	—	—	—
	(5.9)	(1.2)	3.0	0.6	1.0	1.0
Portion allocated to Revlon Holdings	(0.1)	(0.1)	(0.1)	—	(0.1)	—
	$(6.0)	$(1.3)	$2.9	$0.6	$0.9	$1.0
For 2014, the Company recognized net periodic benefit income of $(5.4) million, as compared to $(0.4) million in 2013, primarily due to an increase in the fair value of pension plan assets at December 31, 2014, as well as lower amortization of actuarial losses.
During 2013, the Company recognized net period benefit income of $(0.4) million, compared to net period benefit costs of $3.9 million in 2012, driven primarily by the increase in the fair value of pension plan assets and a decrease in the interest cost at December 31, 2013, which was driven by an increase in the discount rate from 2012.
Net periodic benefit (income) costs are reflected in the Company's Consolidated Financial Statements as follows:

	Year Ended December 31,
	2014	2013
Net periodic benefit (income) costs:
Cost of sales	$(4.2)	$(2.3)
Selling, general and administrative expense	(0.7)	2.4
Inventories	(0.5)	(0.5)
	$(5.4)	$(0.4)

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Amounts recognized in accumulated other comprehensive loss at December 31, 2014 in respect of the Company’s pension plans and other post-retirement plans, which have not yet been recognized as a component of net periodic benefit cost, are as follows:

	Pension Benefits	Post-Retirement Benefits	Total
Net actuarial loss	$277.6	$2.5	$280.1
Prior service cost	—	—	—
Accumulated Other Comprehensive Loss, Gross	277.6	2.5	280.1
Income tax (benefit) expense	(43.7)	0.1	(43.6)
Portion allocated to Revlon Holdings	(1.0)	(0.2)	(1.2)
Accumulated Other Comprehensive Loss, Net	$232.9	$2.4	$235.3
The total actuarial losses and prior service costs in respect of the Company’s pension plans and other post-retirement plans included in accumulated other comprehensive loss at December 31, 2014 and expected to be recognized in net periodic benefit cost during the fiscal year ended December 31, 2015, is $8.2 million and $0.1 million, respectively.
Pension Plan Assumptions:
The following weighted-average assumptions were used to determine the Company’s projected benefit obligation of the Company’s U.S. and International pension plans at the end of the respective years:

	U.S. Plans		International Plans
	2014	2013	2014	2013
Discount rate	3.89%	4.68%	3.74%	4.48%
Rate of future compensation increases	3.00%	3.00%	2.33%	3.40%
The following weighted-average assumptions were used to determine the Company’s net periodic benefit (income) cost of the Company’s U.S. and International pension plans during the respective years:

	U.S. Plans			International Plans
	2014	2013	2012	2014	2013	2012
Discount rate	4.68%	3.78%	4.38%	4.48%	4.33%	4.77%
Expected long-term return on plan assets	7.75%	7.75%	7.75%	6.00%	6.00%	6.22%
Rate of future compensation increases	3.00%	3.00%	3.50%	3.40%	2.97%	3.05%
The 3.89% weighted-average discount rate used to determine the Company’s projected benefit obligation of the Company’s U.S. plans at the end of 2014 was derived by reference to appropriate benchmark yields on high quality corporate bonds, with terms which approximate the duration of the benefit payments and the relevant benchmark bond indices considering the individual plan’s characteristics. The rate selected approximates the rate at which the Company believes the U.S. pension benefits could have been effectively settled. The discount rates used to determine the Company’s projected benefit obligation of the Company’s primary international plans at the end of 2014 were derived from similar local studies, in conjunction with local actuarial consultants and asset managers.
In selecting its expected long-term rate of return on its plan assets, the Company considers a number of factors, including, without limitation, recent and historical performance of plan assets, the plan portfolios' asset allocations over a variety of time periods compared with third-party studies, the performance of the capital markets in recent years and other factors, as well as advice from various third parties, such as the plans' advisors, investment managers and actuaries. While the Company considered both the recent performance and the historical performance of plan assets, the Company’s assumptions are based primarily on its estimates of long-term, prospective rates of return. Using the aforementioned methodologies, the Company selected a 7.75% and 6.00% weighted-average long-term rate of return on plan assets assumption during 2014 for the U.S and International pension plans, respectively. Differences between actual and expected asset returns are recognized in the net periodic benefit cost over the remaining service period of the active participating employees.
The rate of future compensation increases is an assumption used by the actuarial consultants for pension accounting and is determined based on the Company’s current expectation for such increases.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

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

Target Ranges
	U.S. Plans	International Plans
Asset Class:
Common and preferred stock	0% - 10%	—
Mutual funds	20% - 30%	—
Fixed income securities	10% - 30%	—
Common and collective funds	25% - 55%	100%
Hedge funds	0% - 15%	—
Group annuity contract	0% - 5%	—
Cash and other investments	0% - 10%	—
Fair Value of Pension Plan Assets:
The following table presents information on the fair value of the U.S. and international pension plan assets at December 31, 2014 and 2013:

	U.S. Plans		International Plans
	2014	2013	2014	2013
Fair value of plan assets	$496.1	$492.5	$71.6	$65.1
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

•
Hedge funds: The hedge fund asset class includes hedge funds that primarily invest in a grouping of equities, fixed income instruments, currencies, derivatives and/or commodities. The fair values of investments included in the hedge funds class are determined using NAV provided by the administrator of the funds. The NAV is based on securities listed or quoted on a national securities exchange or market, or traded in the over-the-counter market, and is valued at the closing quotation posted by that exchange or trading system. Securities not listed or quoted on a national securities exchange or market are valued primarily through observable market information or broker quotes. The hedge fund investments generally can be sold on a quarterly or monthly basis and may employ leverage. The Company classifies hedge fund investments within Level 2 of the fair value hierarchy.

•
Group annuity contract: The group annuity contract asset class primarily invests in equities, corporate bonds and government bonds. The fair values of securities listed or quoted on a national securities exchange or market, or traded in the over-the-counter market, are valued at the closing quotation posted by that exchange or trading system. Securities not listed or quoted on a national securities exchange or market are valued primarily through observable market information or broker quotes. The Company classifies group annuity contract investments within Level 2 of the fair value hierarchy.

•	Cash and cash equivalents: Cash and cash equivalents are measured at cost, which approximates fair value. The Company classifies cash and cash equivalents within Level 1 of the fair value hierarchy.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The fair values of the U.S. and International pension plan assets at December 31, 2014, by asset categories were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)
Common and Preferred Stock:
U.S. small/mid cap equity	$20.5	$20.5	$—	$—
Mutual Funds(a):
Corporate bonds	17.5	17.5	—	—
Government bonds	13.6	13.6	—	—
U.S. large cap equity	68.5	68.5	—	—
International equities	7.3	7.3	—	—
Emerging markets international equity	6.1	6.1	—	—
Other	3.1	3.1	—	—
Fixed Income Securities:
Corporate bonds	55.0	0.1	54.9	—
Government bonds	10.9	—	10.9	—
Common and Collective Funds(a):
Corporate bonds	75.4	—	75.4	—
Government bonds	60.0	—	60.0	—
U.S. large cap equity	24.3	—	24.3	—
U.S. small/mid cap equity	21.0	—	21.0	—
International equities	89.9	—	89.9	—
Emerging markets international equity	17.6	—	17.6	—
Cash and cash equivalents	3.7	—	3.7	—
Other	3.1	—	3.1	—
Hedge Funds(a):
Corporate bonds	6.8	—	6.8	—
Government bonds	(8.8)	—	(8.8)	—
U.S. large cap equity	9.1	—	9.1	—
International equities	15.9	—	15.9	—
Emerging markets international equity	4.1	—	4.1	—
Cash and cash equivalents	26.8	—	26.8	—
Other	4.2	—	4.2	—
Group Annuity Contract	2.8	—	2.8	—
Cash and cash equivalents	9.3	9.3	—	—
Fair value of plan assets at December 31, 2014	$567.7	$146.0	$421.7	$—

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The fair values of the U.S. and International pension plan assets at December 31, 2013, by asset categories were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)
Common and Preferred Stock:
U.S. small/mid cap equity	$23.1	$23.1	$—	$—
Mutual Funds(a):
Corporate bonds	24.4	24.4	—	—
Government bonds	15.1	15.1	—	—
U.S. large cap equity	68.7	68.7	—	—
International equities	4.3	4.3	—	—
Emerging markets international equity	4.2	4.2	—	—
Other	0.9	0.9	—	—
Fixed Income Securities:
Corporate bonds	46.1	—	45.8	0.3
Government bonds	9.6	—	8.0	1.6
Common and Collective Funds(a):
Corporate bonds	53.7	—	53.7	—
Government bonds	69.8	—	69.8	—
U.S. large cap equity	33.8	—	33.8	—
U.S. small/mid cap equity	23.0	—	23.0	—
International equities	92.1	—	92.1	—
Emerging markets international equity	17.3	—	17.3	—
Cash and cash equivalents	2.0	—	2.0	—
Other	2.9	—	2.9	—
Hedge Funds(a):
Corporate bonds	11.8	—	11.8	—
Government bonds	24.5	—	24.5	—
U.S. large cap equity	4.3	—	4.3	—
International equities	6.1	—	6.1	—
Cash and cash equivalents	5.7	—	5.7	—
Other	4.1	—	4.1	—
Group Annuity Contract	2.6	—	2.6	—
Cash and cash equivalents	7.5	7.5	—	—
Fair value of plan assets at December 31, 2013	$557.6	$148.2	$407.5	$1.9

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The following table sets forth a summary of changes in the fair values of the U.S. and International pension plans’ Level 3 assets for each of 2014 and 2013:

	Total	Fixed Income Securities	Hedge Funds
Balance, December 31, 2012	$0.6	$0.6	$—
Purchases, sales, and settlements, net	0.6	0.6	—
Loss on assets held during the period	(0.2)	(0.2)	—
Transfers into Level 3	0.9	0.9	—
Balance, December 31, 2013	1.9	1.9	—
Purchases, sales and settlements, net	(0.5)	(0.5)	—
Loss on assets held during the period	—	—	—
Transfers out of Level 3	(1.4)	(1.4)	—
Balance, December 31, 2014	$—	$—	$—
The amount transferred out of Level 3 in the fair value hierarchy during 2014 relates to certain U.S. pension plan investments in South American government bonds. During 2014, observable market information became available for these plan assets and as a result, the assets have been categorized as Level 2 within the hierarchy. The U.S. pension plan did not realize any material gains or losses related to these investments during 2014 or 2013.
Contributions:
The Company’s intent is to fund at least the minimum contributions required to meet applicable federal employee benefit laws and local laws, or to directly pay benefit payments where appropriate. During 2014, the Company contributed $18.2 million to its pension plans and $0.7 million to its other post-retirement benefit plans. During 2015, the Company expects to contribute approximately $20 million to its pension and other post-retirement benefit plans.
Estimated Future Benefit Payments:
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid out of the Company’s pension and other post-retirement benefit plans:

	Total Pension Benefits	Total Other Benefits
2015	$41.3	$0.8
2016	42.0	0.9
2017	42.9	0.9
2018	43.8	0.9
2019	44.4	0.9
Years 2020 to 2024	231.8	4.6

15. STOCK COMPENSATION PLAN
Revlon, Inc. maintains the Fourth Amended and Restated Revlon, Inc. Stock Plan (the "Stock Plan"), which provides for awards of stock options, stock appreciation rights, restricted or unrestricted stock and restricted stock units to eligible employees and directors of Revlon, Inc. and its affiliates, including Products Corporation. An aggregate of 6,565,000 shares are reserved for issuance as Awards under the Stock Plan, subject to the adjustment provisions of the Stock Plan. In July 2014, the Stock Plan was amended to renew the Stock Plan for a 7-year renewal term expiring on April 14, 2021.
Stock options:
Non-qualified stock options granted under the Stock Plan are granted at prices that equal or exceed the fair market value of Revlon Inc.'s Class A Common Stock on the grant date and have a term of 7 years. Option grants generally vest over service periods that range from 1 year to 4 years.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

At December 31, 2014 there were no options exercisable under the Stock Plan, and 800 and 8,105 stock options exercisable at December 31, 2013 and 2012, respectively.
A summary of stock option activity for each of 2014, 2013 and 2012 is presented below:

	Stock Options (000's)	Weighted Average Exercise Price
Outstanding at January 1, 2012	264.5	$31.02
Forfeited and expired	(256.4)	31.06
Outstanding at December 31, 2012	8.1	29.91
Forfeited and expired	(7.3)	30.17
Outstanding at December 31, 2013	0.8	27.50
Forfeited and expired	(0.8)	27.50
Outstanding at December 31, 2014	—	—

Restricted stock awards and restricted stock units:
The Stock Plan allows for awards of restricted stock and restricted stock units to employees and directors of Revlon, Inc. and its affiliates, including Products Corporation. The restricted stock awards granted under the Stock Plan vest over service periods that generally range from 3 years to 5 years. In 2014, the Company granted 693,378 shares of restricted stock to certain executives which vest over a 5-year period. In October 2013, the Company granted 120,000 shares of restricted common stock with a 3-year vesting period to an executive who ceased employment with the Company during 2014, with the final 80,000 shares vesting in equal installments in October 2015 and October 2016. There have not been any other restricted stock awards granted since 2009.
A summary of the restricted stock and restricted stock unit activity for each of 2014, 2013 and 2012 is presented below:

	Restricted Stock (000's)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	257.4	$7.04
Vested(a)	(257.4)	7.04
Outstanding at December 31, 2012	—	—
Granted	120.0	24.80
Outstanding at December 31, 2013	120.0	24.80
Granted	693.4	31.01
Vested(a)	(40.0)	24.80
Outstanding at December 31, 2014	773.4	30.37

(a)
Of the amounts vested during 2014 and 2012, 22,328 and 83,582 shares, respectively, were withheld by the Company to satisfy certain grantees’ minimum withholding tax requirements, which withheld shares became Revlon, Inc. treasury stock and are not sold on the open market.

The Company recognizes non-cash compensation expense related to restricted stock awards and restricted stock units under the Stock Plan using the straight-line method over the remaining service period. The Company recorded compensation expense related to restricted stock awards under the Stock Plan of $5.5 million, $0.2 million and $0.3 million during 2014, 2013 and 2012, respectively. The total fair value of restricted stock and restricted stock units that vested during 2014 and 2013 was $1.0 million and nil, respectively. The deferred stock-based compensation related to restricted stock awards was $18.8 million at December 31, 2014 and will be amortized ratably to compensation expense over the remaining vesting period of 4.3 years.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

16. INCOME TAXES
The Company's income before income taxes and the applicable provision for income taxes are as follows:

	Year Ended December 31,
	2014	2013	2012
Income from continuing operations before income taxes:
United States	$146.9	$36.0	$108.4
Foreign	(19.7)	44.6	17.7
	$127.2	$80.6	$126.1
Provision for (benefit from) income taxes:
United States federal	$58.2	$27.4	$43.1
State and local	17.9	13.8	(9.8)
Foreign	5.1	7.4	11.5
	$81.2	$48.6	$44.8
Current:
United States federal	$2.6	$3.2	$2.3
State and local	3.5	0.7	2.2
Foreign	7.2	11.3	10.7
	13.3	15.2	15.2
Deferred:
United States federal	55.6	24.2	40.8
State and local	14.4	13.1	(12.0)
Foreign	(2.1)	(3.9)	0.8
	67.9	33.4	29.6
Total provision for income taxes:	$81.2	$48.6	$44.8
The actual tax on income before income taxes is reconciled to the applicable statutory federal income tax rate below. Certain prior year amounts have been reclassified to conform to the presentation for 2014.

	Year Ended December 31,
	2014	2013	2012
Computed income tax expense	$44.5	$28.2	$44.1
State and local taxes, net of U.S. federal income tax benefit	20.5	8.9	3.9
Foreign and U.S. tax effects attributable to operations outside the U.S.	4.2	(4.9)	(4.3)
Establishment (release) of valuation allowance	6.4	—	(15.8)
Foreign dividends and earnings taxable in the U.S.	5.4	11.0	12.7
Restructuring charges and litigation loss contingency for which there is no tax benefit	—	2.7	7.2
Other	0.2	2.7	(3.0)
Tax expense	$81.2	$48.6	$44.8

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Deferred taxes are the result of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities at December 31, 2014 and 2013 were comprised of the following:

	December 31,
	2014	2013(a)
Deferred tax assets:
Inventories	$7.6	$9.1
Net operating loss carryforwards - U.S.	77.6	127.8
Net operating loss carryforwards - foreign	57.9	69.9
Employee benefits	100.7	65.0
State and local taxes	2.7	2.3
Sales related reserves	26.2	33.3
Other	46.1	41.0
Total gross deferred tax assets	318.8	348.4
Less valuation allowance	(57.1)	(61.7)
Total deferred tax assets, net of valuation allowance	261.7	286.7
Deferred tax liabilities:
Plant, equipment and other assets	(30.0)	(29.3)
Intangibles	(88.0)	(98.8)
Foreign currency translation adjustment	3.9	1.9
Other	(55.2)	(45.2)
Total gross deferred tax liabilities	(169.3)	(171.4)
Net deferred tax assets	$92.4	$115.3
(a) During the year ended December 31, 2014, the Company recorded Measurement Period Adjustments to certain net assets and intangible assets acquired in the Colomer Acquisition on October 9, 2013. Accordingly, the prior period has been retrospectively adjusted for such Measurement Period Adjustments. Refer to Note 2, "Business Combination" for additional details.
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
A valuation allowance has been provided for those deferred tax assets for which, in the opinion of the Company's management, it is more-likely-than-not that the deferred tax assets will not be realized. At December 31, 2014, the deferred tax valuation allowance primarily represents amounts for foreign tax loss carryforwards and certain U.S. state and local tax loss carryforwards. The deferred tax valuation allowance decreased by $4.6 million and $8.9 million during 2014 and 2013, respectively. The decrease in the deferred tax valuation allowance during 2014 was primarily due to foreign currency translation and the amalgamation of certain foreign subsidiaries, partially offset by the establishment of a valuation allowance against certain deferred tax assets in the Professional segment during 2014. The decrease in the deferred tax valuation allowance during 2013 was primarily due to changes in the presentation of the Company's unrecognized tax benefits as a result of its prospective adoption of ASU No. 2013-11 at December 31, 2013, partially offset by a valuation allowance recorded against certain deferred tax assets resulting from the Colomer Acquisition.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

After December 31, 2014, the Company has tax loss carryforwards of approximately $389.3 million, of which $244.2 million are foreign and $145.1 million are domestic (federal). The losses expire in future years as follows: 2015- $0.3 million; 2016- $4.0 million; 2017- $9.2 million; 2018 and beyond- $188.9 million; and unlimited- $186.9 million. The Company could receive the benefit of such tax loss carryforwards only to the extent it has taxable income during the carryforward periods in the applicable tax jurisdictions. As of December 31, 2014, there were no consolidated federal net operating losses available from the MacAndrews & Forbes Group (as hereinafter defined) from periods prior to the March 25, 2004 deconsolidation (as described below).
The Company remains subject to examination of its income tax returns in various jurisdictions including, without limitation, Australia, Canada and Spain for tax years ended December 31, 2010 through December 31, 2013 and South Africa and the U.S. (federal) for tax years ended December 31, 2011 through December 31, 2013. The Company classifies interest and penalties as a component of the provision for income taxes. During 2014 and 2013, the Company recognized in the Consolidated Statements of Income and Comprehensive (Loss) Income a decrease of $0.9 million and a decrease of $1.7 million, respectively, in accrued interest and penalties.
At December 31, 2014 and 2013, the Company had unrecognized tax benefits of $62.0 million and $74.5 million, respectively, including $11.3 million and $11.6 million, respectively, of accrued interest and penalties. All of the unrecognized tax benefits, to the extent reduced and unutilized in future periods, would affect the Company’s effective tax rate. A reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows:

Balance at January 1, 2013	$49.9
Increase based on tax positions taken in a prior year	25.8
Decrease based on tax positions taken in a prior year	(1.6)
Increase based on tax positions taken in the current year	9.3
Decrease resulting from the lapse of statutes of limitations	(8.9)
Balance at December 31, 2013	74.5
Increase based on tax positions taken in a prior year	12.6
Decrease based on tax positions taken in a prior year	(22.8)
Increase based on tax positions taken in the current year	8.0
Decrease resulting from the lapse of statutes of limitations	(10.3)
Balance at December 31, 2014	$62.0
In addition, the Company believes that it is reasonably possible that its unrecognized tax benefits during 2015 will increase by approximately $2.4 million as a result of changes in various tax positions, each of which is individually insignificant.
The Company has not provided for U.S. federal income taxes and foreign withholding taxes on $42.0 million of foreign subsidiaries' cumulative undistributed earnings as of December 31, 2014 because such earnings are intended to be indefinitely reinvested overseas. If these future earnings are repatriated to the U.S., or if the Company determines that such earnings will be remitted in the foreseeable future, additional tax provisions may be required. Due to the complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income tax provisions that may be required.
As a result of the closing of the 2004 Revlon Exchange Transactions (as hereinafter defined in Note 20, “Related Party Transactions - Tax Sharing Agreements”), as of March 25, 2004, Revlon, Inc., Products Corporation and their U.S. subsidiaries were no longer included in the affiliated group of which MacAndrews & Forbes was the common parent (the “MacAndrews & Forbes Group”) for federal income tax purposes. Revlon Holdings (as hereinafter defined in Note 20, “Related Party Transactions - Transfer Agreements”), Revlon, Inc., Products Corporation and certain of its subsidiaries, and MacAndrews & Forbes Incorporated entered into a tax sharing agreement (as subsequently amended and restated, the "MacAndrews & Forbes Tax Sharing Agreement"), for taxable periods beginning on or after January 1, 1992 through and including March 25, 2004, during which Revlon, Inc. and Products Corporation or a subsidiary of Products Corporation was a member of the MacAndrews & Forbes Group. In these taxable periods, Revlon, Inc.'s and Products Corporation's federal taxable income and loss were included in such group's consolidated tax return filed by MacAndrews & Forbes Incorporated. Revlon, Inc. and Products Corporation were also included in certain state and local tax returns of MacAndrews & Forbes Incorporated or its subsidiaries. Revlon, Inc. and Products Corporation remain liable under the MacAndrews & Forbes Tax Sharing Agreement for all such taxable periods through and including March 25, 2004 for amounts determined to be due as a result of a redetermination arising from an audit or otherwise, equal to the taxes that Revlon, Inc. or Products Corporation would otherwise have had to pay if it were to have filed separate federal, state or local income tax returns for such periods.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

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
There were no federal tax payments or payments in lieu of taxes from Revlon, Inc. to Revlon Holdings pursuant to the MacAndrews & Forbes Tax Sharing Agreement in 2014 or 2013 with respect to periods covered by the MacAndrews & Forbes Tax Sharing Agreement, and the Company expects that there will not be any such payments in 2015. During 2014, there were $0.3 million of federal tax payments from Products Corporation to Revlon, Inc. pursuant to the Revlon Tax Sharing Agreement with respect to 2014 and nil with respect to 2013. During 2013, there was $1.3 million in federal tax payments from Products Corporation to Revlon, Inc. pursuant to the Revlon Tax Sharing Agreement with respect to 2012. The Company expects that there will be no federal tax payments from Products Corporation to Revlon, Inc. pursuant to the Revlon Tax Sharing Agreement during 2015 with respect to 2014.
Pursuant to the asset transfer agreement referred to in Note 20, “Related Party Transactions - Transfer Agreements,” Products Corporation assumed all tax liabilities of Revlon Holdings other than (i) certain income tax liabilities arising prior to January 1, 1992 to the extent such liabilities exceeded the reserves on Revlon Holdings' books as of January 1, 1992 or were not of the nature reserved for and (ii) other tax liabilities to the extent such liabilities are related to the business and assets retained by Revlon Holdings.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

17. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as of December 31, 2014, 2013 and 2012 are as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post-retirement Benefits	Prior Service Cost on Post-retirement Benefits	Deferred Gain (Loss) - Hedging	Other	Accumulated Other Comprehensive Loss
Balance at January 1, 2012	$24.8	$(225.6)	$(0.1)	$—	$—	$(200.9)
Unrealized gains (losses), net of tax of $1.0 million	(1.5)	—	—	—	—	(1.5)
Amortization of pension related costs, net of tax of $(1.0) million(a)(b)	—	9.4	—	—	—	9.4
Pension re-measurement, net of tax of $7.2 million	—	(15.4)	—	—	—	(15.4)
Pension curtailment gain(c)	—	0.1	0.1	—	—	0.2
Balance at December 31, 2012	$23.3	$(231.5)	$—	$—	$—	$(208.2)
Unrealized gains (losses), net of tax of $3.3 million	(4.1)	—	—	—	—	(4.1)
Amortization of pension related costs, net of tax of $(1.2) million(a)	—	7.7	—	—	—	7.7
Pension re-measurement, net of tax of $(33.5) million	—	53.3	—	—	—	53.3
Revaluation of derivative financial instrument, net of tax of $(1.0) million(d)	—	—	—	1.5	—	1.5
Balance at December 31, 2013	$19.2	$(170.5)	$—	$1.5	$—	$(149.8)
Currency translation adjustment, net of tax of $2.1 million	(24.6)	—	—	—	—	(24.6)
Amortization of pension related costs, net of tax of $(0.1) million(a)	—	4.5	—	—	—	4.5
Pension re-measurement, net of tax of $42.0 million	—	(69.6)	—	—	—	(69.6)
Revaluation of derivative financial instrument, net of tax of $2.3 million(d)	—	—	—	(3.7)	—	(3.7)
Other	—	0.3	—	—	(0.3)	—
Other comprehensive loss	(24.6)	(64.8)	—	(3.7)	(0.3)	(93.4)
Balance at December 31, 2014	$(5.4)	$(235.3)	$—	$(2.2)	$(0.3)	$(243.2)

(a)
Amounts represent the change in Accumulated Other Comprehensive Loss as a result of the amortization of unrecognized prior service costs and actuarial losses (gains) arising during each year related to the Company’s pension and other post-retirement plans. See Note 14, “Savings Plan, Pension and Post-retirement Benefits,” for further discussion of the Company’s pension and other post-retirement plans.

(b)	Included in this amount is a $2.0 million reclassification adjustment recorded in the first quarter of 2012 related to deferred taxes on the amortization of actuarial losses.

(c)
As a result of the September 2012 Program, the Company recognized a curtailment gain of $1.7 million, partially offset by $0.1 million of accumulated actuarial losses and $0.1 million of prior service costs previously reported within Accumulated Other Comprehensive Loss, for a net gain of $1.5 million, which was recorded within restructuring charges for 2012. See Note 14, “Savings Plan, Pension and Post-retirement Benefits,” for further discussion of the Company’s pension and other post-retirement plans.

(d)
For 2014 and 2013, the 2013 Interest Rate Swap was deemed effective and therefore, the changes in fair value related to the 2013 Interest Rate Swap are recorded in Other Comprehensive Income. See Note 13, "Financial Instruments" for further discussion of the 2013 Interest Rate Swap.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

18. SEGMENT DATA AND RELATED INFORMATION
Operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the “Chief Executive Officer”) in deciding how to allocate resources and in assessing the Company's performance. As a result of the similarities in the procurement, marketing and distribution processes for all of the Company’s products, much of the information provided in the consolidated financial statements is similar to, or the same as, that reviewed on a regular basis by the Company's management.
At December 31, 2014, the Company’s operations are organized into the following two operating segments, which also represent the Company’s reportable segments:

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

The Company's management evaluates segment profit, which is defined as income from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses, for each of the Company's Consumer and Professional segments. Segment profit also excludes unallocated corporate expenses and the impact of certain items that are not directly attributable to the segments' underlying operating performance, which includes the impacts of: (i) restructuring and related charges; (ii) acquisition and integration costs; (iii) costs of sales resulting from a fair value adjustment to inventory acquired in the Colomer Acquisition; (iv) insurance proceeds received in 2013 related to the 2011 fire that destroyed the Company's facility in Venezuela; and (v) an accrual for estimated clean-up costs related to the Company's facility in Venezuela. Such items are shown below in the table reconciling segment profit to consolidated income from continuing operations before income taxes. Unallocated corporate expenses primarily include general and administrative expenses related to the corporate organization. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. The Company does not have any material inter-segment sales.
The accounting policies for each of the reportable segments are the same as those described in Note 1, “Description of Business and Summary of Significant Accounting Policies.” The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information regarding assets and liabilities of the Company’s operating segments is produced for the Company's management or included in these financial statements.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The following table is a comparative summary of the Company’s net sales and segment profit by operating segment for each of 2014, 2013 and 2012. In the table below, certain amounts have been reclassified to conform to the presentation for 2014. Consumer segment net sales and segment profit include the results of retail brands acquired in the Colomer Acquisition, which had been included in the Professional segment in the Company's 2013 Annual Report on Form 10-K.

	Twelve Months Ended December 31,
	2014 (a)	2013 (a)	2012
Segment Net Sales:
Consumer	$1,438.3	$1,394.2	$1,396.4
Professional	502.7	100.5	—
Total	$1,941.0	$1,494.7	$1,396.4

Segment Profit:
Consumer	$347.6	$347.2	$363.1
Professional	104.8	5.1	—
Total	$452.4	$352.3	$363.1

Reconciliation:
Segment Profit	$452.4	$352.3	$363.1
Less:
Unallocated corporate expenses	67.4	58.7	55.0
Depreciation and amortization	102.6	76.7	64.9
Non-cash stock compensation expense	5.5	0.2	0.3
Non-recurring items:
Restructuring and related charges	22.6	4.5	—
Acquisition and integration costs	6.4	25.4	—
Inventory purchase accounting adjustment, cost of sales	2.6	8.5	—
Gain from insurance proceeds related to Venezuela fire	—	(26.4)	—
Accrual for clean-up costs related to destroyed facility in Venezuela	—	7.6	24.1
Operating Income	245.3	197.1	218.8
Less:
Interest Expense	84.4	78.6	85.3
Amortization of debt issuance costs	5.5	3.5	3.4
Loss on early extinguishment of debt	2.0	29.7	—
Foreign currency losses (gains), net	25.0	3.7	2.8
Miscellaneous, net	1.2	1.0	1.2
Income from continuing operations before income taxes	$127.2	$80.6	$126.1
(a) Consumer segment net sales and segment profit include the results of retail brands acquired in the Colomer Acquisition, which had previously been included in the Professional segment.
As of December 31, 2014, the Company had operations established in 24 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold. Walmart and its affiliates worldwide accounted for approximately 16%, 20% and 22% of the Company’s worldwide net sales in 2014, 2013 and 2012, respectively.

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
In the tables below, certain prior year amounts have been reclassified to conform to the current period’s presentation.

	Year Ended December 31,
	2014		2013		2012
Geographic area:
Net sales:
United States	$1,021.9	53%	$832.8	56%	$799.8	57%
Outside of the United States	919.1	47%	661.9	44%	596.6	43%
	$1,941.0		$1,494.7		$1,396.4

	December 31, 2014		December 31, 2013
Long-lived assets, net:
United States	$845.5	76%	$837.0	73%
Outside of the United States	271.7	24%	315.1	27%
	$1,117.2		$1,152.1

	Year Ended December 31,
	2014		2013		2012
Classes of similar products:
Net sales:
Color cosmetics	$1,032.4	53%	$926.4	62%	$913.0	65%
Hair care	545.0	28%	263.9	18%	191.1	14%
Beauty care and fragrance	363.6	19%	304.4	20%	292.3	21%
	$1,941.0		$1,494.7		$1,396.4

19. COMMITMENTS AND CONTINGENCIES
Products Corporation currently leases manufacturing, executive, research and development, and sales facilities and various types of equipment under operating and capital lease agreements. Rental expense was $26.6 million, $19.8 million and $16.2 million for 2014, 2013 and 2012, respectively. Minimum rental commitments under all noncancelable leases, including those pertaining to idled facilities, are presented below.

Minimum Rental Commitments	Total	2015	2016	2017	2018	2019	Thereafter
Capital leases	$7.7	$3.7	$2.7	$1.0	$0.2	$0.1	$—
Operating leases	146.2	25.7	20.1	16.0	13.8	11.9	58.7
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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

20. RELATED PARTY TRANSACTIONS
As of December 31, 2014, MacAndrews & Forbes beneficially owned approximately 78% of Revlon, Inc.'s Class A Common Stock representing approximately 78% of Revlon, Inc.’s outstanding shares of voting capital stock. Revlon, Inc. in turn directly owns all 5,260 outstanding shares of Products Corporation's common stock. As a result, MacAndrews & Forbes is able to elect the entire Board of Directors of Revlon, Inc. and Products Corporation and control the vote on all matters submitted to a vote of Revlon, Inc.'s and Products Corporation's stockholders. MacAndrews & Forbes is wholly-owned by Ronald O. Perelman, Chairman of Revlon, Inc.’s and Products Corporation's Board of Directors.
Transfer Agreements
In June 1992, Revlon, Inc. and Products Corporation entered into an asset transfer agreement with Revlon Holdings LLC, a Delaware limited liability company and formerly a Delaware corporation known as Revlon Holdings Inc. ("Revlon Holdings"), and which is an affiliate and an indirect wholly-owned subsidiary of MacAndrews & Forbes, and certain of Revlon Holdings’ wholly-owned subsidiaries. Revlon, Inc. and Products Corporation also entered into a real property asset transfer agreement with Revlon Holdings. Pursuant to such agreements, in June 1992, Revlon Holdings transferred certain assets to Products Corporation and Products Corporation assumed all of the liabilities of Revlon Holdings, other than certain specifically excluded assets and liabilities (the liabilities excluded are referred to as the "Excluded Liabilities"). Certain consumer products lines sold in demonstrator-assisted distribution channels considered not integral to the Company's business and that historically had not been profitable and certain other assets and liabilities were retained by Revlon Holdings. Revlon Holdings agreed to indemnify Revlon, Inc. and Products Corporation against losses arising from the Excluded Liabilities, and Revlon, Inc. and Products Corporation agreed to indemnify Revlon Holdings against losses arising from the liabilities assumed by Products Corporation. The amounts reimbursed by Revlon Holdings to Products Corporation for the Excluded Liabilities was $0.2 million for each of 2014 and 2013, and $0.3 million for 2012. A $0.1 million receivable balance from MacAndrews & Forbes was included within prepaid expenses and other in the Company’s Consolidated Balance Sheets for transactions subject to the Transfer Agreements, at December 31, 2014 and 2013.
Reimbursement Agreements
Revlon, Inc., Products Corporation and MacAndrews & Forbes Inc. (a wholly-owned subsidiary of MacAndrews & Forbes) have entered into reimbursement agreements (the "Reimbursement Agreements") pursuant to which (i) MacAndrews & Forbes Inc. is obligated to provide (directly or through its affiliates) certain professional and administrative services, including, without limitation, employees, to Revlon, Inc. and its subsidiaries, including, without limitation, Products Corporation, and to purchase services from third party providers, such as insurance, legal, accounting and air transportation services, on behalf of Revlon, Inc. and its subsidiaries, including Products Corporation, to the extent requested by Products Corporation, and (ii) Products Corporation is obligated to provide certain professional and administrative services, including, without limitation, employees, to MacAndrews & Forbes and to purchase services from third party providers, such as insurance, legal and accounting services, on behalf of MacAndrews & Forbes to the extent requested by MacAndrews & Forbes, provided that in each case the performance of such services does not cause an unreasonable burden to MacAndrews & Forbes or Products Corporation, as the case may be.
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
Revlon Inc., and the Company participate in MacAndrews & Forbes' directors and officers liability insurance program (the “D&O Insurance Program”), as well as its other insurance coverages, such as property damage, business interruption, liability and other coverages, which cover Revlon, Inc. and the Company, as well as MacAndrews & Forbes and its subsidiaries. The limits of coverage for certain of the policies are available on an aggregate basis for losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews & Forbes from time to time for their allocable portion of the premiums for such coverage or the Company pays the insurers directly, which premiums the Company believes are more favorable than the premiums the Company would pay were it to secure stand-alone coverage. Any amounts paid by the Company directly to MacAndrews & Forbes in respect of premiums are included in the amounts paid under the Reimbursement Agreements.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The net activity related to services provided and/or (purchased) under the Reimbursement Agreements during 2014 was $(3.8) million, which primarily included partial payments made by the Company to MacAndrews & Forbes during the first quarter of 2014 for premiums related to the Company's allocable portion of the 5-year renewal of the D&O Insurance Program for the period from January 31, 2012 through January 31, 2017. The net activity related to services provided and/or (purchased) under the Reimbursement Agreements during 2013 was $(6.1) million, which primarily included a $6.1 million partial payment made by the Company to MacAndrews & Forbes during the first quarter of 2013 for premiums related to the Company's allocable portion of the 5-year renewal of the D&O Insurance Program for the period from January 31, 2012 through January 31, 2017. The net activity related to services provided and/or purchased under the Reimbursement Agreements during 2012 was $(14.9) million, which primarily included the initial $14.6 million partial pre-payment made by the Company to MacAndrews & Forbes during the first quarter of 2012 for premiums related to the Company’s allocable portion of the D&O Insurance Program. The receivable balances from MacAndrews & Forbes were nil at both December 31, 2014 and December 31, 2013 for transactions subject to the Reimbursement Agreements.
Tax Sharing Agreements
As a result of a debt-for-equity exchange transaction completed in March 2004 (the “2004 Revlon Exchange Transactions”), as of March 25, 2004, Revlon, Inc., Products Corporation and their U.S. subsidiaries were no longer included in the MacAndrews & Forbes Group for U.S. federal income tax purposes. See Note 16, “Income Taxes,” for further discussion on these agreements and related transactions in 2014, 2013 and 2012.
Other
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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

21. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the Company’s unaudited quarterly results of operations for each of 2014 and 2013:

	Year Ended December 31, 2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$469.8	$497.9	$472.3	$501.0
Gross profit	306.3	330.7	307.7	328.0
Income from continuing operations, net of taxes(a) (b)	10.2	15.9	15.8	4.1
(Loss) income from discontinued operations, net of taxes(c)	(3.2)	3.7	0.4	0.4
Net income(a)(b)	7.0	19.6	16.2	4.5

	Year Ended December 31, 2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$325.9	$344.7	$333.1	$491.0
Gross profit	211.5	222.1	212.0	304.0
(Loss) income from continuing operations, net of taxes(d)(e)(f)	(1.9)	29.5	11.5	(7.1)
Loss from discontinued operations, net of taxes	(2.4)	(2.4)	(1.5)	(24.1)
Net (loss) income (d)(e)(f)	(4.3)	27.1	10.0	(31.2)

(a)
Income from continuing operations and net income for the first quarter of 2014 were unfavorably impacted by restructuring charges of $13.5 million related to the Integration Program, as well as $3.8 million of acquisition and integration costs related to the Colomer Acquisition (See Note 2, "Business Combinations," and Note 3, “Restructuring Charges”). Additionally, in the first quarter of 2014, the Company incurred a $1.9 million aggregate loss on early extinguishment of debt due to the February 2014 Term Loan Amendment. (See Note 11, “Long-Term Debt”).

(b)
Income from continuing operations and net income for the second and third quarter of 2014 were unfavorably impacted by foreign currency losses, net, of $7.2 million and $9.3 million, respectively, related to the required re-measurement of Revlon Venezuela's monetary assets and liabilities at June 30, 2014, and the results of unfavorable impacts of the revaluation of certain U.S. Dollar denominated intercompany payables during the third quarter of 2014. (See Note 1, "Description of Business and Summary of Significant Accounting Policies - Foreign Currency Translation" for further discussion on Venezuela currency restrictions and related devaluation).

(c)	(Loss) income from discontinued operations includes the results of the Company's China operations (See Note 4, "Discontinued Operations").

(d)
(Loss) income from continuing operations and net loss for the first quarter of 2013 were unfavorably impacted by a $27.9 million aggregate loss on early extinguishment of debt due to the 2013 Senior Notes Refinancing and the February 2013 Term Loan Amendments. (See Note 11, “Long-Term Debt”).

(e)
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

(f)
(Loss) from continuing operations and net loss for the fourth quarter of 2013 were unfavorably impacted by $19.1 million of acquisition and integration costs related to the Colomer Acquisition. Additionally, the Company incurred $21.4 million of restructuring and related charges in the fourth quarter of 2013 related to the December 2013 Program, of which $20.0 million relates to the Company's exit of its business operations in China which was recorded in loss from discontinued operations, net of taxes.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

22. GUARANTOR FINANCIAL INFORMATION
Products Corporation’s 5¾% Senior Notes are fully and unconditionally guaranteed on a senior basis by Products Corporation’s domestic subsidiaries (other than certain immaterial subsidiaries) that guarantee Products Corporation’s obligations under its Amended Credit Agreements (the “Guarantor Subsidiaries”).
The following Condensed Consolidating Financial Statements present the financial information as of December 31, 2014 and December 31, 2013, and for the years ended December 31, 2014, 2013 and 2012 for (i) Products Corporation on a stand-alone basis; (ii) the Guarantor Subsidiaries on a stand-alone basis; (iii) the subsidiaries of Products Corporation that do not guarantee Products Corporation’s 5¾% Senior Notes (the “Non-Guarantor Subsidiaries”) on a stand-alone basis; and (iv) Products Corporation, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis. The Condensed Consolidating Financial Statements are presented on the equity method, under which the investments in subsidiaries are recorded at cost and adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Balance Sheets
As of December 31, 2014
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$104.2	$88.1	$83.0	$—	$275.3
Trade receivables, less allowances for doubtful accounts	87.8	39.7	111.4	—	238.9
Inventories	75.5	30.6	50.5	—	156.6
Deferred income taxes - current	46.2	—	12.2	—	58.4
Prepaid expenses and other	119.0	6.2	24.8	—	150.0
Intercompany receivables	992.5	630.0	129.6	(1,752.1)	—
Investment in subsidiaries	562.8	(161.4)	—	(401.4)	—
Property, plant and equipment, net	112.4	28.0	71.6	—	212.0
Deferred income taxes - noncurrent	22.6	—	12.2	—	34.8
Goodwill	185.8	30.0	248.3	—	464.1
Intangible assets, net	53.2	164.6	110.0	—	327.8
Other assets	83.2	2.9	27.2	—	113.3
Total assets	$2,445.2	$858.7	$880.8	$(2,153.5)	$2,031.2
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$—	$6.6	$—	$6.6
Current portion of long-term debt	31.5	—	—	—	31.5
Accounts payable	68.3	19.0	66.2	—	153.5
Accrued expenses and other	159.0	24.5	89.8	—	273.3
Intercompany payables	672.9	703.6	375.6	(1,752.1)	—
Long-term debt	1,831.7	—	0.7	—	1,832.4
Other long-term liabilities	238.8	4.4	47.7	—	290.9
Total liabilities	3,002.2	751.5	586.6	(1,752.1)	2,588.2
Stockholder’s deficiency	(557.0)	107.2	294.2	(401.4)	(557.0)
Total liabilities and stockholder’s deficiency	$2,445.2	$858.7	$880.8	$(2,153.5)	$2,031.2

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

(b)
In the second quarter of 2014, the Company retrospectively adjusted deferred taxes for an immaterial correction, as discussed in Note 1, Description of Business and Basis of Presentation. For the Guarantor financials, the correction also included moving certain tax balances from the Non-Guarantor's to Products Corporation's Balance Sheet as of December 31, 2013.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statements of Income and Comprehensive Income
Twelve Months Ended December 31, 2014
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$1,001.1	$356.8	$771.5	$(188.4)	$1,941.0
Cost of sales	430.5	146.9	279.3	(188.4)	668.3
Gross profit	570.6	209.9	492.2	—	1,272.7
Selling, general and administrative expenses	466.6	133.3	399.8	—	999.7
Acquisition and integration costs	6.4	—	—	—	6.4
Restructuring charges and other, net	2.9	3.3	15.1	—	21.3
Operating income	94.7	73.3	77.3	—	245.3
Other expenses (income):
Intercompany interest, net	(8.0)	(0.4)	8.4	—	—
Interest expense	83.6	0.1	0.7	—	84.4
Amortization of debt issuance costs	5.5	—	—	—	5.5
Loss on extinguishment of debt, net	2.0	—	—	—	2.0
Foreign currency (gains) losses, net	(3.1)	(0.1)	28.2	—	25.0
Miscellaneous, net	(48.0)	(8.2)	57.4	—	1.2
Other expenses (income), net	32.0	(8.6)	94.7	—	118.1
Income (loss) from continuing operations before income taxes	62.7	81.9	(17.4)	—	127.2
Provision for income taxes	85.8	(8.4)	3.8	—	81.2
(Loss) income from continuing operations	(23.1)	90.3	(21.2)	—	46.0
Income (loss) from discontinued operations, net of taxes	0.2	—	1.1	—	1.3
Equity in income of subsidiaries	70.2	1.5	—	(71.7)	—
Net income (loss)	$47.3	$91.8	$(20.1)	$(71.7)	$47.3
Other comprehensive (loss) income	(93.4)	9.3	(15.8)	6.5	(93.4)
Total comprehensive (loss) income	$(46.1)	$101.1	$(35.9)	$(65.2)	$(46.1)

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statements of Income and Comprehensive Income
Twelve Months Ended December 31, 2013
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$972.8	$90.5	$626.6	$(195.2)	$1,494.7
Cost of sales	438.4	45.6	256.3	(195.2)	545.1
Gross profit	534.4	44.9	370.3	—	949.6
Selling, general and administrative expenses	418.1	37.8	267.7	—	723.6
Acquisition and integration costs	24.2	—	1.2	—	25.4
Restructuring charges and other, net	—	0.4	3.1	—	3.5
Operating income	92.1	6.7	98.3	—	197.1
Other expenses (income):
Intercompany interest, net	(0.8)	(0.6)	6.2	—	4.8
Interest expense	72.9	0.3	0.6	—	73.8
Amortization of debt issuance costs	3.5	—	—	—	3.5
Loss on extinguishment of debt, net	29.7	—	—	—	29.7
Foreign currency losses (gains), net	3.2	1.3	(0.8)	—	3.7
Miscellaneous, net	(2.4)	(11.5)	14.9	—	1.0
Other expenses (income), net	106.1	(10.5)	20.9	—	116.5
(Loss) income from continuing operations before income taxes	(14.0)	17.2	77.4	—	80.6
Provision for income taxes	39.9	0.3	8.4	—	48.6
(Loss) Income from continuing operations	(53.9)	16.9	69.0	—	32.0
Income (loss) from discontinued operations, net of taxes	0.3	—	(30.7)	—	(30.4)
Equity in income of subsidiaries	55.2	24.6	—	(79.8)	—
Net income (loss)	$1.6	$41.5	$38.3	$(79.8)	$1.6
Other comprehensive income (loss)	58.4	16.7	10.2	(26.9)	58.4
Total comprehensive income (loss)	$60.0	$58.2	$48.5	$(106.7)	$60.0

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statements of Income and Comprehensive Income
Twelve Months Ended December 31, 2012
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$929.9	$113.6	$546.4	$(193.5)	$1,396.4
Cost of sales	418.6	53.7	215.0	(193.5)	493.8
Gross profit	511.3	59.9	331.4	—	902.6
Selling, general and administrative expenses	397.2	47.3	218.8	—	663.3
Restructuring charges and other, net	1.2	0.7	18.6	—	20.5
Operating income	112.9	11.9	94.0	—	218.8
Other expenses (income):
Intercompany interest, net	0.8	(0.8)	6.2	—	6.2
Interest expense	78.4	0.3	0.4	—	79.1
Amortization of debt issuance costs	3.4	—	—	—	3.4
Foreign currency (gains) losses, net	(0.4)	0.5	2.7	—	2.8
Miscellaneous, net	(70.1)	6.8	64.5	—	1.2
Other expenses, net	12.1	6.8	73.8	—	92.7
Income from continuing operations before income taxes	100.8	5.1	20.2	—	126.1
Provision for income taxes	25.0	8.9	10.9	—	44.8
Income (loss) from continuing operations	75.8	(3.8)	9.3	—	81.3
Income (loss) from discontinued operations, net of taxes	0.4	—	(10.5)	—	(10.1)
Equity in income of subsidiaries	$(5.0)	$(11.9)	$—	$16.9	$—
Net income	71.2	(15.7)	(1.2)	16.9	71.2
Other comprehensive (loss) income	$(7.3)	$10.6	$12.8	$(23.4)	$(7.3)
Total comprehensive income (loss)	$63.9	$(5.1)	$11.6	$(6.5)	$63.9

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statements of Cash Flows
Twelve Months Ended December 31, 2014
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$77.3	$78.0	$18.7	$—	$174.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(40.3)	(2.4)	(12.8)	—	(55.5)
Proceeds from the sale of certain assets	—	—	3.4	—	3.4
Net cash used in investing activities	(40.3)	(2.4)	(9.4)	—	(52.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(4.2)	(1.9)	1.4	—	(4.7)
Repayment of Non-Contributed Loan	(58.4)	—	—	—	(58.4)
Repayments under the Acquisition Term Loan	(7.0)	—	—	—	(7.0)
Payment of financing costs	(1.8)	—	—	—	(1.8)
Other financing activities	(2.7)	—	(0.5)	—	(3.2)
Net cash (used in) provided by financing activities	(74.1)	(1.9)	0.9	—	(75.1)
Effect of exchange rate changes on cash and cash equivalents	—	(0.1)	(15.5)	—	(15.6)
Net (decrease) increase in cash and cash equivalents	(37.1)	73.6	(5.3)	—	31.2
Cash and cash equivalents at beginning of period (a)	141.3	14.5	88.3	—	244.1
Cash and cash equivalents at end of period	$104.2	$88.1	$83.0	$—	$275.3
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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statements of Cash Flows
Twelve Months Ended December 31, 2013
	Products Corporation	Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$76.9	$4.6		$41.8		$—		$123.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21.1)	(0.6)	—	(6.9)		—		(28.6)
Business acquisition, net of cash and cash equivalents acquired	(627.6)	—		—		—		(627.6)
Insurance proceeds for property, plant and equipment	—	—		13.1		—		13.1
Proceeds from the sale of certain assets	0.3	—		3.4		—		3.7
Net cash (used in) provided by investing activities	(648.4)	(0.6)		9.6		—		(639.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(2.0)	(3.2)		(1.1)		—		(6.3)
Borrowings under the Acquisition Term Loan	698.3	—		—		—		698.3
Proceeds from the issuance of the 5¾% Senior Notes	500.0	—		—		—		500.0
Repayment of the 9¾% Senior Secured Notes	(330.0)	—		—		—		(330.0)
Repayment under the 2011 Term Loan Facility	(113.0)	—		—		—		(113.0)
Repayment of the Contributed Loan	(48.6)	—		—		—		(48.6)
Payment of financing costs	(48.8)	—		—		—		(48.8)
Other financing activities	(2.2)	—		(0.4)		—		(2.6)
Net cash provided by (used in) financing activities	653.7	(3.2)	—	(1.5)	—	—	—	649.0
Effect of exchange rate changes on cash and cash equivalents	—	—		(5.1)		—		(5.1)
Net increase (decrease) in cash and cash equivalents	82.2	0.8	—	44.8	—	—	—	127.8
Cash and cash equivalents at beginning of period	59.1	—		57.2		—		116.3
Cash and cash equivalents at end of period	$141.3	$0.8	—	$102.0	—	$—	—	$244.1

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statements of Cash Flows
Twelve Months Ended December 31, 2012
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$21.3	$64.9	$17.9	$—	$104.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18.1)	(0.4)	(2.4)	—	(20.9)
Business acquisition, net of cash and cash equivalents acquired	—	(66.2)	—	—	(66.2)
Proceeds from the sale of certain assets	0.1	0.4	0.3	—	0.8
Net cash used in investing activities	(18.0)	(66.2)	(2.1)	—	(86.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings and overdraft	7.4	1.2	(2.3)	—	6.3
Repayments under the 2011 Term Loan Facility	(8.0)	—	—	—	(8.0)
Payments of financing costs	(0.4)	—	—	—	(0.4)
Other financing activities	(0.9)	—	(0.4)	—	(1.3)
Net cash (used in) provided by financing activities	(1.9)	1.2	(2.7)	—	(3.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.2	—	0.2
Net increase (decrease) in cash and cash equivalents	1.4	(0.1)	13.3	—	14.6
Cash and cash equivalents at beginning of period	57.7	0.1	43.9	—	101.7
Cash and cash equivalents at end of period	$59.1	$—	$57.2	$—	$116.3

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

SCHEDULE II

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2014, 2013 and 2012
(dollars in millions)

	Balance at Beginning of Year	Charged to Cost and Expenses	Other Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
2014	$4.2	$8.4	$(3.3)	$9.3
2013	3.5	1.6	(0.9)	4.2
2012	3.2	0.6	(0.3)	3.5

Allowance for Volume and Early Payment Discounts:
2014	$12.1	$84.7	$(73.4)	$23.4
2013	14.6	57.6	(60.1)	12.1
2012	15.7	58.4	(59.5)	14.6

Allowance for Sales Returns:
2014	$53.1	$64.3	$(72.0)	$45.4
2013	54.5	77.8	(79.2)	53.1
2012	57.8	73.7	(77.0)	54.5

S I G N A T U R E S
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 12, 2015

Revlon Consumer Products Corporation
(Registrant)

By: /s/ Lorenzo Delpani	By: /s/ Roberto Simon	By: /s/ Siobhan Anderson
Lorenzo Delpani	Roberto Simon	Siobhan Anderson
President,	Executive Vice President and	Vice President,
Chief Executive Officer and	Chief Financial Officer	Chief Accounting Officer,
Director		Corporate Controller, Treasurer
and Investor Relations

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant on March 12, 2015 and in the capacities indicated.

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