Form 10-Q
period 2015-03-31
REVLON CONSUMER PRODUCTS CORP
filed 2015-05-07
CIK 890547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the registrant's common stock was 5,260 as of March 31, 2015, all of which were held by one affiliate, Revlon, Inc.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$208.2	$275.3
Trade receivables, less allowance for doubtful accounts of $8.9 and $9.3 as of March 31, 2015 and December 31, 2014, respectively	231.8	238.9
Inventories	176.4	156.6
Deferred income taxes – current	57.7	58.4
Prepaid expenses and other	61.4	44.6
Receivable from Revlon, Inc.	110.0	105.4
Total current assets	845.5	879.2
Property, plant and equipment, net of accumulated depreciation of $255.7 and $250.5 as of March 31, 2015 and December 31, 2014, respectively	200.3	212.0
Deferred income taxes – noncurrent	33.1	34.8
Goodwill	457.3	464.1
Intangible assets, net of accumulated amortization of $43.5 and $39.3 as of March 31, 2015 and December 31, 2014, respectively	314.5	327.8
Other assets	113.8	113.3
Total assets	$1,964.5	$2,031.2

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current liabilities:
Short-term borrowings	$6.4	$6.6
Current portion of long-term debt	6.9	31.5
Accounts payable	166.8	153.5
Accrued expenses and other	240.4	273.3
Total current liabilities	420.5	464.9
Long-term debt	1,830.9	1,832.4
Long-term pension and other post-retirement plan liabilities	196.7	200.9
Other long-term liabilities	84.7	90.0
Stockholder's deficiency:
RCPC Preferred Stock, par value $1.00 per share; 1,000 shares authorized; 546 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	54.6	54.6
Common Stock, par value $1.00 per share; 10,000 shares authorized; 5,260 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	953.8	952.1
Accumulated deficit	(1,319.9)	(1,320.5)
Accumulated other comprehensive loss	(256.8)	(243.2)
Total stockholder's deficiency	(568.3)	(557.0)
Total liabilities and stockholder's deficiency	$1,964.5	$2,031.2

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS) INCOME
(dollars in millions)

	Three Months Ended March 31,
	2015	2014

Net sales	$438.5	$469.8
Cost of sales	142.3	163.5
Gross profit	296.2	306.3
Selling, general and administrative expenses	246.9	244.0
Acquisition and integration costs	1.2	3.8
Restructuring charges and other, net	0.5	13.5
Operating income	47.6	45.0
Other expenses, net:
Interest expense	20.0	22.3
Amortization of debt issuance costs	1.4	1.4
Loss on early extinguishment of debt	—	1.9
Foreign currency losses, net	15.9	1.4
Miscellaneous, net	—	0.1
Other expenses, net	37.3	27.1
Income from continuing operations before income taxes	10.3	17.9
Provision for income taxes	9.6	7.7
Income from continuing operations, net of taxes	0.7	10.2
Loss from discontinued operations, net of taxes	(0.1)	(3.2)
Net income	$0.6	$7.0
Other comprehensive (loss) income:
Currency translation adjustment, net of tax (a)	(13.4)	1.6
Amortization of pension related costs, net of tax (b)(d)	1.7	1.2
Revaluation of derivative financial instruments, net of tax (c)	(1.9)	(1.0)
Other comprehensive (loss) income	(13.6)	1.8
Total comprehensive (loss) income	$(13.0)	$8.8

(a)	Net of tax (benefit) expense, of $(2.6) million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively.

(b)	Net of tax benefit of $0.3 million and nil for the three months ended March 31, 2015 and 2014, respectively.

(c)	Net of tax benefit of $1.2 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively.

(d)
This other comprehensive income component is included in the computation of net periodic benefit (income) costs. See Note 9, “Pension and Post-Retirement Benefits,” for additional information regarding net periodic benefit (income) costs.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY
(dollars in millions)

	RCPC Preferred Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Deficiency

Balance, January 1, 2015	$54.6	$952.1	$(1,320.5)	$(243.2)	$(557.0)
Stock-based compensation amortization		1.6			1.6
Excess tax benefits from stock-based compensation		0.1			0.1
Net Income			0.6		0.6
Other comprehensive loss, net (a)				(13.6)	(13.6)
Balance, March 31, 2015	$54.6	$953.8	$(1,319.9)	$(256.8)	$(568.3)

(a)	See Note 11, “Accumulated Other Comprehensive Loss,” regarding the changes in the accumulated balances for each component of other comprehensive loss during the three months ended March 31, 2015.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in millions)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$0.6	$7.0
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	25.6	24.8
Foreign currency losses from re-measurement	16.5	1.3
Amortization of debt discount	0.3	0.3
Stock-based compensation amortization	1.6	0.2
Provision for deferred income taxes	6.4	9.0
Loss on early extinguishment of debt	—	1.9
Amortization of debt issuance costs	1.4	1.4
Gain on sale of certain assets	(3.0)	—
Pension and other post-retirement income	(0.6)	(1.3)
Change in assets and liabilities:
Increase in trade receivables	(0.9)	(12.9)
Increase in inventories	(23.4)	(13.7)
Increase in prepaid expenses and other current assets	(22.0)	(11.9)
Increase in accounts payable	18.3	16.1
Decrease in accrued expenses and other current liabilities	(25.1)	(38.9)
Pension and other post-retirement plan contributions	(2.5)	(6.3)
Purchases of permanent displays	(14.7)	(13.7)
Other, net	(4.1)	(8.8)
Net cash used in operating activities	(25.6)	(45.5)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5.3)	(3.7)
Business acquisition	(4.2)	—
Proceeds from the sale of certain assets	1.6	0.1
Net cash used in investing activities	(7.9)	(3.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings and overdraft	1.7	6.1
Repayments under the Acquisition Term Loan	(14.2)	(1.8)
Prepayments under the 2011 Term Loan	(12.1)	—
Payment of financing costs	—	(1.6)
Other financing activities	(1.2)	(0.5)
Net cash (used in) provided by financing activities	(25.8)	2.2
Effect of exchange rate changes on cash and cash equivalents	(7.8)	(0.9)
Net decrease in cash and cash equivalents	(67.1)	(47.8)
Cash and cash equivalents at beginning of period	275.3	244.1
Cash and cash equivalents at end of period	$208.2	$196.3
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$26.9	$29.5
Income taxes, net of refunds	3.9	4.8

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
The accompanying Consolidated Financial Statements are unaudited. In management's opinion, all adjustments necessary for a fair presentation have been made. The Consolidated Financial Statements include the accounts of the Company after the elimination of all material intercompany balances and transactions.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying Consolidated Financial Statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, trade support costs, certain assumptions related to the valuation of acquired intangible and long-lived assets and the recoverability of intangible and long-lived assets, income taxes, including deferred tax valuation allowances and reserves for estimated tax liabilities, restructuring costs, certain estimates and assumptions used in the calculation of the net periodic benefit (income) costs and the projected benefit obligations for the Company’s pension and other post-retirement plans, including the expected long-term return on pension plan assets and the discount rate used to value the Company’s pension benefit obligations. The Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the U.S. Securities and Exchange Commission (the "SEC") on March 12, 2015 (the "2014 Form 10-K").
The Company's results of operations and financial position for interim periods are not necessarily indicative of those to be expected for a full year.
Certain prior year amounts in the Consolidated Financial Statements have been reclassified to conform to the current period's presentation.
Impact of Foreign Currency Translation - Venezuela Currency
In January 2014, the Venezuela government announced that the CADIVI would be replaced by the government-operated National Center of Foreign Commerce (the "CENCOEX"), and indicated that the Sistema Complementario de Administración de Divisas (“SICAD”) market would continue to be offered as an alternative foreign currency exchange. Additionally, a parallel foreign currency exchange system, SICAD II, started functioning in March 2014 and allowed companies to apply for the purchase of foreign currency and foreign currency denominated securities for any legal use or purpose. Throughout 2014, the Company exchanged Bolivars for U.S. Dollars to the extent permitted through the various foreign currency markets available based on its ability to participate in those markets. Prior to June 30, 2014, the Company utilized the official rate of 6.3 Bolivars per U.S. Dollar (the "Official Rate") and following a consideration of the Company's specific facts and circumstances, which included its legal ability and intent to participate in the SICAD II exchange market to import finished goods into Venezuela, the Company determined that it was appropriate to utilize the SICAD II rate of 53 Bolivars per U.S. Dollar (the "SICAD II Rate") to translate Revlon Venezuela’s financial statements beginning on June 30, 2014. As a result, the Company recorded a foreign currency loss of $6.0 million in the second quarter of 2014 related to the required re-measurement of Revlon Venezuela’s monetary assets and liabilities.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

In February 2015, the Venezuela government introduced a new foreign currency exchange platform, the Marginal Currency System ("SIMADI"), which created a third new mechanism to trade dollars through private brokers. SIMADI replaced the SICAD II system and started operating on February 12, 2015. As of March 31, 2015 the SIMADI market had a rate of 193 Bolivars per U.S. Dollar (the "SIMADI Rate"). As a result, the Company considered its specific facts and circumstances in order to determine the appropriate rate of exchange to translate Revlon Venezuela’s financial statements. As of March 31, 2015, the Company has not participated in the SIMADI exchange market; however, given the elimination of the SICAD II system, the Company determined that it was appropriate to use the SIMADI Rate to translate Revlon Venezuela’s balance sheet as of March 31, 2015.
As a result of the change from the SICAD II Rate to the SIMADI Rate on March 31, 2015, the Company was required to re-measure all of Revlon Venezuela’s monetary assets and liabilities at the SIMADI Rate of 193 Bolivars per U.S. Dollar. The Company recorded a foreign currency loss of $1.9 million in the first quarter of 2015 as a result of the required re-measurement of Revlon Venezuela’s balance sheet. As Venezuela was designated as a highly inflationary economy effective January 1, 2010, the Company has reflected this foreign currency loss in earnings.
Recently Adopted Accounting Pronouncements
In April 2014, the FASB issued ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which changes the requirements for reporting discontinued operations under Accounting Standards Codification Topic 205. Under ASU No. 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations; (ii) a major line of business; (iii) a major equity method investment; or (iv) other major parts of an entity. ASU No. 2014-08 no longer precludes presentation as a discontinued operation if (i) there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations or (ii) there is significant continuing involvement with a component after its disposal. Additional disclosures about discontinued operations will also be required. The guidance is effective for annual periods beginning on or after December 15, 2014, and is to be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The Company adopted ASU No. 2014-08 on a prospective basis beginning on January 1, 2015, and such adoption did not have an impact on the Company's results of operations, financial condition or financial statement disclosures.
Recently Issued Accounting Pronouncements
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which amends the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability, consistent with the presentation of debt discounts in the financial statements. The guidance is effective for annual periods beginning after December 15, 2015, with early adoption permitted, and is to be applied retrospectively. The Company expects to adopt ASU No. 2015-03 beginning on January 1, 2016 and the adoption of the new guidance is not expected to have a material impact on the Company’s results of operations, financial condition and financial statement disclosures.

2. RESTRUCTURING CHARGES
Integration Program
Following Products Corporation's October 2013 acquisition of The Colomer Group Participations, S.L. ("Colomer" and the "Colomer Acquisition") on October 9, 2013, the Company announced in January 2014 that it was implementing actions to integrate Colomer’s operations into the Company’s business, as well as additional restructuring actions identified to reduce costs across the Company’s businesses (all such actions, together, the “Integration Program”).
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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The approximately $50 million of total expected non-restructuring costs, capital expenditures and restructuring charges under the Integration Program referred to above consist of the following:

1.
$0.5 million and $18.4 million of non-restructuring integration costs recognized during the three months ended March 31, 2015, and through December 31, 2014, respectively. Such costs have been reflected within acquisition and integration costs in the Company's Consolidated Statements of Income and Comprehensive (Loss) Income and are related to combining Colomer’s operations into the Company’s business;

2.
Expected integration-related capital expenditures of approximately $7 million, of which $0.5 million and $4.4 million has been paid during the three months ended March 31, 2015 and during 2014, respectively, with the remaining balance expected to be paid during the remainder of 2015; and

3.
Expected total restructuring and related charges of approximately $25 million, of which $0.1 million and $20.1 million was recognized during the three months ended March 31, 2015 and during 2014, respectively, with the remaining charges expected to be recognized during the remainder of 2015. A summary of the restructuring and related charges for the Integration Program incurred through March 31, 2015 and those expected to be incurred during the remainder of 2015, are as follows:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Other	Total Restructuring Charges	Inventory Write-offs and Other Manufacturing-Related Costs (a)	Other Charges (b)	Total Restructuring and Related Charges
Charges incurred through December 31, 2014	$17.3	$1.6	$18.9	$0.6	$0.6	$20.1
Charges incurred in the three months ended March 31, 2015	$(0.1)	$—	$(0.1)	$0.1	$0.1	$0.1
Cumulative charges incurred through March 31, 2015	$17.2	$1.6	$18.8	$0.7	$0.7	$20.2
Total expected charges	$18.0	$3.0	$21.0	$2.5	$1.5	$25.0

(a)	Inventory write-offs and other manufacturing-related costs are recorded within cost of sales within the Company’s Consolidated Statements of Income and Comprehensive (Loss) Income.

(b)	Other charges are recorded within SG&A expenses within the Company’s Consolidated Statements of Income and Comprehensive (Loss) Income.
The $0.1 million of restructuring and related charges recognized in connection with the Integration Program during the first quarter of 2015 is related to the Professional segment. During the first quarter of 2014, the Company recorded charges related to the Integration Program of $13.6 million, of which $5.9 million related to the Consumer segment and $7.7 million related to the Professional segment.
The Company expects that cash payments related to the restructuring and related charges in connection with the Integration Program will total approximately $24 million, of which $2.4 million was paid during the three months ended March 31, 2015, and $9.6 million was paid during 2014. The remaining balance of $12.0 million is expected to be paid during the remainder of 2015.
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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

A summary of the restructuring and related charges incurred through March 31, 2015 in connection with the December 2013 Program is presented in the following table:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Other	Total Restructuring Charges	Allowances and Returns	Inventory Write-offs	Other Charges	Total Restructuring and Related Charges
Cumulative charges incurred through December 31, 2014	$8.6	$0.3	$8.9	$6.5	$3.1	$0.4	$18.9
Total expected charges	$8.6	$0.3	$8.9	$6.5	$3.1	$0.4	$18.9
The Company expects net cash payments related to the December 2013 Program to total approximately $17 million, of which $15.5 million was paid during 2014, and $0.1 million was paid in 2013. No charges were incurred during the first quarter of 2015 related to the December 2013 program. The remaining balance of $1.4 million is expected to be paid during the remainder of 2015.
Restructuring Reserve
The related liability balance and activity for each of the Company's restructuring programs as summarized above are presented as follows:

				Utilized, Net
	Balance Beginning of Year	(Income) Expense, Net	Foreign Currency Translation	Cash	Non-cash	Balance End of Year
Integration Program:
Employee severance and other personnel benefits	$9.6	$(0.1)	$(0.2)	$(2.2)	$—	$7.1
Other	0.1	—	—	—	—	0.1
December 2013 Program:
Employee severance and other personnel benefits	1.2	—	—	—	—	1.2
Other	—	—	—	—	—	—
Other immaterial actions: (a)
Employee severance and other personnel benefits	3.1	0.5	—	(1.2)	—	2.4
Other	—	0.1	—	—	—	0.1
Total restructuring reserve	$14.0	$0.5	$(0.2)	$(3.4)	$—	$10.9

(a) Other immaterial actions primarily include liabilities for employee-related costs within both the Consumer and Professional segments related to immaterial restructuring actions.
As of March 31, 2015, $10.8 million of the restructuring reserve balance was included within accrued expenses and other and $0.1 million was included within other long-term liabilities in the Company's Consolidated Balance Sheet. As of December 31, 2014, $13.7 million of the restructuring reserve balance was included within accrued expenses and other and $0.3 million was included within other long-term liabilities in the Company's Consolidated Balance Sheet.

3. DISCONTINUED OPERATIONS
On December 30, 2013, the Company announced that it was implementing restructuring actions which included exiting its business operations in China (refer to Note 2, "Restructuring Charges - December 2013 Program").

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The results of the China discontinued operations are included within loss from discontinued operations, net of taxes, and relate to the Consumer segment. The summary comparative financial results of discontinued operations are as follows:

	Three Months Ended March 31,
	2015	2014
Net sales	$—	$0.4
Loss from discontinued operations, before taxes	(0.1)	(2.8)
Provision for income taxes	—	0.4
Loss from discontinued operations, net of taxes	(0.1)	(3.2)

Assets and liabilities of the China discontinued operations included in the Consolidated Balance Sheets consist of the following:

	March 31, 2015	December 31, 2014
Cash and cash equivalents	$2.0	$2.4
Trade receivables, net	0.2	0.2
Total current assets	2.2	2.6
Total assets	$2.2	$2.6

Accounts payable	$0.2	$0.2
Accrued expenses and other	3.8	3.9
Total current liabilities	4.0	4.1
Total liabilities	$4.0	$4.1

4. INVENTORIES

	March 31, 2015	December 31, 2014
Raw materials and supplies	$56.0	$47.2
Work-in-process	9.8	9.0
Finished goods	110.6	100.4
	$176.4	$156.6

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

5. ACCRUED EXPENSES AND OTHER

	March 31, 2015	December 31, 2014
Sales returns and allowances	$56.9	$70.6
Compensation and related benefits	46.5	66.8
Advertising and promotional costs	51.5	44.9
Taxes	23.3	23.3
Interest	3.8	11.0
Restructuring reserve	10.8	13.7
Other	47.6	43.0
	$240.4	$273.3

6. LONG-TERM DEBT

	March 31, 2015	December 31, 2014
Amended Term Loan Facility: Acquisition Term Loan due 2019, net of discounts (a)	$677.5	$691.6
Amended Term Loan Facility: 2011 Term Loan due 2017, net of discounts (a)	659.7	671.6
Amended Revolving Credit Facility (b)	—	—
5¾% Senior Notes due 2021 (c)	500.0	500.0
Spanish Government Loan due 2025 (d)	0.6	0.7
	1,837.8	1,863.9
Less current portion (*)	(6.9)	(31.5)
	$1,830.9	$1,832.4

(*) At December 31, 2014, the Company classified $31.5 million of long-term debt as a current liability, which was primarily comprised of a $24.6 million required “excess cash flow” prepayment (as defined under Amended Term Loan Agreement, as hereinafter defined) which was paid on March 12, 2015 and the Company’s regularly scheduled $1.7 million quarterly principal amortization payments (after giving effect to such prepayment) due in 2015.
(a) See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in the Company's 2014 Form 10-K for certain details regarding Products Corporation's amended term loan agreement, which facility is comprised of (i) the $675.0 million term loan due November 19, 2017 (the "2011 Term Loan") and (ii) the $700.0 million term loan due October 8, 2019 (the "Acquisition Term Loan") which had $1,341.7 million in aggregate principal balance outstanding at March 31, 2015 (together, the "Amended Term Loan Agreement").
(b) See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in the Company's 2014 Form 10-K for certain details regarding Products Corporation's existing $175.0 million asset-based, multi-currency revolving credit facility (the "Amended Revolving Credit Facility").
(c) See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in the Company's 2014 Form 10-K for certain details regarding Products Corporation's 5¾% Senior Notes that mature on February 15, 2021.
(d) See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in the Company's 2014 Form 10-K for certain details regarding the euro-denominated loan payable to the Spanish government which matures on June 30, 2025.

2015 Debt Related Transaction
Amended Term Loan Facility - Excess Cash Flow Payment
On March 12, 2015, in accordance with the terms of the Amended Term Loan Facility, Products Corporation prepaid $24.6 million of indebtedness, representing 50% of its 2014 “excess cash flow” as defined under the Amended Term Loan Agreement. The prepayment was applied on a ratable basis between the principal amounts outstanding under 2011 Term Loan and the Acquisition Term Loan. The amount of the prepayment applied to the 2011 Term Loan reduced the principal amount outstanding by $12.1 million to $662.9 million (as all amortization payments under the 2011 Term Loan have been paid). The $12.5 million applied to the Acquisition Term Loan reduced Products Corporation's future regularly scheduled quarterly amortization payments under the Acquisition Term Loan on a ratable basis from $1.8 million prior to the prepayment to $1.7 million after giving effect to the prepayment and through its maturity on October 8, 2019.
Covenants
Products Corporation was in compliance with all applicable covenants under the Amended Term Loan Agreement and the Amended Revolving Credit Facility as of March 31, 2015. At March 31, 2015, the aggregate principal amounts outstanding under the Acquisition Term Loan and the 2011 Term Loan were $678.8 million and $662.9 million, respectively, and availability under the $175.0 million Amended Revolving Credit Facility, based upon the calculated borrowing base less $8.8 million of outstanding undrawn letters of credit and nil then drawn on the Amended Revolving Credit Facility, was $166.2 million.
Products Corporation was in compliance with all applicable covenants under its 5¾% Senior Notes Indenture as of March 31, 2015 and December 31, 2014.

7. FAIR VALUE MEASUREMENTS
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
As of March 31, 2015, the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value are categorized in the table below:

	Total	Level 1	Level 2	Level 3
Assets:
Derivatives:
FX Contracts(a)	$0.5	$—	$0.5	$—
Total assets at fair value	$0.5	$—	$0.5	$—
Liabilities:
Derivatives:
2013 Interest Rate Swap(b)	6.6	—	6.6	—
Total liabilities at fair value	$6.6	$—	$6.6	$—

As of December 31, 2014, the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value are categorized in the table below:

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

	Total	Level 1	Level 2	Level 3
Assets:
Derivatives:
FX Contracts(a)	$0.2	$—	$0.2	$—
Total assets at fair value	$0.2	$—	$0.2	$—
Liabilities:
Derivatives:
2013 Interest Rate Swap(b)	$3.5	$—	$3.5	$—
Total liabilities at fair value	$3.5	$—	$3.5	$—

(a)
The fair value of the Company’s foreign currency forward exchange contracts ("FX Contracts") was measured based on observable market transactions for similar transactions in actively quoted markets of spot and forward rates on the respective dates. See Note 8, “Financial Instruments.”

(b)
The fair value of the Company's 2013 Interest Rate Swap was measured based on the implied forward rates from the U.S. Dollar three-month LIBOR yield curve on the respective dates. See Note 8, “Financial Instruments.”

As of March 31, 2015, the fair values and carrying values of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion	$—	$1,856.5	$—	$1,856.5	$1,837.8
As of December 31, 2014, the fair values and carrying values of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion	$—	$1,844.0	$—	$1,844.0	$1,863.9
The fair value of the Company's long-term debt, including the current portion of long-term debt, is based on the quoted market prices for the same issues.
The carrying amounts of cash and cash equivalents, trade receivables, notes receivable, accounts payable and short-term borrowings approximate their fair values.

8. FINANCIAL INSTRUMENTS
Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $8.8 million and $9.0 million (including amounts available under credit agreements in effect at that time) were maintained at March 31, 2015 and December 31, 2014, respectively. Included in these amounts are approximately $7.5 million and $7.7 million at March 31, 2015 and December 31, 2014, respectively, in standby letters of credit which support Products Corporation’s self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.
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
The U.S. Dollar notional amount of the FX Contracts outstanding at March 31, 2015 and December 31, 2014 was $30.6 million and $7.6 million, respectively.
Interest Rate Swap Transaction
In November 2013, Products Corporation executed a forward-starting floating-to-fixed interest rate swap transaction with a 1.00% floor, based on a notional amount of $400 million in respect of indebtedness under the Acquisition Term Loan over a period of three years (the "2013 Interest Rate Swap.") The Company designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments related to its Acquisition Term Loan with respect to the $400 million notional amount over the three-year term of the 2013 Interest Rate Swap. Under the terms of the 2013 Interest Rate Swap, Products Corporation will receive from the counterparty a floating interest rate based on the higher of three-month USD LIBOR or 1.00% commencing in May 2015, while paying a fixed interest rate payment to the counterparty equal to 2.0709% (which effectively fixes the interest rate on such notional amount at 5.0709% over the three-year term of the 2013 Interest Rate Swap). For the three months ended March 31, 2015, the 2013 Interest Rate Swap was deemed effective and therefore the changes in fair value related to the 2013 Interest Rate Swap have been recorded in Other Comprehensive Loss. As of March 31, 2015, the balance of deferred net losses on derivatives included in accumulated other comprehensive loss was $4.1 million after-tax. (See "Quantitative Information – Derivative Financial Instruments" below). The Company expects that $2.0 million of the after-tax deferred net losses related to the 2013 Interest Rate Swap will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The amount ultimately realized in earnings may differ as LIBOR is subject to change. Realized gains and losses are ultimately determined by actual rates at maturity of the derivative.
Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of the derivative instruments in asset positions, which totaled $0.5 million and $0.2 million as of March 31, 2015 and December 31, 2014, respectively. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties. Given the current credit standing of the Company's counterparties to its derivative instruments, the Company believes the risk of loss under these derivative instruments arising from any non-performance by any of the counterparties is remote.

Quantitative Information – Derivative Financial Instruments
The effects of the Company’s derivative instruments on its consolidated financial statements were as follows:

(a)	Fair Values of Derivative Financial Instruments in Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	Assets			Liabilities
	Balance Sheet	March 31, 2015	December 31, 2014	Balance Sheet	March 31, 2015	December 31, 2014
	Classification	Fair Value	Fair Value	Classification	Fair Value	Fair Value
Derivatives designated as hedging instruments:
2013 Interest Rate Swap(i)	Prepaid expenses and other	$—	$—	Accrued expenses and other	$3.2	$2.1
	Other assets	—	—	Other long-term liabilities	3.4	1.4
Derivatives not designated as hedging instruments:
FX Contracts(ii)	Prepaid expenses and other	$0.5	$0.2	Accrued Expenses	$—	$—

(i) The fair values of the 2013 Interest Rate Swap at March 31, 2015 and December 31, 2014 were measured based on the implied forward rates from the U.S. Dollar three-month LIBOR yield curve at March 31, 2015 and December 31, 2014, respectively.

(ii) The fair values of the FX Contracts at March 31, 2015 and December 31, 2014 were measured based on observable market transactions of spot and forward rates at March 31, 2015 and December 31, 2014, respectively.

(b) Effects of Derivative Financial Instruments on the Consolidated Statements of Income and Comprehensive (Loss) Income for the three months ended March 31, 2015 and 2014:

	Amount of Gain (Loss) Recognized in Other Comprehensive (Loss) Income
	Three Months Ended March 31,
	2015	2014
Derivatives designated as hedging instruments:
2013 Interest Rate Swap, net of tax (a)	$(1.9)	$(1.0)

(a)	Net of tax benefit of $1.2 million and $0.6 million for each of 2015 and 2014, respectively.

	Income Statement Classification	Amount of Gain (Loss) Recognized in Net Income
		Three Months Ended March 31,
		2015	2014
Derivatives not designated as hedging instruments:
FX Contracts	Foreign currency gain (loss), net	$0.5	$(0.1)

9. PENSION AND POST-RETIREMENT BENEFITS
The components of net periodic benefit (income) costs for the Company’s pension and the other post-retirement benefit plans for the first quarter of 2015 and 2014 are as follows:

	Pension Plans		Other Post-Retirement Benefit Plans
	Three Months Ended March 31,
	2015	2014	2015	2014
Net periodic benefit (income) costs:
Service cost	$0.2	$0.2	$—	$—
Interest cost	7.2	7.5	0.1	0.2
Expected return on plan assets	(10.1)	(10.4)	—	—
Amortization of actuarial loss	2.0	1.2	—	—
	(0.7)	(1.5)	0.1	0.2
Portion allocated to Revlon Holdings	—	—	—	—
	$(0.7)	$(1.5)	$0.1	$0.2
In the three months ended March 31, 2015, the Company recognized net periodic benefit income of $(0.6) million, as compared to $(1.3) million in the three months ended March 31, 2014, primarily due to higher amortization of actuarial losses.
Net periodic benefit (income) costs are reflected in the Company's Consolidated Financial Statements as follows:

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

	Three Months Ended March 31,
	2015	2014
Net periodic benefit (income) costs:
Cost of sales	$(1.0)	$(0.7)
Selling, general and administrative expense	0.4	(0.2)
Inventories	—	(0.4)
	$(0.6)	$(1.3)
The Company expects that it will have net periodic benefit income of approximately $(2.4) million for its pension and other post-retirement benefit plans for all of 2015, compared with net periodic benefit income of $(5.4) million in 2014.
During the first quarter of 2015, $2.4 million and $0.1 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. The Company currently expects to contribute approximately $20 million in the aggregate to its pension and other post-retirement benefit plans in 2015.
Relevant aspects of the qualified defined benefit pension plans, nonqualified pension plans and other post-retirement benefit plans sponsored by Products Corporation are disclosed in Note 14, "Savings Plan, Pension and Post-Retirement Benefits," to the Consolidated Financial Statements in the Company's 2014 Form 10-K.

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
For the first quarter of 2015 and 2014, the Company recorded a provision for income taxes of $9.6 million and $7.7 million, respectively. The $1.9 million increase in the provision for income taxes was primarily attributable to certain discrete items that favorably affected the provision for income taxes in the first quarter of 2014, which did not recur, partially offset by lower pretax income in the first quarter of 2015.
The Company's effective tax rate for the three months ended March 31, 2015 was higher than the federal statutory rate of 35% due principally to foreign and U.S. tax effects attributable to operations outside the U.S., primarily the timing of pre-tax losses in a number of jurisdictions outside of the U.S. for which there was no tax benefit recognized in the first quarter of 2015.
The Company remains subject to examination of its income tax returns in various jurisdictions including, without limitation, Australia, Canada and Spain, for tax years ended December 31, 2010 through December 31, 2013 and the U.S. (federal) and South Africa for tax years ended December 31, 2011 through December 31, 2013.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

11. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as of March 31, 2015 are as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post-retirement Benefits	Deferred Gain (Loss) - Hedging	Other	Accumulated Other Comprehensive Loss
Balance at January 1, 2015	$(5.4)	$(235.3)	$(2.2)	$(0.3)	$(243.2)
Currency translation adjustment, net of tax benefit of $2.6 million	$(13.4)				(13.4)
Amortization of pension related costs, net of tax benefit of $0.3 million(a)		$1.7			1.7
Revaluation of derivative financial instrument, net of tax benefit of $1.2 million(b)			$(1.9)		(1.9)
Other comprehensive loss	(13.4)	1.7	(1.9)	—	(13.6)
Balance at March 31, 2015	$(18.8)	$(233.6)	$(4.1)	$(0.3)	$(256.8)

(a)
Amounts represent the change in accumulated other comprehensive loss as a result of the amortization of actuarial losses (gains) arising during each year related to the Company’s pension and other post-retirement plans. See Note 9, “Pension and Post-retirement Benefits,” for further discussion of the Company’s pension and other post-retirement plans.

(b)
For the three months ended March 31, 2015, the 2013 Interest Rate Swap was deemed effective and therefore, the changes in fair value related to the 2013 Interest Rate Swap are recorded in other comprehensive loss. See Note 8, "Financial Instruments" for further discussion of the 2013 Interest Rate Swap.

12. SEGMENT DATA AND RELATED INFORMATION
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
At March 31, 2015, the Company’s operations are organized into the following two operating segments, which also represent the Company’s reportable segments:

•
Consumer - The Consumer segment is comprised of the Company's consumer brands, which primarily include Revlon, Almay, SinfulColors and Pure Ice in cosmetics; Revlon ColorSilk in women’s hair color; Revlon in beauty tools; and Mitchum in anti-perspirant deodorants. The Company’s principal customers for its consumer products include the mass retail channel, consisting of large mass volume retailers and chain drug and food stores in the U.S. and internationally, as well as certain department stores and other specialty stores, such as perfumeries, outside the U.S. The Consumer segment also includes a skincare line and hair color line sold in the mass retail channel, primarily in Spain, which were acquired as part of the Colomer Acquisition.

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Segment profit also excludes unallocated corporate expenses and the impact of certain items that are not directly attributable to the segments' underlying operating performance, which includes the impacts of: (i) restructuring and related charges; (ii) acquisition and integration costs; and (iii) costs of sales resulting from a fair value adjustment in the first quarter of 2014 to inventory acquired in the Colomer Acquisition. Such items are shown below in the table reconciling segment profit to consolidated income from continuing operations before income taxes. Unallocated corporate expenses primarily include general and administrative expenses related to the corporate organization. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. The Company does not have any material inter-segment sales.
The accounting policies for each of the reportable segments are the same as those described in Note 1, “Description of Business and Summary of Significant Accounting Policies” in the Company's 2014 Form 10-K. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information regarding assets and liabilities of the Company’s operating segments is produced for the Company's management or included in these financial statements.
The following table is a comparative summary of the Company’s net sales and segment profit by operating segment for the three months ended March 31, 2015 and 2014. In the table below, certain prior period amounts have been reclassified to conform to the presentation for 2015.

	Three Months Ended March 31,
	2015	2014
Segment Net Sales:
Consumer	$324.3	$339.5
Professional	114.2	130.3
Total	$438.5	$469.8

Segment Profit:
Consumer	$62.2	$71.5
Professional	29.2	31.9
Total	$91.4	$103.4

Reconciliation:
Segment Profit	$91.4	$103.4
Less:
Unallocated corporate expenses	14.7	13.4
Depreciation and amortization	25.6	24.8
Non-cash stock compensation expense	1.6	0.2
Non-recurring items:
Restructuring and related charges	0.7	13.6
Acquisition and integration costs	1.2	3.8
Inventory purchase accounting adjustment, cost of sales	—	2.6
Operating Income	47.6	45.0
Less:
Interest Expense	20.0	22.3
Amortization of debt issuance costs	1.4	1.4
Loss on early extinguishment of debt	—	1.9
Foreign currency losses (gains), net	15.9	1.4
Miscellaneous, net	—	0.1
Income from continuing operations before income taxes	$10.3	$17.9

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

As of March 31, 2015, the Company had operations established in 24 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

	Three Months Ended March 31,
	2015		2014
Geographic area:
Net sales:
United States	$244.4	56%	$250.2	53%
Outside of the United States	194.1	44%	219.6	47%
	$438.5		$469.8

	March 31, 2015		December 31, 2014
Long-lived assets, net:
United States	$844.4	78%	$845.5	76%
Outside of the United States	241.5	22%	271.7	24%
	$1,085.9		$1,117.2

	Three Months Ended March 31,
	2015		2014
Classes of similar products:
Net sales:
Color cosmetics	$239.5	55%	$255.3	54%
Hair care	126.9	29%	130.7	28%
Beauty care and fragrance	72.1	16%	83.8	18%
	$438.5		$469.8

13. CONTINGENCIES
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

14. RELATED PARTY TRANSACTIONS
Reimbursement Agreements
As previously disclosed in the Company's 2014 Form 10-K, Revlon, Inc., Products Corporation and MacAndrews & Forbes Inc. (a wholly-owned subsidiary of MacAndrews & Forbes) have entered into reimbursement agreements (the "Reimbursement Agreements") pursuant to which (i) MacAndrews & Forbes Inc. is obligated to provide (directly or through its affiliates) certain professional and administrative services, including, without limitation, employees, to Revlon, Inc. and its subsidiaries, including, without limitation, Products Corporation, and to purchase services from third party providers, such as insurance, legal, accounting and air transportation services, on behalf of Revlon, Inc. and its subsidiaries, including Products Corporation, to the extent requested by Products Corporation, and (ii) Products Corporation is obligated to provide certain professional and administrative services, including, without limitation, employees, to MacAndrews & Forbes and to purchase services from third party providers, such as insurance, legal and accounting services, on behalf of MacAndrews & Forbes to the extent requested by MacAndrews & Forbes, provided that in each case the performance of such services does not cause an unreasonable burden to MacAndrews & Forbes or Products Corporation, as the case may be.
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
The Company participates in MacAndrews & Forbes' directors and officers liability insurance program (the “D&O Insurance Program”), as well as its other insurance coverages, such as property damage, business interruption, liability and other coverages, which cover the Company, as well as MacAndrews & Forbes and its subsidiaries. The limits of coverage for certain of the policies are available on an aggregate basis for losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews & Forbes from time to time for its allocable portion of the premiums for such coverage or the Company pays the insurers directly, which premiums the Company believes are more favorable than the premiums the Company would pay were it to secure stand-alone coverage. Any amounts paid by the Company directly to MacAndrews & Forbes in respect of premiums are included in the amounts paid under the Reimbursement Agreements.
The net activity related to services provided and/or (purchased) under the Reimbursement Agreements during the three months ended March 31, 2015 and 2014 was $2.3 million and $3.8 million, respectively, which primarily includes partial payments made by the Company to MacAndrews & Forbes during the first quarter of 2015 and 2014 for premiums related to the Company's allocable portion of the 5-year renewal of the D&O Insurance Program for the period from January 31, 2012 through January 31, 2017. As of March 31, 2015 and December 31, 2014, a payable balance of $0.2 million and nil, respectively, from MacAndrews & Forbes was included in the Company's Consolidated Balance Sheets for transactions subject to the Reimbursement Agreements.

15. SUBSEQUENT EVENTS
On April 21, 2015, the Company acquired the CBBeauty Group and certain related entities (collectively "CBB"). On the acquisition date, the Company used cash on hand to pay 70% of the purchase price, or approximately $34 million, with $15 million remaining payable over 4 years in equal annual installments, subject to certain terms and conditions. CBB’s primary business consists of licensing and distributing fragrances under brands such as One Direction and Burberry.  CBB’s results of operations will be included in the Company's consolidated financial statements commencing on the date of acquisition.  Pro forma results of operations have not been presented, as the impact on the Company’s consolidated financial results is not material. The Company will account for the acquisition of CBB as a business combination during the second quarter of 2015.

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
The following Condensed Consolidating Financial Statements present the financial information as of March 31, 2015 and December 31, 2014, and for each of the three months ended March 31, 2015 and 2014 for (i) Products Corporation on a stand-alone basis; (ii) the Guarantor Subsidiaries on a stand-alone basis; (iii) the subsidiaries of Products Corporation that do not guarantee Products Corporation’s 5¾% Senior Notes (the “Non-Guarantor Subsidiaries”) on a stand-alone basis; and (iv) Products Corporation, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis. The Condensed Consolidating Financial Statements are presented on the equity method, under which the investments in subsidiaries are recorded at cost and adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Balance Sheets
As of March 31, 2015
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$63.2	$81.3	$63.7	$—	$208.2
Trade receivables, less allowances for doubtful accounts	88.5	41.4	101.9	—	231.8
Inventories	82.9	39.4	54.1	—	176.4
Deferred income taxes - current	46.6	—	11.1	—	57.7
Prepaid expenses and other	132.6	9.0	29.8	—	171.4
Intercompany receivables	983.6	633.5	125.3	(1,742.4)	—
Investment in subsidiaries	543.7	(169.6)	—	(374.1)	—
Property, plant and equipment, net	110.7	26.9	62.7	—	200.3
Deferred income taxes - noncurrent	19.4	—	13.7	—	33.1
Goodwill	185.8	30.0	241.5	—	457.3
Intangible assets, net	55.1	162.4	97.0	—	314.5
Other assets	85.2	4.4	24.2	—	113.8
Total assets	$2,397.3	$858.7	$825.0	$(2,116.5)	$1,964.5
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$—	$6.4	$—	$6.4
Current portion of long-term debt	6.9	—	—	—	6.9
Accounts payable	70.2	25.1	71.5	—	166.8
Accrued expenses and other	145.1	18.9	76.4	—	240.4
Intercompany payables	679.9	695.5	367.0	(1,742.4)	—
Long-term debt	1,830.3	—	0.6	—	1,830.9
Other long-term liabilities	233.2	1.2	47.0	—	281.4
Total liabilities	2,965.6	740.7	568.9	(1,742.4)	2,532.8
Stockholder’s deficiency	(568.3)	118.0	256.1	(374.1)	(568.3)
Total liabilities and stockholder’s deficiency	$2,397.3	$858.7	$825.0	$(2,116.5)	$1,964.5

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Balance Sheets
As of December 31, 2014
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$104.2	$88.1	$83.0	$—	$275.3
Trade receivables, less allowances for doubtful accounts	87.8	39.7	111.4	—	238.9
Inventories	75.5	30.6	50.5	—	156.6
Deferred income taxes - current	46.2	—	12.2	—	58.4
Prepaid expenses and other	119.0	6.2	24.8	—	150.0
Intercompany receivables	992.5	630.0	129.6	(1,752.1)	—
Investment in subsidiaries	562.8	(161.4)	—	(401.4)	—
Property, plant and equipment, net	112.4	28.0	71.6	—	212.0
Deferred income taxes - noncurrent	22.6	—	12.2	—	34.8
Goodwill	185.8	30.0	248.3	—	464.1
Intangible assets, net	53.2	164.6	110.0	—	327.8
Other assets	83.2	2.9	27.2	—	113.3
Total assets	$2,445.2	$858.7	$880.8	$(2,153.5)	$2,031.2
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	—	$6.6	$—	$6.6
Current portion of long-term debt	31.5	—	—	—	31.5
Accounts payable	68.3	19.0	66.2	—	153.5
Accrued expenses and other	159.0	24.5	89.8	—	273.3
Intercompany payables	672.9	703.6	375.6	(1,752.1)	—
Long-term debt	1,831.7	—	0.7	—	1,832.4
Other long-term liabilities	238.8	4.4	47.7	—	290.9
Total liabilities	3,002.2	751.5	586.6	(1,752.1)	2,588.2
Stockholder’s deficiency	(557.0)	107.2	294.2	(401.4)	(557.0)
Total liabilities and stockholder’s deficiency	$2,445.2	$858.7	$880.8	$(2,153.5)	$2,031.2

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statements of Income and Comprehensive Income
Three Months Ended March 31, 2015
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$243.4	$81.0	$156.2	$(42.1)	$438.5
Cost of sales	101.2	27.7	55.5	(42.1)	142.3
Gross profit	142.2	53.3	100.7	—	296.2
Selling, general and administrative expenses	126.5	28.6	91.8	—	246.9
Acquisition and integration costs	1.2	—	—	—	1.2
Restructuring charges	0.2	0.1	0.2	—	0.5
Operating income	14.3	24.6	8.7	—	47.6
Other expenses (income), net:
Intercompany interest, net	(2.0)	(0.1)	2.1	—	—
Interest expense	20.0	—	—	—	20.0
Amortization of debt issuance costs	1.4	—	—	—	1.4
Foreign currency losses (gains), net	0.2	(0.5)	16.2	—	15.9
Miscellaneous, net	(17.6)	1.5	16.1	—	—
Other expenses, net	2.0	0.9	34.4	—	37.3
Income (loss) from continuing operations before income taxes	12.3	23.7	(25.7)	—	10.3
Provision for (benefit from) income taxes	1.5	8.6	(0.5)	—	9.6
Income (loss) from continuing operations	10.8	15.1	(25.2)	—	0.7
Loss from discontinued operations, net of taxes	—	—	(0.1)	—	(0.1)
Equity in income (loss) of subsidiaries	(10.2)	(10.2)	—	20.4	—
Net income (loss)	$0.6	$4.9	$(25.3)	$20.4	$0.6
Other comprehensive (loss) income	(13.6)	(1.0)	(15.1)	16.1	(13.6)
Total comprehensive (loss) income	$(13.0)	$3.9	$(40.4)	$36.5	$(13.0)

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statements of Income and Comprehensive Income
Three Months Ended March 31, 2014
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$239.4	$93.0	$183.2	$(45.8)	$469.8
Cost of sales	105.0	39.1	65.2	(45.8)	163.5
Gross profit	134.4	53.9	118.0	—	306.3
Selling, general and administrative expenses	112.8	30.3	100.9	—	244.0
Acquisition and integration costs	3.8	—	—	—	3.8
Restructuring charges	2.3	1.8	9.4	—	13.5
Operating income	15.5	21.8	7.7	—	45.0
Other expenses (income), net:
Intercompany interest, net	(2.1)	(0.1)	2.2	—	—
Interest expense	22.2	—	0.1	—	22.3
Amortization of debt issuance costs	1.4	—	—	—	1.4
Loss on early extinguishment of debt	1.9	—	—	—	1.9
Foreign currency (gains) losses, net	(0.5)	0.1	1.8	—	1.4
Miscellaneous, net	(17.4)	0.3	17.2	—	0.1
Other expenses, net	5.5	0.3	21.3	—	27.1
Income (loss) from continuing operations before income taxes	10.0	21.5	(13.6)	—	17.9
Provision for (benefit from) income taxes	13.3	(1.5)	(4.1)		7.7
(Loss) income from continuing operations	(3.3)	23.0	(9.5)	—	10.2
Loss from discontinued operations, net of taxes	—	—	(3.2)	—	(3.2)
Equity in income (loss) of subsidiaries	10.3	(3.1)	—	(7.2)	—
Net income (loss)	$7.0	$19.9	$(12.7)	$(7.2)	$7.0
Other comprehensive income (loss)	1.8	0.9	0.4	(1.3)	1.8
Total comprehensive income (loss)	$8.8	$20.8	$(12.3)	$(8.5)	$8.8

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2015
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(11.1)	$(7.8)	$(6.7)	$—	$(25.6)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3.9)	(0.3)	(1.1)	—	(5.3)
Business acquisition	—	—	(4.2)	—	(4.2)
Proceeds from the sale of certain assets	—	1.5	0.1	—	1.6
Net cash (used in) provided by investing activities	(3.9)	1.2	(5.2)	—	(7.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings and overdraft	1.4	—	0.3	—	1.7
Repayments under the Acquisition Term Loan	(14.2)	—	—	—	(14.2)
Repayments under the 2011 Term Loan	(12.1)	—	—	—	(12.1)
Other financing activities	(1.1)	—	(0.1)	—	(1.2)
Net cash (used in) provided by financing activities	(26.0)	—	0.2	—	(25.8)
Effect of exchange rate changes on cash and cash equivalents	—	(0.2)	(7.6)	—	(7.8)
Net decrease in cash and cash equivalents	(41.0)	(6.8)	(19.3)	—	(67.1)
Cash and cash equivalents at beginning of period	104.2	88.1	83.0	—	275.3
Cash and cash equivalents at end of period	$63.2	$81.3	$63.7	$—	$208.2

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2014
	Products Corporation	Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(58.8)	$18.6		$(5.3)		$—		$(45.5)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2.2)	—		(1.5)		—		(3.7)
Proceeds from the sale of certain assets	—	—		0.1		—		0.1
Net cash used in by investing activities	(2.2)	—		(1.4)		—		(3.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings and overdraft	2.2	0.2		3.7		—		6.1
Repayments under the Acquisition Term Loan	(1.8)	—		—		—		(1.8)
Payment of financing costs	(1.6)	—		—		—		(1.6)
Other financing activities	(0.5)	—		—		—		(0.5)
Net cash (used in) provided by financing activities	(1.7)	0.2	—	3.7		—	—	2.2
Effect of exchange rate changes on cash and cash equivalents	—	—		(0.9)		—		(0.9)
Net (decrease) increase in cash and cash equivalents	(62.7)	18.8	—	(3.9)	—	—	—	(47.8)
Cash and cash equivalents at beginning of period	141.3	14.5		88.3		—		244.1
Cash and cash equivalents at end of period	$78.6	$33.3	—	$84.4	—	$—	—	$196.3

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

2.
Grow profitability through intensive innovation and geographical expansion. Creating fewer, bigger and better innovations across our brands that are relevant, unique, impactful, distinctive and ownable. We are also focused on pursuing organic growth opportunities within our existing brand portfolio and existing channels, and pursuing opportunities to expand our geographical presence.

3.	Improve cash flow. Improving our cash flows through, among other things, continued effective management of our working capital and by focusing on appropriate return on capital spending.

4.	People. Attracting, developing and supporting employees who fit into our innovative culture and inspire the creative drive that represents the foundation of our vision and execution of our strategy.

Overview of Net Sales and Earnings Results
Consolidated net sales in the first quarter of 2015 were $438.5 million, a decrease of $31.3 million, or 6.7%, as compared to $469.8 million in the first quarter of 2014. Excluding the unfavorable impact of foreign currency fluctuations of $31.0 million, consolidated net sales decreased $0.3 million, or 0.1%, in the first quarter of 2015. The decrease in consolidated net sales in the first quarter of 2015 is primarily driven by lower net sales of CND nail products and Almay color cosmetics, offset by higher net sales of Revlon color cosmetics, American Crew men's grooming products, Revlon Professional hair products and Mitchum anti-perspirant deodorant products.
Consolidated loss from continuing operations, net of taxes, in the first quarter of 2015 was $0.7 million, compared to consolidated income from continuing operations of $10.2 million in the first quarter of 2014. The decrease of $9.5 million in 2015 was primarily due to:

•	$10.1 million of lower gross profit due to a $31.3 million decrease in consolidated net sales, partially offset by a $21.2 million decrease in cost of sales; and

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

•
$14.5 million of higher foreign currency losses, net, primarily due to the unfavorable impact of the revaluation of certain U.S. Dollar denominated payables during the first quarter of 2015, as compared to 2014, as well as a $1.9 million foreign currency loss recognized in the first quarter of 2015 as a result of the re-measurement of Revlon Venezuela's balance sheet;

with the foregoing partially offset by:

•	$13.0 million decrease in restructuring charges and other, net due to actions taken under the Integration Program during the first quarter of 2014, following its implementation in January 2014.
These items are discussed in more detail within "Results of Operations" below.

Recent Events
2015 Debt Related Transaction
On March 12, 2015, in accordance with the terms of the amended term loan agreement, which facility is comprised of (i) the $675.0 million term loan due November 19, 2017 (the "2011 Term Loan") and (ii) the $700.0 million term loan due October 8, 2019 (the "Acquisition Term Loan") (together, the "Amended Term Loan Agreement"), Products Corporation prepaid $24.6 million of indebtedness, representing 50% of its 2014 “excess cash flow” as defined under the Amended Term Loan Agreement. The prepayment was applied on a ratable basis between the principal amounts outstanding under 2011 Term Loan and the Acquisition Term Loan. The amount of the prepayment applied to the 2011 Term Loan reduced the principal amount outstanding by $12.1 million to $662.9 million (as all amortization payments under the 2011 Term Loan have been paid). The $12.5 million applied to the Acquisition Term Loan reduced Products Corporation's future regularly scheduled quarterly amortization payments under the Acquisition Term Loan on a ratable basis from $1.8 million prior to the prepayment to $1.7 million after giving effect to the prepayment and through its maturity on October 8, 2019.

Operating Segments
The Company operates in two segments, the Consumer segment and the Professional segment:

•
The Consumer segment is comprised of the Company's consumer brands, which primarily include Revlon, Almay, SinfulColors and Pure Ice in color cosmetics; Revlon ColorSilk in women’s hair color; Revlon in beauty tools; and Mitchum in anti-perspirant deodorants. The Company’s principal customers for its consumer products include the mass retail channel in the U.S. and internationally, consisting of large mass volume retailers and chain drug and food stores in the U.S., as well as certain department stores and other specialty stores, such as perfumeries, outside the U.S. The Consumer segment also includes a skincare line and a hair color line sold in the mass retail channel, primarily in Spain.

•
The Professional segment is comprised primarily of the Company's professional brands, which include Revlon Professional in hair color and hair care; CND-branded products in nail polishes and nail enhancements; and American Crew in men’s grooming products, all of which are sold worldwide in the professional salon channel. The Company’s principal customers for its professional products include hair and nail salons and distributors in the U.S. and internationally. The Professional segment also includes a multi-cultural hair care line consisting of Creme of Nature hair care products sold in the mass retail channel and in professional salons, primarily in the U.S.

Results of Operations
In the tables below, all amounts are in millions and numbers in parentheses ( ) denote unfavorable variances.
Consolidated Net Sales:
Consolidated net sales in the first quarter of 2015 were $438.5 million, a decrease of $31.3 million, or 6.7%, as compared to $469.8 million in the first quarter of 2014. Excluding the unfavorable impact of foreign currency fluctuations of $31.0 million, consolidated net sales decreased $0.3 million, or 0.1%, during the first quarter of 2015. See "Segment Results" below for further discussion.
Segment Results:
The Company's management evaluates segment profit, which is defined as income from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

on the early extinguishment of debt and miscellaneous expenses, for each of the Company's Consumer and Professional segments. Segment profit also excludes unallocated corporate expenses and the impact of certain items that are not directly attributable to the segments' underlying operating performance, which includes the impacts of: (i) restructuring and related charges; (ii) acquisition and integration costs; (iii) costs of sales resulting from a fair value adjustment in the first quarter of 2014 to inventory acquired in the October 2013 acquisition of The Colomer Group Participations, S.L. ("Colomer" and the "Colomer Acquisition"). Unallocated corporate expenses primarily include general and administrative expenses related to the corporate organization. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. The Company does not have any material inter-segment sales. For a reconciliation of segment profit to income from continuing operations before income taxes, see Note 12, "Segment Data and Related Information" to the Consolidated Financial Statements in this Form 10-Q.
The following tables provide a comparative summary of the Company's segment results for the first quarter of 2015 and 2014:

	Net Sales						Segment Profit
	Three Months Ended March 31,		Change		XFX Change (a)		Three Months Ended March 31,		Change		XFX Change (a)
	2015	2014	$	%	$	%	2015	2014	$	%	$	%
Consumer	$324.3	$339.5	$(15.2)	(4.5)%	$4.6	1.4%	$62.2	$71.5	$(9.3)	(13.0)%	$(7.6)	(10.6)%
Professional	114.2	130.3	(16.1)	(12.4)%	(4.9)	(3.8)%	29.2	31.9	(2.7)	(8.5)%	(2.5)	(7.8)%
Total Net Sales	$438.5	$469.8	$(31.3)	(6.7)%	$(0.3)	(0.1)%	$91.4	$103.4	$(12.0)	(11.6)%	$(10.1)	(9.8)%
(a) XFX excludes the impact of foreign currency fluctuations.
Consumer Segment
Consumer segment net sales in the first quarter of 2015 were $324.3 million, a decrease of $15.2 million, or 4.5%, compared to $339.5 million in the first quarter of 2014. Excluding the unfavorable impact of foreign currency fluctuations of $19.8 million, total Consumer net sales increased $4.6 million, or 1.4%, in the first quarter of 2015, compared to the first quarter of 2014, primarily driven by higher net sales of Revlon color cosmetics and Mitchum anti-perspirant deodorant products, partially offset by lower net sales of Almay color cosmetics. Net sales in the first quarter of 2014 included a $6.3 million favorable returns reserve adjustment in the U.S. recorded as a result of lower expected discontinued products related to the Company's strategy to focus on fewer, bigger and better innovations, which adjustment did not recur in the first quarter of 2015.
Consumer segment profit in the first quarter of 2015 was $62.2 million, a decrease of $9.3 million, or 13.0%, compared to $71.5 million in the first quarter of 2014. Excluding the unfavorable impact of foreign currency fluctuations of $1.7 million, Consumer segment profit decreased $7.6 million, primarily driven by $11.5 million of higher brand support expenses for the Company's Consumer brands, partially offset by higher gross profit as a result of the increases in net sales, as well as price increases and favorable sales mix and cost reductions within cost of sales.
Professional Segment
Professional segment net sales in the first quarter of 2015 were $114.2 million, a decrease of $16.1 million, or 12.4%, compared to $130.3 million in the first quarter of 2014. Excluding the unfavorable impact of foreign currency fluctuations of $11.2 million, total Professional net sales decreased $4.9 million, or 3.8%, in the first quarter of 2015, compared to the first quarter of 2014, primarily as a result of lower net sales of CND nail products, partially offset by higher net sales of American Crew men's grooming products and Revlon Professional hair products.
Professional segment profit in the first quarter of 2015 was $29.2 million, a decrease of $2.7 million, or 8.5%, compared to $31.9 million in the first quarter of 2014. Excluding the unfavorable impact of foreign currency fluctuations of $0.2 million, Professional segment profit decreased $2.5 million, primarily due to $5.1 million of higher brand support expenses for the Company's Professional brands, as well as lower gross profit as a result of the decreases in net sales, partially offset by favorable sales mix and cost reductions within cost of sales.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Geographic Results:
The following tables provide a comparative summary of the Company's net sales by region for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Change		XFX Change (a)
	2015	2014	$	%	$	%
United States	$244.4	$250.2	$(5.8)	(2.3)%	$(5.8)	(2.3)%
International	194.1	219.6	(25.5)	(11.6)%	5.5	2.5%
Total Net Sales	$438.5	$469.8	$(31.3)	(6.7)%	$(0.3)	(0.1)%
(a) XFX excludes the impact of foreign currency fluctuations.
United States
In the U.S., net sales in the first quarter of 2015 decreased $5.8 million, or 2.3%, to $244.4 million, as compared to $250.2 million in the first quarter of 2014, primarily due to lower net sales of CND nail products as well as lower net sales of Almay color cosmetics. The decreases in net sales in the first quarter of 2015 were partially offset by higher net sales of Revlon color cosmetics, Revlon ColorSilk hair color and Mitchum anti-perspirant deodorant products. The first quarter of 2014 included a $6.3 million favorable returns reserve adjustment as a result of lower expected discontinued products related to the Company's strategy to focus on fewer, bigger and better innovations, which adjustment did not recur in the first quarter of 2015.
International
International net sales in the first quarter of 2015 decreased $25.5 million, or 11.6%, to $194.1 million, as compared to $219.6 million in the first quarter of 2014. Excluding the $31.0 million unfavorable impact of foreign currency fluctuations, International net sales increased $5.5 million, or 2.5%, primarily due to higher net sales of Revlon Professional hair products in Spain, in addition to higher net sales of both Revlon color cosmetics and American Crew men's grooming products throughout most of the international region. These increases were partially offset by lower net sales of Revlon ColorSilk hair color.

Gross profit:

	Three Months Ended March 31,		Change
	2015	2014	2015 vs. 2014
Gross profit	$296.2	$306.3	$(10.1)
Percentage of net sales	67.5%	65.2%	2.4%
Gross profit decreased $10.1 million, and as a percentage of net sales gross profit increased 2.4 percentage points in the first quarter of 2015, as compared to the first quarter of 2014. The drivers of the decrease in gross profit in the first quarter of 2015, as compared to the first quarter of 2014, primarily included:

•	unfavorable foreign currency fluctuations, which reduced gross profit by $23.3 million and reduced gross profit as a percentage of net sales by 0.7 percentage points;
with the foregoing partially offset by:

•	favorable sales mix, which increased gross profit by $4.4 million and increased gross profit as a percentage of net sales by 1.0 percentage points;

•
additional inventory costs of $2.6 million recorded in the first quarter of 2014 as a result of the recognition of an increase in the fair value of inventory acquired in the Colomer Acquisition, which did not recur in the first quarter of 2015 and increased gross profit in the first quarter of 2015 as a percentage of net sales by 0.6 percentage points; and

•
lower manufacturing and freight costs in the first quarter of 2015, as a result of supply chain cost reduction initiatives, which increased gross profit by $2.3 million and increased gross profit as a percentage of net sales in the first quarter of 2015 by 0.5 percentage points.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

SG&A expenses:

	Three Months Ended March 31,		Change
	2015	2014	2015 vs. 2014
SG&A expenses	$246.9	$244.0	$2.9
SG&A expenses increased $2.9 million in the first quarter of 2015 as compared to the first quarter of 2014, primarily driven by:

•	$16.6 million of higher brand support expenses for the Company's brands within both the Consumer and Professional segments; and

•	$6.9 million of higher general and administrative expenses, primarily due to higher severance costs, incentive compensation expense and legal fees;
with the foregoing partially offset by:

•	$19.5 million of favorable impacts due to foreign currency fluctuations.

Acquisition and Integration Costs:

	Three Months Ended March 31,		Change
	2015	2014	2015 vs. 2014
Acquisition and integration costs	$1.2	$3.8	$2.6
The acquisition and integration costs for the first quarter of 2015 and the first quarter of 2014 are summarized in the table presented below.

	Three Months Ended March 31,
	2015	2014
Acquisition costs	$0.7	$0.4
Integration costs	0.5	3.4
Total acquisition and integration costs	$1.2	$3.8
Acquisition costs in the first quarter of 2015 and the first quarter of 2014 primarily included legal fees and consulting fees.
Integration costs consist of non-restructuring costs related to the Company's integration of Colomer's operations into the Company's business. Integration costs incurred during the first quarter of 2015 primarily included legal and professional fees. Costs incurred during the first quarter of 2014 included employee-related costs related to management changes and audit-related fees.

Restructuring charges and other, net:

	Three Months Ended March 31,		Change
	2015	2014	2015 vs. 2014
Restructuring charges and other, net	$0.5	$13.5	$13.0
During the first quarter of 2014, the Company recorded charges totaling $13.6 million related to restructuring and related actions under the Integration Program, of which $13.5 million was recorded in restructuring charges and other, net and $0.1 million was recorded in SG&A expenses. Restructuring charges and other, net for the first quarter of 2015 primarily related to immaterial actions within both the Consumer and Professional segments, consisting primarily of employee-related costs.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

The Company continues to expect to achieve annualized cost reductions from the Integration Program of approximately $30.0 million to $35.0 million by the end of 2015.

See Note 2, "Restructuring Charges" to the Consolidated Financial Statements in this Form 10-Q for further discussion.

Interest expense:

	Three Months Ended March 31,		Change
	2015	2014	2015 vs. 2014
Interest expense	$20.0	$22.3	$2.3
The $2.3 million decrease in interest expense in the first quarter of 2015, as compared to the first quarter of 2014, is primarily due to lower weighted average borrowing rates and lower average debt outstanding as a result of (i) the May 1, 2014 prepayment of the remaining $58.4 million principal amount outstanding under the Non-Contributed Loan portion of the 2008 Amended and Restated Senior Subordinated Term Loan Agreement with MacAndrews & Forbes and (ii) regularly scheduled quarterly amortization payments made towards the Acquisition Term Loan (as defined in Note 6, "Long-Term Debt" to the Consolidated Financial Statements in this Form 10-Q) through March 31, 2015.

Foreign currency losses, net:

	Three Months Ended March 31,		Change
	2015	2014	2015 vs. 2014
Foreign currency losses, net	$15.9	$1.4	$14.5
The increase in foreign currency losses, net, of $14.5 million during the first quarter of 2015, as compared to the first quarter of 2014, was primarily driven by:

•	the unfavorable impact of the revaluation of certain U.S. Dollar denominated intercompany payables during the first quarter of 2015, as compared to the first quarter of 2014; and

•	a $1.9 million foreign currency loss recognized in the first quarter of 2015 as a result of the re-measurement of Revlon Venezuela's balance sheet.

Provision for income taxes:

	Three Months Ended March 31,		Change
	2015	2014	2015 vs. 2014
Provision for income taxes	$9.6	$7.7	$1.9
The provision for income taxes increased $1.9 million in the first quarter of 2015, as compared to the first quarter of 2014 primarily due to certain discrete items that favorably affected the provision for income taxes in the first quarter of 2014, which did not recur, partially offset by lower pretax income in the first quarter of 2015.
The Company's effective tax rate for the three months ended March 31, 2015 was higher than the federal statutory rate of 35% due principally to foreign and U.S. tax effects attributable to operations outside the U.S., primarily the timing of pre-tax losses in a number of jurisdictions outside of the U.S. for which there was no tax benefit recognized in the first quarter of 2015.
The Company expects that its tax provision and effective tax rate in any individual quarter and year-to-date period will vary and may not be indicative of the Company's tax provision and effective tax rate for the full year.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Loss from Discontinued Operations, Net of Taxes:

	Three Months Ended March 31,		Change
	2015	2014	2015 vs. 2014
Loss from Discontinued Operations, net of taxes	$(0.1)	$(3.2)	$3.1
Discontinued operations consist of the Company's exit of its operations in China within the Consumer segment. The decrease of $3.1 million in loss from discontinued operations in the first quarter of 2015, as compared to the first quarter of 2014, is due to the wind-down of its operations in China.
See Note 3, "Discontinued Operations" to the Consolidated Financial Statements in this Form 10-Q for further discussion.

Financial Condition, Liquidity and Capital Resources
At March 31, 2015, the Company had a liquidity position of $366.9 million, consisting of unrestricted cash and cash equivalents (net of any outstanding checks) of $200.7 million, as well as $166.2 million in available borrowings under Products Corporation's $175.0 million asset-based, multi-currency revolving credit facility (the "Amended Revolving Credit Facility"), based upon the borrowing base less $8.8 million of undrawn outstanding letters of credit and nil then drawn under the Amended Revolving Credit Facility at such date. See also Note 15, "Subsequent Events" for discussion regarding the use of funds related to the April 2015 acquisition of the CBBeauty Group.
The Company’s foreign operations held $64.2 million out of the total $200.7 million in unrestricted cash and cash equivalents (net of any outstanding checks) as of March 31, 2015.  The cash held by the Company’s foreign operations is primarily used to fund such operations. The Company regularly assesses its cash needs and the available sources of cash to fund these needs. As part of this assessment, the Company determines the amount of foreign earnings, if any, that it intends to repatriate to help fund its domestic cash needs, including for the Company’s debt service obligations, and pays applicable U.S. income and foreign withholding taxes, if any, on such earnings. The Company believes that the cash generated by its domestic operations and availability under the Amended Revolving Credit Facility and other permitted lines of credit should be sufficient to meet its domestic liquidity needs for at least the next twelve months. Therefore, the Company does not currently anticipate that restrictions or taxes on repatriation of foreign earnings will have a material effect on the Company’s liquidity during such period.

Changes in Cash Flows
At March 31, 2015, the Company had cash and cash equivalents of $208.2 million, compared with $275.3 million at December 31, 2014. The following table summarizes the Company’s cash flows from operating, investing and financing activities for the first quarter of 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(25.6)	$(45.5)
Net cash used in investing activities	(7.9)	(3.6)
Net cash (used in) provided by financing activities	(25.8)	2.2
Effect of exchange rate changes on cash and cash equivalents	(7.8)	(0.9)
Operating Activities
Net cash used in operating activities was $25.6 million and $45.5 million for the first quarter of 2015 and 2014, respectively. Cash used in operating activities in the first quarter of 2015, as compared to the first quarter of 2014, decreased $19.9 million, primarily driven by less cash used in discontinued operations, as well as lower payments for restructuring, acquisition and integration costs related to the Colomer Acquisition, pension contributions and interest in the first quarter of 2015; partially offset by higher incentive compensation payments in the first quarter of 2015.
Net cash used in operating activities related to discontinued operations, including restructuring payments, was approximately $0.1 million and $13.0 million for the first quarter of 2015 and 2014, respectively.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Investing Activities
Net cash used in investing activities was $7.9 million and $3.6 million for the first quarter of 2015 and 2014, respectively, which included $5.3 million and $3.7 million of cash used for capital expenditures, respectively. Net cash used in investing activities during the first quarter of 2015 included a $4.2 million cash payment for a business acquisition, partially offset by $1.6 million in cash proceeds from the sale of certain assets.
Financing Activities
Net cash (used in) provided by financing activities was $(25.8) million and $2.2 million for the three months ended March 31, 2015 and 2014, respectively.
Net cash used in financing activities for the first quarter of 2015, primarily included:

•	a $24.6 million prepayment made under the Amended Term Loan Facility, as discussed below; and

•	$1.7 million of scheduled amortization payments on the Acquisition Term Loan.
Net cash provided by financing activities for the first quarter of 2014 included:

•	$6.1 million of short-term borrowings and overdraft;
with the foregoing partially offset by:

•	a $1.8 million scheduled amortization payment on the Acquisition Term Loan; and

•	the payment of $1.6 million of financing costs primarily related to the February 2014 Term Loan Amendment.

Cash Pooling Arrangement
Certain of the Company's foreign subsidiaries utilize a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows the Company's participating subsidiaries to withdraw cash from the financial institution to the extent that aggregate cash deposits held by the Company's participating subsidiaries are available at the financial institution. To the extent any participating location on an individual basis is in an overdraft position, such overdrafts would be recorded within short-term borrowings in the Consolidated Balance Sheet and reflected as financing activities in the Consolidated Statement of Cash Flows, and the cash deposits held as collateral for such overdrafts would be classified as restricted cash within cash and cash equivalents. As of March 31, 2015, the Company had $3.9 million of such overdrafts recorded in short-term borrowings and $3.9 million of restricted cash recorded in cash and cash equivalents in the Consolidated Balance Sheet.

Long-Term Debt Instruments
For further detail regarding Products Corporation's long-term debt instruments, see Note 11, "Long-Term Debt," to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the U.S. Securities and Exchange Commission (the "SEC") on March 12, 2015 (the "2014 Form 10-K"), as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources" in the Company's 2014 Form 10-K.

(a) 2015 Debt Related Transaction
Amended Term Loan Facility - Excess Cash Flow Payment
On March 12, 2015, in accordance with the terms of the Amended Term Loan Facility, Products Corporation prepaid $24.6 million of indebtedness, representing 50% of its 2014 “excess cash flow” as defined under the Amended Term Loan Agreement. The prepayment was applied on a ratable basis between the principal amounts outstanding under 2011 Term Loan and the Acquisition Term Loan. The amount of the prepayment applied to the 2011 Term Loan reduced the principal amount outstanding by $12.1 million to $662.9 million (as all amortization payments under the 2011 Term Loan have been paid). The $12.5 million applied to the Acquisition Term Loan reduced Products Corporation's future regularly scheduled quarterly amortization payments under the Acquisition Term Loan on a ratable basis from $1.8 million prior to the prepayment to $1.7 million after giving effect to the prepayment and through its maturity on October 8, 2019.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

(b) Covenants
Amended Credit Agreements
Products Corporation was in compliance with all applicable covenants under the Amended Term Loan Agreement and the Amended Revolving Credit Facility (the "Amended Credit Agreement") as of March 31, 2015 and December 31, 2014. At March 31, 2015, the aggregate principal amounts outstanding under the Acquisition Term Loan and the 2011 Term Loan were $678.8 million and $662.9 million, respectively, and availability under the $175.0 million Amended Revolving Credit Facility, based upon the calculated borrowing base less $8.8 million of outstanding undrawn letters of credit and nil then drawn on the Amended Revolving Credit Facility, was $166.2 million. There were no borrowings under the Amended Revolving Credit Facility during the first quarters of 2015 and 2014.
Products Corporation was in compliance with all applicable covenants under its 5¾% Senior Notes Indenture as of March 31, 2015 and December 31, 2014.

Impact of Foreign Currency Translation – Venezuela
Revlon Venezuela's net sales are de minimis, representing approximately 1% of the Company’s consolidated net sales for the first quarter of 2015 and 2014. At March 31, 2015 and December 31, 2014, Revlon Venezuela's assets represented approximately 1% of the Company’s total assets, respectively.
In January 2014, the Venezuela government announced that the CADIVI would be replaced by the government-operated National Center of Foreign Commerce (the "CENCOEX"), and indicated that the Sistema Complementario de Administración de Divisas (“SICAD”) market would continue to be offered as an alternative foreign currency exchange. Additionally, a parallel foreign currency exchange system, SICAD II, started functioning in March 2014 which allowed companies to apply for the purchase of foreign currency and foreign currency denominated securities for any legal use or purpose. Throughout 2014, the Company exchanged Bolivars for U.S. Dollars to the extent permitted through the various foreign currency markets available based on its ability to participate in those markets. Prior to June 30, 2014, the Company utilized the official rate of 6.3 Bolivars per U.S. Dollar (the "Official Rate") and following a consideration of the Company's specific facts and circumstances, which included its legal ability and intent to participate in the SICAD II exchange market to import finished goods into Venezuela, the Company had determined that it was appropriate to utilize the SICAD II Rate of 53 Bolivars per U.S. Dollar (the “SICAD II Rate”) to translate Revlon Venezuela’s financial statements beginning on June 30, 2014. As a result, the Company recorded a foreign currency loss of $6.0 million in the second quarter of 2014 related to the required re-measurement of Revlon Venezuela’s monetary assets and liabilities.
In February 2015, the Venezuela government introduced a new foreign currency exchange platform, the Marginal Currency System ("SIMADI"), which created a third new mechanism to trade dollars through private brokers. SIMADI replaced the SICAD II system and started operating on February 12, 2015. As of March 31, 2015 the SIMADI market had a rate of 193 Bolivars per U.S. Dollar ("the SIMADI Rate"). As a result, the Company considered its specific facts and circumstances in order to determine the appropriate rate of exchange to translate Revlon Venezuela’s financial statements. As of March 31, 2015, the Company has not participated in the SIMADI exchange market; however, given the elimination of the SICAD II system, the Company determined that it was appropriate to use the SIMADI Rate to translate Revlon Venezuela’s balance sheet as of March 31, 2015.
As a result of the change from the SICAD II Rate to the SIMADI Rate on March 31, 2015, the Company was required to re-measure all of Revlon Venezuela’s monetary assets and liabilities at the SIMADI Rate of 193 Bolivars per U.S. Dollar. The Company recorded a foreign currency loss of $1.9 million in the first quarter of 2015 as a result of the required re-measurement of Revlon Venezuela’s balance sheet. As Venezuela was designated as a highly inflationary economy effective January 1, 2010, the Company reflected this foreign currency loss in earnings.
Volume restrictions on the conversion of the Bolivar to the U.S. Dollar limits the Company's purchasing activity for Venezuela. The use of the SIMADI Rate in lieu of the SICAD II Rate to translate Revlon Venezuela's financial statements will continue to have a negative impact on Revlon Venezuela's results of operations going forward. Current or additional governmental restrictions, worsening import authorization controls, price and profit controls or labor unrest in Venezuela could have further adverse impacts on the Company’s business and results of operations in Venezuela. The Company will continue to assess factors such as its ability to participate in certain of Venezuela's currency exchange markets and its intent to do so in order to determine the appropriate Venezuelan exchange rate to use to translate Revlon Venezuela's financial statements.

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
The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, debt service payments and costs, cash tax payments, pension and other post-retirement benefit plan contributions, payments in connection with the Company’s restructuring programs, costs related to the continuing integration of the Colomer Acquisition, severance not otherwise included in the Company’s restructuring programs and debt and/or equity repurchases, if any, costs related to litigation and payments in connection with discontinuing non-core business lines and/or exiting certain territories. The Company’s cash contributions to its pension and post-retirement benefit plans in the first quarter of 2015 were $2.5 million. The Company expects cash contributions to its pension and post-retirement benefit plans to be approximately $20 million in the aggregate for 2015. The Company’s cash taxes paid in the first quarter of 2015 were $3.9 million. The Company expects to pay cash taxes of approximately $25 million in the aggregate for 2015. The Company’s purchases of permanent wall displays and capital expenditures in the first quarter of 2015 were $14.7 million and $5.3 million, respectively. The Company expects purchases of permanent wall displays and capital expenditures to be approximately $50 million and $55 million, respectively, in the aggregate for 2015. See also Note 15, "Subsequent Events" for discussion regarding the use of funds related to the April 2015 acquisition of the CBBeauty Group.
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
Continuing to execute the Company’s business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands, divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining the Company’s approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, including optimizing the integration of the Colomer Acquisition. The Company plans to continue to integrate the operations of Colomer into the Company’s business and continues to expect to achieve approximately $30.0 million to $35.0 million of annualized cost reductions by the end of 2015 (approximately $17.0 million of which benefited the Company's 2014 results) at a cost of approximately $50 million in the aggregate over 2013 through 2015. Any of these actions, the intended purpose of which would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities. Any such activities may be funded with cash on hand, funds available under the Amended Revolving Credit Facility and/or other permitted additional sources of capital, which actions could increase the Company’s total debt.
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
Any such developments, if significant, could reduce the Company’s revenues and operating income and could adversely affect Products Corporation’s ability to comply with certain financial covenants under the Amended Credit Agreements and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending. (See Item 1A. "Risk Factors" in the Company's 2014 Form 10-K for further discussion of certain risks associated with the Company's business and indebtedness.)

Derivative Financial Instruments
Foreign Currency Forward Exchange Contracts
Products Corporation enters into FX Contracts and option contracts from time to time to hedge certain net cash flows denominated in currencies other than the local currencies of the Company’s foreign and domestic operations. The FX Contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. At March 31, 2015, the FX Contracts outstanding had a notional amount of $30.6 million and a net asset fair value of $0.5 million.
Interest Rate Swap Transaction
In November 2013, Products Corporation executed a forward-starting floating-to-fixed interest rate swap transaction with a 1.00% floor, based on a notional amount of $400 million in respect of indebtedness under the Acquisition Term Loan over a period of three years (the "2013 Interest Rate Swap"). The Company designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments related to Products Corporation's Acquisition Term Loan with respect to the $400 million notional amount over the three-year term of the 2013 Interest Rate Swap. Under the terms of the 2013 Interest Rate Swap, Products Corporation will receive from the counterparty a floating interest rate based on the higher of three-month USD LIBOR or 1.00% commencing in May 2015, while paying a fixed interest rate payment to the counterparty equal to 2.0709% (which effectively fixes the interest rate on such notional amount at 5.0709% over the three-year term of the 2013 Interest Rate Swap). For the three months ended March 31, 2015, the 2013 Interest Rate Swap was deemed effective and therefore the changes in fair value related to the 2013 Interest Rate Swap have been recorded in Other Comprehensive (Loss) Income in the Consolidated Financial Statements. The fair value of the Company's 2013 Interest Rate Swap at March 31, 2015 and December 31, 2014 was a liability of $6.6 million and $3.5 million, respectively.
Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of the derivative instruments in asset positions, which totaled $0.5 million and $0.2 million as of March 31, 2015 and December 31, 2014, respectively. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties. Given the current credit standing of the counterparties to the Company's derivative instruments, the Company believes the risk of loss arising from any non-performance by any of the counterparties under these derivative instruments is remote.

Disclosures about Contractual Obligations and Commercial Commitments

As of March 31, 2015, there were no material changes to the Company's total contractual cash obligations, as set forth in the contractual obligations and commercial commitments disclosure included in the Company's 2014 Form 10-K.

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
For a discussion of the Company's critical accounting policies, see the Company's 2014 Form 10-K.

Effect of Recent Accounting Pronouncements
See discussion of recent accounting pronouncements in Note 1, "Description of Business and Basis of Presentation," to the Consolidated Financial Statements in this Form 10-Q.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity
The Company has exposure to changing interest rates primarily under Products Corporation's Amended Term Loan Facility and its Amended Revolving Credit Facility. The Company manages interest rate risk through a combination of fixed and floating rate debt. The Company from time to time makes use of derivative financial instruments to adjust its fixed and floating rate ratio, such as the 2013 Interest Rate Swap referenced below. The Company does not hold or issue financial instruments for trading purposes.
The qualitative and quantitative information presented in Item 7A of the Company's 2014 Form 10-K ("Item 7A") describes significant aspects of the Company's financial instrument programs that have material market risk as of December 31, 2014. The following tables present this information as required by Item 7A as of March 31, 2015:

	Expected Maturity Date for the year ended December 31,
	(dollars in millions, except for rate information)
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value March 31, 2015
Debt
Short-term variable rate (various currencies)	$5.3						$5.3	$5.3
Average interest rate (a)	4.6%
Short-term fixed rate (third party - EUR)	1.1						1.1	$1.1
Average interest rate	11.9%
Long-term fixed rate – third party (USD)						$500.0	500.0	$512.5
Average interest rate						5.75%
Long-term fixed rate – third party (EUR)		$0.1	$0.1	$0.1	$0.1	0.2	0.6	$0.6
Average interest rate		0.0%	0.0%	0.0%	0.0%	0.0%
Long-term variable rate – third party (USD) (b)	5.2	6.9	669.7	6.9	653.0		1,341.7	$1,343.4
Average interest rate (a)(c)	4.0%	4.0%	3.7%	4.5%	4.8%
Total debt	$11.6	$7.0	$669.8	$7.0	$653.1	$500.2	$1,848.7	$1,862.9

(a)	Weighted average variable rates are based upon implied forward rates from the U.S. Dollar LIBOR and Euribor yield curves at March 31, 2015.

(b)	Includes total quarterly amortization payments required within each year under the Acquisition Term Loan.

(c)
At March 31, 2015, the Acquisition Term Loan bears interest at the Eurodollar Rate (as defined in the Amended Term Loan Agreement) plus 3.00% per annum (with the Eurodollar Rate not to be less than 1.00%). The 2011 Term Loan bears interest at the Eurodollar Rate plus 2.5% per annum (with the Eurodollar Rate not to be less than 0.75%).

If any of LIBOR, Euribor, the base rate, the U.S. federal funds rate or such equivalent local currency rate increases, Products Corporation's debt service costs will increase to the extent that Products Corporation has elected such rates for its outstanding loans. Based on the amounts outstanding under the Amended Credit Agreements and other short-term borrowings (which, in the aggregate, are Products Corporation’s only debt currently subject to floating interest rates) as of March 31, 2015, a 1% increase in both the LIBOR and Euribor rates would increase the Company’s annual interest expense by $13.7 million.
In November 2013, Products Corporation executed the 2013 Interest Rate Swap, which is a forward-starting, floating-to-fixed interest rate swap transaction with a 1.00% floor, based on a notional amount of $400 million in respect of indebtedness under Products Corporation's Acquisition Term Loan over a period of three years. The Company designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments related to its Acquisition Term Loan with respect to the $400 million notional amount over the three-year term of the 2013 Interest Rate Swap. Under the terms of the 2013 Interest Rate Swap, Products Corporation will receive from the counterparty a floating interest rate based on the higher of three-month USD LIBOR or 1.00% commencing in May 2015, while paying a fixed interest rate payment to the counterparty equal to 2.0709% (which effectively fixes the interest rate on such notional amounts at 5.0709% over the three-year term of the 2013 Interest Rate Swap). The fair value of the Company's 2013 Interest Rate Swap at March 31, 2015 was a liability of $6.6 million.

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

Forward Contracts (“FC”)	Average Contractual Rate $/FC	Original US Dollar Notional Amount	Contract Value March 31, 2015	Asset Fair Value March 31, 2015
Sell Australian Dollars/Buy USD	0.7810	11.1	11.4	0.3
Sell Canadian Dollars/Buy USD	0.7984	$8.5	$8.6	$0.1
Buy Mexican Peso/Sell USD	0.0648	3.4	3.4	—
Buy Australian Dollars/Sell NZ dollars	1.0348	2.4	2.4	—
Sell South African Rand/Buy USD	0.0823	2.3	2.4	0.1
Sell Japanese Yen/Buy USD	0.0084	2.0	2.0	—
Sell New Zealand Dollars/Buy USD	0.7366	0.6	0.6	—
Sell Hong Kong Dollars/Buy USD	0.1288	0.3	0.3	—
Total forward contracts		$30.6	$31.1	$0.5

Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal year covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective.
(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-Looking Statements
This Quarterly Report on Form 10-Q for the three months ended March 31, 2015, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates (whether qualitative or quantitative) as to:

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

(iii)
the Company's belief that the continued execution of its business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands, divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, including optimizing the integration of the Colomer Acquisition (including the Company’s plans to continue to integrate the operations of Colomer into the Company’s business and its expectations that the Integration Program will deliver cost reductions throughout the combined organization by generating cost synergies and operating efficiencies within the Company's global supply chain and consolidating offices and back office support, and other actions which are designed to reduce selling, general and administrative expenses, and achieve approximately $30.0 million to $35.0 million of annualized cost reductions by the end of 2015, approximately $17.0 million of which benefited the Company's 2014 results, while recognizing approximately $50 million, in the aggregate over 2013 through 2015, of total restructuring charges, capital expenditures (including expected integration-related capital expenditures of approximately $7 million, $4.4 million of which was paid during 2014 and $0.5 million of which was paid during the three months ended March 31, 2015, with the remaining balance expected to be paid in the remainder of 2015) and related non-restructuring costs, any of which, the intended purpose of which would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities, which activities may be funded with cash on hand, funds available under the Amended Revolving Credit Facility and/or other permitted additional sources of capital, which actions could increase the Company’s total debt;

(iv)
the Company’s vision to establish Revlon as the quintessential and most innovative beauty company in the world by offering products that make consumers feel attractive and beautiful and to inspire its consumers to express themselves boldly and confidently; and the Company's expectations regarding its strategic goal to optimize the market and financial performance of its portfolio of brands and assets by: (a) managing financial drivers for value creation through gross profit margin expansion, which includes optimizing price, allocating sales allowances to maximize our return on trade spending, reducing costs across our global supply chain and eliminating non-value added general and administrative costs in order to fund reinvestment to facilitate growth; (b) growing profitability through intensive innovation and geographical expansion by creating fewer, bigger and better innovations across our brands that are relevant, unique, impactful, distinctive and ownable; pursuing organic growth opportunities within our existing brand portfolio and existing channels; and pursuing opportunities to expand our geographical presence; (c) improving our cash flows through, among other things, continued effective management of our working capital and by focusing on appropriate return on capital spending; and (d) attracting, developing and supporting employees who fit into our innovative culture and inspire the creative drive that represents the foundation of our vision and execution of our strategy;

(v)
the effect of restructuring activities, restructuring costs and charges, the timing of restructuring payments and the benefits from such activities; including, without limitation, the Company’s expectation (i) that total restructuring and related charges related to the Integration Program will be approximately $25 million, of which $0.1 million and $20.1 million of charges were recognized during the first quarter of 2015 and during 2014, respectively, with any remaining charges to be recognized in the remainder of 2015; (ii) that cash payments related to the restructuring and related charges in connection with the Integration Program will total approximately $24 million, of which $2.4 million was paid in the first quarter of 2015 and $9.6 million was paid during 2014, with the remaining balance of $12.0 million expected to be paid during the remainder of 2015; (iii) that total restructuring and related charges under the December 2013 Program will be approximately $18.9 million; (iv) that cash payments will total approximately $17 million related to the December 2013 Program, of which $15.5 million was paid during 2014, $0.1 million was paid in 2013, and the remaining balance of $1.4 million is expected to be paid in 2015; and (v) that the Company expects to substantially complete the Integration Program by the end of 2015;

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

(xiii)
the Company's expectation that it will decide whether to exchange Bolivars for U.S. Dollars to the extent permitted through the CADIVI, CENCOEX and/or SIMADI markets based on its ability to participate in those markets and to the extent reasonable for its business in the future, the Company's belief that current or additional governmental restrictions, worsening import authorization controls, price and profit controls or labor unrest in Venezuela could have further adverse impacts on the Company's business and results of operations and the Company's expectation that use of the SIMADI Rate in lieu of the official rate to translate Revlon Venezuela's financial statements will continue to have a negative impact on Revlon Venezuela's results of operations going forward;

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

(xv)	the Company's plans in connection with continuing to integrate Colomer into the Company's business and to implement a company-wide, SAP ERP system.
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
Investors are advised, however, to consult any additional disclosures the Company made or may make in its 2014 Form 10-K and in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC in 2015 (which, among other places, can be found on the SEC's website at http://www.sec.gov). Except as expressly set forth in this Quarterly Report on Form 10-Q, the information available from time to time on such website shall not be deemed incorporated by reference into this Quarterly Report on Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. (See also Item 1A. "Risk Factors" in the Company's 2014 Form 10-K for further discussion of risks associated with the Company's business.) In addition to factors that may be described in the Company's filings with the SEC, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:

(i)
unanticipated circumstances or results affecting the Company's financial performance, including decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products in either the Consumer or Professional segment; adverse changes in currency exchange rates, currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company's competitors and/or decreased performance by third party suppliers; changes in consumer preferences, such as reduced consumer demand for the Company's color cosmetics and other current products, including new product launches; changes in consumer purchasing habits, including with respect to shopping channels; lower than expected customer acceptance or consumer acceptance of, or less than anticipated results from, the Company’s existing or new products; higher than expected restructuring costs, acquisition-related integration costs, including, without limitation, costs related to the continued integration of the Colomer Acquisition; higher than expected pension expense and/or cash contributions under its benefit plans, costs related to litigation, advertising, promotional and/or marketing expenses or lower than expected results from the Company’s advertising, promotional and/or marketing plans; higher than expected sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise or decreased sales of the Company’s existing or new products; actions by the Company’s customers, such as inventory management and greater than anticipated space reconfigurations or reductions in display space and/or product discontinuances or a greater than expected impact from pricing or promotional strategies by the Company's customers; and changes in the competitive environment and actions by the Company's competitors, including business combinations, technological breakthroughs, new product offerings, increased advertising, promotional and marketing spending and advertising, promotional and/or marketing successes by competitors;

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

(iv)
difficulties, delays in or less than expected results from the Company’s efforts to optimize the market and financial performance of its portfolio of brands and assets due to, among other things, less than effective product development, less than expected acceptance of its new or existing products by consumers, salon professionals and/or customers in the Consumer or Professional segments, less than expected acceptance of its advertising, promotional and/or marketing plans and/or brand communication by consumers, salon professionals and/or customers in the Consumer or Professional segments, less than expected investment in advertising, promotional and/or marketing activities or greater than expected competitive investment, less than expected levels of advertising, promotional and/or marketing activities for its new product launches and/or less than expected levels of execution with its customers in the Consumer or Professional segments or higher than expected costs and expenses, as well as due to (i) difficulties, delays in or less than expected results from the Company’s efforts to manage financial drivers for value creation, such as due to higher than expected costs; (ii) difficulties, delays in or less than expected results from the Company’s efforts to grow profitability through intensive innovation and geographical expansion, such as less than effective product development and/or difficulties, delays in and/or the Company's inability to consummate transactions to expand its geographical presence; (iii) difficulties, delays in or less than expected results from the Company's efforts to improve cash flow; (iv) difficulties, delays in and/or the inability to attract or retain employees essential to the execution of our strategy;

(v)
difficulties, delays or unanticipated costs or charges or less than expected cost reductions and other benefits resulting from the Company's restructuring activities, such as greater than anticipated costs or charges or less than anticipated cost reductions or other benefits from the December 2013 Program and/or the Integration Program and/or the risk that any of such programs may not satisfy the Company’s objectives;

(vi)
lower than expected operating revenues, cash on hand and/or funds available under the Amended Revolving Credit Facility and/or other permitted lines of credit or higher than anticipated operating expenses, such as referred to in clause (viii) below, and/or less than anticipated cash generated by the Company's domestic operations or unanticipated restrictions or taxes on repatriation of foreign earnings;

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

(xiii)
difficulties, delays in or the Company's inability to exchange Bolivars for U.S. Dollars, whether due to the lack of a market developing for such exchange or otherwise and/or unanticipated adverse impacts to the Company's results of operations such as due to higher than expected exchange rates; and difficulties or delays in the Company's ability to import certain products through Venezuela's monetary systems (including, without limitation, the CADIVI, CENCOEX and/or SIMADI markets);

(xiv)	unexpected effects on the Company’s business, financial condition and/or its results of operations as a result of legal proceedings; and

(xv)
difficulties or delays in realizing, or less than anticipated, benefits from the Colomer Acquisition, such as less than expected cost reductions, more than expected costs to achieve the expected cost reductions or delays in achieving the expected cost reductions, such as due to difficulties or delays in and/or the Company’s inability to continue to implement the Integration Program, in whole or in part, and/or changes in the timing of completing its expected integration actions.

Factors other than those listed above could also cause the Company's results to differ materially from expected results.

REVLON CONSUMER PRODUCTS CORPORATION SUBSIDIARIES

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
Item 1A. Risk Factors
In addition to the other information in this report, investors should consider carefully the risk factors discussed in Part I, Item 1A. "Risk Factors" in the Company's 2014 Form 10-K.

Item 5. Other Information

None.

Item 6. Exhibits

*31.1	Certification of Lorenzo Delpani, Chief Executive Officer, dated May 7, 2015, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Roberto Simon, Chief Financial Officer, dated May 7, 2015, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1 (furnished herewith)	Certification of Lorenzo Delpani, Chief Executive Officer, dated May 7, 2015, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (furnished herewith)	Certification of Roberto Simon, Chief Financial Officer, dated May 7, 2015, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

S I G N A T U R E S
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2015

Revlon Consumer Products Corporation
(Registrant)

By: /s/ Lorenzo Delpani	By: /s/ Roberto Simon	By: /s/ Siobhan Anderson
Lorenzo Delpani	Roberto Simon	Siobhan Anderson
President,	Executive Vice President and	Vice President,
Chief Executive Officer and	Chief Financial Officer	Chief Accounting Officer,
Director		Corporate Controller, Treasurer
and Investor Relations