Form 10-K
period 2015-12-31
REVLON CONSUMER PRODUCTS CORP
filed 2016-02-26
CIK 890547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K

(Mark One)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant is not applicable as all 5,260 outstanding shares the registrant's common stock were held by one affiliate, Revlon, Inc. at December 31, 2015.

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K as, among other things, all of the registrant's equity securities are owned directly by Revlon, Inc. which is a reporting company under the Securities Exchange Act of 1934 and which has filed with the SEC on February 26, 2016 all of the material required to be filed pursuant to Section 13, 14, or 15(d) therof and the registrant is therefore filing this Form 10-K with a reduced disclosure format, which omits the information otherwise required by Items 10, 11, 12 and 13 as permitted under General Instruction I(2)(c) on Form 10-K.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
Form 10-K
For the Year Ended December 31, 2015
Table of Contents

PART I
Item 1.	Business	2
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	21
Item 2.	Properties	21
Item 3.	Legal Proceedings	21
Item 4.	Mine and Safety Disclosures	22

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22
Item 6.	Selected Financial Data	22
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 8.	Financial Statements and Supplementary Data	44
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	44
Item 9A.	Controls and Procedures	44
Item 9B.	Other Information	45

PART III
Item 10.	Directors, Executive Officers and Corporate Governance (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)	47
Item 11.	Executive Compensation (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)	47
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)	47
Item 13.	Certain Relationships and Related Transactions, and Director Independence (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)	47
Item 14.	Principal Accountant Fees and Services	47

PART IV
Item 15.	Exhibits and Financial Statement Schedules	49
	Index to Consolidated Financial Statements and Schedules	F-1
	Report of Independent Registered Public Accounting Firm (Consolidated Financial Statements)	F-2
	Financial Statements	F-3
	Financial Statement Schedule: Schedule II - Valuation and Qualifying Accounts	F-68
	Signatures	F-69
	Certifications
	Exhibits

PART I - FINANCIAL INFORMATION
Item 1. Business
Background
Revlon Consumer Products Corporation ("Products Corporation" and together with its subsidiaries, the "Company") is the wholly-owned operating subsidiary of Revlon, Inc., which is an indirect majority-owned subsidiary of MacAndrews & Forbes Incorporated (together with certain of its affiliates other than Revlon, Inc. and the Company, "MacAndrews & Forbes"), a corporation wholly-owned by Ronald O. Perelman.
The Company was founded over 80 years ago by Charles Revson, who revolutionized the cosmetics industry by introducing nail enamels matched to lipsticks in fashion colors. Today, the Company continues Revson's legacy by producing and marketing innovative products that address consumers' wants and needs for beauty and personal care products.
The Company currently operates in three segments: the consumer division (“Consumer”); the professional division (“Professional”); and Other. The Professional segment consists entirely of the business acquired pursuant to Products Corporation October 2013 acquisition of The Colomer Group Participations, S.L., a Spanish company now known as Beautyge Participations, S.L. ("Colomer," the "Colomer Acquisition" and the "Colomer Acquisition Date," respectively). The Other segment includes the business acquired pursuant to the Company's April 2015 acquisition of the CBBeauty Group and certain of its related entities (collectively "CBB" and, such transaction, the "CBB Acquisition").
The Company manufactures, markets and sells worldwide an extensive array of beauty and personal care products, including color cosmetics, hair color, hair care and hair treatments, as well as beauty tools, men's grooming products, anti-perspirant deodorants, fragrances, skincare and other beauty care products. The Company believes that its global brand name recognition, product quality, R&D, new product innovation and marketing experience have enabled it to create leading global consumer and professional brands.
The Company’s Consumer segment is comprised of products that are manufactured, marketed and sold in large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, the Internet/e-commerce, television shopping, department stores, one-stop shopping beauty retailers, specialty cosmetic stores and perfumeries in the U.S. and internationally under brands such as Revlon, Almay, SinfulColors and Pure Ice in cosmetics; Revlon ColorSilk in women’s hair color; Revlon in beauty tools; and Mitchum in anti-perspirant deodorants. The Consumer segment also includes a skincare line under the Natural Honey brand and hair color line under the Llongueras brand that are sold in large volume retailers and other retailers, primarily in Spain, which were acquired as part of the Colomer Acquisition.
The Company's Professional segment manufactures, markets and sells professional products primarily to hair and nail salons and professional salon distributors in the U.S. and internationally under brands such as Revlon Professional in hair color, hair care and hair treatments; CND in nail polishes and nail enhancements, including CND Shellac and CND Vinylux nail polishes; and American Crew in men’s grooming products. The Professional segment also includes a multi-cultural hair care line consisting of Creme of Nature hair care products, which are sold in both professional salons and in large volume retailers and other retailers, primarily in the U.S.
The Other segment includes the operating results of the CBB business and related purchase accounting for the CBB Acquisition. CBB develops, manufactures, markets and distributes fragrances and other beauty products under various celebrity, lifestyle and fashion brands licensed from third parties, principally through department stores and selective distribution in international territories. The results included within the Other segment are not material to the Company's consolidated results of operations.
The Company's Strategy for Value Creation
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

2.
Grow profitability through intensive innovation and geographical expansion. Creating fewer, bigger and better innovations across our brands that are relevant, unique, impactful, distinctive and ownable. We are also focused on

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

pursuing organic growth opportunities within our existing brand portfolio and among our existing retailers, and pursuing opportunities to expand our geographical presence.

3.	Improve cash flow. Improving our cash flows through, among other things, continued effective management of our working capital and by focusing on appropriate return on capital spending.

4.	People. Attracting, developing and supporting employees who fit into our innovative culture and inspire the creative drive that represents the foundation of our vision and execution of our strategy.
Recent Transactions
2015 Efficiency Program
In September 2015, the Company initiated restructuring actions to drive certain organizational efficiencies across the Company's Consumer and Professional segments (the "2015 Efficiency Program"). These actions are designed to reduce general and administrative expenses within the Consumer and Professional segments, and are expected to be completed by 2017. The Company recognized $9.5 million of restructuring and related charges during 2015 for the 2015 Efficiency Program and expects to recognize total restructuring and related charges of $10.1 million by the end of 2017. By implementing the 2015 Efficiency Program, the Company expects to achieve annualized cost reductions of approximately $10.0 million to $15.0 million by the end of 2018, of which approximately $3.0 million benefited the Company's 2015 results. For further discussion of the 2015 Efficiency Program, see Note 3, "Restructuring Charges - 2015 Efficiency Program" to the Consolidated Financial Statements in this Form 10-K.
Acquisition of CBBeauty Group
On April 21, 2015 (the "CBB Acquisition Date"), the Company completed the CBB Acquisition for total cash consideration of $48.6 million. CBB develops, manufactures, markets and distributes fragrances and other beauty products under various celebrity, lifestyle and fashion brands licensed from third parties, principally through department stores and selective distribution in international territories. CBB is expected to provide the Company with a platform to develop the Company's presence in the fragrance category. On the CBB Acquisition Date, the Company used cash on hand to pay 70% of the total cash consideration, or $34.6 million. The remaining $14.0 million of the total cash consideration is payable in equal installments over 4 years from the CBB Acquisition Date, subject to the selling shareholders' compliance with certain service conditions. These remaining installments are being recorded as a component of SG&A expenses ratably over the 4-year installment period. The results of operations of the CBB business were included in the Company’s Consolidated Financial Statements commencing on the CBB Acquisition Date. See Note 2, "Business Combinations," to the Consolidated Financial Statements in this Form 10-K for further details on the CBB Acquisition.
Debt Transactions
In March 2015, Products Corporation prepaid $24.6 million of term loan indebtedness, representing 50% of its 2014 “excess cash flow" in accordance with the terms of its amended term loan agreement, which facility is comprised of: (i) the term loan due November 19, 2017, in the original aggregate principal amount of $675.0 million, which had $660.6 million in aggregate principal balance outstanding as of December 31, 2015 (the "2011 Term Loan"); and (ii) the term loan due October 8, 2019 in the original aggregate principal amount of $700 million, which had $672.5 million in aggregate principal balance outstanding as of December 31, 2015 (the "Acquisition Term Loan") (together, the "Amended Term Loan Agreement"). The prepayment was applied on a ratable basis between the principal amounts outstanding under the 2011 Term Loan and the Acquisition Term Loan. The amount of the prepayment that was applied to the 2011 Term Loan reduced the principal amount outstanding by $12.1 million to $662.9 million (as all amortization payments under the 2011 Term Loan had been paid). The $12.5 million applied to the Acquisition Term Loan reduced Products Corporation's future regularly scheduled quarterly amortization payments under the Acquisition Term Loan on a ratable basis from $1.8 million prior to the prepayment to $1.7 million after giving effect to the prepayment and through its maturity on October 8, 2019. See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in this Form 10-K for further details.
See Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources – Long-Term Debt Instruments” for further discussion of the above debt transaction, including discussion of Products Corporation's "excess cash flow" payment to be made in 2016 in respect of 2015.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

2014 Integration Program
The Company's integration initiatives in connection with the Colomer Acquisition have included actions to integrate Colomer's operations into the Company's business, as well as additional restructuring actions to reduce costs across the Company's businesses (all such actions, together the “Integration Program”). The Integration Program was designed to deliver cost reductions throughout the combined organization by generating synergies and operating efficiencies within the Company’s global supply chain, consolidating offices and back office support, as well as actions designed to reduce selling, general and administrative expenses. The Integration Program was substantially completed as of December 31, 2015.
While recognizing total restructuring charges, capital expenditures and related non-restructuring costs under the Integration Program of approximately $45.0 million in the aggregate through 2015, the Company achieved annualized cost reductions of approximately $35.0 million. For further discussion of the Colomer Acquisition and the Integration Program, see Note 2, "Business Combinations" and Note 3, "Restructuring Charges - Integration Program" to the Consolidated Financial Statements in this Form 10-K.
Products
The Company manufactures and sells a variety of products worldwide. The following table sets forth the Company's principal brands that are included in its Consumer, Professional and Other segments by product category:

Segment	COSMETICS	HAIR	MEN'S GROOMING	BEAUTY TOOLS	FRAGRANCE	ANTI-PERSPIRANT DEODORANTS	SKINCARE / BODYCARE
Consumer	Revlon	Revlon ColorSilk		Revlon	Charlie	Mitchum	Gatineau
	Almay	Llongueras*			Jean Naté		Natural Honey
SinfulColors
Pure Ice

Professional	CND	Revlon Professional	American Crew
		Intercosmo	d:fi
Orofluido
UniqOne
Creme of Nature

Other					Burberry**
Rihanna**
*Licensed from a third party
**Distributed brand
Consumer Segment:
The Company’s Consumer segment includes cosmetics, hair color and hair care, beauty tools, anti-perspirant deodorants, fragrances and skincare products sold in approximately 130 countries in large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, the Internet/e-commerce, television shopping, department stores, one-stop shopping beauty retailers, specialty cosmetics stores and perfumeries in the U.S. and internationally.
Cosmetics - The Company manufactures and markets a broad range of cosmetics, including face, lip, eye and nail products. Certain of the Company’s products incorporate patented, patent-pending or proprietary technology. See “New Product Development and Research and Development.”

•
Revlon: The Company sells a broad range of cosmetics under its flagship Revlon brand, which are designed to fulfill consumer wants and needs and are principally priced in the upper range for large volume retailers. The Revlon brand is comprised of face makeup, including foundation, powder, blush and concealers; lip makeup, including lipstick, lip gloss and lip liner; eye makeup, including mascaras, eyeliners, eye shadows and brow products; and nail color and nail care lines. Revlon products include innovative formulas and attractive colors that appeal to a wide range of consumers. The following are the key franchises within the Revlon brand:

◦	Revlon ColorStay offers consumers a full range of products with long-wearing technology;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

◦
Revlon PhotoReady products that are offered in face and eye makeup and are designed with innovative photochromatic pigments that bend and reflect light to give a flawless, airbrushed appearance in any light;

◦	Revlon Age Defying, which consists of face makeup for women in the over-35 age bracket, with ingredients to help reduce the appearance of fine lines and wrinkles;

◦	Revlon Super Lustrous, which is the Company's flagship wax-based lipcolor and is offered in a wide variety of shades of lipstick and lip gloss; and

◦
Revlon Mascara, which consists of a collection of five mascaras, each with a distinct lash benefit including lash definition, length, volume, magnified volume and length, and a high impact all-in-one formula.

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
Hair - The Company sells both hair color and hair care products throughout the world to large volume retailers and other retailers, primarily under the Company's Revlon ColorSilk franchise, as well as under the premium priced Llongueras brand in Spain. Revlon ColorSilk products provide radiant, long-lasting color that leaves hair nourished, hydrated and ultra-conditioned.
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
Anti-perspirant deodorants - The Company sells Mitchum anti-perspirant deodorant products for men and women, with patented ingredients that provide consumers with up to 48 hours of protection.
Skincare - The Company sells skincare products in the U.S. and in global markets under various regional brands, including the Company’s Natural Honey and Gatineau brands.
Professional Segment:
The Company’s Professional segment includes a comprehensive line of products sold to hair and nail salons and professional salon distributors, including hair color, shampoos, conditioners, styling products, nail polishes and nail enhancements. The Professional segment also includes a multi-cultural line sold in both professional salons, large volume retailers and other retailers.
Professional brands -

•
Revlon Professional: The Company’s Revlon Professional brand includes hair color, hair care and hair treatment products that are distributed exclusively to professional salons, salon professionals and salon distributors and sold in more than 60 countries. Revlon Professional is synonymous with innovation, fashion and technology to service the most creative salon professionals and their clients. Revlon Professional salon products include Revlonissimo NMT, Nutri Color Creme, Sensor Perm and Revlon Professional Equave.

•
American Crew and d:fi: The Company sells men's shampoos, conditioners, gels and other hair care and grooming products for use and sale by professional salons under the American Crew brand name. American Crew is the “Official Supplier to Men” of quality grooming products that provide the ultimate usage experience and enhance a man's personal image. American Crew is the leading salon brand created specifically for men and is sold in more than 30 countries. The Company also sells unisex hair products under the d:fi brand, which is a value-priced full line of cleansing, conditioning and styling products.

•
CND: The Company sells nail enhancement systems and nail color and treatment products and services for use by the professional nail salon industry under the CND brand name. CND is the global leader in professional nail, hand and foot care products, and CND-branded products are sold in more than 75 countries. CND nail products include:

◦
CND Shellac brand 14+ day nail color system, which delivers 14+ days of flawless wear, superior color and mirror shine with zero dry-time and no nail damage. The CND Shellac system is a true innovation in chip-free, extended-wear nail color; and

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

◦
CND Vinylux weekly polish, a breakthrough nail polish that uses a patent-pending technology and lasts approximately a week. While ordinary polishes become brittle and deteriorate over time, CND Vinylux dries with exposure to natural light to a flawless finish and strengthens its resistance to chips over time.

•	The Company also sells professional hair products under brand names such as Orofluido, UniqOne and Intercosmo.
Multi-cultural hair - The Company sells multi-cultural hair-care products to professional salons, large volume retailers and other retailers, primarily in the U.S. under the Creme of Nature brand.
Other Segment:
The Company’s Other segment primarily includes the distribution of prestige, designer and celebrity fragrances, cosmetics and skincare products, such as Burberry and Rihanna branded products.
Marketing
The Company markets extensive product lines covering a broad range of price points within large volume retailers in the U.S. and within large volume retailers and other retailers internationally.
The Company uses social media and other digital marketing, television, outdoor and print advertising and public relations, as well as point-of-sale merchandising, including displays and samples, coupons and other trial incentives. The Company's marketing is designed to emphasize a uniform global image for its portfolio of core brands. The Company coordinates its marketing and advertising campaigns, such as its Revlon Love Is On campaign, with in-store promotional and other marketing activities. The Company develops, jointly with retailers, customized, tailored point-of-purchase and other focused marketing programs.
The Company also uses cooperative advertising programs, Company-paid or Company-subsidized demonstrators, and coordinated in-store promotions and displays. Other marketing strategies, including trial-size products and couponing, are designed to introduce the Company's newest products to consumers and encourage trial and purchase in-store.
In the Professional segment, the Company also markets products through educational seminars on such products' application methods and consumer benefits. In addition, the Company uses professional trade advertising, social media and other digital marketing, displays and samples to communicate to professionals and consumers the quality and performance characteristics of its products. Additionally, in countries where the Professional segment has operations, the Company's direct sales force provides customers with point of sale communication and merchandising.
The Company believes that its presence in professional salons will provide benefits to its consumer products business as it will enable the Company to improve its anticipation of consumer trends in hair color, hair care, nail color, nail care and skin care, as these trends often appear first in salons. The Professional business also provides the Company with broader brand, geographic coverage and retail diversification beyond large volume retailers, among others. The Company also expects the Colomer Acquisition to continue to provide it with opportunities to achieve additional growth by leveraging the combined Company's enhanced innovation capability and know-how.
Additionally, the Company maintains separate websites, www.revlon.com, www.almay.com, www.revloncolorsilk.com, www.revlonprofessional.com, www.americancrew.com, www.cnd.com and www.mitchum.com, devoted to the Revlon, Almay, Revlon ColorSilk, Revlon Professional, American Crew, CND and Mitchum brands, respectively. Each of these websites feature product and promotional information for the brands and are updated regularly to stay current with the Company's new product launches and other marketing, advertising and promotional campaigns.
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
The Company operates an extensive research and development facility in Edison, New Jersey for products within its Consumer segment. The Company has research facilities for its products within the Professional segment in the U.S. (in California and Florida), Spain and Mexico. The scientists at these various facilities are responsible for all of the Company’s new product research and development worldwide and performing research for new products, ideas, concepts and packaging. The Company’s package development and engineering function is also part of the greater research and development organization and fosters a strong synergy

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

of package and formula development, which is integral to a product’s success. The research and development group performs extensive safety and quality testing on the Company’s products, including toxicology, microbiology, efficacy and package testing. Additionally, quality control testing is performed at each of the Company’s manufacturing facilities.
As of December 31, 2015, the Company employed approximately 200 people in its research and development activities, including specialists in pharmacology, toxicology, chemistry, microbiology, engineering, biology, dermatology and quality control. In 2015, 2014 and 2013, the Company spent $31.2 million, $31.6 million and $26.9 million, respectively, on research and development activities.
Manufacturing and Related Operations and Raw Materials
During 2015, the Company’s products were produced at the Company’s facilities in the U.S. (North Carolina and Florida), South Africa, Spain, Italy and Mexico, and at third-party facilities around the world.
The Company continually reviews its manufacturing needs against its manufacturing capacities to identify opportunities to reduce costs and to operate more efficiently. The Company purchases raw materials and components throughout the world, and continuously pursues reductions in cost of goods through the global sourcing of raw materials and components from qualified vendors, utilizing its purchasing capacity to optimize cost reductions. The Company’s global sourcing strategy for materials and components from qualified vendors is also designed to ensure that the Company maintains a continuous supply of high quality raw materials and components. The Company believes that alternate sources of raw materials and components exist and does not anticipate any significant shortages of, or difficulty in obtaining, such materials. (See Item 1A. “Risk Factors - The Company depends on its Oxford, North Carolina facility for production of a substantial portion of its products within the Consumer segment. Disruptions at this facility, and/or at other Company or third party facilities at which the Company's products are manufactured for both its Consumer and Professional segments, could have a material adverse effect on the Company's business, financial condition and/or results of operations.”)
Distribution
The Company's products are sold in approximately 130 countries across six continents. The Company utilizes a dedicated sales force in those countries where the Company maintains operations, and also utilizes sales representatives and independent distributors to serve certain territories and retailers. (See Item 1A. “Risk Factors - The Company may be unable to maintain or increase its sales through the Company's primary retailers, which could have a material adverse effect on the Company's business, financial condition and/or results of operations” and "Competition in the cosmetics, hair and beauty care products business could have a material adverse effect on the Company's business, financial condition and/or results of operations.")
United States. Net sales in the U.S. accounted for approximately 55% of the Company's 2015 net sales, which were made in multiple channels, including retail, Internet/e-commerce and specialty cosmetics stores. The Company also sells a broad range of beauty products to U.S. Government military exchanges and commissaries. The Company licenses its Revlon trademark to select manufacturers for complementary beauty-related products and accessories that the Company believes have the potential to extend the Company's brand names and image. As of December 31, 2015, seven of these licenses were in effect relating to fifteen product categories. Pursuant to these licenses, the Company retains strict control over product design and development, product quality, advertising and the use of its trademarks. These licensing arrangements offer opportunities for the Company to generate revenues and cash flow through royalties and renewal fees, some of which are prepaid from time to time.
In the Consumer segment, the Company’s retail merchandisers stock and maintain the Company's point-of-sale wall displays intended to ensure that high-selling SKUs are in stock and to ensure the optimal presentation of the Company's products in retail outlets. The Company’s products within its Professional segment are sold primarily through wholesale beauty supply distributors in the U.S.
Outside of the United States. Net sales outside the U.S. accounted for approximately 45% of the Company's 2015 net sales. The three countries outside the U.S. with the highest net sales were Spain, Canada and Australia, which together accounted for approximately 15% of the Company's 2015 net sales. The Company distributes its products within its Consumer segment through large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, the Internet/e-commerce, television shopping, department stores, one-stop shopping beauty retailers, specialty cosmetics stores and perfumeries. The Company’s products within its Professional segment are sold directly to hair and nail salons by the Company's direct sales force in countries where it has operations and through distributors in other countries outside the U.S. At December 31, 2015, the Company actively sold its products through wholly-owned subsidiaries established in 22 countries outside of the U.S. and through a large number of independent distributors and licensees elsewhere around the world.
Customers
The Company's principal customers for its Consumer segment include large volume retailers and chain drug stores, including such well-known retailers as Walmart, CVS and Target in the U.S., Shoppers DrugMart in Canada, A.S. Watson & Co. retail chains in Asia Pacific and Europe and Walgreens Boots Alliance in the U.S. and the U.K. Walmart and its affiliates worldwide accounted

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

for approximately 18% of the Company's 2015 consolidated net sales. The Company's principal customers for its Professional segment include Beauty Systems Group, Salon Centric and Ulta Salon, Cosmetics & Fragrance, as well as individual hair and nail salons and other distributors to professional salons. As is customary in the industry, none of the Company’s customers is under an obligation to continue purchasing products from the Company in the future. The Company expects that Walmart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company's net sales. (See Item 1A. “Risk Factors -“The Company depends on a limited number of customers for a large portion of its net sales and the loss of one or more of these customers could reduce the Company’s net sales and have a material adverse effect on the Company’s business, financial condition and/or results of operations.")
Competition
The Company's cosmetics, hair and beauty care products business categories are highly competitive. The Company competes primarily by:

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

•
generating competitive margins and inventory turns for its customers in both the Consumer and Professional segments by providing relevant products and executing effective pricing, incentive and promotional programs and marketing campaigns;

•	ensuring product availability through effective planning and replenishment collaboration with retailers and salons;

•	providing strong and effective advertising, marketing, promotion and merchandising support;

•	maintaining an effective sales force and distributor network; and

•	obtaining and retaining sufficient retail display and floor space, optimal in-store positioning and effective presentation of its products at retail and in salons.
The Company competes in selected product categories against numerous multi-national manufacturers in both the Consumer and Professional segments, as well as with expanding private label and store-owned brands in the Consumer segment. In addition to products sold in large volume retailers, professional salons and demonstrator-assisted retailers, the Company's products also compete with products sold in prestige and department stores, television shopping, door-to-door, specialty stores, one-stop shopping beauty retailers, the Internet/e-commerce, perfumeries and other distribution outlets. The Company's competitors include, among others, L'Oréal S.A., The Procter & Gamble Company, Avon Products, Inc., Coty, Inc., Shiseido Co., Johnson & Johnson, Kao Corp., Henkel AG & Co., Mary Kay Inc., Hand & Nail Harmony, Inc., Oriflame Holding AG, Markwins International Corporation, Sephora (a division of LVMH Moët Henessy Louis Vuitton SE), Elizabeth Arden, Inc., Boots UK Limited and The Estée Lauder Companies Inc. (See Item 1A. “Risk Factors-Competition in the cosmetics, hair and beauty care products business could have a material adverse effect on the Company’s business, financial condition and/or results of operations.")
Patents, Trademarks and Proprietary Technology
The Company considers trademark protection to be very important to its business. The Company’s trademarks are registered in the U.S. and in approximately 150 other countries. Significant trademarks include Revlon, Revlon ColorStay, Revlon PhotoReady, Revlon Super Lustrous, Revlon ColorBurst, Almay, Almay Smart Shade, SinfulColors, Pure Ice, Mitchum, Charlie, Jean Naté, Cutex, Revlon ColorSilk, Revlon Professional, Intercosmo, Orofluido, UniqOne, American Crew, Creme of Nature, CND, CND Shellac, CND Vinylux, Gatineau and Natural Honey. The Company regularly renews its trademark registrations in the ordinary course of business.
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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

The Company files patents in the ordinary course of business on certain of the Company’s new technologies. Utility patents in the U.S. are enforceable for at least 20 years and international patents are enforceable for 20 years. The patents that the Company currently has in place expire at various times between 2016 and 2033 and the Company expects to continue to file patent applications on certain of its technologies in the ordinary course of business in the future.
Government Regulation
The Company is subject to regulation by the Federal Trade Commission (the "FTC") and the Food and Drug Administration (the "FDA") in the U.S., as well as various other federal, state, local and foreign regulatory authorities, including those in the European Union (the "EU"), Canada and other countries in which the Company operates. The Company’s Oxford, North Carolina manufacturing facility is registered with the FDA as a drug manufacturing establishment, permitting the manufacture of cosmetics and other beauty-care products that contain over-the-counter drug ingredients, such as sunscreens, anti-perspirant deodorants and anti-dandruff hair-care products. Compliance with federal, state, local and foreign laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, a material effect on the Company's capital expenditures, earnings or competitive position. Regulations in the U.S., the EU, Canada and in other countries in which the Company operates that are designed to protect consumers or the environment have an increasing influence on the Company's product claims, ingredients and packaging. (See “Risk Factors - The Company’s products are subject to federal, state and international regulations that could have a material adverse effect on the Company’s business, financial condition and/or results of operations.”)
Industry Segments, Foreign and Domestic Operations
The Company operates in three operating segments: Consumer; Professional; and Other, which operating segments also comprise the Company's reportable segments. For certain information regarding the Company's segments and foreign and domestic operations, refer to Note 18, “Segment Data and Related Information,” to the Company’s Consolidated Financial Statements in this Form 10-K.
Employees
As of December 31, 2015, the Company employed approximately 5,700 people. As of December 31, 2015, approximately 25% of the Company's employees were covered by collective bargaining agreements. The Company believes that its employee relations are satisfactory.
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
Products Corporation’s substantial indebtedness, including the additional Acquisition Term Loan that it used as a source of funds to consummate the Colomer Acquisition, could adversely affect the Company’s operations and flexibility and Products Corporation’s ability to service its debt.
Products Corporation has a substantial amount of outstanding indebtedness. As of December 31, 2015, the Company’s total indebtedness was $1,848.5 million (or $1,845.0 million net of discounts), primarily including (i) $673.7 million aggregate principal amount outstanding under the Acquisition Term Loan that was executed in 2013 in connection with facilitating the consummation of the Colomer Acquisition; (ii) $662.9 million aggregate principal amount outstanding under the 2011 Term Loan; and (iii) $500.0 million in aggregate principal face amount outstanding of Products Corporation's 5¾% Senior Notes. If the Company is unable to maintain sustained profitability and free cash flow in future periods, it could adversely affect the Company's operations and Products Corporation's ability to service its debt and/or comply with the financial and/or operating covenants under its various debt instruments. (See also Item 1A. Risk Factors - "Restrictions and covenants in Products Corporation’s debt agreements limit its ability to take certain actions and impose consequences in the event of failure to comply.")
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
Although agreements governing Products Corporation’s indebtedness, including the Amended Term Loan Agreement and the terms of its third amended and restated revolving credits agreement (together, the "Amended Credit Agreements") and the indenture governing Products Corporation's 5¾% Senior Notes (the "5¾% Senior Notes Indenture Indenture"), limit Products Corporation’s ability to borrow additional money, under certain circumstances Products Corporation is allowed to borrow a significant amount of additional money, some of which, in certain circumstances and subject to certain limitations, could be secured indebtedness. To the extent that more debt is added to the Company's current debt levels, the risks described above would increase further.
Products Corporation’s ability to pay the principal amount of its indebtedness depends on many factors.
The 2011 Term Loan under the Amended Term Loan Facility, with $662.9 million aggregate principal amount outstanding, matures in November 2017, and the Acquisition Term Loan under the Amended Term Loan Facility, with $673.7 million aggregate principal amount outstanding, matures in October 2019. The Amended Revolving Credit Facility matures on the earlier of August 14, 2018 and 90 days prior to the earliest maturity date of any term loans then outstanding under the Amended Term Loan Facility, but not earlier than June 16, 2016. The 5¾% Senior Notes mature in February 2021. Products Corporation currently anticipates that, in order to pay the principal amount of its outstanding indebtedness upon the occurrence of any event of default, or to repurchase its 5¾% Senior Notes if a change of control occurs, or in the event that Products Corporation’s cash flows from operations are insufficient to allow it to pay the principal amount of its indebtedness at maturity, the Company may be required to refinance Products Corporation’s indebtedness, seek to sell assets or operations, seek to sell additional debt securities of Products Corporation or seek additional capital contributions or loans from MacAndrews & Forbes, Revlon, Inc. or from the Company’s other affiliates and/or third parties. The Company may be unable to take any of these actions due to a variety of commercial or market factors or constraints in Products Corporation’s debt instruments, including, for example, market conditions being unfavorable for an equity or debt issuance, additional capital contributions or loans not being available from affiliates and/or third parties, or that the transactions may not be permitted under the terms of the various debt instruments then in effect, including restrictions on the incurrence of additional debt, incurrence of liens, asset dispositions and/or related party transactions included in such debt instruments. Such actions, if ever taken, may not enable the Company to satisfy its cash requirements or enable Products Corporation to comply with the financial covenants under the Amended Credit Agreements if the actions do not result in sufficient savings or generate a sufficient amount of additional capital, as the case may be.
None of the Company’s affiliates are required to make any capital contributions, loans or other payments to Products Corporation regarding its obligations on its indebtedness. Products Corporation may not be able to pay the principal amount of its indebtedness using any of the above actions because, under certain circumstances, the 5¾% Senior Notes Indenture, any of Products Corporation's other debt instruments (including the Amended Credit Agreements) or the debt instruments of Products Corporation’s subsidiaries then in effect may not permit the Company to take such actions. (See also Item 1A. Risk Factors - "Restrictions and covenants in Products Corporation’s debt agreements limit its ability to take certain actions and impose consequences in the event of failure to comply").
The future state of the credit markets, including any volatility and/or tightening of the credit markets and reduction in credit availability, could adversely impact the Company’s ability to refinance or replace Products Corporation’s outstanding indebtedness at or prior to their respective maturity dates, which could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

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
A breach of the Amended Credit Agreements would permit Products Corporation’s lenders to accelerate amounts outstanding under the Amended Credit Agreements, which would in turn constitute an event of default under the 5¾% Senior Notes Indenture, if the amount accelerated under the Amended Credit Agreements exceeds $25.0 million and such default remains uncured for 10 days following notice from the trustee for the 5¾% Senior Notes Indenture (the "Notes Trustee") or from the holders of at least 30% of the outstanding principal amount of the 5¾% Senior Notes (the "Requisite Note Holders"). An event of default under the 5¾% Senior Notes Indenture would permit the Notes Trustee or the Requisite Note Holders to accelerate payment of the principal and accrued, but unpaid, interest on the 5¾% Senior Notes. In addition, holders of Products Corporation’s outstanding 5¾% Senior Notes may require Products Corporation to repurchase their respective notes in the event of a change of control under the 5¾% Senior Notes Indenture. Products Corporation may not have sufficient funds at the time of any such breach of any such covenant or change of control to repay, in full or in part, the borrowings under the Amended Credit Agreements or to repay, repurchase or redeem, in full or in part, its outstanding 5¾% Senior Notes.
Events beyond the Company’s control could impair the Company’s operating performance, which could affect Products Corporation’s ability to comply with the terms of Products Corporation’s debt instruments. Such events may include decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products; adverse changes in foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company’s competitors and/or decreased performance by third party suppliers; changes in consumer purchasing habits, including with respect to retailer preferences; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; less than anticipated results from the Company's existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company’s expenses, including, without limitation, for pension expense under its benefit plans, acquisition-related integration costs, advertising, promotional and/or marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the Company's anticipated level of expenses.
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
In the event that Products Corporation is unable to obtain any such waiver or amendment, Products Corporation's inability to meet the financial covenants or other provisions of the Amended Credit Agreements would constitute an event of default under its Amended Credit Agreements, which would permit the bank lenders to accelerate the Amended Credit Agreements and would

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

constitute an event of default under the 5¾% Senior Notes Indenture if the amount accelerated under the Amended Credit Agreements exceeds $25.0 million and such default remains uncured for 10 days following notice from the Notes Trustee or from the Requisite Note Holders. An event of default under the 5¾% Senior Notes Indenture would permit the Notes Trustee or the Requisite Note Holders to accelerate payment of the principal and accrued, but unpaid, interest on the 5¾% Senior Notes.
Products Corporation’s assets and/or cash flow and/or that of Products Corporation’s subsidiaries may not be sufficient to fully repay borrowings under its outstanding debt instruments, either upon maturity or if accelerated upon an event of default, and if Products Corporation is required to repay, repurchase and/or redeem its outstanding 5¾% Senior Notes or repay the Amended Credit Agreements upon a change of control, Products Corporation may be unable to refinance or restructure the payments on such debt. Further, if Products Corporation is unable to repay, refinance or restructure its indebtedness under the Amended Credit Agreements, the lenders could proceed against the collateral securing that indebtedness, subject to certain conditions and limitations as set forth in the third amended and restated intercreditor agreement. As described above, the consequences of complying with the foregoing restrictions, covenants and limitations under Products Corporation’s various debt agreements, including the Amended Credit Agreements and the 5¾% Senior Notes Indenture, could have a material adverse effect on the Company’s business, financial condition and/or results of operations.
Limits on Products Corporation's borrowing capacity under the Amended Revolving Credit Facility may affect the Company's ability to finance its operations.
As of December 31, 2015, Products Corporation had nil outstanding under the Amended Revolving Credit Facilities (excluding $8.8 million of undrawn outstanding letters of credit). While the Amended Revolving Credit Facility currently provides for up to $175.0 million of commitments, Products Corporation's ability to borrow funds under such facility is limited by a borrowing base determined relative to the value, from time to time, of eligible trade receivables and eligible inventory in the U.S. and the U.K. and eligible real property and equipment in the U.S. In January 2014, certain of Products Corporation’s U.S.-domiciled subsidiaries acquired in the Colomer Acquisition (the “Colomer U.S. Subsidiaries”) became additional guarantors under Products Corporation’s Amended Term Loan Facility and Amended Revolving Credit Facility and the 5¾% Senior Notes Indenture. In January 2015 and May 2015, certain of Products Corporation’s newly-formed U.S.-domiciled subsidiaries in the Professional segment and certain of Products Corporation's newly-formed U.S.-domiciled subsidiaries formed in connection with the CBB Acquisition (collectively, the “New U.S. Subsidiaries”) became additional guarantors under such debt instruments. In connection with becoming guarantors, substantially all of the assets of such subsidiaries were pledged as collateral under Products Corporation’s Amended Term Loan Facility and Amended Revolving Credit Facility, thereby increasing the value of the assets supporting the borrowing base under the Amended Revolving Credit Facility.
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
At December 31, 2015, the aggregate principal amount outstanding under the Acquisition Term Loan and the 2011 Term Loan was $673.7 million and $662.9 million, respectively, with the Company having a liquidity position of $473.6 million, consisting of unrestricted cash and cash equivalents (net of any outstanding checks) of $307.4 million, as well as $166.2 million in available borrowings under the Amended Revolving Credit Facility, based upon the calculated borrowing base less $8.8 million of undrawn outstanding letters of credit and nil then drawn under the Amended Revolving Credit Facility at such date.
The Amended Revolving Credit Facility is syndicated to a group of banks and financial institutions. Each bank is responsible to lend its portion of the $175.0 million commitment if and when Products Corporation seeks to draw under the Amended Revolving Credit Facility. The lenders may assign their commitments to other banks and financial institutions in certain cases without prior notice to Products Corporation. If a lender is unable to meet its lending commitment, then the other lenders under the Amended Revolving Credit Facility have the right, but not the obligation, to lend additional funds to make up for the defaulting lender’s commitment, if any. Products Corporation has never had any of its lenders under the Amended Revolving Credit Facility fail to fulfill their lending commitment. Based on information available to the Company, the Company has no reason to believe that any of the lenders under the Amended Revolving Credit Facility would be unable to fulfill their commitments to lend under the Amended Revolving Credit Facility as of December 31, 2015. However, it is possible that economic conditions and potential volatility in

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

the financial markets, among other factors, could impact the liquidity and financial condition of certain banks and financial institutions. If one or more lenders under the Amended Revolving Credit Facility were unable to fulfill their commitment to lend, such inability would impact the Company's liquidity and, depending upon the amount involved and the Company's liquidity requirements, could have an adverse effect on the Company's ability to fund its operations, which could have a material adverse effect on the Company's business, financial condition and/or results of operations.
A substantial portion of Products Corporation's indebtedness is subject to floating interest rates.
A substantial portion of Products Corporation's indebtedness is subject to floating interest rates, which makes the Company more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates or a downturn in the Company's business. As of December 31, 2015, $945.2 million of Products Corporation's total indebtedness (or $941.7 million net of discounts, and excluding indebtedness subject to the interest rate swap described below) or approximately 51% of Products Corporation's total indebtedness, was subject to floating interest rates.
Under the Amended Term Loan Agreement, as of December 31, 2015 the $673.7 million in aggregate principal amount outstanding under the Acquisition Term Loan and the $662.9 million in aggregate principal amount outstanding under the 2011 Term Loan bear interest, at Products Corporation's option, at either: (i) the Eurodollar Rate (as defined in the Amended Term Loan Agreement) plus 2.5% and 3.0% per annum, respectively (provided that in no event shall the Eurodollar Rate (which is based upon LIBOR) be less than 0.75% and 1.0% per annum, respectively); or (ii) the Alternate Base Rate (as defined in the Amended Term Loan Agreement) plus 1.5% and 2.0% per annum, respectively, which Alternate Base Rate is based on the greater of Citibank, N.A.’s announced base rate and the U.S. federal funds rate plus 0.5% (provided that in no event shall the Alternative Base Rate be less than 1.75% and 2.0% per annum, respectively).
In November 2013, Products Corporation entered into a forward-starting interest rate swap in a single derivative with a notional amount of $400.0 million in respect of indebtedness under the Acquisition Term Loan for a 3-year period beginning in May 2015 (the "2013 Interest Rate Swap"). Under the terms of the 2013 Interest Rate Swap, Products Corporation pays to the counterparty a quarterly fixed interest rate of 2.0709% on the $400.0 million notional amount, while receiving variable interest rate payments from the counterparty equal to the 3-month U.S. dollar LIBOR, with a LIBOR floor of 1.00% (which effectively fixes the interest rate on such notional amount at 5.0709% over the 3-year term of the 2013 Interest Rate Swap (May 2015 to May 2018)). While Products Corporation may enter into other interest hedging contracts, it may not be able to do so on a cost-effective basis, and any hedging transactions that Products Corporation enters into may not achieve their intended purpose. Accordingly, shifts in interest rates could have a material adverse effect on the Company’s business, financial condition and/or results of operations.
At December 31, 2015, the Eurodollar Rate, LIBOR and the Alternate Base Rate for the Acquisition Term Loan and the 2011 Term Loan were as follows:

	Eurodollar Rate	LIBOR	Alternate Base Rate
Acquisition Term Loan	1.00%	0.54%	3.50%
2011 Term Loan	0.75%	0.43%	3.50%
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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

If any of LIBOR, Euribor, the base rate, the U.S. federal funds rate or such equivalent local foreign currency rate increases, Products Corporation's debt service costs will increase to the extent that Products Corporation has elected such rates for its outstanding loans. Based on the amounts outstanding under the Amended Credit Agreements, and other short-term borrowings (which, in the aggregate, are Products Corporation’s only debt currently subject to floating interest rates) as of December 31, 2015, a 1% increase in LIBOR and Euribor would increase the Company’s annual interest expense by $9.6 million. Increased debt service costs would adversely affect the Company's cash flow and could have a material adverse effect on the Company's business, financial condition and/or results of operations.
The Company depends on its Oxford, North Carolina facility for production of a substantial portion of its products within the Consumer segment. Disruptions at this facility and/or at other Company or third party facilities at which the Company's products are manufactured for both its Consumer and Professional segments, could have a material adverse effect on the Company's business, financial condition and/or results of operations.
The Company produces a substantial portion of its products at its Oxford, North Carolina facility. Significant unscheduled downtime at this facility, or at other Company facilities and/or third party facilities at which the Company's products are manufactured, whether due to equipment breakdowns, power failures, natural disasters, weather conditions hampering delivery schedules, intermittent technology disruptions or other disruptions, including those caused by transitioning manufacturing across these facilities, or any other cause could have a material adverse effect on the Company's ability to provide products to its customers, which could have a material adverse effect on the Company's sales, business, financial condition and/or results of operations. Additionally, if product sales exceed the Company's forecasts, internal or third party production capacities and/or the Company's ability to procure sufficient levels of finished goods, raw materials and/or components from third party suppliers, the Company could, from time to time, not have an adequate supply of products to meet customer demands, which could have a material adverse effect on the Company's business, financial condition and/or results of operations.
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
The Company has a rigorous process for the continuous development and evaluation of new product concepts, led by executives in marketing, sales, research and development, product development, operations, law and finance. Each new product launch, including those resulting from this new product development process, carries risks, as well as the possibility of unexpected consequences, including:

•	the acceptance of the Company's new product launches by, and sales of such new products to, the Company's customers may not be as high as the Company anticipates;

•
the Company's marketing, promotional, advertising and/or pricing strategies for its new products may be less effective than planned and may fail to effectively reach the targeted consumer base or engender the desired consumption of the Company's products by consumers;

•	the rate of purchases by the Company's consumers may not be as high as the Company anticipates;

•	the Company's wall displays to showcase its new products may fail to achieve their intended effects;

•
the Company may experience out-of-stocks and/or product returns exceeding its expectations as a result of the Company's new product launches or space reconfigurations or as a result of reductions in retail display space by the Company's customers;

•	the Company's net sales may also be impacted by inventory management by its customers or changes in pricing, marketing, advertising and/or promotional strategies by its customers;

•
the Company may incur costs exceeding its expectations as a result of the continued development and launch of new products, including, for example, unanticipated levels of advertising, promotional and/or marketing expenses, sales return expenses or other costs related to launching new products;

•
the Company may experience a decrease in sales of certain of the Company's existing products as a result of newly-launched products, the impact of which could be exacerbated by shelf space limitations and/or any shelf space loss. (See also Item 1A. Risk Factors -"Competition in the cosmetics, hair and beauty care products business could have a material adverse effect on the Company's business, financial condition and/or results of operations").

•	the Company's product pricing strategies for new product launches may not be accepted by its customers and/or its consumers, which may result in the Company's sales being less than it anticipates;

•	the Company may experience a decrease in sales of certain of the Company's products as a result of counterfeit products and/or products sold outside of their intended territories; and/or

•
any delays or difficulties impacting the Company's ability, or the ability of the Company's suppliers, to timely manufacture, distribute and ship products or raw materials, as the case may be, displays or display walls in connection with launching new

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

products, such as due to inclement weather conditions or other delays or difficulties such as those discussed under Item 1A. Risk Factors - "The Company depends on its Oxford, North Carolina facility for production of a substantial portion of the Company's products within the Consumer segment. Disruptions at this facility and/or at other Company or third party facilities at which the Company's products are manufactured for both its Consumer and Professional segments, could affect the Company's business, financial condition and/or results of operations,” could have a material adverse effect on the Company's ability to ship and deliver products to meet its customers’ reset deadlines.
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
The Company currently expects that operating revenues, cash on hand, and funds available for borrowing under the Amended Revolving Credit Agreement and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2016, including cash requirements for the payment of expenses in connection with the execution of the Company's business strategy and its advertising, promotional, pricing and/or marketing plans, purchases of permanent wall displays, capital expenditure requirements, debt service payments and costs, tax payments, pension and post-retirement plan contributions, payments in connection with the Company's restructuring programs, severance not otherwise included in the Company's restructuring programs and debt and/or equity repurchases, if any.
However, if the Company's anticipated level of revenue is not achieved because of, for example, decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products; adverse changes in foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company's competitors and/or decreased performance by third party suppliers; changes in consumer purchasing habits, including with respect to retailer preferences; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; less than anticipated results from the Company's existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company's expenses, including, without limitation, for pension expense under its benefit plans, for advertising, promotional or marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company's current sources of funds may be insufficient to meet its cash requirements. In addition, such developments, if significant, could reduce the Company's revenues and could have a material adverse effect on Products Corporation's ability to comply with certain financial covenants under the Amended Credit Agreements. (See also Item 1A. Risk Factors - "Restrictions and covenants in Products Corporation’s debt agreements limit its ability to take certain actions and impose consequences in the event of failure to comply,” which discusses, among other things, the consequences of noncompliance with Products Corporation's debt covenants).
If the Company's operating revenues, cash on hand and/or funds available for borrowing are insufficient to cover the Company's expenses and/or are insufficient to enable Products Corporation to comply with the financial covenants under the Amended Credit Agreements, the Company could be required to adopt one or more of the alternatives listed below:

•	delaying the implementation of or revising certain aspects of the Company's business strategy;

•	reducing or delaying purchases of wall displays and/or expenses related to the Company's advertising, promotional and/or marketing activities;

•	reducing or delaying capital spending;

•	implementing new restructuring programs;

•	refinancing Products Corporation's indebtedness;

•	selling assets or operations;

•	seeking additional capital contributions and/or loans from MacAndrews & Forbes, Revlon, Inc., the Company's other affiliates and/or third parties;

•	selling additional debt securities of Products Corporation; or

•	reducing other discretionary spending.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

There can be no assurance that the Company would be able to take any of these actions, because of a variety of commercial or market factors or constraints in Products Corporation's debt instruments, including, for example, market conditions being unfavorable for an equity or a debt issuance, additional capital contributions or loans not being available from affiliates and/or third parties, or that the transactions may not be permitted under the terms of Products Corporation's various debt instruments then in effect, such as due to restrictions on the incurrence of debt, incurrence of liens, asset dispositions and/or related party transactions. If the Company is required to take any of these actions, it could have a material adverse effect on its business, financial condition and/or results of operations.
Such actions, if ever taken, may not enable the Company to satisfy its cash requirements or enable Products Corporation to comply with the financial covenants under its Amended Credit Agreements if the actions do not result in sufficient savings or generate a sufficient amount of additional capital, as the case may be. (See also Item 1A. Risk Factors - “Restrictions and covenants in Products Corporation's debt agreements limit its ability to take certain actions and impose consequences in the event of failure to comply,” which discusses, among other things, the consequences of noncompliance with Products Corporation's debt covenants).
Economic conditions could have a material adverse effect on the Company's business, financial condition and/or results of operations and/or on the financial condition of its customers and suppliers.
Economic conditions in the U.S. and/or other countries where the Company operates have contributed and may continue to contribute to high unemployment levels, lower consumer spending and reduced credit availability. Such economic conditions have impacted and could in the future impact business and consumer confidence. These conditions could have an impact on customer and/or consumer purchases of the Company's products, which could result in a reduction of the Company's net sales, operating income and/or cash flows. Additionally, disruptions in the credit and other financial markets and economic conditions could, among other things, impair the financial condition of one or more of the Company's customers or suppliers, thereby increasing the risk of customer bad debts or non-performance by suppliers. These conditions could have a material adverse effect on the Company's business, financial condition and/or results of operations.
The Company depends on a limited number of customers for a large portion of its net sales, and the loss of one or more of these customers could reduce the Company's net sales and have a material adverse effect on the Company's business, financial condition and/or results of operations.
Walmart and its affiliates worldwide accounted for approximately 18%, 16% and 20% of the Company’s worldwide net sales for 2015, 2014 and 2013, respectively. The Company expects that, for future periods, Walmart and a small number of other customers in the Consumer and Professional segments will, in the aggregate, continue to account for a large portion of the Company's net sales. The Company may be affected by changes in the policies and demands of its customers relating to service levels, inventory de-stocking, pricing, marketing, advertising and/or promotional strategies or limitations on access to wall display space. As is customary in the consumer products industry, none of the Company's customers is under any obligation to continue purchasing products from the Company in the future.
The loss of Walmart and/or one or more of the Company's other customers that may account for a significant portion of the Company's net sales, or any significant decrease in sales to these customers, including as a result of consolidation among such customers, inventory management by these customers, changes in pricing, marketing, advertising and/or promotional strategies by such customers or space reconfigurations by the Company's customers or any significant decrease in the Company's display space, could reduce the Company's net sales and/or operating income and therefore could have a material adverse effect on the Company's business, financial condition and/or results of operations.
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
The Company may be unable to maintain or increase its sales through the Company's primary retailers, which could have a material adverse effect on the Company's business, financial condition and/or results of operations.
A decrease in consumer demand in the U.S. and/or internationally for beauty care products, inventory management by the Company's customers, changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers (such as the development and/or continued expansion of private label or their own store-owned brands), a reduction in display space by the Company's customers and/or a change in consumers’ purchasing habits, such as by buying more cosmetics and beauty care products from retailers where the Company does not currently principally compete (such as prestige and department stores), could

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

result in decreased sales of the Company's products, which could have a material adverse effect on the Company's business, financial condition and/or results of operations.
Competition in the cosmetics, hair and beauty care products business could have a material adverse effect on the Company's business, financial condition and/or results of operations.
The cosmetics, hair and beauty care products business is highly competitive. The Company competes primarily by:

•	developing quality products with innovative performance features, shades, finishes and packaging;

•	educating consumers and salon professionals about the benefits of the Company’s products;

•	anticipating and responding to changing consumer and salon professional demands in a timely manner, including as to the timing of new product introductions and line extensions;

•	offering attractively priced products, relative to the product benefits provided;

•	maintaining favorable brand recognition;

•
generating competitive margins and inventory turns for the Company’s customers by providing relevant products and executing effective pricing, incentive and promotional programs and marketing and advertising campaigns;

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
In addition to competing with expanding private label and store-owned brands in the Consumer segment, the Company competes against a number of multi-national manufacturers, some of which are larger and have substantially greater resources than the Company, and which may therefore have the ability to spend more aggressively than the Company on advertising, promotions and/or marketing activities and have more flexibility than the Company to respond to changing business and economic conditions. The Company's products also compete with similar products sold through retailers other than those in which the Company principally competes, including prestige and department stores.
Additionally, the Company's major customers periodically assess the allocation of display space among competitors and in the course of doing so could elect to reduce the display space allocated to the Company's products, if, for example, the Company's marketing, promotional, advertising and/or pricing strategies for its new and/or existing products are less effective than planned, fail to effectively reach the targeted consumer base, fail to engender the desired consumption of the Company's products by consumers and/or fail to sustain productive levels of consumption dollar share; and/or the rate of purchases by the Company's consumers are not as high as the Company anticipates. Within the Company’s Consumer segment, among the factors used by the Company’s major customers in assessing the allocation of display space is a brand’s share of the color cosmetics category. The Company's color cosmetics brands have experienced, over time, year-over-year declines in their share of the color cosmetics category in the U.S. and it is possible that the Company may continue to experience further share declines. Further declines in the Company's share for one or more of its principal brands, including with respect to the Company’s Almay brand, could, among other things, contribute to a loss of display space and/or decreased revenues. Any significant loss of display space could have a material adverse effect on the Company's business, financial condition and/or results of operations.
The Company's foreign operations are subject to a variety of social, political and economic risks and have been, and are expected to continue to be, affected by foreign currency exchange fluctuations, foreign currency controls and/or government-mandated pricing controls, which could have a material adverse effect on the Company's business, financial condition and/or results of operations and the value of its foreign assets.
As of December 31, 2015, the Company had operations based in 22 foreign countries and its products were sold in approximately 130 countries. The Company is exposed to risks associated with social, political and economic conditions, including inflation, inherent in operating in foreign countries, including those in Asia (including Japan), Australia, Canada, Eastern Europe (including Russia), Mexico, South Africa and South America (including Venezuela and Argentina), which could have a material adverse effect on the Company's business, financial condition and/or results of operations. Such risks include hyperinflation, foreign currency devaluation, foreign currency controls, government-mandated pricing controls, currency remittance restrictions, changes in tax laws, changes in consumer purchasing habits (including as to retailer preferences), as well as, to a lesser extent, changes in U.S. laws and regulations relating to foreign trade and investment.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

These risks and limitations could affect the ability of the Company's foreign subsidiaries to obtain sufficient capital to conduct their operations in the ordinary course of business. Limitations and the difficulties that certain of the Company's foreign subsidiaries may experience on the free flow of funds to and from these foreign subsidiaries could restrict the Company's ability to respond timely to challenging business conditions or changes in operations, which could have a material adverse effect on the Company's business, financial condition and/or results of operations.
The Company's net sales outside of the U.S. for each of 2015, 2014 and 2013 represented approximately 45%, 47% and 44% of the Company's total consolidated net sales, respectively. During 2015, fluctuations in foreign currency exchange rates adversely affected, and they may continue to adversely affect, the Company's results of operations and the value of the Company's foreign net assets in 2015, which in turn could cause a material adverse effect on the Company's reported net sales and earnings and the comparability of period-to-period results of operations.
Products Corporation enters into foreign currency forward exchange contracts to hedge certain net cash flows denominated in foreign currencies. The foreign currency forward exchange contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in foreign currencies and generally have maturities of less than one year. At December 31, 2015, the notional amount of Products Corporation's foreign currency forward exchange contracts was $76.3 million. These foreign currency forward exchange contracts may not adequately protect the Company against the negative effects of foreign currency fluctuations, which could adversely affect the Company's overall liquidity.
Terrorist attacks, acts of war or military actions and/or other civil unrest may adversely affect the territories in which the Company operates and the Company's business, financial condition and/or results of operations.
On September 11, 2001, the U.S. was the target of terrorist attacks of unprecedented scope. These attacks contributed to major instability in the U.S. and other financial markets and reduced consumer confidence. These terrorist attacks, as well as subsequent terrorist attacks (such as those that have occurred in Paris, France; Benghazi; Libya; Madrid, Spain; and London, England), attempted terrorist attacks, military responses to terrorist attacks, other military actions and/or civil unrest such as that occurring in the Ukraine, Venezuela, Syria, Iraq and surrounding areas, may adversely affect prevailing economic conditions, resulting in work stoppages, reduced consumer spending and/or reduced demand for the Company's products. These developments subject the Company's worldwide operations to increased risks and, depending on their magnitude, could reduce the Company's net sales and therefore could have a material adverse effect on the Company's business, financial condition and/or results of operations.
The Company's products are subject to federal, state and international regulations that could have a material adverse effect on the Company's business, financial condition and/or results of operations.
The Company is subject to regulation by the FTC and the FDA, in the U.S., as well as various other federal, state, local and foreign regulatory authorities, including those in the EU, Canada and other countries in which the Company operates. The Company's Oxford, North Carolina manufacturing facility is registered with the FDA as a drug manufacturing establishment, permitting the manufacture of cosmetics and other beauty-care products that contain over-the-counter drug ingredients, such as sunscreens, anti-perspirant deodorants and anti-dandruff hair-care products. Regulations in the U.S., the EU, Canada and other countries in which the Company operates that are designed to protect consumers or the environment have an increasing influence on the Company's product claims, ingredients and packaging. To the extent federal, state, local and/or foreign regulatory changes occur in the future, they could require the Company to reformulate or discontinue certain of its products or revise its product packaging or labeling, any of which could result in, among other things, increased costs to the Company, delays in product launches, product returns or recalls and lower net sales, and therefore could have a material adverse effect on the Company's business, financial condition and/or results of operations.
Any violation of the U.S. Foreign Corrupt Practices Act or other similar foreign anti-corruption laws could have a material adverse effect on the Company's business, financial condition and/or results of operations.
A significant portion of the Company’s revenue is derived from operations outside the U.S. and the Company has significant facilities outside the U.S., which exposes the Company to complex foreign and U.S. regulations inherent in conducting international business transactions. The Company is subject to compliance with the U.S. Foreign Corrupt Practices Act (“FCPA”) and other similar foreign anti-corruption laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business and other types of improper payments. While the Company’s employees and agents are required to comply with these laws and the Company has developed policies and procedures to facilitate compliance with such laws, there is no assurance that the Company’s policies and procedures will prevent all violations of these laws, despite the Company’s long-standing commitment to conducting its business and achieving its objectives by maintaining the highest level of ethical standards and legal compliance. The SEC and the U.S. Department of Justice, and their foreign counterparts, have increased their enforcement activities with respect to the FCPA and similar foreign anti-corruption laws and any violation of these laws or allegations of such, may result in severe criminal and civil sanctions, as well as other substantial costs and penalties, any of which could have a material adverse effect the Company’s business, financial condition and/or results of operations.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

The failure of the Company's information technology systems and/or difficulties or delays in implementing new information technology systems could disrupt the Company's business operations which could have a material adverse effect on the Company's business, financial condition and/or results of operations.
The operation of the Company's business depends on the Company's information technology systems. The Company relies on its information technology systems to effectively manage, among other things, the Company's business data, communications, supply chain, inventory management, customer order entry and order fulfillment, processing transactions, summarizing and reporting results of operations, human resources benefits and payroll management, compliance with regulatory, legal and tax requirements and other processes and data necessary to manage the Company's business. The failure of the Company's information technology systems, including any failure of the Company's current systems and/or as a result of transitioning to additional or replacement information technology systems, as the case may be, to perform as the Company anticipates could disrupt the Company's business and could result in, among other things, transaction errors, processing inefficiencies, loss of data and the loss of sales and customers, which could have a material adverse effect on the Company's business, financial condition and/or results of operations. In addition, the Company's information technology systems may be vulnerable to damage or interruption from circumstances beyond the Company's control, including, without limitation, fire, natural disasters, power outages, systems failure, system conversions, security breaches, cyber-attacks, viruses and/or human error. In any such event, the Company could be required to make a significant investment to fix or replace its information technology systems, and the Company could experience interruptions in its ability to service its customers. Any such damage or interruption could have a material adverse effect on the Company's business, financial condition and/or results of operations.
The Company’s information technology systems, or those of its third-party service providers, may be accessed by unauthorized users such as cyber criminals as a result of a failure, disruption, cyberattack or other security breach. As techniques used by cyber criminals change frequently, a failure, disruption, cyberattack or other security breach of the Company’s information technology systems or infrastructure, or those of its third-party service providers, may go undetected for an extended period and could result in the theft, transfer, unauthorized access to, disclosure, modification, misuse, loss or destruction of Company, employee, representative, customer, vendor and/or other third-party data, including sensitive or confidential data, personal information and/or intellectual property, which could have a material adverse effect on the Company’s business, financial condition and/or results of operations.
The Company is in the process of implementing a company-wide SAP enterprise resource planning (“ERP”) system. The Company's anticipated company-wide implementation of this SAP ERP system may not result in improvements that outweigh its costs and may disrupt the Company's operations. This system implementation subjects the Company to substantial costs, the majority of which are capital expenditures, and inherent risks associated with migrating from the Company's legacy systems. These costs and risks could include, but are not limited to:

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

A substantial portion of the products that the Company sells under its Professional segment are sold to professional salon distributors and/or wholesalers. Products sold to these customers are meant to be used exclusively by salons and individual salon professionals or are sold exclusively to the retail consumers of these salons. Despite the Company’s efforts to prevent diversion of such products from these customers, incidents have occurred and continue to occur whereby the Company’s products are sold to sales outlets other than the intended salons and salon professionals, such as to general merchandise retailers or unapproved outlets. In some instances, these diverted products may be old, damaged or otherwise adulterated, which could damage or diminish the image, reputation and/or value of the Company’s brands. In addition, such diversion may result in lower net sales of the Company’s products if consumers choose to purchase diverted products and/or choose to purchase products manufactured or sold by the Company’s competitors because of any perceived damage or diminishment to the image, reputation and/or value of the Company’s brands.
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
A foreclosure upon any such shares of common stock or dispositions of shares of Revlon, Inc.’s Class A Common Stock, Products Corporation's common stock or stock of intermediate holding companies between Revlon, Inc. and MacAndrews & Forbes that are beneficially owned by MacAndrews & Forbes could, in a sufficient amount, constitute a “change of control” under the Amended Credit Agreements and the 5¾% Senior Notes Indenture. A change of control constitutes an event of default under the Amended Credit Agreements that would permit Products Corporation's lenders to accelerate amounts outstanding under such facilities. In addition, holders of the 5¾% Senior Notes may require Products Corporation to repurchase their respective 5¾% Senior Notes under those circumstances.
Products Corporation may not have sufficient funds at the time of any such change of control to repay in full the borrowings under the Amended Credit Facilities and/or to repurchase or redeem the 5¾% Senior Notes. (See also Item 1A. Risk Factors - “The Company's ability to service its debt and meet its cash requirements depends on many factors, including achieving anticipated levels of revenue and expenses. If such revenue or expense levels prove to be other than as anticipated, the Company may be unable to meet its cash requirements or Products Corporation may be unable to meet the requirements of the financial covenants

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

under the Amended Credit Agreements which could have a material adverse effect on the Company's business, financial condition and/or results of operations.”)
MacAndrews & Forbes has the power to direct and control the Company's business.
MacAndrews & Forbes is wholly-owned by Ronald O. Perelman. Mr. Perelman, through MacAndrews & Forbes, beneficially owned approximately 78% of Revlon, Inc.'s outstanding Class A Common Stock on December 31, 2015. As a result, MacAndrews & Forbes is able to control the election of the entire Board of Directors of Revlon, Inc. and of Products Corporation's Board of Directors (as it is a wholly owned subsidiary of Revlon, Inc.) and controls the vote on all matters submitted to a vote of Revlon, Inc.’s and Products Corporation's stockholders, including the approval of mergers, consolidations, sales of some, substantially all or all of the Company's assets, issuances of capital stock and similar transactions.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table sets forth, as of December 31, 2015, the Company's major manufacturing, research and warehouse/distribution facilities by the segment that each facility primarily operates in, all of which are owned by the Company, except where otherwise noted.

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

In addition to the facilities described above, the Company owns and leases additional facilities in various areas throughout the world, including the lease of the Company's executive offices in New York, New York (approximately 91,000 square feet) and in Cornella, Spain (approximately 107,000 square feet). Management considers the Company's facilities to be well-maintained and satisfactory for the Company's operations, and believes that the Company's facilities and third party contractual supplier arrangements provide sufficient capacity for its current and expected production requirements.

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Item 4. Mine and Safety Disclosures
Not applicable.

PART II - OTHER INFORMATION
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Revlon, Inc. beneficially owns all of the 5,260 outstanding shares of Products Corporation's common stock, with par value of $1.00 per share. MacAndrews & Forbes, which is wholly-owned by Ronald O. Perelman, at December 31, 2015 beneficially owned 40,669,640 shares of Revlon, Inc.’s Class A Common Stock, with a par value of $0.01 per share (the “Class A Common Stock”) (36,108,030 shares of which were beneficially owned by MacAndrews & Forbes and 4,561,610 shares of which were beneficially owned by a family member of Mr. Perelman with respect to which shares MacAndrews & Forbes holds a voting proxy). Revlon, Inc.’s only class of capital stock outstanding at December 31, 2015 is its Class A Common Stock. As a result, at December 31, 2015, Mr. Perelman, indirectly through MacAndrews & Forbes, beneficially owned approximately 78% of the issued and outstanding shares of Revlon, Inc.'s Class A Common Stock, which represented approximately 78% of the voting power of Revlon, Inc.’s capital stock. The remaining 11,793,844 shares of Class A Common Stock that were issued and outstanding at December 31, 2015 were owned by the public.
There is no established market for Products Corporation's common stock, as all 5,260 outstanding shares of Products Corporation's common stock were held by Revlon, Inc. as of December 31, 2015. No cash dividends were declared or paid during 2015 and 2014 by Products Corporation to Revlon, Inc. or by Revlon Inc. on its Class A Common Stock. The terms of the Amended Credit Agreements and the 5¾% Senior Notes Indenture currently restrict Products Corporation’s ability to pay dividends or make distributions to Revlon, Inc., except in limited circumstances. See “Financial Condition, Liquidity and Capital Resources - Long Term Debt Instruments” and Note 11, “Long-Term Debt” in the Company’s Consolidated Financial Statements.

Item 6. Selected Financial Data
The Consolidated Statements of Income Data for each of the years in the five-year period ended December 31, 2015 and the Consolidated Balance Sheet Data as of December 31, 2015, 2014, 2013, 2012 and 2011 are derived from the Company’s Consolidated Financial Statements, which have been audited by an independent registered public accounting firm. The results of operations related to the CBB Acquisition are included beginning on the CBB Acquisition Date. The results of the operations related to the Colomer Acquisition are included beginning on the Colomer Acquisition Date of October 9, 2013. The results of the operations related to the Pure Ice and SinfulColors acquisitions are included beginning on their respective acquisition dates of July 2, 2012 and March 17, 2011. The Selected Consolidated Financial Data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

REVLON CONSUMER PRODUCTS CORPORTATION AND SUBSIDIARIES
(all tabular amounts in millions, except share and per share amounts)

	Year Ended December 31,
	(in millions)
Statement of Income Data:	2015(a)	2014(b)	2013(c)	2012(d)	2011(e)
Net sales	$1,914.3	$1,941.0	$1,494.7	$1,396.4	$1,347.5
Gross profit	1,246.5	1,272.7	949.6	902.6	866.3
Selling, general and administrative expenses	993.5	999.7	723.6	663.3	652.8
Acquisition and integration costs	8.0	6.4	25.4	—	—
Restructuring charges and other, net	10.5	21.3	3.5	20.5	—
Goodwill impairment charge	9.7	—	—	—	—
Operating income	224.8	245.3	197.1	218.8	213.5
Interest expense	83.3	84.4	78.6	85.3	91.1
Amortization of debt issuance costs	5.7	5.5	3.5	3.4	3.7
Loss on early extinguishment of debt, net	—	2.0	29.7	—	11.2
Foreign currency losses, net	15.7	25.0	3.7	2.8	4.7
Provision for income taxes	54.4	81.2	48.6	44.8	35.4
Income from continuing operations, net of taxes	65.3	46.0	32.0	81.3	65.8
(Loss) income from discontinued operations, net of taxes	(3.2)	1.3	(30.4)	(10.1)	(1.8)
Net income	62.1	47.3	1.6	71.2	64.0

	Year Ended December 31,
	(in millions)
Balance Sheet Data:	2015(a)	2014(b)	2013(c)	2012(d)	2011(e)
Total current assets	$984.3	$879.2	$893.8	$616.0	$581.9
Total non-current assets	1,145.6	1,152.0	1,203.0	681.7	624.2
Total assets	$2,129.9	$2,031.2	$2,096.8	$1,297.7	$1,206.1

Total current liabilities(f)	$515.0	$464.9	$552.6	$441.6	$332.9
Total other non-current liabilities	2,106.5	2,123.3	2,060.7	1,432.8	1,514.8
Total liabilities	$2,621.5	$2,588.2	$2,613.3	$1,874.4	$1,847.7

Total indebtedness	$1,845.0	$1,870.5	$1,935.6	$1,220.9	$1,227.9
Total stockholder's deficiency	(491.6)	(557.0)	(516.5)	(576.7)	(641.6)

(a)
Comparability of results from continuing operations for 2015 are affected by: (1) a $20.7 million pension lump sum settlement charge related to a one-time lump sum payment option offered to certain former employees (See Note 14, "Savings Plan, Pension and Post-Retirement Benefits" to the Consolidated Financial Statements in this Form 10-K); (2) a decrease in the provision for income taxes primarily driven by a non-cash benefit related to the net reduction of the Company's deferred tax valuation allowance on its net deferred tax assets for certain foreign jurisdictions (See Note 16, "Income Taxes" to the Consolidated Financial Statements in this Form 10-K); (3) $10.5 million in restructuring charges and other, net, primarily related to the 2015 Efficiency Program (See Note 3, “Restructuring Charges” to the Consolidated Financial Statements in this Form 10-K); (4) a $9.7 million non-cash goodwill impairment charge related to goodwill for the Company's Global Color Brands reporting unit (see Note 8, "Goodwill and Intangible Assets, Net" to the Consolidated Financial Statements in this Form 10-K); and (5) $8.0 million of acquisition and integration costs incurred during 2015 primarily related to costs incurred in connection with the 2015 CBB Acquisition and the Integration Program.

(b)
Comparability of results from continuing operations for 2014 are affected by: (1) $21.3 million in restructuring charges and other, net, primarily related to the Integration Program (See Note 3, “Restructuring Charges” to the Consolidated Financial Statements in this Form 10-K); (2) $6.4 million of acquisition and integration costs incurred during 2014 (see note (c)(3) below) related to the Colomer Acquisition; and (3) a $6.0 million foreign currency loss recognized in the second quarter of 2014 as a result of the re-measurement of Revlon Venezuela’s monetary assets and liabilities (See Note 1, “Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements in this Form 10-K).

(c)
Comparability of results from continuing operations for 2013 are affected by: (1) a $29.7 million aggregate loss on the early extinguishment of debt primarily in connection with Products Corporation’s issuance in February 2013 of $500.0 million aggregate principal amount of its 5¾% Senior Notes due February 15, 2021, of which Products Corporation used $491.2 million of the net proceeds (net of underwriters'

REVLON CONSUMER PRODUCTS CORPORTATION AND SUBSIDIARIES
(all tabular amounts in millions, except share and per share amounts)

fees) to repay and redeem all of the $330 million outstanding aggregate principal amount of its previous 9¾% Senior Secured Notes due November 2015 (the “9¾% Senior Secured Notes” and such transaction being the “2013 Senior Notes Refinancing”); (2) a $26.4 million gain from insurance proceeds due to the settlement of the Company's claims for business interruption and property losses as a result of the June 2011 fire at the Company's facility in Venezuela; (3) $25.4 million of acquisition and integration costs incurred in 2013 (see note (b)(2) above) related to the Colomer Acquisition; and (4) $21.4 million in restructuring and related charges, of which $20.0 million related to the Company's exit of its direct manufacturing, warehousing and sales business operations in mainland China in 2013 and is reflected in loss from discontinued operations, net of taxes. (See Note 3, “Restructuring Charges” and Note 4, "Discontinued Operations" to the Consolidated Financial Statements in this Form 10-K).

(d)
Comparability of results from continuing operations for 2012 are affected by: (1) $24.1 million in restructuring and related charges recorded as a result of the September 2012 Program (See Note 3, "Restructuring Charges" of the Consolidated Financial Statements in this Form 10-K); and (2) an increase in net income driven by a non-cash benefit of $15.8 million related to the reduction of the Company’s deferred tax valuation allowance on its net deferred tax assets for certain jurisdictions in the U.S. at December 31, 2012.

(e)
Comparability of results from continuing operations for 2011 are affected by: (1) an increase in net income driven by a non-cash benefit of $16.9 million related to the reduction of the Company’s deferred tax valuation allowance on its net deferred tax assets for certain jurisdictions outside the U.S. at December 31, 2011; and (2) an $11.2 million loss on the early extinguishment of debt in connection with the 2011 refinancing of Products Corporation’s 2010 term loan facility and 2010 revolving credit facility.

(f)
Total current liabilities at December 31, 2013 included $58.4 million related to the Company's Non-Contributed Loan (as hereinafter defined) that was prepaid on May 1, 2014 prior to its scheduled maturity on October 8, 2014.

REVLON CONSUMER PRODUCTS CORPORTATION AND SUBSIDIARIES
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

Overview
Overview of the Business
Revlon Consumer Products Corporation ("Products Corporation" and together with its subsidiaries, the "Company") is a wholly-owned operating subsidiary of Revlon, Inc., which is an indirect majority-owned subsidiary of MacAndrews & Forbes Incorporated (together with certain of its affiliates other than Revlon, Inc. and the Company, "MacAndrews & Forbes"), a corporation wholly-owned by Ronald O. Perelman.
The Company’s vision is to establish Revlon as the quintessential and most innovative beauty company in the world by offering products that make consumers feel attractive and beautiful. We want to inspire our consumers to express themselves boldly and confidently. The Company operates in three segments: the consumer division (“Consumer”); the professional division (“Professional”); and Other (as described below). The Company manufactures, markets and sells an extensive array of beauty and personal care products worldwide, including color cosmetics, hair color, hair care and hair treatments, beauty tools, men's grooming products, anti-perspirant deodorants, fragrances, skincare and other beauty care products.
For additional information regarding our business, see "Part 1, Item 1 - Business" in this Form 10-K.
Discontinued Operations Presentation
As a result of the Company's decision on December 30, 2013 to exit its direct manufacturing, warehousing and sales business operations in mainland China, effective December 31, 2013, the Company is reporting the results of its former China operations within income (loss) from discontinued operations, net of taxes in the Company's Consolidated Statements of Income and Comprehensive (Loss) Income. Unless otherwise stated, financial results discussed within "Overview" and "Results of Operations" refer only to continuing operations. See Note 4, "Discontinued Operations" to the Consolidated Financial Statements in this Form 10-K for further discussion.
Overview of Net Sales and Earnings Results
Consolidated net sales in 2015 were $1,914.3 million, a decrease of $26.7 million, or 1.4%, compared to $1,941.0 million in 2014. Excluding the $121.2 million unfavorable impact of foreign currency fluctuations, consolidated net sales increased $94.5 million, or 4.9%, in 2015 compared to 2014, primarily driven by an increase in Consumer segment net sales of $53.9 million, or 3.7%, and the inclusion of $28.4 million of net sales as a result of the CBB Acquisition.
Consolidated income from continuing operations, net of taxes, in 2015 was $65.3 million, compared to consolidated income from continuing operations, net of taxes, of $46.0 million in 2014. The $19.3 million increase in 2015 was primarily due to:

•
a $26.4 million decrease in the provision for income taxes in 2015, primarily due to the favorable impact as a result of the net reduction of the Company's deferred tax valuation allowance on the Company's net deferred tax assets for certain foreign jurisdictions;

REVLON CONSUMER PRODUCTS CORPORTATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

•
$10.5 million in restructuring charges and other, net, in 2015, which primarily includes $9.5 million in restructuring charges recognized in 2015 related to the 2015 Efficiency Program, as compared to $21.3 million of restructuring charges and other, net recognized in 2014, primarily due to the Integration Program;

•
$9.3 million of favorable variance in foreign currency (gains) losses, net, as a result of $15.7 million in foreign currency losses, net, recognized during 2015, compared to $25.0 million in foreign currency losses, net, recognized during 2014; and

•
a $6.2 million reduction in SG&A expenses, primarily driven by the favorable impact of foreign currency fluctuations, which was partially offset by higher brand support within both the Consumer and Professional segments and increases in general and administrative expenses primarily due to $10.2 million of the 2015 pension lump sum settlement charge that was recorded as a component of SG&A expenses, as well as higher severance costs and incentive compensation;

with the foregoing partially offset by:

•
$26.2 million of lower gross profit in 2015 primarily due to a $26.7 million decrease in consolidated net sales, primarily due to the impact of foreign currency fluctuations and the unfavorable impact of a $10.5 million portion of the 2015 pension lump sum settlement charge in 2015 recorded within cost of sales; and

•	a $9.7 million non-cash impairment loss on goodwill for the Company's Global Color Brands reporting unit.
These items are discussed in more detail within "Results of Operations" and within "Financial Condition, Liquidity and Capital Resources" below.
Recent Events
2015 Efficiency Program
In September 2015, the Company initiated the 2015 Efficiency Program, consisting of restructuring actions to drive certain organizational efficiencies across the Company's Consumer and Professional segments. These actions are designed to reduce general and administrative expenses within the Consumer and Professional segments, and the Company expects that they will be completed by the end of 2017. The Company recognized $9.5 million of restructuring and related charges in 2015 for the 2015 Efficiency Program, of which $6.0 million related to the Consumer segment and $3.2 million related to the Professional segment, with the remaining charges included within unallocated corporate expenses, and expects to recognize total restructuring and related charges of $10.1 million by the end of 2017. By implementing the 2015 Efficiency Program, the Company expects to achieve annualized cost reductions of approximately $10.0 million to $15.0 million by the end of 2018, with approximately $3.0 million of cost reductions included in 2015 results.
In connection with the restructuring actions initiated in 2015 for the 2015 Efficiency Program, the Company expects to pay cash in an amount of approximately $10.3 million, including $0.2 million for capital expenditures (which capital expenditures are excluded from total restructuring and related charges expected to be recognized for the 2015 Efficiency Program), of which $2.8 million was paid in 2015, $5.8 million is expected to be paid in 2016, and the remaining balance is expected to be paid in 2017.
See Note 3, "Restructuring Charges," to the Consolidated Financial Statements in this Form 10-K for further details.
Acquisition of CBBeauty Group
On the CBB Acquisition Date, the Company completed the CBB Acquisition for total cash consideration of $48.6 million. CBB develops, manufactures, markets and distributes fragrances and other beauty products under various celebrity, lifestyle and fashion brands licensed from third parties, principally through department stores and selective distribution in international territories. CBB is expected to provide the Company with a platform to develop the Company's presence in the fragrance category. On the CBB Acquisition Date, the Company used cash on hand to pay 70% of the total cash consideration, or $34.6 million. The remaining $14.0 million of the total cash consideration is payable in equal installments over four years from the CBB Acquisition Date, subject to the selling shareholders' compliance with certain service conditions. These remaining installments are being recorded as a component of SG&A expenses ratably over the four year installment period. The results of operations of the CBB business were included in the Company’s Consolidated Financial Statements commencing on the CBB Acquisition Date. See Note 2, "Business Combinations," to the Consolidated Financial Statements in this Form 10-K for further details on the CBB Acquisition.
Pension Lump Sum Settlement Charge
In the fourth quarter of 2015, the Company offered certain former employees who had vested benefits in the Company’s U.S. qualified defined benefit pension plan (the Revlon Employees’ Retirement Plan) the option of receiving the present value of the participant’s pension benefit in a one-time cash lump sum payment. Based on the participants’ acceptance of that offer, $53.4

REVLON CONSUMER PRODUCTS CORPORTATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

million was paid from the plan’s assets to settle $66.9 million of pension liabilities, resulting in a $13.5 million net reduction of the Company’s pension plan liabilities in 2015. In addition, the Company recorded a charge of $20.7 million as a result of the pension lump sum settlement accounting within costs of sales and SG&A expense in 2015. This charge was the result of accelerating a portion of the losses that were deferred in accumulated other comprehensive loss, which are required to be recognized in the period in which the pension plan liabilities were settled. See Note 14, "Savings Plan, Pension and Post-retirement Benefits," to the Consolidated Financial Statements in this Form 10-K for further details on this pension lump sum settlement.
Non-cash Impairment Charge
For purposes of the annual goodwill impairment test, the Company’s Pure Ice nail enamel brand, which was acquired in July 2012, is included within the Company’s Global Color Brands reporting unit. Despite improvements in the net sales of Pure Ice nail enamel in 2015 and the realization of margin improvements through integrating the production of Pure Ice nail enamel within the Company's existing manufacturing processes, the Company continued to experience declines in the promotional activity for the Pure Ice brand at retailers.  As a result, in conjunction with the Company’s annual goodwill impairment test, the Company recorded a $9.7 million non-cash goodwill impairment charge during the fourth quarter of 2015 due to the Company’s expectations regarding the future performance of the Global Color Brands reporting unit in relation to its carrying amount. See Note 8, "Goodwill and Intangible Assets," to the Consolidated Financial Statements in this Form 10-K for further details on this non-cash goodwill impairment charge.
2015 Debt Related Transaction
In March 2015, Products Corporation prepaid $24.6 million of term loan indebtedness, representing 50% of its 2014 "excess cash flow" in accordance with the terms of its Amended Term Loan Agreement. The prepayment was applied on a ratable basis between the principal amounts outstanding under the 2011 Term Loan and the Acquisition Term Loan. The amount of the prepayment that was applied to the 2011 Term Loan reduced the principal amount outstanding by $12.1 million to $662.9 million (as all amortization payments under the 2011 Term Loan had been paid). The $12.5 million applied to the Acquisition Term Loan reduced Products Corporation's future regularly scheduled quarterly amortization payments under the Acquisition Term Loan on a ratable basis from $1.8 million prior to the prepayment to $1.7 million after giving effect to the prepayment and through its maturity on October 8, 2019. See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in this Form 10-K for further details.

Operating Segments
The Company primarily operates in three segments: the Consumer segment, the Professional segment and the Other segment:

•
The Consumer segment is comprised of the Company's consumer brands, which primarily include Revlon, Almay, SinfulColors and Pure Ice in color cosmetics; Revlon ColorSilk in women’s hair color; Revlon in beauty tools; and Mitchum in anti-perspirant deodorants. The Company’s principal customers for its consumer products include large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, the Internet/e-commerce, television shopping, department stores, one-stop shopping beauty retailers, specialty cosmetics stores and perfumeries in the U.S. and internationally. The Consumer segment also includes a skincare line and a hair color line sold to large volume retailers and other retailers, primarily in Spain.

•
The Professional segment is comprised primarily of the Company's professional brands, which include Revlon Professional in hair color and hair care; CND-branded products in nail polishes and nail enhancements; and American Crew in men’s grooming products, all of which are sold worldwide to professional salons. The Company’s principal customers for its professional products include hair and nail salons and distributors to professional salons in the U.S. and internationally. The Professional segment also includes a multi-cultural hair care line consisting of Creme of Nature hair care products sold to professional salons, large volume retailers and other retailers, primarily in the U.S.

•
The Other segment primarily includes the operating results of the CBB business and related purchase accounting for the CBB Acquisition. CBB develops, manufactures, markets and distributes fragrances and other beauty products under various celebrity, lifestyle and fashion brands licensed from third parties, principally through department stores and selective distribution in international territories. The results included within the Other segment are not material to the Company's consolidated results of operations.

REVLON CONSUMER PRODUCTS CORPORTATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Results of Operations
In the tables below, all amounts are in millions and numbers in parentheses ( ) denote unfavorable variances.

Consolidated Net Sales:
Consolidated net sales in 2015 were $1,914.3 million, a decrease of $26.7 million, or 1.4%, compared to $1,941.0 million in 2014. Excluding the $121.2 million unfavorable impact of foreign currency fluctuations, consolidated net sales increased $94.5 million, or 4.9%, during 2015, primarily driven by an increase in Consumer segment net sales of $53.9 million, or 3.7%, and the inclusion of $28.4 million of net sales as a result of the CBB Acquisition.
Consolidated net sales in 2014 were $1,941.0 million, an increase of $446.3 million, or 29.9% as compared to $1,494.7 million in 2013. Excluding the unfavorable impact of foreign currency fluctuations of $60.1 million, consolidated net sales increased $506.4 million, or 33.9% during 2014, primarily driven by the increase in net sales of $460.9 million as a result of the Colomer Acquisition in October 2013.
See "Segment Results" below for further discussion.

Segment Results:
The Company's management evaluates segment profit, which is defined as income from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses, for each of the Company's reportable segments. Segment profit also excludes unallocated corporate expenses and the impact of certain items that are not directly attributable to the segments' underlying operating performance, which includes the impact of: (i) restructuring and related charges; (ii) acquisition and integration costs; (iii) goodwill impairment charges; (iv) pension lump sum settlement charge; (v) costs of sales resulting from fair value adjustments to inventory acquired in acquisitions; (vi) deferred compensation related to the CBB Acquisition; (vii) insurance proceeds received in 2013 related to the 2011 fire that destroyed the Company's facility in Venezuela; and (viii) an accrual for estimated clean-up costs related to the Company's facility in Venezuela. Unallocated corporate expenses primarily include general and administrative expenses related to the corporate organization. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. During the second quarter of 2015, the Company removed pension-related costs for its U.S. qualified defined benefit pension plans from the measurement of its operating segment results. As a result, $8.2 million and $4.9 million of pension-related costs were reclassified from the measurement of Consumer segment profit and included as a component of unallocated corporate expenses for 2014 and 2013, respectively. The Company does not have any material inter-segment sales. For a reconciliation of segment profit to income from continuing operations before income taxes, see Note 18, "Segment Data and Related Information" to the Consolidated Financial Statements in this Form 10-K.
The following tables provide a comparative summary of the Company's segment results for each of 2015, 2014 and 2013. In the tables below, certain prior year amounts have been reclassified to conform to the current period’s presentation. Consumer segment net sales and segment profit include the results of retail brands acquired in the Colomer Acquisition, which had previously been included in the Professional segment.

	Net Sales							Segment Profit
	Year Ended December 31,			Change		XFX Change (a)		Year Ended December 31,		Change		XFX Change (a)
	2015		2014	$	%	$	%	2015	2014	$	%	$	%
Consumer	$1,414.8		$1,438.3	$(23.5)	(1.6)%	$53.9	3.7%	$360.2	$339.4	$20.8	6.1%	$30.0	8.8%
Professional	471.1		502.7	(31.6)	(6.3)%	12.2	2.4%	103.9	104.8	(0.9)	(0.9)%	2.8	2.7%
Other	28.4	—	—	28.4	N.M.	28.4	N.M.	1.4	—	1.4	N.M.	1.4	N.M.
Total	$1,914.3		$1,941.0	$(26.7)	(1.4)%	$94.5	4.9%	$465.5	$444.2	$21.3	4.8%	$34.2	7.7%

REVLON CONSUMER PRODUCTS CORPORTATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

	Net Sales						Segment Profit
	Year Ended December 31,		Change		XFX Change (a)		Year Ended December 31,		Change		XFX Change (a)
	2014	2013	$	%	$	%	2014	2013	$	%	$	%
Consumer	$1,438.3	$1,394.2	$44.1	3.2%	$98.3	7.1%	$339.4	$342.3	$(2.9)	(0.8)%	$14.2	3.3%
Professional	502.7	100.5	$402.2	N.M.	408.1	N.M.	104.8	5.1	99.7	N.M.	$100.9	N.M.
Other	—	—	$—	—%	—	—%	—	—	—	—%	—	—%
Total	$1,941.0	$1,494.7	$446.3	29.9%	$506.4	33.9%	$444.2	$347.4	$96.8	27.9%	$115.1	33.1%
(a) XFX excludes the impact of foreign currency fluctuations.

Consumer Segment
Consumer segment net sales in 2015 were $1,414.8 million, a decrease of $23.5 million, or 1.6%, compared to $1,438.3 million in 2014. Excluding the $77.4 million unfavorable impact of foreign currency fluctuations (referred to herein as on an "XFX basis"), total Consumer net sales increased $53.9 million, or 3.7%, in 2015 compared to 2014, primarily driven by higher net sales of Revlon color cosmetics, Mitchum anti-perspirant deodorant products, Revlon ColorSilk hair color and Cutex nail products, partially offset by lower net sales of Almay color cosmetics. Consumer segment net sales were negatively impacted in connection with the Company's exit of its business operations in Venezuela in the second quarter of 2015 and change to a distributor model, as such change resulted in $1.0 million of net sales in Venezuela in 2015, compared to $16.3 million of net sales in Venezuela in 2014. Excluding Venezuela, on an XFX basis, Consumer net sales would have increased by 4.4% in 2015, compared to 2014.
Consumer segment profit in 2015 was $360.2 million, an increase of $20.8 million, or 6.1%, compared to $339.4 million in 2014. Excluding the $9.2 million unfavorable impact of foreign currency fluctuations, Consumer segment profit increased $30.0 million, or 8.8%, in 2015 compared to 2014, primarily driven by higher gross profit as a result of the increases in net sales discussed above, partially offset by $8.7 million of higher brand support expenses for the Company's Consumer brands. In connection with the Company's exit of its business operations in Venezuela in the second quarter of 2015 and change to a distributor model, there was no profit in Venezuela in 2015, compared to $6.6 million of profit in Venezuela in 2014. Excluding Venezuela, on an XFX basis, Consumer segment profit would have increased by 11.1% in 2015, compared to 2014.
Consumer segment net sales in 2014 were $1,438.3 million, an increase of $44.1 million, or 3.2%, compared to $1,394.2 million in 2013. Excluding the $54.2 million unfavorable impact of foreign currency fluctuations, total Consumer net sales increased $98.3 million, or 7.1%, in 2014 compared to 2013, primarily driven by: (i) the inclusion of $52.8 million of increased net sales from Consumer brands acquired in the Colomer Acquisition; (ii) $15.1 million of favorable sales returns reserve adjustments in the U.S. during 2014, as a result of lower expected discontinued products in the future related to the Company's strategy to focus on fewer, bigger and better innovations, partially offset by increased sales returns expense for 2014 sales returns; and (iii) higher net sales of Revlon color cosmetics, Revlon ColorSilk hair color and Mitchum anti-perspirant deodorant products. The increases in Consumer segment net sales in 2014 were partially offset by lower net sales of fragrances, as well as lower net sales of Almay, SinfulColors and Pure Ice color cosmetics.
Consumer segment profit in 2014 was $339.4 million, a decrease of $2.9 million, or 0.8%, compared to $342.3 million in 2013, primarily due to lower gross profit as a result of $33.0 million of higher advertising expense to support the Company's Consumer brands, and approximately $17.0 million of unfavorable foreign currency fluctuations, partially offset by the increase in net sales, including the $15.1 million of favorable sales returns reserve adjustments.
Professional Segment
Professional segment net sales in 2015 were $471.1 million, a decrease of $31.6 million, or 6.3%, compared to $502.7 million in 2014. Excluding the $43.8 million unfavorable impact of foreign currency fluctuations, total Professional net sales increased $12.2 million in 2015 compared to 2014, primarily as a result of higher net sales of American Crew men's grooming products, Revlon Professional hair products and Creme of Nature hair products, partially offset by lower net sales of CND nail products in the U.S.
Professional segment profit in 2015 was $103.9 million, a decrease of $0.9 million, or 0.9%, compared to $104.8 million in 2014. Excluding the $3.7 million unfavorable impact of foreign currency fluctuations, Professional segment profit increased $2.8 million in 2015 compared to 2014, primarily due to higher net sales, partially offset by $5.1 million of higher brand support

REVLON CONSUMER PRODUCTS CORPORTATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

expenses for the Company's Professional brands. In addition, Professional segment profit in 2014 included a favorable adjustment of $3.4 million related to the inventory obsolescence reserve, with no similar adjustment in 2015.
The Company's Professional segment is comprised of most of the operations acquired by the Company in the Colomer Acquisition in October 2013 (with the exception of the retail brands acquired in the Colomer Acquisition, which the Company has included within the Consumer segment, as noted above). As Colomer was acquired in October 2013, there are no full year comparable prior years' net sales or segment profit for the Professional segment to facilitate a comparison of 2014 and 2013 Professional segment results. Therefore, an analysis of net sales and segment profit for the Professional segment in 2014, compared to 2013, is not included in this Form 10-K. Professional net sales were $502.7 million for the full year of 2014 and $100.5 million from the October 2013 Colomer Acquisition Date through the end of 2013. Professional net sales during each period consisted primarily of the net sales of CND products worldwide, including CND Shellac; Revlon Professional products, primarily in Europe; and American Crew products and other professional brands world-wide.
Professional segment profit was $104.8 million for the full year of 2014 and $5.1 million from the October 2013 Colomer Acquisition Date through the end of 2013 and is comprised of the operating results of substantially all of the operations acquired in the Colomer Acquisition.
Geographic Results:
In connection with changes that the organization made to its management reporting structure following the Colomer Acquisition, beginning in 2014, the Company combined its former Latin America and Canada; Asia Pacific; and Europe, Middle East and Africa operating regions into the International region for reporting purposes. The Company has modified its net sales discussion to conform to the manner by which the Company's management reviews the business, and, accordingly, prior year amounts have been restated to conform to this presentation.

The following tables provide a comparative summary of the Company's net sales by region for each of the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,		Change		XFX Change (a)
	2015	2014	$	%	$	%
United States	$1,043.7	$1,021.9	$21.8	2.1%	$21.8	2.1%
International	870.6	919.1	(48.5)	(5.3)%	72.7	7.9%
Total Net Sales	$1,914.3	$1,941.0	$(26.7)	(1.4)%	$94.5	4.9%

	Year Ended December 31,		Change		XFX Change (a)
	2014	2013	$	%	$	%
United States	$1,021.9	$832.8	$189.1	22.7%	$189.1	22.7%
International	919.1	661.9	257.2	38.9%	317.3	47.9%
Total Net Sales	$1,941.0	$1,494.7	$446.3	29.9%	$506.4	33.9%
(a) XFX excludes the impact of foreign currency fluctuations.

United States
In the U.S., net sales in 2015 increased $21.8 million, or 2.1%, to $1,043.7 million, compared to $1,021.9 million in 2014, primarily due to higher Consumer segment net sales of Revlon color cosmetics, Mitchum anti-perspirant deodorant products and Revlon ColorSilk hair color, partially offset by lower net sales of Almay color cosmetics. Net sales in the U.S. decreased in the Professional segment primarily due to lower net sales of CND nail products.
In the U.S., net sales in 2014 increased $189.1 million, or 22.7%, to $1,021.9 million, as compared to $832.8 million in 2013, primarily due to the inclusion of $157.1 million of increased net sales as a result of the Colomer Acquisition. 2014 net sales in the U.S. were also impacted by $15.1 million of favorable sales returns reserve adjustments during 2014, as a result of lower expected discontinued products in the future related to the Company's strategy to focus on fewer, bigger and better innovations, partially offset by increased sales returns expense for 2014 sales returns. In addition, 2014 had higher net sales of Revlon color cosmetics, Revlon ColorSilk hair color and Mitchum anti-perspirant deodorant products, partially offset by lower net sales of Almay, SinfulColors and Pure Ice color cosmetics.

REVLON CONSUMER PRODUCTS CORPORTATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

International
International net sales in 2015 decreased by $48.5 million, or 5.3%, to $870.6 million, as compared to $919.1 million in 2014. Excluding the $121.2 million unfavorable impact of foreign currency fluctuations, International net sales increased by $72.7 million, or 7.9%, in 2015 compared to 2014, primarily due to higher net sales of Revlon color cosmetics in the Consumer segment. International net sales increased in the Professional segment primarily due to higher net sales of American Crew men's grooming products and Revlon Professional hair products. From a geographic perspective, the increase in international net sales was throughout most of the Company’s International region. The Company's exit of its business operations in Venezuela in 2015 negatively impacted International net sales. Excluding Venezuela, on an XFX basis, International net sales would have increased by 9.0% in 2015, compared to 2014.
International net sales in 2014 increased $257.2 million, or 38.9%, to $919.1 million, as compared to $661.9 million in 2013. Excluding the $60.1 million unfavorable impact of foreign currency fluctuations, International net sales increased by $317.3 million, or 47.9%, primarily due to the inclusion of $303.8 million of increased net sales as a result of the Colomer Acquisition. Additionally, 2014 net sales were impacted by higher net sales of Revlon color cosmetics in Venezuela and Japan and Mitchum anti-perspirant deodorant products primarily in the U.K., partially offset by lower net sales of Revlon color cosmetics in certain distributor markets and fragrances in the U.K. and Italy. Results in Venezuela for 2014 benefited from the increased availability of U.S. Dollars to import finished goods for sale, as compared to 2013.

Gross profit:

	Year Ended December 31,			Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Gross profit	$1,246.5	$1,272.7	$949.6	$(26.2)	$323.1
Percentage of net sales	65.1%	65.6%	63.5%	(0.5)%	2.1%
Gross profit decreased as a percentage of net sales by 0.5 percentage points, decreasing by $26.2 million in 2015, as compared to 2014. The drivers of the changes in gross profit in 2015, as compared to 2014, primarily included:

•	unfavorable foreign currency fluctuations, which reduced gross profit by $90.0 million and reduced gross profit as a percentage of net sales by 0.5 percentage points;

•
the unfavorable impact of a portion of the 2015 pension lump sum settlement charge recorded in the fourth quarter of 2015 within cost of sales in the amount of $10.5 million, which decreased gross profit by as a percentage of net sales by 0.6 percentage points.

•
the effects of the favorable sales returns accrual adjustments made in 2015 and 2014, due to lower expected discontinued products in the future related to the Company's strategy to focus on fewer, bigger and better innovations, which 2014 adjustment was $4.1 million more favorable than the 2015 adjustment, and which had no impact on gross profit as a percentage of net sales;

with the foregoing partially offset by:

•	favorable volume, which increased gross profit by $67.8 million and increased gross profit as a percentage of net sales by 0.2 percentage points; and

•
lower manufacturing and freight costs as a result of supply chain cost reduction initiatives, which increased gross profit by $9.5 million and increased gross profit as a percentage of net sales by 0.5 percentage points.

Gross profit increased by $323.1 million, and as a percentage of net sales gross profit increased by 2.1 percentage points in 2014, as compared to 2013. The drivers of gross profit in 2014, as compared to 2013, primarily included:

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

REVLON CONSUMER PRODUCTS CORPORTATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

•
the favorable impact of sales returns accrual adjustments, net of related inventory write-off charges, due to lower expected discontinued products in the future related to the Company's strategy to focus on fewer, bigger and better innovations, which increased gross profit by $12.1 million and increased gross profit as a percentage of net sales by 0.1 percentage points;

with the foregoing partially offset by:

•	unfavorable foreign currency fluctuations, which reduced gross profit by $45.1 million and reduced gross profit as a percentage of net sales by 0.4 percentage points.

SG&A expenses:

	Year Ended December 31,			Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
SG&A expenses	$993.5	$999.7	$723.6	$(6.2)	$276.1

SG&A expenses decreased by $6.2 million in 2015 compared to 2014, primarily driven by:

•	$72.2 million of favorable impact due to foreign currency fluctuations in 2015;
with the foregoing partially offset by:

•	$16.2 million of higher brand support expenses for the Company's brands within the Consumer and Professional segments in 2015; and

•	$49.3 million of higher general and administrative expenses in 2015, primarily due to:
(i) $14.7 million of severance costs related to a 2015 initiative to upgrade the Company's people and talent; (ii) $10.2 million of charges related to the 2015 pension lump sum settlement recorded as a component of SG&A expenses; (iii) $9.8 million in expenses related to the 2015 operations of the CBB business acquired in April 2015; and (iv) higher incentive compensation expenses.
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

•
$18.3 million of higher general and administrative expenses, primarily due to increased severance related costs, higher incentive and stock-based compensation expense, and higher occupancy costs due to overlapping rents as a result of the Company's relocation of its New York City headquarters during 2014; and

•	$4.0 million of higher amortization of permanent wall displays;
with the foregoing partially offset by:

•	$24.8 million of favorable impacts due to foreign currency fluctuations.

Acquisition and Integration Costs:

	Year Ended December 31,			Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Acquisition and integration costs	$8.0	$6.4	$25.4	$(1.6)	$(19.0)

REVLON CONSUMER PRODUCTS CORPORTATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

The acquisition and integration costs for 2015, 2014 and 2013 are summarized in the table presented below.

	Year Ended December 31,
	2015	2014	2013
Acquisition costs	$5.9	$0.5	$12.9
Integration costs	2.1	5.9	12.5
Total acquisition and integration costs	$8.0	$6.4	$25.4
Acquisition costs in 2015 primarily included legal and consulting fees related to the CBB Acquisition. Acquisition costs in 2014 and 2013 primarily included legal and consulting fees related to the Colomer Acquisition.
Integration costs consist of non-restructuring costs related to integrating Colomer's operations into the Company's business. Integration costs incurred during 2015 primarily included legal and professional fees. Integration costs incurred during 2014 primarily included employee-related costs related to management changes and audit-related fees related to the Colomer Acquisition. For 2013, integration costs primarily related to an impairment of in-progress capitalized software development costs, as well as employee-related costs due to management changes, in each case related to the Colomer Acquisition.

Restructuring charges and other, net:

	Year Ended December 31,			Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Restructuring charges and other, net	$10.5	$21.3	$3.5	$10.8	$17.8
Restructuring charges and other, net, for 2015 primarily related to $9.5 million of costs incurred in connection with the 2015 Efficiency Program.
During 2014, the Company recorded charges totaling $20.1 million related to restructuring and related actions under the Integration Program, of which $18.9 million was recorded in restructuring charges and other, net, $0.6 million was recorded in cost of sales and $0.6 million was recorded in SG&A expenses.
See Note 3, "Restructuring Charges" to the Consolidated Financial Statements in this Form 10-K for further discussion.

Interest expense:

	Year Ended December 31,			Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Interest expense	$83.3	$84.4	$78.6	$1.1	$5.8

The $1.1 million decrease in interest expense in 2015, compared to 2014, was primarily due to lower average debt outstanding, partially offset by higher weighted average borrowing rates. The lower average debt outstanding was the result of: (i) regularly scheduled quarterly amortization payments made towards the Acquisition Term Loan through December 31, 2015; (ii) the favorable benefit to 2015 as a result of the May 1, 2014 prepayment of the remaining $58.4 million principal amount outstanding under the Non-Contributed Loan; and (iii) the $24.6 million March 2015 excess cash flow prepayment, of which $12.1 million was applied to the principal amount outstanding under the 2011 Term Loan. The remaining $12.5 million of the excess cash flow prepayment that was applied to the Acquisition Term Loan reduced Products Corporation's future regularly scheduled quarterly amortization payments under the Acquisition Term Loan on a ratable basis from $1.8 million prior to such prepayment to $1.7 million after giving effect to such prepayment and through its maturity on October 8, 2019. The higher weighted average borrowing rates were primarily due to the impact of the 2013 Interest Rate Swap going into effect in May 2015.
The $5.8 million increase in interest expense in 2014, as compared to 2013, was primarily due to higher average debt as a result of Products Corporation's Acquisition Term Loan that was used to fund the Colomer Acquisition, partially offset by lower weighted average borrowing rates.

REVLON CONSUMER PRODUCTS CORPORTATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Foreign currency losses, net:

	Year Ended December 31,			Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Foreign currency losses, net	$15.7	$25.0	$3.7	$(9.3)	$21.3
The decrease in foreign currency losses, net, of $9.3 million during 2015, as compared to 2014, was primarily driven by:

•	a $6.0 million foreign currency loss recognized in 2014 as a result of the re-measurement of Revlon Venezuela's balance sheet, as compared to a $1.9 million foreign currency loss recognized in 2015;

•	a $3.8 million gain in 2015, compared to a $0.5 million gain in 2014, related to the Company's foreign currency forward exchange contracts; and

•	the favorable impact of the revaluation of certain U.S. Dollar and foreign currency denominated intercompany payables during 2015, as compared to 2014.
The increase in foreign currency losses, net, of $21.3 million during 2014, as compared to 2013, was primarily driven by:

•	the unfavorable impact of the revaluation of certain U.S. Dollar denominated intercompany payables during 2014, as compared to 2013; and

•	a $6.0 million foreign currency loss related to the required re-measurement of Revlon Venezuela's balance sheet during the second quarter of 2014.

Provision for income taxes:

	Year Ended December 31,			Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Provision for income taxes	$54.4	$81.2	$48.6	$(26.8)	$32.6

The provision for income taxes decreased by $26.8 million in 2015, compared to 2014, primarily due to the favorable impact of certain discrete items, including: (i) the net reduction of valuation allowances in certain foreign jurisdictions; (ii) lower pre-tax income in certain jurisdictions for 2015, compared to 2014; (iii) the impact of the favorable resolution of certain tax matters in 2015; and (iv) the impact of certain tax matters in 2014 that did not recur in 2015.
The provision for income taxes increased by $32.6 million in 2014, as compared to 2013, primarily due to: (i) the loss on early extinguishment of debt recognized in 2013; (ii) certain expenses related to the Colomer Acquisition; (iii) the favorable resolution of tax matters in a foreign jurisdiction; (iv) increased pre-tax income; and (v) establishing a valuation allowance against certain deferred tax assets in the Professional segment in 2014 (each of which in the case of (i), (ii) and (iii) favorably affected the provision for income taxes in 2013 and each of which did not recur in 2014), partially offset by the favorable impact of certain discrete items in 2014, including the favorable resolution of tax matters in certain jurisdictions and return-to-provision adjustments.
The Company's effective tax rate for 2015 was higher than the federal statutory rate of 35% due principally to: (i) foreign and U.S. tax effects attributable to operations outside the U.S.; (ii) state and local taxes; and (iii) foreign dividends and earnings taxable in the U.S., partially offset by the net reduction of valuation allowances in certain foreign jurisdictions.
The Company's effective tax rate for 2014 was higher than the federal statutory rate of 35% due principally to: (i) state and local taxes, net of U.S federal income tax benefit; (ii) establishing a valuation allowance against certain deferred tax assets in the Professional segment; (iii) foreign dividends and earnings taxable in the U.S.; and (iv) foreign and U.S. tax effects attributable to operations outside the U.S.
The Company expects that its tax provision and effective tax rate in any individual quarter and year-to-date period will vary and may not be indicative of the Company's tax provision and effective tax rate for the full year.
In assessing the recoverability of its deferred tax assets, management regularly considers whether some portion or all of the deferred tax assets will not be realized based on the recognition threshold and measurement of a tax position. The ultimate realization of deferred tax assets is generally dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future

REVLON CONSUMER PRODUCTS CORPORTATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

taxable income and tax planning strategies in making this assessment. See Note 16, “Income Taxes,” to the Consolidated Financial Statements in this Form 10-K for further discussion.

Financial Condition, Liquidity and Capital Resources
At December 31, 2015, the Company had a liquidity position of $473.6 million, consisting of cash and cash equivalents (net of any outstanding checks) of $307.4 million, as well as $166.2 million in available borrowings under Products Corporation's $175.0 million Amended Revolving Credit Facility, based upon the borrowing base less $8.8 million of undrawn outstanding letters of credit and no other borrowing outstanding under the Amended Revolving Credit Facility at such date.
The Company’s foreign operations held $97.3 million out of the total $307.4 million in cash and cash equivalents (net of any outstanding checks) as of December 31, 2015.  The cash held by the Company’s foreign operations is primarily used to fund such operations. The Company regularly assesses its cash needs and the available sources of cash to fund these needs. As part of this assessment, the Company determines the amount of foreign earnings, if any, that it intends to repatriate to help fund its domestic cash needs, including for the Company’s debt service obligations, and pays applicable U.S. income and foreign withholding taxes, if any, on such earnings to the extent repatriated, and otherwise records a tax liability for the estimated cost of repatriation in a future period. The Company believes that the cash generated by its domestic operations and availability under the Amended Revolving Credit Facility and other permitted lines of credit should be sufficient to meet its domestic liquidity needs for at least the next 12 months. Therefore, the Company currently anticipates that restrictions and/or taxes on repatriation of foreign earnings will not have a material effect on the Company’s liquidity during such period.

Changes in Cash Flows
At December 31, 2015, the Company had cash and cash equivalents of $326.9 million, compared with $275.3 million at December 31, 2014. The following table summarizes the Company’s cash flows from operating, investing and financing activities in 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$155.3	$174.0	$123.3
Net cash used in investing activities	(83.8)	(52.1)	(639.4)
Net cash (used in) provided by financing activities	(12.1)	(75.1)	649.0
Effect of exchange rate changes on cash and cash equivalents	(7.8)	(15.6)	(5.1)

Operating Activities
Net cash provided by operating activities was $155.3 million, $174.0 million and $123.3 million for 2015, 2014 and 2013, respectively. The decrease in cash from operating activities in 2015, compared to the 2014, was primarily driven by higher inventory and tax payments, partially offset by less cash used in discontinued operations, as well as lower payments for restructuring and interest in 2015 compared to 2014. The cash provided by operating activities in 2014, compared to 2013, was favorably impacted by cash provided by the operations of the Professional segment, as a result of the Colomer Acquisition, partially offset by higher interest payments and unfavorable changes in working capital, including higher tax payments and higher payments for restructuring actions primarily related to both the Integration Program and the restructuring actions that included exiting the Company's direct manufacturing, warehousing and sales business operations in mainland China, as well as implementing other immaterial restructuring actions outside the U.S. that are expected to generate other operating efficiencies (the "December 2013 Program").
See Note 3, "Restructuring Charges" to the Consolidated Financial Statements in this Form 10-K for further discussion related to the Company's restructuring programs.
Net cash provided by operating activities related to discontinued operations, including restructuring payments, was approximately $0.1 million, $27 million and $10 million in 2015, 2014 and 2013, respectively.
Investing Activities
Net cash used in investing activities was $83.8 million, $52.1 million and $639.4 million for 2015, 2014 and 2013, respectively.
Net cash used in investing activities in 2015 included:

•	$48.3 million of cash used for capital expenditures; and

•	$41.7 million in cash payments, net of cash acquired, primarily for the CBB Acquisition, partially offset by $6.2 million in cash proceeds from the sale of certain immaterial, non-core assets.
Net cash used in investing activities for 2014 included:

•
$55.5 million of cash used for capital expenditures, which were partially offset by $3.4 million in proceeds from the sale of property, plant and equipment, primarily related to other immaterial restructuring actions.

Net cash used in investing activities for 2013 included:

•	a cash payment of $664.5 million for the Colomer Acquisition, offset by $36.9 million of cash and cash equivalents acquired in such transaction, for a net cash use of $627.6 million; and

•	$28.6 million of cash used for capital expenditures;
with the foregoing partially offset by:

•	$13.1 million of insurance proceeds received in July 2013 for the Company's property claim related to the June 2011 fire at the Company's facility in Venezuela.
Financing Activities
Net cash (used in) provided by financing activities was $(12.1) million, $(75.1) million and $649.0 million for 2015, 2014 and 2013, respectively.
Net cash used in financing activities for 2015 primarily included:

•	a $24.6 million required excess cash flow prepayment made under the Amended Term Loan Facility; and

•	$6.8 million of scheduled amortization payments on the Acquisition Term Loan;
with the foregoing partially offset by:

•	$23.0 million increase in short-term borrowings and overdraft.
Net cash used in financing activities for 2014 included:

•	the repayment in May 2014 of the $58.4 million aggregate principal amount outstanding of the Non-Contributed Loan;

•	$7.0 million of scheduled amortization payments on the Acquisition Term Loan;

•	$4.7 million decrease in short-term borrowings and overdraft; and

•	the payment of $1.8 million of financing costs primarily related to the February 2014 Term Loan Amendment (as hereinafter defined).
Net cash provided by financing activities for 2013 included:

•	Cash proceeds received in connection with the Acquisition Term Loan, in the aggregate principal amount of $700.0 million, or $698.3 million, net of discounts; and

•	Products Corporation's issuance of the $500.0 million aggregate principal amount of the 5¾% Senior Notes at par;
with the foregoing partially offset by:

•
the repayment and redemption of all of the $330.0 million aggregate principal amount outstanding of Products Corporation's previous 9¾% Senior Secured Notes in connection with the 2013 Senior Notes Refinancing;

•	the repayment of $113.0 million in principal on the 2011 Term Loan in connection with the consummation of the February 2013 Term Loan Amendments (as hereinafter defined); and

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

Long-Term Debt Instruments
(a) Recent Debt Transactions
The Company completed several debt transactions during 2015, 2014 and 2013:
2015 Debt Related Transaction
Amended Term Loan Facility - Excess Cash Flow Payment
In March 2015, Products Corporation prepaid $24.6 million of indebtedness, representing 50% of its 2014 “excess cash flow,” in accordance with the terms of its Amended Term Loan Facility. The prepayment was applied on a ratable basis between the principal amounts outstanding under the 2011 Term Loan and the Acquisition Term Loan. The amount of the prepayment applied to the 2011 Term Loan reduced the principal amount outstanding by $12.1 million to $662.9 million (as all amortization payments under the 2011 Term Loan had been paid). The $12.5 million applied to the Acquisition Term Loan reduced Products Corporation's future regularly scheduled quarterly amortization payments under the Acquisition Term Loan on a ratable basis from $1.8 million prior to the prepayment to $1.7 million after giving effect to the prepayment and through its maturity on October 8, 2019.
2014 Debt Related Transactions
February 2014 Term Loan Amendment
In February 2014, Products Corporation entered into an amendment (the “February 2014 Term Loan Amendment”) to its Amended Term Loan Agreement among Products Corporation, as borrower, a syndicate of lenders and Citicorp USA, Inc. (“CUSA”), as administrative agent and collateral agent.
Pursuant to the February 2014 Term Loan Amendment, the interest rates applicable to Eurodollar Loans under the 2011 Term Loan bear interest at the Eurodollar Rate plus 2.5% per annum, with the Eurodollar Rate not to be less than 0.75% (compared to 3.0% and 1.0%, respectively, prior to the February 2014 Term Loan Amendment), while Alternate Base Rate Loans under the 2011 Term Loan bear interest at the Alternate Base Rate plus 1.5%, with the Alternate Base Rate not to be less than 1.75% (compared to 2.0% in each case prior to the February 2014 Term Loan Amendment) (and as each such term is defined in the Amended Term Loan Agreement).
Products Corporation's Acquisition Term Loan and Amended Revolving Credit Facility were not amended in connection with the February 2014 Term Loan Amendment.
During 2014, the Company incurred approximately $1.1 million of fees and expenses in connection with the February 2014 Term Loan Amendment, which were expensed as incurred, and wrote-off $0.8 million of unamortized debt discount and deferred financing costs as a result of the February 2014 Term Loan Amendment. These amounts, totaling $1.9 million, were recognized within loss on the early extinguishment of debt in the Company’s Consolidated Statements of Income and Comprehensive Income (Loss) for the year ended December 31, 2014.
Repayment of Non-Contributed Loan
On May 1, 2014, Products Corporation used available cash on hand to optionally prepay in full the remaining $58.4 million principal amount then outstanding under the non-contributed loan portion of the Amended and Restated Senior Subordinated Term Loan Agreement (the "Non-Contributed Loan") that remained owing from Products Corporation to various third parties.  The Non-Contributed Loan would have otherwise matured on October 8, 2014. In connection with such prepayment, the Company wrote-off $0.1 million of deferred financing costs, which were recognized within loss on early extinguishment of debt in the Company's Consolidated Statements of Income and Comprehensive Income (Loss) for 2014.
2013 Debt Transactions
Term Loan and Revolving Credit Facility Amendments
(i) February 2013 Term Loan Amendments
In February 2013, Products Corporation consummated amendments (the "February 2013 Term Loan Amendments") to its third amended and restated term loan agreement dated as of May 19, 2011 (as amended, the "2011 Term Loan Agreement," or the “2011 Term Loan Facility” or the "2011 Term Loan") among Products Corporation, as borrower, a syndicate of lenders and CUSA, as administrative agent and collateral agent.
Pursuant to the February 2013 Term Loan Amendments, Products Corporation reduced the total aggregate principal amount outstanding under the 2011 Term Loan at such time from $788.0 million to $675.0 million, using a portion of the proceeds from Products Corporation’s issuance of its 5¾% Senior Notes (see “2013 Senior Notes Refinancing” below), together with cash on hand.  The February 2013 Term Loan Amendments also reduced the interest rates on the 2011 Term Loan such that (prior to giving effect to the February 2014 Term Loan Amendment) Eurodollar Loans bore interest at the Eurodollar Rate plus 3.00% per annum, with the Eurodollar Rate not to be less than 1.00% (compared to 3.50% and 1.25%, respectively, prior to the February 2013 Term Loan Amendments), while Alternate Base Rate Loans bore interest at the Alternate Base Rate plus 2.00%, with the Alternate Base Rate not to be less than 2.00% (compared to 2.50% and 2.25%, respectively, prior to the February 2013 Term Loan Amendments) (and as each such term is defined in the 2011 Term Loan Agreement).
Pursuant to the February 2013 Term Loan Amendments, Products Corporation, under certain circumstances, also has the right to request the 2011 Term Loan to be increased by up to the greater of: (i) $300 million; and (ii) an amount such that Products Corporation’s First Lien Secured Leverage Ratio (as defined in the 2011 Term Loan Agreement) does not exceed 3.50:1.00 (compared to $300 million prior to the February 2013 Term Loan Amendments). The lenders are not committed to provide any such increase. Any such increase would be in addition to the Acquisition Term Loan.
(ii) August 2013 Term Loan Amendments
In August 2013, in connection with the Colomer Acquisition, Products Corporation consummated further amendments (the "August 2013 Term Loan Amendments") to its 2011 Term Loan Agreement (as amended by the August 2013 Term Loan Amendments and the Incremental Amendment, the "Amended Term Loan Agreement" or the "Amended Term Loan Facility"), which permitted, among other things: (i) Products Corporation's consummation of the Colomer Acquisition; and (ii) Products Corporation's incurring up to $700 million of term loans which it used as a source of funds to consummate the Colomer Acquisition and to pay related fees and expenses.
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
(iv) Amended Revolving Credit Facility
In August 2013, in connection with the Colomer Acquisition, Products Corporation consummated an amendment (the "August 2013 Revolver Amendment") to its third amended and restated revolving credit agreement dated June 16, 2011 (the "2011 Revolving Credit Agreement") which amended its then $140.0 million asset-backed, multi-currency revolving credit facility (the "2011 Revolving Credit Facility") to permit, among other things: (a) Products Corporation's consummation of the Colomer Acquisition; and (b) Products Corporation's incurring up to $700 million of the Acquisition Term Loan that Products Corporation used as a source of funds to consummate the Colomer Acquisition. Additionally, the August 2013 Revolver Amendment (1) reduced Products Corporation's interest rate spread over the LIBOR rate applicable to Eurodollar Loans under the facility from a range, based on availability, of 2.00% to 2.50%, to a range of 1.50% to 2.00%; (2) reduced the commitment fee on unused availability under the facility from 0.375% to 0.25%; and (3) extended the maturity of the facility, which was previously scheduled to mature in June 2016, to the earlier of (i) August 2018 or (ii) the date that is 90 days prior to the earliest maturity date of any term loans then outstanding under Products Corporation's bank term loan agreements, but not earlier than June 2016.
Additionally, in December 2013, Products Corporation entered into an incremental amendment (the "December 2013 Revolver Amendment" and together with the August 2013 Revolver Amendment, the "2013 Revolver Amendments") to its 2011 Revolving Credit Agreement (as amended by the 2013 Revolver Amendments, the "Amended Revolving Credit Agreement" and the "Amended Revolving Credit Facility"). Under the terms of the December 2013 Revolver Amendment, the lenders' commitment to provide borrowings to Products Corporation and its subsidiary borrowers under the Amended Revolving Credit Facility was increased from $140.0 million to $175.0 million.

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
Repayment of the Contributed Loan
On October 8, 2013, Products Corporation paid to Revlon, Inc. at maturity the remaining $48.6 million portion of the principal amount then due under the Amended and Restated Senior Subordinated Term Loan Agreement (the "Contributed Loan"), which Revlon, Inc. used to pay the liquidation preference of Revlon, Inc.'s Series A Preferred Stock in connection with its mandatory redemption of such stock on such date.
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
Amended Term Loan Facility
As of December 31, 2015, term loans under the Amended Term Loan Facility bear interest at the following interest rates:

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
(ii) the net proceeds from the issuance by Products Corporation or any of its subsidiaries of certain additional debt; and
(iii) 50% of Products Corporation’s annual “excess cash flow” (as defined under the Amended Term Loan Agreement), which payments commenced with respect to Products Corporation's excess cash flow for the 2014 fiscal year; such payments are required to be made within the first 100 days after the applicable year end.
Pursuant to the August 2013 Term Loan Amendments, the Amended Term Loan Facility contains a financial covenant limiting Products Corporation’s first lien senior secured leverage ratio (the ratio of Products Corporation’s senior secured debt that has a lien on the collateral which secures the Amended Term Loan Facility that is not junior or subordinated to the liens securing the Amended Term Loan Facility (excluding debt outstanding under the Amended Revolving Credit Facility) to EBITDA, as each such term is defined in the Amended Term Loan Facility), to no more than 4.25 to 1.0 for each period of four consecutive fiscal quarters ending during the period from June 30, 2011 to the maturity date of the Amended Term Loan Facility.
Products Corporation, under certain circumstances, also has the right to request the Amended Term Loan Facility to be increased by up to the greater of (i) $300 million and (ii) an amount such that Products Corporation’s First Lien Secured Leverage Ratio (as defined in the Amended Term Loan Agreement) does not exceed 3.50:1.00 (compared to $300 million prior to the February 2013 Term Loan Amendments). The lenders are not committed to provide any such increase. Any such increase would be in addition to the Acquisition Term Loan that was issued in October 2013 and used as a source of funds to consummate the Colomer Acquisition and to pay related fees and expenses.
The 2011 Term Loan outstanding under the Amended Term Loan Facility matures on November 19, 2017. The Acquisition Term Loan under the Amended Term Loan Facility has the same terms as the 2011 Term Loan, except that: (i) it matures on the sixth anniversary of the closing of the Acquisition Term Loan (or October 8, 2019); and (ii) it amortizes on March 31, June 30, September 30 and December 31 of each year, in an amount equal to 0.25% of the aggregate principal amount of such Acquisition Term Loan.
As of December 31, 2015, Products Corporation is required to prepay, on or before 100 days following the last day of its fiscal year (i.e., by April 9, 2016), $23.2 million of indebtedness under the Amended Term Loan Facility, representing 50% of its 2015 "excess cash flow" (as defined under the Amended Term Loan Agreement). The prepayment will be applied on a ratable basis between the principal amounts outstanding under the 2011 Term Loan and the Acquisition Term Loan. The amount of the prepayment to be applied to the 2011 Term Loan will be used to reduce the aggregate principal amount outstanding (as all amortization payments under the 2011 Term Loan have been paid), while the amount to be applied to the Acquisition Term Loan will be used to reduce Products Corporation's future annual amortization payments (which are payable in equal quarterly installments) on a ratable basis from $6.9 million prior to the prepayment to $6.8 million after giving effect to the prepayment and through its maturity on October 8, 2019.
Amended Revolving Credit Facility
Availability under the Amended Revolving Credit Facility varies based on a borrowing base that is determined by the value of eligible trade receivables and eligible inventory in the U.S. and the U.K. and eligible real property and equipment in the U.S. from time to time.
In January 2014, the Colomer U.S. Subsidiaries became additional guarantors under Products Corporation’s Amended Term Loan Facility and Amended Revolving Credit Facility and the 5¾% Senior Notes Indenture. In January and May 2015, the New U.S. Subsidiaries became additional guarantors under such debt instruments. In connection with becoming guarantors, substantially all of the assets of such subsidiaries were pledged as collateral under Products Corporation’s Amended Term Loan Facility and Amended Revolving Credit Facility, thereby increasing the value of the assets supporting the borrowing base under the Amended Revolving Credit Facility.
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
As a result of the August 2013 Revolver Amendment, under certain circumstances, Products Corporation has the right to request that the Amended Revolving Credit Facility be increased by up to $100.0 million. The lenders are not committed to provide any such increase.
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
Products Corporation was in compliance with all applicable covenants under the Amended Term Loan Agreement and the Amended Revolving Credit Facility as of December 31, 2015. At December 31, 2015, the aggregate principal amounts outstanding under the Acquisition Term Loan and the 2011 Term Loan were $673.7 million and $662.9 million, respectively, and availability under the $175.0 million Amended Revolving Credit Facility, based upon the calculated borrowing base less $8.8 million of outstanding undrawn letters of credit and nil then drawn on the Amended Revolving Credit Facility, was $166.2 million. There were no borrowings under the Amended Revolving Credit Facility during 2015.
5¾% Senior Notes
In February 2013, Products Corporation completed its offering (the "2013 Senior Notes Refinancing"), pursuant to an exemption from registration under the Securities Act of 1933 (as amended, the "Securities Act"), of $500.0 million aggregate principal amount of the 5¾% Senior Notes. The 5¾% Senior Notes are unsecured and were issued under the 5¾% Senior Notes Indenture to investors at par. The 5¾% Senior Notes mature on February 15, 2021. Interest on the 5¾% Senior Notes accrues at 5¾% per annum, paid every six months on February 15th and August 15th. The 5¾% Senior Notes were issued pursuant to the 5¾% Senior Notes Indenture, dated as of February 8, 2013 (the “Notes Closing Date”), by and among Products Corporation, Products Corporation’s domestic subsidiaries (the “Guarantors”), which also currently guarantee Products Corporation’s Amended Term Loan Facility and Amended Revolving Credit Facility, and U.S. Bank National Association, as trustee. The Guarantors issued guarantees (the “Guarantees”) of Products Corporation’s obligations under the 5¾% Senior Notes and the 5¾% Senior Notes Indenture on a joint and several, senior unsecured basis. The Colomer U.S. Subsidiaries became additional guarantors in January 2014 and the New U.S. Subsidiaries became additional guarantors in January and May 2015, in each case under Products Corporation’s Amended Term Loan Facility and Amended Revolving Credit Facility and the 5¾% Senior Notes Indenture.
In December 2013, Products Corporation consummated an offer to exchange the original 5¾% Senior Notes for $500 million of new 5¾% Senior Notes, which have substantially the same terms as the original 5¾% Senior Notes, except that they are registered under the Securities Act (such registered new notes being the “5¾% Senior Notes”).
Products Corporation used a portion of the $491.2 million of net proceeds from the issuance of the 5¾% Senior Notes (net of underwriters' fees) to repay and redeem all of the $330.0 million outstanding aggregate principal amount of its 9¾% Senior Secured Notes, as well as to pay $8.6 million of accrued interest. Products Corporation incurred an aggregate of $19.4 million of fees for the applicable redemption and tender offer premiums, related fees and expenses in connection with redemption and repayment of the 9¾% Senior Secured Notes and other fees and expenses in connection with the issuance of the 5¾% Senior Notes. Products Corporation used a portion of the remaining proceeds from the issuance of the 5¾% Senior Notes, together with existing cash, to pay approximately $113.0 million of principal on its 2011 Term Loan in conjunction with the February 2013 Term Loan Amendments. Products Corporation used the remaining balance available from the issuance of the 5¾% Senior Notes for general corporate purposes, including, without limitation, debt reduction transactions, such as repaying to Revlon, Inc. at maturity on October 8, 2013 the Contributed Loan, which Revlon, Inc. used to pay the liquidation preference of Revlon, Inc.'s then outstanding Series A Preferred Stock in connection with its mandatory redemption on such date.
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
Products Corporation may redeem the 5¾% Senior Notes at its option at any time or from time to time prior to February 15, 2016, as a whole or in part, at a redemption price per 5¾% Senior Note equal to the sum of: (1) the then outstanding principal amount thereof; plus (2) accrued and unpaid interest (if any) to the date of redemption; and plus (3) the applicable premium based on the applicable treasury rate plus 75 basis points.
Prior to February 15, 2016, Products Corporation may, from time to time, redeem up to 35% of the aggregate principal amount of the 5¾% Senior Notes and any additional notes with, and to the extent Products Corporation actually receives, the net proceeds of one or more equity offerings from time to time, at 105.75%of the principal amount thereof, plus accrued interest to the date of redemption.

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
Covenants
Products Corporation was in compliance with all applicable covenants under its 5¾% Senior Notes Indenture as of December 31, 2015 and 2014.

Spanish Government Loan
In connection with the Colomer Acquisition, the Company acquired the Colomer Group's euro-denominated loan payable to the Spanish government (the "Spanish Government Loan"), which loan had $0.6 million aggregate principal amount outstanding as of December 31, 2015 (based on foreign exchange rates in effect as of such date).  The Spanish Government Loan does not bear interest and is payable in 10 equal installments on June 30th of each year beginning in 2016 through 2025.

Impact of Foreign Currency Translation – Venezuela
Revlon Venezuela's net sales are de minimis, representing approximately 1% of the Company’s consolidated net sales for each 2015, 2014 and 2013. At December 31, 2015 and December 31, 2014, Revlon Venezuela's assets represented approximately 1% of the Company’s total assets, respectively.
Venezuela - Highly-Inflationary Economy: Effective January 1, 2010, Venezuela was designated as a highly inflationary economy under U.S. GAAP. As a result, beginning January 1, 2010, the U.S. Dollar is the functional currency for the Company’s subsidiary in Venezuela (“Revlon Venezuela”). As Venezuela is designated as highly inflationary, foreign currency translation adjustments of Revlon Venezuela’s balance sheet have been reflected in the Company's earnings.
Venezuela - Currency Restrictions: Foreign currency restrictions enacted by the Venezuelan government since 2003 have become more restrictive and have impacted Revlon Venezuela’s ability to obtain U.S. Dollars in exchange for Venezuelan Bolivars ("Bolivars") at the official foreign exchange rates from the Venezuelan government and its foreign exchange commission, the Comisión de Administracion de Divisas (“CADIVI”). In May 2010, the Venezuelan government took control over the previously freely-traded foreign currency exchange market and, in June 2010, replaced it with a new foreign currency exchange system, the Sistema de Transacciones en Moneda Extranjera (“SITME”). In the second quarter of 2011, the Company began using a SITME rate of 5.5 Bolivars per U.S. Dollar (the "SITME Rate") to translate Revlon Venezuela’s financial statements, as this was the rate at which the Company accessed U.S. Dollars in the SITME market during this period. Through December 31, 2012, the Company continued using the SITME Rate to translate Revlon Venezuela’s financial statements.
Venezuela - 2013 Foreign Currency Devaluation: In February 2013, the Venezuelan government announced the devaluation of Bolivars relative to the U.S. Dollar, changing the official exchange rate to 6.3 Bolivars per U.S. Dollar (the "Official Rate"). The Venezuelan government also announced that the SITME foreign currency market administered by Venezuela's central bank would be eliminated, and as a result, the Company began using the Official Rate to translate Revlon Venezuela’s financial statements beginning in 2013. To reflect the impact of the foreign currency devaluation, the Company recorded a one-time foreign currency loss of $0.6 million in earnings in the first quarter of 2013 as a result of the required re-measurement of Revlon Venezuela’s monetary assets and liabilities.
Venezuela - 2014 Foreign Currency Devaluation: In January 2014, the Venezuela government announced that the CADIVI would be replaced by the government-operated National Center of Foreign Commerce (the "CENCOEX"), and indicated that the Sistema Complementario de Administración de Divisas (“SICAD”) market would continue to be offered as an alternative foreign currency exchange. Additionally, a parallel foreign currency exchange system, SICAD II, started functioning in March 2014 and allowed companies to apply for the purchase of foreign currency and foreign currency denominated securities for any legal use or purpose. Throughout 2014, the Company exchanged Bolivars for U.S. Dollars to the extent permitted through the various foreign currency markets available based on its ability to participate in those markets. Prior to June 30, 2014, the Company utilized the Official Rate and following a consideration of the Company's specific facts and circumstances, which included its legal ability and intent to participate in the SICAD II exchange market to import finished goods into Venezuela, the Company determined that it was appropriate to utilize the SICAD II rate of 53 Bolivars per U.S. Dollar (the "SICAD II Rate") to translate Revlon Venezuela’s financial statements beginning on June 30, 2014. As a result, the Company recorded a foreign currency loss of $6.0 million in the second quarter of 2014 related to the required re-measurement of Revlon Venezuela’s monetary assets and liabilities. For 2014, the change to the SICAD II Rate of 53 Bolivars per U.S. Dollar, as compared to the Official Rate of 6.3 Bolivars per U.S. Dollar, had the impact of reducing the Company's consolidated net sales by $16.2 million and reducing the Company's consolidated operating income by $8.4 million.

Venezuela - 2015 Foreign Currency Devaluation: In February 2015, the Venezuela government introduced a new foreign currency exchange platform, the Marginal Currency System ("SIMADI"), which created a third new mechanism to exchange Bolivars for U.S. Dollars through private brokers. SIMADI replaced the SICAD II system and started operating on February 12, 2015. As a result, the Company considered its specific facts and circumstances in order to determine the appropriate rate of exchange to translate Revlon Venezuela’s financial statements. Through December 31, 2015, the Company has not participated in the SIMADI exchange market; however, given the elimination of the SICAD II system, the Company determined that it was appropriate to use the SIMADI rate of 193 Bolivars per U.S. Dollar (the "SIMADI Rate") to translate Revlon Venezuela’s balance sheet beginning on March 31, 2015.
As a result of the change from the SICAD II Rate to the SIMADI Rate on March 31, 2015, the Company was required to re-measure all of Revlon Venezuela’s monetary assets and liabilities at the SIMADI Rate. Using the SIMADI Rate, the Company recorded a foreign currency loss of $1.9 million in the first quarter of 2015 as a result of the required re-measurement of Revlon Venezuela’s balance sheet. During the second quarter of 2015, the Company exited its business operations in Venezuela and changed to a distributor model. Current or additional governmental restrictions, worsening import authorization controls, price and profit controls or labor unrest in Venezuela could impact the Company's ability to sell to the distributor in Venezuela.
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
The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy; purchases of permanent wall displays; capital expenditure requirements; debt service payments and costs; cash tax payments; pension and other post-retirement benefit plan contributions; payments in connection with the Company’s restructuring programs; business and/or brand acquisitions (including, without limitation, through licensing transactions), if any; severance not otherwise included in the Company’s restructuring programs; debt and/or equity repurchases, if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting certain territories. The Company’s cash contributions to its pension and post-retirement benefit plans in 2015 were $18.1 million. The Company expects cash contributions to its pension and post-retirement benefit plans to be approximately $20 million in the aggregate for 2016. The Company’s cash taxes paid in 2015 were $25.2 million. The Company expects to pay cash taxes of approximately $55 million in the aggregate for 2016. The Company’s purchases of permanent wall displays and capital expenditures in 2015 were $47.4 million and $48.3 million, respectively. The Company expects purchases of permanent wall displays and capital expenditures to be approximately $50.0 million and $55.0 million, respectively, in the aggregate for 2016. See also Note 2, "Business Combinations," for discussion regarding the utilization of funds related to the Company's April 2015 CBB Acquisition.
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
Continuing to execute the Company’s business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands (including, without limitation, through licensing transactions), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining the Company’s approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, including optimizing the Colomer Acquisition and CBB Acquisition. Any of these actions, the intended purpose of which would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities. Any such activities may be funded with cash on hand, funds available under the Amended Revolving Credit Facility and/or other permitted additional sources of capital, which actions could increase the Company’s total debt.
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
The Company expects that operating revenues, cash on hand and funds available for borrowing under the Amended Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to pay its operating expenses for 2016, including expenses in connection with the execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company’s restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, severance not otherwise included in the Company’s restructuring programs, debt and/or equity repurchases, if any, costs related to litigation and/or discontinuing non-core business lines and/or exiting certain territories.
There can be no assurance that available funds will be sufficient to meet the Company’s cash requirements on a consolidated basis. If the Company’s anticipated level of revenues is not achieved because of, among other things, decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products in one or more of the Consumer, Professional and/or Other segments; adverse changes in foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors and/or decreased performance by third party suppliers; changes in consumer purchasing habits, including with respect to retailer preferences and/or among professional salons; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; or less than anticipated results from the Company’s existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company’s expenses, including, without limitation, for restructuring costs, acquisition and integration costs , costs related to litigation, advertising, promotional and marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet the Company’s cash requirements.
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

Derivative Financial Instruments
Foreign Currency Forward Exchange Contracts
Products Corporation enters into FX Contracts and option contracts from time to time to hedge certain net cash flows denominated in currencies other than the local currencies of the Company’s foreign and domestic operations. The FX Contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. At December 31, 2015, the FX Contracts outstanding had a notional amount of $76.3 million and a net asset fair value of $1.4 million.
Interest Rate Swap Transaction
In November 2013, Products Corporation executed a forward-starting floating-to-fixed interest rate swap transaction with a 1.00% floor, based on a notional amount of $400 million in respect of indebtedness under the Acquisition Term Loan over a period of three years (the "2013 Interest Rate Swap"). The Company designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments related to the $400 million notional amount under Products Corporation's Acquisition Term Loan over the three-year term of the 2013 Interest Rate Swap. Commencing in May 2015, Products Corporation receives from the counterparty a floating interest rate based on the higher of three-month U.S. Dollar LIBOR or 1.00%, while paying a fixed interest rate payment to the counterparty equal to 2.0709% (which effectively fixes the interest rate on such notional amount at 5.0709% over the three-year term of the 2013 Interest Rate Swap). For the year ended December 31, 2015, the 2013 Interest Rate Swap was deemed effective and therefore the changes in fair value related to the 2013 Interest Rate Swap have been recorded in Other Comprehensive (Loss) Income in the Consolidated Financial Statements. The fair value of the Company's 2013 Interest Rate Swap at December 31, 2015 and December 31, 2014 was a liability of $6.5 million and $3.5 million, respectively.
Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of the derivative instruments in asset positions, which totaled $2.0 million and $0.2 million as of December 31, 2015 and December 31, 2014, respectively. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties. Given the current credit standing of the counterparties to the Company's derivative instruments, the Company believes the risk of loss arising from any non-performance by any of the counterparties under these derivative instruments is remote.

REVLON CONSUMER PRODUCTS CORPORTATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual obligations and commercial commitments that affect the Company's financial condition and liquidity position as of December 31, 2015:

	Payments Due by Period (dollars in millions)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt, including current portion (a)	$1,833.7	$30.0	$662.8	$640.8	$500.1
Interest on long-term debt (b)	306.4	82.8	135.3	73.9	14.4
Capital lease obligations	5.4	3.1	2.0	0.3	—
Operating leases (c)	127.1	22.6	32.1	20.5	51.9
Purchase obligations (d)	96.0	89.5	2.9	1.8	1.8
Other long-term obligations (e)	74.2	55.7	16.3	1.2	1.0
Total contractual obligations	$2,442.8	$283.7	$851.4	$738.5	$569.2

(a)
Consists primarily of (i) the $662.9 million aggregate principal amount outstanding under the 2011 Term Loan as of December 31, 2015; (ii) the $673.7 million aggregate principal amount outstanding under the Acquisition Term Loan as of December 31, 2015; and (iii) the $500.0 million aggregate principal amount outstanding under the 5¾% Senior Notes as of December 31, 2015.

(b)	Consists of interest through the respective maturity dates on the outstanding debt discussed in (a) above; based on interest rates under such debt agreements as of December 31, 2015.

(c)
Included in the obligations for operating leases as of December 31, 2015 is the lease for the Company's headquarters in New York City, which includes minimum lease payments in the aggregate of approximately $70 million over the 15-year term.

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

REVLON CONSUMER PRODUCTS CORPORTATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Allowance for Doubtful Accounts:
The allowance for doubtful accounts is determined based on historical experience and ongoing evaluations of the Company’s receivables and evaluations of the risks of payment. The allowance for doubtful accounts is recorded against trade receivable balances when they are deemed uncollectible. Recoveries of trade receivables previously reserved are recorded in the consolidated statements of income and comprehensive income (loss) when received.
Sales Returns:
The Company allows customers, primarily within its Consumer segment, to return their unsold products when they meet certain company-established criteria as outlined in the Company’s trade terms. The Company regularly reviews and revises, when deemed necessary, the Company’s estimates of sales returns based primarily upon historical product returns experience, planned product discontinuances and promotional sales, which would permit customers to return products based upon the Company’s trade terms. The Company records estimated sales returns as a reduction to sales and cost of sales, and an increase in accrued liabilities and inventories.
Returned products, which are recorded as inventories, are valued based upon the amount that the Company expects to realize upon their subsequent disposition. The physical condition and marketability of the returned products are the major factors the Company considers in estimating realizable value. Cost of sales includes the cost of refurbishment of returned products. Actual returns, as well as realized values on returned products, may differ significantly, either favorably or unfavorably, from the Company’s estimates if factors such as product discontinuances, customer inventory levels or competitive conditions differ from the Company’s estimates and expectations and, in the case of actual product returns, if economic conditions differ significantly from the Company’s estimates and expectations.
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
Inventories:
Inventories are stated at the lower of cost or market value. Cost is based on standard cost and production variances, which approximates actual cost on the first-in, first-out method. Cost components include direct materials, direct labor and direct overhead, as well as in-bound freight. The Company records adjustments to the value of inventory based upon its forecasted plans to sell its inventories, as well as planned discontinuances. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company's estimates and expectations.
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
As of December 31, 2015, the Company adopted an alternative approach to calculating the service and interest components of net periodic benefit cost for pension and other post-retirement benefits, the “full yield curve” approach. Under this method, the discount rate assumption was built through the application of specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows for each of the Company's pension and other retirement plans. Prior to December 31, 2015, the Company estimated the service and interest cost components utilizing a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. This change does not affect the measurement of the Company's total benefit obligations, as the change in service and interest costs is exactly offset in the actuarial loss (gain) recognized for each year. The Company made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. The change has been accounted for as a change in accounting estimate that is inseparable from a change in accounting principle, and accordingly, has been accounted for prospectively.

REVLON CONSUMER PRODUCTS CORPORTATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

The Company utilized a 4.15% weighted average discount rate in 2015 for the Company's U.S. defined benefit pension plans, compared to a 3.89% weighted average discount rate in 2014. The Company utilized a 3.68% weighted average discount rate for the Company’s international defined benefit pension plans in 2015, compared to a 3.74% weighted average discount rate selected in 2014. The discount rates are used to measure the benefit obligations at the measurement date and the net periodic benefit income/cost for the subsequent calendar year and are reset annually using data available at the measurement date. The changes in the discount rates used for 2015 were primarily due to observed increases in long-term interest yields on high-quality corporate bonds from 2014. At December 31, 2015, the increase in the discount rates from December 31, 2014 had the effect of decreasing the Company’s projected pension benefit obligation by approximately $15 million.
In selecting its expected long-term rate of return on its plan assets, the Company considers a number of factors, including, without limitation, recent and historical performance of plan assets, the plan portfolios' asset allocations over a variety of time periods compared with third-party studies, the performance of the capital markets in recent years and other factors, as well as advice from various third parties, such as the plans' advisors, investment managers and actuaries. While the Company considered both the recent performance and the historical performance of plan assets, the Company’s assumptions are based primarily on its estimates of long-term, prospective rates of return. The difference between actual and expected return on plan assets is reported as a component of accumulated other comprehensive income. Those gains or losses that are subject to amortization over future periods will be recognized as a component of the net periodic benefit cost in such future periods. For the Company’s U.S. defined benefit pension plans, the expected long-term rate of return on the pension plan assets used was 7.50% for 2015 and 7.75% for 2014. The weighted average expected long-term rate of return used for the Company’s international plans was 6.00% for both 2015 and 2014. For 2015, the Company's pension plans assets realized a loss of $13.9 million, as compared with expected return on assets of $40.3 million. The resulting net deferred loss of $54.2 million, when combined with gains and losses from previous years, will be amortized over periods ranging from approximately 10 to 30 years. The actual return on plan assets was below expectations, primarily due to lower returns in developed equity markets and bond yields.
The table below reflects the Company’s estimates of the possible effects that changes in the discount rates and expected long-term rates of return would have had on its 2015 net periodic benefit costs and its projected benefit obligation at December 31, 2015 for the Company’s principal defined benefit pension plans, with all other assumptions remaining constant:

	Effect of		Effect of
	25 basis points increase		25 basis points decrease
	Net periodic benefit costs	Projected pension benefit obligation	Net periodic benefit costs	Projected pension benefit obligation
Discount rate	$(0.2)	$(16.2)	$(0.4)	$16.8
Expected long-term rate of return	(1.7)	—	1.1	—
The rate of future compensation increases is another assumption used by the Company’s third party actuarial consultants for pension accounting. The rate of future compensation increases used for the Company’s projected pension benefit obligation in 2015 was 3.50%, as compared to 3.00% in 2014 for the U.S. defined benefit pension plans. Such increase was not applied to the Revlon Employees’ Retirement Plan and the Revlon Pension Equalization Plan, as the rate of future compensation increases is no longer relevant to such plans due to plan amendments which effectively froze these plans as of December 31, 2009.
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
To determine the fiscal 2016 net periodic benefit income/cost, the Company is using the "full yield curve approach" described above to separately calculate discount rates for each of the service and interest components. The following table represents the weighted average discount rates used in calculating each component of service and interest costs for the Company's U.S. and international defined benefit pension plans:

	U.S. Plans	International Plans
Interest cost on projected benefit obligation	3.31%	3.18%
Service cost	4.80%	3.15%
Interest cost on service cost	4.32%	2.81%

REVLON CONSUMER PRODUCTS CORPORTATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

For 2016, the Company is using long-term rates of return on pension plan assets of 7.00% and 6.00% for its U.S. and international defined benefit pension plans, respectively. The Company expects that the impact in 2016 of the change in calculating the service and interest components of net periodic benefit cost for pension and other post-retirement benefits following the adoption of the full yield curve approach as discussed above will result in net periodic benefit income of approximately $5.1 million for 2016. The Company expects that the impact of the changes in discount rates and the return on plan assets in 2016 will result in net periodic benefit expense of $3.4 million for 2016, compared to $1.9 million of net periodic benefit income in 2015.
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
Goodwill totaled $469.7 million and $464.1 million as of December 31, 2015 and 2014, respectively. As of December 31, 2015, the goodwill of $210.1 million, $240.7 million and $18.9 million related to the Consumer, Professional and Other segments, respectively. Indefinite-lived intangibles totaled $95.0 million and $101.3 million as of December 31, 2015 and 2014, respectively.
Goodwill and indefinite-lived intangible assets are not amortized, but rather are reviewed annually for impairment using September 30th carrying values, or when there is evidence that events or changes in circumstances indicate that the current carrying amounts may not be recovered. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to any such excess. Goodwill is tested for impairment at the reporting unit level. The Company establishes its reporting units based on its current reporting structure, product characteristics and management. Within the Consumer segment, the Company has identified two reporting units: (i) "Global Color Brands," which include the SinfulColors and Pure Ice nail enamel brands; and (ii) "Revlon, Almay and Other," which includes the remainder of the Company's Consumer brands and does not include brands of the Company's Other reportable segment. The Company's other reporting units are consistent with the reportable segments identified in Note 18, “Segment Data and Related Information.” For purposes of testing goodwill for impairment, goodwill has been allocated to each reporting unit to the extent that goodwill relates to each reporting unit.
For 2015, the Company utilized the two-step process as prescribed by ASC 350, Intangibles - Goodwill and Other, in order to identify potential impairment for each of its reporting units. In the first step of this test, the Company compared the fair value of each of the Company's reporting units, determined based upon discounted estimated future cash flows, to the respective carrying amount, including goodwill. Where the fair value of such reporting unit exceeded the carrying amount, no further work was required and no impairment loss was recognized. The results of the step one test indicated that impairment indicators may have existed for the Company's Global Color Brands reporting unit as a result of the observed decline in sales of the Pure Ice nail enamel brand, primarily driven by the effects of declines in the promotional activity for the Pure Ice brand at retailers, and accordingly, the Company performed step two of the goodwill impairment test for this reporting unit.
In the second step, the Company measured the potential impairment by comparing the implied fair value of the Global Color Brands reporting unit’s goodwill with the carrying amount of the goodwill at September 30, 2015. The implied fair value of goodwill was determined in the same manner as the amount of goodwill recognized in a business combination, where the estimated fair value of the reporting unit was allocated to all the assets and liabilities of that reporting unit (including both recognized and unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. When the carrying amount of the reporting unit's goodwill is greater than the implied fair value of that reporting unit's goodwill, an impairment loss is recognized within operations. The Company determined the fair value of the Global Color Brands reporting unit using discounted estimated future cash flows. The weighted average cost of capital in testing the Global Color Brands reporting unit for impairment was 13.0% with a perpetual growth rate of 2.0%. As a result of this annual impairment test, the Company recognized a $9.7 million non-cash goodwill impairment charge related to

REVLON CONSUMER PRODUCTS CORPORTATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

the Global Color Brands reporting unit in the fourth quarter of 2015. Following the recognition of the non-cash goodwill impairment charge, the Global Color Brands reporting unit has remaining goodwill in the amount of $25.6 million at December 31, 2015.
As of the date of the latest impairment test, the fair values of the (i) Revlon, Almay and Other; (ii) Professional; and (iii) Other reporting units exceeded their carrying values by approximately $2.5 billion, $310.7 million and $2.2 million, respectively. The Company did not record any impairment of identified intangible assets for the year ended December 31, 2015.
For 2014 and 2013, the Company performed a qualitative assessment to determine whether it would be necessary to perform the two-step goodwill impairment test and to assess the Company's indefinite lived intangible assets for indicators of impairment, and determined that it was more likely than not that the fair value of each of the Company's reporting units and indefinite-lived intangible assets exceeded their carrying amounts. The Company did not record any impairment of goodwill or identifiable intangible assets during the years ended December 31, 2014 or 2013.
See Note 2, “Business Combinations” and Note 8, “Goodwill and Intangible Assets, Net” for further discussion of the Company's goodwill and intangible assets.
Income Taxes:
The Company records income taxes based on amounts payable with respect to the current year and includes the effect of deferred taxes. The effective tax rate reflects statutory tax rates, tax-planning opportunities that may be available in various jurisdictions in which the Company operates, and the Company’s estimate of the ultimate outcome of various tax audits and issues. Determining the Company’s effective tax rate and evaluating tax positions requires significant judgment.
The Company recognizes deferred tax assets and liabilities for the future impact of differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which management expects that the Company will recover or settle those differences. The realization of the deferred tax assets is primarily dependent on forecasted future taxable income. The Company has established valuation allowances for deferred tax assets when management has determined that it is more likely than not that the Company will realize a tax benefit. Any reduction in estimated forecasted future taxable income may require the Company to record valuation allowances against deferred tax assets on which a valuation allowance was not previously established. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Provision for income taxes,” for further discussion.
The Company recognizes a tax position in its financial statements when it is more likely than not that the position will be sustained upon examination, based on the merits of such position. The Company recognizes liabilities for unrecognized tax positions in the U.S. and other tax jurisdictions based on an estimate of whether and the extent to which additional taxes will be due. If payment of these amounts is ultimately not required, the reversal of the liabilities would result in additional tax benefits recognized in the period in which the Company determines that the liabilities are no longer required. If the estimate of tax liabilities is ultimately less than the final assessment, this will result in a further charge to expense. The Company recognizes interest and penalties related to income tax matters in income tax expense.
The Company provides for U.S. federal income taxes and foreign withholding taxes on foreign subsidiaries' cumulative undistributed earnings when it is not the Company's intent to indefinitely reinvest such earnings overseas. No provision is made for U.S. income taxes where the Company's plan is to indefinitely reinvest such undistributed earnings from the Company's foreign operations in its overseas operations. If these future foreign earnings are repatriated to the U.S., or if the Company determines that such foreign earnings will be remitted to the U.S. in the foreseeable future, additional U.S. tax provisions may be required.

Recently Adopted Accounting Pronouncements
In April 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which changes the requirements for reporting discontinued operations under Accounting Standards Codification Topic 205. Under ASU No. 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The standard states that a strategic shift could include a disposal of: (i) a major geographical area of operations; (ii) a major line of business; (iii) a major equity method investment; or (iv) other major parts of an entity. ASU No. 2014-08 no longer precludes presentation as a discontinued operation if: (i) there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations; or (ii) there is significant continuing involvement with a component after its disposal. Additional disclosures about discontinued operations will also be required. The guidance is effective for annual periods beginning on or after December 15, 2014, and is to be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The Company adopted ASU No. 2014-08 on a prospective basis beginning on January 1, 2015, and such adoption did not have an impact on the Company's results of operations, financial condition or financial statement disclosures.

REVLON CONSUMER PRODUCTS CORPORTATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Recently Issued Accounting Standards or Updates Not Yet Effective
In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," which requires deferred income tax assets and liabilities to be classified as noncurrent within a company's balance sheet. Currently, the Company is required to separate deferred income tax assets and liabilities into current and noncurrent amounts on its classified balance sheet, and this update will simplify the presentation by requiring a single, noncurrent amount. The guidance is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU No. 2015-17 beginning on January 1, 2016 and the adoption of the new guidance is not expected to have a material impact on the Company’s results of operations, financial condition and/or financial statement disclosures.
In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments," which eliminates the current requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The guidance is effective for annual periods beginning after December 15, 2015. The Company adopted ASU No. 2015-16 beginning on January 1, 2016 and the adoption of the new guidance is not expected to have a material impact on the Company’s results of operations, financial condition and/or financial statement disclosures.
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
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires debt issuance costs to be presented in the financial statements as a deduction from the corresponding debt liability, consistent with the presentation of debt discounts. The guidance is effective for annual periods beginning after December 15, 2015, with early adoption permitted, and is to be applied retrospectively. The Company adopted ASU No. 2015-03 beginning on January 1, 2016 and the adoption of the new guidance is not expected to have a material impact on the Company’s results of operations, financial condition and/or financial statement disclosures.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which supersedes the revenue recognition requirements in the ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of ASU No. 2014-09 is for companies to recognize revenue from the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. The guidance is effective for annual and interim periods beginning after December 15, 2017, with early adoption prohibited. The Company expects to adopt ASU No. 2014-09 beginning January 1, 2018 and is in the process of assessing the impact that the new guidance will have on the Company's results of operations, financial condition and financial statement disclosures.
In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," that will explicitly require management to assess an entity's ability to continue as a going concern and to provide related footnote disclosures if conditions give rise to substantial doubt. According to ASU No. 2014-15, substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. The likelihood threshold of "probable," similar to its current use in U.S. GAAP for loss contingencies, will be used to define substantial doubt. Disclosures will be required under ASU No. 2014-15 if conditions give rise to substantial doubt including whether and how management's plans will alleviate the substantial doubt. The guidance is effective for annual periods beginning after December 15, 2015, with early adoption prohibited. The Company adopted ASU No. 2014-15 beginning January 1, 2016 and the adoption of the new guidance is not expected to have a material impact on the Company’s results of operations, financial condition and/or financial statement disclosures.

Inflation
The Company's costs are affected by inflation and the effects of inflation that the Company may experience in future periods. Management believes, however, that such effects have not been material to the Company during the past three years in the U.S.

REVLON CONSUMER PRODUCTS CORPORTATION AND SUBSIDIARIES
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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
(all tabular amounts in millions)

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity
The Company has exposure to changing interest rates primarily under Products Corporation's Amended Term Loan Facility and its Amended Revolving Credit Facility. The Company manages interest rate risk through a combination of fixed and floating rate debt. The Company from time to time makes use of derivative financial instruments to adjust its fixed and floating rate ratio, such as with the 2013 Interest Rate Swap. The Company does not hold or issue financial instruments for trading purposes.
The table below provides information about the Company's indebtedness as of December 31, 2015 that is sensitive to changes in interest rates. The table presents cash flows with respect to principal on indebtedness and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the U.S. Dollar LIBOR yield curve at December 31, 2015. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency:

	Expected Maturity Date for the year ended December 31,
	(dollars in millions, except for rate information)
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value December 31, 2015
Debt
Short-term variable rate (various currencies)	$8.6						$8.6	$8.6
Average interest rate (a)	3.6%
Short-term fixed rate (third party - EUR)	2.7						2.7	2.7
Average interest rate	11.6%
Long-term fixed rate – third party (USD)						$500.0	500.0	485.0
Average interest rate						5.75%
Long-term fixed rate – third party (EUR)	0.1	$0.1	$0.1	$0.1	$0.1	0.1	0.6	0.6
Average interest rate	—%	—%	—%	—%	—%	—%
Long-term variable rate – third party (USD) (b)	29.9	$658.2	6.8	641.7			1,336.6	1,332.4
Average interest rate (a)(c)	3.8%	3.7%	4.6%	4.8%
Total debt	$41.3	$658.3	$6.9	$641.8	$0.1	$500.1	$1,848.5	$1,829.3

(a)	Weighted average variable rates are based upon implied forward rates from the U.S. Dollar LIBOR and Euribor yield curves at December 31, 2015.

(b)
Includes total quarterly amortization payments required within each year under the Acquisition Term Loan, as well as the required $23.2 million "excess cash flow" prepayment to be made on or before April 9, 2016 under the Amended Term Loan Agreement. The 2017 amount includes the aggregate principal amount expected to be outstanding under the 2011 Term Loan which matures on November 19, 2017 and the 2019 amount includes the aggregate principal amount expected to be outstanding under the Acquisition Term Loan assuming a maturity date of October 9, 2019, in each case after giving effect to amortization payments and the excess cash flow prepayment.

(c)
At December 31, 2015, the Acquisition Term Loan bears interest at the Eurodollar Rate (as defined in the Amended Term Loan Agreement) plus 3.00% per annum (with the Eurodollar Rate not to be less than 1.00%). The 2011 Term Loan bears interest at the Eurodollar Rate plus 2.5% per annum (with the Eurodollar Rate not to be less than 0.75%). See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in this Form 10-K.

If any of LIBOR, Euribor, the base rate, the U.S. federal funds rate or such equivalent local foreign currency rate increases, Products Corporation's debt service costs will increase to the extent that Products Corporation has elected such rates for its outstanding loans. Based on the amounts outstanding under the Amended Credit Agreements and other short-term borrowings (which, in the aggregate, are Products Corporation’s only debt currently subject to floating interest rates) as of December 31, 2015, a 1% increase in both the LIBOR and Euribor rates would increase the Company’s annual interest expense by $9.6 million.
In November 2013, Products Corporation executed the 2013 Interest Rate Swap, which is a forward-starting, floating-to-fixed interest rate swap transaction with a 1.00% floor, based on a notional amount of $400 million in respect of indebtedness under Products Corporation's Acquisition Term Loan over a period of three years. The Company designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments related to the $400 million notional amount under Products Corporation's Acquisition Term Loan over the three-year term of the 2013 Interest Rate Swap. Commencing in May 2015, Products Corporation receives from the counterparty a floating interest rate based on the higher of

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
(all tabular amounts in millions)

three-month U.S. Dollar LIBOR or 1.00%, while paying a fixed interest rate payment to the counterparty equal to 2.0709% (which effectively fixes the interest rate on such notional amount at 5.0709% over the three-year term of the 2013 Interest Rate Swap). The fair value of the Company's 2013 Interest Rate Swap at December 31, 2015 was a liability of $6.5 million.

Exchange Rate Sensitivity
The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. In addition, a portion of the Company's borrowings are denominated in foreign currencies, which are also subject to market risk associated with exchange rate movement. The Company from time to time hedges major foreign currency cash exposures through foreign exchange forward and option contracts. Products Corporation enters into these contracts with major financial institutions in an attempt to minimize counterparty risk. These contracts generally have a duration of less than 12 months and are primarily against the U.S. Dollar. In addition, Products Corporation enters into foreign currency swaps to hedge intercompany financing transactions. The Company does not hold or issue financial instruments for trading purposes.

Forward Contracts (“FC”)	Average Contractual Rate $/FC	Original U.S. Dollar Notional Amount	Contract Value December 31, 2015	Asset (Liability) Fair Value December 31, 2015
Sell British Pound/Buy USD	1.5253	$21.4	$22.1	$0.7
Sell Australian Dollars/Buy USD	0.7221	13.6	13.6	—
Buy Mexican Peso/Sell USD	0.0594	13.1	12.8	(0.3)
Sell Canadian Dollars/Buy USD	0.7639	13.0	13.7	0.7
Sell South African Rand/Buy USD	0.0698	4.8	5.2	0.4
Sell Japanese Yen/Buy USD	0.0083	4.3	4.3	—
Buy Australian Dollars/Sell NZ dollars	1.0887	3.5	3.4	(0.1)
Sell USD/Buy Hong Kong Dollars	7.7508	1.4	1.4	—
Sell New Zealand Dollars/Buy USD	0.6583	0.7	0.7	—
Sell Hong Kong Dollars/Buy USD	7.7499	0.5	0.5	—
Total forward contracts		$76.3	$77.7	$1.4
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
(all tabular amounts in millions)

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 and in making this assessment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework in accordance with the standards of the Public Company Accounting Oversight Board (United States).
The Company's management determined that the Company's internal control over financial reporting was effective as of December 31, 2015.
As the Company is a non-accelerated filer, this Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding the Company's internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permanently exempts companies other than accelerated filers and large accelerated filers from providing such attestation.
(c) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Lorenzo Delpani’s Departure as President and Chief Executive Officer. On February 25, 2016, Lorenzo Delpani informed the Board of Directors that he was resigning his position as President and Chief Executive Officer of Revlon, Inc. and Products Corporation, effective March 1, 2016. Mr. Delpani will continue to serve as a Director and as a paid advisor for both companies. The Company and Mr. Delpani are continuing to discuss the terms of Mr. Delpani's departure, including arrangements that will be made to ensure an effective transition of his roles and responsibilities.

Election of Gianni Pieraccioni as Executive Vice President and Chief Operating Officer. On February 25, 2016, the Company’s Board of Directors elected Gianni Pieraccioni as Executive Vice President and Chief Operating Officer of Revlon, Inc. and Products Corporation, effective immediately. Prior to his election as Executive Vice President and Chief Operating Officer, Mr. Pieraccioni (56) served as the Company’s Executive Vice President and Global President - Revlon Consumer Division since February 2014. Prior to joining the Company, Mr. Pieraccioni served as Executive Vice President and Chief Commercial Officer for Alitalia and as Global General Manager at Averna Group. During his long career, Mr. Pieraccioni held several general management, marketing and commercial positions of increasing scope and seniority within the CPG industry, including at U.S.-based companies such as The Procter & Gamble Company, PepsiCo, Johnson & Johnson, and at European firms such as Sector Group and Binda Group. To reflect his new role and responsibilities, Products Corporation entered into an amendment to Mr. Pieraccioni’s employment agreement, which, among other things, provides that Mr. Pieraccioni will serve as the Company's Executive Vice President and Chief Operating Officer at an annual base salary of not less than $1,000,000, with a target bonus of 100% of his base salary and with the possibility of exceeding such amount based upon the Company’s and/or Mr. Pieraccioni’s over-achievement of their respective objectives.  In connection with his election as EVP & COO, the Compensation Committee approved a supplemental grant to Mr. Pieraccioni of restricted shares of Revlon, Inc. Class A common stock with a market value of approximately $1,000,000 based on the February 25, 2016 NYSE closing price of Revlon, Inc.’s Class A common stock, which grant is scheduled to vest in equal installment over 4 years, beginning in March 2016. The Company also increased Mr. Pieraccioni’s housing allowance to $250,000 per annum and extended such allowance through February 2019. Mr. Pieraccioni's employment agreement was previously filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K that was filed with the SEC on March 12, 2015 and described in the Company’s annual Proxy Statement filed with the SEC on April 21, 2015. Mr. Pieraccioni does not have any family relationships with any of the Company's directors or executive officers and is not a party to any transactions listed in Item 404(a) of Regulation S-K.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
(all tabular amounts in millions)

Roberto Simon Supplemental Payment. As previously disclosed by the Company in its Quarterly Report on Form 10-Q that was filed with the SEC on November 4, 2015, Roberto Simon, the Company’s Executive Vice President and Chief Financial Officer, tendered his resignation from Revlon, Inc. and Products Corporation effective on or about February 26, 2016. In recognition of Mr. Simon’s effective management of the Company's financial, accounting and treasury functions through his departure date, including overseeing the close of the Company's 2015 fiscal year-end and the filing of its Annual Report on Form 10-K with the SEC on February 26, 2016, the Compensation Committee of the Company's Board of Directors approved a supplemental payment of $350,000 to Mr. Simon. Mr. Simon's separation agreement with Products Corporation, dated as of November 3, 2015, was previously described in and filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 4, 2015.

Forward-Looking Statements
This Annual Report on Form 10-K for the year ended December 31, 2015, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates (whether qualitative or quantitative) as to:

(i)	the Company's future financial performance;

(ii)
the effect on sales of decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products in the Consumer, Professional and/or Other segments; adverse changes in foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors and/or decreased performance by third party suppliers, changes in consumer purchasing habits, including with respect to retailer preferences and/or among professional salons; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; less than anticipated results from the Company’s existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company’s expenses, including, without limitation, for pension expense under its benefit plans, acquisition-related integration costs, costs related to litigation, advertising, promotional and marketing activities, or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses;

(iii)
the Company's belief that the continued execution of its business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands, including through licensing transactions, divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, including optimizing the CBB Acquisition and related non-restructuring costs, any of which, the intended purpose of which would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities, which activities may be funded with cash on hand, funds available under the Amended Revolving Credit Facility and/or other permitted additional sources of capital, which actions could increase the Company’s total debt;

(iv)
the Company’s vision to establish Revlon as the quintessential and most innovative beauty company in the world by offering products that make consumers feel attractive and beautiful and to inspire its consumers to express themselves boldly and confidently; and the Company's expectations regarding its strategic goal to optimize the market and financial performance of its portfolio of brands and assets by: (a) managing financial drivers for value creation through gross profit margin expansion, which includes optimizing price, allocating sales allowances to maximize our return on trade spending, reducing costs across our global supply chain and eliminating non-value added general and administrative costs in order to fund reinvestment to facilitate growth; (b) growing profitability through intensive innovation and geographical expansion by creating fewer, bigger and better innovations across our brands that are relevant, unique, impactful, distinctive and ownable; pursuing organic growth opportunities within our existing brand portfolio and among our existing retailers; and pursuing opportunities to expand our geographical presence; (c) improving our cash flows through, among other things, continued effective management of our working capital and by focusing on appropriate return on capital spending; and (d) attracting, developing and supporting employees who fit into our innovative culture and inspire the creative drive that represents the foundation of our vision and execution of our strategy;

(v)
the effect of restructuring activities, restructuring costs and charges, the timing of restructuring payments and the benefits from such activities; including, without limitation, the Company’s expectation (a) that total restructuring and related charges under the December 2013 Program will be approximately $18.9 million; (b) that cash payments will total approximately $17 million related to the December 2013 Program, of which $15.5 million was paid during 2014, $0.1 million was paid in 2015, and the remaining balance is expected to be paid in 2016; (c) the Company's expectation that the 2015 Efficiency Program will drive certain organizational efficiencies across the Company's Consumer and Professional segments and reduce general and administrative expenses within the Consumer and Professional segments; (d) that the Company will recognize a total of approximately $10.1 million of restructuring and related charges for the 2015 Efficiency Program by the end of 2017, of which $9.5 million were recognized in 2015; (e) that cash payments related to the 2015 Efficiency Program will total approximately $10.3 million, including $0.2 million for capital expenditures (which capital expenditures are excluded from total restructuring and related charges expected to be recognized for the 2015 Efficiency Program), of which $2.8 million was paid in 2015, $5.8 million is expected to be paid in 2016, and the remaining balance expected to be paid in 2017; and (f) that approximately $3.0 million of cost reductions from the 2015 Efficiency Program benefited 2015 results and that annualized cost reductions thereafter are expected to be approximately $10.0 million to $15.0 million by the end of 2018;

(vi)
the Company’s expectation that operating revenues, cash on hand and funds available for borrowing under Products Corporation's Amended Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2016, including the cash requirements referred to in item (viii) below, and the Company's beliefs that (a) the cash generated by its domestic operations and availability under the Amended Revolving Credit Facility and other permitted lines of credit should be sufficient to meet its domestic liquidity needs for at least the next 12 months, and (b) restrictions or taxes on repatriation of foreign earnings will not have a material effect on the Company's liquidity during such period;

(vii)
the Company’s expected principal sources of funds, including operating revenues, cash on hand and funds available for borrowing under Products Corporation's Amended Revolving Credit Facility and other permitted lines of credit, as well as the availability of funds from the Company taking certain measures, including, among other things, reducing discretionary spending;

(viii)
the Company's expected principal uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy; payments in connection with the Company's purchases of permanent wall displays; capital expenditure requirements; debt service payments and costs, cash tax payments, pension and other post-retirement benefit plan contributions; payments in connection with the Company's restructuring programs; business and/or brand acquisitions including through licensing transactions, if any; severance not otherwise included in the Company’s restructuring programs; debt and/or equity repurchases, if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting certain territories (including, without limitation, that the Company may also, from time to time, seek to retire or purchase its outstanding debt obligations and/or equity in open market purchases, in privately negotiated transactions or otherwise and may seek to refinance some or all of its indebtedness based upon market conditions and that any retirement or purchase of debt and/or equity may be funded with operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material); and its estimates of the amount and timing of such operating and other expenses;

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
Investors are advised, however, to consult any additional disclosures the Company made or may make in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC in 2016 and 2015 (which, among other places, can be found on the SEC's website at http://www.sec.gov). Except as expressly set forth in this Form 10-K, the information available from time to time on such website shall not be deemed incorporated by reference into this Annual Report on Form 10-K. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. In addition to factors that may be described in the Company's filings with the SEC, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:

(i)
unanticipated circumstances or results affecting the Company's financial performance, including decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products in the Consumer, Professional and/or Other segments; adverse changes in foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company's competitors and/or decreased performance by third party suppliers; changes in consumer preferences, such as reduced consumer demand for the Company's color cosmetics and other current products, including new product launches; changes in consumer purchasing habits, including with respect to retailer preferences and/or among professional salons; lower than expected customer acceptance or consumer acceptance of, or less than anticipated results from, the Company’s existing or new products; higher than expected restructuring costs and/or acquisition-related integration costs; higher than expected pension expense and/or cash contributions under its benefit plans, costs related to litigation, advertising, promotional and/or marketing expenses or lower than expected results from the Company’s advertising, promotional, pricing and/or marketing plans; higher than expected sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise or decreased sales of the Company’s existing or new products; actions by the Company’s customers, such as inventory management and greater than anticipated space reconfigurations or reductions in display space and/or product discontinuances or a greater than expected impact from pricing, marketing, advertising and/or promotional strategies by the Company's customers; and changes in the competitive environment and actions by the Company's competitors, including, among other things, business combinations, technological breakthroughs, implementation of new pricing strategies, new product offerings, increased advertising, promotional and marketing spending and advertising, promotional and/or marketing successes by competitors;

(ii)
in addition to the items discussed in (i) above, the effects of and changes in economic conditions (such as continued volatility in the financial markets, inflation, monetary conditions and foreign currency fluctuations, foreign currency controls and/or government-mandated pricing controls, as well as in trade, monetary, fiscal and tax policies in international markets) and political conditions (such as military actions and terrorist activities);

(iii)
unanticipated costs or difficulties or delays in completing projects associated with the continued execution of the Company’s business strategy or lower than expected revenues or the inability to create value through improving our financial performance as a result of such strategy, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more brands or product lines, launching of new product lines, including higher than expected expenses, including for sales returns, for launching its new products, acquiring businesses or brands, including through licensing transactions, divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining its approach to retail merchandising, and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company’s manufacturing, sourcing, supply chain or organizational size and structure, including optimizing the Company's CBB Acquisition, as well as the unavailability of cash on hand and/or funds under the Amended Revolving Credit Facility or from other permitted additional sources of capital to fund such potential activities;

(iv)
difficulties, delays in or less than expected results from the Company’s efforts to optimize the market and financial performance of its portfolio of brands and assets due to, among other things, less than effective product development, less than expected acceptance of its new or existing products by consumers, salon professionals and/or customers in the Consumer, Professional and/or Other segments, less than expected acceptance of its advertising, promotional, pricing and/or marketing plans and/or brand communication by consumers, salon professionals and/or customers in the Consumer, Professional and/or Other segments, less than expected investment in advertising, promotional and/or marketing activities or greater than expected competitive investment, less than expected levels of advertising, promotional and/or marketing activities for its new product launches and/or less than expected levels of execution with its customers in the Consumer, Professional and/or Other segments or higher than expected costs and expenses, as well as due to: (i) difficulties, delays in or less than expected results from the Company’s efforts to manage financial drivers for value creation, such as due to higher than expected costs; (ii) difficulties, delays in or less than expected results from the Company’s efforts to grow profitability through intensive innovation and geographical expansion, such as less than effective product development and/or difficulties, delays in and/or the Company's inability to consummate transactions to expand its geographical presence; (iii) difficulties, delays in or less than expected results from the Company's efforts to improve its cash flow; and/or (iv) difficulties, delays in and/or the inability to attract or retain employees essential to the execution of its strategy;

(v)
difficulties, delays or unanticipated costs or charges or less than expected cost reductions and other benefits resulting from the Company's restructuring activities, such as greater than anticipated costs or charges or less than anticipated cost reductions or other benefits from the December 2013 Program, the Integration Program and/or the 2015 Efficiency Program and/or the risk that any of such programs may not satisfy the Company’s objectives;

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

(viii)
higher than expected operating expenses, sales returns, working capital expenses, permanent wall display costs, capital expenditures, debt service payments, cash tax payments, cash pension plan contributions, other post-retirement benefit plan contributions and/or net periodic benefit costs for the pension and other post-retirement benefit plans, restructuring costs, severance and discontinued operations not otherwise included in the Company’s restructuring programs, debt and/or equity repurchases, costs related to litigation and/or payments in connection with business and/or brand acquisitions, including through licensing transactions, if any, and discontinuing non-core business lines and/or exiting certain territories;

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

(xv)
difficulties or delays in realizing, or less than anticipated, benefits from the Colomer Acquisition, such as: (a) less than expected cost reductions; (b) more than expected costs to achieve the expected cost reductions; (c) delays in achieving the expected cost reductions, in whole or in part; (d) less than expected growth from the Colomer brands, such as due to difficulties, delays, unanticipated costs or the Company's inability to launch innovative new products within the Professional segment and/or difficulties or delays in and/or the Company's inability to expand its distribution into new retailers; and/or (e) less than expected synergistic benefits to the Company's Consumer segment from the Company having a presence in professional salons; and/or

(xvi)
less than expected benefits arising from the Company's CBB Acquisition, such as difficulties in retaining CBB's licensed fragrance brands and/or securing new fragrance licensing opportunities and/or unexpected changes in the fair values of CBB's assets due to, among other things, unanticipated future performance of the acquired licenses.

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

Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.

Item 14. Principal Accountant Fees and Services
The Board of Directors of Revlon, Inc. (Revlon, Inc. owns 100% of Products Corporation's common stock) maintains an Audit Committee in accordance with applicable SEC rules and the NYSE's listing standards. In accordance with the charter of Revlon, Inc.'s Audit Committee, a printable and current copy of which is available at www.revloninc.com, Revlon, Inc.'s Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the audit work of Revlon, Inc.'s and Products Corporation's independent auditors for the purpose of preparing and issuing its audit report or performing other audit, review or attest services for Revlon, Inc. and Products Corporation. The independent auditors, KPMG LLP, report directly to Revlon, Inc.'s Audit Committee, and Revlon, Inc.'s Audit Committee is directly responsible for, among other things, reviewing in advance, and granting an appropriate pre-approvals of, (a) all auditing services to be provided by the independent auditor and (b) all non-audit services to be provided by the independent auditor (as permitted by the Exchange Act), and in connection with such services to approve all fees and other terms of engagement, as required by the applicable rules of the Exchange Act and subject to the exemptions provided for in such rules. Revlon, Inc.'s Audit Committee has an Audit Committee Pre-approval Policy for pre-approving all permissible audit and non-audit services performed by KPMG LLP. In 2013, the Audit Committee approved the Audit Committee Pre-Approval Policy for 2014; in 2014, the Audit Committee approved the Audit Committee Pre-Approval Policy for 2015; and in 2015 the Audit Committee pre-approved the Audit Committee Pre-Approval Policy for 2016, a printable and current copy of which is available at www.revloninc.com.
The aggregate fees billed for professional services by KPMG LLP in 2015 and 2014 for these various services for Revlon, Inc. and the Company in the aggregate were (in millions).

Types of Fees	2015	2014
Audit Fees	$5.0	$4.7
Audit-Related Fees	0.1	0.2
Tax Fees	0.3	0.4
All Other Fees	—	—
Total Fees	$5.4	$5.3
In the above table, in accordance with the SEC definitions and rules: (a) "audit fees" are fees the Company paid KPMG LLP for professional services rendered for the audits of (i) Revlon, Inc.'s and Products Corporation's annual financial statements, (ii) the effectiveness of Revlon. Inc.'s internal control over financial reporting and (iii) the review of the financial statements included in Revlon, Inc.'s and Products Corporation's Quarterly Reports on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements; (b) "audit-related fees" are fees billed by KPMG LLP for assurance and related services that are traditionally performed by the auditor, including services performed by KPMG LLP related to employee benefit plan audits and certain transactions, as well as attestation services not required by statute or regulation;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

(c) "tax fees" are fees for permissible tax compliance, tax advice and tax planning; and (d) "all other fees" are fees billed by KPMG LLP to the Company for any permissible services not included in the first three categories.
All of the services performed by KPMG LLP for the Company during 2015 and 2014 were either expressly pre-approved by Revlon, Inc.'s Audit Committee or were pre-approved in accordance with Revlon, Inc.'s Audit Committee Pre-Approval Policy, and Revlon, Inc.'s Audit Committee was provided with regular updates as to the nature of such services and fees paid for such services.
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
3.1
Restated Certificate of Incorporation of Products Corporation, dated May 13, 2004 (incorporated by reference to Exhibit 3.1 to Products Corporation's Quarterly Report on Form 10-Q for quarter ended March 31, 2004 filed with the SEC on May 17, 2004).

3.2
Amended and Restated By-Laws of Products Corporation dated as of May 1, 2009 (incorporated by reference to Exhibit 3.1 of Products Corporation's Current Report on Form 8-K filed with the SEC on April 29, 2009).

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

4.34
Third Supplemental Indenture, dated as of January 14, 2015, among Realistic Roux Professional Products Inc., Products Corporation, the Guarantors defined in the Indenture, and U.S Bank National Association (incorporated by reference to Exhibit 10.1 to Products Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, filed with the SEC on July 29, 2015 (the "Products Corporation Q2 2015 Form 10-Q").

4.35
Fourth Supplemental Indenture, dated as of May 8, 2015, among RML, LLC, Products Corporation, the Guarantors defined in the Indenture, and U.S Bank National Association (incorporated by reference to Exhibit 10.2 to the Products Corporation Q2 2015 Form 10-Q).

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

10.5
Amended and Restated Employment Agreement, dated as of December 12, 2014, by and between Products Corporation and Lorenzo Delpani (incorporated by reference to Exhibit 10.9 to Revlon, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 12, 2015 (the "Revlon, Inc. 2014 Form 10-K").

10.6	Employment Agreement, dated as of October 9, 2014, between Products Corporation and Gianni Pieraccioni (incorporated by reference to Exhibit 10.11 to the Revlon, Inc. 2014 Form 10-K).
10.7
First Amendment to Employment Agreement between Products Corporation and Gianni Pieraccioni, dated as of February 26, 2016 (incorporated by reference to Exhibit 10.7 to Revlon, Inc.'s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2015 filed with the SEC on February 26, 2016.

10.8
Amended and Restated Employment Agreement, dated as of July 28, 2015, between Products Corporation and Roberto Simon (incorporated by reference to Exhibit 10.3 to Revlon, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015 filed with the SEC on July 29, 2015).

10.9
Separation Agreement, dated as of November 3, 2015, between Products Corporation and Roberto Simon (incorporated by reference to Exhibit 10.1 to Revlon, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015 filed with the SEC on November 4, 2015).

10.10
Fourth Amended and Restated Revlon, Inc. Stock Plan (as amended, the "Stock Plan") (incorporated by reference to Annex A to Revlon, Inc.’s Definitive Information Statement on Schedule 14C filed with the SEC on July 3, 2014).

10.11	Form of Restricted Stock Agreement under the Stock Plan (incorporated by reference to Exhibit 10.3 to the Revlon, Inc. Q3 2014 Form 10-Q).
10.12	Revlon Executive Incentive Compensation Plan (incorporated by reference to Annex C to Revlon, Inc.’s Annual Proxy Statement on Schedule 14A filed with the SEC on April 21, 2015).
10.13
Amended and Restated Revlon Pension Equalization Plan, amended and restated as of December 14, 1998 (the “PEP”) (incorporated by reference to Exhibit 10.15 to Revlon, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the SEC on March 3, 1999).

10.14	Amendment to the PEP, dated as of May 28, 2009 (incorporated by reference to Exhibit 10.13 to the Revlon, Inc. 2009 Form 10-K).

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

10.15
Executive Supplemental Medical Expense Plan Summary, dated July 2000 (incorporated by reference to Exhibit 10.10 to Revlon, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the SEC on March 21, 2003).

10.16
Benefit Plans Assumption Agreement, dated as of July 1, 1992, by and among Revlon Holdings, Revlon, Inc. and Products Corporation (incorporated by reference to Exhibit 10.25 to Products Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 filed with the SEC on March 12, 1993).

10.17
Revlon Executive Severance Pay Plan (incorporated by reference to Exhibit 10.2 to Revlon, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 filed with the SEC on April 30, 2009).

21.	Subsidiaries.
*21.1	Subsidiaries of Revlon Consumer Products Corporation.
24.	Powers of Attorney.
*24.1	Power of Attorney executed by Ronald O. Perelman.
*24.2	Power of Attorney executed by David L. Kennedy.
*24.3	Power of Attorney executed by Alan S. Bernikow.
*24.4	Power of Attorney executed by Viet D. Dinh.
*24.5	Power of Attorney executed by Barry F. Schwartz.
*31.1	Certification of Lorenzo Delpani, Chief Executive Officer, dated February 26, 2016, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Roberto Simon, Chief Financial Officer, dated February 26, 2016, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1 (furnished herewith)	Certification of Lorenzo Delpani, Chief Executive Officer, dated February 26, 2016, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (furnished herewith)	Certification of Roberto Simon, Chief Financial Officer, dated February 26, 2016, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Revlon Consumer Products Corporation:

We have audited the accompanying consolidated balance sheets of Revlon Consumer Products Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income (loss) and comprehensive income (loss), stockholder's deficiency, and cash flows for each of the years in the three‑year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Revlon Consumer Products Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York
February 26, 2016

Item 1. Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	December 31, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$326.9	$275.3
Trade receivables, less allowance for doubtful accounts of $10.5 and $9.3 as of December 31, 2015 and December 31, 2014, respectively	244.9	238.9
Inventories	183.8	156.6
Deferred income taxes – current	58.0	58.4
Prepaid expenses and other	53.3	44.6
Receivable from Revlon, Inc.	117.4	105.4
Total current assets	984.3	879.2
Property, plant and equipment, net of accumulated depreciation of $271.7 and $250.5 as of December 31, 2015 and December 31, 2014, respectively	215.3	212.0
Deferred income taxes – noncurrent	38.5	34.8
Goodwill	469.7	464.1
Intangible assets, net of accumulated amortization of $61.1 and $39.3 as of December 31, 2015 and December 31, 2014, respectively	318.0	327.8
Other assets	104.1	113.3
Total assets	$2,129.9	$2,031.2

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current liabilities:
Short-term borrowings	$11.3	$6.6
Current portion of long-term debt	30.0	31.5
Accounts payable	201.3	153.5
Accrued expenses and other	272.4	273.3
Total current liabilities	515.0	464.9
Long-term debt	1,803.7	1,832.4
Long-term pension and other post-retirement plan liabilities	185.3	200.9
Other long-term liabilities	117.5	90.0
Stockholders’ deficiency:
RCPC Preferred stock, par value $1.00 per share; 1,000 shares authorized; 546 shares issued as of December 31, 2015 and December 31, 2014, respectively	54.6	54.6
Common Stock, par value $1.00 per share; 10,000 shares authorized; 5,260 shares issued and outstanding as of December 31, 2015 and 2014	—	—
Additional paid-in capital	957.5	952.1
Accumulated deficit	(1,258.4)	(1,320.5)
Accumulated other comprehensive loss	(245.3)	(243.2)
Total stockholder's deficiency	(491.6)	(557.0)
Total liabilities and stockholder's deficiency	$2,129.9	$2,031.2

See Accompanying Notes to Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(dollars in millions)

	Year Ended December 31,
	2015	2014	2013

Net sales	$1,914.3	$1,941.0	$1,494.7
Cost of sales	667.8	668.3	545.1
Gross profit	1,246.5	1,272.7	949.6
Selling, general and administrative expenses	993.5	999.7	723.6
Acquisition and integration costs	8.0	6.4	25.4
Restructuring charges and other, net	10.5	21.3	3.5
Goodwill impairment charge	9.7	—	—
Operating income	224.8	245.3	197.1
Other expenses, net:
Interest expense	83.3	84.4	78.6
Amortization of debt issuance costs	5.7	5.5	3.5
Loss on early extinguishment of debt	—	2.0	29.7
Foreign currency losses, net	15.7	25.0	3.7
Miscellaneous, net	0.4	1.2	1.0
Other expenses, net	105.1	118.1	116.5
Income from continuing operations before income taxes	119.7	127.2	80.6
Provision for income taxes	54.4	81.2	48.6
Income from continuing operations, net of taxes	65.3	46.0	32.0
(Loss) income from discontinued operations, net of taxes	(3.2)	1.3	(30.4)
Net income	$62.1	$47.3	$1.6
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (a)	(18.1)	(24.6)	(4.1)
Amortization of pension related costs, net of tax (b)(c)	7.2	4.5	7.7
Pension re-measurement, net of tax (d)	(6.9)	(69.6)	53.3
Pension settlement, net of tax (e)	17.3	—	—
Revaluation of derivative financial instruments, net of reclassifications into earnings (f)	(1.6)	(3.7)	1.5
Other comprehensive (loss) income	(2.1)	(93.4)	58.4
Total comprehensive income (loss)	$60.0	$(46.1)	$60.0

(a)	Net of tax benefit of $5.1 million, $2.1 million and $3.3 million for 2015, 2014 and 2013, respectively.

(b)	Net of tax expense of $1.3 million, $0.1 million and $1.2 million for 2015, 2014 and 2013, respectively.

(c)
This other comprehensive income component is included in the computation of net periodic benefit (income) costs. See Note 14, “Savings Plan, Pension and Post-Retirement Benefits,” for additional information regarding net periodic benefit (income) costs.

(d)	Net of tax (benefit) expense of $(3.3) million, $(42.0) million and $33.5 million for 2015, 2014 and 2013, respectively.

(e)	Net of tax expense of $3.7 million.

(f)	Net of tax (benefit) expense of $(1.0) million, $(2.3) million and $1.0 million for 2015, 2014 and 2013, respectively.

See Accompanying Notes to Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY
(dollars in millions)

	RCPC Preferred Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Deficiency

Balance, December 31, 2012	$54.6	946.3	(1,369.4)	(208.2)	(576.7)
Stock-based compensation amortization		0.2			0.2
Net loss			1.6		1.6
Other comprehensive income, net (a)				58.4	58.4
Balance, December 31, 2013	$54.6	$946.5	$(1,367.8)	$(149.8)	$(516.5)
Stock-based compensation amortization		5.5			5.5
Excess tax benefits from stock-based compensation		0.1			0.1
Net income			47.3		47.3
Other comprehensive loss, net (a)				(93.4)	(93.4)
Balance, December 31, 2014	$54.6	$952.1	$(1,320.5)	$(243.2)	$(557.0)
Stock-based compensation amortization		5.1			5.1
Excess tax benefits from stock-based compensation		0.3			0.3
Net income			62.1		62.1
Other comprehensive loss, net (a)				(2.1)	(2.1)
Balance, December 31, 2015	$54.6	$957.5	$(1,258.4)	$(245.3)	$(491.6)

(a)	See Note 17, “Accumulated Other Comprehensive Loss,” regarding the changes in the accumulated balances for each component of other comprehensive loss during each of 2015, 2014 and 2013.

See Accompanying Notes to Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62.1	$47.3	$1.6
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	103.2	102.6	76.7
Foreign currency losses from re-measurement	19.5	25.5	5.9
Amortization of debt discount	1.4	1.4	1.3
Stock-based compensation amortization	5.1	5.5	0.2
Goodwill impairment charge	9.7	—	—
Provision for deferred income taxes	31.5	67.9	33.4
Loss on early extinguishment of debt	—	2.0	29.7
Amortization of debt issuance costs	5.7	5.5	3.5
Insurance proceeds for property, plant and equipment	—	—	(13.1)
Gain on sale of certain assets	(6.4)	(2.1)	(2.9)
Pension and other post-retirement cost (income)	19.0	(5.3)	(0.2)
Change in assets and liabilities:
(Increase) decrease in trade receivables	(18.5)	(5.5)	40.1
(Increase) decrease in inventories	(30.6)	9.2	10.2
(Increase) decrease in prepaid expenses and other current assets	(32.6)	4.5	(12.3)
Increase in accounts payable	34.9	0.2	19.1
Increase (decrease) in accrued expenses and other current liabilities	10.2	(21.5)	(4.5)
Pension and other post-retirement plan contributions	(18.1)	(19.0)	(18.5)
Purchases of permanent displays	(47.4)	(45.3)	(44.5)
Other, net	6.6	1.1	(2.4)
Net cash provided by operating activities	155.3	174.0	123.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(48.3)	(55.5)	(28.6)
Business acquisitions, net of cash acquired	(41.7)	—	(627.6)
Insurance proceeds for property, plant and equipment	—	—	13.1
Proceeds from the sale of certain assets	6.2	3.4	3.7
Net cash used in investing activities	(83.8)	(52.1)	(639.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings and overdraft	23.0	(4.7)	(6.3)
Repayment under the Amended and Restated Senior Subordinated Term Loan	—	(58.4)	—
Repayments under the Acquisition Term Loan	(19.3)	(7.0)	—
Prepayments under the 2011 Term Loan	(12.1)	—	—
Borrowings under the Acquisition Term Loan	—	—	698.3
Proceeds from the issuance of the 5¾% Senior Notes	—	—	500.0
Repayment of the 9¾% Senior Secured Notes	—	—	(330.0)
Repayments under the 2011 Term Loan	—	—	(113.0)
Repayment of Contributed Loan	—	—	(48.6)
Payment of financing costs	—	(1.8)	(48.8)
Other financing activities	(3.7)	(3.2)	(2.6)
Net cash (used in) provided by financing activities	(12.1)	(75.1)	649.0
Effect of exchange rate changes on cash and cash equivalents	(7.8)	(15.6)	(5.1)
Net increase in cash and cash equivalents	51.6	31.2	127.8
Cash and cash equivalents at beginning of period	275.3	244.1	116.3
Cash and cash equivalents at end of period	$326.9	$275.3	$244.1
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$79.9	$85.6	$78.7
Income taxes, net of refunds	25.2	20.9	12.5
See Accompanying Notes to Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Item 1. Financial Statements

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revlon Consumer Products Corporation ("Products Corporation" and together with its subsidiaries, the "Company") is the direct wholly-owned operating subsidiary of Revlon, Inc., which is an indirect majority-owned operating subsidiary of MacAndrews & Forbes Incorporated (together with certain of its affiliates other than the Company, "MacAndrews & Forbes"), a corporation wholly-owned by Ronald O. Perelman. The Company’s vision is to establish Revlon as the quintessential and most innovative beauty company in the world by offering products that make consumers feel attractive and beautiful. We want to inspire our consumers to express themselves boldly and confidently. The Company operates in three reporting segments: the consumer division (“Consumer”); the professional division (“Professional”); and Other (as described below). The Company manufactures, markets and sells worldwide an extensive array of beauty and personal care products, including color cosmetics, hair color, hair care and hair treatments, beauty tools, men's grooming products, anti-perspirant deodorants, fragrances, skincare and other beauty care products. The Company’s principal customers for its products in the Consumer segment include large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, the Internet/e-commerce, television shopping, department stores, one-stop shopping beauty retailers, specialty cosmetics stores and perfumeries in the U.S. and internationally. The Company's principal customers for its products in the Professional segment include hair and nail salons and distributors to professional salons in the U.S. and internationally.
Effective in the second quarter of 2015, the Company has a third reporting segment, Other, which includes the operating results of certain brands that our chief operating decision maker reviews on a stand-alone basis. The results included within the Other segment include the operating results and purchase accounting for the Company's April 2015 acquisition of the CBBeauty Group and certain of its related entities (collectively "CBB" and such transaction, the "CBB Acquisition"). CBB develops, manufactures, markets and distributes fragrances and other beauty products under various celebrity, lifestyle and fashion brands licensed from third parties, principally through department stores and selective distribution in international territories. The results included within the Other segment are not material to the Company's consolidated results of operations. Refer to Note 2, "Business Combinations," for further details related to the CBB Acquisition.
The accompanying Consolidated Financial Statements include the Company's accounts after the elimination of all material intercompany balances and transactions. Certain prior year amounts have been reclassified to conform to the current year presentation.
The preparation of the Company's Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Consolidated Financial Statements in the period they are determined to be necessary. Significant estimates made in the accompanying Consolidated Financial Statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, trade support costs, certain assumptions related to the valuation of acquired intangible and long-lived assets and the recoverability of goodwill, intangible and long-lived assets, income taxes, including deferred tax valuation allowances and reserves for estimated tax liabilities, restructuring costs, certain estimates and assumptions used in the calculation of the net periodic benefit (income) costs and the projected benefit obligations for the Company’s pension and other post-retirement plans, including the expected long-term return on pension plan assets and the discount rate used to value the Company’s pension benefit obligations.
Discontinued Operations Presentation
As a result of the Company's decision on December 30, 2013 to exit its direct manufacturing, warehousing and sales business operations in mainland China, the Company has reported the results of its former China operations within (loss) income from discontinued operations, net of taxes in the Company's Consolidated Statements of Income and Comprehensive Income (Loss) for all periods presented. See Note 4, "Discontinued Operations," for further discussion.
Cash and Cash Equivalents:
Cash equivalents are primarily investments in high-quality, short-term money market instruments with original maturities of three months or less and are carried at cost, which approximates fair value. Cash equivalents were $1.6 million and $6.3 million as of December 31, 2015 and 2014, respectively. Accounts payable includes $19.5 million and $2.2 million of outstanding checks not yet presented for payment at December 31, 2015 and 2014, respectively.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Trade Receivables:
Trade receivables represent payments due to the Company for previously recognized net sales, reduced by an allowance for doubtful accounts for balances which are estimated to be uncollectible at December 31, 2015 and 2014, respectively. The Company grants credit terms in the normal course of business to its customers. Trade credit is extended based upon periodically updated evaluations of each customer's ability to perform its payment obligations. The Company does not normally require collateral or other security to support credit sales. The allowance for doubtful accounts is determined based on historical experience and ongoing evaluations of the Company's receivables and evaluations of the risks of payment. The allowance for doubtful accounts is recorded against trade receivable balances when they are deemed uncollectible. Recoveries of trade receivables previously reserved are recorded in the consolidated statements of income and comprehensive income (loss) when received. At December 31, 2015 and 2014, the Company's three largest customers accounted for an aggregate of approximately 27% and 31%, respectively, of the Company's outstanding trade receivables.

Inventories:
Inventories are stated at the lower of cost or market value. Cost is based on standard cost and production variances, which approximates actual cost on the first-in, first-out method. Cost components include direct materials, direct labor and direct overhead, as well as in-bound freight. The Company records adjustments to the value of inventory based upon its forecasted plans to sell products included in inventory, as well as planned product discontinuances. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company's estimates and expectations.

Property, Plant and Equipment and Other Assets:
Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets as follows: land improvements, 20 to 30 years; buildings and improvements, 5 to 50 years; machinery and equipment, 3 to 15 years; office furniture and fixtures, 3 to 15 years; and capitalized software, 2 to 10 years. Leasehold improvements and building improvements are amortized over their estimated useful lives or the terms of the leases or remaining life of the original structure, respectively, whichever is shorter. Repairs and maintenance are charged to operations as incurred, and expenditures for additions and improvements are capitalized. See Note 7, “Property, Plant and Equipment" for further discussion.
Included in other assets are permanent wall displays amounting to $65.6 million and $63.3 million as of December 31, 2015 and 2014, respectively, which are amortized generally over a period of 1 to 3 years. In the event of product discontinuances, from time to time the Company may accelerate the amortization of related permanent wall displays based on the estimated remaining useful life of the asset. Amortization expense for permanent wall displays was $41.3 million, $42.5 million and $39.2 million for 2015, 2014 and 2013, respectively. The Company has also included, in other assets, net deferred financing costs related to the issuance of the Company’s debt instruments amounting to $21.3 million and $26.9 million as of December 31, 2015 and 2014, respectively, which are amortized over the terms of the related debt instruments using the effective-interest method.
Long-lived assets, including property, plant and equipment and finite-lived intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the undiscounted future cash flows (excluding interest) resulting from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. In connection with integrating Colomer into the Company's business, the Company determined it would implement a company-wide, SAP enterprise resource planning system. As a result, the Company recognized a $5.9 million impairment charge related to in-progress capitalized software development costs during the year ended December 31, 2013 which was included as a component of acquisition and integration costs for 2013 in the Company's Consolidated Statements of Income and Comprehensive Income (Loss). There were no significant impairment to long-lived assets during the years ended December 31, 2015 and 2014.

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

For 2015, in assessing whether goodwill was impaired in connection with its annual impairment test performed as of September 30th, the Company utilized the two-step process as prescribed by Accounting Standards Codification ("ASC") 350, Intangibles - Goodwill and Other. In the first step of this test, the Company compared the fair value of each of the Company's four reporting units, determined based upon discounted estimated future cash flows, to the carrying amount of such reporting unit, including goodwill. Where the fair value of such reporting unit exceeded the carrying amount, no further work was required and no impairment loss was recognized. Where the carrying amount of the reporting unit exceeded the fair value, the goodwill of the reporting unit was considered potentially impaired and the Company performed step two of the goodwill impairment test to measure the amount of the impairment loss. As a result of the annual impairment test, the Company recognized a $9.7 million non-cash goodwill impairment charge in the fourth quarter of 2015.
For 2014 and 2013, the Company performed qualitative assessments to determine whether it would be necessary to perform the two-step goodwill impairment test and to assess the Company's indefinite-lived intangible assets for indicators of impairment, and in each case determined that it is more likely than not that the fair value of each of the Company's reporting units and indefinite-lived intangible assets exceeded their carrying amounts for such reporting years. The Company did not record any impairment of goodwill during the years ended December 31, 2014 or 2013 as a result of its annual impairment test.
See Note 2, “Business Combinations” and Note 8, “Goodwill and Intangible Assets, Net” for further discussion of the Company's goodwill and annual impairment test.

Intangible Assets, net:
Intangible Assets, net, include trade names and trademarks, customer relationships, patents and internally developed intellectual property ("IP") and acquired licenses. Indefinite-lived intangible assets, consisting of certain trade names, are not amortized, but rather are tested for impairment annually on September 30th, similar to goodwill, and the Company recognizes an impairment if the carrying amount of its intangible assets exceeds its fair value. Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The Company writes off the gross carrying amount and accumulated amortization for intangible assets in the year in which the asset becomes fully amortized. Finite-lived intangible assets are considered for impairment upon the occurrence of certain “triggering events” and the Company recognizes an impairment if the carrying amount of the asset group intangible asset exceeds the Company's estimate of its undiscounted future cash flows. There was no impairment of intangible assets in 2015, 2014 or 2013.
See Note 2, “Business Combinations” and Note 8, “Goodwill and Intangible Assets, Net” for further discussion of the Company's intangible assets, including a summary of finite-lived and indefinite-lived intangible assets.

Revenue Recognition and Sales Returns:
The Company's policy is to recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable. The Company records revenue from the sale of its products when risk of loss and title to the product transfers to the customer. Net sales are comprised of gross revenues less expected product returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions and coupons. These incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive.
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

Cost of Sales:
Cost of sales includes all of the costs to manufacture the Company's products. For products manufactured in the Company's own facilities, such costs include raw materials and supplies, direct labor and factory overhead. For products manufactured for the Company by third-party contractors, such cost represents the amounts invoiced by the contractors. Cost of sales also includes the cost of refurbishing products returned by customers that will be offered for resale and the cost of inventory write-downs associated with adjustments of held inventories to their net realizable value. These costs are reflected in the Company’s consolidated statements of income (loss) and comprehensive income (loss) when the product is sold and net sales revenues are recognized or,

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

in the case of inventory write-downs, when circumstances indicate that the carrying value of inventories is in excess of their recoverable value. Additionally, cost of sales reflects the costs associated with any free products included as sales and promotional incentives. These incentive costs are recognized on the later of the date that the Company recognizes the related revenue or the date on which the Company offers the incentive.

Selling, General and Administrative Expenses:
Selling, general and administrative (“SG&A”) expenses include expenses to advertise the Company's products, such as television advertising production costs and air-time costs, print advertising costs, digital marketing costs, promotional displays and consumer promotions. SG&A expenses also include the amortization of permanent wall displays and finite-lived intangible assets, depreciation of certain fixed assets, distribution costs (such as freight and handling), non-manufacturing overhead (principally personnel and related expenses), selling and trade educations fees, insurance and professional service fees.

Advertising:
Advertising within SG&A expenses includes television, print, digital marketing and other advertising production costs which are expensed the first time the advertising takes place. The costs of promotional displays are expensed in the period in which they are shipped to customers. Advertising expenses were $375.1 million, $383.2 million and $278.5 million for 2015, 2014 and 2013, respectively, and were included in SG&A expenses in the Company's Consolidated Statements of Income and Comprehensive Income (Loss). The Company also has various arrangements with customers pursuant to its trade terms to reimburse them for a portion of their advertising costs, which provide advertising benefits to the Company. Additionally, from time to time the Company may pay fees to customers in order to expand or maintain shelf space for its products. The costs that the Company incurs for "cooperative" advertising programs, end cap placement, shelf placement costs, slotting fees and marketing development funds, if any, are expensed as incurred and are recorded as a reduction within net sales.

Distribution Costs:
Costs associated with product distribution, such as freight and handling costs, are recorded within SG&A expenses when incurred. Distribution costs were $80.2 million, $84.9 million and $66.5 million for 2015, 2014 and 2013, respectively.

Income Taxes:
Income taxes are calculated using the asset and liability method. Under this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognizes the effect of a change in income tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date. The Company records valuation allowances to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.
The Company recognizes a tax position in its financial statements when it is more likely than not that the position will be sustained upon examination, based on the merits of such position. The Company recognizes liabilities for unrecognized tax positions in the U.S. and other tax jurisdictions based on an estimate of whether and the extent to which additional taxes will be due. If payment of these amounts is ultimately not required, the reversal of the liabilities would result in additional tax benefits recognized in the period in which the Company determines that the liabilities are no longer required. If the estimate of tax liabilities is ultimately less than the final assessment, this will result in a further charge to expense. The Company recognizes interest and penalties related to income tax matters in income tax expense.

Research and Development:
Research and development expenditures are expensed as incurred and included within SG&A expenses. The amounts charged in 2015, 2014 and 2013 for research and development expenditures were $31.2 million, $31.6 million and $26.9 million, respectively.

Foreign Currency Translation:
Assets and liabilities of foreign operations, whose functional currency is the local currency, are translated into U.S. Dollars at the rates of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rates prevailing during each period presented. Gains and losses resulting from foreign currency transactions are included in the results of operations. Gains and losses resulting from translation of financial statements of foreign subsidiaries and branches operating in non-hyperinflationary economies are recorded as a component of accumulated other comprehensive loss until either the sale or upon the complete or substantially complete liquidation by the Company of its investment in a foreign entity. To the

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

extent that foreign subsidiaries and branches operate in hyperinflationary economies, non-monetary assets and liabilities are translated at historical rates and translation adjustments are included in the Company's results of operations.
Venezuela - Highly-Inflationary Economy: Effective January 1, 2010, Venezuela was designated as a highly inflationary economy under U.S. GAAP. As a result, beginning January 1, 2010, the U.S. Dollar is the functional currency for the Company’s subsidiary in Venezuela (“Revlon Venezuela”). As Venezuela is designated as highly inflationary, foreign currency translation adjustments of Revlon Venezuela’s balance sheet have been reflected in the Company's earnings.
Venezuela - Foreign Currency Restrictions: Foreign currency restrictions enacted by the Venezuelan government since 2003 have become more restrictive and have had an impact on Revlon Venezuela’s ability to obtain U.S. Dollars in exchange for Venezuelan Bolivars ("Bolivars") at the official foreign exchange rates from the Venezuelan government and its foreign exchange commission, the Comisión de Administracion de Divisas (“CADIVI”). In May 2010, the Venezuelan government took control over the previously freely-traded foreign currency exchange market and, in June 2010, replaced it with a new foreign currency exchange system, the Sistema de Transacciones en Moneda Extranjera (“SITME”). In the second quarter of 2011, the Company began using a SITME rate of 5.5 Bolivars per U.S. Dollar (the "SITME Rate") to translate Revlon Venezuela’s financial statements, as this was the rate at which the Company accessed U.S. Dollars in the SITME market during this period. Through December 31, 2012, the Company continued using the SITME Rate to translate Revlon Venezuela’s financial statements.
Venezuela - 2013 Foreign Currency Devaluation: In February 2013, the Venezuelan government announced the devaluation of Bolivars relative to the U.S. Dollar, changing the official exchange rate to 6.3 Bolivars per U.S. Dollar (the "Official Rate"). The Venezuelan government also announced that the SITME currency market administered by the central bank would be eliminated, and as a result, the Company began using the Official Rate to translate Revlon Venezuela’s financial statements beginning in 2013. To reflect the impact of the foreign currency devaluation, the Company recorded a foreign currency loss of $0.6 million in earnings in the first quarter of 2013 as a result of the required re-measurement of Revlon Venezuela’s monetary assets and liabilities.
Venezuela - 2014 Foreign Currency Devaluation: In January 2014, the Venezuela government announced that the CADIVI would be replaced by the government-operated National Center of Foreign Commerce (the "CENCOEX"), and indicated that the Sistema Complementario de Administración de Divisas (“SICAD”) market would continue to be offered as an alternative foreign currency exchange. Additionally, a parallel foreign currency exchange system, SICAD II, started functioning in March 2014 and allowed companies to apply for the purchase of foreign currency and foreign currency denominated securities for any legal use or purpose. Throughout 2014, the Company exchanged Bolivars for U.S. Dollars to the extent permitted through the various foreign currency markets available based on its ability to participate in those markets. Prior to June 30, 2014, the Company utilized the Official Rate. Following a consideration of the Company's specific facts and circumstances, which included its legal ability and intent to participate in the SICAD II exchange market to import finished goods into Venezuela, the Company determined that it was appropriate to utilize the SICAD II rate of 53 Bolivars per U.S. Dollar (the "SICAD II Rate") to translate Revlon Venezuela’s financial statements beginning on June 30, 2014. As a result, the Company recorded a foreign currency loss of $6.0 million in the second quarter of 2014 related to the required re-measurement of Revlon Venezuela’s monetary assets and liabilities.

Venezuela - 2015 Foreign Currency Devaluation: In February 2015, the Venezuela government introduced a new foreign currency exchange platform, the Marginal Currency System ("SIMADI"), which created a third new mechanism to exchange Bolivars for U.S. Dollars through private brokers. SIMADI replaced the SICAD II system and started operating on February 12, 2015. As a result, the Company considered its specific facts and circumstances in order to determine the appropriate rate of exchange to translate Revlon Venezuela’s financial statements. Through December 31, 2015, the Company has not participated in the SIMADI exchange market; however, given the elimination of the SICAD II system, the Company determined that it was appropriate to use the SIMADI rate of 193 Bolivars per U.S. Dollar (the "SIMADI Rate") to translate Revlon Venezuela’s balance sheet beginning on March 31, 2015.
As a result of the change from the SICAD II Rate to the SIMADI Rate, on March 31, 2015 the Company was required to re-measure all of Revlon Venezuela’s monetary assets and liabilities at the SIMADI Rate. The Company recorded a foreign currency loss of $1.9 million in the first quarter of 2015 as a result of the required re-measurement of Revlon Venezuela’s balance sheet. During the second quarter of 2015, the Company exited its business operations in Venezuela and changed to a distributor model.
Classes of Stock:
Products Corporation designated 1,000 shares of preferred stock as the "RCPC Preferred Stock", of which 546 shares were outstanding as of December 31, 2015 and all of which are held by Revlon, Inc. The holder of the RCPC Preferred Stock is not entitled to receive any dividends. The RCPC Preferred Stock is entitled to a liquidation preference of $100,000 per share before any distribution is made to the holder of Products Corporation's common stock. The holder of the RCPC Preferred Stock does not have any voting rights, except as required by law. The RCPC Preferred Stock may be redeemed at any time by Products Corporation, as its option, for $100,000 per share. However, the terms of Products Corporation's various debt agreements currently restrict Products Corporation's ability to effect such redemption.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Stock-Based Compensation:
The Company recognizes stock-based compensation costs for its restricted stock, measured at the fair value of each award at the time of grant, as an expense over the period during which an employee is required to provide service. Upon the vesting of restricted stock, any resulting tax benefits are recognized in additional paid-in-capital. Any resulting tax deficiencies are recognized in the consolidated statements of income and comprehensive income (loss) as tax expense to the extent that the tax deficiency amount exceeds any existing additional paid-in-capital resulting from previously realized excess tax benefits from previous awards. The Company reflects such excess tax benefits as cash flows from financing activities in the consolidated statements of cash flows.

Derivative Financial Instruments:
The Company is exposed to certain risks relating to its ongoing business operations. The Company uses derivative financial instruments, including: (i) foreign currency forward exchange contracts (“FX Contracts”) intended for the purpose of managing foreign currency exchange risk by reducing the effects of fluctuations in foreign currency exchange rates on the Company’s net cash flows; and (ii) interest rate hedging transactions intended for the purpose of managing interest rate risk associated with Products Corporation’s variable rate indebtedness.
Foreign Currency Forward Exchange Contracts
Products Corporation enters into FX Contracts primarily to hedge the anticipated net cash flows resulting from inventory purchases and intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. The Company does not apply hedge accounting to its FX Contracts. The Company records FX Contracts in its consolidated balance sheet at fair value and immediately recognizes changes in fair value in earnings. Fair value of the Company’s FX Contracts is determined by using observable market transactions of spot and forward rates. See Note 13, “Financial Instruments” for further discussion of the Company's FX Contracts.
Interest Rate Swap
In November 2013, Products Corporation executed the 2013 Interest Rate Swap (as hereinafter defined), which has been designated as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments related to its Acquisition Term Loan (as hereinafter defined). The Company records changes in the fair value of cash flow hedges that are designated as effective instruments as a component of accumulated other comprehensive loss. The Company immediately recognizes any ineffectiveness in such cash flow hedges in earnings. The Company recognizes gains and losses deferred in accumulated other comprehensive loss in current-period earnings when earnings are affected by the variability of cash flows of the hedged forecasted transaction.  See Note 13, “Financial Instruments” for further discussion of the Company's 2013 Interest Rate Swap.
Recently Adopted Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which changes the requirements for reporting discontinued operations under Accounting Standards Codification Topic 205. Under ASU No. 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The standard states that a strategic shift could include a disposal of: (i) a major geographical area of operations; (ii) a major line of business; (iii) a major equity method investment; or (iv) other major parts of an entity. ASU No. 2014-08 no longer precludes presentation as a discontinued operation if: (i) there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations; or (ii) there is significant continuing involvement with a component after its disposal. Additional disclosures about discontinued operations are also required. The guidance is effective for annual periods beginning on or after December 15, 2014, and is applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The Company adopted ASU No. 2014-08 on a prospective basis beginning on January 1, 2015, and such adoption did not have an impact on the Company's results of operations, financial condition and/or financial statement disclosures.
Recently Issued Accounting Pronouncements
In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," which requires deferred income tax assets and liabilities to be classified as noncurrent within a company's balance sheet. Currently, the Company is required to separate deferred income tax assets and liabilities into current and noncurrent amounts on its classified balance sheet, and this update will simplify the presentation by requiring a single, noncurrent amount. The guidance is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

No. 2015-17 beginning on January 1, 2016 and the adoption of the new guidance is not expected to have a material impact on the Company’s results of operations, financial condition and financial statement disclosures.
In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments," which eliminates the current requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The guidance is effective for annual periods beginning after December 15, 2015, with early adoption permitted. The Company adopted ASU No. 2015-16 beginning on January 1, 2016 and the adoption of the new guidance is not expected to have a material impact on the Company’s results of operations, financial condition and/or financial statement disclosures.
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
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires debt issuance costs to be presented in the financial statements as a deduction from the corresponding debt liability, consistent with the presentation of debt discounts. The guidance is effective for annual periods beginning after December 15, 2015, with early adoption permitted, and is to be applied retrospectively. The Company adopted ASU No. 2015-03 beginning on January 1, 2016 and the adoption of the new guidance is not expected to have a material impact on the Company’s results of operations, financial condition and/or financial statement disclosures.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which supersedes the revenue recognition requirements in the ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of ASU No. 2014-09 is for companies to recognize revenue from the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. The guidance is effective for annual and interim periods beginning after December 15, 2017, with early adoption prohibited. The Company expects to adopt ASU No. 2014-09 beginning January 1, 2018 and is in the process of assessing the impact that the new guidance will have on the Company's results of operations, financial condition and financial statement disclosures.
In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," that will explicitly require management to assess an entity's ability to continue as a going concern and to provide related footnote disclosures if conditions give rise to substantial doubt. According to ASU No. 2014-15, substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. The likelihood threshold of "probable", similar to its current use in U.S. GAAP for loss contingencies, will be used to define substantial doubt. Disclosures will be required under ASU No. 2014-15 if conditions give rise to substantial doubt, including whether and how management's plans will alleviate the substantial doubt. The guidance is effective for annual periods beginning after December 15, 2015, with early adoption prohibited. The Company adopted ASU No. 2014-15 beginning January 1, 2016 and the adoption of the new guidance is not expected to have a material impact on the Company’s results of operations, financial condition and/or financial statement disclosures.

2. BUSINESS COMBINATIONS
The CBBeauty Group Acquisition
On April 21, 2015 (the "CBB Acquisition Date"), the Company completed the CBB Acquisition for a total cash consideration of $48.6 million. CBB develops, manufactures, markets and distributes fragrances and other beauty products under various celebrity, lifestyle and fashion brands licensed from third parties, principally through department stores and selective distribution in international territories. On the CBB Acquisition Date, the Company used cash on hand to pay approximately 70% of the total cash consideration, or $34.6 million. The remaining $14.0 million of the total cash consideration is payable in equal annual installments over 4 years from the CBB Acquisition Date, subject to the selling shareholders' compliance with certain service conditions. These remaining installments are recorded as a component of SG&A expenses ratably over the 4-year installment

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

period. CBB is expected to provide the Company with a platform to develop the Company's presence in the fragrance category. The results of operations of the CBB business are included in the Company’s Consolidated Financial Statements commencing on the CBB Acquisition Date. Pro forma results of operations have not been presented, as the impact of the CBB Acquisition on the Company’s consolidated financial results is not material.
The Company accounted for the CBB Acquisition as a business combination during the second quarter of 2015. The table below summarizes the allocation of the total consideration of $34.6 million paid on the CBB Acquisition Date, as well as adjustments for changes in working capital during the third quarter of 2015, with resulting goodwill, as follows:

	Amounts recognized at April 21, 2015 (Provisional)(a)	Measurement Period Adjustments	Amounts recognized at April 21, 2015 (Adjusted)
Total Tangible Net Assets Acquired (b)	$3.9	$(1.6)	$2.3
Purchased Intangible Assets (c)	11.9	0.2	12.1
Goodwill	18.8	0.7	19.5
Total consideration transferred	$34.6	$(0.7)	$33.9
(a) As previously reported in Revlon, Inc.'s second quarter 2015 Form 10-Q.

(b) Total net assets acquired in the CBB Acquisition are comprised primarily of inventory, trade receivables and accounts payable.

(c) Purchased intangible assets include customer networks valued at $7.0 million, distribution rights valued at $3.5 million and trade names valued at $1.6 million, with weighted average remaining useful lives of 14, 5 and 8 years, respectively.
In determining the estimated fair values of net assets acquired and resulting goodwill related to the CBB Acquisition, the Company considered, among other factors, the analysis of CBB's historical financial performance and an estimate of the future performance of the acquired business, as well as market participants' intended use of the acquired assets. Both the intangible assets acquired and goodwill are not deductible for income tax purposes.
Other Acquisitions Completed in 2015
The Company also completed the following acquisitions during 2015:

	Purchase Consideration	Total Net Assets Acquired	Purchased Intangible Assets	Goodwill
American Crew and Revlon Professional Distribution Rights - Australia (1)	$4.4	$1.4	$2.9	$—
Cutex U.S. (2)	8.1	1.0	5.2	1.9
Total	$12.5	$2.4	$8.1	$1.9

(1)
In March 2015, the Company re-acquired rights to distribute its American Crew and Revlon Professional brands in Australia. The Company acquired customer relationships valued at $2.9 million, with weighted average remaining useful lives of 10 years.

(2)
In October 2015, the Company acquired the U.S. Cutex business and related assets from Cutex Brands, LLC (the "Cutex Acquisition"). The Company acquired inventory at fair value of approximately $1.0 million, trade names valued at $3.6 million and customer relationships valued at $1.6 million, with weighted average remaining useful lives of 10 years.

The results of operations of these acquisitions are included in the Company's statement of income (loss) commencing on each respective acquisition date. The American Crew and Revlon Professional distribution rights acquisition is included within the Company's Professional segment and the Cutex U.S. acquisition is included within the Company's Consumer segment. The results of operations of these acquisitions did not have a material impact on the Company's results of operations for 2015.
The Colomer Acquisition
On October 9, 2013 (the "Colomer Acquisition Date"), Products Corporation completed its acquisition of The Colomer Group Participations, S.L. ("Colomer" and the "Colomer Acquisition"), a Spanish company now known as Beautyge Participations, S.L., which primarily manufactures, markets and sells professional products to hair and nail salons and distributors to professional salons under brands such as Revlon Professional, CND, including CND Shellac, and American Crew, as well as retail and multi-cultural product lines, including under the Creme of Nature brand. The cash purchase price for the Colomer Acquisition was $664.5

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

million, which Products Corporation financed with proceeds from the Acquisition Term Loan under the Amended Term Loan Facility (both as hereinafter defined). The Colomer Acquisition provides the Company with broad brand, geographic and retailer diversification and substantially expands the Company's business, providing both distribution into new retailers and cost synergy opportunities.
The results of operations of the Colomer business have been included, in the Company’s Consolidated Financial Statements, commencing on the Colomer Acquisition Date.
For 2015, 2014 and 2013, respectively, the Company incurred acquisition and integration costs related to the Colomer Acquisition, summarized as follows:

	Year Ended December 31,
	2015	2014	2013
Acquisition costs	$—	$0.5	$12.9
Integration costs	2.1	5.9	12.5
Total acquisition and integration costs	$2.1	$6.4	$25.4
There were no acquisition costs in 2015 related to the Colomer Acquisition. Acquisition costs in 2014 and 2013 primarily included legal fees related to the Colomer Acquisition.
Integration costs consist of non-restructuring costs related to integrating Colomer's operations into the Company's business. Integration costs incurred during 2015 primarily included legal and professional fees. Integration costs incurred during 2014 primarily included employee-related costs related to management changes and audit-related fees. For 2013, integration costs primarily related to an impairment of in-progress capitalized software development costs, as well as employee-related costs due to management changes.
Purchase Price Allocation
The Company accounted for the Colomer Acquisition as a business combination during the fourth quarter of 2013. The table below summarizes the amounts recognized for assets acquired and liabilities assumed as of the Colomer Acquisition Date, as well as adjustments made in 2014 after the Colomer Acquisition Date to the amounts initially recorded in 2013 (the "Measurement Period Adjustments"). Accordingly, the Company retrospectively adjusted its consolidated balance sheet as of December 31, 2013 to reflect these Measurement Period Adjustments. The Measurement Period Adjustments did not have a material impact on the Company's Consolidated Statements of Income and Comprehensive Income (Loss) for 2014.
The Company recorded the total consideration of $664.5 million based on the respective estimated fair values of the net assets acquired on the Colomer Acquisition Date with resulting goodwill, as follows:

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

	Amounts Previously Recognized as of October 9, 2013 (Provisional) (a)	Measurement Period Adjustments	Amounts Recognized as of Colomer Acquisition Date (Adjusted)
Cash and cash equivalents	$36.9	$—	$36.9
Trade receivables	83.9	—	83.9
Inventories	75.1	—	75.1
Prepaid expenses and other	31.3	—	31.3
Property, plant and equipment	96.7	—	96.7
Intangible assets(b)	292.7	5.4	298.1
Goodwill(b)(c)	255.7	(2.4)	253.3
Deferred tax asset - noncurrent	53.1	—	53.1
Other assets(c)	1.9	3.9	5.8
Total assets acquired	927.3	6.9	934.2
Accounts payable	48.0	—	48.0
Accrued expenses and other	65.6	—	65.6
Long-term debt	0.9	—	0.9
Long-term pension and other benefit plan liabilities	4.5	—	4.5
Deferred tax liability(b)	123.3	2.1	125.4
Other long-term liabilities(c)	20.5	4.8	25.3
Total liabilities assumed	262.8	6.9	269.7
Total consideration	$664.5	$—	$664.5
(a) As previously reported in Revlon, Inc.'s 2013 and 2014 Annual Reports on Form 10-K.
(b) The Measurement Period Adjustments to intangible assets, deferred tax liability and goodwill in the first quarter of 2014 related to a change in assumptions used to calculate the fair value of an acquired customer relationship intangible asset, which increased the intangible asset by $5.4 million and extended the life of the asset from 10 to 20 years, increased deferred tax liabilities by $2.1 million and resulted in a net decrease to goodwill of $3.3 million.
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
The intangible assets acquired in the Colomer Acquisition, based on the fair values of the identifiable intangible assets, were as follows:

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Unaudited Pro Forma Results
The unaudited pro forma results include the historical consolidated statements of operations of the Company and Colomer, giving effect to the Colomer Acquisition and related financing transactions as if they had occurred on January 1, 2013.
The Company's pro forma consolidated net sales and income from continuing operations, before income taxes for 2013, are presented in the following table:

Unaudited Pro Forma Results
Year Ended December 31, 2013
Net sales	$1,908.9
Income from continuing operations, before income taxes	135.2
The pro forma results, prepared in accordance with U.S. GAAP, include the following pro forma adjustments related to the Colomer Acquisition:
(i) as a result of an $11.1 million fair value adjustment to acquired inventory at the Colomer Acquisition Date, the Company recognized $8.5 million of the increase in cost of sales in its historical 2013 consolidated financial statements. The pro forma adjustments included an adjustment to reverse the $8.5 million recognized in 2013 cost of sales and recognize the full $11.1 million in 2012 cost of sales;
(ii) the pro forma increase in depreciation and amortization expense based on the $14.3 million of fair value adjustments to property, plant and equipment and acquired finite-lived intangible assets recorded in connection with the Colomer Acquisition in 2013;
(iii) the elimination of $9.0 million of goodwill impairment charges recognized by Colomer in 2013;
(iv) the elimination of $25.8 million of acquisition and integration costs recognized by the Company and Colomer in 2013;
(v) the elimination of $3.6 million of Colomer's debt facility fees recognized in 2013, as the debt facility was closed on the Colomer Acquisition Date; and
(vi) the $19.4 million pro forma increase in interest expense and amortization of debt issuance costs in 2013, resulting from the issuance of the Acquisition Term Loan used by Products Corporation to finance the Colomer Acquisition.
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

3. RESTRUCTURING CHARGES
2015 Efficiency Program
In September 2015, the Company initiated certain restructuring actions to drive certain organizational efficiencies across the Company's Consumer and Professional segments (the "2015 Efficiency Program"). These actions, which occurred during 2015 and are planned to occur through 2017, are expected to reduce general and administrative expenses within the Consumer and Professional segments. Of the $9.5 million of restructuring and related charges recognized in 2015 for the 2015 Efficiency Program, $6.0 million related to the Consumer segment and $3.2 million related to the Professional segment, with the remaining charges included within unallocated corporate expenses. The Company expects to recognize total restructuring and related charges for the 2015 Efficiency Program of $10.1 million by the end of 2017, of which $6.1 million relates to the Consumer segment, $3.7 million relates to the Professional segment and the remaining charge relates to unallocated corporate expenses.
A summary of the restructuring and related charges incurred through December 31, 2015 in connection with the 2015 Efficiency Program is presented in the following table:

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Other	Total Restructuring Charges
Charges incurred through December 31, 2015	$9.4	$0.1	$9.5
Total expected charges	$9.5	$0.6	$10.1
The Company expects that cash payments will total approximately $10.3 million in connection with the 2015 Efficiency Program, including $0.2 million for capital expenditures (which capital expenditures are excluded from total restructuring and related charges expected to be recognized for the 2015 Efficiency Program), of which $2.8 million was paid in 2015, $5.8 million is expected to be paid in 2016, and the remaining balance expected to be paid in 2017.
Integration Program
Following Products Corporation's October 2013 Colomer Acquisition, the Company announced in January 2014 that it was implementing actions to integrate Colomer’s operations into the Company’s business, as well as additional restructuring actions identified to reduce costs across the Company’s businesses (all such actions, together, the “Integration Program”).
The Company recognized total restructuring charges, capital expenditures and related non-restructuring costs under the Integration Program of approximately $45 million in the aggregate over the periods described below.
The Integration Program was designed to deliver cost reductions throughout the combined organization by generating synergies and operating efficiencies within the Company’s global supply chain and consolidating offices and back office support, and other actions which were designed to reduce selling, general and administrative ("SG&A") expenses. The Company completed the Integration Program as of December 31, 2015.
The approximately $45 million of total non-restructuring costs, capital expenditures and restructuring charges under the Integration Program referred to above consisted of the following:

1.
$2.1 million, $5.9 million and $12.5 million of non-restructuring integration costs recognized in 2015, 2014 and 2013, respectively. Such costs were reflected within acquisition and integration costs in the Company's Consolidated Statements of Income and Comprehensive Income (Loss) and are related to combining Colomer’s operations into the Company’s business;

2.	Total integration-related capital expenditures of $5.3 million, of which $0.9 million and $4.4 million were paid during 2015 and 2014, respectively; and

3.
Total restructuring and related charges of $18.3 million, of which $(1.8) million and $20.1 million were recognized during 2015 and 2014, respectively. A summary of the restructuring and related charges for the Integration Program incurred through December 31, 2015 are as follows:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Other	Total Restructuring Charges	Inventory Write-offs and Other Manufacturing-Related Costs (a)	Other Charges (b)	Total Restructuring and Related Charges
Charges incurred through December 31, 2014	$17.3	$1.6	$18.9	$0.6	$0.6	$20.1
Charges incurred through December 31, 2015	$(3.4)	$0.6	$(2.8)	$0.7	$0.3	$(1.8)
Total charges	$13.9	$2.2	$16.1	$1.3	$0.9	$18.3

(a)	Inventory write-offs and other manufacturing-related costs are recorded within cost of sales within the Company’s Consolidated Statements of Income and Comprehensive Income (Loss).

(b)	Other charges are recorded within SG&A expenses within the Company’s Consolidated Statements of Income and Comprehensive Income (Loss).
During 2015, the Company recorded a $1.8 million benefit related to a change in estimate in connection with the Integration Program, of which $3.1 million is related to the Consumer segment, partially offset by additional charges of $1.3 million related to the Professional segment. During 2014, the Company recorded $20.1 million of charges related to the Integration Program, of which $10.2 million related to the Consumer segment and $9.9 million related to the Professional segment.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The Company expects that cash payments related to the restructuring and related charges in connection with the Integration Program will total approximately $18 million, of which $6.7 million was paid during 2015 and $9.6 million was paid during 2014. The remaining balance is expected to be paid in 2016.
December 2013 Program
In December 2013, the Company announced restructuring actions that included exiting its direct manufacturing, warehousing and sales business operations in mainland China, as well as implementing other immaterial restructuring actions outside the U.S. that are expected to generate operating efficiencies (the "December 2013 Program"). These restructuring actions resulted in the Company eliminating approximately 1,100 positions in 2014, primarily in China, which included eliminating in the first quarter of 2014 approximately 940 beauty advisors retained indirectly through a third-party agency. The charges incurred for the December 2013 Program relate entirely to the Consumer segment.
A summary of the restructuring and related charges incurred through 2015 in connection with the December 2013 Program are presented in the following table:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Other	Total Restructuring Charges	Allowances and Returns	Inventory Write-offs	Other Charges	Total Restructuring and Related Charges
Charges incurred through December 31, 2014	$8.6	$0.3	$8.9	$6.5	$3.1	$0.4	$18.9
Charges incurred through December 31, 2015	$—	$—	$—	$—	$—	$—	$—
Total expected charges	$8.6	$0.3	$8.9	$6.5	$3.1	$0.4	$18.9
The Company expects net cash payments related to the December 2013 Program to total approximately $17 million, of which nil was paid in 2015, $15.5 million was paid during 2014 and $0.1 million was paid in 2013. The remaining balance is expected to be paid in 2016.
Other Immaterial Actions
In 2015, the Company recorded $3.9 million of restructuring and related charges for other immaterial restructuring actions within both the Consumer and Professional segments, primarily related to exit and disposal costs associated with the Company's Hong Kong subsidiary.
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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Restructuring Reserve
The related liability balance and activity for each of the Company's restructuring programs, as summarized above, are presented in the following table:

				Utilized, Net
	Balance Beginning of Year	(Income) Expense, Net	Foreign Currency Translation	Cash	Non-cash	Balance End of Year
2015
2015 Efficiency Program:
Employee severance and other personnel benefits	$—	$9.4	$—	$(2.8)	$—	$6.6
Other	—	0.1	—	—	—	0.1
Integration Program:
Employee severance and other personnel benefits	9.6	(3.4)	(0.2)	(5.2)	—	0.8
Other	0.1	0.6	—	(0.6)	—	0.1
December 2013 Program:
Employee severance and other personnel benefits	1.2	—	—	—	—	1.2
Other	—	—	—	—	—	—
Other immaterial actions:
Employee severance and other personnel benefits	3.1	1.7	(0.1)	(2.4)	—	2.3
Other	—	2.1	—	(1.4)	—	0.7
Total restructuring reserve	$14.0	$10.5	$(0.3)	$(12.4)	$—	$11.8

2014
Integration Program:
Employee severance and other personnel benefits	$—	$17.3	$(0.1)	$(7.6)	$—	$9.6
Other	—	1.6	—	(1.2)	(0.3)	0.1
December 2013 Program:
Employee severance and other personnel benefits	9.0	(0.5)	(0.2)	(7.3)	0.2	1.2
Other	0.5	(0.2)	—	(0.3)	—	—
Other immaterial actions:
Employee severance and other personnel benefits (a)	2.7	5.0	(0.2)	(4.5)	0.1	3.1
Other (a)	1.5	0.2	—	(1.7)	—	—
Total restructuring reserve	$13.7	$23.4	$(0.5)	$(22.6)	$—	$14.0

Gain on sale of property, plant and equipment for 2014 other immaterial actions		(2.6)
Portion of restructuring benefits recorded within (loss) income from discontinued operations (b)		0.5
Total restructuring charges and other, net, from continuing operations		$21.3

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(a) Includes reserve of $4.2 million remaining at the end of 2013 related to the Company's exit of its then-owned manufacturing facility in France and its then-leased manufacturing facility in Maryland; rightsizing its organizations in France and Italy; and realigning its operations in Latin America and Canada, or the "September 2012 Program."
(b) Refer to Note 4, "Discontinued Operations" for additional information regarding the Company's exit of its direct manufacturing, warehousing and sales business operations in mainland China.
As of December 31, 2015, $11.8 million of the restructuring reserve balance was included within accrued expenses and other in the Company's Consolidated Balance Sheet. At December 31, 2014, $13.7 million of the restructuring reserve balance was included within accrued expenses and other and $0.3 million was included within other long-term liabilities in the Company's Consolidated Balance Sheet.

4. DISCONTINUED OPERATIONS
On December 30, 2013, the Company announced that it was implementing the December 2013 Program, which primarily included exiting its direct manufacturing, warehousing and sales business operations in mainland China (refer to Note 3, "Restructuring Charges - December 2013 Program").
The results of the China discontinued operations are included within (loss) income from discontinued operations, net of taxes, and relate entirely to the Consumer segment. The summary comparative financial results of discontinued operations are as follows:

	Year Ended December 31,
	2015	2014	2013
Net sales	$—	$2.6	$13.8
(Loss) income from discontinued operations, before taxes	(3.2)	1.5	(30.8)
Provision for income taxes	—	0.2	(0.4)
(Loss) income from discontinued operations, net of taxes	(3.2)	1.3	(30.4)

(a)	Net sales during 2014 include favorable adjustments to sales returns related to the Company's exit of its direct manufacturing, warehousing and sales business operations in mainland China.

(b)
Included in loss from discontinued operations, before taxes for 2013 are $20.0 million of restructuring and related charges related to the December 2013 Program. Refer to Note 3, "Restructuring Charges - December 2013 Program," for related disclosures.

Assets and liabilities of the China discontinued operations included in the Consolidated Balance Sheets consist of the following:

	December 31, 2015	December 31, 2014
Cash and cash equivalents	$2.0	$2.4
Trade receivables, net	0.2	0.2
Total current assets	2.2	2.6
Total assets	$2.2	$2.6

Accounts payable	$0.7	$0.2
Accrued expenses and other	3.6	3.9
Total current liabilities	4.3	4.1
Total liabilities	$4.3	$4.1

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

5. INVENTORIES

	December 31,
	2015	2014
Raw materials and supplies	$58.2	$47.2
Work-in-process	8.3	9.0
Finished goods	117.3	100.4
	$183.8	$156.6

6. PREPAID EXPENSES AND OTHER

	December 31,
	2015	2014
Prepaid expenses	$18.2	$17.3
Other	35.1	27.3
	$53.3	$44.6

7. PROPERTY, PLANT AND EQUIPMENT

	December 31,
	2015	2014
Land and improvements	$10.7	$11.7
Building and improvements	84.7	83.9
Machinery, equipment and capital leases	213.0	198.7
Office furniture, fixtures and capitalized software	118.1	104.2
Leasehold improvements	29.0	28.1
Construction-in-progress	31.5	35.9
Property, plant and equipment, gross	487.0	462.5
Accumulated depreciation and amortization	(271.7)	(250.5)
Property, plant and equipment, net	$215.3	$212.0
Depreciation and amortization expense for 2015, 2014 and 2013 was $37.0 million, $36.9 million and $25.2 million, respectively.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

8. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill

The following table presents the changes in goodwill by segment during each of 2015 and 2014:

	Consumer	Professional	Other	Total
Balance at January 1, 2014	$217.9	$254.4	$—	$472.3
Foreign currency translation adjustment	—	(8.2)	—	(8.2)
Balance at December 31, 2014	$217.9	$246.2	$—	$464.1
Goodwill acquired	1.9	—	19.5	21.4
Foreign currency translation adjustment	—	(5.5)	(0.6)	(6.1)
Goodwill impairment charge	$(9.7)	$—	$—	$(9.7)
Balance at December 31, 2015	$210.1	$240.7	$18.9	$469.7

The goodwill acquired during 2015 relates to: (i) $19.5 million of goodwill acquired in the CBB Acquisition, which was assigned to the Company's Other segment; and (ii) $1.9 million of goodwill acquired in the Cutex Acquisition. See Note 1, "Description of the Business and Summary of Significant Accounting Policies," for further discussion of the "Other" segment and Note 2, "Business Combinations," for further discussion of the CBB Acquisition.
For 2015, the Company utilized the two-step process as prescribed by ASC 350, Intangibles - Goodwill and Other, in order to identify potential impairment for each of its reporting units. In the first step of this test, the Company compared the fair value of each of the Company's reporting units, determined based upon discounted estimated future cash flows, to the respective carrying amount, including goodwill. Where the fair value of such reporting unit exceeded the carrying amount, no further work was required and no impairment loss was recognized. The results of the step one test concluded that impairment indicators may have existed within the Global Color Brands reporting unit as a result of the observed decline in sales of the Pure Ice nail enamel brand, primarily driven by the effects of declines in the promotional activity for the Pure Ice brand at retailers and, accordingly, the Company performed step two of the goodwill impairment test for this reporting unit.
In the second step, the Company measured the potential impairment by comparing the implied fair value of the Global Color Brands reporting unit’s goodwill with the carrying amount of the goodwill at September 30, 2015. The implied fair value of goodwill was determined in the same manner as the amount of goodwill recognized in a business combination, where the estimated fair value of the reporting unit was allocated to all the assets and liabilities of that reporting unit (including both recognized and unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. When the carrying amount of the reporting unit's goodwill is greater than the implied fair value of that reporting unit's goodwill, an impairment loss is recognized within operations. The Company determined the fair value of the Global Color Brands reporting unit using discounted estimated future cash flows. The weighted average cost of capital in testing the Global Color Brands reporting unit for impairment was 13.0% with a perpetual growth rate of 2.0%. As a result of this annual impairment test, the Company recognized a $9.7 million non-cash goodwill impairment charge related to the Global Color Brands reporting unit in the fourth quarter of 2015.
Intangible Assets, Net

The following tables present details of the Company's total intangible assets:

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and Licenses	$145.0	$(36.0)	$109.0	15
Customer relationships	118.8	(20.5)	98.3	16
Patents and Internally-Developed IP	16.8	(4.0)	12.8	10
Distribution rights	3.5	(0.6)	2.9	5
Total finite-lived intangible assets	$284.1	$(61.1)	$223.0

Indefinite-lived intangible assets:
Trade Names	$95.0	$—	$95.0
Total indefinite-lived intangible assets	$95.0	$—	$95.0

Total intangible assets	$379.1	$(61.1)	$318.0

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and Licenses	$140.5	$(23.5)	$117.0	14
Customer relationships	109.1	(13.4)	95.7	17
Patents and Internally-Developed IP	16.2	(2.4)	13.8	10
Total finite-lived intangible assets	$265.8	$(39.3)	$226.5

Indefinite-lived intangible assets:
Trade Names	$101.3	$—	$101.3
Total indefinite-lived intangible assets	$101.3	$—	$101.3

Total intangible assets	$367.1	$(39.3)	$327.8

Amortization expense for finite-lived intangible assets was $22.4 million, $21.3 million and $10.4 million for 2015, 2014 and 2013, respectively.

The following table reflects the estimated future amortization expense, a portion of which is subject to exchange rate fluctuations, for the Company's finite-lived intangible assets as of December 31, 2015:

Estimated Amortization Expense
2016	$22.7
2017	22.3
2018	21.4
2019	18.9
2020	18.2
Thereafter	119.5
Total	$223.0

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

9. ACCRUED EXPENSES AND OTHER

	December 31,
	2015	2014
Sales returns and allowances	$61.1	$70.6
Compensation and related benefits	75.6	66.8
Advertising and promotional costs	38.4	44.9
Taxes	20.8	23.4
Interest	12.4	11.0
Restructuring reserve	11.8	13.7
Other	52.3	42.9
	$272.4	$273.3
10. SHORT-TERM BORROWINGS
Products Corporation had outstanding short-term borrowings (excluding borrowings under the Amended Credit Agreements or 2011 Credit Agreements (as hereinafter defined), which are reflected in Note 11, "Long-Term Debt"), aggregating $11.3 million and $6.6 million at December 31, 2015 and 2014, respectively. The weighted average interest rate on these short-term borrowings outstanding at December 31, 2015 and 2014 was 4.9% and 6.2%, respectively.

11. LONG-TERM DEBT

	December 31, 2015	December 31, 2014
Amended Term Loan Facility: Acquisition Term Loan due 2019, net of discounts (see (a) below)	$672.5	$691.6
Amended Term Loan Facility: 2011 Term Loan due 2017, net of discounts (see (a) below)	660.6	671.6
Amended Revolving Credit Facility (see (a) below)	—	—
5¾% Senior Notes due 2021 (see (b) below)	500.0	500.0
Spanish Government Loan due 2025 (see (c) below)	0.6	0.7
	1,833.7	1,863.9
Less current portion (*)	(30.0)	(31.5)
	$1,803.7	$1,832.4

(*) At December 31, 2015 and 2014, the Company classified $30.0 million and $31.5 million, respectively, of long-term debt as a current liability, which was primarily comprised of $23.2 million and $24.6 million of required “excess cash flow” prepayments (as defined under the Amended Term Loan Agreement, as hereinafter defined). The excess cash flow prepayment for 2015 will be paid on or prior to April 9, 2016. The 2014 excess cash flow prepayment was paid on March 12, 2015. The current portion of long-term debt also includes the Company’s annual principal amortization payments (payable in equal quarterly installments and after giving effect to such prepayments) of $6.8 million and $6.9 million due in 2016 and 2015, respectively.

The Company completed the following debt transactions during 2015 and 2014.

2015 Debt Related Transaction
Amended Term Loan Facility - Excess Cash Flow Payment
In March 2015, Products Corporation prepaid $24.6 million of indebtedness, representing 50% of its 2014 “excess cash flow” as defined under the Amended Term Loan Agreement, in accordance with the terms of its Amended Term Loan Facility. The prepayment was applied on a ratable basis between the principal amounts outstanding under the 2011 Term Loan and the Acquisition Term Loan. The amount of the prepayment that was applied to the 2011 Term Loan reduced the principal amount outstanding by $12.1 million to $662.9 million (as all amortization payments under the 2011 Term Loan had been paid). The $12.5 million that was applied to the Acquisition Term Loan reduced Products Corporation's future regularly scheduled quarterly amortization payments under the Acquisition Term Loan on a ratable basis from $1.8 million prior to the prepayment to $1.7 million after giving effect to

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

the prepayment and through its maturity on October 8, 2019.

2014 Debt Related Transactions
February 2014 Term Loan Amendment
In February 2014, Products Corporation entered into an amendment (the “February 2014 Term Loan Amendment”) to its amended term loan agreement among Products Corporation, as borrower, a syndicate of lenders and Citicorp USA, Inc. (“CUSA”), as administrative agent and collateral agent. The amended term loan agreement is comprised of: (i) the term loan due November 19, 2017, in the original aggregate principal amount of $675.0 million, which had $662.9 million in aggregate principal balance outstanding as of December 31, 2015 (the "2011 Term Loan" or the “2011 Term Loan Facility”); and (ii) the term loan due October 8, 2019, in the original aggregate principal amount of $700 million, which had $673.7 million in aggregate principal balance outstanding as of December 31, 2015 (the "Acquisition Term Loan") (together, the "Amended Term Loan Agreement" and the "Amended Term Loan Facility"). Pursuant to the February 2014 Term Loan Amendment, the interest rates applicable to Eurodollar Loans under the 2011 Term Loan bear interest at the Eurodollar Rate plus 2.5% per annum, with the Eurodollar Rate not to be less than 0.75% (compared to 3.0% and 1.0%, respectively, prior to the February 2014 Term Loan Amendment), while Alternate Base Rate Loans under the 2011 Term Loan bear interest at the Alternate Base Rate plus 1.5%, with the Alternate Base Rate not to be less than 1.75% (compared to 2.0% in each case prior to the February 2014 Term Loan Amendment) (and as each such term is defined in the Amended Term Loan Agreement).
Products Corporation's Acquisition Term Loan and Products Corporation's $175.0 million asset-based, multi-currency revolving credit facility (the "Amended Revolving Credit Facility") were not amended in connection with the February 2014 Term Loan Amendment.
During 2014, the Company incurred approximately $1.1 million of fees and expenses in connection with the February 2014 Term Loan Amendment, which were expensed as incurred, and wrote-off $0.8 million of unamortized debt discount and deferred financing costs as a result of the February 2014 Term Loan Amendment. These amounts, totaling $1.9 million, were recognized within loss on early extinguishment of debt in the Company’s Consolidated Statements of Income and Comprehensive Income (Loss) for the year ended December 31, 2014.
Repayment of Non-Contributed Loan
On May 1, 2014, Products Corporation used available cash on hand to optionally prepay in full the remaining $58.4 million principal amount outstanding under the non-contributed loan portion of Product Corporation's amended and restated senior subordinated term loan agreement with MacAndrews & Forbes (the "Non-Contributed Loan") that remained owing from Products Corporation to various third parties. The Non-Contributed Loan would have otherwise matured on October 8, 2014. In connection with such prepayment, the Company wrote-off $0.1 million of deferred financing costs, which were recognized within loss on early extinguishment of debt in the Company's Consolidated Statements of Income and Comprehensive Income (Loss) for 2014.

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
In January 2014, certain of Products Corporation’s U.S.-domiciled subsidiaries acquired in the Colomer Acquisition (the “Colomer U.S. Subsidiaries”) became additional guarantors under Products Corporation’s Amended Term Loan Facility and Amended Revolving Credit Facility and the 5¾% Senior Notes Indenture. In January and May 2015, certain of Product Corporation’s newly-formed U.S.-domiciled subsidiaries in the Professional segment and formed in connection with the CBB Acquisition (collectively, the “New U.S. Subsidiaries”) became additional guarantors under such debt instruments. In connection with becoming guarantors, substantially all of the assets of such subsidiaries were pledged as collateral under Products Corporation’s Amended

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Term Loan Facility and Amended Revolving Credit Facility, thereby increasing the value of the assets supporting the borrowing base under the Amended Revolving Credit Facility.
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
The term loans under the Amended Term Loan Facility are required to be prepaid with:
(i) the net cash proceeds in excess of $10 million for each 12-month period ending on March 31 received during such period from sales of Term Loan First Lien Collateral by Products Corporation or any of its subsidiary guarantors, with carryover of unused annual basket amounts up to a maximum of $25 million and with respect to certain specified dispositions up to an additional $25 million in the aggregate (subject to a reinvestment right for 365 days, or 545 days if the Company has within such 365-day period entered into a legally binding commitment to invest such funds);
(ii) the net proceeds from the issuance by Products Corporation or any of its subsidiaries of certain additional debt; and
(iii) 50% of Products Corporation’s “excess cash flow” (as defined under the Amended Term Loan Agreement).
As of December 31, 2015, Products Corporation is required to prepay, on or before 100 days following the last day of its fiscal year (i.e., by April 9, 2016), $23.2 million of indebtedness under the Amended Term Loan Facility, representing 50% of its 2015 "excess cash flow" (as defined under the Amended Term Loan Agreement). The prepayment will be applied on a ratable basis between the principal amounts outstanding under the 2011 Term Loan and the Acquisition Term Loan. The amount of the prepayment to be applied to the 2011 Term Loan will be used to reduce the aggregate principal amount outstanding (as all amortization payments under the 2011 Term Loan have been paid), while the amount to be applied to the Acquisition Term Loan will be used to reduce Products Corporation's future annual amortization payments (which are payable in equal quarterly installments) on a ratable basis from $6.9 million prior to the prepayment to $6.8 million after giving effect to the prepayment and through its maturity on October 8, 2019.
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
Products Corporation, under certain circumstances, also has the right to request the Amended Term Loan Facility to be increased by up to the greater of: (i) $300 million; and (ii) an amount such that Products Corporation’s First Lien Secured Leverage Ratio (as defined in the Amended Term Loan Agreement) does not exceed 3.50:1.00. The lenders are not committed to provide any such increase. Any such increase would be in addition to the Acquisition Term Loan.
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
(i) a mortgage on certain material owned real property, including Products Corporation’s facility in Oxford, North Carolina;
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
(vii) a change of control such that: (A) Revlon, Inc. shall cease to be the beneficial and record owner of 100% of Products Corporation’s capital stock; (B) Ronald O. Perelman (or his estate, heirs, executors, administrator or other personal representative) and his or their controlled affiliates shall cease to “control” Products Corporation, and any other person or group of persons owns, directly or indirectly, more than 35% of Products Corporation’s total voting power; (C) any person or group of persons other than Ronald O. Perelman (or his estate, heirs, executors, administrator or other personal representative) and his or their controlled affiliates shall “control” Products Corporation; or (D) during any period of two consecutive years, the directors serving on Products Corporation’s Board of Directors at the beginning of such period (or other directors nominated by at least a majority of such continuing directors) shall cease to be a majority of the directors;
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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Covenants
Products Corporation was in compliance with all applicable covenants under the Amended Term Loan Agreement and the Amended Revolving Credit Facility as of December 31, 2015 and 2014. At December 31, 2015, the aggregate principal amounts outstanding under the Acquisition Term Loan and the 2011 Term Loan were $673.7 million and $662.9 million, respectively, and availability under the $175.0 million Amended Revolving Credit Facility, based upon the calculated borrowing base less $8.8 million of outstanding undrawn letters of credit and nil then drawn on the Amended Revolving Credit Facility, was $166.2 million.

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
The 5¾% Senior Notes were issued pursuant to the 5¾% Senior Notes Indenture, dated as of February 8, 2013 (the “Notes Closing Date”), by and among Products Corporation, Products Corporation’s domestic subsidiaries (the “Guarantors”), which also currently guarantee Products Corporation’s Amended Term Loan Facility and Amended Revolving Credit Facility, and U.S. Bank National Association, as trustee. The Guarantors issued guarantees (the “Guarantees”) of Products Corporation’s obligations under the 5¾% Senior Notes and the 5¾% Senior Notes Indenture on a joint and several, senior unsecured basis. The Colomer U.S. Subsidiaries became additional guarantors in January 2014 and the New U.S. Subsidiaries became additional guarantors in January and May 2015, in each case under Products Corporation's Amended Term Loan Facility and Amended Revolving Credit Facility and the 5¾% Senior Notes Indenture.
In December 2013, Products Corporation consummated an offer to exchange the original 5¾% Senior Notes for $500 million of new 5¾% Senior Notes, which have substantially the same terms as the original 5¾% Senior Notes, except that they are registered under the Securities Act (such registered new notes being the “5¾% Senior Notes”). See "Registration Rights" below for further discussion.
Products Corporation used a portion of the $491.2 million of net proceeds from the issuance of the 5¾% Senior Notes (net of underwriters' fees) to repay and redeem all of the $330.0 million outstanding aggregate principal amount of its 9¾% Senior Secured Notes, as well as to pay $8.6 million of accrued interest. Products Corporation incurred an aggregate of $19.4 million of fees for the applicable redemption and tender offer premiums, related fees and expenses in connection with redemption and repayment of the 9¾% Senior Secured Notes and other fees and expenses in connection with the issuance of the 5¾% Senior Notes. Products Corporation used a portion of the remaining proceeds from the issuance of the 5¾% Senior Notes, together with existing cash, to pay approximately $113.0 million of principal on its 2011 Term Loan in conjunction with the February 2013 Term Loan Amendments. Products Corporation used the remaining balance available from the issuance of the 5¾% Senior Notes for general corporate purposes, including, without limitation, debt reduction transactions, such as repaying to Revlon, Inc. at maturity on October 8, 2013 the Contributed Loan, which Revlon, Inc. used to pay the liquidation preference of Revlon, Inc.'s then outstanding Series A Preferred Stock, with a par value of $0.01 per share (the "Series A Preferred Stock") in connection with its mandatory redemption on such date.
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

Optional Redemption
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
Covenants
Products Corporation was in compliance with all applicable covenants under its 5¾% Senior Notes Indenture as of December 31, 2015.
(c) Spanish Government Loan
In connection with the Colomer Acquisition, the Company acquired the Colomer Group's euro-denominated loan payable to the Spanish government (the "Spanish Government Loan"), which loan had $0.6 million aggregate principal amount outstanding as of December 31, 2015 (based on foreign exchange rates in effect as of such date).  The Spanish Government Loan does not bear interest and is payable in 10 equal installments on June 30th of each year beginning in 2016 through 2025.
Long-Term Debt Maturities
The aggregate amounts of contractual long-term debt maturities at December 31, 2015 in the years 2016 through 2020 and thereafter are as follows:

Years Ended December 31,	Long-Term Debt Maturities
2016	$30.0	(a)
2017	658.3	(b)
2018	6.9	(a)
2019	641.8	(c)
2020	0.1
Thereafter	500.1	(d)
Total long-term debt	1,837.2
Discounts	(3.5)
Total long-term debt, net of discounts	$1,833.7

(a)
Amount includes the quarterly amortization payments required under the Acquisition Term Loan. For 2016, this amount also includes the required $23.2 million “excess cash flow” prepayment to be made on or prior to April 9, 2016 under the Amended Term Loan Agreement (as defined under the Amended Term Loan Agreement).

(b)
Amount includes the aggregate principal amount expected to be outstanding under the 2011 Term Loan which matures on November 19, 2017, after giving effect to the excess cash flow prepayment discussed in note (a) above.

(c)
Amount is comprised of the aggregate principal amount expected to be outstanding under the Acquisition Term Loan assuming a maturity date of October 9, 2019, after giving effect to the amortization payments and excess cash flow prepayment referred to in note (a) above.

(d)	Amount is primarily comprised of the $500.0 million aggregate principal amount outstanding as of December 31, 2015 under the 5¾% Senior Notes, which mature on February 21, 2021.

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
As of December 31, 2015, the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value are categorized in the table below:

	Total	Level 1	Level 2	Level 3
Assets:
Derivatives:
FX Contracts(a)	$2.0	$—	$2.0	$—
Total assets at fair value	$2.0	$—	$2.0	$—
Liabilities:
Derivatives:
FX Contracts(a)	$0.6	$—	$0.6	$—
2013 Interest Rate Swap(b)	6.5	—	6.5	—
Total liabilities at fair value	$7.1	$—	$7.1	$—

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

As of December 31, 2015, the fair values and carrying values of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion	$—	$1,818.0	$—	$1,818.0	$1,833.7
As of December 31, 2014, the fair values and carrying values of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion	$—	$1,844.0	$—	$1,844.0	$1,863.9
The fair value of the Company's long-term debt, including the current portion of long-term debt, is based on quoted market prices for similar issues and maturities.
The carrying amounts of cash and cash equivalents, trade receivables, notes receivable, accounts payable and short-term borrowings approximate their respective fair values.

13. FINANCIAL INSTRUMENTS
Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $8.8 million and $9.0 million (including amounts available under credit agreements in effect at that time) were maintained at December 31, 2015 and December 31, 2014, respectively. Included in these amounts are approximately $7.5 million and $7.7 million at December 31, 2015 and December 31, 2014, respectively, in standby letters of credit that support Products Corporation’s self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.
Derivative Financial Instruments
The Company uses derivative financial instruments, primarily: (i) FX Contracts, intended for the purpose of managing foreign currency exchange risk by reducing the effects of fluctuations in foreign currency exchange rates on the Company’s net cash flows; and (ii) interest rate hedging transactions, such as the 2013 Interest Rate Swap referred to below, intended for the purpose of managing interest rate risk associated with Products Corporation’s variable rate indebtedness.
Foreign Currency Forward Exchange Contracts
The FX Contracts are entered into primarily to hedge the anticipated net cash flows resulting from inventory purchases and intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year.
The U.S. Dollar notional amount of the FX Contracts outstanding at December 31, 2015 and December 31, 2014 was $76.3 million and $7.6 million, respectively.
Interest Rate Swap Transaction
In November 2013, Products Corporation executed a forward-starting floating-to-fixed interest rate swap transaction with a 1.00% floor, based on a notional amount of $400 million in respect of indebtedness under the Acquisition Term Loan over a period of three years (the "2013 Interest Rate Swap"). The Company designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments related to the $400 million notional amount under the Acquisition Term Loan over the three-year term of the 2013 Interest Rate Swap. Commencing in May 2015, Products Corporation receives from the counterparty a floating interest rate based on the higher of three-month USD LIBOR or 1.00%, while paying a fixed interest rate payment to the counterparty equal to 2.0709% (which effectively fixes the interest rate on such notional amount at 5.0709% over the three-year term of the 2013 Interest Rate Swap). For 2015, the 2013 Interest Rate Swap was deemed effective and therefore the changes in fair value related to the 2013 Interest Rate Swap have been recorded in Other Comprehensive Loss.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

As of December 31, 2015, the balance of deferred net losses on derivatives included in accumulated other comprehensive loss was $3.8 million after-tax. (See "Quantitative Information – Derivative Financial Instruments" below).
The Company expects that $2.4 million of the after-tax deferred net losses related to the 2013 Interest Rate Swap will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The amount ultimately realized in earnings may differ, as LIBOR is subject to change. Realized gains and losses are ultimately determined by actual rates at maturity of the derivative.
Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of the derivative instruments in asset positions, which totaled $2.0 million and $0.2 million as of December 31, 2015 and December 31, 2014, respectively. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties. Given the current credit standing of the Company's counterparties to its derivative instruments, the Company believes that the risk of loss under these derivative instruments arising from any non-performance by any of the counterparties is remote.
Quantitative Information – Derivative Financial Instruments
The effects of the Company’s derivative instruments on its Consolidated Financial Statements were as follows:

(a)	Fair Values of Derivative Financial Instruments in the Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	Assets			Liabilities
	Balance Sheet	December 31, 2015	December 31, 2014	Balance Sheet	December 31, 2015	December 31, 2014
	Classification	Fair Value	Fair Value	Classification	Fair Value	Fair Value
Derivatives designated as hedging instruments:
2013 Interest Rate Swap(i)	Prepaid expenses and other	$—	$—	Accrued expenses and other	$4.0	$2.1
	Other assets	—	—	Other long-term liabilities	2.5	1.4
Derivatives not designated as hedging instruments:
FX Contracts(ii)	Prepaid expenses and other	$2.0	$0.2	Accrued Expenses	$0.6	$—

(i) The fair values of the 2013 Interest Rate Swap at December 31, 2015 and December 31, 2014 were measured based on the implied forward rates from the U.S. Dollar three-month LIBOR yield curve at December 31, 2015 and December 31, 2014, respectively.

(ii) The fair values of the FX Contracts at December 31, 2015 and December 31, 2014 were measured based on observable market transactions of spot and forward rates at December 31, 2015 and December 31, 2014, respectively.

(b) Effects of Derivative Financial Instruments on the Consolidated Statements of Income and Comprehensive Income (Loss) for each of 2015, 2014 and 2013:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	Year Ended December 31,
	2015	2014	2013
Derivatives designated as hedging instruments:
2013 Interest Rate Swap, net of tax (a)	$(1.6)	$(3.7)	$1.5

(a)	Net of tax (benefit) expense of $(1.0) million, $(2.3) million and $1.0 million for each of 2015, 2014 and 2013, respectively.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

	Income Statement Classification	Amount of Gain (Loss) Recognized in Net Income
		Year Ended December 31,
		2015	2014	2013
Derivatives designated as hedging instruments:
2013 Interest Rate Swap	Interest Expense	$(2.6)	$—	$—
Derivatives not designated as hedging instruments:
FX Contracts	Foreign currency gain, net	$3.8	$0.5	$2.2

14. SAVINGS PLAN, PENSION AND POST-RETIREMENT BENEFITS

Savings Plan:
The Company offers a qualified defined contribution plan for its U.S.-based employees, the Revlon Employees' Savings, Investment and Profit Sharing Plan (as amended, the "Savings Plan"), which allows eligible participants to contribute up to 25%, and highly compensated participants to contribute up to 6%, of eligible compensation through payroll deductions, subject to certain annual dollar limitations imposed by the Internal Revenue Service (the "IRS"). The Company matches employee contributions at fifty cents for each dollar contributed up to the first 6% of eligible compensation. The Company made cash matching contributions to the Savings Plan of $2.5 million during 2015 and $2.4 million during each of 2014 and 2013, respectively. The Company also offers a non-qualified defined contribution plan (the “Excess Savings Plan”) providing benefits for certain U.S. employees who are in excess of IRS limitations. These non-qualified defined contribution benefits are funded from the Company's general assets.
The Company’s qualified and non-qualified defined contribution savings plans for its U.S.-based employees contain a discretionary profit sharing component that enables the Company, should it elect to do so, to make discretionary profit sharing contributions. For 2015, the Company made discretionary profit sharing contributions to the Savings Plan and Excess Savings Plan of $4.8 million (of which $3.7 million was paid in 2015 and $1.1 million was paid in January 2016), or 3% of eligible compensation, which was credited on a quarterly basis. For 2014, the Company made discretionary profit sharing contributions to the Savings Plan and Excess Savings Plan of $4.0 million (of which $3.1 million was paid in 2014 and $0.9 million was paid in January 2015), or 3% of eligible compensation, which was credited on a quarterly basis. In 2013, the Company made discretionary profit sharing contributions to the Savings Plan and Excess Savings Plan of $4.1 million (of which $3.2 million was paid in 2013 and $0.9 million was paid in January 2014), or 3% of eligible compensation, which was credited on a quarterly basis.
Pension Benefits:
In 2009, Products Corporation’s U.S. qualified defined benefit pension plan (the Revlon Employees’ Retirement Plan, which covered a substantial portion of the Company's employees in the U.S.) and its non-qualified pension plan (the Revlon Pension Equalization Plan) were amended to cease future benefit accruals under such plans after December 31, 2009. No additional benefits have accrued since December 31, 2009, other than interest credits on participant account balances under the cash balance program of the Company’s U.S. pension plans. Also, service credits for vesting and early retirement eligibility will continue to accrue in accordance with the terms of the respective plans. In 2010, the Company amended its Canadian defined benefit pension plan (the Affiliated Revlon Companies Employment Plan) to reduce future benefit accruals under such plan after December 31, 2010. Additionally, while the Company closed its U.K. defined pension plan to new entrants in 2002, then-existing participants continue to accrue pension benefits.
Effective December 31, 2012, Products Corporation merged two of its U.S. qualified defined benefit pension plans; therefore, as of December 31, 2012, Products Corporation sponsors two U.S. qualified defined benefit pension plans. The Company also has non-qualified pension plans that provide benefits for certain U.S. and non-U.S. employees, and for U.S. employees in excess of IRS limitations in the U.S. and in certain limited cases contractual benefits for certain former officers of the Company. These non-qualified plans are funded from the Company's general assets.
In the fourth quarter of 2015, the Company offered certain former employees who had vested benefits in the Revlon Employees’ Retirement Plan the option of receiving the present value of the participant’s pension benefit in a one-time cash lump sum payment, an annuity form of benefit or the ability to maintain their deferred vested status in the pension plan. Based upon the participants' acceptance of that offer, $53.4 million was paid from the plan's assets in December 2015, with a corresponding decrease in the plan's benefit obligation. As a result of such program, the Company recorded a $20.7 million charge as a result of the pension lump sum settlement in the fourth quarter of 2015. This charge was included in cost of sales and SG&A expenses.

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

	Pension Plans		Other Post-Retirement Benefit Plans
	December 31,
	2015	2014	2015	2014
Change in Benefit Obligation:
Benefit obligation - beginning of year	$(761.7)	$(668.2)	$(12.9)	$(14.4)
Service cost	(0.7)	(0.8)	—	—
Interest cost	(28.6)	(30.1)	(0.5)	(0.5)
Actuarial gain (loss)	44.4	(108.0)	(0.4)	(0.2)
Lump sum settlement	53.4	—	—	—
Other pension settlements	0.8	—	—	—
Benefits paid	38.3	41.0	0.8	0.7
Foreign currency translation adjustments	4.7	4.4	—	—
Other	—	—	—	1.5
Benefit obligation - end of year	$(649.4)	$(761.7)	$(13.0)	$(12.9)
Change in Plan Assets:
Fair value of plan assets - beginning of year	$567.7	$557.6	$—	$—
Actual return on plan assets	(13.9)	37.6	—	—
Employer contributions	17.3	18.2	0.8	0.7
Lump sum settlement	(53.4)	—	—	—
Other pension settlements	(0.8)	—	—	—
Benefits paid	(38.3)	(41.0)	(0.8)	(0.7)
Foreign currency translation adjustments	(4.7)	(4.7)	—	—
Fair value of plan assets - end of year	$473.9	$567.7	$—	$—
Unfunded status of plans at December 31,	$(175.5)	$(194.0)	$(13.0)	$(12.9)

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

In respect of the Company's pension plans and other post-retirement benefit plans, amounts recognized in the Company’s Consolidated Balance Sheets at December 31, 2015 and 2014 consist of the following:

	Pension Plans		Other Post-Retirement Benefit Plans
	December 31,
	2015	2014	2015	2014
Other long-term assets	$3.6	$0.8	$—	$—
Accrued expenses and other	$(6.0)	$(6.1)	$(0.8)	$(0.7)
Pension and other post-retirement benefit liabilities	(173.1)	(188.7)	(12.2)	(12.2)
Total liability	(175.5)	(194.0)	(13.0)	(12.9)

Accumulated other comprehensive loss, gross	258.0	277.6	2.8	2.5
Income tax (benefit) expense	(41.9)	(43.7)	(0.1)	0.1
Portion allocated to Revlon Holdings	(0.9)	(1.0)	(0.2)	(0.2)
Accumulated other comprehensive loss, net	$215.2	$232.9	$2.5	$2.4
With respect to the above accrued expenses and other, the Company has recorded receivables from affiliates of $3.0 million and $3.1 million at December 31, 2015 and 2014, respectively, relating to pension plan liabilities retained by such affiliates.
The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the Company's pension plans are as follows:

	December 31,
	2015	2014
Projected benefit obligation	$649.4	$761.7
Accumulated benefit obligation	649.0	761.0
Fair value of plan assets	473.9	567.7
Net Periodic Benefit Cost:
The components of net periodic benefit (income) costs for the Company’s pension and the other post-retirement benefit plans are as follows:

	Pension Plans			Other Post-Retirement Benefit Plans
	Year Ended December 31,
	2015	2014	2013	2015	2014	2013
Net periodic benefit (income) costs:
Service cost	$0.7	$0.8	$0.9	$—	$—	$—
Interest cost	28.6	30.1	27.6	0.5	0.5	0.6
Expected return on plan assets	(40.3)	(41.3)	(38.3)	—	—	—
Amortization of actuarial loss	8.4	4.5	8.6	0.1	0.1	0.4
Lump sum settlement charge	20.7	—	—	—	—	—
Other pension settlements charge	0.3	—	—	—	—	—
	18.4	(5.9)	(1.2)	0.6	0.6	1.0
Portion allocated to Revlon Holdings	(0.1)	(0.1)	(0.1)	(0.1)	—	(0.1)
	$18.3	$(6.0)	$(1.3)	$0.5	$0.6	$0.9

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

For 2015, the Company recognized net periodic benefit cost of $18.8 million, compared to net periodic benefit income of $(5.4) million in 2014, primarily due to the pension lump sum settlement charge recorded in the fourth quarter of 2015 and higher amortization of actuarial losses.
For 2014, the Company recognized net periodic benefit income of $(5.4) million, as compared to $(0.4) million in 2013, primarily due to an increase in the fair value of pension plan assets at December 31, 2014, as well as lower amortization of actuarial losses.
Net periodic benefit costs (income) are reflected in the Company's Consolidated Financial Statements as follows:

	Year Ended December 31,
	2015	2014
Net periodic benefit (income) costs:
Cost of sales	$6.1	$(4.2)
Selling, general and administrative expense	12.7	(0.7)
Inventories	—	(0.5)
	$18.8	$(5.4)
Amounts recognized in accumulated other comprehensive loss at December 31, 2015 in respect of the Company’s pension plans and other post-retirement plans, which have not yet been recognized as a component of net periodic benefit cost, are as follows:

	Pension Benefits	Post-Retirement Benefits	Total
Net actuarial loss	$258.0	$2.8	$260.8
Prior service cost	—	—	—
Accumulated Other Comprehensive Loss, Gross	258.0	2.8	260.8
Income tax (benefit) expense	(41.9)	(0.1)	(42.0)
Portion allocated to Revlon Holdings	(0.9)	(0.2)	(1.1)
Accumulated Other Comprehensive Loss, Net	$215.2	$2.5	$217.7
The total actuarial losses and prior service costs in respect of the Company’s pension plans and other post-retirement plans included in accumulated other comprehensive loss at December 31, 2015 and expected to be recognized in net periodic benefit cost during the fiscal year ended December 31, 2016, is $8.5 million and $0.2 million, respectively.
Pension Plan Assumptions:
The following weighted average assumptions were used to determine the Company’s projected benefit obligation of the Company’s U.S. and International pension plans at the end of the respective years:

	U.S. Plans		International Plans
	2015	2014	2015	2014
Discount rate	4.15%	3.89%	3.68%	3.74%
Rate of future compensation increases	3.50%	3.00%	2.22%	2.33%
The following weighted average assumptions were used to determine the Company’s net periodic benefit (income) cost of the Company’s U.S. and International pension plans during the respective years:

	U.S. Plans			International Plans
	2015	2014	2013	2015	2014	2013
Discount rate	3.89%	4.68%	3.78%	3.74%	4.48%	4.33%
Expected long-term return on plan assets	7.50%	7.75%	7.75%	6.00%	6.00%	6.00%
Rate of future compensation increases	3.00%	3.00%	3.00%	2.33%	3.40%	2.97%

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

As of December 31, 2015, the Company adopted the “full yield curve” method as an alternative approach to calculating the service and interest components of net periodic benefit cost for the Company's pension and other post-retirement benefits. Under the "full yield curve" method, the discount rate assumption was built through the application of specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows for each of the Company's pension and other post-retirement plans. Prior to December 31, 2015, the Company estimated the service and interest cost components utilizing a single weighted average discount rate derived from the yield curve used to measure the projected benefit obligation at the beginning of the period. This change does not affect the measurement of the Company's total projected benefit obligations, as the change in service and interest costs is exactly offset in the actuarial loss (gain) recognized for each year. The Company made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. The change to the "full yield curve" method was accounted for as a change in accounting estimate that is inseparable from a change in accounting principle, and accordingly, has been accounted for prospectively.
In selecting its expected long-term rate of return on its pension plan assets, the Company considers a number of factors, including, without limitation, recent and historical performance of pension plan assets, the pension plan portfolios' asset allocations over a variety of time periods compared with third-party studies, the performance of the capital markets in recent years and other factors, as well as advice from various third parties, such as the pension plans' advisors, investment managers and actuaries. While the Company considered both the recent performance and the historical performance of pension plan assets, the Company’s assumptions are based primarily on its estimates of long-term, prospective rates of return. Using the aforementioned methodologies, the Company selected a 7.50% and 6.00% weighted average long-term rate of return on plan assets assumption during 2015 for the U.S. and International pension plans, respectively. Differences between actual and expected asset returns are recognized in the net periodic benefit cost over the remaining service period of the active participating employees.
The rate of future compensation increases is an assumption used by the actuarial consultants for pension accounting and is determined based on the Company’s current expectation for such increases.
Investment Policy:
The Investment Committee for the Company's U.S. pension plans (the “Investment Committee”) has adopted (and revises from time to time) an investment policy for the Company's U.S. pension plans with the objective of realizing a long-term rate of return on pension plan assets that meets or exceeds, over time, the expected long-term rate of return on plan assets assumption, weighed against a reasonable risk level. In connection with this objective, the Investment Committee retains a professional investment advisor who recommends investment managers that invest plan assets in the following asset classes: common and preferred stock, mutual funds, fixed income securities, common and collective funds, hedge funds, group annuity contracts and cash and other investments. The Company’s international plans follow a similar methodology in conjunction with local actuarial consultants and asset managers.
The investment policy adopted by the Investment Committee provides for investments in a broad range of publicly-traded securities, among other things. The investments are in domestic and international stocks, ranging from small to large capitalization stocks, debt securities ranging from domestic and international treasury issues, corporate debt securities, mortgages and asset-backed issues. Other investments may include cash and cash equivalents and hedge funds. The investment policy also allows for investments in private equity funds that are not covered in investments described above, provided that the Investment Committee approves any such investments prior to their selection. Also, global balanced strategies are utilized to provide for investments in a broad range of publicly-traded stocks and bonds in both domestic and international markets, as described above. In addition, the global balanced strategies can include commodities, provided that the Investment Committee approves any such investments prior to their selection.
The Investment Committee’s investment policy does not allow the use of derivatives for speculative purposes, but such policy does allow its investment managers to use derivatives for the purpose of reducing risk exposures or to replicate exposures of a particular asset class.
The Company’s U.S. and international pension plans have target asset allocation ranges which are intended to be flexible guidelines for allocating the plans’ assets among various classes of assets. These target ranges are reviewed periodically and considered for readjustment when an asset class weighting is outside of its target range (recognizing that these are flexible target ranges that may vary from time to time) with the objective of meeting or exceeding the expected long-term rate of return on plan assets assumption, weighed against a reasonable risk level. The target ranges per asset class are as follows:

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Target Ranges
	U.S. Plans	International Plans
Asset Class:
Common and preferred stock	0% - 10%	—
Mutual funds	20% - 30%	—
Fixed income securities	10% - 30%	—
Common and collective funds	25% - 55%	100%
Hedge funds	0% - 15%	—
Group annuity contract	0% - 5%	—
Cash and other investments	0% - 10%	—
Fair Value of Pension Plan Assets:
The following table presents information on the fair value of the Company's U.S. and international pension plan assets at December 31, 2015 and 2014:

	U.S. Plans		International Plans
	2015	2014	2015	2014
Fair value of plan assets	$407.2	$496.1	$66.7	$71.6
The Company determines the fair values of the Company’s U.S. and international pension plan assets as follows:

•
Common and preferred stock: The fair values of investments included in the common and preferred stock asset class generally reflect the closing price reported on the major market where the individual securities are traded. The Company classifies common and preferred stock investments within Level 1 of the fair value hierarchy.

•
Mutual funds: The fair values of investments included in the mutual funds asset class are determined using net asset value (“NAV”) provided by the applicable fund administrators. The NAV is based on the closing price reported on the major market where the individual securities within the mutual fund are traded. The Company classifies mutual fund investments within Level 1 of the fair value hierarchy.

•
Fixed income securities: The fair values of investments included in the fixed income securities asset class are based on a compilation of primarily observable market information and/or broker quotes. The Company classifies fixed income securities investments primarily within Level 2 of the fair value hierarchy.

•
Common and collective funds: The fair values of investments included in the common and collective funds asset class are determined using NAV provided by the applicable fund administrators. The NAV is based on the value of the underlying assets owned by the common and collective fund, minus its liabilities, and then divided by the number of shares outstanding. The Company classifies common and collective fund investments within Level 2 of the fair value hierarchy.

•
Hedge funds: The hedge fund asset class includes investments in hedge funds that, in turn, primarily invest in a grouping of equities, fixed income instruments, currencies, derivatives and/or commodities. The fair values of investments included in the hedge funds class are determined using NAV provided by the applicable fund administrators. The NAV is based on securities listed or quoted on a national securities exchange or market, or traded in the over-the-counter market, and is valued at the closing quotation posted by that exchange or trading system. Securities not listed or quoted on a national securities exchange or market are valued primarily through observable market information or broker quotes. The hedge fund investments generally can be sold on a quarterly or monthly basis and may employ leverage. The Company classifies hedge fund investments within Level 2 of the fair value hierarchy.

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The fair values of the Company's U.S. and International pension plan assets at December 31, 2015 by asset category were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common and Preferred Stock:
U.S. small/mid cap equity	$14.6	$14.6	$—	$—
Mutual Funds(a):
Corporate bonds	14.9	14.9	—	—
Government bonds	12.9	12.9	—	—
U.S. large cap equity	0.7	0.7	—	—
International equities	3.0	3.0	—	—
Emerging markets international equity	5.1	5.1	—	—
Other	2.0	2.0	—	—
Fixed Income Securities:
Corporate bonds	41.7	—	41.7	—
Government bonds	6.9	—	6.9	—
Common and Collective Funds(a):
Corporate bonds	61.5	—	61.5	—
Government bonds	56.8	—	56.8	—
U.S. large cap equity	71.9	—	71.9	—
U.S. small/mid cap equity	15.5	—	15.5	—
International equities	77.8	—	77.8	—
Emerging markets international equity	14.5	—	14.5	—
Cash and cash equivalents	(0.8)	0.3	(1.1)	—
Other	5.5	—	5.5	—
Hedge Funds(a):
Corporate bonds	3.8	—	3.8	—
Government bonds	8.6	—	8.6	—
U.S. large cap equity	3.8	—	3.8	—
Cash and cash equivalents	4.6	—	4.6	—
Other	32.1	—	32.1	—
Group Annuity Contract	2.8	—	2.8	—
Cash and cash equivalents	13.7	13.7	—	—
Fair value of plan assets at December 31, 2015	$473.9	$67.2	$406.7	$—

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The fair values of the Company's U.S. and International pension plan assets at December 31, 2014 by asset category were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common and Preferred Stock:
U.S. small/mid cap equity	$20.5	$20.5	$—	$—
Mutual Funds(a):
Corporate bonds	17.5	17.5	—	—
Government bonds	13.6	13.6	—	—
U.S. large cap equity	68.5	68.5	—	—
International equities	7.3	7.3	—	—
Emerging markets international equity	6.1	6.1	—	—
Other	3.1	3.1	—	—
Fixed Income Securities:
Corporate bonds	55.0	—	55.0	—
Government bonds	10.9	—	10.9	—
Common and Collective Funds(a):
Corporate bonds	75.4	—	75.4	—
Government bonds	60.0	—	60.0	—
U.S. large cap equity	24.3	—	24.3	—
U.S. small/mid cap equity	21.0	—	21.0	—
International equities	89.9	—	89.9	—
Emerging markets international equity	17.6	—	17.6	—
Cash and cash equivalents	3.7	—	3.7	—
Other	3.1	—	3.1	—
Hedge Funds(a):
Corporate bonds	6.8	—	6.8	—
Government bonds	(8.8)	—	(8.8)	—
U.S. large cap equity	9.1	—	9.1	—
International equities	15.9	—	15.9	—
Emerging markets international equity	4.1	—	4.1	—
Cash and cash equivalents	26.8	—	26.8	—
Other	4.2	—	4.2	—
Group Annuity Contract	2.8	—	2.8	—
Cash and cash equivalents	9.3	9.3	—	—
Fair value of plan assets at December 31, 2014	$567.7	$145.9	$421.8	$—

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

There were no transfers into Level 3 assets in the Company's U.S. and International pension plan's fair value hierarchy during 2015. The following table sets forth a summary of changes in the fair values of the Company's U.S. and International pension plans’ Level 3 assets for 2014:

	Total	Fixed Income Securities	Hedge Funds
Balance, January 1, 2014	$1.9	$1.9	$—
Purchases, sales, and settlements, net	(0.5)	(0.5)	—
Transfers out of Level 3	(1.4)	(1.4)	—
Balance, December 31, 2014	$—	$—	$—
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
The Company’s intent is to fund at least the minimum contributions required to meet applicable federal employee benefit laws and local laws, or to directly pay benefit payments where appropriate. During 2015, $17.3 million and $0.8 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During 2016, the Company expects to contribute approximately $20 million in the aggregate to its pension and other post-retirement benefit plans.
Estimated Future Benefit Payments:
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid out of the Company’s pension and other post-retirement benefit plans:

	Total Pension Benefits	Total Other Benefits
2016	$41.7	$1.0
2017	41.6	1.0
2018	42.1	1.0
2019	42.4	1.0
2020	42.9	1.0
Years 2021 to 2025	212.4	4.9

15. STOCK COMPENSATION PLAN
Revlon, Inc. maintains the Fourth Amended and Restated Revlon, Inc. Stock Plan (the "Stock Plan"), which provides for awards of stock options, stock appreciation rights, restricted or unrestricted stock and restricted stock units to eligible employees and directors of Revlon, Inc. and its affiliates, including Products Corporation. An aggregate of 6,565,000 shares are reserved for issuance as Awards under the Stock Plan, subject to the adjustment provisions of the Stock Plan. As of December 31, 2015, there were approximately 3.8 million shares remaining available under the Stock Plan for grant as stock options, stock appreciation rights, restricted or unrestricted stock and/or restricted stock units. In July 2014, the Stock Plan was amended to renew the Stock Plan for a 7-year renewal term expiring on April 14, 2021.

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

At December 31, 2015 and 2014, there were no options exercisable under the Stock Plan, and 800 exercisable at December 31, 2013.
There was no stock option activity for 2015. A summary of stock option activity for each of 2014 and 2013 is presented below:

	Stock Options (000's)	Weighted Average Exercise Price
Outstanding at January 1, 2013	8.1	$29.91
Forfeited and expired	(7.3)	30.17
Outstanding at January 1, 2014	0.8	27.50
Forfeited and expired	(0.8)	27.50
Outstanding at December 31, 2014	—	—

Restricted stock awards and restricted stock units:
The Stock Plan allows for awards of restricted stock and restricted stock units to employees and directors of Revlon, Inc. and its affiliates, including Products Corporation. The restricted stock awards granted under the Stock Plan vest over service periods that generally range from 3 years to 5 years. The Company granted 75,551 and 145,084 shares of restricted stock to certain executives in February 2015 and December 2015, respectively, which vest over a 5-year and 4-year period, respectively, with the first tranche vesting in March 2016. In 2014, the Company granted 693,378 shares of restricted stock to certain executives that vest over a 5-year period, which commenced in March 2015. In October 2013, the Company granted 120,000 shares of restricted common stock with a 3-year vesting period to an executive who ceased employment with the Company during 2014, with the final 40,000 shares vesting in October 2016.
A summary of the restricted stock and restricted stock unit activity for each of 2015, 2014 and 2013 is presented in the following table:

	Restricted Stock (000's)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	—	$—
Granted	120.0	24.80
Outstanding at December 31, 2013	120.0	24.80
Granted	693.4	31.01
Vested(a)	(40.0)	24.80
Outstanding at December 31, 2014	773.4	30.37
Granted	220.6	29.46
Vested(a)	(171.7)	29.09
Forfeited	(57.5)	30.44
Outstanding at December 31, 2015	764.8	30.39

(a)
Of the amounts vested during 2015 and 2014, 82,740 and 22,328 shares, respectively, were withheld by the Company to satisfy certain grantees’ minimum withholding tax requirements, which withheld shares became Revlon, Inc. treasury stock and are not sold on the open market.

The Company recognizes non-cash compensation expense related to restricted stock awards and restricted stock units under the Stock Plan using the straight-line method over the remaining service period. The Company recorded compensation expense related to restricted stock awards under the Stock Plan of $5.1 million, $5.5 million and $0.2 million during 2015, 2014 and 2013, respectively. The total fair value of restricted stock and restricted stock units that vested during 2015 and 2014 was $5.0 million and $1.0 million, respectively. The deferred stock-based compensation related to restricted stock awards was $18.4 million at December 31, 2015 and will be amortized ratably to compensation expense over the remaining vesting period of 3.4 years.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

16. INCOME TAXES
The Company's income before income taxes and the applicable provision for income taxes are as follows:

	Year Ended December 31,
	2015	2014	2013
Income (loss) from continuing operations before income taxes:
United States	$123.4	$146.9	$36.0
Foreign	(3.7)	(19.7)	44.6
	$119.7	$127.2	$80.6
Provision for (benefit from) income taxes:
United States federal	$40.9	$58.2	$27.4
State and local	16.7	17.9	13.8
Foreign	(3.2)	5.1	7.4
	$54.4	$81.2	$48.6
Current:
United States federal	$(2.7)	$2.6	$3.2
State and local	3.9	3.5	0.7
Foreign	21.7	7.2	11.3
	22.9	13.3	15.2
Deferred:
United States federal	43.6	55.6	24.2
State and local	12.8	14.4	13.1
Foreign	(24.9)	(2.1)	(3.9)
	31.5	67.9	33.4
Total provision for income taxes	$54.4	$81.2	$48.6
The actual tax on income before income taxes is reconciled to the applicable statutory federal income tax rate in the following table:

	Year Ended December 31,
	2015	2014	2013
Computed income tax expense	$41.9	$44.5	$28.2
State and local taxes, net of U.S. federal income tax benefit	10.9	20.5	8.9
Foreign and U.S. tax effects attributable to operations outside the U.S.	13.6	5.8	(6.2)
Net establishment (release) of valuation allowance	(15.5)	6.4	—
Foreign dividends and earnings taxable in the U.S.	3.2	5.4	11.0
Acquisition costs for which there is no tax benefit	—	—	2.7
Other	0.3	(1.4)	4.0
Tax expense	$54.4	$81.2	$48.6

Deferred taxes are the result of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities at December 31, 2015 and 2014 were comprised of the following:

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

	December 31,
	2015	2014
Deferred tax assets:
Inventories	$7.3	$7.6
Net operating loss carryforwards - U.S.	27.6	77.6
Net operating loss carryforwards - foreign	51.4	57.9
Employee benefits	96.7	100.7
State and local taxes	—	2.7
Sales related reserves	25.8	26.2
Foreign currency translation adjustment	11.0	3.9
Other	52.7	46.1
Total gross deferred tax assets	272.5	322.7
Less valuation allowance	(47.1)	(57.1)
Total deferred tax assets, net of valuation allowance	225.4	265.6
Deferred tax liabilities:
Plant, equipment and other assets	(29.9)	(30.0)
Intangibles	(82.4)	(88.0)
Other	(63.2)	(55.2)
Total gross deferred tax liabilities	(175.5)	(173.2)
Net deferred tax assets	$49.9	$92.4
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
A valuation allowance has been provided for those deferred tax assets for which, in the opinion of the Company's management, it is more likely than not that the deferred tax assets will not be realized. At December 31, 2015, the deferred tax valuation allowance primarily represented amounts for foreign tax loss carryforwards and certain U.S. state and local tax loss carryforwards. The deferred tax valuation allowance decreased by $10.0 million and $4.6 million during 2015 and 2014, respectively. The decrease in the deferred tax valuation allowance during 2015 was primarily due to a reduction of the Company's valuation allowance on deferred tax assets of jurisdictions outside of the U.S., offset by additional valuation allowances on losses incurred in certain jurisdictions. The decrease in the deferred tax valuation allowance during 2014 was primarily due to foreign currency translation and the amalgamation of certain foreign subsidiaries, partially offset by the establishment of a valuation allowance against certain deferred tax assets in the Professional segment during 2014.
As of December 31, 2015, the Company has tax loss carryforwards of approximately $232.9 million, of which $219.4 million are foreign and $13.4 million are domestic (federal). The losses expire in future years as follows: 2016- $2.1 million; 2017- $8.2 million; 2018- $26.1 million; 2019 and beyond- $28.3 million; and unlimited- $168.2 million. The Company could receive the benefit of such tax loss carryforwards only to the extent it has taxable income during the carryforward periods in the applicable tax jurisdictions. As of December 31, 2015, there were no consolidated federal net operating losses available from the MacAndrews & Forbes Group (as hereinafter defined) from periods prior to the March 25, 2004 deconsolidation (as described below).
The Company remains subject to examination of its income tax returns in various jurisdictions including, without limitation: Australia, Canada and Spain for tax years ended December 31, 2011 through December 31, 2014; South Africa, the U.K. and the U.S. (federal) for tax years ended December 31, 2012 through December 31, 2014. The Company classifies interest and penalties as a component of the provision for income taxes. During 2015 and 2014, the Company recognized in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) decreases of $1.0 million and $0.9 million, respectively, in accrued interest and penalties.
At December 31, 2015 and 2014, the Company had unrecognized tax benefits of $65.0 million and $62.0 million, respectively, including $10.3 million and $11.3 million, respectively, of accrued interest and penalties. The unrecognized tax benefits, to the extent reduced and unutilized in future periods, would generally affect the Company’s effective tax rate. A reconciliation of the beginning and ending amount of the unrecognized tax benefits is provided in the following table:

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Balance at January 1, 2014	$74.5
Increase based on tax positions taken in a prior year	12.6
Decrease based on tax positions taken in a prior year	(22.8)
Increase based on tax positions taken in the current year	8.0
Decrease resulting from the lapse of statutes of limitations	(10.3)
Balance at December 31, 2014	62.0
Increase based on tax positions taken in a prior year	5.6
Decrease based on tax positions taken in a prior year	(5.8)
Increase based on tax positions taken in the current year	8.5
Decrease resulting from the lapse of statutes of limitations	(5.3)
Balance at December 31, 2015	$65.0
In addition, the Company believes that it is reasonably possible that its unrecognized tax benefits during 2016 will decrease by approximately $1.1 million as a result of changes in various tax positions, each of which is individually insignificant.
The Company has not provided for U.S. federal income taxes and foreign withholding taxes on $52.5 million of foreign subsidiaries' cumulative undistributed earnings as of December 31, 2015 because such earnings are intended to be indefinitely reinvested overseas. If these future earnings are repatriated to the U.S., or if the Company determines that such earnings will be remitted in a future period, additional tax provisions may be required. Due to the complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income tax provisions that may be required.
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
There were no federal tax payments or payments in lieu of taxes from Revlon, Inc. to Revlon Holdings pursuant to the MacAndrews & Forbes Tax Sharing Agreement in 2015 or 2014 with respect to periods covered by the MacAndrews & Forbes Tax Sharing Agreement, and the Company expects that there will not be any such payments in 2016. During 2015, there were no federal tax payments from Products Corporation to Revlon, Inc. pursuant to the Revlon Tax Sharing Agreement with respect to 2015 or 2014. During 2014, there was $0.3 million in federal tax payments from Products Corporation to Revlon, Inc. pursuant to the Revlon Tax Sharing Agreement with respect to 2014. The Company expects that there will be no federal tax payments from Products Corporation to Revlon, Inc. pursuant to the Revlon Tax Sharing Agreement during 2016 with respect to 2015.
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

17. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as of December 31, 2015, 2014 and 2013 are as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post-retirement Benefits	Deferred Gain (Loss) - Hedging	Other	Accumulated Other Comprehensive Loss
Balance at January 1, 2013	$23.3	$(231.5)	$—	$—	$(208.2)
Currency translation adjustment, net of tax of $3.3 million	(4.1)	—	—	—	(4.1)
Amortization of pension related costs, net of tax of $(1.2) million(a)	—	7.7	—	—	7.7
Pension re-measurement, net of tax of $(33.5) million	—	53.3	—	—	53.3
Revaluation of derivative financial instrument, net of tax of $(1.0) million(b)	—	—	1.5	—	1.5
Balance at December 31, 2013	$19.2	$(170.5)	$1.5	$—	$(149.8)
Currency translation adjustment, net of tax of $2.1 million	(24.6)	—	—	—	(24.6)
Amortization of pension related costs, net of tax of $(0.1) million(a)	—	4.5	—	—	4.5
Pension re-measurement, net of tax of $42.0 million	—	(69.6)	—	—	(69.6)
Revaluation of derivative financial instrument, net of tax of $2.3 million(b)	—	—	(3.7)	—	(3.7)
Other	—	0.3	—	(0.3)	—
Balance at December 31, 2014	$(5.4)	$(235.3)	$(2.2)	$(0.3)	$(243.2)
Currency translation adjustment, net of tax of $5.1 million	$(18.1)				(18.1)
Amortization of pension related costs, net of tax of $(1.3) million(a)		$7.2			7.2
Pension re-measurement, net of tax of $3.3 million		$(6.9)			(6.9)
Settlement of certain pension liabilities, net of tax of $(3.7) million(b)		$17.3	$—		17.3
Revaluation of derivative financial instrument, net of amounts reclassified into earnings and tax benefit of $1.0 million(c)			$(1.6)		(1.6)
Other comprehensive loss	(18.1)	17.6	(1.6)	—	(2.1)
Balance at December 31, 2015	$(23.5)	$(217.7)	$(3.8)	$(0.3)	$(245.3)

(a)
Amounts represent the change in Accumulated Other Comprehensive Loss as a result of the amortization of actuarial losses (gains) arising during each year related to the Company’s pension and other post-retirement plans. See Note 14, “Savings Plan, Pension and Post-retirement Benefits,” for further discussion of the Company’s pension and other post-retirement plans.

(b)
Amount primarily consists of the pension lump sum settlement charge, net of taxes, recorded during the fourth quarter of 2015. See Note 14, “Savings Plan, Pension and Post-retirement Benefits,” for further discussion of the Company’s pension and other post-retirement plans.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(c)
For the 2015, 2014 and 2013, the Company's 2013 Interest Rate Swap was deemed effective and therefore, the changes in fair value related to the 2013 Interest Rate Swap were recorded in other comprehensive income (loss). See Note 13, "Financial Instruments," for further discussion of the 2013 Interest Rate Swap.

As shown above, comprehensive loss includes changes in the fair value of the 2013 Interest Rate Swap, which qualifies for hedge accounting. A rollforward of the amounts reclassified out of accumulated other comprehensive loss into earnings as of December 31, 2015 are as follows:

2013 Interest Rate Swap
Beginning accumulated losses at December 31, 2014	(2.2)
Reclassifications into earnings (net of $1.0 million tax expense)(a)	1.6
Change in fair value (net of $2.0 million tax benefit)	(3.2)
Ending accumulated losses at December 31, 2015	$(3.8)

(a)	Reclassified to interest expense.
There were no amounts reclassified into earnings during 2014 or 2013.

18. SEGMENT DATA AND RELATED INFORMATION
Operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the Company's “Chief Executive Officer”) in deciding how to allocate resources and in assessing the Company's performance. As a result of the similarities in the procurement, manufacturing and distribution processes for the Company’s products, much of the information provided in the Consolidated Financial Statements, and provided in the segment table below, is similar to, or the same as, that reviewed on a regular basis by the Company's Chief Executive Officer.
At December 31, 2015, the Company’s operations are organized into the following reportable segments:

•
Consumer - The Consumer segment is comprised of the Company's consumer brands, which primarily include Revlon, Almay, SinfulColors and Pure Ice in color cosmetics; Revlon ColorSilk in women’s hair color; Revlon in beauty tools; and Mitchum in anti-perspirant deodorants. The Company’s principal customers for its consumer products include large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, the Internet/e-commerce, television shopping, department stores, one-stop shopping beauty retailers, specialty cosmetics stores and perfumeries in the U.S. and internationally. The Consumer segment also includes a skincare line under the Natural Honey brand and hair color line under the Llongueras brand sold to large volume retailers and other retailers, primarily in Spain, which were acquired as part of the Colomer Acquisition.

•
Professional - The Professional segment is comprised primarily of the brands which the Company acquired in the Colomer Acquisition, which include Revlon Professional in hair color and hair care; CND-branded products in nail polishes and nail enhancements; and American Crew in men’s grooming products, all of which are sold worldwide to professional salons. The Company’s principal customers for its professional products include hair and nail salons and distributors to professional salons in the U.S. and internationally. The Professional segment also includes a multi-cultural line consisting of Creme of Nature hair care products sold to large volume retailers, other retailers and professional salons, primarily in the U.S.

•
Other - The Other segment primarily includes the operating results of the CBB business and related purchase accounting for the Company's April 2015 CBB Acquisition. CBB develops, manufactures, markets and distributes fragrances and other beauty products under various celebrity, lifestyle and fashion brands licensed from third parties, principally through department stores and selective distribution in international territories. The results included within the Other segment are not material to the Company's consolidated results of operations.

The Company's management evaluates segment profit, which is defined as income from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses, for each of the Company's reportable segments. Segment profit also excludes unallocated corporate expenses and the impact of certain items that are not directly attributable to the reportable segments' underlying operating performance, which includes the impacts of: (i) restructuring and related charges; (ii) acquisition and integration costs; (iii) goodwill impairment charge; (iv) pension lump sum settlement charges; (v) costs of sales resulting from

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

a fair value adjustment to inventory acquired in acquisitions; (vi) deferred compensation related to the CBB Acquisition; (vii) insurance proceeds received in 2013 related to the 2011 fire that destroyed the Company's facility in Venezuela; and (viii) an accrual for estimated clean-up costs related to the Company's facility in Venezuela. Such items are shown below in the table reconciling segment profit to consolidated income from continuing operations before income taxes. Unallocated corporate expenses primarily include general and administrative expenses related to the corporate organization. These expenses are recorded in unallocated corporate expenses, as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. During the second quarter of 2015, the Company removed pension-related costs for its U.S. qualified defined benefit pension plans from the measurement of its operating segment results. As a result, $8.2 million and $4.9 million in pension-related costs were reclassified from the measurement of Consumer segment profit and included as a component of unallocated corporate expenses for 2014 and 2013, respectively. The Company does not have any material inter-segment sales.
The accounting policies for each of the reportable segments are the same as those described in Note 1, “Description of Business and Summary of Significant Accounting Policies.” The Company's assets and liabilities are managed centrally and are reported internally in the same manner as the Consolidated Financial Statements; thus, no additional information regarding assets and liabilities of the Company’s reportable segments is produced for the Company's Chief Executive Officer or included in these Consolidated Financial Statements.
The following table is a comparative summary of the Company’s net sales and segment profit by reportable segment for each of 2015, 2014, and 2013. In the table below, certain prior period amounts have been reclassified to conform to the presentation for 2015.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

	Twelve Months Ended December 31,
	2015	2014		2013
Segment Net Sales:
Consumer	$1,414.8	$1,438.3		$1,394.2
Professional	471.1	502.7		100.5
Other	$28.4	$—		$—
Total	$1,914.3	$1,941.0		$1,494.7

Segment Profit:
Consumer (a)	$360.2	$339.4		$342.3
Professional	103.9	104.8		5.1
Other	$1.4	$—		$—
Total	$465.5	$444.2		$347.4

Reconciliation:
Segment Profit	$465.5	$444.2		$347.4
Less:
Unallocated corporate expenses (a)	79.0	59.2		53.8
Depreciation and amortization	103.2	102.6	—	76.7
Non-cash stock compensation expense	5.1	5.5		0.2
Non-Operating items:
Restructuring and related charges	11.6	22.6		4.5
Acquisition and integration costs	8.0	6.4		25.4
Inventory purchase accounting adjustment, cost of sales	0.9	2.6		8.5
Pension Lump sum settlement	20.7	—		—
Goodwill impairment charge	9.7	—		—
Deferred Compensation related to CBB Acquisition	2.5	—		—
Gain from insurance proceeds related to Venezuela fire	—	—		(26.4)
Accrual for clean-up costs related to destroyed facility in Venezuela	—	—		7.6
Operating Income	224.8	245.3		197.1
Less:
Interest Expense	83.3	84.4		78.6
Amortization of debt issuance costs	5.7	5.5		3.5
Loss on early extinguishment of debt	—	2.0		29.7
Foreign currency losses (gains), net	15.7	25.0		3.7
Miscellaneous, net	0.4	1.2		1.0
Income from continuing operations before income taxes	$119.7	$127.2		$80.6

(a)
During the second quarter of 2015, the Company removed pension-related costs for its U.S. qualified defined benefit pension plans from the measurement of its operating segment results. As a result, $8.2 million and $4.9 million of pension-related costs were reclassified from the measurement of Consumer segment profit and included as a component of unallocated corporate expenses for 2014 and 2013, respectively.

As of December 31, 2015, the Company had operations established in 22 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold. Walmart and its affiliates worldwide accounted for approximately 18%, 16% and 20% of the Company’s worldwide net sales in 2015, 2014 and 2013, respectively, and such sales are primarily included within the net sales of the Consumer segment.

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

In the tables below, certain prior year amounts have been reclassified to conform to the current period’s presentation.

	Year Ended December 31,
	2015		2014		2013
Geographic area:
Net sales:
United States	$1,043.7	55%	$1,021.9	53%	$832.8	56%
Outside of the United States	870.6	45%	919.1	47%	$661.9	44%
	$1,914.3		$1,941.0		$1,494.7

	December 31, 2015		December 31, 2014
Long-lived assets, net:
United States	$874.7	79%	$845.5	76%
Outside of the United States	232.4	21%	271.7	24%
	$1,107.1		$1,117.2

	Year Ended December 31,
	2015		2014		2013
Classes of similar products:
Net sales:
Color cosmetics	$1,026.4	54%	$1,032.4	53%	$926.4	62%
Hair care	522.1	27%	545.0	28%	263.9	18%
Beauty care and fragrance	365.8	19%	363.6	19%	304.4	20%
	$1,914.3		$1,941.0		$1,494.7

19. COMMITMENTS AND CONTINGENCIES
Products Corporation currently leases facilities for executive offices, warehousing, research and development and sales operations and leases various types of equipment under operating and capital lease agreements. Rental expense was $18.6 million, $26.6 million and $19.8 million for 2015, 2014 and 2013, respectively. Minimum rental commitments under all non-cancelable leases, including those pertaining to idled facilities, are presented in the following table:

Minimum Rental Commitments	Total	2016	2017	2018	2019	2020	Thereafter
Capital leases	$5.4	$3.1	$1.4	$0.6	$0.3	$—	$—
Operating leases	127.1	22.6	17.7	14.4	12.8	7.7	51.9
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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

20. RELATED PARTY TRANSACTIONS
As of December 31, 2015, MacAndrews & Forbes beneficially owned approximately 78% of Revlon, Inc.'s Class A Common Stock representing approximately 78% of Revlon, Inc.’s outstanding shares of voting capital stock. Revlon, Inc. in turn directly owns all 5,260 outstanding shares of Products Corporation's common stock. As a result, MacAndrews & Forbes is able to elect the entire Board of Directors of Revlon, Inc. and Products Corporation and control the vote on all matters submitted to a vote of Revlon, Inc.'s and Products Corporation's stockholders. MacAndrews & Forbes is wholly-owned by Ronald O. Perelman, Chairman of Revlon, Inc.’s and Products Corporation's Board of Directors.
Transfer Agreements
In June 1992, Revlon, Inc. and Products Corporation entered into an asset transfer agreement with Revlon Holdings LLC, a Delaware limited liability company and formerly a Delaware corporation known as Revlon Holdings Inc. ("Revlon Holdings"), and which is an affiliate and an indirect wholly-owned subsidiary of MacAndrews & Forbes, and certain of Revlon Holdings’ wholly-owned subsidiaries. Revlon, Inc. and Products Corporation also entered into a real property asset transfer agreement with Revlon Holdings. Pursuant to such agreements, in June 1992, Revlon Holdings transferred certain assets to Products Corporation and Products Corporation assumed all of the liabilities of Revlon Holdings, other than certain specifically excluded assets and liabilities (the liabilities excluded are referred to as the "Excluded Liabilities"). Certain consumer products lines sold in demonstrator-assisted retailers considered not integral to the Company's business and that historically had not been profitable and certain other assets and liabilities were retained by Revlon Holdings. Revlon Holdings agreed to indemnify Revlon, Inc. and Products Corporation against losses arising from the Excluded Liabilities, and Revlon, Inc. and Products Corporation agreed to indemnify Revlon Holdings against losses arising from the liabilities assumed by Products Corporation. The amounts reimbursed by Revlon Holdings to Products Corporation for the Excluded Liabilities was $0.3 million for 2015 and $0.2 million for each of 2014 and 2013. A $0.2 million and $0.1 million receivable balance from MacAndrews & Forbes was included within prepaid expenses and other in the Company’s Consolidated Balance Sheets for transactions subject to the Transfer Agreements, at December 31, 2015 and 2014, respectively.
Reimbursement Agreements
Revlon, Inc., Products Corporation and MacAndrews & Forbes Inc. (a wholly-owned subsidiary of MacAndrews & Forbes) have entered into reimbursement agreements (the "Reimbursement Agreements") pursuant to which: (i) MacAndrews & Forbes Inc. is obligated to provide (directly or through its affiliates) certain professional and administrative services, including, without limitation, employees, to the Company, and to purchase services from third party providers, such as insurance, legal, accounting and air transportation services, on behalf of the Company, to the extent requested by Products Corporation; and (ii) Products Corporation is obligated to provide certain professional and administrative services, including, without limitation, employees, to MacAndrews & Forbes and to purchase services from third party providers, such as insurance, legal and accounting services, on behalf of MacAndrews & Forbes, to the extent requested by MacAndrews & Forbes, provided that in each case the performance of such services does not cause an unreasonable burden to MacAndrews & Forbes or Products Corporation, as the case may be.
The Company reimburses MacAndrews & Forbes for the allocable costs of the services that MacAndrews & Forbes purchases for or provides to the Company and for the reasonable out-of-pocket expenses that MacAndrews & Forbes incurs in connection with the provision of such services. MacAndrews & Forbes reimburses Products Corporation for the allocable costs of the services that Products Corporation purchases for or provides to MacAndrews & Forbes and for the reasonable out-of-pocket expenses incurred by Products Corporation in connection with the purchase or provision of such services. Each of the Company, on the one hand, and MacAndrews & Forbes Inc., on the other, has agreed to indemnify the other party for losses arising out of the services provided by it under the Reimbursement Agreements, other than losses resulting from its willful misconduct or gross negligence.
The Reimbursement Agreements may be terminated by either party on 90 days' notice. The Company does not intend to request services under the Reimbursement Agreements unless their costs would be at least as favorable to the Company as could be obtained from unaffiliated third parties.
Revlon Inc., and the Company participate in MacAndrews & Forbes' directors and officers liability insurance program (the “D&O Insurance Program”), as well as its other insurance coverages, such as property damage, business interruption, liability and other coverages, which cover Revlon, Inc. and the Company, as well as MacAndrews & Forbes and its subsidiaries. The limits of coverage for certain of the policies are available on an aggregate basis for losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews & Forbes from time to time for their allocable portion of the premiums for such coverage or the Company pays the insurers directly, which premiums the Company believes are more favorable than the premiums that the Company would pay were it to secure stand-alone coverage. Any amounts paid by the Company directly to MacAndrews & Forbes in respect of premiums are included in the amounts paid under the Reimbursement Agreements.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The net activity related to services provided and/or (purchased) under the Reimbursement Agreements during 2015 was $(2.1) million, which primarily included partial payments made by the Company to MacAndrews & Forbes during 2015 for premiums related to the Company's allocable portion of the 5-year renewal of the D&O Insurance Program for the period from January 31, 2012 through January 31, 2017. The net activity related to services provided and/or (purchased) under the Reimbursement Agreements during 2014 was $(3.8) million, which primarily included partial payments made by the Company to MacAndrews & Forbes during 2014 for premiums related to the Company's allocable portion of the 5-year renewal of the D&O Insurance Program for the period from January 31, 2012 through January 31, 2017. The net activity related to services provided and/or (purchased) under the Reimbursement Agreements during 2013 was $(6.1) million, which primarily included a $6.1 million partial payment made by the Company to MacAndrews & Forbes during 2013 for premiums related to the Company's allocable portion of the 5-year renewal of the D&O Insurance Program for the period from January 31, 2012 through January 31, 2017, . The receivable balances from MacAndrews & Forbes were $0.1 million at December 31, 2015 and nil December 31, 2014 for transactions subject to the Reimbursement Agreements.
Tax Sharing Agreements
As a result of a debt-for-equity exchange transaction completed in March 2004 (the “2004 Revlon Exchange Transactions”), as of March 25, 2004, Revlon, Inc., Products Corporation and their U.S. subsidiaries were no longer included in the MacAndrews & Forbes Group for U.S. federal income tax purposes. See Note 16, “Income Taxes,” for further discussion on these agreements and related transactions in 2015, 2014 and 2013.

Other
Certain of Products Corporation’s debt obligations, including the Amended Credit Agreements and Products Corporation's 5¾% Senior Notes, have been, and may in the future be, supported by, among other things, guarantees from all of Products Corporation's domestic subsidiaries (subject to certain limited exceptions) and, for the Amended Credit Agreements, guarantees from Revlon, Inc. The obligations under such guarantees are secured by, among other things, all of the capital stock of Products Corporation and, its domestic subsidiaries (subject to certain limited exceptions) and 66% of the capital stock of Products Corporation's and its domestic subsidiaries' first-tier foreign subsidiaries. See Note 11, “Long Term Debt,” for a discussion of the terms of the Amended Credit Agreements and 5¾% Senior Notes.
During 2015 and 2014, the Company engaged several companies in which MacAndrews & Forbes had a controlling interest to provide the Company with various ordinary course business services. These services included: (i) advertising inserts, for which the Company paid fees of approximately $0.2 million during 2015; (ii) processing approximately $32.9 million and $35.8 million of coupon redemptions for the Company's retail customers for 2015 and 2014, respectively, for which the Company paid fees of approximately $0.4 million and $0.4 million during 2015 and 2014, respectively; and (iii) other similar advertising, coupon redemption and raw material supply services, for which the Company paid fees aggregating to less than $0.1 million during 2015. The Company believes that its engagement of each of these affiliates was on arm's length terms, taking into account each firm's expertise in its respective field, and that the fees paid were at least as favorable as those available from unaffiliated parties.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

21. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the Company’s unaudited quarterly results of operations for each of 2015 and 2014:

	Year Ended December 31, 2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$438.5	$482.4	$471.5	$521.9
Gross profit	296.2	321.1	303.7	325.5
(Loss) income from continuing operations, net of taxes(a)(b)	0.7	27.5	9.4	27.7
(Loss) income from discontinued operations, net of taxes(e)	(0.1)	—	(1.7)	(1.4)
Net (loss) income(a)(b)	0.6	27.5	7.7	26.3

	Year Ended December 31, 2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$469.8	$497.9	$472.3	$501.0
Gross profit	306.3	330.7	307.7	328.0
Income from continuing operations, net of taxes(c)(d)	10.2	15.9	15.8	4.1
(Loss) income from discontinued operations, net of taxes(e)	(3.2)	3.7	0.4	0.4
Net income (d)(e)	7.0	19.6	16.2	4.5

(a)
Income from continuing operations and net income for the first quarter of 2015 were unfavorably impacted by foreign currency losses, net, of $15.9 million, primarily due to the unfavorable impacts of the revaluation of certain U.S. Dollar denominated intercompany payables, as well as a $1.9 million foreign currency loss recognized in the first quarter of 2015 as a result of the re-measurement of Revlon Venezuela's balance sheet during the first quarter of 2015.

(b)
Income from continuing operations and net income for the fourth quarter of 2015 were impacted by: (i) a $20.7 million pension lump sum settlement charge related to the accounting for a one-time cash lump sum payment, which requires that a portion of pension losses within accumulated other comprehensive loss be realized in the period that related pension liabilities are settled (see Note 14, "Savings Plan, Pension and Post-retirement Benefits"); (ii) an increase in net income driven by the net reduction of the Company's deferred tax valuation allowance on its net deferred tax assets for certain foreign jurisdictions, which has been reflected in the provision for income taxes for 2015 (See Note 16, "Income Taxes"); (iii) a $9.7 million non-cash goodwill impairment charge related to the Global Color Brands reporting unit (see Note 8, "Goodwill and Intangible Assets"); and (iv) $9.5 million in restructuring charges related to the 2015 Efficiency Program (see Note 3, "Restructuring Charges").

(c)
Income from continuing operations and net income for the first quarter of 2014 were unfavorably impacted by restructuring charges of $13.5 million related to the Integration Program, as well as $3.8 million of acquisition and integration costs related to the Colomer Acquisition. (See Note 2, "Business Combinations," and Note 3, “Restructuring Charges”). Additionally, in the first quarter of 2014, the Company incurred a $1.9 million aggregate loss on early extinguishment of debt due to the February 2014 Term Loan Amendment. (See Note 11, “Long-Term Debt”).

(d)
Income from continuing operations and net income for the second and third quarter of 2014 were unfavorably impacted by foreign currency losses, net, of $7.2 million and $9.3 million, respectively, related to the required re-measurement of Revlon Venezuela's monetary assets and liabilities at June 30, 2014, and the results of unfavorable impacts of the revaluation of certain U.S. Dollar denominated intercompany payables during the third quarter of 2014. (See Note 1, "Description of Business and Summary of Significant Accounting Policies - Foreign Currency Translation" for further discussion on Venezuela foreign currency restrictions and related devaluation).

(e)	(Loss) income from discontinued operations includes the results of the Company's former China operations (See Note 4, "Discontinued Operations").

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

22. GUARANTOR FINANCIAL INFORMATION

Products Corporation's 5¾% Senior Notes are fully and unconditionally guaranteed on a senior basis by Products Corporation's domestic subsidiaries (other than certain immaterial subsidiaries) that guarantee Products Corporation's obligations under its Amended Credit Agreements (the "Guarantor Subsidiaries").

The following Condensed Consolidating Financial Statements present the financial information as of December 31, 2015 and December 31, 2014, and for the years ended December 31, 2015, 2014 and 2013 for (i) Products Corporation on a stand-alone basis, (ii) the Guarantor Subsidiaries on a stand-alone basis (iii) the subsidiaries of Products Corporation that do not guarantee Products Corporation's 5¾% Senior Notes (the "Non-Guarantor Subsidiaries") on a stand-alone basis; and (iv) Products Corporation, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis. The Condensed Consolidating Financial Statements are presented on the equity method, under which the investments in subsidiaries are recorded at cost and adjusted to the applicable share of the subsidiary's cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Balance Sheets
As of December 31, 2015
	Products Corporation	Guarantor Subsidiaries (a)	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$141.5	$93.0	$92.4	$—	$326.9
Trade receivables, less allowances for doubtful accounts	79.7	44.5	120.7	—	244.9
Inventories	88.1	34.5	61.2	—	183.8
Deferred income taxes - current	49.4	—	8.6	—	58.0
Prepaid expenses and other	136.9	3.3	30.5	—	170.7
Intercompany receivables	692.1	366.5	95.2	(1,153.8)	—
Investment in subsidiaries	591.0	16.3	—	(607.3)	—
Property, plant and equipment, net	124.8	28.1	62.4	—	215.3
Deferred income taxes - noncurrent	3.1	—	35.4	—	38.5
Goodwill	182.4	30.0	257.3	—	469.7
Intangible assets, net	56.6	156.7	104.7	—	318.0
Other assets	69.4	9.6	25.1	—	104.1
Total assets	$2,215.0	$782.5	$893.5	$(1,761.1)	$2,129.9
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$—	$11.3	$—	$11.3
Current portion of long-term debt	29.9	—	0.1	—	30.0
Accounts payable	85.3	29.2	86.8	—	201.3
Accrued expenses and other	175.1	18.9	78.4	—	272.4
Intercompany payables	360.4	401.0	392.4	(1,153.8)	—
Long-term debt	1,803.2	—	0.5	—	1,803.7
Other long-term liabilities	252.7	0.8	49.3	—	302.8
Total liabilities	2,706.6	449.9	618.8	(1,153.8)	2,621.5
Stockholder’s deficiency	(491.6)	332.6	274.7	(607.3)	(491.6)
Total liabilities and stockholder’s deficiency	$2,215.0	$782.5	$893.5	$(1,761.1)	$2,129.9

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statements of Income and Comprehensive Income
Twelve Months Ended December 31, 2015
	Products Corporation	Guarantor Subsidiaries (a)	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$1,049.4	$340.4	$730.7	$(206.2)	$1,914.3
Cost of sales	466.0	129.4	278.6	(206.2)	667.8
Gross profit	583.4	211.0	452.1	—	1,246.5
Selling, general and administrative expenses	495.0	131.2	367.3	—	993.5
Acquisition and integration costs	7.1	—	0.9	—	8.0
Restructuring charges and other, net	6.6	0.4	3.5	—	10.5
Impairment Charge	9.7	—	—	—	9.7
Operating income	65.0	79.4	80.4	—	224.8
Other expenses (income):
Intercompany interest, net	(8.2)	(0.1)	8.3	—	—
Interest expense	82.5	—	0.8	—	83.3
Amortization of debt issuance costs	5.7	—	—	—	5.7
Foreign currency (gains) losses, net	0.4	(0.6)	15.9	—	15.7
Miscellaneous, net	(54.2)	(0.1)	54.7	—	0.4
Other expenses (income), net	26.2	(0.8)	79.7	—	105.1
Income (loss) from continuing operations before income taxes	38.8	80.2	0.7	—	119.7
Provision for income taxes	16.0	36.2	2.2	—	54.4
(Loss) income from continuing operations	22.8	44.0	(1.5)	—	65.3
Income (loss) from discontinued operations, net of taxes	—	—	(3.2)	—	(3.2)
Equity in income of subsidiaries	39.3	43.1	—	(82.4)	—
Net income (loss)	$62.1	$87.1	$(4.7)	$(82.4)	$62.1
Other comprehensive (loss) income	(2.1)	(1.5)	(18.8)	20.3	(2.1)
Total comprehensive (loss) income	$60.0	$85.6	$(23.5)	$(62.1)	$60.0

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statements of Cash Flows
Twelve Months Ended December 31, 2015
	Products Corporation	Guarantor Subsidiaries (a)	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$89.1	$7.9	$58.3	$—	$155.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(29.5)	(5.5)	(13.3)	—	(48.3)
Business acquisitions, net of cash and cash required	(8.1)	—	(33.6)	—	(41.7)
Proceeds from the sale of certain assets	3.5	2.7	—	—	6.2
Net cash used in investing activities	(34.1)	(2.8)	(46.9)	—	(83.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings and overdraft	17.3	—	5.7	—	23.0
Repayments under the Acquisition Term Loan	(19.3)	—	—	—	(19.3)
Prepayments under the 2011 Term Loan	(12.1)	—	—	—	(12.1)
Other financing activities	(3.6)	—	(0.1)	—	(3.7)
Net cash (used in) provided by financing activities	(17.7)	—	5.6	—	(12.1)
Effect of exchange rate changes on cash and cash equivalents	—	(0.2)	(7.6)	—	(7.8)
Net increase in cash and cash equivalents	37.3	4.9	9.4	—	51.6
Cash and cash equivalents at beginning of period	104.2	88.1	83.0	—	275.3
Cash and cash equivalents at end of period	$141.5	$93.0	$92.4	$—	$326.9

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statements of Cash Flows
Twelve Months Ended December 31, 2013
	Products Corporation	Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$76.9	$4.6		$41.8		$—		123.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21.1)	(0.6)	—	(6.9)		—		(28.6)
Business acquisition, net of cash and cash equivalents acquired	(627.6)	—		—		—		(627.6)
Insurance proceeds for property, plant and equipment	—	—		13.1		—		13.1
Proceeds from the sale of certain assets	0.3	—		3.4		—		3.7
Net cash (used in) provided by investing activities	(648.4)	(0.6)		9.6		—		(639.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(2.0)	(3.2)		(1.1)		—		(6.3)
Borrowings under the Acquisition Term Loan	698.3	—		—		—		698.3
Proceeds from the issuance of the 5¾% Senior Notes	500.0	—		—		—		500.0
Repayment of the 9¾% Senior Secured Notes	(330.0)	—		—		—		(330.0)
Repayment under the 2011 Term Loan Facility	(113.0)	—		—		—		(113.0)
Repayment of the Contributed Loan	(48.6)	—		—		—		(48.6)
Payment of financing costs	(48.8)	—		—		—		(48.8)
Other financing activities	(2.2)	—		(0.4)		—		(2.6)
Net cash provided by (used in) financing activities	653.7	(3.2)	—	(1.5)	—	—	—	649.0
Effect of exchange rate changes on cash and cash equivalents	—	—		(5.1)		—		(5.1)
Net increase in cash and cash equivalents	82.2	0.8	—	44.8	—	—	—	127.8
Cash and cash equivalents at beginning of period	59.1	—		57.2		—		116.3
Cash and cash equivalents at end of period	141.3	0.8	—	102.0	—	—	—	244.1

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

SCHEDULE II

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2015, 2014 and 2013
(dollars in millions)

	Balance at Beginning of Year	Charged to Cost and Expenses	Other Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
2015	$9.3	$2.8	$(1.6)	$10.5
2014	4.2	8.4	(3.3)	9.3
2013	3.5	1.6	(0.9)	4.2

Allowance for Volume and Early Payment Discounts:
2015	$23.4	$51.6	$(52.4)	$22.6
2014	12.1	84.7	(73.4)	23.4
2013	14.6	57.6	(60.1)	12.1

Allowance for Sales Returns:
2015	$45.4	$48.5	$(54.6)	$39.3
2014	53.1	64.3	(72.0)	45.4
2013	54.5	77.8	(79.2)	53.1

S I G N A T U R E S
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 26, 2016

Revlon Consumer Products Corporation
(Registrant)

By: /s/ Lorenzo Delpani	By: /s/ Roberto Simon	By: /s/ Siobhan Anderson
Lorenzo Delpani	Roberto Simon	Siobhan Anderson
President,	Executive Vice President and	Vice President,
Chief Executive Officer and	Chief Financial Officer	Chief Accounting Officer,
Director		Corporate Controller, Treasurer
and Investor Relations

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant on February 26, 2016 and in the capacities indicated.

Signature	Title

*	Chairman of the Board and Director
(Ronald O. Perelman)
*	Vice Chairman of the Board and Director
(David L. Kennedy)
*	Director
(Alan S. Bernikow)
*	Director
(Viet D. Dinh)
*	Director
(Barry F. Schwartz)

* Mitra Hormozi, by signing her name hereto, does hereby sign this report on behalf of the directors of the registrant above whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.

By: /s/ Mitra Hormozi
Mitra Hormozi
Attorney-in-fact