Form 10-Q
period 2016-06-30
REVLON CONSUMER PRODUCTS CORP
filed 2016-07-29
CIK 890547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the registrant's common stock was 5,260 as of June 30, 2016, all of which were held by one affiliate, Revlon, Inc.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	June 30, 2016	December 31, 2015
	(Unaudited)	(as adjusted)(a)
ASSETS
Current assets:
Cash and cash equivalents	$185.8	$326.9
Trade receivables, less allowance for doubtful accounts of $10.7 and $10.5 as of June 30, 2016 and December 31, 2015, respectively	268.4	244.9
Inventories	209.6	183.8
Prepaid expenses and other	74.3	53.3
Receivable from Revlon, Inc.	127.2	117.4
Total current assets	865.3	926.3
Property, plant and equipment, net of accumulated depreciation of $286.3 and $271.7 as of June 30, 2016 and December 31, 2015, respectively	216.8	215.3
Deferred income taxes	41.7	49.8
Goodwill	476.7	469.7
Intangible assets, net of accumulated amortization of $72.8 and $61.1 as of June 30, 2016 and December 31, 2015, respectively	328.9	318.0
Other assets	89.4	84.1
Total assets	$2,018.8	$2,063.2

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current liabilities:
Short-term borrowings	$14.1	$11.3
Current portion of long-term debt	6.8	30.0
Accounts payable	187.6	201.3
Accrued expenses and other	233.2	272.4
Total current liabilities	441.7	515.0
Long-term debt	1,783.6	1,783.7
Long-term pension and other post-retirement plan liabilities	178.2	185.3
Other long-term liabilities	72.8	70.8
Stockholder's deficiency:
RCPC Preferred Stock, par value $1.00 per share; 1,000 shares authorized and 546 shares issued as of June 30, 2016 and December 31, 2015, respectively	54.6	54.6
Common Stock, par value $1.00 per share; 10,000 shares authorized and 5,260 shares issued as of June 30, 2016 and December 31, 2015 respectively	—	—
Additional paid-in-capital	960.9	957.5
Accumulated deficit	(1,236.1)	(1,258.4)
Accumulated other comprehensive loss	(236.9)	(245.3)
Total stockholder's deficiency	(457.5)	(491.6)
Total liabilities and stockholder's deficiency	$2,018.8	$2,063.2

(a) Adjusted as a result of the adoption of certain accounting pronouncements beginning on January 1, 2016. See Note 1, "Description of Business and Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements" for details of these adjustments.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net sales	$488.9	$482.4	$928.5	$920.9
Cost of sales	171.5	161.3	325.4	303.6
Gross profit	317.4	321.1	603.1	617.3
Selling, general and administrative expenses	256.8	256.9	502.6	503.8
Acquisition and integration costs	5.5	4.7	6.0	5.9
Restructuring charges and other, net	0.5	(3.6)	1.8	(3.1)
Operating income	54.6	63.1	92.7	110.7
Other expenses, net:
Interest expense	20.9	20.5	41.9	40.5
Amortization of debt issuance costs	1.4	1.4	2.9	2.8
Foreign currency loses (gains), net	8.5	(7.9)	5.1	8.0
Miscellaneous, net	0.2	0.2	0.5	0.2
Other expenses, net	31.0	14.2	50.4	51.5
Income from continuing operations before income taxes	23.6	48.9	42.3	59.2
Provision for income taxes	11.8	21.4	17.9	31.0
Income from continuing operations, net of taxes	11.8	27.5	24.4	28.2
Loss from discontinued operations, net of taxes	(2.5)	—	(2.1)	(0.1)
Net income	$9.3	$27.5	$22.3	$28.1
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (a)	2.6	0.8	5.3	(12.6)
Amortization of pension related costs, net of tax (b)(d)	2.0	1.8	3.8	3.5
Revaluation of derivative financial instruments, net of reclassifications into earnings (c)	0.2	(0.1)	(0.7)	(2.0)
Other comprehensive income (loss)	4.8	2.5	8.4	(11.1)
Total comprehensive income	$14.1	$30.0	$30.7	$17.0

(a)
Net of tax expense (benefit) of $0.5 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively, and $0.6 million and $(2.8) million for the six months ended June 30, 2016 and 2015, respectively.

(b)	Net of tax expense of $0.4 million for each of the three months ended June 30, 2016 and 2015, respectively, and $0.7 million for each of the six months ended June 30, 2016 and 2015.

(c)
Net of tax expense (benefit) of $0.1 million and nil for the three months ended June 30, 2016 and 2015, respectively, and $(0.4) million and $(1.2) million for the six months ended June 30, 2016 and 2015, respectively.

(d)
This other comprehensive income component is included in the computation of net periodic benefit (income) costs. See Note 11, “Pension and Post-Retirement Benefits,” for additional information regarding net periodic benefit (income) costs.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY
(dollars in millions)

	RCPC Preferred Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Deficiency
Balance, January 1, 2016	$54.6	$957.5	$(1,258.4)	$(245.3)	$(491.6)
Stock-based compensation amortization		3.3			3.3
Excess tax benefits from stock-based compensation		0.1			0.1
Net income			22.3		22.3
Other comprehensive loss, net (a)				8.4	8.4
Balance, June 30, 2016	$54.6	$960.9	$(1,236.1)	$(236.9)	$(457.5)

(a)	See Note 13, “Accumulated Other Comprehensive Loss,” regarding the changes in the accumulated balances for each component of other comprehensive income during the six months ended June 30, 2016.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Six Months Ended June 30,
	2016	2015 (as adjusted)(a)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22.3	$28.1
Adjustments to reconcile net income to net cash used in by operating activities:
Depreciation and amortization	52.2	50.8
Foreign currency losses from re-measurement	4.2	8.8
Amortization of debt discount	0.7	0.7
Stock-based compensation amortization	3.3	2.8
Provision for deferred income taxes	7.1	19.5
Amortization of debt issuance costs	2.9	2.8
Loss (gain) on sale of certain assets	0.3	(3.0)
Pension and other post-retirement income	(0.3)	(1.3)
Change in assets and liabilities:
Increase in trade receivables	(24.7)	(18.7)
Increase in inventories	(25.6)	(36.1)
Increase in prepaid expenses and other current assets	(31.0)	(25.1)
(Decrease) increase in accounts payable	(0.7)	29.6
Decrease in accrued expenses and other current liabilities	(43.1)	(25.5)
Pension and other post-retirement plan contributions	(3.6)	(5.2)
Purchases of permanent displays	(17.5)	(22.0)
Other, net	(3.7)	(3.7)
Net cash (used in) provided by operating activities	(57.2)	2.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18.6)	(17.2)
Business acquisitions	(29.2)	(34.2)
Proceeds from the sale of certain assets	0.4	2.0
Net cash used in investing activities	(47.4)	(49.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(8.4)	6.6
Repayments under the Acquisition Term Loan	(15.1)	(15.9)
Prepayments under the 2011 Term Loan	(11.5)	(12.1)
Other financing activities	(1.6)	(2.1)
Net cash used in financing activities	(36.6)	(23.5)
Effect of exchange rate changes on cash and cash equivalents	0.1	(5.9)
Net decrease in cash and cash equivalents	(141.1)	(76.3)
Cash and cash equivalents at beginning of period	326.9	275.3
Cash and cash equivalents at end of period	$185.8	$199.0
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$41.2	$37.9
Income taxes, net of refunds	12.9	10.8

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Item 1. Financial Statements

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revlon Consumer Products Corporation ("Products Corporation" and together with its subsidiaries, the "Company") is the direct wholly-owned operating subsidiary of Revlon, Inc., which is an indirect majority-owned subsidiary of MacAndrews & Forbes Incorporated (together with certain of its affiliates other than the Company and Revlon, Inc., "MacAndrews & Forbes"), a corporation wholly-owned by Ronald O. Perelman. The Company’s vision is to establish Revlon as the quintessential and most innovative beauty company in the world by offering products that make consumers feel attractive and beautiful. The Company wants to inspire its consumers to express themselves boldly and confidently. The Company operates in three reporting segments: the consumer division (“Consumer”); the professional division (“Professional”); and Other. The Company manufactures, markets and sells worldwide an extensive array of beauty and personal care products, including color cosmetics, hair color, hair care and hair treatments, beauty tools, men's grooming products, anti-perspirant deodorants, fragrances, skincare and other beauty care products. The Company’s principal customers for its products in the Consumer segment include large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, the Internet/e-commerce, television shopping, department stores, one-stop shopping beauty retailers, specialty cosmetics stores and perfumeries in the U.S. and internationally. The Company's principal customers for its products in the Professional segment include hair and nail salons and distributors to professional salons in the U.S. and internationally. The Other segment primarily includes the operating results of the CBBeauty Group and certain of its related entities (collectively "CBB" and such transaction, the "CBB Acquisition"). CBB develops, manufactures, markets and distributes fragrances and other beauty products under a variety of celebrity, lifestyle and fashion brands licensed from third parties, principally through department stores and selective distribution in international territories. The results included within the Other segment are not material to the Company’s consolidated results of operations.
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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Balance Sheets for the fiscal year ended December 31, 2015 and the Consolidated Statements of Cash Flows for the fiscal period ended June 30, 2015:

Consolidated Balance Sheets	Total as reported at 12/31/2015	Adjustment	Total as adjusted at 12/31/2015
Deferred income taxes - current	58.0	(58.0)	—
Deferred income taxes - noncurrent	38.5	11.3	49.8
Other long-term liabilities	117.5	(46.7)	70.8

Consolidated Statements of Cash Flows	Total as reported at 6/30/2015	Adjustment	Total as adjusted at 6/30/2015
Increase in prepaid expense and other current assets	(25.2)	0.1	(25.1)
Decrease in accrued expenses and other current liabilities	(25.4)	(0.1)	(25.5)

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

Recently Issued Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies certain aspects of accounting for share-based payment transactions including transactions in which an employee uses

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

shares to satisfy the employer’s minimum statutory income tax withholding obligation, forfeitures and income taxes when awards vest or are settled. The guidance is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company expects to adopt ASU No. 2016-09 beginning on January 1, 2017 and is in the process of assessing the impact that the new guidance will have on the Company’s results of operations, financial condition and financial statement disclosures.
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

2. BUSINESS COMBINATIONS
The Cutex International Acquisition
On May 31, 2016 (the "Cutex International Acquisition Date"), the Company completed the acquisition of certain international Cutex businesses ("Cutex International") from Coty Inc. (the "Cutex International Acquisition"), which primarily operate in Australia and the U.K., and related assets for total cash consideration of $29.1 million. Following the Company's October 2015 acquisition of the Cutex business and related assets in the U.S. from Cutex Brands, LLC, the Cutex International Acquisition completed the Company's global consolidation of the Cutex brand and enhances and complements the Company's existing brand portfolio of nail care products. Cutex International's results of operations are included in the Company’s Consolidated Financial Statements commencing on the Cutex International Acquisition Date. Pro forma results of operations have not been presented, as the impact of the Cutex International Acquisition on the Company’s consolidated financial results is not material.
The Company accounted for the Cutex International Acquisition as a business combination in the second quarter of 2016. The table below summarizes the allocation of the total consideration of $29.1 million paid on the Cutex International Acquisition Date:

Fair Value at May 31, 2016
Inventory	$0.8
Purchased Intangible Assets (a)	19.7
Goodwill	8.6
Total consideration transferred	$29.1

(a) Purchased intangible assets include customer networks fair valued at $14.0 million, intellectual property fair valued at $0.9 million, which are amortized over useful lives of 15 and 10 years, respectively, and indefinite lived trade names fair valued at $4.8 million.

The Company reacquired the Cutex trade name, which had previously provided Coty with an exclusive right to manufacture, market and sell Cutex branded products for an initial term and perpetual automatic 20-year renewals. Based on the terms and conditions of the existing license agreements and other factors, the Cutex trade name was assigned an indefinite-life and, therefore, will not be amortized.
The fair values of the net assets acquired in the Cutex International Acquisition were based on management’s preliminary estimate of the respective fair values. The estimated fair values of net assets and resulting goodwill are subject to the Company finalizing its analysis of the fair value of Cutex International's assets as of the Cutex International Acquisition Date and may be adjusted upon completion of such analysis. In addition, information unknown at the time of the Cutex International Acquisition Date could result in adjustments to the respective fair values and resulting goodwill within the year following the Cutex International Acquisition Date.
In determining the estimated fair values of net assets acquired and resulting goodwill related to the Cutex International Acquisition, the Company considered, among other factors, the analysis of Cutex International's historical financial performance and an estimate of the future performance of the acquired business, as well as market participants' intended use of the acquired assets. Factors contributing to the purchase price resulting in the recognition of goodwill include the anticipated benefits the

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Company expects to achieve through the expansion of its nail product portfolio. Both the intangible assets acquired and goodwill are not deductible for income tax purposes.

3. RESTRUCTURING CHARGES
2015 Efficiency Program
In September 2015, the Company initiated certain restructuring actions to drive certain organizational efficiencies across the Company's Consumer and Professional segments (the "2015 Efficiency Program"). These actions, which commenced during 2015 and are planned to occur through 2017, are expected to reduce general and administrative expenses within the Consumer and Professional segments. Of the $1.2 million of restructuring and related charges recognized in the first six months of 2016 for the 2015 Efficiency Program, $0.5 million related to the Consumer segment and $0.6 million related to the Professional segment, with the remaining charges included within unallocated corporate expenses. The Company expects to recognize total restructuring and related charges for the 2015 Efficiency Program of $11.7 million by the end of 2017, of which $6.9 million is expected to relate to the Consumer segment, $4.4 million is expected to relate to the Professional segment and the remaining charge relates to unallocated corporate expenses.
A summary of the restructuring and related charges incurred through June 30, 2016 in connection with the 2015 Efficiency Program is presented in the following table:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Other	Total Restructuring Charges
Charges incurred through December 31, 2015	$9.4	$0.1	$9.5
Charges incurred in the six months ended June 30, 2016	$0.6	$0.6	$1.2
Cumulative charges incurred through June 30, 2016	$10.0	$0.7	$10.7
Total expected charges	$10.0	$1.7	$11.7

Of the cumulative $10.7 million of restructuring and related charges recognized through the second quarter of 2016 related to the 2015 Efficiency Program, $6.5 million related to the Consumer segment, $3.8 million related to the Professional segment and the remaining charges related to unallocated corporate expenses.
The Company expects that cash payments will total approximately $12 million in connection with the 2015 Efficiency Program, including $0.2 million for capital expenditures (which capital expenditures are excluded from total restructuring and related charges expected to be recognized for the 2015 Efficiency Program), of which $1.6 million was paid in the six months ended June 30, 2016 and $2.8 million was paid in 2015. A total of $6.2 million is expected to be paid during the remainder of 2016, with the remaining balance expected to be paid in 2017.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Restructuring Reserve
The related liability balance and activity for each of the Company's restructuring programs are presented in the following table:

				Utilized, Net
	Balance Beginning of Year	(Income) Expense, Net	Foreign Currency Translation	Cash	Non-cash	Balance End of Period
2015 Efficiency Program:
Employee severance and other personnel benefits	$6.6	$0.6	$—	$(1.2)	$—	$6.0
Other	0.1	0.6	—	(0.4)	(0.1)	0.2
Integration Program:(a)
Employee severance and other personnel benefits	0.8	—	—	(0.8)	—	—
Other	0.1	—	—	—	—	0.1
December 2013 Program:(b)
Employee severance and other personnel benefits	1.2	—	—	—	—	1.2
Other	—	—	—	—	—	—
Other immaterial actions:
Employee severance and other personnel benefits	2.3	0.3	—	(1.0)	—	1.6
Other	0.7	0.3	—	(0.3)	—	0.7
Total restructuring reserve	$11.8	$1.8	$—	$(3.7)	$(0.1)	$9.8

(a) Following Products Corporation's October 2013 acquisition of The Colomer Group Participations, S.L. ("Colomer" and the "Colomer Acquisition"), the Company implemented actions to integrate Colomer's operations into the Company's business which reduced costs across the Company's businesses and generated synergies and operating efficiencies within the Company's global supply chain and consolidated offices and back office support (all such actions, together, the "Integration Program"). The Integration Program was substantially completed as of December 31, 2015.

(b) In December 2013, the Company announced restructuring actions that primarily included exiting its direct manufacturing, warehousing and sales business operations in mainland China (the "December 2013 Program"). The December 2013 Program resulted in the elimination of approximately 1,100 positions in 2014, primarily in China.

At June 30, 2016, $9.8 million of the restructuring reserve balance was included within accrued expenses and other in the Company's Consolidated Balance Sheet. At December 31, 2015, $11.8 million of the restructuring reserve balance was included within accrued expenses in the Company's Consolidated Balance Sheet.

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

The results of the China discontinued operations are included within Loss from discontinued operations, net of taxes, and relate entirely to the Consumer segment. The summary comparative financial results of discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$—	$—	$—	$—
Loss from discontinued operations, before taxes	(2.5)	—	(2.1)	(0.1)
Provision for income taxes	—	—	—	—
Loss from discontinued operations, net of taxes	(2.5)	—	(2.1)	(0.1)

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Assets and liabilities of the China discontinued operations included in the Consolidated Balance Sheets consist of the following:

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$1.8	$2.0
Trade receivables, net	0.2	0.2
Total current assets	2.0	2.2
Total assets	$2.0	$2.2

Accounts payable	$0.6	$0.7
Accrued expenses and other	3.5	3.6
Total current liabilities	4.1	4.3
Total liabilities	$4.1	$4.3

5. INVENTORIES

	June 30, 2016	December 31, 2015
Raw materials and supplies	$61.9	$58.2
Work-in-process	12.0	8.3
Finished goods	135.7	117.3
	$209.6	$183.8

6. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill

The following table presents the changes in goodwill by segment during the six months ended June 30, 2016:

	Consumer	Professional	Other	Total
Balance at January 1, 2016	$210.1	$240.7	$18.9	$469.7
Goodwill acquired (a)	8.6	—	—	8.6
Foreign currency translation adjustment	—	0.2	(1.8)	(1.6)
Balance at June 30, 2016	$218.7	$240.9	$17.1	$476.7
(a) On May 31, 2016, the Company completed the Cutex International Acquisition. See Note 2, "Business Combinations," to the Unaudited Consolidated Financial Statements in this Form 10-Q for details related to the Cutex International Acquisition.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Intangible Assets, Net

The following tables present details of the Company's total intangible assets:

	June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Trademarks and Licenses	$147.2	$(42.3)	$104.9
Customer relationships	132.5	(24.4)	108.1
Patents and Internally-Developed IP	17.9	(5.2)	12.7
Distribution rights	3.1	(0.9)	2.2
Total finite-lived intangible assets	$300.7	$(72.8)	$227.9

Indefinite-lived intangible assets:
Trade Names	$101.0	$—	$101.0
Total indefinite-lived intangible assets	$101.0	$—	$101.0

Total intangible assets	$401.7	$(72.8)	$328.9

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Trademarks and Licenses	$145.0	$(36.0)	$109.0
Customer relationships	118.8	(20.5)	98.3
Patents and Internally-Developed IP	16.8	(4.0)	12.8
Distribution rights	3.5	(0.6)	2.9
Total finite-lived intangible assets	$284.1	$(61.1)	$223.0

Indefinite-lived intangible assets:
Trade Names	$95.0	$—	$95.0
Total indefinite-lived intangible assets	$95.0	$—	$95.0

Total intangible assets	$379.1	$(61.1)	$318.0

Amortization expense for finite-lived intangible assets was $6.1 million and $5.3 million for the three months ended June 30, 2016 and 2015, respectively. Amortization expense for finite-lived intangible assets was $12.0 million and $10.4 million for the six months ended June 30, 2016 and 2015, respectively.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The following table reflects the estimated future amortization expense, a portion of which is subject to exchange rate fluctuations, for the Company's finite-lived intangible assets as of June 30, 2016:

Estimated Amortization Expense
2016	$11.5
2017	23.6
2018	22.7
2019	20.1
2020	19.5
Thereafter	130.5
Total	$227.9

7. ACCRUED EXPENSES AND OTHER

	June 30, 2016	December 31, 2015
Sales returns and allowances	$50.8	$61.1
Compensation and related benefits	49.4	75.6
Advertising and promotional costs	37.0	38.4
Taxes	23.4	20.8
Interest	12.3	12.4
Restructuring reserve	9.8	11.8
Other	50.5	52.3
	$233.2	$272.4

8. LONG-TERM DEBT

	June 30, 2016	December 31, 2015
Amended Term Loan Facility: Acquisition Term Loan due 2019, net of discounts and debt issuance costs (a)	$648.5	$662.1
Amended Term Loan Facility: 2011 Term Loan due 2017, net of discounts and debt issuance costs (a)	648.2	658.5
Amended Revolving Credit Facility (b)	—	—
5¾% Senior Notes due 2021, net of debt issuance costs (c)	493.1	492.5
Spanish Government Loan due 2025 (d)	0.6	0.6
	1,790.4	1,813.7
Less current portion (*)	(6.8)	(30.0)
	$1,783.6	$1,783.7

(*) At December 31, 2015, the Company classified $30.0 million as the current portion of long-term debt, which was comprised of a $23.2 million required “excess cash flow” prepayment (as defined under the Amended Term Loan Agreement, as hereinafter defined) that was paid on February 29, 2016, and the Company’s regularly scheduled $1.7 million quarterly principal amortization payments (after giving effect to such prepayment) due in 2016.
(a) See Note 17, "Subsequent Events," to the Unaudited Consolidated Financial Statements in this Form 10-Q for debt-related matters that occurred subsequent to the second quarter of 2016 and see Note 11, "Long-Term Debt," to the Consolidated Financial Statements in the Company's 2015 Form 10-K for certain details regarding Products Corporation's Amended Term

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Loan Agreement, which facility is comprised of: (i) the term loan due November 19, 2017 in the original aggregate amount of $675.0 million (the "2011 Term Loan"); and (ii) the term loan due October 8, 2019 in the original aggregate amount of $700.0 million (the "Acquisition Term Loan") which, respectively, had $651.4 million and $658.6 million in aggregate principal balance outstanding at June 30, 2016 (together, the "Amended Term Loan Agreement").
(b) See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in the Company's 2015 Form 10-K for certain details regarding Products Corporation's existing $175.0 million asset-based, multi-currency revolving credit facility (the "Amended Revolving Credit Facility") which matures on the earlier of August 14, 2018 and the date that is 90 days prior to the earliest maturity date of any term loans then outstanding under the Amended Term Loan Agreement.
(c) See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in the Company's 2015 Form 10-K for certain details regarding Products Corporation's 5¾% Senior Notes that mature on February 15, 2021. The aggregate principal amount outstanding at June 30, 2016 was $500 million.
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
See Note 17, "Subsequent Events," to the Unaudited Consolidated Financial Statements in this Form 10-Q for debt-related transaction details that occurred subsequent to the second quarter of 2016.
Covenants
Products Corporation was in compliance with all applicable covenants under the Amended Term Loan Agreement and the Amended Revolving Credit Facility as of June 30, 2016. At June 30, 2016, the aggregate principal amounts outstanding under the Acquisition Term Loan and the 2011 Term Loan were $658.6 million and $651.4 million, respectively, and availability under the $175.0 million Amended Revolving Credit Facility, based upon the calculated borrowing base less $8.3 million of outstanding undrawn letters of credit and nil then drawn on the Amended Revolving Credit Facility, was $166.7 million.
Products Corporation was in compliance with all applicable covenants under its 5¾% Senior Notes Indenture as of June 30, 2016 and December 31, 2015.

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

As of June 30, 2016, the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value are categorized in the table below:

	Total	Level 1	Level 2	Level 3
Assets:
Derivatives:
FX Contracts(a)	$1.1	$—	$1.1	$—
Total assets at fair value	$1.1	$—	$1.1	$—
Liabilities:
Derivatives:
FX Contracts(a)	$1.8	$—	$1.8	$—
2013 Interest Rate Swap(b)	7.6	—	7.6	—
Total liabilities at fair value	$9.4	$—	$9.4	$—

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

(a)
The fair value of the Company’s foreign currency forward exchange contracts ("FX Contracts") was measured based on observable market transactions for similar transactions in actively quoted markets of spot and forward rates on the respective dates. See Note 10, “Financial Instruments," to the Unaudited Consolidated Financial Statements in this Form 10-Q.

(b)
The fair value of the Company's 2013 Interest Rate Swap (as hereinafter defined) was measured based on the implied forward rates from the U.S. Dollar three-month LIBOR yield curve on the respective dates. See Note 10, “Financial Instruments.”

As of June 30, 2016, the fair values and carrying values of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion	$—	$1,793.2	$—	$1,793.2	$1,790.4
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

10. FINANCIAL INSTRUMENTS
Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $8.3 million and $8.8 million (including amounts available under credit agreements in effect at that time) were maintained at June 30, 2016 and December 31, 2015, respectively. Included in these amounts are approximately $7.2 million and $7.5 million at June 30, 2016 and December 31, 2015, respectively, in standby letters of credit that support Products Corporation’s self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.

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
The U.S. Dollar notional amount of the FX Contracts outstanding at June 30, 2016 and December 31, 2015 was $74.2 million and $76.3 million, respectively.
Interest Rate Swap Transaction
In November 2013, Products Corporation executed a forward-starting floating-to-fixed interest rate swap transaction with a 1.00% floor, based on a notional amount of $400 million in respect of indebtedness under the Acquisition Term Loan over a period of three years (the "2013 Interest Rate Swap"). The Company designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments related to the $400 million notional amount under the Acquisition Term Loan over the three-year term of the 2013 Interest Rate Swap. Products Corporation receives from the counterparty a floating interest rate based on the higher of three-month USD LIBOR or 1.00%, while paying a fixed interest rate payment to the counterparty equal to 2.0709% (which effectively fixes the interest rate on such notional amount at 5.0709% over the three-year term of the 2013 Interest Rate Swap). For the six months ended June 30, 2016, the 2013 Interest Rate Swap was deemed effective and therefore the changes in fair value related to the 2013 Interest Rate Swap have been recorded in Other Comprehensive Loss. As of June 30, 2016, the balance of deferred net losses on derivatives included in accumulated other comprehensive loss was $4.5 million after-tax. (See "Quantitative Information – Derivative Financial Instruments" below).
The Company expects that $2.6 million of the after-tax deferred net losses related to the 2013 Interest Rate Swap will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The amount ultimately realized in earnings may differ, as LIBOR is subject to change. Realized gains and losses are ultimately determined by actual rates at maturity of the derivative.

Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of the derivative instruments in asset positions, which totaled $1.1 million and $2.0 million as of June 30, 2016 and December 31, 2015, respectively. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties. Given the current credit standing of the Company's counterparties to its derivative instruments, the Company believes that the risk of loss under these derivative instruments arising from any non-performance by any of the counterparties is remote.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Quantitative Information – Derivative Financial Instruments
The effects of the Company’s derivative instruments on its Consolidated Financial Statements were as follows:

(a)	Fair Values of Derivative Financial Instruments in the Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	Assets			Liabilities
	Balance Sheet	June 30, 2016	December 31, 2015	Balance Sheet	June 30, 2016	December 31, 2015
	Classification	Fair Value	Fair Value	Classification	Fair Value	Fair Value
Derivatives designated as hedging instruments:
2013 Interest Rate Swap(i)	Prepaid expenses and other	$—	$—	Accrued expenses and other	$4.2	$4.0
	Other assets	—	—	Other long-term liabilities	3.4	2.5
Derivatives not designated as hedging instruments:
FX Contracts(ii)	Prepaid expenses and other	$1.1	$2.0	Accrued Expenses	$1.8	$0.6

(i) The fair values of the 2013 Interest Rate Swap at June 30, 2016 and December 31, 2015 were measured based on the implied forward rates from the U.S. Dollar three-month LIBOR yield curve at June 30, 2016 and December 31, 2015, respectively.

(ii) The fair values of the FX Contracts at June 30, 2016 and December 31, 2015 were measured based on observable market transactions of spot and forward rates at June 30, 2016 and December 31, 2015, respectively.

(b) Effects of Derivative Financial Instruments on the Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2016 and 2015:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Derivatives designated as hedging instruments:
2013 Interest Rate Swap, net of tax (a)	$0.2	$(0.1)	$(0.7)	$(2.0)

(a)
Net of tax expense (benefit) of $0.1 million and nil for the three months ended June 30, 2016 and 2015, respectively, and $(0.4) million and $(1.2) million for the six months ended June 30, 2016 and 2015, respectively.

	Income Statement Classification	Amount of Gain (Loss) Recognized in Net Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Derivatives designated as hedging instruments:
2013 Interest Rate Swap	Interest Expense	$(1.1)	$(0.5)	$(2.2)	$(0.5)
Derivatives not designated as hedging instruments:
FX Contracts	Foreign currency gain (loss), net	$0.3	$0.4	$(0.5)	$0.9

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

11. PENSION AND POST-RETIREMENT BENEFITS
The components of net periodic benefit (income) costs for the Company’s pension and the other post-retirement benefit plans for the second quarter of 2016 and 2015 are as follows:

	Pension Plans		Other Post-Retirement Benefit Plans
	Three Months Ended June 30,
	2016	2015	2016	2015
Net periodic benefit (income) costs:
Service cost	$0.2	$0.2	$—	$—
Interest cost	5.1	7.1	0.1	0.1
Expected return on plan assets	(7.8)	(10.2)	—	—
Amortization of actuarial loss	2.3	2.1	0.1	0.1
	(0.2)	(0.8)	0.2	0.2
Portion allocated to Revlon Holdings	(0.1)	(0.1)	—	—
	$(0.3)	$(0.9)	$0.2	$0.2
The components of net periodic benefit (income) costs for the Company's pension and the other post-retirement benefit plans for the first six months of 2016 and 2015 are as follows:

	Pension Plans		Other Post-Retirement Benefit Plans
	Six Months Ended June 30,
	2016	2015	2016	2015
Net periodic benefit (income) costs:
Service cost	$0.3	$0.4	$—	$—
Interest cost	10.3	14.3	0.2	0.2
Expected return on plan assets	(15.6)	(20.3)	—	—
Amortization of actuarial loss	4.4	4.1	0.1	0.1
	(0.6)	(1.5)	0.3	0.3
Portion allocated to Revlon Holdings	(0.1)	(0.1)	—	—
	$(0.7)	$(1.6)	$0.3	$0.3
In the three and six months ended June 30, 2016, the Company recognized net periodic benefit income of $0.1 million and $0.4 million, respectively, compared to net periodic benefit income of $0.7 million and $1.3 million in the three and six months ended June 30, 2015, primarily due to the lower expected return on plan assets, partially offset by lower interest cost as a result of the Company's adoption of the alternative approach to calculating the service and interest components of net periodic benefit cost for pension and other post-retirement benefits (the “full yield curve” approach) which was adopted by the Company at December 31, 2015.
Net periodic benefit costs (income) are reflected in the Company's Consolidated Financial Statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net periodic benefit (income) costs:
Cost of sales	$(0.5)	$(1.0)	$(1.3)	$(2.0)
Selling, general and administrative expense	0.4	0.3	0.9	0.7
	$(0.1)	$(0.7)	$(0.4)	$(1.3)

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
During the second quarter of 2016, $1.4 million and $0.3 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During the first six months of 2016, $3.1 million and $0.5 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During 2016, the Company expects to contribute approximately $10 million in the aggregate to its pension and other post-retirement benefit plans.
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
For the second quarter of 2016 and 2015, the Company recorded a provision for income taxes of $11.8 million and $21.4 million, respectively. The $9.6 million decrease in the provision for income taxes was primarily due to lower pre-tax income and the phasing of the recognition of income taxes.
For the first six months of 2016 and 2015, the Company recorded a provision for income taxes of $17.9 million and $31.0 million, respectively. The $13.1 million decrease in the provision for income taxes was primarily due to lower pre-tax income and the phasing of the recognition of income taxes.
The Company's effective tax rate for the three months ended June 30, 2016 was higher than the federal statutory rate of 35% as a result of foreign and U.S. tax effects attributable to operations outside the U.S. and foreign dividends and earnings taxable in the U.S.
The Company's effective tax rate for the six months ended June 30, 2016 was higher than the federal statutory rate of 35% as a result of certain foreign dividends and earnings taxable in the U.S.
The Company remains subject to examination of its income tax returns in various jurisdictions including, without limitation: Australia and Spain for tax years ended December 31, 2011 through December 31, 2014; South Africa, the U.K. and the U.S. (federal) for tax years ended December 31, 2012 through December 31, 2014; and Canada for tax years ended December 31, 2012 through December 31, 2015.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

13. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as of June 30, 2016 are as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post-retirement Benefits	Deferred Gain (Loss) - Hedging	Other	Accumulated Other Comprehensive Loss
Balance at January 1, 2016	$(23.5)	$(217.7)	$(3.8)	$(0.3)	$(245.3)
Currency translation adjustment, net of tax of $0.6 million	5.3				5.3
Amortization of pension related costs, net of tax of $0.7 million(a)		3.8			3.8
Revaluation of derivative financial instrument, net of amounts reclassified into earnings and tax benefit of $0.4 million(b)			$(0.7)		(0.7)
Other comprehensive income (loss)	5.3	3.8	(0.7)	—	8.4
Balance at June 30, 2016	$(18.2)	$(213.9)	$(4.5)	$(0.3)	$(236.9)

(a)
Amounts represent the change in accumulated other comprehensive loss as a result of the amortization of actuarial losses (gains) arising during each year related to the Company’s pension and other post-retirement plans. See Note 11, “Pension and Post-retirement Benefits,” for further discussion of the Company’s pension and other post-retirement plans.

(b)
For the six months ended June 30, 2016, the Company's 2013 Interest Rate Swap was deemed effective and therefore, the changes in fair value related to the 2013 Interest Rate Swap were recorded in other comprehensive income (loss). See Note 10, "Financial Instruments," for further discussion of the 2013 Interest Rate Swap.

As shown above, comprehensive loss includes changes in the fair value of the 2013 Interest Rate Swap, which qualifies for hedge accounting. A rollforward of the amounts reclassified out of accumulated other comprehensive loss into earnings as of June 30, 2016 are as follows:

2013 Interest Rate Swap
Beginning accumulated losses at March 31, 2016	(4.7)
Reclassifications into earnings (net of $0.4 million tax expense)(a)	0.7
Change in fair value (net of $0.3 million tax benefit)	(0.5)
Ending accumulated losses at June 30, 2016	$(4.5)

2013 Interest Rate Swap
Beginning accumulated losses at December 31, 2015	(3.8)
Reclassifications into earnings (net of $0.8 million tax expense)(a)	1.3
Change in fair value (net of $1.2 million tax benefit)	(2.0)
Ending accumulated losses at June 30, 2016	$(4.5)

(a)	Reclassified to interest expense.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

A rollforward of the amounts reclassified out of accumulated other comprehensive loss into earnings as of June 30, 2015 are as follows:

2013 Interest Rate Swap
Beginning accumulated losses at March 31, 2015	(4.1)
Reclassifications into earnings (net of $0.2 million tax expense)(a)	0.3
Change in fair value (net of $0.2 million tax benefit)	(0.4)
Ending accumulated losses at June 30, 2015	$(4.2)

2013 Interest Rate Swap
Beginning accumulated losses at December 31, 2014	(2.2)
Reclassifications into earnings (net of $0.2 million tax expense)(a)	0.3
Change in fair value (net of $1.4 million tax benefit)	(2.3)
Ending accumulated losses at June 30, 2015	$(4.2)

(a)	Reclassified to interest expense.

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

At June 30, 2016, the Company’s operations are organized into the following reportable segments:

•
Consumer - The Consumer segment is comprised of the Company's consumer brands, which primarily include Revlon, Almay, SinfulColors and Pure Ice in color cosmetics; Revlon ColorSilk in women’s hair color; Revlon in beauty tools; and Mitchum in anti-perspirant deodorants. The Company’s principal customers for its consumer products include large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, the Internet/e-commerce, television shopping, department stores, one-stop shopping beauty retailers, specialty cosmetics stores and perfumeries in the U.S. and internationally. The Consumer segment also includes a skincare line under the Natural Honey brand and a hair color line under the Llongueras brand sold to large volume retailers and other retailers, primarily in Spain, which were acquired as part of the Colomer Acquisition. In October 2015 and in May 2016, the Company acquired the U.S. Cutex business and Cutex International business and related assets, respectively. The results of operations relating to the sales of Cutex nail care products are included within the Consumer segment.

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

•
Other - The Other segment primarily includes the operating results of the CBB business and related purchase accounting for the CBB Acquisition. CBB develops, manufactures, markets and distributes fragrances and other beauty products under various celebrity, lifestyle and fashion brands licensed from third parties, principally through

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

department stores and selective distribution in international territories. The results included within the Other segment are not material to the Company’s consolidated results of operations.
The Company's management evaluates segment profit, which is defined as income from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses, for each of the Company's reportable segments. Segment profit also excludes unallocated corporate expenses and the impact of certain items that are not directly attributable to the reportable segments' underlying operating performance, which includes the impacts of: (i) restructuring and related charges; (ii) acquisition and integration costs; (iii) deferred compensation related to the accounting for the CBB Acquisition; and (iv) costs of sales resulting from a fair value adjustment in the second quarter of 2016 and 2015 to inventory acquired in the Cutex International Acquisition and CBB Acquisition, respectively. Such items are shown below in the table reconciling segment profit to consolidated income from continuing operations before income taxes. Unallocated corporate expenses primarily include general and administrative expenses related to the corporate organization. These expenses are recorded in unallocated corporate expenses, as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. The Company does not have any material inter-segment sales.
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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The following table is a comparative summary of the Company’s net sales and segment profit by reportable segment for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016		2015
Segment Net Sales:
Consumer	$359.5	$354.7	$679.5		$679.0
Professional	123.3	123.4	238.4		237.6
Other	$6.1	$4.3	10.6		4.3
Total	$488.9	$482.4	$928.5		$920.9

Segment Profit:
Consumer	$81.0	$83.8	$139.4		$146.0
Professional	24.1	24.3	49.7		53.5
Other	$0.1	$0.2	(0.8)		0.2
Total	$105.2	$108.3	$188.3		$199.7

Reconciliation:
Segment Profit	$105.2	$108.3	$188.3		$199.7
Less:
Unallocated corporate expenses	16.2	15.8	30.4		30.5
Depreciation and amortization	26.3	25.2	52.2		50.8
Non-cash stock compensation expense	1.1	1.2	3.3		2.8
Non-Operating items:
Restructuring and related charges	0.5	(3.0)	1.8		(2.3)
Acquisition and integration costs	5.5	4.7	6.0		5.9
Deferred compensation related to CBB acquisition	0.9	0.7	1.8	—	0.7
Inventory purchase accounting adjustment, cost of sales	0.1	0.6	0.1		0.6
Operating Income	54.6	63.1	92.7		110.7
Less:
Interest Expense	20.9	20.5	41.9		40.5
Amortization of debt issuance costs	1.4	1.4	2.9		2.8
Foreign currency losses (gains), net	8.5	(7.9)	5.1		8.0
Miscellaneous, net	0.2	0.2	0.5		0.2
Income from continuing operations before income taxes	$23.6	$48.9	$42.3		$59.2

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

As of June 30, 2016, the Company had operations established in 23 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Geographic area:
Net sales:
United States	$263.0	54%	$267.0	55%	$510.7	55%	$511.4	56%
Outside of the United States	225.9	46%	215.4	45%	417.8	45%	409.5	44%
	$488.9		$482.4		$928.5		$920.9

	June 30, 2016		December 31, 2015
Long-lived assets, net:
United States	$853.0	77%	$854.7	79%
Outside of the United States	258.8	23%	232.4	21%
	$1,111.8		$1,087.1

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Classes of similar products:
Net sales:
Color cosmetics	$263.4	54%	$266.0	55%	$487.7	52%	$505.5	55%
Hair care	134.7	27%	130.0	27%	266.8	29%	256.9	28%
Beauty care and fragrance	90.8	19%	86.4	18%	174.0	19%	158.5	17%
	$488.9		$482.4		$928.5		$920.9

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

16. RELATED PARTY TRANSACTIONS
Reimbursement Agreements
As previously disclosed in the Company's 2015 Form 10-K, Revlon, Inc., Products Corporation and MacAndrews & Forbes have entered into reimbursement agreements (the "Reimbursement Agreements") pursuant to which: (i) MacAndrews & Forbes is obligated to provide (directly or through its affiliates) certain professional and administrative services, including, without limitation, employees, to the Company, and to purchase services from third party providers, such as insurance, legal, accounting and air transportation services, on behalf of the Company, to the extent requested by Products Corporation; and (ii) Products Corporation is obligated to provide certain professional and administrative services, including, without limitation, employees, to

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

MacAndrews & Forbes and to purchase services from third party providers, such as insurance, legal and accounting services, on behalf of MacAndrews & Forbes, to the extent requested by MacAndrews & Forbes, provided that in each case the performance of such services does not cause an unreasonable burden to MacAndrews & Forbes or Products Corporation, as the case may be.
The Company reimburses MacAndrews & Forbes for the allocable costs of the services that MacAndrews & Forbes purchases for or provides to the Company and for the reasonable out-of-pocket expenses that MacAndrews & Forbes incurs in connection with the provision of such services. MacAndrews & Forbes reimburses Products Corporation for the allocable costs of the services that Products Corporation purchases for or provides to MacAndrews & Forbes and for the reasonable out-of-pocket expenses incurred by Products Corporation in connection with the purchase or provision of such services. Each of the Company, on the one hand, and MacAndrews & Forbes, on the other, has agreed to indemnify the other party for losses arising out of the services provided by it under the Reimbursement Agreements, other than losses resulting from its willful misconduct or gross negligence.
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
The net activity related to services provided and/or purchased under the Reimbursement Agreements during the six months ended June 30, 2016 and 2015 was $1.4 million and $2.3 million, respectively, which primarily includes partial payments made by the Company to MacAndrews & Forbes during the first quarter of 2016 and 2015 for premiums related to the Company's allocable portion of the 5-year renewal of the D&O Insurance Program for the period from January 31, 2012 through January 31, 2017. As of June 30, 2016 and December 31, 2015, a receivable balance of nil and $0.1 million, respectively, from MacAndrews & Forbes were included in the Company's Balance Sheets for transactions subject to the Reimbursement Agreements.

Other
During the six months ended June 30, 2016 and 2015, the Company engaged several companies in which MacAndrews & Forbes had a controlling interest to provide the Company with various ordinary course business services. These services included processing approximately $24.8 million and $16.1 million of coupon redemptions for the Company's retail customers for the six months ended June 30, 2016 and 2015, respectively, for which the Company paid fees of approximately $0.2 million and $0.2 million during the six months ended June 30, 2016 and 2015, respectively, and other similar advertising, coupon redemption and raw material supply services, for which the Company paid fees aggregating to less than $0.2 million during the six months ended June 30, 2016 and 2015, respectively. The Company believes that its engagement of each of these affiliates was on arm's length terms, taking into account each firm's expertise in its respective field, and that the fees paid were at least as favorable as those available from unaffiliated parties.

17. SUBSEQUENT EVENTS
On June 16, 2016, the Company and Revlon, Inc. entered into an agreement and plan of merger (the "Merger Agreement") by and among the Company, Revlon, Inc., RR Transaction Corp., a wholly-owned subsidiary of the Company (“Acquisition Sub”) and Elizabeth Arden, Inc. ("Elizabeth Arden") pursuant to which, among other things, Acquisition Sub will merge with and into Elizabeth Arden (the “Merger” or the “Pending Acquisition”), with Elizabeth Arden surviving the Merger as a wholly-owned subsidiary of the Company. The Company expects the Merger to close by the end of 2016, subject to receipt of regulatory approvals and satisfaction of other customary closing conditions.
Elizabeth Arden is a global prestige beauty products company with an extensive portfolio of iconic beauty brands that are highly complementary to the Company's existing brand portfolio and are sold worldwide. In North America, Elizabeth Arden’s principal customers include prestige retailers, the mass retail channel and distributors, as well as direct sales to consumers via its branded retail outlet stores and e-commerce business. Elizabeth Arden products are also sold through the Elizabeth Arden Red Door Spa beauty salons and spas. Internationally, Elizabeth Arden’s portfolio of owned and licensed brands is sold to perfumeries, boutiques, department stores, travel retailers and distributors.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

In connection with the execution of the Merger Agreement, on June 16, 2016, the Company entered into a debt financing commitment letter (the “Debt Commitment Letter”) with Citigroup Global Markets Inc., Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (collectively, the “Lenders”). Pursuant to the Debt Commitment Letter, the Lenders have committed to arrange and provide the Company with: (i) a seven-year senior secured term loan facility in an aggregate principal amount of $1.8 billion (the "New Term Loan Facilities"); (ii) a five-year senior secured asset-based revolving credit facility in a principal amount of $400 million (the "New Revolving Credit Facility"); and (iii) to the extent that the proceeds of the Unsecured Notes (as defined below) are not available to consummate the transactions contemplated by the Merger Agreement, up to $400 million of senior unsecured bridge loans under a senior unsecured credit facility (the foregoing facilities collectively, the “Facilities”). The availability of the borrowings under the Facilities is subject to the satisfaction of certain customary conditions, including the consummation of the Merger.
Additionally, the Company engaged affiliates of the Lenders to act as initial purchasers and placement agents for a private placement of up to $400 million of senior unsecured notes (the “Unsecured Notes”). The proceeds of the applicable Facilities and Unsecured Notes (to the extent borrowed or issued on the closing date of the Merger (the "Closing Date") will be used to: (x) finance the Merger; (y) pay the fees, costs and expenses incurred in connection with, among other things, the Merger and the Facilities; and (z) fund the refinancing of substantially all of the Company’s existing long-term debt and credit facilities (such transactions in clauses (x) through (z) being the "Transactions"); provided that the Company's existing 5¾% Senior Notes due 2021 will remain outstanding.
On July 21, 2016, Revlon Escrow Corporation (the “Escrow Issuer”), a wholly owned subsidiary of the Company, priced an offering of $450.0 million aggregate principal amount of 6.25% Senior Notes due 2024 (the “Notes”), the proceeds of which Products Corporation expects will be used, together with $1.8 billion of borrowings under the New Term Loan Facility and $100.0 million of borrowings under the New Revolving Credit Facility, to finance the Transactions. The amount of borrowings under the New Revolving Credit Facility will be subject to changes in working capital requirements and other adjustments. The offering of the Notes is expected to close on August 4, 2016.
The aggregate principal amount of Notes that will be issued represents an increase from the $400.0 million aggregate principal amount of Notes that Products Corporation had originally offered. The amount of cash on hand that the Company had planned to use to finance the Pending Acquisition will be reduced by the amount of additional net proceeds of the Notes, and any remaining net proceeds will be used for general corporate purposes.
At the closing of the offering of the Notes, pursuant to an escrow agreement (the “Escrow Agreement”), the gross proceeds of the Notes, together with interest on the Notes, will be placed in an escrow account until the Closing Date of the Pending Acquisition. Under the Escrow Agreement, the Closing Date may be extended from time to time (subject to the Company or an affiliate funding additional interest through the extended Closing Date into the escrow account), but not later than six months after the initial issuance date of the Notes.
The net proceeds of the Notes will be released from escrow upon the satisfaction of various customary conditions precedent, including completion of the Pending Acquisition. Upon the escrow release: (1) the Escrow Issuer will be merged with and into Products Corporation, with Products Corporation as the surviving corporation, and Products Corporation will assume the Escrow Issuer's obligations under the Notes and the related indenture, (2) Products Corporation's current subsidiaries that guarantee its existing 5¾% Senior Notes will guarantee the Notes and the related indenture (along with the New Term Loan Facility and the New Revolving Credit Facility); and (3) Elizabeth Arden and certain of its subsidiaries will guarantee the Notes and the related indenture (along with the New Term Loan Facility, the New Revolving Credit Facility and the 5¾% Senior Notes).

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
The following Condensed Consolidating Financial Statements present the financial information as of June 30, 2016 and December 31, 2015, and for each of the three and six months ended June 30, 2016 and 2015 for: (i) Products Corporation on a stand-alone basis; (ii) the Guarantor Subsidiaries on a stand-alone basis; (iii) the subsidiaries of Products Corporation that do not guarantee Products Corporation’s 5¾% Senior Notes (the “Non-Guarantor Subsidiaries”) on a stand-alone basis; and (iv) Products Corporation, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis. The Condensed Consolidating Financial Statements are presented on the equity method, under which the investments in subsidiaries are recorded at cost and adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Balance Sheets
As of June 30, 2016
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$61.9	$71.4	$52.5	$—	$185.8
Trade receivables, less allowances for doubtful accounts	93.9	45.3	129.2	—	268.4
Inventories	92.5	38.0	79.1	—	209.6
Prepaid expenses and other	154.6	6.8	40.1	—	201.5
Intercompany receivables	778.9	451.2	79.2	(1,309.3)	—
Investment in subsidiaries	576.4	(6.2)	—	(570.2)	—
Property, plant and equipment, net	127.4	26.7	62.7	—	216.8
Deferred income taxes	7.2	—	34.5	—	41.7
Goodwill	182.4	30.0	264.3	—	476.7
Intangible assets, net	53.8	152.8	122.3	—	328.9
Other assets	50.6	13.4	25.4	—	89.4
Total assets	$2,179.6	$829.4	$889.3	$(1,879.5)	$2,018.8
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$—	$14.1	$—	$14.1
Current portion of long-term debt	6.7	—	0.1	—	6.8
Accounts payable	74.2	28.7	84.7	—	187.6
Accrued expenses and other	134.4	16.5	82.3	—	233.2
Intercompany payables	427.6	461.3	420.4	(1,309.3)	—
Long-term debt	1,783.1	—	0.5	—	1,783.6
Other long-term liabilities	211.1	5.9	34.0	—	251.0
Total liabilities	2,637.1	512.4	636.1	(1,309.3)	2,476.3
Stockholder’s deficiency	(457.5)	317.0	253.2	(570.2)	(457.5)
Total liabilities and stockholder’s deficiency	$2,179.6	$829.4	$889.3	$(1,879.5)	$2,018.8

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statements of Income and Comprehensive Income
For the Three Months Ended June 30, 2016
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$229.4	$85.6	$187.8	$(13.9)	$488.9
Cost of sales	83.0	31.8	70.6	(13.9)	171.5
Gross profit	146.4	53.8	117.2	—	317.4
Selling, general and administrative expenses	123.7	37.2	95.9	—	256.8
Acquisition and integration costs	5.2	—	0.3	—	5.5
Restructuring charges and other, net	(0.2)	0.1	0.6	—	0.5
Operating income	17.7	16.5	20.4	—	54.6
Other expenses (income):
Intercompany interest, net	(2.0)	(0.2)	2.2	—	—
Interest expense	20.7	—	0.2	—	20.9
Amortization of debt issuance costs	1.4	—	—	—	1.4
Foreign currency losses (gains), net	1.8	(0.6)	7.3	—	8.5
Miscellaneous, net	(12.5)	(3.2)	15.9	—	0.2
Other expenses (income), net	9.4	(4.0)	25.6	—	31.0
Income (loss) from continuing operations before income taxes	8.3	20.5	(5.2)	—	23.6
(Benefit from) provision for income taxes	(3.8)	12.8	2.8	—	11.8
Income (loss) from continuing operations	12.1	7.7	(8.0)	—	11.8
Loss from discontinued operations, net of taxes	—	—	(2.5)	—	(2.5)
Equity in loss of subsidiaries	(2.8)	(6.2)	—	9.0	—
Net income (loss)	$9.3	$1.5	$(10.5)	$9.0	$9.3
Other comprehensive income (loss)	4.8	(3.1)	(5.4)	8.5	4.8
Total comprehensive income (loss)	$14.1	$(1.6)	$(15.9)	$17.5	$14.1

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statements of Income and Comprehensive Income
For the Three Months Ended June 30, 2015
	Products Corporation	Guarantor Subsidiaries		Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$268.4	$85.3		$178.6	$(49.9)	$482.4
Cost of sales	114.4	33.0		63.8	(49.9)	161.3
Gross profit	154.0	52.3		114.8	—	321.1
Selling, general and administrative expenses	119.3	40.2		97.4	—	256.9
Acquisition and integration costs	4.7	—		—	—	4.7
Restructuring charges and other, net	(0.7)	0.6	—	(3.5)	—	(3.6)
Operating income	30.7	11.5		20.9	—	63.1
Other expenses (income):
Intercompany interest, net	(2.1)	—		2.1	—	—
Interest expense	20.3	—		0.2	—	20.5
Amortization of debt issuance costs	1.4	—		—	—	1.4
Foreign currency (gains), net	(1.4)	—		(6.5)	—	(7.9)
Miscellaneous, net	11.4	(2.9)		(8.3)	—	0.2
Other expenses (income), net	29.6	(2.9)		(12.5)	—	14.2
Income from continuing operations before income taxes	1.1	14.4		33.4	—	48.9
Provision for income taxes	9.5	9.5		2.4	—	21.4
Loss (income) from continuing operations	(8.4)	4.9		31.0	—	27.5
Income from discontinued operations, net of taxes	—	—		—	—	—
Equity in loss of subsidiaries	35.9	22.6		—	(58.5)	—
Net income	$27.5	$27.5		$31.0	$(58.5)	$27.5
Other comprehensive income (loss)	2.5	(1.8)		1.8	—	2.5
Total comprehensive income	$30.0	$25.7		$32.8	$(58.5)	$30.0

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statements of Income and Comprehensive Income
For the Six Months Ended June 30, 2016
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$428.1	$168.6	$346.0	$(14.2)	$928.5
Cost of sales	145.2	62.2	132.2	(14.2)	325.4
Gross profit	282.9	106.4	213.8	—	603.1
Selling, general and administrative expenses	247.7	72.8	182.1	—	502.6
Acquisition and integration costs	5.6	—	0.4	—	6.0
Restructuring charges and other, net	—	0.7	1.1	—	1.8
Operating income	29.6	32.9	30.2	—	92.7
Other expenses (income):
Intercompany interest, net	(4.3)	0.1	4.2	—	—
Interest expense	41.6	—	0.3	—	41.9
Amortization of debt issuance costs	2.9	—	—	—	2.9
Foreign currency losses (gains), net	2.1	(0.3)	3.3	—	5.1
Miscellaneous, net	(34.7)	3.8	31.4	—	0.5
Other expenses, net	7.6	3.6	39.2	—	50.4
Income (loss) from continuing operations before income taxes	22.0	29.3	(9.0)	—	42.3
(Benefit from) provision for income taxes	(8.5)	26.2	0.2	—	17.9
Income (loss) from continuing operations	30.5	3.1	(9.2)	—	24.4
Loss from discontinued operations, net of taxes	—	—	(2.1)	—	(2.1)
Equity in loss of subsidiaries	(8.2)	(12.1)	—	20.3	—
Net income (loss)	$22.3	$(9.0)	$(11.3)	$20.3	$22.3
Other comprehensive income (loss)	8.4	(7.5)	(8.2)	15.7	8.4
Total comprehensive income (loss)	$30.7	$(16.5)	$(19.5)	$36.0	$30.7

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statements of Income and Comprehensive Income
For the Six Months Ended June 30, 2015
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$511.8	$166.3	$334.8	$(92.0)	$920.9
Cost of sales	215.6	60.7	119.3	(92.0)	303.6
Gross profit	296.2	105.6	215.5	—	617.3
Selling, general and administrative expenses	245.8	68.8	189.2	—	503.8
Acquisition and integration costs	5.9	—	—	—	5.9
Restructuring charges and other, net	(0.5)	0.7	(3.3)	—	(3.1)
Operating income	45.0	36.1	29.6	—	110.7
Other expenses (income):
Intercompany interest, net	(4.1)	(0.1)	4.2	—	—
Interest expense	40.3	—	0.2	—	40.5
Amortization of debt issuance costs	2.8	—	—	—	2.8
Foreign currency (gains) losses, net	(1.2)	(0.5)	9.7	—	8.0
Miscellaneous, net	(6.2)	(1.4)	7.8	—	0.2
Other expenses (income), net	31.6	(2.0)	21.9	—	51.5
Income from continuing operations before income taxes	13.4	38.1	7.7	—	59.2
Provision for income taxes	11.0	18.1	1.9	—	31.0
Income from continuing operations	2.4	20.0	5.8	—	28.2
Loss from discontinued operations, net of taxes	—	—	(0.1)	—	(0.1)
Equity in loss of subsidiaries	25.7	12.4	—	(38.1)	—
Net income	$28.1	$32.4	$5.7	$(38.1)	$28.1
Other comprehensive loss	(11.1)	(2.8)	(13.3)	16.1	(11.1)
Total comprehensive income (loss)	$17.0	$29.6	$(7.6)	$(22.0)	$17.0

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2016
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(27.2)	$(20.4)	$(9.6)	$—	$(57.2)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13.2)	(1.2)	(4.2)	—	(18.6)
Business acquisition	—	—	(29.2)	—	(29.2)
Proceeds from the sale of certain assets	—	0.4	—	—	0.4
Net cash used in investing activities	(13.2)	(0.8)	(33.4)	—	(47.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(11.2)	—	2.8	—	(8.4)
Repayments under the Acquisition Term Loan	(15.1)	—	—	—	(15.1)
Prepayments under the 2011 Term Loan	(11.5)	—	—	—	(11.5)
Other financing activities	(1.4)	—	(0.2)	—	(1.6)
Net cash (used in) provided by financing activities	(39.2)	—	2.6	—	(36.6)
Effect of exchange rate changes on cash and cash equivalents	—	(0.4)	0.5	—	0.1
Net decrease in cash and cash equivalents	(79.6)	(21.6)	(39.9)	—	(141.1)
Cash and cash equivalents at beginning of period	$141.5	$93.0	$92.4	$—	$326.9
Cash and cash equivalents at end of period	$61.9	$71.4	$52.5	$—	$185.8

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2015
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(1.7)	$(0.3)	$4.5	$—	$2.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10.6)	(2.5)	(4.1)	—	(17.2)
Business acquisition, net of cash acquired	—	—	(34.2)	—	(34.2)
Proceeds from the sale of certain assets	0.4	1.5	0.1	—	2.0
Net cash used in investing activities	(10.2)	(1.0)	(38.2)	—	(49.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings and overdraft	4.0	—	2.6	—	6.6
Repayments under the Acquisition Term Loan	(15.9)	—	—	—	(15.9)
Prepayments under the 2011 Term Loan	(12.1)	—	—	—	(12.1)
Other financing activities	(1.9)	—	(0.2)	—	(2.1)
Net cash (used in) provided by financing activities	(25.9)	—	2.4	—	(23.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	(5.9)	—	(5.9)
Net decrease in cash and cash equivalents	(37.8)	(1.3)	(37.2)	—	(76.3)
Cash and cash equivalents at beginning of period	$104.2	$88.1	$83.0	$—	$275.3
Cash and cash equivalents at end of period	$66.4	$86.8	$45.8	$—	$199.0

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Overview of the Business
Revlon Consumer Products Corporation ("Products Corporation" and together with its subsidiaries, the "Company") is the direct wholly-owned operating subsidiary of Revlon, Inc., which is an indirect majority-owned subsidiary of MacAndrews & Forbes Incorporated (together with certain of its affiliates other than the Company and Revlon, Inc., "MacAndrews & Forbes"), a corporation wholly-owned by Ronald O. Perelman.
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
The Company's Business Strategy
Our strategic goal is to optimize the market and financial performance of our portfolio of brands and assets. The business strategies that the Company employs include:

•
Building Our Strong Brands. The Company intends to continue building its strong brands by focusing on innovative, high-quality, consumer-preferred brand offerings, effective consumer brand communication, appropriate levels of targeted advertising and promotion and timely execution with our retail partners.

•
Driving Innovation. The global beauty industry is characterized by a high degree of differentiated innovation, which is one of the pillars of the Company's planned growth and a primary focus operationally. The Company's innovation strategy centers on creating fewer, bigger and better new product launches across our brands that are relevant, impactful and distinctive.

•
Continuing to Grow Our International Business in High Growth Regions. The Company currently sells its products in approximately 130 countries, and the pending acquisition of Elizabeth Arden will provide greater access to high-growth markets, such as the Asia Pacific region. The Company intends to continue driving growth by strategically entering new territories and expanding within existing territories by leveraging our distribution network and penetrating new and existing sales channels.

•
Sharing Best Practices and Leveraging Scale to Drive Margin Profile. The Company continues to generate consistent margins and plans to further drive margins by reducing costs across its supply chain, eliminating overhead redundancies and leveraging purchasing scale.

•
Further Developing Our Organizational Capability. The Company intends to continue developing its organizational capability through retaining, attracting and rewarding highly capable people and through performance management, development planning, succession planning and training. The Company looks to develop and support employees who fit into its innovative culture and inspire the creative drive that represents the foundation of our vision and execution of our strategy.

•
Growing Through Acquisitions of Businesses or Licenses. The Company seeks to opportunistically acquire brands to complement its core business. The Company believes that our acquisition strategy has been, and will continue to be, successful. The Company focuses on targets that will strengthen its existing capabilities or help the Company to expand into new product categories, channels or geographies. The Company continues to look opportunistically for additional fragrance licenses to build its fragrance business.

Overview of Net Sales and Earnings Results
Consolidated net sales in the second quarter of 2016 were $488.9 million, an increase of $6.5 million, or 1.3%, compared to $482.4 million in the second quarter of 2015. Excluding the $10.3 million unfavorable impact of foreign currency fluctuations, consolidated net sales increased by $16.8 million, or 3.5%, in the second quarter of 2016, compared to the second quarter of 2015. The increase in consolidated net sales in the second quarter of 2016 was primarily driven by a $14.0 million, or 3.9%, increase in

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Consumer segment net sales, a $2.1 million, or 48.8%, increase in Other segment net sales (as a result of the April 2015 CBB Acquisition) and a slight increase in Professional segment net sales.
Consolidated net sales in the first six months of 2016 were $928.5 million, an increase of $7.6 million, or 0.8%, compared to $920.9 million in the first six months of 2015. Excluding the $24.9 million unfavorable impact of foreign currency fluctuations, consolidated net sales increased by $32.5 million, or 3.5%, in the first six months of 2016 compared to the first six months of 2015. The increase in consolidated net sales in the first six months of 2016 was primarily driven by a $22.1 million, or 3.3%, increase in Consumer segment net sales, a $6.6 million, or 153.5%, increase in Other segment net sales (as a result of the April 2015 CBB Acquisition) and a $3.8 million, or 1.6%, increase in Professional segment net sales.
Consolidated income from continuing operations, net of taxes, in the second quarter of 2016 was $11.8 million, compared to consolidated income from continuing operations, net of taxes, of $27.5 million in the second quarter of 2015. The $15.7 million decrease in the second quarter of 2016 was primarily due to:

•
$16.4 million of unfavorable variance in foreign currency losses (gains), net, as a result of $8.5 million in foreign currency losses recognized during the second quarter of 2016, as compared to $7.9 million in foreign currency gains, net, recognized during the second quarter of 2015;

•
a $4.1 million increase in restructuring charges and other, net, which increase is due to $0.5 million of charges incurred during the second quarter of 2016, as compared to net reductions in estimated restructuring costs of $3.6 million during the second quarter of 2015; and

•	$3.7 million of lower gross profit in the second quarter of 2016, primarily due to a $10.2 million increase in cost of sales, partially offset by a $6.5 million increase in net sales;
with the foregoing partially offset by:

•	a $9.6 million decrease in the provision for income taxes recognized in the second quarter of 2016, primarily due to lower pre-tax income and the phasing of the recognition of income taxes.
Consolidated income from continuing operations, net of taxes, in the first six months of 2016 was $24.4 million, compared to $28.2 million of consolidated income from continuing operations, net of taxes, in the first six months of 2015. The $3.8 million decrease in the first six months of 2016 was primarily due to:

•	$14.2 million of lower gross profit in the first six months of 2016, primarily due to a $21.8 million increase in cost of sales, partially offset by a $7.6 million increase in net sales; and

•
a $4.9 million increase in restructuring charges and other, net, primarily due to $1.2 million of charges incurred under the 2015 Efficiency Program during the first six months of 2016, as compared to net reductions in estimated restructuring costs of $3.6 million during the second quarter of 2015;

with the foregoing partially offset by:

•	a $12.8 million decrease in the provision for income taxes recognized in the first six months of 2016, primarily due to lower pre-tax income and the phasing of the recognition of income taxes.
These items are discussed in more detail within "Results of Operations" below.

Recent Events
Elizabeth Arden Pending Transactions
On June 16, 2016, the Company and Revlon, Inc. entered into the Merger Agreement by and among the Company, Revlon, Inc., Acquisition Sub and Elizabeth Arden, pursuant to which, among other things, Acquisition Sub will merge with and into Elizabeth Arden, with Elizabeth Arden surviving the Merger as a wholly-owned subsidiary of the Company. The Company expects the Merger to close by the end of 2016, subject to receipt of regulatory approvals and satisfaction of other customary closing conditions.
Elizabeth Arden is a global prestige beauty products company with an extensive portfolio of iconic beauty brands that are highly complementary to the Company's existing brand portfolio and are sold worldwide. In North America, Elizabeth Arden’s principal customers include prestige retailers, the mass retail channel and distributors, as well as direct sales to consumers via its branded retail outlet stores and e-commerce business. Elizabeth Arden products are also sold through the Elizabeth Arden Red Door Spa beauty salons and spas. Internationally, Elizabeth Arden’s portfolio of owned and licensed brands is sold to perfumeries, boutiques, department stores, travel retailers and distributors.
In connection with the execution of the Merger Agreement, on June 16, 2016, the Company entered into the Debt Commitment

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Letter with the Lenders. Pursuant to the Debt Commitment Letter, the Lenders have committed to arrange and provide the Company with the Facilities, consisting of: (i) a senior secured term loan facility in an aggregate principal amount of $1.8 billion (the "New Term Loan Facilities"); (ii) a senior secured asset-based revolving credit facility in a principal amount of $400 million; and (iii) to the extent that the proceeds of the Unsecured Notes are not available to consummate the transactions contemplated by the Merger Agreement, up to $400 million of senior unsecured bridge loans under a senior unsecured credit facility. The availability of the borrowings under the Facilities is subject to the satisfaction of certain customary conditions, including the consummation of the Merger.
Additionally, the Company engaged affiliates of the Lenders to act as initial purchasers and placement agents for a private placement of up to $400 million of Unsecured Notes. The proceeds of the applicable Facilities and Unsecured Notes (to the extent borrowed or issued on the Closing Date of the Merger) will be used to: (x) finance the Merger; (y) pay the fees, costs and expenses incurred in connection with, among other things, the Merger and the Facilities; and (z) fund the refinancing of substantially all of the Company’s existing long-term debt and credit facilities (such transactions in clauses (x) through (z) being the "Transactions"); provided that the Company's existing 5¾% Senior Notes due 2021 shall remain outstanding.
On July 21, 2016, the Escrow Issuer, a wholly owned subsidiary of the Company, priced an offering of $450.0 million aggregate principal amount of 6.25% Senior Notes due 2024 (the “Notes”), the proceeds of which Products Corporation expects will be used, together with $1.8 billion of borrowings under the New Term Loan Facility and $100.0 million of borrowings under the New Revolving Credit Facility, to finance the Transactions. The amount of borrowings under the New Revolving Credit Facility will be subject to changes in working capital requirements and other adjustments. The offering of the Notes is expected to close on August 4, 2016.
The aggregate principal amount of Notes that will be issued represents an increase from the $400.0 million aggregate principal amount of Notes that Products Corporation had originally offered. The amount of cash on hand that the Company had planned to use to finance the Pending Acquisition will be reduced by the amount of additional net proceeds of the Notes, and any remaining net proceeds will be used for general corporate purposes.
At the closing of the offering of the Notes, pursuant to an escrow agreement (the “Escrow Agreement”), the gross proceeds of the Notes, together with interest on the Notes, will be placed in an escrow account until the Closing Date of the Pending Acquisition. Under the Escrow Agreement, the Closing Date may be extended from time to time (subject to the Company or an affiliate funding additional interest through the extended Closing Date into the escrow account), but not later than six months after the initial issuance date of the Notes.
The net proceeds of the Notes will be released from escrow upon the satisfaction of various customary conditions precedent, including completion of the Pending Acquisition. Upon the escrow release: (1) the Escrow Issuer will be merged with and into Products Corporation, with Products Corporation as the surviving corporation, and Products Corporation will assume the Escrow Issuer's obligations under the Notes and the related indenture; (2) Products Corporation's current subsidiaries that guarantee its existing 5¾% Senior Notes will guarantee the Notes and the related indenture (along with the New Term Loan Facility and the New Revolving Credit Facility); and (3) Elizabeth Arden and certain of its subsidiaries will guarantee the Notes and the related indenture (along with the New Term Loan Facility, the New Revolving Credit Facility and the 5¾% Senior Notes).
Acquisition of Cutex International
On the Cutex International Acquisition Date, the Company completed the Cutex International Acquisition from Coty Inc. for total cash consideration of $29.1 million. Cutex International primarily operates in Australia and the U.K. Following the Company's October 2015 acquisition of the Cutex business and related assets in the U.S., the Cutex International Acquisition completes the Company's global consolidation of the Cutex brand and enhances and complements the Company's existing brand portfolio of nail care products. The Cutex International results of operations are included in the Company’s Consolidated Financial Statements commencing on the Cutex International Acquisition Date. Pro forma results of operations have not been presented, as the impact of the Cutex International Acquisition on the Company’s consolidated financial results is not material. See Note 2, "Business Combinations," to the Unaudited Consolidated Financial Statements in this Form 10-Q for further details related to the Cutex International Acquisition.
2016 Debt Related Transaction
On February 29, 2016, the Company prepaid $23.2 million of indebtedness, representing 50% of its 2015 “excess cash flow” as defined under the Amended Term Loan Agreement, in accordance with the terms of its Amended Term Loan Facility. The prepayment was applied on a ratable basis between the principal amounts outstanding under the 2011 Term Loan and the Acquisition Term Loan. The amount of the prepayment that was applied to the 2011 Term Loan reduced the principal amount outstanding by $11.5 million to $651.4 million (as all amortization payments under the 2011 Term Loan had been paid). The $11.7 million that was applied to the Acquisition Term Loan reduced Products Corporation's future annual amortization payments under the Acquisition Term Loan on a ratable basis from $6.9 million prior to the prepayment to $6.8 million after giving effect to the prepayment and through its maturity on October 8, 2019. See Note 8, "Long-Term Debt," to the Unaudited Consolidated Financial

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Statements in this Form 10-Q for further details and "Elizabeth Arden Pending Transactions" above for information related to the financing transactions that are expected to be consummated in connection with the Pending Acquisition.

Operating Segments
The Company primarily operates in three segments: the Consumer segment, the Professional segment and the Other segment:

•
The Consumer segment is comprised of the Company's consumer brands, which primarily include Revlon, Almay, SinfulColors and Pure Ice in color cosmetics; Revlon ColorSilk in women’s hair color; Revlon in beauty tools; and Mitchum in anti-perspirant deodorants. The Company’s principal customers for its consumer products include large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, the Internet/e-commerce, television shopping, department stores, one-stop shopping beauty retailers, specialty cosmetics stores and perfumeries in the U.S. and internationally. The Consumer segment also includes a skincare line under the Natural Honey brand and a hair color line under the Llongueras brand sold to large volume retailers and other retailers, primarily in Spain, which were acquired as part of the Colomer Acquisition. In October 2015 and in May 2016, the Company acquired Cutex businesses in the U.S. and in certain international territories and related assets, respectively. The results of operations relating to the sales of Cutex nail care products are included within the Consumer segment.

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

•
The Other segment primarily includes the operating results of the CBBeauty Group and certain of its related entities (collectively "CBB" and such transaction, the "CBB Acquisition"). CBB develops, manufactures, markets and distributes fragrances and other beauty products under various celebrity, lifestyle and fashion brands licensed from third parties, principally through department stores and selective distribution in international territories. The results included within the Other segment are not material to the Company’s consolidated results of operations.

Results of Operations
In the tables below, all amounts are in millions and numbers in parentheses ( ) denote unfavorable variances.
Consolidated Net Sales:
Second quarter results:
Consolidated net sales in the second quarter of 2016 were $488.9 million, an increase of $6.5 million, or 1.3%, as compared to $482.4 million in the second quarter of 2015. Excluding the $10.3 million unfavorable impact of foreign currency fluctuations, consolidated net sales increased by $16.8 million, or 3.5%, during the second quarter of 2016.
Year-to-date results:
Consolidated net sales in the first six months of 2016 were $928.5 million, a $7.6 million increase, or 0.8%, as compared to $920.9 million in the first six months of 2015. Excluding the $24.9 million unfavorable impact of foreign currency fluctuations, consolidated net sales increased by $32.5 million, or 3.5%, during the first six months of 2016.
See "Segment Results" below for further discussion.

Segment Results:
The Company's management evaluates segment profit, which is defined as income from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses, for each of the Company's reportable segments. Segment profit also excludes unallocated corporate expenses and the impact of certain items that are not directly attributable to the segments' underlying operating performance, which includes the impact of: (i) restructuring and related charges; (ii) acquisition and integration costs; (iii) deferred compensation related to the accounting for the CBB Acquisition; and (iv) costs of sales resulting from fair

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

value adjustments in the second quarter of 2016 and 2015 to inventory acquired in the Cutex International Acquisition and CBB Acquisition, respectively. Unallocated corporate expenses primarily include general and administrative expenses related to the corporate organization. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. The Company does not have any material inter-segment sales. For a reconciliation of segment profit to income from continuing operations before income taxes, see Note 14, "Segment Data and Related Information" to the Unaudited Consolidated Financial Statements in this Form 10-Q.

The following tables provide a comparative summary of the Company's segment results for the three months ended June 30, 2016 and 2015:

	Net Sales							Segment Profit
	Three Months Ended June 30,			Change		XFX Change (a)		Three Months Ended June 30,		Change		XFX Change (a)
	2016		2015	$	%	$	%	2016	2015	$	%	$	%
Consumer	$359.5		$354.7	$4.8	1.4%	$14.0	3.9%	$81.0	$83.8	$(2.8)	(3.3)%	$(2.1)	(2.5)%
Professional	123.3		123.4	(0.1)	(0.1)%	0.7	0.6%	24.1	24.3	(0.2)	(0.8)%	(0.1)	(0.4)%
Other	6.1	—	4.3	1.8	41.9%	2.1	48.8%	0.1	0.2	(0.1)	(50.0)%	(0.1)	(50.0)%
Total	$488.9		$482.4	$6.5	1.3%	$16.8	3.5%	$105.2	$108.3	$(3.1)	(2.9)%	$(2.3)	(2.1)%
(a) XFX excludes the impact of foreign currency fluctuations.

The following tables provide a comparative summary of the Company's segment results for the six months ended June 30, 2016 and 2015:

	Net Sales							Segment Profit
	Six Months Ended June 30,			Change		XFX Change (a)		Six Months Ended June 30,		Change		XFX Change (a)
	2016		2015	$	%	$	%	2016	2015	$	%	$	%
Consumer	$679.5		$679.0	$0.5	0.1%	$22.1	3.3%	$139.4	$146.0	$(6.6)	(4.5)%	$(5.0)	(3.4)%
Professional	238.4		237.6	0.8	0.3%	3.8	1.6%	49.7	53.5	(3.8)	(7.1)%	(3.8)	(7.1)%
Other	10.6	—	4.3	6.3	146.5%	6.6	153.5%	(0.8)	0.2	(1.0)	(500.0)%	(1.0)	(500.0)%
Total	$928.5		$920.9	$7.6	0.8%	$32.5	3.5%	$188.3	$199.7	$(11.4)	(5.7)%	$(9.8)	(4.9)%
(a) XFX excludes the impact of foreign currency fluctuations.

Consumer Segment
Second quarter results:
Consumer segment net sales in the second quarter of 2016 were $359.5 million, a $4.8 million increase, or 1.4%, compared to $354.7 million in the second quarter of 2015. Excluding the $9.2 million unfavorable impact of foreign currency fluctuations (referred to herein as on an "XFX basis"), total Consumer net sales increased by $14.0 million, or 3.9%, in the second quarter of 2016, compared to the second quarter of 2015. This increase was primarily driven by higher net sales of Revlon color cosmetics, SinfulColors color cosmetics, Mitchum anti-perspirant deodorant products and Cutex nail products, partially offset by lower net sales of Almay color cosmetics.
Consumer segment profit in the second quarter of 2016 was $81.0 million, a $2.8 million decrease, or 3.3%, compared to $83.8 million in the second quarter of 2015. Excluding the $0.7 million unfavorable impact of foreign currency fluctuations, Consumer segment profit decreased by $2.1 million, or 2.5%, in the second quarter of 2016, compared to the second quarter of 2015. This decrease was primarily driven by the unfavorable impact of product mix and the impact of foreign currency transaction within cost of sales.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Year-to-date results:
Consumer segment net sales in the first six months of 2016 were $679.5 million, a $0.5 million increase, or 0.1%, compared to $679.0 million in the first six months of 2015. Excluding the $21.6 million unfavorable impact of foreign currency fluctuations, total Consumer net sales increased by $22.1 million, or 3.3%, in the first six months of 2016, compared to the first six months of 2015. This increase was primarily driven by higher net sales of Cutex nail products, SinfulColors color cosmetics and Mitchum anti-perspirant deodorant products, partially offset by lower net sales of Almay color cosmetics.
Consumer segment profit in the first six months of 2016 was $139.4 million, a $6.6 million decrease, or 4.5%, compared to $146.0 million in the first six months of 2015. Excluding the $1.6 million unfavorable impact of foreign currency fluctuations, Consumer segment profit decreased by $5.0 million, or 3.4%, in the first six months of 2016, compared to the first six months of 2015. This decrease was primarily driven by lower gross profit as a result of the unfavorable impact of product mix and the impact of foreign currency transaction within cost of sales.

Professional Segment
Second quarter results:
Professional segment net sales in the second quarter of 2016 were $123.3 million, a $0.1 million decrease, or 0.1%, compared to $123.4 million in the second quarter of 2015. Excluding the $0.8 million favorable impact of foreign currency fluctuations, total Professional net sales increased by $0.7 million in the second quarter of 2016, compared to the second quarter of 2015. This increase was primarily due to higher net sales of Revlon Professional hair products and American Crew men’s grooming products throughout the international region, mostly offset by lower net sales of CND nail products due to the timing of product launches.
Professional segment profit in the second quarter of 2016 was $24.1 million, a $0.2 million decrease, or 0.8%, compared to $24.3 million in the second quarter of 2015. Excluding the $0.1 million unfavorable impact of foreign currency fluctuations, Professional segment profit decreased by $0.1 million in the second quarter of 2016, compared to the second quarter of 2015, essentially flat.
Year-to-date results:
Professional segment net sales in the first six months of 2016 were $238.4 million, a $0.8 million increase, or 0.3%, compared to $237.6 million in the first six months of 2015. Excluding the $3.0 million unfavorable impact of foreign currency fluctuations, total Professional net sales increased by $3.8 million in the first six months of 2016, compared to the first six months of 2015. This increase was primarily as a result of higher net sales of Revlon Professional hair products and American Crew men’s grooming products, partially offset by lower net sales of CND nail products within the U.S. and International region.
Professional segment profit in the first six months of 2016 was $49.7 million, a $3.8 million decrease, or 7.1%, compared to $53.5 million in the first six months of 2015. This decrease was primarily due to a $3.0 million gain related to the sale of certain non-core assets that was recognized in the first six months of 2015.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Geographic Results:
The following tables provide a comparative summary of the Company's net sales by region for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Change		XFX Change (a)
	2016	2015	$	%	$	%
Consumer
United States	$218.3	$221.1	$(2.8)	(1.3)%	$(2.8)	(1.3)%
International	141.2	133.6	7.6	5.7%	16.8	12.6%
Professional
United States	$44.7	$45.9	$(1.2)	(2.6)%	$(1.2)	(2.6)%
International	78.6	77.5	1.1	1.4%	1.9	2.5%
Other
United States	$—	$—	$—	N.M.	$—	N.M
International	6.1	4.3	1.8	41.9%	2.1	48.8%
Total Net Sales	$488.9	$482.4	$6.5	1.3%	$16.8	3.5%
(a) XFX excludes the impact of foreign currency fluctuations.

The following tables provide a comparative summary of the Company's net sales by region for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,		Change		XFX Change (a)
	2016	2015	$	%	$	%
Consumer
United States	$418.8	$422.7	$(3.9)	(0.9)%	$(3.9)	(0.9)%
International	260.7	256.3	4.4	1.7%	26.0	10.1%
Professional
United States	$91.9	$88.7	$3.2	3.6%	$3.2	3.6%
International	146.5	148.9	(2.4)	(1.6)%	0.6	0.4%
Other
United States	$—	$—	$—	N.M.	$—	N.M.
International	10.6	4.3	6.3	146.5%	6.6	153.5%
Total Net Sales	$928.5	$920.9	$7.6	0.8%	$32.5	3.5%
(a) XFX excludes the impact of foreign currency fluctuations.
Consumer Segment
Second quarter results:
United States
In the Consumer segment, U.S. net sales in the second quarter of 2016 decreased by $2.8 million, or 1.3%, to $218.3 million, as compared to $221.1 million in the second quarter of 2015. This decrease was primarily driven by lower net sales of Almay color cosmetics and Revlon ColorSilk hair color, partially offset by higher net sales of Cutex nail products and Revlon beauty tools.
International
In the Consumer segment, International net sales in the second quarter of 2016 increased by $7.6 million, or 5.7%, to $141.2 million, as compared to $133.6 million in the second quarter of 2015. Excluding the $9.2 million unfavorable impact of foreign currency fluctuations, International net sales increased by $16.8 million, or 12.6%, in the second quarter of 2016, as compared to the second quarter of 2015. This increase was primarily driven by higher net sales of Revlon color cosmetics, Revlon ColorSilk

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

hair color, and SinfulColors color cosmetics. From a geographic perspective, the increase in International net sales was mainly driven by higher net sales by certain distributors, as well as higher net sales in Japan, Argentina and the U.K.
Year-to-date results:
United States
In the Consumer segment, U.S. net sales in the first six months of 2016 decreased by $3.9 million, or 0.9%, to $418.8 million, as compared to $422.7 million in the first six months of 2015. This decrease was primarily driven by lower net sales of Revlon color cosmetics and Almay color cosmetics, partially offset by higher net sales of Cutex nail products and SinfulColors color cosmetics.
International
In the Consumer segment, International net sales in the first six months of 2016 increased by $4.4 million, or 1.7%, to $260.7 million, as compared to $256.3 million in the first six months of 2015. Excluding the $21.6 million unfavorable impact of foreign currency fluctuations, International net sales increased by $26.0 million, or 10.1%, in the first six months of 2016, compared to the first six months of 2015. This increase was primarily driven by higher net sales of Revlon color cosmetics, Revlon ColorSilk hair color, Mitchum anti-perspirant deodorant products and Cutex nail products. From a geographic perspective, the increase in International net sales was mainly driven by higher net sales in Argentina, the U.K., certain distributors and Japan.

Professional Segment
Second quarter results:
United States
In the Professional segment, U.S. net sales in the second quarter of 2016 decreased by $1.2 million, or 2.6%, to $44.7 million, as compared to $45.9 million in the second quarter of 2015. This decrease was primarily driven by lower net sales of CND nail products due to the timing of product launches.
International
In the Professional segment, International net sales in the second quarter of 2016 increased by $1.1 million, or 1.4%, to $78.6 million, as compared to $77.5 million in the second quarter of 2015. Excluding the $0.8 million unfavorable impact of foreign currency fluctuations, International net sales increased by $1.9 million, or 2.5%, in the second quarter of 2016, compared to the second quarter of 2015. This increase was primarily due to higher net sales of Revlon Professional hair products and American Crew men’s grooming products throughout most of the International region, partially offset by lower net sales for CND nail products, primarily in Russia and Hong Kong.
Year-to-date results:
United States
In the Professional segment, U.S. net sales in the first six months of 2016 increased by $3.2 million, or 3.6%, to $91.9 million, as compared to $88.7 million in the first six months of 2015. This increase was primarily driven by new point-of-sale and merchandising initiatives for Creme of Nature multi-cultural hair products and the launch of the Elvis marketing campaign for American Crew men's grooming products, partially offset by lower net sales for CND nail products.
International
In the Professional segment, International net sales in the first six months of 2016 decreased by $2.4 million, or 1.6%, to $146.5 million, as compared to $148.9 million in the first six months of 2015. Excluding the $3.0 million unfavorable impact of foreign currency fluctuations, International net sales increased by $0.6 million, or 0.4%, in the first six months of 2016, compared to the first six months of 2015. This increase was primarily due to higher net sales of Revlon Professional hair products and American Crew men's grooming products throughout the International region, partially offset by lower net sales of CND nail products, primarily in Russia.
Other Segment
Second quarter results:
International
In the Other segment, net sales during the second quarter of 2016 increased by $1.8 million, or 41.9%, to $6.1 million, as compared to $4.3 million in the second quarter of 2015. Excluding the $0.3 million unfavorable impact of foreign currency

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

fluctuations, Other segment net sales increased by $2.1 million in the second quarter of 2016. This increase was primarily driven by there being no comparable results for the second quarter of 2015, as the CBB Acquisition closed on April 21, 2015.
Year-to-date results:
International
In the Other segment, net sales during the first six months of 2016 increased by $6.3 million, or 146.5%, to $10.6 million, as compared to $4.3 million in the first six months of 2015. Excluding the $0.3 million unfavorable impact of foreign currency fluctuations, Other segment net sales increased by $6.6 million in the first six months of 2016. This increase was primarily driven by there being no comparable results for the full first six months of 2015 as the CBB Acquisition closed on April 21, 2015.

Gross profit:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Gross profit	$317.4	$321.1	$(3.7)	$603.1	$617.3	$(14.2)
Percentage of net sales	64.9%	66.6%	(1.6)%	65.0%	67.0%	(2.1)%
Gross profit decreased as a percentage of net sales by 1.6 percentage points, decreasing by $3.7 million in the second quarter of 2016, as compared to the second quarter of 2015. The drivers of the decrease in gross profit in the second quarter of 2016, as compared to the second quarter 2015, primarily included:

•	unfavorable foreign currency fluctuations, which decreased gross profit by $8.3 million and decreased gross profit as a percentage of net sales by 0.7 percentage points;

•	higher promotional allowances, which decreased gross profit by $7.5 million and decreased gross profit as a percentage of net sales by 0.6 percentage points; and

•	unfavorable product mix, which decreased gross profit by $3.6 million and decreased gross profit as a percentage of net sales by 0.3 percentage points;
with the foregoing partially offset by:

•	favorable volume, which increased gross profit by $15.9 million, with no impact on gross profit as a percentage of net sales.
Gross profit decreased as a percentage of net sales by 2.1 percentage points, decreasing by $14.2 million in the first six months of 2016, as compared to the first six months of 2015. The drivers of the decrease in gross profit in the first six months of 2016, as compared to the first six months 2015, primarily included:

•	unfavorable foreign currency fluctuations, which decreased gross profit by $20.8 million and decreased gross profit as a percentage of net sales by 1.0 percentage points;

•	higher promotional allowances, which decreased gross profit by $14.5 million and decreased gross profit as a percentage of net sales by 0.7 percentage points; and

•	unfavorable product mix, which decreased gross profit by $8.1 million and decreased gross profit as a percentage of net sales by 0.4 percentage points;
with the foregoing partially offset by:

•	favorable volume, which increased gross profit by $29.1 million, with no impact on gross profit as a percentage of net sales.

SG&A expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
SG&A expenses	$256.8	$256.9	$0.1	$502.6	$503.8	$1.2

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

SG&A expenses decreased $0.1 million in the second quarter of 2016, as compared to the second quarter of 2015, primarily driven by:

•	$4.6 million of favorable impacts due to foreign currency fluctuations in the second quarter 2016; and

•	a $2.3 million decrease in brand support expenses, primarily within the Consumer segment;
with the foregoing partially offset by:

•
a $5.0 million increase in general and administrative expenses, primarily due to higher compensation due to changes in senior executive management and higher professional and legal fees, partially offset by lower severance.

SG&A expenses decreased by $1.2 million in the first six months of 2016, as compared to the first six months of 2015, primarily driven by:

•	$12.1 million of favorable impacts due to foreign currency fluctuations in the first six months 2016; and

•	a $6.4 million decrease in brand support expenses, primarily within the Consumer segment;
with the foregoing partially offset by:

•
$14.5 million of higher general and administrative expenses in 2016, primarily due to higher compensation due to changes in senior executive management, higher professional and legal fees and a $3.0 million gain recognized in the first six months of 2015 on the sale of certain non-core assets, partially offset by lower severance.

Restructuring charges and other, net:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Restructuring charges and other, net	$0.5	$(3.6)	$(4.1)	$1.8	$(3.1)	$(4.9)
Restructuring charges and other, net, for the second quarter of 2016 of $0.5 million primarily related to charges for employee-related costs incurred in connection with immaterial restructuring actions, as compared to $3.6 million of net reductions in estimated restructuring costs recognized during the second quarter of 2015.
Restructuring charges and other, net, for the first six months of 2016 of $1.8 million primarily related to charges for employee-related costs incurred in connection with the 2015 Efficiency Program, as compared to $3.1 million of net reductions in estimated restructuring costs recognized during the first six months of 2015.
The Company expects to achieve approximately $9 million in cost reductions during 2016 from the 2015 Efficiency Program and annualized cost reductions thereafter are expected to be approximately $10 million to $15 million.
See Note 3, "Restructuring Charges" to the Unaudited Consolidated Financial Statements in this Form 10-Q for further discussion.

Interest expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Interest expense	$20.9	$20.5	$(0.4)	$41.9	$40.5	$(1.4)

The $0.4 million and $1.4 million increase in interest expense in the second quarter and first six months of 2016, compared to the second quarter and first six months of 2015, respectively, was primarily due to higher weighted average borrowing rates, partially offset by lower average debt outstanding. The higher weighted average borrowing rates were driven by the impact of the 2013 Interest Rate Swap (as hereinafter defined). The lower average debt outstanding was the result of: (i) regularly scheduled quarterly amortization payments made towards the Acquisition Term Loan through June 30, 2016; and (ii) the excess cash flow prepayment of $23.2 million made in February 2016.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Foreign currency (gains) losses, net:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Foreign currency losses (gains), net	$8.5	$(7.9)	$(16.4)	$5.1	$8.0	$2.9

Foreign currency losses, net of $8.5 million during the second quarter of 2016, as compared to foreign currency gains, net, of $7.9 million during the second quarter of 2015, were primarily driven by the net unfavorable impact of the revaluation of certain U.S. Dollar denominated payables and foreign currency denominated receivables during the second quarter of 2016, as compared to the second quarter of 2015.
The decrease in foreign currency losses, net, of $2.9 million during the first six months of 2016, as compared to the first six months of 2015, was primarily driven by the net favorable impact of the revaluation of certain U.S. Dollar denominated intercompany payables and foreign currency denominated receivables during the first six months of 2016, as compared to the first six months of 2015.
Provision for income taxes:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Provision for income taxes	$11.8	$21.4	$(9.6)	$17.9	$31.0	$(13.1)

The provision for income taxes decreased by $9.6 million in the second quarter of 2016, compared to the second quarter of 2015, primarily due to lower pre-tax income and the phasing of the recognition of income taxes.
The provision for income taxes decreased by $13.1 million in the first six months of 2016, compared to the first six months of 2015, primarily due to lower pre-tax income and the phasing of the recognition of income taxes.
The Company's effective tax rate for the three months ended June 30, 2016 was higher than the 35% federal statutory rate as a result of foreign and U.S. tax effects attributable to operations outside the U.S., and foreign dividends and earnings taxable in the U.S.
The Company's effective tax rate for the six months ended June 30, 2016 was higher than the 35% federal statutory rate as a result of certain foreign dividends and earnings taxable in the U.S.
The Company expects that its tax provision and effective tax rate in any individual quarter and year-to-date period will vary and may not be indicative of the Company's tax provision and effective tax rate for the full year.

Financial Condition, Liquidity and Capital Resources
At June 30, 2016, the Company had a liquidity position of $343.9 million, consisting of $177.2 million of cash and cash equivalents (net of any outstanding checks), as well as $166.7 million in available borrowings under Products Corporation's $175.0 million Amended Revolving Credit Facility, based upon the borrowing base less $8.3 million of undrawn outstanding letters of credit and no other borrowing outstanding under the Amended Revolving Credit Facility at such date.
The Company’s foreign operations held $57.2 million out of the total $177.2 million in cash and cash equivalents (net of any outstanding checks) as of June 30, 2016.  The cash held by the Company’s foreign operations is primarily used to fund such operations. The Company regularly assesses its cash needs and the available sources of cash to fund these needs. As part of this assessment, the Company determines the amount of foreign earnings, if any, that it intends to repatriate to help fund its domestic cash needs, including for the Company’s debt service obligations, and pays applicable U.S. income and foreign withholding taxes, if any, on such earnings to the extent repatriated, and otherwise records a tax liability for the estimated cost of repatriation in a future period. The Company believes that the cash generated by its domestic operations and availability under the Amended Revolving Credit Facility and other permitted lines of credit should be sufficient to meet its domestic liquidity needs for at least the next 12 months. Therefore, the Company currently anticipates that restrictions and/or taxes on repatriation of foreign earnings will not have a material effect on the Company’s liquidity during such period. See "Subsequent Events"/"Recent Events."
Changes in Cash Flows
At June 30, 2016, the Company had cash and cash equivalents of $185.8 million, compared with $326.9 million at December 31, 2015. The following table summarizes the Company’s cash flows from operating, investing and financing activities for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Net cash (used in) provided by operating activities	$(57.2)	$2.5
Net cash used in investing activities	(47.4)	(49.4)
Net cash used in financing activities	(36.6)	(23.5)
Effect of exchange rate changes on cash and cash equivalents	0.1	(5.9)

Operating Activities
Net cash (used in) provided by operating activities was $(57.2) million and $2.5 million for the first six months of 2016 and 2015, respectively. The increase in cash used in operating activities in the first six months of 2016, compared to the first six months of 2015, was primarily driven by the shift in the timing of certain customer collections and accounts payable disbursements at the end of 2015.
Investing Activities
Net cash used in investing activities was $47.4 million and $49.4 million for the six months ended June 30, 2016 and 2015, respectively, which included $18.6 million and $17.2 million of cash used for capital expenditures, respectively. Net cash used in investing activities during the first six months of 2016 included $29.2 million in cash payments for the May 2016 Cutex International Acquisition, as compared to $34.2 million in cash payments, net of cash acquired, primarily for the Company's April 2015 CBB Acquisition.
Financing Activities
Net cash used in financing activities was $36.6 million and $23.5 million for the six months ended June 30, 2016 and 2015, respectively.
Net cash used in financing activities for the first six months of 2016 primarily included:

•	a $23.2 million required excess cash flow prepayment made under the Amended Term Loan Facility, as discussed below;

•	$3.4 million of scheduled amortization payments on the Acquisition Term Loan; and

•	a $8.4 million decrease in short-term borrowings and overdraft.
Net cash used in financing activities for the first six months of 2015 included:

•	a $24.6 million required excess cash flow prepayment made under the Amended Term Loan Facility; and

•	$3.4 million of scheduled amortization payments on the Acquisition Term Loan;
with the foregoing partially offset by:

•	$6.6 million of short-term borrowings and overdraft.

Long-Term Debt Instruments
For further detail regarding Products Corporation's long-term debt instruments, see Note 11, "Long-Term Debt," to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission (the "SEC") on February 26, 2015 (the "2015 Form 10-K"), as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources" in the Company's 2015 Form 10-K. See "Subsequent Events"/"Recent Events."

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

(b) Covenants
Amended Credit Agreements
Products Corporation was in compliance with all applicable covenants under the Amended Term Loan Agreement and the Amended Revolving Credit Facility as of June 30, 2016. At June 30, 2016, the aggregate principal amounts outstanding under the Acquisition Term Loan and the 2011 Term Loan were $658.6 million and $651.4 million, respectively. At June 30, 2016, availability under the $175.0 million Amended Revolving Credit Facility, based upon the calculated borrowing base less $8.3 million of outstanding undrawn letters of credit and nil then drawn on the Amended Revolving Credit Facility, was $166.7 million. There were no borrowings under the Amended Revolving Credit Facility during the first six months of 2016 and 2015. See "Subsequent Events"/"Recent Events."
Products Corporation was in compliance with all applicable covenants under its 5¾% Senior Notes Indenture as of June 30, 2016 and December 31, 2015.

Sources and Uses
The Company’s principal sources of funds are expected to be operating revenues, cash on hand and funds available for borrowing under the Amended Revolving Credit Facility and other permitted lines of credit. The Amended Credit Agreements, and the 5¾% Senior Notes Indenture contain certain provisions that by their terms limit Products Corporation's and its subsidiaries’ ability to, among other things, incur additional debt. See "Subsequent Events"/"Recent Events."
The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy; purchases of permanent wall displays; capital expenditure requirements; debt service payments and costs; cash tax payments; pension and other post-retirement benefit plan contributions; payments in connection with the Company’s restructuring programs; business and/or brand acquisitions (including, without limitation, through licensing transactions), if any; severance not otherwise included in the Company’s restructuring programs; debt and/or equity repurchases, if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting certain territories. See "Subsequent Events"/"Recent Events." The Company’s cash contributions to its pension and post-retirement benefit plans in the first six months of 2016 were $3.6 million. The Company expects cash contributions to its pension and post-retirement benefit plans to be approximately $10 million in the aggregate for 2016. The Company’s cash taxes paid in the first six months of 2016 were $12.9 million. The Company expects to pay cash taxes of approximately $30 million in the aggregate for 2016. The Company’s purchases of permanent wall displays and capital expenditures in the first six months of 2016 were $17.5 million and $18.6 million, respectively. The Company expects purchases of permanent wall displays and capital expenditures to be approximately $50.0 million and $55.0 million, respectively, in the aggregate for 2016. See also Note 2, "Business Combinations," for discussion regarding the utilization of funds related to the Company's May 2016 Cutex International Acquisition.
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
Continuing to execute the Company’s business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands (including, without limitation, through licensing transactions), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining the Company’s approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, including optimizing the Colomer Acquisition, the CBB Acquisition and/or the Cutex International Acquisition. Any of these actions, the intended purpose of which would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities. Any such activities may be funded with cash on hand, funds available under the Amended Revolving Credit Facility and/or other permitted additional sources of capital, which actions could increase the Company’s total debt.
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
The Company expects that operating revenues, cash on hand and funds available for borrowing under the Amended Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to pay its operating expenses for 2016, including expenses in connection with the execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company’s restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, severance not otherwise included in the Company’s restructuring programs, debt and/or equity repurchases, if any, costs related to litigation and/or discontinuing non-core business lines and/or exiting certain territories. See "Subsequent Events"/"Recent Events."
There can be no assurance that available funds will be sufficient to meet the Company’s cash requirements on a consolidated basis. If the Company’s anticipated level of revenues is not achieved because of, among other things, decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products in one or more of the Consumer, Professional and/or Other segments; adverse changes in foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors and/or decreased performance by third party suppliers; changes in consumer purchasing habits, including with respect to retailers; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; or less than anticipated results from the Company’s existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company’s expenses, including, without limitation, for restructuring costs, acquisition and integration costs, costs related to litigation, advertising, promotional and marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet the Company’s cash requirements.
Any such developments, if significant, could reduce the Company’s revenues and operating income and could adversely affect Products Corporation’s ability to comply with certain financial covenants under the Amended Credit Agreements and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending. (See Item 1A. "Risk Factors" in the Company's 2015 Form 10-K, as updated by Part II, Item 1A. "Risk Factors" in this Form 10-Q, for further discussion of certain risks associated with the Company's business and indebtedness.)

Derivative Financial Instruments
Foreign Currency Forward Exchange Contracts
Products Corporation enters into FX Contracts and option contracts from time to time to hedge certain net cash flows denominated in currencies other than the local currencies of the Company’s foreign and domestic operations. The FX Contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. At June 30, 2016, the FX Contracts outstanding had a notional amount of $74.2 million and a net liability fair value of $0.7 million.
Interest Rate Swap Transaction
In November 2013, Products Corporation executed a forward-starting floating-to-fixed interest rate swap transaction with a 1.00% floor, based on a notional amount of $400 million in respect of indebtedness under the Acquisition Term Loan over a period of three years (the "2013 Interest Rate Swap"). The Company designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments related to the $400 million notional amount under Products Corporation's Acquisition Term Loan over the three-year term of the 2013 Interest Rate Swap. Products Corporation receives from the counterparty a floating interest rate based on the higher of three-month U.S. Dollar LIBOR or 1.00%, while paying a fixed interest rate payment to the counterparty equal to 2.0709% (which effectively fixes the interest rate on such notional amount at 5.0709% over the three-year term of the 2013 Interest Rate Swap). For the six months ended June 30, 2016, the 2013 Interest Rate Swap was deemed effective and therefore the changes in fair value related to the 2013 Interest Rate Swap have been recorded in Other Comprehensive (Loss) Income in the Company's Unaudited Consolidated Financial Statements. The fair value of the Company's 2013 Interest Rate Swap at June 30, 2016 and December 31, 2015 was a liability of $7.6 million and $6.5 million, respectively.
Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of the derivative instruments in asset positions, which totaled $1.1 million and $2.0 million as of June 30, 2016 and December 31, 2015, respectively. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties. Given the current credit standing of the counterparties to the Company's derivative instruments, the Company believes the risk of loss arising from any non-performance by any of the counterparties under these derivative instruments is remote.
Disclosures about Contractual Obligations and Commercial Commitments

As of June 30, 2016, there were no material changes to the Company's total contractual cash obligations, as set forth in the contractual obligations and commercial commitments disclosure included in the Company's 2015 Form 10-K. See "Subsequent Events"/"Recent Events."

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
The qualitative and quantitative information presented in Item 7A of the Company's 2015 Form 10-K ("Item 7A") describes significant aspects of the Company's financial instrument program that have material market risk as of December 31, 2015. The following tables present this information as required by Item 7A as of June 30, 2016. See "Subsequent Events"/"Recent Events."

	Expected Maturity Date for the year ended December 31,
	(dollars in millions, except for rate information)
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value June 30, 2016
Debt
Short-term variable rate (various currencies)	$12.1						$12.1	$12.1
Average interest rate (a)	2.8%
Short-term fixed rate (third party - EUR)	2.0						2.0	2.0
Average interest rate	11.8%
Long-term fixed rate – third party (USD)						$500.0	500.0	485.0
Average interest rate						5.75%
Long-term fixed rate – third party (EUR)		$0.1	$0.1	$0.1	$0.1	0.2	0.6	0.6
Average interest rate		—%	—%	—%	—%	—%
Long-term variable rate – third party (USD) (b)	3.4	$658.2	6.8	641.6			1,310.0	$1,307.6
Average interest rate (a)(c)	4.0%	3.3%	4.1%	4.4%
Total debt	$17.5	$658.3	$6.9	$641.7	$0.1	$500.2	$1,824.7	$1,807.3

(a)	Weighted average variable rates are based upon implied forward rates from the U.S. Dollar LIBOR and Euribor yield curves at June 30, 2016.

(b)	Includes total quarterly amortization payments required within each year under the Acquisition Term Loan.

(c)
At June 30, 2016, the Acquisition Term Loan bears interest at the Eurodollar Rate (as defined in the Amended Term Loan Agreement) plus 3.00% per annum (with the Eurodollar Rate not to be less than 1.00%). The 2011 Term Loan bears interest at the Eurodollar Rate plus 2.5% per annum (with the Eurodollar Rate not to be less than 0.75%).

If any of LIBOR, Euribor, the base rate, the U.S. federal funds rate or such equivalent local foreign currency rate increases, Products Corporation's debt service costs will increase to the extent that Products Corporation has elected such rates for its outstanding loans. Based on the amounts outstanding under the Amended Credit Agreements and other short-term borrowings (which, in the aggregate, are Products Corporation’s only debt currently subject to floating interest rates) as of June 30, 2016, a 1% increase in both the LIBOR and Euribor rates would increase the Company’s annual interest expense by $9.3 million.
In November 2013, Products Corporation executed the 2013 Interest Rate Swap, which is a forward-starting, floating-to-fixed interest rate swap transaction with a 1.00% floor, based on a notional amount of $400 million in respect of indebtedness under Products Corporation's Acquisition Term Loan over a period of three years. The Company designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments related to the $400 million notional amount under Products Corporation's Acquisition Term Loan over the three-year term of the 2013 Interest Rate Swap. Products Corporation receives from the counterparty a floating interest rate based on the higher of the three-month U.S. Dollar LIBOR or 1.00%, while paying a fixed interest rate payment to the counterparty equal to 2.0709% (which effectively fixes the interest rate on such notional amount at 5.0709% over the three-year term of the 2013 Interest Rate Swap). The fair value of the Company's 2013 Interest Rate Swap at June 30, 2016 was a liability of $7.6 million.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
(all tabular amounts in millions)

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

Forward Contracts (“FC”)	Average Contractual Rate $/FC	Original U.S. Dollar Notional Amount	Contract Value June 30, 2016	Asset (Liability) Fair Value June 30, 2016
Sell Canadian Dollars/Buy USD	0.7586	16.3	16.0	(0.3)
Sell British Pound/Buy USD	1.4239	15.4	16.4	1.0
Sell Australian Dollars/Buy USD	0.7278	13.4	13.1	(0.3)
Buy Mexican Peso/Sell USD	0.0552	12.3	12.0	(0.3)
Sell South African Rand/Buy USD	0.0631	6.5	6.2	(0.3)
Sell Japanese Yen/Buy USD	0.0091	6.1	5.7	(0.4)
Buy Australian Dollars/Sell NZ dollars	1.0799	3.6	3.5	(0.1)
Sell New Zealand Dollars/Buy USD	0.6939	0.6	0.6	—
Total forward contracts		$74.2	$73.5	$(0.7)

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
(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-Looking Statements
This Quarterly Report on Form 10-Q for the three months ended June 30, 2016, as well as the Company's other public documents and statements, may contain forward-looking statements that involve risks and uncertainties, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known and unknown factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates (whether qualitative or quantitative) as to:

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

(iii)
the Company's belief that the continued execution of its business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands, (including through licensing transactions, if any), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, including optimizing the Colomer Acquisition, the CBB Acquisition and/or the Cutex International Acquisition (including the Company's belief that such acquisition enhances and complements the Company's existing brand portfolio of nail care products) and related non-restructuring costs, any of which, the intended purpose of which would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities, which activities may be funded with cash on hand, funds available under the Amended Revolving Credit Facility and/or other permitted additional sources of capital, which actions could increase the Company’s total debt;

(iv)
the Company's vision to establish Revlon as the quintessential and most innovative beauty company in the world by offering products that make consumers feel attractive and beautiful, as well as the Company's expectations regarding its strategic goal is to optimize the market and financial performance of our portfolio of brands and assets by: (a) building its strong brands by focusing on innovative, high-quality, consumer-preferred brand offerings, effective consumer brand communication, appropriate levels of targeted advertising and promotion and timely execution with the Company's retail partners; (b) the Company's innovation strategy that centers on creating fewer, bigger and better new product launches across the Company's brands that are relevant, impactful and distinctive; (c) the Company's Pending Acquisition of Elizabeth Arden will provide greater access to high-growth markets, such as the Asia Pacific region; (d) driving growth by strategically entering new territories and expanding within existing territories by leveraging the Company's distribution network and penetrating new and existing sales channels; (e) generating consistent margins and plans to further drive margins by reducing costs across the supply chain, eliminating overhead redundancies and leveraging purchasing scale; (f) continuing to develop its organizational capability through retaining, attracting and rewarding highly capable people and through performance management, development planning, succession planning and training, and the Company's plans to develop and support employees who fit into its innovative culture and inspire the creative drive that represents the foundation of the Company' s vision and execution of our strategy; and (g) that the Company seeks to opportunistically acquire brands to complement its core business and that our acquisition strategy has been, and will continue to be, successful, as well as the Company's focus on targets that will strengthen its existing capabilities or help the Company to expand into new product categories, channels or geographies and that the Company continues to look opportunistically for additional fragrance licenses to build its fragrance business;

(v)
the effect of restructuring activities, restructuring costs and charges, the timing of restructuring payments and the benefits from such activities; including, without limitation, the Company’s expectation (a) that the 2015 Efficiency Program will drive certain organizational efficiencies across the Company's Consumer and Professional segments and reduce general and administrative expenses within the Consumer and Professional segments; (b) that the Company will recognize a total of approximately $11.7 million of restructuring and related charges for the 2015 Efficiency Program by the end of 2017; (c) that cash payments related to the 2015 Efficiency Program will total approximately $12 million, including $0.2 million for capital expenditures (which capital expenditures are excluded from total restructuring and related charges expected to be recognized for the 2015 Efficiency Program), of which $6.2 million is expected to be paid during the remainder of 2016, with the remaining balance expected to be paid in 2017; and (d) that approximately $9 million of cost reductions from the 2015 Efficiency Program are expected to benefit 2016 results and that annualized cost reductions thereafter are expected to be approximately $10 million to $15 million by the end of 2018;

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

(xiii)
the Company's plan to vigorously defend against the Parker, Christiansen, Ross, Hutson and Stein complaints and the Company’s belief that while the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on the Company’s business, financial condition and/or its results of operations, in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period;

(xiv)	certain estimates used by management in estimating the fair value of the assets acquired in the Cutex International Acquisition; and

(xv)
the Company's plans to consummate the Pending Acquisition of Elizabeth Arden by the end of 2016, subject to receipt of regulatory approvals and satisfaction of other customary closing conditions, and the related financing transactions, as well as the terms and conditions of such transaction.

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
Investors are advised, however, to consult any additional disclosures the Company made or may make in its 2015 Form 10-K and in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC in 2016 (which, among other places, can be found on the SEC's website at http://www.sec.gov. Except as expressly set forth in this Form 10-Q, the information available from time to time on such website shall not be deemed incorporated by reference into this Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. (See also Item 1A. "Risk Factors" in the Company's 2015 Form 10-K, as updated in Part II, Item 1A. "Risk Factors" in this Form 10-Q, for further discussion of risks associated with the Company's business.) In addition to factors that may be described in the Company's filings with the SEC, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:

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

(iii)
unanticipated costs or difficulties or delays in completing projects associated with the continued execution of the Company’s business strategy or lower than expected revenues or the inability to create value through improving our financial performance as a result of such strategy, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more brands or product lines, launching of new product lines, including higher than expected expenses, including for sales returns, for launching its new products, acquiring businesses or brands (including through licensing transactions, if any), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining its approach to retail merchandising and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company’s manufacturing, sourcing, supply chain or organizational size and structure, including optimizing the Colomer Acquisition, the CBB Acquisition and/or the Cutex International Acquisition, as well as the unavailability of cash on hand and/or funds under the Amended Revolving Credit Facility or from other permitted additional sources of capital to fund such potential activities;

(iv)
difficulties, delays in or less than expected results from the Company’s efforts to optimize the market and financial performance of its portfolio of brands and assets due to, among other things, less than effective product development, less than expected acceptance of its new or existing products by consumers, salon professionals and/or customers, less than expected acceptance of its advertising, promotional, pricing and/or marketing plans and/or brand communication by consumers, salon professionals and/or customers, less than expected investment in advertising, promotional and/or marketing activities or greater than expected competitive investment, less than expected levels of advertising, promotional and/or marketing activities for its new product launches and/or less than expected levels of execution with its customers or higher than expected costs and expenses, as well as due to: (a) difficulties, delays in or less than expected results from the Company’s efforts to build its strong brands, such as due to less than effective product development, less than expected acceptance of its new or existing products, and/or less than expected acceptance of its advertising, promotional, pricing and/or marketing plans and/or brand communication; (b) difficulties, delays in or less than expected results from the Company’s efforts to create fewer, bigger and better new product launches across the Company's brands that are relevant, impactful and distinctive, such as due to less than effective product development and/or less than expected brand support; (c) less than anticipated benefits from the Pending Acquisition and/or difficulties, delays in and/or the Company’s inability to consummate such transaction; (d) difficulties, delays in or less than expected results from the Company’s efforts to drive growth by strategically entering new territories and expanding within existing territories by leveraging the Company's distribution network and penetrating new and existing sales channels, such as due to difficulties, delays in and/or the Company’s inability to consummate transactions to expand its geographical presence; (e) difficulties, delays in or less than expected results from the Company’s efforts to further drive margins by reducing costs across the supply chain, eliminating overhead redundancies and leveraging purchasing scale, such as due to higher than expected costs; (f) difficulties, delays in and/or the inability to develop the Company’s organizational capability, such as difficulties in retaining and attracting highly capable people; and/or (g) difficulties, delays in and/or the inability to opportunistically acquire brands to complement the Company’s core business;

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

(xiv)	changes in the fair values of the assets acquired in the Cutex International Acquisition due to, among other things, unanticipated future performance of the acquired licenses; and

(xv)
the acquisition of Elizabeth Arden not being timely completed, if completed at all; risks associated with the financing of the Elizabeth Arden acquisition; prior to the completion of the Elizabeth Arden acquisition, the Company’s or the Elizabeth Arden’s respective businesses experiencing disruptions due to transaction-related uncertainty or other factors making it more difficult to maintain relationships with employees, business partners or governmental entities; and the Company being unable to successfully implement integration strategies or realize the anticipated benefits of the Elizabeth Arden acquisition, including the possibility that the expected synergies and cost reductions from the proposed acquisition will not be realized or will not be realized within the expected time period.

Factors other than those listed above could also cause the Company's results to differ materially from expected results. This discussion is provided pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Website Availability of Reports, Corporate Governance Information and Other Financial Information
Revlon, Inc., which owns 100% of Products Corporation's common stock, maintains a comprehensive corporate governance program, including Corporate Governance Guidelines for Revlon, Inc.’s Board of Directors, Revlon, Inc.’s Board Guidelines for Assessing Director Independence and charters for Revlon, Inc.’s Audit Committee and Compensation Committee. Revlon, Inc. maintains a corporate investor relations website, www.revloninc.com, where stockholders and other interested persons may review, without charge, among other things, Revlon, Inc.'s corporate governance materials and certain SEC filings (such as Revlon, Inc.'s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, annual reports, Section 16 reports reflecting certain changes in the stock ownership of Revlon, Inc.’s directors and Section 16 officers, and certain other documents filed with the SEC), each of which are generally available on the same business day as the filing date with the SEC on the SEC’s website http://www.sec.gov. In addition, under the section of the website entitled, "Corporate Governance," Revlon, Inc. posts printable copies of the latest versions of its Corporate Governance Guidelines, Board Guidelines for Assessing Director Independence, charters for Revlon, Inc.'s Audit Committee and Compensation Committee, as well as Revlon, Inc.'s and the Company's Code of Conduct and Business Ethics, which includes Revlon, Inc.'s and the Company's Code of Ethics for Senior Financial Officers, and the Audit Committee Pre-Approval Policy. From time to time, the Company may post on www.revloninc.com certain presentations that may include material information regarding its business, financial condition and/or results of operations. The business and financial materials and any other statement or disclosure on, or made available through, the websites referenced herein shall not be deemed incorporated by reference into this report.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
(all tabular amounts in millions)

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

The Company is involved in various routine legal proceedings incidental to the ordinary course of its business.

Following Revlon, Inc.’s and Products Corporation’s announcement of the execution of the Merger Agreement by and among Revlon, Inc., Products Corporation, Acquisition Sub and Elizabeth Arden, pursuant to which, among other things, Acquisition Sub will merge with and into Elizabeth Arden, five putative shareholder class action lawsuits and a derivative lawsuit have been filed challenging the Merger. On June 24, 2016, a putative shareholder class action lawsuit (Parker v. Elizabeth Arden, Inc. et al., Case No. CACE-16-011781) (referred to as the “Parker complaint”) was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida against Elizabeth Arden, the members of Elizabeth Arden’s board of directors, Revlon, Inc. and Products Corporation. In general, the Parker complaint alleges that: (i) the members of Elizabeth Arden’s board of directors breached their fiduciary duties to Elizabeth Arden’s shareholders by, among other things, approving the Merger pursuant to an allegedly unfair process and at an allegedly inadequate and unfair price; and (ii) Elizabeth Arden, Revlon, Inc. and Products Corporation aided and abetted the breaches of fiduciary duty by the members of Elizabeth Arden’s board of directors. The plaintiff seeks, among other things, injunctive relief prohibiting consummation of the Merger, compensatory damages, rescissory damages in the event the Merger is consummated, and an award of attorneys’ fees and expenses.

On June 29, 2016, a putative shareholder class action and derivative lawsuit (Christiansen v. Rhône Capital L.L.C. et al., Case No. CACE-16-011746) (referred to as the “Christiansen complaint”) was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida against Rhône Capital L.L.C. (“Rhône”), Nightingale Onshore Holdings L.P. and Nightingale Offshore Holdings L.P. (collectively, “Nightingale”), the members of Elizabeth Arden’s board of directors, Revlon, Inc. and Products Corporation. In general, the Christiansen complaint alleges that: (i) the members of Elizabeth Arden’s board of directors breached their fiduciary duties to the holders of Elizabeth Arden’s common stock and to Elizabeth Arden by, among other things, approving the Merger pursuant to a flawed process that placed the interests of the holders of Elizabeth Arden’s preferred stock ahead of the interests of Elizabeth Arden and the holders of Elizabeth Arden common stock; (ii) Rhône and Nightingale, an alleged controlling shareholder of Elizabeth Arden, breached its alleged fiduciary duties to the holders of Elizabeth Arden common stock and to Elizabeth Arden by forcing Elizabeth Arden to agree to the allegedly unfair terms of the Merger; and (iii) Revlon, Inc. and Products Corporation aided and abetted the breaches of fiduciary duty by the members of Elizabeth Arden’s board of directors to the holders of Elizabeth Arden common stock and to Elizabeth Arden. The plaintiff seeks, among other things, injunctive relief prohibiting consummation of the Merger, a declaration that the Merger Agreement was entered into in breach of the fiduciary duties owed to Elizabeth Arden and holders of Elizabeth Arden common stock by the members of Elizabeth Arden’s board of directors, Rhône, and Nightingale, and an award of attorneys’ fees and expenses.

On July 19, 2016, a putative class action lawsuit (Ross v. Elizabeth Arden, Inc., et al., Case No. CACE-16-013220) (referred to as the “Ross complaint”) was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida against Elizabeth Arden, the members of Elizabeth Arden’s board of directors, Revlon, Inc. and Products Corporation. In general the Ross complaint alleges that: (i) the members of Elizabeth Arden’s board of directors breached their fiduciary duties to Elizabeth Arden’s public shareholders by, among other things, approving the Merger pursuant to an allegedly inadequate and unfair sale process and at an allegedly inadequate and unfair price depriving Elizabeth Arden’s public shareholders of the true value of their investment and diverting consideration to themselves; and (ii) Revlon, Inc. and Products Corporation knowingly assisted, and aided and abetted the breaches of fiduciary duty by the members of Elizabeth Arden’s board of directors. The plaintiff seeks, among other things, injunctive relief prohibiting consummation of the Merger, compensatory damages or rescissory damages in the event the Merger is consummated, and an award of attorneys’ fees and expenses.

On July 25, 2016, a putative class action lawsuit (Stein v. Rhône Capital L.L.C., et al., Case No. CACE-16-013580) (referred to as the “Stein complaint”) was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida against Rhône, Nightingale, the members of Elizabeth Arden’s board of directors, Revlon, Inc. and Products Corporation. In general, the Stein complaint alleges that: (i) the members of Elizabeth Arden’s board of directors breached their fiduciary duties to the holders of Elizabeth Arden common stock by, among other things, approving the Merger pursuant to an allegedly flawed process and placing the interests of the holders of Elizabeth Arden’s preferred stock over those of the holders of Elizabeth Arden common stock; (ii) Rhône and Nightingale, an alleged controlling shareholder of Elizabeth Arden, breached its alleged fiduciary duties to the holders of Elizabeth Arden common stock by compelling Elizabeth Arden and the members of Elizabeth Arden’s board of directors to approve the Merger and agree to allegedly unfavorable terms in the Merger Agreement; and (iii) Revlon, Inc. and Products Corporation aided and abetted the breaches of fiduciary duty by the members of Elizabeth Arden’s board of directors, Rhône and Nightingale to the detriment of Elizabeth Arden’s public shareholders. The plaintiff seeks, among other things, injunctive relief prohibiting consummation of the Merger, a declaration that the Merger Agreement was entered into in breach of the fiduciary

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
(all tabular amounts in millions)

duties of the members of Elizabeth Arden’s board of directors, Rhône and Nightingale, rescission of the Merger Agreement to the extent already implemented, and an award of attorneys’ fees and expenses.

The Company believes the allegations contained in the Parker complaint, the Christiansen complaint, the Ross complaint, the Hutchinson complaint and the Stein complaint are without merit and intends to vigorously defend against them.

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

Item 1A. Risk Factors
In addition to the other information in this report, investors should consider carefully the risk factors discussed in Part I, Item 1A. "Risk Factors" in the Company's 2015 Form 10-K, as well as the following updates to such risk factors:
The results of the U.K.’s referendum on its withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and the Company's business.
The Company is a multinational company with worldwide operations, including material business operations in Europe. In June 2016, a majority of voters in the U.K. elected to withdraw from the European Union in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the U.K. formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the U.K. and the European Union and has given rise to calls for the governments of other European Union member states to consider withdrawal from the European Union. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Lack of clarity about future U.K. laws and regulations as the U.K. determines which European Union laws to replace or replicate in the event of a withdrawal, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, could decrease foreign direct investment in the U.K., increase costs, depress economic activity, restrict the Company’s access to capital and make regulatory compliance and the distribution, sourcing, manufacturing and sales and marketing of the Company’s products more difficult or costly. If the U.K. and the European Union are unable to negotiate acceptable withdrawal terms or if other European Union member states pursue withdrawal, barrier-free access between the U.K. and other European Union member states or among the European economic area overall could be diminished or eliminated. Approximately 5% of the Company's net sales are in the U.K. and approximately 20% of the Company's net sales are in the remainder of the European Union. Any of these factors could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

The Company's success depends, in part, on the quality, efficacy and safety of its products.

The Company's success depends, in part, on the quality, efficacy and safety of its products. If the Company's products are found or alleged to be defective or unsafe, or if they fail to meet customer or consumer standards, the Company's relationships with its customers or consumers could suffer, the appeal of one or more of the Company's brands could be diminished, and the Company could lose sales and/or become subject to liability claims, any of which could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.

The Company may not realize the anticipated synergies, net cost reductions and growth opportunities from the Pending Acquisition.

The benefits that the Company expects to achieve as a result of the Pending Acquisition of Elizabeth Arden will depend, in part, on the ability of the combined company to realize anticipated growth opportunities, net cost reductions and synergies. The Company’s success in realizing these growth opportunities, net cost reductions and synergies, and the timing of this realization, depends on the successful integration of the Company’s historical business and operations and the historical business and operations of Elizabeth Arden. Even if the Company is able to integrate the businesses and operations of Products Corporation and Elizabeth Arden successfully, this integration may not result in the realization of the full benefits of the growth opportunities, net cost reductions and synergies that the Company currently expects from this integration within the anticipated time frame or at all. For

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

example, the Company may be unable to eliminate duplicative costs. Moreover, the Company may incur substantial expenses in connection with the integration of its business and Elizabeth Arden’s business. While the Company anticipates that certain expenses will be incurred, such expenses are difficult to estimate accurately and may exceed current estimates. Accordingly, the benefits from the Pending Acquisition may be offset by costs or delays incurred in integrating the businesses. The projected net cost reductions and synergies related to the Pending Acquisition are based on a number of assumptions relating to the Company’s business and Elizabeth Arden’s business. Those assumptions may be inaccurate, and, as a result, the Company’s projected net cost reductions and synergies may be inaccurate, and the Company's business, prospects, results of operations, financial condition and/or cash flows could be materially and adversely affected.

Item 5. Other Information

None.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Item 6. Exhibits

2.1
Agreement and Plan of Merger, dated June 16, 2016, by and among Revlon, Inc., Revlon Consumer Products Corporation, RR Transaction Corp. and Elizabeth Arden, Inc. (incorporated by reference to Exhibit 2.1 to Revlon, Inc.'s Form 8-K filed with the SEC on June 17, 2016).

10.1
Preferred Stock Repurchase and Warrant Cancellation Agreement, dated June 16, 2016, by and among Revlon, Inc., Revlon Consumer Products Corporation, RR Transaction Corp., Elizabeth Arden, Inc., Nightingale Onshore Holdings L.P. and Nightingale Offshore Holdings L.P. (incorporated by reference to Exhibit 10.1 to Revlon, Inc.'s Form 8-K filed with the SEC on June 17, 2016).

10.2
Support Agreement, dated June 16, 2016, by and among Revlon, Inc., Revlon Consumer Products Corporation, RR Transaction Corp., Nightingale Onshore Holdings L.P. and Nightingale Offshore Holdings L.P. (incorporated by reference to Exhibit 10.2 to Revlon, Inc.'s Form 8-K filed with the SEC on June 17, 2016).

10.3
Support Agreement, dated June 16, 2016, by and among Revlon, Inc., Revlon Consumer Products Corporation, RR Transaction Corp. and E. Scott Beattie (incorporated by reference to Exhibit 10.3 to Revlon, Inc.'s Form 8-K filed with the SEC on June 17, 2016).

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

*31.1	Certification of Fabian T. Garcia, Chief Executive Officer, dated July 29, 2016, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Juan R. Figuereo, Chief Financial Officer, dated July 29, 2016, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1 (furnished herewith)	Certification of Fabian T. Garcia, Chief Executive Officer, dated July 29, 2016, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (furnished herewith)	Certification of Juan R. Figuereo, Chief Financial Officer, dated July 29, 2016, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*Filed herewith.

S I G N A T U R E S
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 29, 2016

Revlon Consumer Products Corporation
(Registrant)

By: /s/ Fabian T. Garcia	By: /s/ Juan R. Figuereo	By: /s/ Siobhan Anderson
Fabian T. Garcia	Juan R. Figuereo	Siobhan Anderson
President,	Executive Vice President and	Senior Vice President,
Chief Executive Officer and	Chief Financial Officer	Chief Accounting Officer,
Director		Corporate Controller, Treasurer
and Investor Relations