Form 10-Q
period 2016-09-30
REVLON CONSUMER PRODUCTS CORP
filed 2016-11-04
CIK 890547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the registrant's common stock was 5,260 as of September 30, 2016, all of which were held by one affiliate, Revlon, Inc.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	September 30, 2016	December 31, 2015
	(Unaudited)	(as adjusted)(a)
ASSETS
Current assets:
Cash and cash equivalents	$99.2	$326.9
Trade receivables, less allowance for doubtful accounts of $11.0 and $10.5 as of September 30, 2016 and December 31, 2015, respectively	484.2	244.9
Inventories	519.1	183.8
Prepaid expenses and other	102.8	53.3
Receivable from Revlon, Inc.	129.4	117.4
Total current assets	1,334.7	926.3
Property, plant and equipment, net of accumulated depreciation of $294.8 and $271.7 as of September 30, 2016 and December 31, 2015, respectively	312.0	215.3
Deferred income taxes	118.2	49.8
Goodwill	684.9	469.7
Intangible assets, net of accumulated amortization of $79.0 and $61.1 as of September 30, 2016 and December 31, 2015, respectively	657.4	318.0
Other assets	112.0	84.1
Total assets	$3,219.2	$2,063.2

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current liabilities:
Short-term borrowings	$11.7	$11.3
Current portion of long-term debt	83.5	30.0
Accounts payable	307.9	201.3
Accrued expenses and other	344.6	272.4
Total current liabilities	747.7	515.0
Long-term debt	2,666.1	1,783.7
Long-term pension and other post-retirement plan liabilities	174.8	185.3
Other long-term liabilities	84.5	70.8
Stockholder's deficiency:
RCPC Preferred stock, par value $1.00 per share; 1,000 shares authorized, 546 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	54.6	54.6
Common Stock, par value $1.00 per share; 10,000 shares authorized, 5,260 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	962.4	957.5
Accumulated deficit	(1,239.3)	(1,258.4)
Accumulated other comprehensive loss	(231.6)	(245.3)
Total stockholder's deficiency	(453.9)	(491.6)
Total liabilities and stockholder's deficiency	$3,219.2	$2,063.2

(a) Adjusted as a result of the adoption of certain accounting pronouncements beginning on January 1, 2016. See Note 1, "Description of Business and Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements" for details of these adjustments.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net sales	$604.8	$471.5	$1,533.3	$1,392.4
Cost of sales	243.4	167.8	568.8	471.4
Gross profit	361.4	303.7	964.5	921.0
Selling, general and administrative expenses	283.4	241.7	786.0	745.5
Acquisition and integration costs	33.5	0.6	39.5	6.5
Restructuring charges and other, net	0.5	4.0	2.3	0.9
Operating income	44.0	57.4	136.7	168.1
Other expenses, net:
Interest expense	27.4	21.5	69.3	62.0
Amortization of debt issuance costs	1.7	1.4	4.6	4.2
Loss on early extinguishment of debt	16.9	—	16.9	—
Foreign currency losses (gains), net	1.2	(0.7)	6.3	7.3
Miscellaneous, net	(0.6)	0.3	(0.1)	0.5
Other expenses, net	46.6	22.5	97.0	74.0
(Loss) income from continuing operations before income taxes	(2.6)	34.9	39.7	94.1
Provision for income taxes	0.4	25.5	18.3	56.5
(Loss) income from continuing operations, net of taxes	(3.0)	9.4	21.4	37.6
Loss from discontinued operations, net of taxes	(0.2)	(1.7)	(2.3)	(1.8)
Net (loss) income	$(3.2)	$7.7	$19.1	$35.8
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (a)	2.7	(2.5)	8.0	(15.1)
Amortization of pension related costs, net of tax (b)(d)	1.8	1.9	5.6	5.4
Revaluation of derivative financial instruments, net of reclassifications into earnings (c)	0.8	(0.7)	0.1	(2.7)
Other comprehensive income (loss)	5.3	(1.3)	13.7	(12.4)
Total comprehensive income	$2.1	$6.4	$32.8	$23.4

(a)
Net of expense (benefit) of $0.7 million and ($3.5 million) for the three months ended September 30, 2016 and 2015, respectively, and $1.3 million and ($6.3 million) for the nine months ended September 30, 2016 and 2015, respectively.

(b)
Net of tax expense of $0.4 million and $0.3 million for each of the three months ended September 30, 2016 and 2015, respectively, and $1.1 million and $1.0 million for each of the nine months ended September 30, 2016 and 2015.

(c)
Net of tax expense (benefit) of $0.5 million and ($0.5 million) for the three months ended September 30, 2016 and 2015, respectively, and $0.1 million and ($1.7 million) for the nine months ended September 30, 2016 and 2015, respectively.

(d)
This other comprehensive income component is included in the computation of net periodic benefit (income) costs. See Note 11, “Pension and Post-Retirement Benefits,” for additional information regarding net periodic benefit (income) costs.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(dollars in millions)

	RCPC Preferred Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency
Balance, January 1, 2016	$54.6	$957.5	$(1,258.4)	$(245.3)	$(491.6)
Stock-based compensation amortization		4.8			4.8
Excess tax benefits from stock-based compensation		0.1			0.1
Net income			19.1		19.1
Other comprehensive income, net (a)				13.7	13.7
Balance, September 30, 2016	$54.6	$962.4	$(1,239.3)	$(231.6)	$(453.9)

(a)	See Note 13, “Accumulated Other Comprehensive Loss,” regarding the changes in the accumulated balances for each component of other comprehensive income during the nine months ended September 30, 2016.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Nine Months Ended September 30,
	2016	2015 (as adjusted)(a)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19.1	$35.8
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	81.0	76.8
Foreign currency losses from re-measurement	5.5	10.5
Amortization of debt discount	1.1	1.1
Stock-based compensation amortization	4.8	3.8
Provision for deferred income taxes	9.3	37.1
Loss on early extinguishment of debt, net	16.9	—
Amortization of debt issuance costs	4.6	4.2
Loss (gain) on sale of certain assets	0.2	(6.5)
Pension and other post-retirement income	(0.5)	(1.6)
Change in assets and liabilities:
Increase in trade receivables	(112.0)	(27.9)
Decrease (increase) in inventories	5.0	(62.4)
Increase in prepaid expenses and other current assets	(32.1)	(29.9)
(Decrease) increase in accounts payable	(3.5)	30.0
Decrease in accrued expenses and other current liabilities	(37.0)	(14.1)
Pension and other post-retirement plan contributions	(6.0)	(15.5)
Purchases of permanent displays	(25.9)	(32.5)
Other, net	(4.0)	(11.5)
Net cash used in operating activities	(73.5)	(2.6)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(33.1)	(27.0)
Business acquisitions, net of cash acquired	(1,028.7)	(34.2)
Proceeds from the sale of certain assets	0.5	5.8
Net cash used in investing activities	(1,061.3)	(55.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(2.6)	4.3
Repayments under the Acquisition Term Loan	(15.1)	(17.6)
Prepayments under the 2011 Term Loan	(11.5)	(12.1)
Repayment of Acquisition Term Loan	(658.6)	—
Repayment of 2011 Term Loan	(651.4)	—
Borrowings under the 2016 Term Loan Facility	1,791.0	—
Borrowings under the 2016 Revolving Credit Facility	65.4	—
Proceeds from the issuance of 6.25% Senior Notes	450.0	—
Payment of financing costs	(61.5)	—
Other financing activities	(2.2)	(3.0)
Net cash provided by (used in) financing activities	903.5	(28.4)
Effect of exchange rate changes on cash and cash equivalents	3.6	(7.7)
Net decrease in cash and cash equivalents	(227.7)	(94.1)
Cash and cash equivalents at beginning of period	326.9	275.3
Cash and cash equivalents at end of period	$99.2	$181.2
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$68.4	$66.1
Income taxes, net of refunds	19.4	21.2

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Item 1. Financial Statements

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revlon Consumer Products Corporation ("Products Corporation" and together with its subsidiaries, including Elizabeth Arden, Inc. "Elizabeth Arden," the "Company") is the direct wholly-owned operating subsidiary of Revlon, Inc. ("Revlon"), which is an indirect majority-owned subsidiary of MacAndrews & Forbes Incorporated (together with certain of its affiliates other than the Company and Revlon, "MacAndrews & Forbes"), a corporation wholly-owned by Ronald O. Perelman. We are a leading global beauty company with an iconic portfolio of brands. We manufacture, market and sell an extensive array of color cosmetics, hair color, hair care and hair treatments, fragrances, skincare, beauty tools, men’s grooming products, anti-perspirant deodorants and other beauty care products across a variety of distribution channels. The Company is building a combined organization that is entrepreneurial, agile and boldly creative, with a passion for beauty. The Company has strategic brand builders developing a diverse portfolio of iconic brands that delight consumers around the world wherever and however they shop for beauty. The Company strives to be an ethical company that values inclusive leadership and is committed to sustainable and responsible growth. The Company operates in four reporting segments: the consumer division (“Consumer”); the professional division (“Professional”); Elizabeth Arden; and Other (each as described below). The Company manufactures, markets and sells worldwide an extensive array of beauty and personal care products, including color cosmetics, hair color, hair care and hair treatments, beauty tools, men's grooming products, anti-perspirant deodorants, fragrances, skincare and other beauty care products. The Company’s principal customers for its products in the Consumer segment include large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, the Internet/e-commerce, television shopping, department stores, one-stop shopping beauty retailers, specialty cosmetics stores and perfumeries in the U.S. and internationally. The Company's principal customers for its products in the Professional segment include hair and nail salons and distributors to professional salons in the U.S. and internationally.
On September 7, 2016 (the "Acquisition Date"), the Company completed the acquisition of Elizabeth Arden (the “Elizabeth Arden Acquisition”). Elizabeth Arden is a global prestige beauty products company with an iconic portfolio of brands that are highly complementary to the Company's existing brand portfolio and are sold worldwide. In North America, Elizabeth Arden’s principal customers include prestige retailers, the mass retail channel and distributors, as well as direct sales to consumers via its branded retail outlet stores and e-commerce business. Elizabeth Arden products are also sold through the Elizabeth Arden Red Door Spa beauty salons and spas. Internationally, Elizabeth Arden’s portfolio of owned and licensed brands is sold to perfumeries, boutiques, department stores, travel retailers and distributors. The operating results and purchase accounting for the Company's Elizabeth Arden Acquisition are presented in the Elizabeth Arden segment. Refer to Note 2, "Business Combinations," for further details related to the Elizabeth Arden Acquisition.
The Other segment primarily includes the operating results of the CBBeauty Group and certain of its related entities, which the Company acquired in April 2015, (collectively "CBB" and such transaction, the "CBB Acquisition"). CBB develops, manufactures, markets and distributes fragrances and other beauty products under a variety of celebrity, lifestyle and fashion brands licensed from third parties, principally through department stores and selective distribution in international territories.
The accompanying Consolidated Financial Statements are unaudited. In management's opinion, all adjustments necessary for a fair presentation have been made. The Consolidated Financial Statements include the accounts of the Company after the elimination of all material intercompany balances and transactions.
The preparation of the Company's Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Consolidated Financial Statements in the period they are determined to be necessary. Significant estimates made in the accompanying Consolidated Financial Statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, trade support costs, certain assumptions related to the valuation of acquired intangible and long-lived assets and the recoverability of goodwill, intangible and long-lived assets, income taxes, including deferred tax valuation allowances and reserves for estimated tax liabilities, restructuring costs, certain estimates and assumptions used in the calculation of the net periodic benefit (income) costs and the projected benefit obligations for the Company’s pension and other post-retirement plans, including the expected long-term return on pension plan assets and the discount rate used to value the Company’s pension benefit obligations. The Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in Products Corporation's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016 (the "2015 Form 10-K").

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

Recently Adopted Accounting Pronouncements
In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," which requires deferred income tax assets and liabilities to be classified as noncurrent within a company's balance sheet. Under previous guidance, the Company was required to separate deferred income tax assets and liabilities into current and noncurrent amounts. Netting deferred tax assets and deferred tax liabilities by tax jurisdiction is still required under ASU 2015-17. The Company adopted ASU No. 2015-17 beginning on January 1, 2016 and the Company's previously recorded deferred tax assets were adjusted to reflect the adoption of ASU No. 2015-17. The adoption of ASU No. 2015-17 resulted in no adjustment to the Company’s results of operations and stockholder's deficiency and had the following impact on the previously reported Consolidated Balance Sheets for the fiscal year ended December 31, 2015 and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015:

Consolidated Balance Sheets	Total as reported at 12/31/2015	Adjustment	Total as adjusted at 12/31/2015
Deferred income taxes - current	$58.0	$(58.0)	$—
Deferred income taxes - noncurrent	38.5	11.3	49.8
Other long-term liabilities	117.5	(46.7)	70.8

Consolidated Statements of Cash Flows	Total as reported at 9/30/2015	Adjustment	Total as adjusted at 9/30/2015
Increase in prepaid expense and other current assets	$(29.7)	$(0.2)	$(29.9)
Decrease in accrued expenses and other current liabilities	(14.0)	(0.1)	(14.1)
Increase in other, net	(11.8)	0.3	(11.5)

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

Consolidated Balance Sheets	Total as reported at 12/31/2015	Adjustment	Total as adjusted at 12/31/2015
Long-Term Debt	$1,803.7	$(20.0)	$1,783.7
Other Assets	104.1	(20.0)	84.1

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
Recently Issued Accounting Pronouncements
In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Receipts and Cash Payments” which aims to standardize how certain transactions are classified within the Statement of Cash Flows, including, among other issues, debt prepayment and extinguishment costs and contingent consideration payments made after a business combination. The guidance is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The Company expects to adopt ASU No. 2016-15 beginning on January 1, 2018 and is in the process of assessing the impact that the new guidance will have on the Company’s results of operations, financial condition and financial statement disclosures.
In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies certain aspects of accounting for share-based payment transactions, including transactions in which an employee uses shares to satisfy the employer’s minimum statutory income tax withholding obligation, forfeitures and income taxes when awards vest or are settled. The guidance is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company expects to adopt ASU No. 2016-09 beginning on January 1, 2017 and is in the process of assessing the impact that the new guidance will have on the Company’s results of operations, financial condition and financial statement disclosures.
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

2. BUSINESS COMBINATIONS
The Elizabeth Arden Acquisition
On the September 7, 2016 Acquisition Date, the Company completed the Elizabeth Arden Acquisition for a total cash purchase price of $1,034.3 million, pursuant to an agreement and plan of merger (the "Merger Agreement") by and among Revlon, Products Corporation, RR Transaction Corp. (then a wholly-owned subsidiary of Products Corporation), and Elizabeth Arden, Inc. On the Acquisition Date, Elizabeth Arden merged (the “Merger”) with and into RR Transaction Corp. (“Acquisition Sub”), with Elizabeth Arden surviving the Merger as a wholly-owned subsidiary of Products Corporation. Elizabeth Arden is a global prestige beauty products company with an iconic portfolio of brands that are highly complementary to the Company's existing brand portfolio and are sold worldwide. In North America, Elizabeth Arden’s principal customers include prestige retailers, the mass retail channel and distributors, as well as direct sales to consumers via its branded retail outlet stores and e-commerce business. Elizabeth Arden products are also sold through the Elizabeth Arden Red Door Spa beauty salons and spas. Internationally, Elizabeth Arden’s portfolio of owned and licensed brands is sold to perfumeries, boutiques, department stores, travel retailers and distributors. The Company anticipates achieving additional growth through opportunities presented by the combined company’s expanded sales channels and geographies, a broadened product portfolio and cost synergy opportunities.
Products Corporation financed the Elizabeth Arden Acquisition with the proceeds from (i) a 7-year $1,800.0 million senior secured term loan facility (the “2016 Term Loan Facility” and such agreement being the “2016 Term Loan Agreement”); (ii) $35.0 million of borrowings under a 5-year $400.0 million senior secured asset-based revolving credit facility (the “2016 Revolving Credit Facility” and such agreement being the “2016 Revolving Credit Agreement” and such facility, together with the 2016 Term Loan Facility, the “Senior Facilities”); (iii) $450.0 million aggregate principal amount of Products Corporation’s 6.25% Senior

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Notes due 2024 (the “6.25% Senior Notes”); and (iv) approximately $126.7 million of cash on hand. Refer to Note 8, "Long-Term Debt" for further details related to financing the Elizabeth Arden Acquisition and related debt restructuring transactions.

The results of operations of Elizabeth Arden are included in the Company’s Consolidated Financial Statements commencing on the Acquisition Date. For the net sales and segment profit related to Elizabeth Arden operations for the period from the Acquisition Date through September 30, 2016, refer to the Elizabeth Arden segment disclosure in Note 14, "Segment Data and Related Information."

Purchase Price of the Elizabeth Arden Acquisition
The components of the purchase price for the Elizabeth Arden Acquisition are as follows:

As of September 7, 2016
Purchase price of Elizabeth Arden common stock (1)	$431.5
Repayment of Existing Elizabeth Arden senior notes (2)	350.0
Repayment of Elizabeth Arden revolving credit facility, including accrued interest (3)	142.5
Repayment of Elizabeth Arden Second lien credit facility, including accrued interest (3)	25.0
Repurchase of Elizabeth Arden preferred stock (4)	55.0
Payment of accrued interest and call premium on Elizabeth Arden Existing Senior Notes (5)	27.4
Payment of Elizabeth Arden dividends payable at Acquisition Date (6)	2.9
Total Purchase Price	$1,034.3

(1)
All of Elizabeth Arden’s issued and outstanding common stock was canceled and extinguished on the Acquisition Date and converted into the right to receive $14.00 in cash, without interest, less any required withholding taxes, and was paid by Products Corporation upon the completion of the Acquisition. The $431.5 million purchase price for Elizabeth Arden common stock includes the settlement of all outstanding Elizabeth Arden stock options and all outstanding Elizabeth Arden restricted share units at the Acquisition Date for a total cash payment of $11.1 million.

(2)
The purchase price includes the repurchase of the entire $350.0 million aggregate principal amount outstanding of Elizabeth Arden’s 7.375% senior notes due 2021 (the “Elizabeth Arden Existing Senior Notes”).

(3)
The purchase price includes the repayment of the entire $142.0 million aggregate principal amount of borrowings outstanding as of the Acquisition Date under Elizabeth Arden’s $300.0 million revolving credit facility and the entire $25.0 million aggregate principal amount of borrowings outstanding as of the Acquisition Date under Elizabeth Arden's second lien credit facility;

(4)
The purchase price includes $55.0 million that was paid to retire the $55.0 million liquidation preference of all of the issued and outstanding 50,000 shares of Elizabeth Arden preferred stock, par value $0.01 per share (the “Elizabeth Arden Preferred Stock”), which amount includes a $5.0 million change of control premium.

(5)
Interest on the Elizabeth Arden Existing Senior Notes accrued at a rate of 7.375% per annum and was payable semi-annually on March 15 and September 15 of every year. The approximately $12.3 million of accrued and unpaid interest was calculated based on 176 days of accrued interest as of the Acquisition Date. Pursuant to the terms of the indenture governing the Elizabeth Arden Existing Senior Notes, upon a change in control, such notes were subject to repurchase at a price equal to 103.69% of their principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of such repurchase. The repurchase of the Elizabeth Arden Existing Senior Notes was consummated on October 7, 2016.

(6)	The purchase price includes the payment of approximately $2.9 million in accrued dividends payable at the Acquisition Date to the holders of Elizabeth Arden Preferred Stock.

Purchase Price Allocation
The Company accounted for the Elizabeth Arden Acquisition as a business combination during the third quarter of 2016 and, accordingly, the total consideration of $1,034.3 million has been recorded based on the respective estimated fair values of the net assets acquired on the Acquisition Date with resulting goodwill, as follows:

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Amounts Recognized at September 7, 2016
Cash	$41.1
Accounts Receivable	132.6
Inventories (a)	342.5
Prepaid expenses and other current assets	30.7
Property and equipment	91.2
Deferred taxes, net (b)	68.7
Intangible assets	332.8
Goodwill	202.0
Other assets	21.1
Total assets acquired	1,262.7
Accounts payable	(116.0)
Accrued expenses	(109.3)
Other long-term liabilities	(3.1)
Total liabilities acquired	(228.4)
Total consideration transferred	$1,034.3
(a) The Company recorded a $40.7 million step-up for the estimated fair value of Elizabeth Arden’s inventory, which has been determined based upon the estimated selling price of the inventories less the remaining manufacturing and selling costs and normal profit margin on those manufacturing and selling efforts. Following the Elizabeth Arden Acquisition, the step-up in fair value will increase cost of sales over approximately seven months, as the acquired inventory is sold. For the three and nine months ended September 30, 2016, the Company recognized a $4.2 million charge within cost of sales related to this step-up.

(b) Deferred tax assets acquired in the Elizabeth Arden Acquisition primarily relate to approximately $107.3 million of tax loss carryforwards which the Company preliminarily estimates it will be able to realize in future periods, of which $0.5 million are foreign and $106.8 million are domestic (federal).

The fair values of the net assets acquired in the Elizabeth Arden Acquisition were based on management’s preliminary estimate of the respective fair values of Elizabeth Arden’s net assets. The estimated fair values of net assets and resulting goodwill are subject to the Company finalizing its analysis of the fair value of Elizabeth Arden’s assets and liabilities as of the Acquisition Date and may be adjusted upon completion of such analysis. In addition, information unknown at the time of the Elizabeth Arden Acquisition could result in adjustments to the respective fair values and resulting goodwill within the year following the Elizabeth Arden Acquisition Date.

In determining the fair values of net assets acquired in the Elizabeth Arden Acquisition and resulting goodwill, the Company considered, among other factors, the analyses of Elizabeth Arden's historical financial performance and an estimate of the future performance of the acquired business, as well as the intended use of the acquired assets.

The estimated fair value of the accounts receivable acquired in the Elizabeth Arden Acquisition was determined to be $132.6 million. The gross amount due is $165.0 million and the Company estimates that approximately $32.4 million is uncollectible.

The estimated fair value of inventory acquired in the Elizabeth Arden Acquisition was determined using the income approach, specifically, the net realizable value ("NRV") approach, which calculates the estimated selling price of such inventory in the ordinary course of business, less the reasonable costs of completion, disposal and holding. The estimated fair value of acquired property and equipment was determined using the cost approach.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The intangible assets acquired in the Elizabeth Arden Acquisition based on the estimate of the fair values of the identifiable intangible assets are as follows:

	Amounts Recognized at September, 7 2016	Remaining Useful Life (in years)
Trademarks, indefinite-lived	$142.0	Indefinite
Trademarks, finite lived	15.0	15.0
Technology	2.5	10.0
Customer relationships	117.0	16.0
License agreements	24.0	19.0
Distribution rights	31.0	18.0
Favorable lease commitments	1.3	3.0
Total acquired intangible assets	$332.8
The estimate of the fair values of acquired indefinite-lived and finite-lived trade names and technology was determined using a risk-adjusted discounted cash flow approach, specifically the relief-from-royalty method. The relief-from-royalty method requires identifying the hypothetical cash flows generated by an assumed royalty rate that a third party would pay to license the trade names and IP, and discounting them back to the Acquisition Date. The royalty rate used in such valuation was based on a consideration of market rates for similar categories of assets. The indefinite-lived trade names includes the Elizabeth Arden brand trade name. The finite-lived trade names includes, among others, owned heritage fragrance trade names such as Curve, Halston and Giorgio Beverly Hills and the Prevage skin care brand.

The estimate of the fair value of the customer and distributor relationships and distribution rights acquired in the Elizabeth Arden Acquisition were determined using a risk-adjusted discounted cash flow model, specifically, the excess earnings method which considers the use of other assets in the generation of the projected cash flows of a specific asset to isolate the economic benefit generated by the customer and distribution relationships and distribution rights. The contribution of other assets, such as fixed assets, working capital, workforce and other intangible assets, to overall cash flows was estimated through contributory asset capital charges. Therefore, the value of the acquired customer relationship is the present value of the attributed post-tax cash flows, net of the return on fair value attributed to tangible and other intangible assets.

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

The Company recorded a $59.2 million deferred tax liability related to the $332.8 million of acquired intangible assets outlined in the above table. This deferred tax liability represents the tax effect of the difference between the $332.8 million estimated assigned fair value of the intangible assets and the $148.6 million tax basis of such assets. The goodwill and intangibles acquired in the Elizabeth Arden Acquisition are not expected to be deductible for income tax purposes.

Goodwill of $202.0 million represents the excess of the purchase price paid by Products Corporation for the Elizabeth Arden Acquisition over the fair value of the identifiable net assets acquired by Products Corporation in the Elizabeth Arden Acquisition. Factors contributing to the purchase price resulting in the recognition of goodwill include estimated annualized synergies and cost reductions, expanded category mix, channel diversification and a broader geographic footprint.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Unaudited Pro Forma Results

The following table presents the Company's pro forma consolidated net sales and income from continuing operations, before income taxes for the three and nine months ended September 30, 2016 and 2015, respectively. The unaudited pro forma results include the historical consolidated statements of operations of the Company and Elizabeth Arden, giving effect to the Elizabeth Arden Acquisition and related financing transactions as if they had occurred at the beginning of the earliest period presented. As stated below, the Company also acquired certain international Cutex businesses ("Cutex International"); however the Company has not included the Cutex International results prior to its acquisition date in these pro forma results as the impact would not have been material to the Company's financial results.

	Unaudited Pro Forma Results
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$745.1	$737.5	$2,058.2	$2,025.5
Income (loss) from continuing operations, before income taxes	(2.0)	11.6	(15.6)	(79.1)

The pro forma results, prepared in accordance with U.S. GAAP, include the following pro forma adjustments related to the Elizabeth Arden Acquisition:

(i) as a result of a $40.7 million increase in the fair value of acquired inventory at the Acquisition Date, the Company recognized a $4.2 million increase in the cost of sales during the three and nine months ended September 30, 2016 in the consolidated financial statements. The pro forma adjustments include an adjustment to reverse the $4.2 million recognized in the third quarter of 2016 within cost of sales because it will not have a recurring impact;

(ii) a pro forma increase in depreciation and amortization expense as a result of the preliminary fair value adjustments to property and equipment of $2.6 million and acquired finite-lived intangible assets of  $1.0 million recorded in connection with the Elizabeth Arden Acquisition for the three and nine months ended September 30, 2016, respectively;

(iii) a pro forma decrease in depreciation and amortization expense as a result of the preliminary fair value adjustments to property and equipment of $1.4 million and acquired finite-lived intangible assets of $5.0 million recorded in connection with the Elizabeth Arden Acquisition for the three and nine months ended September 30, 2015, respectively;

(iv) the elimination of $58.4 million of acquisition costs and $65.1 million of integration costs recognized by the Company and Elizabeth Arden during the three and nine months ended September 30, 2016, respectively; and

(v) a pro forma increase in interest expense and amortization of debt issuance costs, related to financing the Elizabeth Arden Acquisition and related debt restructuring transactions as summarized in the following table. Refer to Note 8, "Long-Term Debt" for further details on financing the Elizabeth Arden Acquisition and related debt refinancing transactions.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2016	2015	2016	2015
Interest Expense
Pro forma interest on New Senior Facilities and 6.25% Senior Notes	$26.7	$26.9	$79.4	$79.9
Reversal of Elizabeth Arden’s historical interest expense	(5.2)	(6.5)	(18.2)	(19.2)
Products Corporation's historical interest expense, as reflected in the historical consolidated financial statements	(12.5)	(12.8)	(37.6)	(38.2)
Total Adjustment for Pro Forma Interest Expense	$9.0	$7.6	$23.6	$22.5
Debt issuance costs
Pro forma amortization of debt issuance costs	$1.8	$1.8	$5.3	$5.3
Products Corporation's historical amortization of debt issuance costs, as reflected in the historical consolidated financial statements	(1.1)	(1.3)	(3.3)	(3.3)
Reversal of Elizabeth Arden’s historical amortization of debt issuance costs	(0.4)	(0.4)	(1.3)	(1.1)
Total Adjustment for Pro Forma Amortization of Debt Issuance Costs	$0.3	$0.1	$0.7	$0.9

The unaudited pro forma results do not include: (1) any incremental revenue generation or cost reductions that may be achieved as a result of the Elizabeth Arden Acquisition; or (2) the impact of non-operating or non-recurring items directly related to the Elizabeth Arden Acquisition. In addition, the unaudited pro forma results do not purport to project the future consolidated operating results of the combined company.

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
The Company accounted for the Cutex International Acquisition as a business combination in the second quarter of 2016. The table below summarizes the allocation of the total consideration of $29.1 million paid on the Cutex International Acquisition Date, as well as adjustments that have been made to the preliminary estimate of fair values during the third quarter of 2016:

	Amounts Recognized at May 31, 2016 (Provisional) (a)	Adjustments	Amounts Recognized at May 31, 2016 (Adjusted)
Inventory	$0.8	$—	$0.8
Purchased Intangible Assets (b)	19.7	(0.2)	19.5
Goodwill	8.6	0.2	8.8
Total consideration transferred	$29.1	$—	$29.1

(a) As previously reported in Products Corporation's second quarter 2016 Form 10-Q.

(b) Purchased intangible assets include customer networks fair valued at $13.5 million, intellectual property fair valued at $0.9 million, which are amortized over useful lives of 15 and 10 years, respectively, and indefinite lived trade names fair valued at $5.1 million.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The Company reacquired the Cutex trade name from Coty, which had previously provided Coty with an exclusive right to manufacture, market and sell Cutex branded products for an initial term and perpetual automatic 20-year renewals. Based on the terms and conditions of the existing license agreements and other factors, the Cutex trade name was assigned an indefinite-life and, therefore, will not be amortized.
In determining the estimated fair values of net assets acquired and resulting goodwill related to the Cutex International Acquisition, the Company considered, among other factors, the analysis of Cutex International's historical financial performance and an estimate of the future performance of the acquired business, as well as the intended use of the acquired assets. Factors contributing to the purchase price resulting in the recognition of goodwill include the anticipated benefits that the Company expects to achieve through the expansion of its nail product portfolio. Both the intangible assets acquired in the Cutex International Acquisition and goodwill are not deductible for income tax purposes.

3. RESTRUCTURING CHARGES
2015 Efficiency Program
In September 2015, the Company initiated certain restructuring actions to drive certain organizational efficiencies across the Company's Consumer and Professional segments (the "2015 Efficiency Program"). These actions, which commenced during 2015 and are planned to occur through 2017, are expected to reduce general and administrative expenses within the Consumer and Professional segments. Of the $1.5 million of restructuring and related charges recognized in the first nine months of 2016 for the 2015 Efficiency Program, $0.6 million related to the Consumer segment and $0.5 million related to the Professional segment, with the remaining charges included within unallocated corporate expenses. The Company expects to recognize total restructuring and related charges for the 2015 Efficiency Program of $12.0 million by the end of 2017, of which $7.0 million is expected to relate to the Consumer segment, $4.2 million is expected to relate to the Professional segment and the remaining charge relates to unallocated corporate expenses.
A summary of the restructuring and related charges incurred through September 30, 2016 in connection with the 2015 Efficiency Program is presented in the following table:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Other	Total Restructuring Charges
Charges incurred through December 31, 2015	$9.4	$0.1	$9.5
Charges incurred in the nine months ended September 30, 2016	0.9	0.6	1.5
Cumulative charges incurred through September 30, 2016	$10.3	$0.7	$11.0
Total expected charges	$10.3	$1.7	$12.0

Of the cumulative $11.0 million of restructuring and related charges recognized through the third quarter of 2016 related to the 2015 Efficiency Program, $6.6 million related to the Consumer segment, $3.7 million related to the Professional segment and the remaining charges related to unallocated corporate expenses.
The Company expects that cash payments will total approximately $12 million in connection with the 2015 Efficiency Program, including $0.2 million for capital expenditures (which capital expenditures are excluded from total restructuring and related charges expected to be recognized for the 2015 Efficiency Program), of which $2.7 million was paid in the nine months ended September 30, 2016 and $2.8 million was paid in 2015. A total of $4.2 million is expected to be paid during the remainder of 2016, with the remaining balance expected to be paid in 2017.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Restructuring Reserve
The related liability balance and activity for each of the Company's restructuring programs are presented in the following table:

				Utilized, Net
	Balance Beginning of Year	(Income) Expense, Net	Foreign Currency Translation	Cash	Non-cash	Balance End of Period
2015 Efficiency Program:
Employee severance and other personnel benefits	$6.6	$0.9	$—	$(2.3)	$—	$5.2
Other	0.1	0.6	—	(0.4)	(0.1)	0.2
Integration Program:(a)
Employee severance and other personnel benefits	0.8	—	—	(0.8)	—	—
Other	0.1	—	—	(0.1)	—	—
December 2013 Program:(b)
Employee severance and other personnel benefits	1.2	—	—	—	—	1.2
Other	—	—	—	—	—	—
Other immaterial actions: (c)
Employee severance and other personnel benefits	2.3	2.0	—	(2.8)	—	1.5
Other	0.7	0.6	—	(0.6)	—	0.7
Total restructuring reserve	$11.8	$4.1	$—	$(7.0)	$(0.1)	$8.8

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

(c) Includes $1.8 million in charges related to the program that Elizabeth Arden commenced prior to the Elizabeth Arden Acquisition to further align their organizational structure and distribution arrangements for the purpose of improving its go-to-trade capabilities and execution and to streamline their organization (the "Elizabeth Arden 2016 Business Transformation Program").

At September 30, 2016, $8.8 million of the restructuring reserve balance was included within accrued expenses and other in the Company's Consolidated Balance Sheet. At December 31, 2015, $11.8 million of the restructuring reserve balance was included within accrued expenses in the Company's Consolidated Balance Sheet.

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
The results of the China discontinued operations are included within Loss from discontinued operations, net of taxes, and relate entirely to the Consumer segment. The summary comparative financial results of discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$—	$—	$—	$—
Loss from discontinued operations, before taxes	(0.2)	(1.7)	(2.3)	(1.8)
Provision for income taxes	—	—	—	—
Loss from discontinued operations, net of taxes	(0.2)	(1.7)	(2.3)	(1.8)
Assets and liabilities of the China discontinued operations included in the Consolidated Balance Sheets consist of the following:

	September 30, 2016	December 31, 2015
Cash and cash equivalents	$1.7	$2.0
Trade receivables, net	0.2	0.2
Total current assets	1.9	2.2
Total assets	$1.9	$2.2

Accounts payable	$0.6	$0.7
Accrued expenses and other	3.4	3.6
Total current liabilities	4.0	4.3
Total liabilities	$4.0	$4.3

5. INVENTORIES

	September 30, 2016	December 31, 2015
Raw materials and supplies	$90.6	$58.2
Work-in-process	33.2	8.3
Finished goods	395.3	117.3
	$519.1	$183.8

6. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill

The following table presents the changes in goodwill by segment during the nine months ended September 30, 2016:

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

	Consumer	Professional	Elizabeth Arden	Other	Total
Balance at January 1, 2016	$210.1	$240.7	$—	$18.9	$469.7
Goodwill acquired (a)	15.1	—	202.0	—	217.1
Foreign currency translation adjustment	—	0.3	—	(2.2)	(1.9)
Balance at September 30, 2016	$225.2	$241.0	$202.0	$16.7	$684.9
(a) On May 31, 2016 and September 7, 2016, the Company completed the Cutex International Acquisition and the Elizabeth Arden Acquisition, respectively. See Note 2, "Business Combinations," to the Unaudited Consolidated Financial Statements in this Form 10-Q for details related to the Elizabeth Arden Acquisition and the Cutex International Acquisition.
Intangible Assets, Net
The following tables present details of the Company's total intangible assets:

	September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Trademarks and Licenses	$187.6	$(46.1)	$141.5
Customer relationships	249.1	(26.2)	222.9
Patents and Internally-Developed IP	20.4	(5.7)	14.7
Distribution rights	34.0	(1.0)	33.0
Other	1.3	—	1.3
Total finite-lived intangible assets	$492.4	$(79.0)	$413.4

Indefinite-lived intangible assets:
Trade Names	$244.0	$—	$244.0
Total indefinite-lived intangible assets	$244.0	$—	$244.0

Total intangible assets	$736.4	$(79.0)	$657.4

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Trademarks and Licenses	$145.0	$(36.0)	$109.0
Customer relationships	118.8	(20.5)	98.3
Patents and Internally-Developed IP	16.8	(4.0)	12.8
Distribution rights	3.5	(0.6)	2.9
Total finite-lived intangible assets	$284.1	$(61.1)	$223.0

Indefinite-lived intangible assets:
Trade Names	$95.0	$—	$95.0
Total indefinite-lived intangible assets	$95.0	$—	$95.0

Total intangible assets	$379.1	$(61.1)	$318.0

Amortization expense for finite-lived intangible assets was $6.2 million and $6.0 million for the three months ended September 30, 2016 and 2015, respectively. Amortization expense for finite-lived intangible assets was $18.2 million and $16.4 million for the nine months ended September 30, 2016 and 2015, respectively.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The following table reflects the estimated future amortization expense, a portion of which is subject to exchange rate fluctuations, for the Company's finite-lived intangible assets as of September 30, 2016:

Estimated Amortization Expense
2016	$8.6
2017	36.1
2018	35.3
2019	32.2
2020	31.2
Thereafter	270.0
Total	$413.4

7. ACCRUED EXPENSES AND OTHER

	September 30, 2016	December 31, 2015
Sales returns and allowances	$47.2	$61.1
Compensation and related benefits	68.0	75.6
Advertising and promotional costs	65.1	38.4
Taxes	35.1	20.8
Interest	12.2	12.4
Restructuring reserve	8.8	11.8
Other	108.2	52.3
	$344.6	$272.4

8. LONG-TERM DEBT

	September 30, 2016	December 31, 2015
2016 Term Loan Facility: 2016 Term Loan due 2023, net of discounts and debt issuance costs (see (i) below)	$1,750.9	$—
Amended Term Loan Facility: Acquisition Term Loan due 2019, net of discounts and debt issuance costs (a)	—	662.1
Amended Term Loan Facility: 2011 Term Loan due 2017, net of discounts and debt issuance costs (a)	—	658.5
2016 Revolving Credit Facility, due 2021 (see (ii) below)	65.4	—
6.25% Senior Notes due 2024, net of debt issuance costs (see (iii) below)	439.2	—
5.75% Senior Notes due 2021, net of debt issuance costs (b)	493.5	492.5
Spanish Government Loan due 2025 (c)	0.6	0.6
	2,749.6	1,813.7
Less current portion (*)	(83.5)	(30.0)
	$2,666.1	$1,783.7

(*) At September 30, 2016, the Company classified $83.5 million as the current portion of long-term debt, comprised of $65.4 million outstanding on the 2016 Revolving Credit Facility at September 30, 2016 and $18.0 million of amortization payments on the 2016 Term Loan scheduled to be paid over the next four calendar quarters. At December 31, 2015, the Company classified $30.0 million as the current portion of long-term debt, which was comprised of a $23.2 million required “excess cash flow” prepayment (as defined under the Amended Term Loan Agreement, as hereinafter defined) that was paid on February 29, 2016, and the Company’s regularly scheduled $1.7 million quarterly principal amortization payments (after giving effect to such prepayment) due in 2016.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(a)
See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in Products Corporation's 2015 Form 10-K for certain details regarding Products Corporation's Amended Term Loan Agreement as of December 31, 2015, which facility was comprised of: (i) the term loan due November 19, 2017 in the original aggregate amount of $675.0 million (the "2011 Term Loan"); and (ii) the term loan due October 8, 2019 in the original aggregate amount of $700.0 million (the "Acquisition Term Loan") which, respectively, had $651.4 million and $658.6 million in aggregate principal balance outstanding upon their complete refinancing on the September 7, 2016 Elizabeth Arden Acquisition Date (together, the "Amended Term Loan Facility" and the "Amended Term Loan Agreement," respectively). In connection with the Elizabeth Arden Acquisition and related financing transactions, the 2011 Term Loan and Acquisition Term Loan were completely refinanced on the Elizabeth Arden Acquisition Date. See below for 2016 debt related transactions.

(b)
See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in Products Corporation's 2015 Form 10-K for certain details regarding Products Corporation's 5.75% Senior Notes that mature on February 15, 2021. The aggregate principal amount outstanding at September 30, 2016 was $500 million. Such notes remain outstanding following the Elizabeth Arden Acquisition and related financing transactions.

(d)
See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in Products Corporation's 2015 Form 10-K for certain details regarding the euro-denominated loan payable to the Spanish government that matures on June 30, 2025.

The Company completed several debt transactions during the nine months ended September 30, 2016.

In connection with and substantially concurrently with the closing of the Elizabeth Arden Acquisition, Products Corporation entered into the 2016 Term Loan Facility and the 2016 Revolving Credit Facility (or the Senior Facilities). Additionally, Products Corporation’s 6.25% Senior Notes, which closed on August 4, 2016 (the “6.25% Senior Notes Offering”), were released from escrow (the “Escrow Release”). In connection with entering into the Senior Facilities, Products Corporation maintained on the 2016 Term Loan Facility its existing floating-to-fixed interest rate swap based on a notional amount of $400 million that previously applied to Products Corporation’s Acquisition Term Loan. The proceeds of Products Corporation's 6.25% Senior Notes Offering and the 2016 Term Loan Facility, together with approximately $35.0 million of borrowings under the 2016 Revolving Credit Facility, and approximately $126.7 million of cash on hand, were used to fund the Elizabeth Arden Acquisition (including: (i) repurchasing the entire $350.0 million aggregate principal amount outstanding of the Elizabeth Arden Existing Senior Notes; (ii) repaying the entire $142.0 million aggregate principal amount of borrowings outstanding as of the Acquisition Date under Elizabeth Arden’s $300.0 million revolving credit facility; (iii) repaying the entire $25.0 million aggregate principal amount of borrowings outstanding as of the Acquisition Date under Elizabeth Arden's second lien credit facility; and (iv) retiring $55.0 million liquidation preference of all of the issued and outstanding 50,000 shares of Elizabeth Arden Preferred Stock, which amount includes a $5.0 million change of control premium) and to completely refinance and repay all of the $651.4 million in aggregate principal balance outstanding under Products Corporation’s 2011 Term Loan and $658.6 million in aggregate principal balance outstanding under Products Corporation’s Acquisition Term Loan. The Company did not incur any material early termination penalties in connection with repaying such facilities.

(i) 2016 Term Loan Facility
Principal and Maturity: On the Acquisition Date, Products Corporation entered into the 2016 Term Loan Agreement, for which Citibank, N.A. acts as administrative and collateral agent and which has an initial aggregate principal amount of $1,800.0 million and will mature on the earlier of (x) the seventh anniversary of the Closing Date and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes due 2021 (the “5.75% Senior Notes”) if, on that date (and solely for so long as), (i) any of Products Corporation's 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of the then outstanding 5.75% Senior Notes by at least $200.0 million.  The loans under the 2016 Term Loan Facility were borrowed at an original issue discount of 0.5% to their principal amount. The 2016 Term Loan Facility may be increased by an amount equal to the sum of (x) the greater of $450.0 million and 90% of Products Corporation’s pro forma consolidated EBITDA, plus (y) an unlimited amount to the extent that (1) the first lien leverage ratio (defined as the ratio of Products Corporation’s net senior secured funded debt that is not junior or subordinated to the liens of the Senior Facilities to EBITDA) is less than or equal to 3.5 to 1.0 (for debt secured pari passu with the 2016 Term Loan Facility) or (2) the secured leverage ratio (defined as the ratio of Products Corporation’s net senior secured funded debt to EBITDA) is less than or equal to 4.25 to 1.0 (for junior lien or unsecured debt), plus (z) up to an additional $400.0 million if the 2016 Revolving Credit Facility has been repaid and terminated.

Guarantees and Security: Products Corporation and the restricted subsidiaries under the 2016 Term Loan Facility, which include Products Corporation’s domestic subsidiaries, including Elizabeth Arden and its domestic subsidiaries (collectively, the “Restricted

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Group”), are subject to the covenants under the 2016 Term Loan Agreement.  The 2016 Term Loan Facility is guaranteed by each existing and future direct or indirect wholly-owned domestic restricted subsidiary of Products Corporation (subject to various exceptions), as well as by Revlon, on a limited recourse basis.  The obligations of Revlon, Products Corporation and the subsidiary guarantors under the 2016 Term Loan Facility are secured by pledges of the equity of Products Corporation held by Revlon and the equity of the Restricted Group held by Products Corporation and each subsidiary guarantor (subject to certain exceptions, including equity of first-tier foreign subsidiaries in excess of 65% of the voting equity interests of such entity) and by substantially all tangible and intangible personal and real property of Products Corporation and the subsidiary guarantors (subject to certain exclusions).  The obligors and guarantors under the 2016 Term Loan Facility and the 2016 Revolving Credit Facility are identical.  The liens securing the 2016 Term Loan Facility on the accounts, inventory, equipment, chattel paper, documents, instruments, deposit accounts, real estate and investment property and general intangibles (other than intellectual property) related thereto (the “Revolving Facility Collateral”) rank second in priority to the liens thereon securing the 2016 Revolving Credit Facility.  The liens securing the 2016 Term Loan Facility on all other property, including capital stock, intellectual property and certain other intangible property (the “Term Loan Collateral”), rank first in priority to the liens thereon securing the 2016 Revolving Credit Facility, while the liens thereon securing the 2016 Revolving Credit Facility rank second in priority to the liens thereon securing the 2016 Term Loan Facility.

Interest and Fees: Interest accrues on term loans under the 2016 Term Loan Facility at a rate per annum of Adjusted LIBOR (which has a floor of 0.75%) plus a margin of 3.50% or an alternate base rate plus a margin of 2.50%, at Products Corporation’s option, and is payable quarterly, at a minimum.  Products Corporation is obligated to pay certain fees and expenses in connection with the 2016 Term Loan Facility.

Affirmative and Negative Covenants: The 2016 Term Loan Agreement contains certain affirmative and negative covenants that, among other things, limit the Restricted Group’s ability to: (i) incur additional debt; (ii) incur liens; (iii) sell, transfer or dispose of assets; (iv) make investments; (v) make dividends and distributions on, or repurchases of, equity; (vi) make prepayments of contractually subordinated or junior lien debt; (vii) enter into certain transactions with their affiliates; (viii) enter into sale-leaseback transactions; (ix) change their lines of business; (x) restrict dividends from their subsidiaries or restrict liens; (xi) change their fiscal year; and (xii) modify the terms of certain debt. The negative covenants are subject to various exceptions, including an “available amount basket” based on 50% of Products Corporation’s cumulative consolidated net income, plus a “starter” basket of $200.0 million, subject to Products Corporation’s compliance with a 5.0 to 1.0 ratio of Products Corporation’s net debt to Consolidated EBITDA (as defined in the 2016 Term Loan Agreement), except such compliance is not required when such baskets are used to make investments. While the 2016 Term Loan Agreement contains certain customary representations, warranties and events of default, it does not contain any financial maintenance covenants.

Prepayments: The 2016 Term Loan Facility is subject to mandatory prepayments from: (i) the net proceeds from the issuance by Products Corporation or any of its restricted subsidiaries of certain additional debt; (ii) commencing with the excess cash flow calculation with respect to fiscal year ending December 31, 2017, 50% of excess cash flow, with step-downs to 25% and 0% upon achievement of certain first lien leverage ratios and reduced by voluntary prepayments of loans under the 2016 Term Loan Facility and revolving loans under the 2016 Revolving Credit Facility to the extent commitments thereunder are permanently reduced; and (iii) asset sale proceeds of certain non-ordinary course asset sales or other dispositions of property that have not been reinvested to the extent in excess of certain minimum amounts. Products Corporation may voluntarily prepay the 2016 Term Loan Facility without premium or penalty unless Products Corporation prepays a term loan within six months after the Closing Date in connection with a repricing transaction (in which case a 1.00% premium is payable).

During the third quarter of 2016, the Company incurred approximately $45.0 million of fees and expenses in connection with the 2016 Term Loan Facility, of which $39.1 million were capitalized and are being amortized over the remaining term of the 2016 Term Loan Credit Agreement using the effective interest method. The Company expensed the remaining $5.9 million of fees and expenses and wrote-off $10.9 million of unamortized debt discount and deferred financing costs related to the 2011 Term Loan and the Acquisition Term Loan. These amounts, totaling $16.8 million, were recognized within loss on early extinguishment of debt in the Company’s Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2016.

(ii) 2016 Revolving Credit Facility
Principal and Maturity: On the Closing Date, Products Corporation entered into the 2016 Revolving Credit Agreement, for which Citibank, N.A. acts as administrative agent and collateral agent. The 2016 Revolving Credit Facility has an initial maximum availability of $400.0 million (with a $100.0 million sublimit for letters of credit and up to $70.0 million available for swing line loans), which availability is subject to the amount of the borrowing base.  The 2016 Revolving Credit Facility may be increased by the greater of (x) $50.0 million and (y) the excess of the borrowing base over the amounts of then-effective commitments.  The 2016 Revolving Credit Facility permits certain non-U.S. subsidiaries to borrow in local currencies. The borrowing base calculation

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

under the 2016 Revolving Credit Facility is based on the sum of: (i) 85% of eligible accounts receivable; (ii) the lesser of 85% of the net orderly liquidation value and a percentage of the value specified in respect of different types of eligible inventory; (iii) qualified restricted cash (capped at $75.0 million); and (iv) a temporary increase amount between August 15 and October 31 of each year, which are collectively subject to certain availability reserves set by the administrative agent. The 2016 Revolving Credit Facility will mature on the earlier of (x) the fifth anniversary of the Closing Date and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes if, on that date (and solely for so long as), (i) any of Products Corporation’s 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of the then outstanding 5.75% Senior Notes by at least $200.0 million.

Guarantees and Security: The Restricted Group under the 2016 Revolving Credit Agreement (which is the same as the Restricted Group under the 2016 Term Loan Agreement) is subject to the covenants under the 2016 Revolving Credit Agreement.  The 2016 Revolving Credit Facility is guaranteed by each existing and future direct or indirect wholly-owned domestic restricted subsidiary of Products Corporation (subject to various exceptions), as well as by Revlon, on a limited recourse basis.  The obligations of Revlon, Products Corporation and the subsidiary guarantors under the 2016 Revolving Credit Facility are secured by pledges of the equity of Products Corporation held by Revlon and the equity of Products Corporation’s restricted subsidiaries held by Products Corporation and each subsidiary guarantor (subject to certain exceptions, including equity of first-tier foreign subsidiaries in excess of 65% of the voting equity interests of such entity) and by substantially all tangible and intangible personal and real property of Products Corporation and the subsidiary guarantors (subject to certain exclusions).  The obligors and guarantors under the 2016 Revolving Credit Facility and the 2016 Term Loan Facility are identical.  The liens on the 2016 Revolving Facility Collateral securing the 2016 Revolving Credit Facility rank first in priority to the liens thereon securing the 2016 Term Loan Facility, which rank second in priority on such collateral.  The liens on the Term Loan Collateral securing the 2016 Revolving Credit Facility rank second in priority to the liens thereon securing the 2016 Term Loan Facility, which rank first in priority on such collateral.

Interest and Fees: Interest is payable quarterly and accrues on borrowings under the 2016 Revolving Credit Facility at a rate per annum equal to either: (i) the alternate base rate plus an applicable margin equal to 0.25%, 0.50% or 0.75% depending on the average excess availability (based on the borrowing base as most recently reported by Products Corporation to the administrative agent from time to time); or (ii) the Eurocurrency rate plus an applicable margin equal to 1.25%, 1.50% or 1.75% depending on the average excess availability (based on the borrowing base as most recently reported by Products Corporation to the administrative agent from time to time), at Products Corporation’s option. The applicable margin decreases as average excess availability under the 2016 Revolving Credit Facility increases.  Products Corporation is obligated to pay certain fees and expenses in connection with the 2016 Revolving Credit Facility, including a commitment fee for any unused amounts of 0.25%. Loans under the 2016 Revolving Credit Facility may be prepaid without premium or penalty.

Affirmative and Negative Covenants: The 2016 Revolving Credit Agreement contains affirmative and negative covenants that are similar to those in the 2016 Term Loan Agreement, other than the “available amount basket” (as described above in the description of the 2016 Term Loan Facility); provided, however, under the 2016 Revolving Credit Agreement the Restricted Group will be able to incur unlimited additional junior secured debt and unsecured debt, make unlimited asset sales and dispositions, make unlimited investments and acquisitions, prepay junior debt and make unlimited restricted payments to the extent that certain “payment conditions” for asset-based credit facilities are satisfied.  The 2016 Revolving Credit Agreement contains certain customary representations, warranties and events of default. If Products Corporation’s “Liquidity Amount” (defined in the 2016 Revolving Credit Agreement as the Borrowing Base less the sum of (x) the aggregate outstanding extensions of credit under the 2016 Revolving Credit Facility, and (y) any availability reserve in effect on such date) falls below the greater of $35.0 million and 10% of the maximum availability under the 2016 Revolving Credit Facility (a “Liquidity Event Period”), then the Restricted Group will be required to maintain a consolidated fixed charge coverage ratio (the ratio of Products Corporation’s EBITDA minus capital expenditures to cash interest expense for such period) of a minimum of 1.0 to 1.0 until the first date after 20 consecutive business days for which the Liquidity Amount is equal to or greater than such threshold. If Products Corporation is in default under the consolidated fixed charge coverage ratio under the 2016 Revolving Credit Agreement, Products Corporation may cure such default by issuing certain equity securities to, or receiving capital contributions from Revlon and applying such cash, which is deemed to increase EBITDA for the purpose of calculating the applicable ratio. Products Corporation may exercise this cure right no more than two times in any four-quarter period, and no more than five times in total during the term of the 2016 Revolving Credit Facility.

Prepayments: Products Corporation must prepay borrowings under the 2016 Revolving Credit Facility to the extent that outstanding loans and letters of credit exceed availability.  During a Liquidity Event Period, the administrative agent may apply amounts collected in controlled accounts for the repayment of loans under the 2016 Revolving Credit Facility. Copies of the 2016 Revolving Credit Agreement and other ancillary agreements governing the 2016 Revolving Credit Facility and the related security and collateral agreements are filed as Exhibits 10.4, 10.7, 10.8 and 10.9 hereto and are incorporated herein by reference in their

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

entirety.  The above descriptions of the terms of the 2016 Revolving Credit Facility and the related security and collateral agreements are qualified in their entirety by reference to such agreements.

During the third quarter of 2016, the Company incurred approximately $5.7 million of fees and expenses in connection with the 2016 Revolving Credit Facility, of which $5.6 million were capitalized and are being amortized over the remaining term of the 2016 Revolving Credit Facility using the effective interest method. The Company expensed the remaining $0.1 million of fees and expenses, which were recognized within loss on early extinguishment of debt in the Company’s Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2016.

(iii) 6.25% Senior Notes
On August 4, 2016, Revlon Escrow Corporation (the “Escrow Issuer”), which on such date was a wholly owned subsidiary of Products Corporation, completed its offering (the “Offering”), pursuant to an exemption from registration under the Securities Act of 1933 (as amended, the “Securities Act”), of $450.0 million aggregate principal amount of 6.25% Senior Notes due 2024. The 6.25% Senior Notes are unsecured and were initially issued by the Escrow Issuer to the initial purchasers under an Indenture, dated as of August 4, 2016 (the “6.25% Senior Notes Indenture”), between the Escrow Issuer and U.S. Bank National Association, as trustee (the “Trustee”). The 6.25% Senior Notes mature on August 1, 2024. Interest on the 6.25% Senior Notes accrues at 6.25% per annum, paid every six months through maturity on each February 1 and August 1, beginning on February 1, 2017. As described above, the 6.25% Senior Notes were released from Escrow on the September 7, 2016 Acquisition Date. On the Acquisition Date, the Escrow Issuer was merged with and into Products Corporation and in connection with the Escrow Release, Products Corporation and certain of its direct and indirect wholly-owned domestic subsidiaries, including Elizabeth Arden and certain of its subsidiaries (collectively, the “Guarantors”), and the Trustee entered into a supplemental indenture (the “Supplemental Indenture”) to the 6.25% Senior Notes Indenture, pursuant to which Products Corporation assumed the obligations of the Escrow Issuer under the 6.25% Senior Notes and the 6.25% Senior Notes Indenture and the Guarantors jointly and severally, fully and unconditionally guaranteed the 6.25% Senior Notes on a senior unsecured basis.  The Guarantors are the same entities that are subsidiary guarantors under the 2016 Term Loan Facility and the 2016 Revolving Credit Facility.

Ranking: The 6.25% Senior Notes are Products Corporation’s senior, unsubordinated and unsecured obligations, ranking: (i) pari passu in right of payment with all of Products Corporation’s existing and future senior unsecured indebtedness; (ii) senior in right of payment to all of Products Corporation’s and the Guarantors’ future subordinated indebtedness; and (iii) effectively junior to all of Products Corporation’s and the Guarantors’ existing and future senior secured indebtedness, including, indebtedness under Products Corporation’s new Senior Facilities, to the extent of the value of the assets securing such indebtedness. The 6.25% Senior Notes and the Guarantees are: (i) structurally subordinated to all of the liabilities and preferred stock of any of the Company’s subsidiaries that do not guarantee the 6.25% Senior Notes; and (ii) pari passu in right of payment with liabilities of the Guarantors other than expressly subordinated indebtedness.

Optional Redemption: Prior to August 1, 2019, Products Corporation may redeem the 6.25% Senior Notes at its option, at any time as a whole or from time to time in part, upon Products Corporation’s payment of an applicable make-whole premium based on the comparable treasury rate plus 50 basis points. Prior to August 1, 2019, up to 40% of the aggregate principal amount of 6.25% Senior Notes that have been issued may also be redeemed at Products Corporation’s option at any time as a whole or from time to time in part, at a redemption price equal to 106.250% of the principal amount thereof, plus accrued and unpaid interest to (but not including) the date of redemption with the proceeds of certain equity offerings and capital contributions (so long as at least 60% of the 6.25% Senior Notes that have been issued thereafter remain outstanding). On and after August 1, 2019, Products Corporation may redeem the 6.25% Senior Notes at its option, at any time as a whole, or from time to time in part, at the following redemption prices (expressed as percentages of principal amount), plus accrued interest to (but not including) the date of redemption, if redeemed during the 12-month period beginning on August 1 of the years indicated below:

Period	Optimal Redemption Premium Percentage
2019	104.688%
2020	103.125%
2021	101.563%
2022 and thereafter	100.000%

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

All redemptions (and notices thereof) may be subject to various conditions precedent, and redemption dates specified in such notices may be extended so that such conditions precedent may be fulfilled (to the extent redemption on such dates is otherwise permitted by the 6.25% Senior Notes Indenture).

Change of Control: Upon the occurrence of specified change of control events, Products Corporation is required to make an offer to purchase all of the 6.25% Senior Notes at a purchase price of 101% of the outstanding principal amount of the 6.25% Senior Notes as of the date of any such repurchase, plus accrued and unpaid interest to (but not including) the date of repurchase.

Certain Covenants: The 6.25% Senior Notes Indenture imposes certain limitations on Products Corporation’s and the Guarantors’ ability, and the ability of certain other subsidiaries, to: (i) incur or guarantee additional indebtedness or issue preferred stock; (ii) pay dividends, make certain investments and make repayments on indebtedness that is subordinated in right of payment to the 6.25% Senior Notes and make other “restricted payments”; (iii) create liens on their assets to secure debt; (iv) enter into transactions with affiliates; (v) merge, consolidate or amalgamate with another company; (vi) transfer and sell assets; and (vii) permit restrictions on the payment of dividends by Products Corporation's subsidiaries.

These covenants are subject to important qualifications and exceptions. The 6.25% Senior Notes Indenture also contains customary affirmative covenants and events of default. In addition, if during any period of time the 6.25% Senior Notes receive investment grade ratings from both Standard & Poor’s and Moody’s Investors Services, Inc. and no default or event of default has occurred and is continuing under the 6.25% Senior Notes Indenture, Products Corporation and its subsidiaries will not be subject to the covenants regarding limitations on debt, limitations on restricted payments, limitation on guarantees by restricted subsidiaries, limitation on transactions with affiliates, certain provisions of the successor company covenant, limitation on asset sales and limitation on dividends from restricted subsidiaries.

During the third quarter of 2016, the Company incurred approximately $10.9 million of fees and expenses in connection with the 6.25% Senior Notes, of which $10.9 million were capitalized and are being amortized over the remaining term of the 6.25% Senior Notes using the effective interest method.

Amended Term Loan Facility - Excess Cash Flow Payment
On February 29, 2016, Products Corporation prepaid $23.2 million of indebtedness, representing 50% of its 2015 “excess cash flow” as defined under the then existing Amended Term Loan Agreement, in accordance with the terms of its Amended Term Loan Facility. The prepayment was applied on a ratable basis between the principal amounts outstanding under the 2011 Term Loan and the Acquisition Term Loan. The amount of the prepayment that was applied to the 2011 Term Loan reduced the principal amount outstanding by $11.5 million to $651.4 million (as all amortization payments under the 2011 Term Loan had been paid). The $11.7 million that was applied to the Acquisition Term Loan reduced Products Corporation's future annual amortization payments under the Acquisition Term Loan on a ratable basis from $6.9 million prior to the prepayment to $6.8 million after giving effect to the prepayment and through its maturity on October 8, 2019.
Covenants
Products Corporation was in compliance with all applicable covenants under the 2016 Term Loan and the 2016 Revolving Credit Facility as of September 30, 2016. At September 30, 2016, the aggregate principal amounts outstanding under the 2016 Term Loan and the 2016 Revolving Credit Facility were $1,800.0 million and $65.4 million, respectively, and availability under the $400.0 million 2016 Revolving Credit Facility, based upon the calculated borrowing base of $300.0 million less $10.5 million of outstanding undrawn letters of credit, $16.2 million of outstanding checks and $65.4 million then drawn on the 2016 Revolving Credit Facility, was $207.9 million.
Products Corporation was in compliance with all applicable covenants under its 6.25% Senior Notes Indenture as of September 30, 2016. Products Corporation was in compliance with all applicable covenants under its 5.75% Senior Notes Indenture as of September 30, 2016 and December 31, 2015.

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
As of September 30, 2016, the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value are categorized in the table below:

	Total	Level 1	Level 2	Level 3
Assets:
Derivatives:
FX Contracts(a)	$1.4	$—	$1.4	$—
Total assets at fair value	$1.4	$—	$1.4	$—
Liabilities:
Derivatives:
FX Contracts(a)	$3.1	$—	$3.1	$—
2013 Interest Rate Swap(b)	6.3	—	6.3	—
Total liabilities at fair value	$9.4	$—	$9.4	$—

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

(b)
The fair value of Products Corporation's 2013 Interest Rate Swap (as hereinafter defined) was measured based on the implied forward rates from the U.S. Dollar three-month LIBOR yield curve on the respective dates. See Note 10, “Financial Instruments.”

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

As of September 30, 2016, the fair values and carrying values of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion	$—	$2,842.9	$—	$2,842.9	$2,749.6
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

10. FINANCIAL INSTRUMENTS
Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $10.5 million and $8.8 million (including amounts available under credit agreements in effect at that time) were maintained at September 30, 2016 and December 31, 2015, respectively. Included in these amounts are approximately $7.2 million and $7.5 million at September 30, 2016 and December 31, 2015, respectively, in standby letters of credit that support Products Corporation’s self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.

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
The U.S. Dollar notional amount of the FX Contracts outstanding at September 30, 2016 and December 31, 2015 was $122.8 million and $76.3 million, respectively.
Interest Rate Swap Transaction
In November 2013, Products Corporation executed a forward-starting floating-to-fixed interest rate swap transaction with a 1.00% floor, based on a notional amount of $400 million in respect of indebtedness under the Acquisition Term Loan over a period of three years (the "2013 Interest Rate Swap"). In connection with entering into the 2016 Term Loan Facility, the 2013 Interest Swap was carried over to apply to a notional amount of $400 million in respect of indebtedness under such loan for the remaining balance of the term of such swap. The Company designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments related to the $400 million notional amount under the Acquisition Term Loan over the three-year term of the 2013 Interest Rate Swap (and subsequently to the $400 million notional amount under

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

the 2016 Term Loan Facility for the remaining balance of the term of such swap). Products Corporation receives from the counterparty a floating interest rate based on the higher of three-month USD LIBOR or 1.00%, while paying a fixed interest rate payment to the counterparty equal to 2.0709% (which, with respect to the 2016 Term Loan Facility, effectively fixes the interest rate on such notional amount at 5.5709% over the remaining balance of the three-year term of the 2013 Interest Rate Swap). At September 30, 2016 the fair value of the 2013 Interest Rate Swap was $(6.3) million and the accumulated loss recorded in accumulated other comprehensive loss was $3.7 million after-tax.
As a result of completely refinancing the Acquisition Term Loan with the 2016 Term Loan Facility in connection with the Elizabeth Arden Acquisition, the critical terms of the 2013 Interest Rate Swap no longer match the terms of the underlying debt under the 2016 Term Loan Facility. At the refinancing date, or September 7, 2016 (the "Dedesignation Date"), the 2013 Interest Rate Swap was determined to no longer be highly effective and the Company discontinued hedge accounting for the 2013 Interest Rate Swap. Following the dedesignation of the 2013 Interest Rate Swap, changes in fair value will be accounted for as a component of other non-operating expenses. Accumulated deferred losses of $6.3 million, or $3.9 million after-tax, at the Dedesignation Date that were previously recorded as a component of accumulated other comprehensive loss will be amortized to net income over the remaining term of the 2013 Interest Rate Swap through its maturity. (See "Quantitative Information – Derivative Financial Instruments" below).
The Company expects that $2.4 million of the after-tax deferred net losses related to the 2013 Interest Rate Swap will be amortized into earnings over the next 12 months.
Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of the derivative instruments in asset positions, which totaled $1.4 million and $2.0 million as of September 30, 2016 and December 31, 2015, respectively. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties. Given the current credit standing of the Company's counterparties to its derivative instruments, the Company believes that the risk of loss under these derivative instruments arising from any non-performance by any of the counterparties is remote.
Quantitative Information – Derivative Financial Instruments
The effects of the Company’s derivative instruments on its Consolidated Financial Statements were as follows:

(a)	Fair Values of Derivative Financial Instruments in the Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	Assets			Liabilities
	Balance Sheet	September 30, 2016	December 31, 2015	Balance Sheet	September 30, 2016	December 31, 2015
	Classification	Fair Value	Fair Value	Classification	Fair Value	Fair Value
Derivatives designated as hedging instruments:
2013 Interest Rate Swap(i)	Prepaid expenses and other	$—	$—	Accrued expenses and other	$—	$4.0
	Other assets	—	—	Other long-term liabilities	—	2.5
Derivatives not designated as hedging instruments:
FX Contracts(ii)	Prepaid expenses and other	$1.4	$2.0	Accrued Expenses	$3.1	$0.6
2013 Interest Rate Swap(i)	Prepaid expenses and other	$—	$—	Accrued expenses and other	$4.0	$—
	Other assets	—	—	Other long-term liabilities	2.3	—

(i) The fair values of the 2013 Interest Rate Swap at September 30, 2016 and December 31, 2015 were measured based on the implied forward rates from the U.S. Dollar three-month LIBOR yield curve at September 30, 2016 and December 31, 2015, respectively.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(ii) The fair values of the FX Contracts at September 30, 2016 and December 31, 2015 were measured based on observable market transactions of spot and forward rates at September 30, 2016 and December 31, 2015, respectively.

(b) Effects of Derivative Financial Instruments on the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2016 and 2015:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Derivatives designated as hedging instruments:
2013 Interest Rate Swap, net of tax (a)	$0.8	$(0.7)	$0.1	$(2.7)

(a)
Net of tax expense (benefit) of $0.5 million and ($0.5 million) for the three months ended September 30, 2016 and 2015, respectively, and $0.1 million and ($1.7 million) for the nine months ended September 30, 2016 and 2015, respectively.

	Income Statement Classification	Amount of Gain (Loss) Recognized in Net Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Derivatives designated as hedging instruments:
2013 Interest Rate Swap	Interest Expense	$(1.0)	$(1.0)	$(3.2)	$(1.5)
Derivatives not designated as hedging instruments:
FX Contracts	Foreign currency gain (loss), net	$(0.3)	$2.3	$(0.8)	$3.2
2013 Interest Rate Swap	Miscellaneous, net	—	—	—	—

11. PENSION AND POST-RETIREMENT BENEFITS
The components of net periodic benefit (income) costs for the Company’s pension and the other post-retirement benefit plans for the third quarter of 2016 and 2015 are as follows:

	Pension Plans		Other Post-Retirement Benefit Plans
	Three Months Ended September 30,
	2016	2015	2016	2015
Net periodic benefit (income) costs:
Service cost	$0.1	$0.2	$—	$—
Interest cost	5.2	7.2	0.1	0.1
Expected return on plan assets	(7.7)	(10.0)	—	—
Amortization of actuarial loss	2.2	2.2	—	—
	(0.2)	(0.4)	0.1	0.1
Portion allocated to Revlon Holdings	—	—	—	—
	$(0.2)	$(0.4)	$0.1	$0.1

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The components of net periodic benefit (income) costs for the Company's pension and the other post-retirement benefit plans for the first nine months of 2016 and 2015 are as follows:

	Pension Plans		Other Post-Retirement Benefit Plans
	Nine Months Ended September 30,
	2016	2015	2016	2015
Net periodic benefit (income) costs:
Service cost	$0.4	$0.6	$—	$—
Interest cost	15.5	21.5	0.3	0.3
Expected return on plan assets	(23.3)	(30.3)	—	—
Amortization of actuarial loss	6.6	6.3	0.1	0.1
	(0.8)	(1.9)	0.4	0.4
Portion allocated to Revlon Holdings	(0.1)	(0.1)	—	—
	$(0.9)	$(2.0)	$0.4	$0.4
In the three and nine months ended September 30, 2016, the Company recognized net periodic benefit income of $0.1 million and $0.5 million, respectively, compared to net periodic benefit income of $0.3 million and $1.6 million in the three and nine months ended September 30, 2015, primarily due to the lower expected return on plan assets, partially offset by lower interest cost as a result of the Company's adoption of the alternative approach to calculating the service and interest components of net periodic benefit cost for pension and other post-retirement benefits (the “full yield curve” approach) which was adopted by the Company at December 31, 2015.
Net periodic benefit costs (income) are reflected in the Company's Consolidated Financial Statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net periodic benefit (income) costs:
Cost of sales	$(0.6)	$(1.0)	$(1.9)	$(3.0)
Selling, general and administrative expense	0.5	0.7	1.4	1.4
	$(0.1)	$(0.3)	$(0.5)	$(1.6)
The Company expects that it will have net periodic benefit income of approximately $1 million for its pension and other post-retirement benefit plans for all of 2016, compared with net periodic benefit cost of $2.0 million in 2015.
During the third quarter of 2016, $2.2 million and $0.2 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During the first nine months of 2016, $5.3 million and $0.7 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During 2016, the Company expects to contribute approximately $10 million in the aggregate to its pension and other post-retirement benefit plans.
Relevant aspects of the qualified defined benefit pension plans, nonqualified pension plans and other post-retirement benefit plans sponsored by Products Corporation are disclosed in Note 14, "Savings Plan, Pension and Post-Retirement Benefits," to the Consolidated Financial Statements in Products Corporation's 2015 Form 10-K.

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
For the third quarter of 2016 and 2015, the Company recorded a provision for income taxes of $0.4 million and $25.5 million, respectively. The $25.1 million decrease in the provision for income taxes, was primarily due to lower pre-tax income and the phasing of the recognition of income taxes as well as the favorable impact of certain discrete items realized in the third quarter of 2015 that did not reoccur in the third quarter of 2016.
For the first nine months of 2016 and 2015, the Company recorded a provision for income taxes of $18.3 million and $56.5 million, respectively. The $38.2 million decrease in the provision for income taxes was primarily due to lower pre-tax income and the phasing of the recognition of income taxes, as well as the favorable impact of certain discrete items realized in the first nine months of 2015 that did not reoccur in the first nine months of 2016.
The Company's effective tax rate for the three months ended September 30, 2016 differed than the federal statutory rate of 35% as a result of non-deductible acquisition costs, certain dividends and earnings taxable in the U.S., and state and local taxes, partially offset by the foreign and U.S. effects attributable to operations outside the U.S.
The Company's effective tax rate for the nine months ended September 30, 2016 was higher than the federal statutory rate of 35% as a result of certain foreign dividends and earnings taxable in the U.S. and state and local taxes.
The Company remains subject to examination of its income tax returns including, without limitation:  Australia for tax years ended December 31, 2011 through December 31, 2014; South Africa and the U.K. for tax years ended December 31, 2012 through December 31, 2014; and Canada, Spain and the U.S. (federal) for tax years ended December 31, 2012 through December 31, 2015.

Elizabeth Arden remains subject to examination of its income tax returns in various jurisdictions including, without limitation, U.S. (federal) for the fiscal years ended June 30, 2010 through June 30, 2015. The Internal Revenue Service (the ‘IRS’) has been auditing Elizabeth Arden’s U.S. (federal) tax returns for the fiscal years ended June 30, 2010 through June 30, 2012. In the audit, the IRS has proposed increases in Elizabeth Arden’s taxable income, relating to transfer pricing, in an amount totaling approximately $85 million. The Company disagrees with the proposed adjustments and intends to continue to contest them vigorously and to pursue its available remedies. Although any IRS examination contains an element of uncertainty, based on current facts and circumstances, the Company believes that the ultimate outcome of any protest, appeals or judicial process will not have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as of September 30, 2016 are as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post-retirement Benefits	Deferred Gain (Loss) - Hedging	Other	Accumulated Other Comprehensive Loss
Balance at January 1, 2016	$(23.5)	$(217.7)	$(3.8)	$(0.3)	$(245.3)
Currency translation adjustment, net of tax of $1.3 million	8.0				8.0
Amortization of pension related costs, net of tax of $1.1 million(a)		5.6			5.6
Revaluation of derivative financial instrument, net of amounts reclassified into earnings and tax of $0.1 million(b)			$0.1		0.1
Other comprehensive income	8.0	5.6	0.1	—	13.7
Balance at September 30, 2016	$(15.5)	$(212.1)	$(3.7)	$(0.3)	$(231.6)

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(b)
Represents the after-tax effective portion of the changes in fair value of the Company’s 2013 Interest Rate Swap, net of amounts reclassified into earnings for the nine months ended September 30, 2016. See Note 10, "Financial Instruments," for further discussion of the 2013 Interest Rate Swap.

As shown above, other comprehensive income includes changes in the fair value of the 2013 Interest Rate Swap. A rollforward of the amounts reclassified out of accumulated other comprehensive loss into earnings for the three and nine months ended September 30, 2016 are as follows:

2013 Interest Rate Swap
Beginning accumulated losses at June 30, 2016	$(4.5)
Reclassifications into earnings (net of $0.4 million tax expense)(a)	0.7
Change in fair value (net of $0.1 million tax expense)	0.1
Ending accumulated losses at September 30, 2016	$(3.7)

2013 Interest Rate Swap
Beginning accumulated losses at December 31, 2015	$(3.8)
Reclassifications into earnings (net of $1.2 million tax expense)(a)	2.0
Change in fair value (net of $1.1 million tax benefit)	(1.9)
Ending accumulated losses at September 30, 2016	$(3.7)

(a)	Reclassified to interest expense.

A rollforward of the amounts reclassified out of accumulated other comprehensive loss into earnings for the three and nine months ended September 30, 2015 are as follows:

2013 Interest Rate Swap
Beginning accumulated losses at June 30, 2015	$(4.2)
Reclassifications into earnings (net of $0.4 million tax expense)(a)	0.7
Change in fair value (net of $0.9 million tax benefit)	(1.4)
Ending accumulated losses at September 30, 2015	$(4.9)

2013 Interest Rate Swap
Beginning accumulated losses at December 31, 2014	$(2.2)
Reclassifications into earnings (net of $0.6 million tax expense)(a)	0.9
Change in fair value (net of $2.3 million tax benefit)	(3.6)
Ending accumulated losses at September 30, 2015	$(4.9)

(a)	Reclassified to interest expense.

14. SEGMENT DATA AND RELATED INFORMATION
Operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the Company's “Chief Executive Officer”) in deciding how to allocate resources and in assessing the Company's performance. As a result of the similarities in the procurement, manufacturing and distribution processes for the Company’s products, much of the information provided in the Consolidated Financial Statements, and provided in the segment table below, is similar to, or the same as, that reviewed on a regular basis by the Company's Chief

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Executive Officer. As of September 30, 2016, and since the Elizabeth Arden Acquisition Date, the Elizabeth Arden organization has continued to operate and be evaluated on a stand-alone basis.
At September 30, 2016, the Company’s operations are organized into the following reportable segments:

•
Consumer - The Consumer segment is comprised of the Company's consumer brands other than those operated under the Elizabeth Arden segment, which primarily include Revlon, Almay, SinfulColors and Pure Ice in color cosmetics; Revlon ColorSilk in women’s hair color; Revlon in beauty tools; and Mitchum in anti-perspirant deodorants. The Company’s principal customers for its consumer products include large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, the Internet/e-commerce, television shopping, department stores, one-stop shopping beauty retailers, specialty cosmetics stores and perfumeries in the U.S. and internationally. The Consumer segment also includes a skincare line under the Natural Honey brand and a hair color line under the Llongueras brand sold to large volume retailers and other retailers, primarily in Spain, which were acquired as part of the Colomer Acquisition. In October 2015 and in May 2016, the Company acquired the U.S. Cutex business and Cutex International business and related assets, respectively. The results of operations relating to the sales of Cutex nail care products are included within the Consumer segment.

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

•
Elizabeth Arden - The Elizabeth Arden segment includes the operating results of the Elizabeth Arden business and related purchase accounting for the Company's September 2016 Elizabeth Arden Acquisition. Elizabeth Arden is a global prestige beauty products company with an iconic portfolio of prestige fragrance, skincare and cosmetic brands, including the Elizabeth Arden skin care brands, color cosmetics and fragrances; designer fragrances such as Juicy Couture and John Varvatos; heritage fragrances such as Curve, Elizabeth Taylor, Britney Spears and Christina Aguilera; and various celebrity fragrances.

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

The Company's management evaluates segment profit, which is defined as income from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses, for each of the Company's reportable segments. Segment profit also excludes unallocated corporate expenses and the impact of certain items that are not directly attributable to the reportable segments' underlying operating performance, which includes the impacts of: (i) restructuring and related charges; (ii) acquisition and integration costs; (iii) deferred compensation related to the accounting for the CBB Acquisition; (iv) costs of sales resulting from a fair value adjustment in the second quarter of 2016 and 2015 to inventory acquired in the Cutex International Acquisition and CBB Acquisition, respectively; (v) charges related to the Elizabeth Arden 2016 Business Transformation Program; and (vi) costs of sales resulting from a fair value adjustment to inventory acquired in the Elizabeth Arden Acquisition. Such items are shown below in the table reconciling segment profit to consolidated income from continuing operations before income taxes. Unallocated corporate expenses primarily include general and administrative expenses related to the corporate organization. These expenses are recorded in unallocated corporate expenses, as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. The Company does not have any material inter-segment sales.
The accounting policies for each of the reportable segments are the same as those described in Note 1, “Description of Business and Summary of Significant Accounting Policies” in Products Corporation's 2015 Form 10-K. The Company's assets and liabilities are managed centrally and are reported internally in the same manner as the Consolidated Financial Statements; thus, no additional information regarding assets and liabilities of the Company’s reportable segments is produced for the Company's Chief Executive Officer or included in these Consolidated Financial Statements.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The following table is a comparative summary of the Company’s net sales and segment profit by reportable segment for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016		2015
Segment Net Sales:
Consumer	$342.8	$348.1	$1,022.3		$1,027.1
Professional	118.8	114.5	357.2		352.1
Elizabeth Arden	135.2	—	135.2		—
Other	8.0	8.9	18.6		13.2
Total	$604.8	$471.5	$1,533.3		$1,392.4

Segment Profit:
Consumer	$81.0	$86.0	$220.4		$232.0
Professional	23.7	23.4	73.4		76.9
Elizabeth Arden	32.5	—	32.5		—
Other	(0.1)	(1.4)	(0.9)		(1.2)
Total	$137.1	$108.0	$325.4		$307.7

Reconciliation:
Segment Profit	$137.1	$108.0	$325.4		$307.7
Less:
Unallocated corporate expenses	21.9	18.0	52.3		48.5
Depreciation and amortization	28.8	26.0	81.0		76.8
Non-cash stock compensation expense	1.5	1.0	4.8		3.8
Non-Operating items:
Restructuring and related charges	0.5	4.2	2.3		1.9
Acquisition and integration costs	33.5	0.6	39.5		6.5
Deferred compensation related to CBB acquisition	0.8	0.9	2.6	—	1.6
Cutex International inventory purchase accounting adjustment, cost of sales	0.2	(0.1)	0.3		0.5
Elizabeth Arden 2016 Business Transformation Program	1.7	—	1.7		—
Elizabeth Arden inventory purchase accounting adjustment, cost of sales	4.2	—	4.2		—
Operating Income	44.0	57.4	136.7		168.1
Less:
Interest Expense	27.4	21.5	69.3		62.0
Amortization of debt issuance costs	1.7	1.4	4.6		4.2
Loss on early extinguishment of debt	16.9	—	16.9		—
Foreign currency losses (gains), net	1.2	(0.7)	6.3		7.3
Miscellaneous, net	(0.6)	0.3	(0.1)		0.5
Income from continuing operations before income taxes	$(2.6)	$34.9	$39.7		$94.1

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

As of September 30, 2016, after giving effect to the Elizabeth Arden Acquisition, the Company had operations established in 26 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Geographic area:
Net sales:
United States	$326.1	54%	$255.0	54%	$836.8	55%	$766.4	55%
International	278.7	46%	216.5	46%	696.5	45%	626.0	45%
	$604.8		$471.5		$1,533.3		$1,392.4

	September 30, 2016		December 31, 2015
Long-lived assets, net:
United States	$1,464.5	83%	$854.7	79%
International	289.6	17%	232.4	21%
	$1,754.1		$1,087.1

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Classes of similar products:
Net sales:
Color cosmetics	$245.5	41%	$242.5	51%	$731.7	48%	$746.4	54%
Hair care	135.3	22%	131.3	28%	402.1	26%	388.1	28%
Beauty care	96.2	16%	74.8	16%	244.6	16%	209.9	15%
Fragrance	127.8	21%	22.9	5%	154.9	10%	48.0	3%
	$604.8		$471.5		$1,533.3		$1,392.4

15. CONTINGENCIES
The Company is involved in various routine legal proceedings incidental to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows. However, in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period.

As previously disclosed, following the announcement of the execution of the Elizabeth Arden Merger Agreement, several putative shareholder class action lawsuits and a derivative lawsuit were filed challenging the Merger. In addition to the complaints filed on behalf of plaintiffs Parker, Christiansen, Ross and Stein, on July 25, 2016, a lawsuit (Hutson v. Elizabeth Arden, Inc., et al., Case No. CACE-16-013566) (referred to as the “Hutson complaint”) was filed in the Seventeenth Judicial Circuit in and for Broward County, Florida (the “Court”) against Elizabeth Arden, the members of the board of directors of Elizabeth Arden, Revlon, Products Corporation and Acquisition Sub. In general, the Hutson complaint alleges that: (i) the members of Elizabeth Arden’s board of directors breached their fiduciary duties to Elizabeth Arden’s shareholders with respect to the Merger, by, among other

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

things, approving the Merger pursuant to an unfair process and at an inadequate and unfair price; and (ii) Revlon, Products Corporation and Acquisition Sub aided and abetted the breaches of fiduciary duty by the members of Elizabeth Arden’s board. The plaintiff seeks relief similar to that sought in the Parker case.
By Order dated August 4, 2016, all five cases were consolidated by the Court into a Consolidated Amended Class Action. Thereafter, on August 11, 2016 a Consolidated Amended Class Action Complaint was filed, seeking to enjoin defendants from consummating the Merger and/or from soliciting shareholder votes. To the extent that the Merger was consummated, the Consolidated Amended Class Action Complaint seeks to rescind the Merger or recover rescissory or other compensatory damages, along with costs and fees. The grounds for relief set forth in the Consolidated Amended Class Action Complaint in large part track those grounds as asserted in the five individual complaints, as previously disclosed. Class counsel advised that post consummation of the Merger they were going to file a Second Consolidated Amended Class Action Complaint, but to date no such complaint has been filed.
The Company believes the allegations contained in the Consolidated Amended Class Action Complaint are without merit and intends to vigorously defend against them. Additional lawsuits arising out of or relating to the Elizabeth Arden Merger Agreement or the Merger may be filed in the future.
The Company believes that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows. However, in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period.

16. RELATED PARTY TRANSACTIONS
Reimbursement Agreements
As previously disclosed in Products Corporation's 2015 Form 10-K, Revlon, Products Corporation and MacAndrews & Forbes have entered into reimbursement agreements (the "Reimbursement Agreements") pursuant to which: (i) MacAndrews & Forbes is obligated to provide (directly or through its affiliates) certain professional and administrative services, including, without limitation, employees, to the Company, and to purchase services from third party providers, such as insurance, legal, accounting and air transportation services, on behalf of the Company, to the extent requested by Products Corporation; and (ii) Products Corporation is obligated to provide certain professional and administrative services, including, without limitation, employees, to MacAndrews & Forbes and to purchase services from third party providers, such as insurance, legal and accounting services, on behalf of MacAndrews & Forbes, to the extent requested by MacAndrews & Forbes, provided that in each case the performance of such services does not cause an unreasonable burden to MacAndrews & Forbes or Products Corporation, as the case may be.
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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The net activity related to services provided and/or (purchased) under the Reimbursement Agreements during the nine months ended September 30, 2016 and 2015 was $1.3 million and $2.2 million, respectively, which primarily includes partial payments made by the Company to MacAndrews & Forbes during the first quarter of 2016 and 2015 for premiums related to the Company's allocable portion of the 5-year renewal of the D&O Insurance Program for the period from January 31, 2012 through January 31, 2017. As of each September 30, 2016 and December 31, 2015, a receivable balance of $0.1 million, respectively, from MacAndrews & Forbes was included in the Company's Balance Sheets for transactions subject to the Reimbursement Agreements.

Other
During the nine months ended September 30, 2016 and 2015, the Company engaged several companies in which MacAndrews & Forbes had a controlling interest to provide the Company with various ordinary course business services. These services included processing approximately $35.1 million and $25.4 million of coupon redemptions for the Company's retail customers for the nine months ended September 30, 2016 and 2015, respectively, for which the Company paid fees of approximately $0.3 million and $0.3 million during the nine months ended September 30, 2016 and 2015, respectively, and other similar advertising, coupon redemption and raw material supply services, for which the Company paid fees aggregating to less than $0.3 million during the nine months ended September 30, 2016 and 2015, respectively. The Company believes that its engagement of each of these affiliates was on arm's length terms, taking into account each firm's expertise in its respective field, and that the fees paid were at least as favorable as those available from unaffiliated parties.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

17. GUARANTOR FINANCIAL INFORMATION
Products Corporation's 2016 Term Loan Facility and its 2016 Revolving Credit Facility are guaranteed by each existing and future direct or indirect wholly-owned domestic restricted subsidiary of Products Corporation (subject to various exceptions), as well as by Revlon on a limited recourse basis. The restricted subsidiaries include Products Corporation’s domestic subsidiaries, including Elizabeth Arden and its domestic subsidiaries, collectively.
Products Corporation’s 5¾% Senior Notes are fully and unconditionally guaranteed on a senior basis by Products Corporation’s domestic subsidiaries (other than certain immaterial subsidiaries) that also guarantee Products Corporation’s obligations under the Senior Facilities.
The following Condensed Consolidating Financial Statements present the financial information as of September 30, 2016 and December 31, 2015, and for the three and nine month periods ended September 30, 2016 and 2015 for: (i) Products Corporation on a stand-alone basis; (ii) the Guarantor Subsidiaries on a stand-alone basis; (iii) the subsidiaries of Products Corporation that do not guarantee Products Corporation’s Senior Facilities and 5¾% Senior Notes (the “Non-Guarantor Subsidiaries”) on a stand-alone basis; and (iv) Products Corporation, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis. The Condensed Consolidating Financial Statements are presented on the equity method, under which the investments in subsidiaries are recorded at cost and adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Balance Sheets
As of September 30, 2016
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$0.4	$2.4	$96.4	$—	$99.2
Trade receivables, less allowances for doubtful accounts	84.4	166.6	233.2	—	484.2
Inventories	98.5	211.3	209.3	—	519.1
Prepaid expenses and other	163.2	20.7	48.3	—	232.2
Intercompany receivables	834.3	634.6	124.7	(1,593.6)	—
Investment in subsidiaries	1,636.5	(6.0)	—	(1,630.5)	—
Property, plant and equipment, net	132.6	85.8	93.6	—	312.0
Deferred income taxes	3.4	—	114.8	—	118.2
Goodwill	188.7	232.1	264.1	—	684.9
Intangible assets, net	52.4	390.3	214.7	—	657.4
Other assets	50.6	33.0	28.4	—	112.0
Total assets	$3,245.0	$1,770.8	$1,427.5	$(3,224.1)	$3,219.2
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$—	$11.7	$—	$11.7
Current portion of long-term debt	83.4	—	0.1	—	83.5
Accounts payable	84.4	121.6	101.9	—	307.9
Accrued expenses and other	139.0	78.8	126.8	—	344.6
Intercompany payables	519.3	568.5	505.8	(1,593.6)	—
Long-term debt	2,665.6	—	0.5	—	2,666.1
Other long-term liabilities	207.2	18.1	34.0	—	259.3
Total liabilities	3,698.9	787.0	780.8	(1,593.6)	3,673.1
Stockholder’s deficiency	(453.9)	983.8	646.7	(1,630.5)	(453.9)
Total liabilities and stockholder’s deficiency	$3,245.0	$1,770.8	$1,427.5	$(3,224.1)	$3,219.2

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statements of Income and Comprehensive Income
For the Three Months Ended September 30, 2016
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$184.7	$168.5	$242.3	$9.3	$604.8
Cost of sales	47.4	82.7	104.0	9.3	243.4
Gross profit	137.3	85.8	138.3	—	361.4
Selling, general and administrative expenses	119.1	56.3	108.0	—	283.4
Acquisition and integration costs	33.3	0.2	—	—	33.5
Restructuring charges and other, net	0.1	—	0.4	—	0.5
Operating income	(15.2)	29.3	29.9	—	44.0
Other expenses (income):
Intercompany interest, net	(2.2)	—	2.2	—	—
Interest expense	27.2	—	0.2	—	27.4
Amortization of debt issuance costs	1.7	—	—	—	1.7
Loss on early extinguishment of debt	16.9	—	—	—	16.9
Foreign currency losses (gains), net	0.4	(0.4)	1.2	—	1.2
Miscellaneous, net	(10.3)	(4.4)	14.1	—	(0.6)
Other expenses (income), net	33.7	(4.8)	17.7	—	46.6
(Loss) income from continuing operations before income taxes	(48.9)	34.1	12.2	—	(2.6)
(Benefit from) provision for income taxes	(8.8)	10.2	(1.0)	—	0.4
(Loss) income from continuing operations	(40.1)	23.9	13.2	—	(3.0)
Loss from discontinued operations, net of taxes	—	—	(0.2)	—	(0.2)
Equity in income of subsidiaries	36.9	3.1	—	(40.0)	—
Net (loss) income	$(3.2)	$27.0	$13.0	$(40.0)	$(3.2)
Other comprehensive income (loss)	5.3	0.6	1.0	(1.6)	5.3
Total comprehensive income (loss)	$2.1	$27.6	$14.0	$(41.6)	$2.1

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statements of Income and Comprehensive Income
For the Three Months Ended September 30, 2015
	Products Corporation	Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations	Consolidated
Net Sales	$260.0	$87.8		$184.0		$(60.3)	$471.5
Cost of sales	117.1	34.5		76.5		(60.3)	167.8
Gross profit	142.9	53.3		107.5		—	303.7
Selling, general and administrative expenses	123.9	31.5		86.3		—	241.7
Acquisition and integration costs	(0.2)	—		0.8		—	0.6
Restructuring charges and other, net	1.6	(0.7)	—	3.1	—	—	4.0
Operating income	17.6	22.5		17.3		—	57.4
Other expenses (income):
Intercompany interest, net	(2.1)	—		2.1		—	—
Interest expense	21.2	—		0.3		—	21.5
Amortization of debt issuance costs	1.4	—		—		—	1.4
Foreign currency losses (gains), net	0.8	(0.5)		(1.0)		—	(0.7)
Miscellaneous, net	(32.5)	(4.3)		37.1		—	0.3
Other (income) expenses, net	(11.2)	(4.8)		38.5		—	22.5
Income from continuing operations before income taxes	28.8	27.3		(21.2)		—	34.9
Provision for income taxes	9.7	9.2		6.6		—	25.5
Loss (income) from continuing operations	19.1	18.1		(27.8)		—	9.4
Income from discontinued operations, net of taxes	—	—		(1.7)		—	(1.7)
Equity in loss of subsidiaries	(11.4)	(22.1)		—		33.5	—
Net income	$7.7	$(4.0)		$(29.5)		$33.5	$7.7
Other comprehensive (loss) income	(1.3)	(0.7)		(4.3)		5.0	(1.3)
Total comprehensive income (loss)	$6.4	$(4.7)		$(33.8)		$38.5	$6.4

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statements of Income and Comprehensive Income
For the Nine Months Ended September 30, 2016
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$612.8	$337.1	$588.3	$(4.9)	$1,533.3
Cost of sales	192.6	144.9	236.2	(4.9)	568.8
Gross profit	420.2	192.2	352.1	—	964.5
Selling, general and administrative expenses	366.8	129.1	290.1	—	786.0
Acquisition and integration costs	38.9	0.2	0.4	—	39.5
Restructuring charges and other, net	0.1	0.7	1.5	—	2.3
Operating income	14.4	62.2	60.1	—	136.7
Other expenses (income):
Intercompany interest, net	(6.5)	0.1	6.4	—	—
Interest expense	68.8	—	0.5	—	69.3
Amortization of debt issuance costs	4.6	—	—	—	4.6
Loss on early extinguishment of debt	16.9	—	—	—	16.9
Foreign currency losses (gains), net	2.5	(0.7)	4.5	—	6.3
Miscellaneous, net	(45.0)	(0.6)	45.5	—	(0.1)
Other expenses, net	41.3	(1.2)	56.9	—	97.0
(Loss) income from continuing operations before income taxes	(26.9)	63.4	3.2	—	39.7
(Benefit from) provision for income taxes	(17.3)	36.4	(0.8)	—	18.3
(Loss) income from continuing operations	(9.6)	27.0	4.0	—	21.4
Loss from discontinued operations, net of taxes	—	—	(2.3)	—	(2.3)
Equity in income of subsidiaries	28.7	(9.0)	—	(19.7)	—
Net income (loss)	$19.1	$18.0	$1.7	$(19.7)	$19.1
Other comprehensive income (loss)	13.7	(6.9)	(7.2)	14.1	13.7
Total comprehensive income (loss)	$32.8	$11.1	$(5.5)	$(5.6)	$32.8

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statements of Income and Comprehensive Income
For the Nine Months Ended September 30, 2015
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$771.8	$254.1	$518.8	$(152.3)	$1,392.4
Cost of sales	332.7	95.2	195.8	(152.3)	471.4
Gross profit	439.1	158.9	323.0	—	921.0
Selling, general and administrative expenses	369.7	100.3	275.5	—	745.5
Acquisition and integration costs	5.7	—	0.8	—	6.5
Restructuring charges and other, net	1.1	—	(0.2)	—	0.9
Operating income	62.6	58.6	46.9	—	168.1
Other expenses (income):
Intercompany interest, net	(6.2)	(0.1)	6.3	—	—
Interest expense	61.5	—	0.5	—	62.0
Amortization of debt issuance costs	4.2	—	—	—	4.2
Foreign currency (gains) losses, net	(0.4)	(1.0)	8.7	—	7.3
Miscellaneous, net	(38.7)	(5.7)	44.9	—	0.5
Other expenses (income), net	20.4	(6.8)	60.4	—	74.0
Income from continuing operations before income taxes	42.2	65.4	(13.5)	—	94.1
Provision for income taxes	20.7	27.3	8.5	—	56.5
Income from continuing operations	21.5	38.1	(22.0)	—	37.6
Loss from discontinued operations, net of taxes	—	—	(1.8)	—	(1.8)
Equity in income of subsidiaries	14.3	(9.7)	—	(4.6)	—
Net income	$35.8	$28.4	$(23.8)	$(4.6)	$35.8
Other comprehensive (loss) income	(12.4)	(3.5)	(17.6)	21.1	(12.4)
Total comprehensive income (loss)	$23.4	$24.9	$(41.4)	$16.5	$23.4

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2016
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(19.5)	$(91.4)	$37.4	$—	$(73.5)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23.6)	(2.5)	(7.0)	—	(33.1)
Business acquisition	(993.2)	—	(35.5)	—	(1,028.7)
Proceeds from the sale of certain assets	0.1	0.4	—	—	0.5
Net cash used in investing activities	(1,016.7)	(2.1)	(42.5)	—	(1,061.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(11.2)	3.4	5.2	—	(2.6)
Repayments under the Acquisition Term Loan	(15.1)	—	—	—	(15.1)
Prepayments under the 2011 Term Loan	(11.5)	—	—	—	(11.5)
Repayment of Acquisition Term Loan	(658.6)	—	—	—	(658.6)
Repayment of 2011 Term Loan	(651.4)	—	—	—	(651.4)
Borrowings under the 2016 Term Loan Facility	1,791.0	—	—	—	1,791.0
Net borrowings under the 2016 Revolving Credit Facility	65.4	—	—	—	65.4
Proceeds from the issuance of the 6.25% Senior Notes, net	450.0	—	—	—	450.0
Payment of financing costs	(61.5)	—	—	—	(61.5)
Other financing activities	(2.0)	—	(0.2)	—	(2.2)
Net cash provided by financing activities	895.1	3.4	5.0	—	903.5
Effect of exchange rate changes on cash and cash equivalents	—	(0.5)	4.1	—	3.6
Net (decrease) increase in cash and cash equivalents	(141.1)	(90.6)	4.0	—	(227.7)
Cash and cash equivalents at beginning of period	$141.5	$93.0	$92.4	$—	$326.9
Cash and cash equivalents at end of period	$0.4	$2.4	$96.4	$—	$99.2

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Overview of the Business
Revlon Consumer Products Corporation ("Products Corporation" and together with its subsidiaries, including Elizabeth Arden, Inc. ("Elizabeth Arden"), the "Company") is the direct wholly-owned operating subsidiary of Revlon, Inc. ("Revlon"), which is an indirect majority-owned subsidiary of MacAndrews & Forbes Incorporated (together with certain of its affiliates other than the Company and Revlon, "MacAndrews & Forbes"), a corporation wholly-owned by Ronald O. Perelman.
The Company operates in four reporting segments: the consumer division (“Consumer”); the professional division (“Professional”); Elizabeth Arden; and Other (each as described below). The Company manufactures, markets and sells worldwide an extensive array of beauty and personal care products, including color cosmetics, hair color, hair care and hair treatments, beauty tools, men's grooming products, anti-perspirant deodorants, fragrances, skincare and other beauty care products. The Company’s principal customers for its products in the Consumer segment include large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, the Internet/e-commerce, television shopping, department stores, one-stop shopping beauty retailers, specialty cosmetics stores and perfumeries in the U.S. and internationally. The Company's principal customers for its products in the Professional segment include hair and nail salons and distributors to professional salons in the U.S. and internationally.
On September 7, 2016 (the "Acquisition Date"), the Company completed the acquisition of Elizabeth Arden (the “Elizabeth Arden Acquisition”). Elizabeth Arden is a global prestige beauty products company with an iconic portfolio of brands that are highly complementary to the Company's existing brand portfolio and are sold worldwide. In North America, Elizabeth Arden’s principal customers include prestige retailers, the mass retail channel and distributors, as well as direct sales to consumers via its branded retail outlet stores and e-commerce business. Elizabeth Arden products are also sold through the Elizabeth Arden Red Door Spa beauty salons and spas. Internationally, Elizabeth Arden’s portfolio of owned and licensed brands is sold to perfumeries, boutiques, department stores, travel retailers and distributors. The operating results and purchase accounting for the Company's Elizabeth Arden Acquisition are presented in the Elizabeth Arden segment.
With the Elizabeth Arden Acquisition, the Company expects to benefit from greater scale, an expanded global footprint, and with the addition of Elizabeth Arden’s growing prestige fragrances, skin care and color cosmetics, a significant presence across all major beauty channels and categories.  The combination will leverage the Company’s scale across major vendors and manufacturing partners, improving distribution and procurement efficiencies. Upon closing the Elizabeth Arden Acquisition the Company disclosed that it expected to achieve approximately $140 million of synergies and cost reductions over a multi-year period through the elimination of duplicative activities, leveraging purchasing scale, and optimizing the manufacturing and distribution networks of the combined company.  The Company anticipates achieving these expected synergies and cost reductions. Other expected strategic benefits from the Elizabeth Arden Acquisition include:

•
Expanded Category Mix: The Company’s strength and expertise in color cosmetics, hair care, men’s grooming, anti-perspirants, deodorants and beauty tools are complemented by the addition of Elizabeth Arden’s world-class portfolio of licensed prestige fragrances and the internationally recognized line of Elizabeth Arden-branded prestige fragrance, skin care and color cosmetics products, which are highly profitable categories that the Company believes are key to future industry growth;

•
Channel Diversification: Elizabeth Arden’s strong global reach in prestige distribution and travel retail complement Revlon’s strength in mass and salons, strongly positioning the combined company in all key beauty channels; and

•
Broader Geographic Footprint: Post-acquisition the combined company now markets and distributes its products in approximately 150 countries. With Elizabeth Arden’s presence in important international growth regions, including Asia Pacific, the combined company will be better positioned to compete globally.

The operating results and purchase accounting for the Company's Elizabeth Arden Acquisition are presented in the Elizabeth Arden reporting segment. Refer to Note 2, "Business Combinations," to the Unaudited Consolidated Financial Statements in this Form 10-Q for further details related to the Elizabeth Arden Acquisition.
The Other segment primarily includes the operating results of the CBBeauty Group and certain of its related entities, which the Company acquired in April 2015 (collectively "CBB" and such transaction, the "CBB Acquisition"). CBB develops, manufactures, markets and distributes fragrances and other beauty products under a variety of celebrity, lifestyle and fashion brands licensed from third parties, principally through department stores and selective distribution in international territories.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

The Company's Business Strategy
Our strategy is built on three key pillars:

•
Build a Foundation for Sustainable Growth that Outpaces the Industry. The Company will compete in large and fast growing beauty segments and build its portfolio of product offerings in all strategic categories. The Company will further strengthen and diversify our channels of distribution, especially direct to consumer. The Company will strengthen its U.S. business and expand into faster growing territories, with a special focus on Asia.

•
Harness the Power of our Iconic Brand Portfolio to Delight Consumers Wherever and However They Shop for Beauty. The Company will continue to focus on restoring the appeal and aspiration of its flagship brands and invest in them. The Company is advancing its digital and omni-channel capabilities, and is focused on high growth channels, especially E-commerce. The Company intends to continue to win in traditional channels, while expanding its combined reach in to travel retail.

•
Develop a Cost Structure to Deliver World Class Profitability. The Company will continue to improve its operating performance by strategically allocating investments behind key brands, categories and regions. The Company intends to further improve its category mix and, with the acquisition of Elizabeth Arden, is now capable of shifting toward higher gross margin categories. The Company will continue to rationalize its product portfolio and seek to reduce its product returns, sales markdowns and inventory levels. Through an enhanced new product development processes, the Company will increase its speed to shelf, optimize its resource allocation and shorten new product launch timing.

Overview of Net Sales and Earnings Results
Consolidated net sales in the third quarter of 2016 were $604.8 million, an increase of $133.3 million, or 28.3%, compared to $471.5 million in the third quarter of 2015. Excluding the $8.1 million unfavorable impact of foreign currency fluctuations (referred to herein as “FX,” “XFX” or on an "XFX basis"), consolidated net sales increased on an XFX basis by $141.4 million, or 30.0%, in the third quarter of 2016, compared to the third quarter of 2015. The XFX increase in consolidated net sales in the third quarter of 2016 was primarily driven by a $5.1 million, or 4.5%, increase in Professional segment net sales and the inclusion of $135.2 million of net sales as a result of the Elizabeth Arden Acquisition from and after the September 7, 2016 Acquisition Date.
Consolidated net sales in the first nine months of 2016 were $1,533.3 million, an increase of $140.9 million, or 10.1%, compared to $1,392.4 million in the first nine months of 2015. Excluding the $33.0 million unfavorable FX impact, consolidated net sales on an XFX basis increased by $173.9 million, or 12.5%, in the first nine months of 2016 compared to the first nine months of 2015. The XFX increase in consolidated net sales in the first nine months of 2016 was primarily driven by a $22.6 million, or 2.2%, increase in Consumer segment net sales; an $8.9 million, or 2.5%, increase in Professional segment net sales; a $7.2 million, or 54.5%, increase in Other segment net sales; and the inclusion of $135.2 million of net sales as a result of the Elizabeth Arden Acquisition on and after the September 7, 2016 Acquisition Date.
Consolidated loss from continuing operations, net of taxes, in the third quarter of 2016 was $3.0 million, compared to consolidated income from continuing operations, net of taxes, of $9.4 million in the third quarter of 2015. The $12.4 million decrease in the third quarter of 2016 was primarily due to:

•
$41.7 million of higher selling, general and administrative ("SG&A") expenses, primarily driven by the inclusion of the SG&A expenses as a result of the Elizabeth Arden Acquisition, commencing on and after the Acquisition Date;

•	$32.9 million increase in acquisition and integration costs, primarily related to the Elizabeth Arden Acquisition;

•
a $16.9 million aggregate loss on the early extinguishment of debt recognized in the third quarter of 2016 as a result of the complete refinancing of the 2011 Term Loan and Acquisition Term Loan in connection with the Elizabeth Arden Acquisition; and

•
a $5.9 million increase in interest expense during the third quarter of 2016 as a result of the debt related transactions completed in connection with the Elizabeth Arden Acquisition, as discussed in Recent Events below;

with the foregoing partially offset by:

•
$57.7 million of higher gross profit in the third quarter of 2016, primarily due to the inclusion of gross profit as a result of the Elizabeth Arden Acquisition, commencing on the Acquisition Date; and

•
a $25.1 million decrease in the provision for income taxes recognized in the third quarter of 2016, primarily due to lower pretax income, the phasing of the recognition of income taxes and the relatively favorable impact of certain discrete items that did not reoccur in the third quarter of 2016.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Consolidated income from continuing operations, net of taxes, in the first nine months of 2016 was $21.4 million, compared to $37.6 million of consolidated income from continuing operations, net of taxes, in the first nine months of 2015. The $16.2 million decrease in consolidated income from continuing operations, net of taxes in the first nine months of 2016 was primarily due to:

•	$40.5 million of higher SG&A expenses, primarily driven by the inclusion of the SG&A expenses as a result of the Elizabeth Arden Acquisition, commencing on and after the Acquisition Date;

•	$33.0 million increase in acquisition and integration costs, primarily related to the Elizabeth Arden Acquisition;

•
a $16.9 million aggregate loss on the early extinguishment of debt recognized in the third quarter of 2016 as a result of the complete refinancing of the 2011 Term Loan and Acquisition Term Loan in connection with the Elizabeth Arden Acquisition; and

•
a $7.3 million increase in interest expense during the first nine months of 2016 primarily as a result of the debt related transactions completed during the third quarter of 2016 in connection with the Elizabeth Arden Acquisition, as discussed below;

with the foregoing partially offset by:

•
$43.5 million of higher gross profit in the first nine months of 2016, primarily due to the inclusion of gross profit as a result of the Elizabeth Arden Acquisition, commencing on and after the Acquisition Date, partially offset by lower gross profit within the Consumer segment; and

•
a $38.2 million decrease in the provision for income taxes recognized in the first nine months of 2016, primarily due to lower pretax income, the phasing of the recognition of income taxes and the relatively favorable impact of certain discrete items that did not reoccur in the first nine months of 2016.

These items are discussed in more detail within "Results of Operations" below.

Recent Events
Acquisition of Elizabeth Arden
On the September 7, 2016 Acquisition Date, the Company completed the Elizabeth Arden Acquisition. Elizabeth Arden is a global prestige beauty products company with an iconic portfolio of brands that are highly complementary to the Company's existing brand portfolio and are sold worldwide. In North America, Elizabeth Arden’s principal customers include prestige retailers, the mass retail channel and distributors, as well as direct sales to consumers via its branded retail outlet stores and e-commerce business. Elizabeth Arden products are also sold through the Elizabeth Arden Red Door Spa beauty salons and spas. Internationally, Elizabeth Arden’s portfolio of owned and licensed brands is sold to perfumeries, boutiques, department stores, travel retailers and distributors. The operating results and purchase accounting for the Company's Elizabeth Arden Acquisition are presented in the Elizabeth Arden reporting segment. Refer to Note 2, "Business Combinations," to the Unaudited Consolidated Financial Statements in this Form 10-Q for further details related to the Elizabeth Arden Acquisition.

The operating results and purchase accounting for the Company's Elizabeth Arden Acquisition are presented in the Elizabeth Arden reporting segment.
2016 Debt Related Transactions
During the third quarter of 2016, Products Corporation completed several debt transactions in connection with the issuance of its 6.25% Senior Notes and Amended Credit Agreements. See "Part 1, Item 1 - Business" in this Form 10-K for a summary of these debt transactions and “Financial Condition, Liquidity and Capital Resources – Long-Term Debt Instruments” for further discussion of these debt transactions.
In connection with and substantially concurrently with the closing of the Elizabeth Arden Acquisition, Products Corporation entered into: (i) a 7-year $1,800.0 million senior secured term loan facility (the “2016 Term Loan Facility” and such agreement being the “2016 Term Loan Agreement”); and (ii) a 5-year $400.0 million senior secured asset-based revolving credit facility (the “2016 Revolving Credit Facility” and such agreement being the “2016 Revolving Credit Agreement” and such facility, together with the 2016 Term Loan Facility, the “Senior Facilities”). Products Corporation also completed the issuance of $450.0 million aggregate principal amount of 6.25% Senior Notes due 2024 (the “6.25% Senior Notes”).  Refer to Note 8, "Long-Term Debt," to the Unaudited Consolidated Financial Statements in this Form 10-Q for further details related to these debt transactions.
On February 29, 2016, Products Corporation prepaid $23.2 million of indebtedness, representing 50% of its 2015 “excess

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

cash flow” as defined under the then existing Amended Term Loan Agreement, in accordance with the terms of its Amended Term Loan Facility. The prepayment was applied on a ratable basis between the principal amounts outstanding under the 2011 Term Loan and the Acquisition Term Loan. The amount of the prepayment that was applied to the 2011 Term Loan reduced the principal amount outstanding by $11.5 million to $651.4 million (as all amortization payments under the 2011 Term Loan had been paid). The $11.7 million that was applied to the Acquisition Term Loan reduced Products Corporation's future annual amortization payments under the Acquisition Term Loan on a ratable basis from $6.9 million prior to the prepayment to $6.8 million after giving effect to the prepayment and through its maturity on October 8, 2019.
Acquisition of Cutex International
On May 31, 2106 (the “Cutex International Acquisition Date”), the Company completed the acquisition of certain international Cutex businesses ("Cutex International") from Coty Inc. (the "Cutex International Acquisition"), which primarily operate in Australia and the U.K., and related assets for total cash consideration of $29.1 million. Following the Company's October 2015 acquisition of the Cutex business and related assets in the U.S., the Cutex International Acquisition completes the Company's global consolidation of the Cutex brand and enhances and complements the Company's existing brand portfolio of nail care products. The Cutex International results of operations are included in the Company’s Consolidated Financial Statements commencing on the Cutex International Acquisition Date. Pro forma results of operations have not been presented, as the impact of the Cutex International Acquisition on the Company’s consolidated financial results is not material. See Note 2, "Business Combinations," to the Unaudited Consolidated Financial Statements in this Form 10-Q for further details related to the Cutex International Acquisition.

Operating Segments
The Company operates in four reporting segments: the consumer division (“Consumer”); the professional division (“Professional”); Elizabeth Arden; and Other:

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

•
The Elizabeth Arden segment includes the operating results of the Elizabeth Arden business and related purchase accounting for the Company's September 2016 Elizabeth Arden Acquisition. Elizabeth Arden is a global prestige beauty products company with an iconic portfolio of prestige fragrance, skincare and cosmetic brands, which includes the Elizabeth Arden skin care brands, color cosmetics and fragrances; designer fragrances such as Juicy Couture and John Varvatos; heritage fragrances such as Curve, Elizabeth Taylor, Britney Spears and Christina Aguilera; and various celebrity fragrances.

•
The Other segment primarily includes the operating results of the CBBeauty Group and certain of its related entities, which the Company acquired in April 2015 (collectively "CBB" and such transaction, the "CBB Acquisition"). CBB develops, manufactures, markets and distributes fragrances and other beauty products under various celebrity, lifestyle and fashion brands licensed from third parties, principally through department stores and selective distribution in international territories.

Results of Operations

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

In the tables below, all amounts are in millions and numbers in parentheses ( ) denote unfavorable variances.
Consolidated Net Sales:
Third quarter results:
Consolidated net sales in the third quarter of 2016 were $604.8 million, an increase of $133.3 million, or 28.3%, as compared to $471.5 million in the third quarter of 2015. Excluding the $8.1 million unfavorable FX impact, consolidated net sales on an XFX basis increased by $141.4 million, or 30.0%, during the third quarter of 2016.
Year-to-date results:
Consolidated net sales in the first nine months of 2016 were $1,533.3 million, a $140.9 million increase, or 10.1%, as compared to $1,392.4 million in the first nine months of 2015. Excluding the $33.0 million unfavorable FX impact, consolidated net sales increased on an XFX basis by $173.9 million, or 12.5%, during the first nine months of 2016.
See "Segment Results" below for further discussion.

Segment Results:
The Company's management evaluates segment profit, which is defined as income from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses, for each of the Company's reportable segments. Segment profit also excludes unallocated corporate expenses and the impact of certain items that are not directly attributable to the segments' underlying operating performance, which includes the impact of: (i) restructuring and related charges; (ii) acquisition and integration costs; (iii) deferred compensation related to the accounting for the CBB Acquisition; (iv) costs of sales resulting from fair value adjustments in the second quarter of 2016 and 2015 related to inventory acquired in the Cutex International Acquisition and the CBB Acquisition, respectively; (v) charges related to the Elizabeth Arden 2016 Business Transformation Program; and (vi) costs of sales resulting from a fair value adjustment to inventory acquired in the Elizabeth Arden Acquisition. Unallocated corporate expenses primarily include general and administrative expenses related to the corporate organization. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. The Company does not have any material inter-segment sales. For a reconciliation of segment profit to income from continuing operations before income taxes, see Note 14, "Segment Data and Related Information" to the Unaudited Consolidated Financial Statements in this Form 10-Q.

The following tables provide a comparative summary of the Company's segment results for the three months ended September 30, 2016 and 2015:

	Net Sales							Segment Profit
	Three Months Ended September 30,			Change		XFX Change (a)		Three Months Ended September 30,		Change		XFX Change (a)
	2016		2015	$	%	$	%	2016	2015	$	%	$	%
Consumer	$342.8		$348.1	$(5.3)	(1.5)%	$0.5	0.1%	$81.0	$86.0	$(5.0)	(5.8)%	$(5.0)	(5.8)%
Professional	118.8		114.5	4.3	3.8%	5.1	4.5%	23.7	23.4	0.3	1.3%	0.3	1.3%
Elizabeth Arden	135.2	—	—	135.2	N.M.	135.2	N.M.	32.5	—	32.5	N.M.	32.5	N.M.
Other	8.0		8.9	(0.9)	(10.1)%	0.6	6.7%	(0.1)	(1.4)	1.3	92.9%	1.3	92.9%
Total	$604.8		$471.5	$133.3	28.3%	$141.4	30.0%	$137.1	$108.0	$29.1	26.9%	$29.1	26.9%
(a) XFX excludes the impact of foreign currency fluctuations.

The following tables provide a comparative summary of the Company's segment results for the nine months ended September 30, 2016 and 2015:

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

	Net Sales							Segment Profit
	Nine Months Ended September 30,			Change		XFX Change (a)		Nine Months Ended September 30,		Change		XFX Change (a)
	2016		2015	$	%	$	%	2016	2015	$	%	$	%
Consumer	$1,022.3		$1,027.1	$(4.8)	(0.5)%	$22.6	2.2%	$220.4	$232.0	$(11.6)	(5.0)%	$(10.0)	(4.3)%
Professional	357.2		352.1	5.1	1.4%	8.9	2.5%	73.4	76.9	(3.5)	(4.6)%	(3.5)	(4.6)%
Elizabeth Arden	135.2	—	—	135.2	N.M.	135.2	N.M.	32.5	—	32.5	N.M.	32.5	N.M.
Other	18.6		13.2	5.4	40.9%	7.2	54.5%	$(0.9)	$(1.2)	0.3	25.0%	0.4	33.3%
Total	$1,533.3		$1,392.4	$140.9	10.1%	$173.9	12.5%	$325.4	$307.7	$17.7	5.8%	$19.4	6.3%
(a) XFX excludes the impact of foreign currency fluctuations.

Consumer Segment
Third quarter results:
Consumer segment net sales in the third quarter of 2016 were $342.8 million, a $5.3 million decrease, or 1.5%, compared to $348.1 million in the third quarter of 2015. Excluding the $5.8 million unfavorable FX impact, total Consumer net sales increased on an XFX basis by $0.5 million, or 0.1%, in the third quarter of 2016, compared to the third quarter of 2015. This increase was primarily driven by incremental net sales from completing the global consolidation of the Cutex brand, as well as higher net sales of Revlon beauty tools and Revlon color cosmetics, mostly offset by lower net sales of SinfulColors color cosmetics.
Consumer segment profit in the third quarter of 2016 was $81.0 million, a $5.0 million decrease, or 5.8%, compared to $86.0 million in the third quarter of 2015, primarily resulting from the absence in 2016 of a gain related the sale of a non-core consumer brand that was completed in the third quarter of 2015. This decrease was primarily driven by the unfavorable impact of FX transaction within cost of sales, partially offset by a decrease in brand support on lower performing brands.
Year-to-date results:
Consumer segment net sales in the first nine months of 2016 were $1,022.3 million, a $4.8 million decrease, or 0.5%, compared to $1,027.1 million in the first nine months of 2015. Excluding the $27.4 million unfavorable FX impact, total Consumer net sales increased on an XFX basis by $22.6 million, or 2.2%, in the first nine months of 2016, compared to the first nine months of 2015. This increase was primarily driven by higher net sales of Cutex nail products, Mitchum anti-perspirant deodorant products, Revlon beauty tools and Revlon color cosmetics, partially offset by lower net sales of Almay color cosmetics.
Consumer segment profit in the first nine months of 2016 was $220.4 million, a $11.6 million decrease, or 5.0%, compared to $232.0 million in the first nine months of 2015. Excluding the $1.6 million unfavorable FX impact, Consumer segment profit decreased on an XFX basis by $10.0 million, or 4.3%, in the first nine months of 2016, compared to the first nine months of 2015. This decrease was primarily driven by lower gross profit as a result of higher promotional allowances, the unfavorable impact of product mix and the impact of foreign currency transaction within cost of sales, partially offset by a decrease in brand support on lower performing brands.

Professional Segment
Third quarter results:
Professional segment net sales in the third quarter of 2016 were $118.8 million, a $4.3 million increase, or 3.8%, compared to $114.5 million in the third quarter of 2015. Excluding the $0.8 million unfavorable FX impact, total Professional net sales increased on an XFX basis by $5.1 million in the third quarter of 2016, compared to the third quarter of 2015. This increase was primarily due to higher net sales of Revlon Professional hair products, in part as a result of the launch of Revlon Professional Be Fabulous and American Crew men’s grooming products throughout most territories, partially offset by lower net sales of CND nail products.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Professional segment profit in the third quarter of 2016 was $23.7 million, a $0.3 million increase, or 1.3%, compared to $23.4 million in the third quarter of 2015, primarily driven by higher net sales internationally, partially offset by higher brand support in the third quarter of 2016.
Year-to-date results:
Professional segment net sales in the first nine months of 2016 were $357.2 million, a $5.1 million increase, or 1.4%, compared to $352.1 million in the first nine months of 2015. Excluding the $3.8 million unfavorable FX impact, total Professional net sales increased on an XFX basis by $8.9 million in the first nine months of 2016, compared to the first nine months of 2015. This increase was primarily as a result of higher net sales of Revlon Professional hair products and American Crew men’s grooming products, partially offset by lower net sales of CND nail products within the International and North America regions.
Professional segment profit in the first nine months of 2016 was $73.4 million, a $3.5 million decrease, or 4.6%, compared to $76.9 million in the first nine months of 2015, primarily driven by higher net sales internationally, partially offset by higher brand support in the first nine months of 2016.

Elizabeth Arden Segment
Third quarter and Year-to-date results:
The Elizabeth Arden segment is comprised of the operations acquired by the Company in the Elizabeth Arden Acquisition which closed on the September 7, 2016 Acquisition Date. Therefore, an analysis of net sales and segment profit for the Elizabeth Arden segment for the third quarter and first nine months of 2016 is not included in this Form 10-Q, as the Company does not have any comparable prior year's net sales or segment profit for the Elizabeth Arden segment.
Elizabeth Arden operations have historically been seasonal, with higher net sales generally occurring in the second half of the year as a result of increased demand by retailers in anticipation of and during the holiday season. As a result, the operating results of the Elizabeth Arden segment following the Acquisition Date include the effects of seasonality.

Other Segment
Third quarter results:
Other segment net sales in the third quarter of 2016 were $8.0 million, a $0.9 million decrease, or 10.1%, compared to $8.9 million in the third quarter of 2015. Excluding the $1.5 million unfavorable FX impact, total Other segment net sales increased on an XFX basis by $0.6 million, or 6.7%, in the third quarter of 2016, primarily due to net sales associated with newly-acquired distribution rights in Europe.
Other segment loss in the third quarter of 2016 was $0.1 million, a $1.3 million decrease, or 92.9%, compared to $1.4 million in the third quarter of 2015. The decrease in Other segment loss was primarily driven by higher net sales and lower brand support.
Year-to-date results:
Other segment net sales in the first nine months of 2016 were $18.6 million, a $5.4 million increase, or 40.9%, compared to $13.2 million in the first nine months of 2015. Excluding the $1.8 million unfavorable FX impact, total Other segment net sales increased on an XFX basis by $7.2 million, or 54.5%, in the first nine months of 2016, compared to the first nine months of 2015. This increase was primarily driven by there being no comparable results for the first nine months of 2015, as the CBB Acquisition closed on April 21, 2015.
Other segment loss in the first nine months of 2016 was $0.9 million, a $0.3 million decrease, or 25.0%, compared to $1.2 million in the first nine months of 2015. This decrease was primarily driven by there being no comparable results for the first nine months of 2015, as the CBB Acquisition closed on April 21, 2015, and higher net sales.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Geographic Results:
In connection with changes that the organization made to its management reporting structure following the Elizabeth Arden Acquisition, beginning with the third quarter of 2016, the Company has combined its former U.S., Canada and Puerto Rico operating regions into the North America region for reporting purposes. The Company has modified its net sales discussion to conform to management's procedures for reviewing the business, and, accordingly, the amounts for the third quarter of 2015 and for the first nine months of 2015 have been restated to conform to this presentation.
The following tables provide a comparative summary of the Company's net sales by region for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Change		XFX Change (a)
	2016	2015	$	%	$	%
Consumer
North America	$210.8	$222.5	$(11.7)	(5.3)%	$(11.7)	(5.3)%
International	132.0	125.6	6.4	5.1%	12.2	9.7%
Professional
North America	$51.9	$50.8	$1.1	2.2%	$1.1	2.2%
International	66.9	63.7	3.2	5.0%	4.0	6.3%
Elizabeth Arden
North America	$87.6	$—	$87.6	N.M.	$87.6	N.M.
International	$47.6	$—	$47.6	N.M.	$47.6	N.M.
Other
North America	$—	$—	$—	—%	$—	—%
International	8.0	8.9	(0.9)	(10.1)%	0.6	6.7%
Total Net Sales	$604.8	$471.5	$133.3	28.3%	$141.4	30.0%
(a) XFX excludes the impact of foreign currency fluctuations.
The following tables provide a comparative summary of the Company's net sales by region for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,		Change		XFX Change (a)
	2016	2015	$	%	$	%
Consumer
North America	$656.7	$673.4	$(16.7)	(2.5)%	$(14.7)	(2.2)%
International	365.6	353.7	11.9	3.4%	37.3	10.5%
Professional
North America	$154.3	$152.4	$1.9	1.2%	$2.7	1.8%
International	202.9	199.7	3.2	1.6%	6.2	3.1%
Elizabeth Arden
North America	$87.6	$—	$87.6	N.M.	$87.6	N.M.
International	47.6	—	$47.6	N.M.	$47.6	N.M.
Other
North America	$—	$—	$—	—%	$—	—%
International	18.6	13.2	5.4	40.9%	7.2	54.5%
Total Net Sales	$1,533.3	$1,392.4	$140.9	10.1%	$173.9	12.5%
(a) XFX excludes the impact of foreign currency fluctuations.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Consumer Segment
Third quarter results:
North America
In the Consumer segment, North America net sales in the third quarter of 2016 decreased by $11.7 million, or 5.3%, to $210.8 million, as compared to $222.5 million in the third quarter of 2015. This decrease was primarily driven by softening market conditions in core categories that impacted Revlon color cosmetics and SinfulColors color cosmetics. These decreases were partially offset by incremental net sales as a result of completing the global consolidation of the Cutex brand, as well as higher net sales of Revlon beauty tools.
International
In the Consumer segment, International net sales in the third quarter of 2016 increased by $6.4 million, or 5.1%, to $132.0 million, as compared to $125.6 million in the third quarter of 2015. Excluding the $5.8 million unfavorable FX impact, International net sales increased on an XFX basis by $12.2 million, or 9.7%, in the third quarter of 2016, as compared to the third quarter of 2015. This increase was primarily driven by higher net sales of Revlon color cosmetics, Revlon ColorSilk hair color and Cutex nail products. From a geographic perspective, the increase in International net sales was mainly attributable to higher net sales in Argentina, the U.K. and Mexico.
Year-to-date results:
North America
In the Consumer segment, North America net sales in the first nine months of 2016 decreased by $16.7 million, or 2.5%, to $656.7 million, as compared to $673.4 million in the first nine months of 2015. Excluding the $2.0 million unfavorable FX impact, Consumer segment net sales in North America decreased on an XFX basis by $14.7 million, or 2.2%, in the first nine months of 2016, compared to the first nine months of 2015. This decrease was primarily driven by lower net sales of Revlon color cosmetics, Almay color cosmetics and Revlon Colorsilk hair color, partially offset by higher net sales of Cutex nail products and Revlon beauty tools.
International
In the Consumer segment, International net sales in the first nine months of 2016 increased by $11.9 million, or 3.4%, to $365.6 million, as compared to $353.7 million in the first nine months of 2015. Excluding the $25.4 million unfavorable FX impact, Consumer segment International net sales increased on an XFX basis by $37.3 million, or 10.5%, in the first nine months of 2016, compared to the first nine months of 2015. This increase was primarily driven by higher net sales of Revlon color cosmetics, Revlon ColorSilk hair color, Cutex nail products and Mitchum anti-perspirant deodorant products. From a geographic perspective, the increase in International net sales was mainly driven by higher net sales in Argentina, the U.K., Mexico and Japan.

Professional Segment
Third quarter results:
North America
In the Professional segment, North America net sales in the third quarter of 2016 increased by $1.1 million, or 2.2%, to $51.9 million, as compared to $50.8 million in the third quarter of 2015. This increase was primarily driven by higher net sales of American Crew men’s grooming products as a result of the Elvis branded marketing campaign.
International
In the Professional segment, International net sales in the third quarter of 2016 increased by $3.2 million, or 5.0%, to $66.9 million, as compared to $63.7 million in the third quarter of 2015. Excluding the $0.8 million unfavorable FX impact, Professional segment International net sales increased on an XFX basis by $4.0 million, or 6.3%, in the third quarter of 2016, compared to the third quarter of 2015. This increase was primarily due to higher net sales of Revlon Professional hair products, in part due to due to the launch of Revlon Professional Be Fabulous, as well as an increase in net sales of American Crew men’s grooming products throughout most of the International region, partially offset by lower net sales of CND nail products, primarily in Russia.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Year-to-date results:
North America
In the Professional segment, North America net sales in the first nine months of 2016 increased by $1.9 million, or 1.2%, to $154.3 million, as compared to $152.4 million in the first nine months of 2015. Excluding the $0.8 million unfavorable FX impact, Professional segment net sales in North America increased on an XFX basis by $2.7 million, or 1.8%, in the first nine months of 2016, compared to the first nine months of 2015. This increase was primarily driven by higher net sales of Creme of Nature multi-cultural hair products and American Crew men's grooming products, partially offset by lower net sales of CND nail products.
International
In the Professional segment, International net sales in the first nine months of 2016 increased by $3.2 million, or 1.6%, to $202.9 million, as compared to $199.7 million in the first nine months of 2015. Excluding the $3.0 million unfavorable FX impact, Professional segment International net sales increased by $6.2 million, or 3.1%, in the first nine months of 2016, compared to the first nine months of 2015. This increase was primarily due to higher net sales of Revlon Professional hair products and American Crew men's grooming products throughout the International region, partially offset by lower net sales of CND nail products, primarily in Russia.

Elizabeth Arden Segment
Third quarter and Year-to-date results:
The Elizabeth Arden segment is comprised of the operations acquired by the Company in the Elizabeth Arden Acquisition which closed on the September 7, 2016 Acquisition Date. Therefore, an analysis of net sales and segment profit for the Elizabeth Arden segment for the third quarter and first nine months of 2016 is not included in this Form 10-Q, as the Company does not have any comparable prior year's net sales or segment profit for the Elizabeth Arden segment.
Elizabeth Arden operations have historically been seasonal, with higher net sales generally occurring in the second half of calendar the year as a result of increased demand by retailers in anticipation of and during the holiday season. As a result, the operating results of the Elizabeth Arden segment following the Acquisition Date include the effects of seasonality.

Other Segment
Third quarter results:
North America
The Other segment primarily operates within the International region. As a result, an analysis of net sales in the North America region for the Other segment is not included in this Form 10-Q.
International
In the Other segment, net sales during the third quarter of 2016 decreased by $0.9 million, or 10.1%, to $8.0 million, as compared to $8.9 million in the third quarter of 2015. Excluding the $1.5 million unfavorable FX impact, Other segment net sales increased on an XFX basis by $0.6 million, or 6.7%, in the third quarter of 2016. This increase was primarily driven by higher net sales associated with newly-acquired distribution rights in Europe.
Year-to-date results:
North America
The Other segment primarily operations within the International region. As a result, an analysis of net sales in the North America region for the Other segment is not included in this Form 10-Q.
International
In the Other segment, net sales during the first nine months of 2016 increased by $5.4 million, or 40.9%, to $18.6 million, as compared to $13.2 million in the first nine months of 2015. Excluding the $1.8 million unfavorable FX impact, Other segment net sales increased on an XFX basis by $7.2 million, or 54.5%, in the first nine months of 2016. This increase was primarily driven by there being no comparable results for the full first nine months of 2015, as the CBB Acquisition closed on April 21, 2015 and higher net sales associated with newly-acquired distribution rights in Europe.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Gross profit:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Gross profit	$361.4	$303.7	$57.7	$964.5	$921.0	$43.5
Percentage of net sales	59.8%	64.4%	(4.7)%	62.9%	66.1%	(3.2)%
Gross profit increased $57.7 million in the third quarter of 2016, as compared to the third quarter of 2015. Gross profit decreased as a percentage of net sales by 4.7 percentage points in the third quarter of 2016, as compared to the third quarter of 2015. The drivers of the increase in gross profit in the third quarter of 2016, as compared to the third quarter 2015, primarily included:

•
the inclusion of gross profit from the Elizabeth Arden Acquisition, which increased gross profit by $64.7 million, however decreased gross profit as a percentage of net sales by 3.4 percentage points; and

•	favorable volume, which increased gross profit by $4.3 million, with no impact on gross profit as a percentage of net sales;
with the foregoing partially offset by:

•	unfavorable foreign currency fluctuations, which decreased gross profit by $7.3 million and decreased gross profit as a percentage of net sales by 0.8 percentage points;

•	unfavorable product mix, which decreased gross profit by $6.5 million and decreased gross profit as a percentage of net sales by 0.7 percentage points; and

•	higher promotional allowances, which decreased gross profit by $2.5 million and decreased gross profit as a percentage of net sales by 0.3 percentage points.
Gross profit increased $43.5 million in the first nine months of 2016, as compared to the first nine months of 2015. Gross profit decreased as a percentage of net sales by 3.2 percentage points in the first nine months of 2016, as compared to the first nine months of 2015. The drivers of the increase in gross profit in the first nine months of 2016, as compared to the first nine months 2015, primarily included:

•
the inclusion of gross profit from the Elizabeth Arden Acquisition, which increased gross profit by $64.7 million, however decreased gross profit as a percentage of net sales by 1.5 percentage points; and

•	favorable volume, which increased gross profit by $31.9 million, with no impact on gross profit as a percentage of net sales;
with the foregoing partially offset by:

•	unfavorable foreign currency fluctuations, which decreased gross profit by $26.8 million and decreased gross profit as a percentage of net sales by 0.9 percentage points;

•	higher promotional allowances, which decreased gross profit by $14.8 million and decreased gross profit as a percentage of net sales by 0.5 percentage points; and

•	unfavorable product mix, which decreased gross profit by $11.4 million and decreased gross profit as a percentage of net sales by 0.4 percentage points.

SG&A expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
SG&A expenses	$283.4	$241.7	$41.7	$786.0	$745.5	$40.5

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

SG&A expenses increased by $41.7 million in the third quarter of 2016, as compared to the third quarter of 2015, primarily driven by:

•
the inclusion of SG&A expenses in the Elizabeth Arden segment as a result of the Elizabeth Arden Acquisition, commencing on and after the Acquisition Date, which contributed $36.6 million to the increase in SG&A expenses; and

•	a $3.5 million gain related to the sale of certain non-core assets that was recognized in the third quarter of 2015;
with the foregoing partially offset by:

•	$3.2 million of favorable FX impacts.
SG&A expenses increased by $40.5 million in the first nine months of 2016, as compared to the first nine months of 2015, primarily driven by:

•
the inclusion of SG&A expenses in the Elizabeth Arden segment as a result of the Elizabeth Arden Acquisition, commencing on and after the Acquisition Date, which contributed $36.6 million to the increase in SG&A expenses; and

•
$21.0 million of higher general and administrative expenses in 2016, primarily due to higher compensation due to changes in senior executive management, higher professional and legal fees and a total of $6.5 million in gains recognized in the first nine months of 2015 related to the sales of certain non-core assets, partially offset by lower severance;

with the foregoing partially offset by:

•	$15.3 million of favorable FX impacts; and

•	a $10.8 million decrease in brand support expenses for lower performing brands, primarily within the Consumer segment.

Acquisition and Integration Costs:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Acquisition and integration costs	$33.5	$0.6	$32.9	$39.5	$6.5	$33.0
The acquisition and integration costs for the three and nine months ended September 30, 2016 are summarized in the table presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Acquisition Costs	$13.4	$0.3	$19.4	$5.0
Integration Costs	20.1	0.3	20.1	1.5
Total acquisition and integration costs	$33.5	$0.6	$39.5	$6.5
The Company incurred $33.5 million of acquisition and integration costs in the third quarter of 2016, primarily related to the Elizabeth Arden Acquisition. In the third quarter of 2015, the Company incurred $0.6 million of acquisition and integration costs primarily related to legal and consulting fees related to the CBB Acquisition.
The Company incurred $39.5 million of acquisition and integration costs in the first nine months of 2016, primarily related to the Elizabeth Arden Acquisition. In the first nine months of 2015, the Company incurred $6.5 million of acquisition and integration costs primarily related to non-restructuring integration costs related to the Company's integration of Colomer's operations into the Company's business.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Restructuring charges and other, net:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Restructuring charges and other, net	$0.5	$4.0	$(3.5)	$2.3	$0.9	$1.4
The Company recognized $0.5 million of restructuring charges and other, net, during the third quarter of 2016, primarily related to charges for employee-related costs incurred in connection with the 2015 Efficiency Program, as compared to $4.0 million of estimated restructuring costs recognized during the third quarter of 2015, which primarily related to charges for employee-related costs incurred in connection with the 2015 Efficiency Program.
The Company recognized $2.3 million of restructuring charges and other, net, for the first nine months of 2016, primarily related to charges for employee-related costs incurred in connection with the 2015 Efficiency Program, as compared to $0.9 million of estimated restructuring costs recognized during the first nine months of 2015, which primarily related to charges for employee-related costs incurred in connection with the 2015 Efficiency Program, offset by certain reductions in estimated restructuring costs.
The Company expects to achieve approximately $9 million in cost reductions during 2016 from the 2015 Efficiency Program and annualized cost reductions thereafter are expected to be approximately $10 million to $15 million.
See Note 3, "Restructuring Charges" to the Unaudited Consolidated Financial Statements in this Form 10-Q for further discussion.

Interest expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Interest expense	$27.4	$21.5	$5.9	$69.3	$62.0	$7.3

The $5.9 million and $7.3 million increase in interest expense in the third quarter and first nine months of 2016, compared to the third quarter and first nine months of 2015, respectively, was primarily due to higher average debt outstanding and higher weighted average borrowing rates as a result of the debt transactions completed in connection with the Elizabeth Arden Acquisition.
Refer to “Financial Condition, Liquidity and Capital Resources – Long-Term Debt Instruments” for further discussion.

Loss on early extinguishment of debt:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Loss on early extinguishment of debt	$16.9	$—	$16.9	$16.9	$—	$16.9

The Company recognized a $16.9 million aggregate loss on the early extinguishment of debt during the third quarter of 2016, primarily due to approximately $6.0 million of fees and expenses that were expensed as incurred in connection with entering into the Senior Facilities, as well as the write-off of $10.9 million of unamortized debt discount and deferred financing fees previously capitalized in connection with the repayment of the 2011 Term Loan and the Acquisition Term Loan.
Refer to “Financial Condition, Liquidity and Capital Resources – Long-Term Debt Instruments” for further discussion.

Foreign currency (gains) losses, net:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Foreign currency losses (gains), net	$1.2	$(0.7)	$1.9	$6.3	$7.3	$(1.0)

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

The Company recognized $1.2 million of foreign currency losses, net, during the third quarter of 2016, as compared to $0.7 million of foreign currency gains, net, during the third quarter of 2015, primarily driven by the net unfavorable impact of the revaluation of certain U.S. Dollar denominated intercompany payables and foreign currency denominated receivables during the third quarter of 2016, as compared to net gains primarily driven by the Company’s foreign currency forward exchange contracts during the third quarter of 2015.
The $1.0 million decrease in foreign currency losses, net, during the first nine months of 2016, as compared to the first nine months of 2015, was primarily driven by the net favorable impact of the revaluation of certain U.S. Dollar denominated intercompany payables and foreign currency denominated receivables, offset in part by the unfavorable impact of losses on the Company’s foreign currency forward exchange contracts during the first nine months of 2016, as compared to gains on the Company’s foreign currency forward exchange contracts during the first nine months of 2015.

Provision for income taxes:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Provision for income taxes	$0.4	$25.5	$(25.1)	$18.3	$56.5	$(38.2)

The provision for income taxes decreased by $25.1 million in the third quarter of 2016, compared to the third quarter of 2015, primarily due to lower pre-tax income and the phasing of the recognition of income taxes, as well as the favorable impact of certain discrete items realized in the third quarter of 2015 that did not reoccur in the third quarter of 2016.
The provision for income taxes decreased by $38.2 million in the first nine months of 2016, compared to the first nine months of 2015, primarily due to lower pre-tax income and the phasing of the recognition of income taxes, as well as the favorable impact of certain discrete items realized in the first nine months of 2015 that did not reoccur in the first nine months of 2016.
The Company's effective tax rate for the three months ended September 30, 2016 differed than the 35% federal statutory rate as a result of non-deductible acquisition costs, certain dividends and earnings taxable in the U.S., and state and local taxes, partially offset by the foreign and U.S. effects attributable to operations outside the U.S.
The Company's effective tax rate for the nine months ended September 30, 2016 was higher than the 35% federal statutory rate as a result of certain foreign dividends and earnings taxable in the U.S. and state and local taxes.
The Company expects that its tax provision and effective tax rate in any individual quarter and year-to-date period will vary and may not be indicative of the Company's tax provision and effective tax rate for the full year.

Financial Condition, Liquidity and Capital Resources
At September 30, 2016, the Company had a liquidity position of $307.2 million, consisting of $99.2 million of cash and cash equivalents, as well as $207.9 million in available borrowings under Products Corporation's $400.0 million 2016 Revolving Credit Facility, based upon the borrowing base of $300.0 million, less $10.5 million of outstanding undrawn letters of credit, $16.2 million of outstanding checks and $65.4 million of borrowings outstanding under the 2016 Revolving Credit Facility at such date.
The Company’s foreign operations held $97.0 million out of the total $99.2 million in cash and cash equivalents (net of any outstanding checks) as of September 30, 2016.  The cash held by the Company’s foreign operations is primarily used to fund such operations. The Company regularly assesses its cash needs and the available sources of cash to fund these needs. As part of this assessment, the Company determines the amount of foreign earnings, if any, that it intends to repatriate to help fund its domestic cash needs, including for the Company’s debt service obligations, and pays applicable U.S. income and foreign withholding taxes, if any, on such earnings to the extent repatriated, and otherwise records a tax liability for the estimated cost of repatriation in a future period. The Company believes that the cash generated by its domestic operations and availability under the 2016 Revolving Credit Facility and other permitted lines of credit should be sufficient to meet its domestic liquidity needs for at least the next 12 months. Therefore, the Company currently anticipates that restrictions and/or taxes on repatriation of foreign earnings will not have a material effect on the Company’s liquidity during such period.

Changes in Cash Flows
At September 30, 2016, the Company had cash and cash equivalents of $99.2 million, compared with $326.9 million at December 31, 2015. The following table summarizes the Company’s cash flows from operating, investing and financing activities for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(73.5)	$(2.6)
Net cash used in investing activities	(1,061.3)	(55.4)
Net cash provided by (used in) financing activities	903.5	(28.4)
Effect of exchange rate changes on cash and cash equivalents	3.6	(7.7)

Operating Activities
Net cash used in operating activities was $73.5 million and $2.6 million for the first nine months of 2016 and 2015, respectively. The increase in cash used in operating activities in the first nine months of 2016, compared to the first nine months of 2015, was primarily driven by the timing of certain accounts payable disbursements at the end of 2015, cash used in operating activities related to the Elizabeth Arden Acquisition and related cash used for acquisition and integration costs.

Investing Activities
Net cash used in investing activities was $1,061.3 million and $55.4 million for the nine months ended September 30, 2016 and 2015, respectively, which included $33.1 million and $27.0 million of cash used for capital expenditures, respectively. Net cash used in investing activities during the first nine months of 2016 included $1,034.3 in cash payments for the Elizabeth Arden Acquisition (partially offset by $41.1 million of cash acquired in the Elizabeth Arden Acquisition) and $29.1 million in cash payments for the May 2016 Cutex International Acquisition, as compared to $34.2 million in cash payments, net of cash acquired, primarily for the Company's April 2015 CBB Acquisition.

Financing Activities
Net cash provided by financing activities was $903.5 million, as compared to net cash used in financing activities of $28.4 million for the nine months ended September 30, 2016 and 2015, respectively.
Net cash provided by financing activities for the first nine months of 2016 primarily included:

•	cash proceeds received in connection with the 2016 Term Loan Facility, in the aggregate principal amount of $1,800.0 million, or $1,791.0 million, net of discounts;

•	cash proceeds received in connection with issuance of the 6.25% Senior Notes, in the aggregate principal amount of $450.0 million; and

•	borrowings under the 2016 Revolving Credit Facility of $65.4 million;
with the foregoing partially offset by:

•	$658.6 million of cash used to repay all of the aggregate principal balance outstanding under Products Corporation’s 2011 Term Loan;

•	$651.4 million of cash used to repay all of the aggregate principal balance outstanding under Products Corporation’s Acquisition Term Loan;

•
(i) $45.0 million of fees incurred in connection with the 2016 Term Loan Facility; (ii) $5.7 million of fees incurred in connection with the 2016 Revolving Credit Facility; and (iii) $10.9 million of fees incurred in connection with Products Corporation's issuance of the 6.25% Senior Notes;

•	a $23.2 million required excess cash flow prepayment made under the Amended Term Loan Facility, as discussed below;

•	$3.4 million of scheduled amortization payments on the Acquisition Term Loan; and

•	a $2.6 million decrease in short-term borrowings and overdraft.
Net cash used in financing activities for the first nine months of 2015 included:

•	a $24.6 million required excess cash flow prepayment made under the Amended Term Loan Facility; and

•	$5.1 million of scheduled amortization payments on the Acquisition Term Loan;
with the foregoing partially offset by:

•	$4.3 million of short-term borrowings and overdraft.

Long-Term Debt Instruments
For further detail regarding Products Corporation's long-term debt instruments, see Note 11, "Long-Term Debt," to the Consolidated Financial Statements in Products Corporation's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission (the "SEC") on February 26, 2015 (the "2015 Form 10-K"), as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources" in Products Corporation's 2015 Form 10-K.

(a) Recent Debt Transactions
In connection with and substantially concurrently with the closing of the Elizabeth Arden Acquisition, Products Corporation entered into: (i) the 7-year $1,800.0 million 2016 Term Loan Facility; and (ii) the 5-year $400.0 million 2016 Revolving Credit Facility. Products Corporation also completed the issuance of $450.0 million aggregate principal amount of the 6.25% Senior Notes due 2024. The proceeds of Products Corporation's 6.25% Senior Notes offering and the 2016 Term Loan Facility, together with approximately $35.0 million of borrowings under the 2016 Revolving Credit Facility and approximately $126.7 million of cash on hand, were used to fund the Elizabeth Arden Acquisition (including: (i) repurchasing the entire $350.0 million aggregate principal amount outstanding of the Elizabeth Arden Existing Senior Notes; (ii) repaying the entire $142.0 million aggregate principal amount of borrowings outstanding as of the Acquisition Date under Elizabeth Arden’s $300.0 million revolving credit facility; (iii) repaying the entire $25.0 million aggregate principal amount of borrowings outstanding as of the Acquisition Date under Elizabeth Arden's second lien credit facility; and (iv) retiring $55.0 million liquidation preference of all of the issued and outstanding 50,000 shares of Elizabeth Arden Preferred Stock, which amount includes a $5.0 million change of control premium) and to completely refinance and repay all of the $651.4 million in aggregate principal balance outstanding under Products Corporation’s 2011 Term Loan due 2017 and all of the $658.6 million in aggregate principal balance outstanding under Products Corporation’s Acquisition Term Loan due 2019. The Company did not incur any material early termination penalties in connection with repaying such facilities.
2016 Term Loan Facility
Principal and Maturity: On the Acquisition Date, Products Corporation entered into the 2016 Term Loan Agreement, for which Citibank, N.A. acts as administrative and collateral agent and which has an initial aggregate principal amount of $1,800.0 million and will mature on the earlier of (x) the seventh anniversary of the Closing Date and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes due 2021 (the “5.75% Senior Notes”) if, on that date (and solely for so long as), (i) any of Products Corporation's 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of the then outstanding 5.75% Senior Notes by at least $200.0 million.  The loans under the 2016 Term Loan Facility were borrowed at an original issue discount of 0.5% to their principal amount. The 2016 Term Loan Facility may be increased by an amount equal to the sum of (x) the greater of $450.0 million and 90% of Products Corporation’s pro forma consolidated EBITDA, plus (y) an unlimited amount to the extent that (1) the first lien leverage ratio (defined as the ratio of Products Corporation’s net senior secured funded debt that is not junior or subordinated to the liens of the Senior Facilities to EBITDA) is less than or equal to 3.5 to 1.0 (for debt secured pari passu with the 2016 Term Loan Facility) or (2) the secured leverage ratio (defined as the ratio of Products Corporation’s net senior secured funded debt to EBITDA) is less than or equal to 4.25 to 1.0 (for junior lien or unsecured debt), plus (z) up to an additional $400.0 million if the 2016 Revolving Credit Facility has been repaid and terminated.

Guarantees and Security: Products Corporation and the restricted subsidiaries under the 2016 Term Loan Facility, which include Products Corporation’s domestic subsidiaries, including Elizabeth Arden and its domestic subsidiaries (collectively, the “Restricted Group”), are subject to the covenants under the 2016 Term Loan Agreement.  The 2016 Term Loan Facility is guaranteed by each existing and future direct or indirect wholly-owned domestic restricted subsidiary of Products Corporation (subject to various exceptions), as well as by Revlon, on a limited recourse basis.  The obligations of Revlon, Products Corporation and the subsidiary guarantors under the 2016 Term Loan Facility are secured by pledges of the equity of Products Corporation held by Revlon and the equity of the Restricted Group held by Products Corporation and each subsidiary guarantor (subject to certain exceptions, including equity of first-tier foreign subsidiaries in excess of 65% of the voting equity interests of such entity) and by substantially all tangible and intangible personal and real property of Products Corporation and the subsidiary guarantors (subject to certain exclusions).  The obligors and guarantors under the 2016 Term Loan Facility and the 2016 Revolving Credit Facility are identical.  The liens securing the 2016 Term Loan Facility on the accounts, inventory, equipment, chattel paper, documents, instruments, deposit accounts, real estate and investment property and general intangibles (other than intellectual property) related thereto (the “Revolving Facility Collateral”) rank second in priority to the liens thereon securing the 2016 Revolving Credit Facility.  The liens securing the 2016 Term Loan Facility on all other property, including capital stock, intellectual property and certain other intangible property (the “Term Loan Collateral”), rank first in priority to the liens thereon securing the 2016 Revolving Credit Facility, while the liens thereon securing the 2016 Revolving Credit Facility rank second in priority to the liens thereon securing the 2016 Term Loan Facility.

Interest and Fees: Interest accrues on term loans under the 2016 Term Loan Facility at a rate per annum of Adjusted LIBOR (which has a floor of 0.75%) plus a margin of 3.50% or an alternate base rate plus a margin of 2.50%, at Products Corporation’s option, and is payable quarterly, at a minimum.  Products Corporation is obligated to pay certain fees and expenses in connection with the 2016 Term Loan Facility.

Affirmative and Negative Covenants: The 2016 Term Loan Agreement contains certain affirmative and negative covenants that, among other things, limit the Restricted Group’s ability to: (i) incur additional debt; (ii) incur liens; (iii) sell, transfer or dispose of assets; (iv) make investments; (v) make dividends and distributions on, or repurchases of, equity; (vi) make prepayments of contractually subordinated or junior lien debt; (vii) enter into certain transactions with their affiliates; (viii) enter into sale-leaseback transactions; (ix) change their lines of business; (x) restrict dividends from their subsidiaries or restrict liens; (xi) change their fiscal year; and (xii) modify the terms of certain debt. The negative covenants are subject to various exceptions, including an “available amount basket” based on 50% of Products Corporation’s cumulative consolidated net income, plus a “starter” basket of $200.0 million, subject to Products Corporation’s compliance with a 5.0 to 1.0 ratio of Products Corporation’s net debt to Consolidated EBITDA (as defined in the 2016 Term Loan Agreement), except such compliance is not required when such baskets are used to make investments. While the 2016 Term Loan Agreement contains certain customary representations, warranties and events of default, it does not contain any financial maintenance covenants.

Prepayments: The 2016 Term Loan Facility is subject to mandatory prepayments from: (i) the net proceeds from the issuance by Products Corporation or any of its restricted subsidiaries of certain additional debt; (ii) commencing with the excess cash flow calculation with respect to fiscal year ending December 31, 2017, 50% of excess cash flow, with step-downs to 25% and 0% upon achievement of certain first lien leverage ratios and reduced by voluntary prepayments of loans under the 2016 Term Loan Facility and revolving loans under the 2016 Revolving Credit Facility to the extent commitments thereunder are permanently reduced; and (iii) asset sale proceeds of certain non-ordinary course asset sales or other dispositions of property that have not been reinvested to the extent in excess of certain minimum amounts. Products Corporation may voluntarily prepay the 2016 Term Loan Facility without premium or penalty unless Products Corporation prepays a term loan within six months after the Closing Date in connection with a repricing transaction (in which case a 1.00% premium is payable).
2016 Revolving Credit Facility
Principal and Maturity: On the Closing Date, Products Corporation entered into the 2016 Revolving Credit Agreement, for which Citibank, N.A. acts as administrative agent and collateral agent. The 2016 Revolving Credit Facility has an initial maximum availability of $400.0 million (with a $100.0 million sublimit for letters of credit and up to $70.0 million available for swing line loans), which availability is subject to the amount of the borrowing base.  The 2016 Revolving Credit Facility may be increased by the greater of (x) $50.0 million and (y) the excess of the borrowing base over the amounts of then-effective commitments.  The 2016 Revolving Credit Facility permits certain non-U.S. subsidiaries to borrow in local currencies. The borrowing base calculation under the 2016 Revolving Credit Facility is based on the sum of: (i) 85% of eligible accounts receivable; (ii) the lesser of 85% of the net orderly liquidation value and a percentage of the value specified in respect of different types of eligible inventory; (iii) qualified restricted cash (capped at $75.0 million); and (iv) a temporary increase amount between August 15 and October 31 of each year, which are collectively subject to certain availability reserves set by the administrative agent. The 2016 Revolving Credit Facility will mature on the earlier of (x) the fifth anniversary of the Closing Date and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes if, on that date (and solely for so long as), (i) any of Products Corporation’s 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of the then outstanding 5.75% Senior Notes by at least $200.0 million.

Guarantees and Security: The Restricted Group under the 2016 Revolving Credit Agreement (which is the same as the Restricted Group under the 2016 Term Loan Agreement) is subject to the covenants under the 2016 Revolving Credit Agreement.  The 2016 Revolving Credit Facility is guaranteed by each existing and future direct or indirect wholly-owned domestic restricted subsidiary of Products Corporation (subject to various exceptions), as well as by Revlon on a limited recourse basis.  The obligations of Revlon, Products Corporation and the subsidiary guarantors under the 2016 Revolving Credit Facility are secured by pledges of the equity of Products Corporation held by Revlon and the equity of Products Corporation’s restricted subsidiaries held by Products Corporation and each subsidiary guarantor (subject to certain exceptions, including equity of first-tier foreign subsidiaries in excess of 65% of the voting equity interests of such entity) and by substantially all tangible and intangible personal and real property of Products Corporation and the subsidiary guarantors (subject to certain exclusions).  The obligors and guarantors under the 2016 Revolving Credit Facility and the 2016 Term Loan Facility are identical.  The liens on the 2016 Revolving Facility Collateral securing the 2016 Revolving Credit Facility rank first in priority to the liens thereon securing the 2016 Term Loan Facility, which rank second in priority on such collateral.  The liens on the Term Loan Collateral securing the 2016 Revolving Credit Facility rank second in priority to the liens thereon securing the 2016 Term Loan Facility, which rank first in priority on such collateral.

Interest and Fees: Interest is payable quarterly and accrues on borrowings under the 2016 Revolving Credit Facility at a rate per annum equal to either: (i) the alternate base rate plus an applicable margin equal to 0.25%, 0.50% or 0.75% depending on the average excess availability (based on the borrowing base as most recently reported by Products Corporation to the administrative agent from time to time); or (ii) the Eurocurrency rate plus an applicable margin equal to 1.25%, 1.50% or 1.75% depending on the average excess availability (based on the borrowing base as most recently reported by Products Corporation to the administrative agent from time to time), at Products Corporation’s option. The applicable margin decreases as average excess availability under the 2016 Revolving Credit Facility increases.  Products Corporation is obligated to pay certain fees and expenses in connection with the 2016 Revolving Credit Facility, including a commitment fee for any unused amounts of 0.25%. Loans under the 2016 Revolving Credit Facility may be prepaid without premium or penalty.

Affirmative and Negative Covenants: The 2016 Revolving Credit Agreement contains affirmative and negative covenants that are similar to those in the 2016 Term Loan Agreement, other than the “available amount basket” (as described above in the description of the 2016 Term Loan Facility); provided, however, under the 2016 Revolving Credit Agreement the Restricted Group will be able to incur unlimited additional junior secured debt and unsecured debt, make unlimited asset sales and dispositions, make unlimited investments and acquisitions, prepay junior debt and make unlimited restricted payments to the extent that certain “payment conditions” for asset-based credit facilities are satisfied.  The 2016 Revolving Credit Agreement contains certain customary representations, warranties and events of default. If Products Corporation’s “Liquidity Amount” (defined in the 2016 Revolving Credit Agreement as the Borrowing Base less the sum of (x) the aggregate outstanding extensions of credit under the 2016 Revolving Credit Facility, and (y) any availability reserve in effect on such date) falls below the greater of $35.0 million and 10% of the maximum availability under the 2016 Revolving Credit Facility (a “Liquidity Event Period”), then the Restricted Group will be required to maintain a consolidated fixed charge coverage ratio (the ratio of Products Corporation’s EBITDA minus capital expenditures to cash interest expense for such period) of a minimum of 1.0 to 1.0 until the first date after 20 consecutive business days for which the Liquidity Amount is equal to or greater than such threshold. If Products Corporation is in default under the consolidated fixed charge coverage ratio under the 2016 Revolving Credit Agreement, the Company may cure such default by issuing certain equity securities to, or receiving capital contributions from Revlon and applying such cash which is deemed to increase EBITDA for the purpose of calculating the applicable ratio. Products Corporation may exercise this cure right no more than two times in any four-quarter period, and no more than five times in total during the term of the 2016 Revolving Credit Facility.

Prepayments: Products Corporation must prepay borrowings under the 2016 Revolving Credit Facility to the extent that outstanding loans and letters of credit exceed availability.  During a Liquidity Event Period, the administrative agent may apply amounts collected in controlled accounts for the repayment of loans under the 2016 Revolving Credit Facility. Copies of the 2016 Revolving Credit Agreement and other ancillary agreements governing the 2016 Revolving Credit Facility and the related security and collateral agreements are filed as Exhibits 10.4, 10.7, 10.8 and 10.9 hereto and are incorporated herein by reference in their entirety.  The above descriptions of the terms of the 2016 Revolving Credit Facility and the related security and collateral agreements are qualified in their entirety by references to such agreements.
6.25% Senior Notes
On August 4, 2016, Revlon Escrow Corporation (the “Escrow Issuer”), which on such date was a wholly owned subsidiary of Products Corporation, completed its offering (the “Offering”), pursuant to an exemption from registration under the Securities Act of 1933 (as amended, the “Securities Act”), of $450.0 million aggregate principal amount of 6.25% Senior Notes due 2024. The 6.25% Senior Notes are unsecured and were issued by the Escrow Issuer to the initial purchasers under an Indenture, dated as of August 4, 2016 (the “6.25% Senior Notes Indenture”), between the Escrow Issuer and U.S. Bank National Association, as trustee (the “Trustee”). The 6.25% Senior Notes mature on August 1, 2024. Interest on the 6.25% Senior Notes accrues at 6.25% per annum, paid every six months through maturity on each February 1 and August 1, beginning on February 1, 2017. As described above, the 6.25% Senior Notes were released from Escrow on the September 7, 2016 Acquisition Date. On the Acquisition Date, the Escrow Issuer was merged with and into Products Corporation and in connection with the Escrow Release, Products Corporation and certain of its direct and indirect wholly-owned domestic subsidiaries, including Elizabeth Arden and certain of its subsidiaries (collectively, the “Guarantors”), and the Trustee entered into a supplemental indenture (the “Supplemental Indenture”) to the 6.25% Senior Notes Indenture, pursuant to which Products Corporation assumed the obligations of the Escrow Issuer under the 6.25% Senior Notes and the 6.25% Senior Notes Indenture and the Guarantors jointly and severally, fully and unconditionally guaranteed the 6.25% Senior Notes on a senior unsecured basis.  The Guarantors are the same entities that are subsidiary guarantors under the 2016 Term Loan Facility and the 2016 Revolving Credit Facility.

Ranking: The 6.25% Senior Notes are Products Corporation’s senior, unsubordinated and unsecured obligations, ranking: (i) pari passu in right of payment with all of Products Corporation’s existing and future senior unsecured indebtedness; (ii) senior in right of payment to all of Products Corporation’s and the Guarantors’ future subordinated indebtedness; and (iii) effectively junior to all of Products Corporation’s and the Guarantors’ existing and future senior secured indebtedness, including, indebtedness under Products Corporation’s new Senior Facilities, to the extent of the value of the assets securing such indebtedness. The 6.25% Senior Notes and the Guarantees are: (i) structurally subordinated to all of the liabilities and preferred stock of any of the Company’s subsidiaries that do not guarantee the 6.25% Senior Notes; and (ii) pari passu in right of payment with liabilities of the Guarantors other than expressly subordinated indebtedness.

Optional Redemption: Prior to August 1, 2019, Products Corporation may redeem the 6.25% Senior Notes at its option, at any time as a whole or from time to time in part, upon Products Corporation’s payment of an applicable make-whole premium based on the comparable treasury rate plus 50 basis points. Prior to August 1, 2019, up to 40% of the aggregate principal amount of 6.25% Senior Notes that have been issued may also be redeemed at Products Corporation’s option at any time as a whole or from time to time in part, at a redemption price equal to 106.250% of the principal amount thereof, plus accrued and unpaid interest to (but not including) the date of redemption with the proceeds of certain equity offerings and capital contributions (so long as at least 60% of the 6.25% Senior Notes that have been issued thereafter remain outstanding). On and after August 1, 2019, Products Corporation may redeem the 6.25% Senior Notes at its option, at any time as a whole, or from time to time in part, at the following redemption prices (expressed as percentages of principal amount), plus accrued interest to (but not including) the date of redemption, if redeemed during the 12-month period beginning on August 1 of the years indicated below:

Period	Optional Redemption Premium Percentage
2019	104.688%
2020	103.125%
2021	101.563%
2022 and thereafter	100.000%

All redemptions (and notices thereof) may be subject to various conditions precedent, and redemption dates specified in such notices may be extended so that such conditions precedent may be fulfilled (to the extent redemption on such dates is otherwise permitted by the 6.25% Senior Notes Indenture).

Change of Control: Upon the occurrence of specified change of control events, Products Corporation is required to make an offer to purchase all of the 6.25% Senior Notes at a purchase price of 101% of the outstanding principal amount of the 6.25% Senior Notes as of the date of any such repurchase, plus accrued and unpaid interest to (but not including) the date of repurchase.

Certain Covenants: The 6.25% Senior Notes Indenture imposes certain limitations on Products Corporation’s and the Guarantors’ ability, and the ability of certain other subsidiaries, to: (i) incur or guarantee additional indebtedness or issue preferred stock; (ii) pay dividends, make certain investments and make repayments on indebtedness that is subordinated in right of payment to the 6.25% Senior Notes and make other “restricted payments;” (iii) create liens on their assets to secure debt; (iv) enter into transactions with affiliates; (v) merge, consolidate or amalgamate with another company; (vi) transfer and sell assets; and (vii) permit restrictions on the payment of dividends by Products Corporation’s subsidiaries.

These covenants are subject to important qualifications and exceptions. The 6.25% Senior Notes Indenture also contains customary affirmative covenants and events of default. In addition, if during any period of time the 6.25% Senior Notes receive investment grade ratings from both Standard & Poor’s and Moody’s Investors Services, Inc. and no default or event of default has occurred and is continuing under the 6.25% Senior Notes Indenture, Products Corporation and its subsidiaries will not be subject to the covenants regarding limitations on debt, limitations on restricted payments, limitation on guarantees by restricted subsidiaries, limitation on transactions with affiliates, certain provisions of the successor company covenant, limitation on asset sales and limitation on dividends from restricted subsidiaries.
Amended Term Loan Facility - Excess Cash Flow Payment
On February 29, 2016, Products Corporation prepaid $23.2 million of indebtedness, representing 50% of its 2015 “excess cash flow” as defined under the then existing Amended Term Loan Agreement, in accordance with the terms of its Amended Term Loan Facility. The prepayment was applied on a ratable basis between the principal amounts outstanding under the 2011 Term Loan and the Acquisition Term Loan. The amount of the prepayment that was applied to the 2011 Term Loan reduced the principal amount outstanding by $11.5 million to $651.4 million (as all amortization payments under the 2011 Term Loan had been paid). The $11.7 million that was applied to the Acquisition Term Loan reduced Products Corporation's future annual amortization payments under the Acquisition Term Loan on a ratable basis from $6.9 million prior to the prepayment to $6.8 million after giving effect to the prepayment and through its maturity on October 8, 2019.
(b) Covenants
Products Corporation was in compliance with all applicable covenants under the 2016 Term Loan Agreement and the 2016 Revolving Credit Agreement as of September 30, 2016. At September 30, 2016, the aggregate principal amounts outstanding under the 2016 Term Loan Facility and the 2016 Revolving Credit Facility were $1,800.0 million and $65.4 million, respectively, and availability under the $400.0 million 2016 Revolving Credit Facility, based upon the calculated borrowing base of $300.0 million, less $10.5 million of outstanding undrawn letters of credit, $16.2 million of outstanding checks, and $65.4 million then drawn on the 2016 Revolving Credit Facility, was $207.9 million.
Products Corporation was in compliance with all applicable covenants under its 6.25% Senior Notes Indenture as of September 30, 2016. Products Corporation was in compliance with all applicable covenants under its 5.75% Senior Notes Indenture as of September 30, 2016 and December 31, 2015.

Sources and Uses
The Company’s principal sources of funds are expected to be operating revenues, cash on hand and funds available for borrowing under the 2016 Revolving Credit Facility and other permitted lines of credit. The 2016 Term Loan Agreement, 2016 Revolving Credit Agreement, the 5.75% Senior Notes Indenture and the 6.25% Senior Notes Indenture contain certain provisions that by their terms limit Products Corporation's and its subsidiaries’ ability to, among other things, incur additional debt.
The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy; payments in connection with the Company's synergy and integration programs related to the Elizabeth Arden Acquisition; purchases of permanent wall displays; capital expenditure requirements; debt service payments and costs; cash tax payments; pension and other post-retirement benefit plan contributions; payments in connection with the Company’s restructuring programs; business and/or brand acquisitions (including, without limitation, through licensing transactions), if any; severance not otherwise included in the Company’s restructuring programs; debt and/or equity repurchases, if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting and/or entering certain territories. The Company’s cash contributions to its pension and post-retirement benefit plans in the first nine months of 2016 were $6.0 million. The Company expects cash contributions to its pension and post-retirement benefit plans to be approximately $10 million in the aggregate for 2016. The Company’s cash taxes paid in the first nine months of 2016 were $19.4 million. The Company expects to pay cash taxes of approximately $20 million in the aggregate for 2016. The Company’s purchases of permanent wall displays and capital expenditures in the first nine months of 2016 were $25.9 million and $33.1 million, respectively. The Company expects purchases of permanent wall displays and capital expenditures to be approximately $50.0 million and $65.0 million, respectively, in the aggregate for 2016. Upon closing the Elizabeth Arden Acquisition, the Company disclosed that it expected to achieve approximately $140 million of synergies and cost reductions over a multi-year period through the elimination of duplicative activities, leveraging purchasing scale and optimizing the manufacturing and distribution networks of the combined company. The Company anticipates achieving its expected synergies and cost reductions. Any of these actions, the intended purpose of which would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities. Any such activities may be funded with cash on hand, funds available under the 2016 Revolving Credit Facility and/or other permitted additional sources of capital, which actions could increase the Company’s total debt.
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
Continuing to execute the Company’s business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands (including, without limitation, through licensing transactions), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining the Company’s approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, including optimizing the Colomer Acquisition, the CBB Acquisition, the Cutex International Acquisition and/or the Elizabeth Arden Acquisition. Any of these actions, the intended purpose of which would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities. Any such activities may be funded with cash on hand, funds available under the 2016 Revolving Credit Facility and/or other permitted additional sources of capital, which actions could increase the Company’s total debt.
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
The Company expects that operating revenues, cash on hand and funds available for borrowing under the 2016 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to pay its operating expenses for 2016, including expenses in connection with the execution of the Company’s business strategy, payments in connection with the Company's synergy and integration programs related to the Elizabeth Arden Acquisition, purchases of permanent wall displays, capital expenditure requirements, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company’s restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, severance not otherwise included in the Company’s restructuring programs, debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade.
There can be no assurance that available funds will be sufficient to meet the Company’s cash requirements on a consolidated basis. If the Company’s anticipated level of revenues is not achieved because of, among other things, decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products in one or more of the Consumer, Elizabeth Arden, Professional and/or Other segments; adverse changes in foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors and/or decreased performance by third party suppliers; changes in consumer purchasing habits, including with respect to retailer preferences and/or sales channels; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; or less than anticipated results from the Company’s existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company’s expenses, including, without limitation, for synergy and integration programs related to the Elizabeth Arden Acquisition, restructuring costs, acquisition and integration costs, costs related to litigation, advertising, promotional and marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet the Company’s cash requirements.
Any such developments, if significant, could reduce the Company’s revenues and operating income and could adversely affect Products Corporation’s ability to comply with certain financial and/or other covenants under the 2016 Term Loan Agreement, 2016 Revolving Credit Agreement, 6.25% Senior Notes Indenture and/or 5.75% Senior Notes Indenture and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending. (See Item 1A. "Risk Factors" in Product Corporation's 2015 Form 10-K, as updated by Part II, Item 1A. "Risk Factors" in this Form 10-Q, for further discussion of certain risks associated with the Company's business and indebtedness.)

Derivative Financial Instruments
Foreign Currency Forward Exchange Contracts
Products Corporation enters into FX Contracts and option contracts from time to time to hedge certain net cash flows denominated in currencies other than the local currencies of the Company’s foreign and domestic operations. The FX Contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. At September 30, 2016, the FX Contracts outstanding had a notional amount of $122.8 million and a net liability fair value of $1.7 million.
Interest Rate Swap Transaction
In November 2013, Products Corporation executed a forward-starting floating-to-fixed interest rate swap transaction with a 1.00% floor, based on a notional amount of $400 million in respect of indebtedness under the Acquisition Term Loan over a period of three years (the "2013 Interest Rate Swap"). The Company designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments related to the $400 million notional amount under Products Corporation's Acquisition Term Loan over the three-year term of the 2013 Interest Rate Swap. In connection with entering into the 2016 Term Loan Facility, the 2013 Interest Swap was carried over to apply to a notional amount of $400 million in respect of indebtedness under such loan for the remaining balance of the term of such swap. Products Corporation receives from the counterparty a floating interest rate based on the higher of three-month U.S. Dollar LIBOR or 1.00%, while paying a fixed interest rate payment to the counterparty equal to 2.0709% (which, with respect to the 2016 Term Loan Facility, effectively fixes the interest rate on such notional amount at 5.5709% over the remaining balance of the three-year term of the 2013 Interest Rate Swap). For the nine months ended September 30, 2016, the effective portion of the changes in fair value of the 2013 Interest Rate Swap was recorded in other comprehensive income and the ineffective portion of the changes in fair value of such swap was recorded in the Statement of Operations. The fair value of the Company's 2013 Interest Rate Swap at September 30, 2016 and December 31, 2015 was a liability of $6.3 million and $6.5 million, respectively.
Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of the derivative instruments in asset positions, which totaled $1.4 million and $2.0 million as of September 30, 2016 and December 31, 2015, respectively. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties. Given the current credit standing of the counterparties to the Company's derivative instruments, the Company believes the risk of loss arising from any non-performance by any of the counterparties under these derivative instruments is remote.

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual obligations and commercial commitments that affect the Company's financial condition and liquidity position as of September 30, 2016:

	Payments Due by Period (dollars in millions)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt, including current portion (a)	$2,816.0	$69.9	$36.2	$36.2	$2,673.7
Interest on long-term debt (b)	893.7	25.2	276.2	267.4	324.9
Capital lease obligations	4.2	0.8	2.8	0.6	—
Operating leases (c)	212.3	11.8	67.7	44.9	87.9
Purchase obligations (d)	306.0	217.1	69.5	13.8	5.6
Other long-term obligations (e)	62.2	17.7	33.3	6.0	5.2
Total contractual obligations	$4,294.4	$342.5	$485.7	$368.9	$3,097.3

(a)
Consists primarily of (i) the $1,800.0 million aggregate principal amount outstanding under the 2016 Term Loan as of September 30, 2016; (ii) the $450.0 million aggregate principal amount outstanding under the 6.25% Senior Notes as of September 30, 2016; and (iii) the $500.0 million aggregate principal amount outstanding under the 5.75% Senior Notes as of September 30, 2016.

(b)	Consists of interest through the respective maturity dates on the outstanding debt discussed in (a) above; based on interest rates under such debt agreements as of September 30, 2016.

(c)
Included in the obligations for operating leases as of September 30, 2016 is the lease for the Company's headquarters in New York City, which includes minimum lease payments in the aggregate of approximately $70 million over the 15-year term, a leased distribution and office facility in Roanoke, Virginia and a leased warehouse and returns processing facility in Salem, Virginia, which facilities in Virginia were acquired in the Elizabeth Arden Acquisition.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

(d)
Consists of purchase commitments for finished goods, raw materials, components, minimum royalty guarantees and services pursuant to enforceable and legally binding obligations which include all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.

(e)
Consists primarily of media and advertising contracts, pension funding obligations (amount due within one year only, as subsequent pension funding obligation amounts cannot be reasonably estimated since the return on pension assets in future periods, as well as future pension assumptions, are not known), software licensing agreements and obligations related to third-party warehousing and distribution services. Such amounts exclude employment agreements, severance and other immaterial contractual commitments, which severance and other contractual commitments related to restructuring activities are discussed in Note 3, “Restructuring Charges,” to the Consolidated Financial Statements in this Form 10-Q.

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
Discussion of Critical Accounting Policies
For a discussion of the Company's critical accounting policies, see Products Corporation's 2015 Form 10-K.

Effect of Recently Accounting Pronouncements

See discussion of recent accounting pronouncements in Note 1, "Description of Business and Basis of Presentation," to the Unaudited Consolidated Financial Statements in this Form 10-Q.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
(all tabular amounts in millions)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity
The Company has exposure to changing interest rates primarily under Products Corporation's 2016 Term Loan Facility and its 2016 Revolving Credit Facility. The Company manages interest rate risk through a combination of fixed and floating rate debt. The Company from time to time makes use of derivative financial instruments to adjust its fixed and floating rate ratio, such as with the 2013 Interest Rate Swap. The Company does not hold or issue financial instruments for trading purposes.
The qualitative and quantitative information presented in Item 7A of Products Corporation's 2015 Form 10-K ("Item 7A") describes significant aspects of the Company's financial instrument program that have material market risk as of December 31, 2015. The following tables present this information as required by Item 7A as of September 30, 2016.

	Expected Maturity Date for the period ended December 31,
	(dollars in millions, except for rate information)
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value September 30, 2016
Debt
Short-term variable rate (various currencies)	$9.9						$9.9	$9.9
Average interest rate (a)	3.1%
Short-term fixed rate (third party - EUR)	1.8						1.8	1.8
Average interest rate	11.8%
Long-term fixed rate – third party (USD)						$950.0	950.0	974.6
Average interest rate						5.99%
Long-term fixed rate – third party (EUR)		$0.1	$0.1	$0.1	$0.1	0.2	0.6	0.6
Average interest rate		—%	—%	—%	—%	—%
Long-term variable rate – third party (USD) (b)	69.9	$18.0	18.0	18.0	18.0	1,723.5	1,865.4	$1,867.7
Average interest rate (a)(c)	3.3%	4.4%	4.8%	4.8%	4.8%	4.9%
Total debt	$81.6	$18.1	$18.1	$18.1	$18.1	$2,673.7	$2,827.7	$2,854.6

(a)	Weighted average variable rates are based upon implied forward rates from the U.S. Dollar LIBOR and Euribor yield curves at September 30, 2016.

(b)	Includes total quarterly amortization payments required within each year under the 2016 Term Loan Facility.

(c)
At September 30, 2016, the 2016 Term Loan Facility bears interest at the Eurodollar Rate (as defined in the 2016 Term Loan Agreement) plus 3.50% per annum (with the Eurodollar Rate not to be less than 0.75%).

If any of LIBOR, Euribor, the base rate, the U.S. federal funds rate or such equivalent local foreign currency rate increases, Products Corporation's debt service costs will increase to the extent that Products Corporation has elected such rates for its outstanding loans. Based on the amounts outstanding under the 2016 Term Loan Agreement and the 2016 Revolving Credit Agreement and other short-term borrowings (which, in the aggregate, are Products Corporation’s only debt currently subject to floating interest rates) as of September 30, 2016, a 1% increase in both the LIBOR and Euribor rates would increase the Company’s annual interest expense by $15.0 million.
In November 2013, Products Corporation executed the 2013 Interest Rate Swap, which is a forward-starting, floating-to-fixed interest rate swap transaction with a 1.00% floor, based on a notional amount of $400 million in respect of indebtedness under Products Corporation's then-existing Acquisition Term Loan over a period of three years. The Company designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments related to the $400 million notional amount under Products Corporation's then-existing Acquisition Term Loan over the three-year term of the 2013 Interest Rate Swap. In connection with entering into the 2016 Term Loan Facility, the 2013 Interest Swap was carried over to apply to a notional amount of $400 million in respect of indebtedness under such loan for the remaining balance of the term of such swap.
Products Corporation receives from the counterparty a floating interest rate based on the higher of the three-month U.S. Dollar LIBOR or 1.00%, while paying a fixed interest rate payment to the counterparty equal to 2.0709% (which, with respect to the

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
(all tabular amounts in millions)

2016 Term Loan Facility, effectively fixes the interest rate on such notional amount at 5.5709% over the remaining balance of the three-year term of the 2013 Interest Rate Swap). The fair value of the Company's 2013 Interest Rate Swap at September 30, 2016 was a liability of $6.3 million.

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

Forward Contracts (“FC”)	Average Contractual Rate $/FC	U.S. Dollar Equivalent Notional Amount	Contract Value September 30, 2016	Asset (Liability) Fair Value September 30, 2016
Sell Canadian Dollars/Buy USD	0.7531	27.2	26.9	(0.3)
Sell Australian Dollars/Buy USD	0.7315	24.0	23.1	(0.9)
Sell British Pound/Buy USD	1.3645	21.8	22.9	1.1
Sell Euro/Buy USD	1.1049	12.3	12.1	(0.2)
Buy Mexican Peso/Sell USD	0.0534	11.4	10.9	(0.5)
Sell USD/Buy Swiss Franc	1.0175	9.9	10.1	0.2
Sell Japanese Yen/Buy USD	0.0095	5.8	5.5	(0.3)
Sell South African Rand/Buy USD	0.0633	5.7	4.9	(0.8)
Buy Australian Dollars/Sell NZ dollars	1.0669	4.1	4.1	—
Sell New Zealand Dollars/Buy USD	0.7260	0.6	0.6	—
Total forward contracts		$122.8	$121.1	$(1.7)

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
(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The entities acquired in the Elizabeth Arden Acquisition have been excluded from management's assessment of internal control over financial reporting as of September 30, 2016 because they were acquired by the Company in a business combination in September 2016.

Forward-Looking Statements
This Quarterly Report on Form 10-Q for the three months ended September 30, 2016, as well as the Company's other public documents and statements, may contain forward-looking statements that involve risks and uncertainties, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known and unknown factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates (whether qualitative or quantitative) as to:

(i)	the Company's future financial performance;

(ii)
the effect on sales of decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products in the Consumer, Elizabeth Arden, Professional and/or Other segments; adverse changes in foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors and/or decreased performance by third party suppliers, changes in consumer purchasing habits, including with respect to retailer preferences and/or among sales channels; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; less than anticipated results from the Company’s existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company’s expenses, including, without limitation, for pension expense under its benefit plans, acquisition-related integration costs, costs related to the Company’s synergy and integration programs in connection with the Elizabeth Arden Acquisition, restructuring costs, acquisition and integration costs, costs related to litigation, advertising, promotional and marketing activities, or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses;

(iii)
the Company's belief that the continued execution of its business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands, (including through licensing transactions, if any), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, including optimizing the Colomer Acquisition, the CBB Acquisition, the Cutex International Acquisition (including the Company's belief that such acquisition enhances and complements the Company's existing brand portfolio of nail care products) and/or the Elizabeth Arden Acquisition and related synergy, integration and other related costs, any of which, the intended purpose of which would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities, which activities may be funded with cash on hand, funds available under the 2016 Revolving Credit Facility and/or other permitted additional sources of capital, which actions could increase the Company’s total debt;

(iv)
the Company’s belief that it is building a combined organization that is entrepreneurial, agile and boldly creative, with a passion for beauty, that it has strategic brand builders developing a diverse portfolio of iconic brands that delight consumers around the world wherever and however they shop for beauty and that it strives to be an ethical company that values inclusive leadership and is committed to sustainable and responsible growth and the Company’s belief in its strategy that is based on three key pillars: (a) building a foundation for sustainable growth that outpaces the industry; competing in large and fast growing beauty segments and building our portfolio of product offerings in all strategic categories; further strengthening and diversifying our channels of distribution, especially direct to consumer; strengthening our U.S. business and expanding into faster growing territories, with a special focus on Asia; (b) harnessing the power of our iconic brand portfolio to delight consumers wherever and however they shop for beauty; continuing to focus on restoring the appeal and aspiration of our flagship brands and investing in them; advancing our digital and omni-channel capabilities, and focusing on high-growth channels, especially e-commerce; continuing to win in traditional channels, while expanding our combined reach into travel retail; and (c) developing a cost structure to deliver world class profitability; continuing to improve our operating performance by strategically allocating investments behind key brands, categories and regions; further improving our category mix and, with the acquisition of Elizabeth Arden, shifting toward higher gross margin categories; continuing to reduce the complexity of our product lineup and seeking to reduce our product returns, sales markdowns and inventory levels; and, through enhanced new product development processes, increasing our speed to shelf, optimizing our resource allocation and shortening new product launch timing;

(v)
the effect of restructuring activities, restructuring costs and charges, the timing of restructuring payments and the benefits from such activities; including, without limitation, the Company’s expectation (a) that the 2015 Efficiency Program will drive certain organizational efficiencies across the Company's Consumer and Professional segments and reduce general and administrative expenses within the Consumer and Professional segments; (b) that the Company will recognize a total of approximately $12.0 million of restructuring and related charges for the 2015 Efficiency Program by the end of 2017; (c) that cash payments related to the 2015 Efficiency Program will total approximately $12 million, including $0.2 million for capital expenditures (which capital expenditures are excluded from total restructuring and related charges expected to be recognized for the 2015 Efficiency Program), of which $4.2 million is expected to be paid during the remainder of 2016, with the remaining balance expected to be paid in 2017; and (d) that approximately $9 million of cost reductions from the 2015 Efficiency Program are expected to benefit 2016 results and that annualized cost reductions thereafter are expected to be approximately $10 million to $15 million by the end of 2018;

(vi)
the Company’s expectation that operating revenues, cash on hand and funds available for borrowing under Products Corporation's 2016 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2016, including the cash requirements referred to in item (viii) below, and the Company's beliefs that (a) the cash generated by its domestic operations and availability under the 2016 Revolving Credit Facility and other permitted lines of credit should be sufficient to meet its domestic liquidity needs for at least the next 12 months, and (b) restrictions or taxes on repatriation of foreign earnings will not have a material effect on the Company's liquidity during such period;

(vii)
the Company’s expected principal sources of funds, including operating revenues, cash on hand and funds available for borrowing under Products Corporation's 2016 Revolving Credit Facility and other permitted lines of credit, as well as the availability of funds from the Company taking certain measures, including, among other things, reducing discretionary spending;

(viii)
the Company's expected principal uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy; payments in connection with the Company’s synergy and integration programs related to the Elizabeth Arden Acquisition; payments in connection with the Company's purchases of permanent wall displays; capital expenditure requirements; debt service payments and costs; cash tax payments; pension and other post-retirement benefit plan contributions; payments in connection with the Company's restructuring programs; business and/or brand acquisitions (including through licensing transactions, if any); severance not otherwise included in the Company’s restructuring programs; debt and/or equity repurchases, if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting and/or entering certain territories and/or channels of trade (including, without limitation, that the Company may also, from time to time, seek to retire or purchase its outstanding debt obligations and/or equity in open market purchases, in privately negotiated transactions or otherwise and may seek to refinance some or all of its indebtedness based upon market conditions and that any retirement or purchase of debt and/or equity may be funded with operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material); and its estimates of the amount and timing of such operating and other expenses;

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

(xiii)
the Company' s belief that the ultimate outcome of Elizabeth Arden's protests, appeals and/or judicial processes with regards to the Elizabeth Arden IRS audit will not have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows;

(xiv)
the Company belief the allegations contained in the Consolidated Amended Class Action Complaint are without merit and its plans to vigorously defend against them and its belief that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows, but that in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period;

(xv)	certain estimates used by management in estimating the fair value of the assets acquired in the Elizabeth Arden Acquisition and the Cutex International Acquisition; and

(xvi)
the Company's expected benefits from the Elizabeth Arden Acquisition, including, without limitation: (a) benefiting from greater scale, an expanded global footprint and, with the addition of Elizabeth Arden’s growing prestige fragrances, skin care and color cosmetics, a significant presence across all major beauty channels and categories; (b) leveraging the Company’s scale across major vendors and manufacturing partners, improving distribution and procurement efficiencies; (c) achieving approximately $140 million of synergies and cost reductions over a multi-year period through the elimination of duplicative activities, leveraging purchasing scale and optimizing the manufacturing and distribution networks of the combined company; (d) achieving additional growth through opportunities presented by the combined company’s expanded sales channels and geographies; (e) expanding category mix, as the Company’s strength and expertise in color cosmetics, hair care, men’s grooming, anti-perspirants, deodorants and beauty tools are complemented by the addition of Elizabeth Arden’s world-class portfolio of licensed prestige fragrances and the internationally recognized line of Elizabeth Arden-branded prestige fragrance, skin care and color cosmetics products, which are highly profitable categories that the Company believes are key to future industry growth; (f) diversifying the Company’s channels, as Elizabeth Arden’s strong global reach in prestige distribution and travel retail complement Revlon’s strength in mass and salons, strongly positioning the combined company in all key beauty channels; (g) broadening the Company’s geographic footprint, as post-acquisition, the combined company now markets and distributes its products in approximately 150 countries and that with Elizabeth Arden’s presence in important international growth regions, including Asia Pacific, the combined company will be better positioned to compete globally.

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
Investors are advised, however, to consult any additional disclosures the Company made or may make in its 2015 Form 10-K and in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC in 2016 (which, among other places, can be found on the SEC's website at http://www.sec.gov. Except as expressly set forth in this Form 10-Q, the information available from time to time on such website shall not be deemed incorporated by reference into this Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. (See also Item 1A. "Risk Factors" in Products Corporation's 2015 Form 10-K, as updated in Part II, Item 1A. "Risk Factors" in this Form 10-Q, for further discussion of risks associated with the Company's business.) In addition to factors that may be described in the Company's filings with the SEC, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:

(i)
unanticipated circumstances or results affecting the Company's financial performance, including decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products in the Consumer, Elizabeth Arden, Professional and/or Other segments; adverse changes in foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company's competitors and/or decreased performance by third party suppliers; changes in consumer preferences, such as reduced consumer demand for the Company's color cosmetics and other current products, including new product launches; changes in consumer purchasing habits, including with respect to retailer preferences and/or among sales channels; lower than expected customer acceptance or consumer acceptance of, or less than anticipated results from, the Company’s existing or new products; higher than expected synergy and integration program costs and expenses related to the Elizabeth Arden Acquisition, restructuring costs and/or acquisition-related integration costs; higher than expected pension expense and/or cash contributions under its benefit plans, costs related to litigation, advertising, promotional and/or marketing expenses or lower than expected results from the Company’s advertising, promotional, pricing and/or marketing plans; higher than expected sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise or decreased sales of the Company’s existing or new products; actions by the Company’s customers, such as inventory management and greater than anticipated space reconfigurations or reductions in display space and/or product discontinuances or a greater than expected impact from pricing, marketing, advertising and/or promotional strategies by the Company's customers; and changes in the competitive environment and actions by the Company's competitors, including, among other things, business combinations, technological breakthroughs, implementation of new pricing strategies, new product offerings, increased advertising, promotional and marketing spending and advertising, promotional and/or marketing successes by competitors;

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

(iii)
unanticipated costs or difficulties or delays in completing projects associated with the continued execution of the Company’s business strategy or lower than expected revenues or the inability to create value through improving our financial performance as a result of such strategy, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more brands or product lines, launching of new product lines, including higher than expected expenses, including for sales returns, for launching its new products, acquiring businesses or brands (including through licensing transactions, if any), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining its approach to retail merchandising and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company’s manufacturing, sourcing, supply chain or organizational size and structure, including optimizing the Colomer Acquisition, the CBB Acquisition, the Cutex International Acquisition and/or the Elizabeth Arden Acquisition, as well as the unavailability of cash on hand and/or funds under the 2016 Revolving Credit Facility or from other permitted additional sources of capital to fund such potential activities;

(iv)
(A) difficulties, delays in or less than expected results from the Company’s efforts to build a combined organization that is entrepreneurial, agile, and boldly creative with a passion for beauty, being strategic brand builders developing a diverse portfolio of iconic brands that delight consumers around the world wherever and however they shop for beauty and striving to be an ethical company that values inclusive leadership and is committed to sustainable and responsible growth, such as due to, among other things, less than effective product development, less than expected acceptance of its new or existing products by consumers, salon professionals and/or customers, less than expected acceptance of its advertising, promotional, pricing and/or marketing plans and/or brand communication by consumers, salon professionals and/or customers, less than expected investment in advertising, promotional and/or marketing activities or greater than expected competitive investment, less than expected levels of advertising, promotional and/or marketing activities for its new product launches and/or less than expected levels of execution with its customers or higher than expected costs and expenses; (B) difficulties, delays in or less than expected results from the Company’s efforts to build a foundation for sustainable growth that outpaces the industry, compete in large and fast growing beauty segments, build the Company’s portfolio of product offerings in all strategic categories, further strengthen and diversify the Company’s channels of distribution, especially direct to consumer; strengthen the Company’s U.S. business and expand into faster growing territories, with a special focus on Asia, such as due to, among other things, decreased sales of the Company’s existing or new products, less than effective product development across a range of product categories, less than expected acceptance of its new or existing products, less than expected acceptance of its advertising, promotional, pricing and/or marketing plans and/or brand communication, less than expected results from the Company’s efforts to create fewer and better new product launches across the Company’s brands, less than effective activities intended to develop multiple channels for the Company’s products, such as less than expected results from pursuing the Company’s e-commerce initiatives and/or less than effective efforts to develop relationships and/or acquire businesses that would be intended to facilitate geographic expansion; (C) difficulties, delays in or less than expected results from the Company’s efforts to restore the appeal and aspiration of our flagship brands and invest in them, advance our digital and omni-channel capabilities and/or focus on high-growth channels, such as e-commerce and travel retail, such as due to less than expected investment behind such activities and/or less than effective new product development and/or advertising, marketing or promotional programs; and/or (D) difficulties, delays in or less than expected results from the Company’s efforts to develop a cost structure to deliver world class profitability, improve our operating performance by strategically allocating investments behind key brands, categories and regions, improve our category mix and shift toward higher gross margin categories, reduce the complexity of our product lineup, reduce our product returns, sales markdowns and inventory levels, increase our speed to shelf, optimize our resource allocation and/or shorten new product launch timing, such as due to less than anticipated benefits from the Acquisition, higher than expected costs, including as may be due to less than expected results from the Company’s efforts to further drive margins by reducing costs across the supply chain, eliminating overhead redundancies and leveraging purchasing scale, less than effective new product development in key strategic product categories and/or higher than expected sales returns such as those that may be related to actions by the Company’s customers, such as inventory management or greater than anticipated space reconfigurations or reductions in display space

(v)
difficulties, delays or unanticipated costs or charges or less than expected cost reductions and other benefits resulting from the Company's restructuring activities, such as greater than anticipated costs or charges or less than anticipated cost reductions or other benefits from the 2015 Efficiency Program and/or the risk that such program may not satisfy the Company’s objectives;

(vi)
lower than expected operating revenues, cash on hand and/or funds available under the 2016 Revolving Credit Facility and/or other permitted lines of credit or higher than anticipated operating expenses, such as referred to in clause (viii) below, and/or less than anticipated cash generated by the Company's domestic operations or unanticipated restrictions or taxes on repatriation of foreign earnings;

(vii)
the unavailability of funds under Products Corporation's 2016 Revolving Credit Facility or other permitted lines of credit; or from difficulties, delays in or the Company's inability to take other measures, such as reducing discretionary spending;

(viii)
higher than expected operating expenses, sales returns, working capital expenses, integration and/or synergy costs related to the Elizabeth Arden Acquisition, permanent wall display costs, capital expenditures, debt service payments, cash tax payments, cash pension plan contributions, other post-retirement benefit plan contributions and/or net periodic benefit costs for the pension and other post-retirement benefit plans, restructuring costs, severance and discontinued operations not otherwise included in the Company’s restructuring programs, debt and/or equity repurchases, costs related to litigation and/or payments in connection with business and/or brand acquisitions (including through licensing transactions, if any), and discontinuing non-core business lines and/or exiting and/or entering certain territories and/or channels of trade;

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

(xiii)
unanticipated adverse effects on the Company's business, prospects, results of operations, financial condition and/or cash flows as a result of unexpected developments with respect to Elizabeth Arden's protests, appeals and/or judicial processes related to its IRS examinations;

(xiv)	unanticipated adverse effects on the Company’s business, financial condition and/or its results of operations as a result of unexpected developments with respect to the Company's legal proceedings;

(xv)	changes in the fair values of the assets acquired in the Cutex International Acquisition due to, among other things, unanticipated future performance of the acquired licenses; and/or

(xvi)
less than expected benefits from the Elizabeth Arden Acquisition, such as (a) the Company’s or the Elizabeth Arden’s respective businesses experiencing disruptions due to management’s focus on executing the business integration activities and/or due to employee uncertainty during the integration transition period or other factors making it more difficult to maintain relationships with customers, suppliers, employees and other business partner; (b) the Company being unable to successfully implement, in whole or in part, its integration strategies, including the possibility that the expected synergies and cost reductions from the Acquisition will not be realized or will not be realized within the expected time period.

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
(all tabular amounts in millions)

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

The Company is involved in various routine legal proceedings incidental to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows. However, in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period.

As previously disclosed, following the announcement of the execution of the Elizabeth Arden Merger Agreement, several putative shareholder class action lawsuits and a derivative lawsuit were filed challenging the Merger. In addition to the complaints filed on behalf of plaintiffs Parker, Christiansen, Ross and Stein, on July 25, 2016, a lawsuit (Hutson v. Elizabeth Arden, Inc., et al., Case No. CACE-16-013566) (referred to as the “Hutson complaint”) was filed in the Seventeenth Judicial Circuit in and for Broward County, Florida (the “Court”) against Elizabeth Arden, the members of the board of directors of Elizabeth Arden, Revlon, Products Corporation and Acquisition Sub. In general, the Hutson complaint alleges that: (i) the members of Elizabeth Arden’s board of directors breached their fiduciary duties to Elizabeth Arden’s shareholders with respect to the Merger, by, among other things, approving the Merger pursuant to an unfair process and at an inadequate and unfair price; and (ii) Revlon, Products Corporation and Acquisition Sub aided and abetted the breaches of fiduciary duty by the members of Elizabeth Arden’s board. The plaintiff seeks relief similar to that sought in the Parker case.
By Order dated August 4, 2016, all five cases were consolidated by the Court into a Consolidated Amended Class Action. Thereafter, on August 11, 2016 a Consolidated Amended Class Action Complaint was filed, seeking to enjoin defendants from consummating the Merger and/or from soliciting shareholder votes. To the extent that the Merger was consummated, the Consolidated Amended Class Action Complaint seeks to rescind the Merger or recover rescissory or other compensatory damages, along with costs and fees. The grounds for relief set forth in the Consolidated Amended Class Action Complaint in large part track those grounds as asserted in the five individual complaints, as previously disclosed. Class counsel advised that post consummation of the Merger they were going to file a Second Consolidated Amended Class Action Complaint, but to date no such complaint has been filed.
The Company believes the allegations contained in the Consolidated Amended Class Action Complaint are without merit and intends to vigorously defend against them. Additional lawsuits arising out of or relating to the Merger Agreement or the Merger may be filed in the future.
The Company believes that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows. However, in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period.

Item 1A. Risk Factors
In addition to the other information in this report, investors should consider carefully the risk factors discussed in Part I, Item 1A. "Risk Factors" in Products Corporation's 2015 Form 10-K, as well as the following updates to such risk factors:
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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

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

The Company may not realize the anticipated synergies, net cost reductions and growth opportunities from the Elizabeth Arden Acquisition.

The benefits that the Company expects to achieve as a result of the Elizabeth Arden Acquisition will depend, in part, on the ability of the combined company to realize anticipated growth opportunities, net cost reductions and synergies. The Company’s success in realizing these growth opportunities, net cost reductions and synergies, and the timing of this realization, depends on the successful integration of the Company’s historical business and operations and the historical business and operations of Elizabeth Arden. Even if the Company is able to integrate the businesses and operations of Products Corporation and Elizabeth Arden successfully, this integration may not result in the realization of the full benefits of the growth opportunities, net cost reductions and synergies that the Company currently expects from this integration within the anticipated time frame or at all. For example, the Company may be unable to eliminate duplicative costs. Moreover, the Company may incur substantial expenses in connection with the integration of its business and Elizabeth Arden’s business. While the Company anticipates that certain expenses will be incurred, such expenses are difficult to estimate accurately and may exceed current estimates. Accordingly, the benefits from the Acquisition may be offset by costs or delays incurred in integrating the businesses. The projected net cost reductions and synergies related to the Acquisition are based on a number of assumptions relating to the Company’s business and Elizabeth Arden’s business. Those assumptions may be inaccurate, and, as a result, the Company’s projected net cost reductions and synergies may be inaccurate, and the Company's business, prospects, results of operations, financial condition and/or cash flows could be materially and adversely affected.

In connection with the Acquisition, we have assumed potential liabilities relating to Elizabeth Arden’s business.

In connection with the Acquisition, we have assumed potential liabilities relating to Elizabeth Arden’s business. To the extent we have not identified such liabilities or miscalculated their potential financial impact, these liabilities could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.

Item 5. Other Information

Appointment of E. Scott Beattie as Director.

In connection with transition and integration efforts related to the Elizabeth Arden Acquisition, on November 3, 2016 (the “Effective Date”), Revlon’s Board of Directors appointed E. Scott Beattie, Elizabeth Arden’s former Chairman, President and Chief Executive Officer, to serve as a member of Revlon’s Board of Directors in the capacity of non-executive Vice-Chairman. As of the Effective Date, Mr. Beattie will no longer be an employee of the Company, but will assume the role of Senior Advisor to Fabian T. Garcia, the Company’s President and Chief Executive Officer. With the appointment of Mr. Beattie, Revlon’s Board will be comprised of 14 members, 6 of whom constitute independent Directors under NYSE and SEC standards.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
(all tabular amounts in millions)

On November 3, 2016, the Company and Mr. Beattie entered into an agreement setting forth the terms and conditions of his position as Senior Advisor to the Company’s CEO (the “Consulting Agreement”). Pursuant to the Consulting Agreement, beginning on the Effective Date, Mr. Beattie will provide advisory services to the CEO related to transition and integration efforts (the “Advisory Services”) for up to three years following the Effective Date (the “Advisory Period”). The Company will pay Mr. Beattie a fee of $500,000 per year (the “Advisory Fees”) for as long as Mr. Beattie continues to provide the Advisory Services. The Advisory Fees are inclusive of compensation that Mr. Beattie would have been otherwise eligible to receive for his service as a non-employee member of Revlon's Board. In connection with his appointment to Revlon's Board and his entry into the Consulting Agreement, the Company granted to Mr. Beattie a number of restricted stock units equal to $3 million divided by the NYSE closing price of Revlon Class A Common Stock on the Effective Date (the “RSU Grant”). The RSU Grant will vest ratably on each of the first three anniversaries of the Effective Date, subject to accelerated vesting upon the occurrence of any “change of control” (as defined in the award agreement evidencing the RSU Grant (the “2016 Restricted Stock Unit Agreement”, a copy of which is incorporated by reference into this Form 10-Q as Exhibit 10.2.))

The Company may elect to terminate the Advisory Services prior to the end of the Advisory Period upon the occurrence of any of the following events: (i) Mr. Beattie’s willful failure to provide or perform the Advisory Services; (ii) Mr. Beattie’s commission of any felony or any crime involving moral turpitude; or (iii) breach by Mr. Beattie of the non-competition, non-solicitation, confidentiality and non-disparagement restrictions contained in the Consulting Agreement, in each case, following notice by the Company and a period to cure (collectively, the “Restrictive Covenants” and any event under (i), (ii) or (iii), “Cause”). The Company may also terminate the Advisory Services at any time, and Mr. Beattie may terminate the Advisory Services if he is not nominated to Revlon's Board for any given year during the Advisory Period, provided that if the Advisory Services are terminated in either of those scenarios, the Company will continue to pay Mr. Beattie the Advisory Fees through the end of the Advisory Period, and Mr. Beattie would remain eligible to continue to vest in the RSU Grant in accordance with the original vesting schedule. Mr. Beattie will receive these same payments and benefits in the event the Advisory Services are terminated as a result of his death or disability. Mr. Beattie’s receipt of the Advisory Fees and his eligibility to vest in the RSU Grant are, under all circumstances, subject to his continuous compliance with the Restrictive Covenants. The foregoing description of the Consulting Agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which is incorporated by reference into this Form 10-Q as Exhibit 10.1.

In connection with Mr. Beattie’s appointment to serve as non-executive Vice Chairman of Revlon's Board, on November 3, 2016, Revlon's Board approved the amendment and restatement of Revlon’s By-laws, effective as of that date, to provide for the role of non-executive Vice Chairman.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Item 6. Exhibits

2.1
Agreement and Plan of Merger, dated June 16, 2016, by and among Revlon, Inc., Revlon Consumer Products Corporation, RR Transaction Corp. and Elizabeth Arden, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Revlon, Inc. filed with the SEC on June 17, 2016).

4.1
Escrow Agreement, dated as of August 4, 2016, by and among Revlon Escrow Corporation, U.S. Bank National Association, as trustee, and Citibank, N.A., as escrow agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Revlon, Inc. filed with the SEC on August 5, 2016).

4.2
Indenture, dated as of August 4, 2016, by and between Revlon Escrow Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Revlon, Inc. filed with the SEC on August 5, 2016).

4.3
Registration Rights Agreement, dated as of August 4, 2016, by and among Revlon Escrow Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., as representatives of the initial purchasers (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Revlon, Inc. filed with the SEC on August 5, 2016).

4.4
First Supplemental Indenture, dated as of September 7, 2016, by and among Revlon Consumer Products Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Revlon, Inc. filed with the SEC on September 9, 2016).

4.5
Joinder Agreement to the Registration Rights Agreement, dated as of September 7, 2016, by and among Revlon Consumer Products Corporation, the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., as representatives of the initial purchasers (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Revlon, Inc. filed with the SEC on September 9, 2016).

10.1	Consulting Agreement between the Company and E. Scott Beattie, dated November 3, 2016.
10.2	Restricted Stock Unit Agreement between the Company and E. Scott Beattie, dated November 3, 2016.
10.3
Term Loan Agreement, dated as of September 7, 2016, by and among Revlon Consumer Products Corporation, Revlon, Inc. (solely for the purposes set forth therein), certain lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Revlon, Inc. filed with the SEC on September 9, 2016).

10.4
Asset-Based Revolving Credit Agreement, dated as of September 7, 2016, by and among Revlon Consumer Products Corporation, certain local borrowing subsidiaries from time to time party thereto, Revlon, Inc. (solely for the purposes set forth therein), certain lenders and issuing lenders party thereto and Citibank, N.A., as administrative agent, collateral agent, issuing lender and swingline lender (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Revlon, Inc. filed with the SEC on September 9, 2016).

10.5
Term Loan Guarantee and Collateral Agreement, dated as of September 7, 2016, made by each of the signatories thereto in favor of Citibank, N.A., as collateral agent, for the benefit of the Secured Parties under the Term Loan Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Revlon, Inc. filed with the SEC on September 9, 2016).

10.6
Holdings Term Loan Guarantee and Pledge Agreement, dated as of September 7, 2016, made by Revlon, Inc. in favor of Citibank, N.A., as collateral agent, for the benefit of the Secured Parties under the Term Loan Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Revlon, Inc. filed with the SEC on September 9, 2016).

10.7
ABL Guarantee and Collateral Agreement, dated as of September 7, 2016, made by each of the signatories thereto in favor of Citibank, N.A., as collateral agent, for the benefit of the Secured Parties under the Asset-Based Revolving Credit Agreement (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Revlon, Inc. filed with the SEC on September 9, 2016).

10.8
Holdings ABL Guarantee and Pledge Agreement, dated as of September 7, 2016, made by Revlon, Inc. in favor of Citibank, N.A., as collateral agent, for the benefit of the Secured Parties under the Asset-Based Revolving Credit Agreement (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Revlon, Inc. filed with the SEC on September 9, 2016).

10.9
ABL Intercreditor Agreement, dated as of September 7, 2016, among Citibank, N.A., as ABL Agent, Citibank, N.A., as Initial Term Loan Agent, Revlon, Inc., Revlon Consumer Products Corporation, each subsidiary listed therein or that becomes a party thereto and each Other Term Loan Agent from time to time party thereto (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Revlon, Inc. filed with the SEC on September 9, 2016).

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

10.10
Preferred Stock Repurchase and Warrant Cancellation Agreement, dated June 16, 2016, by and among Revlon, Inc., Revlon Consumer Products Corporation, RR Transaction Corp., Elizabeth Arden, Inc., Nightingale Onshore Holdings L.P. and Nightingale Offshore Holdings L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Revlon, Inc. filed with the SEC on June 17, 2016).

*31.1	Certification of Fabian T. Garcia, Chief Executive Officer, dated November 4, 2016, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Juan R. Figuereo, Chief Financial Officer, dated November 4, 2016, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1 (furnished herewith)	Certification of Fabian T. Garcia, Chief Executive Officer, dated November 4, 2016, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (furnished herewith)	Certification of Juan R. Figuereo, Chief Financial Officer, dated November 4, 2016, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*Filed herewith.

S I G N A T U R E S
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 4, 2016

Revlon Consumer Products Corporation
(Registrant)

By: /s/ Fabian T. Garcia	By: /s/ Juan R. Figuereo	By: /s/ Siobhan Anderson
Fabian T. Garcia	Juan R. Figuereo	Siobhan Anderson
President,	Executive Vice President and	Senior Vice President,
Chief Executive Officer and	Chief Financial Officer	Chief Accounting Officer,
Director		Corporate Controller, Treasurer
and Investor Relations