Form 10-K
period 2016-12-31
REVLON CONSUMER PRODUCTS CORP
filed 2017-03-03
CIK 890547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K

(Mark One)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant is not applicable as all 5,260 outstanding shares of the registrant's common stock were held by one affiliate, Revlon, Inc., at December 31, 2016.

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K as, among other things, all of the registrant's equity securities are owned directly by Revlon, Inc., which is a reporting company under the Securities Exchange Act of 1934 and which has filed with the SEC on March 3, 2017 all of the material required to be filed pursuant to Section 13, 14, or 15(d) thereof and the registrant is therefore filing this Form 10-K with a reduced disclosure format, which omits the information otherwise required by Items 10, 11, 12 and 13 as permitted under General Instruction I(2)(c) on Form 10-K.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
Form 10-K
For the Year Ended December 31, 2016
Table of Contents

PART I
Item 1.	Business	2
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	25
Item 2.	Properties	25
Item 3.	Legal Proceedings	26
Item 4.	Mine and Safety Disclosures	26

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27
Item 6.	Selected Financial Data	27
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 8.	Financial Statements and Supplementary Data	53
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	53
Item 9A.	Controls and Procedures	54
Item 9B.	Other Information	54

PART III
Item 10.	Directors, Executive Officers and Corporate Governance (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)	56
Item 11.	Executive Compensation (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)	56
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)	56
Item 13.	Certain Relationships and Related Transactions, and Director Independence (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)	56
Item 14.	Principal Accountant Fees and Services	56

PART IV
Item 15.	Exhibits and Financial Statement Schedules	58
	Index to Consolidated Financial Statements and Schedules	F-1
	Report of Independent Registered Public Accounting Firm (Consolidated Financial Statements)	F-2
	Financial Statements	F-3
	Financial Statement Schedule: Schedule II - Valuation and Qualifying Accounts	F-72
Item 16.	Form 10-K Summary	F-71
	Signatures	F-73
	Certifications
	Exhibits

PART I - FINANCIAL INFORMATION

Item 1. Business

Background
Revlon Consumer Products Corporation ("Products Corporation" and together with its subsidiaries, the "Company") is the wholly-owned operating subsidiary of Revlon, Inc. ("Revlon"), which is an indirect majority-owned subsidiary of MacAndrews & Forbes Incorporated (together with certain of its affiliates other than Revlon and the Company, "MacAndrews & Forbes"), a corporation wholly-owned by Ronald O. Perelman.
The Company was founded over 85 years ago by Charles Revson, who revolutionized the cosmetics industry by introducing nail enamels matched to lipsticks in fashion colors. Today, the Company continues Revson's legacy by producing and marketing innovative products that address consumers' wants and needs for beauty and personal care products.
The Company operates in four reporting segments: the consumer division (“Consumer”); the professional division (“Professional”); Elizabeth Arden; and Other. The Elizabeth Arden segment consists entirely of the business acquired pursuant to Products Corporation's September 7, 2016 acquisition of Elizabeth Arden, Inc. ("Elizabeth Arden," the "Elizabeth Arden Acquisition" and the "Elizabeth Arden Acquisition Date," respectively). The Professional segment consists entirely of the business acquired pursuant to Products Corporation's October 9, 2013 acquisition of The Colomer Group Participations, S.L., a Spanish company now known as Beautyge Participations, S.L. ("Colomer," the "Colomer Acquisition" and the "Colomer Acquisition Date," respectively). The Other segment includes the business acquired pursuant to the Company's April 2015 acquisition of the CBBeauty Group and certain of its related entities (collectively "CBB" and, such transaction, the "CBB Acquisition").
The Company is a leading global beauty company with an iconic portfolio of brands. The Company develops, manufactures, markets, distributes and sells worldwide an extensive array of beauty and personal care products, including color cosmetics, hair color, hair care and hair treatments, fragrances, skin care, beauty tools, men’s grooming products, anti-perspirant deodorants and other beauty care products across a variety of distribution channels. The Company is building a combined organization that is entrepreneurial, agile and boldly creative, with a passion for beauty. The Company has strategic brand builders, developing a diverse portfolio of iconic brands that delight consumers around the world wherever and however they shop for beauty. The Company strives to be an ethical company that values inclusive leadership and is committed to sustainable and responsible growth.
The Company’s Consumer segment is comprised of products that are marketed, distributed and sold in large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, the Internet/e-commerce, television shopping, department stores, one-stop shopping beauty retailers, specialty cosmetic stores and perfumeries in the U.S. and internationally under brands such as Revlon, Almay, SinfulColors and Pure Ice in cosmetics; Revlon ColorSilk in women’s hair color; Revlon in beauty tools; and Mitchum in anti-perspirant deodorants. The Consumer segment also includes a skin care line under the Natural Honey brand and hair color line under the Llongueras brand (licensed from a third party), that are sold in large volume retailers and other retailers, primarily in Spain. In October 2015 and in May 2016, the Company completed the Cutex U.S. Acquisition and the Cutex International Acquisition (each as hereinafter defined) and the results of operations relating to the sales of Cutex nail care products are included within the Consumer segment.
The Company’s Professional segment markets, distributes and sells professional products primarily to hair and nail salons and professional salon distributors in the U.S. and internationally under brands such as Revlon Professional in hair color, hair care and hair treatments; CND in nail polishes and nail enhancements, including CND Shellac and CND Vinylux nail polishes; and American Crew in men’s grooming products. The Professional segment also includes a multi-cultural hair care line consisting of Creme of Nature hair care products, which are sold in both professional salons and in large volume retailers and other retailers, primarily in the U.S.
The Elizabeth Arden segment markets, distributes and sells fragrances, skin care and color cosmetics to prestige retailers, specialty stores, the mass retail channel, distributors, perfumeries, department stores, boutiques, travel retailers and other retailers in the U.S. and internationally, as well as direct sales to consumers via its Elizabeth Arden Red Door branded retail stores, Elizabeth Arden.com e-commerce business and Elizabeth Arden Red Door Spa beauty salons and spas under brands such as Skin Illuminating, SUPERSTART, Prevage, Eight Hour Cream, Elizabeth Arden Ceramide and Visible Difference in the Elizabeth Arden skin care brands; Elizabeth Arden Red Door, Elizabeth Arden  5th Avenue, Elizabeth Arden Green Tea and UNTOLD in Elizabeth Arden fragrances; Juicy Couture, John Varvatos and Wildfox Couture in designer fragrances; and Curve, Elizabeth Taylor, Britney Spears, Christina Aguilera, Halston, Ed Hardy, Geoffrey Beene, Alfred Sung, Giorgio Beverly Hills, Lucky Brand, PS Fine Cologne for Men, White Shoulders and Jennifer Aniston in heritage fragrances.
The Other segment includes the operating results of the CBB business and related purchase accounting for the CBB Acquisition. CBB develops, markets and distributes fragrances and other beauty products under various celebrity, lifestyle and fashion brands

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

licensed from third parties, principally through department stores and selective distribution in international territories. The results included within the Other segment are not material to the Company’s consolidated results of operations.
Our Business Strategy for Value Creation
Our strategy is based on three key pillars:
Strengthen Our Portfolio of Brands. The Company intends to continue to develop the leadership and aspiration for our flagship brands; Revlon, Elizabeth Arden and Almay. The Company is continuing to develop our product offerings across beauty segments with a focus on large and/or fast growing categories. We are leveraging our creativity, insights and agility to accelerate innovation to develop trend-relevant and first-of-its kind beauty solutions. We aim to delight our customers with high performing products, superior services and unique experiences that exceed their expectations. And we will continue to communicate our brands' heritage, expertise and purpose to create authentic, meaningful and lasting connections with consumers of all ages.
Strategically Expand Consumer's Access to Our Brands. The Company is taking steps to ensure that consumers have real-time access to our brands wherever and however they shop for beauty. We are strengthening and diversifying our channels, especially direct to consumer. We are accelerating our development in high-growth channels, with a focus on specialty e-commerce and m-commerce. Our goal is to continue to win in traditional channels (including mass, drug, selective and department stores) and expand our combined reach into travel retail. The Company is taking actions to strengthen its position in the U.S., to ensure our growth base, and expand into untapped geographic regions, with a focus on growth in Asia.
Develop a Cost Structure That Fuels Investment in Our Brands. The Company aims to grow profitably, improve its operating performance and align its strategic investments behind the biggest growth opportunities and innovation that differentiates our brands. We continue to improve our category mix by shifting toward higher gross margin categories (e.g., skin care and fragrance) and we aim to reduce product returns, markdowns and inventory levels. Our objective is to optimize resource allocation.

Recent Transactions
The Elizabeth Arden Acquisition
On the Elizabeth Arden Acquisition Date, the Company completed the Elizabeth Arden Acquisition for a total cash purchase price of $1,034.3 million, pursuant to an agreement and plan of merger (the "Merger Agreement") by and among Revlon, Products Corporation, RR Transaction Corp. ("Acquisition Sub," then a wholly-owned subsidiary of Products Corporation), and Elizabeth Arden. On the Acquisition Date, Elizabeth Arden merged (the “Merger”) with and into Acquisition Sub, with Elizabeth Arden surviving the Merger as a wholly-owned subsidiary of Products Corporation. The Company anticipates achieving growth through opportunities presented by the combined company’s expanded sales channels and geographies, a broadened product portfolio and cost synergy opportunities. The results of operations of Elizabeth Arden are included in the Company’s Consolidated Financial Statements commencing on the Elizabeth Arden Acquisition Date. For the net sales and segment profit related to Elizabeth Arden operations for the period from the Elizabeth Arden Acquisition Date through December 31, 2016, refer to the Elizabeth Arden segment disclosure in Note 19, "Segment Data and Related Information."
In December 2016, in connection with integrating the Elizabeth Arden and Revlon organizations, the Company determined to begin the process of implementing certain integration activities, including consolidating offices, eliminating certain duplicative activities and streamlining back-office support, (the “EA Integration Restructuring Program”). The EA Integration Restructuring Program is designed to reduce the Company’s selling, general and administrative ("SG&A") expenses. As a result of the EA Integration Restructuring Program, the Company expects to eliminate approximately 350 positions worldwide and expects to recognize approximately $65 million to $75 million of total pre-tax restructuring and related charges (the “EA Integration Restructuring Charges”), consisting of: (i) approximately $40 million to $50 million of employee-related costs, including severance, retention and other contractual termination benefits; (ii) approximately $15 million of lease termination costs; and (iii) approximately $10 million of other related charges.
As a result of the EA Integration Restructuring Program, as well as other actions related to integrating the Elizabeth Arden organization into the Company’s business, the Company has identified annualized synergies and cost reductions of approximately $190 million. The approximately $190 million of expected annualized synergies and cost reductions are expected to be generated over a multi-year period, with approximately 90% expected to be achieved by the end of 2020. For 2016, the Company realized approximately $3 million of these annualized cost reductions, which primarily benefited the Elizabeth Arden segment results.
See Note 2, "Business Combinations," and Note 3, "Restructuring Charges - EA Integration Restructuring Program," to the Consolidated Financial Statements in this Form 10-K for further details on the Elizabeth Arden Acquisition and the EA Integration Restructuring Program.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Acquisition of Cutex International
On May 31, 2016 (the “Cutex International Acquisition Date”), the Company completed the acquisition of certain international Cutex businesses ("Cutex International") from Coty Inc. (the "Cutex International Acquisition"), which primarily operate in Australia and the United Kingdom (the "U.K."), and related assets for total cash consideration of $29.1 million. Following the Company's October 2015 acquisition of the Cutex business and related assets in the U.S. (the "Cutex U.S. Acquisition"), combined with other Cutex businesses that the Company acquired in 1998, the Cutex International Acquisition completed the Company's global consolidation of the Cutex brand, enhancing and complementing the Company's existing portfolio of nail care products. The Cutex International results of operations are included in the Company’s Consolidated Financial Statements commencing on the Cutex International Acquisition Date. See Note 2, "Business Combinations," to the Consolidated Financial Statements in this Form 10-K for further details related to the Cutex International Acquisition.

Debt-Related Transactions
In connection with and substantially concurrently with the closing of the Elizabeth Arden Acquisition, Products Corporation entered into (i) a 7-year $1,800.0 million senior secured term loan facility (the “2016 Term Loan Facility” and such agreement being the “2016 Term Loan Agreement”); and (ii) a 5-year $400.0 million senior secured asset-based revolving credit facility (the “2016 Revolving Credit Facility,” with such agreement being the “2016 Revolving Credit Facility Agreement” and together with the 2016 Term Loan Agreement, the "2016 Credit Agreements" and with the 2016 Revolving Credit Facility together with the 2016 Term Loan Facility, being the “2016 Senior Credit Facilities”). As part of financing the Elizabeth Arden Acquisition, in August 2016, Products Corporation also completed the issuance of $450.0 million aggregate principal amount of 6.25% Senior Notes due 2024 (the “6.25% Senior Notes” and the “6.25% Senior Notes Offering,” respectively), which funds were released from escrow on the Elizabeth Arden Acquisition Date. In connection with entering into the 2016 Senior Credit Facilities, Products Corporation maintained on the 2016 Term Loan Facility its existing floating-to-fixed 2013 Interest Rate Swap (as hereinafter defined) based on a notional amount of $400 million that previously applied to Products Corporation’s Old Acquisition Term Loan (as defined below), which loan was refinanced in full in connection with Products Corporation's consummation of the 2016 Senior Credit Facilities and the 6.25% Senior Notes Offering.
The proceeds of Products Corporation's 6.25% Senior Notes Offering and the 2016 Term Loan Facility, together with approximately $35.0 million of borrowings under the 2016 Revolving Credit Facility, and approximately $126.7 million of cash on hand, were used: (A) to fund the Elizabeth Arden Acquisition including: (i) repurchasing the entire $350.0 million aggregate principal amount outstanding of Elizabeth Arden's then-existing Senior Notes (the "Elizabeth Arden Senior Notes"); (ii) repaying the entire $142.0 million aggregate principal amount of borrowings outstanding as of the Elizabeth Arden Acquisition Date under Elizabeth Arden’s $300.0 million revolving credit facility (which facility was terminated upon such repayment); (iii) repaying the entire $25.0 million aggregate principal amount of borrowings outstanding as of the Elizabeth Arden Acquisition Date under Elizabeth Arden's second lien credit facility (which facility was terminated upon such repayment); and (iv) retiring the entire $55.0 million liquidation preference of all 50,000 shares of Elizabeth Arden's issued and outstanding preferred stock (which amount included a $5.0 million change of control premium); and (B) to completely refinance and repay all of the $651.4 million in aggregate principal balance outstanding under Products Corporation’s then-existing 2011 term loan (the "2011 Term Loan") and all of the $658.6 million in aggregate principal balance outstanding under Products Corporation’s 2013 term loan that was incurred in connection with completing the Colomer Acquisition (each of which facilities were terminated upon such repayment) (the "Old Acquisition Term Loan" and together with the 2011 Term Loan, the "Old Term Loan Agreement" and the "Old Term Loan Facility," respectively). The Company did not incur any material early termination penalties in connection with repaying the Old Term Loan Facility or the Elizabeth Arden indebtedness and preferred stock.
In February 2016, Products Corporation prepaid $23.2 million of indebtedness, then outstanding under the Old Term Loan Facility, representing 50% of its 2015 “excess cash flow” as defined by, and as required under, the Old Term Loan Agreement. The prepayment was applied on a ratable basis between the principal amounts outstanding under the 2011 Term Loan and the Old Acquisition Term Loan. The amount of the prepayment that was applied to the 2011 Term Loan reduced the principal amount outstanding by $11.5 million to $651.4 million (as all amortization payments under the 2011 Term Loan had been paid). The $11.7 million that was applied to the Old Acquisition Term Loan reduced Products Corporation's future annual amortization payments such loan on a ratable basis from $6.9 million prior to the prepayment to $6.8 million after giving effect to the prepayment.
See Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources – Long-Term Debt Instruments” for further discussion of the above debt transactions.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Products
The Company develops, manufactures, markets, distributes and sells a variety of beauty and personal care products worldwide. The following table sets forth the Company's principal brands that are included in its Consumer, Professional, Elizabeth Arden and Other segments by product category:

Segment	COSMETICS	HAIR	MEN'S GROOMING	BEAUTY TOOLS	FRAGRANCES		ANTI-PERSPIRANT DEODORANTS	SKIN CARE / BODY CARE
					Owned	Licensed*
Consumer	Revlon	Revlon ColorSilk		Revlon	Charlie		Mitchum	Gatineau
	Almay	Llongueras*			Jean Naté			Natural Honey
SinfulColors
Pure Ice
Cutex

Professional	CND	Revlon Professional	American Crew
		Intercosmo	d:fi
Orofluido
UniqOne
Creme of Nature

Elizabeth Arden	Elizabeth Arden				Curve	Elizabeth Taylor		Visible Difference
					Giorgio Beverly Hills	Britney Spears		SUPERSTART
					Halston	Ed Hardy		Prevage
					Elizabeth Arden 5th Avenue	Jennifer Aniston		Eight Hour Cream
					Elizabeth Arden Green Tea	Lucky Brand		Elizabeth Arden Pro
					Red Door	Geoffrey Beene		Elizabeth Arden Ceramide
					Always Red	Alfred Sung
					White Shoulders	Christina Aguilera
					PS Fine Cologne for Men	Juicy Couture
John Varvatos
Wildfox Couture
Mariah Carey
*Licensed from a third party

The Company operates in four operating segments: Consumer; Professional; Elizabeth Arden; and Other, which also comprise the Company's reportable segments. For certain information regarding the Company's segments and foreign and domestic operations, refer to Note 19, “Segment Data and Related Information,” to the Company’s Audited Consolidated Financial Statements in this Form 10-K.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Consumer Segment:
The Company’s Consumer segment includes cosmetics, hair color and hair care, beauty tools, fragrances, anti-perspirant deodorants and skin care products sold in approximately 150 countries in large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, the Internet/e-commerce, television shopping, department stores, one-stop shopping beauty retailers, specialty cosmetics stores and perfumeries in the U.S. and internationally.
Cosmetics - The Company manufactures and markets a broad range of cosmetics, including face, lip, eye and nail products. Certain of the Company’s products incorporate patented, patent-pending or proprietary technology. See “Research and Development.”

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

◦	Revlon Age Defying, which consists of face makeup for women in the over-35 age bracket, with ingredients to help reduce the appearance of fine lines and wrinkles;

◦	Revlon Super Lustrous, which is the Company’s flagship wax-based lipcolor and is offered in a wide variety of shades of lipstick and lip gloss; and

◦
Revlon Mascara, which consists of a collection of five mascaras, each with a distinct lash benefit including lash definition, length, volume, magnified volume and length, and a high impact all-in-one formula.

•
Almay: The Company’s Almay brand consists of hypo-allergenic, dermatologist-tested, fragrance-free cosmetics and skin care products. The Almay brand is comprised of face makeup, including foundation, pressed powder, primer and concealer; eye makeup, including eye shadows, mascaras and eyeliners; lip makeup; and makeup removers. Key franchises within the Almay brand include Almay Smart Shade in face; Almay Intense i-Color in eye; and Almay Color + Care in lip.

•	SinfulColors and Pure Ice: The Company’s SinfulColors and Pure Ice brands consist primarily of value-priced nail enamels, available in many bold, vivid and on-trend colors.

•	Cutex: The Company's Cutex brand consists of a full range of nail care products, including nail polish remover, nail enamels, nail tools and hand and nail care treatments.
Hair - The Company sells both hair color and hair care products throughout the world to large volume retailers and other retailers, primarily under the Company's Revlon ColorSilk franchise, as well as under the premium priced Llongueras brand (licensed from a third party) in Spain. Revlon ColorSilk products provide radiant, long-lasting color that leaves hair nourished, hydrated and ultra-conditioned.
Beauty tools - The Company sells Revlon beauty tools, which include nail, eye and manicure and pedicure grooming tools, eye lash curlers and a full line of makeup brushes under the Revlon brand name.
Fragrances - The Company sells a selection of moderately-priced fragrances in its Consumer segment, including perfumes, eau de toilettes, colognes and body sprays. The Company’s fragrance portfolio within its Consumer segment includes fragrances under globally-recognized brand names such as Charlie and Jean Naté.
Anti-perspirant deodorants - The Company sells Mitchum anti-perspirant deodorant products for men and women, with patented ingredients that provide consumers with up to 48 hours of protection.
Skin care - Within its Consumer segment, the Company sells certain skin care products in the U.S. and in other countries under various regional brands, including the Company’s Natural Honey and Gatineau brands.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Professional Segment:
The Company’s Professional segment includes a comprehensive lineup of products sold to hair and nail salons and professional salon distributors, including hair color, shampoos, conditioners, styling products, nail polishes and nail enhancements. The Professional segment also includes a multi-cultural line sold in both professional salons, large volume retailers and other retailers.
Professional brands -

•
Revlon Professional: The Company’s Revlon Professional brand includes hair color, hair care and hair treatment products that are distributed exclusively to professional salons, salon professionals and salon distributors and are sold in more than 80 countries. Revlon Professional is synonymous with innovation, fashion and technology to service the most creative salon professionals and their clients. Revlon Professional salon products include Revlonissimo NMT, Nutri Color Creme, Sensor Perm and Revlon Professional Equave.

•
American Crew and d:fi: The Company sells men’s shampoos, conditioners, gels and other hair care and men's grooming products for use and sale by professional salons under the American Crew brand name. American Crew is the “Official Supplier to Men” of quality grooming products that provide the ultimate usage experience and enhance a man’s personal image. American Crew is the leading salon brand created specifically for men and is sold in more than 50 countries. The Company also sells unisex hair products under the d:fi brand, which is a value-priced full line of cleansing, conditioning and styling products.

•
CND: The Company sells nail enhancement systems and nail color and treatment products and services for use by the professional nail salon industry under the CND brand name. CND-branded professional nail, hand and foot care products are sold in more than 80 countries. CND nail products include:

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

Elizabeth Arden Segment:
The Elizabeth Arden segment is comprised of an extensive portfolio including the following:

•
Elizabeth Arden: Elizabeth Arden produces skin care, color cosmetics and fragrances under the Elizabeth Arden brand, including Visible Difference, Ceramide, SUPERSTART, Prevage, Eight Hour Cream, Red Door, Green Tea, 5th Ave and Always Red.

•
Heritage, Designer, and Celebrity Fragrances: Elizabeth Arden’s heritage fragrances include a number of core brands, including Britney Spears, Christina Aguilera, Elizabeth Taylor, Curve, Giorgio Beverly Hills, Ed Hardy, Jennifer Aniston, Lucky Brand, PS Fine Cologne for Men, Halston, Geoffrey Beene, Alfred Sung and White Shoulders. Designer fragrance brands include Juicy Couture, John Varvatos and Wildfox Couture. Celebrity fragrances include Mariah Carey.

Elizabeth Arden also distributes approximately 260 additional prestige fragrance brands owned by third parties. These products are typically sold to retailers in the U.S. and internationally, including prestige retailers and specialty stores and mass retailers, including mid-tier and chain drug retailers and other international and travel retailers.

Other Segment:
The Company’s Other segment primarily includes the distribution of prestige, designer and celebrity fragrances, cosmetics and skin care products, such as La Perla branded products.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Marketing
In its Consumer segment, the Company markets its extensive product lines covering a broad range of price points within large volume retailers in the U.S. and within large volume retailers and other retailers internationally.
The Company uses social media and other digital marketing, television, outdoor and print advertising and public relations, as well as point-of-sale merchandising, including displays and samples, coupons and other trial incentives. The Company coordinates its marketing and advertising campaigns, such as its Revlon Choose Love and its new The Love Project campaigns, with in-store promotional and other marketing activities. The Company develops, jointly with retailers, customized, tailored point-of-purchase and other focused marketing programs.
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
The Company believes that its presence in professional salons benefits the marketing and sale of its products in its other segments as it enables the Company to improve its anticipation of consumer trends in many of its other product categories, such as hair color, hair care, nail color, nail care and skin care, as these trends often appear first in salons. The Professional business also provides the Company with broader brand, geographic coverage and retail diversification beyond large volume retailers, among others.
In the Elizabeth Arden segment, the Company’s approach is focused on generating strong retailer and consumer demand across the segment’s key brands. The Company emphasizes a competitive marketing mix for each brand and implements plans that are designed to ensure that each brand's positioning is carried through consistently across all consumer touch points. The Company employs traditional consumer reach vehicles, such as television and magazine print advertising, and is increasingly leveraging new media, such as social networking and mobile and digital applications, so that it is able to engage with its consumers through their personal preferred technologies. The Elizabeth Arden segment’s marketing programs are also integrated with significant cooperative advertising programs that the Company plans and executes with its retailers, often linked with new product innovation and promotions.
Additionally, the Company maintains many brand-specific separate websites, such as www.revlon.com, www.elizabetharden.com, www.almay.com, www.revloncolorsilk.com, www.revlonprofessional.com, www.americancrew.com, www.cnd.com and www.mitchum.com, devoted to the Revlon, Elizabeth Arden, Almay, Revlon ColorSilk, Revlon Professional, American Crew, CND and Mitchum brands, respectively. Each of these websites feature product and promotional information for the brands and are updated regularly to stay current with the Company's new product launches and other marketing, advertising and promotional campaigns.

Research and Development
The Company believes that it is an industry leader in the development of innovative and technologically-advanced cosmetics and beauty products. The Company's marketing and research and development groups identify consumer needs and shifts in consumer preferences in order to develop new products, introduce line extensions and promotions and redesign or reformulate existing products to satisfy consumers' needs and preferences. The Company's research and development group is comprised of departments specialized in the technologies critical to many of the Company's product lines. The Company also utilizes specialty laboratories and manufacturers in its supply chain for the development of certain new products, such as fragrances and skin care. The Company continues to refine its rigorous process for the ongoing development and evaluation of new product concepts, led by executives in marketing, sales, research and development, and including input from operations, law and finance. This process has created a comprehensive, long-term portfolio strategy that is intended to optimize the Company's ability to regularly launch innovative new product offerings and to effectively manage the Company’s product portfolio.
The Company operates an extensive research and development facility in Edison, New Jersey for products within its Consumer and Elizabeth Arden segments. The Company has research facilities for its Professional segment in the U.S. (in California and Florida), Spain and Mexico. The scientists at these various facilities are responsible for performing all of the Company’s research and development activities for new products, ideas, concepts and packaging. The Company’s package development and engineering function is also part of the greater research and development organization and fosters a strong synergy of package and formula development, which is integral to a product’s success. The research and development group performs extensive safety and quality

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

testing on the Company’s products, including toxicology, microbiology, efficacy and package testing. Additionally, quality control testing is performed at each of the Company’s manufacturing facilities.
As of December 31, 2016, the Company employed approximately 200 people in its research and development activities, including specialists in pharmacology, toxicology, chemistry, microbiology, engineering, biology, dermatology and quality control. In 2016, 2015 and 2014, the Company spent $37.0 million, $31.2 million and $31.6 million, respectively, on research and development activities.

Manufacturing and Related Operations and Raw Materials
During 2016, the Company’s products within the Consumer and Professional segments were produced at the Company’s facilities in the U.S. (North Carolina and Florida), South Africa, Spain, Italy and Mexico, and at third-party facilities around the world. Products within the Elizabeth Arden segment were produced at third-party suppliers and contract manufacturers in the U.S. and Europe.
The Company continually reviews its manufacturing needs against its manufacturing capacities to identify opportunities to reduce costs and to operate more efficiently. The Company purchases raw materials and components throughout the world, and continuously pursues reductions in cost of goods through the global sourcing of raw materials and components from qualified vendors, utilizing its purchasing capacity to optimize cost reductions. The Company’s global sourcing strategy for materials and components from qualified vendors is also designed to ensure that the Company maintains a continuous supply of high quality raw materials and components. The Company believes that alternate sources of raw materials and components exist and does not anticipate any significant shortages of, or difficulty in obtaining, such materials. (See Item 1A. “Risk Factors - The Company depends on its Oxford, North Carolina facility for production of a substantial portion of its products within the Consumer segment. Disruptions at this facility and/or at other Company or third party facilities at which the Company's products are manufactured for its Consumer, Elizabeth Arden and Professional segments, could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.”)

Distribution
The Company's products are sold in approximately 150 countries across six continents. The Company utilizes a dedicated sales force in those countries where the Company maintains operations, and also utilizes sales representatives and independent distributors to serve certain territories and retailers. (See Item 1A. “Risk Factors - The Company depends on a limited number of customers for a large portion of its net sales, and the loss of one or more of these customers could reduce the Company's net sales and have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows” and "Competition in the beauty industry could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.")
United States. Net sales in the U.S. accounted for approximately 54% of the Company's 2016 net sales, which were made in multiple channels, including retail, Internet/e-commerce and specialty cosmetics stores. The Company also sells a broad range of beauty products to U.S. Government military exchanges and commissaries. The Company licenses its Revlon trademark to select manufacturers for complementary beauty-related products and accessories that the Company believes have the potential to extend the Company's brand names and image. The Elizabeth Arden and Red Door trademarks are also licensed to a third party in which the Company has a minority interest for the operation of the Elizabeth Arden Red Door Spa beauty salons and spas through which Elizabeth Arden products are sold and which also enables the Company to leverage the unique Red Door Spa heritage to generate both organic and innovation-driven growth. As of December 31, 2016, 11 of such licenses were in effect for 21 categories of beauty- and fashion-related products and services. Pursuant to such licenses, the Company retains strict control over product design and development, product and service quality, advertising and the use of its trademarks. These licensing arrangements offer opportunities for the Company to generate revenues and cash flow through royalties and renewal fees, some of which are prepaid from time to time.
In the Consumer segment, the Company’s retail merchandisers stock and maintain the Company's point-of-sale wall displays intended to ensure that high-selling SKUs are in stock and to ensure the optimal presentation of the Company's products in retailers. The Company’s products within its Professional segment are sold primarily through wholesale beauty supply distributors in the U.S. The Company's products within its Elizabeth Arden segment are sold through prestige retailers, the mass retail channel, perfumeries, boutiques, department and specialty stores, travel retailers and distributors, as well as direct sales to consumers via its Elizabeth Arden branded retail stores and e-commerce business. Elizabeth Arden products are also sold through the Elizabeth Arden Red Door Spa beauty salons and spas.
Outside of the United States. Net sales outside the U.S. accounted for approximately 46% of the Company's 2016 net sales. The three countries outside the U.S. with the highest net sales were Spain, the U.K. and Canada, which together accounted for

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

approximately 13% of the Company's 2016 net sales. The Company distributes its products within its Consumer segment through large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, the Internet/e-commerce, television shopping, department stores, one-stop shopping beauty retailers, specialty cosmetics stores and perfumeries. The Company’s products within its Professional segment are sold directly to hair and nail salons by the Company's direct sales force in countries where it has operations and through distributors in other countries outside the U.S. The Company's products within the Elizabeth Arden segment are sold to perfumeries, boutiques, department and specialty stores, travel retailers and distributors.
At December 31, 2016, the Company actively sold its products through wholly-owned subsidiaries established in 26 countries outside of the U.S. and through a large number of independent distributors and licensees elsewhere around the world.

Customers
The Company's principal customers for its Consumer segment include large volume retailers and chain drug stores, including such well-known retailers as Walmart, CVS and Target in the U.S., Shoppers DrugMart in Canada, A.S. Watson & Co. retail chains in Asia Pacific and Europe and Walgreens Boots Alliance in the U.S. and the U.K. Walmart and its affiliates worldwide accounted for approximately 17% of the Company's 2016 consolidated net sales. The Company's principal customers for its Professional segment include Beauty Systems Group, Salon Centric and Ulta Salon, Cosmetics & Fragrance, as well as individual hair and nail salons and other distributors to professional salons. The Company's principal customers for its Elizabeth Arden segment include prestige retailers, specialty stores and department stores such as Macy’s, Dillard’s, Ulta, Belk, Sephora, Bloomingdales and Nordstrom; U.S. mass retailers, including large volume and mid-tier retailers and chain drug stores, such as Walmart, Target, Kohl’s, Walgreens, CVS, and TJ Maxx and Marshalls; and international retailers, including prestige retailers, specialty stores, department stores, perfumeries and boutiques, such as Boots, Debenhams, Superdrug Stores, The Perfume Shop, Hudson’s Bay, Shoppers Drug Mart, Myer, Douglas and various travel retailers such as Nuance, Heinemann and World Duty Free. As is customary in the industry, none of the Company’s customers is under an obligation to continue purchasing products from the Company in the future.
The Company expects that Walmart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company's net sales. (See Item 1A. Risk Factors - "The Company depends on a limited number of customers for a large portion of its net sales, and the loss of one or more of these customers could reduce the Company's net sales and have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.”)

Competition
The Company's cosmetics, fragrance, skin care, hair and beauty care products business categories are highly competitive. The Company competes primarily by:

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

•	ensuring product availability through effective planning and replenishment collaboration with retailers and salons;

•	providing strong and effective advertising, marketing, promotion and merchandising support;

•	leveraging e-commerce and mobile commerce initiatives;

•	maintaining an effective sales force and distributor network; and

•	obtaining and retaining sufficient retail display and floor space, optimal in-store positioning and effective presentation of its products at retail and in salons.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

The Company competes in selected product categories against numerous multi-national manufacturers in both the Consumer and Professional segments, as well as with expanding private label and store-owned brands in the Consumer segment. In addition to products sold in large volume retailers, distributors, wholesalers, professional salons and demonstrator-assisted retailers, the Company's products also compete with products sold in prestige and department stores, television shopping, door-to-door, specialty stores, one-stop shopping beauty retailers, the Internet/e-commerce, perfumeries and other distribution outlets. The Company's competitors include, among others, L'Oréal S.A., The Procter & Gamble Company, Avon Products, Inc. & New Avon LLC, Coty Inc., Shiseido Co., Johnson & Johnson, Kao Corp., Henkel AG & Co., Mary Kay Inc., Hand & Nail Harmony, Inc., Oriflame Holding AG, Markwins International Corporation, Sephora (a division of LVMH Moët Henessy Louis Vuitton SE), Boots UK Limited and The Estée Lauder Companies Inc. (See Item 1A. “Risk Factors - Competition in the beauty industry could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.”)

Patents, Trademarks and Proprietary Technology
The Company considers trademark protection to be very important to its business. The Company’s trademarks are registered in the U.S. and in approximately 150 other countries. Significant trademarks include Revlon, Revlon ColorStay, Revlon PhotoReady, Revlon Super Lustrous, Almay, Almay Smart Shade, SinfulColors, Pure Ice, Mitchum, Charlie, Jean Naté, Cutex, Revlon ColorSilk, Revlon Professional, Intercosmo, Orofluido, UniqOne, American Crew, Creme of Nature, CND, CND Shellac, CND Vinylux, Gatineau and Natural Honey. With the acquisition of Elizabeth Arden, the Company now also owns or has rights to use other significant trademarks for the manufacture, marketing, distribution and sale of numerous fragrance, cosmetic and skin care brands in our Elizabeth Arden segment, including owned marks such as Elizabeth Arden, Elizabeth Arden Red Door, Elizabeth Arden 5th Avenue, Elizabeth Arden Always Red, Elizabeth Arden Green Tea, Visible Difference, Prevage, Eight Hour, SUPERSTART, UNTOLD, Giorgio Beverly Hills, Curve, Halston and Elizabeth Taylor and licensed trademarks such as Christina Aguilera, Britney Spears, Juicy Couture, Lucky Brand, John Varvatos, Alfred Sung, Geoffrey Beene, Ed Hardy, Jennifer Aniston, Mariah Carey and Wildfox Couture. The Company regularly renews its trademark registrations in the ordinary course of business.
The Company utilizes certain proprietary and/or patented technologies in the formulation, packaging or manufacture of a number of the Company’s products, including, among others, Revlon Age Defying cosmetics, Almay Smart Shade makeup, Revlon ColorSilk hair color, Prevage and the Elizabeth Arden Ceramide skin care lines, Mitchum anti-perspirant deodorants, CND Shellac nail color systems and CND Vinylux nail polishes. The Company considers its proprietary technology and patent protection to be important to its business.
The Company files patents in the ordinary course of business on certain of the Company’s new technologies. Utility patents in the U.S. are enforceable for at least 20 years and international patents are enforceable for 20 years. The patents that the Company currently has in place expire at various times between 2017 and 2034 and the Company expects to continue to file patent applications on certain of its technologies in the ordinary course of business in the future.

Government Regulation
The Company is subject to regulation by the Federal Trade Commission (the "FTC") and the Food and Drug Administration (the "FDA") in the U.S., as well as various other federal, state, local and foreign regulatory authorities, including those in the European Union (the "EU"), Canada and other countries in which the Company operates. The Company’s Oxford, North Carolina manufacturing facility is registered with the FDA as a drug manufacturing establishment, permitting the manufacture of cosmetics and other beauty-care products that contain over-the-counter drug ingredients, such as sunscreens, anti-perspirant deodorants and anti-dandruff hair-care products. Compliance with federal, state, local and foreign laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, a material effect on the Company's capital expenditures, earnings or competitive position. Regulations in the U.S., the EU, Canada and in other countries in which the Company operates that are designed to protect consumers or the environment have an increasing influence on the Company's product claims, ingredients and packaging. (See “Risk Factors - The Company’s products are subject to federal, state and international regulations that could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.”)

Employees
As of December 31, 2016, the Company employed approximately 7,300 people. As of December 31, 2016, approximately 20% of the Company's employees were covered by collective bargaining agreements. The Company believes that its employee relations are satisfactory.

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
Products Corporation’s substantial indebtedness, including the indebtedness it has incurred in connection with the Elizabeth Arden Acquisition, could adversely affect the Company’s operations and flexibility and Products Corporation’s ability to service its debt.
Products Corporation has a substantial amount of outstanding indebtedness. As of December 31, 2016 the Company’s total indebtedness was $2,756.8 million (or $2,692.0 million net of discounts and debt issuance costs), including: (i) $450.0 million in aggregate principal amount of its 6.25% Senior Notes; (ii) $500.0 million in aggregate principal amount of its 5.75% Senior Notes; (iii) nil of secured indebtedness under its 2016 Revolving Credit Facility; (iv) $1,795.5 million in aggregate principal amount of secured indebtedness under its 2016 Term Loan Facility; and (v) $11.3 million aggregate principal amount of other indebtedness. In addition, as of such date Products Corporation would have had the ability to incur an additional $378.8 million under its 2016 Revolving Credit Facility. If the Company is unable to maintain or increase its profitability and cash flow and sustain such results in future periods, it could adversely affect the Company's operations and Products Corporation's ability to service its debt and/or comply with the financial and/or operating covenants under its various debt instruments. (See also Item 1A. Risk Factors - "Restrictions and covenants in Products Corporation’s various debt instruments limit its ability to take certain actions and impose consequences in the event of failure to comply.")
The Company is subject to the risks normally associated with substantial indebtedness, including the risk that the Company’s profitability and cash flow will be insufficient to meet required payments of principal and interest under Products Corporation’s various debt instruments, and the risk that Products Corporation will be unable to refinance existing indebtedness when it becomes due or, if it is unable to comply with the financial or operating covenants under its various debt instruments, to obtain any necessary consents, waivers or amendments or that the terms of any such refinancing and/or consents, waivers or amendments will be less favorable than the current terms of such indebtedness. Products Corporation’s substantial indebtedness could also have the effect of:

•
limiting the Company’s ability to fund (including by obtaining additional financing) the costs and expenses of the execution of the Company’s business strategy (including activities related to the integration of the Elizabeth Arden business into the Company’s business), future working capital, capital expenditures, advertising, promotional and/or marketing expenses, new product development costs, purchases and reconfigurations of wall displays, acquisitions, acquisition integration costs, investments, restructuring programs and other general corporate purposes;

•
requiring the Company to dedicate a substantial portion of its cash flow from operations to payments on Products Corporation’s indebtedness, thereby reducing the availability of the Company’s cash flow for the execution of the Company’s business strategy and for other general corporate purposes;

•	placing the Company at a competitive disadvantage compared to its competitors that have less debt;

•	exposing the Company to potential events of default (if not cured or waived) under the financial and operating covenants contained in Products Corporation’s various debt instruments;

•	limiting the Company’s flexibility in responding to changes in its business and the industry in which it operates; and

•	making the Company more vulnerable in the event of adverse economic conditions or a downturn in its business.
Although agreements governing Products Corporation’s indebtedness, including the 2016 Credit Agreements and the Senior Notes Indentures, limit Products Corporation’s ability to borrow funds, under certain circumstances Products Corporation is allowed to borrow a significant amount of additional money, some of which, in certain circumstances and subject to certain limitations, could be secured indebtedness. To the extent that more debt is added to the Company's current debt levels, the risks described above would increase further.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Products Corporation’s ability to pay the principal amount of its indebtedness depends on many factors.
The 5.75% Senior Notes mature in 2021, the 2016 Revolving Credit Facility matures no later than 2021, the 2016 Term Loan Facility matures no later than 2023 and the 6.25% Senior Notes mature in 2024. Products Corporation currently anticipates that, in order to pay the principal amount of its outstanding indebtedness upon the occurrence of any event of default, or to repurchase any of the Senior Notes if a change of control occurs, or in the event that Products Corporation’s cash flows from operations are insufficient to allow it to pay the principal amount of its indebtedness by their respective maturity dates, the Company will be required to refinance some or all of Products Corporation’s indebtedness, seek to sell assets or operations, seek to sell additional debt securities of Products Corporation and/or seek additional capital contributions or loans from MacAndrews & Forbes, Revlon or from the Company’s other affiliates and/or third parties. The Company may be unable to take any of these actions due to a variety of commercial or market factors or constraints in Products Corporation’s various debt instruments, including, for example, market conditions being unfavorable for an equity or debt issuance, additional capital contributions or loans not being available from affiliates and/or third parties, or that the transactions may not be permitted under the terms of Products Corporation’s various debt instruments then in effect, including restrictions on the incurrence of additional debt, incurrence of liens, asset dispositions and/or related party transactions included in such debt instruments. Such actions, if ever taken, may not enable the Company to satisfy its cash requirements if the actions do not result in sufficient cost reductions or generate a sufficient amount of additional capital, as the case may be.
None of the Company’s affiliates are required to make any capital contributions, loans or other payments to Products Corporation regarding its obligations on its indebtedness. Products Corporation may not be able to pay the principal amount of its indebtedness using any of the above actions because, under certain circumstances, the 2016 Credit Agreements, the Senior Notes Indentures any of Products Corporation's other debt instruments and/or the debt instruments of Products Corporation’s subsidiaries then in effect may not permit the Company to take such actions. (See also Item 1A. Risk Factors - "Restrictions and covenants in Products Corporation’s various debt instruments limit its ability to take certain actions and impose consequences in the event of failure to comply").
The future state of the credit markets, including any volatility and/or tightening of the credit markets and reduction in credit availability, could adversely impact the Company’s ability to refinance or replace, in whole or in part, Products Corporation’s outstanding indebtedness by their respective maturity dates, which could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.
Restrictions and covenants in Products Corporation’s various debt instruments limit its ability to take certain actions and impose consequences in the event of failure to comply.
The agreements that govern Products Corporation's indebtedness, including the 2016 Credit Agreements and its Senior Notes Indentures, contain a number of significant restrictions and covenants that limit Products Corporation’s ability (subject in each case to limited exceptions) to, among other things:

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
These covenants affect Products Corporation’s operating flexibility by, among other things, restricting its ability to incur indebtedness that could be used to fund the costs of executing the Company’s business strategy and to grow the Company’s business, as well as to fund general corporate purposes.
Certain breaches under the 2016 Credit Agreements and/or the Senior Notes Indentures would permit the Company’s lenders to accelerate amounts outstanding thereunder. The acceleration of amounts outstanding under the 2016 Senior Credit Facilities and/or the Senior Notes Indentures would in certain circumstances constitute an event of default under the other instruments permitting amounts outstanding under such instruments to be accelerated. In addition, holders of the Senior Notes may require Products Corporation to repurchase their notes in the event of a change of control under the applicable indenture and a change of control would be an event of default under the 2016 Credit Agreements. Products Corporation may not have sufficient funds at the time of any such breach or change of control to repay, in full or in part, amounts outstanding under the 2016 Senior Credit Facilities or to repay, repurchase or redeem, in full or in part, the Senior Notes.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Events beyond the Company’s control could impair the Company’s operating performance, which could affect Products Corporation’s ability to comply with the terms of Products Corporation’s debt instruments. Such events may include decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty products; adverse changes in foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company’s competitors and/or decreased performance by third party suppliers; changes in consumer purchasing habits, including with respect to retailer preferences; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; less than anticipated results from the Company's existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company’s expenses, including, without limitation, those related to integrating the Elizabeth Arden business into the Company’s business, as well as those for pension expense under its benefit plans, advertising, promotional and/or marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the Company's anticipated level of expenses.
Under such circumstances, Products Corporation may be unable to comply with the requirements of one or more its various debt instruments, including any financial covenants in the 2016 Credit Agreements. If Products Corporation is unable to satisfy such requirements at any future time, Products Corporation would need to seek an amendment or waiver of such requirements. The respective lenders under the 2016 Credit Agreements may not consent to any amendment or waiver requests that Products Corporation may make in the future, and, if they do consent, they may only do so on terms that are unfavorable to Products Corporation and/or Revlon.
If Products Corporation is unable to obtain any such waiver or amendment, Products Corporation's inability to meet the requirements of the 2016 Credit Agreements would constitute an event of default under such agreements, which, under certain circumstances, would permit the bank lenders to accelerate the 2016 Senior Credit Facilities, and, under certain circumstances, would constitute an event of default under the Senior Notes Indentures. An event of default under the Senior Notes Indentures would permit the respective Notes Trustee or the Requisite Note Holders to accelerate payment of the principal and accrued, but unpaid, interest on the respective Senior Notes.
Products Corporation’s assets and/or cash flow and/or that of Products Corporation’s subsidiaries may not be sufficient to fully repay borrowings under its various debt instruments, either upon maturity or if accelerated upon an event of default or change of control, and if the Company is required to repay, repurchase and/or redeem, in whole or in part, amounts outstanding under its 2016 Senior Credit Facilities and/or its Senior Notes, it may be unable to refinance or restructure the payments on such debt. Further, if the Company is unable to repay, refinance or restructure its indebtedness under the 2016 Senior Credit Facilities, the lenders could proceed against the collateral securing that indebtedness, subject to certain conditions and limitations as set forth in the related intercreditor agreement. As described above, the consequences of complying with the foregoing restrictions, covenants and limitations under the Company’s various debt instruments could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.
Limits on Products Corporation's borrowing capacity under the 2016 Revolving Credit Facility may affect the Company's ability to finance its operations.
As of December 31, 2016, Products Corporation had nil outstanding under the 2016 Revolving Credit Facility. While the 2016 Revolving Credit Facility provides for up to $400.0 million of commitments, the Company’s ability to borrow funds under such facility is limited by a borrowing base determined relative to the value, from time to time, of certain eligible assets.
If the value of the Company's eligible assets is not sufficient to support the full $400.0 million borrowing base, Products Corporation will not have complete access to the entire commitment available under the 2016 Revolving Credit Facility, but rather would have access to a lesser amount as determined by the borrowing base. As Products Corporation continues to manage its working capital (including its inventory and accounts receivable, which are significant components of the eligible assets comprising the borrowing base), this could reduce the borrowing base under the 2016 Revolving Credit Facility. Further, if Products Corporation borrows funds under such facility, subsequent changes in the value or eligibility of the assets within the borrowing base could require Products Corporation to pay down amounts outstanding under such facility so that there is no amount outstanding in excess of the then-existing borrowing base.
The Company’s ability to borrow under the 2016 Revolving Credit Facility is also conditioned upon its compliance with other covenants in the agreements that govern the 2016 Senior Credit Facilities. Because of these limitations, the Company may not always be able to meet its cash requirements with funds borrowed under the 2016 Revolving Credit Facility, which could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.
At December 31, 2016, the aggregate principal amount outstanding under the 2016 Term Loan Facility was $1,795.5 million, with the Company having a liquidity position of $545.9 million consisting of $167.1 million of unrestricted cash and cash equivalents (net of any outstanding checks), as well as $378.8 million in available borrowings under Product Corporation's $400.0 million

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

2016 Revolving Credit Facility, based upon the borrowing base of $389.2 million, less $10.4 million of undrawn outstanding letters of credit and nil outstanding under the 2016 Revolving Credit Facility at such date.
If one or more lenders under the 2016 Revolving Credit Facility are unable to fulfill their commitment to advance funds to Products Corporation under such facility, it would impact the Company’s liquidity and, depending upon the amount involved and the Company’s liquidity requirements, it could have an adverse effect on the Company’s ability to fund its operations, which could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.
A substantial portion of Products Corporation's indebtedness is subject to floating interest rates.
A substantial portion of the Products Corporation's indebtedness is subject to floating interest rates, which makes the Company more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates or a downturn in the Company’s business. The Company has hedged some of its exposure to floating interest rates under its 2016 Term Loan Facility through its existing $400 million floating-to-fixed 2013 Interest Rate Swap. As of December 31, 2016, including the effect of the 2013 Interest Rate Swap, $1,356.5 million of Products Corporation’s total indebtedness or approximately 50% of its total indebtedness, was subject to floating interest rates.
As of December 31, 2016, the entire $1,795.5 million in aggregate principal amount outstanding under the 2016 Term Loan Facility bore interest, at Product Corporation’s option, at a rate per annum of LIBOR (which has a floor of 0.75%) plus a margin of 3.5% or an alternate base rate plus a margin of 2.5%, payable quarterly, at a minimum. As of December 31, 2016, nil in aggregate principal amount outstanding under the 2016 Revolving Credit Facility bore interest, at Products Corporation’s, at a rate per annum equal to either: (i) the alternate base rate plus an applicable margin equal to 0.25%, 0.50% or 0.75% depending on the average excess availability (based on the borrowing base as most recently reported by Products Corporation to the administrative agent from time to time); or (ii) the Eurocurrency rate plus an applicable margin equal to 1.25%, 1.50% or 1.75% depending on the average excess availability (based on the borrowing base as most recently reported by Products Corporation to the administrative agent from time to time). The applicable margin decreases as average excess availability under the 2016 Revolving Credit Facility increases. At December 31, 2016, LIBOR and the alternate base rate for the 2016 Term Loan Facility were 0.81% and 3.75%, respectively.
If any of LIBOR, the prime rate or the federal funds effective rate increases, Products Corporation’s debt service costs will increase to the extent that Products Corporation has elected such rates for its outstanding loans. Based on the amounts outstanding under the 2016 Senior Credit Facilities, and other short-term borrowings (which, in the aggregate, are Products Corporation’s only debt currently subject to floating interest rates) as of December 31, 2016, a 1% increase in LIBOR would increase the Company’s annual interest expense by $14.2 million. Increased debt service costs would adversely affect the Company’s cash flow and could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

The Company may not realize the anticipated synergies, net cost reductions and growth opportunities from the Elizabeth Arden Acquisition.

The benefits that the Company expects to achieve as a result of the Elizabeth Arden Acquisition will depend, in part, on the ability of the combined company to realize the anticipated synergies, net cost reductions and growth opportunities. The Company’s success in realizing these anticipated synergies, net cost reductions and growth opportunities, and the timing of this realization, largely depends on the successful integration of Elizabeth Arden’s historical business and operations into the Company’s historical business and operations. Even if the Company is successful in effectively integrating Elizabeth Arden’s businesses and operations into the Company’s business, the Company may not realize the full benefits of the anticipated synergies, net cost reductions and growth opportunities that the Company currently expects, whether due to unanticipated expenses, unavailability of liquidity to fund such expenses, trade conditions or other unforeseen events. Even if such synergy and other benefits are fully realized, they may not be realized within the anticipated time frame. Moreover, the Company expects to incur substantial expenses in connection with integrating Elizabeth Arden’s business into the Company’s business the amount of which is difficult to estimate accurately and may exceed the Company’s current estimates. Accordingly, the benefits expected from the Elizabeth Arden Acquisition may be offset by costs or delays incurred in integrating the businesses. The projected net cost reductions and synergies related to the Elizabeth Arden Acquisition are based on a number of assumptions relating to the Company’s business and Elizabeth Arden’s business. Those assumptions may be inaccurate, and, as a result, the Company’s projected net cost reductions and synergies may be inaccurate, and the Company's business, prospects, results of operations, financial condition and/or cash flows could be materially and adversely affected.

In connection with the Elizabeth Arden Acquisition, we have assumed potential liabilities relating to Elizabeth Arden’s business.

In connection with the Elizabeth Arden Acquisition, we have assumed potential liabilities relating to Elizabeth Arden’s business. To the extent we have not identified such liabilities or miscalculated their potential financial impact, these liabilities

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
The Company depends on its Oxford, North Carolina facility for production of a substantial portion of its products within the Consumer segment. Disruptions at this facility and/or at other Company or third party facilities at which the Company's products are manufactured for its Consumer, Elizabeth Arden and Professional segments, could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
The Company produces a substantial portion of its products at its Oxford, North Carolina facility. Significant unscheduled downtime at this facility, or at other Company facilities and/or third party facilities at which the Company's products are manufactured, whether due to equipment breakdowns, power failures, natural disasters, weather conditions hampering delivery schedules, intermittent technology disruptions or other disruptions, including those caused by transitioning manufacturing across these facilities, or any other cause could have a material adverse effect on the Company's ability to provide products to its customers, which could have a material adverse effect on the Company's sales, business, prospects, results of operations, financial condition and/or cash flows. Additionally, if product sales exceed the Company's forecasts, internal or third party production capacities and/or the Company's ability to procure sufficient levels of finished goods, raw materials and/or components from third party suppliers, the Company could, from time to time, not have an adequate supply of products to meet customer demands, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
Prior to the Elizabeth Arden Acquisition, Elizabeth Arden did not own or operate any manufacturing facilities and relied on third-party manufacturers and component suppliers to source and manufacture substantially all of its owned and licensed products and while certain consolidation will result from the Company's integration activities, we will continue to use third party manufacturers for the Elizabeth Arden segment in the future. Over the past several years, Elizabeth Arden consolidated the third-party manufacturers and component and materials suppliers that it uses. Elizabeth Arden also implemented a “turnkey” manufacturing process for substantially all of its products, as a result of which it relies on its third-party manufacturers for certain supply chain functions that it previously handled, such as component and raw materials planning, purchasing and warehousing. The Company's business, prospects, results of operations, financial condition and/or cash flows could be materially adversely affected if Elizabeth Arden experiences any supply chain disruptions caused by this “turnkey” manufacturing process or other supply chain projects, or if its manufacturers or raw material suppliers were to experience problems with product quality, credit or liquidity issues, or disruptions or delays in the manufacturing process or delivery of finished products or the raw materials or components used to make such products.
The Company's financial performance depends on its ability to anticipate and respond to consumer trends and changes in consumer preferences. New product introductions may not be as successful as the Company anticipates, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
The Company has a rigorous process for the continuous development and evaluation of new product concepts, led by executives in marketing, sales, research and development, product development, operations, law and finance. However, consumer preference and spending patterns change rapidly and cannot be predicted with certainty. There can be no assurance that the Company will anticipate and respond to trends for beauty products effectively. Each new product launch, including those resulting from the Company's recently updated product development process, carries risks, as well as the possibility of unexpected consequences, including:

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

•
the Company may incur costs exceeding its expectations as a result of the continued development and launch of new products, including, for example, unanticipated levels of research & development costs, advertising, promotional and/or marketing expenses, sales return expenses or other costs related to launching new products;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

•
the Company may experience a decrease in sales of certain of the Company's existing products as a result of newly-launched products, the impact of which could be exacerbated by shelf space limitations and/or any shelf space loss. (See also Item 1A. Risk Factors -"Competition in the cosmetics, hair and beauty care products business could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows").

•	the Company's product pricing strategies for new product launches may not be accepted by its customers and/or its consumers, which may result in the Company's sales being less than it anticipates;

•	the Company may experience a decrease in sales of certain of the Company's products as a result of counterfeit products and/or products sold outside of their intended territories; and/or

•
delays or difficulties impacting the Company's ability, or the ability of the Company's suppliers, to timely manufacture, distribute and ship products or raw materials, as the case may be, displays or display walls in connection with launching new products, such as due to inclement weather conditions or other delays or difficulties such as those discussed under Item 1A. Risk Factors - "The Company depends on its Oxford, North Carolina facility for production of a substantial portion of the Company's products within the Consumer segment. Disruptions at this facility and/or at other Company or third party facilities at which the Company's products are manufactured for its Consumer, Elizabeth Arden and Professional segments, could affect the Company's business, prospects, results of operations, financial condition and/or cash flows,” could have a material adverse effect on the Company's ability to ship and deliver products to meet its customers’ reset deadlines.

Each of the risks referred to above could delay or impede the Company's ability to achieve its sales objectives, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
The Company's ability to service its debt and meet its cash requirements depends on many factors, including achieving anticipated levels of revenue and expenses. If such revenue or expense levels prove to be other than as anticipated, the Company may be unable to meet its cash requirements or Products Corporation may be unable to meet the requirements of the 2016 Credit Agreements, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
The Company currently expects that operating revenues, cash on hand, and funds available for borrowing under the 2016 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2017, including cash requirements for the payment of expenses in connection with the execution of the Company's business strategy (including its plans to integrate the Elizabeth Arden business into the Company's business) and its advertising, promotional, pricing and/or marketing plans, purchases of permanent wall displays, capital expenditure requirements, debt service payments and costs, tax payments, pension and post-retirement plan contributions, payments in connection with the Company's restructuring programs, severance not otherwise included in the Company's restructuring programs and debt and/or equity repurchases, if any.
However, if the Company's anticipated level of revenue is not achieved because of, for example, decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty products; adverse changes in foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company's competitors and/or decreased performance by third party suppliers; changes in consumer purchasing habits, including with respect to retailer preferences; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; less than anticipated results from the Company's existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company's expenses, including, without limitation, those related to integrating the Elizabeth Arden business into the Company's business, as well as those for pension expense under its benefit plans, for advertising, promotional or marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company's current sources of funds may be insufficient to meet its cash requirements. In addition, such developments, if significant, could reduce the Company's revenues and could have a material adverse effect on Products Corporation's ability to comply with the terms of the 2016 Credit Agreements. (See also Item 1A. Risk Factors - "Restrictions and covenants in Products Corporation’s various debt instruments limit its ability to take certain actions and impose consequences in the event of failure to comply,” which discusses, among other things, the consequences of noncompliance with Products Corporation's debt covenants).
If the Company's operating revenues, cash on hand and/or funds available for borrowing are insufficient to cover the Company's expenses and/or are insufficient to enable Products Corporation to comply with the requirements of the 2016 Credit Agreements, the Company could be required to adopt one or more of the alternatives listed below:

•	delaying the implementation of or revising certain aspects of the Company's business strategy, including the Company's plans to integrate the Elizabeth Arden business into the Company's business;

•	reducing or delaying purchases of wall displays and/or expenses related to the Company's advertising, promotional and/or marketing activities;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

•	reducing or delaying capital spending;

•	implementing new restructuring programs;

•	refinancing Products Corporation's indebtedness;

•	selling assets or operations;

•	seeking additional capital contributions and/or loans from MacAndrews & Forbes, Revlon, the Company's other affiliates and/or third parties;

•	selling additional debt securities of Products Corporation; or

•	reducing other discretionary spending.
The Company may not be able to take any of these actions, because of a variety of commercial or market factors or constraints in one or more of Products Corporation's various debt instruments, including, for example, market conditions being unfavorable for an equity or a debt issuance, additional capital contributions or loans not being available from affiliates and/or third parties, or that the transactions may not be permitted under the terms of one or more of Products Corporation's various debt instruments then in effect, such as due to restrictions on the incurrence of debt, incurrence of liens, asset dispositions and/or related party transactions. If the Company is required to take any of these actions, it could have a material adverse effect on its business, prospects, results of operations, financial condition and/or cash flows.
Such actions, if ever taken, may not enable the Company to satisfy its cash requirements or enable Products Corporation to comply with the terms of the 2016 Credit Agreements if the actions do not result in sufficient cost reductions or generate a sufficient amount of additional capital, as the case may be. (See also Item 1A. Risk Factors - “Restrictions and covenants in Products Corporation's various debt instruments limit its ability to take certain actions and impose consequences in the event of failure to comply,” which discusses, among other things, the consequences of noncompliance with Products Corporation's debt covenants).
Economic conditions could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows and/or on the financial condition of its customers and suppliers.
Economic conditions in the U.S. and/or other countries where the Company operates have in the past contributed and may in the future contribute to high unemployment levels, lower consumer spending and reduced credit availability. Such economic conditions have impacted and could in the future impact business and consumer confidence, especially in relation to discretionary purchases. These conditions could have an impact on customer and/or consumer purchases of the Company's products, which could result in a reduction of the Company's net sales, operating income and/or cash flows. Additionally, disruptions in the credit and other financial markets and economic conditions could, among other things, impair the financial condition of one or more of the Company's customers or suppliers, thereby increasing the risk of customer bad debts or non-performance by suppliers. These conditions could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
The results of the U.K.’s referendum on its withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and on the Company's business, prospects, results of operations, financial condition and/or cash flows.
The Company is a multinational company with worldwide operations, including material business operations in Europe. In June 2016, a majority of voters in the U.K. elected to withdraw from the European Union in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the U.K. government formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the U.K. and the European Union and has given rise to calls for the governments of other European Union member states to consider withdrawal from the European Union. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Lack of clarity about future U.K. laws and regulations as the U.K. determines which European Union laws to replace or replicate in the event of a withdrawal, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, could decrease foreign direct investment in the U.K., increase costs, depress economic activity, restrict the Company’s access to capital and make regulatory compliance and the distribution, sourcing, manufacturing and sales and marketing of the Company’s products more difficult or costly. If the U.K. and the European Union are unable to negotiate acceptable withdrawal terms or if other European Union member states pursue withdrawal, barrier-free access between the U.K. and other European Union member states or among the European economic area overall could be diminished or eliminated. Approximately 5% of the Company's net sales are in the U.K. and approximately 15% of the Company's net sales are in the remainder of the European Union. Any of these

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

factors could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.
The Company depends on a limited number of customers for a large portion of its net sales, and the loss of one or more of these customers could reduce the Company's net sales and have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
Walmart and its affiliates worldwide accounted for approximately 17%, 18% and 16% of the Company’s worldwide net sales for 2016, 2015 and 2014, respectively. The Company expects that, for future periods, Walmart and a small number of other customers in the Consumer, Elizabeth Arden and Professional segments will, in the aggregate, continue to account for a large portion of the Company's net sales. The Company may be affected by changes in the policies and demands of its customers relating to service levels, inventory de-stocking, pricing, marketing, advertising and/or promotional strategies or limitations on access to wall display space. As is customary in the consumer products industry, none of the Company's customers is under any obligation to continue purchasing products from the Company in the future.
The loss of Walmart and/or one or more of the Company's other customers that account for a significant portion of the Company's net sales, or any significant decrease in sales to these customers, including as a result of consolidation among such customers, inventory management by these customers, changes in pricing, marketing, advertising and/or promotional strategies by such customers or space reconfigurations by the Company's customers or any significant decrease in the Company's display space, could reduce the Company's net sales and/or operating income and therefore could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
Declines in the financial markets may result in increased pension expense and increased cash contributions to the Company's pension plans.
Declines in the U.S. and global financial markets could result in significant declines in the Company's pension plan assets and result in increased pension expense and cash contributions to the Company's pension plans. Interest rate levels will affect the discount rate used to value the Company's year-end pension benefit obligations. One or more of these factors, individually or taken together, could impact future required cash contributions to the Company's pension plans and pension expense. Any one or more of these conditions could reduce the Company's available liquidity, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
The Company may be unable to maintain or increase its sales through the Company's primary retailers, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
A decrease in consumer demand in the U.S. and/or internationally for beauty products, inventory management by the Company's customers, changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers (such as the development and/or continued expansion of private label or their own store-owned brands), a reduction in display space by the Company's customers and/or a change in consumers’ purchasing habits, could result in decreased sales of the Company's products, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
Competition in the beauty industry could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
The beauty industry is highly competitive. The Company competes primarily by:

•	developing quality products with innovative performance features, shades, finishes and packaging;

•	educating consumers, retail customer and salon professionals about the benefits of the Company’s products;

•	anticipating and responding to changing consumer, retail customer and salon professional demands in a timely manner, including as to the timing of new product introductions and line extensions;

•	offering attractively priced products, relative to the product benefits provided;

•	maintaining favorable brand recognition;

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

•	obtaining and retaining sufficient display space, optimal in-store positioning and effective presentation of the Company’s products on-shelf.
An increase in or change in the current level of competition that the Company faces could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
In addition to competing with expanding private label and store-owned brands in the Consumer segment, the Company competes against a number of multi-national manufacturers, some of which are larger and have substantially greater resources than the Company, and which may therefore have the ability to spend more aggressively than the Company on new business acquisitions, research and development activities and advertising, promotional and/or marketing activities and have more flexibility than the Company to respond to changing business and economic conditions. The Company's products in certain of its reporting segments also compete with similar products sold through retailers other than those in which the Company principally competes in those segments.
Additionally, the Company's major customers periodically assess the allocation of display space among competitors and in the course of doing so could elect to reduce the display space allocated to the Company's products, if, for example, the Company's marketing, promotional, advertising and/or pricing strategies for its new and/or existing products are less effective than planned, fail to effectively reach the targeted consumer base, fail to engender the desired consumption of the Company's products by consumers and/or fail to sustain productive levels of consumption dollar share; and/or the rate of purchases by the Company's consumers are not as high as the Company anticipates. Within the Company’s Consumer segment, among the factors used by the Company’s major customers in assessing the allocation of display space is a brand’s share of the color cosmetics category. The Company's color cosmetics brands have experienced, over time, year-over-year declines in their share of the color cosmetics category in the U.S. and it is possible that the Company may continue to experience further share declines. Further declines in the Company's share for one or more of its principal brands, including with respect to the Company’s Almay brand, could, among other things, contribute to a loss of display space and/or decreased revenues. Any significant loss of display space could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
Elizabeth Arden depends on various brand licenses and distribution arrangements for a significant portion of its sales, and the loss of one or more of these licenses or distribution arrangements could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
Elizabeth Arden’s rights to market and sell certain of its prestige fragrance brands are derived from licenses and other distribution arrangements from unaffiliated third parties and its business is dependent upon the continuation and renewal of such licenses and distribution arrangements on terms favorable to Elizabeth Arden. Each license is for a specific term and may have optional renewal terms. In addition, such licenses and distribution arrangements may be subject to Elizabeth Arden satisfying required minimum royalty payments, minimum advertising and promotional expenditures and satisfying minimum sales requirements. In addition, under certain circumstances, lower net sales may shorten the duration of the applicable license agreement. The loss of one or more of these licenses or other significant distribution arrangements, or a renewal of one or more of these arrangements on less than favorable terms, could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.
The success of our Elizabeth Arden segment depends, in part, on the demand for heritage and designer fragrance products. A decrease in demand for such products, or the loss or infringement of any intellectual property rights, could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
The Company's Elizabeth Arden segment has license agreements to manufacture, market and distribute a number of heritage and designer fragrance products, including those of Juicy Couture, John Varvatos, Elizabeth Taylor, Britney Spears, Christina Aguilera, Ed Hardy, Lucky Brand, Halston, Geoffrey Beene and Wildfox Couture. In 2016, the Company's Elizabeth Arden segment derived approximately 45.8% of its net sales from heritage and designer fragrance brands. The demand for these products is, to some extent, dependent on the appeal to consumers of the particular designer or talent and the designer’s or talent’s reputation. Elizabeth Arden also cannot assure that the owners of the trademarks that it licenses can or will successfully maintain their intellectual property rights. If other parties infringe on the intellectual property rights that Elizabeth Arden licenses, the value of Elizabeth Arden's brands in the marketplace may be diluted. To the extent that the heritage or designer fragrance category or a particular designer or talent ceases to be appealing to consumers or a designer’s or talent’s reputation is adversely affected, sales of the related products and the value of the brands can decrease materially which could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.
The Company's foreign operations are subject to a variety of social, political and economic risks and have been, and are expected to continue to be, affected by foreign currency exchange fluctuations, foreign currency controls and/or government-mandated pricing controls, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows and the value of its foreign assets.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

As of December 31, 2016, the Company had operations based in 26 foreign countries and its products were sold in approximately 150 countries. The Company is exposed to risks associated with social, political and economic conditions, including inflation, inherent in operating in foreign countries, including those in Asia (including Japan), Australia, Canada, Eastern Europe (including Russia), Mexico, South Africa and South America (including Argentina), which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows. Such risks include hyperinflation, foreign currency devaluation, foreign currency controls, government-mandated pricing controls, currency remittance restrictions, changes in tax laws, changes in consumer purchasing habits (including as to retailer preferences), as well as, to a lesser extent, changes in U.S. laws and regulations relating to foreign trade and investment.
These risks and limitations could affect the ability of the Company's foreign subsidiaries to obtain sufficient capital to conduct their operations in the ordinary course of business. Limitations and the difficulties that certain of the Company's foreign subsidiaries may experience on the free flow of funds to and from these foreign subsidiaries could restrict the Company's ability to respond timely to challenging business conditions or changes in operations, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
The Company's net sales outside of the U.S. for each of 2016, 2015 and 2014 represented approximately 46%, 45% and 47% of the Company's total consolidated net sales, respectively. During 2016, fluctuations in foreign currency exchange rates adversely affected, and they may continue to adversely affect, the Company's results of operations and the value of the Company's foreign net assets in 2016, which in turn could cause a material adverse effect on the Company's reported net sales and earnings and the comparability of period-to-period results of operations.
Products Corporation enters into foreign currency forward exchange contracts to hedge certain net cash flows denominated in foreign currencies. The foreign currency forward exchange contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in foreign currencies and generally have maturities of less than one year. At December 31, 2016, the notional amount of Products Corporation's foreign currency forward exchange contracts was $79.6 million. These foreign currency forward exchange contracts may not adequately protect the Company against the negative effects of foreign currency fluctuations, which could adversely affect the Company's overall liquidity.
Terrorist attacks, acts of war or military actions and/or other civil unrest may adversely affect the territories in which the Company operates and the Company's business, prospects, results of operations, financial condition and/or cash flows.
On September 11, 2001, the U.S. was the target of terrorist attacks of unprecedented scope. These attacks contributed to major instability in the U.S. and other financial markets and reduced consumer confidence. These terrorist attacks, as well as subsequent terrorist attacks (such as those that have occurred in Berlin, Germany; Nice, France; Orlando, Florida; Istanbul, Turkey; Brussels, Belgium; Paris, France; Benghazi, Libya; Madrid, Spain; and London, England), attempted terrorist attacks, military responses to terrorist attacks, other military actions and/or civil unrest such as that occurring in the Ukraine, Venezuela, Turkey, Syria, Iraq and surrounding areas, may adversely affect prevailing economic conditions, resulting in work stoppages, reduced consumer spending and/or reduced demand for the Company's products. These developments subject the Company's worldwide operations to increased risks and, depending on their magnitude, could reduce the Company's net sales and therefore could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
The Company's products are subject to federal, state and international regulations that could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
The Company is subject to regulation by the FTC and the FDA, in the U.S., as well as various other federal, state, local and foreign regulatory authorities, including those in the EU, Canada and other countries in which the Company operates. The Company's Oxford, North Carolina manufacturing facility is registered with the FDA as a drug manufacturing establishment, permitting the manufacture of cosmetics and other beauty-care products that contain over-the-counter drug ingredients, such as sunscreens, anti-perspirant deodorants and anti-dandruff hair-care products. Regulations in the U.S., the EU, Canada and other countries in which the Company operates that are designed to protect consumers or the environment have an increasing influence on the Company's product claims, ingredients and packaging. To the extent federal, state, local and/or foreign regulatory changes occur in the future, they could require the Company to reformulate or discontinue certain of its products or revise its product packaging or labeling, any of which could result in, among other things, increased costs to the Company, delays in product launches, product returns or recalls and lower net sales, and therefore could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
Any violation of the U.S. Foreign Corrupt Practices Act or other similar foreign anti-corruption laws could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
A significant portion of the Company’s revenue is derived from operations outside the U.S. and the Company has significant facilities outside the U.S., which exposes the Company to complex foreign and U.S. regulations inherent in conducting international business transactions. The Company is subject to compliance with the U.S. Foreign Corrupt Practices Act (“FCPA”) and other similar foreign anti-corruption laws, which generally prohibit companies and their intermediaries from making improper payments

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

to foreign government officials for the purpose of obtaining or retaining business and other types of improper payments. While the Company’s employees and agents are required to comply with these laws and the Company has developed policies and procedures to facilitate compliance with such laws, there is no assurance that the Company’s policies and procedures will prevent all violations of these laws, despite the Company’s long-standing commitment to conducting its business and achieving its objectives by maintaining the highest level of ethical standards and legal compliance. The SEC and the U.S. Department of Justice, and their foreign counterparts, have increased their enforcement activities with respect to the FCPA and similar foreign anti-corruption laws and any violation of these laws or allegations of such, may result in severe criminal and civil sanctions, as well as other substantial costs and penalties, any of which could have a material adverse effect the Company’s business, prospects, results of operations, financial condition and/or cash flows.
The failure of the Company's information technology systems and/or difficulties or delays in implementing new information technology systems could disrupt the Company's business operations which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
The operation of the Company's business depends on the Company's information technology systems. The Company relies on its information technology systems to effectively manage, among other things, the Company's business data, communications, supply chain, inventory management, customer order entry and order fulfillment, processing transactions, summarizing and reporting results of operations, human resources benefits and payroll management, compliance with regulatory, legal and tax requirements and other processes and data necessary to manage the Company's business. The failure of the Company's information technology systems, including any failure of the Company's current systems and/or as a result of transitioning to additional or replacement information technology systems, as the case may be, to perform as the Company anticipates could disrupt the Company's business and could result in, among other things, transaction errors, processing inefficiencies, loss of data and the loss of sales and customers, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows. In addition, the Company's information technology systems may be vulnerable to damage or interruption from circumstances beyond the Company's control, including, without limitation, fire, natural disasters, power outages, systems failure, system conversions, security breaches, cyber-attacks, viruses and/or human error. In any such event, the Company could be required to make a significant investment to fix or replace its information technology systems, and the Company could experience interruptions in its ability to service its customers. Any such damage or interruption could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
In addition, as part of our normal business activities, the Company collects and stores certain confidential information, including personal information with respect to customers and employees, as well as information related to intellectual property, and the success of its e-commerce operations depends on the secure transmission of confidential and personal data over public networks, including the use of cashless payments. The Company’s information technology systems, or those of its third-party service providers, may be accessed by unauthorized users such as cyber criminals as a result of a failure, disruption, cyberattack or other security breach. As techniques used by cyber criminals change frequently, a failure, disruption, cyberattack or other security breach of the Company’s information technology systems or infrastructure, or those of its third-party service providers, may go undetected for an extended period and could result in the theft, transfer, unauthorized access to, disclosure, modification, misuse, loss or destruction of Company, employee, representative, customer, vendor and/or other third-party data, including sensitive or confidential data, personal information and/or intellectual property, which could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.
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
If the Company is unable to successfully plan, design or implement this new SAP ERP system, in whole or in part, or experience unanticipated difficulties or delays in doing so, it could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

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
Elizabeth Arden's inability to acquire or license additional brands or secure additional distribution arrangements and arrangements could have an adverse effect on the Company's revenues and a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
The success of the Elizabeth Arden business depends in part upon the continued growth of its portfolio of owned, licensed and distributed brands, including expanding its geographic presence to take advantage of opportunities in developed and emerging markets. Efforts to increase sales of the Elizabeth Arden brand and Elizabeth Arden's prestige fragrance portfolio and expand its geographic market presence, such as Elizabeth Arden's global repositioning of the Elizabeth Arden brand, depend upon a number of factors, including its ability to:

•	develop Elizabeth Arden's brand portfolio through branding, innovation and execution;

•	identify and develop new and existing brands with the potential to become successful global brands;

•	innovate and develop new products that are appealing to consumers;

•	acquire or license additional brands or secure additional distribution arrangements and our ability to obtain the required financing for these agreements and arrangements;

•	expand Elizabeth Arden's geographic presence to take advantage of opportunities in developed and emerging markets;

•	continue to expand Elizabeth Arden's distribution channels within existing geographies to increase trade presence, brand recognition and sales;

•	expand Elizabeth Arden's trade presence through alternative distribution channels;

•	expand margins through sales growth, the development of higher margin products, and overhead and supply chain integration and efficiency initiatives;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

•	effectively manage capital investments and working capital to improve the generation of cash flow; and

•	execute any acquisitions quickly and efficiently and integrate new businesses successfully.

There can be no assurance that the Company can successfully achieve any or all of the above objectives in the manner or time period that it expects. Further, achieving these objectives will require investments, which may result in material short-term costs without generating any current net revenues and the Company may not ultimately achieve its net sales objectives associated with such efforts. The future expansion of the Elizabeth Arden segment through acquisitions, new product licenses or new product distribution arrangements, if any, will depend upon the ability to identify suitable brands to acquire, license or distribute and to obtain the required financing for these acquisitions, licenses or distribution arrangements or to launch or support the brands associated with these agreements or arrangements. The Company may not be able to identify, negotiate, finance or consummate such acquisitions, licenses or arrangements on terms acceptable to the Company, or at all. In addition, the Company may decide to divest or discontinue certain brands or streamline operations under the Elizabeth Arden business and may incur costs and charges in doing so. The inability to acquire or license additional brands or secure additional distribution arrangements for the Elizabeth Arden segment and obtain the required financing for these agreements and arrangements could have an adverse effect on the Company’s revenues and a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

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
The Company’s success largely depends upon its ability to attract, hire and retain its senior management team, other key employees and a highly skilled and diverse workforce, as well as effectively implement succession planning for its senior management team, and, as such, the Company’s inability to do so could adversely affect the Company’s business, prospects, results of operations, financial condition and/or cash flows.
The continued execution of the Company's business strategy largely depends on the Company’s ability to attract, hire and retain its senior management team, other key employees and a highly skilled and diverse workforce, as well as effectively implement succession planning for its senior management team. Unexpected levels of employee turnover or the Company’s failure to maintain an adequate succession plan to effectively transition current management leadership positions and/or the Company’s failure to attract, hire and retain its senior management team, other key employees and a highly skilled and diverse workforce could adversely affect the Company’s institutional knowledge base and/or competitive advantage. If the Company is unable to attract, hire and/or retain talented and highly qualified senior management, other key employees and/or a highly skilled and diverse workforce, or if the Company is unable to effectively provide for the succession of its senior management team, it could adversely affect the Company’s business, prospects, results of operations, financial condition and/or cash flows.
Shares of Revlon Class A Common Stock and Products Corporation's capital stock are pledged to secure various of Revlon's and/or other of the Company's affiliates’ obligations and foreclosure upon these shares or dispositions of shares could result in the acceleration of debt under Product Corporation's 2016 Senior Credit Facilities and/or its Senior Notes and could have other consequences.
All of Products Corporation's shares of common stock are pledged to secure Revlon’s guarantee under the 2016 Senior Credit Facilities. MacAndrews & Forbes has advised the Company that it has pledged shares of Revlon’s Class A Common Stock to secure certain obligations of MacAndrews & Forbes. Additional shares of Revlon and shares of common stock of intermediate holding companies between Revlon and MacAndrews & Forbes may from time to time be pledged to secure obligations of MacAndrews & Forbes. A default under any of these obligations that are secured by the pledged shares could cause a foreclosure with respect to such shares of Revlon's Class A Common Stock, Products Corporation's common stock or stock of intermediate holding companies between Revlon and MacAndrews & Forbes.
A foreclosure upon any such shares of common stock or dispositions of shares of Revlon’s Class A Common Stock, Products Corporation's common stock or stock of intermediate holding companies between Revlon and MacAndrews & Forbes that are beneficially owned by MacAndrews & Forbes could, in a sufficient amount, constitute a “change of control” under Products Corporation’s 2016 Credit Agreements and the Senior Notes Indentures. A change of control constitutes an event of default under the 2016 Credit Agreements that would permit Products Corporation's lenders to accelerate amounts outstanding under such facilities. In addition, holders of the Senior Notes may require Products Corporation to repurchase their respective notes under those circumstances.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Products Corporation may not have sufficient funds at the time of any such change of control to repay in full or in part the borrowings under the 2016 Senior Credit Facilities and/or to repurchase or redeem some or all of the Senior Notes. (See also Item 1A. Risk Factors - “The Company's ability to service its debt and meet its cash requirements depends on many factors, including achieving anticipated levels of revenue and expenses. If such revenue or expense levels prove to be other than as anticipated, the Company may be unable to meet its cash requirements or Products Corporation may be unable to meet the requirements of the 2016 Credit Agreements which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.”)
MacAndrews & Forbes has the power to direct and control the Company's business.
MacAndrews & Forbes is wholly-owned by Ronald O. Perelman. Mr. Perelman, through MacAndrews & Forbes, beneficially owned approximately 77% of Revlon's outstanding Class A Common Stock on December 31, 2016. As a result, MacAndrews & Forbes is able to control the election of the entire Board of Directors of Revlon and of Products Corporation's Board of Directors (as it is a wholly owned subsidiary of Revlon) and controls the vote on all matters submitted to a vote of Revlon’s and Products Corporation's stockholders, including the approval of mergers, consolidations, sales of some, substantially all or all of the Company's assets, issuances of capital stock and similar transactions.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table sets forth, as of December 31, 2016, the Company's major manufacturing, research and warehouse/distribution facilities by the segment that each facility primarily operates in, all of which are owned by the Company, except where otherwise noted.

Location	Segment	Use	Approximate Floor Space Sq. Ft.
Oxford, North Carolina	Consumer	Manufacturing, warehousing, distribution and office (a)	1,012,000
Jacksonville, Florida	Professional	Manufacturing, warehousing, distribution and office	725,000
Salem, Virginia	Elizabeth Arden	Warehousing and distribution (leased)	482,000
Roanoke, Virginia	Elizabeth Arden	Warehousing and distribution (leased)	400,000
Tarragona, Spain	Professional	Manufacturing, warehousing, distribution and office	300,000
Mississauga, Canada	Consumer	Warehousing, distribution and office (leased)	195,000
Queretaro, Mexico	Professional	Manufacturing, warehousing, distribution and office	128,000
Canberra, Australia	Consumer	Warehousing and distribution	125,000
Edison, New Jersey	Consumer	Research and office (leased)	123,000
Rietfontein, South Africa	Consumer	Warehousing, distribution and office (leased)	120,000
Isando, South Africa	Consumer	Manufacturing, warehousing, distribution and office	94,000
Stone, United Kingdom	Consumer	Warehousing and distribution (leased)	92,000
Bologna, Italy	Professional	Manufacturing, warehousing, distribution and office	80,000

(a)	Property subject to liens under the 2016 Credit Agreements.

In addition to the facilities described above, the Company owns and leases additional facilities in various areas throughout the world, including the lease of the Company's executive offices in New York, New York (approximately 91,000 square feet) and in Cornella, Spain (approximately 80,000 square feet), as well as executive offices used in the Elizabeth Arden segment in New York, New York (approximately 55,000 square feet) and in Stamford, Connecticut (approximately 50,000 square feet). Management considers the Company's facilities to be well-maintained and satisfactory for the Company's operations, and believes that the

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Company's facilities and third party contractual supplier arrangements provide sufficient capacity for its current and expected production requirements.

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
By Order dated August 4, 2016, all five cases were consolidated by the Court into a Consolidated Amended Class Action. Thereafter, on August 11, 2016 a Consolidated Amended Class Action Complaint was filed, seeking to enjoin defendants from consummating the Merger and/or from soliciting shareholder votes. To the extent that the Merger was consummated, the Consolidated Amended Class Action Complaint seeks to rescind the Merger or recover rescissory or other compensatory damages, along with costs and fees. The grounds for relief set forth in the Consolidated Amended Class Action Complaint in large part track those grounds as asserted in the five individual complaints, as previously disclosed. Class counsel advised that post consummation of the Merger they were going to file a Second Consolidated Amended Class Action Complaint. The Second Consolidated Amended Class Action Complaint (which superseded the Consolidated Amended Class Action Complaint) was ultimately filed on or about January 26, 2017. Like the Consolidated Amended Class Action complaint, the grounds for relief set forth in the Second Consolidated Amended Class Action Complaint in large part track those grounds as asserted in the five individual complaints.
The Company believes the allegations contained in the Second Consolidated Amended Class Action Complaint are without merit and intends to vigorously defend against them. Additional lawsuits arising out of or relating to the Merger Agreement or the Merger may be filed in the future.
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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
(all tabular amounts in millions)

PART II - OTHER INFORMATION

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Revlon beneficially owns all of the 5,260 outstanding shares of Products Corporation's common stock, with par value of $1.00 per share. MacAndrews & Forbes, which is wholly-owned by Ronald O. Perelman, at December 31, 2016 beneficially owned 40,669,640 shares of Revlon's Class A Common Stock, with a par value of $0.01 per share (the “Class A Common Stock”). As a result, at December 31, 2016, Mr. Perelman, indirectly through MacAndrews & Forbes, beneficially owned approximately 77% of the issued and outstanding shares of Revlon's Class A Common Stock, which represented approximately 77% of the voting power of Revlon’s capital stock. The remaining 11,850,506 shares of Class A Common Stock that were issued and outstanding at December 31, 2016 were owned by the public.
There is no established market for Products Corporation's common stock, as Revlon held all 5,260 outstanding shares of Products Corporation's common stock as of December 31, 2016. No cash dividends were declared or paid during 2016 and 2015 by Products Corporation to Revlon or by Revlon on its Class A Common Stock. The terms of the 2016 Credit Agreements and the Senior Notes Indentures currently restrict Products Corporation’s ability to pay dividends or make distributions to Revlon, except in limited circumstances, which, in turn, limits Revlon's ability to pay dividends to its stockholders. See “Financial Condition, Liquidity and Capital Resources - Long Term Debt Instruments” and Note 11, “Long-Term Debt,” in the Company’s Consolidated Financial Statements.

Item 6. Selected Financial Data
The Consolidated Statements of Operations Data for each of the years in the 5-year period ended December 31, 2016 and the Consolidated Balance Sheet Data as of December 31, 2016, 2015, 2014, 2013 and 2012 are derived from the Company’s Consolidated Financial Statements, which have been audited by an independent registered public accounting firm. The results of operations related to the Elizabeth Arden Acquisition are included beginning on the Elizabeth Arden Acquisition Date of September 7, 2016. The results of operations related to the CBB Acquisition are included beginning on the CBB Acquisition Date of April 21, 2015. The results of the operations related to the Colomer Acquisition are included beginning on the Colomer Acquisition Date of October 9, 2013. The results of the operations related to the Pure Ice acquisition is included beginning on the acquisition date of July 2, 2012. The Selected Consolidated Financial Data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended December 31,
	(in millions)
Statement of Operations Data:	2016(a)	2015(b)	2014(c)	2013(d)	2012(e)
Net sales	$2,334.0	$1,914.3	$1,941.0	$1,494.7	$1,396.4
Gross profit	1,416.9	1,246.5	1,272.7	949.6	902.6
Selling, general and administrative expenses	1,151.6	993.5	999.7	723.6	663.3
Acquisition and integration costs	43.2	8.0	6.4	25.4	—
Restructuring charges and other, net	34.0	10.5	21.3	3.5	20.5
Impairment charge	23.4	9.7	—	—	—
Operating income	164.7	224.8	245.3	197.1	218.8
Interest expense	105.2	83.3	84.4	78.6	85.3
Amortization of debt issuance costs	6.8	5.7	5.5	3.5	3.4
Loss on early extinguishment of debt, net	16.9	—	2.0	29.7	—
Foreign currency losses, net	18.5	15.7	25.0	3.7	2.8
Provision for income taxes	28.7	54.4	81.2	48.6	44.8
(Loss) income from continuing operations, net of taxes	(10.8)	65.3	46.0	32.0	81.3
(Loss) income from discontinued operations, net of taxes	(4.9)	(3.2)	1.3	(30.4)	(10.1)
Net (loss) income	(15.7)	62.1	47.3	1.6	71.2

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
(except where otherwise noted, all tabular amounts in millions)

	Year Ended December 31,
	(in millions)
Balance Sheet Data:	2016(a)	2015 as adjusted(b)(i)	2014 as adjusted(c)(i)	2013 as adjusted(d)(i)	2012 as adjusted(e)(i)
Total current assets	$1,252.9	$926.3	$820.8	$828.7	$567.5
Total non-current assets	1,885.8	1,136.9	1,185.5	1,238.3	717.8
Total assets	$3,138.7	$2,063.2	$2,006.3	$2,067.0	$1,285.3

Total current liabilities(f)	$708.5	$515.0	$464.9	$552.6	$441.6
Total other non-current liabilities	2,937.0	2,039.8	2,098.4	2,030.9	1,420.4
Total liabilities	$3,645.5	$2,554.8	$2,563.3	$2,583.5	$1,862.0

Total indebtedness	$2,692.0	$1,825.0	$1,845.6	$1,905.8	$1,208.5
Total stockholder's deficiency	(506.8)	(491.6)	(557.0)	(516.5)	(576.7)

(a)
Comparability of results from continuing operations for 2016 are affected by: (1) $43.2 million of acquisition and integration costs incurred during 2016 primarily related to the Elizabeth Arden Acquisition; (2) $34.0 million in restructuring charges and other, net, primarily related to the EA Integration Restructuring Program (See Note 3, “Restructuring Charges,” to the Consolidated Financial Statements in this Form 10-K); (3) a $23.4 million non-cash impairment charge related to goodwill and acquired identifiable intangible assets for the Company's Other reporting unit (see Note 8, "Goodwill and Intangible Assets, Net," to the Consolidated Financial Statements in this Form 10-K); and (4) a $16.9 million aggregate loss on the early extinguishment of debt in connection with Products Corporation entering into the 2016 Senior Credit Facilities and the corresponding complete refinancing and repayment of Products Corporation's Old Term Loan Facility.

(b)
Comparability of results from continuing operations for 2015 are affected by: (1) a $20.7 million pension lump sum settlement charge related to a one-time lump sum payment option offered to certain former employees (See Note 14, "Savings Plan, Pension and Post-Retirement Benefits," to the Consolidated Financial Statements in this Form 10-K); (2) a decrease in the provision for income taxes primarily driven by a non-cash benefit related to the net reduction of the Company's deferred tax valuation allowance on its net deferred tax assets for certain foreign jurisdictions (See Note 16, "Income Taxes," to the Consolidated Financial Statements in this Form 10-K); (3) $10.5 million in restructuring charges and other, net, primarily related to the 2015 Efficiency Program (See Note 3, “Restructuring Charges” to the Consolidated Financial Statements in this Form 10-K); (4) a $9.7 million non-cash goodwill impairment charge related to goodwill for the Company's Global Color Brands reporting unit (see Note 8, "Goodwill and Intangible Assets, Net," to the Consolidated Financial Statements in this Form 10-K); and (5) $8.0 million of acquisition and integration costs incurred during 2015 primarily related to costs incurred in connection with the 2015 CBB Acquisition and the 2014 Integration Program.

(c)
Comparability of results from continuing operations for 2014 are affected by: (1) $21.3 million in restructuring charges and other, net, primarily related to the 2014 Integration Program (See Note 3, “Restructuring Charges,” to the Consolidated Financial Statements in this Form 10-K); (2) $6.4 million of acquisition and integration costs incurred during 2014 (see note (d)(3) below) related to the Colomer Acquisition; and (3) a $6.0 million foreign currency loss recognized in the second quarter of 2014 as a result of the re-measurement of Revlon Venezuela’s monetary assets and liabilities (See Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the Consolidated Financial Statements in this Form 10-K).

(d)
Comparability of results from continuing operations for 2013 are affected by: (1) a $29.7 million aggregate loss on the early extinguishment of debt primarily in connection with Products Corporation’s issuance in February 2013 of $500.0 million aggregate principal amount of its 5¾% Senior Notes due February 15, 2021, of which Products Corporation used $491.2 million of the net proceeds (net of underwriters' fees) to repay and redeem all of the $330 million outstanding aggregate principal amount of its previous 9¾% Senior Secured Notes due November 2015 (the “9¾% Senior Secured Notes” and such transaction being the “2013 Senior Notes Refinancing”); (2) a $26.4 million gain from insurance proceeds due to the settlement of the Company's claims for business interruption and property losses as a result of the June 2011 fire at the Company's facility in Venezuela; (3) $25.4 million of acquisition and integration costs incurred in 2013 (see note (c)(2) above) related to the Colomer Acquisition; and (4) $21.4 million in restructuring and related charges, of which $20.0 million related to the Company's exit of its direct manufacturing, warehousing and sales business operations in mainland China within the Consumer segment in 2013 and is reflected in loss from discontinued operations, net of taxes. (See Note 3, “Restructuring Charges,” and Note 4, "Discontinued Operations," to the Consolidated Financial Statements in this Form 10-K).

(e)
Comparability of results from continuing operations for 2012 are affected by: (1) $24.1 million in restructuring and related charges recorded as a result of the September 2012 Program (See Note 3, "Restructuring Charges," of the Consolidated Financial Statements in this Form 10-K); and (2) an increase in net income driven by a non-cash benefit of $15.8 million related to the reduction of the Company’s deferred tax valuation allowance on its net deferred tax assets for certain jurisdictions in the U.S. at December 31, 2012.

(f)	Total current liabilities at December 31, 2013 included $58.4 million related to a loan that was outstanding to various third parties that was prepaid in May 2014 (the "Non-Contributed Loan").

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
(except where otherwise noted, all tabular amounts in millions)

(i)
Adjusted as a result of the adoption of certain accounting pronouncements beginning on January 1, 2016. See Note 1, "Description of Business and Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements," for details of these adjustments for 2015. For 2014, 2013 and 2012, total current and non-current assets, total current and other non-current liabilities and total indebtedness were adjusted as follows:

Consolidated Balance Sheet	Total as reported at 12/31/2014	Adjustment for ASU No. 2015-17	Adjustment for ASU No. 2015-3	Total as adjusted at 12/31/2014
Total current assets	$879.2	$(58.4)	$—	$820.8
Total non-current assets	1,152.0	58.4	(24.9)	1,185.5
Total current liabilities	464.9	—	—	464.9
Total other non-current liabilities	2,123.3	—	(24.9)	2,098.4
Total indebtedness	1,870.5	—	(24.9)	1,845.6

Consolidated Balance Sheet	Total as reported at 12/31/2013	Adjustment for ASU No. 2015-17	Adjustment for ASU No. 2015-3	Total as adjusted at 12/31/2013
Total current assets	$893.8	$(65.1)	$—	$828.7
Total non-current assets	1,203.0	65.1	(29.8)	1,238.3
Total current liabilities	552.6	—	—	552.6
Total other non-current liabilities	2,060.7	—	(29.8)	2,030.9
Total indebtedness	1,935.6	—	(29.8)	1,905.8

Consolidated Balance Sheet	Total as reported at 12/31/2012	Adjustment for ASU No. 2015-17	Adjustment for ASU No. 2015-3	Total as adjusted at 12/31/2012
Total current assets	$616.0	$(48.5)	$—	$567.5
Total non-current assets	681.7	48.5	(12.4)	717.8
Total current liabilities	441.6	—	—	441.6
Total other non-current liabilities	1,432.8	—	(12.4)	1,420.4
Total indebtedness	1,220.9	—	(12.4)	1,208.5

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

Overview
Overview of the Business
Revlon Consumer Products Corporation ("Products Corporation" and together with its subsidiaries, including Elizabeth Arden, Inc., the "Company") is a wholly-owned operating subsidiary of Revlon, Inc. ("Revlon"), which is an indirect majority-owned subsidiary of MacAndrews & Forbes Incorporated (together with certain of its affiliates other than Revlon and the Company, "MacAndrews & Forbes"), a corporation wholly-owned by Ronald O. Perelman.
The Company operates in four segments: the consumer division (“Consumer”); the professional division (“Professional”); Elizabeth Arden; and Other. The Company manufactures, markets and sells an extensive array of beauty and personal care products worldwide, including color cosmetics, fragrances, skin care, hair color, hair care and hair treatments, beauty tools, men's grooming products, anti-perspirant deodorants and other beauty care products.
For additional information regarding our business, see "Part 1, Item 1 - Business" in this Form 10-K.
Discontinued Operations Presentation
As a result of the Company's decision on December 30, 2013 to exit its direct manufacturing, warehousing and sales business operations in mainland China within its Consumer segment effective December 31, 2013, the Company is reporting the results of its former China operations within income (loss) from discontinued operations, net of taxes in the Company's Consolidated Statements of Operations and Comprehensive (Loss) Income. Unless otherwise stated, financial results discussed within "Overview" and "Results of Operations" refer only to continuing operations. See Note 4, "Discontinued Operations," to the Consolidated Financial Statements in this Form 10-K for further discussion.
Overview of Net Sales and Earnings Results
Consolidated net sales in 2016 were $2,334.0 million, an increase of $419.7 million, or 21.9%, compared to $1,914.3 million in 2015. Excluding the $43.9 million unfavorable impact of foreign currency fluctuations (referred to herein as “FX,” “XFX” or on an "XFX basis"), consolidated net sales increased by $463.6 million, or 24.2%, in 2016 compared to the 2015. The XFX increase in 2016 was primarily driven by the inclusion of $441.4 million of net sales as a result of the Elizabeth Arden Acquisition from and after the September 7, 2016 Elizabeth Arden Acquisition Date; a $11.1 million, or 2.4%, increase in Professional segment net sales; and a $9.7 million, or 0.7%, increase in Consumer segment net sales.
Consolidated loss from continuing operations, net of taxes, in 2016 was $10.8 million, compared to $65.3 million of consolidated income from continuing operations, net of taxes, in 2015. The $76.1 million decrease in consolidated income from continuing operations, net of taxes, in 2016 was primarily due to:

•	$158.1 million of higher SG&A expenses, primarily driven by the inclusion of the SG&A expenses of the Elizabeth Arden segment, commencing on and after the Elizabeth Arden Acquisition Date;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

•	$35.2 million increase in acquisition and integration costs, primarily related to the Elizabeth Arden Acquisition;

•
$23.5 million increase in restructuring charges and other, net, in 2016, which primarily included $31.7 million in restructuring charges recognized in 2016 related to the EA Integration Restructuring Program, as compared to $9.5 million of restructuring charges and other, net, recognized in 2015, primarily due to the 2015 Efficiency Program;

•
a $23.4 million non-cash impairment loss on goodwill and acquired intangible assets for the Company's Other reporting unit recognized in 2016, as compared to a $9.7 million non-cash impairment loss on goodwill for the Company's Global Color Brands reporting unit recognized in 2015;

•
a $21.9 million increase in interest expense incurred during 2016 primarily as a result of the debt-related transactions completed during the third quarter of 2016 in connection with financing the Elizabeth Arden Acquisition and the complete refinancing of the Old Term Loan Facility, as discussed below; and

•
a $16.9 million aggregate loss on the early extinguishment of debt recognized in the third quarter of 2016 as a result of the complete refinancing of the Old Term Loan Facility in connection with the Elizabeth Arden Acquisition;

with the foregoing partially offset by:

•
$170.4 million of higher gross profit in 2016, primarily due to the inclusion of gross profit of the Elizabeth Arden segment, commencing on and after the Elizabeth Arden Acquisition Date, partially offset by lower gross profit within the Consumer segment; and

•
a $25.7 million decrease in the provision for income taxes recognized in 2016, primarily due to lower pre-tax income for 2016, as compared to 2015, partially offset by the impairment in 2016 related to the Company's Other segment for which there was no tax benefit and the tax benefit realized in 2015 for the reduction of the deferred tax valuation allowance that did not exist in 2016.

These items are discussed in more detail within "Results of Operations" and within "Financial Condition, Liquidity and Capital Resources" below.

Recent Events
Acquisition of Elizabeth Arden
On September 7, 2016, the Company completed the Elizabeth Arden Acquisition. Elizabeth Arden is a global prestige beauty products company with an iconic portfolio of fragrance, skin care and color cosmetics brands that are highly complementary to the Company's existing brand portfolio and are sold worldwide. Elizabeth Arden’s brands include Skin Illuminating, SUPERSTART, Prevage, Eight Hour Cream, Elizabeth Arden Ceramide and Visible Difference  in the Elizabeth Arden skin care brands; Elizabeth Arden Red Door, Elizabeth Arden 5th Avenue, Elizabeth Arden Green Tea and UNTOLD in Elizabeth Arden fragrances; Juicy Couture, John Varvatos, and Wildfox Couture in designer fragrances; and Curve, Elizabeth Taylor, Britney Spears, Christina Aguilera, Halston, Ed Hardy, Geoffrey Beene, Alfred Sung, Giorgio Beverly Hills, Lucky Brand, PS Fine Cologne for Men, White Shoulders and Jennifer Aniston in heritage fragrances. In North America, Elizabeth Arden’s principal customers include prestige retailers, specialty stores, the mass retail channel, distributors, department stores and other retailers, as well as direct sales to consumers via its Elizabeth Arden Red Door branded retail stores and Elizabeth Arden.com e-commerce business. Elizabeth Arden products are also sold through the Elizabeth Arden Red Door Spa beauty salons and spas. Internationally, Elizabeth Arden’s portfolio of owned and licensed brands is sold to perfumeries, boutiques, department stores, travel retailers and distributors. The operating results and purchase accounting for the Company's Elizabeth Arden Acquisition are presented in the Elizabeth Arden reporting segment.
EA Integration Restructuring Program
In December 2016, in connection with integrating the Elizabeth Arden and Revlon organizations, the Company determined to begin the process of implementing the EA Integration Restructuring Program, consisting of certain integration activities, including consolidating offices, eliminating certain duplicative activities and streamlining back-office support. The EA Integration Restructuring Program is designed to reduce the Company’s SG&A expenses. As a result of the EA Integration Restructuring Program, the Company expects to eliminate approximately 350 positions worldwide and expects to recognize approximately $65 million to $75 million of EA Integration Restructuring Charges, consisting of: (i) approximately $40 million to $50 million of employee-related costs, including severance, retention and other contractual termination benefits; (ii) approximately $15 million of lease termination costs; and (iii) approximately $10 million of other related charges.
As a result of the EA Integration Restructuring Program, as well as other actions related to integrating the Elizabeth Arden organiz

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

ation into the Company’s business, the Company has identified annualized synergies and cost reductions of approximately $190 million. The approximately $190 million of expected annualized synergies and cost reductions are expected to be generated over a multi-year period, with approximately 90% expected to be achieved by the end of 2020. For 2016, the Company realized approximately $3 million of these annualized cost reductions, which primarily benefited the Elizabeth Arden segment results.
In order to capture these annualized synergies and cost reductions, the Company anticipates that it will incur, over a multi-year period, approximately $100 million to $110 million of cumulative integration-related capital expenditures and approximately $70 million to $80 million of cumulative non-restructuring integration costs.
In 2016, the Company incurred $34.5 million of restructuring charges in connection with the EA Integration Integration Restructuring Program and $41.7 million of acquisition and integration costs related to the Elizabeth Arden Acquisition.
For further discussion of the Elizabeth Arden Acquisition and the EA Integration Restructuring Program, see Note 2, "Business Combinations," and Note 3, "Restructuring Charges - EA Integration Restructuring Program," to the Consolidated Financial Statements in this Form 10-K.
Acquisition of Cutex International
On May 31, 2016, the Company completed the Cutex International Acquisition, consisting of the acquisition of certain international Cutex businesses from Coty Inc., which primarily operate in Australia and the U.K., and related assets for total cash consideration of $29.1 million. Following the Company's October 2015 Cutex U.S. Acquisition, combined with other Cutex businesses that the Company acquired in 1998, the Cutex International Acquisition completed the Company's global consolidation of the Cutex brand, enhancing and complementing the Company's existing brand portfolio of nail care products. The Cutex International results of operations are included in the Company’s Consolidated Financial Statements commencing on the Cutex International Acquisition Date. See Note 2, "Business Combinations," to the Consolidated Financial Statements in this Form 10-K for further details related to the Cutex International Acquisition.
2016 Debt-Related Transactions
In connection with and substantially concurrently with the closing of the Elizabeth Arden Acquisition, Products Corporation entered into: (i) its 7-year $1,800.0 million senior secured 2016 Term Loan Facility; and (ii) its 5-year $400.0 million 2016 Revolving Credit Facility. As part of financing the Elizabeth Arden Acquisition, in August 2016 Products Corporation also completed the issuances of $450.0 million aggregate principal amount of its 6.25% Senior Notes due 2024, which funds were released from escrow on the Elizabeth Arden Acquisition Date. In connection with entering into the 2016 Senior Credit Facilities, Products Corporation maintained on the 2016 Term Loan Facility its existing floating-to-fixed 2013 Interest Rate Swap based on a notional amount of $400 million that previously applied to Products Corporation’s Old Acquisition Term Loan, which loan was refinanced in full in connection with Products Corporation's consummation of the 2016 Senior Credit Facilities and the 6.25% Senior Notes. The proceeds of Products Corporation's 6.25% Senior Notes Offering and the 2016 Term Loan Facility, together with approximately $35.0 million of borrowings under the 2016 Revolving Credit Facility, and approximately $126.7 million of cash on hand, were used: (A) to fund the Elizabeth Arden Acquisition, including: (i) repurchasing the entire $350.0 million aggregate principal amount outstanding of the Elizabeth Arden Senior Notes; (ii) repaying the entire $142.0 million aggregate principal amount of borrowings outstanding as of the Elizabeth Arden Acquisition Date under Elizabeth Arden’s then-existing $300.0 million revolving credit facility (which facility was terminated upon such repayment); (iii) repaying the entire $25.0 million aggregate principal amount of borrowings then-outstanding as of the Elizabeth Arden Acquisition Date under Elizabeth Arden's second lien credit facility (which facility was terminated upon such repayment); and (iv) retiring the entire $55.0 million liquidation preference of all 50,000 shares of Elizabeth Arden's issued and outstanding Preferred Stock (which amount included a $5.0 million change of control premium); and (B) to completely refinance and repay all of the $651.4 million in aggregate principal balance outstanding under Products Corporation’s 2011 Term Loan and all of the $658.6 million in aggregate principal balance outstanding under Products Corporation’s Old Acquisition Term Loan (each of which facilities were terminated upon such repayment). The Company did not incur any material early termination penalties in connection with repaying the Old Term Loan Facility or the Elizabeth Arden indebtedness and preferred stock.
In February 2016, Products Corporation prepaid $23.2 million of indebtedness then outstanding under the Old Term Loan Facility, representing 50% of its 2015 “excess cash flow” as defined by, and as required under, the Old Term Loan Agreement. The prepayment was applied on a ratable basis between the principal amounts outstanding under the 2011 Term Loan and the Old Acquisition Term Loan. The amount of the prepayment that was applied to the 2011 Term Loan reduced the principal amount outstanding by $11.5 million to $651.4 million (as all amortization payments under the 2011 Term Loan had been paid). The $11.7 million that was applied to the Old Acquisition Term Loan reduced Products Corporation's future annual amortization payments under such loan on a ratable basis from $6.9 million prior to the prepayment to $6.8 million after giving effect to the prepayment.
See Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources – Long-Term Debt Instruments,” for further discussion of the above debt transactions.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Non-cash Impairment Charges
For purposes of the annual goodwill impairment test, the CBB business, which was acquired in April 2015, is included within the Company’s Other reporting unit. The results of the step one test indicated that impairment indicators may have existed for the Company's Other reporting unit due to the termination of certain fragrance licenses that were not replaced, and accordingly, the Company performed step two of the goodwill impairment test for this reporting unit. As a result, in conjunction with the Company's annual impairment test, the Company recognized $23.4 million in non-cash impairment charges during the fourth quarter of 2016. Of this amount, $16.7 million related to goodwill and $6.7 million related to intangible assets acquired in the CBB Acquisition. These non-cash impairment charges are primarily due to the Company’s expectations regarding the future performance of the Other reporting unit, in relation to the carrying amounts of CBB's goodwill and acquired intangible assets. See Note 8, "Goodwill and Intangible Assets," to the Consolidated Financial Statements in this Form 10-K for further details on these non-cash goodwill and intangible asset impairment charges.

Operating Segments
The Company operates in four reporting segments: the consumer division (“Consumer”); the professional division (“Professional”); Elizabeth Arden; and Other:

•
The Consumer segment is comprised of the Company's consumer brands, which primarily include Revlon, Almay, SinfulColors and Pure Ice in color cosmetics; Revlon ColorSilk in women’s hair color; Revlon in beauty tools; and Mitchum in anti-perspirant deodorants. The Company’s principal customers for its consumer products include large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, the Internet/e-commerce, television shopping, department stores, one-stop shopping beauty retailers, specialty cosmetics stores and perfumeries in the U.S. and internationally. The Consumer segment also includes a skin care line under the Natural Honey brand and a hair color line under the Llongueras brand (licensed from a third party) sold to large volume retailers and other retailers, primarily in Spain, which were acquired as part of the Colomer Acquisition. In October 2015 and in May 2016, the Company acquired Cutex businesses in the U.S. and in certain international territories and related assets, respectively. The results of operations relating to the sales of Cutex nail care products are included within the Consumer segment.

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

•
The Elizabeth Arden segment includes the operating results of the Elizabeth Arden business and related purchase accounting for the Company's September 2016 Elizabeth Arden Acquisition. Elizabeth Arden is a global prestige beauty products company with an iconic portfolio of prestige fragrance, skin care and cosmetic brands, which includes the Elizabeth Arden skin care brands, color cosmetics and fragrances; designer fragrances such as Juicy Couture, John Varvatos and Wildfox Couture; heritage fragrances such as Curve, Elizabeth Taylor, Britney Spears and Christina Aguilera; and celebrity fragrances.

•
The Other segment primarily includes the operating results of the CBBeauty Group and certain of its related entities, which the Company acquired in April 2015. CBB develops, markets and distributes fragrances and other beauty products under various celebrity, lifestyle and fashion brands licensed from third parties, principally through department stores and selective distribution in international territories.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Results of Operations

Consolidated Net Sales:
Year-to-date results:
Consolidated net sales in 2016 were $2,334.0 million, a $419.7 million increase, or 21.9%, as compared to $1,914.3 million in 2015. Excluding the $43.9 million unfavorable FX impact, consolidated net sales increased on an XFX basis by $463.6 million, or 24.2%, during 2016.
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

Segment Results:
The Company's management evaluates segment profit, which is defined as income from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses, for each of the Company's reportable segments. Segment profit also excludes unallocated corporate expenses and the impact of certain items that are not directly attributable to the segments' underlying operating performance, which includes the impact of: (i) restructuring and related charges; (ii) acquisition and integration costs; (iii) deferred compensation related to the accounting for the CBB Acquisition; (iv) costs of sales resulting from fair value adjustments in the second quarter of 2016 and 2015 related to inventory acquired in the Cutex International Acquisition and the CBB Acquisition, respectively; (v) charges related to the Elizabeth Arden 2016 Business Transformation Program; (vi) costs of sales resulting from a fair value adjustment to inventory acquired in the Elizabeth Arden Acquisition; (vii) goodwill and acquired intangible asset impairment charges; and (viii) pension lump sum settlement charges. Unallocated corporate expenses primarily include general and administrative expenses related to the corporate organization. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. The Company does not have any material inter-segment sales. For a reconciliation of segment profit to income from continuing operations before income taxes, see Note 19, "Segment Data and Related Information," to the Consolidated Financial Statements in this Form 10-K.
The following tables provide a comparative summary of the Company's segment results for each of 2016, 2015 and 2014.

	Net Sales							Segment Profit
	Year Ended December 31,			Change		XFX Change (a)		Year Ended December 31,		Change		XFX Change (a)
	2016		2015	$	%	$	%	2016	2015	$	%	$	%
Consumer	$1,389.8		$1,414.8	$(25.0)	(1.8)%	$9.7	0.7%	$349.2	$360.2	$(11.0)	(3.1)%	$(8.3)	(2.3)%
Professional	476.5		471.1	5.4	1.1%	11.1	2.4%	99.4	103.9	(4.5)	(4.3)%	(3.5)	(3.4)%
Elizabeth Arden	441.4	—	—	441.4	N.M.	441.4	N.M.	68.2	—	68.2	N.M.	68.2	N.M.
Other	26.3		28.4	(2.1)	(7.4)%	1.4	4.9%	$(2.7)	$1.4	(4.1)	(292.9)%	(4.3)	(307.1)%
Total	$2,334.0		$1,914.3	$419.7	21.9%	$463.6	24.2%	$514.1	$465.5	$48.6	10.4%	$52.1	11.2%
(a) XFX excludes the impact of foreign currency fluctuations.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

	Net Sales						Segment Profit
	Year Ended December 31,		Change		XFX Change (a)		Year Ended December 31,		Change		XFX Change (a)
	2015	2014	$	%	$	%	2015	2014	$	%	$	%
Consumer	$1,414.8	$1,438.3	$(23.5)	(1.6)%	$53.9	3.7%	$360.2	$339.4	$20.8	6.1%	$30.0	8.8%
Professional	471.1	502.7	(31.6)	(6.3)%	12.2	2.4%	103.9	104.8	(0.9)	(0.9)%	2.8	2.7%
Elizabeth Arden	—	—	—	N.M.	—	N.M.	—	—	—	N.M.	—	N.M.
Other	28.4	—	28.4	N.M.	28.4	N.M.	1.4	—	1.4	N.M.	1.4	N.M.
Total	$1,914.3	$1,941.0	$(26.7)	(1.4)%	$94.5	4.9%	$465.5	$444.2	$21.3	4.8%	$34.2	7.7%
(a) XFX excludes the impact of foreign currency fluctuations.

Consumer Segment
Consumer segment net sales in 2016 were $1,389.8 million, a $25.0 million or 1.8% decrease, compared to $1,414.8 million in 2015. Excluding the $34.7 million unfavorable FX impact, total Consumer net sales in 2016 increased by $9.7 million, or 0.7%, compared to 2015. This increase was primarily driven by higher net sales of Cutex nail care products from the Company’s global consolidation of the Cutex brand, which was completed with two separate acquisitions that closed for the U.S. in October 2015 and for the U.K., Australia and certain other International territories in May 2016, as well as higher net sales of Revlon beauty tools and Mitchum anti-perspirant deodorant products, partially offset by lower net sales of Almay color cosmetics. Net sales of Revlon color cosmetics were essentially flat, as strong sales growth internationally was offset by lower net sales in North America due to softening trade conditions in core cosmetics categories.
Consumer segment profit in 2016 was $349.2 million, a $11.0 million, or 3.1%, decrease, as compared to $360.2 million in 2015. Excluding the $2.7 million unfavorable FX impact, Consumer segment profit in 2016 decreased by $8.3 million, or 2.3%, compared to 2015. This decrease was partially due to a 2015 gain of $3.5 million related to the sale of a non-core consumer brand. In addition, Consumer segment profit decreased due to the unfavorable impact of FX transaction within cost of sales, partially offset by decreased brand support on lower performing brands.
Consumer segment net sales in 2015 were $1,414.8 million, a decrease of $23.5 million, or 1.6%, as compared to $1,438.3 million in 2014. Excluding the $77.4 million unfavorable FX impact, total Consumer net sales in 2015 increased $53.9 million, or 3.7%, as compared to 2014, primarily driven by higher net sales of Revlon color cosmetics, Mitchum anti-perspirant deodorant products, Revlon ColorSilk hair color and Cutex nail products, partially offset by lower net sales of Almay color cosmetics. Consumer segment net sales were negatively impacted in connection with the Company's exit of its business operations in Venezuela in the second quarter of 2015 and change to a distributor model, as such change resulted in $1.0 million of net sales in Venezuela in 2015, compared to $16.3 million of net sales in Venezuela in 2014. Excluding Venezuela, on an XFX basis, Consumer net sales would have increased by 4.4% in 2015, as compared to 2014.
Consumer segment profit in 2015 was $360.2 million, an increase of $20.8 million, or 6.1%, as compared to $339.4 million in 2014. Excluding the $9.2 million unfavorable impact of foreign currency fluctuations, Consumer segment profit in 2015 increased $30.0 million, or 8.8%, as compared to 2014, primarily driven by higher gross profit as a result of the increases in net sales discussed above, partially offset by $8.7 million of higher brand support expenses for the Company's Consumer brands. In connection with the Company's exit of its business operations in Venezuela in the second quarter of 2015 and change to a distributor model, there was no profit in Venezuela in 2015, compared to $6.6 million of profit in Venezuela in 2014. Excluding Venezuela, on an XFX basis, Consumer segment profit would have increased by 11.1% in 2015, as compared to 2014.

Professional Segment
Professional segment net sales in 2016 were $476.5 million, a $5.4 million, or 1.1%, increase, as compared to $471.1 million in 2015. Excluding the $5.7 million unfavorable FX impact, total Professional net sales in 2016 increased by $11.1 million as compared to 2015. This increase was driven primarily by higher net sales of American Crew men’s grooming products as a result of the Elvis Presley branded marketing campaign and Revlon Professional hair products in part due to the launch of Revlon Professional Be Fabulous and Revlonissimo Colorsmetique. These increases were partially offset by lower net sales of CND nail products.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Professional segment profit in 2016 was $99.4 million, a $4.5 million, or 4.3%, decrease, as compared to $103.9 million in 2015, primarily driven by the absence in 2016 of a $3.0 million gain related to the sale of a non-core professional brand that was completed in 2015.
Professional segment net sales in 2015 were $471.1 million, a decrease of $31.6 million, or 6.3%, compared to $502.7 million in 2014. Excluding the $43.8 million unfavorable impact of foreign currency fluctuations, total Professional net sales increased by $12.2 million in 2015, as compared to 2014, primarily as a result of higher net sales of American Crew men's grooming products, Revlon Professional hair products and Creme of Nature hair products, partially offset by lower net sales of CND nail products in the U.S.
Professional segment profit in 2015 was $103.9 million, a decrease of $0.9 million, or 0.9%, compared to $104.8 million in 2014. Excluding the $3.7 million unfavorable impact of foreign currency fluctuations, Professional segment profit increased $2.8 million in 2015, as compared to 2014, primarily due to higher net sales, partially offset by $5.1 million of higher brand support expenses for the Company's Professional brands and a favorable adjustment in 2014 of $3.4 million related to the inventory obsolescence reserve, with no similar adjustment in 2015.

Elizabeth Arden Segment
The Elizabeth Arden segment is comprised of the operations acquired by the Company in the Elizabeth Arden Acquisition, which closed on September 7, 2016. An analysis of net sales and segment profit for the Elizabeth Arden segment for 2016 is not included in this Form 10-K, as the Company does not have any comparable prior year's net sales or segment profit for the Elizabeth Arden segment.
Elizabeth Arden operations have historically been seasonal, with higher net sales generally occurring in the second half of the calendar year as a result of increased demand by retailers in anticipation of and during the holiday season. As a result, the operating results of the Elizabeth Arden segment following the Acquisition Date include the effects of seasonality.

Other Segment
Other segment net sales in 2016 were $26.3 million, a $2.1 million, or 7.4%, decrease, compared to $28.4 million in 2015. Excluding the $3.5 million unfavorable FX impact, total Other segment net sales in 2016 increased by $1.4 million, or 4.9%, compared to 2015. This increase was primarily driven by net sales associated with newly-acquired distribution rights in Europe.
Other segment loss in 2016 was $2.7 million, a $4.1 million decrease, compared to a $1.4 million profit in 2015. This decrease was primarily driven by higher packaging and design expenses.

Geographic Results:
In connection with changes that the organization made to its management reporting structure following the Elizabeth Arden Acquisition, beginning with the third quarter of 2016, the Company has combined its former U.S., Canada and Puerto Rico operating regions into the North America region for reporting purposes. The Company has modified its net sales discussion to conform to management's procedures for reviewing the business, and, accordingly, the amounts for 2016, 2015 and 2014 have been restated to conform to this presentation.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

The following tables provide a comparative summary of the Company's net sales by region for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,		Change		XFX Change (a)
	2016	2015	$	%	$	%
Consumer
North America	$882.4	$921.3	$(38.9)	(4.2)%	$(36.9)	(4.0)%
International	507.4	493.5	13.9	2.8%	46.6	9.4%
Professional
North America	$204.9	$201.8	$3.1	1.5%	$3.9	1.9%
International	271.6	269.3	2.3	0.9%	7.2	2.7%
Elizabeth Arden
North America	$274.8	$—	$274.8	N.M.	$274.8	N.M.
International	166.6	—	$166.6	N.M.	$166.6	N.M.
Other
North America	$—	$—	$—	N.M.	$—	—%
International	26.3	28.4	(2.1)	(7.4)%	1.4	4.9%
Total Net Sales	$2,334.0	$1,914.3	$419.7	21.9%	$463.6	24.2%
(a) XFX excludes the impact of foreign currency fluctuations.

	Year Ended December 31,		Change		XFX Change (a)
	2015	2014	$	%	$	%
Consumer
North America	$921.3	$900.7	$20.6	2.3%	$29.3	3.3%
International	493.5	537.6	(44.1)	(8.2)%	24.6	4.6%
Professional
North America	$201.8	$214.3	$(12.5)	(5.8)%	$(8.8)	(4.1)%
International	269.3	288.4	(19.1)	(6.6)%	21.0	7.3%
Elizabeth Arden
North America	$—	$—	$—	N.M.	$—	N.M.
International	—	—	—	N.M.	$—	N.M.
Other
North America	$—	$—	$—	—%	$—	—%
International	28.4	—	28.4	N.M.	28.4	N.M.
Total Net Sales	$1,914.3	$1,941.0	$(26.7)	(0.2)%	$94.5	(51.9)%
(a) XFX excludes the impact of foreign currency fluctuations.

Consumer Segment
North America
In the Consumer segment, North America net sales in 2016 decreased by $38.9 million, or 4.2%, to $882.4 million, as compared to $921.3 million in 2015. Excluding the $2.0 million unfavorable FX impact, Consumer segment net sales in North America in 2016 decreased by $36.9 million, or 4.0%, as compared to 2015. This decrease was primarily driven by the results of softening trade conditions in core categories, which impacted Revlon color cosmetics and Almay color cosmetics, as well as increased competition impacting Revlon ColorSilk hair color. These decreases were partially offset by incremental net sales in connection with the Company completing the global consolidation of the Cutex nail care brand, as well as higher net sales of Revlon beauty tools.
In the Consumer segment, North America net sales in 2015 increased by $20.6 million, or 2.3%, to $921.3 million, as compared to $900.7 million in 2014. Excluding the $8.7 million unfavorable FX impact, Consumer segment net sales in North America

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

increased by $29.3 million, or 3.3%, in 2015, as compared to 2014. This increase was primarily driven by higher net sales of Revlon color cosmetics, Mitchum anti-perspirant deodorant products and Revlon ColorSilk hair color, partially offset by lower net sales of Almay color cosmetics.

International
In the Consumer segment, International net sales in 2016 increased by $13.9 million, or 2.8%, to $507.4 million, as compared to $493.5 million in 2015. Excluding the $32.7 million unfavorable FX impact, Consumer segment International net sales in 2016 increased by $46.6 million, or 9.4%, as compared to 2015. This increase was primarily driven by higher net sales of Revlon color cosmetics, Revlon ColorSilk hair color, as well as incremental net sales of Cutex nail care products. The increase in International net sales was mainly driven by higher net sales in Argentina, the U.K. and Mexico.
In the Consumer segment, International net sales in 2015 decreased by $44.1 million, or 8.2% to $493.5 million, as compared to $537.6 million in 2014. Excluding the $68.7 million unfavorable FX impact, Consumer segment International net sales increased by 24.6 million, or 4.6%, in 2015, as compared to 2014. The increase was primarily due to higher net sales of Revlon color cosmetics. The Company's exit of its business operations in Venezuela in 2015 negatively impacted International net sales. Excluding Venezuela, on an XFX basis, International net sales would have increased by 10.0% in 2015, as compared to 2014.

Professional Segment
North America
In the Professional segment, North America net sales in 2016 increased by $3.1 million, or 1.5%, to $204.9 million, as compared to $201.8 million in 2015. Excluding the $0.8 million unfavorable FX impact, Professional segment net sales in North America in 2016 increased on an XFX basis by $3.9 million, or 1.9%, as compared to 2015. This increase was primarily driven by increased net sales of American Crew men's grooming products as a result of the Elvis Presley branded marketing campaign as well as Creme of Nature hair products, partially offset by lower net sales of CND nail products.
In the Professional segment, North America net sales in 2015 decreased by $12.5 million, or 5.8%, to $201.8 million, as compared to $214.3 million in 2014. Excluding the $3.7 million unfavorable FX impact, Professional segment net sales in North America decreased on an XFX basis by $8.8 million, or 4.1%, in 2015, as compared to 2014. This decrease was primarily driven by lower net sales of CND nail products.

International
In the Professional segment, International net sales in 2016 increased by $2.3 million, or 0.9%, to $271.6 million, as compared to $269.3 million in 2015. Excluding the $4.9 million unfavorable FX impact, Professional segment International net sales increased by $7.2 million, or 2.7%, in 2016, as compared to 2015. This increase was primarily due to higher net sales of Revlon Professional hair products, in part due to the launch of Revlon Professional Be Fabulous, as well as an increase in net sales of American Crew men’s grooming products throughout most of the International region. These increases were partially offset by lower net sales of CND nail products.
In the Professional segment, International net sales in 2015 decreased by $19.1 million, or 6.6%, to $269.3 million, as compared to $288.4 million in 2014. Excluding the $40.1 million unfavorable FX impact, Professional segment International net sales in 2015 increased by $21.0 million, or 7.3%, as compared to 2014. This increase was primarily due to higher net sales of American Crew men's grooming products and Revlon Professional hair products throughout most of the International region.

Elizabeth Arden Segment
The Elizabeth Arden segment is comprised of the operations acquired by the Company in the Elizabeth Arden Acquisition which closed on September 7, 2016. Therefore, an analysis of net sales and segment profit for the Elizabeth Arden segment for 2016 is not included in this Form 10-K, as the Company does not have any comparable prior year's net sales or segment profit for the Elizabeth Arden segment.
Elizabeth Arden operations have historically been seasonal, with higher net sales generally occurring in the second half of the calendar year as a result of increased demand by retailers in anticipation of and during the holiday season. As a result, the operating results of the Elizabeth Arden segment following the Elizabeth Arden Acquisition Date include the effects of seasonality.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Other Segment
North America
The Other segment consists of operations primarily within the International region. As a result, an analysis of net sales in the North America region for the Other segment is not included in this Form 10-K.

International
In the Other segment, net sales during 2016 decreased by $2.1 million, or 7.4%, to $26.3 million, as compared to $28.4 million in 2015. Excluding the $3.5 million unfavorable FX impact, Other segment net sales increased by $1.4 million, or 4.9%, in 2016. This increase was primarily driven by higher net sales associated with newly-acquired distribution rights in Europe.

Gross profit:

	Year Ended December 31,			Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Gross profit	$1,416.9	$1,246.5	$1,272.7	$170.4	$(26.2)
Percentage of net sales	60.7%	65.1%	65.6%	(4.4)%	(0.5)%

Gross profit increased by $170.4 million in 2016, as compared to 2015. Gross profit decreased as a percentage of net sales in 2016 by 4.4 percentage points, as compared to 2015. The drivers of the increase in gross profit in 2016, as compared to 2015, primarily included:

•
the inclusion of gross profit from the Elizabeth Arden Acquisition, which increased gross profit by $222.2 million, however decreased gross profit as a percentage of net sales by 2.4 percentage points;

•	favorable volume, which increased gross profit by $25.8 million, with no impact on gross profit as a percentage of net sales; and

•
the favorable impact in 2016 related to the portion of the 2015 pension lump sum settlement charge recorded in the fourth quarter of 2015 within cost of sales in the amount of $10.5 million, which did not recur in 2016 and increased gross profit as a percentage of net sales by 0.3 percentage points;

with the foregoing partially offset by:

•	unfavorable foreign currency fluctuations, which decreased gross profit by $38.7 million and decreased gross profit as a percentage of net sales by 1.0 percentage point;

•	higher promotional allowances, which decreased gross profit by $23.8 million and decreased gross profit as a percentage of net sales by 0.6 percentage points;

•
additional inventory costs as a result of the recognition of an increase in the fair value of inventory acquired in the Elizabeth Arden Acquisition, which reduced gross profit by $20.7 million and reduced gross profit as a percentage of net sales by 0.5 percentage points; and

•	unfavorable product mix, which decreased gross profit by $17.7 million and decreased gross profit as a percentage of net sales by 0.5 percentage points.
Gross profit decreased in 2015 as a percentage of net sales by 0.5 percentage points, decreasing by $26.2 million in 2015, as compared to 2014. The drivers of the changes in gross profit in 2015, as compared to 2014, primarily included:

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

SG&A expenses:

	Year Ended December 31,			Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
SG&A expenses	$1,151.6	$993.5	$999.7	$158.1	$(6.2)
SG&A expenses increased by $158.1 million in 2016, as compared to 2015, primarily driven by:

•
the inclusion of SG&A expenses in the Elizabeth Arden segment as a result of the Elizabeth Arden Acquisition, commencing on and after the Elizabeth Arden Acquisition Date, which contributed $184.2 million to the increase in SG&A expenses; and

•
$6.5 million of higher general and administrative expenses in 2016, primarily due to higher compensation due to changes in senior executive management, higher professional and legal fees and a total of $6.5 million in gains recognized in 2015 related to the sales of certain non-core assets, partially offset by $10.2 million of charges recognized in 2015 related to a pension lump sum settlement recorded as a component of SG&A expense and lower non-restructuring severance;

with the foregoing partially offset by:

•	$19.8 million of favorable FX impacts; and

•	a $24.3 million decrease in brand support expenses for lower performing brands, primarily within the Consumer segment.
SG&A expenses decreased by $6.2 million in 2015, as compared to 2014, primarily driven by:

•	$72.2 million of favorable impact due to foreign currency fluctuations in 2015;
with the foregoing partially offset by:

•	$16.2 million of higher brand support expenses for the Company's brands within the Consumer and Professional segments in 2015; and

•	$49.3 million of higher general and administrative expenses in 2015, primarily due to:
(i) $14.7 million of severance costs related to a 2015 initiative to upgrade the Company's people and talent; (ii) $10.2 million of charges related to the 2015 pension lump sum settlement discussed above; (iii) $9.8 million in expenses related to the 2015 operations of the CBB business acquired in April 2015; and (iv) higher incentive compensation expenses.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Acquisition and Integration Costs:

	Year Ended December 31,			Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Acquisition Costs	$21.5	$5.9	$0.5	$15.6	$5.4
Integration Costs	21.7	2.1	5.9	19.6	(3.8)
Total acquisition and integration costs	$43.2	$8.0	$6.4	$35.2	$1.6
The Company incurred $43.2 million of acquisition and integration costs in 2016, primarily related to the Elizabeth Arden Acquisition.
Acquisition costs in 2016 of $21.5 million primarily included legal and consulting fees related to the Elizabeth Arden Acquisition. Acquisition costs in 2015 primarily included legal and consulting fees related to the CBB Acquisition. Acquisition costs in 2014 primarily included legal and consulting fees related to the Colomer Acquisition.
Integration costs in 2016 of $21.7 million primarily included non-restructuring costs such as consulting fees related to the Company's integration of Elizabeth Arden's operations into the Company's business. (For additional details on the EA Integration Restructuring Program, please see "Overview - Recent Events - EA Integration Restructuring Program.")
Integration costs incurred during 2015 consisted of non-restructuring costs related to integrating Colomer's operations into the Company's business primarily, including legal and professional fees. Integration costs incurred during 2014 primarily included employee-related costs related to management changes and audit-related fees related to the Colomer Acquisition.

Restructuring charges and other, net:

	Year Ended December 31,			Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Restructuring charges and other, net	$34.0	$10.5	$21.3	$23.5	$(10.8)

EA Integration Restructuring Program
During 2016, the Company recorded charges totaling $34.5 million related to the EA Integration Restructuring Program that were incurred in connection with integrating the Elizabeth Arden and Revlon organizations. Of the $34.5 million charge: (a) $31.7 million is recorded in restructuring charges and other, net; (b) $0.5 million is recorded in cost of goods sold; and (c) $2.3 million is recorded in SG&A expenses.
2015 Efficiency Program
In 2016, the Company recognized $1.3 million of restructuring charges and other, net, in connection with the 2015 Efficiency Program, as compared to $10.5 million of restructuring charges and other, net, in 2015.
The Company achieved approximately $9 million in annualized cost reductions during 2016 from the 2015 Efficiency Program and annualized cost reductions in 2017 and thereafter related to such program are expected to be approximately $10 million.
2014 Integration Program
During 2014, the Company recorded charges totaling $20.1 million related to restructuring and related actions under the Company's integration initiatives in connection with the Colomer Acquisition (the "2014 Integration Program"), of which $18.9 million was recorded in restructuring charges and other, net, $0.6 million was recorded in cost of sales and $0.6 million was recorded in SG&A expenses. The 2014 Integration Program was substantially completed as of December 31, 2015.

See Note 3, "Restructuring Charges," to the Consolidated Financial Statements in this Form 10-K for further discussion.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Interest expense:

	Year Ended December 31,			Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Interest expense	$105.2	$83.3	$84.4	$21.9	$(1.1)

The $21.9 million increase in interest expense in 2016, as compared to 2015, was primarily due to higher average debt outstanding and higher weighted average borrowing rates as a result of the debt transactions completed in connection with the Elizabeth Arden Acquisition. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Recent Events - Debt-Related Transactions."
The $1.1 million decrease in interest expense in 2015, compared to 2014, was primarily due to lower average debt outstanding, partially offset by higher weighted average borrowing rates. The lower average debt outstanding was the result of: (i) regularly scheduled quarterly amortization payments made towards the Old Acquisition Term Loan through December 31, 2015; (ii) the favorable benefit to 2015 as a result of the May 1, 2014 prepayment of the remaining $58.4 million principal amount outstanding under the Non-Contributed Loan; and (iii) the $24.6 million March 2015 excess cash flow prepayment under the Old Term Loan Facility. The higher weighted average borrowing rates were primarily due to the impact of the 2013 Interest Rate Swap going into effect in May 2015.
Refer to “Financial Condition, Liquidity and Capital Resources – Long-Term Debt Instruments” for further discussion.

Loss on early extinguishment of debt:

	Year Ended December 31,			Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Loss on early extinguishment of debt	$16.9	$—	$2.0	$16.9	$(2.0)

The Company recognized a $16.9 million aggregate loss on the early extinguishment of debt during in 2016, primarily due to approximately $6.0 million of fees and expenses that were expensed as incurred in connection with entering into the 2016 Senior Credit Facilities, as well as the write-off of $10.9 million of unamortized debt discount and deferred financing fees previously capitalized in connection with the September 2016 repayment of the Old Term Loan Facility.
The Company recognized an aggregate loss on the early extinguishment of debt of $2.0 million during 2014, primarily due to $1.1 million of fees and expenses which were expensed as incurred in connection with the then-existing term loan facility, as well as the write-off of $0.8 million of unamortized debt discount and deferred financing fees as a result of such transaction. The remaining $0.1 million was related to the write-off of deferred financing costs in connection with the early repayment of the principal amount outstanding under the Non-Contributed Loan.

Refer to “Financial Condition, Liquidity and Capital Resources – Long-Term Debt Instruments” for further discussion.

Foreign currency (gains) losses, net:

	Year Ended December 31,			Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Foreign currency losses (gains), net	$18.5	$15.7	$25.0	$2.8	$(9.3)

The $2.8 million increase in foreign currency losses in 2016, as compared to 2015, was primarily driven by:

•	a $2.1 million gain in 2016, compared to a $3.8 million gain in 2015 related to the Company’s foreign currency forward exchange contracts; and

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

•	the net unfavorable impact of the revaluation of certain U.S. Dollar denominated intercompany payables and foreign currency denominated receivables.
The $9.3 million decrease in foreign currency losses in 2015, as compared to 2014, was primarily driven by:

•	a $6.0 million foreign currency loss recognized in 2014 as a result of the re-measurement of Revlon Venezuela's balance sheet, as compared to a $1.9 million foreign currency loss recognized in 2015;

•	a $3.8 million gain in 2015, compared to a $0.5 million gain in 2014, related to the Company's foreign currency forward exchange contracts; and

•	the favorable impact of the revaluation of certain U.S. Dollar and foreign currency denominated intercompany payables during 2015, as compared to 2014.

Provision for income taxes:

	Year Ended December 31,			Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Provision for income taxes	$28.7	$54.4	$81.2	$(25.7)	$(26.8)
The provision for income taxes decreased by $25.7 million in 2016, as compared to 2015, primarily due to lower pre-tax income for 2016, as compared to 2015, partially offset by lack of benefit from the 2016 goodwill and intangible assets impairment, as well as the benefit in 2015 for the reduction of the deferred tax valuation allowance that did not exist in 2016.
The provision for income taxes decreased by $26.8 million in 2015, compared to 2014, primarily due to the favorable impact of certain discrete items, including: (i) the net reduction of valuation allowances in certain foreign jurisdictions; (ii) lower pre-tax income in certain jurisdictions for 2015, as compared to 2014; (iii) the impact of the favorable resolution of certain tax matters in 2015; and (iv) the unfavorable impact of certain tax matters in 2014 that did not recur in 2015.
The Company's effective tax rate for 2016 was higher than the 35% federal statutory rate as a result of: (i) state and local taxes; (ii) foreign dividends and earnings taxable in the U.S.; and (iii) the impairment related to the Company's Other segment for which there was no tax benefit.
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

Financial Condition, Liquidity and Capital Resources
At December 31, 2016, the Company had a liquidity position of $545.9 million, consisting of $167.1 million of unrestricted cash and cash equivalents, as well as $378.8 million in available borrowings under Products Corporation's $400.0 million 2016 Revolving Credit Facility, based upon the borrowing base of $389.2 million, less $10.4 million of outstanding undrawn letters of credit, and nil outstanding under the 2016 Revolving Credit Facility at such date.
The Company’s foreign operations held $128.5 million out of the total $186.8 million in cash and cash equivalents (net of any outstanding checks) as of December 31, 2016.  The cash held by the Company’s foreign operations is primarily used to fund such operations. The Company regularly assesses its cash needs and the available sources of cash to fund these needs. As part of this assessment, the Company determines the amount of foreign earnings, if any, that it intends to repatriate to help fund its domestic cash needs, including for the Company’s debt service obligations, and pays applicable U.S. income and foreign withholding taxes, if any, on such earnings to the extent repatriated, and otherwise records a tax liability for the estimated cost of repatriation in a future period. The Company believes that the cash generated by its domestic operations and availability under the 2016 Revolving Credit Facility and other permitted lines of credit should be sufficient to meet its domestic liquidity needs for at least the next 12 months. Therefore, the Company currently anticipates that restrictions and/or taxes on repatriation of foreign earnings will not have a material effect on the Company’s liquidity during such period.

Changes in Cash Flows
At December 31, 2016, the Company had cash and cash equivalents of $186.8 million, compared with $326.9 million at December 31, 2015. The following table summarizes the Company’s cash flows from operating, investing and financing activities in 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$114.2	$155.3	$174.0
Net cash used in investing activities	(1,087.5)	(83.8)	(52.1)
Net cash provided by (used in) financing activities	835.8	(12.1)	(75.1)
Effect of exchange rate changes on cash and cash equivalents	(2.6)	(7.8)	(15.6)

Operating Activities
Net cash provided by operating activities was $114.2 million, $155.3 million and $174.0 million for 2016, 2015 and 2014, respectively. The increase in cash used in 2016, as compared to 2015, was primarily driven by the payment of acquisition and integration costs in 2016, higher interest payments in 2016 as a result of increased debt incurred in connection with the Elizabeth Arden acquisition, as well as the timing of certain accounts payable disbursements and accounts receivable collections at the end of 2015 compared to 2016. The decrease in cash from operating activities in 2015, as compared to 2014, was primarily driven by higher inventory and tax payments, partially offset by less cash used in discontinued operations, as well as lower payments for restructuring and interest in 2015 compared to 2014.

Investing Activities
Net cash used in investing activities was $1,087.5 million, $83.8 million and $52.1 million for 2016, 2015 and 2014, respectively, which included $59.3 million, $48.3 million and $55.5 million of cash used for capital expenditures, respectively. Net cash used in investing activities in 2016 included $1,034.3 million in cash payments for the Elizabeth Arden Acquisition (partially offset by $41.1 million of cash acquired in the Elizabeth Arden Acquisition) and $29.1 million in cash payments for the May 2016 Cutex International Acquisition. Net cash used in investing activities in 2015 included $41.7 million in cash payments, net of cash acquired, primarily for the Company's April 2015 CBB Acquisition, partially offset by $6.2 million in cash proceeds from the sale of certain immaterial, non-core assets. Net cash used in investing activities in 2014 included cash used for capital expenditures, partially offset by $3.4 million in proceeds from the sale of property, plant and equipment, primarily related to other immaterial restructuring actions.

Financing Activities
Net cash provided by (used in) financing activities was $835.8 million, $(12.1) million and $(75.1) million for 2016, 2015 and 2014, respectively.
Net cash provided by financing activities in 2016 primarily included:

•	cash proceeds received in connection with the 2016 Term Loan Facility, in the aggregate principal amount of $1,800.0 million, or $1,791.0 million, net of discounts; and

•	cash proceeds received in connection with issuance of the 6.25% Senior Notes, in the aggregate principal amount of $450.0 million;
with the foregoing partially offset by:

•	$658.6 million of cash used to repay all of the aggregate principal balance outstanding under Products Corporation’s 2011 Term Loan;

•	$651.4 million of cash used to repay all of the aggregate principal balance outstanding under Products Corporation’s Old Acquisition Term Loan;

•
(i) $45.0 million of fees paid in connection with completing the 2016 Term Loan Facility; (ii) $5.7 million of fees paid in connection with completing the 2016 Revolving Credit Facility; and (iii) $10.9 million of fees paid in connection with issuing Products Corporation's 6.25% Senior Notes; and

•	a $23.2 million required excess cash flow prepayment made under the Old Term Loan Facility, as discussed below.
Net cash used in financing activities for 2015 primarily included:

•	a $24.6 million required excess cash flow prepayment made under the Old Term Loan Facility; and

•	$6.8 million of scheduled amortization payments on the Old Acquisition Term Loan;
with the foregoing partially offset by:

•	$23.0 million increase in short-term borrowings and overdrafts.
Net cash used in financing activities for 2014 included:

•	the repayment in May 2014 of the $58.4 million aggregate principal amount outstanding of the Non-Contributed Loan;

•	$7.0 million of scheduled amortization payments on the Old Acquisition Term Loan;

•	$4.7 million decrease in short-term borrowings and overdrafts; and

•	the payment of $1.8 million of financing costs primarily related to a February 2014 amendment to the Old Term Loan Facility.

Refer below for further discussion of the debt instruments and related financing activities discussed above.

Long-Term Debt Instruments
(a) Recent Debt Transactions
The Company completed several debt transactions during 2016, 2015 and 2014:
2016 Debt-Related Transactions
In connection with and substantially concurrently with the closing of the Elizabeth Arden Acquisition, Products Corporation entered into: (i) the 7-year $1,800.0 million 2016 Term Loan Facility; and (ii) the 5-year $400.0 million 2016 Revolving Credit Facility. Products Corporation also completed the issuance of $450.0 million aggregate principal amount of its 6.25% Senior Notes due 2024. The proceeds of Products Corporation's 6.25% Senior Notes offering and the 2016 Term Loan Facility, together with approximately $35.0 million of borrowings under the 2016 Revolving Credit Facility and approximately $126.7 million of cash on hand, were used: (A) to fund the Elizabeth Arden Acquisition, including: (i) repurchasing the entire $350.0 million aggregate principal amount outstanding of the then-existing Elizabeth Arden Senior Notes; (ii) repaying the entire $142.0 million aggregate principal amount of borrowings outstanding as of the Elizabeth Arden Acquisition Date under Elizabeth Arden’s $300.0 million revolving credit facility (which facility was terminated upon such repayment); (iii) repaying the entire $25.0 million aggregate principal amount of borrowings outstanding as of the Elizabeth Arden Acquisition Date under Elizabeth Arden's second lien credit facility (which facility was terminated upon such repayment); and (iv) retiring the entire $55.0 million liquidation preference of all 50,000 shares of Elizabeth Arden's then-issued and outstanding preferred stock (which amount included a $5.0 million change of control premium); and (B) to completely refinance and repay all of the $651.4 million in aggregate principal balance outstanding under Products Corporation’s then-existing 2011 Term Loan and all of the $658.6 million in aggregate principal balance outstanding under Products Corporation’s Old Acquisition Term Loan (each of which facilities were terminated upon such repayment). The Company did not incur any material early termination penalties in connection with repaying the Old Term Loan Facility or the Elizabeth Arden indebtedness and preferred stock.
2016 Term Loan Facility
Principal and Maturity: On the Elizabeth Arden Acquisition Date, Products Corporation entered into the 2016 Term Loan Agreement, for which Citibank, N.A. acts as administrative and collateral agent and which has an initial aggregate principal amount of $1,800.0 million and matures on the earlier of: (x) the seventh anniversary of the Elizabeth Arden Acquisition Date; and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes if, on that date (and solely for so long as), (i) any of Products Corporation's 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of the then outstanding 5.75% Senior Notes by at least $200.0 million.  The loans under the 2016 Term Loan Facility were borrowed at an original issue discount of 0.5% to their principal amount. The 2016 Term Loan Facility may be increased by an amount equal to the sum of (x) the greater of $450.0 million and 90% of Products Corporation’s pro forma consolidated EBITDA, plus (y) an unlimited amount to the extent that (1) the first lien leverage ratio (defined as the ratio of Products Corporation’s net senior secured funded debt that is not junior or subordinated to the liens of the Senior Facilities to EBITDA) is less than or equal to 3.5 to 1.0 (for debt secured pari passu with the 2016 Term Loan Facility) or (2) the secured leverage ratio (defined as the ratio of Products Corporation’s net senior secured funded debt to EBITDA) is less than or equal to 4.25 to 1.0 (for junior lien or unsecured debt), plus (z) up to an additional $400.0 million if the 2016 Revolving Credit Facility has been repaid and terminated.

Guarantees and Security: Products Corporation and the restricted subsidiaries under the 2016 Term Loan Facility, which include Products Corporation’s domestic subsidiaries, including Elizabeth Arden and its domestic subsidiaries (collectively, the “Restricted Group”), are subject to the covenants under the 2016 Term Loan Agreement.  The 2016 Term Loan Facility is guaranteed by each of Products Corporation's existing and future direct or indirect wholly-owned domestic restricted subsidiaries (subject to various exceptions), as well as by Revlon, on a limited recourse basis.  The obligations of Revlon, Products Corporation and the subsidiary guarantors under the 2016 Term Loan Facility are secured by pledges of the equity of Products Corporation held by Revlon and the equity of the Restricted Group held by Products Corporation and each subsidiary guarantor (subject to certain exceptions, including equity of first-tier foreign subsidiaries in excess of 65% of the voting equity interests of such entity) and by substantially all tangible and intangible personal and real property of Products Corporation and the subsidiary guarantors (subject to certain exclusions).  The obligors and guarantors under the 2016 Term Loan Facility and the 2016 Revolving Credit Facility are identical.  The liens securing the 2016 Term Loan Facility on the accounts, inventory, equipment, chattel paper, documents, instruments, deposit accounts, real estate and investment property and general intangibles (other than intellectual property) related thereto (the “Revolving Facility Collateral”) rank second in priority to the liens thereon securing the 2016 Revolving Credit Facility.  The liens securing the 2016 Term Loan Facility on all other property, including capital stock, intellectual property and certain other intangible property (the “Term Loan Collateral”), rank first in priority to the liens thereon securing the 2016 Revolving Credit Facility, while the liens thereon securing the 2016 Revolving Credit Facility rank second in priority to the liens thereon securing the 2016 Term Loan Facility.

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

Prepayments: The 2016 Term Loan Facility is subject to mandatory prepayments from: (i) the net proceeds from the issuance by Products Corporation or any of its restricted subsidiaries of certain additional debt; (ii) commencing with the excess cash flow calculation with respect to fiscal year ending December 31, 2017, 50% of excess cash flow, with step-downs to 25% and 0% upon achievement of certain first lien leverage ratios and reduced by voluntary prepayments of loans under the 2016 Term Loan Facility and revolving loans under the 2016 Revolving Credit Facility to the extent commitments thereunder are permanently reduced; and (iii) asset sale proceeds of certain non-ordinary course asset sales or other dispositions of property that have not been reinvested to the extent in excess of certain minimum amounts. Products Corporation may voluntarily prepay the 2016 Term Loan Facility without premium or penalty unless Products Corporation prepays a term loan within six months after the Elizabeth Arden Acquisition Date in connection with a repricing transaction (in which case a 1.00% premium is payable).
2016 Revolving Credit Facility
Principal and Maturity: On the Elizabeth Arden Acquisition Date, Products Corporation entered into the 2016 Revolving Credit Agreement, for which Citibank, N.A. acts as administrative agent and collateral agent. The 2016 Revolving Credit Facility has an initial maximum availability of $400.0 million (with a $100.0 million sublimit for letters of credit and up to $70.0 million available for swing line loans), which availability is subject to the amount of the borrowing base.  The 2016 Revolving Credit Facility may be increased by the greater of (x) $50.0 million and (y) the excess of the borrowing base over the amounts of then-effective commitments.  The 2016 Revolving Credit Facility permits certain non-U.S. subsidiaries to borrow in local currencies. The borrowing base calculation under the 2016 Revolving Credit Facility is based on the sum of: (i) 85% of eligible accounts receivable; (ii) the lesser of 85% of the net orderly liquidation value and a percentage of the value specified in respect of different types of eligible inventory; (iii) qualified restricted cash (capped at $75.0 million); and (iv) a temporary increase amount between August 15 and October 31 of each year, which are collectively subject to certain availability reserves set by the administrative agent. The 2016 Revolving Credit Facility matures on the earlier of: (x) the fifth anniversary of the Elizabeth Arden Acquisition Date; and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes if, on that date (and solely for so long as), (i) any of Products Corporation’s 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of the then outstanding 5.75% Senior Notes by at least $200.0 million.

Guarantees and Security: The Restricted Group under the 2016 Revolving Credit Agreement (which is the same as the Restricted Group under the 2016 Term Loan Agreement) is subject to the covenants under the 2016 Revolving Credit Agreement.  The 2016 Revolving Credit Facility is guaranteed by each of Products Corporation's existing and future direct or indirect wholly-owned domestic restricted subsidiaries (subject to various exceptions), as well as by Revlon on a limited recourse basis.  The obligations of Revlon, Products Corporation and the subsidiary guarantors under the 2016 Revolving Credit Facility are secured by pledges of the equity of Products Corporation held by Revlon and the equity of Products Corporation’s restricted subsidiaries held by Products Corporation and each subsidiary guarantor (subject to certain exceptions, including equity of first-tier foreign subsidiaries in excess of 65% of the voting equity interests of such entity) and by substantially all tangible and intangible personal and real property of Products Corporation and the subsidiary guarantors (subject to certain exclusions).  The obligors and guarantors under the 2016 Revolving Credit Facility and the 2016 Term Loan Facility are identical.  The liens on the 2016 Revolving Facility Collateral securing the 2016 Revolving Credit Facility rank first in priority to the liens thereon securing the 2016 Term Loan Facility, which rank second in priority on such collateral.  The liens on the Term Loan Collateral securing the 2016 Revolving Credit Facility rank second in priority to the liens thereon securing the 2016 Term Loan Facility, which rank first in priority on such collateral.

Interest and Fees: Under the 2016 Revolving Credit Facility, interest is payable quarterly and accrues on borrowings under such facility at a rate per annum equal to either: (i) the alternate base rate plus an applicable margin equal to 0.25%, 0.50% or 0.75%, depending on the average excess availability (based on the borrowing base as most recently reported by Products Corporation to the administrative agent from time to time); or (ii) the Eurocurrency rate plus an applicable margin equal to 1.25%, 1.50% or 1.75%, depending on the average excess availability (based on the borrowing base as most recently reported by Products Corporation to the administrative agent from time to time), at Products Corporation’s option. The applicable margin decreases as average excess availability under the 2016 Revolving Credit Facility increases.  Products Corporation is obligated to pay certain fees and expenses in connection with the 2016 Revolving Credit Facility, including a commitment fee of 0.25% for any unused amounts. Loans under the 2016 Revolving Credit Facility may be prepaid without premium or penalty.

Affirmative and Negative Covenants: The 2016 Revolving Credit Agreement contains affirmative and negative covenants that are similar to those in the 2016 Term Loan Agreement, other than the “available amount basket” (as described above in the description of the 2016 Term Loan Facility); provided, however, under the 2016 Revolving Credit Agreement the Restricted Group will be able to incur unlimited additional junior secured debt and unsecured debt, make unlimited asset sales and dispositions, make unlimited investments and acquisitions, prepay junior debt and make unlimited restricted payments to the extent that certain “payment conditions” for asset-based credit facilities are satisfied.  The 2016 Revolving Credit Agreement contains certain customary representations, warranties and events of default. If Products Corporation’s “Liquidity Amount” (defined in the 2016 Revolving Credit Agreement as the Borrowing Base less the sum of (x) the aggregate outstanding extensions of credit under the 2016 Revolving Credit Facility, and (y) any availability reserve in effect on such date) falls below the greater of $35.0 million and 10% of the maximum availability under the 2016 Revolving Credit Facility (a “Liquidity Event Period”), then the Restricted Group will be required to maintain a consolidated fixed charge coverage ratio (the ratio of Products Corporation’s EBITDA minus capital expenditures to cash interest expense for such period) of a minimum of 1.0 to 1.0 until the first date after 20 consecutive business days for which the Liquidity Amount is equal to or greater than such threshold. If Products Corporation is in default under the consolidated fixed charge coverage ratio under the 2016 Revolving Credit Agreement, Products Corporation may cure such default by Products Corporation and/or Revlon issuing certain equity securities and Products Corporation receiving capital contributions from Revlon, with such cash being deemed to increase EBITDA for the purpose of calculating the applicable ratio. Products Corporation may exercise this cure right no more than two times in any four-quarter period, and no more than five times in total during the term of the 2016 Revolving Credit Facility.

Prepayments: Products Corporation must prepay borrowings under the 2016 Revolving Credit Facility to the extent that outstanding loans and letters of credit exceed availability.  During a Liquidity Event Period, the administrative agent may apply amounts collected in controlled accounts for the repayment of loans under the 2016 Revolving Credit Facility.  The above descriptions of the terms of the 2016 Term Loan Facility and the 2016 Revolving Credit Facility and the related security and collateral agreements are qualified in their entirety by reference to such agreements, which are attached as exhibits to this Form 10-K.
6.25% Senior Notes
On August 4, 2016, Revlon Escrow Corporation (the “Escrow Issuer”), which on such date was a wholly owned subsidiary of Products Corporation, completed the 6.25% Senior Notes Offering, pursuant to an exemption from registration under the Securities Act of 1933 (as amended, the “Securities Act”), of $450.0 million aggregate principal amount of the 6.25% Senior Notes. The 6.25% Senior Notes are unsecured and were issued by the Escrow Issuer to the initial purchasers under the 6.25% Senior Notes Indenture, between the Escrow Issuer and U.S. Bank National Association, as trustee (the “6.25% Senior Notes Trustee”). The 6.25% Senior Notes mature on August 1, 2024. Interest on the 6.25% Senior Notes accrues at 6.25% per annum, paid every six months through maturity on each February 1 and August 1, beginning on February 1, 2017. The proceeds from the 6.25% Senior Notes were released from escrow on the September 7, 2016 Elizabeth Arden Acquisition Date (the "Escrow Release"). On the Elizabeth Arden Acquisition Date, the Escrow Issuer was merged with and into Products Corporation and in connection with the Escrow Release, Products Corporation and certain of its direct and indirect wholly-owned domestic subsidiaries, including Elizabeth Arden and certain of its subsidiaries (collectively, the "6.25% Senior Notes Guarantors”), and the 6.25% Senior Notes Trustee entered into a supplemental indenture (the “6.25% Senior Notes Supplemental Indenture”) to the 6.25% Senior Notes Indenture, pursuant to which Products Corporation assumed the obligations of the Escrow Issuer under the 6.25% Senior Notes and the 6.25% Senior Notes Indenture and the 6.25% Senior Notes Guarantors jointly and severally, fully and unconditionally guaranteed the 6.25% Senior Notes on a senior unsecured basis (the "6.25% Senior Notes Guarantees").  The 6.25% Senior Notes Guarantors are the same entities that are subsidiary guarantors under the 2016 Senior Credit Facilities.
In December 2016, Products Corporation consummated an offer to exchange the original 6.25% Senior Notes for $450 million of new 6.25% Senior Notes, which have substantially the same terms as the original 6.25% Senior Notes, except that they are registered under the Securities Act (such registered new notes being the “6.25% Senior Notes”).

Ranking: The 6.25% Senior Notes are Products Corporation’s senior, unsubordinated and unsecured obligations, ranking: (i) pari passu in right of payment with all of Products Corporation’s existing and future senior unsecured indebtedness; (ii) senior in right of payment to all of Products Corporation’s and the 6.25% Senior Notes Guarantors’ future subordinated indebtedness; and (iii) effectively junior to all of Products Corporation’s and the 6.25% Senior Notes Guarantors’ existing and future senior secured indebtedness, including, indebtedness under Products Corporation’s 2016 Senior Credit Facilities, to the extent of the value of the assets securing such indebtedness. The 6.25% Senior Notes and the 6.25% Senior Notes Guarantees are: (i) structurally subordinated to all of the liabilities and preferred stock of any of the Company’s subsidiaries that do not guarantee the 6.25% Senior Notes; and (ii) pari passu in right of payment with liabilities of the 6.25% Senior Notes Guarantors other than expressly subordinated indebtedness. The 6.25% Senior Notes and the 6.25% Senior Notes Guarantees rank effectively junior to indebtedness and preferred stock of Products Corporation’s foreign and immaterial subsidiaries (the “6.25% Senior Notes Non-Guarantor Subsidiaries”), none of which guarantee the 6.25% Senior Notes.

Optional Redemption: Prior to August 1, 2019, Products Corporation may redeem the 6.25% Senior Notes at its option, at any time as a whole or from time to time in part, upon Products Corporation’s payment of an applicable make-whole premium based on the comparable treasury rate plus 50 basis points. Prior to August 1, 2019, up to 40% of the aggregate principal amount of 6.25% Senior Notes may also be redeemed at Products Corporation’s option at any time as a whole or from time to time in part, at a redemption price equal to 106.250% of the principal amount thereof, plus accrued and unpaid interest to (but not including) the date of redemption with the proceeds of certain equity offerings and capital contributions (so long as at least 60% of the 6.25% Senior Notes thereafter remain outstanding). On and after August 1, 2019, Products Corporation may redeem the 6.25% Senior Notes at its option, at any time as a whole, or from time to time in part, at the following redemption prices (expressed as percentages of principal amount), plus accrued interest to (but not including) the date of redemption, if redeemed during the 12-month period beginning on August 1 of the years indicated below:

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

Certain Covenants: The 6.25% Senior Notes Indenture imposes certain limitations on Products Corporation’s and the 6.25% Senior Notes Guarantors’ ability, and the ability of certain other subsidiaries, to: (i) incur or guarantee additional indebtedness or issue preferred stock; (ii) pay dividends, make certain investments and make repayments on indebtedness that is subordinated in right of payment to the 6.25% Senior Notes and make other “restricted payments;” (iii) create liens on their assets to secure debt; (iv) enter into transactions with affiliates; (v) merge, consolidate or amalgamate with another company; (vi) transfer and sell assets; and (vii) permit restrictions on the payment of dividends by Products Corporation's subsidiaries.

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
Amended Term Loan Facility - Excess Cash Flow Payment
In February 2016, Products Corporation prepaid $23.2 million of indebtedness, representing 50% of its 2015 “excess cash flow” as defined under, and as required by, the Old Term Loan Agreement. The prepayment was applied on a ratable basis between the principal amounts outstanding at such time under the 2011 Term Loan and the Old Acquisition Term Loan. The amount of the prepayment that was applied to the 2011 Term Loan reduced the principal amount outstanding by $11.5 million to $651.4 million (as all amortization payments under the 2011 Term Loan had been paid). The $11.7 million that was applied to the Old Acquisition Term Loan reduced Products Corporation's future annual amortization payments under such loan on a ratable basis from $6.9 million prior to the prepayment to $6.8 million after giving effect to the prepayment. The 2011 Term Loan and Old Acquisition Term Loan were completely refinanced and terminated in connection with Products Corporation’s completing the 2016 Senior Credit Facilities and issuing the 6.25% Senior Notes.

2015 Debt Related Transaction
Amended Term Loan Facility - Excess Cash Flow Payment
In March 2015, Products Corporation prepaid $24.6 million of indebtedness, representing 50% of its 2014 “excess cash flow,” in accordance with the terms of its Old Term Loan Facility. The prepayment was applied on a ratable basis between the principal amounts outstanding under the 2011 Term Loan and the Old Acquisition Term Loan. The amount of the prepayment applied to the 2011 Term Loan reduced the principal amount outstanding at such time by $12.1 million to $662.9 million (as all amortization payments under the 2011 Term Loan had been paid). The $12.5 million applied to the Old Acquisition Term Loan reduced Products Corporation's future regularly scheduled quarterly amortization payments under such loan on a ratable basis from $1.8 million prior to the prepayment to $1.7 million after giving effect to the prepayment. The 2011 Term Loan and Old Acquisition Term Loan were completely refinanced and terminated in connection with Products Corporation’s completing the 2016 Senior Credit Facilities and issuing the 6.25% Senior Notes.
2014 Debt Related Transactions
February 2014 Term Loan Amendment
In February 2014, Products Corporation entered into an amendment (the “February 2014 Term Loan Amendment”) to its Old Term Loan Agreement among Products Corporation, as borrower, a syndicate of lenders and Citicorp USA, Inc. (“CUSA”), as administrative agent and collateral agent.
Pursuant to the February 2014 Term Loan Amendment, the interest rates applicable to Eurodollar Loans under the 2011 Term Loan bore interest at the Eurodollar Rate plus 2.5% per annum, with the Eurodollar Rate not to be less than 0.75% (compared to 3.0% and 1.0%, respectively, prior to the February 2014 Term Loan Amendment), while Alternate Base Rate Loans under the 2011 Term Loan bore interest at the Alternate Base Rate plus 1.5%, with the Alternate Base Rate not to be less than 1.75% (compared to 2.0% in each case prior to the February 2014 Term Loan Amendment) (and as each such term is defined in the Old Term Loan Agreement).
Products Corporation's Old Acquisition Term Loan and Old Revolving Credit Facility were not amended in connection with the February 2014 Term Loan Amendment. The 2011 Term Loan, the Old Acquisition Term Loan and the Old Revolving Credit Facility were completely refinanced and terminated in connection with Products Corporation’s completing the 2016 Senior Credit Facilities and issuing the 6.25% Senior Notes.
During 2014, the Company incurred approximately $1.1 million of fees and expenses in connection with the February 2014 Term Loan Amendment, which were expensed as incurred, and wrote-off $0.8 million of unamortized debt discount and deferred financing costs as a result of the February 2014 Term Loan Amendment. These amounts, totaling $1.9 million, were recognized within loss on the early extinguishment of debt in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income for the year ended December 31, 2014.
Repayment of Non-Contributed Loan
In May 2014, Products Corporation used available cash on hand to optionally prepay in full the remaining $58.4 million principal amount then outstanding under the Non-Contributed Loan, which would have otherwise matured on October 8, 2014. In connection with such prepayment, the Company wrote-off $0.1 million of deferred financing costs, which were recognized within loss on early extinguishment of debt in the Company's Consolidated Statements of Operations and Comprehensive (Loss) Income for 2014.

5.75% Senior Notes
In February 2013, Products Corporation completed its offering (the "2013 Senior Notes Refinancing"), pursuant to an exemption from registration under the Securities Act,) of $500.0 million aggregate principal amount of the 5.75% Senior Notes. The 5.75% Senior Notes are unsecured and were issued under the 5.75% Senior Notes Indenture to investors at par. The 5.75% Senior Notes mature on February 15, 2021. Interest on the 5.75% Senior Notes accrues at 5.75% per annum, paid every six months on February 15th and August 15th. The 5.75% Senior Notes were issued pursuant to the 5.75% Senior Notes Indenture, dated as of February 8, 2013 (the “5.75% Senior Notes Closing Date”), by and among Products Corporation, Products Corporation’s domestic subsidiaries (the “5.75% Senior Notes Guarantors”), which also currently guarantee Products Corporation’s 2016 Senior Credit Facilities and 6.25% Senior Notes, and U.S. Bank National Association, as trustee (the "5.75% Senior Notes Trustee"). The 5.75% Senior Notes Guarantors issued guarantees (the “5.75% Senior Notes Guarantees”) of Products Corporation’s obligations under the 5.75% Senior Notes and the 5.75% Senior Notes Indenture on a joint and several, senior unsecured basis.
In December 2013, Products Corporation consummated an offer to exchange the original 5.75% Senior Notes for $500 million of new 5.75% Senior Notes, which have substantially the same terms as the original 5.75% Senior Notes, except that they are registered under the Securities Act (such registered new notes being the “5.75% Senior Notes”).
Products Corporation used a portion of the $491.2 million of net proceeds from the issuance of the 5.75% Senior Notes (net of underwriters' fees) to repay and redeem all of the $330.0 million outstanding aggregate principal amount of its 9.75% Senior Secured Notes, as well as to pay $8.6 million of accrued interest. Products Corporation incurred an aggregate of $19.4 million of fees for the applicable redemption and tender offer premiums, related fees and expenses in connection with redemption and repayment of the 9.75% Senior Secured Notes and other fees and expenses in connection with the issuance of the 5.75% Senior Notes. Products Corporation used a portion of the remaining proceeds from the issuance of the 5.75% Senior Notes, together with existing cash, to pay approximately $113.0 million of principal on its 2011 Term Loan. Products Corporation used the remaining balance available from the issuance of the 5.75% Senior Notes for general corporate purposes, including, without limitation, debt reduction transactions, such as repaying a loan to Revlon at its maturity on October 8, 2013, which proceeds Revlon used to pay the liquidation preference of Revlon's then outstanding Series A Preferred Stock in connection with its mandatory redemption on such date.
Ranking
The 5.75% Senior Notes are Products Corporation’s unsubordinated, unsecured obligations and rank senior in right of payment to any future subordinated obligations of Products Corporation and rank pari passu in right of payment with all existing and future senior debt of Products Corporation. Similarly, each 5.75% Senior Notes Guarantee is the relevant 5.75% Senior Notes Guarantor’s joint and several, unsubordinated and unsecured obligation, ranking senior in right of payment to any future subordinated obligations of such 5.75% Senior Notes Guarantor and ranking pari passu in right of payment with all existing and future senior debt of such 5.75% Senior Notes Guarantor. The 5.75% Senior Notes Guarantees were issued on a joint and several basis.
The 5.75% Senior Notes and the 5.75% Senior Notes Guarantees rank effectively junior to Products Corporation’s 2016 Senior Credit Facilities, which are secured, as well as indebtedness and preferred stock of Products Corporation’s foreign and immaterial subsidiaries (the “5.75% Senior Notes Non-Guarantor Subsidiaries and together with the 6.25% Senior Notes Non-Guarantor Subsidiaries, the "Non-Guarantor Subsidiaries”), none of which guarantee the 5.75% Senior Notes.

Optional Redemption
The 5.75% Senior Notes may be redeemed at Products Corporation's option, at any time as a whole, or from time to time in part, at the following redemption prices (expressed as percentages of principal amount), plus accrued interest to the date of redemption, if redeemed during the 12-month period beginning on February 15th of the years indicated below:

Year	Percentage
2017	102.875%
2018	101.438%
2019 and thereafter	100.000%

Change of Control
Upon the occurrence of specified change of control events, Products Corporation is required to make an offer to purchase all of the 5.75% Senior Notes at a purchase price of 101% of the outstanding principal amount of the 5.75% Senior Notes as of the date of any such repurchase, plus accrued and unpaid interest to the date of repurchase.
Certain Covenants
The 5.75% Senior Notes Indenture limits Products Corporation’s and the 5.75% Senior Notes Guarantors’ ability, and the ability of certain other subsidiaries, to:

•	incur or guarantee additional indebtedness (“Limitation on Debt”);

•	pay dividends, make repayments on indebtedness that is subordinated in right of payment to the 5.75% Senior Notes and make other “restricted payments” (“Limitation on Restricted Payments”);

•	make certain investments;

•	create liens on their assets to secure debt;

•	enter into transactions with affiliates;

•	merge, consolidate or amalgamate with another company (“Successor Company”);

•	transfer and sell assets (“Limitation on Asset Sales”); and

•	permit restrictions on the payment of dividends by Products Corporation’s subsidiaries (“Limitation on Dividends from Subsidiaries”).
These covenants are subject to important qualifications and exceptions. The 5.75% Senior Notes Indenture also contains customary affirmative covenants and events of default.
In addition, if during any period of time the 5.75% Senior Notes receive investment grade ratings from both Standard & Poor’s and Moody’s Investors Services, Inc. and no default or event of default has occurred and is continuing under the 5.75% Senior Notes Indenture, Products Corporation and its subsidiaries will not be subject to the covenants on Limitation on Debt, Limitation on Restricted Payments, Limitation on Asset Sales, Limitation on Dividends from Subsidiaries and certain provisions of the Successor Company covenant.
Covenants
Products Corporation was in compliance with all applicable covenants under the 2016 Credit Agreements as of December 31, 2016. At December 31, 2016, the aggregate principal amount outstanding under the 2016 Term Loan Facility was $1,795.5 million and availability under the $400.0 million 2016 Revolving Credit Facility, based upon the calculated borrowing base of $389.2 million, less $10.4 million of outstanding undrawn letters of credit, and nil drawn on the 2016 Revolving Credit Facility, was $378.8 million.
Products Corporation was in compliance with all applicable covenants under its Senior Notes Indentures as of December 31, 2016.
Sources and Uses
The Company’s principal sources of funds are expected to be operating revenues, cash on hand and funds available for borrowing under the 2016 Revolving Credit Facility and other permitted lines of credit. The 2016 Credit Agreements, and the Senior Notes Indentures contain certain provisions that by their terms limit Products Corporation's and its subsidiaries’ ability to, among other things, incur additional debt.
The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy; payments in connection with the Company's synergy and integration programs related to the Elizabeth Arden Acquisition (including, without limitation, for the EA Integration Restructuring Program); purchases of permanent wall displays; capital expenditure requirements; debt service payments and costs; cash tax payments; pension and other post-retirement benefit plan contributions; payments in connection with the Company’s restructuring programs; business and/or brand acquisitions (including, without limitation, through licensing transactions), if any; severance not otherwise included in the Company’s restructuring programs; debt and/or equity repurchases, if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting and/or entering certain territories and/or channels of trade. The Company’s cash contributions to its pension and post-retirement benefit plans in 2016 were $8.3 million. The Company expects cash contributions to its pension and post-retirement benefit plans to be approximately $8 million in the aggregate for 2017. The Company’s cash taxes paid in 2016 were $21.9 million. The Company expects to pay cash taxes of approximately $21 million in the aggregate during 2017. The Company’s purchases of permanent wall displays and capital expenditures in 2016 were $52.1 million and $59.3 million, respectively. The Company expects purchases of permanent wall displays to be approximately $65.0 million during 2017 and expects capital expenditures to be approximately $100.0 million to $120 million in 2017. Capital expenditures for 2017 include Revlon and Elizabeth Arden expected spend, as well as approximately $40 million expected for the Elizabeth Arden Integration Program.
As a result of the EA Integration Restructuring Program, as well as other actions that the Company is continuing to evaluate related to integrating the Elizabeth Arden organization into the Company’s business, such as through the elimination of duplicative functions, leveraging purchasing scale and optimizing the manufacturing and distribution networks of the combined company, the Company currently expects to realize over a multi-year period annualized synergies and cost reductions of approximately $190 million. In order to capture these annualized cost reductions, the Company anticipates that it will incur, over a multi-year period, approximately $100 million to $110 million of integration-related capital expenditures and approximately $70 million to $80 million of non-restructuring integration costs. Any of these actions, the intended purpose of which would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities. Any such activities may be funded with cash on hand, funds available under the 2016 Revolving Credit Facility and/or other permitted additional sources of capital, which actions could increase the Company’s total debt.
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
The Company may also, from time to time, seek to retire or purchase its outstanding debt obligations and/or advance funds to Revlon to repurchase its equity in open market purchases, block trades, privately negotiated purchase transactions or otherwise and may seek to refinance some or all of its indebtedness based upon market conditions. Any such retirement or purchase of debt and/or equity may be funded with operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material.
The Company expects that operating revenues, cash on hand and funds available for borrowing under the 2016 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to pay its operating expenses for 2017, including expenses in connection with the execution of the Company’s business strategy, payments in connection with the Company's synergy and integration programs related to the Elizabeth Arden Acquisition, purchases of permanent wall displays, capital expenditure requirements, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company’s restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, severance not otherwise included in the Company’s restructuring programs, debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade.
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
Any such developments, if significant, could reduce the Company’s revenues and operating income and could adversely affect Products Corporation’s ability to comply with certain financial and/or other covenants under the 2016 Credit Agreements and/or the Senior Notes Indentures and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending. (See Item 1A. "Risk Factors" for further discussion of certain risks associated with the Company's business and indebtedness.)
Spanish Government Loan
In connection with the Colomer Acquisition, the Company acquired the Colomer Group's euro-denominated loan payable to the Spanish government (the "Spanish Government Loan"), which loan had $0.5 million aggregate principal amount outstanding as of December 31, 2016 (based on foreign exchange rates in effect as of such date).  The Spanish Government Loan does not bear interest and is payable in 10 equal installments on June 30th of each year beginning in 2016 through 2025.

Derivative Financial Instruments
Foreign Currency Forward Exchange Contracts
Products Corporation enters into FX Contracts and option contracts from time to time to hedge certain net cash flows denominated in currencies other than the local currencies of the Company’s foreign and domestic operations. The FX Contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. At December 31, 2016, the FX Contracts outstanding had a notional amount of $79.6 million and a net asset fair value of $1.2 million.
Interest Rate Swap Transaction
In November 2013, Products Corporation executed a forward-starting floating-to-fixed interest rate swap transaction that, at its inception, was based on a notional amount of $400 million in respect of indebtedness under the Old Acquisition Term Loan over a period of three years (the "2013 Interest Rate Swap"). The 2013 Interest Rate Swap initially had a floor of 1% that in December 2016 was amended to 0.75%. In connection with entering into the 2016 Term Loan Facility, the 2013 Interest Swap was carried over to apply to a notional amount of $400 million in respect of indebtedness under such loan for the remaining balance of the term of such swap. The Company initially designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments related to the $400 million notional amount under the Old Acquisition Term Loan over the three-year term of the 2013 Interest Rate Swap (and subsequently to the $400 million notional amount under the 2016 Term Loan Facility for the remaining balance of the term of such swap). Commencing in May 2015, Products Corporation receives from the counterparty a floating interest rate based on the higher of three-month U.S. Dollar LIBOR or the floor percentage in effect, while paying a fixed interest rate payment to the counterparty equal to 2.0709% (which, with respect to the 2016 Term Loan Facility, effectively fixes the interest rate on such notional amount at 5.5709% over the remaining balance of the three-year term of the 2013 Interest Rate Swap). At December 31, 2016 and December 31, 2015, the fair value of the 2013 Interest Rate Swap was a liability of $4.7 million and $6.5 million, respectively.
As a result of completely refinancing the Old Acquisition Term Loan with a portion of the proceeds from Products Corporation's consummation of the 2016 Senior Credit Facilities and the 6.25% Senior Notes Offering in connection with consummating the Elizabeth Arden Acquisition, the critical terms of the 2013 Interest Rate Swap no longer match the terms of the underlying debt under the 2016 Term Loan Facility. At the refinancing date, or the September 7, 2016 Elizabeth Arden Acquisition Date (the "De-designation Date"), the 2013 Interest Rate Swap was determined to no longer be highly effective and the Company discontinued hedge accounting for the 2013 Interest Rate Swap. Following the de-designation of the 2013 Interest Rate Swap, changes in fair value will be accounted for as a component of other non-operating expenses. Accumulated deferred losses of $4.9 million, or $3.0 million net of tax, at December 31, 2016 that were previously recorded as a component of accumulated other comprehensive loss will be amortized into earnings over the remaining term of the 2013 Interest Rate Swap through its maturity.
Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of the derivative instruments in asset positions, which totaled $2.3 million and $2.0 million as of December 31, 2016 and December 31, 2015, respectively. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties. Given the current credit standing of the counterparties to the Company's derivative instruments, the Company believes the risk of loss arising from any non-performance by any of the counterparties under these derivative instruments is remote.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual obligations and commercial commitments that affect the Company's financial condition and liquidity position as of December 31, 2016:

	Payments Due by Period (dollars in millions)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt, including current portion (a)	$2,746.0	$18.1	$36.2	$536.2	$2,155.5
Interest on long-term debt (b)	865.8	141.1	268.3	248.6	207.8
Capital lease obligations	3.5	1.9	1.5	0.1	—
Operating leases (c)	216.0	38.9	64.7	41.8	70.6
Purchase obligations (d)	287.5	252.2	22.5	10.9	1.9
Other long-term obligations (e)	77.4	49.4	17.5	5.9	4.6
Total contractual obligations	$4,196.2	$501.6	$410.7	$843.5	$2,440.4

(a)
Consists primarily of (i) the $1,795.5 million aggregate principal amount outstanding under the 2016 Term Loan Facility as of December 31, 2016; (ii) the $450.0 million aggregate principal amount outstanding under the 6.25% Senior Notes as of December 31, 2016; and (iii) the $500.0 million aggregate principal amount outstanding under the 5.75% Senior Notes as of December 31, 2016.

(b)	Consists of interest through the respective maturity dates on the outstanding debt discussed in (a) above; based on interest rates under such debt agreements as of December 31, 2016.

(c)
Included in the obligations for operating leases as of December 31, 2016 is the lease for the Company's headquarters in New York City, which includes minimum lease payments in the aggregate of approximately $70 million over the 15-year term; a leased distribution and office facility in Roanoke, Virginia; and a leased warehouse and returns processing facility in Salem, Virginia. The Company acquired these facilities in Virginia as part of the Elizabeth Arden Acquisition.

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
Allowance for Doubtful Accounts:
The allowance for doubtful accounts is determined based on historical experience and ongoing evaluations of the Company’s receivables and evaluations of the risks of payment. The allowance for doubtful accounts is recorded against trade receivable balances when they are deemed uncollectible. Recoveries of trade receivables previously reserved are recorded in the consolidated statements of operations and comprehensive (loss) income when received.
Sales Returns:
The Company allows customers, primarily within its Consumer and Elizabeth Arden segment, to return their unsold products when they meet certain company-established criteria as outlined in the Company’s trade terms. The Company regularly reviews and revises, when deemed necessary, the Company’s estimates of sales returns based primarily upon historical product returns experience, planned product discontinuances and promotional sales, which would permit customers to return products based upon the Company’s trade terms. The Company records estimated sales returns as a reduction to sales and cost of sales, and an increase in accrued liabilities and inventories.
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
The Company utilized a 3.92% weighted average discount rate in 2016 for the Company's U.S. defined benefit pension plans, compared to a 4.15% weighted average discount rate in 2015. The Company utilized a 2.66% weighted average discount rate for the Company’s international defined benefit pension plans in 2016, compared to a 3.68% weighted average discount rate selected in 2015. The discount rates are used to measure the benefit obligations at the measurement date and the net periodic benefit income/cost for the subsequent calendar year and are reset annually using data available at the measurement date. The changes in the discount rates used for 2016 were primarily due to observed decreases in long-term interest yields on high-quality corporate bonds during 2016. At December 31, 2016, the decrease in the discount rates from December 31, 2015 had the effect of increasing the Company’s projected pension benefit obligation by approximately $24.3 million.
In selecting its expected long-term rate of return on its plan assets, the Company considers a number of factors, including, without limitation, recent and historical performance of plan assets, the plan portfolios' asset allocations over a variety of time periods compared with third-party studies, the performance of the capital markets in recent years and other factors, as well as advice from various third parties, such as the plans' advisors, investment managers and actuaries. While the Company considered both the recent performance and the historical performance of plan assets, the Company’s assumptions are based primarily on its estimates of long-term, prospective rates of return. The difference between actual and expected return on plan assets is reported as a component of accumulated other comprehensive (loss) income and the resulting gains or losses are amortized over future periods as a component of the net periodic benefit cost. For the Company’s U.S. defined benefit pension plans, the expected long-term rate of return on the pension plan assets used was 7.00% for 2016 and 7.50% for 2015. The weighted average expected long-term rate of return used for the Company’s international plans was 6.00% for both 2016 and 2015. For 2016, the actual return on pension plan assets was $35.8 million, as compared with expected return on plan assets of $31.0 million. The resulting $4.8 million difference (a net deferred gain), when combined with gains and losses from previous years, will be amortized over periods ranging from approximately 10 to 30 years. The actual return on plan assets for 2016 was above expectations, primarily due to higher returns from investments in developed equity markets, bank loans and bond yields.
The table below reflects the Company’s estimates of the possible effects that changes in the discount rates and expected long-term rates of return would have had on its 2016 net periodic benefit costs and its projected benefit obligation at December 31, 2016 for the Company’s principal defined benefit pension plans, with all other assumptions remaining constant:

	Effect of		Effect of
	25 basis points increase		25 basis points decrease
	Net periodic benefit costs	Projected pension benefit obligation	Net periodic benefit costs	Projected pension benefit obligation
Discount rate	$0.1	$(16.1)	$(0.5)	$16.9
Expected long-term rate of return	(1.3)	—	1.0	—
The rate of future compensation increases is another assumption used by the Company’s third party actuarial consultants for pension accounting. The rate of future compensation increases used for the Company’s projected pension benefit obligation in 2016 and 2015 was 3.50% for the U.S. defined benefit pension plans. Such increase was not applied to the Revlon Employees’ Retirement Plan and the Revlon Pension Equalization Plan, as the rate of future compensation increases is no longer relevant to such plans due to plan amendments which effectively froze these plans as of December 31, 2009.
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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

To determine the fiscal 2017 net periodic benefit income/cost, the Company is using the "full yield curve approach" described above to separately calculate discount rates for each of the service and interest components. The following table represents the weighted average discount rates used in calculating each component of service and interest costs for the Company's U.S. and international defined benefit pension plans:

	U.S. Plans	International Plans
Interest cost on projected benefit obligation	3.23%	2.34%
Service cost	4.53%	0.69%
Interest cost on service cost	4.07%	0.51%
For 2017, the Company is using long-term rates of return on pension plan assets of 6.50% and 5.56% for its U.S. and international defined benefit pension plans, respectively. The Company expects that the impact of the changes in discount rates and the return on plan assets in 2017 will result in net periodic benefit income of $0.2 million for 2017, compared to $0.6 million of net periodic benefit income in 2016.
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
Determining fair value requires significant estimates and assumptions based on evaluating a number of factors, such as marketplace participants, product life cycles, consumer awareness, brand history and future expansion expectations. There are significant judgments inherent in a discounted cash flow approach, including in selecting appropriate discount rates, hypothetical royalty rates, contributory asset capital charges, estimating the amount and timing of estimated future cash flows and identifying appropriate terminal growth rate assumptions. The discount rates used in discounted cash flow analyses are intended to reflect the risk inherent in the projected future cash flows generated by the respective acquired intangible assets.
Determining an acquired intangible asset's useful life requires management judgment and is based on evaluating a number of factors, including the expected use of the asset, consumer awareness, trade name history and future expansion expectations, as well as any contractual provisions that could limit or extend an asset's useful life. The Company believes that an acquired trade name has an indefinite life if it has a history of strong revenue and cash flow performance, and the Company has the intent and ability to support the trade name with marketplace spending for the foreseeable future. If this indefinite-lived criteria is not met, acquired trade names are amortized over their expected useful lives, which generally range from 5 to 20 years.
Goodwill totaled $689.5 million and $469.7 million as of December 31, 2016 and 2015, respectively. As of December 31, 2016, goodwill of $227.5 million, $240.3 million, $221.7 million and nil (see "Non-cash Impairment Charges") related to the Consumer, Professional, Elizabeth Arden and Other segments, respectively. Indefinite-lived intangibles totaled $243.3 million and $95.0 million as of December 31, 2016 and 2015, respectively.
Goodwill and indefinite-lived intangible assets are not amortized, but rather are reviewed annually for impairment using October 1st carrying values, or when there is evidence that events or changes in circumstances indicate that the current carrying amounts may not be recovered. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to any such excess. Goodwill is tested for impairment at the reporting unit level. The Company establishes its reporting units based on its current reporting structure, product characteristics and management. Within the Consumer segment, the Company has identified two reporting units: (i) "Global Color Brands," which include the SinfulColors and Pure Ice nail enamel brands; and (ii) "Revlon, Almay and Other," which includes the remainder of the Company's Consumer brands and does not include brands of the Company's Elizabeth Arden and Other reportable segments. The Company's other reporting units are consistent with the reportable segments identified in Note 18, “Segment Data and Related Information.” For purposes of testing goodwill for impairment, goodwill has been allocated to each reporting unit to the extent that goodwill relates to each reporting unit.
For 2016, in assessing whether goodwill was impaired in connection with its annual impairment test performed during the fourth quarter of 2016 using October 1st carrying values, the Company performed qualitative assessments to determine whether it would be necessary to perform the two-step process, as prescribed by Accounting Standards Codification ("ASC") 350, Intangibles - Goodwill and Other, to assess the Company's indefinite-lived intangible assets for indicators of impairment. In performing the qualitative assessments, the Company considered the results of the step one test performed in 2015 and the financial performance of the Revlon, Almay and Other and Professional reporting units. Based upon such assessment, the Company determined that it is more likely than not that the fair value of each of the Company's reporting units and indefinite-lived intangible assets exceeded their carrying amounts for such reporting units.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

The Company determined that it would utilize the two-step process to test the Global Color Brands and Other reporting units for impairment. In the first step of this test, the Company compared the fair value of each of the Company's Global Color Brands and Other reporting units, determined based upon discounted estimated future cash flows, to the carrying amount of each reporting unit, including goodwill. Where the fair values of such reporting units exceeded the carrying amount, no further work was required and no impairment loss was indicated. The results of the step one test indicated that impairment indicators may have existed for the Company's Other reporting unit due to the termination of certain fragrance licenses that were not replaced, and accordingly, the Company performed step two of the goodwill impairment test for this reporting unit.
In the second step, the Company measured the potential impairment of its Other reporting unit by comparing the implied fair value of the Other reporting unit’s goodwill with the carrying amount of its goodwill at October 1, 2016. The implied fair value of the Other reporting unit's goodwill was determined in the same manner as the amount of goodwill recognized in a business combination, where the estimated fair value of the Other reporting unit was allocated to all the assets and liabilities of that reporting unit (including both recognized and unrecognized intangible assets) as if the Other reporting unit had been acquired in a business combination and the estimated fair value of the Other reporting unit was the purchase price paid. When the carrying amount of the reporting unit's goodwill is greater than the implied fair value of that reporting unit's goodwill, an impairment loss is recognized within operations. The Company determined the fair value of the Other reporting unit using discounted estimated future cash flows. The weighted average cost of capital used in testing the Other reporting unit for impairment was 23.0% with a perpetual growth rate of 2.0%. As a result of this annual impairment test, the Company recognized an aggregate $16.7 million non-cash goodwill impairment charge related to the Other reporting unit in the fourth quarter of 2016. Following the recognition of this non-cash goodwill impairment charge, the Other reporting unit had no remaining goodwill as of December 31, 2016.
In conjunction with the annual impairment test, the Company reviews finite-lived intangible assets for impairment whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares the current carrying values of the intangible assets to the undiscounted pre-tax cash flows expected to result from the use of the assets. Based upon the results of the annual goodwill impairment test for the Other reporting unit during 2016, the Company performed an impairment review of the finite-lived intangible assets acquired as part of the 2015 CBB Acquisition. As a result of this review, the Company recognized during the fourth quarter of 2016 within the Other reporting unit $4.2 million, $2.0 million and $0.5 million of non-cash impairment charges as a result of the change in the fair value of customer relationships, distribution rights and trade names, respectively, in the aggregate amount of $6.7 million. For the year ended December 31, 2016, no impairment was recognized related to the carrying value of any other finite or indefinite-lived intangible assets.
As of the date of the Company's latest impairment testing, the fair values of the Global Color Brands reporting unit exceeded its carrying values by approximately $17 million. As of December 31, 2016, there were no significant events since the timing of the Company’s annual impairment test that would have triggered additional impairment testing.
For 2015, the Company utilized the two-step process in assessing whether goodwill was impaired for each of the Company's four reporting units. As a result of the 2015 annual impairment test, the Company recognized a $9.7 million non-cash goodwill impairment charge related to the Global Color Brands reporting unit in the fourth quarter of 2015. For 2014, the Company performed a qualitative assessment to determine whether it would be necessary to perform the two-step goodwill impairment test and to assess the Company's indefinite lived intangible assets for indicators of impairment, and determined that it was more likely than not that the fair value of each of the Company's reporting units and indefinite-lived intangible assets exceeded their carrying amounts. The Company did not record any impairment of goodwill or identifiable intangible assets during the year ended December 31, 2014.
See Note 2, “Business Combinations,” and Note 8, “Goodwill and Intangible Assets, Net,” for further discussion of the Company's goodwill and intangible assets.
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

Recently Adopted Accounting Pronouncements
In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," which requires deferred income tax assets and liabilities to be classified as noncurrent within a company's balance sheet. Under previous guidance, the Company was required to separate deferred income tax assets and liabilities into current and noncurrent amounts. Netting deferred tax assets and deferred tax liabilities by tax jurisdiction is still required under ASU 2015-17. The Company adopted ASU No. 2015-17 beginning on January 1, 2016 and the Company's previously recorded deferred tax assets were adjusted to reflect the adoption of ASU No. 2015-17. The adoption of ASU No. 2015-17 resulted in no adjustment to the Company’s results of operations and stockholders’ deficiency and had the following impact on the previously reported Consolidated Balance Sheet for the fiscal year ended December 31, 2015 and the Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014:

Consolidated Balance Sheet	Total as reported at 12/31/2015	Adjustment	Total as adjusted at 12/31/2015
Deferred income taxes - current	$58.0	$(58.0)	$—
Deferred income taxes - noncurrent	38.5	11.3	49.8
Other long-term liabilities	117.5	(46.7)	70.8

Consolidated Statement of Cash Flows	Total as reported at 12/31/2015	Adjustment	Total as adjusted at 12/31/2015
Increase in prepaid expense and other current assets	$(32.6)	$7.2	$(25.4)
Increase in accrued expenses and other current liabilities	10.2	—	10.2
Increase in other, net	6.6	(7.2)	(0.6)

Consolidated Statement of Cash Flows	Total as reported at 12/31/2014	Adjustment	Total as adjusted at 12/31/2014
Increase (decrease) in prepaid expense and other current assets	$4.5	$(7.2)	$(2.7)
Decrease in accrued expenses and other current liabilities	(21.5)	(0.1)	(21.6)
Increase in other, net	1.1	7.3	8.4

In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments," which eliminated the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine such adjustments, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The Company adopted ASU No. 2015-16 beginning on January 1, 2016 and the adoption of this new guidance did not have a material impact on the Company’s results of operations, financial condition and financial statement disclosures.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires debt issuance costs to be presented in the financial statements as a deduction from the corresponding debt liability, consistent with

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

the presentation of debt discounts. This guidance became effective for annual periods beginning after December 15, 2015, with early adoption permitted, and is applied retrospectively. The Company adopted ASU No. 2015-03 beginning on January 1, 2016 and the Company's previously recorded other assets and long-term debt were adjusted to reflect the adoption of ASU No. 2015-03. The adoption of ASU No. 2015-03 resulted in no adjustment to the Company’s results of operations, cash flows and stockholders’ deficiency and had the following impact on the previously reported Consolidated Balance Sheet for the fiscal year ended December 31, 2015:

Consolidated Balance Sheet	Total as reported at 12/31/2015	Adjustment	Total as adjusted at 12/31/2015
Long-Term Debt	$1,803.7	$(20.0)	$1,783.7
Other Assets	104.1	(20.0)	84.1

In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," that explicitly requires management to assess an entity's ability to continue as a going concern and to provide related footnote disclosures if conditions give rise to substantial doubt. According to ASU No. 2014-15, substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the financial statement's issuance date. The likelihood threshold of "probable," similar to its current use in U.S. GAAP for loss contingencies, is used to define substantial doubt. Disclosures are required under ASU No. 2014-15 if conditions give rise to substantial doubt, including whether and how management's plans will alleviate the substantial doubt. This guidance became effective for annual periods beginning after December 15, 2015, with early adoption prohibited. The Company adopted ASU No. 2014-15 beginning January 1, 2016 and the adoption of this new guidance did not have a material impact on the Company’s results of operations, financial condition and financial statement disclosures.

Recently Issued Accounting Standards or Updates Not Yet Effective

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment,” which simplifies the annual goodwill impairment analysis test by eliminating Step 2 of the current two-step impairment test. Under the new guidance, an entity would continue to perform the first step of the annual impairment test by comparing the carrying amount of a reporting unit with its fair value. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, the goodwill impairment charge would be equal to the amount of such difference. This guidance is effective for annual periods beginning after December 15, 2019, with early adoption permitted. The Company expects to adopt ASU No. 2017-04 beginning as of January 1, 2020 and is in the process of assessing the impact that this new guidance is expected to have on the Company’s results of operations, financial condition and/or financial statement disclosures.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which provides specific guidance on the presentation of changes in restricted cash and restricted cash equivalents on the statement of cash flows. Under the new standard, the changes in restricted cash and restricted cash equivalents will be required to be disclosed in reconciling the opening and closing balances on the statement of cash flows. This guidance is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The Company expects to adopt ASU No. 2016-18 beginning as of January 1, 2018 and is in the process of assessing the impact that this new guidance is expected to have on the Company’s results of operations, financial condition and/or financial statement disclosures.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Receipts and Cash Payments,” which aims to standardize how certain transactions are classified within the Statement of Cash Flows, including, among other issues, debt prepayment and extinguishment costs and contingent consideration payments made after a business combination. This guidance is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The Company expects to adopt ASU No. 2016-15 beginning as of January 1, 2018 and is in the process of assessing the impact that this new guidance is expected to have on the Company’s results of operations, financial condition and/or financial statement disclosures.
In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies certain aspects of accounting for share-based payment transactions, including transactions in which an employee uses shares to satisfy the employer’s minimum statutory income tax withholding obligation, forfeitures and income taxes when awards vest or are settled. This guidance is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU No. 2016-09 beginning as of January 1, 2017 and expects that this new guidance will not have a material impact on the Company’s results of operations, financial condition and/or financial statement disclosures.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires lessees to recognize a right-of-use asset and a liability on the balance sheet for all leases, with the exception of short-term leases. The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. Leases will continue to be classified as either operating or finance leases in the income statement. This guidance is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The Company expects to adopt ASU No. 2016-02 beginning as of January 1, 2019 and is in the process of assessing the impact that this new guidance is expected to have on the Company’s results of operations, financial condition and/or financial statement disclosures.
In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which simplifies the subsequent measurement of inventories by requiring inventory to be measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU No. 2015-11 beginning as of January 1, 2017 and expects that this new guidance will not have a material impact on the Company’s results of operations, financial condition and/or financial statement disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This new standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The underlying principle of this new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Entities may adopt this new standard either retrospectively for all periods presented in the financial statements (i.e., the full retrospective method) or as a cumulative-effect adjustment as of the date of adoption (i.e., the modified retrospective method), without applying to comparative years’ financial statements.
In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date,” which allows for a deferral of the adoption date for ASU No. 2014-09 until January 1, 2018 and permits early adoption of ASU No. 2014-09, but not before the effective date of January 1, 2017.
The Company plans to adopt ASU No. 2014-09 on January 1, 2018 and anticipates adopting this standard using the modified retrospective method. The Company is currently in the process of evaluating the impact that ASU No. 2014-09 will have on the Company’s results of operations, financial condition and financial statement disclosures. While the Company is continuing to assess all impacts of ASU No. 2014-09, it currently believes the most significant areas potentially impacted by this new standard relate to its accounting for customer incentives and cooperative advertising. The Company expects to complete its evaluation of the impact of adopting ASU No. 2014-09 in 2017 and will provide further updates in future periods.

Inflation
The Company's costs are affected by inflation and the effects of inflation that the Company may experience in future periods. Management believes, however, that such effects have not been material to the Company during the past three years in the U.S. and in foreign non-hyperinflationary countries. The Company operates in certain countries around the world, such as Argentina, which has experienced hyperinflation. In hyperinflationary foreign countries, the Company attempts to mitigate the effects of inflation by increasing prices in line with inflation, where possible, and efficiently managing its costs and working capital levels.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
(all tabular amounts in millions)

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity
The Company has exposure to changing interest rates primarily under Products Corporation's 2016 Senior Credit Facilities. The Company manages interest rate risk through a combination of fixed and floating rate debt. The Company from time to time makes use of derivative financial instruments to adjust its fixed and floating rate ratio, such as with the 2013 Interest Rate Swap. The Company does not hold or issue financial instruments for trading purposes.
The table below provides information about the Company's indebtedness as of December 31, 2016 that is sensitive to changes in interest rates. The table presents cash flows with respect to principal on indebtedness and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the U.S. Dollar LIBOR yield curve at December 31, 2016. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency:

	Expected Maturity Date for the Year Ended December 31,
	(dollars in millions, except for rate information)
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value December 31, 2016
Debt
Short-term variable rate (third party - various currencies)	$8.7						$8.7	$8.7
Average interest rate (a)	3.8%
Short-term fixed rate (third party - EUR)	$2.1						$2.1	$2.1
Average interest rate	11.8%
Long-term fixed rate (third party - USD)					$500.0	$450.0	$950.0	$956.9
Average interest rate					5.75%	6.25%
Long-term fixed rate (third party - EUR)	$0.1	$0.1	$0.1	$0.1	$0.1	$—	$0.5	$0.5
Average interest rate	—%	—%	—%	—%	—%	—%
Long-term variable rate (third party - USD) (b)	$18.0	$18.0	$18.0	$18.0	$18.0	$1,705.5	$1,795.5	$1,813.5
Average interest rate (a)(c)	4.7%	5.4%	5.5%	5.6%	5.7%	5.8%
Total debt	$28.9	$18.1	$18.1	$18.1	$518.1	$2,155.5	$2,756.8	$2,781.7

(a)	Weighted average variable rates are based upon implied forward rates from the U.S. Dollar LIBOR and Euribor yield curves at December 31, 2016.

(b)	Includes total quarterly amortization payments required within each year under the 2016 Term Loan Facility.

(c)
At December 31, 2016, the 2016 Term Loan Facility bears interest at the Eurodollar Rate (as defined in the 2016 Term Loan Agreement) plus 3.50% per annum (with the Eurodollar Rate not to be less than 0.75%). See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in this Form 10-K.

If any of LIBOR, Euribor, the base rate, the U.S. federal funds rate or such equivalent local foreign currency rate increases, Products Corporation's debt service costs will increase to the extent that Products Corporation has elected such rates for its outstanding loans. Based on the amounts outstanding under the 2016 Senior Credit Facilities and other short-term borrowings (which, in the aggregate, are Products Corporation’s only debt currently subject to floating interest rates) as of December 31, 2016, a 1% increase in both the LIBOR and Euribor rates would increase the Company’s annual interest expense by $14.2 million.
In November 2013, Products Corporation executed the 2013 Interest Rate Swap, which is a forward-starting, floating-to-fixed interest rate swap transaction that, at its inception, was based on a notional amount of $400 million in respect of indebtedness under the Old Acquisition Term Loan over a period of three years. The 2013 Interest Rate Swap initially had a floor of 1% that in December 2016 was amended to 0.75%. In connection with entering into the 2016 Term Loan Facility, the 2013 Interest Swap was carried over to apply to a notional amount of $400 million in respect of indebtedness under such loan for the remaining balance of the term of such swap. The Company initially designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments initially related to the $400 million notional amount under the Old Acquisition Term Loan over the three-year term of the 2013 Interest Rate Swap (and subsequently to the $400 million notional amount under the 2016 Term Loan Facility for the remaining balance of the term of such swap). Commencing in May 2015, Products Corporation receives from the counterparty a floating interest rate based on the higher of three-month U.S. Dollar LIBOR

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
(all tabular amounts in millions)

or the floor percentage in effect, while paying a fixed interest rate payment to the counterparty equal to 2.0709% (which, with respect to the 2016 Term Loan Facility, effectively fixes the interest rate on such notional amount at 5.5709% over the remaining balance of the three-year term of the 2013 Interest Rate Swap). At December 31, 2016 and December 31, 2015, the fair value of the 2013 Interest Rate Swap was a liability of $4.7 million and $6.5 million, respectively.
As a result of completely refinancing the Old Acquisition Term Loan in connection with the Elizabeth Arden Acquisition, the critical terms of the 2013 Interest Rate Swap no longer match the terms of the underlying debt under the 2016 Term Loan Facility. At the De-designation Date, the 2013 Interest Rate Swap was determined to no longer be highly effective and the Company discontinued hedge accounting for the 2013 Interest Rate Swap. Following the de-designation of the 2013 Interest Rate Swap, changes in fair value will be accounted for as a component of other non-operating expenses. Accumulated deferred losses of $4.9 million, or $3.0 million net of tax, at December 31, 2016 that were previously recorded as a component of accumulated other comprehensive loss will be amortized to earnings over the remaining term of the 2013 Interest Rate Swap through its maturity.

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

Forward Contracts (“FC”)	Average Contractual Rate $/FC	U.S. Dollar Equivalent Notional Amount	Contract Value December 31, 2016	Asset (Liability) Fair Value December 31, 2016
Sell Canadian Dollars/Buy USD	0.7525	19.1	19.3	0.2
Sell British Pound/Buy USD	1.3154	14.4	15.3	0.9
Sell Australian Dollars/Buy USD	0.7345	13.5	13.9	0.4
Buy Mexican Peso/Sell USD	0.0518	8.2	7.5	(0.7)
Sell USD/Buy Swiss Franc	1.0190	5.9	5.8	(0.1)
Sell Euro/Buy USD	1.1025	5.7	5.9	0.2
Sell Japanese Yen/Buy USD	0.0096	4.8	5.3	0.5
Sell South African Rand/Buy USD	0.0684	3.6	3.4	(0.2)
Buy Australian Dollars/Sell NZ dollars	1.0608	2.7	2.7	—
Sell New Zealand Dollars/Buy USD	0.7041	1.7	1.7	—
Total forward contracts		$79.6	$80.8	$1.2

Item 8. Financial Statements and Supplementary Data
Reference is made to the Index on page F-1 of the Company’s Consolidated Financial Statements and the Notes thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
(all tabular amounts in millions)

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 and in making this assessment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework (2013).
The Company's management determined that the Company's internal control over financial reporting was effective as of December 31, 2016.
As the Company is a non-accelerated filer, this Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding the Company's internal control over financial reporting. This Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permanently exempts companies other than accelerated filers and large accelerated filers from providing such attestation.
As provided in Section 13a-15 of the Securities Exchange Act of 1934, the entities acquired in the Elizabeth Arden Acquisition have been excluded from management's assessment of internal control over financial reporting as of December 31, 2016 because they were acquired by the Company in a business combination on the September 7, 2016 Elizabeth Arden Acquisition Date. These entities are 100% owned subsidiaries whose total assets and total net sales represent approximately 21% and 20%, respectively, of the Company's related consolidated financial statement amounts as of and for the year ended December 31, 2016.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
(all tabular amounts in millions)

Forward-Looking Statements
This Annual Report on Form 10-K for the year ended December 31, 2016, as well as the Company's other public documents and statements, may contain forward-looking statements that involve risks and uncertainties, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known and unknown factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations, plans and estimates (whether qualitative or quantitative) as to:

(i)
the Company's future financial performance and/or sales growth, including, without limitation, the Company's anticipation of achieving growth through opportunities presented by the combined Company's expanded sales channels and geographies, a broadened product portfolio and cost synergy opportunities;

(ii)
the effect on sales of decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products in the Consumer, Elizabeth Arden, Professional and/or Other segments; adverse changes in foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors and/or decreased performance by third party suppliers, changes in consumer purchasing habits, including with respect to retailer preferences and/or among sales channels; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; less than anticipated results from the Company’s existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company’s expenses, including, without limitation, for pension expense under its benefit plans, acquisition and acquisition-related integration costs, costs related to the Company’s synergy and integration programs in connection with the Elizabeth Arden Acquisition, restructuring costs, costs related to litigation, advertising, promotional and marketing activities, or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses;

(iii)
the Company's belief that the continued execution of its business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands (including through licensing transactions, if any), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, including optimizing the Colomer Acquisition, the CBB Acquisition, the Cutex International Acquisition (including the Company's belief that such acquisition enhances and complements the Company's existing brand portfolio of nail care products) and/or the Elizabeth Arden Acquisition, any of which, the intended purpose of which would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities, which activities may be funded with cash on hand, funds available under the 2016 Revolving Credit Facility and/or other permitted additional sources of capital, which actions could increase the Company’s total debt;

(iv)
the Company’s belief that it is building a combined organization that is entrepreneurial, agile and boldly creative, with a passion for beauty, that it has strategic brand builders developing a diverse portfolio of iconic brands that delight consumers around the world wherever and however they shop for beauty and that it strives to be an ethical company that values inclusive leadership and is committed to sustainable and responsible growth and the Company’s belief in its strategy that is based on three key pillars: (a) strengthening our portfolio of brands by: continuing to develop the leadership and aspiration for our flagship brands; Revlon, Elizabeth Arden and Almay; continuing to develop our product offerings across beauty segments with a focus on large and/or fast growing categories; leveraging our creativity, insights and agility to accelerate innovation to develop trend-relevant and first-of-its kind beauty solutions; delighting our customers with high performing products, superior services and unique experiences that exceed their expectations; and continuing to communicate our brand's heritage, expertise and purpose to create authentic, meaningful and lasting connections with consumers of all ages; (b) strategically expanding consumer's access to our brands by: taking steps to ensure that consumers have real-time access to our brands wherever and however they shop for beauty; strengthening and diversifying our channels, especially direct to consumer; accelerating our development in high-growth channels, with a focus on specialty e-commerce and m-commerce; continuing to win in traditional channels (including mass, drug, selective and department stores) and expanding our combined reach into travel retail; and strengthening our position in the U.S., to ensure our growth base, and expanding into untapped geographic regions, with a focus on growth in Asia; and (c) developing a cost structure that fuels investment in our brands by: growing profitably and improving its operating performance; aligning strategic investments behind the biggest growth opportunities and innovation that differentiates our brands; continuing to improve our category mix by shifting toward higher gross margin categories (e.g., skin care and fragrance); reducing product returns, markdowns and inventory levels; and optimizing resource allocation;

(v)
the Company’s belief and expectations that: (A) its new brand-centric organization structure is designed to advance the Company’s pursuit of its business strategy; (B) its global brand team structure is designed to optimize and focus on building brand equity and delighting and winning with beauty consumers; and (C) its regional structure is designed to ensure that the Company benefits from its broad commercial expertise in the local countries within each region and continues to develop strategic customer relationships in the local countries;

(vi)
the effect of restructuring activities, restructuring costs and charges, the timing of restructuring payments and the benefits from such activities; including, without limitation, the Company’s expectation (a) that the 2015 Efficiency Program will drive certain organizational efficiencies across the Company's Consumer and Professional segments and reduce general and administrative expenses within the Consumer and Professional segments; (b) that the Company will recognize a total of approximately $12.2 million of restructuring and related charges for the 2015 Efficiency Program by the end of 2017; (c) that cash payments related to the 2015 Efficiency Program will total approximately $12 million, including $0.2 million for capital expenditures (which capital expenditures are excluded from total restructuring and related charges expected to be recognized for the 2015 Efficiency Program), of which $3.3 million was paid in 2016, with the remaining balance expected to be paid in 2017; and (d) that annualized cost reductions from the 2015 Efficiency Program in 2017 and thereafter are expected to be approximately $10 million ;

(vii)
the Company’s expectation that operating revenues, cash on hand and funds available for borrowing under Products Corporation's 2016 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2017, including the cash requirements referred to in item (ix) below, and the Company's beliefs that (a) the cash generated by its domestic operations and availability under the 2016 Revolving Credit Facility and other permitted lines of credit should be sufficient to meet its domestic liquidity needs for at least the next 12 months, and (b) restrictions and/or taxes on repatriation of foreign earnings will not have a material effect on the Company's liquidity during such period;

(viii)
the Company’s expected principal sources of funds, including operating revenues, cash on hand and funds available for borrowing under Products Corporation's 2016 Revolving Credit Facility and other permitted lines of credit, as well as the availability of funds from the Company taking certain measures, including, among other things, reducing discretionary spending;

(ix)
the Company's expected principal uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy; payments in connection with the Company’s synergy and integration programs related to the Elizabeth Arden Acquisition (including, without limitation, for the EA Integration Restructuring Program); payments in connection with the Company's purchases of permanent wall displays; capital expenditure requirements; debt service payments and costs; cash tax payments; pension and other post-retirement benefit plan contributions; payments in connection with the Company's restructuring programs; business and/or brand acquisitions (including, without limitation, through licensing transactions, if any); severance not otherwise included in the Company’s restructuring programs; debt and/or equity repurchases, if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting and/or entering certain territories and/or channels of trade (including, without limitation, that the Company may also, from time to time, seek to retire or purchase its outstanding debt obligations and/or equity in open market purchases, block trades, privately negotiated purchase transactions or otherwise and may seek to refinance some or all of its indebtedness based upon market conditions and that any such retirement or purchase of debt and/or advancement of funds to Revlon to repurchase its equity may be funded with operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material); and its estimates of the amount and timing of such operating and other expenses;

(x)
matters concerning the Company's market-risk sensitive instruments, including that any risk of loss under its derivative instruments arising from any non-performance by any of the counterparties is remote;

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

(xiii)
the Company's expectation that its tax provision and effective tax rate in any individual quarter and year-to-date period will vary and may not be indicative of the Company's tax provision and effective tax rate for the full year and its belief that it is reasonably possible that its unrecognized tax benefits during 2017 will decrease by approximately $9.6 million due to the resolution of audits and the expiration of statutes of limitation;

(xiv)
the Company belief the allegations contained in the Second Consolidated Amended Class Action Complaint are without merit and its plans to vigorously defend against them and its belief that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows, but that in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period;

(xv)	certain estimates used by management in estimating the fair value of the assets acquired in the Elizabeth Arden Acquisition and the Cutex International Acquisition; and

(xvi)
the Company's expected benefits and other impacts from the Elizabeth Arden Acquisition, including, without limitation: (a) achieving additional growth through opportunities presented by the combined company’s expanded sales channels and geographies, a broadened product portfolio and cost synergy opportunities; (b) as a result of the EA Integration Restructuring Program, as well as other actions related to integrating the Elizabeth Arden organization into the Company’s business, achieving annualized synergies and cost reductions of approximately $190 million over a multi-year period, with approximately 90% expected to be achieved by the end of 2020; (c) incurring, over a multi-year period, approximately $100 million to $110 million of integration-related capital expenditures and approximately $70 million to $80 million of non-restructuring integration costs related to these actions; and (d) in connection with implementing the EA Integration Restructuring Program: (1) consolidating offices, eliminating certain duplicative activities and streamlining back-office support (which are designed to reduce the Company’s SG&A expenses) and eliminating approximately 350 positions worldwide and (2) recognizing approximately $65 million to $75 million of the EA Integration Restructuring Charges, consisting of: (i) approximately $40 million to $50 million of employee-related costs, including severance, retention and other contractual termination benefits; (ii) approximately $15 million of lease termination costs; and (iii) approximately $10 million of other related charges.

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
Investors are advised, however, to consult any additional disclosures the Company made or may make in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC in 2017 and 2016 (which, among other places, can be found on the SEC's website at http://www.sec.gov. Except as expressly set forth in this Form 10-K, the information available from time to time on such website shall not be deemed incorporated by reference into this Form 10-K. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. (See also Item 1A. "Risk Factors" for further discussion of risks associated with the Company's business). In addition to factors that may be described in the Company's filings with the SEC, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:

(i)
unanticipated circumstances or results affecting the Company's financial performance and or sales growth, including decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products in the Consumer, Elizabeth Arden, Professional and/or Other segments; adverse changes in foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company's competitors and/or decreased performance by third party suppliers; changes in consumer preferences, such as reduced consumer demand for the Company's color cosmetics and other current products, including new product launches; changes in consumer purchasing habits, including with respect to retailer preferences and/or among sales channels; lower than expected customer acceptance or consumer acceptance of, or less than anticipated results from, the Company’s existing or new products; higher than expected restructuring costs, acquisition costs and/or acquisition-related integration costs, including, without limitation, synergy and integration program costs and expenses related to the Elizabeth Arden Acquisition; higher than expected pension expense and/or cash contributions under its benefit plans, costs related to litigation, advertising, promotional and/or marketing expenses or lower than expected results from the Company’s advertising, promotional, pricing and/or marketing plans; higher than expected sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise or decreased sales of the Company’s existing or new products; actions by the Company’s customers, such as inventory management and greater than anticipated space reconfigurations or reductions in display space and/or product discontinuances or a greater than expected impact from pricing, marketing, advertising and/or promotional strategies by the Company's customers; and changes in the competitive environment and actions by the Company's competitors, including, among other things, business combinations, technological breakthroughs, implementation of new pricing strategies, new product offerings, increased advertising, promotional and marketing spending and advertising, promotional and/or marketing successes by competitors;

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

(iii)
unanticipated costs or difficulties or delays in completing projects associated with the continued execution of the Company’s business strategy or lower than expected revenues or the inability to create value through improving our financial performance as a result of such strategy, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more brands or product lines, launching of new product lines, including higher than expected expenses, including for sales returns, for launching its new products, acquiring businesses or brands (including through licensing transactions, if any), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining its approach to retail merchandising and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company’s manufacturing, sourcing, supply chain or organizational size and structure, including optimizing the Colomer Acquisition, the CBB Acquisition, the Cutex International Acquisition and/or the Elizabeth Arden Acquisition (including difficulties or delays in and/or the Company’s inability to integrate the Elizabeth Arden business which could result in less than expected cost reductions, more than expected costs to achieve the expected cost reductions or delays in achieving the expected cost reductions and/or less than expected benefits from the EA Integration Restructuring Program, more than expected costs in implementing such program and/or difficulties or delays, in whole or in part, in executing the EA Integration Restructuring Program), as well as the unavailability of cash on hand and/or funds under the 2016 Revolving Credit Facility or from other permitted additional sources of capital to fund such potential activities;

(iv)
(A) difficulties, delays in or less than expected results from the Company’s efforts to build a combined organization that is entrepreneurial, agile and boldly creative with a passion for beauty, having strategic brand builders developing a diverse portfolio of iconic brands that delight consumers around the world wherever and however they shop for beauty and striving to be an ethical company that values inclusive leadership and is committed to sustainable and responsible growth, such as due to, among other things, less than effective product development, less than expected acceptance of its new or existing products by consumers, salon professionals and/or customers, less than expected acceptance of its advertising, promotional, pricing and/or marketing plans and/or brand communication by consumers, salon professionals and/or customers, less than expected investment in advertising, promotional and/or marketing activities or greater than expected competitive investment, less than expected levels of advertising, promotional and/or marketing activities for its new product launches and/or less than expected levels of execution with its customers or higher than expected costs and expenses; and/or (B) difficulties, delays in or less than expected results from the Company’s efforts to strengthen its portfolio of brands, strategically expand consumer's access to the Company’s brands and/or develop a cost structure that fuels investment in the Company’s brands, such as due to less than expected investment behind such activities, less than effective new product development and/or advertising, marketing or promotional programs, less than expected success in expanding geographically, into new channels and/or expanding the Company’s digital capabilities and/or less than expected results from the Company’s efforts to reduce costs, including, without limitation, due to higher than expected sales returns such as those that may be related to actions by the Company’s customers, such as inventory management or greater than anticipated space reconfigurations or reductions in display space;

(v)
difficulties with, delays in and/or the Company’s inability to achieve the benefits expected from its new organization structure, such as difficulties with, delays in and/or the Company’s inability to (A) optimize and focus on building brand equity and delighting and winning with beauty consumers; and/or (B) benefit from its broad commercial expertise in the local countries within each region, continue to develop strategic customer relationships in the local countries and/or optimize global sales and brand presence;

(vi)
difficulties, delays or unanticipated costs or charges or less than expected cost reductions and other benefits resulting from the Company's restructuring activities, such as greater than anticipated costs or charges or less than anticipated cost reductions or other benefits from the 2015 Efficiency Program and/or the EA Integration Restructuring Program and/or the risk that such programs may not satisfy the Company’s objectives;

(vii)
lower than expected operating revenues, cash on hand and/or funds available under the 2016 Revolving Credit Facility and/or other permitted lines of credit or higher than anticipated operating expenses, such as referred to in clause (ix) below, and/or less than anticipated cash generated by the Company's domestic operations or unanticipated restrictions or taxes on repatriation of foreign earnings;

(viii)
the unavailability of funds under Products Corporation's 2016 Revolving Credit Facility or other permitted lines of credit; or from difficulties, delays in or the Company's inability to take other measures, such as reducing discretionary spending;

(ix)
higher than expected operating expenses, sales returns, working capital expenses, integration and/or synergy costs related to the Elizabeth Arden Acquisition, permanent wall display costs, capital expenditures, debt service payments, cash tax payments, cash pension plan contributions, other post-retirement benefit plan contributions and/or net periodic benefit costs for the pension and other post-retirement benefit plans, restructuring costs, (including, without limitation, in connection with implementing the EA Integration Restructuring Program), severance and discontinued operations not otherwise included in the Company’s restructuring programs, debt and/or equity repurchases, costs related to litigation and/or payments in connection with business and/or brand acquisitions (including, without limitation, through licensing transactions, if any), and discontinuing non-core business lines and/or exiting and/or entering certain territories and/or channels of trade;

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

(xiii)	unexpected significant variances in the Company's tax provision, effective tax rate and/or unrecognized tax benefits;

(xiv)
unanticipated adverse effects on the Company’s business, prospects, results of operations, financial condition and/or cash flows as a result of unexpected developments with respect to the Company's legal proceedings;

(xv)
changes in the fair values of the assets acquired in the Elizabeth Arden Acquisition and/or the Cutex International Acquisition due to, among other things, unanticipated future performance of the acquired licenses and/or other brands; and/or

(xvi)
difficulties with, delays in and/or the Company’s inability to achieve, in whole or in part, or within the expected timeframe the expected benefits from the Elizabeth Arden Acquisition, such as (a) the Company’s or the Elizabeth Arden’s respective businesses experiencing disruptions due to management’s focus on executing the business integration activities and/or due to employee uncertainty during the integration transition period or other factors making it more difficult to maintain relationships with customers, suppliers, employees and other business partner; (b) the Company being unable to successfully implement, in whole or in part, its integration strategies, including the possibility that the expected synergies and cost reductions from the Elizabeth Arden Acquisition will not be realized or will not be realized within the expected time period; (c) difficulties, delays or the inability of the Company to successfully complete the EA Integration Restructuring Program, in whole or in part, which could result in less than expected operating and financial benefits from such actions; (d) difficulties, delays or the inability of the Company to realize, in whole or in part, the anticipated benefits from the EA Integration Restructuring Program, such as difficulties with, delays in or the Company’s inability to generate certain reductions in its SG&A and/or eliminate certain positions; (e) delays in completing the EA Integration Restructuring Program, which could reduce the benefits realized from such activities; (f) higher than anticipated restructuring charges and/or payments in connection with completing the EA Integration Restructuring Program and/or changes in the expected timing of such charges and/or payments; and/or (g) difficulties with, delays in and/or the Company’s inability to achieve, in whole or in part, or within the expected timeframe approximately $190 million of multi-year annualized synergies and cost reductions, such as due to the Company being unable to successfully implement integration strategies and/or changes in the timing of realizing such synergies and cost reductions, such as due to less than anticipated liquidity to fund such activities and/or more than expected capital expenditures, non-restructuring integration costs or other costs to achieve the expected synergies and/or cost reductions.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.

Item 14. Principal Accounting Fees and Services

The Board of Directors of Revlon (Revlon owns 100% of Products Corporation's common stock) maintains an Audit Committee in accordance with applicable SEC rules and the NYSE's listing standards. In accordance with the charter of Revlon's Audit Committee, a printable and current copy of which is available at www.revloninc.com, Revlon's Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the audit work of Revlon's and Products Corporation's independent auditors for the purpose of preparing and issuing its audit report or performing other audit, review or attest services for Revlon and Products Corporation. The independent auditors, KPMG LLP, report directly to Revlon's Audit Committee, and Revlon's Audit Committee is directly responsible for, among other things, reviewing in advance, and granting an appropriate pre-approvals of, (a) all auditing services to be provided by the independent auditor and (b) all non-audit services to be provided by the independent auditor (as permitted by the Exchange Act), and in connection with such services to approve all fees and other terms of engagement, as required by the applicable rules of the Exchange Act and subject to the exemptions provided for in such rules. Revlon's Audit Committee has an Audit Committee Pre-approval Policy for pre-approving all permissible audit and non-audit services performed by KPMG LLP. In 2014, the Audit Committee approved the Audit Committee Pre-Approval Policy for 2015; in 2015, the Audit Committee approved the Audit Committee Pre-Approval Policy for 2016; and in 2016 the Audit Committee pre-approved the Audit Committee Pre-Approval Policy for 2017, a printable and current copy of which is available at www.revloninc.com.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
(except where otherwise noted, all tabular amounts in millions)

The aggregate fees billed for professional services by KPMG LLP in 2016 and 2015 for these various services for Revlon and the Company in the aggregate were (in millions).

Types of Fees	2016	2015
Audit Fees	$5.2	$5.0
Audit-Related Fees	0.1	0.1
Tax Fees	0.2	0.3
All Other Fees	—	—
Total Fees	$5.5	$5.4
In the above table, in accordance with the SEC definitions and rules: (a) "audit fees" are fees the Company paid KPMG LLP for professional services rendered for the audits of (i) Revlon's and Products Corporation's annual financial statements, (ii) the effectiveness of Revlon's internal control over financial reporting and (iii) the review of the financial statements included in Revlon's and Products Corporation's Quarterly Reports on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements; (b) "audit-related fees" are fees billed by KPMG LLP for assurance and related services that are traditionally performed by the auditor, including services performed by KPMG LLP related to employee benefit plan audits and certain transactions, as well as attestation services not required by statute or regulation; (c) "tax fees" are fees for permissible tax compliance, tax advice and tax planning; and (d) "all other fees" are fees billed by KPMG LLP to the Company for any permissible services not included in the first three categories.
All of the services performed by KPMG LLP for the Company during 2016 and 2015 were either expressly pre-approved by Revlon's Audit Committee or were pre-approved in accordance with Revlon, Inc.'s Audit Committee Pre-Approval Policy, and Revlon's Audit Committee was provided with regular updates as to the nature of such services and fees paid for such services.

Website Availability of Reports, Corporate Governance Information and Other Financial Information
Revlon, Inc., which owns 100% of Products Corporation's common stock, maintains a comprehensive corporate governance program, including Corporate Governance Guidelines for Revlon’s Board of Directors, Revlon’s Board Guidelines for Assessing Director Independence and charters for Revlon’s Audit Committee and Compensation Committee. Revlon maintains a corporate investor relations website, www.revloninc.com, where stockholders and other interested persons may review, without charge, among other things, Revlon's corporate governance materials and certain SEC filings (such as Revlon's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, annual reports, Section 16 reports reflecting certain changes in the stock ownership of Revlon’s directors and Section 16 officers, and certain other documents filed with the SEC), each of which are generally available on the same business day as the filing date with the SEC on the SEC’s website http://www.sec.gov. In addition, under the section of the website entitled, "Corporate Governance," Revlon posts printable copies of the latest versions of its Corporate Governance Guidelines, Board Guidelines for Assessing Director Independence, charters for Revlon's Audit Committee and Compensation Committee, as well as Revlon's and the Company's Code of Conduct and Business Ethics, which includes Revlon's and the Company's Code of Ethics for Senior Financial Officers, and the Audit Committee Pre-Approval Policy. From time to time, the Company may post on www.revloninc.com certain presentations that may include material information regarding its business, financial condition and/or results of operations. The business and financial materials and any other statement or disclosure on, or made available through, the websites referenced herein shall not be deemed incorporated by reference into this report.

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
(3) List of Exhibits:
2.	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1
Share Sale and Purchase Agreement, dated as of August 3, 2013, by and among Products Corporation, Beauty Care Professional Products Participations, S.A., Romol Hair & Beauty Group, S.L., Norvo, S.L. and Staubinus España, S.L. (incorporated by reference to Exhibit 2.1 to Revlon’s Current Report on Form 8-K filed with the SEC on August 5, 2013).

2.2
Agreement and Plan of Merger, dated as of June 16, 2016, by and among Revlon, Products Corporation, RR Transaction Corp. and Elizabeth Arden (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Revlon filed with the SEC on June 17, 2016 (the "Revlon June 2016 Form 8-K")).

3.	Certificate of Incorporation and By-laws.
3.1
Restated Certificate of Incorporation of Products Corporation, dated May 13, 2004 (incorporated by reference to Exhibit 3.1 of Products Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the SEC on May 17, 2004).

3.2
Second Amended and Restated By-Laws of Products Corporation, dated as of May 1, 2009 (incorporated by reference to Exhibit 3.1 to Products Corporation's Current Report on Form 8-K filed with the SEC on April 29, 2009).

4.	Instruments Defining the Rights of Security Holders, Including Indentures.
4.1
Indenture, dated as of February 8, 2013, among Products Corporation, certain subsidiaries of Products Corporation as guarantors thereto, and U.S. Bank National Association, as trustee, relating to Products Corporation's 5.75% Senior Notes due 2021 (the “5.75% Senior Notes Indenture”) (incorporated by reference to Exhibit 4.3 to Products Corporation's Quarterly Report on Form 10-Q for the fiscal period ended March 30, 2013 filed with the SEC on April 25, 2013 (the "Products Corporation Q1 2013 Form 10-Q")).

4.2	Form of 5.75% Senior Notes (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.4 to the Products Corporation Q1 2013 Form 10-Q).
4.3
Registration Rights Agreement, dated as of February 8, 2013, among Products Corporation, certain subsidiaries of Products Corporation and Citigroup Global Markets Inc. ("CGMI"), as representative of the several initial purchasers of the 5.75% Senior Notes (incorporated by reference to Exhibit 4.5 to the Products Corporation Q1 2013 Form 10-Q).

4.4
Supplemental Indenture to the 5.75% Senior Notes Indenture, dated as of February 8, 2013, among Products Corporation, Revlon and certain subsidiaries of Products Corporation, as guarantors thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.6 to the Products Corporation Q1 2013 Form 10-Q).

4.5
Supplemental Indenture to the 5.75% Senior Notes Indenture, dated as of January 21, 2014, among Products Corporation, Revlon and certain subsidiaries of Products Corporation, as guarantors thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.27 to Products Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 5, 2014 (the "Products Corporation 2013 Form 10-K")).

4.6
Third Supplemental Indenture to the 5.75% Senior Notes Indenture, dated as of January 14, 2015, among Realistic Roux Professional Products Inc., Products Corporation, the Guarantors defined in the 5.75% Senior Notes Indenture, and U.S Bank National Association (incorporated by reference to Exhibit 10.1 to Products Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, filed with the SEC on July 29, 2015 (the "Products Corporation Q2 2015 Form 10-Q")).

4.7
Fourth Supplemental Indenture to the 5.75% Senior Notes Indenture, dated as of May 8, 2015, among RML, LLC, Products Corporation, the Guarantors defined in the 5.75% Senior Notes Indenture, and U.S Bank National Association (incorporated by reference to Exhibit 10.2 to the Products Corporation Q2 2015 Form 10-Q).

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
(except where otherwise noted, all tabular amounts in millions)

4.8
Escrow Agreement for the 6.25% Senior Notes, dated as of August 4, 2016, by and among Revlon Escrow Corporation ("Escrow Corp."), U.S. Bank National Association, as trustee, and Citibank, N.A., as escrow agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Revlon filed with the SEC on August 5, 2016 (the "Revlon August 2016 Form 8-K")).

4.9
Indenture for the 6.25% Senior Notes, dated as of August 4, 2016 (the "6.25% Senior Notes Indenture"), by and between Escrow Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Revlon August 2016 Form 8-K).

4.10
Registration Rights Agreement, dated as of August 4, 2016, by and among Escrow Corp, Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") and CGMI as representatives of the initial purchasers (incorporated by reference to Exhibit 4.3 to the Revlon August 2016 Form 8-K).

4.11
First Supplemental Indenture to the 6.25% Senior Notes Indenture, dated as of September 7, 2016, by and among Products Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Revlon filed with the SEC on September 9, 2016 (the "Revlon September 2016 Form 8-K")).

4.12
Joinder Agreement to the Registration Rights Agreement, dated as of September 7, 2016, by and among Products Corporation, the guarantors party thereto and Merrill Lynch and CGMI, as representatives of the initial purchasers (incorporated by reference to Exhibit 4.2 to the Revlon September 2016 Form 8-K).

4.13
Term Loan Agreement, dated as of September 7, 2016, by and among Products Corporation, Revlon (solely for the purposes set forth therein), certain lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Revlon September 2016 Form 8-K).

4.14
Asset-Based Revolving Credit Agreement, dated as of September 7, 2016, by and among Products Corporation, certain local borrowing subsidiaries from time to time party thereto, Revlon (solely for the purposes set forth therein), certain lenders and issuing lenders party thereto and Citibank, N.A., as administrative agent, collateral agent, issuing lender and swingline lender (incorporated by reference to Exhibit 10.2 to the Revlon September 2016 Form 8-K).

4.15
Term Loan Guarantee and Collateral Agreement, dated as of September 7, 2016, made by each of the signatories thereto in favor of Citibank, N.A., as collateral agent, for the benefit of the secured parties under the 2016 Term Loan Agreement (incorporated by reference to Exhibit 10.3 to the Revlon September 2016 Form 8-K).

4.16
Holdings Term Loan Guarantee and Pledge Agreement, dated as of September 7, 2016, made by Revlon in favor of Citibank, N.A., as collateral agent, for the benefit of the secured parties under the 2016 Term Loan Agreement (incorporated by reference to Exhibit 10.4 to the Revlon September 2016 Form 8-K).

4.17
ABL Guarantee and Collateral Agreement, dated as of September 7, 2016, made by each of the signatories thereto in favor of Citibank, N.A., as collateral agent, for the benefit of the secured parties under the 2016 Asset-Based Revolving Credit Agreement (incorporated by reference to Exhibit 10.5 to the Revlon September 2016 Form 8-K).

4.18
Holdings ABL Guarantee and Pledge Agreement, dated as of September 7, 2016, made by Revlon in favor of Citibank, N.A., as collateral agent, for the benefit of the secured parties under the 2016 Asset-Based Revolving Credit Agreement (incorporated by reference to Exhibit 10.6 to the Revlon September 2016 Form 8-K).

4.19
ABL Intercreditor Agreement, dated as of September 7, 2016, among Citibank, N.A., as ABL Agent, Citibank, N.A., as Initial Term Loan Agent, Revlon, Products Corporation, each subsidiary listed therein or that becomes a party thereto and each Other Term Loan Agent from time to time party thereto (incorporated by reference to Exhibit 10.7 to the Revlon September 2016 Form 8-K).

10.	Material Contracts.
10.1
Tax Sharing Agreement, dated as of June 24, 1992, among MacAndrews & Forbes, Revlon, Products Corporation and certain subsidiaries of Products Corporation, as amended and restated as of January 1, 2001 (incorporated by reference to Exhibit 10.2 to Products Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the SEC on February 25, 2002).

10.2
Tax Sharing Agreement, dated as of March 26, 2004, by and among Revlon, Products Corporation and certain subsidiaries of Products Corporation (incorporated by reference to Exhibit 10.25 to Products Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 filed with the SEC on May 17, 2004).

10.3
Employment Agreement, dated as of March 27, 2016, by and among Revlon, Products Corporation and Fabian T. Garcia (incorporated by reference to Exhibit 10.1 to Revlon's Current Report on Form 8-K filed with the SEC on March 28, 2016 (the "Revlon March 2016 Form 8-K")).

10.4	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Revlon March 2016 Form 8-K).

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
(except where otherwise noted, all tabular amounts in millions)

10.5
Employment Agreement, dated as of April 12, 2016, by and among Revlon, Products Corporation and Juan R. Figuereo (incorporated by reference to Exhibit 10.1 to Revlon's Current Report on Form 8-K filed with the SEC on April 12, 2016).

10.6	Consulting Agreement by and among Revlon, Products Corporation and E. Scott Beattie, dated as of November 3, 2016 (incorporated by reference to Exhibit 10.1 to the Revlon Q3 2016 Form 10-Q).
10.7	Restricted Stock Unit Agreement between Revlon and E. Scott Beattie, dated November 3, 2016 (incorporated by reference to Exhibit 10.2 to the Revlon Q3 2016 Form 10-Q).
10.8
Employment Agreement, dated as of October 9, 2014, by and among Revlon, Products Corporation and Gianni Pieraccioni (incorporated by reference to Exhibit 10.11 to Revlon's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 12, 2015 (the "Revlon 2014 Form 10-K")).

10.9
First Amendment to Employment Agreement by and among Revlon, Products Corporation and Gianni Pieraccioni, dated as of February 26, 2016 (incorporated by reference to Exhibit 10.7 to Revlon’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.10
Amended and Restated Employment Agreement, dated as of December 12, 2014, by and between Products Corporation and Lorenzo Delpani (incorporated by reference to Exhibit 10.9 to the Revlon 2014 Form 10-K).

10.11
Transition and Separation Agreement and Release dated March 1, 2016 by and among Revlon, Products Corporation and Lorenzo Delpani (incorporated by reference to Exhibit 10.1 to Revlon's Current Report on Form 8-K filed with the SEC on March 4, 2016).

10.12
Amendment, dated April 21, 2016, to the Transition and Separation Agreement and Release by and among Revlon, Products Corporation and Lorenzo Delpani (incorporated by reference to Exhibit 10.1 to Revlon's Current Report on Form 8-K filed with the SEC on April 22, 2016).

10.13
Amended and Restated Employment Agreement, dated as of July 28, 2015, by and among Revlon, Products Corporation and Roberto Simon (incorporated by reference to Exhibit 10.3 to Revlon’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015 filed with the SEC on July 29, 2015).

10.14
Separation Agreement, dated as of November 3, 2015, by and among Revlon, Products Corporation and Roberto Simon (incorporated by reference to Exhibit 10.1 to Revlon’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015 filed with the SEC on November 4, 2015).

10.15
Fourth Amended and Restated Revlon, Inc. Stock Plan (as amended, the "Stock Plan") (incorporated by reference to Annex A to Revlon’s Definitive Information Statement on Schedule 14C filed with the SEC on July 3, 2014).

10.16
Form of Restricted Stock Agreement under the Stock Plan (incorporated by reference to Exhibit 10.3 to Revlon's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014 filed with the SEC on October 29, 2014).

10.17
Revlon Amended and Restated Executive Incentive Compensation Plan, dated as of March 24, 2016 (incorporated by reference to Annex D to Revlon's Annual Proxy Statement on Schedule 14A filed with the SEC on April 29, 2016).

10.18
Amended and Restated Revlon Pension Equalization Plan, amended and restated as of December 14, 1998 (the “PEP”) (incorporated by reference to Exhibit 10.15 to Revlon’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the SEC on March 3, 1999).

10.19
Amendment to the PEP, dated as of May 28, 2009 (incorporated by reference to Exhibit 10.13 to Revlon's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on February 25, 2010).

10.20
Executive Supplemental Medical Expense Plan Summary, dated July 2000 (incorporated by reference to Exhibit 10.10 to Revlon’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the SEC on March 21, 2003).

10.21
Benefit Plans Assumption Agreement, dated as of July 1, 1992, by and among Revlon Holdings, Revlon and Products Corporation (incorporated by reference to Exhibit 10.25 to Products Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 filed with the SEC on March 12, 1993).

10.22
Revlon Executive Severance Pay Plan (incorporated by reference to Exhibit 10.2 to Revlon’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 filed with the SEC on April 30, 2009).

10.23
Preferred Stock Repurchase and Warrant Cancellation Agreement, dated June 16, 2016, by and among Revlon, Products Corporation, RR Transaction Corp., Elizabeth Arden, Nightingale Onshore Holdings L.P. and Nightingale Offshore Holdings L.P. (incorporated by reference to Exhibit 10.1 to the Revlon June 2016 Form 8-K).

21.	Subsidiaries.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
(except where otherwise noted, all tabular amounts in millions)

*21.1	Subsidiaries of Revlon Consumer Products Corporation
22.	Powers of Attorney.
*22.1	Power of Attorney executed by Ronald O. Perelman.
*22.2	Power of Attorney executed by Alan S. Bernikow.
*22.3	Power of Attorney executed by Viet D. Dinh.
*22.4	Power of Attorney executed by Barry F. Schwartz.
*31.1	Certification of Fabian T. Garcia, Chief Executive Officer, dated March 3, 2017, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Juan R. Figuereo, Chief Financial Officer, dated March 3, 2017, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1 (furnished herewith)	Certification of Fabian T. Garcia, Chief Executive Officer, dated March 3, 2017, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (furnished herewith)	Certification of Juan R. Figuereo, Chief Financial Officer, dated March 3, 2017, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Revlon Consumer Products Corporation:

We have audited the accompanying consolidated balance sheets of Revlon Consumer Products Corporation and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive (loss) income, stockholder's deficiency, and cash flows for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Revlon Consumer Products Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York
March 3, 2017

Item 1. Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	December 31, 2016	December 31, 2015
		(as adjusted)(a)
ASSETS
Current assets:
Cash and cash equivalents	$186.8	$326.9
Trade receivables, less allowance for doubtful accounts of $11.1 and $10.5 as of December 31, 2016 and December 31, 2015, respectively	423.9	244.9
Inventories	424.6	183.8
Prepaid expenses and other	84.9	53.3
Receivable from Revlon, Inc.	132.7	117.4
Total current assets	1,252.9	926.3
Property, plant and equipment, net of accumulated depreciation of $304.7 and $271.7 as of December 31, 2016 and December 31, 2015, respectively	320.5	215.3
Deferred income taxes	136.1	49.8
Goodwill	689.5	469.7
Intangible assets, net of accumulated amortization of $84.8 and $61.1 as of December 31, 2016 and December 31, 2015, respectively	636.6	318.0
Other assets	103.1	84.1
Total assets	$3,138.7	$2,063.2

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current liabilities:
Short-term borrowings	$10.8	$11.3
Current portion of long-term debt	18.1	30.0
Accounts payable	296.9	201.3
Accrued expenses and other	382.7	272.4
Total current liabilities	708.5	515.0
Long-term debt	2,663.1	1,783.7
Long-term pension and other post-retirement plan liabilities	184.1	185.3
Other long-term liabilities	89.8	70.8
Stockholder's deficiency:
RCPC Preferred stock, par value $1.00 per share; 1,000 shares authorized; 546 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	54.6	54.6
Common Stock, par value $1.00 per share; 10,000 shares authorized and 5,260 shares issued as of December 31, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	964.4	957.5
Accumulated deficit	(1,274.1)	(1,258.4)
Accumulated other comprehensive loss	(251.7)	(245.3)
Total stockholder's deficiency	(506.8)	(491.6)
Total liabilities and stockholder's deficiency	$3,138.7	$2,063.2

(a) Adjusted as a result of the adoption of certain accounting pronouncements beginning on January 1, 2016. See Note 1, "Description of Business and Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements," for details of these adjustments.

See Accompanying Notes to Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(dollars in millions)

	Year Ended December 31,
	2016	2015	2014

Net sales	$2,334.0	$1,914.3	$1,941.0
Cost of sales	917.1	667.8	668.3
Gross profit	1,416.9	1,246.5	1,272.7
Selling, general and administrative expenses	1,151.6	993.5	999.7
Acquisition and integration costs	43.2	8.0	6.4
Restructuring charges and other, net	34.0	10.5	21.3
Impairment charge	23.4	9.7	—
Operating income	164.7	224.8	245.3
Other expenses, net:
Interest expense	105.2	83.3	84.4
Amortization of debt issuance costs	6.8	5.7	5.5
Loss on early extinguishment of debt, net	16.9	—	2.0
Foreign currency losses, net	18.5	15.7	25.0
Miscellaneous, net	(0.6)	0.4	1.2
Other expenses, net	146.8	105.1	118.1
Income from continuing operations before income taxes	17.9	119.7	127.2
Provision for income taxes	28.7	54.4	81.2
(Loss) income from continuing operations, net of taxes	(10.8)	65.3	46.0
(Loss) income from discontinued operations, net of taxes	(4.9)	(3.2)	1.3
Net (loss) income	$(15.7)	$62.1	$47.3
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (a)	(0.5)	(18.1)	(24.6)
Amortization of pension related costs, net of tax (b)(c)	7.6	7.2	4.5
Pension re-measurement, net of tax (d)	(14.3)	(6.9)	(69.6)
Pension settlement, net of tax (e)	—	17.3	—
Revaluation of derivative financial instruments, net of reclassifications into earnings (f)	0.8	(1.6)	(3.7)
Other comprehensive loss, net	(6.4)	(2.1)	(93.4)
Total comprehensive (loss) income	$(22.1)	$60.0	$(46.1)

(a)	Net of tax expense (benefit) of $1.1 million, $(5.1) million and $(2.1) million for 2016, 2015 and 2014, respectively.

(b)	Net of tax expense of $1.3 million for each of 2016 and 2015 and $0.1 million for 2014.

(c)
This other comprehensive income component is included in the computation of net periodic benefit (income) costs. See Note 14, “Pension and Post-Retirement Benefits,” for additional information regarding net periodic benefit (income) costs.

(d)	Net of tax benefit of $4.1 million, $3.3 million and $42.0 million for 2016, 2015 and 2014, respectively.

(e)	Net of tax expense of $3.7 million for 2015.

(f)	Net of tax expense (benefit) of $0.5 million, $(1.0) million and $(2.3) million for 2016, 2015 and 2014, respectively.

See Accompanying Notes to Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY
(dollars in millions)

	RCPC Preferred Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder’s Deficiency

Balance, January 1, 2014	$54.6	$946.5	$(1,367.8)	$(149.8)	$(516.5)
Stock-based compensation amortization		5.5			5.5
Excess tax benefits from stock-based compensation		0.1			0.1
Net income			47.3		47.3
Other comprehensive loss, net (a)				(93.4)	(93.4)
Balance, December 31, 2014	$54.6	$952.1	$(1,320.5)	$(243.2)	$(557.0)
Stock-based compensation amortization		5.1			5.1
Excess tax benefits from stock-based compensation		0.3			0.3
Net income			62.1		62.1
Other comprehensive loss, net (a)				(2.1)	(2.1)
Balance, December 31, 2015	$54.6	$957.5	$(1,258.4)	$(245.3)	$(491.6)
Stock-based compensation amortization		6.4			6.4
Excess tax benefits from stock-based compensation		0.5			0.5
Net loss			(15.7)		(15.7)
Other comprehensive loss, net (a)				(6.4)	(6.4)
Balance, December 31, 2016	$54.6	$964.4	$(1,274.1)	$(251.7)	$(506.8)

(a)	See Note 17, “Accumulated Other Comprehensive Loss,” regarding the changes in the accumulated balances for each component of other comprehensive loss during 2016, 2015 and 2014.

See Accompanying Notes to Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2016	2015 (as adjusted)(a)	2014 (as adjusted)(a)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(15.7)	$62.1	$47.3
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	123.2	103.2	102.6
Foreign currency losses from re-measurement	20.6	19.5	25.5
Amortization of debt discount	1.4	1.4	1.4
Stock-based compensation amortization	6.4	5.1	5.5
Impairment charge	23.4	9.7	—
(Benefit from) provision for deferred income taxes	(6.9)	31.5	67.9
Loss on early extinguishment of debt, net	16.9	—	2.0
Amortization of debt issuance costs	6.8	5.7	5.5
Loss (gain) on sale of certain assets	0.4	(6.4)	(2.1)
Pension and other post-retirement (income) costs	(0.6)	19.0	(5.3)
Change in assets and liabilities, net of acquisitions:
Increase in trade receivables	(59.5)	(18.5)	(5.5)
Decrease (increase) in inventories	74.5	(30.6)	9.2
(Increase) decrease in prepaid expenses and other current assets	(19.5)	(25.4)	(2.7)
(Decrease) increase in accounts payable	(12.6)	34.9	0.2
Increase (decrease) in accrued expenses and other current liabilities	11.5	10.2	(21.6)
Pension and other post-retirement plan contributions	(8.3)	(18.1)	(19.0)
Purchases of permanent displays	(52.1)	(47.4)	(45.3)
Other, net	4.3	(0.6)	8.4
Net cash provided by operating activities	114.2	155.3	174.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(59.3)	(48.3)	(55.5)
Business acquisitions, net of cash acquired	(1,028.7)	(41.7)	—
Proceeds from the sale of certain assets	0.5	6.2	3.4
Net cash used in investing activities	(1,087.5)	(83.8)	(52.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings and overdraft	—	23.0	(4.7)
Prepayments under the Old Acquisition Term Loan	(15.1)	(19.3)	(7.0)
Prepayments under the 2011 Term Loan	(11.5)	(12.1)	—
Repayment under the Non-Contributed Term Loan	—	—	(58.4)
Repayment of Old Acquisition Term Loan	(658.6)	—	—
Repayment of 2011 Term Loan	(651.4)	—	—
Borrowings under the 2016 Term Loan Facility	1,791.0	—	—
Repayments under the 2016 Term Loan Facility	(4.5)	—	—
Proceeds from the issuance of 6.25% Senior Notes	450.0	—	—
Payment of financing costs	(61.6)	—	(1.8)
Other financing activities	(2.5)	(3.7)	(3.2)
Net cash provided by (used in) financing activities	835.8	(12.1)	(75.1)
Effect of exchange rate changes on cash and cash equivalents	(2.6)	(7.8)	(15.6)
Net (decrease) increase in cash and cash equivalents	(140.1)	51.6	31.2
Cash and cash equivalents at beginning of period	326.9	275.3	244.1
Cash and cash equivalents at end of period	$186.8	$326.9	$275.3
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$91.7	$79.9	$85.6
Income taxes, net of refunds	$21.9	$25.2	$20.9
(a) Adjusted as a result of the adoption of certain accounting pronouncements beginning on January 1, 2016. See Note 1, "Description of Business and Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements," for details of these adjustments.
See Accompanying Notes to Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
(except where otherwise noted, all tabular amounts in millions)

Item 1. Financial Statements

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revlon Consumer Products Corporation ("Products Corporation" and together with its subsidiaries, the "Company") is the direct wholly-owned operating subsidiary of Revlon, Inc. ("Revlon"), which is an indirect majority-owned subsidiary of MacAndrews & Forbes Incorporated (together with certain of its affiliates other than Revlon and the Company, "MacAndrews & Forbes"), a corporation wholly-owned by Ronald O. Perelman. The Company is a leading global beauty company with an iconic portfolio of brands. The Company develops, manufactures, markets, distributes and sells an extensive array of color cosmetics, hair color, hair care and hair treatments, fragrances, skin care, beauty tools, men’s grooming products, anti-perspirant deodorants and other beauty care products across a variety of distribution channels. The Company is building a combined organization that is entrepreneurial, agile and boldly creative, with a passion for beauty. The Company has strategic brand builders developing a diverse portfolio of iconic brands that delight consumers around the world wherever and however they shop for beauty. The Company strives to be an ethical company that values inclusive leadership and is committed to sustainable and responsible growth. The Company operates in four reporting segments: the consumer division (“Consumer”); the professional division (“Professional”); Elizabeth Arden; and Other. The Company’s principal customers for its products in the Consumer segment include large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, the Internet/e-commerce, television shopping, department stores, one-stop shopping beauty retailers, specialty cosmetics stores and perfumeries in the U.S. and internationally. The Company's principal customers for its products in the Professional segment include hair and nail salons and distributors to professional salons in the U.S. and internationally.
On September 7, 2016 (the "Elizabeth Arden Acquisition Date"), the Company completed the acquisition of Elizabeth Arden, Inc. ("Elizabeth Arden" and the “Elizabeth Arden Acquisition”). Elizabeth Arden is a global prestige beauty products company with an iconic portfolio of brands that are highly complementary to the Company's existing brand portfolio and are sold worldwide. The Company's principal customers for its products in the Elizabeth Arden segment include prestige retailers, the mass retail channel, perfumeries, boutiques, department and specialty stores, travel retailers and distributors, as well as direct sales to consumers via Elizabeth Arden branded retail stores and e-commerce business. Elizabeth Arden products are also sold through the Elizabeth Arden Red Door Spa beauty salons and spas. The operating results and purchase accounting for the Company's Elizabeth Arden Acquisition are presented in the Elizabeth Arden segment. Refer to Note 2, "Business Combinations," for further details related to the Elizabeth Arden Acquisition.
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
Discontinued Operations Presentation
As a result of the Company's decision on December 30, 2013 to exit its direct manufacturing, warehousing and sales business operations in mainland China within the Consumer segment, the Company has reported the results of its former China operations within (loss) income from discontinued operations, net of taxes in the Company's Consolidated Statements of Operations and Comprehensive (Loss) Income for all periods presented. See Note 4, "Discontinued Operations," for further discussion.
Cash and Cash Equivalents:
Cash equivalents are primarily investments in high-quality, short-term money market instruments with original maturities of three months or less and are carried at cost, which approximates fair value. Cash equivalents were $2.5 million and $1.6 million

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

as of December 31, 2016 and 2015, respectively. Accounts payable include $19.3 million and $19.5 million of outstanding checks not yet presented for payment at December 31, 2016 and 2015, respectively.

Trade Receivables:
Trade receivables represent payments due to the Company for previously recognized net sales, reduced by an allowance for doubtful accounts for balances which are estimated to be uncollectible at December 31, 2016 and 2015, respectively. The Company grants credit terms in the normal course of business to its customers. Trade credit is extended based upon periodically updated evaluations of each customer's ability to perform its payment obligations. The Company does not normally require collateral or other security to support credit sales. The allowance for doubtful accounts is determined based on historical experience and ongoing evaluations of the Company's receivables and evaluations of the risks of payment. The allowance for doubtful accounts is recorded against trade receivable balances when they are deemed uncollectible. Recoveries of trade receivables previously reserved are recorded in the consolidated statements of operations and comprehensive (loss) income when received. At each of December 31, 2016 and 2015, the Company's three largest customers accounted for an aggregate of approximately 27% of the Company's outstanding trade receivables.

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

Property, Plant and Equipment and Other Assets:
Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets as follows: land improvements, 20 to 30 years; buildings and improvements, 5 to 50 years; machinery and equipment, 3 to 15 years; counters and trade fixtures, 3 to 5 years; office furniture and fixtures, 3 to 15 years; and capitalized software, 2 to 10 years. Leasehold improvements and building improvements are amortized over their estimated useful lives or the terms of the leases or remaining life of the original structure, respectively, whichever is shorter. Repairs and maintenance are charged to operations as incurred, and expenditures for additions and improvements are capitalized. Counters and trade fixtures are amortized over their estimated useful life of the in-store counter and display related assets. The estimated useful life may be subject to change based upon declines in net sales and/or changes in merchandising programs. See Note 7, “Property, Plant and Equipment," for further discussion.
Included in other assets are permanent wall displays amounting to $64.1 million and $65.6 million as of December 31, 2016 and 2015, respectively, which are amortized generally over a period of 1 to 3 years. In the event of product discontinuances, from time to time, the Company may accelerate the amortization of related permanent wall displays based on the estimated remaining useful life of the asset. Amortization expense for permanent wall displays was $47.8 million, $41.3 million and $42.5 million for 2016, 2015 and 2014, respectively. The Company capitalizes deferred financing costs related to the issuance of its revolving credit facilities, which costs were $6.0 million and $1.3 million as of December 31, 2016 and 2015, respectively, and amortizes such costs over the terms of the related debt instruments using the effective-interest method.
Long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the undiscounted future cash flows (excluding interest) resulting from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. There were no significant impairment charges to long-lived assets during the years ended December 31, 2016, 2015 and 2014.

Goodwill:
Goodwill represents the excess purchase price for businesses acquired over the fair value of net assets acquired. Goodwill is not amortized, but rather is reviewed annually for impairment at the reporting unit level using October 1st carrying values, or when there is evidence that events or changes in circumstances indicate that the Company’s carrying amount may not be recovered.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

For 2016, in assessing whether goodwill was impaired in connection with its annual impairment test performed during the fourth quarter using October 1, 2016 carrying values, the Company performed qualitative assessments to determine whether it would be necessary to perform the two-step process, as prescribed by Accounting Standards Codification ("ASC") 350, Intangibles - Goodwill and Other, to assess the Company's goodwill for indicators of impairment. In performing the qualitative assessments, the Company determined that for the Revlon, Almay and Other and Professional reporting units, it was more likely than not that the fair value of each of the Company's reporting units exceeded their carrying amounts.
The Company determined it would utilize the two-step process to test the Global Color Brands ("GCB") and Other reporting units for impairment. In the first step of this test, the Company compared the fair values of the GCB and Other reporting units, determined based upon discounted estimated future cash flows, to the carrying amounts of each reporting unit, including goodwill. The fair value of the GCB reporting unit exceeded its carrying amount and therefore no further impairment testing was performed and no impairment loss was indicated. The carrying amount of the Other reporting unit exceeded its fair value and the goodwill of the reporting unit was considered potentially impaired. The Company performed step two of the goodwill impairment test for its Other reporting unit to measure the amount of such unit's impairment loss. As a result of the annual impairment test for 2016, the Company recognized a $16.7 million non-cash goodwill impairment charge in the fourth quarter of 2016 related to the Other reporting unit.
For 2015, the Company utilized the two-step process in assessing whether goodwill was impaired for each of the Company's four reporting units. In the first step of this test, the Company compared the fair value of each of the Company's four reporting units, determined based upon discounted estimated future cash flows, to the carrying amount of such reporting unit, including goodwill. Where the fair value of such reporting unit exceeded the carrying amount, no further impairment testing was required and no impairment loss was indicated. Where the carrying amount of the reporting unit exceeded the fair value, the goodwill of the reporting unit was considered potentially impaired and the Company performed step two of the goodwill impairment test to measure the amount of the impairment loss. As a result of the annual impairment test for 2015, the Company recognized a $9.7 million non-cash goodwill impairment charge in the fourth quarter of 2015 related to the Global Color Brands reporting unit.
For 2014, the Company performed qualitative assessments to determine whether it would be necessary to perform the two-step goodwill impairment test and to assess the Company's indefinite-lived intangible assets for indicators of impairment, and in each case determined that it was more likely than not that the fair value of each of the Company's reporting units and indefinite-lived intangible assets exceeded their carrying amounts for such reporting years. The Company did not record any impairment of goodwill during the year ended December 31, 2014 as a result of its annual impairment test.
See Note 2, “Business Combinations,” and Note 8, “Goodwill and Intangible Assets, Net,” for further discussion of the Company's goodwill and annual impairment test.

Intangible Assets, net:
Intangible Assets, net, include trade names and trademarks, customer relationships, patents and internally developed intellectual property ("IP") and acquired licenses. Indefinite-lived intangible assets, consisting of certain trade names, are not amortized, but rather are tested for impairment annually during the fourth quarter using October 1, 2016 carrying values, similar to goodwill, and the Company recognizes an impairment if the carrying amount of its intangible assets exceeds its fair value. Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The Company writes off the gross carrying amount and accumulated amortization for intangible assets in the year in which the asset becomes fully amortized. Finite-lived intangible assets are considered for impairment upon the occurrence of certain “triggering events” and the Company recognizes an impairment if the carrying amount of the long-lived asset group exceeds the Company's estimate of the asset group's undiscounted future cash flows. As a result of the annual impairment test (described above), the Company also recognized a $6.7 million non-cash intangible assets impairment charge in the fourth quarter of 2016 related to the Other reporting unit. There was no impairment of intangible assets in 2015 or 2014.
See Note 2, “Business Combinations,” and Note 8, “Goodwill and Intangible Assets, Net,” for further discussion of the Company's intangible assets, including a summary of finite-lived and indefinite-lived intangible assets.

Revenue Recognition and Sales Returns:
The Company's policy is to recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable. The Company records revenue from the sale of its products when risk of loss and title to the products transfers to the customer. Net sales are comprised of gross revenues less expected product returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions and coupons. These incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive.

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

Cost of Sales:
Cost of sales includes all of the costs to manufacture the Company's products. For products manufactured in the Company's own facilities, such costs include raw materials and supplies, direct labor and factory overhead. For products manufactured for the Company by third-party contractors, such cost represents the amounts invoiced by the contractors. Cost of sales also includes the cost of refurbishing products returned by customers that will be offered for resale and the cost of inventory write-downs associated with adjustments of held inventories to their net realizable value. These costs are reflected in the Company’s consolidated statements of operations and comprehensive (loss) income when the product is sold and net sales revenues are recognized or, in the case of inventory write-downs, when circumstances indicate that the carrying value of inventories is in excess of their recoverable value. Additionally, cost of sales reflects the costs associated with any free products included as sales and promotional incentives. These incentive costs are recognized on the later of the date that the Company recognizes the related revenue or the date on which the Company offers the incentive.

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

Advertising:
Advertising within SG&A expenses includes television, print, digital marketing and other advertising production costs which are expensed the first time the advertising takes place. The costs of promotional displays are expensed in the period in which they are shipped to customers. Advertising expenses were $421.1 million, $368.7 million and $383.2 million for 2016, 2015 and 2014, respectively, and were included in SG&A expenses in the Company's Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company also has various arrangements with customers pursuant to its trade terms to reimburse them for a portion of their advertising costs, which provide advertising benefits to the Company. Additionally, from time to time, the Company may pay fees to customers in order to expand or maintain shelf space for its products. The costs that the Company incurs for "cooperative" advertising programs, end cap placement, shelf placement costs, slotting fees and marketing development funds, if any, are expensed as incurred and are recorded as a reduction within net sales.

Distribution Costs:
Costs associated with product distribution, such as freight and handling costs, are recorded within SG&A expenses when incurred. Distribution costs were $98.4 million, $80.2 million and $84.9 million for 2016, 2015 and 2014, respectively.

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

Research and Development:
Research and development expenditures are expensed as incurred and included within SG&A expenses. The amounts charged in 2016, 2015 and 2014 for research and development expenditures were $37.0 million, $31.2 million and $31.6 million, respectively.

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

Classes of Stock:
Products Corporation designated 1,000 shares of preferred stock as the "RCPC Preferred Stock", of which 546 shares were outstanding as of December 31, 2016 and all of which are held by Revlon. The holder of the RCPC Preferred Stock is not entitled to receive any dividends. The RCPC Preferred Stock is entitled to a liquidation preference of $100,000 per share before any distribution is made to the holder of Products Corporation's common stock. The holder of the RCPC Preferred Stock does not have any voting rights, except as required by law. The RCPC Preferred Stock may be redeemed at any time by Products Corporation, at its option, for $100,000 per share. However, the terms of Products Corporation's various debt agreements currently restrict Products Corporation's ability to effect such redemption.

Stock-Based Compensation:
The Company recognizes stock-based compensation costs for its restricted stock, measured at the fair value of each award at the time of grant, as an expense over the period during which an employee is required to provide service. Upon the vesting of restricted stock, any resulting tax benefits are recognized in additional paid-in-capital. Any resulting tax deficiencies are recognized in the consolidated statements of operations and comprehensive (loss) income as tax expense to the extent that the tax deficiency amount exceeds any existing additional paid-in-capital resulting from previously realized excess tax benefits from previous awards. The Company reflects such excess tax benefits as cash flows from financing activities in the consolidated statements of cash flows.

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
Foreign Currency Forward Exchange Contracts
Products Corporation enters into FX Contracts primarily to hedge the anticipated net cash flows resulting from inventory purchases and intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. The Company does not apply hedge accounting to its FX Contracts. The Company records FX Contracts in its consolidated balance sheet at fair value and immediately recognizes changes in fair value in earnings. Fair value of the Company’s FX Contracts is determined by using observable market transactions of spot and forward rates. See Note 13, “Financial Instruments,” for further discussion of the Company's FX Contracts.
Interest Rate Swap
As a result of the Company completing several debt transactions in connection with the Elizabeth Arden Acquisition, the critical terms of the 2013 Interest Rate Swap (as hereinafter defined) no longer matched the terms of the underlying debt and the

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

2013 Interest Rate Swap was determined to no longer be highly effective. Accordingly, the Company discontinued hedge accounting for the 2013 Interest Rate Swap during the third quarter of 2016. Following the de-designation of the 2013 Interest Rate Swap, changes in the fair value of the Interest Rate Swap are accounted for as a component of other non-operating expenses. Accumulated deferred losses on the 2013 Interest Rate Swap of $4.9 million, or $3.0 million net of tax, at December 31, 2016 that were previously recorded as a component of accumulated other comprehensive loss will be amortized into earnings over the remaining term of the 2013 Interest Rate Swap.  See Note 13, “Financial Instruments,” for further discussion of the Company's 2013 Interest Rate Swap. Refer to Note 11, "Long-Term Debt," for further details related to financing the Elizabeth Arden Acquisition and related debt restructuring transactions.

Recently Adopted Accounting Pronouncements
In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," which requires deferred income tax assets and liabilities to be classified as noncurrent within a company's balance sheet. Under previous guidance, the Company was required to separate deferred income tax assets and liabilities into current and noncurrent amounts. Netting deferred tax assets and deferred tax liabilities by tax jurisdiction is still required under ASU 2015-17. The Company adopted ASU No. 2015-17 beginning on January 1, 2016 and the Company's previously recorded deferred tax assets were adjusted to reflect the adoption of ASU No. 2015-17. The adoption of ASU No. 2015-17 resulted in no adjustment to the Company’s results of operations and stockholders’ deficiency and had the following impact on the previously reported Consolidated Balance Sheet as of December 31, 2015 and the Consolidated Statements of Cash Flows for 2015 and 2014:

Consolidated Balance Sheet	Total as reported at 12/31/2015	Adjustment	Total as adjusted at 12/31/2015
Deferred income taxes - current	$58.0	$(58.0)	$—
Deferred income taxes - noncurrent	38.5	11.3	49.8
Other long-term liabilities	117.5	(46.7)	70.8

Consolidated Statement of Cash Flows	Total as reported at 12/31/2015	Adjustment	Total as adjusted at 12/31/2015
Increase in prepaid expense and other current assets	$(32.6)	$7.2	$(25.4)
Increase in accrued expenses and other current liabilities	10.2	—	10.2
Increase in other, net	6.6	(7.2)	(0.6)

Consolidated Statement of Cash Flows	Total as reported at 12/31/2014	Adjustment	Total as adjusted at 12/31/2014
Increase in prepaid expense and other current assets	$4.5	$(7.2)	$(2.7)
Decrease in accrued expenses and other current liabilities	(21.5)	(0.1)	(21.6)
Increase in other, net	1.1	7.3	8.4

In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments," which eliminated the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine such adjustments, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This guidance is effective for annual periods beginning after December 15, 2015, with early adoption permitted. The Company adopted ASU No. 2015-16 beginning on January 1, 2016 and the adoption of this new guidance did not have a material impact on the Company’s results of operations, financial condition and financial statement disclosures.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires debt issuance costs to be presented in the financial statements as a deduction from the corresponding debt liability, consistent with the presentation of debt discounts. This guidance became effective for annual periods beginning after December 15, 2015, with early adoption permitted, and is applied retrospectively. The Company adopted ASU No. 2015-03 beginning on January 1, 2016 and the Company's previously recorded other assets and long-term debt were adjusted to reflect the adoption of ASU No. 2015-03. The adoption of ASU No. 2015-03 resulted in no adjustment to the Company’s results of operations, cash flows and stockholder's

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

deficiency and had the following impact on the Company's previously reported Consolidated Balance Sheet as of December 31, 2015:

Consolidated Balance Sheet	Total as reported at 12/31/2015	Adjustment	Total as adjusted at 12/31/2015
Long-Term Debt	$1,803.7	$(20.0)	$1,783.7
Other Assets	104.1	(20.0)	84.1

In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," that explicitly requires management to assess an entity's ability to continue as a going concern and to provide related footnote disclosures if conditions give rise to substantial doubt. According to ASU No. 2014-15, substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the financial statement's issuance date. The likelihood threshold of "probable," similar to its current use in U.S. GAAP for loss contingencies, is used to define substantial doubt. Disclosures are required under ASU No. 2014-15 if conditions give rise to substantial doubt, including whether and how management's plans will alleviate the substantial doubt. This guidance became effective for annual periods beginning after December 15, 2015, with early adoption prohibited. The Company adopted ASU No. 2014-15 beginning January 1, 2016 and the adoption of this new guidance did not have a material impact on the Company’s results of operations, financial condition and financial statement disclosures.
Recently Issued Accounting Pronouncements
In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment,” which simplifies the annual goodwill impairment analysis test by eliminating Step 2 of the current two-step impairment test. Under this new guidance, an entity would continue to perform the first step of the annual impairment test by comparing the carrying amount of a reporting unit with its fair value. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, the goodwill impairment charge would be equal to the amount of such difference. This guidance is effective for annual periods beginning after December 15, 2019, with early adoption permitted. The Company expects to adopt ASU No. 2017-04 beginning as of January 1, 2020 and is in the process of assessing the impact that this new guidance is expected to have on the Company’s results of operations, financial condition and/or financial statement disclosures.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which provides specific guidance on the presentation of changes in restricted cash and restricted cash equivalents on the statement of cash flows. Under this new standard, the changes in restricted cash and restricted cash equivalents will be required to be disclosed in reconciling the opening and closing balances on the statement of cash flows. This guidance is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The Company expects to adopt ASU No. 2016-18 beginning as of January 1, 2018 and is in the process of assessing the impact that this new guidance is expected to have on the Company’s results of operations, financial condition and/or financial statement disclosures.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Receipts and Cash Payments,” which aims to standardize how certain transactions are classified within the Statement of Cash Flows, including, among other issues, debt prepayment and extinguishment costs and contingent consideration payments made after a business combination. This guidance is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The Company expects to adopt ASU No. 2016-15 beginning as of January 1, 2018 and is in the process of assessing the impact that this new guidance is expected to have on the Company’s results of operations, financial condition and/or financial statement disclosures.
In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies certain aspects of accounting for share-based payment transactions, including transactions in which an employee uses shares to satisfy the employer’s minimum statutory income tax withholding obligation, forfeitures and income taxes when awards vest or are settled. This guidance is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU No. 2016-09 beginning as of January 1, 2017 and expects that this new guidance will not have a material impact on the Company’s results of operations, financial condition and/or financial statement disclosures.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires lessees to recognize a right-of-use asset and a liability on the balance sheet for all leases, with the exception of short-term leases. The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. Leases will continue to be classified as either operating or finance leases in the income statement. This guidance is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The Company expects

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

to adopt ASU No. 2016-02 beginning as of January 1, 2019 and is in the process of assessing the impact that this new guidance is expected to have on the Company’s results of operations, financial condition and/or financial statement disclosures.
In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which simplifies the subsequent measurement of inventories by requiring inventory to be measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU No. 2015-11 beginning as of January 1, 2017 and expects that this new guidance will not have a material impact on the Company’s results of operations, financial condition and/or financial statement disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This new standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The underlying principle of this new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Entities may adopt this new standard either retrospectively for all periods presented in the financial statements (i.e., the full retrospective method) or as a cumulative-effect adjustment as of the date of adoption (i.e., the modified retrospective method), without applying to comparative years’ financial statements.
In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date,” which allows for a deferral of the adoption date for ASU No. 2014-09 until January 1, 2018 and permits early adoption of ASU No. 2014-09, but not before the effective date of January 1, 2017.
The Company plans to adopt ASU No. 2014-09 on January 1, 2018 and anticipates adopting this standard using the modified retrospective method. The Company is currently in the process of evaluating the impact that ASU No. 2014-09 will have on the Company’s results of operations, financial condition and financial statement disclosures. While the Company is continuing to assess all impacts of ASU No. 2014-09, it currently believes the most significant areas potentially impacted by this new standard relate to its accounting for customer incentives and cooperative advertising. The Company expects to complete its evaluation of the impact of adopting ASU No. 2014-09 in 2017 and will provide further updates in future periods.

2. BUSINESS COMBINATIONS
The Elizabeth Arden Acquisition
On the September 7, 2016 Elizabeth Arden Acquisition Date, the Company completed the Elizabeth Arden Acquisition for a total cash purchase price of $1,034.3 million, pursuant to an agreement and plan of merger (the "Merger Agreement") by and among Revlon, Products Corporation, RR Transaction Corp. ("Acquisition Sub," then a wholly-owned subsidiary of Products Corporation), and Elizabeth Arden. On the Elizabeth Arden Acquisition Date, Elizabeth Arden merged (the “Merger”) with and into Acquisition Sub, with Elizabeth Arden surviving the Merger as a wholly-owned subsidiary of Products Corporation. Elizabeth Arden is a global prestige beauty products company with an iconic portfolio of brands that are highly complementary to the Company's existing brand portfolio and are sold worldwide. In North America, Elizabeth Arden’s principal customers include prestige retailers, specialty stores, the mass retail channel, distributors, department stores and other retailers, as well as direct sales to consumers via its Elizabeth Arden Red Door branded retail stores and ElizabethArden.com e-commerce business. Elizabeth Arden products are also sold through the Elizabeth Arden Red Door Spa beauty salons and spas. Internationally, Elizabeth Arden’s portfolio of owned and licensed brands is sold to perfumeries, boutiques, department stores, travel retailers and distributors.
Products Corporation financed the Elizabeth Arden Acquisition with the proceeds from (i) a 7-year $1,800.0 million senior secured term loan facility (the “2016 Term Loan Facility” and such agreement being the “2016 Term Loan Agreement”); (ii) $35.0 million of borrowings under a 5-year $400.0 million senior secured asset-based revolving credit facility (the “2016 Revolving Credit Facility” and such agreement being the “2016 Revolving Credit Agreement” and such facility, together with the 2016 Term Loan Facility, the “2016 Senior Credit Facilities” and such agreements being the "2016 Credit Agreements"); (iii) $450.0 million aggregate principal amount of Products Corporation’s 6.25% Senior Notes due 2024 (the “6.25% Senior Notes”); and (iv) approximately $126.7 million of cash on hand. Refer to Note 11, "Long-Term Debt" for further details related to financing the Elizabeth Arden Acquisition and related debt restructuring transactions.

The results of operations of Elizabeth Arden are included in the Company’s Consolidated Financial Statements commencing on the Elizabeth Arden Acquisition Date. For the net sales and segment profit related to Elizabeth Arden operations for the period

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

from the Elizabeth Arden Acquisition Date through December 31, 2016, refer to the Elizabeth Arden segment disclosure in Note 19, "Segment Data and Related Information."

For the year ended December 31, 2016 the Company incurred $40.7 million of acquisition and integration costs in the
Consolidated Statement of Operations and Comprehensive (Loss) Income, related to the Elizabeth Arden Acquisition, which consist of $19.3 million of acquisition costs and $21.4 million of integration costs. The acquisition costs primarily include legal and consulting fees to complete the Elizabeth Arden Acquisition. The integration costs consist of non-restructuring costs related to integrating Elizabeth Arden's operations into the Company's business.

Purchase Price of the Elizabeth Arden Acquisition
The components of the purchase price for the Elizabeth Arden Acquisition are as follows:

As of September 7, 2016
Purchase price of Elizabeth Arden common stock (1)	$431.5
Repayment of Elizabeth Arden senior notes (2)	350.0
Repayment of Elizabeth Arden revolving credit facility, including accrued interest (3)	142.5
Repayment of Elizabeth Arden Second lien credit facility, including accrued interest (3)	25.0
Repurchase of Elizabeth Arden preferred stock (4)	55.0
Payment of accrued interest and call premium on Elizabeth Arden Senior Notes (5)	27.4
Payment of Elizabeth Arden dividends payable at Elizabeth Arden Acquisition Date (6)	2.9
Total Purchase Price	$1,034.3

(1)
All of Elizabeth Arden’s issued and outstanding common stock was canceled and extinguished on the Elizabeth Arden Acquisition Date and converted into the right to receive $14.00 in cash, without interest, less any required withholding taxes, that was paid by Products Corporation upon the completion of the Elizabeth Arden Acquisition. The $431.5 million purchase price for Elizabeth Arden common stock included the settlement of all outstanding Elizabeth Arden stock options and all outstanding Elizabeth Arden restricted share units at the Elizabeth Arden Acquisition Date for a total cash payment of $11.1 million.

(2)
The purchase price included the repurchase of the entire $350.0 million aggregate principal amount outstanding of Elizabeth Arden’s 7.375% senior notes due 2021 (the “Elizabeth Arden Old Senior Notes”).

(3)
The purchase price includes the repayment of the entire $142.0 million aggregate principal amount of borrowings outstanding as of the Elizabeth Arden Acquisition Date under Elizabeth Arden’s $300.0 million revolving credit facility and the entire $25.0 million aggregate principal amount of borrowings outstanding as of the Elizabeth Arden Acquisition Date under Elizabeth Arden's second lien credit facility, each of which facilities were terminated as of the Elizabeth Arden Acquisition Date;

(4)
The purchase price includes $55.0 million that was paid to retire the entire $55.0 million liquidation preference of all of the issued and outstanding 50,000 shares of Elizabeth Arden preferred stock, par value $0.01 per share (the “Elizabeth Arden Preferred Stock”), which amount included a $5.0 million change of control premium.

(5)
Interest on the Elizabeth Arden Old Senior Notes accrued at a rate of 7.375% per annum and was payable semi-annually on March 15 and September 15 of every year. The approximately $12.3 million of accrued and unpaid interest was calculated based on 176 days of accrued interest as of the Elizabeth Arden Acquisition Date. Pursuant to the terms of the indenture governing the Elizabeth Arden Old Senior Notes, upon a change in control, such notes were subject to repurchase at a price equal to 103.69% of their principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of such repurchase. The repurchase of the Elizabeth Arden Old Senior Notes was consummated on October 7, 2016.

(6)	The purchase price includes the payment of approximately $2.9 million in accrued dividends payable at the Elizabeth Arden Acquisition Date to the holders of the Elizabeth Arden Preferred Stock.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Purchase Price Allocation
The Company accounted for the Elizabeth Arden Acquisition as a business combination during the third quarter of 2016 and, accordingly, the total consideration of $1,034.3 million has been preliminary recorded based on the respective estimated fair values of the net assets acquired on the Elizabeth Arden Acquisition Date with resulting goodwill, as follows:

	Amounts recognized at September 7, 2016 (Provisional)(a)	Measurement Period Adjustments	Amounts recognized at September 7, 2016 (Adjusted)
Cash	$41.1	$—	$41.1
Accounts Receivable	132.6	—	132.6
Inventories (b)	342.5	(19.2)	323.3
Prepaid expenses and other current assets	30.7	—	30.7
Property and equipment	91.2	—	91.2
Deferred taxes, net (c)	68.7	—	68.7
Intangible assets (d)	332.8	4.0	336.8
Goodwill	202.0	19.7	221.7
Other assets (e)	21.1	(4.5)	16.6
Total assets acquired	1,262.7	—	1,262.7
Accounts payable	(116.0)	—	(116.0)
Accrued expenses	(109.3)	—	(109.3)
Other long-term liabilities	(3.1)	—	(3.1)
Total liabilities acquired	(228.4)	—	(228.4)
Total consideration transferred	$1,034.3	$—	$1,034.3
(a) As previously reported in Revlon's third quarter 2016 Form 10-Q.

(b) The Measurement Period Adjustments to inventories during the three months ended December 31, 2016 relate to: (i) further evaluations of the inventory components at the Elizabeth Arden Acquisition Date, which resulted in a $16.6 million decrease in value of Elizabeth Arden's inventory on the Elizabeth Arden Acquisition Date; and (ii) a $2.6 million decrease in the step-up for the estimated fair value of Elizabeth Arden’s inventory, which was determined based upon the estimated selling price of the inventories less the remaining manufacturing and selling costs and normal profit margin on those manufacturing and selling efforts, based upon the adjusted acquisition date value. Following the Elizabeth Arden Acquisition, the step-up in fair value will increase cost of sales over approximately seven months, as the acquired inventory is sold. For 2016, the Company recognized a $20.7 million charge within cost of sales related to this step-up.

(c) Deferred tax assets acquired in the Elizabeth Arden Acquisition primarily relate to approximately $107.3 million of tax loss carryforwards which the Company preliminarily estimates it will be able to realize in future periods, of which $0.5 million are foreign and $106.8 million are domestic (federal).

(d) The Measurement Period Adjustments to intangible assets during the three months ended December 31, 2016 relate to a change in the fair value of acquired customer relationships and license agreement intangible assets, which increased the fair value of acquired customer relationship intangible assets by $6.0 million and decreased the fair value of acquired license agreement intangible assets by $2.0 million due to the decrease in the estimated fair value of Elizabeth Arden's inventory, as discussed above.

(e) The Measurement Period Adjustments to other assets during the three months ended December 31, 2016 relate to a change in assumptions used to calculate the fair value of Elizabeth Arden’s minority investment in Elizabeth Arden Salon-Holdings, Inc., an unrelated party whose subsidiaries operate the Elizabeth Arden Red Door Spas and the Mario Tricoci Hair Salons, which resulted in a decrease in the estimated fair value of the from $20.3 million to $16.2 million.

The fair values of the net assets acquired in the Elizabeth Arden Acquisition were based on management’s preliminary estimate of the respective fair values of Elizabeth Arden’s net assets. The estimated fair values of net assets and resulting goodwill are subject to the Company finalizing its analysis of the fair value of Elizabeth Arden’s assets and liabilities as of the Elizabeth Arden Acquisition Date and may be adjusted upon completion of such analysis. In addition, information unknown at the time of the Elizabeth Arden Acquisition could result in adjustments to the respective fair values and resulting goodwill within the year following the Elizabeth Arden Acquisition Date.

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

The estimated fair value of the accounts receivable acquired in the Elizabeth Arden Acquisition was determined to be $132.6 million. The gross amount due was $165.0 million and the Company estimates that approximately $32.4 million was uncollectible.

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

The intangible assets acquired in the Elizabeth Arden Acquisition based on the estimate of the fair values of the identifiable intangible assets are as follows:

	Amounts Recognized at September 7, 2016	Remaining Useful Life at the Elizabeth Arden Acquisition Date (in years)
Trademarks, indefinite-lived	$142.0	Indefinite
Trademarks, finite-lived	15.0	15.0
Technology	2.5	10.0
Customer relationships	123.0	16.0
License agreements	22.0	19.0
Distribution rights	31.0	18.0
Favorable lease commitments	1.3	3.0
Total acquired intangible assets	$336.8
The estimate of the fair values of acquired indefinite-lived and finite-lived trade names and technology IP was determined using a risk-adjusted discounted cash flow approach, specifically the relief-from-royalty method. The relief-from-royalty method requires identifying the hypothetical cash flows generated by an assumed royalty rate that a third party would pay to license the trade names and IP, and discounting them back to the Elizabeth Arden Acquisition Date. The royalty rate used in such valuation was based on a consideration of market rates for similar categories of assets. The indefinite-lived trade names includes the Elizabeth Arden brand trade name. The finite-lived trade names includes, among others, owned heritage fragrance trade names such as Curve, Halston and Giorgio Beverly Hills and the Prevage skin care brand.

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

There are significant judgments inherent in a discounted cash flow approach, including, selecting appropriate discount rates, hypothetical royalty rates and contributory asset capital charges; estimating the amount and timing of estimated future cash flows; and identifying appropriate terminal growth rate assumptions. The discount rates used in the discounted cash flow analyses are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.

The Company recorded a $60.2 million deferred tax liability related to the $336.8 million of acquired intangible assets outlined in the above table. This deferred tax liability represents the tax effect of the difference between the $336.8 million estimated assigned fair value of the intangible assets and the $148.6 million tax basis of such assets. The goodwill and intangibles acquired in the Elizabeth Arden Acquisition are not expected to be deductible for income tax purposes.

Goodwill of $221.7 million represents the excess of the purchase price paid by Products Corporation for the Elizabeth Arden Acquisition over the fair value of the identifiable net assets acquired by Products Corporation in the Elizabeth Arden Acquisition.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Factors contributing to the purchase price resulting in the recognition of goodwill include estimated annualized synergies and cost reductions, expanded category mix, channel diversification and a broader geographic footprint.

Unaudited Pro Forma Results

The following table presents the Company's pro forma consolidated net sales and income from continuing operations, before income taxes for the years ended December 31, 2016 and 2015, respectively. The unaudited pro forma results include the historical consolidated statements of operations of the Company and Elizabeth Arden, giving effect to the Elizabeth Arden Acquisition and related financing transactions as if they had occurred at the beginning of the earliest period presented. As stated below, the Company also acquired certain international Cutex businesses, which primarily operate in Australia and the U.K., and related assets ("Cutex International"); however the Company has not included the Cutex International results prior to its acquisition date in these pro forma results as the impact would not have been material to the Company's financial results.

	Unaudited Pro Forma Results
	Year Ended December 31,
	2016	2015
Net sales	$2,858.9	$2,863.5
Income (loss) from continuing operations, before income taxes	(6.7)	(65.6)

The pro forma results, prepared in accordance with U.S. GAAP, include the following pro forma adjustments related to the Elizabeth Arden Acquisition:

(i) as a result of a $38.0 million increase in the fair value of acquired inventory at the Elizabeth Arden Acquisition Date, the Company recognized a $20.7 million increase in the cost of sales during the year ended December 31, 2016 in the consolidated financial statements. The pro forma adjustments include an adjustment to reverse the $20.7 million recognized in the year ended December 31, 2016 within cost of sales because it will not have a recurring impact;

(ii) a pro forma increase in depreciation and amortization expense as a result of the preliminary fair value adjustments to property and equipment of $0.5 million and acquired finite-lived intangible assets of $0.8 million recorded in connection with the Elizabeth Arden Acquisition for the year ended December 31, 2016;

(iii) a pro forma decrease in depreciation and amortization expense as a result of the preliminary fair value adjustments to property and equipment of $6.1 million and acquired finite-lived intangible assets of $0.4 million recorded in connection with the Elizabeth Arden Acquisition for the year ended December 31, 2015;

(iv) the elimination of $68.0 million of acquisition and integration costs recognized by the Company and Elizabeth Arden during the year ended December 31, 2016; and

(v) a pro forma increase in interest expense and amortization of debt issuance costs, related to financing the Elizabeth Arden Acquisition and related debt restructuring transactions as summarized in the following table. Refer to Note 11, "Long-Term Debt," for further details on financing the Elizabeth Arden Acquisition and related debt refinancing transactions.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

	Year Ended December 31,
($ in millions)	2016(a)	2015
Interest Expense
Pro forma interest on 2016 Senior Credit Facilities and 6.25% Senior Notes	$105.3	$106.4
Reversal of Elizabeth Arden’s historical interest expense	(18.2)	(26.2)
Company historical interest expense, as reflected in the historical consolidated financial statements	(76.1)	(50.9)
Total Adjustment for Pro Forma Interest Expense	$11.0	$29.3
Debt issuance costs
Pro forma amortization of debt issuance costs	$6.1	$8.1
Company historical amortization of debt issuance costs, as reflected in the historical consolidated financial statements	(3.3)	(4.4)
Reversal of Elizabeth Arden’s historical amortization of debt issuance costs	(1.3)	(1.5)
Total Adjustment for Pro Forma Amortization of Debt Issuance Costs	$1.5	$2.2

(a) 2016 pro forma adjustments are for the period January 1, 2016 through the Elizabeth Arden Acquisition Date of September 7, 2016.

The unaudited pro forma results do not include: (1) any incremental revenue generation, synergies or cost reductions that may be achieved as a result of the Elizabeth Arden Acquisition; or (2) the impact of non-operating or non-recurring items directly related to the Elizabeth Arden Acquisition. In addition, the unaudited pro forma results do not purport to project the future consolidated operating results of the combined company.

The Cutex International Acquisition
On May 31, 2016 (the "Cutex International Acquisition Date"), the Company completed the acquisition of Cutex International from Coty Inc. (the "Cutex International Acquisition") for total cash consideration of $29.1 million. Following the Company's October 2015 acquisition of the Cutex business and related assets in the U.S. from Cutex Brands, LLC (the “Cutex U.S. Acquisition” and together with the Cutex International Acquisition, the "Cutex Acquisitions"), combined with other Cutex businesses that the Company acquired in 1998, the Cutex International Acquisition completed the Company's global consolidation of the Cutex brand, enhancing and complementing the Company's existing portfolio of nail care products. Cutex International's results of operations are included in the Company’s Consolidated Financial Statements commencing on the Cutex International Acquisition Date. Pro forma results of operations have not been presented, as the impact of the Cutex International Acquisition on the Company’s consolidated financial results is not material.
The Company accounted for the Cutex International Acquisition as a business combination in the second quarter of 2016. The table below summarizes the allocation of the total consideration of $29.1 million paid on the Cutex International Acquisition Date, as well as adjustments that have been made to the preliminary estimate of fair values during the third quarter of 2016:

	Amounts Recognized at May 31, 2016 (Provisional) (a)	Measurement Period Adjustments	Amounts Recognized at May 31, 2016 (Adjusted)
Inventory	$0.8	$—	$0.8
Purchased Intangible Assets (b)	19.7	(2.5)	17.2
Goodwill	8.6	2.5	11.1
Total consideration transferred	$29.1	$—	$29.1

(a) As previously reported in Revlon's second quarter 2016 Form 10-Q.

(b) Purchased intangible assets include customer networks fair valued at $11.9 million and intellectual property fair valued at $0.8 million, which are amortized over useful lives of 15 and 10 years, respectively, and indefinite lived trade names fair valued at $4.5 million.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

As part of the Cutex International Acquisition, the Company reacquired the Cutex trade name from Coty, under an assignment of a license agreement which had previously provided Coty with an exclusive right to manufacture, market and sell Cutex branded products for an initial term and perpetual automatic 20-year renewals. Based on the terms and conditions of the existing license agreement and other factors, the Cutex trade name was assigned an indefinite-life and, therefore, will not be amortized.
In determining the estimated fair values of net assets acquired and resulting goodwill related to the Cutex International Acquisition, the Company considered, among other factors, the analysis of Cutex International's historical financial performance and an estimate of the future performance of the acquired business, as well as the intended use of the acquired assets. Factors contributing to the purchase price resulting in the recognition of goodwill include the anticipated benefits that the Company expects to achieve through the expansion of its nail product portfolio. Neither the intangible assets nor goodwill acquired in the Cutex International Acquisition are deductible for income tax purposes.

Acquisitions Completed in 2015
The Company completed the following acquisitions during 2015:

	Purchase Consideration	Total Net Assets Acquired	Purchased Intangible Assets	Goodwill
CBBeauty Group (1)	$33.9	$2.3	$12.1	$19.5
American Crew and Revlon Professional Distribution Rights - Australia (2)	4.4	1.4	2.9	—
Cutex U.S. (3)	14.4	1.0	5.2	8.2
Total	$52.7	$4.7	$20.2	$27.7

(1)
In April 2015, the Company completed the acquisition of the CBBeauty Group and certain of its related entities, (collectively "CBB" and such transaction, the "CBB Acquisition") for total cash consideration of $48.6 million. On the CBB acquisition date, the Company used cash on hand to pay 70% of the total cash consideration, or $33.9 million, net of certain measurement period adjustments. The remaining $14.0 million of the total cash consideration was payable in equal installments over 4 years from the CBB acquisition date. The first installment was paid in April 2016 and the remaining installments have been recorded as a component of SG&A expenses ratably over the remaining 3-year installment period. Purchased intangible assets include customer networks valued at $7.0 million, distribution rights valued at $3.5 million and trade names valued at $1.6 million, with weighted average remaining useful lives at the CBB acquisition date of 14, 5 and 8 years, respectively. (See Note 8, “Goodwill and Intangible Assets, Net,” for discussion of the non-cash impairment charge recorded in 2016 in connection with CBB).

(2)
In March 2015, the Company re-acquired rights to distribute its American Crew and Revlon Professional brands in Australia. The Company acquired customer relationships valued at $2.9 million, with weighted average remaining useful lives of 10 years.

(3)
In October 2015, the Company completed the Cutex U.S. Acquisition. The Company acquired inventory at fair value of approximately $1.0 million, trade names valued at $3.6 million and customer relationships valued at $1.6 million, with weighted average remaining useful lives of 10 years. In August of 2016, the Company recorded an additional $6.3 million as a component of goodwill related to purchase price adjustments following the completion of the Cutex U.S. Acquisition.

The results of operations of these acquisitions are included in the Company's statement of operations commencing on each respective acquisition date. The results of operations of the CBB business are included within the Other segment. The American Crew and Revlon Professional distribution rights acquisition is included within the Company's Professional segment and the Cutex U.S. Acquisition is included within the Company's Consumer segment. The results of operations of these acquisitions did not have a material impact on the Company's results of operations for 2016 and 2015.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

3. RESTRUCTURING CHARGES
EA Integration Restructuring Program
In December 2016, in connection with integrating the Elizabeth Arden and Revlon organizations, the Company determined to begin the process of implementing certain integration activities, including consolidating offices, eliminating certain duplicative activities and streamlining back-office support (the “EA Integration Restructuring Program”). The EA Integration Restructuring Program are designed to reduce the Company’s SG&A expenses. As a result of the EA Integration Restructuring Program, the Company expects to eliminate approximately 350 positions worldwide.
In connection with implementing the EA Integration Restructuring Program, the Company expects to recognize approximately $65 million to $75 million of total pre-tax restructuring charges (the “EA Integration Restructuring Charges”), consisting of: (i) approximately $40 million to $50 million of employee-related costs, including severance, retention and other contractual termination benefits; (ii) approximately $15 million of lease termination costs; and (iii) approximately $10 million of other related charges.

A summary of the restructuring and related charges incurred through December 31, 2016 in connection with the EA Integration Restructuring Program is presented in the following table:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Other	Total Restructuring Charges	Inventory Adjustments (a)	Other Related Charges(b)	Total Restructuring and Related Charges
Charges incurred through December 31, 2016	$31.5	$0.2	$31.7	$0.5	$2.3	$34.5

(a) Inventory adjustments are recorded within cost of sales in the Company’s Consolidated Statement of Operations and Comprehensive (Loss) Income.

(b) Other restructuring related charges are recorded within SG&A in the Company’s Consolidated Statement of Operations and Comprehensive (Loss) Income.

Of the $31.7 million of EA Integration Restructuring Charges recognized in 2016, $6.5 million related to the Elizabeth Arden segment, $5.6 million related to the Professional segment, $4.2 million related to the Consumer Segment and the remaining charges of $15.4 million were included in unallocated corporate expenses.

The Company expects that cash payments will total approximately $65 million to $75 million in connection with the EA Integration Restructuring Charges, with approximately $30 million to $40 million expected to be paid in 2017, and the remaining balance to be substantially paid by the end of 2020.

2015 Efficiency Program
In September 2015, the Company initiated certain restructuring actions to drive certain organizational efficiencies across the Company's Consumer and Professional segments (the "2015 Efficiency Program"). These actions, which commenced during 2015 and are planned to occur through 2017, are expected to reduce general and administrative expenses within the Consumer and Professional segments. Of the $1.3 million of restructuring and related charges recognized in 2016 for the 2015 Efficiency Program, $0.4 million related to the Consumer segment and $0.5 million related to the Professional segment, with the remaining charges included within unallocated corporate expenses.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

A summary of the restructuring and related charges incurred through December 31, 2016 in connection with the 2015 Efficiency Program is presented in the following table:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Other	Total Restructuring Charges
Charges incurred through December 31, 2015	$9.4	$0.1	$9.5
Charges incurred through December 31, 2016	0.6	0.7	1.3
Cumulative charges incurred through December 31, 2016	$10.0	$0.8	$10.8
Total expected charges	$10.0	$2.2	$12.2

Of the cumulative $10.8 million of restructuring and related charges recognized through 2016 related to the 2015 Efficiency Program, $6.4 million related to the Consumer segment, $3.7 million related to the Professional segment and the remaining charges related to unallocated corporate expenses.
The Company expects that cash payments will total approximately $12 million in connection with the 2015 Efficiency Program, including $0.2 million for capital expenditures (which capital expenditures are excluded from total restructuring and related charges expected to be recognized for the 2015 Efficiency Program), of which $3.3 million was paid in 2016 and $2.8 million was paid in 2015. The remaining balance is expected to be paid in 2017.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Restructuring Reserve
The related liability balance and activity for each of the Company's restructuring programs are presented in the following table:

				Utilized, Net
	Balance Beginning of Year	(Income) Expense, Net	Foreign Currency Translation	Cash	Non-cash	Balance End of Period
2016
EA Integration Restructuring Program:(a)
Employee severance and other personnel benefits	$—	$31.5	$—	$—	$—	$31.5
Other	—	3.0	—	—	—	3.0
2015 Efficiency Program:
Employee severance and other personnel benefits	6.6	0.6	—	(2.7)	—	4.5
Other	0.1	0.7	—	(0.6)	—	0.2
2014 Integration Program:(b)
Employee severance and other personnel benefits	0.8	—	—	(0.8)	—	—
Other	0.1	—	—	(0.1)	—	—
December 2013 Program:(c)
Employee severance and other personnel benefits	1.2	—	—	—	—	1.2
Other	—	—	—	—	—	—
Other immaterial actions: (d)
Employee severance and other personnel benefits	2.3	2.1	—	(3.0)	—	1.4
Other	0.7	1.5	—	(1.5)	0.3	1.0
Total restructuring reserve	$11.8	$39.4	$—	$(8.7)	$0.3	$42.8

2015
2015 Efficiency Program:
Employee severance and other personnel benefits	$—	$9.4	$—	$(2.8)	$—	$6.6
Other	—	0.1	—	—	—	0.1
2014 Integration Program:
Employee severance and other personnel benefits	9.6	(3.4)	(0.2)	(5.2)	—	0.8
Other	0.1	0.6	—	(0.6)	—	0.1
December 2013 Program:
Employee severance and other personnel benefits	1.2	—	—	—	—	1.2
Other	—	—	—	—	—	—
Other immaterial actions:
Employee severance and other personnel benefits	3.1	1.7	(0.1)	(2.4)	—	2.3
Other	—	2.1	—	(1.4)	—	0.7
Total restructuring reserve	$14.0	$10.5	$(0.3)	$(12.4)	$—	$11.8

(a) Includes $2.8 million in charges related to inventory adjustments and other restructuring related charges that are reflected within cost of sales and SG&A, respectively, in the Company’s 2016 Consolidated Statement of Operations and Comprehensive (Loss) Income.

(b) Following Products Corporation's October 2013 acquisition of The Colomer Group Participations, S.L. ("Colomer" and the "Colomer Acquisition"), the Company implemented actions to integrate Colomer's operations into the Company's business which reduced costs across the Company's businesses and generated synergies and operating efficiencies within the Company's global supply chain and consolidated offices and back office support (all such actions, together, the "2014 Integration Program"). The 2014 Integration Program was substantially completed as of December 31, 2015.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(c) In December 2013, the Company announced restructuring actions that primarily included exiting its direct manufacturing, warehousing and sales business operations in mainland China within the Consumer segment (the "December 2013 Program"). The December 2013 Program resulted in the elimination of approximately 1,100 positions in 2014, primarily in China.

(d) Includes $2.6 million in charges related to the program that Elizabeth Arden commenced prior to the Elizabeth Arden Acquisition to further align their organizational structure and distribution arrangements for the purpose of improving its go-to-trade capabilities and execution and to streamline their organization (the "Elizabeth Arden 2016 Business Transformation Program").

At December 31, 2016 and 2015, all of the restructuring reserve balances were included within accrued expenses and other in the Company's Consolidated Balance Sheets.

4. DISCONTINUED OPERATIONS
On December 30, 2013, the Company announced that it was implementing the December 2013 Program, which primarily included exiting its direct manufacturing, warehousing and sales business operations in mainland China within the Consumer segment.
The results of the China discontinued operations are included within Loss from discontinued operations, net of taxes, and relate entirely to the Consumer segment. The summary comparative financial results of discontinued operations are as follows:

	Year Ended December 31,
	2016	2015	2014
Net sales (a)	$—	$—	$2.6
(Loss) income from discontinued operations, before taxes	(4.9)	(3.2)	1.5
Provision for income taxes	—	—	0.2
(Loss) income from discontinued operations, net of taxes	(4.9)	(3.2)	1.3
(a) Net sales during 2014 include favorable adjustments to sales returns related to the Company's exit of its direct manufacturing, warehousing and sales business operations in mainland China within the Consumer segment.

Assets and liabilities of the China discontinued operations included in the Consolidated Balance Sheets consist of the following:

	December 31,
	2016	2015
Cash and cash equivalents	$1.7	$2.0
Trade receivables, net	0.2	0.2
Total current assets	1.9	2.2
Total assets	$1.9	$2.2

Accounts payable	$0.5	$0.7
Accrued expenses and other	3.3	3.6
Total current liabilities	3.8	4.3
Total liabilities	$3.8	$4.3

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

5. INVENTORIES

	December 31,
	2016	2015
Raw materials and supplies	$72.9	$58.2
Work-in-process	33.5	8.3
Finished goods	318.2	117.3
	$424.6	$183.8

6. PREPAID EXPENSES AND OTHER

	December 31,
	2016	2015
Prepaid expenses	$34.6	$18.2
Other	50.3	35.1
	$84.9	$53.3

7. PROPERTY, PLANT AND EQUIPMENT

	December 31,
	2016	2015
Land and improvements	$10.4	$10.7
Building and improvements	88.6	84.7
Machinery, equipment and capital leases	243.3	213.0
Office furniture, fixtures and capitalized software	122.7	118.1
Counters and trade fixtures	60.8	—
Leasehold improvements	46.0	29.0
Construction-in-progress	53.4	31.5
Property, plant and equipment, gross	625.2	487.0
Accumulated depreciation and amortization	(304.7)	(271.7)
Property, plant and equipment, net	$320.5	$215.3
Depreciation and amortization expense for 2016, 2015 and 2014 was $45.0 million, $37.0 million and $36.9 million, respectively.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

8. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill

The following table presents the changes in goodwill by segment during each of 2016 and 2015:

	Consumer	Professional	Elizabeth Arden	Other	Total
Balance at January 1, 2015	$217.9	$246.2	$—	$—	$464.1
Goodwill acquired (a)	1.9	—	—	19.5	21.4
Foreign currency translation adjustment	—	(5.5)	—	(0.6)	(6.1)
Goodwill impairment charge	(9.7)	—	—	—	(9.7)
Balance at December 31, 2015	$210.1	$240.7	$—	$18.9	$469.7
Goodwill acquired (b)	17.4	—	221.7	—	239.1
Foreign currency translation adjustment	—	(0.4)	—	(2.2)	(2.6)
Goodwill impairment charge	—	—	—	(16.7)	(16.7)
Balance at December 31, 2016	$227.5	$240.3	$221.7	$—	$689.5

Cumulative goodwill impairment charges	$(9.7)	$—	$—	$(16.7)	$(26.4)
(a) The goodwill acquired during 2015 relates to: (i) $19.5 million of goodwill acquired in the CBB Acquisition, which was assigned to the Company's Other segment; and (ii) $1.9 million of goodwill acquired in the Cutex U.S. Acquisition. See Note 2, "Business Combinations," for further discussion of the Cutex U.S. and CBB acquisitions.
(b) The goodwill acquired during 2016 relates to: (i) $221.7 million of goodwill acquired in the Elizabeth Arden Acquisition; and (ii) $17.4 million of goodwill acquired in the Cutex Acquisitions. See Note 2, "Business Combinations," for further discussion of the Elizabeth Arden Acquisition and Cutex International Acquisition.
For 2016, in assessing whether goodwill was impaired in connection with its annual impairment test performed during the fourth quarter of 2016 using October 1st, 2016 carrying values, the Company performed qualitative assessments to determine whether it would be necessary to perform the two-step process, as prescribed by ASC 350, Intangibles - Goodwill and Other, to assess the Company's indefinite-lived intangible assets for indicators of impairment. In performing the qualitative assessments, the Company considered the results of the step one test performed in 2015 and the financial performance of the Revlon, Almay and Other and Professional reporting units. Based upon such assessment, the Company determined that it is more likely than not that the fair values of these two reporting units exceeded their carrying amounts for 2016.
However, for 2016, the Company determined that it would utilize the two-step process to test the Global Color Brands and Other reporting units for impairment. In the first step of this test, the Company compared the fair values of the GCB and Other reporting units, determined based upon discounted estimated future cash flows, to the carrying amounts of each reporting unit, including goodwill. Where the fair value of such reporting unit exceeded the carrying amounts, no further impairment testing was required and no impairment loss was indicated, which was the result for the GCB step one test. The results of the step one test indicated that impairment indicators may have existed for the Company's Other reporting unit due to the termination of certain fragrance licenses that were not replaced, and accordingly, the Company performed step two of the goodwill impairment test for the Other reporting unit.
In the second step, the Company measured the potential impairment of its Other reporting unit by comparing the implied fair value of the Other reporting unit’s goodwill with the carrying amount of its goodwill at October 1, 2016. The implied fair value of the Other reporting unit's goodwill was determined in the same manner as the amount of goodwill recognized in a business combination, where the estimated fair value of the Other reporting unit was allocated to all the assets and liabilities of that reporting unit (including both recognized and unrecognized intangible assets) as if the Other reporting unit had been acquired in a business combination and the estimated fair value of the Other reporting unit was the purchase price paid. When the carrying amount of the reporting unit's goodwill is greater than the implied fair value of that reporting unit's goodwill, an impairment loss is recognized within operations. The Company determined the fair value of the Other reporting unit using discounted estimated future cash flows. The weighted average cost of capital used in testing the Other reporting unit for impairment was 23.0% with a perpetual growth rate of 2.0%. As a result of this annual impairment test, the Company recognized an aggregate $16.7 million non-cash goodwill impairment charge related to the Other reporting unit in the fourth quarter of 2016. Following the recognition of this non-cash goodwill impairment charge, the Other reporting unit had no remaining goodwill as of December 31, 2016.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

For 2015, the Company utilized the two-step process in assessing whether goodwill was impaired for each of the Company's four reporting units. As a result of the annual impairment testing for 2015, the Company recognized a $9.7 million non-cash goodwill impairment charge related to the GCB reporting unit in the fourth quarter of 2015.
The Company did not record any impairment of goodwill during the year ended December 31, 2014 as a result of its annual impairment testing.

Intangible Assets, Net

The following tables present details of the Company's total intangible assets:

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and Licenses	$177.9	$(47.9)	$130.0	13
Customer relationships	247.6	(30.1)	217.5	14
Patents and Internally-Developed IP	20.3	(6.1)	14.2	8
Distribution rights	31.0	(0.5)	30.5	18
Other	1.3	(0.2)	1.1	3
Total finite-lived intangible assets	$478.1	$(84.8)	$393.3

Indefinite-lived intangible assets:
Trade Names	$243.3	$—	$243.3
Total indefinite-lived intangible assets	$243.3	$—	$243.3

Total intangible assets	$721.4	$(84.8)	$636.6

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and Licenses	$145.0	$(36.0)	$109.0	15
Customer relationships	118.8	(20.5)	98.3	16
Patents and Internally-Developed IP	16.8	(4.0)	12.8	10
Distribution rights	3.5	(0.6)	2.9	5
Total finite-lived intangible assets	$284.1	$(61.1)	$223.0

Indefinite-lived intangible assets:
Trade Names	$95.0	$—	$95.0
Total indefinite-lived intangible assets	$95.0	$—	$95.0

Total intangible assets	$379.1	$(61.1)	$318.0

Amortization expense for finite-lived intangible assets was $27.5 million, $22.4 million and $21.3 million for 2016, 2015 and 2014, respectively.
The Company reviews finite-lived intangible assets for impairment whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares the current carrying values of the intangible assets to the undiscounted pre-tax cash flows expected to result from the use of the assets. Based upon the results of the annual goodwill impairment testing for the Other reporting unit during 2016, the Company performed an impairment review of the finite-lived intangible assets acquired as part of the 2015 CBB Acquisition. As a result of this review, the Company recognized during the

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

fourth quarter of 2016 within the Other reporting unit $4.2 million, $2.0 million and $0.5 million of non-cash impairment charges as a result of the change in the fair value of customer relationships, distribution rights and trade names, respectively, in the aggregate amount of $6.7 million. For the year ended December 31, 2016, no impairment was recognized related to the carrying value of any other finite- or indefinite-lived intangible assets. The Company did not recognize any impairment charges related to the carrying value of identifiable intangible assets in 2015 or 2014.

The following table reflects the estimated future amortization expense, a portion of which is subject to exchange rate fluctuations, for the Company's finite-lived intangible assets as of December 31, 2016:

Estimated Amortization Expense
2017	$34.1
2018	33.2
2019	30.6
2020	29.8
2021	28.7
Thereafter	236.9
Total	$393.3

9. ACCRUED EXPENSES AND OTHER

	December 31, 2016	December 31, 2015
Compensation and related benefits	75.8	75.6
Advertising and promotional costs	66.7	38.4
Sales returns and allowances	51.9	61.1
Taxes	39.0	20.8
Restructuring reserve	38.0	11.8
Interest	24.4	12.4
Other	86.9	52.3
	$382.7	$272.4

10. SHORT-TERM BORROWINGS
Products Corporation had outstanding short-term borrowings (excluding borrowings under the 2016 Senior Credit Facilities for 2016, and the Old Term Loan Facility (as hereinafter defined) for 2015, which are reflected in Note 11, "Long-Term Debt"), aggregating to $10.8 million and $11.3 million at December 31, 2016 and 2015, respectively. The weighted average interest rate on these short-term borrowings outstanding at December 31, 2016 and 2015 was 5.0% and 4.9%, respectively.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

11. LONG-TERM DEBT

	December 31, 2016	December 31, 2015
2016 Term Loan Facility: 2016 Term Loan due 2023, net of discounts and debt issuance costs (see (a) below)	$1,747.8	$—
Old Term Loan Facility: Old Acquisition Term Loan due 2019, net of discounts and debt issuance costs (i)	—	662.1
Old Term Loan Facility: 2011 Term Loan due 2017, net of discounts and debt issuance costs (i)	—	658.5
2016 Revolving Credit Facility, due 2021 (see (b) below)	—	—
6.25% Senior Notes due 2024, net of debt issuance costs (see (c) below)	439.1	—
5.75% Senior Notes due 2021, net of debt issuance costs (see (d) below)	493.8	492.5
Spanish Government Loan due 2025	0.5	0.6
	2,681.2	1,813.7
Less current portion (ii)	(18.1)	(30.0)
	$2,663.1	$1,783.7

(i) The Old Term Loan Facility, which was in place as of December 31, 2015, was comprised of: (i) the term loan due November 19, 2017 in the original aggregate amount of $675.0 million (the "2011 Term Loan"); and (ii) the term loan due October 8, 2019 in the original aggregate amount of $700.0 million (the "Old Acquisition Term Loan") which, respectively, had $651.4 million and $658.6 million in aggregate principal balance outstanding upon their complete refinancing on the September 7, 2016 Elizabeth Arden Acquisition Date (together, the "Old Term Loan Facility" and the "Old Term Loan Agreement," respectively). In connection with the Elizabeth Arden Acquisition and related financing transactions, the Old Term Loan Facility was completely refinanced and terminated on the Elizabeth Arden Acquisition Date. See below for 2016 debt-related transactions.
(ii) At December 31, 2016, the Company classified $18.1 million as the current portion of long-term debt, comprised primarily of $18.0 million of amortization payments on the 2016 Term Loan Facility scheduled to be paid over the next four calendar quarters. At December 31, 2015, the Company classified $30.0 million as the current portion of long-term debt, which was comprised of (a) a $23.2 million required “excess cash flow” prepayment (as defined under the Old Term Loan Agreement, as hereinafter defined) that was paid on February 29, 2016, and (b) the Company’s regularly scheduled $1.7 million quarterly principal amortization payments under the Old Term Loan Facility due in 2016.

The Company completed the following debt transactions during 2016 and 2015.

2016 Debt-Related Transactions

In connection with and substantially concurrently with closing the Elizabeth Arden Acquisition, Products Corporation entered into the 2016 Term Loan Facility and the 2016 Revolving Credit Facility (together the "2016 Senior Credit Facilities"). Additionally, as part of financing the Elizabeth Arden Acquisition, in August 2016 Products Corporation completed the issuance of $450.0 million aggregate principal amount of its 6.25% Senior Notes (the “6.25% Senior Notes Offering”), which funds were released from escrow (the “Escrow Release”) on the Elizabeth Arden Acquisition Date. In connection with entering into the 2016 Senior Credit Facilities, Products Corporation maintained on the 2016 Term Loan Facility its existing floating-to-fixed 2013 Interest Rate Swap (as hereinafter defined) based on a notional amount of $400 million that previously applied to Products Corporation’s Old Acquisition Term Loan, which loan was refinanced in full in connection with Products Corporation's consummation of the 2016 Senior Credit Facilities and the 6.25% Senior Notes Offering. The proceeds of Products Corporation's 6.25% Senior Notes Offering and the 2016 Term Loan Facility, together with approximately $35.0 million of borrowings under the 2016 Revolving Credit Facility, and approximately $126.7 million of cash on hand, were used to: (A) fund the Elizabeth Arden Acquisition, including: (i) repurchasing the entire $350.0 million aggregate principal amount then-outstanding of the Elizabeth Arden Old Senior Notes; (ii) repaying the entire $142.0 million aggregate principal amount of borrowings outstanding as of the Elizabeth Arden Acquisition Date under Elizabeth Arden’s $300.0 million revolving credit facility (which facility was terminated upon such repayment); (iii) repaying the entire $25.0 million aggregate principal amount of borrowings outstanding as of the Elizabeth Arden Acquisition Date under Elizabeth Arden's second lien credit facility (which facility was terminated upon such repayment); and (iv) retiring the entire $55.0 million liquidation preference of all 50,000 shares of Elizabeth Arden's issued and outstanding preferred stock, which amount included a $5.0 million change of control premium; and (B) to completely refinance and repay all of the $651.4 million in aggregate principal balance outstanding under Products Corporation’s then-existing 2011 Term Loan and all of the $658.6 million in aggregate principal balance outstanding under Products Corporation’s Old Acquisition Term Loan (each of which facilities were terminated upon such prepayment). The Company

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

did not incur any material early termination penalties in connection with repaying such facilities and preferred stock. See below for a summary description of the agreements governing the 2016 Senior Credit Facilities and 6.25% Senior Notes.

Amended Term Loan Facility - Excess Cash Flow Payment
In February 2016, Products Corporation prepaid $23.2 million of indebtedness, then outstanding under its Old Term Loan Facility, representing 50% of its 2015 “excess cash flow” as defined by, and required under, Old Term Loan Agreement. The prepayment was applied on a ratable basis between the principal amounts outstanding under the 2011 Term Loan and the Old Acquisition Term Loan. The amount of the prepayment that was applied to the 2011 Term Loan reduced the principal amount outstanding by $11.5 million to $651.4 million (as all amortization payments under the 2011 Term Loan had been paid). The $11.7 million that was applied to the Old Acquisition Term Loan reduced Products Corporation's future annual amortization payments under such loan on a ratable basis from $6.9 million prior to the prepayment to $6.8 million after giving effect to the prepayment and through its maturity on October 8, 2019. The 2011 Term Loan and Old Acquisition Term Loan were completely refinanced and terminated in connection with financing the Elizabeth Arden Acquisition.

2015 Debt Related Transaction
Old Term Loan Facility - Excess Cash Flow Payment
In March 2015, Products Corporation prepaid $24.6 million of indebtedness then outstanding under its Old Term Loan Facility, representing 50% of its 2014 “excess cash flow” as defined by, and as required under, the Old Term Loan Agreement. The prepayment was applied on a ratable basis between the principal amounts then outstanding under the 2011 Term Loan and the Old Acquisition Term Loan. The amount of the prepayment that was applied to the 2011 Term Loan reduced the principal amount then outstanding by $12.1 million to $662.9 million (as all amortization payments under the 2011 Term Loan had been paid). The $12.5 million that was applied to the Old Acquisition Term Loan reduced Products Corporation's future regularly scheduled quarterly amortization payments under the Old Acquisition Term Loan on a ratable basis from $1.8 million prior to the prepayment to $1.7 million after giving effect to the prepayment. The 2011 Term Loan and Old Acquisition Term Loan were completely refinanced and terminated in connection with financing the Elizabeth Arden Acquisition.

Long-Term Debt Agreements

(a) 2016 Term Loan Facility
Principal and Maturity: On the Elizabeth Arden Acquisition Date, Products Corporation entered into the 2016 Term Loan Agreement, for which Citibank, N.A. acts as administrative and collateral agent and which has an initial aggregate principal amount of $1,800.0 million and matures on the earlier of: (x) the seventh anniversary of the Elizabeth Arden Acquisition Date and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes due 2021 (the "5.75% Senior Notes”) if, on that date (and solely for so long as), (i) any of Products Corporation's 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of the then outstanding 5.75% Senior Notes by at least $200.0 million.  The loans under the 2016 Term Loan Facility were borrowed at an original issue discount of 0.5% to their principal amount. The 2016 Term Loan Facility may be increased by an amount equal to the sum of (x) the greater of $450.0 million and 90% of Products Corporation’s pro forma consolidated EBITDA, plus (y) an unlimited amount to the extent that (1) the first lien leverage ratio (defined as the ratio of Products Corporation’s net senior secured funded debt that is not junior or subordinated to the liens of the Senior Facilities to EBITDA) is less than or equal to 3.5 to 1.0 (for debt secured pari passu with the 2016 Term Loan Facility) or (2) the secured leverage ratio (defined as the ratio of Products Corporation’s net senior secured funded debt to EBITDA) is less than or equal to 4.25 to 1.0 (for junior lien or unsecured debt), plus (z) up to an additional $400.0 million if the 2016 Revolving Credit Facility has been repaid and terminated.

Guarantees and Security: Products Corporation and the restricted subsidiaries under the 2016 Term Loan Facility, which include Products Corporation’s domestic subsidiaries, including Elizabeth Arden and its domestic subsidiaries (collectively, the “Restricted Group”), are subject to the covenants under the 2016 Term Loan Agreement.  The 2016 Term Loan Facility is guaranteed by each of Products Corporation's existing and future direct or indirect wholly-owned domestic restricted subsidiaries (subject to various exceptions), as well as by Revlon, on a limited recourse basis.  The obligations of Revlon, Products Corporation and the subsidiary guarantors under the 2016 Term Loan Facility are secured by pledges of the equity of Products Corporation held by Revlon and the equity of the Restricted Group held by Products Corporation and each subsidiary guarantor (subject to certain exceptions, including equity of first-tier foreign subsidiaries in excess of 65% of the voting equity interests of such entity) and by substantially all tangible and intangible personal and real property of Products Corporation and the subsidiary guarantors (subject to certain exclusions).  The obligors and guarantors under the 2016 Term Loan Facility and the 2016 Revolving Credit Facility are identical.  The liens

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

securing the 2016 Term Loan Facility on the accounts, inventory, equipment, chattel paper, documents, instruments, deposit accounts, real estate and investment property and general intangibles (other than intellectual property) related thereto (the “Revolving Facility Collateral”) rank second in priority to the liens thereon securing the 2016 Revolving Credit Facility.  The liens securing the 2016 Term Loan Facility on all other property, including capital stock, intellectual property and certain other intangible property (the “Term Loan Collateral”), rank first in priority to the liens thereon securing the 2016 Revolving Credit Facility, while the liens thereon securing the 2016 Revolving Credit Facility rank second in priority to the liens thereon securing the 2016 Term Loan Facility.

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

Prepayments: The 2016 Term Loan Facility is subject to mandatory prepayments from: (i) the net proceeds from the issuance by Products Corporation or any of its restricted subsidiaries of certain additional debt; (ii) commencing with the excess cash flow calculation with respect to fiscal year ending December 31, 2017, 50% of excess cash flow, with step-downs to 25% and 0% upon achievement of certain first lien leverage ratios and reduced by voluntary prepayments of loans under the 2016 Term Loan Facility and revolving loans under the 2016 Revolving Credit Facility to the extent commitments thereunder are permanently reduced; and (iii) asset sale proceeds of certain non-ordinary course asset sales or other dispositions of property that have not been reinvested to the extent in excess of certain minimum amounts. Products Corporation may voluntarily prepay the 2016 Term Loan Facility without premium or penalty unless Products Corporation prepays a term loan within six months after the Elizabeth Arden Acquisition Date in connection with a repricing transaction (in which case a 1.00% premium is payable).

During 2016, the Company incurred approximately $45.2 million of fees and expenses in connection with consummating the 2016 Term Loan Facility, of which $39.3 million were capitalized and are being amortized over the remaining term of the 2016 Term Loan Credit Facility using the effective interest method. The Company expensed the remaining $5.9 million of fees and expenses and wrote-off $10.9 million of unamortized debt discount and deferred financing costs related to the Old Term Loan Facility. These amounts, totaling $16.8 million, were recognized within loss on early extinguishment of debt in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income for the year ended December 31, 2016.

(b) 2016 Revolving Credit Facility
Principal and Maturity: On the Elizabeth Arden Acquisition Date, Products Corporation entered into the 2016 Revolving Credit Agreement, for which Citibank, N.A. acts as administrative agent and collateral agent. The 2016 Revolving Credit Facility has an initial maximum availability of $400.0 million (with a $100.0 million sublimit for letters of credit and up to $70.0 million available for swing line loans), which availability is subject to the amount of the borrowing base.  The 2016 Revolving Credit Facility may be increased by the greater of (x) $50.0 million and (y) the excess of the borrowing base over the amounts of then-effective commitments.  The 2016 Revolving Credit Facility permits certain non-U.S. subsidiaries to borrow in local currencies. The borrowing base calculation under the 2016 Revolving Credit Facility is based on the sum of: (i) 85% of eligible accounts receivable; (ii) the lesser of 85% of the net orderly liquidation value and a percentage of the value specified in respect of different types of eligible inventory; (iii) qualified restricted cash (capped at $75.0 million); and (iv) a temporary increase amount between August 15 and October 31 of each year, which are collectively subject to certain availability reserves set by the administrative agent. The 2016 Revolving Credit Facility matures on the earlier of: (x) the fifth anniversary of the Elizabeth Arden Acquisition Date; and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes if, on that date (and solely for so long as), (i) any of Products Corporation’s 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of the then outstanding 5.75% Senior Notes by at least $200.0 million.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Guarantees and Security: The Restricted Group under the 2016 Revolving Credit Agreement (which is the same as the Restricted Group under the 2016 Term Loan Agreement) is subject to the covenants under the 2016 Revolving Credit Agreement.  The 2016 Revolving Credit Facility is guaranteed by each of Products Corporation's existing and future direct or indirect wholly-owned domestic restricted subsidiaries (subject to various exceptions), as well as by Revlon on a limited recourse basis.  The obligations of Revlon, Products Corporation and the subsidiary guarantors under the 2016 Revolving Credit Facility are secured by pledges of the equity of Products Corporation held by Revlon and the equity of Products Corporation’s restricted subsidiaries held by Products Corporation and each subsidiary guarantor (subject to certain exceptions, including equity of first-tier foreign subsidiaries in excess of 65% of the voting equity interests of such entity) and by substantially all tangible and intangible personal and real property of Products Corporation and the subsidiary guarantors (subject to certain exclusions).  The obligors and guarantors under the 2016 Revolving Credit Facility and the 2016 Term Loan Facility are identical.  The liens on the 2016 Revolving Facility Collateral securing the 2016 Revolving Credit Facility rank first in priority to the liens thereon securing the 2016 Term Loan Facility, which rank second in priority on such collateral.  The liens on the Term Loan Collateral securing the 2016 Revolving Credit Facility rank second in priority to the liens thereon securing the 2016 Term Loan Facility, which rank first in priority on such collateral.

Interest and Fees: Under the 2016 Revolving Credit Facility, interest is payable quarterly and accrues on borrowings under such facility at a rate per annum equal to either: (i) the alternate base rate plus an applicable margin equal to 0.25%, 0.50% or 0.75%, depending on the average excess availability (based on the borrowing base as most recently reported by Products Corporation to the administrative agent from time to time); or (ii) the Eurocurrency rate plus an applicable margin equal to 1.25%, 1.50% or 1.75%, depending on the average excess availability (based on the borrowing base as most recently reported by Products Corporation to the administrative agent from time to time), at Products Corporation’s option. The applicable margin decreases as average excess availability under the 2016 Revolving Credit Facility increases.  Products Corporation is obligated to pay certain fees and expenses in connection with the 2016 Revolving Credit Facility, including a commitment fee of 0.25% for any unused amounts. Loans under the 2016 Revolving Credit Facility may be prepaid without premium or penalty.

Affirmative and Negative Covenants: The 2016 Revolving Credit Agreement contains affirmative and negative covenants that are similar to those in the 2016 Term Loan Agreement, other than the “available amount basket” (as described above in the description of the 2016 Term Loan Facility); provided, however, under the 2016 Revolving Credit Agreement the Restricted Group will be able to incur unlimited additional junior secured debt and unsecured debt, make unlimited asset sales and dispositions, make unlimited investments and acquisitions, prepay junior debt and make unlimited restricted payments to the extent that certain “payment conditions” for asset-based credit facilities are satisfied.  The 2016 Revolving Credit Agreement contains certain customary representations, warranties and events of default. If Products Corporation’s “Liquidity Amount” (defined in the 2016 Revolving Credit Agreement as the Borrowing Base less the sum of (x) the aggregate outstanding extensions of credit under the 2016 Revolving Credit Facility, and (y) any availability reserve in effect on such date) falls below the greater of $35.0 million and 10% of the maximum availability under the 2016 Revolving Credit Facility (a “Liquidity Event Period”), then the Restricted Group will be required to maintain a consolidated fixed charge coverage ratio (the ratio of Products Corporation’s EBITDA minus capital expenditures to cash interest expense for such period) of a minimum of 1.0 to 1.0 until the first date after 20 consecutive business days for which the Liquidity Amount is equal to or greater than such threshold. If Products Corporation is in default under the consolidated fixed charge coverage ratio under the 2016 Revolving Credit Agreement, Products Corporation may cure such default by Products Corporation and/or Revlon issuing certain equity securities and Products Corporation receiving capital contributions from Revlon, with such cash being deemed to increase EBITDA for the purpose of calculating the applicable ratio. Products Corporation may exercise this cure right no more than two times in any four-quarter period, and no more than five times in total during the term of the 2016 Revolving Credit Facility.

Prepayments: Products Corporation must prepay borrowings under the 2016 Revolving Credit Facility to the extent that outstanding loans and letters of credit exceed availability.  During a Liquidity Event Period, the administrative agent may apply amounts collected in controlled accounts for the repayment of loans under the 2016 Revolving Credit Facility.   The above descriptions of the terms of the 2016 Term Loan Agreement and the 2016 Revolving Credit Facility and the related security and collateral agreements are qualified in their entirety by reference to such agreements, which are incorporated by reference as exhibits to this Form 10-K.

During 2016, the Company incurred approximately $5.7 million of fees and expenses in connection with consummating the 2016 Revolving Credit Facility, of which $5.6 million were capitalized as deferred financing costs and are being amortized over the remaining term of the 2016 Revolving Credit Facility using the effective interest method. The Company expensed the remaining $0.1 million of fees and expenses, which were recognized within loss on early extinguishment of debt in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income for the year ended December 31, 2016.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(c) 6.25% Senior Notes
On August 4, 2016, Revlon Escrow Corporation (the “Escrow Issuer”), which on such date was a wholly owned subsidiary of Products Corporation, completed the 6.25% Senior Notes offering, pursuant to an exemption from registration under the Securities Act of 1933 (as amended, the “Securities Act”), of $450.0 million aggregate principal amount of the 6.25% Senior Notes due 2024. The 6.25% Senior Notes are unsecured and were initially issued by the Escrow Issuer to the initial purchasers under an Indenture, dated as of August 4, 2016 (the “6.25% Senior Notes Indenture”), between the Escrow Issuer and U.S. Bank National Association, as trustee (the “6.25% Senior Notes Trustee”). The 6.25% Senior Notes mature on August 1, 2024. Interest on the 6.25% Senior Notes accrues at 6.25% per annum, paid every six months through maturity on each February 1 and August 1, beginning on February 1, 2017. The proceeds from the 6.25% Senior Notes were released from escrow on the September 7, 2016 The Elizabeth Arden Acquisition Date (the "Escrow Release"). On the Elizabeth Arden Acquisition Date, the Escrow Issuer was merged with and into Products Corporation and in connection with the Escrow Release, Products Corporation and certain of its direct and indirect wholly-owned domestic subsidiaries, including Elizabeth Arden and certain of its subsidiaries (collectively, the “6.25% Senior Notes Guarantors”), and the 6.25% Senior Notes Trustee entered into a supplemental indenture (the “6.25% Senior Notes Supplemental Indenture”) to the 6.25% Senior Notes Indenture, pursuant to which Products Corporation assumed the obligations of the Escrow Issuer under the 6.25% Senior Notes and the 6.25% Senior Notes Indenture and the 6.25% Senior Notes Guarantors jointly and severally, fully and unconditionally guaranteed the 6.25% Senior Notes on a senior unsecured basis (the "6.25% Senior Notes Guarantees").  The 6.25% Senior Notes Guarantors are the same entities that are subsidiary guarantors under the 2016 Senior Credit Facilities.
In December 2016, Products Corporation consummated an offer to exchange the original 6.25% Senior Notes for $450 million of new 6.25% Senior Notes, which have substantially the same terms as the original 6.25% Senior Notes, except that they are registered under the Securities Act (such registered new notes being the “6.25% Senior Notes”).

Ranking: The 6.25% Senior Notes are Products Corporation’s senior, unsubordinated and unsecured obligations, ranking: (i) pari passu in right of payment with all of Products Corporation’s existing and future senior unsecured indebtedness; (ii) senior in right of payment to all of Products Corporation’s and the 6.25% Senior Notes Guarantors’ future subordinated indebtedness; and (iii) effectively junior to all of Products Corporation’s and the 6.25% Senior Notes Guarantors’ existing and future senior secured indebtedness, including, indebtedness under Products Corporation’s 2016 Senior Credit Facilities, to the extent of the value of the assets securing such indebtedness. The 6.25% Senior Notes and the 6.25% Senior Notes Guarantees are: (i) structurally subordinated to all of the liabilities and preferred stock of any of the Company’s subsidiaries that do not guarantee the 6.25% Senior Notes; and (ii) pari passu in right of payment with liabilities of the 6.25% Senior Notes Guarantors other than expressly subordinated indebtedness. The 6.25% Senior Notes and the 6.25% Senior Notes Guarantees rank effectively junior to indebtedness and preferred stock of Products Corporation’s foreign and immaterial subsidiaries (the “6.25% Senior Notes Non-Guarantor Subsidiaries”), none of which guarantee the 6.25% Senior Notes.

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

Certain Covenants: The 6.25% Senior Notes Indenture imposes certain limitations on Products Corporation’s and the 6.25% Senior Notes Guarantors’ ability, and the ability of certain other subsidiaries, to: (i) incur or guarantee additional indebtedness or issue preferred stock; (ii) pay dividends, make certain investments and make repayments on indebtedness that is subordinated in right of payment to the 6.25% Senior Notes and make other “restricted payments”; (iii) create liens on their assets to secure debt; (iv) enter into transactions with affiliates; (v) merge, consolidate or amalgamate with another company; (vi) transfer and sell assets; and (vii) permit restrictions on the payment of dividends by Products Corporation's subsidiaries.

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

During 2016, in connection with consummating the 6.25% Senior Notes Offering, the Company incurred approximately $11.3 million of fees and expenses, all of which were capitalized and are being amortized over the remaining term of the 6.25% Senior Notes using the effective interest method.

(d) 5.75% Senior Notes
On February 8, 2013, Products Corporation completed its offering (the "2013 Senior Notes Refinancing"), pursuant to an exemption from registration under the Securities Act, of $500.0 million aggregate principal amount of the 5.75% Senior Notes. The 5.75% Senior Notes are unsecured and were issued to investors at par. The 5.75% Senior Notes mature on February 15, 2021. Interest on the 5.75% Senior Notes accrues at 5.75% per annum, paid every six months on February 15th and August 15th.
The 5.75% Senior Notes were issued pursuant to the 5.75% Senior Notes Indenture (the "5.75% Senior Notes Indenture" and together with the 6.25% Senior Notes Indenture, the "Senior Notes Indentures"), dated as of February 8, 2013 (the “5.75% Senior Notes Closing Date”), by and among Products Corporation, Products Corporation’s domestic subsidiaries (the “5.75% Senior Notes Guarantors”), which also currently guarantee Products Corporation’s 2016 Senior Credit Facilities and the 6.25% Senior Notes, and U.S. Bank National Association, as trustee (the "5.75% Senior Notes Trustee"). The 5.75% Senior Notes Guarantors issued guarantees (the “5.75% Senior Notes Guarantees”) of Products Corporation’s obligations under the 5.75% Senior Notes and the 5.75% Senior Notes Indenture on a joint and several, senior unsecured basis.
In December 2013, Products Corporation consummated an offer to exchange the original 5.75% Senior Notes for $500 million of new 5.75% Senior Notes, which have substantially the same terms as the original 5.75% Senior Notes, except that they are registered under the Securities Act (such registered new notes being the “5.75% Senior Notes”).
Products Corporation used a portion of the $491.2 million of net proceeds from the issuance of the 5.75% Senior Notes (net of underwriters' fees) to repay and redeem all of the $330.0 million outstanding aggregate principal amount of its 9.75% Senior Secured Notes, as well as to pay $8.6 million of accrued interest. Products Corporation incurred an aggregate of $19.4 million of fees for the applicable redemption and tender offer premiums, related fees and expenses in connection with redemption and repayment of the 9.75% Senior Secured Notes and other fees and expenses in connection with the issuance of the 5.75% Senior Notes. Products Corporation used a portion of the remaining proceeds from the issuance of the 5.75% Senior Notes, together with existing cash, to pay approximately $113.0 million of principal on its 2011 Term Loan in conjunction with the February 2013 Term Loan Amendments. Products Corporation used the remaining balance available from the issuance of the 5.75% Senior Notes for general corporate purposes, including, without limitation, debt reduction transactions, such as repaying a loan to Revlon at its maturity on October 8, 2013, which proceeds Revlon used to pay the liquidation preference of Revlon's then outstanding Series A Preferred Stock, in connection with its mandatory redemption on such date.

Ranking
The 5.75% Senior Notes are Products Corporation’s unsubordinated, unsecured obligations and rank senior in right of payment to any future subordinated obligations of Products Corporation and rank pari passu in right of payment with all existing and future

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

senior debt of Products Corporation. Similarly, each 5.75% Senior Notes Guarantee is the relevant 5.75% Senior Notes Guarantor’s joint and several, unsubordinated and unsecured obligation, ranking senior in right of payment to any future subordinated obligations of such 5.75% Senior Notes Guarantor and ranking pari passu in right of payment with all existing and future senior debt of such 5.75% Senior Notes Guarantor. The 5.75% Senior Notes Guarantees were issued on a joint and several basis.
The 5.75% Senior Notes and the 5.75% Senior Notes Guarantees rank effectively junior to Products Corporation’s 2016 Senior Credit Facilities, which are secured, as well as indebtedness and preferred stock of Products Corporation’s foreign and immaterial subsidiaries (the “5.75% Senior Notes Non-Guarantor Subsidiaries” and together with the 6.25% Senior Notes Non-Guarantor Subsidiaries, the "Non-Guarantor Subsidiaries"), none of which guarantee the 5.75% Senior Notes.
Optional Redemption
The 5.75% Senior Notes may be redeemed at Products Corporation's option, at any time as a whole, or from time to time in part, at the following redemption prices (expressed as percentages of principal amount), plus accrued interest to the date of redemption, if redeemed during the 12-month period beginning on February 15th of the years indicated below:

Year	Percentage
2016	104.313%
2017	102.875%
2018	101.438%
2019 and thereafter	100.000%
Change of Control
Upon the occurrence of specified change of control events, Products Corporation is required to make an offer to purchase all of the 5.75% Senior Notes at a purchase price of 101% of the outstanding principal amount of the 5.75% Senior Notes as of the date of any such repurchase, plus accrued and unpaid interest to the date of repurchase.
Certain Covenants
The 5.75% Senior Notes Indenture limits Products Corporation’s and the 5.75% Senior Notes Guarantors’ ability, and the ability of certain other subsidiaries, to:

•	incur or guarantee additional indebtedness (“Limitation on Debt”);

•	pay dividends, make repayments on indebtedness that is subordinated in right of payment to the 5.75% Senior Notes and make other “restricted payments” (“Limitation on Restricted Payments”);

•	make certain investments;

•	create liens on their assets to secure debt;

•	enter into transactions with affiliates;

•	merge, consolidate or amalgamate with another company (“Successor Company”);

•	transfer and sell assets (“Limitation on Asset Sales”); and

•	permit restrictions on the payment of dividends by Products Corporation’s subsidiaries (“Limitation on Dividends from Subsidiaries”).
These covenants are subject to important qualifications and exceptions. The 5.75% Senior Notes Indenture also contains customary affirmative covenants and events of default.
In addition, if during any period of time the 5.75% Senior Notes receive investment grade ratings from both Standard & Poor’s and Moody’s Investors Services, Inc. and no default or event of default has occurred and is continuing under the 5.75% Senior Notes Indenture, Products Corporation and its subsidiaries will not be subject to the covenants on Limitation on Debt, Limitation on Restricted Payments, Limitation on Asset Sales, Limitation on Dividends from Subsidiaries and certain provisions of the Successor Company covenant.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Covenants
Products Corporation was in compliance with all applicable covenants under the 2016 Senior Credit Facilities as of December 31, 2016. At December 31, 2016, the aggregate principal amounts outstanding under the 2016 Term Loan Facility and the 2016 Revolving Credit Facility were $1,795.5 million and nil, respectively, and availability under the $400.0 million 2016 Revolving Credit Facility, based upon the calculated borrowing base of $389.2 million less $10.4 million of outstanding undrawn letters of credit, net of any outstanding checks, was $378.8 million.
Products Corporation was in compliance with all applicable covenants under its Senior Notes Indentures as of December 31, 2016.

Spanish Government Loan
In connection with the Colomer Acquisition, the Company acquired the Colomer Group's euro-denominated loan payable to the Spanish government (the "Spanish Government Loan"), which loan had $0.5 million aggregate principal amount outstanding as of December 31, 2016 (based on foreign exchange rates in effect as of such date).  The Spanish Government Loan does not bear interest and is payable in 10 equal installments on June 30th of each year beginning in 2016 through 2025.

Long-Term Debt Maturities
The aggregate amounts of contractual long-term debt maturities at December 31, 2016 in the years 2017 through 2021 and thereafter are as follows:

Years Ended December 31,	Long-Term Debt Maturities
2017	$18.1	(a)
2018	18.1	(a)
2019	18.1	(a)
2020	18.1	(a)
2021	518.1	(b)
Thereafter	2,155.5
Total long-term debt	2,746.0
Discounts and deferred finance charges	(64.8)
Total long-term debt, net of discounts and deferred finance charges	$2,681.2

(a)	Amount consists primarily of the quarterly amortization payments required under the 2016 Term Loan Facility.
(b) Amount is primarily comprised of the $500.0 million aggregate principal amount outstanding as of December 31, 2016 under the 5.75% Senior Notes, which mature on February 21, 2021, and the quarterly amortization payment described in (a) above.

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
As of December 31, 2016, the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value are categorized in the table below:

	Total	Level 1	Level 2	Level 3
Assets:
Derivatives:
FX Contracts(a)	$2.3	$—	$2.3	$—
Total assets at fair value	$2.3	$—	$2.3	$—
Liabilities:
Derivatives:
FX Contracts(a)	$1.1	$—	$1.1	$—
2013 Interest Rate Swap(b)	4.7	—	4.7	—
Total liabilities at fair value	$5.8	$—	$5.8	$—

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

(a)
The fair value of the Company’s foreign currency forward exchange contracts ("FX Contracts") was measured based on observable market transactions for similar transactions in actively quoted markets of spot and forward rates on the respective dates. See Note 13, “Financial Instruments."

(b)
The fair value of Products Corporation's 2013 Interest Rate Swap was measured based on the implied forward rates from the U.S. Dollar three-month LIBOR yield curve on the respective dates. See Note 13, “Financial Instruments.”

As of December 31, 2016, the fair values and carrying values of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion	$—	$2,770.9	$—	$2,770.9	$2,681.2

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

As of December 31, 2015, the fair values and carrying values of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value(a)
Liabilities:
Long-term debt, including current portion	$—	$1,818.0	$—	$1,818.0	$1,813.7
(a) As adjusted pursuant to ASU No. 2015-03. See Note 1, "Description of Business and Summary of Significant Accounting Policies" for more information.
The fair value of the Company's long-term debt, including the current portion of long-term debt, is based on quoted market prices for similar issues and maturities.
The carrying amounts of cash and cash equivalents, trade receivables, notes receivable, accounts payable and short-term borrowings approximate their respective fair values.

13. FINANCIAL INSTRUMENTS
Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $10.4 million and $8.8 million (including amounts available under credit agreements in effect at that time) were maintained at December 31, 2016 and December 31, 2015, respectively. Included in these amounts are approximately $7.3 million and $7.5 million at December 31, 2016 and December 31, 2015, respectively, in standby letters of credit that support Products Corporation’s self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.

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
The U.S. Dollar notional amount of the FX Contracts outstanding at December 31, 2016 and December 31, 2015 was $79.6 million and $76.3 million, respectively.
Interest Rate Swap Transaction
In November 2013, Products Corporation executed a forward-starting floating-to-fixed interest rate swap transaction that, at its inception, was based on a notional amount of $400 million in respect of indebtedness under the Old Acquisition Term Loan over a period of three years (the "2013 Interest Rate Swap"). The 2013 Interest Rate Swap initially had a floor of 1.00% that in December 2016 was amended to 0.75%. In connection with entering into the 2016 Term Loan Facility, the 2013 Interest Swap was carried over to apply to a notional amount of $400 million in respect of indebtedness under such loan for the remaining balance of the term of such swap. The Company initially designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments initially related to the $400 million notional amount under the Old Acquisition Term Loan over the three-year term of the 2013 Interest Rate Swap (and subsequently to the $400 million notional amount under the 2016 Term Loan Facility for the remaining balance of the term of such swap). Commencing in May 2015, Products Corporation receives from the counterparty a floating interest rate based on the higher of three-month U.S. Dollar LIBOR or the floor percentage in effect, while paying a fixed interest rate payment to the counterparty equal to 2.0709% (which, with respect to the 2016 Term Loan Facility, effectively fixes the interest rate on such notional amount at 5.5709% over the remaining balance of the three-year term of the 2013 Interest Rate Swap). At December 31, 2016 the fair value of the 2013 Interest Rate

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Swap was a liability of $4.7 million and the accumulated loss recorded in accumulated other comprehensive loss was $3.0 million net of tax.
As a result of completely refinancing the Old Acquisition Term Loan with a portion of the proceeds from Product's Corporation's consummation of the 2016 Senior Credit Facilities and the 6.25% Senior Notes Offering in connection with consummating the Elizabeth Arden Acquisition, the critical terms of the 2013 Interest Rate Swap no longer match the terms of the underlying debt under the 2016 Term Loan Facility. At the refinancing date, which was the same as the September 7, 2016 Elizabeth Arden Acquisition Date (the "De-designation Date"), the 2013 Interest Rate Swap was determined to no longer be highly effective and the Company discontinued hedge accounting for the 2013 Interest Rate Swap. Following the de-designation of the 2013 Interest Rate Swap, changes in fair value are accounted for as a component of other non-operating expenses. Accumulated deferred losses of $6.3 million, or $3.9 million net of tax, at the De-designation Date that were previously recorded as a component of accumulated other comprehensive loss will be amortized into earnings over the remaining term of the 2013 Interest Rate Swap through its maturity. At December 31, 2016, $4.9 million, or $3.0 million net of tax, remains as a component of accumulated other comprehensive loss related to the 2013 Interest Rate Swap. See "Quantitative Information – Derivative Financial Instruments" below).
The Company expects that $2.3 million of the net of tax deferred net losses related to the 2013 Interest Rate Swap will be amortized into earnings over the next 12 months.
Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of the derivative instruments in asset positions, which totaled $2.3 million and $2.0 million as of December 31, 2016 and December 31, 2015, respectively. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties. Given the current credit standing of the Company's counterparties to its derivative instruments, the Company believes that the risk of loss under these derivative instruments arising from any non-performance by any of the counterparties is remote.
Quantitative Information – Derivative Financial Instruments
The effects of the Company’s derivative instruments on its Consolidated Financial Statements were as follows:

(a)	Fair Values of Derivative Financial Instruments in the Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	Assets			Liabilities
	Balance Sheet	December 31, 2016	December 31, 2015	Balance Sheet	December 31, 2016	December 31, 2015
	Classification	Fair Value	Fair Value	Classification	Fair Value	Fair Value
Derivatives designated as hedging instruments:
2013 Interest Rate Swap(i)	Prepaid expenses and other	$—	$—	Accrued expenses and other	$—	$4.0
	Other assets	—	—	Other long-term liabilities	—	2.5
Derivatives not designated as hedging instruments:
FX Contracts(ii)	Prepaid expenses and other	$2.3	$2.0	Accrued Expenses	$1.1	$0.6
2013 Interest Rate Swap(i)	Prepaid expenses and other	$—	$—	Accrued expenses and other	$3.7	$—
	Other assets	$—	$—	Other long-term liabilities	$1.0	$—

(i) The fair values of the 2013 Interest Rate Swap at December 31, 2016 and December 31, 2015 were measured based on the implied forward rates from the U.S. Dollar three-month LIBOR yield curve at December 31, 2016 and December 31, 2015, respectively.

(ii) The fair values of the FX Contracts at December 31, 2016 and December 31, 2015 were measured based on observable market transactions of spot and forward rates at December 31, 2016 and December 31, 2015, respectively.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(b) Effects of Derivative Financial Instruments on the Consolidated Statements of Operations and Comprehensive (Loss)Income for each of 2016, 2015 and 2014:

	Amount of Gain (Loss) Recognized in Other Comprehensive (Loss) Income
	Year Ended December 31,
	2016	2015	2014
Derivatives designated as hedging instruments:
2013 Interest Rate Swap, net of tax (a)	$0.8	$(1.6)	$(3.7)

(a)	Net of tax expense (benefit) of $0.5 million, $(1.0) million and $(2.3) million for 2016, 2015 and 2014, respectively.

	Statement of Operations Classification	Amount of Gain (Loss) Recognized in Net (Loss) Income
		Year Ended December 31,
		2016	2015	2014
Derivatives designated as hedging instruments:
2013 Interest Rate Swap	Interest Expense	$(4.3)	$(2.6)	$—
Derivatives not designated as hedging instruments:
FX Contracts	Foreign currency gain, net	$2.1	$3.8	$0.5
2013 Interest Rate Swap	Miscellaneous, net	0.7	—

14. PENSION AND POST-RETIREMENT BENEFITS
Savings Plan:
The Company offers a qualified defined contribution plan for its U.S.-based employees, the Revlon Employees' Savings, Investment and Profit Sharing Plan (as amended, the "Savings Plan"), which allows eligible participants to contribute up to 25%, and highly compensated participants to contribute up to 6%, of eligible compensation through payroll deductions, subject to certain annual dollar limitations imposed by the Internal Revenue Service (the "IRS"). The Company matches employee contributions at fifty cents for each dollar contributed up to the first 6% of eligible compensation. The Company made cash matching contributions to the Savings Plan of $2.6 million, $2.5 million and $2.4 million during each of 2016, 2015 and 2014, respectively. The Company also offers a non-qualified defined contribution plan (the “Excess Savings Plan”) providing benefits for certain U.S. employees who are in excess of IRS limitations. These non-qualified defined contribution benefits are funded from the Company's general assets.
The Company’s qualified and non-qualified defined contribution savings plans for its U.S.-based employees contain a discretionary profit sharing component that enables the Company, should it elect to do so, to make discretionary profit sharing contributions. For 2016, the Company made discretionary profit sharing contributions to the Savings Plan and Excess Savings Plan of $5.0 million (of which $3.9 million was paid in 2016 and $1.1 million was paid in January 2017), or 3% of eligible compensation, which was credited on a quarterly basis. For 2015, the Company made discretionary profit sharing contributions to the Savings Plan and Excess Savings Plan of $4.8 million (of which $3.7 million was paid in 2015 and $1.1 million was paid in January 2016), or 3% of eligible compensation, which was credited on a quarterly basis. For 2014, the Company made discretionary profit sharing contributions to the Savings Plan and Excess Savings Plan of $4.0 million (of which $3.1 million was paid in 2014 and $0.9 million was paid in January 2015), or 3% of eligible compensation, which was credited on a quarterly basis.
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
Other Post-retirement Benefits:
The Company previously sponsored an unfunded retiree benefit plan, which provides death benefits payable to beneficiaries of a very limited number of former employees. Participation in this plan was limited to participants enrolled as of December 31, 1993. The Company also administers an unfunded medical insurance plan on behalf of Revlon Holdings, certain costs of which have been apportioned to Revlon Holdings under the transfer agreements among Revlon, Products Corporation and MacAndrews & Forbes. (See Note 22, “Related Party Transactions - Transfer Agreements”).
The following table provides an aggregate reconciliation of the projected benefit obligations, plan assets, funded status and amounts recognized in the Company’s Consolidated Financial Statements related to the Company's significant pension and other post-retirement benefit plans:

	Pension Plans		Other Post-Retirement Benefit Plans
	December 31,
	2016	2015	2016	2015
Change in Benefit Obligation:
Benefit obligation - beginning of year	$(649.4)	$(761.7)	$(13.0)	$(12.9)
Service cost	(0.5)	(0.7)	—	—
Interest cost	(20.7)	(28.6)	(0.4)	(0.5)
Actuarial (loss) gain	(21.6)	44.4	(1.0)	(0.4)
Lump sum settlement	—	53.4	—	—
Other pension settlements	—	0.8	—	—
Benefits paid	42.8	38.3	1.0	0.8
Foreign currency translation adjustments	8.9	4.7	—	—
Other	—	—	—	—
Benefit obligation - end of year	$(640.5)	$(649.4)	$(13.4)	$(13.0)
Change in Plan Assets:
Fair value of plan assets - beginning of year	$473.9	$567.7	$—	$—
Actual return on plan assets	35.8	(13.9)	—	—
Employer contributions	7.3	17.3	1.0	0.8
Lump sum settlement	—	(53.4)	—	—
Other pension settlements	—	(0.8)	—	—
Benefits paid	(42.8)	(38.3)	(1.0)	(0.8)
Foreign currency translation adjustments	(10.2)	(4.7)	—	—
Fair value of plan assets - end of year	$464.0	$473.9	$—	$—
Unfunded status of plans at December 31,	$(176.5)	$(175.5)	$(13.4)	$(13.0)

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

In respect of the Company's pension plans and other post-retirement benefit plans, amounts recognized in the Company’s Consolidated Balance Sheets at December 31, 2016 and 2015 consist of the following:

	Pension Plans		Other Post-Retirement Benefit Plans
	December 31,
	2016	2015	2016	2015
Other long-term assets	$—	$3.6	$—	$—
Accrued expenses and other	(6.1)	(6.0)	(0.8)	(0.8)
Pension and other post-retirement benefit liabilities	(170.4)	(173.1)	(12.6)	(12.2)
Total liability	$(176.5)	$(175.5)	$(13.4)	$(13.0)

Accumulated other comprehensive loss, gross	$266.6	$258.0	$3.6	$2.8
Income tax (benefit) expense	(44.3)	(41.9)	(0.4)	(0.1)
Portion allocated to Revlon Holdings	(0.9)	(0.9)	(0.2)	(0.2)
Accumulated other comprehensive loss, net	$221.4	$215.2	$3.0	$2.5
With respect to the above accrued expenses and other, the Company has recorded receivables from affiliates of $2.7 million and $3.0 million at December 31, 2016 and 2015, respectively, relating to pension plan liabilities retained by such affiliates.
The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the Company's pension plans are as follows:

	December 31,
	2016	2015
Projected benefit obligation	$640.5	$649.4
Accumulated benefit obligation	$640.2	$649.0
Fair value of plan assets	$464.0	$473.9

Net Periodic Benefit Cost:
The components of net periodic benefit (income) costs for the Company's pension and the other post-retirement benefit plans are as follows:

	Pension Plans			Other Post-Retirement Benefit Plans
	Year Ended December 31,
	2016	2015	2014	2016	2015	2014
Net periodic benefit (income) costs:
Service cost	$0.5	$0.7	$0.8	$—	$—	$—
Interest cost	20.7	28.6	30.1	0.4	0.5	0.5
Expected return on plan assets	(31.0)	(40.3)	(41.3)	—	—	—
Amortization of actuarial loss	8.8	8.4	4.5	0.2	0.1	0.1
Lump sum settlement charge	—	20.7	—	—	—	—
Other pension settlements charge	—	0.3	—	—	—	—
	$(1.0)	$18.4	$(5.9)	$0.6	$0.6	$0.6
Portion allocated to Revlon Holdings	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)	—
	$(1.1)	$18.3	$(6.0)	$0.5	$0.5	$0.6

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

For 2016, the Company recognized net periodic benefit income of $0.6 million, compared to net periodic benefit cost of $18.8 million in 2015, primarily due to the pension lump sum settlement charge recorded in the fourth quarter of 2015 which was not repeated in 2016, as well as the Company's adoption of the alternative approach to calculating the service and interest components of net periodic benefit cost for pension and other post-retirement benefits (the “full yield curve” approach) which was adopted by the Company at December 31, 2015.
For 2015, the Company recognized net periodic benefit cost of $18.8 million, compared to net periodic benefit income of $5.4 million in 2014, primarily due to the pension lump sum settlement charge recorded in the fourth quarter of 2015 and higher amortization of actuarial losses.
Net periodic benefit costs (income) are reflected in the Company's Consolidated Financial Statements as follows:

	Year Ended December 31,
	2016	2015
Net periodic benefit (income) costs:
Cost of sales	$(2.5)	$6.1
Selling, general and administrative expense	1.9	12.7
	$(0.6)	$18.8
Amounts recognized in accumulated other comprehensive loss at December 31, 2016 in respect of the Company’s pension plans and other post-retirement plans, which have not yet been recognized as a component of net periodic benefit cost, are as follows:

	Pension Benefits	Post-Retirement Benefits	Total
Net actuarial loss	$266.6	$3.6	$270.2
Prior service cost	—	—	—
Accumulated Other Comprehensive Loss, Gross	266.6	3.6	270.2
Income tax benefit	(44.3)	(0.4)	(44.7)
Portion allocated to Revlon Holdings	(0.9)	(0.2)	(1.1)
Accumulated Other Comprehensive Loss, Net	$221.4	$3.0	$224.4
The total actuarial losses and prior service costs in respect of the Company’s pension plans and other post-retirement plans included in accumulated other comprehensive loss at December 31, 2016 and expected to be recognized in net periodic benefit cost during the fiscal year ended December 31, 2017, is $9.0 million and $0.3 million, respectively.
Pension Plan Assumptions:
The following weighted average assumptions were used to determine the Company’s projected benefit obligation of the Company’s U.S. and International pension plans at the end of the respective years:

	U.S. Plans		International Plans
	2016	2015	2016	2015
Discount rate	3.92%	4.15%	2.66%	3.68%
Rate of future compensation increases	3.50%	3.50%	2.20%	2.22%
The following weighted average assumptions were used to determine the Company’s net periodic benefit (income) cost of the Company’s U.S. and International pension plans during the respective years:

	U.S. Plans			International Plans
	2016	2015	2014	2016	2015	2014
Discount rate	4.15%	3.89%	4.68%	3.68%	3.74%	4.48%
Expected long-term return on plan assets	7.00%	7.50%	7.75%	6.00%	6.00%	6.00%
Rate of future compensation increases	3.50%	3.00%	3.00%	2.22%	2.33%	3.40%

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Effective December 31, 2015, the Company adopted the “full yield curve” method as an alternative approach to calculating the service and interest components of net periodic benefit cost for the Company's pension and other post-retirement benefits. Under the "full yield curve" method, the discount rate assumption was built through the application of specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows for each of the Company's pension and other post-retirement plans. Prior to December 31, 2015, the Company estimated the service and interest cost components utilizing a single weighted average discount rate derived from the yield curve used to measure the projected benefit obligation at the beginning of the period. The change does not affect the measurement of the Company's total projected benefit obligations, as the change in service and interest costs is exactly offset in the actuarial loss (gain) recognized for each year. The Company made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. The change to the "full yield curve" method was accounted for as a change in accounting estimate that is inseparable from a change in accounting principle, and accordingly, was accounted for prospectively.
In selecting its expected long-term rate of return on its pension plan assets, the Company considers a number of factors, including, without limitation, recent and historical performance of pension plan assets, the pension plan portfolios' asset allocations over a variety of time periods compared with third-party studies, the performance of the capital markets in recent years and other factors, as well as advice from various third parties, such as the pension plans' advisors, investment managers and actuaries. While the Company considered both the recent performance and the historical performance of pension plan assets, the Company’s assumptions are based primarily on its estimates of long-term, prospective rates of return. Using the aforementioned methodologies, the Company selected a 7.00% and 6.00% weighted average long-term rate of return on plan assets assumption during 2016 for the U.S. and International pension plans, respectively. Differences between actual and expected asset returns are recognized in the net periodic benefit cost over the remaining service period of the active participating employees.
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

Target Ranges
	U.S. Plans	International Plans
Asset Class:
Common and preferred stock	0% - 10%	—
Mutual funds	20% - 30%	—
Fixed income securities	10% - 30%	—
Common and collective funds	25% - 55%	100%
Hedge funds	0% - 15%	—
Group annuity contract	0% - 5%	—
Cash and other investments	0% - 10%	—
Fair Value of Pension Plan Assets:
The following table presents information on the fair value of the Company's U.S. and international pension plan assets at December 31, 2016 and 2015:

	U.S. Plans		International Plans
	2016	2015	2016	2015
Fair value of plan assets	$400.5	$407.2	$63.5	$66.7

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The fair values of the Company's U.S. and International pension plan assets at December 31, 2016 by asset category were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common and Preferred Stock:
U.S. small/mid cap equity	$15.5	$15.5	$—	$—
Mutual Funds(a):
Corporate bonds	14.3	14.3	—	—
Government bonds	11.9	11.9	—	—
U.S. large cap equity	0.1	0.1	—	—
International equities	3.9	3.9	—	—
Emerging markets international equity	6.3	6.3	—	—
Other	3.0	3.0	—	—
Fixed Income Securities:
Corporate bonds	41.0	—	41.0	—
Government bonds	13.9	—	13.9	—
Common and Collective Funds(a):
Corporate bonds	56.0	54.3	1.7	—
Government bonds	68.4	57.0	11.4	—
U.S. large cap equity	68.8	67.5	1.3	—
U.S. small/mid cap equity	20.0	20.0	—	—
International equities	67.0	34.9	32.1	—
Emerging markets international equity	15.3	9.4	5.9	—
Cash and cash equivalents	(7.9)	(7.9)	—	—
Other	5.5	2.4	3.1	—
Hedge Funds(a):
Corporate bonds	4.5	—	4.5	—
Government bonds	6.5	—	6.5	—
U.S. large cap equity	2.1	—	2.1	—
Cash and cash equivalents	2.4	—	2.4	—
Other	31.9	—	31.9	—
Group Annuity Contract	3.0	—	3.0	—
Cash and cash equivalents	10.6	10.6	—	—
Fair value of plan assets at December 31, 2016	$464.0	$303.2	$160.8	$—

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The fair values of the Company's U.S. and International pension plan assets at December 31, 2015 by asset category were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common and Preferred Stock:
U.S. small/mid cap equity	$14.6	$14.6	$—	$—
Mutual Funds(a):
Corporate bonds	14.9	14.9	—	—
Government bonds	12.9	12.9	—	—
U.S. large cap equity	0.7	0.7	—	—
International equities	3.0	3.0	—	—
Emerging markets international equity	5.1	5.1	—	—
Other	2.0	2.0	—	—
Fixed Income Securities:
Corporate bonds	41.7	—	41.7	—
Government bonds	6.9	—	6.9	—
Common and Collective Funds(a)(b):
Corporate bonds	61.5	59.9	1.6	—
Government bonds	56.8	43.4	13.4	—
U.S. large cap equity	71.9	70.4	1.5	—
U.S. small/mid cap equity	15.5	15.5	—	—
International equities	77.8	36.8	41.0	—
Emerging markets international equity	14.5	8.0	6.5	—
Cash and cash equivalents	(0.8)	(0.8)	—	—
Other	5.5	2.5	3.0	—
Hedge Funds(a):
Corporate bonds	3.8	—	3.8	—
Government bonds	8.6	—	8.6	—
U.S. large cap equity	3.8	—	3.8	—
Cash and cash equivalents	4.6	—	4.6	—
Other	32.1	—	32.1	—
Group Annuity Contract	2.8	—	2.8	—
Cash and cash equivalents	13.7	13.7	—	—
Fair value of plan assets at December 31, 2015	$473.9	$302.6	$171.3	—

(a)
The investments in mutual funds, common and collective funds and hedge funds are disclosed above within the respective underlying investments’ class (i.e., various equities, corporate bonds, government bonds and other investment classes), while the fair value hierarchy levels of the investments are based on the Company’s direct ownership unit of account.

(b)
Commencing in 2016, the Company determined that certain of its investments in common and collective funds met certain criteria to be considered Level 1 investments within the fair value hierarchy. As such, the 2015 fair value hierarchy schedule was updated to conform to the current presentation.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

There were no transfers into Level 3 assets in the Company's U.S. and International pension plan's fair value hierarchy during 2016 or 2015.
Contributions:
The Company’s intent is to fund at least the minimum contributions required to meet applicable federal employee benefit laws and local laws, or to directly pay benefit payments where appropriate. During 2016, $7.3 million and $1.0 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During 2017, the Company expects to contribute approximately $8 million in the aggregate to its pension and other post-retirement benefit plans.
Estimated Future Benefit Payments:
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid out of the Company’s pension and other post-retirement benefit plans:

	Total Pension Benefits	Total Other Benefits
2017	$42.0	$1.1
2018	41.9	1.1
2019	41.9	1.1
2020	42.5	1.1
2021	42.7	1.1
Years 2022 to 2026	204.8	5.1

15. STOCK COMPENSATION PLAN
Revlon maintains the Fourth Amended and Restated Revlon, Inc. Stock Plan (the "Stock Plan"), which provides for awards of stock options, stock appreciation rights, restricted or unrestricted stock and restricted stock units to eligible employees and directors of Revlon and its affiliates, including Products Corporation. An aggregate of 6,565,000 shares are reserved for issuance as Awards under the Stock Plan, subject to the adjustment provisions of the Stock Plan. As of December 31, 2016, there were approximately 4.0 million shares remaining available under the Stock Plan for grant as stock options, stock appreciation rights, restricted or unrestricted stock and/or restricted stock units. In July 2014, the Stock Plan was amended to renew the Stock Plan for a 7-year renewal term expiring on April 14, 2021.

Stock options:
Non-qualified stock options granted under the Stock Plan are granted at prices that equal or exceed the fair market value of Class A Common Stock on the grant date and have a term of 7 years. Option grants generally vest over service periods that range from 1 year to 4 years.
At December 31, 2016, 2015 and 2014, there were no options exercisable under the Stock Plan.
There was no stock option activity for 2016 and 2015. A summary of stock option activity for 2014 is presented below:

	Stock Options (000's)	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2014	0.8	$27.50
Forfeited and expired	(0.8)	27.50
Outstanding at December 31, 2014	—	—

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Restricted stock awards and restricted stock units:
The Stock Plan allows for awards of restricted stock and restricted stock units to employees and directors of Revlon and its affiliates, including Products Corporation. The restricted stock awards granted under the Stock Plan vest over service periods that generally range from 3 years to 5 years. The Company granted 32,082 and 93,458 shares of restricted stock to certain executives in February 2016 and November 2016, respectively, which vest over a 4-year and 3-year period, respectively, with the first tranche vesting in March 2016 and October 2017, respectively. The Company granted 75,551 and 145,084 shares of restricted stock to certain executives in February 2015 and December 2015, respectively, which vest over a 5-year and 4-year period, respectively, with the first tranche of such grants having vested in March 2016. In 2014, the Company granted 693,378 shares of restricted stock to certain executives that vest over a 5-year period, which vesting commenced in March 2015.
Pursuant to the Company’s employment agreement with Mr. Fabian Garcia, the Company’s President and Chief Executive Officer, on April 15, 2017 (the “Garcia Grant Date”), Revlon will grant to Mr. Garcia 270,489 restricted shares of Revlon Class A Common Stock (the "Garcia Restricted Stock Grant"), being the number of shares equal to $10 million divided by the $36.97 NYSE closing price of Revlon Class A Common Stock on the April 15, 2016 commencement date of his employment (the “Garcia Effective Date”).  One-fifth of the Garcia Restricted Stock Grant vests on the Garcia Grant Date, with the remaining four-fifths vesting ratably on each of the first 4 anniversaries of the Garcia Grant Date, so long as Mr. Garcia remains employed with the Company on each applicable vesting date, subject to certain earlier vesting provisions.  In lieu of making the Garcia Restricted Stock Grant, Revlon’s Board of Directors may, at its election based on the occurrence of certain events impacting the price of Revlon's Class A Common Stock, choose to pay Mr. Garcia $3 million on each of the first 5 anniversaries of the Garcia Effective Date (the "Deferred Cash Award"), so long as Mr. Garcia remains employed with the Company on each applicable payment date, subject to certain earlier payment or vesting provisions.

Pursuant to the Company’s employment agreement with Mr. Juan Figuereo, the Company’s Chief Financial Officer, on April 12, 2017 (the “Figuereo Grant Date”), Revlon will grant to  Mr. Juan Figuereo 102,880 restricted shares of Revlon Class A Common Stock (the “Figuereo Restricted Stock Grant”), being the number of shares equal to $3,750,000 divided by the $36.45 NYSE closing price of Revlon Class A Common Stock on the April 12, 2016 commencement date of his employment (the “Figuereo Effective Date”).  One-fifth of the Figuereo Restricted Stock Grant vests on the Figuereo Grant Date, with the remaining four-fifths vesting ratably on each of the first 4 anniversaries of the Figuereo Grant Date so long as Mr. Figuereo remains employed with the Company on each applicable vesting date, subject to certain earlier vesting provisions. In lieu of making the Figuereo Restricted Stock Grant, Revlon’s Board of Directors may, at its election based on the occurrence of certain events impacting the price of Revlon’s Class A Common Stock, choose to pay Mr. Figuereo $1,125,000 on each of the first 5 anniversaries of the Garcia Effective Date, so long as Mr. Figuereo remains employed with the Company on each applicable payment date, subject to certain earlier payment or vesting provisions.

A summary of the restricted stock and restricted stock unit activity for each of 2016, 2015 and 2014 is presented in the following table:

	Restricted Stock (000's)	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2014	120.0	$24.80
Granted	693.4	31.01
Vested(a)	(40.0)	24.80
Outstanding at December 31, 2014	773.4	30.37
Granted	220.6	29.46
Vested(a)	(171.7)	29.09
Forfeited	(57.5)	30.44
Outstanding at December 31, 2015	764.8	30.39
Granted	125.5	31.86
Vested(a)	(221.7)	29.51
Forfeited	(257.6)	31.05
Outstanding at December 31, 2016(b)	411.0	30.78

(a)
Of the amounts vested during 2016, 2015 and 2014, 92,092, 82,740 and 22,328 shares, respectively, were withheld by the Company to satisfy certain grantees’ minimum withholding tax requirements, which withheld shares became Revlon treasury stock and are not sold on the open market.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(b)
Excludes the Garcia Restricted Stock Grant and the Figuereo Restricted Stock Grant provided for under their respective employment agreements, as such grants would only be made in April 2017 if the circumstances triggering the alternative cash payments have not occurred.

The Company recognizes non-cash compensation expense related to restricted stock awards and restricted stock units under the Stock Plan using the straight-line method over the remaining service period. The Company recorded compensation expense related to restricted stock awards under the Stock Plan of $6.4 million, 5.1 million and $5.5 million during 2016, 2015 and 2014, respectively. The total fair value of restricted stock and restricted stock units that vested during 2016 and 2015 was $6.5 million and $5.0 million, respectively. The deferred stock-based compensation related to restricted stock awards was $21.8 million at December 31, 2016 and will be amortized ratably to compensation expense over a weighted average remaining vesting period of 3.0 years.

16. INCOME TAXES

The Company's income before income taxes and the applicable provision for income taxes are as follows:

	Year Ended December 31,
	2016	2015	2014
Income (loss) from continuing operations before income taxes:
United States	$13.6	$123.4	$146.9
Foreign	4.3	(3.7)	(19.7)
	$17.9	$119.7	$127.2
Provision for income taxes:
United States federal	$11.0	$40.9	$58.2
State and local	2.1	16.7	17.9
Foreign	15.6	(3.2)	5.1
	$28.7	$54.4	$81.2
Current:
United States federal	$13.1	$(2.7)	$2.6
State and local	2.3	3.9	3.5
Foreign	20.2	21.7	7.2
	35.6	22.9	13.3
Deferred:
United States federal	(2.1)	43.6	55.6
State and local	(0.2)	12.8	14.4
Foreign	(4.6)	(24.9)	(2.1)
	(6.9)	31.5	67.9
Total provision for income taxes	$28.7	$54.4	$81.2

The Company classifies interest and penalties as a component of the provision for income taxes. The Company recognized in the Consolidated Statements of Operations and Comprehensive (Loss) Income an expense of $0.3 million in 2016 and a benefit of $1.0 million and $0.9 million during 2015 and 2014, respectively, in accrued interest and penalties.
The Company has not provided for U.S. federal income taxes and foreign withholding taxes on $321.9 million of foreign subsidiaries' cumulative undistributed earnings as of December 31, 2016 because such earnings are intended to be indefinitely reinvested overseas. If these foreign earnings are repatriated to the U.S., or if the Company determines that such earnings will be remitted in a future period, additional tax provisions may be required. Due to the complexities in the tax laws and the assumptions

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

that would have to be made, it is not practicable to estimate the amounts of income tax provisions that may be required on account of these foreign undistributed earnings.
The actual tax on income before income taxes is reconciled to the applicable statutory federal income tax rate in the following table:

	Year Ended December 31,
	2016	2015	2014
Computed income tax expense	$6.3	$41.9	$44.5
State and local taxes, net of U.S. federal income tax benefit	1.7	10.9	20.5
Foreign and U.S. tax effects attributable to operations outside the U.S.	3.1	13.6	5.8
Net establishment (release) of valuation allowance	2.0	(15.5)	6.4
Foreign dividends and earnings taxable in the U.S.	1.7	3.2	5.4
Impairment for which there is no tax benefit	8.9	—	—
Acquisition costs for which there is no tax benefit	0.7	—	—
Other	4.3	0.3	(1.4)
Total provision for income taxes	$28.7	$54.4	$81.2

Deferred taxes are the result of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities at December 31, 2016 and 2015 were comprised of the following:

	December 31,
	2016	2015
Deferred tax assets:
Inventories	$30.9	$7.3
Net operating loss carryforwards - U.S.	133.0	27.6
Net operating loss carryforwards - foreign	50.5	51.4
Employee benefits	91.7	96.7
Sales related reserves	23.9	25.8
Foreign currency translation adjustment	9.9	11.0
Other	85.2	52.7
Total gross deferred tax assets	425.1	272.5
Less valuation allowance	(81.4)	(47.1)
Total deferred tax assets, net of valuation allowance	343.7	225.4
Deferred tax liabilities:
Plant, equipment and other assets	(26.0)	(29.9)
Intangibles	(132.4)	(82.4)
Other	(57.6)	(63.2)
Total gross deferred tax liabilities	(216.0)	(175.5)
Net deferred tax assets	$127.7	$49.9
In assessing the recoverability of its deferred tax assets, management regularly considers whether for some portion or all of the deferred tax assets it is more likely than not that a benefit will not be realized for these assets. The ultimate realization of deferred tax assets is generally dependent upon the generation of future taxable income during the periods in which those temporary differences may become deductible. In assessing the need for a valuation allowance, management evaluates the available pertinent positive and negative evidence, such as the Company's history of earnings, the scheduled reversal of deferred tax assets and liabilities, projected earnings, and income and tax planning strategies.
A valuation allowance has been provided for those deferred tax assets for which, in the opinion of the Company's management, it is more likely than not that a benefit will not be realized. At December 31, 2016, the deferred tax valuation allowance primarily

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

represented amounts for foreign jurisdictions where, as of the end of 2016, the Company had a three-year cumulative loss, and for certain U.S. jurisdictions where the Company had tax loss carryforwards and other tax attributes which may expire prior to being utilized. The deferred tax valuation allowance increased by $34.3 million and decreased by $10.0 million during 2016 and 2015, respectively. The increase in the deferred tax valuation allowance during 2016 was primarily associated with deferred taxes added as a result of the Elizabeth Arden Acquisition, the majority of which were established through purchase accounting. The decrease in the deferred tax valuation allowance during 2015 was primarily due to an $18.4 million reduction of the Company's valuation allowance against certain deferred tax assets in the U.K., partially offset by additional valuation allowances on current period net operating losses incurred in certain jurisdictions. The UK valuation allowance reduction in 2015 was a result of the Company determining that it was more likely than not that a benefit would be received for U.K. deferred tax assets. This conclusion was reached after consideration of the available positive and negative evidence, with the most significant positive evidence being the recent history of earnings, improved earnings trends, expected taxable income in future periods, and no history of losses expiring unused. There was no significant negative evidence.
As of December 31, 2016, the Company has tax loss carryforwards of approximately $491.3 million, of which $215.6 million are foreign and $275.7 million are domestic (federal). The losses expire in future years as follows: 2017- $0.2 million; 2018- $4.7 million; 2019- $16.6 million; 2020 and beyond- $302.1 million; and unlimited- $167.7 million. The Company could receive the benefit of such tax loss carryforwards only to the extent it has taxable income during the carryforward periods in the applicable tax jurisdictions. As of December 31, 2016, there were no consolidated federal net operating losses available from the MacAndrews & Forbes Group (as hereinafter defined) from periods prior to the March 25, 2004 deconsolidation (as described below). The Company has acquired entities which had carryforward balances for tax losses, tax credits and other tax attributes at the time of the acquisition. U.S. Federal and certain state and foreign jurisdictions impose limitations on the amount of these tax losses, tax credits and other carryforward balances that may be utilized after an acquisition. The Company has evaluated the impact of these limitations, and has established a valuation allowance to reduce the deferred tax assets to the amount that the Company expects will be realized.
The Company remains subject to examination of its income tax returns in various jurisdictions, including, without limitation:  Australia, Canada, South Africa, Spain and the U.S. (federal) for tax years ended December 31, 2012 and forward; and the U.K. for tax years ended December 31, 2013 and forward.

Elizabeth Arden remains subject to examination of its income tax returns in various jurisdictions, including, without limitation: the U.S. (federal) for the tax years ended June 30, 2010 and forward; and Switzerland for tax years ended June 30, 2014 and forward.

At December 31, 2016 and 2015, the Company had unrecognized tax benefits of $93.3 million and $65.0 million, respectively, including $10.6 million and $10.3 million, respectively, of accrued interest and penalties. Of the $93.3 million unrecognized tax benefits, $57.0 million would affect the Company's effective tax rate, if recognized, and the remaining $36.3 million would affect the Company's deferred tax accounts. A reconciliation of the beginning and ending amount of the unrecognized tax benefits is provided in the following table:

Balance at January 1, 2015	$62.0
Increase based on tax positions taken in a prior year	5.6
Decrease based on tax positions taken in a prior year	(5.8)
Increase based on tax positions taken in the current year	8.5
Decrease resulting from the lapse of statutes of limitations	(5.3)
Balance at December 31, 2015	65.0
Increase based on tax positions taken in a prior year	25.9
Decrease based on tax positions taken in a prior year	(1.3)
Increase based on tax positions taken in the current year	9.3
Decrease resulting from the lapse of statutes of limitations	(5.6)
Balance at December 31, 2016	$93.3
In addition, the Company believes that it is reasonably possible that its unrecognized tax benefits during 2017 will decrease by approximately $9.6 million due to the resolution of audits and the expiration of statutes of limitation.
As a result of the closing of the 2004 Revlon Exchange Transactions (as hereinafter defined in Note 22, “Related Party Transactions - Tax Sharing Agreements”), as of March 25, 2004, Revlon, Products Corporation and their U.S. subsidiaries were no longer included in the affiliated group of which MacAndrews & Forbes was the common parent (the “MacAndrews & Forbes

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Group”) for federal income tax purposes. Revlon Holdings (as hereinafter defined in Note 22, “Related Party Transactions - Transfer Agreements”), Revlon, Products Corporation and certain of its subsidiaries, and MacAndrews & Forbes Incorporated entered into a tax sharing agreement (as subsequently amended and restated, the "MacAndrews & Forbes Tax Sharing Agreement"), for taxable periods beginning on or after January 1, 1992 through and including March 25, 2004, during which Revlon and Products Corporation or a subsidiary of Products Corporation was a member of the MacAndrews & Forbes Group. In these taxable periods, Revlon's and Products Corporation's federal taxable income and loss were included in such group's consolidated tax return filed by MacAndrews & Forbes Incorporated. During such period, Revlon and Products Corporation were also included in certain state and local tax returns of MacAndrews & Forbes Incorporated or its subsidiaries. Revlon and Products Corporation remain liable under the MacAndrews & Forbes Tax Sharing Agreement for all such taxable periods through and including March 25, 2004 for amounts determined to be due as a result of a redetermination arising from an audit or otherwise, equal to the taxes that Revlon or Products Corporation would otherwise have had to pay if it were to have filed separate federal, state or local income tax returns for such periods.
Following the closing of the 2004 Revlon Exchange Transactions, Revlon became the parent of a new consolidated group for federal income tax purposes and Products Corporation's federal taxable income and loss are included in such group's consolidated tax returns. Accordingly, Revlon and Products Corporation entered into a tax sharing agreement (the "Revlon Tax Sharing Agreement") pursuant to which Products Corporation is required to pay to Revlon amounts equal to the taxes that Products Corporation would otherwise have had to pay if Products Corporation were to file separate federal, state or local income tax returns, limited to the amount, and payable only at such times, as Revlon will be required to make payments to the applicable taxing authorities.
There were no federal tax payments or payments in lieu of taxes from Revlon to Revlon Holdings pursuant to the MacAndrews & Forbes Tax Sharing Agreement in 2016 or 2015 with respect to periods covered by the MacAndrews & Forbes Tax Sharing Agreement, and the Company expects that there will not be any such payments in 2017. During 2016, there were no federal tax payments from Products Corporation to Revlon pursuant to the Revlon Tax Sharing Agreement with respect to 2016 or 2015. During 2015, there were no federal tax payments from Products Corporation to Revlon pursuant to the Revlon Tax Sharing Agreement with respect to 2015. The Company expects that there will be no federal tax payments from Products Corporation to Revlon pursuant to the Revlon Tax Sharing Agreement during 2017 with respect to 2016.
Pursuant to the asset transfer agreement referred to in Note 22, “Related Party Transactions - Transfer Agreements,” Products Corporation assumed all tax liabilities of Revlon Holdings other than (i) certain income tax liabilities arising prior to January 1, 1992 to the extent such liabilities exceeded the reserves on Revlon Holdings' books as of January 1, 1992 or were not of the nature reserved for and (ii) other tax liabilities to the extent such liabilities are related to the business and assets retained by Revlon Holdings.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

17. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as of December 31, 2016 are as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post-retirement Benefits	Deferred Gain (Loss) - Hedging	Other	Accumulated Other Comprehensive Loss
Balance at January 1, 2014	$19.2	$(170.5)	$1.5	$—	$(149.8)
Currency translation adjustment, net of tax of $2.1 million	(24.6)	—	—	—	(24.6)
Amortization of pension related costs, net of tax of $(0.1) million(a)	—	4.5	—	—	4.5
Pension re-measurement, net of tax of $42.0 million	—	(69.6)	—	—	(69.6)
Revaluation of derivative financial instrument, net of tax of $2.3 million(b)	—	—	(3.7)	—	(3.7)
Other	—	0.3	—	(0.3)	—
Balance at December 31, 2014	(5.4)	(235.6)	(2.2)	(0.3)	(243.2)
Currency translation adjustment, net of tax of $5.1 million	(18.1)	—	—	—	(18.1)
Amortization of pension related costs, net of tax of $(1.3) million(a)	—	7.2	—	—	7.2
Pension re-measurement, net of tax of $3.3 million	—	(6.9)	—	—	(6.9)
Settlement of certain pension liabilities, net of tax of $(3.7) million(b)	—	17.3	—	—	17.3
Revaluation of derivative financial instrument, net of amounts reclassified into earnings and tax of $1.0 million(c)	—	—	(1.6)	—	(1.6)
Balance at December 31, 2015	$(23.5)	$(217.7)	$(3.8)	$(0.3)	$(245.3)
Currency translation adjustment, net of tax of $(1.1) million	(0.5)	—	—	—	(0.5)
Amortization of pension related costs, net of tax of $(1.3) million(a)	—	7.6	—	—	7.6
Pension re-measurement, net of tax of $4.1 million	—	(14.3)	—	—	(14.3)
Revaluation of derivative financial instrument, net of amounts reclassified into earnings and tax of $(0.5) million(b)	—	—	0.8	—	0.8
Other comprehensive (loss) income	(0.5)	(6.7)	0.8	—	(6.4)
Balance at December 31, 2016	$(24.0)	$(224.4)	$(3.0)	$(0.3)	$(251.7)

(a)
Amounts represent the change in accumulated other comprehensive loss as a result of the amortization of actuarial losses (gains) arising during each year related to the Company’s pension and other post-retirement plans. See Note 14, “Pension and Post-retirement Benefits,” for further discussion of the Company’s pension and other post-retirement plans.

(b)
Represents the after-tax effective portion of the changes in fair value of the Company’s 2013 Interest Rate Swap, net of amounts reclassified into earnings during 2016 and 2015. See Note 13, "Financial Instruments," for further discussion of the 2013 Interest Rate Swap.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

As shown above, other comprehensive income includes changes in the fair value of the 2013 Interest Rate Swap. A rollforward of the amounts reclassified out of accumulated other comprehensive loss into earnings as of December 31, 2016 are as follows:

2013 Interest Rate Swap
Beginning accumulated losses at December 31, 2015	$(3.8)
Reclassifications into earnings (net of $1.6 million tax expense)(a)	2.7
Change in fair value (net of $1.1 million tax benefit)	(1.9)
Ending accumulated losses at December 31, 2016	$(3.0)

(a)	Reclassified to interest expense.
A rollforward of the amounts reclassified out of accumulated other comprehensive loss into earnings as of December 31, 2015 are as follows:

2013 Interest Rate Swap
Beginning accumulated losses at December 31, 2014	$(2.2)
Reclassifications into earnings (net of $1.0 million tax expense)(a)	1.6
Change in fair value (net of $2.0 million tax benefit)	(3.2)
Ending accumulated losses at December 31, 2015	$(3.8)

(a)	Reclassified to interest expense.
There were no amounts reclassified into earnings during 2014.

18. SEGMENT DATA AND RELATED INFORMATION
Operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the Company's “Chief Executive Officer”) in deciding how to allocate resources and in assessing the Company's performance. As a result of the similarities in the procurement, manufacturing and distribution processes for the Company’s products, much of the information provided in the Consolidated Financial Statements, and provided in the segment table below, is similar to, or the same as, that reviewed on a regular basis by the Company's Chief Executive Officer. As of December 31, 2016, and since the Elizabeth Arden Acquisition Date, the Elizabeth Arden organization has continued to operate and be evaluated on a stand-alone basis.
At December 31, 2016, the Company’s operations are organized into the following reportable segments:

•
Consumer - The Company’s Consumer segment is comprised of products that are marketed, distributed and sold in large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, the Internet/e-commerce, television shopping, department stores, one-stop shopping beauty retailers, specialty cosmetic stores and perfumeries in the U.S. and internationally under brands such as Revlon, Almay, SinfulColors and Pure Ice in cosmetics; Revlon ColorSilk in women’s hair color; Revlon in beauty tools; and Mitchum in anti-perspirant deodorants. The Consumer segment also includes a skin care line under the Natural Honey brand and hair color line under the Llongueras brand (licensed from a third party), that are sold in large volume retailers and other retailers, primarily in Spain. In October 2015 and in May 2016, the Company completed the Cutex U.S. Acquisition and the Cutex International Acquisition and the results of operations relating to the sales of Cutex nail care products are included within the Consumer segment.

•
Professional - The Company’s Professional segment markets, distributes and sells professional products primarily to hair and nail salons and professional salon distributors in the U.S. and internationally under brands such as Revlon Professional in hair color, hair care and hair treatments; CND in nail polishes and nail enhancements, including CND Shellac and CND Vinylux nail polishes; and American Crew in men’s grooming products. The Professional segment also includes a multi-cultural hair care line consisting of Creme of Nature hair care products, which are sold in both professional salons and in large volume retailers and other retailers, primarily in the U.S.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

•
Elizabeth Arden - The Elizabeth Arden segment markets, distributes and sells fragrances, skin care and color cosmetics to prestige retailers, specialty stores, the mass retail channel, distributors, perfumeries, department stores, boutiques, travel retailers and other retailers in the U.S. and internationally, as well as direct sales to consumers via its Elizabeth Arden Red Door branded retail stores, Elizabeth Arden.com e-commerce business and Elizabeth Arden Red Door spa beauty salons and spas under brands such as Skin Illuminating, SUPERSTART, Prevage, Eight Hour Cream, Elizabeth Arden Ceramide and Visible Difference in the Elizabeth Arden skin care brands; Elizabeth Arden Red Door, Elizabeth Arden 5th Avenue, Elizabeth Arden Green Tea and UNTOLD in Elizabeth Arden fragrances; Juicy Couture, John Varvatos and Wildfox Couture in designer fragrances; and Curve, Elizabeth Taylor, Britney Spears, Christina Aguilera, Halston, Ed Hardy, Geoffrey Beene, Alfred Sung, Giorgio Beverly Hills, Lucky Brand, PS Fine Cologne for Men, White Shoulders and Jennifer Aniston in heritage fragrances.

•
Other - The Other segment includes the operating results of the CBB business and related purchase accounting for the CBB Acquisition. CBB develops, markets and distributes fragrances and other beauty products under various celebrity, lifestyle and fashion brands licensed from third parties, principally through department stores and selective distribution in international territories. The results included within the Other segment are not material to the Company’s consolidated results of operations.

The Company's management evaluates segment profit, which is defined as income from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses, for each of the Company's reportable segments. Segment profit also excludes unallocated corporate expenses and the impact of certain items that are not directly attributable to the reportable segments' underlying operating performance, which includes the impacts of: (i) restructuring and related charges; (ii) acquisition and integration costs; (iii) deferred compensation related to the accounting for the CBB Acquisition; (iv) costs of sales resulting from a fair value adjustment to inventory acquired in acquisitions; (v) charges related to the Elizabeth Arden 2016 Business Transformation Program; (vi) costs of sales resulting from a fair value adjustment to inventory acquired in the Elizabeth Arden Acquisition; (vii) impairment charges; and (viii) pension lump sum settlement charges. Such items are shown below in the table reconciling segment profit to consolidated income from continuing operations before income taxes. Unallocated corporate expenses primarily include general and administrative expenses related to the corporate organization. These expenses are recorded in unallocated corporate expenses, as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. The Company does not have any material inter-segment sales.
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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The following table is a comparative summary of the Company’s net sales and segment profit by reportable segment for each of 2016, 2015, and 2014. In the table below, certain prior period amounts have been reclassified to conform to the presentation for 2016.

	Twelve Months Ended December 31,
	2016	2015		2014
Segment Net Sales:
Consumer	$1,389.8	$1,414.8		$1,438.3
Professional	476.5	471.1		502.7
Elizabeth Arden	441.4	—		—
Other	26.3	28.4		—
Total	$2,334.0	$1,914.3		$1,941.0

Segment Profit:
Consumer	$349.2	$360.2		$339.4
Professional	99.4	103.9		104.8
Elizabeth Arden	68.2	—		—
Other	(2.7)	1.4		—
Total	$514.1	$465.5		$444.2

Reconciliation:
Segment Profit	$514.1	$465.5		$444.2
Less:
Unallocated corporate expenses(a)	89.4	79.0		59.2
Depreciation and amortization	123.2	103.2	—	102.6
Non-cash stock compensation expense	6.4	5.1		5.5
Non-Operating items:
Restructuring and related charges	36.8	11.6		22.6
Acquisition and integration costs	43.2	8.0		6.4
Elizabeth Arden 2016 Business Transformation Program	2.6	—	—	—
Elizabeth Arden inventory purchase accounting adjustment, cost of sales	20.7	—	—	—
Inventory purchase accounting adjustment, cost of sales	0.2	0.9		2.6
Pension Lump sum settlement	—	20.7		—
Impairment charge	23.4	9.7		—
Deferred Compensation related to CBB Acquisition	3.5	2.5		—
Operating Income	164.7	224.8		245.3
Less:
Interest Expense	105.2	83.3		84.4
Amortization of debt issuance costs	6.8	5.7		5.5
Loss on early extinguishment of debt	16.9	—		2.0
Foreign currency losses, net	18.5	15.7		25.0
Miscellaneous, net	(0.6)	0.4		1.2
Income from continuing operations before income taxes	$17.9	$119.7		$127.2

(a)
During the second quarter of 2015, the Company removed pension-related costs for its U.S. qualified defined benefit pension plans from the measurement of its operating segment results. As a result, $8.2 million of pension-related costs were reclassified from the measurement of Consumer segment profit and included as a component of unallocated corporate expenses for 2014.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

As of December 31, 2016, after giving effect to the Elizabeth Arden Acquisition, the Company had operations established in 26 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold. Walmart and its affiliates worldwide accounted for approximately 17%, 18% and 16% of the Company’s worldwide net sales in 2016, 2015 and 2014, respectively, and such sales are primarily included within the net sales of the Consumer segment.

	Year Ended December 31,
	2016		2015		2014
Geographic area:
Net sales:
United States	$1,271.2	54%	$1,043.7	55%	$1,021.9	53%
International	1,062.8	46%	870.6	45%	919.1	47%
	$2,334.0		$1,914.3		$1,941.0

	December 31, 2016		December 31, 2015
Long-lived assets, net:
United States	$1,494.3	85%	$854.7	79%
International	255.4	15%	232.4	21%
	$1,749.7		$1,087.1

	Year Ended December 31,
	2016		2015		2014
Classes of similar products:
Net sales:
Color cosmetics	$998.3	43%	$1,022.4	53%	$1,030.1	53%
Hair care	544.3	23%	522.1	27%	541.7	28%
Fragrance	408.4	17%	80.8	4%	54.1	3%
Beauty care	294.4	13%	277.5	15%	299.7	15%
Skin care	88.6	4%	11.5	1%	15.4	1%
	$2,334.0		$1,914.3		$1,941.0

19. COMMITMENTS AND CONTINGENCIES
Products Corporation currently leases facilities for executive offices, warehousing, research and development and sales operations and leases various types of equipment under operating and capital lease agreements. Rental expense was $18.5 million, $18.6 million and $26.6 million for 2016, 2015 and 2014 and, respectively. Minimum rental commitments under all non-cancelable leases, including those pertaining to idled facilities, are presented in the following table:

Minimum Rental Commitments	Total	2017	2018	2019	2020	2021	Thereafter
Capital leases	$3.5	$1.9	$1.0	$0.5	$0.1	$—	$—
Operating leases	216.0	38.9	34.7	30.0	21.8	20.0	70.6

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
By Order dated August 4, 2016, all five cases were consolidated by the Court into a Consolidated Amended Class Action. Thereafter, on August 11, 2016 a Consolidated Amended Class Action Complaint was filed, seeking to enjoin defendants from consummating the Merger and/or from soliciting shareholder votes. To the extent that the Merger was consummated, the Consolidated Amended Class Action Complaint seeks to rescind the Merger or recover rescissory or other compensatory damages, along with costs and fees. The grounds for relief set forth in the Consolidated Amended Class Action Complaint in large part track those grounds as asserted in the five individual complaints, as previously disclosed. Class counsel advised that post consummation of the Merger they were going to file a Second Consolidated Amended Class Action Complaint. The Second Consolidated Amended Class Action Complaint (which superseded the Consolidated Amended Class Action Complaint) was ultimately filed on or about January 26, 2017. Like the Consolidated Amended Class Action complaint, the grounds for relief set forth in the Second Consolidated Amended Class Action Complaint in large part track those grounds as asserted in the five individual complaints.
The Company believes the allegations contained in the Second Consolidated Amended Class Action Complaint are without merit and intends to vigorously defend against them. Additional lawsuits arising out of or relating to the Elizabeth Arden Merger Agreement or the Merger may be filed in the future.
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

20. RELATED PARTY TRANSACTIONS
As of December 31, 2016, MacAndrews & Forbes beneficially owned approximately 77% of Revlon's Class A Common Stock representing approximately 77% of Revlon’s outstanding shares of voting capital stock. Revlon in turn directly owns all 5,260 outstanding shares of Products Corporation's common stock. As a result, MacAndrews & Forbes is able to elect the entire Board of Directors of Revlon and Products Corporation and control the vote on all matters submitted to a vote of Revlon's and Products Corporation's stockholders. MacAndrews & Forbes is wholly-owned by Ronald O. Perelman, Chairman of Revlon’s and Products Corporation's Board of Directors.
Transfer Agreements
In June 1992, Revlon and Products Corporation entered into an asset transfer agreement with Revlon Holdings LLC, a Delaware limited liability company and formerly a Delaware corporation known as Revlon Holdings Inc. ("Revlon Holdings"), and which is an affiliate and an indirect wholly-owned subsidiary of MacAndrews & Forbes, and certain of Revlon Holdings’ wholly-owned subsidiaries. Revlon and Products Corporation also entered into a real property asset transfer agreement with Revlon Holdings. Pursuant to such agreements, in June 1992, Revlon Holdings transferred certain assets to Products Corporation and Products Corporation assumed all of the liabilities of Revlon Holdings, other than certain specifically excluded assets and liabilities (the liabilities excluded are referred to as the "Excluded Liabilities"). Certain consumer products lines sold in demonstrator-assisted retailers considered not integral to the Company's business and that historically had not been profitable and certain other assets and liabilities were retained by Revlon Holdings. Revlon Holdings agreed to indemnify Revlon and Products Corporation against

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

losses arising from the Excluded Liabilities, and Revlon and Products Corporation agreed to indemnify Revlon Holdings against losses arising from the liabilities assumed by Products Corporation. The amounts reimbursed by Revlon Holdings to Products Corporation for the Excluded Liabilities was $0.5 million, $0.3 million and $0.2 million for 2016, 2015 and 2014, respectively. A receivable balance of nil and $0.2 million from MacAndrews & Forbes was included within prepaid expenses and other in the Company’s Consolidated Balance Sheets for transactions subject to the Transfer Agreements, at December 31, 2016 and 2015, respectively.
Reimbursement Agreements
Revlon, Products Corporation and MacAndrews & Forbes Inc. (a wholly-owned subsidiary of MacAndrews & Forbes) have entered into reimbursement agreements (the "Reimbursement Agreements") pursuant to which: (i) MacAndrews & Forbes is obligated to provide (directly or through its affiliates) certain professional and administrative services, including, without limitation, employees, to the Company, and to purchase services from third party providers, such as insurance, legal, accounting and air transportation services, on behalf of the Company, to the extent requested by Products Corporation; and (ii) Products Corporation is obligated to provide certain professional and administrative services, including, without limitation, employees, to MacAndrews & Forbes and to purchase services from third party providers, such as insurance, legal and accounting services, on behalf of MacAndrews & Forbes, to the extent requested by MacAndrews & Forbes, provided that in each case the performance of such services does not cause an unreasonable burden to MacAndrews & Forbes or Products Corporation, as the case may be.
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
Revlon and the Company participate in MacAndrews & Forbes' directors and officers liability insurance program (the “D&O Insurance Program”), as well as its other insurance coverages, such as property damage, business interruption, liability and other coverages, which cover Revlon and the Company, as well as MacAndrews & Forbes and its subsidiaries. The limits of coverage for certain of the policies are available on an aggregate basis for losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews & Forbes from time to time for their allocable portion of the premiums for such coverage or the Company pays the insurers directly, which premiums the Company believes are more favorable than the premiums that the Company would pay were it to secure stand-alone coverage. Any amounts paid by the Company directly to MacAndrews & Forbes in respect of premiums are included in the amounts paid under the Reimbursement Agreements.
The net activity related to services purchased under the Reimbursement Agreements during each 2016, 2015 and 2014 was $1.5 million, $2.1 million and $3.8 million, respectively, which primarily included partial payments made by the Company to MacAndrews & Forbes during the first quarter of 2016, 2015 and 2014 for premiums related to the Company's allocable portion of the 5-year renewal of the D&O Insurance Program for the period from January 31, 2012 through January 31, 2017 (which insurance coverage was renewed in January 2017 through January 2020). As of December 31, 2016 and December 31, 2015, a payable balance of $0.2 million and a receivable balance of $0.1 million, respectively, from MacAndrews & Forbes was included in the Company's Consolidated Balance Sheet for transactions subject to the Reimbursement Agreements.
Tax Sharing Agreements
As a result of a debt-for-equity exchange transaction completed in March 2004 (the “2004 Revlon Exchange Transactions”), as of March 25, 2004, Revlon, Products Corporation and their U.S. subsidiaries were no longer included in the MacAndrews & Forbes Group for U.S. federal income tax purposes. See Note 16, “Income Taxes,” for further discussion on these agreements and related transactions in 2016, 2015 and 2014.
Other
Pursuant to the terms of Mr. Delpani’s Transition and Separation Agreement and Release with Revlon and Products Corporation, dated March 1, 2016 (as amended on April 21, 2016), in April 2016, the Company (i) repurchased from Mr. Delpani 72,895 shares of Revlon Class A Common Stock (representing vested, formerly restricted shares that Revlon granted to Mr. Delpani) for an aggregate purchase price of $2.7 million, based on the $36.83 NYSE per share closing price of Revlon Class A Common Stock on April 20, 2016; and (ii) paid Mr. Delpani $1.6 million as consideration for canceling his 65,703 restricted shares of Revlon Class A Common Stock that were otherwis

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

e scheduled to vest on March 15, 2017. Mr. Delpani ceased employment with the Company on March 31, 2016 and ceased to serve as Director in June 2016.
Certain of Products Corporation’s debt obligations, including the 2016 Credit Agreements and Products Corporation's Senior Notes, have been, and may in the future be, supported by, among other things, guarantees from all of Products Corporation's domestic subsidiaries (subject to certain limited exceptions) and, for the 2016 Credit Agreements, guarantees from Revlon. The obligations under such guarantees are secured by, among other things, all of the capital stock of Products Corporation and, its domestic subsidiaries (subject to certain limited exceptions) and 66% of the capital stock of Products Corporation's and its domestic subsidiaries' first-tier foreign subsidiaries. See Note 11, “Long Term Debt,” for a discussion of the terms of the 2016 Credit Agreements and Senior Notes.
During 2016 and 2015, the Company engaged several companies in which MacAndrews & Forbes had a controlling interest to provide the Company with various ordinary course business services. These services included processing approximately $40.9 million and $32.9 million of coupon redemptions for the Company's retail customers for 2016 and 2015, respectively, for which the Company paid fees of approximately $0.4 million in both 2016 and 2015, and other similar advertising, coupon redemption and raw material supply services, for which the Company paid fees aggregating to less than $0.1 million in both 2016 and 2015. The Company believes that its engagement of each of these affiliates was on arm's length terms, taking into account each firm's expertise in its respective field, and that the fees paid were at least as favorable as those available from unaffiliated parties.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

21. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the Company’s unaudited quarterly results of operations for each of 2016 and 2015:

	Year Ended December 31, 2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$439.6	$488.9	$604.8	$800.7
Gross profit	285.7	317.4	361.4	452.4
Income (loss) from continuing operations, net of taxes(a)(b)	12.6	11.8	(3.0)	(32.2)
Income (loss) from discontinued operations, net of taxes(e)	0.4	(2.5)	(0.2)	(2.6)
Net income (loss)(a)(b)	13.0	9.3	(3.2)	(34.8)

	Year Ended December 31, 2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$438.5	$482.4	$471.5	$521.9
Gross profit	296.2	321.1	303.7	325.5
(Loss) Income from continuing operations, net of taxes(c)(d)	0.7	27.5	9.4	27.7
(Loss) from discontinued operations, net of taxes(e)	(0.1)	—	(1.7)	(1.4)
Net income (c)(d)	0.6	27.5	7.7	26.3

(a)
Income from continuing operations, net income and basic and diluted income per share for the fourth quarter of 2016 were unfavorably impacted by: (i) $31.7 million of restructuring charges related to the EA Integration Restructuring Charges (See Note 3, "Restructuring Charges"); and (ii) $16.7 million and $6.7 million of non-cash impairment charges on goodwill and intangible assets, respectively, within the Other reporting unit (see Note 8, "Goodwill and Intangible Assets, Net").

(b)
Income from continuing operations and net income for the third quarter of 2016 were unfavorably impacted by $33.5 million of acquisition and integration costs related to the Elizabeth Arden Acquisition and a $16.9 million loss on early extinguishment of debt related to debt refinancing actions. See Note 2, "Business Combinations," and Note 11, "Long Term Debt," for further discussion on the Elizabeth Arden Acquisition and debt refinancing actions, respectively.

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

(d)
Income from continuing operations and net income for the fourth quarter of 2015 were impacted by: (i) a $20.7 million pension lump sum settlement charge related to the accounting for a one-time cash lump sum payment, which requires that a portion of pension losses within accumulated other comprehensive loss be realized in the period that related pension liabilities are settled (see Note 14, "Pension and Post-retirement Benefits"); (ii) an increase in net income driven by the net reduction of the Company's deferred tax valuation allowance on its net deferred tax assets for certain foreign jurisdictions, which has been reflected in the provision for income taxes for 2015 (See Note 16, "Income Taxes"); (iii) a $9.7 million non-cash goodwill impairment charge related to the Global Color Brands reporting unit (see Note 8, "Goodwill and Intangible Assets"); and (iv) $9.5 million in restructuring charges related to the 2015 Efficiency Program (see Note 3, "Restructuring Charges").

(e)	(Loss) income from discontinued operations includes the results of the Company's former China operations within the Consumer segment (See Note 4, "Discontinued Operations").

22. GUARANTOR FINANCIAL INFORMATION

Products Corporation's 5.75% Senior Notes and 6.25% Senior Notes are fully and unconditionally guaranteed on a senior basis by the 5.75% Senior Notes Guarantors and the 6.25% Senior Notes Guarantors (together the "Guarantor Subsidiaries").

The following Condensed Consolidating Financial Statements present the financial information as of December 31, 2016 and December 31, 2015, and for the years ended December 31, 2016, 2015 and 2014 for (i) Products Corporation on a stand-alone basis, (ii) the Guarantor Subsidiaries on a stand-alone basis (iii) the subsidiaries of Products Corporation that do not guarantee

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Products Corporation's 5.75% Senior Notes and 6.25% Senior Notes (the "Non-Guarantor Subsidiaries") on a stand-alone basis; and (iv) Products Corporation, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis. The Condensed Consolidating Financial Statements are presented on the equity method, under which the investments in subsidiaries are recorded at cost and adjusted to the applicable share of the subsidiary's cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Balance Sheets
As of December 31, 2016
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$20.0	$34.3	$132.5	$—	$186.8
Trade receivables, less allowances for doubtful accounts	104.6	104.8	214.5	—	423.9
Inventories	96.8	150.5	177.3	—	424.6
Prepaid expenses and other	155.3	15.1	47.2	—	217.6
Intercompany receivables	790.1	635.7	127.8	(1,553.6)	—
Investment in subsidiaries	1,610.1	3.0	—	(1,613.1)	—
Property, plant and equipment, net	142.1	84.0	94.4	—	320.5
Deferred income taxes	26.2	(1.1)	111.0	—	136.1
Goodwill	188.7	251.7	249.1	—	689.5
Intangible assets, net	49.0	149.1	438.5	—	636.6
Other assets	50.8	29.4	22.9	—	103.1
Total assets	$3,233.7	$1,456.5	$1,615.2	$(3,166.7)	$3,138.7
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$—	$10.8	$—	$10.8
Current portion of long-term debt	18.0	—	0.1	—	18.1
Accounts payable	99.7	90.7	106.5	—	296.9
Accrued expenses and other	183.0	63.5	136.2	—	382.7
Intercompany payables	554.5	530.9	468.2	(1,553.6)	—
Long-term debt	2,662.6	—	0.5	—	2,663.1
Other long-term liabilities	222.7	20.3	30.9	—	273.9
Total liabilities	3,740.5	705.4	753.2	(1,553.6)	3,645.5
Stockholder’s deficiency	(506.8)	751.1	862.0	(1,613.1)	(506.8)
Total liabilities and stockholder’s deficiency	$3,233.7	$1,456.5	$1,615.2	$(3,166.7)	$3,138.7

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Balance Sheets
As of December 31, 2015
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$141.5	$93.0	$92.4	$—	326.9
Trade receivables, less allowances for doubtful accounts	79.7	44.5	120.7	—	244.9
Inventories	88.1	34.5	61.2	—	183.8
Prepaid expenses and other	136.9	3.3	30.5	—	170.7
Intercompany receivables	692.1	366.5	95.2	(1,153.8)	—
Investment in subsidiaries	591.0	16.3	—	(607.3)	—
Property, plant and equipment, net	124.8	28.1	62.4	—	215.3
Deferred income taxes	5.8	—	44.0	—	49.8
Goodwill	182.4	30.0	257.3	—	469.7
Intangible assets, net	56.6	156.7	104.7	—	318.0
Other assets	49.4	9.6	25.1	—	84.1
Total assets	$2,148.3	$782.5	$893.5	$(1,761.1)	$2,063.2
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$—	$11.3	$—	11.3
Current portion of long-term debt	29.9	—	0.1	—	30.0
Accounts payable	85.3	29.2	86.8	—	201.3
Accrued expenses and other	175.1	18.9	78.4	—	272.4
Intercompany payables	360.4	401.0	392.4	(1,153.8)	—
Long-term debt	1,783.2	—	0.5	—	1,783.7
Other long-term liabilities	206.0	0.8	49.3	—	256.1
Total liabilities	2,639.9	449.9	618.8	(1,153.8)	2,554.8
Stockholder’s deficiency	(491.6)	332.6	274.7	(607.3)	(491.6)
Total liabilities and stockholder’s deficiency	$2,148.3	$782.5	$893.5	$(1,761.1)	$2,063.2

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Twelve Months Ended December 31, 2016
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$826.6	$596.9	$919.4	$(8.9)	$2,334.0
Cost of sales	261.4	273.5	391.1	(8.9)	917.1
Gross profit	565.2	323.4	528.3	—	1,416.9
Selling, general and administrative expenses	467.0	245.1	439.5	—	1,151.6
Acquisition and integration costs	42.0	0.5	0.7	—	43.2
Restructuring charges and other, net	29.8	1.8	2.4	—	34.0
Impairment Charge	—	—	23.4	—	23.4
Operating income	26.4	76.0	62.3	—	164.7
Other expenses (income):					—
Intercompany interest, net	(7.9)	0.4	7.5	—	—
Interest expense	104.6	—	0.6	—	105.2
Amortization of debt issuance costs	6.8	—	—	—	6.8
Loss on early extinguishment of debt	16.9	—	—	—	16.9
Foreign currency (gains) losses, net	4.2	(1.5)	15.8	—	18.5
Miscellaneous, net	(56.5)	17.3	38.6	—	(0.6)
Other expenses (income), net	68.1	16.2	62.5	—	146.8
(Loss) income from continuing operations before income taxes	(41.7)	59.8	(0.2)	—	17.9
(Benefit from) provision for income taxes	(19.6)	40.3	8.0	—	28.7
(Loss) income from continuing operations	(22.1)	19.5	(8.2)	—	(10.8)
Loss from discontinued operations, net of taxes	—	—	(4.9)	—	(4.9)
Equity in income (loss) of subsidiaries	6.4	(9.5)	—	3.1	—
Net (loss) income	$(15.7)	$10.0	$(13.1)	$3.1	$(15.7)
Other comprehensive (loss) income	(6.4)	(3.6)	(1.8)	5.4	(6.4)
Total comprehensive (loss) income	$(22.1)	$6.4	$(14.9)	$8.5	$(22.1)

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Twelve Months Ended December 31, 2015
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$1,049.4	$340.4	$730.7	$(206.2)	$1,914.3
Cost of sales	466.0	129.4	278.6	(206.2)	667.8
Gross profit	583.4	211.0	452.1	—	1,246.5
Selling, general and administrative expenses	495.0	131.2	367.3	—	993.5
Acquisition and integration costs	7.1	—	0.9	—	8.0
Restructuring charges and other, net	6.6	0.4	3.5	—	10.5
Impairment Charge	9.7	—	—	—	9.7
Operating income	65.0	79.4	80.4	—	224.8
Other expenses (income):
Intercompany interest, net	(8.2)	(0.1)	8.3	—	—
Interest expense	82.5	—	0.8	—	83.3
Amortization of debt issuance costs	5.7	—	—	—	5.7
Foreign currency (gains) losses, net	0.4	(0.6)	15.9	—	15.7
Miscellaneous, net	(54.2)	(0.1)	54.7	—	0.4
Other expenses (income), net	26.2	(0.8)	79.7	—	105.1
Income (loss) from continuing operations before income taxes	38.8	80.2	0.7	—	119.7
Provision for income taxes	16.0	36.2	2.2	—	54.4
(Loss) income from continuing operations	22.8	44.0	(1.5)	—	65.3
Income (loss) from discontinued operations, net of taxes	—	—	(3.2)	—	(3.2)
Equity in income of subsidiaries	39.3	43.1	—	(82.4)	—
Net income (loss)	$62.1	$87.1	$(4.7)	$(82.4)	$62.1
Other comprehensive (loss) income	(2.1)	(1.5)	(18.8)	20.3	(2.1)
Total comprehensive income (loss)	$60.0	$85.6	$(23.5)	$(62.1)	$60.0

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Twelve Months Ended December 31, 2014
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$1,001.1	$356.8	$771.5	$(188.4)	$1,941.0
Cost of sales	430.5	146.9	279.3	(188.4)	668.3
Gross profit	570.6	209.9	492.2	—	1,272.7
Selling, general and administrative expenses	466.6	133.3	399.8	—	999.7
Acquisition and integration costs	6.4	—	—	—	6.4
Restructuring charges and other, net	2.9	3.3	15.1	—	21.3
Operating income	94.7	73.3	77.3	—	245.3
Other expenses (income):
Intercompany interest, net	(8.0)	(0.4)	8.4	—	—
Interest expense	83.6	0.1	0.7	—	84.4
Amortization of debt issuance costs	5.5	—	—	—	5.5
Loss on extinguishment of debt, net	2.0	—	—	—	2.0
Foreign currency (gains) losses, net	(3.1)	(0.1)	28.2	—	25.0
Miscellaneous, net	(48.0)	(8.2)	57.4	—	1.2
Other expenses (income), net	32.0	(8.6)	94.7	—	118.1
Income (loss) from continuing operations before income taxes	62.7	81.9	(17.4)	—	127.2
Provision for income taxes	85.8	(8.4)	3.8	—	81.2
(Loss) income from continuing operations	(23.1)	90.3	(21.2)	—	46.0
Income from discontinued operations, net of taxes	0.2	—	1.1	—	1.3
Equity in income of subsidiaries	70.2	1.5	—	(71.7)	—
Net income (loss)	$47.3	$91.8	$(20.1)	$(71.7)	$47.3
Other comprehensive (loss) income	(93.4)	9.3	(15.8)	6.5	(93.4)
Total comprehensive (loss) income	$(46.1)	$101.1	$(35.9)	$(65.2)	$(46.1)

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2016
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$85.1	$(56.8)	$85.9	$—	$114.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(38.6)	(5.4)	(15.3)	—	(59.3)
Business acquisitions, net of cash acquired	(993.2)	—	(35.5)	—	(1,028.7)
Proceeds from the sale of certain assets	0.1	0.4	—	—	0.5
Net cash used in investing activities	(1,031.7)	(5.0)	(50.8)	—	(1,087.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(11.1)	3.5	7.6	—	—
Prepayments under the Acquisition Term Loan	(15.1)	—	—	—	(15.1)
Prepayments under the 2011 Term Loan	(11.5)	—	—	—	(11.5)
Repayment of Acquisition Term Loan	(658.6)	—	—	—	(658.6)
Repayment of 2011 Term Loan	(651.4)	—	—	—	(651.4)
Borrowings under the 2016 Term Loan Facility	1,791.0	—	—	—	1,791.0
Repayments under the 2016 Term Loan Facility	(4.5)	—	—	—	(4.5)
Proceeds from the issuance of 6.25% Senior Notes	450.0	—	—	—	450.0
Payment of financing costs	(61.6)	—	—	—	(61.6)
Other financing activities	(2.1)	—	(0.4)	—	(2.5)
Net cash provided by financing activities	825.1	3.5	7.2	—	835.8
Effect of exchange rate changes on cash and cash equivalents	—	(0.4)	(2.2)	—	(2.6)
Net (decrease) increase in cash and cash equivalents	(121.5)	(58.7)	40.1	—	(140.1)
Cash and cash equivalents at beginning of period	141.5	93.0	92.4	—	326.9
Cash and cash equivalents at end of period	$20.0	$34.3	$132.5	$—	$186.8

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

Item 16. Form 10-K Summary
None.

SCHEDULE II

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2016, 2015 and 2014
(dollars in millions)

	Balance at Beginning of Year	Charged to Cost and Expenses	Other Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
2016	$10.5	$2.2	$(1.6)	$11.1
2015	9.3	2.8	(1.6)	10.5
2014	4.2	8.4	(3.3)	9.3

Allowance for Volume and Early Payment Discounts:
2016	$22.6	$80.1	$(79.7)	$23.0
2015	23.4	51.6	(52.4)	22.6
2014	12.1	84.7	(73.4)	23.4

Allowance for Sales Returns:
2016	$39.3	$64.5	$(56.6)	$47.2
2015	45.4	48.5	(54.6)	39.3
2014	53.1	64.3	(72.0)	45.4

S I G N A T U R E S
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 3, 2017

Revlon Consumer Products Corporation
(Registrant)

By: /s/ Fabian T. Garcia	By: /s/ Juan R. Figuereo	By: /s/ Siobhan Anderson
Fabian T. Garcia	Juan R. Figuereo	Siobhan Anderson
President,	Chief Financial Officer	Senior Vice President,
Chief Executive Officer and		Chief Accounting Officer,
Director		Corporate Controller, Treasurer
and Investor Relations

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant on March 3, 2017 and in the capacities indicated.

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