Form 10-Q
period 2017-03-31
REVLON CONSUMER PRODUCTS CORP
filed 2017-05-05
CIK 890547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock was 5,260 as of March 31, 2017, all of which were held by one affiliate, Revlon, Inc.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$121.5	$186.8
Trade receivables, less allowance for doubtful accounts of $11.8 and $11.1 as of March 31, 2017 and December 31, 2016, respectively	375.7	423.9
Inventories	453.1	424.6
Prepaid expenses and other	106.7	84.9
Receivable from Revlon, Inc.	136.4	132.7
Total current assets	1,193.4	1,252.9
Property, plant and equipment, net of accumulated depreciation of $342.6 and $304.7 as of March 31, 2017 and December 31, 2016, respectively	322.7	320.5
Deferred income taxes	179.9	136.1
Goodwill	701.9	689.5
Intangible assets, net of accumulated amortization of $97.1 and $84.8 as of March 31, 2017 and December 31, 2016, respectively	611.8	636.6
Other assets	108.2	103.1
Total assets	$3,117.9	$3,138.7

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current liabilities:
Short-term borrowings	$11.4	$10.8
Current portion of long-term debt	59.0	18.1
Accounts payable	301.9	296.9
Accrued expenses and other	346.0	382.7
Total current liabilities	718.3	708.5
Long-term debt	2,660.6	2,663.1
Long-term pension and other post-retirement plan liabilities	185.9	184.1
Other long-term liabilities	84.1	89.8
Stockholder’s deficiency:
RCPC preferred stock, par value $1.00 per share; 1,000 shares authorized; 546 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	54.6	54.6
Common Stock, par value $1.00 per share; 10,000 shares authorized; 5,260 shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Additional paid-in capital	966.1	964.4
Accumulated deficit	(1,309.9)	(1,274.1)
Accumulated other comprehensive loss	(241.8)	(251.7)
Total stockholder’s deficiency	(531.0)	(506.8)
Total liabilities and stockholder’s deficiency	$3,117.9	$3,138.7

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(dollars in millions)

	Three Months Ended March 31,
	2017	2016

Net sales	$594.9	$439.6
Cost of sales	265.1	153.9
Gross profit	329.8	285.7
Selling, general and administrative expenses	351.2	245.8
Acquisition and integration costs	17.5	0.5
Restructuring charges and other, net	1.2	1.3
Operating (loss) income	(40.1)	38.1
Other expenses, net:
Interest expense	35.0	21.0
Amortization of debt issuance costs	2.2	1.5
Foreign currency gains, net	(4.3)	(3.4)
Miscellaneous, net	1.2	0.3
Other expenses, net	34.1	19.4
(Loss) income from continuing operations before income taxes	(74.2)	18.7
(Benefit from) provision for income taxes	(38.1)	6.1
(Loss) income from continuing operations, net of taxes	(36.1)	12.6
Income from discontinued operations, net of taxes	0.3	0.4
Net (loss) income	$(35.8)	$13.0
Other comprehensive income:
Foreign currency translation adjustments, net of tax (a)	4.7	2.7
Amortization of pension related costs, net of tax (b)(c)	2.0	1.8
Pension curtailment gain, net of tax(d)	2.6	—
Reclassification into earnings of accumulated losses from the de-designated 2013 Interest Rate Swap, net of tax(e)	0.6	—
Revaluation of derivative financial instruments, net of reclassifications into earnings, net of tax(f)	—	(0.9)
Other comprehensive income, net	9.9	3.6
Total comprehensive (loss) income	$(25.9)	$16.6

(a)	Net of tax expense of $1.0 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.

(b)	Net of tax expense of $0.4 million and $0.3 million for three months ended March 31, 2017 and 2016, respectively.

(c)
This other comprehensive (loss) income component is included in the computation of net periodic benefit (income) costs. See Note 11, “Pension and Post-Retirement Benefits,” for additional information regarding net periodic benefit (income) costs.

(d)	Net of tax expense of $0.3 million for the three months ended March 31, 2017.

(e)	Net of tax benefit of $0.4 million for the three months ended March 31, 2017.

(f)	Net of tax benefit of $0.5 million for the three months ended March 31, 2016.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDER’S DEFICIENCY
(dollars in millions)

	Preferred Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder’s Deficiency

Balance, January 1, 2017	$54.6	$964.4	$(1,274.1)	$(251.7)	$(506.8)
Stock-based compensation amortization		1.7			1.7
Net loss			(35.8)		(35.8)
Other comprehensive income, net (a)				9.9	9.9
Balance, March 31, 2017	$54.6	$966.1	$(1,309.9)	(241.8)	$(531.0)

(a)	See Note 13, “Accumulated Other Comprehensive Loss,” regarding the changes in the accumulated balances for each component of other comprehensive loss during the three months ended March 31, 2017.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(35.8)	$13.0
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	37.1	25.9
Foreign currency gains from re-measurement	(4.7)	(4.2)
Amortization of debt discount	0.3	0.4
Stock-based compensation amortization	1.7	2.2
(Benefit from) provision for deferred income taxes	(38.1)	2.0
Amortization of debt issuance costs	2.2	1.5
Loss on sale of certain assets	0.4	0.2
Pension and other post-retirement income	(0.1)	(0.3)
Change in assets and liabilities, net of acquisitions:
Decrease (increase) in trade receivables	52.0	(23.1)
Increase in inventories	(24.9)	(23.9)
Increase in prepaid expenses and other current assets	(23.6)	(19.5)
Increase (decrease) in accounts payable	5.6	(13.6)
Decrease in accrued expenses and other current liabilities	(43.8)	(47.4)
Pension and other post-retirement plan contributions	(1.9)	(1.9)
Purchases of permanent displays	(10.2)	(10.5)
Other, net	(1.8)	(0.6)
Net cash used in operating activities	(85.6)	(99.8)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15.4)	(7.4)
Proceeds from the sale of certain assets	—	0.4
Net cash used in investing activities	(15.4)	(7.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(3.4)	(10.6)
Net borrowings under the 2016 Revolving Credit Facility	40.9	—
Repayments under the 2016 Term Loan Facility	(4.5)	—
Repayments under the Old Acquisition Term Loan	—	(13.4)
Prepayments under the 2011 Term Loan	—	(11.5)
Payment of financing costs	(0.8)	—
Tax withholdings related to net share settlements of restricted stock units and awards	(1.4)	(2.6)
Other financing activities	(0.4)	(0.9)
Net cash provided by (used in) financing activities	30.4	(39.0)
Effect of exchange rate changes on cash and cash equivalents	5.3	1.1
Net decrease in cash and cash equivalents	(65.3)	(144.7)
Cash and cash equivalents at beginning of period	186.8	326.9
Cash and cash equivalents at end of period	$121.5	$182.2
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$49.4	$27.8
Income taxes, net of refunds	$2.4	$2.0

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Item 1. Financial Statements

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revlon Consumer Products Corporation ("Products Corporation" and together with its subsidiaries, including Elizabeth Arden, Inc. ("Elizabeth Arden"), "the Company") is the direct wholly-owned operating subsidiary of Revlon, Inc. ("Revlon"). Revlon is an indirect majority-owned subsidiary of MacAndrews & Forbes Incorporated (together with certain of its affiliates other than the Company and Revlon, "MacAndrews & Forbes"), a corporation wholly-owned by Ronald O. Perelman. The Company is a leading global beauty company with an iconic portfolio of brands. The Company develops, manufactures, markets, distributes and sells an extensive array of color cosmetics, hair color, hair care and hair treatments, fragrances, skin care, beauty tools, men’s grooming products, anti-perspirant deodorants and other beauty care products across a variety of distribution channels. The Company is building a combined organization that is entrepreneurial, agile and boldly creative, with a passion for beauty. The Company has strategic brand builders developing a diverse portfolio of iconic brands that delight consumers around the world wherever and however they shop for beauty. The Company strives to be an ethical company that values inclusive leadership and is committed to sustainable and responsible growth. The Company operates in four reporting segments: the consumer division (“Consumer”); Elizabeth Arden; the professional division (“Professional”); and Other. The Company’s principal customers for its products in the Consumer segment include large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, the Internet/e-commerce, television shopping, department stores, one-stop shopping beauty retailers, specialty cosmetics stores and perfumeries in the U.S. and internationally. The Company's principal customers for its products in the Elizabeth Arden segment include prestige retailers, the mass retail channel, perfumeries, boutiques, department and specialty stores, travel retailers and distributors, as well as direct sales to consumers via Elizabeth Arden branded retail stores and e-commerce business. Elizabeth Arden products are also sold through the Elizabeth Arden Red Door Spa beauty salons and spas. The Company's principal customers for its products in the Professional segment include hair and nail salons and distributors to professional salons in the U.S. and internationally. The Other segment primarily includes the operating results of the CBBeauty Group and certain of its related entities, which the Company acquired in April 2015 (collectively "CBB" and such transaction, the "CBB Acquisition"). CBB develops, manufactures, markets and distributes fragrances and other beauty products under a variety of celebrity, lifestyle and fashion brands licensed from third parties, principally through department stores and selective distribution in international territories.
The accompanying Consolidated Financial Statements are unaudited. In management's opinion, all adjustments necessary for a fair presentation have been made. The Consolidated Financial Statements include the Company's accounts after the elimination of all material intercompany balances and transactions.
The preparation of the Company's Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Consolidated Financial Statements in the period they are determined to be necessary. Significant estimates made in the accompanying Consolidated Financial Statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, trade support costs, certain assumptions related to the valuation of acquired intangible and long-lived assets and the recoverability of goodwill, intangible and long-lived assets, income taxes, including deferred tax valuation allowances and reserves for estimated tax liabilities, restructuring costs, certain estimates and assumptions used in the calculation of the net periodic benefit (income) costs and the projected benefit obligations for the Company’s pension and other post-retirement plans, including the expected long-term return on pension plan assets and the discount rate used to value the Company’s pension benefit obligations. The Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in Products Corporation's Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 3, 2017 (the "2016 Form 10-K").
The Company's results of operations and financial position for interim periods are not necessarily indicative of those to be expected for the full year.
Certain prior year amounts in the Consolidated Financial Statements have been reclassified to conform to the current period's presentation.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies certain aspects of accounting for share-based payment transactions, including transactions in which an employee uses shares to satisfy the employer’s minimum statutory income tax withholding obligation, forfeitures and income taxes when awards vest or are settled. The Company adopted ASU No. 2016-09 beginning on January 1, 2017 and the adoption of this new guidance did not have a material impact on the Company’s results of operations, financial condition and/or financial statement disclosures. The adoption of ASU No. 2016-09 resulted in tax withholdings related to net share settlements of restricted stock units and awards in the amount of $2.6 million, previously reported in the Unaudited Consolidated Statement of Cash Flows for the first quarter of 2016 as a component of cash flows from operating activities, to be reclassified as a component of cash flows from financing activities.
In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which simplifies the subsequent measurement of inventories by requiring inventory to be measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company adopted ASU No. 2015-11 beginning on January 1, 2017 and the adoption of this new guidance did not have a material impact on the Company’s results of operations, financial condition and/or financial statement disclosures.

Recently Issued Accounting Pronouncements
In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which changes the way that employers present net periodic pension cost ("NPPC") and net periodic postretirement benefit cost ("NPPBC") within the income statement. The amendment requires an employer to present the service cost component of NPPC and NPPBC in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. The other components of NPPC and NPPBC would be presented separately from this line item and below any subtotal of operating income; companies will need to disclose the line items used to present these other components of NPPC and NPPBC, if not separately presented. In addition, only the service cost component would be eligible for capitalization in assets. This guidance is effective retrospectively for annual and quarterly periods beginning after December 15, 2017, with early adoption permitted. The Company expects to adopt ASU No. 2017-07 beginning as of January 1, 2018, and does not expect this new guidance will have a material impact on the Company’s results of operations, financial condition and/or financial statement disclosures.

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

In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business,” which further clarifies the definition of a business in an effort to assist entities in evaluating whether a set of transferred assets constitutes a business. Under this new guidance, if substantially all of the fair value of gross assets acquired is concentrated in a single asset or similar asset group, the set of transferred assets would not meet the definition of a business and no further evaluation is necessary. If this threshold is not met, the entity would then evaluate whether the set of transferred assets and activities meets the requirement that a business include, at a minimum, an input and a process that together have the ability to create an output. This guidance is effective for annual and quarterly periods beginning after December 15, 2017, with early adoption permitted. The Company expects to adopt ASU No. 2017-01 beginning as of January 1, 2018 and does not expect this new guidance will have an impact on the Company’s results of operations, financial condition and/or financial statement disclosures.

2. BUSINESS COMBINATIONS
The Elizabeth Arden Acquisition
On September 7, 2016 (the "Elizabeth Arden Acquisition Date"), the Company completed the acquisition of Elizabeth Arden,

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Inc. ("Elizabeth Arden" and the "Elizabeth Arden Acquisition") for a total cash purchase price of $1,034.3 million pursuant to an agreement and plan of merger (the "Merger Agreement") by and among Revlon, Products Corporation, RR Transaction Corp. ("Acquisition Sub," then a wholly-owned subsidiary of Products Corporation), and Elizabeth Arden. On the Elizabeth Arden Acquisition Date, Elizabeth Arden merged (the “Merger”) with and into Acquisition Sub, with Elizabeth Arden surviving the Merger as a wholly-owned subsidiary of Products Corporation. Elizabeth Arden is a global prestige beauty products company with an iconic portfolio of brands that are highly complementary to the Company's existing brand portfolio and are sold worldwide. In North America, Elizabeth Arden’s principal customers include prestige retailers, specialty stores, the mass retail channel, distributors, department stores and other retailers, as well as direct sales to consumers via its Elizabeth Arden Red Door branded retail stores and ElizabethArden.com e-commerce business. Elizabeth Arden products are also sold through the Elizabeth Arden Red Door Spa beauty salons and spas. Internationally, Elizabeth Arden’s portfolio of owned and licensed brands is sold to perfumeries, boutiques, department stores, travel retailers and distributors.
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

Elizabeth Arden's results of operations are included in the Company’s Consolidated Financial Statements commencing on the Elizabeth Arden Acquisition Date.

For the three months ended March 31, 2017 the Company incurred $17.2 million of acquisition and integration costs in the
Consolidated Statement of Operations and Comprehensive (Loss) Income, related to the Elizabeth Arden Acquisition, which consist of $0.3 million of acquisition costs and $16.9 million of integration costs. The acquisition costs primarily include legal and consulting fees to complete the Elizabeth Arden Acquisition. The integration costs consist of non-restructuring costs related to integrating Elizabeth Arden's operations into the Company's business.

Purchase Price Allocation
The Company accounted for the Elizabeth Arden Acquisition as a business combination during the third quarter of 2016. The table below summarizes the amounts recognized for assets acquired and liabilities assumed as of the Elizabeth Arden Acquisition Date, as well as adjustments made in the periods after the Elizabeth Arden Acquisition Date to the amounts initially recorded (the "Measurement Period Adjustments"). The effects of these Measurement Period Adjustments have been reflected in the Company's balance sheets as of December 31, 2016 and March 31, 2017, respectively, as each adjustment has been identified.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The total consideration of $1,034.3 million was recorded based on the respective estimated fair values of the net assets acquired on the Elizabeth Arden Acquisition Date with resulting goodwill, as follows:

	Estimated Fair Value as Previously Reported(a)	Measurement Period Adjustments	Estimated Fair Value as Adjusted
Cash	$41.1		$41.1
Accounts Receivable	132.6		132.6
Inventories	323.3		323.3
Prepaid expenses and other current assets	30.7		30.7
Property and equipment	91.2		91.2
Deferred taxes, net (b)	68.7	10.0	78.7
Intangible assets(c)	336.8	(15.4)	321.4
Goodwill	221.7	12.3	234.0
Other assets	16.6		16.6
Total assets acquired	$1,262.7	$6.9	$1,269.6
Accounts payable	(116.0)		(116.0)
Accrued expenses (d)	(109.3)	1.7	(107.6)
Other long-term liabilities(e)	(3.1)	(8.6)	(11.7)
Total liabilities acquired	$(228.4)	$(6.9)	$(235.3)
Total consideration transferred	$1,034.3	$—	$1,034.3
(a) As previously reported in Products Corporation's 2016 Form 10-K.

(b) The Measurement Period Adjustments to deferred taxes, net, related to net increases in deferred tax assets as a result of the changes to the estimated fair values and remaining useful lives of acquired trade name intangible assets and the recognition of non-qualified benefit plan obligations of Elizabeth Arden, as discussed further below.

(c) The Measurement Period Adjustments to intangible assets during the three months ended March 31, 2017 relate to a revised approach in the determination of the fair values for the acquired Elizabeth Arden trade names. During the first quarter of 2017, the Company obtained further clarity into the product portfolio acquired through the Elizabeth Arden Acquisition identifying that each brand has its own distinct profile, with its own defining attributes, as well as differing expected useful lives, which resulted in this revised approach. The Company valued the acquired trade names within the Elizabeth Arden product portfolio, including Visible Difference, Elizabeth Arden Ceramide, Prevage, Eight Hour Cream, Elizabeth Arden Red Door, Elizabeth Arden Green Tea, and Elizabeth Arden 5th Avenue. The Company determined the fair values of each acquired trade name using a risk-adjusted discounted cash flow approach, specifically the relief-from-royalty method. The relief-from-royalty method requires identifying the hypothetical cash flows generated by an assumed royalty rate that a third party would pay to license the trade names, and discounting them back to the Elizabeth Arden Acquisition Date. The royalty rate used in the valuation of each acquired trade name was based on a consideration of market rates for similar categories of assets.

The difference between the preliminary valuation of the Elizabeth Arden trade name and the sum of the fair values of the individual trade names within the Elizabeth Arden product portfolio resulted in an increase to goodwill of $15.4 million. As a result of the revised approach, the Company recognized amortization expense of approximately $1.8 million in its Unaudited Consolidated Statement of Operations and Comprehensive (Loss) Income during the first quarter of 2017 related to the amortization of the acquired trade names from the date of acquisition through December 31, 2016.

(d) The Measurement Period Adjustments to accrued expenses during the three months ended March 31, 2017 relate to changes in estimated payments for acquisition related costs.

(e) The Measurement Period Adjustments to other long-term liabilities during the three months ended March 31, 2017 relate to the recognition of the projected benefit obligation of a certain foreign non-qualified benefit plan of Elizabeth Arden.

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

The intangible assets acquired in the Elizabeth Arden Acquisition based on the estimate of the fair values of the identifiable intangible assets are as follows:

	As Previously Reported(a)				Adjusted
	Estimated Fair Values	Remaining Useful Life at the Elizabeth Arden Acquisition Date (in years)	Measurement Period Adjustments (b)		Estimated Fair Values	Remaining Useful Life at the Elizabeth Arden Acquisition Date (in years)
Trademarks, indefinite-lived	$142.0	Indefinite	$(103.0)		39.0	Indefinite
Trademarks, finite-lived	15.0	15.0	87.6		102.6	5 - 20
Technology	2.5	10.0	—		2.5	10.0
Customer relationships	123.0	16.0	—		123.0	16.0
License agreements	22.0	19.0	—		22.0	19.0
Distribution rights	31.0	18.0	—		31.0	18.0
Favorable lease commitments	1.3	3.0	—		1.3	3.0
Total acquired intangible assets	$336.8		$(15.4)	(b)	$321.4
(a) As previously reported in Products Corporation's 2016 Form 10-K.

(b) The Measurement Period Adjustments to the Elizabeth Arden acquired trade names resulted in a $15.4 million increase to goodwill.

The Company recorded a $54.8 million deferred tax liability related to the $321.4 million of acquired intangible assets outlined in the above table. This deferred tax liability represents the tax effect of the difference between the $321.4 million estimated assigned fair value of the intangible assets and the $148.6 million tax basis of such assets.

The goodwill and intangible assets acquired in the Elizabeth Arden Acquisition are not expected to be deductible for income tax purposes.

Unaudited Pro Forma Results

The following table presents the Company's pro forma consolidated net sales and income from continuing operations, before income taxes for the three months ended March 31, 2016, respectively. The unaudited pro forma results include the historical consolidated statements of operations of the Company and Elizabeth Arden, giving effect to the Elizabeth Arden Acquisition and related financing transactions as if they had occurred at the beginning of the earliest period presented.

Unaudited Pro Forma Results
Three Months Ended
March 31, 2016
Net sales	$631.5
Loss from continuing operations, before income taxes	$(17.7)

The pro forma results, prepared in accordance with U.S. GAAP, include the following pro forma adjustments related to the Elizabeth Arden Acquisition:

(i) a $0.6 million pro forma decrease in depreciation as a result of the preliminary fair value adjustments to property and equipment;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(ii) a $1.5 million pro forma increase in amortization expense of acquired finite-lived intangible assets recorded in connection with the Elizabeth Arden Acquisition for the three months ended March 31, 2016; and

(iii) a pro forma increase in interest expense and amortization of debt issuance costs, related to financing the Elizabeth Arden Acquisition and related debt restructuring transactions as summarized in the following table:

($ in millions)	March 31, 2016 (a)
Interest Expense
Pro forma interest on 2016 Senior Credit Facilities and 6.25% Senior Notes	$26.9
Reversal of Elizabeth Arden’s historical interest expense	(6.5)
Products Corporation's historical interest expense, as reflected in the historical consolidated financial statements	(12.5)
Total Adjustment for Pro Forma Interest Expense	$7.9
Debt issuance costs
Pro forma amortization of debt issuance costs	$1.9
Products Corporation's historical amortization of debt issuance costs, as reflected in the historical consolidated financial statements	(1.1)
Reversal of Elizabeth Arden’s historical amortization of debt issuance costs	(0.4)
Total Adjustment for Pro Forma Amortization of Debt Issuance Costs	$0.4

(a) 2016 pro forma adjustments are for the period January 1, 2016 through March 31, 2016.

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

3. RESTRUCTURING CHARGES
EA Integration Restructuring Program
In December 2016, in connection with integrating the Elizabeth Arden and Revlon organizations, the Company began the process of implementing certain integration activities, including consolidating offices, eliminating certain duplicative activities and streamlining back-office support (the “EA Integration Restructuring Program”). The EA Integration Restructuring Program is designed to reduce the Company’s SG&A expenses. As a result of the EA Integration Restructuring Program, the Company expects to eliminate approximately 350 positions worldwide.
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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

A summary of the restructuring and related charges incurred through March 31, 2017 in connection with the EA Integration Restructuring Program is presented in the following table:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Other	Total Restructuring Charges	Inventory Adjustments (a)	Other Related Charges(b)	Total Restructuring and Related Charges
Charges incurred through December 31, 2016	$31.5	$0.2	$31.7	$0.5	$2.3	$34.5
Charges incurred during the three months ended March 31, 2017	1.1	0.1	1.2	—	(0.1)	1.1
Cumulative charges incurred through March 31, 2017	$32.6	$0.3	$32.9	$0.5	$2.2	$35.6

(a) Inventory adjustments are recorded within cost of sales in the Company’s Consolidated Statement of Operations and Comprehensive (Loss) Income.
(b) Other restructuring related charges are recorded within SG&A in the Company’s Consolidated Statement of Operations and Comprehensive (Loss) Income.

A summary of the restructuring charges incurred through March 31, 2017 in connection with the EA Integration Restructuring Program by reportable segment is presented in the following table:

	Charges incurred during the three months ended	Cumulative Charges incurred through
	March 31, 2017	March 31, 2017
Elizabeth Arden	$1.5	$8.0
Consumer	(0.5)	3.7
Professional	0.2	5.8
Unallocated Corporate Expenses	—	15.4
Total	$1.2	$32.9

The Company expects that cash payments will total $65 million to $75 million in connection with the EA Integration Restructuring Charges, of which $5.1 million was paid in the three months ended March 31, 2017. The remaining balance is expected to be substantially paid by the end of 2020.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Restructuring Reserve
The related liability balance and activity for each of the Company's restructuring programs are presented in the following table:

				Utilized, Net
	Liability Balance at January 1, 2017	(Income) Expense, Net	Foreign Currency Translation	Cash	Non-cash	Liability Balance at March 31, 2017

EA Integration Restructuring Program:(a)
Employee severance and other personnel benefits	$31.5	$1.1	$—	$(3.7)	$—	$28.9
Other	3.0	—	—	(1.4)	(0.5)	1.1
2015 Efficiency Program:(c)
Employee severance and other personnel benefits	4.5	—	—	(0.6)	(0.1)	3.8
Other	0.2	—	—	—	—	0.2
Other immaterial actions: (b)
Employee severance and other personnel benefits	2.6	0.3	—	(0.5)	—	2.4
Other	1.0	0.1	—	(0.1)	—	1.0
Total restructuring reserve	$42.8	$1.5	$—	$(6.3)	$(0.6)	$37.4

(a) Includes $(0.1) million in other restructuring related charges that were reflected within SG&A in the Company’s March 31, 2017 Unaudited Consolidated Statement of Operations and Comprehensive (Loss) Income.

(b) Consists primarily of: $0.4 million in charges related to the program that Elizabeth Arden commenced prior to the Elizabeth Arden Acquisition to further align their organizational structure and distribution arrangements for the purpose of improving its go-to-trade capabilities and execution and to streamline their organization (the "Elizabeth Arden 2016 Business Transformation Program").

(c) In September 2015, the Company initiated certain restructuring actions to drive certain organizational efficiencies across the Company's Consumer and Professional segments (the "2015 Efficiency Program"). These actions are planned to occur through 2017 and are expected to reduce general and administrative expenses within the Consumer and Professional segments. Of the approximately $12.0 million total expected cash payments related to the 2015 Efficiency Program, $6.7 million was paid through March 31, 2017, with the remaining balance expected to be paid by the end of 2017. A summary of the restructuring and related charges incurred through March 31, 2017 in connection with the 2015 Efficiency Program by reportable segment is presented in the following table:

Cumulative Charges incurred through
March 31, 2017
Consumer	$6.4
Professional	3.7
Unallocated Corporate Expenses	0.7
Total	$10.8

At March 31, 2017 and 2016, all of the restructuring reserve balances were included within accrued expenses and other in the Company's Consolidated Balance Sheets.

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The results of the China discontinued operations are included within Loss from discontinued operations, net of taxes, and relate entirely to the Consumer segment. The summary comparative financial results of discontinued operations are as follows:

	Three Months Ended March 31,
	2017	2016
Net sales	$—	$—
Income from discontinued operations, before taxes	0.3	0.4
Provision for income taxes	—	—
Income from discontinued operations, net of taxes	0.3	0.4
Assets and liabilities of the China discontinued operations included in the Consolidated Balance Sheets consist of the following:

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$1.7	$1.7
Trade receivables, net	0.2	0.2
Total current assets	1.9	1.9
Total assets	$1.9	$1.9

Accounts payable	$0.5	$0.5
Accrued expenses and other	3.3	3.3
Total current liabilities	3.8	3.8
Total liabilities	$3.8	$3.8

5. INVENTORIES

	March 31, 2017	December 31, 2016
Raw materials and supplies	$90.2	$72.9
Work-in-process	12.5	33.5
Finished goods	350.4	318.2
	$453.1	$424.6

6. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following table presents the changes in goodwill by segment during the three months ended March 31, 2017:

	Consumer	Professional	Elizabeth Arden	Other	Total
Balance at January 1, 2017	$227.5	$240.3	$221.7	$—	$689.5
Measurement Period Adjustments(a)	—	—	12.3	—	12.3
Foreign currency translation adjustment	—	0.1	—	—	0.1
Balance at March 31, 2017	$227.5	$240.4	$234.0	$—	$701.9

Cumulative goodwill impairment charges(b)	$(9.7)	$—	$—	$(16.7)	$(26.4)

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

(a) Refer to Note 2, "Business Combinations," for more information on the Measurement Period Adjustments related to the Elizabeth Arden Acquisition.

(b) Cumulative goodwill impairment charges relate to impairments recognized in 2015 within the Consumer segment and in 2016 within the Other segment.

Intangible Assets, Net

The following tables present details of the Company's total intangible assets:

	March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and Licenses	$266.6	$(55.0)	$211.6	14
Customer relationships	248.3	(34.1)	214.2	14
Patents and Internally-Developed IP	20.7	(6.7)	14.0	8
Distribution rights	31.0	(1.0)	30.0	17
Other	1.3	(0.3)	1.0	2
Total finite-lived intangible assets	$567.9	$(97.1)	$470.8

Indefinite-lived intangible assets:
Trade Names	$141.0	$—	$141.0
Total indefinite-lived intangible assets	$141.0	$—	$141.0

Total intangible assets	$708.9	$(97.1)	$611.8

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and Licenses	$177.9	$(47.9)	$130.0	13
Customer relationships	247.6	(30.1)	217.5	14
Patents and Internally-Developed IP	20.3	(6.1)	14.2	8
Distribution rights	31.0	(0.5)	30.5	18
Other	$1.3	$(0.2)	$1.1	3
Total finite-lived intangible assets	$478.1	$(84.8)	$393.3

Indefinite-lived intangible assets:
Trade Names	$243.3	$—	$243.3
Total indefinite-lived intangible assets	$243.3	$—	$243.3

Total intangible assets	$721.4	$(84.8)	$636.6

Amortization expense for finite-lived intangible assets was $11.9 million and $5.9 million for the three months ended March 31, 2017 and 2016, respectively.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The following table reflects the estimated future amortization expense, a portion of which is subject to exchange rate fluctuations, for the Company's finite-lived intangible assets as of March 31, 2017:

Estimated Amortization Expense
2017	$27.9
2018	39.0
2019	36.4
2020	35.6
2021	34.5
Thereafter	297.4
Total	$470.8

7. ACCRUED EXPENSES AND OTHER

	March 31, 2017	December 31, 2016
Compensation and related benefits	53.1	75.8
Advertising and promotional costs	78.4	66.7
Sales returns and allowances	50.8	51.9
Taxes	32.2	39.0
Restructuring reserve	36.5	38.0
Interest	9.7	24.4
Other	85.3	86.9
	$346.0	$382.7

8. LONG-TERM DEBT

	March 31, 2017	December 31, 2016
2016 Term Loan Facility: 2016 Term Loan due 2023, net of discounts and debt issuance costs (a)	$1,744.7	$1,747.8
2016 Revolving Credit Facility, due 2021 (b)	40.9	—
6.25% Senior Notes due 2024, net of debt issuance costs (c)	439.4	439.1
5.75% Senior Notes due 2021, net of debt issuance costs (d)	494.1	493.8
Spanish Government Loan due 2025 (e)	0.5	0.5
	2,719.6	2,681.2
Less current portion (*)	(59.0)	(18.1)
	$2,660.6	$2,663.1

(*) At March 31, 2017, the Company classified $59.0 million as the current portion of long-term debt, comprised primarily of $40.9 million of borrowings under the 2016 revolving credit facility and $18.0 million of amortization payments on the 2016 Term Loan Facility scheduled to be paid over the next four calendar quarters. At December 31, 2016, the Company classified $18.1 million as the current portion of long-term debt, comprised primarily of $18.0 million of amortization payments on the 2016 Term Loan Facility.

(a) See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in Products Corporation's 2016 Form 10-K for certain details regarding Products Corporation's 2016 Term Loan that matures on the earlier of: (x) the seventh anniversary of the Elizabeth Arden Acquisition Date and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes due 2021 if, on that date (and solely for so long as), (i) any of Products Corporation's 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

not exceed the aggregate principal amount of the then outstanding 5.75% Senior Notes by at least $200.0 million. The aggregate principal amount outstanding under the 2016 Term Loan Facility at March 31, 2017 was $1,791.0 million.

(b) See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in Products Corporation's 2016 Form 10-K for certain details regarding Products Corporation's 2016 Revolving Credit Facility, which matures on the earlier of: (x) the fifth anniversary of the Elizabeth Arden Acquisition Date; and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes if, on that date (and solely for so long as), (i) any of Products Corporation’s 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of the then outstanding 5.75% Senior Notes by at least $200.0 million. Total net borrowings under the 2016 Revolving Credit Facility at March 31, 2017 were $40.9 million.
(c) See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in Products Corporation's 2016 Form 10-K for certain details regarding Products Corporation's 6.25% Senior Notes that mature on August 1, 2024. The aggregate principal amount outstanding under the 6.25% Senior Notes at March 31, 2017 was $450 million.
(d) See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in Products Corporation's 2016 Form 10-K for certain details regarding Products Corporation's 5.75% Senior Notes that mature on February 15, 2021. The aggregate principal amount outstanding under the 5.75% Senior Notes at March 31, 2017 was $500 million.
(e) See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in Products Corporation's 2016 Form 10-K for certain details regarding the euro-denominated loan payable to the Spanish government that matures on June 30, 2025.

Covenants
Products Corporation was in compliance with all applicable covenants under the 2016 Senior Credit Facilities as of March 31, 2017. At March 31, 2017, the aggregate principal amounts outstanding under the 2016 Term Loan Facility and the 2016 Revolving Credit Facility were $1,791.0 million and $40.9 million, respectively, and availability under the $400.0 million 2016 Revolving Credit Facility, based upon the calculated borrowing base of $330.4 million less $10.0 million of outstanding undrawn letters of credit, less $15.4 million of outstanding checks and $40.9 million then drawn on the 2016 Revolving Credit Facility was $264.1 million.
Products Corporation was in compliance with all applicable covenants under the indentures governing Products Corporation's 6.25% Senior Notes and 5.75% Senior Notes (together, the "Senior Notes Indentures") as of March 31, 2017.

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

As of March 31, 2017, the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value are categorized in the table below:

	Total	Level 1	Level 2	Level 3
Assets:
Derivatives:
FX Contracts(a)	$1.3	$—	$1.3	$—
Total assets at fair value	$1.3	$—	$1.3	$—
Liabilities:
Derivatives:
FX Contracts(a)	$0.5	$—	$0.5	$—
2013 Interest Rate Swap(b)	3.5	—	3.5	—
Total liabilities at fair value	$4.0	$—	$4.0	$—

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

(a)
The fair value of the Company’s foreign currency forward exchange contracts ("FX Contracts") was measured based on observable market transactions for similar transactions in actively quoted markets of spot and forward rates on the respective dates. See Note 10, “Financial Instruments."

(b)
The fair value of Products Corporation's 2013 Interest Rate Swap (as hereinafter defined) was measured based on the implied forward rates from the U.S. Dollar three-month LIBOR yield curve on the respective dates. See Note 10, “Financial Instruments.”

As of March 31, 2017, the fair values and carrying values of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion	$—	$2,785.9	$—	$2,785.9	$2,719.6
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

10. FINANCIAL INSTRUMENTS
Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $10.0 million and $10.4 million (including amounts available under credit agreements in effect at that time) were maintained at March 31, 2017 and December 31, 2016, respectively. Included in these amounts are approximately $6.9 million and $7.3 million at March 31, 2017 and December 31, 2016, respectively, in standby letters of credit that support Products Corporation’s self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.

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
The U.S. Dollar notional amount of the FX Contracts outstanding at March 31, 2017 and December 31, 2016 was $124.7 million and $79.6 million, respectively.
Interest Rate Swap Transaction
In November 2013, Products Corporation executed a forward-starting floating-to-fixed interest rate swap transaction (the "2013 Interest Rate Swap") that, at its inception, was based on a notional amount of $400 million in respect of indebtedness under Products Corporation’s 2013 term loan, that was incurred in connection with completing the 2013 acquisition of The Colomer Group (the "Old Acquisition Term Loan"). The 2013 Interest Rate Swap initially had a floor of 1.00% that in December 2016 was amended to 0.75%. In connection with entering into the 2016 Term Loan Facility, the 2013 Interest Swap was carried over to apply to a notional amount of $400 million in respect of indebtedness under such loan for the remaining balance of the term of such swap. The Company initially designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments initially related to the $400 million notional amount under the Old Acquisition Term Loan over the three-year term of the 2013 Interest Rate Swap (and subsequently to the $400 million notional amount under the 2016 Term Loan Facility for the remaining balance of the term of such swap). Under the terms of the 2013 Interest Rate Swap, commencing in May 2015, Products Corporation receives from the counterparty a floating interest rate based on the higher of the three-month U.S. Dollar LIBOR or the floor percentage in effect, while paying a fixed interest rate payment to the counterparty equal to 2.0709% (which, with respect to the 2016 Term Loan Facility, effectively fixes the interest rate on such notional amount at 5.5709% over the remaining balance of the three-year term of the 2013 Interest Rate Swap). At March 31, 2017, the fair value of the 2013 Interest Rate Swap was a liability of $3.5 million and the accumulated loss recorded in accumulated other comprehensive loss was $2.4 million, net of tax.
As a result of completely refinancing the Old Acquisition Term Loan with a portion of the proceeds from Product's Corporation's consummation of the 2016 Senior Credit Facilities and the 6.25% Senior Notes Offering in connection with consummating the Elizabeth Arden Acquisition, the critical terms of the 2013 Interest Rate Swap no longer matched the terms of the underlying debt under the 2016 Term Loan Facility. At the refinancing date, which was the same as the September 7, 2016 Elizabeth Arden Acquisition Date (the "De-designation Date"), the 2013 Interest Rate Swap was determined to no longer be highly effective and the Company discontinued hedge accounting for the 2013 Interest Rate Swap. Following the de-designation of the 2013 Interest Rate Swap, changes in fair value are accounted for as a component of other non-operating expenses. Accumulated deferred losses of $6.3 million, or $3.9 million net of tax, at the De-designation Date that were previously recorded as a component of accumulated other comprehensive loss will be amortized into earnings over the remaining term of the 2013 Interest Rate Swap. At March 31, 2017, $3.9 million, or $2.4 million net of tax, remains as a component of accumulated other comprehensive loss related to the 2013 Interest Rate Swap. See "Quantitative Information – Derivative Financial Instruments" below).

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The Company expects that $2.1 million of the net of tax deferred net losses related to the 2013 Interest Rate Swap will be amortized into earnings over the next 12 months.
Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of the derivative instruments in asset positions, which totaled $1.3 million and $2.3 million as of March 31, 2017 and December 31, 2016, respectively. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties. Given the current credit standing of the Company's counterparties to its derivative instruments, the Company believes that the risk of loss under these derivative instruments arising from any non-performance by any of the counterparties is remote.

Quantitative Information – Derivative Financial Instruments
The effects of the Company’s derivative instruments on its Consolidated Financial Statements were as follows:

(a)	Fair Values of Derivative Financial Instruments in the Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	Assets			Liabilities
	Balance Sheet	March 31, 2017	December 31, 2016	Balance Sheet	March 31, 2017	December 31, 2016
	Classification	Fair Value	Fair Value	Classification	Fair Value	Fair Value
Derivatives not designated as hedging instruments:
FX Contracts(ii)	Prepaid expenses and other	$1.3	$2.3	Accrued Expenses	$0.5	$1.1
2013 Interest Rate Swap(i)	Prepaid expenses and other	$—	$—	Accrued expenses and other	$3.1	$3.7
	Other assets	$—	$—	Other long-term liabilities	$0.4	$1.0

(i) The fair values of the 2013 Interest Rate Swap at March 31, 2017 and December 31, 2016 were measured based on the implied forward rates from the U.S. Dollar three-month LIBOR yield curve at March 31, 2017 and December 31, 2016, respectively.

(ii) The fair values of the FX Contracts at March 31, 2017 and December 31, 2016 were measured based on observable market transactions of spot and forward rates at March 31, 2017 and December 31, 2016, respectively.

(b) Effects of Derivative Financial Instruments on the Consolidated Statements of Operations and Comprehensive (Loss)Income for the three months ended March 31, 2017 and 2016:

	Amount of Gain (Loss) Recognized in Other Comprehensive (Loss) Income
	Three Months Ended March 31,
	2017	2016
Derivatives designated as hedging instruments:
2013 Interest Rate Swap, net of tax (a)	$0.6	$(0.9)

(i)	Net of tax benefit of $0.4 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

	Statement of Operations Classification	Amount of Gain (Loss) Recognized in Net (Loss) Income
		Three Months Ended March 31,
		2017	2016
Derivatives designated as hedging instruments:
2013 Interest Rate Swap	Interest Expense	$(1.0)	$(1.1)
Derivatives not designated as hedging instruments:
FX Contracts	Foreign currency gain (loss), net	$(0.4)	$(0.8)
2013 Interest Rate Swap	Miscellaneous, net	$0.2	$—

11. PENSION AND POST-RETIREMENT BENEFITS
The components of net periodic benefit (income) costs for the Company’s pension and the other post-retirement benefit plans for the first quarter of 2017 and 2016 were as follows:

	Pension Plans		Other Post-Retirement Benefit Plans
	Three Months Ended March 31,
	2017	2016	2017	2016
Net periodic benefit (income) costs:
Service cost	$0.5	$0.1	$—	$—
Interest cost	4.8	5.2	0.1	0.1
Expected return on plan assets	(7.1)	(7.8)	—	—
Amortization of actuarial loss	2.4	2.1	0.1	—
Curtailment gain	(0.8)	—	—	—
	(0.2)	(0.4)	0.2	0.1
Portion allocated to Revlon Holdings	(0.1)	—	—	—
	$(0.3)	$(0.4)	$0.2	$0.1
In the three months ended March 31, 2017, the Company recognized net periodic benefit income of $0.1 million, compared to net periodic benefit income of $0.3 million in the three months ended March 31, 2016. The decrease was primarily due to lower return on plan assets during the first quarter of 2017, partially offset by a curtailment gain resulting from a certain foreign non-qualified benefit plan of Elizabeth Arden.
Net periodic benefit costs (income) are reflected in the Company's Consolidated Financial Statements as follows:

	Three Months Ended March 31,
	2017	2016
Net periodic benefit (income) costs:
Cost of sales	$(0.4)	$(0.8)
Selling, general and administrative expense	0.3	0.5
	$(0.1)	$(0.3)
The Company expects that it will have net periodic benefit cost of approximately $3 million for its pension and other post-retirement benefit plans for all of 2017, compared with net periodic benefit income of $0.6 million in 2016.
During the first quarter of 2017, $1.7 million and $0.2 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During 2017, the Company expects to contribute approximately $10.0 million in the aggregate to its pension and other post-retirement benefit plans.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Relevant aspects of the qualified defined benefit pension plans, nonqualified pension plans and other post-retirement benefit plans sponsored by Products Corporation are disclosed in Note 14, "Pension and Post-Retirement Benefits," to the Consolidated Financial Statements in Products Corporation's 2016 Form 10-K.

12. INCOME TAXES
The Company's provision for income taxes represents federal, foreign, state and local income taxes. The Company's effective tax rate differs from the applicable federal statutory rate due to the effect of state and local income taxes, tax rates and income in foreign jurisdictions, foreign earnings taxable in the U.S., non-deductible expenses and other items. The Company’s tax provision changes quarterly based on various factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, foreign, state and local income taxes, tax audit settlements and the interaction of various global tax strategies.
The Company recorded a $38.1 million benefit from income taxes in the first quarter of 2017 and a $6.1 million expense for income taxes in the first quarter of 2016. The $44.2 million decrease in the provision for income taxes was primarily due to the pretax loss from continuing operations in the first quarter of 2017.
The Company's effective tax rate for the three months ended March 31, 2017 was higher than the federal statutory rate of 35% as a result of foreign dividends and earnings taxable in the U.S., state and local taxes, as well as the effect of certain favorable discrete items.
The Company's effective tax rate for the three months ended March 31, 2016 was approximately equal to the federal statutory rate of 35% as a result of foreign dividends and earnings taxable in the U.S., as well as state and local taxes that were largely offset by the effect of certain favorable discrete items.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as of March 31, 2017 were as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post-retirement Benefits	Deferred Gain (Loss) - Hedging	Other	Accumulated Other Comprehensive Loss
Balance at January 1, 2017	$(24.0)	$(224.4)	$(3.0)	$(0.3)	$(251.7)
Currency translation adjustment, net of tax of $1.0 million	4.7	—	—	—	4.7
Amortization of pension related costs, net of tax of $0.4 million(a)	—	2.0	—	—	2.0
Amortization of deferred losses related to the de-designated 2013 Interest Rate Swap, net of tax benefit of $0.4 million(b)	—	—	0.6	—	0.6
Curtailment gain, net of tax of $0.3 million(c)	—	2.6	—	—	2.6
Other comprehensive income	$4.7	$4.6	$0.6	$—	$9.9
Balance at March 31, 2017	$(19.3)	$(219.8)	$(2.4)	$(0.3)	$(241.8)

(a)
Amounts represent the change in accumulated other comprehensive loss as a result of the amortization of actuarial losses (gains) arising during each year related to the Company’s pension and other post-retirement plans. See Note 11, “Pension and Post-retirement Benefits,” for further discussion of the Company’s pension and other post-retirement plans.

(b)	Represents the amortization of deferred losses related to the de-designated 2013 Interest Rate Swap. See Note 10, "Financial Instruments," for further discussion of the 2013 Interest Rate Swap.

(c)	As a result of the Elizabeth Arden Acquisition, the Company recognized $2.6 million in curtailment gains related to a foreign non-qualified defined benefit plan of Elizabeth Arden.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

As shown above, other comprehensive income includes changes in the fair value of the 2013 Interest Rate Swap. A roll-forward of the amounts reclassified out of accumulated other comprehensive loss into earnings as of March 31, 2017 is provided below:

2013 Interest Rate Swap
Beginning accumulated losses at December 31, 2016	$(3.0)
Reclassifications into earnings (net of $0.4 million tax benefit)(a)	0.6
Ending accumulated losses at March 31, 2017	$(2.4)

(a)	Reclassified to interest expense.
A roll-forward of the amounts reclassified out of accumulated other comprehensive loss into earnings as of March 31, 2016 are as follows:

2013 Interest Rate Swap
Beginning accumulated losses at December 31, 2015	$(3.8)
Reclassifications into earnings (net of $0.4 million tax expense)(a)	0.7
Change in fair value (net of $0.9 million tax benefit)	(1.6)
Ending accumulated losses at March 31, 2016	$(4.7)

(a)	Reclassified to interest expense.

14. SEGMENT DATA AND RELATED INFORMATION
Operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the Company's “Chief Executive Officer”) in deciding how to allocate resources and in assessing the Company's performance. As a result of the similarities in the procurement, manufacturing and distribution processes for the Company’s products, much of the information provided in the Unaudited Consolidated Financial Statements, and provided in the segment table below, is similar to, or the same as, that reviewed on a regular basis by the Company's Chief Executive Officer. As of March 31, 2017, and since the Elizabeth Arden Acquisition Date, the Elizabeth Arden organization has continued to operate and be evaluated on a stand-alone basis.
At March 31, 2017, the Company’s operations are organized into the following reportable segments:

•
Consumer - The Company’s Consumer segment is comprised of products that are marketed, distributed and sold in large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, the Internet/e-commerce, television shopping, department stores, one-stop shopping beauty retailers, specialty cosmetic stores and perfumeries in the U.S. and internationally under brands such as Revlon, Almay, SinfulColors and Pure Ice in cosmetics; Revlon ColorSilk in women’s hair color; Revlon in beauty tools; and Mitchum in anti-perspirant deodorants. The Consumer segment also includes a skin care line under the Natural Honey brand and hair color line under the Llongueras brand (licensed from a third party), that are sold in large volume retailers and other retailers, primarily in Spain, as well as Cutex nail care products.

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

The Company's management evaluates segment profit, which is defined as income from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses, for each of the Company's reportable segments. Segment profit also excludes unallocated corporate expenses and the impact of certain items that are not directly attributable to the reportable segments' underlying operating performance, which includes the impacts of: (i) restructuring and related charges; (ii) acquisition and integration costs; (iii) deferred compensation related to the accounting for the CBB Acquisition; (iv) costs of sales resulting from a fair value adjustment to inventory acquired in the Elizabeth Arden Acquisition; and (v) charges related to the Elizabeth Arden 2016 Business Transformation Program. Such items are shown below in the table reconciling segment profit to consolidated income from continuing operations before income taxes. Unallocated corporate expenses primarily include general and administrative expenses related to the corporate organization. These expenses are recorded in unallocated corporate expenses, as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. The Company does not have any material inter-segment sales.
The accounting policies for each of the reportable segments are the same as those described in Note 1, “Description of Business and Summary of Significant Accounting Policies.” The Company's assets and liabilities are managed centrally and are reported internally in the same manner as the Unaudited Consolidated Financial Statements; thus, no additional information regarding assets and liabilities of the Company’s reportable segments is produced for the Company's Chief Executive Officer or included in these Unaudited Consolidated Financial Statements.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

The following table is a comparative summary of the Company’s net sales and segment profit by reportable segment for each the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
Segment Net Sales:
Consumer	$290.4	$320.0
Elizabeth Arden	192.0	—
Professional	108.0	115.1
Other	4.5	4.5
Total	$594.9	$439.6

Segment Profit:
Consumer	$32.9	$58.4
Elizabeth Arden	14.3	—
Professional	16.1	25.6
Other	(1.3)	(0.9)
Total	$62.0	$83.1

Reconciliation:
Segment Profit	$62.0	$83.1
Less:
Unallocated corporate expenses	27.4	14.2
Depreciation and amortization	37.1	25.9
Non-cash stock compensation expense	1.7	2.2
Non-Operating items:
Restructuring and related charges	1.1	1.3
Acquisition and integration costs	17.5	0.5
Elizabeth Arden 2016 Business Transformation Program	0.4	—
Elizabeth Arden inventory purchase accounting adjustment, cost of sales	16.0	—
Deferred compensation related to CBB Acquisition	0.9	0.9
Operating (loss) income	(40.1)	38.1
Less:
Interest Expense	35.0	21.0
Amortization of debt issuance costs	2.2	1.5
Foreign currency losses, net	(4.3)	(3.4)
Miscellaneous, net	1.2	0.3
(Loss) income from continuing operations before income taxes	$(74.2)	$18.7

As of March 31, 2017, after giving effect to the Elizabeth Arden Acquisition, the Company had operations established in 26 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

	Three Months Ended March 31,
	2017		2016
Geographic area:
Net sales:
United States	$288.9	49%	$247.7	56%
International	306.0	51%	191.9	44%
	$594.9		$439.6

	March 31, 2017		December 31, 2016
Long-lived assets, net:
United States	$1,486.3	85%	$1,494.3	85%
International	258.3	15%	255.4	15%
	$1,744.6		$1,749.7

	Three Months Ended March 31,
	2017		2016
Classes of similar products:
Net sales:
Color cosmetics	$213.7	36%	$223.5	51%
Hair care	126.2	21%	132.1	30%
Fragrance	141.2	24%	12.5	3%
Beauty care	61.0	10%	68.5	15%
Skin care	52.8	9%	3.0	1%
	$594.9		$439.6

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
The Company believes the allegations contained in the Second Consolidated Amended Class Action Complaint are without merit and intends to vigorously defend against them. Additional lawsuits arising out of or relating to the Elizabeth Arden Merger Agreement or the Merger may be filed in the future. Motions to dismiss the Second Consolidated Amended Class Action Complaint were filed on March 28, 2017.
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
The net activity related to services purchased under the Reimbursement Agreements during the three months ended March 31, 2017 and 2016 was $3.9 million and $1.4 million, respectively, which primarily included partial payments made by the Company to MacAndrews & Forbes during the first quarter of 2017 and 2016 for premiums related to the Company's allocable portion of the 5-year renewal of the D&O Insurance Program for the period from January 31, 2012 through January 31, 2017 (which insurance coverage was renewed in January 2017 through January 2020). As of March 31, 2017 and December 31, 2016, a payable balance of $0.2 million and $0.2 million, respectively, from MacAndrews & Forbes was included in the Company's Consolidated Balance Sheet for transactions subject to the Reimbursement Agreements.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Other
During the three months ended March 31, 2017 and 2016, the Company engaged several companies in which MacAndrews & Forbes had a controlling interest to provide the Company with various ordinary course business services. These services included processing approximately $12.0 million and $13.7 million of coupon redemptions for the Company's retail customers for the three months ended March 31, 2017 and 2016, respectively, for which the Company paid fees of approximately $0.1 million for each of the three months ended March 31, 2017 and 2016, respectively, and other similar advertising, coupon redemption and raw material supply services, for which the Company paid fees aggregating to approximately $0.1 million for each of the three months ended March 31, 2017 and 2016. The Company believes that its engagement of each of these affiliates was on arm's length terms, taking into account each firm's expertise in its respective field, and that the fees paid were at least as favorable as those available from unaffiliated parties.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

17. GUARANTOR FINANCIAL INFORMATION

Products Corporation's 5.75% Senior Notes and 6.25% Senior Notes are fully and unconditionally guaranteed on a senior basis by certain of Products Corporation’s direct and indirect wholly-owned domestic subsidiaries, including Elizabeth Arden and certain of its subsidiaries ( the "5.75% Senior Notes Guarantors" and the "6.25% Senior Notes Guarantors," respectively, and together the "Guarantor Subsidiaries").

The following Condensed Consolidating Unaudited Financial Statements present the financial information as of March 31, 2017 and December 31, 2016, and for each of the three months ended March 31, 2017 and 2016 for (i) Products Corporation on a stand-alone basis; (ii) the Guarantor Subsidiaries on a stand-alone basis; (iii) the subsidiaries of Products Corporation that do not guarantee Products Corporation's 5.75% Senior Notes and 6.25% Senior Notes (the "Non-Guarantor Subsidiaries") on a stand-alone basis; and (iv) Products Corporation, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis. The Condensed Consolidating Unaudited Financial Statements are presented on the equity method, under which the investments in subsidiaries are recorded at cost and adjusted to the applicable share of the subsidiary's cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Balance Sheets
As of March 31, 2017
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$0.9	$5.9	$114.7	$—	$121.5
Trade receivables, less allowances for doubtful accounts	82.9	94.4	198.4	—	375.7
Inventories	113.4	158.4	181.3	—	453.1
Prepaid expenses and other	166.4	21.6	55.1	—	243.1
Intercompany receivables	968.2	824.5	135.8	(1,928.5)	—
Investment in subsidiaries	1,600.3	15.6	—	(1,615.9)	—
Property, plant and equipment, net	148.9	79.6	94.2	—	322.7
Deferred income taxes	62.1	(1.3)	119.1	—	179.9
Goodwill	188.7	264.0	249.2	—	701.9
Intangible assets, net	47.8	147.3	416.7	—	611.8
Other assets	53.4	26.7	28.1	—	108.2
Total assets	$3,433.0	$1,636.7	$1,592.6	$(3,544.4)	$3,117.9
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$—	$11.4	$—	$11.4
Current portion of long-term debt	58.9	—	0.1	—	59.0
Accounts payable	109.1	80.0	112.8	—	301.9
Accrued expenses and other	166.6	48.8	130.6	—	346.0
Intercompany payables	741.8	710.7	476.0	(1,928.5)	—
Long-term debt	2,660.1	—	0.5	—	2,660.6
Other long-term liabilities	227.5	23.6	18.9	—	270.0
Total liabilities	3,964.0	863.1	750.3	(1,928.5)	3,648.9
Stockholder’s deficiency	(531.0)	773.6	842.3	(1,615.9)	(531.0)
Total liabilities and stockholder’s deficiency	$3,433.0	$1,636.7	$1,592.6	$(3,544.4)	$3,117.9

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Three months ended March 31, 2017
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$161.9	$162.3	$271.8	$(1.1)	$594.9
Cost of sales	63.2	77.3	125.7	(1.1)	265.1
Gross profit	98.7	85.0	146.1	—	329.8
Selling, general and administrative expenses	118.8	84.2	148.2	—	351.2
Acquisition and integration costs	16.2	0.8	0.5	—	17.5
Restructuring charges and other, net	(2.3)	1.5	2.0	—	1.2
Operating loss	(34.0)	(1.5)	(4.6)	—	(40.1)
Other expense (income):
Intercompany interest, net	(2.0)	0.3	1.7	—	—
Interest expense	34.9	—	0.1	—	35.0
Amortization of debt issuance costs	2.2	—	—	—	2.2
Foreign currency (gains) losses, net	(0.5)	0.4	(4.2)	—	(4.3)
Miscellaneous, net	(23.0)	0.1	24.1	—	1.2
Other expenses, net	11.6	0.8	21.7	—	34.1

Loss from continuing operations before income taxes	(45.6)	(2.3)	(26.3)	—	(74.2)
(Benefit from) provision for income taxes	(37.6)	0.3	(0.8)	—	(38.1)
Loss from continuing operations, net of taxes	(8.0)	(2.6)	(25.5)	—	(36.1)
Income from discontinued operations, net of taxes	—	—	0.3	—	0.3
Equity in (loss) income of subsidiaries	$(27.8)	$2.3	$—	$25.5	$—
Net loss	$(35.8)	$(0.3)	$(25.2)	$25.5	$(35.8)
Other comprehensive income (loss)	9.9	(3.5)	2.8	0.7	9.9
Total comprehensive loss	$(25.9)	$(3.8)	$(22.4)	$26.2	$(25.9)

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statements of Operations and Comprehensive Income
Three months ended March 31, 2016
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$198.7	$83.0	$158.2	$(0.3)	$439.6
Cost of sales	62.2	30.4	61.6	(0.3)	153.9
Gross profit	136.5	52.6	96.6	—	285.7
Selling, general and administrative expenses	124.0	35.6	86.2	—	245.8
Acquisition and integration costs	0.4	—	0.1	—	0.5
Restructuring charges and other, net	0.2	0.6	0.5	—	1.3
Operating income	11.9	16.4	9.8	—	38.1
Other (income) expenses:
Intercompany interest, net	(2.3)	0.3	2.0	—	—
Interest expense	20.9	—	0.1	—	21.0
Amortization of debt issuance costs	1.5	—	—	—	1.5
Foreign currency losses (gains), net	0.3	0.3	(4.0)	—	(3.4)
Miscellaneous, net	(22.2)	7.0	15.5	—	0.3
Other (income) expenses, net	(1.8)	7.6	13.6	—	19.4
Income (loss) from continuing operations before income taxes	13.7	8.8	(3.8)	—	18.7
(Benefit from) provision for income taxes	(4.7)	13.4	(2.6)	—	6.1
Income (loss) from continuing operations	18.4	(4.6)	(1.2)	—	12.6
Income from discontinued operations, net of taxes	—	—	0.4	—	0.4
Equity in (loss) income of subsidiaries	(5.4)	(5.9)	—	11.3	—
Net income (loss)	$13.0	$(10.5)	$(0.8)	$11.3	$13.0
Other comprehensive income (loss)	3.6	(4.4)	(2.8)	7.2	3.6
Total comprehensive income (loss)	$16.6	$(14.9)	$(3.6)	$18.5	$16.6

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2017
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(41.3)	$(27.1)	$(17.2)	$—	$(85.6)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	(11.0)	(0.6)	(3.8)	—	(15.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(0.7)	(0.7)	(2.0)	—	(3.4)
Repayments under the 2016 Term Loan Facility	(4.5)	—	—	—	(4.5)
Net borrowings under the 2016 Revolving Credit Facility	40.9	—	—	—	40.9
Payment of financing costs	(0.8)	—	—	—	(0.8)
Tax withholdings related to net share settlements of restricted stock units and awards	(1.4)	—	—	—	(1.4)
Other financing activities	(0.3)	—	(0.1)	—	(0.4)
Net cash provided by (used in) financing activities	33.2	(0.7)	(2.1)	—	30.4
Effect of exchange rate changes on cash and cash equivalents	—	—	5.3	—	5.3
Net decrease in cash and cash equivalents	(19.1)	(28.4)	(17.8)	—	(65.3)
Cash and cash equivalents at beginning of period	$20.0	$34.3	$132.5	$—	$186.8
Cash and cash equivalents at end of period	$0.9	$5.9	$114.7	$—	$121.5

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions)

Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2016
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(49.5)	$(27.8)	$(22.5)	$—	$(99.8)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5.4)	(0.4)	(1.6)	—	(7.4)
Proceeds from the sale of certain assets	—	0.4	—	—	0.4
Net cash used in investing activities	(5.4)	—	(1.6)	—	(7.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(10.8)	—	0.2	—	(10.6)
Repayments under the Acquisition Term Loan	(13.4)	—	—	—	(13.4)
Prepayments under the 2011 Term Loan	(11.5)	—	—	—	(11.5)
Tax withholdings related to net share settlements of restricted stock units and awards	(2.6)	—	—	—	(2.6)
Other financing activities	(0.8)	—	(0.1)	—	(0.9)
Net cash (used in) provided by financing activities	(39.1)	—	0.1	—	(39.0)
Effect of exchange rate changes on cash and cash equivalents	—	(0.1)	1.2	—	1.1
Net decrease in cash and cash equivalents	(94.0)	(27.9)	(22.8)	—	(144.7)
Cash and cash equivalents at beginning of period	$141.5	$93.0	$92.4	$—	$326.9
Cash and cash equivalents at end of period	$47.5	$65.1	$69.6	$—	$182.2

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Overview of the Business
Revlon Consumer Products Corporation ("Products Corporation" and together with its subsidiaries, including Elizabeth Arden, Inc. ("Elizabeth Arden"), the "Company") is the direct wholly-owned operating subsidiary of Revlon, Inc. ("Revlon"). Revlon is an indirect majority-owned subsidiary of MacAndrews & Forbes Incorporated (together with certain of its affiliates other than the Company and Revlon, "MacAndrews & Forbes"), a corporation wholly-owned by Ronald O. Perelman.
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
On September 7, 2016 (the "Acquisition Date"), the Company completed the acquisition of Elizabeth Arden (the “Elizabeth Arden Acquisition”). The results of operations for the Elizabeth Arden business are presented in the Elizabeth Arden segment and are included in the Company’s Consolidated Financial Statements commencing on the Acquisition Date. Refer to Note 2, "Business Combinations," to the Unaudited Consolidated Financial Statements in this Form 10-Q for further details related to the Elizabeth Arden Acquisition.

The Company's Business Strategy for Value Creation
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
Strategically Expand Consumer's Access to Our Brands. The Company is taking steps to ensure that consumers have real-time access to our brands wherever and however they shop for beauty. We are strengthening and diversifying our channels, especially direct to consumer. We are accelerating our development in high-growth channels, with a focus on specialty, e-commerce and m-commerce. Our goal is to continue to win in traditional channels (including mass, drug, selective and department stores) and expand our combined reach into travel retail. The Company is taking actions to strengthen its position in the U.S., to ensure our growth base, and expand into untapped geographic regions, with a focus on growth in Asia.
Develop a Cost Structure That Fuels Investment in Our Brands. The Company aims to grow profitably, improve our operating performance and align our strategic investments behind the biggest growth opportunities and innovation that differentiates our brands. We continue to improve our category mix by shifting toward higher gross margin categories (e.g., skin care and fragrance) and we aim to reduce product returns, markdowns and inventory levels. Our objective is to continue to optimize our resource allocation.

Overview of Net Sales and Earnings Results
Consolidated net sales in the first quarter of 2017 were $594.9 million, an increase of $155.3 million, or 35.3%, compared to $439.6 million in the first quarter of 2016. Excluding the $2.7 million unfavorable impact of foreign currency fluctuations (referred to herein as “FX,” “XFX” or on an "XFX basis"), consolidated net sales increased by $158.0 million, or 35.9%, in the first quarter of 2017, compared to the first quarter of 2016. The XFX increase in the first quarter of 2017 was primarily driven by the inclusion of $192.0 million of net sales as a result of the Elizabeth Arden Acquisition, partially offset by a $29.1 million, or 9.1%, decrease in Consumer segment net sales and a $5.6 million, or 4.9%, decrease in Professional segment net sales.
Consolidated loss from continuing operations, net of taxes, in the first quarter of 2017 was $36.1 million, compared to consolidated income from continuing operations of $12.6 million, net of taxes, in the first quarter of 2016. The $48.7 million decrease in consolidated income from continuing operations, net of taxes, in the first quarter of 2017 was primarily due to:

•	$105.4 million of higher SG&A expenses, primarily driven by the inclusion of the SG&A expenses of the Elizabeth Arden segment;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

•	$17.0 million increase in acquisition and integration costs, primarily related to the Elizabeth Arden Acquisition; and

•
a $14.0 million increase in interest expense incurred during the first quarter of 2017 primarily as a result of the debt-related transactions completed during the third quarter of 2016 in connection with financing the Elizabeth Arden Acquisition and the complete refinancing and repayment  of Products Corporation’s then-existing 2011 term loan (the "2011 Term Loan") and 2013 term loan (the "Old Acquisition Term Loan" and together with the 2011 Term Loan, the "Old Term Loan Facility") that was incurred in connection with completing the October 2013 acquisition of The Colomer Group Participations, S.L. (the "Colomer Acquisition”);

with the foregoing partially offset by:

•	a $44.2 million decrease in the provision for income taxes primarily due to the pretax loss from continuing operations in the first quarter of 2017; and

•
$44.1 million of higher gross profit in the first quarter of 2017, primarily due to the inclusion of gross profit of the Elizabeth Arden segment, partially offset by lower gross profit within the Consumer and Professional segments.

These items are discussed in more detail within "Results of Operations" and within "Financial Condition, Liquidity and Capital Resources" below.

Operating Segments

The Company operates in four reporting segments: the consumer division (“Consumer”); Elizabeth Arden; the professional division (“Professional”); and Other:

•
The Consumer segment is comprised of the Company's consumer brands, which primarily include Revlon, Almay, SinfulColors and Pure Ice in color cosmetics; Revlon ColorSilk in women’s hair color; Revlon in beauty tools; and Mitchum in anti-perspirant deodorants. The Company’s principal customers for its consumer products include large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, the Internet/e-commerce, television shopping, department stores, one-stop shopping beauty retailers, specialty cosmetics stores and perfumeries in the U.S. and internationally. The Consumer segment also includes a skin care line under the Natural Honey brand and a hair color line under the Llongueras brand (licensed from a third party) sold to large volume retailers and other retailers, primarily in Spain, which were acquired as part of the Colomer Acquisition, as well as Cutex nail care products, which (combined with other Cutex businesses that the Company acquired in 1998) were acquired as part of the October 2015 and May 2016 acquisitions of the Cutex businesses and related assets in the U.S. (the "Cutex U.S. Acquisition") and in certain international territories (the "Cutex International Acquisition" and together with the Cutex U.S. Acquisition, the "Cutex Acquisitions"), respectively.

•
The Elizabeth Arden segment includes the operating results of the Elizabeth Arden business and related purchase accounting for the Company's September 2016 Elizabeth Arden Acquisition. Elizabeth Arden is a global prestige beauty products company with an iconic portfolio of prestige fragrance, skin care and cosmetic brands, which includes the Elizabeth Arden skin care brands, color cosmetics and fragrances; designer fragrances such as Juicy Couture, John Varvatos and Wildfox Couture; and heritage fragrances such as Curve, Elizabeth Taylor, Britney Spears and Christina Aguilera.

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Results of Operations

Consolidated Net Sales:
Consolidated net sales in the first quarter of 2017 were $594.9 million, a $155.3 million increase, or 35.3%, as compared to $439.6 million in the first quarter of 2016. Excluding the $2.7 million unfavorable FX impact, consolidated net sales increased by $158.0 million, or 35.9%, during the first quarter of 2017. The XFX increase in the first quarter of 2017 was primarily driven by the inclusion of $192.0 million of net sales as a result of the Elizabeth Arden Acquisition; partially offset by a $29.1 million, or 9.1%, decrease in Consumer segment net sales and a $5.6 million, or 4.9%, decrease in Professional segment net sales.
See "Segment Results" below for further discussion.

Segment Results:
The Company's management evaluates segment profit, which is defined as income from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses, for each of the Company's reportable segments. Segment profit also excludes unallocated corporate expenses and the impact of certain items that are not directly attributable to the segments' underlying operating performance, which includes the impact of: (i) restructuring and related charges; (ii) acquisition and integration costs; (iii) deferred compensation related to the accounting for the CBB Acquisition; (iv) charges related to the Elizabeth Arden 2016 Business Transformation Program; and (v) costs of sales resulting from a fair value adjustment to inventory acquired in the Elizabeth Arden Acquisition. Unallocated corporate expenses primarily include general and administrative expenses related to the corporate organization. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. The Company does not have any material inter-segment sales. For a reconciliation of segment profit to income from continuing operations before income taxes, see Note 14, "Segment Data and Related Information," to the Unaudited Consolidated Financial Statements in this Form 10-Q.
The following tables provide a comparative summary of the Company's segment results for the three months ended March 31, 2017 and 2016:

	Net Sales						Segment Profit
	Three Months Ended March 31,		Change		XFX Change (a)		Three Months Ended March 31,		Change		XFX Change (a)
	2017	2016	$	%	$	%	2017	2016	$	%	$	%
Consumer	$290.4	$320.0	$(29.6)	(9.3)%	$(29.1)	(9.1)%	$32.9	$58.4	$(25.5)	(43.7)%	$(25.8)	(44.2)%
Elizabeth Arden	192.0	—	192.0	N.M.	192.0	N.M.	14.3	—	14.3	N.M.	14.3	N.M.
Professional	108.0	115.1	(7.1)	(6.2)%	(5.6)	(4.9)%	16.1	25.6	(9.5)	(37.1)%	(9.5)	(37.1)%
Other	4.5	4.5	—	—%	0.7	15.6%	(1.3)	(0.9)	(0.4)	(44.4)%	(0.6)	(66.7)%
Total	$594.9	$439.6	$155.3	35.3%	$158.0	35.9%	$62.0	$83.1	$(21.1)	(25.4)%	$(21.6)	(26.0)%
(a) XFX excludes the impact of foreign currency fluctuations.

Consumer Segment
Consumer segment net sales in the first quarter of 2017 were $290.4 million, a $29.6 million or 9.3% decrease, compared to $320.0 million in the first quarter of 2016. Excluding the $0.5 million unfavorable FX impact, total Consumer net sales in the first quarter of 2017 decreased by $29.1 million, or 9.1%, compared to the first quarter of 2016. This decrease was primarily driven by continuing consumption declines in core beauty categories in the mass retail channel in North America, which had a negative impact on net sales of Revlon color cosmetics, Almay color cosmetics, SinfulColors color cosmetics and Mitchum anti-perspirant deodorant products. These declines were partially offset by the launch of CND Vinylux nail products in select mass-retailers. Net sales in the first quarter of 2017 declined for both SinfulColors color cosmetics and Mitchum anti-perspirant deodorant products as a result of new product launches in the first quarter of 2016, without a comparable launch in the first quarter of 2017. The decline in net sales of Revlon color cosmetics in the North America mass channel was partially offset by the brand's strong sales growth internationally.
Consumer segment profit in the first quarter of 2017 was $32.9 million, a $25.5 million, or 43.7%, decrease, as compared to $58.4 million in the first quarter of 2016. Excluding the $0.3 million favorable FX impact, Consumer segment profit in the

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

first quarter of 2017 decreased by $25.8 million, or 44.2%, compared to the first quarter of 2016. This decrease was primarily driven by lower gross profit as a result of declines in net sales in North America.

Elizabeth Arden Segment

The Elizabeth Arden segment is comprised of the operations that the Company acquired in the Elizabeth Arden Acquisition, which closed on September 7, 2016. Therefore, an analysis of net sales and segment profit for the Elizabeth Arden segment for the first quarter of 2017 is not included in this Form 10-Q, as the Company does not have any comparable prior period net sales or segment profit for the Elizabeth Arden segment.

Professional Segment
Professional segment net sales in the first quarter of 2017 were $108.0 million, a $7.1 million, or 6.2%, decrease, as compared to $115.1 million in the first quarter of 2016. Excluding the $1.5 million unfavorable FX impact, total Professional net sales in the first quarter of 2017 decreased by $5.6 million, or 4.9%, as compared to the first quarter of 2016. This decrease was driven primarily by continued net sales declines of CND nail products and lower net sales of American Crew men's grooming products, as a result of the timing of shipments. These net sales declines were partially offset by higher net sales of Revlon Professional hair products, including the Be Fabulous hair care range and Revlonissimo professional hair color.
Professional segment profit in the first quarter of 2017 was $16.1 million, a $9.5 million, or 37.1%, decrease, as compared to $25.6 million in the first quarter of 2016, primarily driven by lower net sales, as well as increases in cost of goods sold driven by less overhead absorption and unfavorable product mix.

Geographic Results:
In connection with changes that the organization made to its management reporting structure following the Elizabeth Arden Acquisition, beginning with the third quarter of 2016, the Company has combined its former U.S., Canada and Puerto Rico operating regions into the North America region for reporting purposes. The Company has modified its net sales discussion to conform to management's procedures for reviewing the business, and, accordingly, the amounts for the first quarter of 2016 have been restated to conform to this presentation.
The following tables provide a comparative summary of the Company's net sales by region for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Change		XFX Change (a)
	2017	2016	$	%	$	%
Consumer
North America	$175.3	$214.8	$(39.5)	(18.4)%	$(39.9)	(18.6)%
International	115.1	105.2	9.9	9.4%	10.8	10.3%
Elizabeth Arden
North America	$100.1	$—	$100.1	N.M.	$100.1	N.M.
International	91.9	—	91.9	N.M.	91.9	N.M.
Professional
North America	$43.5	$53.6	$(10.1)	(18.8)%	$(10.3)	(19.2)%
International	64.5	61.5	3.0	4.9%	4.7	7.6%
Other
North America	$—	$—	$—	—%	$—	—%
International	4.5	4.5	—	—%	0.7	15.6%
Total Net Sales	$594.9	$439.6	$155.3	35.3%	$158.0	35.9%
(a) XFX excludes the impact of foreign currency fluctuations.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Consumer Segment
North America
In North America, Consumer segment net sales in the first quarter of 2017 decreased by $39.5 million, or 18.4%, to $175.3 million, as compared to $214.8 million in the first quarter of 2016. Excluding the $0.4 million favorable FX impact, Consumer segment net sales in North America in the first quarter of 2017 decreased by $39.9 million, or 18.6%, as compared to the first quarter of 2016. This decrease was primarily due to declines in the U.S. mass retail channel driven by continuing declines in consumption across several beauty categories, in addition to increased promotional spending. The net sales of Revlon color cosmetics, Almay color cosmetics and SinfulColors color cosmetics all declined in the first quarter of 2017 compared to the first quarter of 2016. These decreases were partially offset by the Company's launch in the first quarter of 2017 of CND Vinylux nail products in select mass-retailers.

International
Internationally, Consumer segment net sales in the first quarter of 2017 increased by $9.9 million, or 9.4%, to $115.1 million, as compared to $105.2 million in the first quarter of 2016. Excluding the $0.9 million unfavorable FX impact, Consumer segment International net sales in the first quarter of 2017 increased by $10.8 million, or 10.3%, as compared to the first quarter of 2016. This increase was driven by higher net sales of Revlon color cosmetics and the expansion of the Cutex nail care product line. From a geographic perspective, the increase in International net sales was mainly driven by Japan, Australia and Hong Kong, in line with the Company’s strategy to increase investment and expansion in faster growing regions.

Elizabeth Arden Segment
The Elizabeth Arden segment is comprised of the operations that the Company acquired in the Elizabeth Arden Acquisition, which closed on September 7, 2016. Therefore, an analysis of net sales and segment profit for the Elizabeth Arden segment for the first quarter of 2017 is not included in this Form 10-Q, as the Company does not have any comparable prior period net sales or segment profit for the Elizabeth Arden segment.

Professional Segment
North America
In North America, Professional segment net sales in the first quarter of 2017 decreased by $10.1 million, or 18.8%, to $43.5 million, as compared to $53.6 million in the first quarter of 2016. Excluding the $0.2 million favorable FX impact, Professional segment net sales in North America in the first quarter of 2017 decreased by $10.3 million, or 19.2%, as compared to the first quarter of 2016. This decrease was primarily driven by continuing declines in consumption and price erosion in the salon nail category, which had a negative impact on net sales of CND nail products and American Crew men's grooming products.

International

Internationally, Professional segment net sales in the first quarter of 2017 increased by $3.0 million, or 4.9%, to $64.5 million, as compared to $61.5 million in the first quarter of 2016. Excluding the $1.7 million unfavorable FX impact, Professional segment International net sales increased by $4.7 million, or 7.6%, in the first quarter of 2017, as compared to the first quarter of 2016. This increase was primarily due to higher net sales of Revlon Professional hair products in the U.K., Italy, France, Mexico, Russia and Germany.

Gross profit:

	Three Months Ended March 31,		Change
	2017	2016	2017 vs. 2016
Gross profit	$329.8	$285.7	$44.1
Percentage of net sales	55.4%	65.0%	(9.6)%
Gross profit increased by $44.1 million in the first quarter of 2017, as compared to the first quarter of 2016. Gross profit decreased as a percentage of net sales in the first quarter of 2017 by 9.6 percentage points, as compared to the first quarter of 2016. The drivers of the increase in gross profit in the first quarter of 2017, as compared to the first quarter of 2016, primarily included:

•	the inclusion of gross profit from the Elizabeth Arden Acquisition, which increased gross profit by $99.7 million, however decreased gross profit as a percentage of net sales by 1.9 percentage points;

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

with the foregoing partially offset by:

•
additional inventory costs as a result of the recognition of an increase in the fair value of inventory acquired in the Elizabeth Arden Acquisition, which reduced gross profit by $16.0 million and reduced gross profit as a percentage of net sales by 3.1 percentage points;

•	unfavorable volume, which decreased gross profit by $15.5 million, with no impact on gross profit as a percentage of net sales;

•	higher promotional allowances, primarily within the Consumer segment, which decreased gross profit by $15.2 million and decreased gross profit as a percentage of net sales by 2.9 percentage points;

•	unfavorable product mix, which decreased gross profit by $4.9 million and decreased gross profit as a percentage of net sales by 0.9 percentage points; and

•
the unfavorable impact of less overhead absorption during the first quarter of 2017, which decreased gross profit by $3.7 million and decreased gross profit as a percentage of net sales by 0.7 percentage points.

SG&A expenses:

	Three Months Ended March 31,		Change
	2017	2016	2017 vs. 2016
SG&A expenses	$351.2	$245.8	$105.4

SG&A expenses increased by $105.4 million in the first quarter of 2017, as compared to the first quarter of 2016, primarily driven by:

•	the inclusion of SG&A expenses in the Elizabeth Arden segment as a result of the Elizabeth Arden Acquisition, which contributed $112.8 million to the increase in SG&A expenses;
with the foregoing partially offset by:

•	a $5.1 million decrease in brand support expenses, primarily within the Consumer segment.

Acquisition and Integration Costs:

	Three Months Ended March 31,		Change
	2017	2016	2017 vs. 2016
Acquisition Costs	0.6	$0.5	$0.1
Integration Costs	16.9	—	16.9
Total acquisition and integration costs	$17.5	$0.5	$17.0
The Company incurred $17.5 million of acquisition and integration costs in the first quarter of 2017, consisting primarily of $0.6 million of acquisition costs and $16.9 million of integration costs related to the integration of Elizabeth Arden. The acquisition costs primarily include legal fees directly attributable to the Elizabeth Arden Acquisition. The integration costs consist of non-restructuring costs related to the Company's integration of Elizabeth Arden's operations into the Company's business, including professional fees and employee related costs.
Acquisition costs in the first quarter of 2016 primarily included acquisition-related transition service fees.

Restructuring charges and other, net:

	Three Months Ended March 31,		Change
	2017	2016	2017 vs. 2016
Restructuring charges and other, net	$1.2	$1.3	$(0.1)

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

EA Integration Restructuring Program
During the first quarter of 2017, the Company recorded charges totaling $1.1 million related to restructuring and related actions under the EA Integration Restructuring Program. Of the $1.1 million: (a) charges of $1.2 million were recorded in restructuring charges and (b) adjustments of $0.1 million were recorded in SG&A expenses.

The Company expects approximately $50 million to $60 million of synergies and cost reductions to benefit 2017 from the EA Integration Restructuring Program and annualized synergies and cost reductions of approximately $190.0 million to be achieved over a multi-year period. In the first quarter of 2017, the Company realized approximately $9 million of these synergies and cost-reductions, which primarily benefited the Elizabeth Arden segment results and reduced the Company’s corporate-level SG&A expenses.

2015 Efficiency Program
During the first quarter of 2016, the Company recognized $1.3 million of restructuring charges and other, net, in connection with the 2015 Efficiency Program.

See Note 3, "Restructuring Charges," to the Unaudited Consolidated Financial Statements in this Form 10-Q for further discussion.

Interest expense:

	Three Months Ended March 31,		Change
	2017	2016	2017 vs. 2016
Interest expense	$35.0	$21.0	$14.0

The $14.0 million increase in interest expense in the first quarter of 2017, as compared to the first quarter of 2016, was primarily due to higher average debt outstanding and higher weighted average borrowing rates as a result of the debt transactions completed in connection with the Elizabeth Arden Acquisition.

Foreign currency gains, net:

	Three Months Ended March 31,		Change
	2017	2016	2017 vs. 2016
Foreign currency gains, net	$(4.3)	$(3.4)	$(0.9)

The $0.9 million increase in foreign currency gains, net, during the first quarter of 2017, as compared to the first quarter of 2016, was primarily driven by the net favorable impact of the revaluation of certain U.S. Dollar denominated intercompany payables and foreign currency denominated receivables, and lower hedging losses in the first quarter of 2017 compared to the first quarter of 2016.

Provision for income taxes:

	Three Months Ended March 31,		Change
	2017	2016	2017 vs. 2016
(Benefit from) provision for income taxes	$(38.1)	$6.1	$(44.2)
The Company's provision for income taxes decreased by $44.2 million in the first quarter of 2017, as compared to the first quarter of 2016, primarily due to the pretax loss from continuing operations in the first quarter of 2017.
The Company's effective tax rate for the three months ended March 31, 2017 was higher than the 35% federal statutory rate as a result of foreign dividends and earnings taxable in the U.S., state and local taxes, as well as the effect of certain favorable discrete items.
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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Financial Condition, Liquidity and Capital Resources
At March 31, 2017, the Company had a liquidity position of $385.2 million, consisting of $121.1 million of unrestricted cash and cash equivalents, as well as $264.1 million in available borrowings under Products Corporation's $400.0 million 2016 Revolving Credit Facility, based upon the borrowing base of $330.4 million, less $10.0 million of outstanding undrawn letters of credit, less $15.4 million of outstanding checks and $40.9 million of borrowings outstanding under the 2016 Revolving Credit Facility at such date.
The Company’s foreign operations held $116.2 million out of the total $121.5 million in cash and cash equivalents (net of any outstanding checks) as of March 31, 2017.  The cash held by the Company’s foreign operations is primarily used to fund such operations. The Company regularly assesses its cash needs and the available sources of cash to fund these needs. As part of this assessment, the Company determines the amount of foreign earnings, if any, that it intends to repatriate to help fund its domestic cash needs, including for the Company’s debt service obligations, and pays applicable U.S. income and foreign withholding taxes, if any, on such earnings to the extent repatriated, and otherwise records a tax liability for the estimated cost of repatriation in a future period. The Company believes that the cash generated by its domestic operations and availability under the 2016 Revolving Credit Facility and other permitted lines of credit should be sufficient to meet its domestic liquidity needs for at least the next 12 months. Therefore, the Company currently anticipates that restrictions and/or taxes on repatriation of foreign earnings will not have a material effect on the Company’s liquidity during such period.

Changes in Cash Flows
At March 31, 2017, the Company had cash and cash equivalents of $121.5 million, compared with $186.8 million at December 31, 2016. The following table summarizes the Company’s cash flows from operating, investing and financing activities for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(85.6)	$(99.8)
Net cash used in investing activities	(15.4)	(7.0)
Net cash provided by (used in) financing activities	30.4	(39.0)
Effect of exchange rate changes on cash and cash equivalents	5.3	1.1

Operating Activities
Net cash used in operating activities was $85.6 million and $99.8 million for the first three months of 2017 and 2016, respectively. The improvement in cash used in the first three months of 2017, compared to the first three months of 2016, was primarily driven by higher account receivable collections and lower disbursements during the first quarter of 2017, partially offset by higher interest payments as a result of increased debt incurred in the third quarter of 2016 in connection with financing and consummating the Elizabeth Arden Acquisition, higher inventory purchases and the payment of acquisition and integration costs in connection with the EA Integration Restructuring Program during the first quarter of 2017.

Investing Activities
Net cash used in investing activities was $15.4 million and $7.0 million for the first three months of 2017 and 2016, respectively, which included $15.4 million and $7.4 million of cash used for capital expenditures, respectively. Capital expenditures in the first quarter of 2017 included approximately $3 million for Elizabeth Arden integration-related investments.

Financing Activities
Net cash provided by (used in) financing activities was $30.4 million and $(39.0) million for the first three months of 2017 and 2016, respectively.
Net cash provided by financing activities for the first quarter of 2017 primarily included:

•	$40.9 million of borrowings under the 2016 Revolving Credit Facility;
with the foregoing partially offset by:

•	$4.5 million of repayments under the 2016 Term Loan facility; and

•	a $3.4 million decrease in short-term borrowings and overdraft.
Net cash used in financing activities for the first quarter of 2016 primarily included:

•	a $23.2 million required excess cash flow prepayment made under the Amended Term Loan Facility; and

•	$1.7 million of scheduled amortization payments on the Acquisition Term Loan; and

•	a $10.6 million decrease in short-term borrowings and overdraft.

Long-Term Debt Instruments
For further detail regarding Products Corporation's long-term debt instruments, see Note 11, "Long-Term Debt," to the Consolidated Financial Statements in Products Corporation's Annual Report on Form 10-K for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission (the "SEC") on March 3, 2017 (the "2016 Form 10-K"), as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources" in Products Corporation's 2016 Form 10-K.

Covenants
Products Corporation was in compliance with all applicable covenants under the 2016 Credit Facilities as of March 31, 2017. At March 31, 2017, the aggregate principal amounts outstanding under the 2016 Term Loan Facility and the 2016 Revolving Credit Facility were $1,791.0 million and $40.9 million, respectively, and availability under the $400.0 million 2016 Revolving Credit Facility, based upon the calculated borrowing base of $330.4 million, less $10.0 million of outstanding undrawn letters of credit, less $15.4 million of outstanding checks and $40.9 million then drawn on the 2016 Revolving Credit Facility, was $264.1 million.
Products Corporation was in compliance with all applicable covenants under its Senior Notes Indentures as of March 31, 2017.

Sources and Uses
The Company’s principal sources of funds are expected to be operating revenues, cash on hand and funds available for borrowing under the 2016 Revolving Credit Facility and other permitted lines of credit. The 2016 Credit Agreements and the Senior Notes Indentures contain certain provisions that by their terms limit Products Corporation's and its subsidiaries’ ability to, among other things, incur additional debt.
The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy; payments in connection with the Company's synergy and integration programs related to the Elizabeth Arden Acquisition (including, without limitation, for the EA Integration Restructuring Program); purchases of permanent wall displays; capital expenditure requirements; debt service payments and costs; cash tax payments; pension and other post-retirement benefit plan contributions; payments in connection with the Company’s restructuring programs; business and/or brand acquisitions (including, without limitation, through licensing transactions), if any; severance not otherwise included in the Company’s restructuring programs; debt and/or equity repurchases, if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting and/or entering certain territories and/or channels of trade. The Company’s cash contributions to its pension and post-retirement benefit plans in the first three months of 2017 were $1.9 million. The Company expects cash contributions to its pension and post-retirement benefit plans to be approximately $10 million in the aggregate for 2017. The Company’s cash taxes paid in the first three months of 2017 were $2.4 million. The Company expects to pay cash taxes of approximately $15 million to $20 million in the aggregate during 2017. The Company’s purchases of permanent wall displays and capital expenditures in the first three months of 2017 were $10.2 million and $15.4 million, respectively. The Company expects purchases of permanent wall displays to be approximately $60.0 million to $70.0 million during 2017 and expects capital expenditures to be approximately $100.0 million to $120.0 million in 2017. Capital expenditures for 2017 include approximately $50 million of expected spend for the EA Integration Restructuring Program.
As a result of the EA Integration Restructuring Program, as well as other actions that the Company is continuing to evaluate related to integrating the Elizabeth Arden organization into the Company’s business, such as through the elimination of duplicative functions, leveraging purchasing scale and optimizing the manufacturing and distribution networks of the combined company, the Company currently expects to realize over a multi-year period annualized synergies and cost reductions of approximately $190 million, with approximately $50 million to $60 million of synergies and cost reductions from the EA Integration Restructuring Program expected to benefit 2017. In order to capture these annualized cost reductions, the Company anticipates that it will incur, over a multi-year period, approximately $100 million to $110 million of additional integration-related capital expenditures and approximately $70 million to $80 million of non-restructuring integration costs. Any of these actions, the intended purpose of which would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities. Any such activities may be funded with cash on hand, funds available under the 2016 Revolving Credit Facility and/or other permitted additional sources of capital, which actions could increase the Company’s total debt.
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
Continuing to execute the Company’s business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands (including, without limitation, through licensing transactions), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining the Company’s approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, including optimizing the Colomer Acquisition, the CBB Acquisition, the Cutex Acquisitions and/or the Elizabeth Arden Acquisition. Any of these actions, the intended purpose of which would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities. Any such activities may be funded with cash on hand, funds available under the 2016 Revolving Credit Facility and/or other permitted additional sources of capital, which actions could increase the Company’s total debt.
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
The Company expects that operating revenues, cash on hand and funds available for borrowing under the 2016 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to pay its operating expenses for 2017, including expenses in connection with executing the Company’s business strategy, payments in connection with the Company's synergy and integration programs related to the Elizabeth Arden Acquisition, purchases of permanent wall displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company’s restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, severance not otherwise included in the Company’s restructuring programs, debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade.
There can be no assurance that available funds will be sufficient to meet the Company’s cash requirements on a consolidated basis. If the Company’s anticipated level of revenues is not achieved because of, among other things, decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products in one or more of the Consumer, Elizabeth Arden, Professional and/or Other segments; adverse changes in foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors and/or decreased performance by third party suppliers; changes in consumer purchasing habits, including with respect to retailer preferences and/or sales channels; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; or less than anticipated results from the Company’s existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company’s expenses, including, without limitation, for synergy and integration programs related to the Elizabeth Arden Acquisition capital expenditures, restructuring and severance costs, acquisition and integration costs, costs related to litigation, advertising, promotional and marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet the Company’s cash requirements.
Any such developments, if significant, could reduce the Company’s revenues and operating income and could adversely affect Products Corporation’s ability to comply with certain financial and/or other covenants under the 2016 Credit Agreements and/or the Senior Notes Indentures and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending. (See Item 1A. "Risk Factors" in Products Corporation's 2016 Form 10-K for further discussion of certain risks associated with the Company's business and indebtedness.)

Derivative Financial Instruments
Foreign Currency Forward Exchange Contracts
Products Corporation enters into FX Contracts and option contracts from time to time to hedge certain net cash flows denominated in currencies other than the local currencies of the Company’s foreign and domestic operations. The FX Contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. At March 31, 2017, the FX Contracts outstanding had a notional amount of $124.7 million and a net asset fair value of $0.8 million.
Interest Rate Swap Transaction
In November 2013, Products Corporation executed a forward-starting floating-to-fixed interest rate swap transaction (the "2013 Interest Rate Swap") that, at its inception, was based on a notional amount of $400 million in respect of indebtedness under the Old Acquisition Term Loan. The 2013 Interest Rate Swap initially had a floor of 1% that in December 2016 was amended to 0.75%. In connection with entering into the 2016 Term Loan Facility, the 2013 Interest Swap was carried over to apply to a notional amount of $400 million in respect of indebtedness under such loan for the remaining balance of the term of such swap. The Company initially designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments related to the $400 million notional amount under the Old Acquisition Term Loan over the three-year term of the 2013 Interest Rate Swap (and subsequently to the $400 million notional amount under the 2016 Term Loan Facility for the remaining balance of the term of such swap). Under the terms of the 2013 Interest Rate Swap, commencing in May 2015, Products Corporation receives from the counterparty a floating interest rate based on the higher of three-month U.S. Dollar LIBOR or the floor percentage in effect, while paying a fixed interest rate payment to the counterparty equal to 2.0709% (which, with respect to the 2016 Term Loan Facility, effectively fixes the interest rate on such notional amount at 5.5709% over the remaining balance of the three-year term of the 2013 Interest Rate Swap). At March 31, 2017 and December 31, 2016, the fair value of the 2013 Interest Rate Swap was a liability of $3.5 million and $4.7 million, respectively.
As a result of completely refinancing the Old Acquisition Term Loan with a portion of the proceeds from Products Corporation's consummation of the 2016 Senior Credit Facilities and the 6.25% Senior Notes in connection with consummating the Elizabeth Arden Acquisition, the critical terms of the 2013 Interest Rate Swap no longer matched the terms of the underlying debt under the 2016 Term Loan Facility. At the refinancing date, or the September 7, 2016 Elizabeth Arden Acquisition Date (the "De-designation Date"), the 2013 Interest Rate Swap was determined to no longer be highly effective and the Company discontinued hedge accounting for the 2013 Interest Rate Swap. Following the de-designation of the 2013 Interest Rate Swap, changes in fair value are accounted for as a component of other non-operating expenses. Accumulated deferred losses of $4.9 million, or $3.0 million net of tax, at December 31, 2016 that were previously recorded as a component of accumulated other comprehensive loss will be amortized into earnings over the remaining term of the 2013 Interest Rate Swap through its maturity.
Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of the derivative instruments in asset positions, which totaled $1.3 million and $2.3 million as of March 31, 2017 and December 31, 2016, respectively. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties. Given the current credit standing of the counterparties to the Company's derivative instruments, the Company believes the risk of loss arising from any non-performance by any of the counterparties under these derivative instruments is remote.

Disclosures about Contractual Obligations and Commercial Commitments

As of March 31, 2017, there were no material changes to the Company's total contractual cash obligations, as set forth in the contractual obligations and commercial commitments disclosure included in Products Corporation's 2016 Form 10-K.

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

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions)

Discussion of Critical Accounting Policies
For a discussion of the Company's critical accounting policies, see Products Corporation's 2016 Form 10-K.

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
The qualitative and quantitative information presented in Item 7A of Products Corporation's 2016 Form 10-K ("Item 7A") describes significant aspects of the Company's financial instrument program that have material market risk as of December 31, 2016. The following tables present this information as required by Item 7A as of March 31, 2017.

	Expected Maturity Date for the Year Ended December 31,
	(dollars in millions, except for rate information)
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value March 31, 2017
Debt
Short-term variable rate (third-party - various currencies)	$10.2						$10.2	$10.2
Average interest rate (a)	3.8%
Short-term fixed rate (third party - EUR)	$1.2						$1.2	$1.2
Average interest rate	11.8%
Long-term fixed rate (third party - USD)					$500.0	$450.0	$950.0	$951.3
Average interest rate					5.75%	6.25%
Long-term fixed rate (third party - EUR)	$0.1	$0.1	$0.1	$0.1	$0.1	$—	$0.5	$0.5
Average interest rate	—%	—%	—%	—%	—%	—%
Long-term variable rate (third party - USD) (b)	$54.4	$18.0	$18.0	$18.0	$18.0	$1,705.5	$1,831.9	$1,834.1
Average interest rate (a)(c)	3.9%	5.0%	5.2%	5.4%	5.5%	5.7%
Total debt	$65.9	$18.1	$18.1	$18.1	$518.1	$2,155.5	$2,793.8	$2,797.3

(a)	Weighted average variable rates are based upon implied forward rates from the U.S. Dollar LIBOR and Euribor yield curves at March 31, 2017.

(b)	Includes total quarterly amortization payments required within each year under the 2016 Term Loan Facility.

(c)
At March 31, 2017, the interest rate for the 2016 Term Loan Facility was the Eurodollar Rate (as defined in the 2016 Term Loan Agreement) plus 3.50% per annum (with the Eurodollar Rate not to be less than 0.75%).

If any of LIBOR, Euribor, the base rate, the U.S. federal funds rate or such equivalent local foreign currency rate increases, Products Corporation's debt service costs will increase to the extent that Products Corporation has elected such rates for its outstanding loans. Based on the amounts outstanding under the 2016 Senior Credit Facilities and other short-term borrowings (which, in the aggregate, are Products Corporation’s only debt currently subject to floating interest rates) as of March 31, 2017, a 1% increase in both the LIBOR and Euribor rates would increase the Company’s annual interest expense by $14.6 million.
At March 31, 2017 and December 31, 2016, the fair value of the 2013 Interest Rate Swap was a liability of $3.5 million and $4.7 million, respectively. See "Financial Condition, Liquidity and Capital Resources - Derivative Financial Instruments" for additional detail on the 2013 Interest Rate Swap.
As a result of completely refinancing the Old Acquisition Term Loan in connection with the Elizabeth Arden Acquisition, the critical terms of the 2013 Interest Rate Swap no longer match the terms of the underlying debt under the 2016 Term Loan Facility. At the De-designation Date, the 2013 Interest Rate Swap was determined to no longer be highly effective and the Company discontinued hedge accounting for the 2013 Interest Rate Swap. Following the de-designation of the 2013 Interest Rate Swap, changes in fair value will be accounted for as a component of other non-operating expenses. Accumulated deferred losses of $3.9 million, or $2.4 million  net of tax, at March 31, 2017 that were previously recorded as a component of accumulated other comprehensive loss will be amortized to earnings over the remaining term of the 2013 Interest Rate Swap through its maturity.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
(all tabular amounts in millions)

Exchange Rate Sensitivity

The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. In addition, a portion of the Company's borrowings are denominated in foreign currencies, which are also subject to market risk associated with exchange rate movement. The Company, from time to time, hedges major foreign currency cash exposures through foreign exchange forward and option contracts. Products Corporation enters into these contracts with major financial institutions in an attempt to minimize counterparty risk. These contracts generally have a duration of less than 12 months and are primarily against the U.S. Dollar. In addition, Products Corporation enters into foreign currency swaps to hedge intercompany financing transactions. The Company does not hold or issue financial instruments for trading purposes.

Forward Contracts (“FC”)	Average Contractual Rate $/FC	U.S. Dollar Equivalent Notional Amount	Contract Value March 31, 2017	Asset (Liability) Fair Value March 31, 2017
Sell British Pound/Buy USD	1.2648	25.8	25.9	0.1
Sell Canadian Dollars/Buy USD	0.7553	24.5	24.6	0.1
Sell Australian Dollars/Buy USD	0.7490	18.7	18.5	(0.2)
Buy Mexican Peso/Sell USD	0.0499	10.2	10.8	0.6
Sell Euro/Buy USD	1.0816	10.2	10.3	0.1
Sell USD/Buy Swiss Franc	1.0131	9.6	9.6	—
Sell Japanese Yen/Buy USD	0.0091	7.4	7.5	0.1
Sell South African Rand/Buy USD	0.0725	6.3	6.2	(0.1)
Sell DKK/Buy USD	6.9171	4.0	4.0	—
Buy Australian Dollars/Sell NZ dollars	1.0629	3.8	3.9	0.1
Buy Euro/Sell British Pound	0.8618	2.8	2.8	—
Sell New Zealand Dollars/Buy USD	0.7088	1.4	1.4	—
Total forward contracts		$124.7	$125.5	$0.8

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

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
(all tabular amounts in millions)

Forward-Looking Statements
This Quarterly Report on Form 10-Q for the three months ended March 31, 2017, as well as the Company's other public documents and statements, may contain forward-looking statements that involve risks and uncertainties, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known and unknown factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations, plans and estimates (whether qualitative or quantitative) as to:

(i)
the Company's future financial performance and/or sales growth, including, without limitation, the Company's anticipation of achieving growth through opportunities presented by the combined Company's expanded sales channels and geographies, a broadened product portfolio and cost synergy opportunities;

(ii)
the effect on sales of decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products in the Consumer, Elizabeth Arden, Professional and/or Other segments; adverse changes in foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors and/or decreased performance by third party suppliers, changes in consumer purchasing habits, including with respect to retailer preferences and/or among sales channels; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; less than anticipated results from the Company’s existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company’s expenses, including, without limitation, for pension expense under its benefit plans, acquisition and acquisition-related integration costs, capital expenditures, costs related to the Company’s synergy and integration programs in connection with the Elizabeth Arden Acquisition, restructuring and severance costs, costs related to litigation, advertising, promotional and marketing activities, or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses;

(iii)
the Company's belief that the continued execution of its business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands (including through licensing transactions, if any), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, including optimizing the Colomer Acquisition, the CBB Acquisition, the Cutex Acquisitions (including the Company's belief that such acquisition enhances and complements the Company's existing brand portfolio of nail care products) and/or the Elizabeth Arden Acquisition, any of which, the intended purpose would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities, which activities may be funded with cash on hand, funds available under the 2016 Revolving Credit Facility and/or other permitted additional sources of capital, which actions could increase the Company’s total debt;

(iv)
the Company’s belief that it is building a combined organization that is entrepreneurial, agile and boldly creative, with a passion for beauty, that it has strategic brand builders developing a diverse portfolio of iconic brands that delight consumers around the world wherever and however they shop for beauty and that it strives to be an ethical company that values inclusive leadership and is committed to sustainable and responsible growth and the Company’s belief in its strategy that is based on three key pillars: (a) strengthening our portfolio of brands by: continuing to develop the leadership and aspiration for our flagship brands; Revlon, Elizabeth Arden and Almay; continuing to develop our product offerings across beauty segments with a focus on large and/or fast growing categories; leveraging our creativity, insights and agility to accelerate innovation to develop trend-relevant and first-of-its kind beauty solutions; delighting our customers with high performing products, superior services and unique experiences that exceed their expectations; and continuing to communicate our brand's heritage, expertise and purpose to create authentic, meaningful and lasting connections with consumers of all ages; (b) strategically expanding consumer's access to our brands by: taking steps to ensure that consumers have real-time access to our brands wherever and however they shop for beauty; strengthening and diversifying our channels, especially direct to consumer; accelerating our development in high-growth channels, with a focus on specialty, e-commerce and m-commerce; continuing to win in traditional channels (including mass, drug, selective and department stores) and expanding our combined reach into travel retail; and strengthening our position in the U.S., to ensure our growth base, and expanding into untapped geographic regions, with a focus on growth in Asia; and (c) developing a cost structure that fuels investment in our brands by: growing profitably and improving our operating performance; aligning our strategic investments behind the biggest growth opportunities and innovation that differentiates our brands; continuing to improve our category mix by shifting toward higher gross margin categories (e.g., skin care and fragrance); reducing product returns, markdowns and inventory levels; and continuing to optimize our resource allocation;

(v)
the effect of restructuring activities, restructuring costs and charges, the timing of restructuring payments and the benefits from such activities; including, without limitation, the Company’s expectation (a) that the 2015 Efficiency Program will drive certain organizational efficiencies across the Company's Consumer and Professional segments and reduce general and administrative expenses within the Consumer and Professional segments; and that cash payments related to the 2015 Efficiency Program will total approximately $12 million, including $0.2 million for capital expenditures (which capital expenditures are excluded from total restructuring and related charges expected to be recognized for the 2015 Efficiency Program), of which $6.1 million was paid through 2016, $6.7 million was paid through March 31, 2017 and the remaining balance is expected to be paid in the remainder of 2017;

(vi)
the Company’s expectation that operating revenues, cash on hand and funds available for borrowing under Products Corporation's 2016 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2017, including the cash requirements referred to in item (viii) below, and the Company's beliefs that (a) the cash generated by its domestic operations and availability under the 2016 Revolving Credit Facility and other permitted lines of credit should be sufficient to meet its domestic liquidity needs for at least the next 12 months, and (b) restrictions and/or taxes on repatriation of foreign earnings will not have a material effect on the Company's liquidity during such period;

(vii)
the Company’s expected principal sources of funds, including operating revenues, cash on hand and funds available for borrowing under Products Corporation's 2016 Revolving Credit Facility and other permitted lines of credit, as well as the availability of funds from the Company taking certain measures, including, among other things, reducing discretionary spending;

(viii)
the Company's expected principal uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy; payments in connection with the Company’s synergy and integration programs related to the Elizabeth Arden Acquisition (including, without limitation, for the EA Integration Restructuring Program); payments in connection with the Company's purchases of permanent wall displays; capital expenditure requirements; debt service payments and costs; cash tax payments; pension and other post-retirement benefit plan contributions; payments in connection with the Company's restructuring programs; business and/or brand acquisitions (including, without limitation, through licensing transactions, if any); severance not otherwise included in the Company’s restructuring programs; debt and/or equity repurchases, if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting and/or entering certain territories and/or channels of trade (including, without limitation, that the Company may also, from time to time, seek to retire or purchase its outstanding debt obligations and/or equity in open market purchases, block trades, privately negotiated purchase transactions or otherwise and may seek to refinance some or all of its indebtedness based upon market conditions and that any such retirement or purchase of debt and/or equity may be funded with operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material); and its estimates of the amount and timing of such operating and other expenses;

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

(xiv)	certain estimates used by management in estimating the fair value of the assets acquired in the Elizabeth Arden Acquisition; and

(xv)
the Company's expected benefits and other impacts from the Elizabeth Arden Acquisition, including, without limitation: (a) as a result of the EA Integration Restructuring Program, as well as other actions related to integrating the Elizabeth Arden organization into the Company’s business, achieving annualized synergies and cost reductions of approximately $190 million over a multi-year period, with approximately $50 million to $60 million of synergies and cost reductions expected to benefit 2017 from the EA Integration Restructuring Program; (b) incurring, over a multi-year period, approximately $100 million to $110 million of integration-related capital expenditures and approximately $70 million to $80 million of non-restructuring integration costs related to these actions; and (c) in connection with implementing the EA Integration Restructuring Program: (1) consolidating offices, eliminating certain duplicative activities and streamlining back-office support (which are designed to reduce the Company’s SG&A expenses) and eliminating approximately 350 positions worldwide and (2) recognizing approximately $65 million to $75 million of the EA Integration Restructuring Charges (all of which are expected to be cash payments), consisting of: (i) approximately $40 million to $50 million of employee-related costs, including severance, retention and other contractual termination benefits; (ii) approximately $15 million of lease termination costs; and (iii) approximately $10 million of other related charges.

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
Investors are advised, however, to consult any additional disclosures the Company made or may make in its 2016 Form 10-K and in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC in 2017 and 2016 (which, among other places, can be found on the SEC's website at http://www.sec.gov). Except as expressly set forth in this Form 10-Q, the information available from time to time on such websites shall not be deemed incorporated by reference into this Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. (See also Item 1A. "Risk Factors" in Products Corporation's 2016 Form 10-K for further discussion of risks associated with the Company's business). In addition to factors that may be described in the Company's filings with the SEC, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:

(i)
unanticipated circumstances or results affecting the Company's financial performance and or sales growth, including decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products in the Consumer, Elizabeth Arden, Professional and/or Other segments; adverse changes in foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company's competitors and/or decreased performance by third party suppliers; changes in consumer preferences, such as reduced consumer demand for the Company's color cosmetics and other current products, including new product launches; changes in consumer purchasing habits, including with respect to retailer preferences and/or among sales channels; lower than expected customer acceptance or consumer acceptance of, or less than anticipated results from, the Company’s existing or new products; higher than expected restructuring or severance costs, acquisition costs and/or acquisition-related integration costs and capital expenditures, including, without limitation, synergy and integration program costs and expenses related to the Elizabeth Arden Acquisition; higher than expected pension expense and/or cash contributions under its benefit plans, costs related to litigation, advertising, promotional and/or marketing expenses or lower than expected results from the Company’s advertising, promotional, pricing and/or marketing plans; higher than expected sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise or decreased sales of the Company’s existing or new products; actions by the Company’s customers, such as inventory management and greater than anticipated space reconfigurations or reductions in display space and/or product discontinuances or a greater than expected impact from pricing, marketing, advertising and/or promotional strategies by the Company's customers; and changes in the competitive environment and actions by the Company's competitors, including, among other things, business combinations, technological breakthroughs, implementation of new pricing strategies, new product offerings, increased advertising, promotional and marketing spending and advertising, promotional and/or marketing successes by competitors;

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

(iii)
unanticipated costs or difficulties or delays in completing projects associated with the continued execution of the Company’s business strategy or lower than expected revenues or the inability to create value through improving our financial performance as a result of such strategy, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more brands or product lines, launching of new product lines, including higher than expected expenses, including for sales returns, for launching its new products, acquiring businesses or brands (including through licensing transactions, if any), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining its approach to retail merchandising and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company’s manufacturing, sourcing, supply chain or organizational size and structure, including optimizing the Colomer Acquisition, the CBB Acquisition, the Cutex Acquisitions and/or the Elizabeth Arden Acquisition (including difficulties or delays in and/or the Company’s inability to integrate the Elizabeth Arden business which could result in less than expected synergies and/or cost reductions, more than expected costs to achieve the expected synergies and/or cost reductions or delays in achieving the expected synergies and/or cost reductions and/or less than expected benefits from the EA Integration Restructuring Program, more than expected costs in implementing such program and/or difficulties or delays, in whole or in part, in executing the EA Integration Restructuring Program), as well as the unavailability of cash on hand and/or funds under the 2016 Revolving Credit Facility or from other permitted additional sources of capital to fund such potential activities;

(iv)
(A) difficulties, delays in or less than expected results from the Company’s efforts to build a combined organization that is entrepreneurial, agile and boldly creative with a passion for beauty, having strategic brand builders developing a diverse portfolio of iconic brands that delight consumers around the world wherever and however they shop for beauty and striving to be an ethical company that values inclusive leadership and is committed to sustainable and responsible growth, such as due to, among other things, less than effective product development, less than expected acceptance of its new or existing products by consumers, salon professionals and/or other customers, less than expected acceptance of its advertising, promotional, pricing and/or marketing plans and/or brand communication by consumers, salon professionals and/or customers, less than expected investment in advertising, promotional and/or marketing activities or greater than expected competitive investment, less than expected levels of advertising, promotional and/or marketing activities for its new product launches and/or less than expected levels of execution with its customers or higher than expected costs and expenses; and/or (B) difficulties, delays in or less than expected results from the Company’s efforts to strengthen its portfolio of brands, strategically expand consumer's access to the Company’s brands and/or develop a cost structure that fuels investment in the Company’s brands, such as due to less than expected investment behind such activities, less than effective new product development and/or advertising, marketing or promotional programs, less than expected success in expanding geographically, into new channels and/or expanding the Company’s digital capabilities and/or less than expected results from the Company’s efforts to reduce costs, including, without limitation, due to higher than expected sales returns such as those that may be related to actions by the Company’s customers, such as inventory management or greater than anticipated space reconfigurations or reductions in display space;

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

(xii)	unexpected significant variances in the Company's tax provision, effective tax rate and/or unrecognized tax benefits;

(xiii)
unanticipated adverse effects on the Company’s business, prospects, results of operations, financial condition and/or cash flows as a result of unexpected developments with respect to the Company's legal proceedings;

(xiv)	changes in the fair values of the assets acquired in the Elizabeth Arden Acquisition due to, among other things, unanticipated future performance of the acquired licenses and/or other brands; and/or

(xv)
difficulties with, delays in and/or the Company’s inability to achieve, in whole or in part, or within the expected timeframe the expected benefits from the Elizabeth Arden Acquisition, such as (a) the Company’s or the Elizabeth Arden’s respective businesses experiencing disruptions due to management’s focus on executing the business integration activities and/or due to employee uncertainty during the integration transition period or other factors making it more difficult to maintain relationships with customers, suppliers, employees and other business partners; (b) the Company being unable to successfully implement, in whole or in part, its integration strategies, including the possibility that the expected synergies and cost reductions from the Elizabeth Arden Acquisition will not be realized or will not be realized within the expected time period; (c) difficulties, delays or the inability of the Company to successfully complete the EA Integration Restructuring Program, in whole or in part, which could result in less than expected operating and financial benefits from such actions; (d) difficulties, delays or the inability of the Company to realize, in whole or in part, the anticipated benefits from the EA Integration Restructuring Program, such as difficulties with, delays in or the Company’s inability to generate certain reductions in its SG&A and/or eliminate certain positions; (e) delays in completing the EA Integration Restructuring Program, which could reduce the benefits realized from such activities; (f) higher than anticipated restructuring charges and/or payments in connection with completing the EA Integration Restructuring Program and/or changes in the expected timing of such charges and/or payments; and/or (g) difficulties with, delays in and/or the Company’s inability to achieve, in whole or in part, or within the expected timeframe approximately $190 million of multi-year annualized synergies and cost reductions and approximately $50 million to $60 million of synergies and cost reductions to benefit 2017, such as due to the Company being unable to successfully implement integration strategies and/or changes in the timing of realizing such synergies and cost reductions, such as due to less than anticipated liquidity to fund such activities and/or more than expected capital expenditures, non-restructuring integration costs or other costs to achieve the expected synergies and/or cost reductions.

Factors other than those listed above could also cause the Company's results to differ materially from expected results. This discussion is provided pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

Website Availability of Reports, Corporate Governance Information and Other Financial Information
Revlon, Inc. which owns 100% of Products Corporation's common stock maintains a comprehensive corporate governance program, including Corporate Governance Guidelines for Revlon’s Board of Directors, Revlon’s Board Guidelines for Assessing Director Independence and charters for Revlon’s Audit Committee and Compensation Committee. Revlon maintains a corporate investor relations website, www.revloninc.com, where stockholders and other interested persons may review, without charge, among other things, Revlon's corporate governance materials and certain SEC filings (such as Revlon's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, annual reports, Section 16 reports reflecting certain changes in the stock ownership of Revlon’s directors and Section 16 officers, and certain other documents filed with the SEC), each of which are generally available on the same business day as the filing date with the SEC on the SEC’s website http://www.sec.gov. In addition, under the section of the website entitled, "Corporate Governance," Revlon posts printable copies of the latest versions of its Corporate Governance Guidelines, Board Guidelines for Assessing Director Independence, charters for Revlon's Audit Committee and Compensation Committee, as well as Revlon's and the Company's Code of Conduct and Business Ethics, which includes Revlon's and the Company's Code of Ethics for Senior Financial Officers, and the Audit Committee Pre-Approval Policy. From time to time, the Company may post on www.revloninc.com certain presentations that may include material information regarding its business, financial condition and/or results of operations. The business and financial materials and any other statement or disclosure on, or made available through, the websites referenced herein shall not be deemed incorporated by reference into this report.

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
By Order dated August 4, 2016, all five cases were consolidated by the Court into a Consolidated Amended Class Action. Thereafter, on August 11, 2016 a Consolidated Amended Class Action Complaint was filed, seeking to enjoin defendants from consummating the Merger and/or from soliciting shareholder votes. To the extent that the Merger was consummated, the Consolidated Amended Class Action Complaint seeks to rescind the Merger or recover rescissory or other compensatory damages, along with costs and fees. The grounds for relief set forth in the Consolidated Amended Class Action Complaint in large part track those grounds as asserted in the five individual complaints, as previously disclosed. Class counsel advised that post consummation of the Merger they were going to file a Second Consolidated Amended Class Action Complaint. The Second Consolidated Amended Class Action Complaint (which superseded the Consolidated Amended Class Action Complaint) was ultimately filed on or about January 26, 2017. Like the Consolidated Amended Class Action complaint, the grounds for relief set forth in the Second Consolidated Amended Class Action Complaint in large part track those grounds as asserted in the five individual complaints. Motions to dismiss the Second Consolidated Amended Class Action Complaint were filed on March 28, 2017.
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

Item 1A. Risk Factors
In addition to the other information in this report, investors should consider carefully the risk factors discussed in Part I, Item 1A. "Risk Factors" in Products Corporation's 2016 Form 10-K.

Item 5. Other Information

None.

Item 6. Exhibits

*4.1
Second Supplemental Indenture, dated as of February 13, 2017, by and among Products Corporation, Cutex, Inc. (a subsidiary of Products Corporation), the other Subsidiary Guarantors (as defined in the 6.25% Senior Notes Indenture) and U.S. Bank National Association, as trustee under the 6.25% Senior Notes Indenture.

*4.2
Fifth Supplemental Indenture, dated as of February 13, 2017, by and among Cutex, Inc., Products Corporation, the other Guarantors (as defined in the 5.75% Senior Notes Indenture) and U.S. Bank National Association, as trustee under the 5.75% Senior Notes Indenture.

10.1
Employment Agreement, dated as of April 17, 2017, between Revlon, Products Corporation and Christopher Peterson (incorporated by reference to Revlon's Current Report on Form 8-K filed with the SEC on April 17, 2017).

*31.1	Certification of Fabian T. Garcia, Chief Executive Officer, dated May 5, 2017, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Juan R. Figuereo, Chief Financial Officer, dated May 5, 2017, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1 (furnished herewith)	Certification of Fabian T. Garcia, Chief Executive Officer, dated May 5, 2017, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (furnished herewith)	Certification of Juan R. Figuereo, Chief Financial Officer, dated May 5, 2017, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

S I G N A T U R E S
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 5, 2017

Revlon Consumer Products Corporation
(Registrant)

By: /s/ Fabian T. Garcia	By: /s/ Juan R. Figuereo	By: /s/ Siobhan Anderson
Fabian T. Garcia	Juan R. Figuereo	Siobhan Anderson
President,	Chief Financial Officer	Senior Vice President,
Chief Executive Officer and		Chief Accounting Officer,
Director		Corporate Controller, Treasurer
and Investor Relations