Form 10-Q
period 2019-06-30
REVLON CONSUMER PRODUCTS CORP
filed 2019-08-08
CIK 890547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________________ to _______________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number		IRS Employer Identification No.
1-11178	Revlon, Inc.		13-3662955
Delaware

One New York Plaza
New York, New York 10004
212-527-4000

33-59560	Revlon Consumer Products Corporation		13-3662953
Delaware

One New York Plaza
New York, New York 10004
212-527-4000

Securities registered pursuant to Section 12(b) or 12(g) of the Act:

	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Revlon, Inc.	Class A Common Stock	REV	New York Stock Exchange
Revlon Consumer Products Corporation	None	N/A	N/A

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Revlon, Inc.	Yes ☒	No ☐
Revlon Consumer Products Corporation	Yes ☐	No ☒

Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller Reporting Company	Emerging Growth Company
Revlon, Inc.	Yes ☐ No ☒	Yes ☒ No ☐	Yes ☐ No ☒	Yes ☒ No ☐	Yes ☐ No ☒
Revlon Consumer Products Corporation	Yes ☐ No ☒	Yes ☐ No ☒	Yes ☒ No ☐	Yes ☒ No ☐	Yes ☐ No ☒
If an emerging growth company, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act).

Revlon, Inc.	Yes ☐	No ☒
Revlon Consumer Products Corporation	Yes ☐	No ☒

Number of shares of common stock outstanding as of June 30, 2019:

Revlon, Inc. Class A Common Stock:	53,035,412
Revlon Consumer Products Corporation Common Stock:	5,260

At such date, (i) 46,223,321 shares of Revlon, Inc. Class A Common Stock were beneficially owned by MacAndrews & Forbes Incorporated and certain of its affiliates; and (ii) all shares of Revlon Consumer Products Corporation Common Stock were held by Revlon, Inc.

Revlon Consumer Products Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format applicable to Revlon Consumer Products Corporation.

REVLON, INC. AND SUBSIDIARIES
REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements of Revlon, Inc. and Subsidiaries

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63.0	$87.3
Trade receivables, less allowance for doubtful accounts of $16.1 and $15.6 as of June 30, 2019 and December 31, 2018, respectively	389.3	431.3
Inventories	560.2	523.2
Prepaid expenses and other assets	163.8	152.0
Total current assets	1,176.3	1,193.8
Property, plant and equipment, net of accumulated depreciation of $463.0 and $425.2 as of June 30, 2019 and December 31, 2018, respectively	429.4	354.5
Deferred income taxes	147.7	131.8
Goodwill	673.8	673.9
Intangible assets, net of accumulated amortization of $210.3 and $187.3 as of June 30, 2019 and December 31, 2018, respectively	508.1	532.0
Other assets	130.7	130.8
Total assets	$3,066.0	$3,016.8

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Short-term borrowings	$5.7	$9.3
Current portion of long-term debt	409.4	348.1
Accounts payable	393.9	332.1
Accrued expenses and other current liabilities	401.2	430.9
Total current liabilities	1,210.2	1,120.4
Long-term debt	2,723.1	2,727.7
Long-term pension and other post-retirement plan liabilities	165.7	169.0
Other long-term liabilities	154.2	56.5
Stockholders’ deficiency:
Class A Common Stock, par value $0.01 per share: 900,000,000 shares authorized; 56,618,063 and 55,556,466 shares issued as of June 30, 2019 and December 31, 2018, respectively	0.5	0.5
Additional paid-in capital	1,067.6	1,063.8
Treasury stock, at cost: 1,624,719 and 1,533,320 shares of Class A Common Stock as of June 30, 2019 and December 31, 2018, respectively	(33.5)	(31.9)
Accumulated deficit	(1,993.8)	(1,855.0)
Accumulated other comprehensive loss	(228.0)	(234.2)
Total stockholders’ deficiency	(1,187.2)	(1,056.8)
Total liabilities and stockholders’ deficiency	$3,066.0	$3,016.8

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net sales	$570.2	$606.8	$1,123.4	$1,167.5
Cost of sales	243.9	259.6	481.7	502.2
Gross profit	326.3	347.2	641.7	665.3
Selling, general and administrative expenses	332.5	374.6	665.1	746.3
Acquisition and integration costs	—	4.6	0.6	8.6
Restructuring charges and other, net	3.2	5.9	8.7	10.0
Loss on disposal of minority investment	—	20.1	—	20.1
Operating loss	(9.4)	(58.0)	(32.7)	(119.7)
Other expenses:
Interest expense	47.8	42.8	95.5	82.7
Amortization of debt issuance costs	3.5	3.0	6.7	5.3
Foreign currency losses, net	1.2	20.2	1.4	9.6
Miscellaneous, net	4.6	0.2	5.9	0.2
Other expenses	57.1	66.2	109.5	97.8
Loss from continuing operations before income taxes	(66.5)	(124.2)	(142.2)	(217.5)
Benefit from income taxes	(1.2)	(2.8)	(1.1)	(4.4)
Loss from continuing operations, net of taxes	(65.3)	(121.4)	(141.1)	(213.1)
Income (loss) from discontinued operations, net of taxes	1.6	(1.1)	2.3	0.3
Net loss	$(63.7)	$(122.5)	$(138.8)	$(212.8)
Other comprehensive income (loss):
Foreign currency translation adjustments	2.6	(4.9)	1.3	(7.4)
Amortization of pension related costs, net of tax(a)(b)	2.7	2.1	4.9	4.2
Reclassification into earnings of accumulated losses from the de-designated 2013 Interest Rate Swap, net of tax(c)	—	0.1	—	0.7
Other comprehensive income (loss), net	5.3	(2.7)	6.2	(2.5)
Total comprehensive loss	$(58.4)	$(125.2)	$(132.6)	$(215.3)

Basic (loss) earnings per common share:
Continuing operations	$(1.23)	$(2.30)	$(2.66)	$(4.04)
Discontinued operations	0.03	(0.02)	0.04	0.01
Net loss	$(1.20)	$(2.32)	$(2.62)	$(4.03)

Diluted (loss) earnings per common share:
Continuing operations	$(1.23)	$(2.30)	$(2.66)	$(4.04)
Discontinued operations	0.03	(0.02)	0.04	0.01
Net loss	$(1.20)	$(2.32)	$(2.62)	$(4.03)

Weighted average number of common shares outstanding:
Basic	53,126,700	52,823,326	53,020,633	52,748,913
Diluted	53,126,700	52,823,326	53,020,633	52,748,913

(a)
Net of tax expense of $0.3 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively, and net of tax expense of $0.6 million and $0.5 million for the six months ended June 30, 2019 and 2018, respectively.

(b)
This amount is included in the computation of net periodic benefit costs (income). See Note 11, "Pension and Post-Retirement Benefits," for additional information regarding net periodic benefit costs (income).

(c) Net of tax benefit of $0.3 million for the three months ended June 30, 2018 and $0.5 million for the six months ended June 30, 2018.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(dollars in millions, except share and per share amounts)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency

Balance, January 1, 2019	$0.5	$1,063.8	$(31.9)	$(1,855.0)	$(234.2)	$(1,056.8)
Treasury stock acquired, at cost (a)	—	—	(1.6)	—	—	(1.6)
Stock-based compensation amortization	—	0.4	—	—	—	0.4
Net loss	—	—	—	(75.1)	—	(75.1)
Other comprehensive income, net (b)	—	—	—	—	0.9	0.9
Balance, March 31, 2019	0.5	1,064.2	(33.5)	(1,930.1)	(233.3)	(1,132.2)
Treasury stock acquired, at cost (a)	—	—	—	—	—	—
Stock-based compensation amortization	—	3.4	—	—	—	3.4
Net loss	—	—	—	(63.7)	—	(63.7)
Other comprehensive income, net (b)	—	—	—	—	5.3	5.3
Balance, June 30, 2019	$0.5	$1,067.6	$(33.5)	$(1,993.8)	$(228.0)	$(1,187.2)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency

Balance, January 1, 2018	$0.5	$1,040.0	$(21.7)	$(1,560.8)	$(228.4)	$(770.4)
Treasury stock acquired, at cost (a)	—	—	(2.9)	—	—	(2.9)
Stock-based compensation amortization	—	7.7	—	—	—	7.7
Net loss	—	—	—	(90.3)	—	(90.3)
Other comprehensive income, net (b)	—	—	—	—	0.2	0.2
Balance, March 31, 2018	0.5	1,047.7	(24.6)	(1,651.1)	(228.2)	(855.7)
Treasury stock acquired, at cost (a)	—	—	(0.6)	—	—	(0.6)
Stock-based compensation amortization	—	0.8	—	—	—	0.8
Net loss	—	—	—	(122.5)	—	(122.5)
Other comprehensive loss, net (b)	—	—	—	—	(2.7)	(2.7)
Balance, June 30, 2018	$0.5	$1,048.5	$(25.2)	$(1,773.6)	$(230.9)	$(980.7)

(a)
Pursuant to the share withholding provisions of the Fourth Amended and Restated Revlon, Inc. Stock Plan (the "Stock Plan"), the Company withheld an aggregate of nil and 25,221 shares of Revlon Class A Common Stock during the three months ended June 30, 2019 and 2018, respectively, and 85,607 and 161,804 shares of Revlon Class A Common Stock during the six months ended June 30, 2019 and 2018, respectively, to satisfy certain minimum statutory tax withholding requirements related to the vesting of restricted shares and restricted stock units for certain senior executives and employees. These withheld shares were recorded as treasury stock using the cost method, at a weighted-average price per share of nil and $23.36 during the three months ended June 30, 2019 and 2018, respectively, and $18.86 and $21.65 during the six months ended June 30, 2019 and 2018, respectively, based on the closing price of Revlon Class A Common Stock as reported on the New York Stock Exchange (the "NYSE") consolidated tape on each respective vesting date, for a total of nil and $0.6 million during the three months ended June 30, 2019 and 2018, respectively, and $1.6 million and $3.5 million during the six months ended June 30, 2019 and 2018, respectively.

(b)
See Note 14, "Accumulated Other Comprehensive Loss," regarding the changes in the accumulated balances for each component of other comprehensive loss during the three and six months ended June 30, 2019 and 2018, respectively.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(138.8)	$(212.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85.7	79.3
Foreign currency losses from re-measurement	1.4	9.8
Amortization of debt discount	0.8	0.6
Stock-based compensation amortization	3.8	8.5
Benefit from deferred income taxes	(12.4)	(26.0)
Amortization of debt issuance costs	6.7	5.3
Non-cash loss on disposal of minority investment	—	18.6
Loss on sale of certain assets	—	0.4
Pension and other post-retirement cost	4.1	1.2
Change in assets and liabilities:
Decrease in trade receivables	42.8	54.4
Increase in inventories	(36.7)	(74.9)
Increase in prepaid expenses and other current assets	(11.5)	(55.4)
Increase in accounts payable	73.3	10.9
(Decrease) increase in accrued expenses and other current liabilities	(55.4)	19.9
Pension and other post-retirement plan contributions	(4.5)	(3.8)
Purchases of permanent displays	(20.1)	(35.6)
Other, net	19.6	9.5
Net cash used in operating activities	(41.2)	(190.1)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12.2)	(29.8)
Net cash used in investing activities	(12.2)	(29.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(18.8)	13.2
Net borrowings under the Amended 2016 Revolving Credit Facility	59.9	219.7
Repayments under the 2016 Term Loan Facility	(9.0)	(9.0)
Payment of financing costs	(1.4)	(2.9)
Tax withholdings related to net share settlements of restricted stock units and awards	(1.6)	(3.5)
Other financing activities	(0.5)	(0.6)
Net cash provided by financing activities	28.6	216.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.5	(2.1)
Net decrease in cash, cash equivalents and restricted cash	(24.3)	(5.1)
Cash, cash equivalents and restricted cash at beginning of period (a)	87.5	87.4
Cash, cash equivalents and restricted cash at end of period (a)	$63.2	$82.3
Supplemental schedule of cash flow information:(b)
Cash paid during the period for:
Interest	$94.8	$80.8
Income taxes, net of refunds	0.6	6.5

(a) These amounts include restricted cash of $0.2 million and $0.7 million as of June 30, 2019 and 2018, respectively, and $0.2 million and $0.3 million as of December 31, 2018 and 2017, respectively, which represent cash on deposit in lieu of a mandatory prepayment under the 2018 Foreign Asset-Based Term Facility, and cash on deposit to support outstanding undrawn letters of credit, which were included within other assets in the Company's consolidated balance sheets.
(b) See Note 5, "Leases," for supplemental disclosure of non-cash financing and investing activities in relation to the lease liabilities arising from obtaining right-of-use assets following the implementation of ASC Topic 842, Leases.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63.0	$87.3
Trade receivables, less allowance for doubtful accounts of $16.1 and $15.6 as of June 30, 2019 and December 31, 2018, respectively	389.3	431.3
Inventories	560.2	523.2
Prepaid expenses and other assets	159.9	148.0
Receivable from Revlon, Inc.	156.7	151.7
Total current assets	1,329.1	1,341.5
Property, plant and equipment, net of accumulated depreciation of $463.0 and $425.2 as of June 30, 2019 and December 31, 2018, respectively	429.4	354.5
Deferred income taxes	129.9	114.8
Goodwill	673.8	673.9
Intangible assets, net of accumulated amortization of $210.3 and $187.3 as of June 30, 2019 and December 31, 2018, respectively	508.1	532.0
Other assets	130.7	130.8
Total assets	$3,201.0	$3,147.5

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current liabilities:
Short-term borrowings	$5.7	$9.3
Current portion of long-term debt	409.4	348.1
Accounts payable	393.9	332.1
Accrued expenses and other current liabilities	404.7	434.7
Total current liabilities	1,213.7	1,124.2
Long-term debt	2,723.1	2,727.7
Long-term pension and other post-retirement plan liabilities	165.7	169.0
Other long-term liabilities	157.6	59.7
Stockholder's deficiency:
Products Corporation Preferred stock, par value $1.00 per share; 1,000 shares authorized; 546 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	54.6	54.6
Products Corporation Common Stock, par value $1.00 per share; 10,000 shares authorized; 5,260 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	992.2	988.4
Accumulated deficit	(1,877.9)	(1,741.9)
Accumulated other comprehensive loss	(228.0)	(234.2)
Total stockholder's deficiency	(1,059.1)	(933.1)
Total liabilities and stockholder's deficiency	$3,201.0	$3,147.5

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net sales	$570.2	$606.8	$1,123.4	$1,167.5
Cost of sales	243.9	259.6	481.7	502.2
Gross profit	326.3	347.2	641.7	665.3
Selling, general and administrative expenses	331.0	372.9	661.8	743.0
Acquisition and integration costs	—	4.6	0.6	8.6
Restructuring charges and other, net	3.2	5.9	8.7	10.0
Loss on disposal of minority investment	—	20.1	—	20.1
Operating loss	(7.9)	(56.3)	(29.4)	(116.4)
Other expenses:
Interest expense	47.8	42.8	95.5	82.7
Amortization of debt issuance costs	3.5	3.0	6.7	5.3
Foreign currency losses, net	1.2	20.2	1.4	9.6
Miscellaneous, net	4.6	0.2	5.9	0.2
Other expenses	57.1	66.2	109.5	97.8
Loss from continuing operations before income taxes	(65.0)	(122.5)	(138.9)	(214.2)
Benefit from income taxes	(0.9)	(2.5)	(0.6)	(3.8)
Loss from continuing operations, net of taxes	(64.1)	(120.0)	(138.3)	(210.4)
Income (loss) from discontinued operations, net of taxes	1.6	(1.1)	2.3	0.3
Net loss	$(62.5)	$(121.1)	$(136.0)	$(210.1)
Other comprehensive income (loss):
Foreign currency translation adjustments	2.6	(4.9)	1.3	(7.4)
Amortization of pension related costs, net of tax(a)(b)	2.7	2.1	4.9	4.2
Reclassification into earnings of accumulated losses from the de-designated 2013 Interest Rate Swap, net of tax(c)	—	0.1	—	0.7
Other comprehensive income (loss), net	5.3	(2.7)	6.2	(2.5)
Total comprehensive loss	$(57.2)	$(123.8)	$(129.8)	$(212.6)

(a)
Net of tax expense of $0.3 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively, and net of tax expense of $0.6 million and $0.5 million for the six months ended June 30, 2019 and 2018, respectively.

(b)
This amount is included in the computation of net periodic benefit costs (income). See Note 11, "Pension and Post-Retirement Benefits," for additional information regarding net periodic benefit costs (income).

(c) Net of tax benefit of $0.3 million for the three months ended June 30, 2018 and $0.5 million for the six months ended June 30, 2018.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY
(dollars in millions)

	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Deficiency

Balance, January 1, 2019	$54.6	$988.4	$(1,741.9)	$(234.2)	$(933.1)
Stock-based compensation amortization	—	0.4	—	—	0.4
Net loss	—	—	(73.5)	—	(73.5)
Other comprehensive income, net (a)	—	—	—	0.9	0.9
Balance, March 31, 2019	54.6	988.8	(1,815.4)	(233.3)	(1,005.3)
Stock-based compensation amortization	—	3.4	—	—	3.4
Net loss	—	—	(62.5)	—	(62.5)
Other comprehensive income, net (a)	—	—	—	5.3	5.3
Balance, June 30, 2019	$54.6	$992.2	$(1,877.9)	$(228.0)	$(1,059.1)

	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Deficiency

Balance, January 1, 2018	$54.6	$971.2	$(1,452.8)	$(228.4)	$(655.4)
Stock-based compensation amortization	—	7.7	—	—	7.7
Net loss	—	—	(89.0)	—	(89.0)
Other comprehensive income, net (a)	—	—	—	0.2	0.2
Balance, March 31, 2018	54.6	978.9	(1,541.8)	(228.2)	(736.5)
Stock-based compensation amortization	—	0.8	—	—	0.8
Net loss	—	—	(121.1)	—	(121.1)
Other comprehensive loss, net (a)	—	—	—	(2.7)	(2.7)
Balance, June 30, 2018	$54.6	$979.7	$(1,662.9)	$(230.9)	$(859.5)

(a)
See Note 14, "Accumulated Other Comprehensive Loss," regarding the changes in the accumulated balances for each component of other comprehensive loss during the three and six months ended June 30, 2019 and 2018, respectively.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(136.0)	$(210.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85.7	79.3
Foreign currency losses from re-measurement	1.4	9.8
Amortization of debt discount	0.8	0.6
Stock-based compensation amortization	3.8	8.5
Benefit from deferred income taxes	(11.6)	(25.2)
Amortization of debt issuance costs	6.7	5.3
Non-cash loss on disposal of minority investment	—	18.6
Loss on sale of certain assets	—	0.4
Pension and other post-retirement cost	4.1	1.2
Change in assets and liabilities:
Decrease in trade receivables	42.8	54.4
Increase in inventories	(36.7)	(74.9)
Increase in prepaid expenses and other current assets	(16.4)	(62.2)
Increase in accounts payable	73.3	10.9
(Decrease) increase in accrued expenses and other current liabilities	(54.1)	23.2
Pension and other post-retirement plan contributions	(4.5)	(3.8)
Purchases of permanent displays	(20.1)	(35.6)
Other, net	19.6	9.5
Net cash used in operating activities	(41.2)	(190.1)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12.2)	(29.8)
Net cash used in investing activities	(12.2)	(29.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(18.8)	13.2
Net borrowings under the Amended 2016 Revolving Credit Facility	59.9	219.7
Repayments under the 2016 Term Loan Facility	(9.0)	(9.0)
Payment of financing costs	(1.4)	(2.9)
Tax withholdings related to net share settlements of restricted stock units and awards	(1.6)	(3.5)
Other financing activities	(0.5)	(0.6)
Net cash provided by financing activities	28.6	216.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.5	(2.1)
Net decrease in cash, cash equivalents and restricted cash	(24.3)	(5.1)
Cash, cash equivalents and restricted cash at beginning of period (a)	87.5	87.4
Cash, cash equivalents and restricted cash at end of period (a)	$63.2	$82.3
Supplemental schedule of cash flow information:(b)
Cash paid during the period for:
Interest	$94.8	$80.8
Income taxes, net of refunds	0.6	6.5

(a) These amounts include restricted cash of $0.2 million and $0.7 million as of June 30, 2019 and 2018, respectively, and $0.2 million and $0.3 million as of December 31, 2018 and 2017, respectively, which represent cash on deposit in lieu of a mandatory prepayment under the 2018 Foreign Asset-Based Term Facility, and cash on deposit to support outstanding undrawn letters of credit, which were included within other assets in the Company's consolidated balance sheets.
(b) See Note 5, "Leases," for supplemental disclosure of non-cash financing and investing activities in relation to the lease liabilities arising from obtaining right-of-use assets following the implementation of ASC Topic 842, Leases.

See Accompanying Notes to Unaudited Consolidated Financial Statements

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revlon, Inc. ("Revlon" and together with its subsidiaries, the "Company") conducts its business exclusively through its direct wholly-owned operating subsidiary, Revlon Consumer Products Corporation ("Products Corporation") and its subsidiaries. Revlon is an indirect majority-owned subsidiary of MacAndrews & Forbes Incorporated (together with certain of its affiliates other than the Company, "MacAndrews & Forbes"), a corporation beneficially owned by Ronald O. Perelman. Mr. Perelman is Chairman of Revlon's and Products Corporation's Board of Directors.
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
The preparation of the Company's Unaudited Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Unaudited Consolidated Financial Statements in the period they are determined to be necessary. Significant estimates made in the accompanying Unaudited Consolidated Financial Statements include, but are not limited to: allowances for doubtful accounts; inventory valuation reserves; expected sales returns and allowances; trade support costs; certain assumptions related to the valuation of acquired intangible and long-lived assets and the recoverability of goodwill, intangible and long-lived assets; income taxes, including deferred tax valuation allowances and reserves for estimated tax liabilities; restructuring costs; and certain estimates and assumptions used in the calculation of the net periodic benefit (income) costs and the projected benefit obligations for the Company’s pension and other post-retirement plans, including the expected long-term return on pension plan assets and the discount rate used to value the Company’s pension benefit obligations. The Unaudited Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and related notes contained in, respectively, Revlon's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and Products Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (collectively, the “Company’s 2018 Form 10-K").

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

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

2. RESTRUCTURING CHARGES

2018 Optimization Restructuring Program

In November 2018, the Company announced that it was implementing the 2018 Optimization Restructuring Program (the "2018 Optimization Program") designed to streamline the Company’s operations, reporting structures and business processes, with the objective of maximizing productivity and improving profitability, cash flows and liquidity. In connection with implementing the 2018 Optimization Program, the Company expects to recognize approximately $30 million to $40 million of total pre-tax restructuring and related charges, consisting of employee-related costs, such as severance, pension and other termination costs, as well as other related charges. The Company also expects to incur approximately $10 million of additional capital expenditures. The Company expects the 2018 Optimization Program to be substantially completed by December 31, 2019.

A summary of the 2018 Optimization Restructuring Charges incurred through June 30, 2019 is presented in the following table:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Other Costs	Total Restructuring Charges	Other Related Charges(a)	Total Restructuring and Related Charges
Charges incurred through December 31, 2018	$4.5	$—	$4.5	$1.2	$5.7
Charges incurred during the six months ended June 30, 2019	8.8	—	8.8	13.4	22.2
Cumulative charges incurred through June 30, 2019	$13.3	$—	$13.3	$14.6	$27.9
(a) Other related charges are recorded within SG&A in the Company’s Consolidated Statement of Operations and Comprehensive Loss.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

A summary of the 2018 Optimization Restructuring Charges incurred through June 30, 2019 by reportable segment is presented in the following table:

	Charges incurred during the six months ended June 30, 2019	Cumulative charges incurred through June 30, 2019
Revlon	$3.8	$5.7
Elizabeth Arden	2.1	3.0
Portfolio	1.4	2.4
Fragrances	1.5	2.2
Total	$8.8	$13.3

The Company expects that approximately 85% of these restructuring and related charges will be paid in cash, of which approximately $12.5 million were paid through June 30, 2019. Substantially all of the remaining $13 million to $22 million is expected to be paid by the end of 2019, with any residual balance to be paid in 2020.

EA Integration Restructuring Program

In December 2016, in connection with integrating the Elizabeth Arden and Revlon organizations, the Company began the process of implementing certain integration activities, including consolidating offices, eliminating certain duplicative activities and streamlining back-office support (the "EA Integration Restructuring Program"). The EA Integration Restructuring Program was designed to reduce the Company’s cost of goods sold and SG&A expenses. The EA Integration Restructuring Program was substantially completed by December 31, 2018 and the Company expects to incur limited further charges under this program, primarily related to its exit from certain leased spaces. In connection with implementing the EA Integration Restructuring Program, the Company recognized $83.5 million of total pre-tax restructuring charges (the "EA Integration Restructuring Charges"), consisting of: (i) $73.5 million of employee-related costs, including severance, retention and other contractual termination benefits; (ii) $5.1 million of lease termination costs; and (iii) $4.9 million of other related charges. The Company expects that cash payments will total $80 million to $85 million in connection with the EA Integration Restructuring Charges, of which $68.2 million were paid through June 30, 2019. The remaining balance is expected to be substantially paid by the end of 2020.
A summary of the EA Integration Restructuring Charges incurred through June 30, 2019 is presented in the following table:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Lease Termination and Other Costs(a)	Total Restructuring Charges	Inventory Adjustments(b)	Other Related Charges(c)	Total Restructuring and Related Charges
Charges incurred through December 31, 2018	$72.2	$5.1	$77.3	$1.9	$3.0	$82.2
Charges incurred during the six months ended June 30, 2019	1.3	—	1.3	—	—	1.3
Cumulative charges incurred through June 30, 2019	$73.5	$5.1	$78.6	$1.9	$3.0	$83.5
(a) Lease termination liabilities related to certain exited office space were adjusted following the implementation of ASC 842. See Note 5, "Leases," for additional information.
(b) Inventory adjustments are recorded within cost of sales in the Company’s Consolidated Statement of Operations and Comprehensive Loss.
(c) Other related charges are recorded within SG&A in the Company’s Consolidated Statement of Operations and Comprehensive Loss.
A summary of the EA Integration Restructuring Charges incurred through June 30, 2019 by reportable segment is presented in the following table:

	Charges incurred during the six months ended June 30, 2019	Cumulative charges incurred through June 30, 2019
Revlon	$—	$32.9
Elizabeth Arden	0.8	14.1
Portfolio	—	13.1
Fragrances	0.5	18.5
Total	$1.3	$78.6

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Restructuring Reserve

The liability balance and related activity for each of the Company's restructuring programs are presented in the following table:

				Utilized, Net
	Liability Balance at January 1, 2019	Expense, Net	Foreign Currency Translation	Cash	Non-cash	Liability Balance at June 30, 2019
2018 Optimization Program:(a)
Employee severance and other personnel benefits	$3.7	$8.8	$—	$(4.6)	$—	$7.9
Other	1.2	13.4	—	(7.1)	—	7.5
Total 2018 Optimization Program	4.9	22.2	—	(11.7)	—	15.4

EA Integration Restructuring Program:
Employee severance and other personnel benefits	13.8	1.3	(0.1)	(4.0)	—	11.0
Other(b)	4.2	—	—	(0.3)	(3.5)	0.4
Total EA Integration Restructuring Program	18.0	1.3	(0.1)	(4.3)	(3.5)	11.4

Other individually immaterial actions:(c)
Employee severance and other personnel benefits	4.6	(1.5)	—	(1.1)	(1.1)	0.9
Other	0.8	—	—	(0.7)		0.1
Total other individually immaterial actions	5.4	(1.5)	—	(1.8)	(1.1)	1.0
Total restructuring reserve	$28.3	$22.0	$(0.1)	$(17.8)	$(4.6)	$27.8

(a) $13.4 million relates to other restructuring-related charges that were reflected within SG&A in the Company’s June 30, 2019 Consolidated Statement of Operations and Comprehensive Loss.
(b) Non-cash utilization relates to approximately $3.5 million of lease termination liabilities related to certain exited office space that were adjusted following the implementation of ASC 842. See Note 5, "Leases," for additional information.
(c) Consists primarily of the Company's other individually and collectively immaterial restructuring initiatives, including those in Denmark, Norway and Sweden.

As of June 30, 2019 and 2018, all of the restructuring reserve balances were included within accrued expenses and other current liabilities in the Company's Consolidated Balance Sheets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$—	$—	$—	$—
Income (loss) from discontinued operations, before taxes	1.6	(1.1)	2.3	0.3
Provision for income taxes	—	—	—	—
Income (loss) from discontinued operations, net of taxes	1.6	(1.1)	2.3	0.3

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

As of June 30, 2019 and December 31, 2018, assets and liabilities of the China discontinued operations included in the Consolidated Balance Sheets consisted of the following:

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$1.1	$1.1
Trade receivables, net	—	0.2
Total current assets	1.1	1.3
Total assets	$1.1	$1.3

Accounts payable	$0.1	$0.5
Accrued expenses and other	1.2	3.3
Total current liabilities	1.3	3.8
Total liabilities	$1.3	$3.8

4. INVENTORIES

As of June 30, 2019 and December 31, 2018, the Company's inventory balances consisted of the following:

	June 30,	December 31,
	2019	2018
Raw materials and supplies	$127.7	$143.5
Work-in-process	19.5	5.6
Finished goods	413.0	374.1
	$560.2	$523.2

5. LEASES

Products Corporation leases facilities for executive offices, warehousing, research and development and sales operations and leases various types of equipment under operating and finance lease agreements. The majority of Products Corporation’s real estate leases, in terms of total undiscounted payments, are located in the U.S.
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
The Company adopted ASU No. 2016-02 beginning as of January 1, 2019, using a modified retrospective approach and applying the standard’s transition provisions at the effective date of January 1, 2019. The comparative information has not been restated and continues to be reported under the lease accounting standard in effect for those periods. Refer to Note 20, "Contingencies," in the Company's 2018 Form 10-K for detail of its minimum rental commitments at December 31, 2018 under legacy ASC 840, "Leases".
The standard had a material impact on the Company’s unaudited consolidated balance sheets but did not have an impact on the Company’s unaudited statements of operations and comprehensive loss and cash flows.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

•
a decrease of approximately $11.3 million in accrued rent (of which $10.7 million was recorded in other long-term liabilities and $0.6 million was recorded in accrued expenses and other current liabilities), a decrease of approximately $3.5 million in lease termination liabilities and a decrease of approximately $0.7 million in prepaid rent, due to adjustments to balances previously recorded on the unaudited condensed consolidated balance sheets upon transition from the legacy ASC 840 to ASC 842.

Upon adoption of ASU No. 2016-02, the Company elected the available practical expedients allowed by the guidance under:

•
ASC 842-10-15-37, by not separating lease components from non-lease components and instead accounting for all components as a single lease component for all of its classes of underlying assets, i.e., for any type of equipment leases and real estate leases; and

•
ASC 842-10-65-1, by not reassessing at the transition date: (i) whether any expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases.

The Company determines if an arrangement is a lease at inception, considering whether the contract conveys a right to control the use of the identified asset for a period of time in exchange for consideration. Operating leases are included in operating lease ROU assets, recorded within “Property, Plant and Equipment”, and operating lease liabilities are recorded within either "Accrued expenses and other current liabilities" and/or "Other long-term liabilities" in the Company’s unaudited consolidated balance sheets. Finance leases are included in finance lease ROU assets recorded within “Property, Plant and Equipment”, and finance lease liabilities are recorded within either "Accrued expenses and other current liabilities" and/or "Other long-term liabilities" in the Company’s unaudited consolidated balance sheets.
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

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following table includes disclosure related to the new lease standard:

Six Months Ended
June 30, 2019
Lease Cost:
Finance Lease Cost:
Amortization of ROU assets	$0.1
Interest on lease liabilities	0.0
Operating Lease Cost	21.3
Total Lease Cost	21.4

Other Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	0.0
Operating cash flows from operating leases	21.0
Financing cash flows from finance leases	0.4

ROU assets for finance leases	$1.6
ROU assets for operating leases	99.2
Amortization on ROU assets for finance leases	0.1
Amortization on ROU assets for operating leases	11.5

Weighted-average remaining lease term - finance leases	3.4 years
Weighted-average remaining lease term - operating leases	6.3 years

Weighted-average discount rate - finance leases	15.9%
Weighted-average discount rate - operating leases	15.8%

Maturities of lease liabilities as of June 30, 2019 were as follows:

	Operating Leases	Finance Leases
July 2019 through December 2019	$18.7	$0.5
2020	33.0	0.6
2021	29.5	0.5
2022	23.1	0.3
2023	18.9	—
Thereafter	60.3	—
Total undiscounted cash flows	$183.5	$1.9

Present value:
Short-term lease liability	$17.6	$0.9
Long-term lease liability	94.0	0.7
Total lease liability	$111.6	$1.6
Difference between undiscounted cash flows and discounted cash flows	$71.9	$0.3

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

6. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following table presents the changes in goodwill by segment during the six months ended June 30, 2019:

	Revlon	Portfolio	Elizabeth Arden	Fragrances	Total
Balance at January 1, 2019	$265.0	$171.2	$116.9	$120.8	$673.9
Foreign currency translation adjustment	(0.1)	—	—	—	(0.1)
Balance at June 30, 2019	$264.9	$171.2	$116.9	$120.8	$673.8

Cumulative goodwill impairment charges(a)					$(55.2)
(a) Amount refers to cumulative goodwill impairment charges related to impairments recognized in 2015, 2017 and 2018; no impairment charges were recognized during the six months ended June 30, 2019.

Intangible Assets, Net

The following tables present details of the Company's total intangible assets as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and licenses	$272.1	$(103.2)	$168.9	13
Customer relationships	248.2	(90.0)	158.2	12
Patents and internally-developed intellectual property	21.1	(11.0)	10.1	6
Distribution rights	31.0	(4.9)	26.1	15
Other	1.3	(1.2)	0.1	1
Total finite-lived intangible assets	$573.7	$(210.3)	$363.4

Indefinite-lived intangible assets:
Trade names	$144.7	N/A	$144.7
Total indefinite-lived intangible assets	$144.7	N/A	$144.7

Total intangible assets	$718.4	$(210.3)	$508.1

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and licenses	$272.3	$(94.3)	$178.0	13
Customer relationships	248.6	(77.9)	170.7	12
Patents and internally-developed intellectual property	20.9	(10.1)	10.8	6
Distribution rights	31.0	(4.0)	27.0	16
Other	1.3	(1.0)	0.3	1
Total finite-lived intangible assets	$574.1	$(187.3)	$386.8

Indefinite-lived intangible assets:
Trade names	$145.2	N/A	$145.2
Total indefinite-lived intangible assets	$145.2	N/A	$145.2

Total intangible assets	$719.3	$(187.3)	$532.0

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Amortization expense for finite-lived intangible assets was $8.8 million and $10.2 million for the three months ended June 30, 2019 and 2018, respectively, and $23.6 million and $20.2 million for the six months ended June 30, 2019 and 2018, respectively. Amortization during the first three months of 2019 was affected by the accelerated amortization of the Pure Ice intangible assets as a result of the revision of the brand’s intangible assets useful lives following the termination of a business relationship with its principal customer in 2018.

The following table reflects the estimated future amortization expense for each period presented, a portion of which is subject to exchange rate fluctuations, for the Company's finite-lived intangible assets as of June 30, 2019:

Estimated Amortization Expense
2019	$17.5
2020	34.1
2021	33.2
2022	32.3
2023	30.7
Thereafter	215.6
Total	$363.4

7. ACCRUED EXPENSES AND OTHER

As of June 30, 2019 and December 31, 2018, the Company's accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2019	2018
Sales returns and allowances	$77.8	$97.7
Advertising and promotional costs	73.4	76.2
Compensation and related benefits	47.5	55.9
Taxes (a)	28.5	30.9
Restructuring reserve	19.5	26.4
Interest	33.6	33.8
Other (b)	120.9	110.0
Total	$401.2	$430.9
(a) Accrued Taxes for Products Corporation as of June 30, 2019 and December 31, 2018 were $31.9 million and $34.6 million, respectively.
(b) Accrued Other for Products Corporation as of June 30, 2019 and December 31, 2018 were $121.0 million and $110.1 million, respectively.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

8. LONG-TERM DEBT

As of June 30, 2019 and December 31, 2018, the Company's debt balances consisted of the following:

	June 30,	December 31,
	2019	2018
2018 Foreign Asset-Based Term Facility due 2021, net of discounts and debt issuance costs (a)	$82.3	$82.7
Amended 2016 Revolving Credit Facility due 2021, net of debt issuance costs (b)	391.3	330.0
2016 Term Loan Facility: 2016 Term Loan due 2023, net of discounts and debt issuance costs (c)	1,719.0	1,724.6
5.75% Senior Notes due 2021, net of debt issuance costs (d)	497.4	496.6
6.25% Senior Notes due 2024, net of debt issuance costs (e)	442.1	441.4
Spanish Government Loan due 2025	0.4	0.5
	$3,132.5	$3,075.8
Less current portion(*)	(409.4)	(348.1)
	$2,723.1	$2,727.7

Short-term borrowings	$5.7	$9.3
(*) At June 30, 2019, the Company classified $409.4 million as its current portion of long-term debt, comprised primarily of $391.3 million of net borrowings under the Amended 2016 Revolving Credit Facility, net of debt issuance costs, and $18.0 million of amortization payments on the 2016 Term Loan Facility scheduled to be paid over the next four calendar quarters. At December 31, 2018, the Company classified $348.1 million as its current portion of long-term debt, comprised primarily of $330 million of net borrowings under the Amended 2016 Revolving Credit Facility, net of debt issuance costs, and $18.0 million of amortization payments on the 2016 Term Loan Facility.
(a) See Note 10, "Long-Term Debt," to the Consolidated Financial Statements in the Company's 2018 Form 10-K for certain details regarding the euro-denominated senior secured asset-based term loan facility in an aggregate principal amount of €77 million that various foreign subsidiaries of Products Corporation entered into in July 2018 (the “2018 Foreign Asset-Based Term Facility”).
(b) See Note 10, "Long-Term Debt," to the Consolidated Financial Statements in the Company's Form 10-K for certain details regarding Products Corporation's Amended 2016 Revolving Credit Facility. In April 2018, Products Corporation amended the Amended 2016 Revolving Credit Facility Agreement, as detailed below, to, among other things, add a new $41.5 million senior secured first in, last out "Tranche B," while the original $400 million tranche under such facility became a senior secured last in, first out "Tranche A." Tranche A matures on the earlier of: (x) September 7, 2021; and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes if, on that date (and solely for so long as), (i) any of Products Corporation’s 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of the then outstanding 5.75% Senior Notes by at least $200 million. Tranche B matures on April 17, 2020. Total borrowings at face amount under Tranche A and Tranche B under the Amended 2016 Revolving Credit Facility at June 30, 2019 were $355.9 million (excluding $10.8 million of outstanding undrawn letters of credit) and $39 million, respectively (the 2016 Term Loan Facility and the Amended 2016 Revolving Credit Facility are collectively referred to as the "2016 Senior Credit Facilities").
(c) See Note 10, "Long-Term Debt," to the Consolidated Financial Statements in the Company's 2018 Form 10-K for certain details regarding Products Corporation's 2016 Term Loan that matures on the earlier of: (x) September 7, 2023; and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes due 2021 if, on that date (and solely for so long as), (i) any of Products Corporation's 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of the then outstanding 5.75% Senior Notes by at least $200 million. The aggregate principal amount outstanding under the 2016 Term Loan Facility at June 30, 2019 was $1,750.5 million.
(d) See Note 10, "Long-Term Debt," to the Consolidated Financial Statements in the Company's 2018 Form 10-K for certain details regarding Products Corporation's 5.75% Senior Notes that mature on February 15, 2021. The aggregate principal amount outstanding under the 5.75% Senior Notes at June 30, 2019 was $500 million.
(e) See Note 10, "Long-Term Debt," to the Consolidated Financial Statements in the Company's 2018 Form 10-K for certain details regarding Products Corporation's 6.25% Senior Notes that mature on August 1, 2024. The aggregate principal amount outstanding under the 6.25% Senior Notes at June 30, 2019 was $450 million.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Current Year Debt Transactions

2019 Senior Line of Credit Agreement
In June 2019, Products Corporation entered into a 2019 Senior Unsecured Line of Credit Agreement (the "2019 Senior Line of Credit Agreement") providing Products Corporation with a $30 million senior unsecured line of credit (the "2019 Senior Line of Credit Facility") from MacAndrews & Forbes Group, LLC, a subsidiary of Revlon’s majority stockholder. The 2019 Senior Line of Credit Facility allows Products Corporation to request loans thereunder and to use the proceeds of such loans for working capital and other general corporate purposes until the facility matures on December 31, 2019. As of June 30, 2019, there were no borrowings under this facility.
Any loans outstanding under the 2019 Senior Line of Credit Facility shall bear interest at an annual rate of 8%, which is payable quarterly in arrears in cash. Products Corporation may, at its option, prepay any borrowings under the 2019 Senior Line of Credit Facility, in whole or in part (together with accrued and unpaid interest), at any time prior to maturity, without premium or penalty.  Products Corporation is required to repay any outstanding loans under the 2019 Senior Line of Credit Facility, together with accrued interest thereon, if for any reason Products Corporation or any of its subsidiaries has available unrestricted cash that Products Corporation determines, in its reasonable judgment, is not required to run their operations in the ordinary course of business, provided that such repayment would not result in material adverse tax consequences. For the three months ended June 30, 2019, the Company had no borrowings or repayments under this facility.
The 2019 Senior Line of Credit Agreement includes customary events of default, including a cross default provision making it an event of default under the 2019 Senior Line of Credit Agreement if there exists and continues an event default under Products Corporation’s existing bank term loan and revolver credit agreements, the 2018 Foreign Asset-Based Term Agreement or the indentures for Products Corporation’s 5.75% Senior Notes or 6.25% Senior Notes. If any such event of default occurs, MacAndrews & Forbes Group, LLC may declare all outstanding loans under the 2019 Senior Line of Credit Facility to be due and payable immediately.

March 2019 Amendment to 2016 Revolving Credit Facility
On March 6, 2019, Products Corporation, Revlon and certain of their subsidiaries entered into Amendment No. 2 (“Amendment No. 2”) to the 2016 Revolving Credit Agreement (as amended by Amendment No. 2, the “Amended 2016 Revolving Credit Agreement”) in respect of the 2016 Revolving Credit Facility (as in effect after Amendment No. 2, the “Amended 2016 Revolving Credit Facility”). Pursuant to the terms of Amendment No. 2, the maturity date applicable to the $41.5 million senior secured first in, last out Tranche B of the Amended 2016 Revolving Credit Facility was extended from April 17, 2019 to April 17, 2020. Prior to Amendment No. 2, the Amended 2016 Revolving Credit Agreement provided that the “Liquidity Amount” (defined in the Amended 2016 Revolving Credit Agreement as the sum of each borrowing base less the sum of (x) the aggregate outstanding extensions of credit under the Amended 2016 Revolving Credit Facility, and (y) any availability reserve in effect on such date) may exceed the aggregate commitments under the Amended 2016 Revolving Credit Facility by up to 5%. Amendment No. 2 limited the Liquidity Amount to no more than the aggregate commitments under the Amended 2016 Revolving Credit Facility. Prior to Amendment No. 2, under the Amended 2016 Revolving Credit Agreement, a “Liquidity Event Period” generally occurs if Products Corporation’s Liquidity Amount fell below the greater of $35 million and 10% of the maximum availability under the Amended 2016 Revolving Credit Facility. Amendment No. 2 changed these thresholds to $50 million and 15%, respectively, only for purposes of triggering certain notification obligations of Products Corporation, increased borrowing base reporting frequency and the ability of the administrative agent to apply amounts collected in controlled accounts for the repayment of loans under the Amended 2016 Revolving Credit Facility. After entering into Amendment No. 2, in March 2019 Products Corporation’s availability under the Amended 2016 Revolving Credit Facility was $37.3 million, which was less than the greater of $35 million and 10% of the maximum availability under the Amended 2016 Revolving Credit Facility, which at such date equated to $41.3 million. Accordingly, effective beginning in March 2019 Products Corporation is required to maintain a consolidated fixed charge coverage ratio ("FCCR") of a minimum of 1.0 to 1.0 (which it currently satisfies), the administrative agent may apply amounts collected in controlled accounts for the repayment of loans under the Amended 2016 Revolving Credit Facility, which the administrative agent began applying in March 2019, and Products Corporation is required to provide the administrative agent with weekly borrowing base certificates. Products Corporation will be required to: (i) maintain such 1.0 to 1.0 minimum FCCR until such time that availability under the Amended 2016 Revolving Credit Facility equals or exceeds the greater of $35 million and 10% of the maximum availability under such facility for at least 20 consecutive business days; and (ii) Products Corporation will continue to provide the administrative agent with weekly borrowing base certificates and the administrative agent may continue to apply amounts collected in controlled accounts as set forth above until such time that availability under such facility equals or exceeds

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

the greater of $50 million and 15% of the maximum availability under such facility for at least 20 consecutive business days. Amendment No. 2 also adjusts, among other things, the “payment conditions” required to make unlimited restricted payments.
Covenants

Products Corporation was in compliance with all applicable covenants under the 2016 Senior Credit Facilities as of June 30, 2019. At June 30, 2019, the aggregate principal amounts outstanding and availability under Products Corporation’s various revolving credit facilities were as follows:

	Commitment	Borrowing Base	Aggregate principal amount outstanding at June 30, 2019	Availability at June 30, 2019 (a)
Tranche A of the Amended 2016 Revolving Credit Facility	$400.0	$389.5	$355.9	$22.8
Tranche B of the Amended 2016 Revolving Credit Facility	41.5	39.0	39.0	—
Total Tranche A & B of the Amended 2016 Revolving Credit Facility(a)	$441.5	$428.5	$394.9	$22.8
2019 Senior Line of Credit Facility	$30.0	N/A	$—	$30.0
(a) Availability as of June 30, 2019 is based upon the borrowing base then in effect of $428.5 million, less $10.8 million of outstanding undrawn letters of credit and $394.9 million then drawn. As Products Corporation’s consolidated fixed charge coverage ratio was greater than 1.0 to 1.0 as of June 30, 2019, all of the $22.8 million of availability under the Amended 2016 Revolving Credit Facility was available as of such date.

The Company’s foreign subsidiaries held $59.1 million out of the Company's total $63.0 million in cash and cash equivalents as of June 30, 2019. While the cash held by the Company’s foreign subsidiaries is primarily used to fund their operations, the Company regularly assesses its global cash needs and the available sources of cash to fund these needs, which regularly includes repatriating foreign-held cash to settle historical intercompany loans and other intercompany payables. The Company believes that it continues to have sufficient liquidity to meet its cash needs for at least the next 12 months based upon the cash generated by its operations, cash on hand, availability under the Amended 2016 Revolving Credit Facility, the 2019 Senior Line of Credit Facility and other permitted lines of credit, along with the option to further settle historical intercompany loans and payables with certain foreign subsidiaries. The Company also expects to generate additional liquidity from cost reductions resulting from the implementation of the 2018 Optimization Program, which was initiated during the fourth quarter of 2018, and cost reductions generated from other cost control initiatives.

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
As of June 30, 2019 and December 31, 2018, the Company did not have any financial assets and liabilities that were required to be measured at fair value.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

As of June 30, 2019, the fair value and carrying value of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	June 30, 2019
	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion(a)	$—	$2,695.6	$—	$2,695.6	$3,132.5

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

10. FINANCIAL INSTRUMENTS

Letters of Credit

Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $10.8 million and $10.1 million (including amounts available under credit agreements in effect at that time) were maintained as of both June 30, 2019 and December 31, 2018, respectively. Included in these amounts are approximately $7.7 million and $7.3 million in standby letters of credit that support Products Corporation’s self-insurance programs, in each case as outstanding as of June 30, 2019 and December 31, 2018, respectively. The estimated liability under such programs is accrued by Products Corporation.

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
Foreign Currency Forward Exchange Contracts
The FX Contracts may, from time to time, be entered into primarily to hedge the anticipated net cash flows resulting from inventory purchases and intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. The Company did not enter into any FX Contracts during six months ended June 30, 2019. The U.S. Dollar notional amounts of the FX Contracts outstanding at each of June 30, 2019 and December 31, 2018 were nil.
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

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties to the Company's derivative instruments is limited to the gross fair value of these derivative instruments in asset positions, which was nil at each of June 30, 2019 and December 31, 2018. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties.

Quantitative Information – Derivative Financial Instruments

As of June 30, 2019 and December 31, 2018, the Company did not have any derivative financial instruments.

The effects of the Company's derivative financial instruments on its Unaudited Consolidated Statements of Operations and Comprehensive Loss were as follows for the periods presented:

Derivative Instruments	Statement of Operations Classification	Amount of Gain (Loss) Recognized in Net (Loss) Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Derivative financial instruments:
2013 Interest Rate Swap	Interest Expense	$—	$(0.4)	$—	$(1.2)
FX Contracts	Foreign currency gain, net	—	0.1	—	0.2
2013 Interest Rate Swap	Miscellaneous, net	—	—	—	0.2

	Amount of Gain Recognized in Other Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Derivatives previously designated as hedging instruments:
2013 Interest Rate Swap, net of tax (a)	$—	$0.1	$—	$0.7
(a) Net of tax benefits of $0.3 million and $0.5 million for the three and six months ended June 30, 2018, respectively.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

11. PENSION AND POST-RETIREMENT BENEFITS

Net Periodic Benefit Cost
The components of net periodic benefit costs for the Company's pension and the other post-retirement benefit plans for the three months ended June 30, 2019 and 2018, respectively, were as follows:

	Pension Plans		Other Post-Retirement Benefit Plans
	Three Months Ended June 30,
	2019	2018	2019	2018
Net periodic benefit costs:
Service cost	$0.5	$0.5	$—	$—
Interest cost	5.0	4.7	0.1	0.1
Expected return on plan assets	(6.0)	(6.9)	—	—
Amortization of actuarial loss	2.6	2.2	—	0.1
Total net periodic benefit costs prior to allocation	$2.1	$0.5	$0.1	$0.2
Portion allocated to Revlon Holdings	(0.1)	(0.1)	—	—
Total net periodic benefit costs	$2.0	$0.4	$0.1	$0.2
In the three months ended June 30, 2019, the Company recognized net periodic benefit cost of $2.1 million, compared to net periodic benefit cost of $0.6 million in the three months ended June 30, 2018, primarily due to lower expected return on plan assets and higher interest cost.

The components of net periodic benefit costs for the Company's pension and the other post-retirement benefit plans for the six months ended June 30, 2019 and 2018, respectively, were as follows:

	Pension Plans		Other Post-Retirement Benefit Plans
	Six Months Ended June 30,
	2019	2018	2019	2018
Net periodic benefit costs:
Service cost	$1.0	$1.0	$—	$—
Interest cost	9.9	9.3	0.2	0.2
Expected return on plan assets	(12.0)	(13.9)	—	—
Amortization of actuarial loss	5.0	4.5	0.1	0.2
Total net periodic benefit costs prior to allocation	$3.9	$0.9	$0.3	$0.4
Portion allocated to Revlon Holdings	(0.1)	(0.1)	—	—
Total net periodic benefit costs	$3.8	$0.8	$0.3	$0.4
In the six months ended June 30, 2019, the Company recognized net periodic benefit cost of $4.1 million, compared to net periodic benefit cost of $1.2 million in the six months ended June 30, 2018, primarily due to lower expected return on plan assets and higher interest cost.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Net periodic benefit costs are reflected in the Company's Unaudited Consolidated Financial Statements as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net periodic benefit costs:
Selling, general and administrative expense	$0.4	$0.5	$0.9	$1.0
Miscellaneous, net	1.7	0.1	3.2	0.2
Total net periodic benefit costs	$2.1	$0.6	$4.1	$1.2

The Company expects that it will have net periodic benefit cost of approximately $8.3 million for its pension and other post-retirement benefit plans for all of 2019, compared with net periodic benefit cost of $2.6 million in 2018.
Contributions:
The Company’s intent is to fund at least the minimum contributions required to meet applicable federal employee benefit laws and local laws, or to directly pay benefit payments where appropriate. During the second quarter of 2019, $2.5 million and $0.2 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During the six months ended of 2019, $4.1 million and $0.4 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During 2019, the Company expects to contribute approximately $12 million in the aggregate to its pension and other post-retirement benefit plans.

Relevant aspects of the qualified defined benefit pension plans, non-qualified pension plans and other post-retirement benefit plans sponsored by Products Corporation are disclosed in Note 13, "Pension and Post-Retirement Benefits," to the Consolidated Financial Statements in the Company's 2018 Form 10-K.

12. STOCK COMPENSATION PLAN
Revlon maintains the Fourth Amended and Restated Revlon, Inc. Stock Plan (the "Stock Plan"), which provides for awards of stock options, stock appreciation rights, restricted or unrestricted stock and restricted stock units ("RSUs") to eligible employees and directors of Revlon and its affiliates, including Products Corporation. An aggregate of 6,565,000 shares were reserved for issuance as Awards under the Stock Plan, of which there remained approximately 1.9 million shares available for grant as of June 30, 2019. In July 2014, the Stock Plan was amended to renew the Stock Plan for a 7-year renewal term expiring on April 14, 2021.

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

During the three months ended June 30, 2019, the Company granted 884,412 time-based and performance-based RSU awards under the Stock Plan (the "2019 LTIP RSUs").

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

During the six months ended June 30, 2019, the activity related to time-based and performance-based LTIP RSUs previously granted to eligible employees and the grant date fair value per share related to these LTIP RSUs were as follows:

	Time-Based LTIP		Performance-Based LTIP
	RSUs (000's)	Weighted-Average Grant Date Fair Value per RSU	RSUs (000's)	Weighted-Average Grant Date Fair Value per RSU
Outstanding as of December 31, 2018
2018	434.7	$19.11	434.7	$19.11
2017 (a)	156.4	19.70	156.4	19.70
Total LTIP RSU's Outstanding as of December 31, 2018	591.1		591.1
LTIP RSU's Granted
2019	442.2	22.55	442.2	22.55
Total LTIP RSU's Granted	442.2		442.2
LTIP RSU's Vested
2019	—	—	—	—
2018	(132.8)	19.06	—	—
2017 (a)	(67.4)	19.70	—	—
Total LTIP RSU's Vested	(200.2)		—
LTIP RSU's Forfeited/Canceled
2019	—	—	—	—
2018	(40.8)	19.70	(44.4)	19.70
2017 (a)	(25.2)	19.70	(28.9)	19.70
Total LTIP RSU's Forfeited/Canceled	(66.0)		(73.3)
Outstanding as of June 30, 2019
2019	442.2	22.55	442.2	22.55
2018	261.1	19.05	390.3	19.05
2017 (a)	63.8	19.70	127.5	19.70
Total LTIP RSU's Outstanding as of June 30, 2019	767.1		960.0
(a) The 2017 time-based and performance-based LTIP RSUs are recognized over a 2-year service and performance periods, respectively.

Time-Based LTIP RSUs
The Company recognized a net adjustment to compensation expense related to the time-based LTIP RSUs of $1.3 million for the six months ended June 30, 2019. As of June 30, 2019, the Company had $14.5 million of total deferred compensation expense related to non-vested, time-based LTIP RSUs. The cost is recognized over the vesting period of the awards, as described above. One tranche of time-based LTIP RSUs vested during the six months ended June 30, 2019.

Performance-based LTIP RSUs
The Company recognized a net adjustment to compensation expense related to the performance-based LTIP RSUs of $1.0 million for the six months ended June 30, 2019. As of June 30, 2019, the Company had $15.8 million of total deferred compensation expense related to non-vested, performance-based LTIP RSUs. The cost is recognized over the service period of the awards, as described above. No performance-based LTIP RSUs vested during the six months ended June 30, 2019.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

For the three and six months ended June 30, 2019, the Company concluded that the use of the cut-off method was more appropriate than the annual effective tax rate method, because the annual effective tax rate method would not be reliable due to its sensitivity to minimal changes in forecasted annual pre-tax earnings.
The Company recorded a benefit from income taxes of $1.2 million (Products Corporation - $0.9 million) for the three months ended June 30, 2019 and a benefit from incomes taxes of $2.8 million (Products Corporation - $2.5 million) for the three months ended June 30, 2018, respectively. The $1.6 million decrease in the Company's benefit from income taxes in the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, was primarily due to: (i) the decreased loss from continuing operations before income taxes; (ii) the mix and level of earnings; (iii) valuation allowances recorded in the current quarter; (iv) the limitation on the deductibility of interest; and (v) the U.S. tax on the Company's foreign earnings.
The Company recorded a benefit from income taxes of $1.1 million (Products Corporation - $0.6 million) for the six months ended June 30, 2019 and a benefit from income taxes of $4.4 million (Products Corporation - $3.8 million) for the six months ended June 30, 2018. The $3.3 million decrease (Products Corporation - $3.2 million) in the benefit from income taxes was primarily due to: (i) the decreased loss from continuing operations before income taxes; (ii) the mix and level of earnings; (iii) valuation allowances recorded in the first six months of 2019; (iv) the limitation on the deductibility of interest; and (v) the U.S. tax on the Company's foreign earnings. For a further discussion, see Note 15, "Income Taxes," to the Consolidated Financial Statements in the Company's 2018 Form 10-K and Item 1A. “Risk Factors-Uncertainties in the interpretation and application of the U.S. income tax provisions could have a material impact on the Company's financial condition, results of operations and/or cash flows” in the Company's 2018 Form 10-K.
The Company's effective tax rate for the three months and six months ended June 30, 2019 was lower than the federal statutory rate of 21%, primarily due to the valuation allowance related to the limitation on the deductibility of interest and the U.S. tax on the Company's foreign earnings.
The Company expects that its tax provision and effective tax rate in any individual quarter and year-to-date period will vary and may not be indicative of the Company's tax provision and effective tax rate for the full year.
The Company concluded that, based on its evaluation of objective verifiable evidence, it does not require a valuation allowance on its federal deferred tax assets, other than those associated with the limitation on the deductibility of interest. The Company does have a valuation allowance on deferred tax assets associated with its activity in certain U.S. states and foreign jurisdictions. These conclusions regarding the establishment of valuation allowances on the Company's deferred tax assets for the six months ended June 30, 2019 are consistent with the Company's conclusions on such matters as of the year ended December 31, 2018. However, if the Company does not generate sufficient taxable income in future periods, its deferred tax assets may not be realizable on a more-likely-than-not basis, which would result in the Company having to establish an additional valuation allowance against its deferred tax assets. The Company will continue to assess all available evidence, both negative and positive, to determine whether such additional valuation allowance is warranted.
For a further discussion, see Note 15, "Income Taxes," to the Consolidated Financial Statements in the Company's 2018 Form 10-K and Item 1A. “Risk Factors-Uncertainties in the interpretation and application of the U.S. income tax provisions could have a material impact on the Company's financial condition, results of operations and/or cash flows” in the Company's 2018 Form 10-K.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

A roll-forward of the Company's accumulated other comprehensive loss as of June 30, 2019 is as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post-retirement Benefits	Other	Accumulated Other Comprehensive Loss
Balance at January 1, 2019	$(24.4)	$(209.5)	$(0.3)	$(234.2)
Foreign currency translation adjustment	1.3	—	—	1.3
Amortization of pension related costs, net of tax of $(0.6) million(a)	—	4.9	—	4.9
Other comprehensive (loss) income	$1.3	$4.9	$—	$6.2
Balance at June 30, 2019	$(23.1)	$(204.6)	$(0.3)	$(228.0)
(a) Amounts represent the change in accumulated other comprehensive loss as a result of the amortization of actuarial losses (gains) arising during each year related to the Company’s pension and other post-retirement plans. See Note 11, "Pension and Post-retirement Benefits," for further discussion of the Company’s pension and other post-retirement plans.

For the three and six months ended June 30, 2019, the Company did not have any activity related to financial instruments. The following is a roll-forward of the amounts reclassified out of accumulated other comprehensive loss into earnings during the three months ended June 30, 2018 related to the 2013 Interest Rate Swap:

2013 Interest Rate Swap
Beginning accumulated losses at March 31, 2018	$(0.1)
Reclassifications into earnings (net of $0.3 million tax benefit)(a)	0.1
Ending accumulated losses at June 30, 2018	$—
The following is a roll-forward of the amounts reclassified out of accumulated other comprehensive loss into earnings during the six months ended June 30, 2018 related to the 2013 Interest Rate Swap:

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

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

As of June 30, 2019, the Company’s operations are organized into the following reportable segments:

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

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following table is a comparative summary of the Company’s net sales and segment profit for Revlon and Product's Corporation by reportable segment for the periods presented.

Revlon, Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Segment Net Sales:
Revlon	$251.5	$258.3	$498.8	$487.4
Elizabeth Arden	117.4	106.1	228.8	211.8
Portfolio	118.7	147.6	235.9	282.1
Fragrances	82.6	94.8	159.9	186.2
Total	$570.2	$606.8	$1,123.4	$1,167.5

Segment Profit:
Revlon	$25.6	$36.5	$51.2	$38.8
Elizabeth Arden	2.7	(5.8)	4.6	(4.3)
Portfolio	6.1	(5.1)	10.6	(7.9)
Fragrances	12.6	11.1	19.4	14.3
Total	$47.0	$36.7	$85.8	$40.9

Reconciliation:
Total Segment Profit	$47.0	$36.7	$85.8	$40.9
Less:
Depreciation and amortization	38.7	40.6	85.7	79.3
Non-cash stock compensation expense	3.4	0.8	3.8	8.5
Non-Operating items:
Restructuring and related charges	9.9	5.5	22.0	11.0
Acquisition and integration costs	—	4.6	0.6	8.6
Loss on disposal of minority investment	—	20.1	—	20.1
Oxford ERP system disruption-related charges	—	23.1	—	33.1
Financial control remediation actions and related charges	4.4	—	6.4	—
Operating loss	(9.4)	(58.0)	(32.7)	(119.7)
Less:
Interest Expense	47.8	42.8	95.5	82.7
Amortization of debt issuance costs	3.5	3.0	6.7	5.3
Foreign currency losses, net	1.2	20.2	1.4	9.6
Miscellaneous, net	4.6	0.2	5.9	0.2
Loss from continuing operations before income taxes	$(66.5)	$(124.2)	$(142.2)	$(217.5)

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Segment Net Sales:
Revlon	$251.5	$258.3	$498.8	$487.4
Elizabeth Arden	117.4	106.1	228.8	211.8
Portfolio	118.7	147.6	235.9	282.1
Fragrances	82.6	94.8	159.9	186.2
Total	$570.2	$606.8	$1,123.4	$1,167.5

Segment Profit:
Revlon	$26.3	$37.2	$52.7	$40.2
Elizabeth Arden	3.0	(5.5)	5.2	(3.7)
Portfolio	6.4	(4.7)	11.3	(7.1)
Fragrances	12.8	11.4	19.9	14.8
Total	$48.5	$38.4	$89.1	$44.2

Reconciliation:
Total Segment Profit	$48.5	$38.4	$89.1	$44.2
Less:
Depreciation and amortization	38.7	40.6	85.7	79.3
Non-cash stock compensation expense	3.4	0.8	3.8	8.5
Non-Operating items:
Restructuring and related charges	9.9	5.5	22.0	11.0
Acquisition and integration costs	—	4.6	0.6	8.6
Loss on disposal of minority investment	—	20.1	—	20.1
Oxford ERP system disruption-related charges	—	23.1	—	33.1
Financial control remediation actions and related charges	4.4	—	6.4	—
Operating loss	(7.9)	(56.3)	(29.4)	(116.4)
Less:
Interest Expense	47.8	42.8	95.5	82.7
Amortization of debt issuance costs	3.5	3.0	6.7	5.3
Foreign currency losses, net	1.2	20.2	1.4	9.6
Miscellaneous, net	4.6	0.2	5.9	0.2
Loss from continuing operations before income taxes	$(65.0)	$(122.5)	$(138.9)	$(214.2)

As of June 30, 2019, the Company had operations established in approximately 25 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following tables present the Company's segment net sales by geography and total net sales by classes of similar products for the periods presented:

	Three Months Ended June 30, 2019					Six Months Ended June 30, 2019
	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total
Geographic Area:
Net Sales
North America	$134.7	$26.2	$73.0	$52.6	$286.5	$267.9	$54.4	$143.1	$99.8	$565.2
EMEA*	52.3	50.1	35.1	23.0	160.5	108.0	94.6	72.9	44.8	320.3
Asia	24.1	34.7	1.4	3.2	63.4	48.0	66.3	2.2	6.7	123.2
Latin America*	21.2	1.9	6.2	1.6	30.9	34.9	4.2	11.4	3.4	53.9
Pacific*	19.2	4.5	3.0	2.2	28.9	40.0	9.3	6.3	5.2	60.8
	$251.5	$117.4	$118.7	$82.6	$570.2	$498.8	$228.8	$235.9	$159.9	$1,123.4

	Three Months Ended June 30, 2018					Six Months Ended June 30, 2018
	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total
Geographic Area:
Net Sales
North America	$148.9	$27.0	$94.8	$61.2	$331.9	$265.1	$55.9	$176.7	$117.6	$615.3
EMEA*	54.6	46.8	42.3	23.7	167.4	108.6	93.1	85.5	48.4	335.6
Asia	24.3	25.1	1.0	3.7	54.1	49.9	48.4	2.0	6.5	106.8
Latin America*	15.5	2.5	5.5	3.0	26.5	29.4	4.7	10.8	7.1	52.0
Pacific*	15.0	4.7	4.0	3.2	26.9	34.4	9.7	7.1	6.6	57.8
	$258.3	$106.1	$147.6	$94.8	$606.8	$487.4	$211.8	$282.1	$186.2	$1,167.5

* The EMEA region includes Europe, the Middle East, Africa and the Company's international Travel Retail business; the Latin America region includes Mexico; and the Pacific region includes Australia and New Zealand.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Classes of similar products:
Net sales:
Color cosmetics	$193.5	34%	$215.6	36%	$396.3	35%	$414.7	36%
Fragrance	117.1	21%	132.5	22%	227.4	20%	256.8	22%
Hair care	129.8	23%	135.7	22%	258.5	23%	261.4	22%
Beauty care	48.0	8%	53.1	9%	89.1	8%	97.8	8%
Skin care	81.8	14%	69.9	11%	152.1	14%	136.8	12%
	$570.2		$606.8		$1,123.4		$1,167.5

The following table presents the Company's long-lived assets by geographic area as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
Long-lived assets, net:
United States	$1,449.7	83%	$1,416.2	84%
International	292.3	17%	275.0	16%
	$1,742.0		$1,691.2

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

16. REVLON, INC. BASIC AND DILUTED EARNINGS PER COMMON SHARE
Shares used in calculating Revlon's basic loss per share are computed using the weighted-average number of Revlon's common shares outstanding during each period. Shares used in diluted loss per share include the dilutive effect of unvested restricted stock, RSUs and LTIP RSUs under the Company’s Stock Plan using the treasury stock method. For the six months ended June 30, 2019, Revlon's diluted loss per share equals basic loss per share, as the assumed vesting of restricted stock, RSUs and LTIP RSUs would have an anti-dilutive effect. As of June 30, 2019 and 2018, there were no outstanding stock options under the Company's Stock Plan. See Note 12, "Stock Compensation Plan," for information on the LTIP RSUs.

Following are the components of Revlon's basic and diluted loss per common share for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerator:
Loss from continuing operations, net of taxes	$(65.3)	$(121.4)	$(141.1)	$(213.1)
Income (loss) from discontinued operations, net of taxes	1.6	(1.1)	2.3	0.3
Net loss	$(63.7)	$(122.5)	$(138.8)	$(212.8)
Denominator:
Weighted-average common shares outstanding – Basic	53,126,700	52,823,326	53,020,633	52,748,913
Effect of dilutive restricted stock	—	—	—	—
Weighted-average common shares outstanding – Diluted	53,126,700	52,823,326	53,020,633	52,748,913
Basic loss per common share:
Continuing operations	$(1.23)	$(2.30)	$(2.66)	$(4.04)
Discontinued operations	0.03	(0.02)	0.04	0.01
Net loss per common share	$(1.20)	$(2.32)	$(2.62)	$(4.03)
Diluted loss per common share:
Continuing operations	$(1.23)	$(2.30)	$(2.66)	$(4.04)
Discontinued operations	0.03	(0.02)	0.04	0.01
Net loss per common share	$(1.20)	$(2.32)	$(2.62)	$(4.03)

Unvested restricted stock and RSUs under the Stock Plan(a)	304,608	10,733	445,525	53,981

(a)	These are outstanding common stock equivalents that were not included in the computation of Revlon's diluted earnings per common share because their inclusion would have had an anti-dilutive effect.

17. CONTINGENCIES
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

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
The net activity related to services purchased under the Reimbursement Agreements during the six months ended June 30, 2019 and 2018 was $0.3 million and nil expense, respectively. As of June 30, 2019 and December 31, 2018, a payable balance of $0.3 million to, and a receivable balance of $0.3 million from, MacAndrews & Forbes, respectively, were included in the Company's Consolidated Balance Sheet for transactions subject to the Reimbursement Agreements.

2019 Senior Line of Credit Facility

See Note 8, "Long-term Debt," regarding the 2019 Senior Line of Credit Agreement between Products Corporation and MacAndrews & Forbes Group, LLC.

Other

During the six months ended June 30, 2019 and 2018, the Company engaged several companies in which MacAndrews & Forbes had a controlling interest to provide the Company with various ordinary course business services. These services included processing approximately $11 million and $13 million of coupon redemptions for the Company's retail customers for the six months ended June 30, 2019 and 2018, respectively, for which the Company paid fees of approximately $0.2 million and $0.1 million for each of the six months ended June 30, 2019 and 2018, and other similar advertising, coupon redemption and raw material supply services, for which the Company had net payables aggregating to approximately $0.4 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively. The Company believes that its engagement of each of these affiliates was on arm's length terms, taking into account each firm's expertise in its respective field, and that the fees paid or received were at least as favorable as those available from unaffiliated parties.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

19. PRODUCTS CORPORATION AND SUBSIDIARIES GUARANTOR FINANCIAL INFORMATION

Products Corporation's 5.75% Senior Notes and 6.25% Senior Notes are fully and unconditionally guaranteed on a senior basis by certain of Products Corporation’s direct and indirect wholly-owned domestic subsidiaries (the "5.75% Senior Notes Guarantors" and the "6.25% Senior Notes Guarantors," respectively, and together the "Guarantor Subsidiaries").

The following Condensed Consolidating Unaudited Financial Statements present the financial information as of June 30, 2019 and December 31, 2018, and for each of the three and six months ended June 30, 2019 and 2018 for (i) Products Corporation on a stand-alone basis; (ii) the Guarantor Subsidiaries on a stand-alone basis; (iii) the subsidiaries of Products Corporation that do not guarantee Products Corporation's 5.75% Senior Notes and 6.25% Senior Notes (the "Non-Guarantor Subsidiaries") on a stand-alone basis; and (iv) Products Corporation, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis. The Condensed Consolidating Unaudited Financial Statements are presented on the equity method, under which the investments in subsidiaries are recorded at cost and adjusted to the applicable share of the subsidiary's cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Products Corporation and Subsidiaries Condensed Consolidating Balance Sheets
As of June 30, 2019
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$2.5	$3.7	$56.8	$—	$63.0
Trade receivables, less allowances for doubtful accounts	92.5	76.2	220.6	—	389.3
Inventories	153.9	206.2	200.1	—	560.2
Prepaid expenses and other	229.9	32.8	53.9	—	316.6
Intercompany receivables	2,518.9	2,443.4	340.8	(5,303.1)	—
Investment in subsidiaries	1,635.0	44.0	—	(1,679.0)	—
Property, plant and equipment, net	214.2	98.3	116.9	—	429.4
Deferred income taxes	32.5	(2.4)	99.8	—	129.9
Goodwill	159.9	263.9	250.0	—	673.8
Intangible assets, net	13.6	398.8	95.7	—	508.1
Other assets	72.5	21.7	36.5	—	130.7
Total assets	$5,125.4	$3,586.6	$1,471.1	$(6,982.1)	$3,201.0
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$—	$5.7	$—	$5.7
Current portion of long-term debt	409.3	—	0.1	—	409.4
Accounts payable	194.7	93.0	106.2	—	393.9
Accrued expenses and other	159.2	69.4	176.1	—	404.7
Intercompany payables	2,546.0	2,292.0	465.1	(5,303.1)	—
Long-term debt	2,640.5	—	82.6	—	2,723.1
Other long-term liabilities	192.7	50.5	80.1	—	323.3
Total liabilities	6,142.4	2,504.9	915.9	(5,303.1)	4,260.1
Stockholder’s deficiency	(1,017.0)	1,081.7	555.2	(1,679.0)	(1,059.1)
Total liabilities and stockholder’s deficiency	$5,125.4	$3,586.6	$1,471.1	$(6,982.1)	$3,201.0

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Balance Sheets
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

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Three Months Ended June 30, 2019
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$155.5	$124.8	$290.3	$(0.4)	$570.2
Cost of sales	72.2	64.1	108.0	(0.4)	243.9
Gross profit	83.3	60.7	182.3	—	326.3
Selling, general and administrative expenses	109.3	81.5	140.2	—	331.0
Restructuring charges and other, net	0.8	0.8	1.6	—	3.2
Operating (loss) income	(26.8)	(21.6)	40.5	—	(7.9)
Other (income) expense:
Intercompany interest, net	(1.1)	0.7	0.4	—	—
Interest expense	46.1	—	1.7	—	47.8
Amortization of debt issuance costs	3.5	—	—	—	3.5
Foreign currency losses (gains), net	1.8	0.3	(0.9)	—	1.2
Miscellaneous, net	(10.1)	(12.7)	27.4	—	4.6
Other expense (income), net	40.2	(11.7)	28.6	—	57.1
(Loss) income from continuing operations before income taxes	(67.0)	(9.9)	11.9	—	(65.0)
(Benefit from) provision for income taxes	(3.6)	(0.1)	2.8	—	(0.9)
(Loss) income from continuing operations, net of taxes	(63.4)	(9.8)	9.1	—	(64.1)
Income from discontinued operations, net of taxes	—	—	1.6	—	1.6
Equity in income (loss) of subsidiaries	1.1	6.3	—	(7.4)	—
Net (loss) income	$(62.3)	$(3.5)	$10.7	$(7.4)	$(62.5)
Other comprehensive income (loss)	5.3	(1.1)	(0.5)	1.6	5.3
Total comprehensive (loss) income	$(57.0)	$(4.6)	$10.2	$(5.8)	$(57.2)

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Three Months Ended June 30, 2018
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$186.8	$144.9	$276.4	$(1.3)	$606.8
Cost of sales	86.3	68.9	105.7	(1.3)	259.6
Gross profit	100.5	76.0	170.7	—	347.2
Selling, general and administrative expenses	104.7	119.5	148.7	—	372.9
Acquisition and integration costs	2.8	0.5	1.3	—	4.6
Restructuring charges and other, net	(0.6)	2.5	4.0	—	5.9
Loss on disposal of minority investment	20.1	—	—	—	20.1
Operating (loss) income	(26.5)	(46.5)	16.7	—	(56.3)
Other (income) expense:
Intercompany interest, net	(2.1)	0.7	1.4	—	—
Interest expense	42.5	—	0.3	—	42.8
Amortization of debt issuance costs	3.0	—	—	—	3.0
Foreign currency losses (gains), net	3.8	(0.2)	16.6	—	20.2
Miscellaneous, net	(3.3)	(13.7)	17.2	—	0.2
Other expense (income), net	43.9	(13.2)	35.5	—	66.2
Loss from continuing operations before income taxes	(70.4)	(33.3)	(18.8)	—	(122.5)
(Benefit from) provision for income taxes	(7.2)	5.0	(0.3)	—	(2.5)
Loss from continuing operations, net of taxes	(63.2)	(38.3)	(18.5)	—	(120.0)
Loss from discontinued operations, net of taxes	—	—	(1.1)	—	(1.1)
Equity in (loss) income of subsidiaries	(57.9)	(10.5)	—	68.4	—
Net (loss) income	$(121.1)	$(48.8)	$(19.6)	$68.4	$(121.1)
Other comprehensive (loss) income	(2.7)	10.5	(0.4)	(10.1)	(2.7)
Total comprehensive (loss) income	$(123.8)	$(38.3)	$(20.0)	$58.3	$(123.8)

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Six Months Ended June 30, 2019
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$311.0	$254.1	$561.5	$(3.2)	$1,123.4
Cost of sales	140.2	129.2	215.5	(3.2)	481.7
Gross profit	170.8	124.9	346.0	—	641.7
Selling, general and administrative expenses	239.0	156.6	266.2	—	661.8
Acquisition and integration costs	0.5	0.1	—	—	0.6
Restructuring charges and other, net	2.4	2.9	3.4	—	8.7
Operating (loss) income	(71.1)	(34.7)	76.4	—	(29.4)
Other (income) expense:
Intercompany interest, net	(2.4)	1.4	1.0	—	—
Interest expense	92.0	—	3.5	—	95.5
Amortization of debt issuance costs	6.7	—	—	—	6.7
Foreign currency losses, net	0.3	0.3	0.8	—	1.4
Miscellaneous, net	(18.0)	(26.2)	50.1	—	5.9
Other expense (income), net	78.6	(24.5)	55.4	—	109.5
(Loss) income from continuing operations before income taxes	(149.7)	(10.2)	21.0	—	(138.9)
(Benefit from) provision for income taxes	(5.4)	0.4	4.4	—	(0.6)
(Loss) income from continuing operations, net of taxes	(144.3)	(10.6)	16.6	—	(138.3)
Income from discontinued operations, net of taxes	—	—	2.3	—	2.3
Equity in income (loss) of subsidiaries	8.5	11.7	—	(20.2)	—
Net (loss) income	$(135.8)	$1.1	$18.9	$(20.2)	$(136.0)
Other comprehensive income (loss)	6.2	(1.2)	0.1	1.1	6.2
Total comprehensive (loss) income	$(129.6)	$(0.1)	$19.0	$(19.1)	$(129.8)

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Six Months Ended June 30, 2018
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$329.0	$288.8	$552.3	$(2.6)	$1,167.5
Cost of sales	154.7	135.0	215.1	(2.6)	502.2
Gross profit	174.3	153.8	337.2	—	665.3
Selling, general and administrative expenses	227.0	216.0	300.0	—	743.0
Acquisition and integration costs	5.6	1.0	2.0	—	8.6
Restructuring charges and other, net	4.4	0.2	5.4	—	10.0
Loss on disposal of minority investment	20.1	—	—	—	20.1
Operating income	(82.8)	(63.4)	29.8	—	(116.4)
Other (income) expenses:
Intercompany interest, net	(3.9)	1.2	2.7	—	—
Interest expense	82.3	—	0.4	—	82.7
Amortization of debt issuance costs	5.3	—	—	—	5.3
Foreign currency losses, net	2.0	0.4	7.2	—	9.6
Miscellaneous, net	(10.3)	(25.7)	36.2	—	0.2
Other expense (income), net	75.4	(24.1)	46.5	—	97.8
Loss from continuing operations before income taxes	(158.2)	(39.3)	(16.7)	—	(214.2)
(Benefit from) provision for income taxes	(8.2)	5.1	(0.7)	—	(3.8)
Loss from continuing operations, net of taxes	(150.0)	(44.4)	(16.0)	—	(210.4)
Income from discontinued operations, net of taxes	—	—	0.3	—	0.3
Equity in (loss) income of subsidiaries	(60.1)	(4.8)	—	64.9	—
Net (loss) income	$(210.1)	$(49.2)	$(15.7)	$64.9	$(210.1)
Other comprehensive (loss) income	(2.5)	(2.8)	(9.0)	11.8	(2.5)
Total comprehensive (loss) income	$(212.6)	$(52.0)	$(24.7)	$76.7	$(212.6)

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2019
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(36.8)	$4.8	$(9.2)	$—	$(41.2)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	(6.3)	(1.2)	(4.7)	—	(12.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(9.7)	(6.6)	(2.5)	—	(18.8)
Net borrowings under the Amended 2016 Revolving Credit Facility	59.9	—	—	—	59.9
Repayments under the 2016 Term Loan Facility	(9.0)	—	—	—	(9.0)
Payment of financing costs	(0.8)	—	(0.6)	—	(1.4)
Tax withholdings related to net share settlements of restricted stock units and awards	(1.6)	—	—	—	(1.6)
Other financing activities	(0.4)	—	(0.1)	—	(0.5)
Net cash provided by (used in) financing activities	38.4	(6.6)	(3.2)	—	28.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	0.1	0.4	—	0.5
Net decrease in cash, cash equivalents and restricted cash	(4.7)	(2.9)	(16.7)	—	(24.3)
Cash, cash equivalents and restricted cash at beginning of period	$7.2	$6.6	$73.7	$—	$87.5
Cash, cash equivalents and restricted cash at end of period	$2.5	$3.7	$57.0	$—	$63.2

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2018
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(190.9)	$—	$0.8	$—	$(190.1)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	(16.7)	(3.9)	(9.2)	—	(29.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings and overdraft	6.5	3.3	3.4	—	13.2
Net borrowings under the Amended 2016 Revolving Credit Facility	219.7	—	—	—	219.7
Repayments under the 2016 Term Loan Facility	(9.0)	—	—	—	(9.0)
Payments of financing costs	(2.9)	—	—	—	(2.9)
Tax withholdings related to net share settlements of restricted stock units and awards	(3.5)	—	—	—	(3.5)
Other financing activities	(0.5)	—	(0.1)	—	(0.6)
Net cash provided by financing activities	210.3	3.3	3.3	—	216.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(2.1)	—	(2.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	2.7	(0.6)	(7.2)	—	(5.1)
Cash, cash equivalents and restricted cash at beginning of period	$0.3	$5.3	$81.8	$—	87.4
Cash, cash equivalents and restricted cash at end of period	$3.0	$4.7	$74.6	$—	$82.3

20. SUBSEQUENT EVENTS

2019 Term Loan Facility
Principal and Maturity: On August 6, 2019, Products Corporation entered into a senior secured term loan facility among certain affiliated funds, investment vehicles or accounts managed or advised by Ares Management LLC, as lender, in an initial aggregate principal amount of $200 million (the “2019 Term Loan Facility” and such agreement being the “2019 Term Loan Agreement”), and Wilmington Trust, National Association (“Wilmington Trust”), as administrative and collateral agent. Net proceeds from the 2019 Term Loan Facility, which will be used for general corporate purposes, were approximately $187 million, after taking into account approximately $13 million of related fees and expenses. The 2019 Term Loan Facility will mature on the earliest of: (x) the fourth anniversary of the Closing Date; (y) the 180th day prior to the maturity of Products Corporation’s existing 2016 Term Loan Facility, if any loans under the 2016 Term Loan Facility remain outstanding and have not been replaced or refinanced by such date; and (z) the date of any springing maturity of the 2016 Term Loan Facility.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Guarantees and Security: Products Corporation and its restricted subsidiaries under the 2019 Term Loan Facility (collectively, the “Restricted Group”) are subject to the covenants under the 2019 Term Loan Agreement. The 2019 Term Loan Facility is guaranteed by each existing and future direct or indirect wholly-owned domestic restricted subsidiary of Products Corporation (subject to various exceptions), as well as by Revlon, on a limited recourse basis, and Elizabeth Arden (U.K.) Ltd., Revlon Canada Inc. and Elizabeth Arden (Canada) Limited. The obligations of Revlon, Products Corporation and the subsidiary guarantors under the 2019 Term Loan Facility are secured by pledges of the equity of Products Corporation and the equity of the Restricted Group held by Products Corporation and each subsidiary guarantor (subject to customary exceptions, including equity of first-tier foreign subsidiaries in excess of 66% of the voting equity interests of such entity) and by substantially all tangible and intangible personal and real property of Products Corporation and the subsidiary guarantors (subject to customary exclusions). The 2019 Term Loan Facility and the existing 2016 Term Loan Facility share the same guarantors and collateral, except that the 2019 Term Loan Facility is also secured by a first-priority lien on certain intellectual property of the American Crew business (the “Additional Collateral”) and is guaranteed by the entities established to hold such Additional Collateral. Pursuant to a first lien pari passu intercreditor agreement, dated August 6, 2019, among Revlon, Products Corporation, the subsidiary guarantors, Wilmington Trust and Citibank, N.A. (acting as administrative agent and collateral agent for the 2016 Term Loan Facility), the liens on the shared collateral securing the 2019 Term Loan Facility rank pari passu in priority with the liens on the shared collateral securing the 2016 Term Loan Facility.
License Agreement: In connection with the pledge of such Additional Collateral, Products Corporation entered into intercompany arrangements pursuant to which the Additional Collateral was contributed to a newly-formed subsidiary, Beautyge I, which then further contributed the Additional Collateral to its new wholly-owned subsidiary, Beautyge II, LLC. Products Corporation entered into a license and royalty arrangement on arm’s length terms with Beautyge II, LLC to provide for the Company’s continued use of the Additional Collateral during the term of the 2019 Term Loan Facility.
Interest and Fees: Interest accrues on the 2019 Term Loan Facility at a rate per annum of one-month adjusted LIBOR (which has a floor of 0%) plus a margin of 9.50%. Products Corporation is also obligated to pay customary fees and expenses in connection with the 2019 Term Loan Facility.
Affirmative and Negative Covenants: The 2019 Term Loan Agreement contains certain affirmative and negative covenants that, among other things, limit the Restricted Group’s ability to: (i) incur additional debt; (ii) incur liens; (iii) sell, transfer or dispose of assets; (iv) make investments; (v) make dividends and distributions on, or repurchases of, equity; (vi) make prepayments of contractually subordinated or junior lien debt; (vii) enter into certain transactions with their affiliates; (viii) enter into sale-leaseback transactions; (ix) change their lines of business; (x) restrict dividends from their subsidiaries or restrict liens; (xi) change their fiscal year; and (xii) modify the terms of certain debt. The 2019 Term Loan Agreement also contains additional covenants: (i) restricting the activities of the entities established to hold the Additional Collateral; (ii) limiting the incurrence of secured debt by the Restricted Group to an aggregate principal amount of $50 million (excluding the Amended 2016 Revolving Credit Facility and any refinancing of the 5.75% Senior Notes due 2021); (iii) restricting the transfer by the Restricted Group of material intellectual property to non-guarantor restricted subsidiaries or other affiliates; and (iv) limiting investments by Products Corporation and its subsidiary guarantors in any non-guarantor subsidiary to an outstanding amount of $50 million plus $10 million for ordinary course investments consistent with past practice. These negative covenants are subject to various exceptions, including an “available amount basket” based on 50% of Products Corporation’s cumulative consolidated net income from October 1, 2016, subject to Products Corporation’s compliance with a 5.0 to 1.0 ratio of Products Corporation’s net debt to Consolidated EBITDA (as defined in the 2019 Term Loan Agreement), except such compliance is not required when such baskets are used to make investments.
Financial Covenants: The 2019 Term Loan Agreement contains financial covenants. First, Products Corporation cannot permit at any time both (x) the aggregate principal amount of secured and structurally senior debt to exceed $2.5 billion and (y) the ratio of Products Corporation's net secured and structurally senior debt to Consolidated EBITDA to be greater than 5.0 to 1.0, subject to a one-time equity cure right. Second, Products Corporation’s Consolidated EBITDA cannot be less than $250 million for any test period ending on or after March 31, 2021.
Prepayments: The 2019 Term Loan Facility is subject to mandatory prepayments from: (i) the net proceeds from the issuance by Products Corporation or any of its restricted subsidiaries of certain additional debt; (ii) commencing with the excess cash flow calculation with respect to fiscal year ending December 31, 2020, 50% of excess cash flow, with step-downs to 25% and 0% upon achievement of certain first lien leverage ratios and reduced by voluntary prepayments of the 2019 Term Loan Facility, the 2016 Term Loan Facility and revolving loans under the Amended 2016 Revolving Credit Facility (to the extent commitments thereunder are permanently reduced); and (iii) asset sale proceeds of certain non-ordinary course asset sales or other dispositions of property that have not been reinvested to the extent in excess of certain minimum amounts (subject to an aggregate reinvestment

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

cap of $50.0 million). Products Corporation may voluntarily prepay the 2019 Term Loan Facility at any time. All voluntary prepayments, certain mandatory prepayments and repayments upon acceleration after an event of default of the 2019 Term Loan Facility must be accompanied by a fee (the “Applicable Premium”) in an amount equal to: (i) prior to January 1, 2021, a make-whole amount with respect to interest payments through December 31, 2020 plus 10% of the aggregate principal amount prepaid, repaid or required to be repaid; (ii) on and after January 1, 2021, but prior to January 1, 2022, 10% of the aggregate principal amount prepaid, repaid or required to be repaid; (iii) on and after January 1, 2022, but prior to January 1, 2023, 7.5% of the aggregate principal amount prepaid, repaid or required to be repaid; or (iv) thereafter, 5% of the aggregate principal amount prepaid, repaid or required to be repaid. A 5% exit fee is also payable upon the final scheduled maturity of the 2019 Term Loan Facility or if the loans thereunder are accelerated upon an event of default. The 2019 Term Loan Agreement also contains certain customary representations, warranties and events of default.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Item 2. Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Overview of the Business
Revlon, Inc. ("Revlon" and together with its subsidiaries, the "Company") conducts its business exclusively through its direct wholly-owned operating subsidiary, Revlon Consumer Products Corporation ("Products Corporation"), and its subsidiaries. Revlon is an indirect majority-owned subsidiary of MacAndrews & Forbes Incorporated (together with certain of its affiliates other than the Company, "MacAndrews & Forbes"), a corporation beneficially owned by Ronald O. Perelman.

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

For additional information regarding the Company's business, see "Part 1, Item 1 - Business" in the Company's 2018 Form 10-K.

Certain capitalized terms used in this Form 10-Q are defined throughout this Item 2.

Overview of Net Sales and Earnings Results
Consolidated net sales in the second quarter of 2019 were $570.2 million, a $36.6 million decrease, or 6.0%, compared to $606.8 million in the second quarter of 2018. Excluding the $16.4 million unfavorable impact of foreign currency fluctuations (referred to herein as "FX," "XFX" or on an "XFX basis"), consolidated net sales decreased by $20.2 million, or 3.3%, during the second quarter of 2019. The XFX net sales decrease in the second quarter of 2019 was primarily due to: a $25.0 million, or 16.9%, decrease in Portfolio segment net sales, a $10.5 million, or 11.1%, decrease in Fragrances segment net sales and a $0.4 million, or 0.2%, decrease in Revlon segment net sales; partially offset by a $15.7 million, or 14.8%, increase in Elizabeth Arden segment net sales.

Consolidated net sales in the first six months of 2019 were $1,123.4 million, a $44.1 million decrease, or 3.8%, compared to $1,167.5 million in the first six months of 2018. Excluding the $36.9 million unfavorable FX impact, consolidated net sales decreased by $7.2 million, or 0.6%, during the first six months of 2019. The XFX net sales decrease in the first six months of 2019 was primarily due to: a $37.0 million, or 13.1%, decrease in Portfolio segment net sales and a $22.4 million, or 12.0%, decrease in Fragrances segment net sales; partially offset by a $25.7 million, or 12.1%, increase in Elizabeth Arden segment net sales and a $26.5 million, or 5.4%, increase in Revlon segment net sales.

Consolidated loss from continuing operations, net of taxes, in the second quarter of 2019 was $65.3 million, compared to $121.4 million in the second quarter of 2018. The $56.1 million decrease in consolidated loss from continuing operations, net of taxes, in the second quarter of 2019 was primarily due to:

•
$42.1 million of lower SG&A expenses, primarily driven by lower brand support expenses due, in part, to the alignment of marketing initiatives with new product launches, and cost reductions related to the Company's cost optimization initiatives;

•	$20.1 million of lower loss on disposal of minority investment; and

•
$19.0 million of favorable variance in foreign currency, resulting from $1.2 million in foreign currency losses during the second quarter of 2019, compared to $20.2 million in foreign currency losses during the second quarter of 2018;

with the foregoing partially offset by:

•	$20.9 million of lower gross profit, primarily due to lower net sales; and

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

•
a $5.0 million increase in interest expense, primarily due to higher average interest rates and higher borrowings under the Amended 2016 Revolving Credit Facility and higher indebtedness resulting from entering into the 2018 Foreign Asset-Based Term Facility in July 2018.

Consolidated loss from continuing operations, net of taxes, in the first six months of 2019 was $141.1 million, compared to $213.1 million in the first six months of 2018. The $72.0 million decrease in consolidated loss from continuing operations, net of taxes, in the first six months of 2019 was primarily due to:

•
$81.2 million of lower SG&A expenses, primarily driven by lower brand support expenses as a result of planned lower activity in the first six months of 2019 to align marketing initiatives with new product launches, and lower general and administrative expenses;

•	$20.1 million of lower loss on disposal of minority investment; and

•
$8.2 million of favorable variance in foreign currency, resulting from $1.4 million in foreign currency losses during the first six months of 2019, compared to $9.6 million in foreign currency gains during the first six months of 2018;

with the foregoing partially offset by:

•	$23.6 million of lower gross profit, primarily due to lower net sales;

•
a $12.8 million increase in interest expense, primarily due to higher average interest rates and higher borrowings under the Amended 2016 Revolving Credit Facility and higher indebtedness resulting from entering into the 2018 Foreign Asset-Based Term Facility in July 2018; and

•
a $3.3 million decrease in the benefit from income taxes, primarily due to:(i) the decreased loss from continuing operations before income taxes; (ii) the mix and level of earnings; (iii) valuation allowances recorded in the first six months of 2019; (iv) the limitation on the deductibility of interest; and (v) the U.S. tax on the Company's foreign earnings.

During 2018, the Company's ERP launch impacted the Company's ability to manufacture certain quantities of finished goods and fulfill shipments to retail customers in the U.S. and internationally and resulted in lost net sales and in the Company incurring incremental charges, mainly related to actions that the Company implemented to remediate the decline in customer service levels. Difficulties in implementing the Company’s new ERP system also impacted its internal control over financial reporting ("ICFR") and resulted in a material weakness in its ICFR as described in the Company’s 2018 Form 10-K. See Part I, Item 4, “Controls and Procedures,” in this Form 10-Q for a discussion of the Company’s adoption of a plan designed to improve its internal controls to remediate this material weakness in its ICFR and for a summary of the actions taken by the Company to implement such plan.

Recent Debt Transactions

2019 Term Loan Facility
See Part II, Item 5, “Other Information,” in this Form 10-Q for a discussion of the Company’s new 2019 Term Loan Facility.

2019 Senior Line of Credit Agreement
In June 2019, Products Corporation entered into a 2019 Senior Unsecured Line of Credit Agreement (the "2019 Senior Line of Credit Agreement") providing Products Corporation with a $30 million senior unsecured line of credit (the "2019 Senior Line of Credit Facility") from MacAndrews & Forbes Group, LLC, a subsidiary of Revlon’s majority stockholder. The 2019 Senior Line of Credit Facility allows Products Corporation to request loans thereunder and to use the proceeds of such loans for working capital and other general corporate purposes until the facility matures on December 31, 2019. As of June 30, 2019, there were no borrowings under this facility.
Any loans outstanding under the 2019 Senior Line of Credit Facility shall bear interest at an annual rate of 8%, which is payable quarterly in arrears in cash. Products Corporation may, at its option, prepay any borrowings under the 2019 Senior Line of Credit Facility, in whole or in part (together with accrued and unpaid interest), at any time prior to maturity, without premium or penalty.  Products Corporation is required to repay any outstanding loans under the 2019 Senior Line of Credit Facility, together with accrued interest thereon, if for any reason Products Corporation or any of its subsidiaries has available unrestricted cash that Products Corporation determines, in its reasonable judgment, is not required to run their operations in the ordinary course of

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

business, provided that such repayment would not result in material adverse tax consequences. For the three months ended June 30, 2019, the Company had no borrowings or repayments under this facility.
The 2019 Senior Line of Credit Agreement includes customary events of default, including a cross default provision making it an event of default under the 2019 Senior Line of Credit Agreement if there exists and continues an event default under Products Corporation’s existing bank term loan and revolver credit agreements, the 2018 Foreign Asset-Based Term Agreement or the indentures for Products Corporation’s 5.75% Senior Notes or 6.25% Senior Notes. If any such event of default occurs, MacAndrews & Forbes Group, LLC may declare all outstanding loans under the 2019 Senior Line of Credit Facility to be due and payable immediately.

March 2019 Amendment to the 2016 Revolving Credit Facility
On March 6, 2019, Products Corporation, Revlon and certain of their subsidiaries entered into Amendment No. 2 (“Amendment No. 2”) to the 2016 Revolving Credit Agreement (as amended by Amendment No. 2, the “Amended 2016 Revolving Credit Agreement”) in respect of the 2016 Revolving Credit Facility (as in effect after Amendment No. 2, the “Amended 2016 Revolving Credit Facility”). Pursuant to the terms of Amendment No. 2, the maturity date applicable to the $41.5 million senior secured first in, last out Tranche B of the Amended 2016 Revolving Credit Facility was extended from April 17, 2019 to April 17, 2020. The Amended 2016 Revolving Credit Agreement provided that the “Liquidity Amount” (defined in the Amended 2016 Revolving Credit Agreement as the sum of each borrowing base less the sum of (x) the aggregate outstanding extensions of credit under the Amended 2016 Revolving Credit Facility, and (y) any availability reserve in effect on such date) may exceed the aggregate commitments under the Amended 2016 Revolving Credit Facility by up to 5%. Amendment No. 2 limits the Liquidity Amount to no more than the aggregate commitments under the Amended 2016 Revolving Credit Facility. Under the Amended 2016 Revolving Credit Agreement, a “Liquidity Event Period” generally occurred if Products Corporation’s Liquidity Amount fell below the greater of $35 million and 10% of the maximum availability under the Amended 2016 Revolving Credit Facility. Amendment No. 2 changes these thresholds to $50 million and 15%, respectively, only for purposes of triggering certain notification obligations of Products Corporation, increased borrowing base reporting frequency and the ability of the administrative agent to apply amounts collected in controlled accounts for the repayment of loans under the Amended 2016 Revolving Credit Facility. After entering into Amendment No. 2, in March 2019 Products Corporation’s availability under the Amended 2016 Revolving Credit Facility was $37.3 million, which was less than the greater of $35 million and 10% of the maximum availability under the Amended 2016 Revolving Credit Facility, which at such date equated to $41.3 million. Accordingly, effective beginning in March 2019 Products Corporation is required to maintain a FCCR of a minimum of 1.0 to 1.0 (which it currently satisfies), the administrative agent may apply amounts collected in controlled accounts for the repayment of loans under the Amended 2016 Revolving Credit Facility, which the administrative agent began applying in March 2019, and Products Corporation is required to provide the administrative agent with weekly borrowing base certificates. Products Corporation will be required to: (i) maintain such 1.0 to 1.0 minimum FCCR until such time that availability under the Amended 2016 Revolving Credit Facility equals or exceeds the greater of $35 million and 10% of the maximum availability under such facility for at least 20 consecutive business days; and (ii) Products Corporation will continue to provide the administrative agent with weekly borrowing base certificates and the administrative agent may continue to apply amounts collected in controlled accounts as set forth above in each case until such time that availability under such facility is equal or exceeds the greater of $50 million and 15% of the maximum availability under such facility for at least 20 consecutive business days. Amendment No. 2 also adjusts, among other things, the “payment conditions” required to make unlimited restricted payments.

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

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

Results of Operations — Revlon, Inc.

Consolidated Net Sales:
Second quarter results:
Consolidated net sales in the second quarter of 2019 were $570.2 million, a $36.6 million, or 6.0%, decrease, compared to $606.8 million in the second quarter of 2018. Excluding the $16.4 million unfavorable FX impact, consolidated net sales decreased by $20.2 million, or 3.3%, during the second quarter of 2019. The XFX net sales decrease in the second quarter of 2019 was primarily due to: a $25.0 million, or 16.9%, decrease in Portfolio segment net sales, a $10.5 million, or 11.1%, decrease in Fragrances segment net sales and a $0.4 million, or 0.2%, decrease in Revlon segment net sales; partially offset by a $15.7 million, or 14.8%, increase in Elizabeth Arden segment net sales.

Year-to-date results:
Consolidated net sales in the first six months of 2019 were $1,123.4 million, a $44.1 million, or 3.8%, decrease compared to $1,167.5 million in the first six months of 2018. Excluding the $36.9 million unfavorable FX impact, consolidated net sales decreased by $7.2 million, or 0.6%, during the first six months of 2019. The XFX net sales decrease in the first six months of 2019 was due primarily to: a $37.0 million, or 13.1%, decrease in Portfolio segment net sales and a $22.4 million, or 12.0%, decrease in Fragrances segment net sales; partially offset by a $25.7 million, or 12.1%, increase in Elizabeth Arden segment net sales and a $26.5 million, or 5.4%, increase in Revlon segment net sales.
See "Segment Results" below for further information on net sales by segment.

Segment Results:
The Company's management evaluates segment profit for each of the Company's reportable segments. The Company allocates corporate expenses to each reportable segment to arrive at segment profit, as these expenses are included in the internal measure of segment operating performance. The Company defines segment profit as income from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses. Segment profit also excludes the impact of certain items that are not directly attributable to the segments' underlying operating performance. The Company does not have any material inter-

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

segment sales. For a reconciliation of segment profit to loss from continuing operations before income taxes, see Note 15, "Segment Data and Related Information," to the Unaudited Consolidated Financial Statements in this Form 10-Q.
The following tables provide a comparative summary of the Company's segment results for the periods presented.

	Net Sales						Segment Profit
	Three Months Ended June 30,		Change		XFX Change (a)		Three Months Ended June 30,		Change		XFX Change (a)
	2019	2018	$	%	$	%	2019	2018	$	%	$	%
Revlon	$251.5	$258.3	$(6.8)	(2.6)%	$(0.4)	(0.2)%	$25.6	$36.5	$(10.9)	(29.9)%	$(10.2)	(27.9)%
Elizabeth Arden	117.4	106.1	11.3	10.7%	15.7	14.8%	2.7	(5.8)	8.5	146.6%	9.0	155.2%
Portfolio	118.7	147.6	(28.9)	(19.6)%	(25.0)	(16.9)%	6.1	(5.1)	11.2	219.6%	11.1	217.6%
Fragrances	82.6	94.8	(12.2)	(12.9)%	(10.5)	(11.1)%	12.6	11.1	1.5	13.5%	1.7	15.3%
Total	$570.2	$606.8	$(36.6)	(6.0)%	$(20.2)	(3.3)%	$47.0	$36.7	$10.3	28.1%	$11.6	31.6%

	Net Sales						Segment Profit
	Six Months Ended June 30,		Change		XFX Change (a)		Six Months Ended June 30,		Change		XFX Change (a)
	2019	2018	$	%	$	%	2019	2018	$	%	$	%
Revlon	$498.8	$487.4	$11.4	2.3%	$26.5	5.4%	$51.2	$38.8	$12.4	32.0%	$14.6	37.6%
Elizabeth Arden	228.8	211.8	17.0	8.0%	25.7	12.1%	4.6	(4.3)	8.9	207.0%	10.0	232.6%
Portfolio	235.9	282.1	(46.2)	(16.4)%	(37.0)	(13.1)%	10.6	(7.9)	18.5	234.2%	18.6	235.4%
Fragrances	159.9	186.2	(26.3)	(14.1)%	(22.4)	(12.0)%	19.4	14.3	5.1	35.7%	5.4	37.8%
Total	$1,123.4	$1,167.5	$(44.1)	(3.8)%	$(7.2)	(0.6)%	$85.8	$40.9	$44.9	109.8%	$48.6	118.8%
(a) XFX excludes the impact of foreign currency fluctuations.
N.M. - Not meaningful
Revlon Segment
Second quarter results:
Revlon segment net sales in the second quarter of 2019 were $251.5 million, a $6.8 million, or 2.6%, decrease, compared to $258.3 million in the second quarter of 2018. Excluding the $6.4 million unfavorable FX impact, total Revlon segment net sales in the second quarter of 2019 decreased by $0.4 million, or 0.2%, compared to the second quarter of 2018. This decrease was primarily driven by lower net sales of Revlon color cosmetics in the mass retail channel, due to overall category declines primarily in North America, partially offset by increases in net sales of Revlon ColorSilk internationally.
Revlon segment profit in the second quarter of 2019 was $25.6 million, a $10.9 million, or 29.9%, decrease, compared to $36.5 million in the second quarter of 2018. Excluding the $0.6 million unfavorable FX impact, Revlon segment profit in the second quarter of 2019 decreased by $10.2 million, or 27.9%, compared to the second quarter of 2018. This decrease was primarily driven by the Revlon segment's lower net sales described above and higher cost of sales, partially offset by lower brand support expenses.
Year-to-date results:
Revlon segment net sales in the first six months of 2019 were $498.8 million, a $11.4 million, or 2.3%, increase, compared to $487.4 million in the first six months of 2018. Excluding the $15.1 million unfavorable FX impact, total Revlon segment net sales in the first six months of 2019 increased by $26.5 million, or 5.4%, compared to the first six months of 2018. This increase was primarily driven by higher net sales, mainly internationally, of Revlon color cosmetics and higher net sales of Revlon-branded professional and hair care products.
Revlon segment profit in the first six months of 2019 was $51.2 million, a $12.4 million, or 32.0%, increase, compared to $38.8 million in the first six months of 2018. Excluding the $2.1 million unfavorable FX impact, Revlon segment profit in the first six months of 2019 increased by $14.6 million, or 37.6%, compared to the first six months of 2018. This increase was primarily driven by the Revlon segment's higher net sales described above and lower brand support expenses, partially offset by higher cost of sales.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Elizabeth Arden Segment
Second quarter results:
Elizabeth Arden segment net sales in the second quarter of 2019 were $117.4 million, a $11.3 million, or 10.7%, increase, compared to $106.1 million in the second quarter of 2018. Excluding the $4.4 million unfavorable FX impact, Elizabeth Arden net sales in the second quarter of 2019 increased by $15.7 million, or 14.8%, compared to the second quarter of 2018. This increase was primarily driven by the Elizabeth Arden segment's higher net sales of Elizabeth Arden skin care products, including Ceramide and Prevage, primarily internationally.

Elizabeth Arden segment profit in the second quarter of 2019 was $2.7 million, a $8.5 million, or 146.6%, increase, compared to a $5.8 million segment loss in 2018. Excluding the $0.5 million unfavorable FX impact, Elizabeth Arden segment profit in the second quarter of 2019 increased by $9.0 million, or 155.2%, compared to the second quarter of 2018. This increase was primarily driven by the Elizabeth Arden segment's higher net sales described above.
Year-to-date results:
Elizabeth Arden segment net sales in the first six months of 2019 were $228.8 million, a $17.0 million, or 8.0%, increase, compared to $211.8 million in the first six months of 2018. Excluding the $8.7 million unfavorable FX impact, Elizabeth Arden segment net sales in the first six months of 2019 increased by $25.7 million, or 12.1%, compared to the first six months of 2018. This increase was primarily driven by the Elizabeth Arden segment's higher net sales of Elizabeth Arden skin care products, including Ceramide and Prevage, primarily internationally, as well as Elizabeth Arden-branded fragrances.

Elizabeth Arden segment profit in the first six months of 2019 was $4.6 million, a $8.9 million, or 207.0%, increase, compared to a $4.3 million segment loss in 2018. Excluding the $1.1 million unfavorable FX impact, Elizabeth Arden segment profit in the first six months of 2019 increased by $10.0 million, or 232.6%, compared to the first six months of 2018. This increase was primarily driven by the Elizabeth Arden segment's higher net sales described above and lower brand support expenses.
Portfolio Segment
Second quarter results:
Portfolio segment net sales in the second quarter of 2019 were $118.7 million, a $28.9 million, or 19.6%, decrease, compared to $147.6 million in the second quarter of 2018. Excluding the $3.9 million unfavorable FX impact, total Portfolio segment net sales in the second quarter of 2019 decreased by $25.0 million, or 16.9%, compared to the second quarter of 2018. This decrease was driven primarily by the Portfolio segment's lower net sales of CND nail products, Almay, SinfulColors and Pure Ice color cosmetics, as well as lower net sales of local and regional brands. These decreases were partially offset by higher net sales of Cutex nail care products.
Portfolio segment profit in the second quarter of 2019 was $6.1 million, a $11.2 million, or 219.6%, increase, compared to a $5.1 million segment loss in the second quarter of 2018. Excluding the $0.1 million favorable FX impact, Portfolio segment profit in the second quarter of 2019 increased by $11.1 million, or 217.6%, compared to the second quarter of 2018. This increase was primarily driven by the Portfolio segment's lower brand support expenses, cost of sales and distribution expenses, partially offset by lower net sales, as described above.
Year-to-date results:
Portfolio segment net sales in the first six months of 2019 were $235.9 million, a $46.2 million, or 16.4%, decrease, compared to $282.1 million in the first six months of 2018. Excluding the $9.2 million unfavorable FX impact, total Portfolio segment net sales in the first six months of 2019 decreased by $37.0 million, or 13.1%, compared to the first six months of 2018. This decrease was driven primarily by the Portfolio segment's lower net sales of CND nail products, Almay, SinfulColors and Pure Ice color cosmetics, as well as lower net sales of local and regional brands. These decreases were partially offset by higher net sales of Cutex nail care products, American Crew men's grooming products and Mitchum anti-perspirant deodorants.
Portfolio segment profit in the first six months of 2019 was $10.6 million, a $18.5 million increase compared to a $7.9 million segment loss in the first six months of 2018. Excluding the $0.1 million unfavorable FX impact, Portfolio segment profit in the first six months of 2019 increased by $18.6 million, or 235.4%, compared to the first six months of 2018. This increase was primarily driven by the Portfolio segment's lower brand support expenses, cost of sales and distribution expenses, partially offset by lower net sales, as described above.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Fragrances Segment
Second quarter results:
Fragrances segment net sales in the second quarter of 2019 were $82.6 million, a $12.2 million, or 12.9%, decrease, compared to $94.8 million in the second quarter of 2018. Excluding the $1.7 million unfavorable FX impact, total Fragrances segment net sales in the second quarter of 2019 decreased by $10.5 million, or 11.1%, compared to the second quarter of 2018. This decrease was driven primarily by lower net sales due to the ongoing overall weakness in the mass retail channel, including certain retail store closures.
Fragrances segment profit in the second quarter of 2019 was $12.6 million, a $1.5 million, or 13.5%, increase, compared to $11.1 million in the second quarter of 2018. Excluding the $0.2 million unfavorable FX impact, Fragrances segment profit in the second quarter of 2019 increased by $1.7 million, or 15.3%, compared to the second quarter of 2018. This increase was primarily driven by the Fragrances segment's lower cost of sales, brand support expenses and distribution costs, partially offset by the segment's lower net sales.
Year-to-date results:
Fragrances segment net sales in the first six months of 2019 were $159.9 million, a $26.3 million, or 14.1%, decrease, compared to $186.2 million in the first six months of 2018. Excluding the $3.9 million unfavorable FX impact, total Fragrances segment net sales in the first six months of 2019 decreased by $22.4 million, or 12.0%, compared to the first six months of 2018. This decrease was driven primarily by lower net sales in the Fragrances segment due to the ongoing overall weakness in the mass retail channel, including certain retail store closures.
Fragrances segment profit in the first six months of 2019 were $19.4 million, a $5.1 million, or 35.7%, increase, compared to $14.3 million in the first six months of 2018. Excluding the $0.3 million unfavorable FX impact, Fragrances segment profit in the first six months of 2019 increased by $5.4 million, or 37.8%, compared to the first six months of 2018. This increase was primarily driven by the Fragrances segment's lower cost of sales, brand support expenses and distribution costs, partially offset by the segment's lower net sales.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Geographic Results:

The following tables provide a comparative summary of the Company's North America and International net sales for the periods presented:

	Three Months Ended June 30,		Change		XFX Change (a)
	2019	2018	$	%	$	%
Revlon
North America	$134.7	$148.9	$(14.2)	(9.5)%	$(13.8)	(9.3)%
International	116.8	109.4	7.4	6.8%	13.4	12.2%
Elizabeth Arden
North America	$26.2	$27.0	$(0.8)	(3.0)%	$(0.4)	(1.5)%
International	91.2	79.1	12.1	15.3%	16.1	20.4%
Portfolio
North America	$73.0	$94.8	$(21.8)	(23.0)%	$(21.7)	(22.9)%
International	45.7	52.8	(7.1)	(13.4)%	(3.3)	(6.3)%
Fragrance
North America	$52.6	$61.2	$(8.6)	(14.1)%	$(8.6)	(14.1)%
International	30.0	33.6	(3.6)	(10.7)%	(1.9)	(5.7)%
Total Net Sales	$570.2	$606.8	$(36.6)	(6.0)%	$(20.2)	(3.3)%

	Six Months Ended June 30,		Change		XFX Change (a)
	2019	2018	$	%	$	%
Revlon
North America	$267.9	$265.1	$2.8	1.1%	$3.6	1.4%
International	230.9	222.3	8.6	3.9%	22.9	10.3%
Elizabeth Arden
North America	$54.4	$55.9	$(1.5)	(2.7)%	$(0.8)	(1.4)%
International	174.4	155.9	18.5	11.9%	26.5	17.0%
Portfolio
North America	$143.1	$176.7	$(33.6)	(19.0)%	$(33.2)	(18.8)%
International	92.8	105.4	(12.6)	(12.0)%	(3.8)	(3.6)%
Fragrances
North America	$99.8	$117.6	$(17.8)	(15.1)%	$(17.7)	(15.1)%
International	60.1	68.6	(8.5)	(12.4)%	(4.7)	(6.9)%
Total Net Sales	$1,123.4	$1,167.5	$(44.1)	(3.8)%	$(7.2)	(0.6)%
(a) XFX excludes the impact of foreign currency fluctuations.

Revlon Segment

Second quarter results:

North America

In North America, Revlon segment net sales in the second quarter of 2019 decreased by $14.2 million, or 9.5%, to $134.7 million, compared to $148.9 million in the second quarter of 2018. Excluding the $0.4 million unfavorable FX impact, Revlon segment net sales in North America in the second quarter of 2019 decreased by $13.8 million, or 9.3%, compared to the second quarter of 2018. This decrease was primarily due to the Revlon segment's lower net sales of Revlon color cosmetics, Revlon ColorSilk and Revlon-branded beauty tools within the U.S. mass retail channel.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

International

Internationally, Revlon segment net sales in the second quarter of 2019 increased by $7.4 million, or 6.8%, to $116.8 million, compared to $109.4 million in the second quarter of 2018. Excluding the $6.0 million unfavorable FX impact, Revlon segment International net sales in the second quarter of 2019 increased by $13.4 million, or 12.2%, compared to the second quarter of 2018. This increase was driven by the Revlon segment's higher net sales of Revlon color cosmetics and Revlon ColorSilk, primarily within the Company's Latin America and Pacific regions, due mainly to improved service levels at the Oxford, N.C. facility.

Year-to-date results:

North America

In North America, Revlon segment net sales in the first six months of 2019 increased by $2.8 million, or 1.1%, to $267.9 million, compared to $265.1 million in the first six months of 2018. Excluding the $0.8 million unfavorable FX impact, Revlon segment net sales in North America in the first six months of 2019 increased by $3.6 million, or 1.4%, compared to the first six months of 2018. This increase was primarily due to the Revlon segment's higher net sales of Revlon-branded hair care products, partially offset by lower net sales of Revlon color cosmetics within the U.S. mass retail channel.

International

Internationally, Revlon segment net sales in the first six months of 2019 increased by $8.6 million, or 3.9%, to $230.9 million, compared to $222.3 million in the first six months of 2018. Excluding the $14.3 million unfavorable FX impact, Revlon segment International net sales in the first six months of 2019 increased by $22.9 million, or 10.3%, compared to the first six months of 2018. This increase was driven primarily by the Revlon segment's higher net sales of Revlon color cosmetics, primarily within the Company's Pacific and Latin America regions, due mainly to improved service levels at the Oxford, N.C. facility, higher net sales of Revlon-branded hair-care professional products, following new product launches in Europe, and higher net sales of Revlon ColorSilk hair color products.

Elizabeth Arden Segment

Second quarter results:

North America

In North America, Elizabeth Arden segment net sales in the second quarter of 2019 decreased by $0.8 million, or 3.0%, to $26.2 million, compared to $27 million in the second quarter of 2018. Excluding the $0.4 million unfavorable FX impact, Elizabeth Arden segment net sales in North America in the second quarter of 2019 decreased by $0.4 million, or 1.5%, compared to the second quarter of 2018. This decrease was primarily due to the Elizabeth Arden segment's decrease in net sales driven by certain retail store closures, partially offset by the segment's higher net sales of skin care products.

International

Internationally, Elizabeth Arden segment net sales in the second quarter of 2019 increased by $12.1 million, or 15.3%, to $91.2 million, compared to $79.1 million in the second quarter of 2018. Excluding the $4.0 million unfavorable FX impact, Elizabeth Arden segment International net sales in the second quarter of 2019 increased by $16.1 million, or 20.4%, compared to the second quarter of 2018. This increase was driven primarily by the Elizabeth Arden segment's higher net sales of skin care products within the Company's Travel Retail business and Asia region, particularly in China.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Year-to-date results:

North America

In North America, Elizabeth Arden segment net sales in the first six months of 2019 decreased by $1.5 million, or 2.7%, to $54.4 million, compared to $55.9 million in the first six months of 2018. Excluding the $0.7 million unfavorable FX impact, Elizabeth Arden segment net sales in North America in the first six months of 2019 decreased by $0.8 million, or 1.4%, compared to the first six months of 2018. This decrease was driven primarily by the Elizabeth Arden segment's lower net sales resulting from certain retail store closures, partially offset primarily by higher net sales of the segment's Ceramide and Prevage skin care brands.

International

Internationally, Elizabeth Arden segment net sales in the first six months of 2019 increased by $18.5 million, or 11.9%, to $174.4 million, compared to $155.9 million in the first six months of 2018. Excluding the $8.0 million unfavorable FX impact, Elizabeth Arden segment International net sales in the first six months of 2019 increased by $26.5 million, or 17.0%, compared to the first six months of 2018. This increase was driven primarily by higher net sales of the Elizabeth Arden segment's skin care products, including Ceramide and Prevage, primarily within the Company's Travel Retail business and Asia region, particularly in China.

Portfolio Segment

Second quarter results:

North America

In North America, Portfolio segment net sales in the second quarter of 2019 decreased by $21.8 million, or 23.0%, to $73.0 million, compared to $94.8 million in the second quarter of 2018. Excluding the $0.1 million unfavorable FX impact, Portfolio segment net sales in North America in the second quarter of 2019 decreased by $21.7 million, or 22.9%, compared to the second quarter of 2018. This decrease was primarily driven by the Portfolio segment's lower net sales of Almay color cosmetics, due to delayed timing of new inventory shipments to retailers, as well as lower net sales of CND nail products and SinfulColors and Pure Ice color cosmetics.

International

Internationally, Portfolio segment net sales in the second quarter of 2019 decreased by $7.1 million, or 13.4%, to $45.7 million, compared to $52.8 million in the second quarter of 2018. Excluding the $3.8 million unfavorable FX impact, Portfolio segment International net sales decreased by $3.3 million, or 6.3%, in the second quarter of 2019, compared to the second quarter of 2018. This decrease was primarily driven by the Portfolio segment's lower net sales of CND nail care products in the Company's EMEA region, as well as lower net sales of local and regional brands, partially offset by the segment's higher net sales of Mitchum antiperspirant deodorants, primarily in the EMEA region, and higher net sales of Cutex nail care products.
Year-to-date results:
North America

In North America, Portfolio segment net sales in the first six months of 2019 decreased by $33.6 million, or 19.0%, to $143.1 million, as compared to $176.7 million in the first six months of 2018. Excluding the $0.4 million unfavorable FX impact, Portfolio segment net sales in North America in the first six months of 2019 decreased by $33.2 million, or 18.8%, compared to the first six months of 2018. This decrease was driven primarily by the Portfolio segment's lower net sales of CND nail products and Almay, SinfulColors and Pure Ice color cosmetics, lower net sales of Mitchum antiperspirant deodorants, as well as lower net sales of local and regional brands, partially offset by higher net sales of American Crew men's grooming products.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

International

Internationally, Portfolio segment net sales in the first six months of 2019 decreased by $12.6 million, or 12.0%, to $92.8 million, compared to $105.4 million in the first six months of 2018. Excluding the $8.8 million unfavorable FX impact, Portfolio segment International net sales decreased by $3.8 million, or 3.6%, in the first six months of 2019, compared to the first six months of 2018. This decrease was driven primarily by the Portfolio segment's lower net sales of CND nail products and of local and regional brands, partially offset by higher net sales of Mitchum anti-perspirant deodorants, primarily in the EMEA region, and higher net sales of Cutex nail care products.

Fragrances Segment

Second quarter results:

North America

In North America, Fragrances segment net sales in the second quarter of 2019 decreased by $8.6 million, or 14.1%, to $52.6 million, as compared to $61.2 million in the second quarter of 2018. This decrease was primarily driven by the segment's lower net sales in the mass retail channel, as well as certain retail store closures in the prestige channel.

International

Internationally, Fragrances segment net sales in the second quarter of 2019 decreased by $3.6 million, or 10.7%, to $30.0 million, compared to $33.6 million in the second quarter of 2018. Excluding the $1.7 million unfavorable FX impact, Fragrances segment International net sales decreased by $1.9 million, or 5.7%, in the second quarter of 2019, compared to the second quarter of 2018, primarily due to the Fragrances segment's lower net sales of certain licensed fragrance brands in the mass retail channel.
Year-to-date results:
North America

In North America, Fragrances segment net sales in the first six months of 2019 decreased by $17.8 million, or 15.1%, to $99.8 million, as compared to $117.6 million in the first six months of 2018. Excluding the $0.1 million unfavorable FX impact, Fragrances segment net sales in North America in the first six months of 2019 decreased by $17.7 million, or 15.1%, compared to the first six months of 2018. This decrease was primarily driven by the Fragrances segment's lower net sales due to weakness in the mass retail channel, as well as certain retail store closures in the prestige channel.

International

Internationally, Fragrances segment net sales in the first six months of 2019 decreased by $8.5 million, or 12.4%, to $60.1 million, compared to $68.6 million in the first six months of 2018. Excluding the $3.8 million unfavorable FX impact, Fragrances segment International net sales decreased by $4.7 million, or 6.9%, in the first six months of 2019, compared to the first six months of 2018, primarily due to the Fragrances segment's lower net sales of certain licensed fragrance brands primarily in the mass retail channel, partially offset by new product launches.

Gross profit:
The table below shows the Company's gross profit and gross margin for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Gross profit	$326.3	$347.2	$(20.9)	$641.7	$665.3	$(23.6)
Percentage of net sales	57.2%	57.2%	—%	57.1%	57.0%	0.1%

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Second quarter results:

Gross profit decreased by $20.9 million in the second quarter of 2019, as compared to the second quarter of 2018. Unfavorable sales volume decreased gross profit in the second quarter of 2019 by approximately $17 million, compared to the second quarter of 2018, with no impact on gross margin. Gross profit as a percentage of net sales (i.e., gross margin) in the second quarter of 2019 was substantially unchanged compared to the second quarter of 2018. The drivers of the gross margin in the second quarter of 2019, as compared to the second quarter of 2018, primarily included:

•
the impact of additional costs related to the service level disruptions at the Company's Oxford, N.C. manufacturing facility in the second quarter of 2018, which did not occur in the second quarter of 2019 and resulted in an increase to the gross margin of 0.2 percentage points;

with the foregoing offset primarily by:
•unfavorable FX impacts, which reduced gross margin by 0.1 percentage points; and
•the impact of tariffs, which decreased gross margin by approximately 0.1 percentage points.

Year-to-date results:

Gross profit decreased by $23.6 million in the first six months of 2019, as compared to the first six months of 2018. Unfavorable sales volume decreased gross profit in the first six months of 2019 by approximately $9 million, compared to the first six months of 2018, with no impact on gross margin. Gross profit as a percentage of net sales (i.e., gross margin) in the first six months of 2019 increased by 0.1 percentage point, as compared to the first six months of 2018. The drivers of the increase in gross margin in the first six months of 2019, as compared to the first six months of 2018, primarily included:

•
the impact of additional costs related to the service level disruptions at the Company's Oxford, N.C. manufacturing facility in the first six months of 2018, which did not occur in the first six months of 2019 and resulted in an increase to the gross margin of 0.6 percentage points; and

•	cost reductions associated with the Company's cost optimization initiatives, which increased gross margin by approximately 0.2 percentage points;
with the foregoing partially offset primarily by:
•unfavorable FX impacts, which reduced gross margin by 0.5 percentage points; and
•the impact of tariffs, which decreased gross margin by 0.1 percentage points.

SG&A expenses:
The table below shows the Company's SG&A expenses for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
SG&A expenses	$332.5	$374.6	$(42.1)	$665.1	$746.3	$(81.2)

SG&A expenses decreased by $42.1 million in the second quarter of 2019, compared to the second quarter of 2018, primarily driven by:

•
a decrease of approximately $19 million in brand support expenses driven by planned lower activity in the quarter to align marketing initiatives with new product launches, primarily within the Portfolio segment;

•
lower general and administrative expenses of approximately $9 million, driven by lower costs in the second quarter of 2019 primarily associated with the Company's cost optimization initiatives and lower incentive compensation due to timing; and

•	favorable FX impact of approximately $8 million.

SG&A expenses decreased by $81.2 million in the first six months of 2019, compared to the first six months of 2018, primarily driven by:

•
a decrease of approximately $48 million in brand support expenses driven by planned lower activity in the first six months of 2019 to align marketing initiatives with new product launches, primarily within the Portfolio segment and, to a lower

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

extent, the Revlon and Fragrances segments;

•	favorable FX impact of approximately $18 million; and

•
lower general and administrative expenses of approximately $17 million, primarily driven by higher costs in the first six months of 2018 associated with the departure of certain executives, and lower costs in the first six months of 2018 driven by the Company's cost optimization initiatives.

Acquisition and Integration Costs:
The table below shows the Company's acquisition and integration costs for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Acquisition Costs	$—	$—	$—	$—	$0.1	$(0.1)
Integration Costs	—	4.6	(4.6)	0.6	8.5	(7.9)
Total acquisition and integration costs	$—	$4.6	$(4.6)	$0.6	$8.6	$(8.0)

The Company incurred nil and $4.6 million of acquisition and integration costs in the second quarter of 2019 and 2018, respectively. Acquisition and integration costs in 2018 related to the Company's integration of Elizabeth Arden's operations into the Company's business, including professional fees and employee-related costs.
The Company incurred $0.6 million and $8.6 million of acquisition and integration costs in the first six months of 2019 and 2018, respectively, primarily related to the Company's integration of Elizabeth Arden's operations into the Company's business, including professional fees and employee-related costs.

Restructuring charges and other, net:
The table below shows the Company's restructuring charges and other, net for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Restructuring charges and other, net	$3.2	$5.9	$(2.7)	$8.7	$10.0	$(1.3)

2018 Optimization Program
During 2018, the Company announced a new 2018 Optimization Program designed to streamline the Company’s operations, reporting structures and business processes, with the objective of maximizing productivity and improving profitability, cash flows and liquidity. During the second quarter of 2019, the Company recorded $10.5 million of restructuring and related charges under the 2018 Optimization Program consisting of: (i) $3.7 million of severance and other personnel costs; and (ii) $6.8 million of other restructuring-related charges that were recorded within SG&A. During the first six months of 2019, the Company recorded $22.2 million of restructuring and related charges under the 2018 Optimization Program consisting of: (i) $8.8 million of severance and other personnel costs; and (ii) $13.4 million of other restructuring-related charges that were recorded within SG&A. The Company expects to recognize approximately $30 million to $40 million of total pre-tax restructuring and related charges under the 2018 Optimization Program, consisting of employee-related costs, such as severance, pension and other termination costs, as well as other related charges and approximately $10 million of additional capital expenditures. The Company expects that approximately 85% of these restructuring and related charges will be paid in cash, of which approximately $12.5 million were paid through June 30, 2019. Substantially all of the remaining $13 million to $22 million is expected to be paid by the end of 2019, with any residual balance to be paid in 2020. The Company currently projects that the 2018 Optimization Program will result in annualized cost reductions in the range of approximately $125 million to $150 million by the end of 2019.
EA Integration Restructuring Program
The EA Integration Restructuring Program was substantially completed by December 31, 2018 and the Company expects to incur limited further charges under this program, primarily related to its exit from certain leased spaces. During the three and six months ended June 30, 2019, the Company recorded $1.3 million related to restructuring and related actions under the EA Integration Restructuring Program. As of June 30, 2019, the Company had recognized a total of $83.5 million of pre-tax restructuring and related charges consisting of: (i) $73.5 million of employee-related costs, including severance, retention and other contractual

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

termination benefits; (ii) $5.1 million of lease termination costs; and (iii) $4.9 million of other related charges. The Company expects that cash payments will total $80 million to $85 million in connection with the EA Integration Restructuring Charges, of which $68.2 million were paid through June 30, 2019, with substantially all of the remaining balance expected to be paid by the end of 2020.
For further information on EA Integration Restructuring Program, the 2018 Optimization Program and on the Company's other restructuring initiatives, see Note 2, "Restructuring Charges," to the Unaudited Consolidated Financial Statements in this Form 10-Q.
During the three and six months ended 2018, the Company recorded $5.9 million and $10.0 million, respectively, of charges primarily related to the EA Integration Restructuring Program.

Interest expense:
The table below shows the Company's interest expense for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Interest expense	$47.8	$42.8	$5.0	$95.5	$82.7	$12.8
The $5.0 million increase in interest expense in the second quarter of 2019, as compared to the second quarter of 2018, was primarily due to higher average interest rates and higher debt balances resulting from the 2018 Foreign Asset-Based Term Facility entered into during the third quarter of 2018, as well as higher borrowings under the Amended 2016 Revolving Credit Facility.
The $12.8 million increase in interest expense in six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was primarily due to higher average interest rates and higher debt balances resulting from the 2018 Foreign Asset-Based Term Facility entered into during the third quarter of 2018, as well as higher borrowings under the Amended 2016 Revolving Credit Facility.
Please refer to "Financial Condition, Liquidity and Capital Resources - Long-Term Debt Instruments" in Item 2 of this Form 10-Q for further information.

Foreign currency losses (gains), net:
The table below shows the Company's foreign currency losses (gains), net for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Foreign currency losses, net	$1.2	$20.2	$(19.0)	$1.4	$9.6	$(8.2)
The $1.2 million in foreign currency losses, net, during the second quarter of 2019, compared to $20.2 million in foreign currency losses, net, during the second quarter of 2018, was primarily driven by the net favorable impact of the revaluation of certain U.S. Dollar denominated intercompany payables and foreign currency denominated receivables.

The $1.4 million in foreign currency losses, net, during the six months ended June 30, 2019, compared to $9.6 million in foreign currency losses, net, during the six months ended June 30, 2018, was primarily driven by the net favorable impact of the revaluation of certain U.S. Dollar denominated intercompany payables and foreign currency denominated receivables.

Provision for income taxes:
The table below shows the Company's benefit from income taxes for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Benefit from income taxes	$(1.2)	$(2.8)	$1.6	$(1.1)	$(4.4)	$3.3
For the three and six months ended June 30, 2019, the Company used the cut-off method to calculate the interim effective tax rate for all jurisdictions, because the annual rate method would not be reliable due to its sensitivity to minimal changes in forecasted annual pre-tax earnings. For the three and six months ended June 30, 2018, the tax rate at the end of the period was calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

The $1.6 million decrease in the Company's benefit from income taxes for three months ended June 30, 2019, as compared to three months ended June 30, 2018, was primarily due to: (i) the decreased loss from continuing operations before income taxes; (ii) the mix and level of earnings; (iii) valuation allowances recorded in the current quarter; (iv) the limitation on the deductibility of interest; and (v) the U.S. tax on the Company's foreign earnings.
The $3.3 million decrease in the Company's benefit from income taxes for six months ended June 30, 2019, as compared to six months ended June 30, 2018, was primarily due to: (i) the decreased loss from continuing operations before income taxes; (ii) the mix and level of earnings; (iii) valuation allowances recorded in the first six months of 2019; (iv) the limitation on the deductibility of interest; and (v) the U.S. tax on the Company's foreign earnings. For a further discussion, see Note 13, "Income Taxes," to the Unaudited Consolidated Financial Statements in this Form 10-Q, as well as Note 15, "Income Taxes," to the Consolidated Financial Statements in the Company's 2018 Form 10-K and Item 1A. “Risk Factors-Uncertainties in the interpretation and application of the U.S. income tax provisions could have a material impact on the Company's financial condition, results of operations and/or cash flows” in the Company's 2018 Form 10-K.
The Company's effective tax rate for the three months and six months ended June 30, 2019 was lower than the federal statutory rate of 21%, primarily due to the valuation allowance related to the limitation on the deductibility of interest and the U.S. tax on the Company's foreign earnings.
The Company expects that its tax provision and effective tax rate in any individual quarter and year-to-date period will vary and may not be indicative of the Company's tax provision and effective tax rate for the full year.
The Company concluded that, based on its evaluation of objective verifiable evidence, it does not require a valuation allowance on its federal deferred tax assets, other than those associated with the limitation on the deductibility of interest. The Company does have a valuation allowance on deferred tax assets associated with its activity in certain U.S. states and foreign jurisdictions. These conclusions regarding the establishment of valuation allowances on the Company's deferred tax assets as of the six months ended June 30, 2019 are consistent with the Company's conclusions on such matters as of the year ended December 31, 2018. However, if the Company does not generate sufficient taxable income in future periods, its deferred tax assets may not be realizable on a more-likely-than-not basis, which would result in the Company having to establish an additional valuation allowance against its deferred tax assets. The Company will continue to assess all available evidence, both negative and positive, to determine whether such additional valuation allowance is warranted.
For a further discussion, see Note 13, "Income Taxes," to the Unaudited Consolidated Financial Statements in this Form 10-Q, as well as Note 15, "Income Taxes," to the Consolidated Financial Statements in the Company's 2018 Form 10-K and Item 1A. “Risk Factors-Uncertainties in the interpretation and application of the U.S. income tax provisions could have a material impact on the Company's financial condition, results of operations and/or cash flows” in the Company's 2018 Form 10-K.

Results of Operations — Products Corporation

The condensed consolidated statements of income of Products Corporation are essentially identical to the condensed consolidated statements of income of Revlon, Inc. except for the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss - Revlon, Inc.	$(63.7)	$(122.5)	$(138.8)	$(212.8)
Selling, general and administrative expenses - public company's costs	1.5	1.7	3.3	3.3
Provision for income taxes	(0.3)	(0.3)	(0.5)	(0.6)
Net loss - Products Corporation	$(62.5)	$(121.1)	$(136.0)	$(210.1)

Refer to Revlon’s “Management Discussion and Analysis of Financial Condition and Results of Operations” herein.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Financial Condition, Liquidity and Capital Resources
At June 30, 2019, the Company had a liquidity position of $107.5 million, consisting of: (i) $63.0 million of unrestricted cash and cash equivalents; (ii) $22.8 million in available borrowing capacity under Products Corporation's Amended 2016 Revolving Credit Facility (which had $394.9 million drawn at such date); (iii) $30.0 million in available borrowing capacity under the 2019 Senior Line of Credit Facility, which had no borrowings at such date; and less (iv) $8.3 million of outstanding checks. Under the Amended 2016 Revolving Credit Facility, as Products Corporation’s consolidated fixed charge coverage ratio ("FCCR") was greater than 1.0 to 1.0 as of June 30, 2019, all of the $22.8 million of availability under the Amended 2016 Revolving Credit Facility was available as of such date. See also Part II, Item 5, “Other Information,” in this Form 10-Q regarding the Company's new 2019 Term Loan Facility. After giving effect to this financing, the Company had approximately $260 million of available liquidity as of August 6, 2019.

In June 2019, Products Corporation entered into the 2019 Senior Line of Credit Agreement providing Products Corporation with the $30 million 2019 Senior Line of Credit Facility from MacAndrews & Forbes Group, LLC. The 2019 Senior Line of Credit Facility allows Products Corporation to request loans thereunder and to use the proceeds of such loans for working capital and other general corporate purposes until the facility matures on December 31, 2019. Any loans outstanding under the 2019 Senior Line of Credit Facility shall bear interest at an annual rate of 8%, which is payable quarterly in arrears in cash. Products Corporation may, at its option, prepay any borrowings under the 2019 Senior Line of Credit Facility, in whole or in part (together with accrued and unpaid interest), at any time prior to maturity, without premium or penalty.  Products Corporation is required to repay any outstanding loans under the 2019 Senior Line of Credit Facility, together with accrued interest thereon, if for any reason Products Corporation or any of its subsidiaries has available unrestricted cash that Products Corporation determines, in its reasonable judgment, is not required to run their operations in the ordinary course of business, provided that such repayment would not result in material adverse tax consequences. The 2019 Senior Line of Credit Agreement includes customary events of default, including a cross default provision making it an event of default under the 2019 Senior Line of Credit Agreement if there exists and continues an event default under Products Corporation’s existing bank term loan and revolver credit agreements, the 2018 Foreign Asset-Based Term Agreement or the indentures for Products Corporation’s 5.75% Senior Notes or 6.25% Senior Notes. If any such event of default occurs, MacAndrews & Forbes Group, LLC may declare all outstanding loans under the 2019 Senior Line of Credit Facility to be due and payable immediately.

On March 6, 2019, Products Corporation, Revlon and certain of their subsidiaries entered into Amendment No. 2 to the Amended 2016 Revolving Credit Agreement in respect of the Amended 2016 Revolving Credit Facility. Pursuant to the terms of Amendment No. 2, the maturity date applicable to the $41.5 million senior secured first in, last out Tranche B of the Amended 2016 Revolving Credit Facility was extended from April 17, 2019 to April 17, 2020. The Amended 2016 Revolving Credit Agreement provided that the “Liquidity Amount” (defined in the Amended 2016 Revolving Credit Agreement as the sum of each borrowing base less the sum of (x) the aggregate outstanding extensions of credit under the Amended 2016 Revolving Credit Facility, and (y) any availability reserve in effect on such date) may exceed the aggregate commitments under the Amended 2016 Revolving Credit Facility by up to 5%. Amendment No. 2 limits the Liquidity Amount to no more than the aggregate commitments under the Amended 2016 Revolving Credit Facility. Under the Amended 2016 Revolving Credit Agreement, a “Liquidity Event Period” generally occurred if Products Corporation’s Liquidity Amount fell below the greater of $35 million and 10% of the maximum availability under the Amended 2016 Revolving Credit Facility. Amendment No. 2 changes these thresholds to $50 million and 15%, respectively, only for purposes of triggering certain notification obligations of Products Corporation, increased borrowing base reporting frequency and the ability of the administrative agent to apply amounts collected in controlled accounts for the repayment of loans under the Amended 2016 Revolving Credit Facility. After entering into Amendment No. 2, in March 2019 Products Corporation’s availability under the Amended 2016 Revolving Credit Facility was $37.3 million, which was less than the greater of $35 million and 10% of the maximum availability under the Amended 2016 Revolving Credit Facility, which at such date equated to $41.3 million. Accordingly, effective beginning in March 2019 Products Corporation is required to maintain a FCCR of a minimum of 1.0 to 1.0 (which it currently satisfies), the administrative agent may apply amounts collected in controlled accounts for the repayment of loans under the Amended 2016 Revolving Credit Facility, which the administrative agent began applying in March 2019, and Products Corporation is required to provide the administrative agent with weekly borrowing base certificates. Products Corporation will be required to: (i) maintain such 1.0 to 1.0 minimum FCCR until such time that availability under the Amended 2016 Revolving Credit Facility equals or exceeds the greater of $35 million and 10% of the maximum availability under such facility for at least 20 consecutive business days; and (ii) Products Corporation will continue to provide the administrative agent with weekly borrowing base certificates and the administrative agent may continue to apply amounts collected in controlled accounts as set forth above in each case until such time that availability under such facility is equal or exceeds the greater of $50 million and 15% of the maximum availability under such facility for at least 20 consecutive business days. Amendment No. 2 also adjusts, among other things, the “payment conditions” required to make unlimited restricted payments.

The Company’s foreign operations held $59.1 million out of its total $63.0 million in cash and cash equivalents as of June 30, 2019. While the cash held by the Company’s foreign subsidiaries is primarily used to fund their operations, the Company regularly assesses its global cash needs and the available sources of cash to fund these needs, which regularly includes repatriating foreign-held cash to settle historical intercompany loans and other intercompany payables. The Company believes that it continues to have sufficient liquidity to meet its cash needs for at least the next 12 months based upon the cash generated by its operations, cash on hand, availability under the Amended 2016 Revolving Credit Facility, the 2019 Senior Line of Credit Facility and other permitted lines of credit, along with the option to further settle historical intercompany loans and payables with certain foreign subsidiaries. The Company also expects to generate additional liquidity from cost reductions resulting from the implementation of the 2018 Optimization Program, which was initiated during the fourth quarter of 2018, and cost reductions generated from other cost control initiatives. During the first quarter of 2019, as part of continuing to effectively manage its working capital needs, the Company continued to repatriate funds to the U.S. using tax-effective methods, such as through the settlement of historical loans and payables due from certain foreign subsidiaries.

In December 2017, the U.S. government enacted the Tax Act, which made broad and complex changes to the U.S. tax code, including a one-time transition tax on certain non-U.S. earnings, the current U.S. taxation of certain foreign earnings in 2018 and following years and limitations on tax deductions for interest expense in 2018 and following years. The Company was not subject to the one-time transition tax due to its deficit in foreign earnings as of the applicable measurement dates. Additionally, the Company determined that the limitation on interest deductibility did not impact the Company's 2018 federal cash taxes due to its net operating loss position. Further, as a result of the Company’s anticipated net operating loss carryover to 2019, the Company expects that the Tax Act will not have a material impact on the Company's cash taxes or liquidity in 2019. As of December 31, 2018, the Company's accounting for the Tax Act was complete. For a further discussion, see Note 13, "Income Taxes," to the Unaudited Consolidated Financial Statements in this Form 10-Q, as well as Note 15, "Income Taxes," to the Consolidated Financial Statements in the Company's 2018 Form 10-K and Item 1A. “Risk Factors - Uncertainties in the interpretation and application of the U.S. income tax provisions could have a material impact on the Company's financial condition, results of operations and/or cash flows" in the Company's 2018 Form 10-K.

Changes in Cash Flows
As of June 30, 2019, the Company had cash, cash equivalents and restricted cash of $63.2 million, compared with $87.4 million at December 31, 2018. The following table summarizes the Company’s cash flows from operating, investing and financing activities for the periods presented:

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(41.2)	$(190.1)
Net cash used in investing activities	(12.2)	(29.8)
Net cash provided by financing activities	28.6	216.9
Effect of exchange rate changes on cash and cash equivalents	0.5	(2.1)
Net decrease in cash, cash equivalents and restricted cash	(24.3)	(5.1)
Cash, cash equivalents and restricted cash at beginning of period	87.5	87.4
Cash, cash equivalents and restricted cash at end of period	$63.2	$82.3

Operating Activities
Net cash used in operating activities was $41.2 million and $190.1 million for the first six months of 2019 and 2018, respectively. The decrease in cash used in operating activities for the first six months of 2019, compared to the first six months of 2018, was primarily driven by a lower net loss, primarily as a result of the charges incurred in the prior year period related to the effect of the Oxford, N.C. facility disruption, as well as favorable working capital changes compared to the prior year period.

Investing Activities
Net cash used in investing activities was $12.2 million and $29.8 million for the first six months of 2019 and 2018, respectively, which was entirely comprised of capital expenditures. The variance in capital expenditures was affected, among other things, by approximately $8.3 million for Elizabeth Arden integration-related investments in the prior year period.

Financing Activities
Net cash provided by financing activities was $28.6 million and $216.9 million for the first six months of 2019 and 2018, respectively.
Net cash provided by financing activities for the first six months of 2019 primarily included:

•	$59.9 million of borrowings under the Amended 2016 Revolving Credit Facility;
with the foregoing partially offset by:

•	$9.0 million of repayments under the 2016 Term Loan Facility;

•	$18.8 million of decreases in short-term borrowings and overdraft; and

•	$1.4 million of payment of financing costs incurred in connection with the Amendment No. 2 to the Amended 2016 Revolving Credit Facility.
Net cash provided by financing activities for the first six months of 2018 primarily included:

•	$219.7 million of borrowings under the 2016 Revolving Credit Facility; and

•
a $13.2 million net increase in short-term borrowings, primarily driven by $15 million in borrowings under the $50 million 2018 Senior Line of Credit Facility from MacAndrews & Forbes, which matured on December 31, 2018;

with the foregoing partially offset by:

•	$9.0 million of repayments under the 2016 Term Loan Facility.

Long-Term Debt Instruments
See Note 8, "Long Term Debt," for information regarding Products Corporation’s 2016 Term Loan Facility, Amended 2016 Revolving Credit Facility, 2018 Foreign Asset-Based Term Facility, 2019 Senior Line of Credit Facility, 5.75% Senior Notes and 6.25% Senior Notes. For further detail regarding Products Corporation's long-term debt instruments, see Note 10, "Long-Term Debt," to the Consolidated Financial Statements in the Company's 2018 Form 10-K, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources," in the Company's 2018 Form 10-K. See also Part II, Item 5, “Other Information,” in this Form 10-Q regarding the Company's new 2019 Term Loan facility.

Covenants
Products Corporation was in compliance with all applicable covenants under the 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement and the 2019 Senior Line of Credit Facility as of June 30, 2019. As of June 30, 2019, the aggregate principal amounts outstanding and availability under Products Corporation’s various revolving credit facilities were as follows:

	Commitment	Borrowing Base	Aggregate principal amount outstanding at June 30, 2019	Availability at June 30, 2019 (a)
Tranche A of the Amended 2016 Revolving Credit Facility	$400.0	$389.5	$355.9	$22.8
Tranche B of the Amended 2016 Revolving Credit Facility	41.5	39.0	39.0	—
Total Tranche A & B of the Amended 2016 Revolving Credit Facility(a)	$441.5	$428.5	$394.9	$22.8
2019 Senior Line of Credit Facility	$30.0	N/A	$—	$30.0
(a) Availability at June 30, 2019 is based upon the borrowing base then in effect of $428.5 million, less $10.8 million of outstanding undrawn letters of credit and $394.9 million then drawn. As Products Corporation’s consolidated fixed charge coverage ratio was greater than 1.0 to 1.0 as of June 30, 2019, all of the $22.8 million of availability under the Amended 2016 Revolving Credit Facility was available as of such date.

Products Corporation was in compliance with all applicable covenants under its Senior Notes Indentures as of June 30, 2019, with there being $500 million and $450 million in aggregate principal amount outstanding under the 5.75% Senior Notes and 6.25% Senior Notes, respectively, as of June 30, 2019.

Sources and Uses
The Company’s principal sources of funds are expected to be operating revenues, cash on hand and funds that may be available from time to time for borrowing under the Amended 2016 Revolving Credit Facility, the 2019 Senior Line of Credit Facility and other permitted lines of credit. The 2016 Credit Agreements, the Senior Notes Indentures and the 2018 Foreign Asset-Based Term Agreement contain certain provisions that by their terms limit Products Corporation's and its subsidiaries’ ability to, among other things, incur additional debt. See also Part II, Item 5, “Other Information,” in this Form 10-Q regarding the Company's new 2019 Term Loan Facility.
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

The Company’s cash contributions to its pension and post-retirement benefit plans in the first six months of 2019 were $4.5 million.

The Company expects that cash contributions to its pension and post-retirement benefit plans will total approximately $12 million for 2019. The Company’s cash taxes paid in the first six months of 2019 were $0.6 million. The Company expects to pay cash taxes totaling approximately $15 million to $20 million during 2019. For a further discussion, see Note 13, "Income Taxes," to the Unaudited Consolidated Financial Statements in this Form 10-Q, as well as Note 15, "Income Taxes," to the Consolidated Financial Statements in the Company's 2018 Form 10-K and Item 1A. “Risk Factors - Uncertainties in the interpretation and application of the U.S. income tax provisions could have a material impact on the Company's financial condition, results of operations and/or cash flows" in the Company's 2018 Form 10-K.

The Company’s purchases of permanent wall displays and capital expenditures in the first six months of 2019 were $20.1 million and $12.2 million, respectively. The Company expects that purchases of permanent wall displays will total approximately $45 million to $55 million during 2019 and expects that capital expenditures will total approximately $45 million to $55 million during 2019.

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

Continuing to execute the Company’s business initiatives could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands (including, without limitation, through licensing transactions), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining the Company’s approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, including actions related to the 2018 Optimization Program. Any of these actions, the intended purpose of which would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities. Any such activities may be funded with operating revenues, cash on hand, funds that may be available from time to time under the Amended 2016 Revolving Credit Facility, the 2019 Senior Line of Credit Facility, other permitted lines of credit and/or other permitted additional sources of capital, which actions could increase the Company’s total debt.

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

The Company expects that operating revenues, cash on hand and funds that may be available from time-to-time for borrowing under the Amended 2016 Revolving Credit Facility, the 2019 Senior Line of Credit Facility and other permitted lines of credit will be sufficient to enable the Company to pay its operating expenses for 2019, including payments in connection with the purchase of permanent wall displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company’s restructuring programs, such as the EA Integration Restructuring Program and the 2018 Optimization Program, severance not otherwise included in the Company’s restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade. The Company also expects to generate additional liquidity from cost reductions resulting from the implementation of the 2018 Optimization Program. See also Part II, Item 5, “Other Information,” in this Form 10-Q regarding the Company's new 2019 Term Loan Facility.

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

Derivative Financial Instruments
Foreign Currency Forward Exchange Contracts
Products Corporation enters into foreign currency forward exchange and option contracts ("FX Contracts") from time-to-time primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. The FX Contracts in the Company's hedging program matured in December 2018. The Company did not enter into any FX Contracts during six months ended June 30, 2019. The U.S. Dollar notional amounts of the FX Contracts outstanding at each of June 30, 2019 and December 31, 2018 were nil.

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
Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties to the Company's outstanding hedging instruments is limited to the gross fair value of the derivative instruments in asset positions, which totaled nil as of June 30, 2019 and December 31, 2018. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties. Given the current credit standing of the counterparties to the Company's derivative instruments, the Company believes the risk of loss arising from any non-performance by any of the counterparties under these derivative instruments is remote.

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

For a discussion of the Company's critical accounting policies, see the Company's 2018 Form 10-K.

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

REVLON, INC. AND SUBSIDIARIES

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

The Company adopted a plan designed to improve its internal controls to remediate the aforementioned material weakness beginning Q1 2019 and through the date of filing this Form 10-Q has taken certain actions within each of the following areas: (i) implemented enhancements to company-wide risk assessment processes; (ii) enhanced the review and sign-off procedures for IT implementations; (iii) enhanced staff and continued to train staff responsible for internal control over financial reporting; (iv) enhanced the Company’s process and control documentation; (v) implemented new processes and controls relative to the execution and oversight of inventory, accounts receivable, net sales and cost of goods sold; (vi) enhanced and continued to reinforce policies around account reconciliations and manual journal entries; (vii) identified and clearly communicated individual employee responsibilities; and (viii) continued to implement new controls and new reporting tools to ensure the completeness and accuracy of information used in performing manual controls. These actions are ongoing and the Company is also continuing to evaluate additional controls and procedures that may be required to remediate the material weakness.

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

REVLON, INC. AND SUBSIDIARIES

For further information regarding the Company’s material weakness, see Part I, Item 1A. “Risk Factors - Difficulties in implementing the Company’s new ERP system have disrupted the Company's business operations and have caused a material weakness in the Company’s internal control over financial reporting. If the Company is unable to remediate the material weakness in its internal control over financial reporting, it may negatively impact the Company’s ability to prepare its future financial statements in conformity with U.S. GAAP. If the Company experiences ongoing disruptions with such implementation and/or is unable to remediate the material weakness in the future, such events could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows” in the Company's 2018 Form 10-K and Part II, Item 9A. “Controls and Procedures” in the Company's 2018 Form 10-K.

REVLON, INC. AND SUBSIDIARIES

Forward-Looking Statements
This Quarterly Report on Form 10-Q for the period ended June 30, 2019, as well as the Company's other public documents and statements, may contain forward-looking statements that involve risks and uncertainties, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known and unknown factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations, plans and estimates (whether qualitative or quantitative) as to:

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

(iii)
the Company's belief that continuing to execute its business initiatives could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands (including through licensing transactions, if any), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, any of which, the intended purpose would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities, which activities may be funded with operating revenues, cash on hand, funds available under the Amended 2016 Revolving Credit Facility, the 2019 Senior Line of Credit Facility and/or other permitted additional sources of capital, which actions could increase the Company's total debt;

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

(v)
the effect of restructuring activities, restructuring costs and charges, the timing of restructuring payments and the benefits from such activities, including, without limitation: (A) in connection with implementing the EA Integration Restructuring Program: (1) consolidating offices, eliminating certain duplicative activities and streamlining back-office support (which are designed to reduce the Company's SG&A expenses); and (2) recognizing $83.5 million of the EA Integration Restructuring Charges (all of which are expected to be cash payments), consisting of: (x) $73.5 million of employee-related costs, including severance, retention and other contractual termination benefits; (y) $5.1 million of lease termination costs; and (z) $4.9 million of other related charges; (B) the Company's 2018 Optimization Program designed to streamline the Company’s operations, reporting structures and business processes, with the objective of maximizing productivity and improving profitability, cash flows and liquidity, with the major initiatives underlying such program including: (1) optimizing its global supply chain and realizing manufacturing efficiencies and rationalizing its global warehouse network and office locations to drive greater efficiency, lower its cost base and enhance its speed-to-market capabilities for new innovations; (2) enhancing in-market execution and optimizing its commercial and organizational structures to create more efficient global and regional capabilities; and (3) reducing overhead costs and streamlining functions and workflows by leveraging technology and shared services and standardizing and simplifying its business processes, leading to greater agility and faster decision-making; (C) the Company’s expectations regarding the amount and timing of the charges and payments related to the 2018 Optimization Program, including that: (1) it will recognize approximately $30 million to $40 million of total pre-tax restructuring and related charges, consisting of employee-related costs, such as severance, pension and other termination costs, as well as related third party expenses; (2) it will incur approximately $10 million of additional capital expenditures; (3) of the restructuring charges, it recorded pre-tax restructuring charges of $22.2 million in the six months ended June 30, 2019, related to the 2018 Optimization Program, with substantially all of the balance to be recognized in 2019; and (4) approximately 85% of the restructuring charges are to be paid in cash, with approximately $12.5 million paid through June 30, 2019, and substantially all of the remaining $13 million to $22 million is expected to be paid by the end of 2019, with any residual balance to be paid in 2020; (D) the Company’s expectation that the actions to be implemented under the 2018 Optimization Program will be substantially completed by December 31, 2019; and (E) the Company’s projection that the 2018 Optimization Program will result in annualized cost reductions in the range of approximately $125 million to $150 million by the end of 2019;

(vi)
the Company’s expectation that operating revenues, cash on hand and funds that may be available from time to time for borrowing under Products Corporation's Amended 2016 Revolving Credit Facility, the 2019 Senior Line of Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2019, including the cash requirements referred to in item (viii) below, and the Company's belief that (a) after giving effect to Amendment No. 2 to the Amended 2016 Revolving Credit Facility it continues to have sufficient liquidity to meet its cash needs for at least the next 12 months based upon the cash generated by its operations, cash on hand, availability under the Amended 2016 Revolving Credit Facility, the 2019 Senior Line of Credit Facility and other permitted lines of credit, along with the option to further settle intercompany loans and payables with certain foreign subsidiaries, and that such cash resources will be further enhanced as the Company implements its 2018 Optimization Program and cost reductions generated from other cost control initiatives and (b) restrictions and/or taxes on repatriation of foreign earnings will not have a material effect on the Company's liquidity during such period;

(vii)
the Company’s expected principal sources of funds, including operating revenues, cash on hand and funds available for borrowing under Products Corporation's Amended 2016 Revolving Credit Facility, the 2019 Senior Line of Credit Facility and other permitted lines of credit, as well as the availability of funds from the Company taking certain measures, including, among other things, reducing discretionary spending and the Company’s expectation to generate additional liquidity from cost reductions resulting from the implementation of the 2018 Optimization Program and from other cost reduction initiatives;

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
Investors are advised, however, to consult any additional disclosures the Company made or may make in the Company's 2018 Form 10-K and in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC in 2019 and 2018 (which, among other places, can be found on the SEC's website at http://www.sec.gov, as well as on the Company's corporate website at www.revloninc.com). Except as expressly set forth in this Form 10-Q, the information available from time-to-time on such websites shall not be deemed incorporated by reference into this Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. (See also Item 1A. "Risk Factors" in the Company's 2018 Form 10-K for further discussion of risks associated with the Company's business). In addition to factors that may be described in the Company's filings with the SEC, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:

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

(iii)
unanticipated costs or difficulties or delays in completing projects associated with continuing to execute the Company’s business initiatives or lower than expected revenues or the inability to create value through improving the Company's financial performance as a result of such initiatives, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more brands or product lines, launching of new product lines, including higher than expected expenses, including for sales returns, for launching its new products, acquiring businesses or brands (including through licensing transactions, if any), divesting or discontinuing non-core business lines (which may include exiting certain territories or converting the Company's go-to-trade structure in certain countries to other business models), further refining its approach to retail merchandising and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company’s manufacturing, sourcing, supply chain or organizational size and structure (including difficulties or delays in and/or the Company’s inability to optimally implement the EA Integration Restructuring Program and/or the 2018 Optimization Program and/or less than expected benefits from such programs and/or more than expected costs in implementing such programs, which could cause the Company not to realize the projected cost reductions), as well as the unavailability of cash generated by operations, cash on hand and/or funds under the Amended 2016 Revolving Credit Facility, the 2019 Senior Line of Credit Facility and/or from other permitted additional sources of capital to fund such potential activities, as well as the unavailability of funds due to potential mandatory repayment obligations under the 2018 Foreign Asset-Based Term Facility;

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

(v)
difficulties, delays or unanticipated costs or charges or less than expected cost reductions and other benefits resulting from the Company's restructuring activities, such as in connection with the 2018 Optimization Program: (1) difficulties with, delays in or the Company’s inability to successfully complete the actions underlying the 2018 Optimization Program, in whole or in part, which could result in less than expected operating and financial benefits from such actions, such as difficulties with, delays in or the Company’s inability to generate reductions in its cost base and/or overhead costs; (2) higher than anticipated restructuring charges and/or payments and/or changes in the expected timing of such charges and/or payments; (3) delays in completing the actions underlying the 2018 Optimization Program, which could reduce and/or defer the benefits expected to be realized from such activities, such as providing an additional source of liquidity; and/or (4) less than anticipated annualized cost reductions from the 2018 Optimization Program and/or changes in the timing of realizing such cost reductions, such as due to less than anticipated resources to fund such activities and/or more than expected costs to achieve the expected cost reductions;

(vi)
lower than expected operating revenues, cash on hand and/or funds available under the Amended 2016 Revolving Credit Facility, the 2019 Senior Line of Credit Facility and/or other permitted lines of credit or generated from cost reductions related to the 2018 Optimization Program and/or other cost control initiatives; higher than anticipated operating expenses, such as referred to in clause (viii) below; and/or less than anticipated cash generated by the Company's operations or unanticipated restrictions or taxes on repatriation of foreign earnings;

(vii)
the unavailability of funds under Products Corporation's Amended 2016 Revolving Credit Facility, the 2019 Senior Line of Credit Facility and/or other permitted lines of credit; the unavailability of funds under the 2018 Foreign Asset-Based Term Facility, such as due to reductions in the applicable borrowing base that could require certain mandatory prepayments; the unavailability of funds from difficulties, delays in or the Company's inability to take other measures, such as reducing discretionary spending and/or less than expected liquidity from cost reductions resulting from the implementation of the 2018 Optimization Program and from other cost reduction initiatives;

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

REVLON, INC. AND SUBSIDIARIES

Website Availability of Reports, Corporate Governance Information and Other Financial Information
The Company maintains a comprehensive corporate governance program, including Corporate Governance Guidelines for Revlon’s Board of Directors, Revlon’s Board Guidelines for Assessing Director Independence and charters for Revlon’s Audit Committee and Compensation Committee. Revlon maintains a corporate investor relations website, www.revloninc.com, where stockholders and other interested persons may review, without charge, among other things, Revlon's corporate governance materials and certain SEC filings (such as Revlon's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, annual reports, Section 16 reports reflecting certain changes in the stock ownership of Revlon’s directors and Section 16 officers, and certain other documents filed with the SEC), each of which are generally available on the same business day as the filing date with the SEC on the SEC’s website http://www.sec.gov. Products Corporation's SEC filings are also available on the SEC's website http://www.sec.gov. In addition, under the section of the website entitled, "Corporate Governance," Revlon posts printable copies of the latest versions of its Corporate Governance Guidelines, Board Guidelines for Assessing Director Independence and charters for Revlon's Audit Committee and Compensation Committee, as well as the Company's Code of Conduct and Business Ethics, which includes the Company's Code of Ethics for Senior Financial Officers, and the Audit Committee Pre-Approval Policy. From time-to-time, the Company may post on www.revloninc.com certain presentations that may include material information regarding its business, financial condition and/or results of operations. The business and financial materials and any other statement or disclosure on, or made available through, the websites referenced herein shall not be deemed incorporated by reference into this report.

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

Item 1A. Risk Factors

In addition to the other information in this report, investors should consider carefully the risk factors discussed in Part I, Item 1A. "Risk Factors" in the Company's 2018 Form 10-K.

Item 5. Other Information

2019 Term Loan Facility
Principal and Maturity: On August 6, 2019, Products Corporation entered into a senior secured term loan facility among certain affiliated funds, investment vehicles or accounts managed or advised by Ares Management LLC, as lender, in an initial aggregate principal amount of $200 million (the “2019 Term Loan Facility” and such agreement being the “2019 Term Loan Agreement”), and Wilmington Trust, National Association (“Wilmington Trust”), as administrative and collateral agent. Net proceeds from the 2019 Term Loan Facility, which will be used for general corporate purposes, were approximately $187 million, after taking into account approximately $13 million of related fees and expenses. The 2019 Term Loan Facility will mature on the earliest of: (x) the fourth anniversary of the Closing Date; (y) the 180th day prior to the maturity of Products Corporation’s existing 2016 Term Loan Facility, if any loans under the 2016 Term Loan Facility remain outstanding and have not been replaced or refinanced by such date; and (z) the date of any springing maturity of the 2016 Term Loan Facility.
Guarantees and Security: Products Corporation and its restricted subsidiaries under the 2019 Term Loan Facility (collectively, the “Restricted Group”) are subject to the covenants under the 2019 Term Loan Agreement. The 2019 Term Loan Facility is guaranteed by each existing and future direct or indirect wholly-owned domestic restricted subsidiary of Products Corporation (subject to various exceptions), as well as by Revlon, on a limited recourse basis, and Elizabeth Arden (U.K.) Ltd., Revlon Canada Inc. and Elizabeth Arden (Canada) Limited. The obligations of Revlon, Products Corporation and the subsidiary guarantors under the 2019 Term Loan Facility are secured by pledges of the equity of Products Corporation and the equity of the Restricted Group held by Products Corporation and each subsidiary guarantor (subject to customary exceptions, including equity of first-tier foreign subsidiaries in excess of 66% of the voting equity interests of such entity) and by substantially all tangible and intangible personal and real property of Products Corporation and the subsidiary guarantors (subject to customary exclusions). The 2019 Term Loan Facility and the existing 2016 Term Loan Facility share the same guarantors and collateral, except that the 2019 Term Loan Facility is also secured by a first-priority lien on certain intellectual property of the American Crew business (the “Additional Collateral”) and is guaranteed by the entities established to hold such Additional Collateral. Pursuant to a first lien pari passu intercreditor agreement, dated August 6, 2019, among Revlon, Products Corporation, the subsidiary guarantors, Wilmington Trust and Citibank, N.A. (acting as administrative agent and collateral agent for the 2016 Term Loan Facility), the liens on the shared collateral securing the 2019 Term Loan Facility rank pari passu in priority with the liens on the shared collateral securing the 2016 Term Loan Facility.
License Agreement: In connection with the pledge of such Additional Collateral, Products Corporation entered into intercompany arrangements pursuant to which the Additional Collateral was contributed to a newly-formed subsidiary, Beautyge I, which then further contributed the Additional Collateral to its new wholly-owned subsidiary, Beautyge II, LLC. Products Corporation entered into a license and royalty arrangement on arm’s length terms with Beautyge II, LLC to provide for the Company’s continued use of the Additional Collateral during the term of the 2019 Term Loan Facility.
Interest and Fees: Interest accrues on the 2019 Term Loan Facility at a rate per annum of one-month adjusted LIBOR (which has a floor of 0%) plus a margin of 9.50%. Products Corporation is also obligated to pay customary fees and expenses in connection with the 2019 Term Loan Facility.

REVLON, INC. AND SUBSIDIARIES

Affirmative and Negative Covenants: The 2019 Term Loan Agreement contains certain affirmative and negative covenants that, among other things, limit the Restricted Group’s ability to: (i) incur additional debt; (ii) incur liens; (iii) sell, transfer or dispose of assets; (iv) make investments; (v) make dividends and distributions on, or repurchases of, equity; (vi) make prepayments of contractually subordinated or junior lien debt; (vii) enter into certain transactions with their affiliates; (viii) enter into sale-leaseback transactions; (ix) change their lines of business; (x) restrict dividends from their subsidiaries or restrict liens; (xi) change their fiscal year; and (xii) modify the terms of certain debt. The 2019 Term Loan Agreement also contains additional covenants: (i) restricting the activities of the entities established to hold the Additional Collateral; (ii) limiting the incurrence of secured debt by the Restricted Group to an aggregate principal amount of $50 million (excluding the Amended 2016 Revolving Credit Facility and any refinancing of the 5.75% Senior Notes due 2021); (iii) restricting the transfer by the Restricted Group of material intellectual property to non-guarantor restricted subsidiaries or other affiliates; and (iv) limiting investments by Products Corporation and its subsidiary guarantors in any non-guarantor subsidiary to an outstanding amount of $50 million plus $10 million for ordinary course investments consistent with past practice. These negative covenants are subject to various exceptions, including an “available amount basket” based on 50% of Products Corporation’s cumulative consolidated net income from October 1, 2016, subject to Products Corporation’s compliance with a 5.0 to 1.0 ratio of Products Corporation’s net debt to Consolidated EBITDA (as defined in the 2019 Term Loan Agreement), except such compliance is not required when such baskets are used to make investments.
Financial Covenants: The 2019 Term Loan Agreement contains financial covenants. First, Products Corporation cannot permit at any time both (x) the aggregate principal amount of secured and structurally senior debt to exceed $2.5 billion and (y) the ratio of Products Corporation's net secured and structurally senior debt to Consolidated EBITDA to be greater than 5.0 to 1.0, subject to a one-time equity cure right. Second, Products Corporation’s Consolidated EBITDA cannot be less than $250 million for any test period ending on or after March 31, 2021.
Prepayments: The 2019 Term Loan Facility is subject to mandatory prepayments from: (i) the net proceeds from the issuance by Products Corporation or any of its restricted subsidiaries of certain additional debt; (ii) commencing with the excess cash flow calculation with respect to fiscal year ending December 31, 2020, 50% of excess cash flow, with step-downs to 25% and 0% upon achievement of certain first lien leverage ratios and reduced by voluntary prepayments of the 2019 Term Loan Facility, the 2016 Term Loan Facility and revolving loans under the Amended 2016 Revolving Credit Facility (to the extent commitments thereunder are permanently reduced); and (iii) asset sale proceeds of certain non-ordinary course asset sales or other dispositions of property that have not been reinvested to the extent in excess of certain minimum amounts (subject to an aggregate reinvestment cap of $50.0 million). Products Corporation may voluntarily prepay the 2019 Term Loan Facility at any time. All voluntary prepayments, certain mandatory prepayments and repayments upon acceleration after an event of default of the 2019 Term Loan Facility must be accompanied by a fee (the “Applicable Premium”) in an amount equal to: (i) prior to January 1, 2021, a make-whole amount with respect to interest payments through December 31, 2020 plus 10% of the aggregate principal amount prepaid, repaid or required to be repaid; (ii) on and after January 1, 2021, but prior to January 1, 2022, 10% of the aggregate principal amount prepaid, repaid or required to be repaid; (iii) on and after January 1, 2022, but prior to January 1, 2023, 7.5% of the aggregate principal amount prepaid, repaid or required to be repaid; or (iv) thereafter, 5% of the aggregate principal amount prepaid, repaid or required to be repaid. A 5% exit fee is also payable upon the final scheduled maturity of the 2019 Term Loan Facility or if the loans thereunder are accelerated upon an event of default. The 2019 Term Loan Agreement also contains certain customary representations, warranties and events of default.

REVLON, INC. AND SUBSIDIARIES

Item 6. Exhibits

4.1
Senior Unsecured Line of Credit Agreement, dated as of June 27, 2019, between Products Corporation, as borrower, and MacAndrews & Forbes Group, LLC, as lender (incorporated by reference to Exhibit 10.1 to Products Corporation’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.2
Term Loan Agreement, dated as of August 6, 2019, by and among Revlon Consumer Products Corporation, Revlon, Inc. (solely for the purposes set forth therein), certain lenders party thereto and Wilmington Trust, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 4.2 to Revlon, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019, filed with the SEC on August 8, 2019 (the “Revlon Q2 2019 Form 10-Q”)).

4.3
Term Loan Guarantee and Collateral Agreement, dated as of August 6, 2019, made by each of the signatories thereto in favor of Wilmington Trust, National Association, as collateral agent, for the benefit of the Secured Parties under the Term Loan Agreement (incorporated by reference to Exhibit 4.3 to Revlon's Q2 2019 Form 10-Q).

4.4
Holdings Term Loan Guarantee and Pledge Agreement, dated as of August 6, 2019, made by Revlon, Inc. in favor of Wilmington Trust, National Association, as collateral agent, for the benefit of the Secured Parties under the Term Loan Agreement (incorporated by reference to Exhibit 4.4 to Revlon's Q2 2019 Form 10-Q).

4.5
First Lien Pari Passu Intercreditor Agreement, dated as of August 6, 2019, between Revlon, Inc., Revlon Consumer Products Corporation, certain subsidiaries of Revlon Consumer Products Corporation party thereto from time to time, Wilmington Trust, National Association, as administrative agent and collateral agent, and Citibank, N.A. (incorporated by reference to Exhibit 4.5 to Revlon's Q2 2019 Form 10-Q).

4.6
Brandco Guarantee and Security Agreement, dated as of August 6, 2019, made by each of the signatories thereto in favor of Wilmington Trust, National Association, as administrative agent, for the benefit of the Secured Parties under the Term Loan Agreement (incorporated by reference to Exhibit 4.6 to Revlon's Q2 2019 Form 10-Q).

4.7
Intellectual Property License Agreement, dated as of August 6, 2019, made between Beautyge II, LLC, Revlon Consumer Products Corporation and other signatories thereto (incorporated by reference to Exhibit 4.7 to Revlon's Q2 2019 Form 10-Q).

*31.1	Certification of Debra Perelman, Chief Executive Officer, dated August 8, 2019, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Victoria Dolan, Chief Financial Officer, dated August 8, 2019, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
**32.1	Certification of Debra Perelman, Chief Executive Officer, dated August 8, 2019, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Victoria Dolan, Chief Financial Officer, dated August 8, 2019, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*Filed herewith.
**Furnished herewith.

S I G N A T U R E S
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2019

Revlon, Inc.
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