Form 10-Q
period 2019-09-30
REVLON CONSUMER PRODUCTS CORP
filed 2019-11-08
CIK 890547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Number of shares of common stock outstanding as of September 30, 2019:

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

REVLON, INC. AND SUBSIDIARIES
REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements of Revlon, Inc. and Subsidiaries

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60.7	$87.3
Trade receivables, less allowance for doubtful accounts of $12.4 and $15.6 as of September 30, 2019 and December 31, 2018, respectively	454.9	431.3
Inventories	522.0	523.2
Prepaid expenses and other assets	155.9	152.0
Total current assets	1,193.5	1,193.8
Property, plant and equipment, net of accumulated depreciation of $474.9 and $425.2 as of September 30, 2019 and December 31, 2018, respectively	413.7	354.5
Deferred income taxes	159.3	131.8
Goodwill	673.4	673.9
Intangible assets, net of accumulated amortization of $217.7 and $187.3 as of September 30, 2019 and December 31, 2018, respectively	496.7	532.0
Other assets	122.9	130.8
Total assets	$3,059.5	$3,016.8

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Short-term borrowings	$5.1	$9.3
Current portion of long-term debt	363.5	348.1
Accounts payable	322.3	332.1
Accrued expenses and other current liabilities	368.3	430.9
Total current liabilities	1,059.2	1,120.4
Long-term debt	2,906.6	2,727.7
Long-term pension and other post-retirement plan liabilities	162.0	169.0
Other long-term liabilities	159.2	56.5
Stockholders’ deficiency:
Class A Common Stock, par value $0.01 per share: 900,000,000 shares authorized; 56,800,236 and 55,556,466 shares issued as of September 30, 2019 and December 31, 2018, respectively	0.5	0.5
Additional paid-in capital	1,071.5	1,063.8
Treasury stock, at cost: 1,624,719 and 1,533,320 shares of Class A Common Stock as of September 30, 2019 and December 31, 2018, respectively	(33.5)	(31.9)
Accumulated deficit	(2,038.5)	(1,855.0)
Accumulated other comprehensive loss	(227.5)	(234.2)
Total stockholders’ deficiency	(1,227.5)	(1,056.8)
Total liabilities and stockholders’ deficiency	$3,059.5	$3,016.8

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net sales	$596.8	$655.4	$1,720.2	$1,822.9
Cost of sales	269.0	305.0	750.7	807.2
Gross profit	327.8	350.4	969.5	1,015.7
Selling, general and administrative expenses	308.1	340.8	973.2	1,087.1
Acquisition and integration costs	0.1	3.4	0.7	12.0
Restructuring charges and other, net	2.9	3.9	11.6	13.9
Loss on disposal of minority investment	—	—	—	20.1
Operating income (loss)	16.7	2.3	(16.0)	(117.4)
Other expenses:
Interest expense	50.2	46.4	145.7	129.1
Amortization of debt issuance costs	3.7	3.8	10.4	9.1
Foreign currency losses, net	7.6	1.1	9.0	10.7
Miscellaneous, net	1.7	0.4	7.6	0.6
Other expenses	63.2	51.7	172.7	149.5
Loss from continuing operations before income taxes	(46.5)	(49.4)	(188.7)	(266.9)
Benefit from income taxes	(2.1)	(38.7)	(3.2)	(43.1)
Loss from continuing operations, net of taxes	(44.4)	(10.7)	(185.5)	(223.8)
(Loss) income from discontinued operations, net of taxes	(0.3)	(0.4)	2.0	(0.1)
Net loss	$(44.7)	$(11.1)	$(183.5)	$(223.9)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1.8)	(4.9)	(0.5)	(12.3)
Amortization of pension related costs, net of tax(a)(b)	2.3	2.3	7.2	6.5
Reclassification into earnings of accumulated losses from the de-designated 2013 Interest Rate Swap, net of tax(c)	—	—	—	0.7
Other comprehensive income (loss), net	0.5	(2.6)	6.7	(5.1)
Total comprehensive loss	$(44.2)	$(13.7)	$(176.8)	$(229.0)

Basic (loss) earnings per common share:
Continuing operations	$(0.84)	$(0.20)	$(3.50)	$(4.24)
Discontinued operations	—	(0.01)	0.04	—
Net loss	$(0.84)	$(0.21)	$(3.46)	$(4.24)

Diluted (loss) earnings per common share:
Continuing operations	$(0.84)	$(0.20)	$(3.50)	$(4.24)
Discontinued operations	—	(0.01)	0.04	—
Net loss	$(0.84)	$(0.21)	$(3.46)	$(4.24)

Weighted average number of common shares outstanding:
Basic	53,129,004	52,834,879	53,057,154	52,777,883
Diluted	53,129,004	52,834,879	53,057,154	52,777,883

(a)
Net of tax expense of $0.3 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively, and net of tax expense of $0.9 million and $0.8 million for the nine months ended September 30, 2019 and 2018, respectively.

(b)
This amount is included in the computation of net periodic benefit costs (income). See Note 11, "Pension and Post-Retirement Benefits," for additional information regarding net periodic benefit costs (income).

(c) Net of tax benefit of nil for the three months ended September 30, 2018 and $0.5 million for the nine months ended September 30, 2018.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(dollars in millions, except share and per share amounts)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency

Balance, January 1, 2019	$0.5	$1,063.8	$(31.9)	$(1,855.0)	$(234.2)	$(1,056.8)
Treasury stock acquired, at cost (a)	—	—	(1.6)	—	—	(1.6)
Stock-based compensation amortization	—	0.4	—	—	—	0.4
Net loss	—	—	—	(75.1)	—	(75.1)
Other comprehensive income, net (b)	—	—	—	—	0.9	0.9
Balance, March 31, 2019	0.5	1,064.2	(33.5)	(1,930.1)	(233.3)	(1,132.2)
Treasury stock acquired, at cost (a)	—	—	—	—	—	—
Stock-based compensation amortization	—	3.4	—	—	—	3.4
Net loss	—	—	—	(63.7)	—	(63.7)
Other comprehensive income, net (b)	—	—	—	—	5.3	5.3
Balance, June 30, 2019	0.5	1,067.6	(33.5)	(1,993.8)	(228.0)	(1,187.2)
Treasury stock acquired, at cost (a)	—	—	—	—	—	—
Stock-based compensation amortization	—	3.9	—	—	—	3.9
Net loss	—	—	—	(44.7)	—	(44.7)
Other comprehensive income, net (b)	—	—	—	—	0.5	0.5
Balance, September 30, 2019	$0.5	$1,071.5	$(33.5)	$(2,038.5)	$(227.5)	$(1,227.5)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency

Balance, January 1, 2018	$0.5	$1,040.0	$(21.7)	$(1,560.8)	$(228.4)	$(770.4)
Treasury stock acquired, at cost (a)	—	—	(2.9)	—	—	(2.9)
Stock-based compensation amortization	—	7.7	—	—	—	7.7
Net loss	—	—	—	(90.3)	—	(90.3)
Other comprehensive income, net (b)	—	—	—	—	0.2	0.2
Balance, March 31, 2018	0.5	1,047.7	(24.6)	(1,651.1)	(228.2)	(855.7)
Treasury stock acquired, at cost (a)	—	—	(0.6)	—	—	(0.6)
Stock-based compensation amortization	—	0.8	—	—	—	0.8
Net loss	—	—	—	(122.5)	—	(122.5)
Other comprehensive loss, net (b)	—	—	—	—	(2.7)	(2.7)
Balance, June 30, 2018	0.5	1,048.5	(25.2)	(1,773.6)	(230.9)	(980.7)
Treasury stock acquired, at cost (a)	—	—	(0.1)	—	—	(0.1)
Stock-based compensation amortization	—	6.3	—	—	—	6.3
Net loss	—	—	—	(11.1)	—	(11.1)
Other comprehensive loss, net (b)	—	—	—	—	(2.6)	(2.6)
Balance, September 30, 2018	$0.5	$1,054.8	$(25.3)	$(1,784.7)	$(233.5)	$(988.2)

(a)
Pursuant to the share withholding provisions of the Fourth Amended and Restated Revlon, Inc. Stock Plan (as amended, the "Stock Plan"), the Company withheld an aggregate of nil and 5,493 shares of Revlon Class A Common Stock during the three months ended September 30, 2019 and 2018, respectively, and 85,607 and 167,297 shares of Revlon Class A Common Stock during the nine months ended September 30, 2019 and 2018, respectively, to satisfy certain minimum statutory tax withholding requirements related to the vesting of restricted shares and restricted stock units for certain senior executives and employees. These withheld shares were recorded as treasury stock using the cost method, at a weighted-average price per share of nil and $15.60 during the three months ended September 30, 2019 and 2018, respectively, and $18.86 and $21.42 during the nine months ended September 30, 2019 and 2018, respectively, based on the closing price of Revlon Class A Common Stock as reported on the New York Stock Exchange (the "NYSE") consolidated tape on each respective vesting date, for a total of nil and $0.1 million during the three months ended September 30, 2019 and 2018, respectively, and $1.6 million and $3.6 million during the nine months ended September 30, 2019 and 2018, respectively.

(b)
See Note 14, "Accumulated Other Comprehensive Loss," regarding the changes in the accumulated balances for each component of other comprehensive loss during the three and nine months ended September 30, 2019 and 2018, respectively.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(183.5)	$(223.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	124.6	119.4
Foreign currency losses from re-measurement	9.0	10.7
Amortization of debt discount	1.2	0.9
Stock-based compensation amortization	7.7	14.8
Benefit from deferred income taxes	(19.0)	(61.5)
Amortization of debt issuance costs	10.4	9.1
Non-cash loss on disposal of minority investment	—	18.6
Loss on sale of certain assets	0.2	0.6
Pension and other post-retirement cost	6.3	2.0
Change in assets and liabilities:
Increase in trade receivables	(30.5)	(7.0)
Increase in inventories	(4.9)	(100.3)
Increase in prepaid expenses and other current assets	(5.5)	(60.5)
Increase in accounts payable	9.1	39.3
Decrease in accrued expenses and other current liabilities	(81.0)	(1.6)
Pension and other post-retirement plan contributions	(7.8)	(6.1)
Purchases of permanent displays	(28.4)	(57.0)
Other, net	25.3	5.8
Net cash used in operating activities	(166.8)	(296.7)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20.0)	(41.6)
Net cash used in investing activities	(20.0)	(41.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(22.4)	2.3
Net borrowings under the Amended 2016 Revolving Credit Facility	13.4	251.3
Net borrowings under the 2019 Term Loan Facility	200.0	—
Net borrowings under the 2018 Foreign Asset-Based Term Loan	—	89.4
Repayments under the 2016 Term Loan Facility	(13.5)	(13.5)
Payment of financing costs	(13.4)	(9.4)
Tax withholdings related to net share settlements of restricted stock units and awards	(1.6)	(3.6)
Other financing activities	(0.9)	0.1
Net cash provided by financing activities	161.6	316.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.4)	(3.2)
Net decrease in cash, cash equivalents and restricted cash	(26.6)	(24.9)
Cash, cash equivalents and restricted cash at beginning of period (a)	87.5	87.4
Cash, cash equivalents and restricted cash at end of period (a)	$60.9	$62.5
Supplemental schedule of cash flow information:(b)
Cash paid during the period for:
Interest	$157.9	$131.4
Income taxes, net of refunds	6.9	11.7

(a) These amounts include restricted cash of $0.2 million and $0.7 million as of September 30, 2019 and 2018, respectively, and $0.2 million and $0.3 million as of December 31, 2018 and 2017, respectively, which represent cash on deposit in lieu of a mandatory prepayment under the 2018 Foreign Asset-Based Term Facility, and cash on deposit to support outstanding undrawn letters of credit, which were included within other assets in the Company's consolidated balance sheets.
(b) See Note 5, "Leases," for supplemental disclosure of non-cash financing and investing activities in relation to the lease liabilities arising from obtaining right-of-use assets following the implementation of ASC Topic 842, Leases.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60.7	$87.3
Trade receivables, less allowance for doubtful accounts of $12.4 and $15.6 as of September 30, 2019 and December 31, 2018, respectively	454.9	431.3
Inventories	522.0	523.2
Prepaid expenses and other assets	151.9	148.0
Receivable from Revlon, Inc.	158.3	151.7
Total current assets	1,347.8	1,341.5
Property, plant and equipment, net of accumulated depreciation of $474.9 and $425.2 as of September 30, 2019 and December 31, 2018, respectively	413.7	354.5
Deferred income taxes	141.2	114.8
Goodwill	673.4	673.9
Intangible assets, net of accumulated amortization of $217.7 and $187.3 as of September 30, 2019 and December 31, 2018, respectively	496.7	532.0
Other assets	122.9	130.8
Total assets	$3,195.7	$3,147.5

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current liabilities:
Short-term borrowings	$5.1	$9.3
Current portion of long-term debt	363.5	348.1
Accounts payable	322.3	332.1
Accrued expenses and other current liabilities	371.6	434.7
Total current liabilities	1,062.5	1,124.2
Long-term debt	2,906.6	2,727.7
Long-term pension and other post-retirement plan liabilities	162.0	169.0
Other long-term liabilities	162.6	59.7
Stockholder's deficiency:
Products Corporation Preferred stock, par value $1.00 per share; 1,000 shares authorized; 546 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	54.6	54.6
Products Corporation Common Stock, par value $1.00 per share; 10,000 shares authorized; 5,260 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	996.0	988.4
Accumulated deficit	(1,921.1)	(1,741.9)
Accumulated other comprehensive loss	(227.5)	(234.2)
Total stockholder's deficiency	(1,098.0)	(933.1)
Total liabilities and stockholder's deficiency	$3,195.7	$3,147.5

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net sales	$596.8	$655.4	$1,720.2	$1,822.9
Cost of sales	269.0	305.0	750.7	807.2
Gross profit	327.8	350.4	969.5	1,015.7
Selling, general and administrative expenses	306.3	339.1	968.1	1,082.1
Acquisition and integration costs	0.1	3.4	0.7	12.0
Restructuring charges and other, net	2.9	3.9	11.6	13.9
Loss on disposal of minority investment	—	—	—	20.1
Operating income (loss)	18.5	4.0	(10.9)	(112.4)
Other expenses:
Interest expense	50.2	46.4	145.7	129.1
Amortization of debt issuance costs	3.7	3.8	10.4	9.1
Foreign currency losses, net	7.6	1.1	9.0	10.7
Miscellaneous, net	1.7	0.4	7.6	0.6
Other expenses	63.2	51.7	172.7	149.5
Loss from continuing operations before income taxes	(44.7)	(47.7)	(183.6)	(261.9)
Provision (benefit) from income taxes	(1.8)	(38.2)	(2.4)	(42.0)
Loss from continuing operations, net of taxes	(42.9)	(9.5)	(181.2)	(219.9)
(Loss) income from discontinued operations, net of taxes	(0.3)	(0.4)	2.0	(0.1)
Net loss	$(43.2)	$(9.9)	$(179.2)	$(220.0)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1.8)	(4.9)	(0.5)	(12.3)
Amortization of pension related costs, net of tax(a)(b)	2.3	2.3	7.2	6.5
Reclassification into earnings of accumulated losses from the de-designated 2013 Interest Rate Swap, net of tax(c)	—	—	—	0.7
Other comprehensive income (loss), net	0.5	(2.6)	6.7	(5.1)
Total comprehensive loss	$(42.7)	$(12.5)	$(172.5)	$(225.1)

(a)
Net of tax expense of $0.3 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively, and net of tax expense of $0.9 million and $0.8 million for the nine months ended September 30, 2019 and 2018, respectively.

(b)
This amount is included in the computation of net periodic benefit costs (income). See Note 11, "Pension and Post-Retirement Benefits," for additional information regarding net periodic benefit costs (income).

(c) Net of tax benefit of nil for the three months ended September 30, 2018 and $0.5 million for the nine months ended September 30, 2018.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY
(dollars in millions)

	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Deficiency

Balance, January 1, 2019	$54.6	$988.4	$(1,741.9)	$(234.2)	$(933.1)
Stock-based compensation amortization	—	0.4	—	—	0.4
Net loss	—	—	(73.5)	—	(73.5)
Other comprehensive income, net (a)	—	—	—	0.9	0.9
Balance, March 31, 2019	54.6	988.8	(1,815.4)	(233.3)	(1,005.3)
Stock-based compensation amortization	—	3.4	—	—	3.4
Net loss	—	—	(62.5)	—	(62.5)
Other comprehensive income, net (a)	—	—	—	5.3	5.3
Balance, June 30, 2019	54.6	992.2	(1,877.9)	(228.0)	(1,059.1)
Stock-based compensation amortization	—	3.8	—	—	3.8
Net loss	—	—	(43.2)	—	(43.2)
Other comprehensive income, net (a)	—	—	—	0.5	0.5
Balance, September 30, 2019	$54.6	$996.0	$(1,921.1)	$(227.5)	$(1,098.0)

	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Deficiency

Balance, January 1, 2018	$54.6	$971.2	$(1,452.8)	$(228.4)	$(655.4)
Stock-based compensation amortization	—	7.7	—	—	7.7
Net loss	—	—	(89.0)	—	(89.0)
Other comprehensive income, net (a)	—	—	—	0.2	0.2
Balance, March 31, 2018	54.6	978.9	(1,541.8)	(228.2)	(736.5)
Stock-based compensation amortization	—	0.8	—	—	0.8
Net loss	—	—	(121.1)	—	(121.1)
Other comprehensive loss, net (a)	—	—	—	(2.7)	(2.7)
Balance, June 30, 2018	54.6	979.7	(1,662.9)	(230.9)	(859.5)
Stock-based compensation amortization	—	6.3	—	—	6.3
Net loss	—	—	(9.9)	—	(9.9)
Other comprehensive loss, net (a)	—	—	—	(2.6)	(2.6)
Balance, September 30, 2018	$54.6	$986.0	$(1,672.8)	$(233.5)	$(865.7)

(a)
See Note 14, "Accumulated Other Comprehensive Loss," regarding the changes in the accumulated balances for each component of other comprehensive loss during the three and nine months ended September 30, 2019 and 2018, respectively.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(179.2)	$(220.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	124.6	119.4
Foreign currency losses from re-measurement	9.0	10.7
Amortization of debt discount	1.2	0.9
Stock-based compensation amortization	7.7	14.8
Benefit from deferred income taxes	(17.8)	(60.3)
Amortization of debt issuance costs	10.4	9.1
Non-cash loss on disposal of minority investment	—	18.6
Loss on sale of certain assets	0.2	0.6
Pension and other post-retirement cost	6.3	2.0
Change in assets and liabilities:
Increase in trade receivables	(30.5)	(7.0)
Increase in inventories	(4.9)	(100.3)
Increase in prepaid expenses and other current assets	(12.2)	(69.0)
Increase in accounts payable	9.1	39.3
(Decrease) increase in accrued expenses and other current liabilities	(79.8)	1.8
Pension and other post-retirement plan contributions	(7.8)	(6.1)
Purchases of permanent displays	(28.4)	(57.0)
Other, net	25.3	5.8
Net cash used in operating activities	(166.8)	(296.7)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20.0)	(41.6)
Net cash used in investing activities	(20.0)	(41.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(22.4)	2.3
Net borrowings under the Amended 2016 Revolving Credit Facility	13.4	251.3
Net borrowings under the 2019 Term Loan Facility	200.0	—
Net borrowings under the 2018 Foreign Asset-Based Term Loan	—	89.4
Repayments under the 2016 Term Loan Facility	(13.5)	(13.5)
Payment of financing costs	(13.4)	(9.4)
Tax withholdings related to net share settlements of restricted stock units and awards	(1.6)	(3.6)
Other financing activities	(0.9)	0.1
Net cash provided by financing activities	161.6	316.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.4)	(3.2)
Net decrease in cash, cash equivalents and restricted cash	(26.6)	(24.9)
Cash, cash equivalents and restricted cash at beginning of period (a)	87.5	87.4
Cash, cash equivalents and restricted cash at end of period (a)	$60.9	$62.5
Supplemental schedule of cash flow information:(b)
Cash paid during the period for:
Interest	$157.9	$131.4
Income taxes, net of refunds	6.9	11.7

(a) These amounts include restricted cash of $0.2 million and $0.7 million as of September 30, 2019 and 2018, respectively, and $0.2 million and $0.3 million as of December 31, 2018 and 2017, respectively, which represent cash on deposit in lieu of a mandatory prepayment under the 2018 Foreign Asset-Based Term Facility, and cash on deposit to support outstanding undrawn letters of credit, which were included within other assets in the Company's consolidated balance sheets.
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

Recently Evaluated and/or Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02" or "ASC 842"), which requires lessees to recognize a right-of-use asset and a related lease liability on the balance sheet for all leases, with the exception of short-term leases. The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to certain adjustments, such as initial direct costs. Leases will continue to be classified as either operating or finance leases in the income statement. This guidance is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The Company adopted ASU No. 2016-02 beginning as of January 1, 2019, using a modified retrospective approach and applying the standard’s transition provisions at the effective date of January 1, 2019. In addition, the Company elected to apply the package of practical expedients identified under ASC 842. See Note 5, "Leases," for additional disclosures provided as a result of this ASU.

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

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-15, "Internal Use Software (Subtopic 350-40) - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract," which requires a customer in a cloud computing hosting arrangement that is a service contract to follow the existing guidance in ASC 350-40 on internal-use software to determine which implementation costs are to be deferred and recognized as an asset and which costs are to be expensed as incurred. The new guidance: (i) specifies the financial statement presentation of capitalized implementation costs and the related amortization; (ii) will require entities to disclose the nature of hosting arrangements that are service contracts and the amount of implementation costs capitalized, amortized and impaired in each reporting period; and (iii) provides disclosures about significant judgments made when applying the guidance. Implementation costs that are recognized as an asset under the new guidance would be expensed over the term of the hosting arrangement. The term of the hosting arrangement would be the non-cancellable period of the arrangement and certain periods covered by options to renew the arrangement. The Company currently presents the capitalized cost of acquired software as a component of property, plant and equipment in its consolidated financial statements. This guidance is effective for annual periods beginning after December 15, 2019, with early adoption permitted, and may be applied either retrospectively or prospectively to all implementation costs incurred after adoption. The Company will adopt ASU No. 2018-15 prospectively, beginning as of January 1, 2020, and expects that this new guidance will not have a material impact on the Company’s results of operations, financial condition and/or financial statement disclosures.

In August 2018, the FASB issued ASU No. 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans.” This new guidance removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and requires certain additional disclosures. This guidance is effective for annual periods beginning after December 15, 2020, with early adoption permitted. The Company will adopt this guidance (on a retrospective basis for certain new additional disclosures), beginning as of January 1, 2021. While the Company is currently assessing the impact of this new pronouncement, the new guidance, which only affects disclosure items, is not expected to have a material impact on the Company’s results of operations, financial condition and/or financial statement disclosures.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which was subsequently amended in November 2018 through ASU No. 2018-19, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses." ASU No. 2016-13 will require entities to estimate lifetime expected credit losses for trade and other receivables, net investments in leases, financing receivables, debt securities and other instruments, which will result in earlier recognition of credit losses. Further, the new credit loss model will affect how entities in all industries estimate their allowance for losses for receivables that are current with respect to their payment terms. ASU No. 2018-19 further clarifies that receivables arising from operating leases are not within the scope of Subtopic 326. Instead, impairment from receivables of operating leases should be accounted for in accordance with Topic 842, Leases. In October 2019, after considering comments received, the FASB affirmed a proposal to defer the effective date of ASU No. 2016-13 for certain companies. Consequently, the FASB is expected to issue a final ASU in November 2019, which will result in the new guidance on credit losses for smaller reporting companies ("SRC") to be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This guidance will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., a modified-retrospective approach). Under the above-mentioned deferral, the Company expects to adopt ASU No. 2016-03, and the related ASU No. 2018-19 amendments, beginning as of January 1, 2023 and is in the process of assessing the impact, if any, that this new guidance is expected to have on the Company’s results of operations, financial condition and/or financial statement disclosures.

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

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

A summary of the 2018 Optimization Restructuring Charges incurred through September 30, 2019 is presented in the following table:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Other Costs	Total Restructuring Charges	Inventory Adjustments(a)	Other Related Charges(b)	Total Restructuring and Related Charges
Charges incurred through December 31, 2018	$4.5	$—	$4.5	$—	$1.2	$5.7
Charges incurred during the nine months ended September 30, 2019	12.0	0.5	12.5	4.2	11.4	28.1
Cumulative charges incurred through September 30, 2019	$16.5	$0.5	$17.0	$4.2	$12.6	$33.8
(a) Inventory adjustments are recorded within cost of sales in the Company’s Consolidated Statement of Operations and Comprehensive Loss.
(b) Other related charges are recorded within SG&A in the Company’s Consolidated Statement of Operations and Comprehensive Loss.

A summary of the 2018 Optimization Restructuring Charges incurred through September 30, 2019 by reportable segment is presented in the following table:

	Charges incurred during the nine months ended September 30, 2019	Cumulative charges incurred through September 30, 2019
Revlon	$5.7	$7.6
Elizabeth Arden	2.5	3.4
Portfolio	2.3	3.3
Fragrances	2.0	2.7
Total	$12.5	$17.0

The Company expects that approximately 85% of these restructuring and related charges will be paid in cash, of which approximately $15.8 million were paid through September 30, 2019. Substantially all of the remaining balance is expected to be paid by the end of 2019, with any residual amount to be paid in 2020.

EA Integration Restructuring Program

In December 2016, in connection with integrating the Elizabeth Arden and Revlon organizations, the Company began the process of implementing certain integration activities, including consolidating offices, eliminating certain duplicative activities and streamlining back-office support (the "EA Integration Restructuring Program"). The EA Integration Restructuring Program was designed to reduce the Company’s cost of goods sold and SG&A expenses. The EA Integration Restructuring Program was substantially completed by December 31, 2018 and the Company expects to incur limited further charges under this program, primarily related to its exit from certain leased spaces. In connection with implementing the EA Integration Restructuring Program, the Company recognized $82.6 million of total pre-tax restructuring charges (the "EA Integration Restructuring Charges"), consisting of: (i) $72.6 million of employee-related costs, including severance, retention and other contractual termination benefits; (ii) $5.1 million of lease termination costs; and (iii) $4.9 million of other related charges. The Company expects that cash payments will total $80 million to $85 million in connection with the EA Integration Restructuring Charges, of which $72.0 million were paid through September 30, 2019. The remaining balance is expected to be substantially paid by the end of 2020.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

A summary of the EA Integration Restructuring Charges incurred through September 30, 2019 is presented in the following table:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits(a)	Lease Termination and Other Costs(b)	Total Restructuring Charges	Inventory Adjustments(c)	Other Related Charges(d)	Total Restructuring and Related Charges
Charges incurred through December 31, 2018	$72.2	$5.1	$77.3	$1.9	$3.0	$82.2
Charges incurred during the nine months ended September 30, 2019	0.4	—	0.4	—	—	0.4
Cumulative charges incurred through September 30, 2019	$72.6	$5.1	$77.7	$1.9	$3.0	$82.6
(a) Includes reversal of previously accrued restructuring charges during the three months ended September 30, 2019.
(b) Lease termination liabilities related to certain exited office space were adjusted following the implementation of ASC 842. See Note 5, "Leases," for additional information.
(c) Inventory adjustments are recorded within cost of sales in the Company’s Consolidated Statement of Operations and Comprehensive Loss.
(d) Other related charges are recorded within SG&A in the Company’s Consolidated Statement of Operations and Comprehensive Loss.
A summary of the EA Integration Restructuring Charges incurred through September 30, 2019 by reportable segment is presented in the following table:

	Charges incurred during the nine months ended September 30, 2019	Cumulative charges incurred through September 30, 2019
Revlon	$—	$32.9
Elizabeth Arden	0.4	13.7
Portfolio	—	13.1
Fragrances	—	18.0
Total	$0.4	$77.7

Restructuring Reserve

The liability balance and related activity for each of the Company's restructuring programs are presented in the following table:

				Utilized, Net
	Liability Balance at January 1, 2019	Expense, Net	Foreign Currency Translation	Cash	Non-cash	Liability Balance at September 30, 2019
2018 Optimization Program:(a)
Employee severance and other personnel benefits	$3.7	$12.0	$—	$(6.8)	$—	$8.9
Other	1.2	16.1	—	(8.2)	—	9.1
Total 2018 Optimization Program	4.9	28.1	—	(15.0)	—	18.0

EA Integration Restructuring Program:
Employee severance and other personnel benefits	13.8	0.4	(0.4)	(7.7)	—	6.1
Other(b)	4.2	—	—	(0.4)	(3.5)	0.3
Total EA Integration Restructuring Program	18.0	0.4	(0.4)	(8.1)	(3.5)	6.4

Other individually immaterial actions:(c)
Employee severance and other personnel benefits	4.6	(1.4)	—	(1.8)	(1.1)	0.3
Other	0.8	0.3	—	(0.4)		0.7
Total other individually immaterial actions	5.4	(1.1)	—	(2.2)	(1.1)	1.0
Total restructuring reserve	$28.3	$27.4	$(0.4)	$(25.3)	$(4.6)	$25.4

(a) $15.6 million relates to other restructuring-related charges that were reflected within SG&A and cost of sales in the Company’s September 30, 2019 Consolidated Statement of Operations and Comprehensive Loss.

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

As of September 30, 2019 and 2018, all of the restructuring reserve balances were included within accrued expenses and other current liabilities in the Company's Consolidated Balance Sheets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$—	$—	$—	$—
(Loss) income from discontinued operations, before taxes	(0.3)	(0.4)	2.0	(0.1)
Provision for income taxes	—	—	—	—
(Loss) income from discontinued operations, net of taxes	(0.3)	(0.4)	2.0	(0.1)

As of September 30, 2019 and December 31, 2018, assets and liabilities of the China discontinued operations included in the Consolidated Balance Sheets consisted of the following:

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$1.0	$1.1
Trade receivables, net	—	0.2
Total current assets	1.0	1.3
Total assets	$1.0	$1.3

Accounts payable	$—	$0.5
Accrued expenses and other	1.2	3.3
Total current liabilities	1.2	3.8
Total liabilities	$1.2	$3.8

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

4. INVENTORIES

As of September 30, 2019 and December 31, 2018, the Company's inventory balances consisted of the following:

	September 30,	December 31,
	2019	2018
Raw materials and supplies	$130.0	$143.5
Work-in-process	8.8	5.6
Finished goods	383.2	374.1
	$522.0	$523.2

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
The following table includes disclosure related to the new ASC 842 lease standard, after application of the aforementioned practical expedients and short-term lease considerations:

Nine Months Ended
September 30, 2019
Lease Cost:
Finance Lease Cost:
Amortization of ROU assets	$0.2
Interest on lease liabilities	0.1
Operating Lease Cost	31.4
Total Lease Cost	31.7

Other Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	0.1
Operating cash flows from operating leases	30.6
Financing cash flows from finance leases	0.7

ROU assets for finance leases	$1.2
ROU assets for operating leases	93.9
Amortization on ROU assets for finance leases	0.2
Amortization on ROU assets for operating leases	16.7

Weighted-average remaining lease term - finance leases	3.2 years
Weighted-average remaining lease term - operating leases	6.3 years

Weighted-average discount rate - finance leases	16.0%
Weighted-average discount rate - operating leases	15.8%

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Maturities of lease liabilities as of September 30, 2019 were as follows:

	Operating Leases	Finance Leases
October 2019 through December 2019	$9.3	$0.2
2020	33.1	0.6
2021	29.6	0.5
2022	23.1	0.3
2023	18.9	—
Thereafter	60.3	—
Total undiscounted cash flows	$174.3	$1.6

Present value:
Short-term lease liability	$13.9	$0.7
Long-term lease liability	92.3	0.5
Total lease liability	$106.2	$1.2
Difference between undiscounted cash flows and discounted cash flows	$68.1	$0.4

6. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following table presents the changes in goodwill by segment during the nine months ended September 30, 2019:

	Revlon	Portfolio	Elizabeth Arden	Fragrances	Total
Balance at January 1, 2019	$265.0	$171.2	$116.9	$120.8	$673.9
Foreign currency translation adjustment	(0.3)	(0.2)	—	—	(0.5)
Balance at September 30, 2019	$264.7	$171.0	$116.9	$120.8	$673.4

Cumulative goodwill impairment charges(a)					$(55.2)
(a) Amount refers to cumulative goodwill impairment charges related to impairments recognized in 2015, 2017 and 2018; no impairment charges were recognized during the nine months ended September 30, 2019.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Intangible Assets, Net

The following tables present details of the Company's total intangible assets as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and licenses	$271.1	$(106.6)	$164.5	13
Customer relationships	247.6	(93.0)	154.6	12
Patents and internally-developed intellectual property	21.1	(11.5)	9.6	5
Distribution rights	31.0	(5.3)	25.7	15
Other	1.3	(1.3)	—	0
Total finite-lived intangible assets	$572.1	$(217.7)	$354.4

Indefinite-lived intangible assets:
Trade names	$142.3	N/A	$142.3
Total indefinite-lived intangible assets	$142.3	N/A	$142.3

Total intangible assets	$714.4	$(217.7)	$496.7

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and licenses	$272.3	$(94.3)	$178.0	13
Customer relationships	248.6	(77.9)	170.7	12
Patents and internally-developed intellectual property	20.9	(10.1)	10.8	6
Distribution rights	31.0	(4.0)	27.0	16
Other	1.3	(1.0)	0.3	1
Total finite-lived intangible assets	$574.1	$(187.3)	$386.8

Indefinite-lived intangible assets:
Trade names	$145.2	N/A	$145.2
Total indefinite-lived intangible assets	$145.2	N/A	$145.2

Total intangible assets	$719.3	$(187.3)	$532.0

Amortization expense for finite-lived intangible assets was $8.3 million and $10.1 million for the three months ended September 30, 2019 and 2018, respectively, and $31.9 million and $30.3 million for the nine months ended September 30, 2019 and 2018, respectively. Amortization during the first three months of 2019 was affected by the accelerated amortization of the Pure Ice intangible assets as a result of the revision of the brand’s intangible assets useful lives following the termination of a business relationship with its principal customer in 2018.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following table reflects the estimated future amortization expense for each period presented, a portion of which is subject to exchange rate fluctuations, for the Company's finite-lived intangible assets as of September 30, 2019:

Estimated Amortization Expense
2019	$8.7
2020	34.1
2021	33.2
2022	32.3
2023	30.7
Thereafter	215.4
Total	$354.4

7. ACCRUED EXPENSES AND OTHER

As of September 30, 2019 and December 31, 2018, the Company's accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2019	2018
Sales returns and allowances	$87.9	$97.7
Advertising and promotional costs	76.8	76.2
Compensation and related benefits	32.7	55.9
Taxes (a)	24.4	30.9
Restructuring reserve	15.2	26.4
Interest	20.2	33.8
Other (b)	111.1	110.0
Total	$368.3	$430.9
(a) Accrued Taxes for Products Corporation as of September 30, 2019 and December 31, 2018 were $27.8 million and $34.6 million, respectively.
(b) Accrued Other for Products Corporation as of September 30, 2019 and December 31, 2018 were $111.0 million and $110.1 million, respectively.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

8. LONG-TERM DEBT

As of September 30, 2019 and December 31, 2018, the Company's debt balances consisted of the following:

	September 30,	December 31,
	2019	2018
2019 Term Loan Facility due 2023, net of discounts and debt issuance costs (a)	188.4	$—
2018 Foreign Asset-Based Term Facility due 2021, net of discounts and debt issuance costs (b)	79.5	82.7
Amended 2016 Revolving Credit Facility due 2021, net of debt issuance costs (c)	345.4	330.0
2016 Term Loan Facility: 2016 Term Loan due 2023, net of discounts and debt issuance costs (d)	1,716.3	1,724.6
5.75% Senior Notes due 2021, net of debt issuance costs (e)	497.7	496.6
6.25% Senior Notes due 2024, net of debt issuance costs (f)	442.4	441.4
Spanish Government Loan due 2025	0.4	0.5
	$3,270.1	$3,075.8
Less current portion(*)	(363.5)	(348.1)
	$2,906.6	$2,727.7

Short-term borrowings (g)	$5.1	$9.3
(*) At September 30, 2019, the Company classified $363.5 million as its current portion of long-term debt, comprised primarily of $345.4 million of net borrowings under the Amended 2016 Revolving Credit Facility, net of debt issuance costs, and $18 million of amortization payments on the 2016 Term Loan Facility scheduled to be paid over the next four calendar quarters. At December 31, 2018, the Company classified $348.1 million as its current portion of long-term debt, comprised primarily of $330 million of net borrowings under the Amended 2016 Revolving Credit Facility, net of debt issuance costs, and $18 million of amortization payments on the 2016 Term Loan Facility.
(a) See "Current Year Debt Transactions" below in this Note 8 for additional details regarding the 2019 Term Loan Facility.
(b) See Note 10, "Long-Term Debt," to the Consolidated Financial Statements in the Company's 2018 Form 10-K for certain details regarding the euro-denominated senior secured asset-based term loan facility in an aggregate principal amount of €77 million that various foreign subsidiaries of Products Corporation entered into in July 2018 (the “2018 Foreign Asset-Based Term Facility”).
(c) See Note 10, "Long-Term Debt," to the Consolidated Financial Statements in the Company's Form 10-K for certain details regarding Products Corporation's Amended 2016 Revolving Credit Facility. In April 2018, Products Corporation amended the Amended 2016 Revolving Credit Facility Agreement, as detailed below, to, among other things, add a new $41.5 million senior secured first in, last out "Tranche B," while the original $400 million tranche under such facility became a senior secured last in, first out "Tranche A." Tranche A matures on the earlier of: (x) September 7, 2021; and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes, if, on that date (and solely for so long as), (i) any of Products Corporation’s 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of the then outstanding 5.75% Senior Notes by at least $200 million. Tranche B matures on April 17, 2020. Total borrowings at face amount under Tranche A and Tranche B under the Amended 2016 Revolving Credit Facility at September 30, 2019 were $307.5 million (excluding $11.3 million of outstanding undrawn letters of credit) and $40.9 million, respectively (the 2016 Term Loan Facility and the Amended 2016 Revolving Credit Facility are collectively referred to as the "2016 Senior Credit Facilities" and the applicable agreements being the “2016 Credit Agreements”).
(d) See Note 10, "Long-Term Debt," to the Consolidated Financial Statements in the Company's 2018 Form 10-K for certain details regarding Products Corporation's 2016 Term Loan that matures on the earlier of: (x) September 7, 2023; and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes due 2021 if, on that date (and solely for so long as), (i) any of Products Corporation's 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of the then outstanding 5.75% Senior Notes by at least $200 million. The aggregate principal amount outstanding under the 2016 Term Loan Facility at September 30, 2019 was $1,746 million.
(e) See Note 10, "Long-Term Debt," to the Consolidated Financial Statements in the Company's 2018 Form 10-K for certain details regarding Products Corporation's 5.75% Senior Notes that mature on February 15, 2021. The aggregate principal amount outstanding under the 5.75% Senior Notes at September 30, 2019 was $500 million.
(f) See Note 10, "Long-Term Debt," to the Consolidated Financial Statements in the Company's 2018 Form 10-K for certain details regarding Products Corporation's 6.25% Senior Notes that mature on August 1, 2024. The aggregate principal amount outstanding under the 6.25% Senior Notes at September 30, 2019 was $450 million.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

(g) There were no borrowings at September 30, 2019 under the 2019 Senior Line of Credit Facility between Products Corporation and MacAndrews & Forbes Group, LLC, a related party, discussed below.

Current Year Debt Transactions

2019 Term Loan Facility
Principal and Maturity: On August 6, 2019, Products Corporation entered into a senior secured term loan facility among certain affiliated funds, investment vehicles or accounts managed or advised by Ares Management LLC, as lender, in an initial aggregate principal amount of $200 million (the “2019 Term Loan Facility” and such agreement being the “2019 Term Loan Agreement”), and Wilmington Trust, National Association (“Wilmington Trust”), as administrative and collateral agent. Net proceeds from the 2019 Term Loan Facility, which will be used for general corporate purposes, were approximately $188 million, after taking into account approximately $12 million of related fees and expenses. The 2019 Term Loan Facility will mature on the earliest of: (x) the fourth anniversary of the Closing Date; (y) the 180th day prior to the maturity of Products Corporation’s existing 2016 Term Loan Facility, if any loans under the 2016 Term Loan Facility remain outstanding and have not been replaced or refinanced by such date; and (z) the date of any springing maturity of the 2016 Term Loan Facility (i.e., the 91st day prior to the maturity of the 5.75% Senior Notes due February 15, 2021 if any 5.75% Senior Notes remain outstanding by such date).
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
Prepayments: The 2019 Term Loan Facility is subject to mandatory prepayments from: (i) the net proceeds from the issuance by Products Corporation or any of its restricted subsidiaries of certain additional debt; (ii) commencing with the excess cash flow calculation with respect to fiscal year ending December 31, 2020, 50% of excess cash flow, with step-downs to 25% and 0% upon achievement of certain first lien leverage ratios and reduced by voluntary prepayments of the 2019 Term Loan Facility, the 2016 Term Loan Facility and revolving loans under the Amended 2016 Revolving Credit Facility (to the extent commitments thereunder are permanently reduced); and (iii) asset sale proceeds of certain non-ordinary course asset sales or other dispositions of property that have not been reinvested to the extent in excess of certain minimum amounts (subject to an aggregate reinvestment cap of $50 million). Products Corporation may voluntarily prepay the 2019 Term Loan Facility at any time. All voluntary prepayments, certain mandatory prepayments and repayments upon acceleration after an event of default of the 2019 Term Loan Facility must be accompanied by a fee (the “Applicable Premium”) in an amount equal to: (i) prior to January 1, 2021, a make-whole amount with respect to interest payments through December 31, 2020 plus 10% of the aggregate principal amount prepaid, repaid or required to be repaid; (ii) on and after January 1, 2021, but prior to January 1, 2022, 10% of the aggregate principal amount prepaid, repaid or required to be repaid; (iii) on and after January 1, 2022, but prior to January 1, 2023, 7.5% of the aggregate principal amount prepaid, repaid or required to be repaid; or (iv) thereafter, 5% of the aggregate principal amount prepaid, repaid or required to be repaid. A 5% exit fee is also payable upon the final scheduled maturity of the 2019 Term Loan Facility or if the loans thereunder are accelerated upon an event of default. The 2019 Term Loan Agreement also contains certain customary representations, warranties and events of default.

Events of Default: The 2019 Term Loan Agreement includes customary events of default, including a cross default provision making it an event of default under the 2019 Term Loan Agreement if there is an event of default under Products Corporation’s existing 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement, the Amended 2019 Senior Line of Credit Agreement or the indentures for Products Corporation’s 5.75% Senior Notes or 6.25% Senior Notes. In addition, the lenders under the 2019 Term Loan Agreement may declare all outstanding loans under the 2019 Term Loan Agreement to be due and payable immediately upon an event of default. Under such circumstances, the lenders under the 2016 Credit Agreements, the Amended 2019 Senior Line of Credit Agreement and the 2018 Foreign Asset-Based Term Agreement may also declare all outstanding loans under such facilities to be due and payable immediately as a result of similar cross default provisions, and upon non-payment of any accelerated principal amount, the trustees or noteholders for the 5.75% Senior Notes and 6.25% Senior Notes may declare all outstanding notes to be due and payable immediately as a result of similar cross-acceleration provisions, subject to certain exceptions and limitations described in the relevant instruments.

Fees and expenses incurred in connection with consummating the 2019 Term Loan Agreement of approximately $12 million were capitalized and are being amortized to interest expense over the term of the 2019 Term Loan Agreement using the effective interest method. The aggregate principal amount outstanding under the 2019 Term Loan Facility Agreement at September 30, 2019 was $200 million.

2019 Senior Line of Credit Agreement

In June 2019, Products Corporation entered into a 2019 Senior Unsecured Line of Credit Agreement (the "2019 Senior Line of Credit Agreement") providing Products Corporation with a $30 million senior unsecured line of credit (the "2019 Senior Line of Credit Facility") from MacAndrews & Forbes Group, LLC, a subsidiary of Revlon’s majority stockholder. The 2019 Senior Line of Credit Facility allows Products Corporation to request loans thereunder and to use the proceeds of such loans for working capital and other general corporate purposes until the facility matures on December 31, 2019. See Note 20, “Subsequent Events,” regarding the extension of the maturity of the 2019 Senior Line of Credit Agreement to December 31, 2020. As of September 30, 2019, there were no borrowings outstanding under this facility.

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
The 2019 Senior Line of Credit Agreement includes customary events of default, including a cross default provision making it an event of default under the 2019 Senior Line of Credit Agreement if there exists and continues an event default under Products Corporation’s existing bank term loan and revolver credit agreements, the 2018 Foreign Asset-Based Term Agreement or the indentures for Products Corporation’s 5.75% Senior Notes or 6.25% Senior Notes. If any such event of default occurs, MacAndrews & Forbes Group, LLC may declare all outstanding loans under the 2019 Senior Line of Credit Facility to be due and payable immediately. For the three and nine months ended September 30, 2019, there were no borrowings or repayments under this facility.

March 2019 Amendment to 2016 Revolving Credit Facility

On March 6, 2019, Products Corporation, Revlon and certain of their subsidiaries entered into Amendment No. 2 (“Amendment No. 2”) to the 2016 Revolving Credit Agreement (as amended by Amendment No. 2, the “Amended 2016 Revolving Credit Agreement”) in respect of the 2016 Revolving Credit Facility (as in effect after Amendment No. 2, the “Amended 2016 Revolving Credit Facility”). Pursuant to the terms of Amendment No. 2, the maturity date applicable to the $41.5 million senior secured first in, last out Tranche B of the Amended 2016 Revolving Credit Facility was extended from April 17, 2019 to April 17, 2020. Prior to Amendment No. 2, the Amended 2016 Revolving Credit Agreement provided that the “Liquidity Amount” (defined in the Amended 2016 Revolving Credit Agreement as the sum of each borrowing base less the sum of (x) the aggregate outstanding extensions of credit under the Amended 2016 Revolving Credit Facility, and (y) any availability reserve in effect on such date) may exceed the aggregate commitments under the Amended 2016 Revolving Credit Facility by up to 5%. Amendment No. 2 limited the Liquidity Amount to no more than the aggregate commitments under the Amended 2016 Revolving Credit Facility. Prior to Amendment No. 2, under the Amended 2016 Revolving Credit Agreement, a “Liquidity Event Period” generally occurs if Products Corporation’s Liquidity Amount fell below the greater of $35 million and 10% of the maximum availability under the Amended 2016 Revolving Credit Facility. Amendment No. 2 changed these thresholds to $50 million and 15%, respectively, only for purposes of triggering certain notification obligations of Products Corporation, increased borrowing base reporting frequency and the ability of the administrative agent to apply amounts collected in controlled accounts for the repayment of loans under the Amended 2016 Revolving Credit Facility. After entering into Amendment No. 2, in March 2019 Products Corporation’s availability under the Amended 2016 Revolving Credit Facility was $37.3 million, which was less than the greater of $35 million and 10% of the maximum availability under the Amended 2016 Revolving Credit Facility, which at such date equated to $41.3 million. Accordingly, effective beginning in March 2019 Products Corporation is required to maintain a consolidated fixed charge coverage ratio ("FCCR") of a minimum of 1.0 to 1.0 (which it currently satisfies), the administrative agent may apply amounts collected in controlled accounts for the repayment of loans under the Amended 2016 Revolving Credit Facility, which the administrative agent began applying in March 2019, and Products Corporation is required to provide the administrative agent with weekly borrowing base certificates. Products Corporation will be required to: (i) maintain such 1.0 to 1.0 minimum FCCR until such time that availability under the Amended 2016 Revolving Credit Facility equals or exceeds the greater of $35 million and 10% of the maximum availability under such facility for at least 20 consecutive business days; and (ii) Products Corporation will continue to provide the administrative agent with weekly borrowing base certificates and the administrative agent may continue to apply amounts collected in controlled accounts as set forth above until such time that availability under such facility equals or exceeds the greater of $50 million and 15% of the maximum availability under such facility for at least 20 consecutive business days. Amendment No. 2 also adjusts, among other things, the “payment conditions” required to make unlimited restricted payments.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Covenants

Products Corporation was in compliance with all applicable covenants under the 2016 Credit Agreements, the 2019 Term Loan Agreement, the 2018 Foreign Asset-Based Term Agreement and the 2019 Senior Line of Credit Agreement as of September 30, 2019. At September 30, 2019, the aggregate principal amounts outstanding and availability under Products Corporation’s various revolving credit facilities were as follows:

	Commitment	Borrowing Base	Aggregate principal amount outstanding at September 30, 2019	Availability at September 30, 2019 (a)
Tranche A of the Amended 2016 Revolving Credit Facility	$400.0	$400.0	$307.5	$81.2
Tranche B of the Amended 2016 Revolving Credit Facility	41.5	40.9	40.9	—
Total Tranche A & B of the Amended 2016 Revolving Credit Facility(a)	$441.5	$440.9	$348.4	$81.2
2019 Senior Line of Credit Facility	$30.0	N/A	$—	$30.0
(a) Availability as of September 30, 2019 is based upon the borrowing base then in effect of $440.9 million, less $11.3 million of outstanding undrawn letters of credit and $348.4 million then drawn. As Products Corporation’s consolidated fixed charge coverage ratio was greater than 1.0 to 1.0 as of September 30, 2019, all of the $81.2 million of availability under the Amended 2016 Revolving Credit Facility was available as of such date.

The Company’s foreign subsidiaries held $57.3 million out of the Company's total $60.7 million in cash and cash equivalents as of September 30, 2019. While the cash held by the Company’s foreign subsidiaries is primarily used to fund their operations, the Company regularly assesses its global cash needs and the available sources of cash to fund these needs, which regularly includes repatriating foreign-held cash to settle historical intercompany loans and other intercompany payables. The Company believes that it has and will have sufficient liquidity to meet its cash needs for at least the next 12 months based upon the cash generated by its operations, cash on hand, availability under the Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility and other permissible borrowings, along with the option to further settle historical intercompany loans and payables with certain foreign subsidiaries. The Company also expects to generate additional liquidity from cost reductions resulting from the implementation of the 2018 Optimization Program, which was initiated during the fourth quarter of 2018, and cost reductions generated from other cost control initiatives.

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
As of September 30, 2019 and December 31, 2018, the Company did not have any financial assets and liabilities that were required to be measured at fair value.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

As of September 30, 2019, the fair value and carrying value of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	September 30, 2019
	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion(a)	$—	$2,633.7	$—	$2,633.7	$3,270.1

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
10. FINANCIAL INSTRUMENTS

Letters of Credit

Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $11.3 million and $10.1 million (including amounts available under credit agreements in effect at that time) were maintained as of both September 30, 2019 and December 31, 2018, respectively. Included in these amounts are approximately $8.2 million and $7.3 million in standby letters of credit that support Products Corporation’s self-insurance programs, in each case as outstanding as of September 30, 2019 and December 31, 2018, respectively. The estimated liability under such programs is accrued by Products Corporation.

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

Foreign Currency Forward Exchange Contracts

The FX Contracts may, from time to time, be entered into primarily to hedge the anticipated net cash flows resulting from inventory purchases and intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. The Company did not enter into any FX Contracts during the nine months ended September 30, 2019. The U.S. Dollar notional amounts of the FX Contracts outstanding at each of September 30, 2019 and December 31, 2018 were nil.

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
Credit Risk

Exposure to credit risk in the event of nonperformance by any of the counterparties to the Company's derivative instruments is limited to the gross fair value of these derivative instruments in asset positions, which was nil at each of September 30, 2019 and December 31, 2018. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties.

Quantitative Information – Derivative Financial Instruments

As of September 30, 2019 and December 31, 2018, the Company did not have any derivative financial instruments.

The effects of the Company's derivative financial instruments on its Unaudited Consolidated Statements of Operations and Comprehensive Loss were as follows for the periods presented:

Derivative Instruments	Statement of Operations Classification	Amount of Gain (Loss) Recognized in Net (Loss) Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Derivative financial instruments:
2013 Interest Rate Swap	Interest Expense	$—	$—	$—	$(1.2)
FX Contracts	Foreign currency gain, net	—	—	—	0.2
2013 Interest Rate Swap	Miscellaneous, net	—	—	—	0.2

	Amount of Gain Recognized in Other Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Derivatives previously designated as hedging instruments:
2013 Interest Rate Swap, net of tax (a)	$—	$—	$—	$0.7
(a) Net of tax benefits of nil and $0.5 million for the three and nine months ended September 30, 2018, respectively.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

11. PENSION AND POST-RETIREMENT BENEFITS

Net Periodic Benefit Cost
The components of net periodic benefit costs for the Company's pension and the other post-retirement benefit plans for the three months ended September 30, 2019 and 2018, respectively, were as follows:

	Pension Plans		Other Post-Retirement Benefit Plans
	Three Months Ended September 30,
	2019	2018	2019	2018
Net periodic benefit costs:
Service cost	$0.4	$0.5	$—	$—
Interest cost	5.1	4.6	0.1	0.1
Expected return on plan assets	(6.0)	(6.9)	—	—
Amortization of actuarial loss	2.5	2.4	0.1	0.1
Curtailment gain	—	—	—	—
Total net periodic benefit costs prior to allocation	$2.0	$0.6	$0.2	$0.2
Portion allocated to Revlon Holdings	—	—	—	—
Total net periodic benefit costs	$2.0	$0.6	$0.2	$0.2
In the three months ended September 30, 2019, the Company recognized net periodic benefit cost of $2.2 million, compared to net periodic benefit cost of $0.8 million in the three months ended September 30, 2018, primarily due to lower expected return on plan assets and higher interest cost.

The components of net periodic benefit costs for the Company's pension and the other post-retirement benefit plans for the nine months ended September 30, 2019 and 2018, respectively, were as follows:

	Pension Plans		Other Post-Retirement Benefit Plans
	Nine Months Ended September 30,
	2019	2018	2019	2018
Net periodic benefit costs:
Service cost	$1.4	$1.5	$—	$—
Interest cost	15.0	13.9	0.3	0.3
Expected return on plan assets	(18.0)	(20.8)	—	—
Amortization of actuarial loss	7.5	6.9	0.2	0.3
Total net periodic benefit costs prior to allocation	$5.9	$1.5	$0.5	$0.6
Portion allocated to Revlon Holdings	(0.1)	(0.1)	—	—
Total net periodic benefit costs	$5.8	$1.4	$0.5	$0.6
In the nine months ended September 30, 2019, the Company recognized net periodic benefit cost of $6.3 million, compared to net periodic benefit cost of $2.0 million in the nine months ended September 30, 2018, primarily due to lower expected return on plan assets and higher interest cost.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Net periodic benefit costs are reflected in the Company's Unaudited Consolidated Financial Statements as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net periodic benefit costs:
Selling, general and administrative expense	$0.5	$0.5	$1.4	$1.5
Miscellaneous, net	1.7	0.3	4.9	0.5
Total net periodic benefit costs	$2.2	$0.8	$6.3	$2.0

The Company expects that it will have net periodic benefit cost of approximately $8.3 million for its pension and other post-retirement benefit plans for all of 2019, compared with net periodic benefit cost of $2.6 million in 2018.
Contributions:
The Company’s intent is to fund at least the minimum contributions required to meet applicable federal employee benefit laws and local laws, or to directly pay benefit payments where appropriate. During the third quarter of 2019, $3.2 million and $0.2 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During the nine months ended of 2019, $7.3 million and $0.5 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During 2019, the Company expects to contribute approximately $12 million in the aggregate to its pension and other post-retirement benefit plans.

Relevant aspects of the qualified defined benefit pension plans, non-qualified pension plans and other post-retirement benefit plans sponsored by Products Corporation are disclosed in Note 13, "Pension and Post-Retirement Benefits," to the Consolidated Financial Statements in the Company's 2018 Form 10-K.

12. STOCK COMPENSATION PLAN AND OTHER INCENTIVE PROGRAMS
Revlon maintains the Fourth Amended and Restated Revlon, Inc. Stock Plan (the "Stock Plan"), which provides for awards of stock options, stock appreciation rights, restricted or unrestricted stock and restricted stock units ("RSUs") to eligible employees and directors of Revlon and its affiliates, including Products Corporation. An aggregate of 6,565,000 shares were reserved for issuance as Awards under the Stock Plan, of which there remained approximately 1.7 million shares available for grant as of September 30, 2019. In July 2014, the Stock Plan was amended to renew the Stock Plan for a 7-year renewal term expiring on April 14, 2021.

Revlon 2019 Transaction Incentive Program

On August 16, 2019, it was disclosed that MacAndrews & Forbes and Revlon have determined to explore strategic transactions involving Revlon and third parties. In light of this, the Compensation Committee of Revlon’s Board of Directors approved a Revlon 2019 Transaction Incentive Program (the “2019 TIP”) that enables the Company to award cash-based and RSU-based retention grants and transaction bonus awards, as well as providing for the accelerated vesting of time-based RSUs and restricted shares following a termination without cause or due to death or disability. On September 5, 2019, Revlon’s Board approved amendments to the Stock Plan: (1) to allow the Compensation Committee to delegate to Revlon’s Chief Executive Officer the authority to grant RSUs to the Company’s employees, other than its officers who are subject to Section 16 of the Securities Exchange Act of 1934, as amended (i.e., the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer & Controller); (2) to allow for accelerated vesting of equity awards upon a termination without cause; (3) to change the minimum vesting period for specified equity awards from 3 years to 2 years; and (4) to increase by 250,000 shares the number of shares of Revlon common stock that are not subject to the Stock Plan’s minimum vesting requirements. The Company’s President and Chief Executive Officer declined an award under the retention program and will receive a transaction bonus only if the Company completes a transaction.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Effective as of September 5, 2019, the Company granted a total of 206,812 time-based RSUs under the 2019 TIP which are scheduled to vest in equivalent amounts on each of December 31, 2020 and December 31, 2021, subject to continued employment (the “TIP RSUs”). The TIP RSUs vest in full upon an involuntary termination, other than if due to cause; provided that if a change of control occurs or a brand or business segment is sold and (i) the impacted grantee accepts an offer of employment from the buyer, then: (A) if the buyer assumes the TIP RSUs, the grantee will continue to vest in the assumed awards (with the grantee having the continued right to accelerated vesting upon an involuntary termination, other than if due to cause); and (B) if the buyer does not assume the TIP RSUs, the grantee’s TIP RSUs will vest upon closing the change of control; and (ii) the impacted grantee declines an offer of employment from the buyer for substantially comparable total compensation and benefits, the grantee will forfeit their unvested TIP RSUs (collectively, the “Special Vesting Rules”).

The 2019 TIP also provides for the following cash-based awards payable to certain employees, subject to continued employment through the respective vesting dates:
•$6.8 million payable in two equal installments as of December 31, 2020 and December 31, 2021; and
•$2.5 million payable in one installment as of December 31, 2020.
Such cash-based awards follow the same acceleration rules disclosed above following a termination without cause or due to death or disability.

Long-Term Incentive Program

The Company's LTIP RSUs consist of time-based RSUs and performance-based RSUs. Time-based RSUs are scheduled to vest ratably over a 3-year service period, while performance-based RSUs are scheduled to vest based on the achievement of certain Company performance metrics and cliff-vest at the completion of a 3-year performance period.

The fair value of the LTIP and TIP RSUs is determined based on the NYSE closing share price on the grant date.

In connection with the announcement of the 2019 TIP, in August 2019 the Company also approved applying the Special Vesting Rules to outstanding, pre-existing LTIP RSUs, except that accelerated vesting will apply only to any tranche of outstanding, pre-existing LTIP RSUs scheduled to vest in the 12-month period following termination, with any future tranches being forfeited. Prior to the approval of these Special Vesting Rules, while the outstanding, pre-existing LTIP RSUs would generally have accelerated vesting upon a change of control, they did not feature accelerated vesting for termination and, in such cases, they were entirely forfeited upon termination. As of September 30, 2019, there were no acceleration of vesting for pre-existing LTIP RSUs under the above-mentioned provisions.

During the three months ended September 30, 2019, the Company granted nil time-based and performance-based RSU awards under the Stock Plan (the "2019 LTIP RSUs").

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

During the nine months ended September 30, 2019, the activity related to time-based and performance-based RSUs previously granted to eligible employees and the grant date fair value per share related to these RSUs were as follows under the LTIP and TIP plans, respectively:

	Time-Based LTIP		Performance-Based LTIP
	RSUs (000's)	Weighted-Average Grant Date Fair Value per RSU	RSUs (000's)	Weighted-Average Grant Date Fair Value per RSU
Outstanding as of December 31, 2018
LTIP RSUs:
2018	434.7	$19.11	434.7	$19.11
2017 (a)	156.4	19.70	156.4	19.70
Total LTIP RSUs Outstanding as of December 31, 2018	591.1		591.1
Granted
2019 TIP RSUs Granted (b)	206.8	16.44	n/a
LTIP RSUs Granted:
2019	446.0	22.55	446.1	22.55
Total LTIP RSUs Granted	446.0		446.1
Vested
2019 TIP RSUs Vested (b)	—	—	n/a
LTIP RSUs Vested:
2019	—	—	—	—
2018	(132.8)	19.06	—	—
2017 (a)	(67.4)	19.70	—	—
Total LTIP RSUs Vested	(200.2)		—
Forfeited/Canceled
2019 TIP RSUs Forfeited/Canceled (b)	—		n/a
LTIP RSUs Forfeited/Canceled:
2019	(2.2)	22.55	(2.2)	22.55
2018	(45.5)	19.70	(51.4)	19.70
2017 (a)	(28.1)	19.70	(34.6)	19.70
Total LTIP RSUs Forfeited/Canceled	(75.8)		(88.2)
Outstanding as of September 30, 2019
2019 TIP RSUs (b)	206.8	16.44	n/a
LTIP RSUs:
2019	443.8	22.55	443.9	22.55
2018	256.4	19.04	383.3	19.04
2017 (a)	60.9	19.70	121.8	19.70
Total LTIP RSUs	761.1		949.0
Total LTIP and TIP RSUs Outstanding as of September 30, 2019	967.9		949.0
(a) The 2017 time-based and performance-based LTIP RSUs are recognized over a 2-year service and performance periods, respectively.
(b) The 2019 TIP provides for RSU awards that are only time-based.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Time-Based LTIP RSUs
The Company recognized a net adjustment to compensation expense related to the time-based LTIP RSUs of $3.0 million for the nine months ended September 30, 2019. As of September 30, 2019, the Company had $12.7 million of total deferred compensation expense related to non-vested, time-based LTIP RSUs. The cost is recognized over the vesting period of the awards, as described above. One tranche of time-based LTIP RSUs vested during the nine months ended September 30, 2019.

Performance-based LTIP RSUs
The Company recognized a net adjustment to compensation expense related to the performance-based LTIP RSUs of $2.4 million for the nine months ended September 30, 2019. As of September 30, 2019, the Company had $14.2 million of total deferred compensation expense related to non-vested, performance-based LTIP RSUs. The cost is recognized over the service period of the awards, as described above. No performance-based LTIP RSUs vested during the nine months ended September 30, 2019.

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

For the three and nine months ended September 30, 2019, the Company concluded that the use of the cut-off method was more appropriate than the annual effective tax rate method, because the annual effective tax rate method would not be reliable due to its sensitivity to minimal changes in forecasted annual pre-tax earnings.
The Company recorded a benefit from income taxes of $2.1 million (Products Corporation - $1.8 million) for the three months ended September 30, 2019 and a benefit from incomes taxes of $38.7 million (Products Corporation - $38.2 million) for the three months ended September 30, 2018, respectively. The $36.6 million decrease (Products Corporation - $36.4 million) in the benefit from income taxes, of which $34.3 million was non-cash, was primarily due to: (i) the decreased loss from continuing operations before income taxes; (ii) the mix and level of earnings; (iii) the impact of the 2017 Tax Act mainly due to an adjustment in the third quarter of 2018 related to a new U.S. Treasury regulation issued in September 2018.
The Company recorded a benefit from income taxes of $3.2 million (Products Corporation - $2.4 million) for the nine months ended September 30, 2019 and a benefit from income taxes of $43.1 million (Products Corporation - $42.0 million) for the nine months ended September 30, 2018, respectively. The $39.9 million decrease (Products Corporation - $39.6 million) in the benefit from income taxes, of which $34.3 million was non-cash, was primarily due to: (i) the decreased loss from continuing operations before income taxes; (ii) the mix and level of earnings; (iii) the impact of the 2017 Tax Act mainly due to an adjustment in the third quarter of 2018 related to a new U.S. Treasury regulation issued in September 2018. For a further discussion, see Note 15, "Income Taxes," to the Consolidated Financial Statements in the Company's 2018 Form 10-K and Item 1A. “Risk Factors-Uncertainties in the interpretation and application of the U.S. income tax provisions could have a material impact on the Company's financial condition, results of operations and/or cash flows” in the Company's 2018 Form 10-K.
The Company's effective tax rate for the three months and nine months ended September 30, 2019 was lower than the federal statutory rate of 21%, primarily due to the valuation allowance related to the limitation on the deductibility of interest and the U.S. tax on the Company's foreign earnings.
The Company expects that its tax provision and effective tax rate in any individual quarter and year-to-date period will vary and may not be indicative of the Company's tax provision and effective tax rate for the full year.
The Company concluded that, based on its evaluation of objective verifiable evidence, it does not require a valuation allowance on its federal deferred tax assets, other than those associated with the limitation on the deductibility of interest. The Company does have a valuation allowance on deferred tax assets associated with its activity in certain U.S. states and foreign jurisdictions. These conclusions regarding the establishment of valuation allowances on the Company's deferred tax assets for the nine months ended September 30, 2019 are consistent with the Company's conclusions on such matters as of the year ended December 31, 2018. However, if the Company does not generate sufficient taxable income in future periods, its deferred tax assets may not be realizable on a more-likely-than-not basis, which would result in the Company having to establish an additional valuation allowance against

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

its deferred tax assets. The Company will continue to assess all available evidence, both negative and positive, to determine whether such additional valuation allowance is warranted.
For a further discussion, see Note 15, "Income Taxes," to the Consolidated Financial Statements in the Company's 2018 Form 10-K and Item 1A. “Risk Factors-Uncertainties in the interpretation and application of the U.S. income tax provisions could have a material impact on the Company's financial condition, results of operations and/or cash flows” in the Company's 2018 Form 10-K.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

A roll-forward of the Company's accumulated other comprehensive loss as of September 30, 2019 is as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post-retirement Benefits	Other	Accumulated Other Comprehensive Loss
Balance at January 1, 2019	$(24.4)	$(209.5)	$(0.3)	$(234.2)
Foreign currency translation adjustment	(0.5)	—	—	(0.5)
Amortization of pension related costs, net of tax of $(0.9) million(a)	—	7.2	—	7.2
Other comprehensive (loss) income	$(0.5)	$7.2	$—	$6.7
Balance at September 30, 2019	$(24.9)	$(202.3)	$(0.3)	$(227.5)
(a) Amounts represent the change in accumulated other comprehensive loss as a result of the amortization of actuarial losses (gains) arising during each year related to the Company’s pension and other post-retirement plans. See Note 11, "Pension and Post-retirement Benefits," for further discussion of the Company’s pension and other post-retirement plans.

For the three and nine months ended September 30, 2019, the Company did not have any activity related to financial instruments. As the 2013 Interest Rate Swap expired in May 2018 and had been fully amortized into earnings as of June 30, 2018, there was no activity related to the 2013 Interest Rate Swap for the three months ended September 30, 2018. The following is a roll-forward of the amounts reclassified out of accumulated other comprehensive loss into earnings during the nine months ended September 30, 2018 related to the 2013 Interest Rate Swap:

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

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

As of September 30, 2019, the Company’s operations are organized into the following reportable segments:

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

Revlon, Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Segment Net Sales:
Revlon	$217.3	$249.5	$716.1	$736.9
Elizabeth Arden	123.2	122.1	352.0	333.9
Portfolio	118.2	138.4	354.1	420.5
Fragrances	138.1	145.4	298.0	331.6
Total	$596.8	$655.4	$1,720.2	$1,822.9

Segment Profit:
Revlon	$7.3	$36.8	$58.5	$75.6
Elizabeth Arden	12.5	6.6	17.1	2.3
Portfolio	14.4	2.1	25.0	(5.8)
Fragrances	34.2	26.9	53.6	41.2
Total	$68.4	$72.4	$154.2	$113.3

Reconciliation:
Total Segment Profit	$68.4	$72.4	$154.2	$113.3
Less:
Depreciation and amortization	38.9	40.1	124.6	119.4
Non-cash stock compensation expense	3.9	6.3	7.7	14.8
Non-Operating items:
Restructuring and related charges	5.4	3.8	27.4	14.8
Acquisition and integration costs	0.1	3.4	0.7	12.0
Loss on disposal of minority investment	—	—	—	20.1
Oxford ERP system disruption-related charges	—	16.5	—	49.6
Financial control remediation actions and related charges	3.4	—	9.8	—
Operating income (loss)	16.7	2.3	(16.0)	(117.4)
Less:
Interest Expense	50.2	46.4	145.7	129.1
Amortization of debt issuance costs	3.7	3.8	10.4	9.1
Foreign currency losses, net	7.6	1.1	9.0	10.7
Miscellaneous, net	1.7	0.4	7.6	0.6
Loss from continuing operations before income taxes	$(46.5)	$(49.4)	$(188.7)	$(266.9)

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Segment Net Sales:
Revlon	$217.3	$249.5	$716.1	$736.9
Elizabeth Arden	123.2	122.1	352.0	333.9
Portfolio	118.2	138.4	354.1	420.5
Fragrances	138.1	145.4	298.0	331.6
Total	$596.8	$655.4	$1,720.2	$1,822.9

Segment Profit:
Revlon	$7.9	$37.4	$60.6	$77.6
Elizabeth Arden	13.0	6.9	18.2	3.2
Portfolio	14.7	2.5	26.0	(4.6)
Fragrances	34.6	27.3	54.5	42.1
Total	$70.2	$74.1	$159.3	$118.3

Reconciliation:
Total Segment Profit	$70.2	$74.1	$159.3	$118.3
Less:
Depreciation and amortization	38.9	40.1	124.6	119.4
Non-cash stock compensation expense	3.9	6.3	7.7	14.8
Non-Operating items:
Restructuring and related charges	5.4	3.8	27.4	14.8
Acquisition and integration costs	0.1	3.4	0.7	12.0
Loss on disposal of minority investment	—	—	—	20.1
Oxford ERP system disruption-related charges	—	16.5	—	49.6
Financial control remediation actions and related charges	3.4	—	9.8	—
Operating loss	18.5	4.0	(10.9)	(112.4)
Less:
Interest Expense	50.2	46.4	145.7	129.1
Amortization of debt issuance costs	3.7	3.8	10.4	9.1
Foreign currency losses, net	7.6	1.1	9.0	10.7
Miscellaneous, net	1.7	0.4	7.6	0.6
Loss from continuing operations before income taxes	$(44.7)	$(47.7)	$(183.6)	$(261.9)

As of September 30, 2019, the Company had operations established in approximately 25 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following tables present the Company's segment net sales by geography and total net sales by classes of similar products for the periods presented:

	Three Months Ended September 30, 2019					Nine Months Ended September 30, 2019
	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total
Geographic Area:
Net Sales
North America	$100.0	$29.5	$71.4	$98.6	$299.5	$367.9	$83.9	$214.5	$198.4	$864.7
EMEA*	49.8	53.5	38.5	28.3	170.1	157.8	148.1	111.4	73.1	490.4
Asia	29.8	30.7	1.0	2.9	64.4	77.8	97.0	3.2	9.6	187.6
Latin America*	17.4	1.8	4.4	2.7	26.3	52.3	6.0	15.8	6.1	80.2
Pacific*	20.3	7.7	2.9	5.6	36.5	60.3	17.0	9.2	10.8	97.3
	$217.3	$123.2	$118.2	$138.1	$596.8	$716.1	$352.0	$354.1	$298.0	$1,720.2

	Three Months Ended September 30, 2018					Nine Months Ended September 30, 2018
	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total
Geographic Area:
Net Sales
North America	$123.1	$40.3	$88.1	$99.3	$350.8	$388.2	$96.2	$264.8	$216.9	$966.1
EMEA*	57.9	48.3	40.5	33.2	179.9	166.5	141.4	126.0	81.6	515.5
Asia	28.6	23.2	1.1	3.4	56.3	78.5	71.6	3.1	9.9	163.1
Latin America*	19.9	3.2	6.0	3.4	32.5	49.3	7.9	16.8	10.5	84.5
Pacific*	20.0	7.1	2.7	6.1	35.9	54.4	16.8	9.8	12.7	93.7
	$249.5	$122.1	$138.4	$145.4	$655.4	$736.9	$333.9	$420.5	$331.6	$1,822.9

* The EMEA region includes Europe, the Middle East, Africa and the Company's international Travel Retail business; the Latin America region includes Mexico; and the Pacific region includes Australia and New Zealand.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Classes of similar products:
Net sales:
Color cosmetics	$173.6	29%	$216.4	33%	$569.9	33%	$631.1	35%
Fragrance	183.7	31%	191.7	29%	411.1	24%	448.5	25%
Hair care	120.5	20%	129.6	20%	379.0	22%	391.0	21%
Beauty care	43.6	7%	49.7	8%	132.7	8%	147.5	8%
Skin care	75.4	13%	68.0	10%	227.5	13%	204.8	11%
	$596.8		$655.4		$1,720.2		$1,822.9

The following table presents the Company's long-lived assets by geographic area as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
Long-lived assets, net:
United States	$1,430.8	84%	$1,416.2	84%
International	275.9	16%	275.0	16%
	$1,706.7		$1,691.2

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

16. REVLON, INC. BASIC AND DILUTED EARNINGS PER COMMON SHARE
Shares used in calculating Revlon's basic loss per share are computed using the weighted-average number of Revlon's common shares outstanding during each period. Shares used in diluted loss per share include the dilutive effect of unvested restricted stock, RSUs, TIP RSUs and LTIP RSUs under the Company’s Stock Plan using the treasury stock method. For the nine months ended September 30, 2019, Revlon's diluted loss per share equals basic loss per share, as the assumed vesting of restricted stock, RSUs, TIP RSUs and LTIP RSUs would have an anti-dilutive effect. As of September 30, 2019 and 2018, there were no outstanding stock options under the Company's Stock Plan. See Note 12, "Stock Compensation Plan," for information on the LTIP and TIP RSUs.

Following are the components of Revlon's basic and diluted loss per common share for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Numerator:
Loss from continuing operations, net of taxes	$(44.4)	$(10.7)	$(185.5)	$(223.8)
(Loss) income from discontinued operations, net of taxes	(0.3)	(0.4)	2.0	(0.1)
Net loss	$(44.7)	$(11.1)	$(183.5)	$(223.9)
Denominator:
Weighted-average common shares outstanding – Basic	53,129,004	52,834,879	53,057,154	52,777,883
Effect of dilutive restricted stock	—	—	—	—
Weighted-average common shares outstanding – Diluted	53,129,004	52,834,879	53,057,154	52,777,883
Basic loss per common share:
Continuing operations	$(0.84)	$(0.20)	$(3.50)	$(4.24)
Discontinued operations	—	(0.01)	0.04	—
Net loss per common share	$(0.84)	$(0.21)	$(3.46)	$(4.24)
Diluted loss per common share:
Continuing operations	$(0.84)	$(0.20)	$(3.50)	$(4.24)
Discontinued operations	—	(0.01)	0.04	—
Net loss per common share	$(0.84)	$(0.21)	$(3.46)	$(4.24)

Unvested restricted stock and RSUs under the Stock Plan(a)	314,478	197,667	406,854	165,961

(a)	These are outstanding common stock equivalents that were not included in the computation of Revlon's diluted earnings per common share because their inclusion would have had an anti-dilutive effect.

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
The net activity related to services purchased under the Reimbursement Agreements during the nine months ended September 30, 2019 and 2018 was $0.3 million expense and $0.4 million income, respectively. As of September 30, 2019 and December 31, 2018, a receivable balance of nil and $0.3 million, respectively, from MacAndrews & Forbes were included in the Company's Consolidated Balance Sheet for transactions subject to the Reimbursement Agreements.

2019 Senior Line of Credit Facility

See Note 8, "Long-term Debt" and Note 20, “Subsequent Events,” regarding the 2019 Senior Line of Credit Agreement between Products Corporation and MacAndrews & Forbes Group, LLC.

Other

During the nine months ended September 30, 2019 and 2018, the Company engaged several companies in which MacAndrews & Forbes had a controlling interest to provide the Company with various ordinary course business services. These services included processing approximately $19.8 million and $16.9 million of coupon redemptions for the Company's retail customers for the nine months ended September 30, 2019 and 2018, respectively, for which the Company incurred fees of approximately $0.5 million and $0.2 million for each of the nine months ended September 30, 2019 and 2018, and other similar advertising, coupon redemption and raw material supply services, for which the Company had net payables aggregating to approximately $0.5 million and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and December 31, 2018, a payable balance of approximately $5.3 million and nil, respectively, were included in the Company's Consolidated Balance Sheet for the aforementioned coupon redemption services. The Company believes that its engagement of each of these affiliates was on arm's length terms, taking into account each firm's expertise in its respective field, and that the fees paid or received were at least as favorable as those available from unaffiliated parties.

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

The following Condensed Consolidating Unaudited Financial Statements present the financial information as of September 30, 2019 and December 31, 2018, and for each of the three and nine months ended September 30, 2019 and 2018 for (i) Products Corporation on a stand-alone basis; (ii) the Guarantor Subsidiaries on a stand-alone basis; (iii) the subsidiaries of Products Corporation that do not guarantee Products Corporation's 5.75% Senior Notes and 6.25% Senior Notes (the "Non-Guarantor Subsidiaries") on a stand-alone basis; and (iv) Products Corporation, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis. The Condensed Consolidating Unaudited Financial Statements are presented on the equity method, under which the investments in subsidiaries are recorded at cost and adjusted to the applicable share of the subsidiary's cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Products Corporation and Subsidiaries Condensed Consolidating Balance Sheets
As of September 30, 2019
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$1.2	$3.2	$56.3	$—	$60.7
Trade receivables, less allowances for doubtful accounts	85.6	130.1	239.2	—	454.9
Inventories	152.4	182.9	186.7	—	522.0
Prepaid expenses and other	234.2	27.4	48.6	—	310.2
Intercompany receivables	2,690.4	2,601.9	377.3	(5,669.6)	—
Investment in subsidiaries	1,570.0	14.5	—	(1,584.5)	—
Property, plant and equipment, net	212.5	94.1	107.1	—	413.7
Deferred income taxes	178.1	(20.4)	(16.5)	—	141.2
Goodwill	160.0	263.9	249.5	—	673.4
Intangible assets, net	13.3	353.3	130.1	—	496.7
Other assets	68.6	19.8	34.5	—	122.9
Total assets	$5,366.3	$3,670.7	$1,412.8	$(7,254.1)	$3,195.7
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$—	$5.1	$—	$5.1
Current portion of long-term debt	363.4	—	0.1	—	363.5
Accounts payable	150.4	79.4	92.5	—	322.3
Accrued expenses and other	139.2	69.4	163.0	—	371.6
Intercompany payables	2,717.3	2,464.1	488.3	(5,669.7)	—
Long-term debt	2,826.8	—	79.8	—	2,906.6
Other long-term liabilities	251.7	36.7	36.2	—	324.6
Total liabilities	6,448.8	2,649.6	865.0	(5,669.7)	4,293.7
Stockholder’s deficiency	(1,082.5)	1,021.1	547.8	(1,584.4)	(1,098.0)
Total liabilities and stockholder’s deficiency	$5,366.3	$3,670.7	$1,412.8	$(7,254.1)	$3,195.7

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

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Three Months Ended September 30, 2019
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$118.4	$174.8	$303.9	$(0.3)	$596.8
Cost of sales	64.9	88.1	116.3	(0.3)	269.0
Gross profit	53.5	86.7	187.6	—	327.8
Selling, general and administrative expenses	90.5	82.1	133.7	—	306.3
Acquisition and integration costs	0.1	—	—	—	0.1
Restructuring charges and other, net	1.0	0.5	1.4	—	2.9
Operating (loss) income	(38.1)	4.1	52.5	—	18.5
Other (income) expense:
Intercompany interest, net	(1.1)	0.6	0.5	—	—
Interest expense	48.5	—	1.7	—	50.2
Amortization of debt issuance costs	3.7	—	—	—	3.7
Foreign currency losses (gains), net	0.9	(0.1)	6.8	—	7.6
Miscellaneous, net	(8.4)	(10.0)	20.1	—	1.7
Other expense (income), net	43.6	(9.5)	29.1	—	63.2
(Loss) income from continuing operations before income taxes	(81.7)	13.6	23.4	—	(44.7)
(Benefit from) provision for income taxes	(31.4)	18.9	10.7	—	(1.8)
(Loss) income from continuing operations, net of taxes	(50.3)	(5.3)	12.7	—	(42.9)
Loss from discontinued operations, net of taxes	—	—	(0.3)	—	(0.3)
Equity in income (loss) of subsidiaries	30.8	0.1	—	(30.9)	—
Net (loss) income	$(19.5)	$(5.2)	$12.4	$(30.9)	$(43.2)
Other comprehensive income (loss)	0.5	3.9	(1.9)	(2.0)	0.5
Total comprehensive (loss) income	$(19.0)	$(1.3)	$10.5	$(32.9)	$(42.7)

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Three Months Ended September 30, 2018
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$149.3	$196.5	$308.5	$1.1	$655.4
Cost of sales	77.2	104.4	122.3	1.1	305.0
Gross profit	72.1	92.1	186.2	—	350.4
Selling, general and administrative expenses	99.6	98.0	141.5	—	339.1
Acquisition and integration costs	2.2	0.4	0.8	—	3.4
Restructuring charges and other, net	0.7	2.0	1.2	—	3.9
Operating (loss) income	(30.4)	(8.3)	42.7	—	4.0
Other (income) expense:
Intercompany interest, net	(0.8)	0.6	0.2	—	—
Interest expense	44.7	—	1.7	—	46.4
Amortization of debt issuance costs	3.8	—	—	—	3.8
Foreign currency losses, net	0.5	—	0.6	—	1.1
Miscellaneous, net	(4.7)	(16.1)	21.2	—	0.4
Other expense (income), net	43.5	(15.5)	23.7	—	51.7
(Loss) income from continuing operations before income taxes	(73.9)	7.2	19.0	—	(47.7)
(Benefit from) provision for income taxes	(41.5)	1.4	1.9	—	(38.2)
Loss from continuing operations, net of taxes	(32.4)	5.8	17.1	—	(9.5)
Loss from discontinued operations, net of taxes	—	—	(0.4)	—	(0.4)
Equity in (loss) income of subsidiaries	22.5	6.4	—	(28.9)	—
Net (loss) income	$(9.9)	$12.2	$16.7	$(28.9)	$(9.9)
Other comprehensive (loss) income	(2.6)	(0.5)	(0.3)	0.8	(2.6)
Total comprehensive (loss) income	$(12.5)	$11.7	$16.4	$(28.1)	$(12.5)

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Nine Months Ended September 30, 2019
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$429.4	$428.9	$865.4	$(3.5)	$1,720.2
Cost of sales	205.1	217.3	331.8	(3.5)	750.7
Gross profit	224.3	211.6	533.6	—	969.5
Selling, general and administrative expenses	329.5	238.7	399.9	—	968.1
Acquisition and integration costs	0.6	0.1	—	—	0.7
Restructuring charges and other, net	3.4	3.4	4.8	—	11.6
Operating (loss) income	(109.2)	(30.6)	128.9	—	(10.9)
Other (income) expense:
Intercompany interest, net	(3.5)	2.0	1.5	—	—
Interest expense	140.5	—	5.2	—	145.7
Amortization of debt issuance costs	10.4	—	—	—	10.4
Foreign currency losses, net	1.2	0.2	7.6	—	9.0
Miscellaneous, net	(26.4)	(36.2)	70.2	—	7.6
Other expense (income), net	122.2	(34.0)	84.5	—	172.7
(Loss) income from continuing operations before income taxes	(231.4)	3.4	44.4	—	(183.6)
(Benefit from) provision for income taxes	(36.8)	19.3	15.1	—	(2.4)
(Loss) income from continuing operations, net of taxes	(194.6)	(15.9)	29.3	—	(181.2)
Income from discontinued operations, net of taxes	—	—	2.0	—	2.0
Equity in income (loss) of subsidiaries	39.3	11.8	—	(51.1)	—
Net (loss) income	$(155.3)	$(4.1)	$31.3	$(51.1)	$(179.2)
Other comprehensive income (loss)	6.7	2.7	(1.8)	(0.9)	6.7
Total comprehensive (loss) income	$(148.6)	$(1.4)	$29.5	$(52.0)	$(172.5)

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Nine Months Ended September 30, 2018
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$478.3	$485.3	$860.8	$(1.5)	$1,822.9
Cost of sales	231.9	239.4	337.4	(1.5)	807.2
Gross profit	246.4	245.9	523.4	—	1,015.7
Selling, general and administrative expenses	326.6	314.0	441.5	—	1,082.1
Acquisition and integration costs	7.8	1.4	2.8	—	12.0
Restructuring charges and other, net	5.1	2.2	6.6	—	13.9
Loss on disposal of minority investment	20.1	—	—	—	20.1
Operating income	(113.2)	(71.7)	72.5	—	(112.4)
Other (income) expenses:
Intercompany interest, net	(4.7)	1.8	2.9	—	—
Interest expense	127.0	—	2.1	—	129.1
Amortization of debt issuance costs	9.1	—	—	—	9.1
Foreign currency losses, net	2.5	0.4	7.8	—	10.7
Miscellaneous, net	(15.0)	(41.8)	57.4	—	0.6
Other expense (income), net	118.9	(39.6)	70.2	—	149.5
(Loss) income from continuing operations before income taxes	(232.1)	(32.1)	2.3	—	(261.9)
(Benefit from) provision for income taxes	(49.7)	6.5	1.2	—	(42.0)
(Loss) income from continuing operations, net of taxes	(182.4)	(38.6)	1.1	—	(219.9)
Loss from discontinued operations, net of taxes	—	—	(0.1)	—	(0.1)
Equity in (loss) income of subsidiaries	(37.6)	1.6	—	36.0	—
Net (loss) income	$(220.0)	$(37.0)	$1.0	$36.0	$(220.0)
Other comprehensive (loss) income	(5.1)	(3.3)	(9.3)	12.6	(5.1)
Total comprehensive (loss) income	$(225.1)	$(40.3)	$(8.3)	$48.6	$(225.1)

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2019
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(169.1)	$5.6	$(3.3)	$—	$(166.8)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	(10.9)	(2.0)	(7.1)	—	(20.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(11.5)	(7.2)	(3.7)	—	(22.4)
Net borrowings under the Amended 2016 Revolving Credit Facility	13.4	—	—	—	13.4
Net borrowings under the 2019 Term Loan Facility	200.0	—	—	—	200.0
Repayments under the 2016 Term Loan Facility	(13.5)	—	—	—	(13.5)
Payment of financing costs	(12.2)	—	(1.2)	—	(13.4)
Tax withholdings related to net share settlements of restricted stock units and awards	(1.6)	—	—	—	(1.6)
Other financing activities	(0.6)	(0.1)	(0.2)	—	(0.9)
Net cash provided by (used in) financing activities	174.0	(7.3)	(5.1)	—	161.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	0.4	(1.8)	—	(1.4)
Net decrease in cash, cash equivalents and restricted cash	(6.0)	(3.3)	(17.3)	—	(26.6)
Cash, cash equivalents and restricted cash at beginning of period	$7.2	$6.6	$73.7	$—	$87.5
Cash, cash equivalents and restricted cash at end of period	$1.2	$3.3	$56.4	$—	$60.9

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2018
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(196.0)	$(0.5)	$(100.2)	$—	$(296.7)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	(24.4)	(5.0)	(12.2)	—	(41.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease (increase) in short-term borrowings and overdraft	(3.6)	7.3	(1.4)	—	2.3
Net borrowings under the Amended 2016 Revolving Credit Facility	251.3	—	—	—	251.3
Net borrowings under the 2018 Foreign Asset-Based Term Loan	—	—	89.4	—	89.4
Repayments under the 2016 Term Loan Facility	(13.5)	—	—	—	(13.5)
Payments of financing costs	(4.7)	—	(4.7)	—	(9.4)
Tax withholdings related to net share settlements of restricted stock units and awards	(3.6)	—	—	—	(3.6)
Other financing activities	0.3	—	(0.2)	—	0.1
Net cash provided by financing activities	226.2	7.3	83.1	—	316.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(0.1)	(3.1)	—	(3.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	5.8	1.7	(32.4)	—	(24.9)
Cash, cash equivalents and restricted cash at beginning of period	$0.3	$5.3	$81.8	$—	87.4
Cash, cash equivalents and restricted cash at end of period	$6.1	$7.0	$49.4	$—	$62.5

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

20. SUBSEQUENT EVENTS

Extension of the Maturity of the 2019 Senior Line of Credit

On November 7, 2019, Products Corporation and MacAndrews & Forbes Group, LLC, Revlon’s majority stockholder, entered into the Amended and Restated 2019 Senior Unsecured Line of Credit Agreement (the “Amended 2019 Line of Credit Agreement”) to extend the maturity of the 2019 Senior Line of Credit Agreement entered into on June 27, 2019 by 1-year, expiring December 31, 2020. As of September 30, 2019 and as of the November 7, 2019 extension date, there were no borrowings outstanding under this facility. As of September 30, 2019, MacAndrews & Forbes Group, LLC and its affiliates beneficially owned 46,223,321 shares of Revlon’s Class A common stock, representing approximately 87.2% of Revlon’s outstanding shares of voting capital stock as of such date.

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

The Company remains focused on its 3 key strategic pillars to drive its future success and growth. First, strengthening its iconic brands through innovation and relevant product portfolios; second, building its capabilities to better communicate and connect with its consumers through media channels where they spend the most time; and third, ensuring availability of its product where consumers shop, both in-store and increasingly online. On August 16, 2019, it was disclosed that MacAndrews & Forbes and Revlon have determined to explore strategic transactions involving Revlon and third parties (the “Strategic Review”).

For additional information regarding the Company's business, see "Part 1, Item 1 - Business" in the Company's 2018 Form 10-K.

Certain capitalized terms used in this Form 10-Q are defined throughout this Item 2.

Overview of Net Sales and Earnings Results
Consolidated net sales in the third quarter of 2019 were $596.8 million, a $58.6 million decrease, or 8.9%, compared to $655.4 million in the third quarter of 2018. Excluding the $12.1 million unfavorable impact of foreign currency fluctuations (referred to herein as "FX," "XFX" or on an "XFX basis"), consolidated net sales decreased by $46.5 million, or 7.1%, during the third quarter of 2019. The XFX net sales decrease in the third quarter of 2019 was primarily due to: a $27.8 million, or 11.1%, decrease in Revlon segment net sales, a $17.2 million, or 12.4%, decrease in Portfolio segment net sales and a $5.6 million, or 3.9%, decrease in Fragrances segment net sales; partially offset by a $4.1 million, or 3.4%, increase in Elizabeth Arden segment net sales.

Consolidated net sales in the first nine months of 2019 were $1,720.2 million, a $102.7 million decrease, or 5.6%, compared to $1,822.9 million in the first nine months of 2018. Excluding the $48.8 million unfavorable FX impact, consolidated net sales decreased by $53.7 million, or 2.9%, during the first nine months of 2019. The XFX net sales decrease in the first nine months of 2019 was primarily due to: a $54.2 million, or 12.9%, decrease in Portfolio segment net sales; a $28.0 million, or 8.4%, decrease in Fragrances segment net sales and a $1.3 million, or 0.2%, decrease in Revlon segment net sales; partially offset by a $29.8 million, or 8.9%, increase in Elizabeth Arden segment net sales.

Consolidated loss from continuing operations, net of taxes, in the third quarter of 2019 was $44.4 million, compared to $10.7 million in the third quarter of 2018. The $33.7 million increase in consolidated loss from continuing operations, net of taxes, in the third quarter of 2019 was primarily due to:

•
a $36.6 million decrease in the benefit from income taxes, of which $34.3 million was non-cash, primarily due to: (i) the decreased loss from continuing operations before income taxes; (ii) the mix and level of earnings; (iii) the impact of the 2017 Tax Act mainly due to an adjustment in the third quarter of 2018 related to a new U.S. Treasury regulation issued in September 2018;

•	$22.6 million of lower gross profit, primarily due to lower net sales;

•
$6.5 million of unfavorable variance in foreign currency, resulting from $7.6 million in foreign currency losses during the third quarter of 2019, compared to $1.1 million in foreign currency losses during the third quarter of 2018; and

•	a $3.8 million increase in interest expense, primarily due to higher average interest rates and higher debt balances primarily from the 2019 Term Loan Facility entered into in August 2019;

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

with the foregoing partially offset by:

•	$32.7 million of lower SG&A expenses, primarily driven by cost reductions related to the Company's cost optimization initiatives and lower incentive compensation; and

•	$3.3 million of lower acquisition and integration costs.
Consolidated loss from continuing operations, net of taxes, in the first nine months of 2019 was $185.5 million, compared to $223.8 million in the first nine months of 2018. The $38.3 million decrease in consolidated loss from continuing operations, net of taxes, in the first nine months of 2019 was primarily due to:

•
$113.9 million of lower SG&A expenses, primarily driven by lower brand support expenses as a result of planned lower activity in the first nine months of 2019 and lower general and administrative expenses, primarily driven by cost reductions related to the Company's cost optimization initiatives and lower incentive compensation;

•	$20.1 million of lower loss on disposal of minority investment; and

•	$11.3 million of lower acquisition and integration costs;
with the foregoing partially offset by:

•	$46.2 million of lower gross profit, primarily due to lower net sales;

•
a $39.9 million decrease in the benefit from income taxes, of which $34.3 million was non-cash, primarily due to: (i) the decreased loss from continuing operations before income taxes; (ii) the mix and level of earnings; (iii) the impact of the 2017 Tax Act mainly due to an adjustment in the third quarter of 2018 related to a new U.S. Treasury regulation issued in September 2018; and

•
a $16.6 million increase in interest expense, primarily due to higher average interest rates and higher borrowings under the Amended 2016 Revolving Credit Facility and higher indebtedness resulting from entering into the 2019 Term Loan Facility in August 2019 and the 2018 Foreign Asset-Based Term Facility in July 2018.

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

Recent Debt Transactions

2019 Term Loan Facility
Principal and Maturity: On August 6, 2019, Products Corporation entered into a senior secured term loan facility among certain affiliated funds, investment vehicles or accounts managed or advised by Ares Management LLC, as lender, in an initial aggregate principal amount of $200 million (the “2019 Term Loan Facility” and such agreement being the “2019 Term Loan Agreement”), and Wilmington Trust, National Association (“Wilmington Trust”), as administrative and collateral agent. Net proceeds from the 2019 Term Loan Facility, which will be used for general corporate purposes, were approximately $188 million, after taking into account approximately $12 million of related fees and expenses. The 2019 Term Loan Facility will mature on the earliest of: (x) the fourth anniversary of the Closing Date; (y) the 180th day prior to the maturity of Products Corporation’s existing 2016 Term Loan Facility, if any loans under the 2016 Term Loan Facility remain outstanding and have not been replaced or refinanced by such date; and (z) the date of any springing maturity of the 2016 Term Loan Facility (i.e., the 91st day prior to the maturity of the 5.75% Senior Notes due February 15, 2021 if any 5.75% Senior Notes remain outstanding by such date). See “Financial Condition, Liquidity and Capital Resources - 2019 Term Loan Facility” for additional details regarding the 2019 Term Loan Facility.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

2019 Senior Line of Credit Agreement
In June 2019, Products Corporation entered into a 2019 Senior Unsecured Line of Credit Agreement (the "2019 Senior Line of Credit Agreement") providing Products Corporation with a $30 million senior unsecured line of credit (the "2019 Senior Line of Credit Facility") from MacAndrews & Forbes Group, LLC, a subsidiary of Revlon’s majority stockholder. The 2019 Senior Line of Credit Facility allows Products Corporation to request loans thereunder and to use the proceeds of such loans for working capital and other general corporate purposes until the facility matures on December 31, 2019. See Part II, Item 5, “Other Information,” regarding the extension of the maturity of the 2019 Senior Line of Credit Agreement to December 31, 2020. As of September 30, 2019, there were no borrowings outstanding under this facility. See also Part II, Item 5. Other Information, “Extension of the Maturity of the 2019 Senior Line of Credit,” regarding the Amended 2019 Senior Line of Credit Agreement.
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
The 2019 Senior Line of Credit Agreement includes customary events of default, including a cross default provision making it an event of default under the 2019 Senior Line of Credit Agreement if there exists and continues an event default under Products Corporation’s existing bank term loan and revolver credit agreements, the 2018 Foreign Asset-Based Term Agreement or the indentures for Products Corporation’s 5.75% Senior Notes or 6.25% Senior Notes. If any such event of default occurs, MacAndrews & Forbes Group, LLC may declare all outstanding loans under the 2019 Senior Line of Credit Facility to be due and payable immediately. For the three and nine months ended September 30, 2019, there were no borrowings outstanding or repayments under this facility.

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

Results of Operations — Revlon, Inc.

Consolidated Net Sales:
Third quarter results:
Consolidated net sales in the third quarter of 2019 were $596.8 million, a $58.6 million, or 8.9%, decrease, compared to $655.4 million in the third quarter of 2018. Excluding the $12.1 million unfavorable FX impact, consolidated net sales decreased by $46.5 million, or 7.1%, during the third quarter of 2019. The XFX net sales decrease in the third quarter of 2019 was primarily due to: a $27.8 million, or 11.1%, decrease in Revlon segment net sales, a $17.2 million, or 12.4%, decrease in Portfolio segment net sales and a $5.6 million, or 3.9%, decrease in Fragrances segment net sales; partially offset by a $4.1 million, or 3.4%, increase in Elizabeth Arden segment net sales.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Year-to-date results:
Consolidated net sales in the first nine months of 2019 were $1,720.2 million, a $102.7 million, or 5.6%, decrease compared to $1,822.9 million in the first nine months of 2018. Excluding the $48.8 million unfavorable FX impact, consolidated net sales decreased by $53.7 million, or 2.9%, during the first nine months of 2019. The XFX net sales decrease in the first nine months of 2019 was due primarily to: a $54.2 million, or 12.9%, decrease in Portfolio segment net sales, a $28.0 million, or 8.4%, decrease in Fragrances segment net sales and a $1.3 million, or 0.2%, decrease in Revlon segment net sales; partially offset by a $29.8 million, or 8.9%, increase in Elizabeth Arden segment net sales.
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
The following tables provide a comparative summary of the Company's segment results for the periods presented.

	Net Sales						Segment Profit
	Three Months Ended September 30,		Change		XFX Change (a)		Three Months Ended September 30,		Change		XFX Change (a)
	2019	2018	$	%	$	%	2019	2018	$	%	$	%
Revlon	$217.3	$249.5	$(32.2)	(12.9)%	$(27.8)	(11.1)%	$7.3	$36.8	$(29.5)	(80.2)%	$(29.0)	(78.8)%
Elizabeth Arden	123.2	122.1	1.1	0.9%	4.1	3.4%	12.5	6.6	5.9	89.4%	6.5	98.5%
Portfolio	118.2	138.4	(20.2)	(14.6)%	(17.2)	(12.4)%	14.4	2.1	12.3	N.M.	12.8	N.M.
Fragrances	138.1	145.4	(7.3)	(5.0)%	(5.6)	(3.9)%	34.2	26.9	7.3	27.1%	7.7	28.6%
Total	$596.8	$655.4	$(58.6)	(8.9)%	$(46.5)	(7.1)%	$68.4	$72.4	$(4.0)	(5.5)%	$(2.0)	(2.8)%

	Net Sales						Segment Profit
	Nine Months Ended September 30,		Change		XFX Change (a)		Nine Months Ended September 30,		Change		XFX Change (a)
	2019	2018	$	%	$	%	2019	2018	$	%	$	%
Revlon	$716.1	$736.9	$(20.8)	(2.8)%	$(1.3)	(0.2)%	$58.5	$75.6	$(17.1)	(22.6)%	$(14.4)	(19.0)%
Elizabeth Arden	352.0	333.9	18.1	5.4%	29.8	8.9%	17.1	2.3	14.8	N.M.	16.5	N.M.
Portfolio	354.1	420.5	(66.4)	(15.8)%	(54.2)	(12.9)%	25.0	(5.8)	30.8	N.M.	31.4	N.M.
Fragrances	298.0	331.6	(33.6)	(10.1)%	(28.0)	(8.4)%	53.6	41.2	12.4	30.1%	13.1	31.8%
Total	$1,720.2	$1,822.9	$(102.7)	(5.6)%	$(53.7)	(2.9)%	$154.2	$113.3	$40.9	36.1%	$46.6	41.1%
(a) XFX excludes the impact of foreign currency fluctuations.
N.M. - Not meaningful
Revlon Segment
Third quarter results:
Revlon segment net sales in the third quarter of 2019 were $217.3 million, a $32.2 million, or 12.9%, decrease, compared to $249.5 million in the third quarter of 2018. Excluding the $4.4 million unfavorable FX impact, total Revlon segment net sales in the third quarter of 2019 decreased by $27.8 million, or 11.1%, compared to the third quarter of 2018. This decrease was primarily driven by lower net sales of Revlon color cosmetics in the mass retail channel, due to overall category declines, as well as lower net sales of Revlon ColorSilk hair color and Revlon-branded beauty tools, primarily in North America.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Revlon segment profit in the third quarter of 2019 was $7.3 million, a $29.5 million, or 80.2%, decrease, compared to $36.8 million in the third quarter of 2018. Excluding the $0.6 million unfavorable FX impact, Revlon segment profit in the third quarter of 2019 decreased by $29.0 million, or 78.8%, compared to the third quarter of 2018. This decrease was primarily driven by the Revlon segment's lower net sales described above and lower gross profit margin.
Year-to-date results:
Revlon segment net sales in the first nine months of 2019 were $716.1 million, a $20.8 million, or 2.8%, decrease, compared to $736.9 million in the first nine months of 2018. Excluding the $19.5 million unfavorable FX impact, total Revlon segment net sales in the first nine months of 2019 decreased by $1.3 million, or 0.2%, compared to the first nine months of 2018. This decrease was primarily driven by lower net sales of Revlon color cosmetics, as well as lower net sales of Revlon-branded beauty tools and Revlon ColorSilk hair color, primarily in North America, partially offset by increases in net sales of Revlon-branded hair care and professional products.
Revlon segment profit in the first nine months of 2019 was $58.5 million, a $17.1 million, or 22.6%, decrease, compared to $75.6 million in the first nine months of 2018. Excluding the $2.7 million unfavorable FX impact, Revlon segment profit in the first nine months of 2019 decreased by $14.4 million, or 19.0%, compared to the first nine months of 2018. This decrease was primarily driven by the Revlon segment's lower net sales described above and lower gross profit margin, partially offset by lower brand support expenses.
Elizabeth Arden Segment
Third quarter results:
Elizabeth Arden segment net sales in the third quarter of 2019 were $123.2 million, a $1.1 million, or 0.9%, increase, compared to $122.1 million in the third quarter of 2018. Excluding the $3.0 million unfavorable FX impact, Elizabeth Arden net sales in the third quarter of 2019 increased by $4.1 million, or 3.4%, compared to the third quarter of 2018. This increase was primarily driven by higher net sales of Elizabeth Arden Ceramide and Prevage skin care products, as well as higher net sales of certain Elizabeth Arden-branded fragrances, primarily internationally, partially offset by lower net sales of Elizabeth Arden-branded color cosmetics and certain other skin care products, primarily in North America.

Elizabeth Arden segment profit in the third quarter of 2019 was $12.5 million, a $5.9 million, or 89.4%, increase, compared to $6.6 million in third quarter of 2018. Excluding the $0.7 million unfavorable FX impact, Elizabeth Arden segment profit in the third quarter of 2019 increased by $6.5 million, or 98.5%, compared to the third quarter of 2018. This increase was primarily driven by the Elizabeth Arden segment's higher net sales described above, as well as improved gross profit margin.
Year-to-date results:
Elizabeth Arden segment net sales in the first nine months of 2019 were $352.0 million, an $18.1 million, or 5.4%, increase, compared to $333.9 million in the first nine months of 2018. Excluding the $11.7 million unfavorable FX impact, Elizabeth Arden segment net sales in the first nine months of 2019 increased by $29.8 million, or 8.9%, compared to the first nine months of 2018. This increase was primarily driven by higher net sales of Ceramide and Prevage skin care products and of certain Elizabeth Arden-branded fragrances, primarily internationally, partially offset by lower net sales of Elizabeth Arden-branded color cosmetics and certain other skin care products.

Elizabeth Arden segment profit in the first nine months of 2019 was $17.1 million, a $14.8 million increase, compared to $2.3 million in the first nine months of 2018. Excluding the $1.8 million unfavorable FX impact, Elizabeth Arden segment profit in the first nine months of 2019 increased by $16.5 million compared to the first nine months of 2018. This increase was primarily driven by the Elizabeth Arden segment's higher net sales described above.
Portfolio Segment
Third quarter results:
Portfolio segment net sales in the third quarter of 2019 were $118.2 million, a $20.2 million, or 14.6%, decrease, compared to $138.4 million in the third quarter of 2018. Excluding the $3.0 million unfavorable FX impact, total Portfolio segment net sales in the third quarter of 2019 decreased by $17.2 million, or 12.4%, compared to the third quarter of 2018. This decrease was driven primarily by the Portfolio segment's lower net sales of Almay color cosmetics, CND nail products, Pure Ice and SinfulColors color cosmetics, as well as lower net sales of local and regional brands, primarily in North America. These decreases were partially offset by higher net sales of Cutex nail care products internationally.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Portfolio segment profit in the third quarter of 2019 was $14.4 million, a $12.3 million increase compared to $2.1 million in the third quarter of 2018. Excluding the $0.5 million unfavorable FX impact, Portfolio segment profit in the third quarter of 2019 increased by $12.8 million, compared to the third quarter of 2018. This increase was primarily driven by the Portfolio segment's lower brand support expenses and distribution expenses, partially offset by the impact of the lower net sales, as described above.
Year-to-date results:
Portfolio segment net sales in the first nine months of 2019 were $354.1 million, a $66.4 million, or 15.8%, decrease, compared to $420.5 million in the first nine months of 2018. Excluding the $12.2 million unfavorable FX impact, total Portfolio segment net sales in the first nine months of 2019 decreased by $54.2 million, or 12.9%, compared to the first nine months of 2018. This decrease was driven primarily by the Portfolio segment's lower net sales of CND nail products, Almay, Pure Ice and SinfulColors color cosmetics, as well as lower net sales of local and regional brands. These decreases were partially offset by higher net sales of Cutex nail care products, American Crew men's grooming products and Mitchum anti-perspirant deodorants.
Portfolio segment profit in the first nine months of 2019 was $25.0 million, a $30.8 million increase compared to a $5.8 million segment loss in the first nine months of 2018. Excluding the $0.6 million unfavorable FX impact, Portfolio segment profit in the first nine months of 2019 increased by $31.4 million compared to the first nine months of 2018. This increase was primarily driven by the Portfolio segment's lower brand support expenses and distribution expenses, partially offset by lower net sales, as described above, and lower gross profit margin.
Fragrances Segment
Third quarter results:
Fragrances segment net sales in the third quarter of 2019 were $138.1 million, a $7.3 million, or 5%, decrease, compared to $145.4 million in the third quarter of 2018. Excluding the $1.7 million unfavorable FX impact, total Fragrances segment net sales in the third quarter of 2019 decreased by $5.6 million, or 3.9%, compared to the third quarter of 2018. This decrease was driven primarily by lower net sales due to the ongoing overall weakness in the mass retail channel, including certain retail store closures, partially offset by higher net sales attributable to certain product launches in 2019 in North America.
Fragrances segment profit in the third quarter of 2019 was $34.2 million, a $7.3 million, or 27.1%, increase, compared to $26.9 million in the third quarter of 2018. Excluding the $0.4 million unfavorable FX impact, Fragrances segment profit in the third quarter of 2019 increased by $7.7 million, or 28.6%, compared to the third quarter of 2018. This increase was primarily driven by the Fragrances segment's lower brand support expenses and distribution costs, as well as improved gross profit margin, partially offset by the segment's lower net sales.
Year-to-date results:
Fragrances segment net sales in the first nine months of 2019 were $298.0 million, a $33.6 million, or 10.1%, decrease, compared to $331.6 million in the first nine months of 2018. Excluding the $5.6 million unfavorable FX impact, total Fragrances segment net sales in the first nine months of 2019 decreased by $28.0 million, or 8.4%, compared to the first nine months of 2018. This decrease was driven primarily by lower net sales in the Fragrances segment due to the ongoing overall weakness in the mass retail channel, including certain retail store closures in North America, partially offset by higher net sales attributable to new products launches in 2019, primarily internationally.
Fragrances segment profit in the first nine months of 2019 was $53.6 million, a $12.4 million, or 30.1%, increase, compared to $41.2 million in the first nine months of 2018. Excluding the $0.7 million unfavorable FX impact, Fragrances segment profit in the first nine months of 2019 increased by $13.1 million, or 31.8%, compared to the first nine months of 2018. This increase was primarily driven by the Fragrances segment's lower brand support expenses and distribution costs, partially offset by the impact of the segment's lower net sales.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Geographic Results:

The following tables provide a comparative summary of the Company's North America and International net sales for the periods presented:

	Three Months Ended September 30,		Change		XFX Change (a)
	2019	2018	$	%	$	%
Revlon
North America	$100.0	$123.1	$(23.1)	(18.8)%	$(23.1)	(18.8)%
International	117.3	126.4	(9.1)	(7.2)%	(4.7)	(3.7)%
Elizabeth Arden
North America	$29.5	$40.3	$(10.8)	(26.8)%	$(10.7)	(26.6)%
International	93.7	81.8	11.9	14.5%	14.8	18.1%
Portfolio
North America	$71.4	$88.1	$(16.7)	(19.0)%	$(16.7)	(19.0)%
International	46.8	50.3	(3.5)	(7.0)%	(0.5)	(1.0)%
Fragrance
North America	$98.6	$99.3	$(0.7)	(0.7)%	$(0.6)	(0.6)%
International	39.5	46.1	(6.6)	(14.3)%	(5.0)	(10.8)%
Total Net Sales	$596.8	$655.4	$(58.6)	(8.9)%	$(46.5)	(7.1)%

	Nine Months Ended September 30,		Change		XFX Change (a)
	2019	2018	$	%	$	%
Revlon
North America	$367.9	$388.2	$(20.3)	(5.2)%	$(19.5)	(5.0)%
International	348.2	348.7	(0.5)	(0.1)%	18.2	5.2%
Elizabeth Arden
North America	$83.9	$96.2	$(12.3)	(12.8)%	$(11.5)	(12.0)%
International	268.1	237.7	30.4	12.8%	41.3	17.4%
Portfolio
North America	$214.5	$264.8	$(50.3)	(19.0)%	$(49.9)	(18.8)%
International	139.6	155.7	(16.1)	(10.3)%	(4.3)	(2.8)%
Fragrances
North America	$198.4	$216.9	$(18.5)	(8.5)%	$(18.3)	(8.4)%
International	99.6	114.7	(15.1)	(13.2)%	(9.7)	(8.5)%
Total Net Sales	$1,720.2	$1,822.9	$(102.7)	(5.6)%	$(53.7)	(2.9)%
(a) XFX excludes the impact of foreign currency fluctuations.

Revlon Segment

Third quarter results:

North America

In North America, Revlon segment net sales in the third quarter of 2019 decreased by $23.1 million, or 18.8%, to $100.0 million, compared to $123.1 million in the third quarter of 2018. This decrease was primarily due to the Revlon segment's lower net sales of Revlon color cosmetics, as well as lower net sales of Revlon-branded beauty tools and Revlon ColorSilk hair color, within the U.S. mass retail channel.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

International

Internationally, Revlon segment net sales in the third quarter of 2019 decreased by $9.1 million, or 7.2%, to $117.3 million, compared to $126.4 million in the third quarter of 2018. Excluding the $4.4 million unfavorable FX impact, Revlon segment International net sales in the third quarter of 2019 decreased by $4.7 million, or 3.7%, compared to the third quarter of 2018. This decrease was driven by the Revlon segment's lower net sales of Revlon ColorSilk hair color and Revlon color cosmetics, within the Company's EMEA and Latin America regions.

Year-to-date results:

North America

In North America, Revlon segment net sales in the first nine months of 2019 decreased by $20.3 million, or 5.2%, to $367.9 million, compared to $388.2 million in the first nine months of 2018. Excluding the $0.8 million unfavorable FX impact, Revlon segment net sales in North America in the first nine months of 2019 decreased by $19.5 million, or 5%, compared to the first nine months of 2018. This decrease was primarily due to the Revlon segment's lower net sales of Revlon color cosmetics, as well as lower net sales of Revlon-branded beauty tools and Revlon ColorSilk hair color, partially offset by higher net sales of Revlon-branded hair care products within the U.S. mass retail channel.

International

Internationally, Revlon segment net sales in the first nine months of 2019 decreased by $0.5 million, or 0.1%, to $348.2 million, compared to $348.7 million in the first nine months of 2018. Excluding the $18.7 million unfavorable FX impact, Revlon segment International net sales in the first nine months of 2019 increased by $18.2 million, or 5.2%, compared to the first nine months of 2018. This increase was driven primarily by the Revlon segment's higher net sales of Revlon color cosmetics, primarily within the Company's Pacific and Latin America regions, due mainly to improved service levels at the Oxford, N.C. facility, and higher net sales of Revlon-branded hair-care professional products, following new product launches in Europe.

Elizabeth Arden Segment

Third quarter results:

North America

In North America, Elizabeth Arden segment net sales in the third quarter of 2019 decreased by $10.8 million, or 26.8%, to $29.5 million, compared to $40.3 million in the third quarter of 2018. Excluding the $0.1 million unfavorable FX impact, Elizabeth Arden segment net sales in North America in the third quarter of 2019 decreased by $10.7 million, or 26.6%, compared to the third quarter of 2018. This decrease was primarily due to the Elizabeth Arden segment's decrease in net sales driven by certain retail store closures, partially offset by the segment's higher net sales of Ceramide skin care products.

International

Internationally, Elizabeth Arden segment net sales in the third quarter of 2019 increased by $11.9 million, or 14.5%, to $93.7 million, compared to $81.8 million in the third quarter of 2018. Excluding the $2.9 million unfavorable FX impact, Elizabeth Arden segment International net sales in the third quarter of 2019 increased by $14.8 million, or 18.1%, compared to the third quarter of 2018. This increase was driven primarily by the Elizabeth Arden segment's higher net sales of Ceramide and Prevage skin care products, and of certain Elizabeth Arden-branded fragrance brands, within the Company's Asia region, particularly in China, and in the Travel Retail business.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Year-to-date results:

North America

In North America, Elizabeth Arden segment net sales in the first nine months of 2019 decreased by $12.3 million, or 12.8%, to $83.9 million, compared to $96.2 million in the first nine months of 2018. Excluding the $0.8 million unfavorable FX impact, Elizabeth Arden segment net sales in North America in the first nine months of 2019 decreased by $11.5 million, or 12%, compared to the first nine months of 2018. This decrease was driven primarily by the Elizabeth Arden segment's lower net sales of certain other Elizabeth Arden-branded skin care and color cosmetics products resulting from certain retail store closures, partially offset primarily by higher net sales of the segment's Ceramide skin care brand.

International

Internationally, Elizabeth Arden segment net sales in the first nine months of 2019 increased by $30.4 million, or 12.8%, to $268.1 million, compared to $237.7 million in the first nine months of 2018. Excluding the $10.9 million unfavorable FX impact, Elizabeth Arden segment International net sales in the first nine months of 2019 increased by $41.3 million, or 17.4%, compared to the first nine months of 2018. This increase was driven primarily by higher net sales of the Elizabeth Arden segment's Ceramide and Prevage skin care products, primarily within the Company's Asia region, particularly in China, and in the Travel Retail business, as well as higher net sales of certain Elizabeth Arden fragrance brands. These increases were partially offset by lower net sales of Elizabeth Arden-branded color cosmetics products.

Portfolio Segment

Third quarter results:

North America

In North America, Portfolio segment net sales in the third quarter of 2019 decreased by $16.7 million, or 19%, to $71.4 million, compared to $88.1 million in the third quarter of 2018. This decrease was primarily driven by the Portfolio segment's lower net sales of Almay and Pure Ice color cosmetics, Mitchum anti-perspirant deodorants and CND nail products, mainly due to declines in the mass retail channel, as well as lower net sales of local and regional brands.

International

Internationally, Portfolio segment net sales in the third quarter of 2019 decreased by $3.5 million, or 7%, to $46.8 million, compared to $50.3 million in the third quarter of 2018. Excluding the $3.0 million unfavorable FX impact, Portfolio segment International net sales decreased by $0.5 million, or 1%, in the third quarter of 2019, compared to the third quarter of 2018. This decrease was primarily driven by the Portfolio segment's lower net sales of CND nail care products, primarily in the Company's EMEA region, as well as lower net sales of local and regional brands. These decreases were partially offset by the segment's higher net sales of Mitchum anti-perspirant deodorants and of Cutex nail care products, primarily in the EMEA region.
Year-to-date results:
North America

In North America, Portfolio segment net sales in the first nine months of 2019 decreased by $50.3 million, or 19%, to $214.5 million, as compared to $264.8 million in the first nine months of 2018. Excluding the $0.4 million unfavorable FX impact, Portfolio segment net sales in North America in the first nine months of 2019 decreased by $49.9 million, or 18.8%, compared to the first nine months of 2018. This decrease was driven primarily by the Portfolio segment's lower net sales of Almay color cosmetics and of CND nail products, as well as lower net sales of Pure Ice and SinfulColors color cosmetics, local and regional brands and Mitchum anti-perspirant deodorants. These decreases were partially offset by higher net sales of American Crew men's grooming products.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

International

Internationally, Portfolio segment net sales in the first nine months of 2019 decreased by $16.1 million, or 10.3%, to $139.6 million, compared to $155.7 million in the first nine months of 2018. Excluding the $11.8 million unfavorable FX impact, Portfolio segment International net sales decreased by $4.3 million, or 2.8%, in the first nine months of 2019, compared to the first nine months of 2018. This decrease was driven primarily by the Portfolio segment's lower net sales of local and regional brands and of CND nail products, primarily in the Company's EMEA region, partially offset by higher net sales of Mitchum anti-perspirant deodorants in the EMEA region, and higher net sales of Cutex nail care products primarily in Latin America.

Fragrances Segment

Third quarter results:

North America

In North America, Fragrances segment net sales in the third quarter of 2019 decreased by $0.7 million, or 0.7%, to $98.6 million, as compared to $99.3 million in the third quarter of 2018. Excluding the $0.1 million unfavorable FX impact, Fragrances segment North America net sales decreased by $0.6 million, or 0.6%, in the third quarter of 2019, compared to the third quarter of 2018, primarily driven by the segment's lower net sales in the mass retail channel, as well as certain retail store closures in the prestige channel, partially offset by the effect of certain product launches.

International

Internationally, Fragrances segment net sales in the third quarter of 2019 decreased by $6.6 million, or 14.3%, to $39.5 million, compared to $46.1 million in the third quarter of 2018. Excluding the $1.6 million unfavorable FX impact, Fragrances segment International net sales decreased by $5.0 million, or 10.8%, in the third quarter of 2019, compared to the third quarter of 2018, primarily due to the Fragrances segment's lower net sales of certain licensed fragrance brands in the mass retail channel.
Year-to-date results:
North America

In North America, Fragrances segment net sales in the first nine months of 2019 decreased by $18.5 million, or 8.5%, to $198.4 million, as compared to $216.9 million in the first nine months of 2018. Excluding the $0.2 million unfavorable FX impact, Fragrances segment net sales in North America in the first nine months of 2019 decreased by $18.3 million, or 8.4%, compared to the first nine months of 2018. This decrease was primarily driven by the Fragrances segment's lower net sales due to weakness in the mass retail channel, as well as certain retail store closures in the prestige channel.

International

Internationally, Fragrances segment net sales in the first nine months of 2019 decreased by $15.1 million, or 13.2%, to $99.6 million, compared to $114.7 million in the first nine months of 2018. Excluding the $5.4 million unfavorable FX impact, Fragrances segment International net sales decreased by $9.7 million, or 8.5%, in the first nine months of 2019, compared to the first nine months of 2018, primarily due to the Fragrances segment's lower net sales of certain licensed fragrance brands primarily in the mass retail channel, partially offset by new product launches in the Company's EMEA region.

Gross profit:
The table below shows the Company's gross profit and gross margin for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Gross profit	$327.8	$350.4	$(22.6)	$969.5	$1,015.7	$(46.2)
Percentage of net sales	54.9%	53.5%	1.4%	56.4%	55.7%	0.7%

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Third quarter results:

Gross profit decreased by $22.6 million in the third quarter of 2019, as compared to the third quarter of 2018. Unfavorable sales volume decreased gross profit in the third quarter of 2019 by approximately $21 million, compared to the third quarter of 2018, with no impact on gross margin. Gross profit as a percentage of net sales (i.e., gross margin) in the third quarter of 2019 increased by 1.4% compared to the third quarter of 2018. The drivers of the gross margin in the third quarter of 2019, as compared to the third quarter of 2018, primarily included:

•
the impact of additional costs related to the service level disruptions at the Company's Oxford, N.C. manufacturing facility in the third quarter of 2018, which did not occur in the third quarter of 2019, resulting in increased gross margin by approximately 5 percentage points;

•	cost reductions and savings associated with the Company's cost optimization initiatives, which increased gross margin by approximately 3.2 percentage points; and

•	lower inventory obsolescence reserves, which increased gross margin by 1.2 percentage points;
with the foregoing offset primarily by:
•higher sales allowances and returns, which decreased gross margin by approximately 6 percentage points; and
•unfavorable FX impacts, which decreased gross margin by 2.1 percentage points.

Year-to-date results:

Gross profit decreased by $46.2 million in the first nine months of 2019, as compared to the first nine months of 2018. Unfavorable sales volume decreased gross profit in the first nine months of 2019 by approximately $26 million, compared to the first nine months of 2018, with no impact on gross margin. Gross profit as a percentage of net sales (i.e., gross margin) in the first nine months of 2019 increased by 0.7 percentage points, as compared to the first nine months of 2018. The drivers of the increase in gross margin in the first nine months of 2019, as compared to the first nine months of 2018, primarily included:

•
the impact of additional costs related to the service level disruptions at the Company's Oxford, N.C. manufacturing facility in the first nine months of 2018, which did not occur in the first nine months of 2019, resulting in increased gross margin of 4.3 percentage points; and

•	lower inventory obsolescence reserves, which increased gross margin by 0.4 percentage points;
with the foregoing partially offset primarily by:
•unfavorable FX impacts, which decreased gross margin by 3.1 percentage points; and
•the impact of tariffs, which decreased gross margin by approximately 1 percentage point.

SG&A expenses:
The table below shows the Company's SG&A expenses for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
SG&A expenses	$308.1	$340.8	$(32.7)	$973.2	$1,087.1	$(113.9)

SG&A expenses decreased by $32.7 million in the third quarter of 2019, compared to the third quarter of 2018, primarily driven by:

•
lower general and administrative expenses of approximately $24 million, driven by lower costs in the third quarter of 2019 primarily associated with the Company's cost optimization initiatives and lower incentive compensation;

•	favorable FX impact of approximately $5 million; and

•	lower distribution expenses of approximately $3 million, driven by the net sales decline.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

SG&A expenses decreased by $113.9 million in the first nine months of 2019, compared to the first nine months of 2018, primarily driven by:

•
a decrease of approximately $48 million in brand support expenses, driven by planned lower activity in the first nine months of 2019, primarily in North America and within the Portfolio segment and, to a lesser extent, the Revlon and Fragrances segments;

•
lower general and administrative expenses of approximately $41 million, primarily associated with the Company's cost optimization initiatives and lower incentive compensation in the first nine months of 2019 and higher costs in the first nine months of 2018 associated with the departure of certain executives; and

•	favorable FX impact of approximately $23 million.

Acquisition and Integration Costs:
The table below shows the Company's acquisition and integration costs for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Acquisition Costs	$—	$—	$—	$—	$0.1	$(0.1)
Integration Costs	0.1	3.4	(3.3)	0.7	11.9	(11.2)
Total acquisition and integration costs	$0.1	$3.4	$(3.3)	$0.7	$12.0	$(11.3)

The Company incurred $0.1 million and $3.4 million of acquisition and integration costs in the third quarter of 2019 and 2018, respectively, primarily related to the Company's integration of Elizabeth Arden's operations into the Company's business, including professional fees and employee-related costs.
The Company incurred $0.7 million and $12 million of acquisition and integration costs in the first nine months of 2019 and 2018, respectively, primarily related to the Company's integration of Elizabeth Arden's operations into the Company's business, including professional fees and employee-related costs.

Restructuring charges and other, net:
The table below shows the Company's restructuring charges and other, net for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Restructuring charges and other, net	$2.9	$3.9	$(1.0)	$11.6	$13.9	$(2.3)

Restructuring charges and other, net decreased $1 million and $2.3 million during the three and nine months ended September 30, 2019, respectively, compared to the prior periods of 2018, primarily due to adjustments to previously accrued charges in connection with the Company's restructuring programs. A discussion of the Company's restructuring charges in relation to its restructuring initiatives follows.
2018 Optimization Program
During 2018, the Company announced a new 2018 Optimization Program designed to streamline the Company’s operations, reporting structures and business processes, with the objective of maximizing productivity and improving profitability, cash flows and liquidity. During the third quarter of 2019, the Company recorded $5.9 million of restructuring and related charges under the 2018 Optimization Program consisting of: (i) $3.7 million of severance, personnel benefits and other restructuring costs; and (ii) $2.2 million of other restructuring-related charges that were recorded within SG&A and cost of sales. During the first nine months of 2019, the Company recorded $28.1 million of restructuring and related charges under the 2018 Optimization Program consisting of: (i) $12.5 million of severance, personnel benefits and other restructuring costs; and (ii) $15.6 million of other restructuring-related charges that were recorded within SG&A and cost of sales. The Company expects to recognize approximately $30 million to $40 million of total pre-tax restructuring and related charges under the 2018 Optimization Program, consisting of employee-related costs, such as severance, pension and other termination costs, as well as other related charges and approximately $10 million of additional capital expenditures. The Company expects that approximately 85% of these restructuring and related charges will

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

be paid in cash, of which approximately $15.8 million were paid through September 30, 2019. Substantially all of the remaining balance is expected to be paid by the end of 2019, with any residual amount to be paid in 2020. The Company currently projects that the 2018 Optimization Program will result in between $90 million and $95 million of in-year cost reductions during 2019, of which approximately $65 million had been realized as of September 30, 2019, and annualized cost reductions in the range of approximately $125 million to $150 million by the end of 2019.  Approximately half of the annualized cost reductions are expected to be realized within cost of sales and the remainder in selling, general and administrative expenses.

EA Integration Restructuring Program
The EA Integration Restructuring Program was substantially completed by December 31, 2018 and the Company expects to incur limited further charges under this program, primarily related to its exit from certain leased spaces. During the three and nine months ended September 30, 2019, the Company recorded $0.4 million related to restructuring and related actions under the EA Integration Restructuring Program. As of September 30, 2019, the Company had recognized a total of $82.6 million of pre-tax restructuring and related charges consisting of: (i) $72.6 million of employee-related costs, including severance, retention and other contractual termination benefits; (ii) $5.1 million of lease termination costs; and (iii) $4.9 million of other related charges. The Company expects that cash payments will total $80 million to $85 million in connection with the EA Integration Restructuring Charges, of which $72 million were paid through September 30, 2019, with substantially all of the remaining balance expected to be paid by the end of 2020.
For further information on EA Integration Restructuring Program, the 2018 Optimization Program and on the Company's other restructuring initiatives, see Note 2, "Restructuring Charges," to the Unaudited Consolidated Financial Statements in this Form 10-Q.
During the three and nine months ended 2018, the Company recorded $3.9 million and $13.9 million, respectively, of charges primarily related to the EA Integration Restructuring Program.

Interest expense:
The table below shows the Company's interest expense for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Interest expense	$50.2	$46.4	$3.8	$145.7	$129.1	$16.6
The $3.8 million increase in interest expense in the third quarter of 2019, as compared to the third quarter of 2018, was primarily due to higher average interest rates and higher debt balances primarily from the 2019 Term Loan Facility entered into in August 2019.
The $16.6 million increase in interest expense in nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily due to higher average interest rates and higher debt balances resulting from the 2019 Term Loan Facility entered into in August 2019, the 2018 Foreign Asset-Based Term Facility entered into during the third quarter of 2018, as well as higher borrowings under the Amended 2016 Revolving Credit Facility.
Please refer to "Financial Condition, Liquidity and Capital Resources - Long-Term Debt Instruments" in Item 2 of this Form 10-Q for further information.

Foreign currency losses (gains), net:
The table below shows the Company's foreign currency losses, net for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Foreign currency losses, net	$7.6	$1.1	$6.5	$9.0	$10.7	$(1.7)
The $7.6 million in foreign currency losses, net, during the third quarter of 2019, compared to $1.1 million in foreign currency losses, net, during the third quarter of 2018, was primarily driven by the net unfavorable impact of the revaluation of certain U.S. Dollar denominated intercompany payables and foreign currency denominated receivables.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

The $9 million in foreign currency losses, net, during the nine months ended September 30, 2019, compared to $10.7 million in foreign currency losses, net, during the nine months ended September 30, 2018, was primarily driven by the net favorable impact of the revaluation of certain U.S. Dollar denominated intercompany payables and foreign currency denominated receivables.

Provision for income taxes:
The table below shows the Company's benefit from income taxes for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Benefit from income taxes	$(2.1)	$(38.7)	$36.6	$(3.2)	$(43.1)	$39.9
For the three and nine months ended September 30, 2019, the Company used the cut-off method to calculate the interim effective tax rate for all jurisdictions, because the annual rate method would not be reliable due to its sensitivity to minimal changes in forecasted annual pre-tax earnings. For the three and nine months ended September 30, 2018, the tax rate at the end of the period was calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year.
The Company recorded a benefit from income taxes of $2.1 million for the three months ended September 30, 2019 and a benefit from incomes taxes of $38.7 million for the three months ended September 30, 2018, respectively. The $36.6 million decrease in the Company's benefit from income taxes, of which $34.3 million was non-cash, was primarily due to: (i) the decreased loss from continuing operations before income taxes; (ii) the mix and level of earnings; (iii) the impact of the 2017 Tax Act mainly due to an adjustment in the third quarter of 2018 related to a new U.S. Treasury regulation issued in September 2018.
The Company recorded a benefit from income taxes of $3.2 million for the nine months ended September 30, 2019 and a benefit from income taxes of $43.1 million for the nine months ended September 30, 2018. The $39.9 million decrease in the benefit from income taxes, of which $34.3 million was non-cash, was primarily due to: (i) the decreased loss from continuing operations before income taxes; (ii) the mix and level of earnings; (iii) the impact of the 2017 Tax Act mainly due to an adjustment in the third quarter of 2018 related to a new U.S. Treasury regulation issued in September 2018. For a further discussion, see Note 13, "Income Taxes," to the Unaudited Consolidated Financial Statements in this Form 10-Q, as well as Note 15, "Income Taxes," to the Consolidated Financial Statements in the Company's 2018 Form 10-K and Item 1A. “Risk Factors-Uncertainties in the interpretation and application of the U.S. income tax provisions could have a material impact on the Company's financial condition, results of operations and/or cash flows” in the Company's 2018 Form 10-K.
The Company's effective tax rate for the three months and nine months ended September 30, 2019 was lower than the federal statutory rate of 21%, primarily due to the valuation allowance related to the limitation on the deductibility of interest and the U.S. tax on the Company's foreign earnings.
The Company expects that its tax provision and effective tax rate in any individual quarter and year-to-date period will vary and may not be indicative of the Company's tax provision and effective tax rate for the full year.
The Company concluded that, based on its evaluation of objective verifiable evidence, it does not require a valuation allowance on its federal deferred tax assets, other than those associated with the limitation on the deductibility of interest. The Company does have a valuation allowance on deferred tax assets associated with its activity in certain U.S. states and foreign jurisdictions. These conclusions regarding the establishment of valuation allowances on the Company's deferred tax assets as of the nine months ended September 30, 2019 are consistent with the Company's conclusions on such matters as of the year ended December 31, 2018. However, if the Company does not generate sufficient taxable income in future periods, its deferred tax assets may not be realizable on a more-likely-than-not basis, which would result in the Company having to establish an additional valuation allowance against its deferred tax assets. The Company will continue to assess all available evidence, both negative and positive, to determine whether such additional valuation allowance is warranted.
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
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Results of Operations — Products Corporation

The condensed consolidated statements of income of Products Corporation are essentially identical to the condensed consolidated statements of income of Revlon, Inc. except for the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss - Revlon, Inc.	$(44.7)	$(11.1)	$(183.5)	$(223.9)
Selling, general and administrative expenses - public company's costs	1.8	1.7	5.1	5.0
Provision for income taxes	(0.3)	(0.5)	(0.8)	(1.1)
Net loss - Products Corporation	$(43.2)	$(9.9)	$(179.2)	$(220.0)

Refer to Revlon’s “Management Discussion and Analysis of Financial Condition and Results of Operations” herein.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Financial Condition, Liquidity and Capital Resources
At September 30, 2019, the Company had a liquidity position of $166.8 million, consisting of: (i) $60.7 million of unrestricted cash and cash equivalents; (ii) $81.2 million in available borrowing capacity under Products Corporation's Amended 2016 Revolving Credit Facility (which had $348.4 million drawn at such date); (iii) $30 million in available borrowing capacity under the 2019 Senior Line of Credit Facility, which had no borrowings at such date; and less (iv) $5.1 million of outstanding checks. Under the Amended 2016 Revolving Credit Facility, as Products Corporation’s consolidated fixed charge coverage ratio ("FCCR") was greater than 1.0 to 1.0 as of September 30, 2019, all of the $81.2 million of availability under the Amended 2016 Revolving Credit Facility was available as of such date. See “Part 1, Item 2. Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations--Recent Debt Transactions” for a discussion of the Company’s credit facilities and amendments entered into during 2019.

2019 Term Loan Facility
Principal and Maturity: On August 6, 2019, Products Corporation entered into the 2019 Term Loan Facility, which is a senior secured term loan facility among certain affiliated funds, investment vehicles or accounts managed or advised by Ares Management LLC, as lender, in an initial aggregate principal amount of $200 million, and Wilmington Trust, as administrative and collateral agent. Net proceeds from the 2019 Term Loan Facility, which will be used for general corporate purposes, were approximately $188 million, after taking into account approximately $12 million of related fees and expenses. The 2019 Term Loan Facility will mature on the earliest of: (x) the fourth anniversary of the Closing Date; (y) the 180th day prior to the maturity of Products Corporation’s existing 2016 Term Loan Facility, if any loans under the 2016 Term Loan Facility remain outstanding and have not been replaced or refinanced by such date; and (z) the date of any springing maturity of the 2016 Term Loan Facility (i.e., the 91st day prior to the maturity of the 5.75% Senior Notes due February 15, 2021 if any 5.75% Senior Notes remain outstanding by such date).

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

Prepayments: The 2019 Term Loan Facility is subject to mandatory prepayments from: (i) the net proceeds from the issuance by Products Corporation or any of its restricted subsidiaries of certain additional debt; (ii) commencing with the excess cash flow calculation with respect to fiscal year ending December 31, 2020, 50% of excess cash flow, with step-downs to 25% and 0% upon achievement of certain first lien leverage ratios and reduced by voluntary prepayments of the 2019 Term Loan Facility, the 2016 Term Loan Facility and revolving loans under the Amended 2016 Revolving Credit Facility (to the extent commitments thereunder are permanently reduced); and (iii) asset sale proceeds of certain non-ordinary course asset sales or other dispositions of property that have not been reinvested to the extent in excess of certain minimum amounts (subject to an aggregate reinvestment cap of $50 million). Products Corporation may voluntarily prepay the 2019 Term Loan Facility at any time. All voluntary prepayments, certain mandatory prepayments and repayments upon acceleration after an event of default of the 2019 Term Loan Facility must be accompanied by a fee (the “Applicable Premium”) in an amount equal to: (i) prior to January 1, 2021, a make-whole amount with respect to interest payments through December 31, 2020 plus 10% of the aggregate principal amount prepaid, repaid or required to be repaid; (ii) on and after January 1, 2021, but prior to January 1, 2022, 10% of the aggregate principal amount prepaid, repaid or required to be repaid; (iii) on and after January 1, 2022, but prior to January 1, 2023, 7.5% of the aggregate principal amount prepaid, repaid or required to be repaid; or (iv) thereafter, 5% of the aggregate principal amount prepaid, repaid or required to be repaid. A 5% exit fee is also payable upon the final scheduled maturity of the 2019 Term Loan Facility or if the loans thereunder are accelerated upon an event of default. The 2019 Term Loan Agreement also contains certain customary representations, warranties and events of default.

Events of Default: The 2019 Term Loan Agreement includes customary events of default, including a cross default provision making it an event of default under the 2019 Term Loan Agreement if there is an event of default under Products Corporation’s existing 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement, the Amended 2019 Senior Line of Credit Agreement or the indentures for Products Corporation’s 5.75% Senior Notes or 6.25% Senior Notes. In addition, the lenders under the 2019 Term Loan Agreement may declare all outstanding loans under the 2019 Term Loan Agreement to be due and payable immediately upon an event of default. Under such circumstances, the lenders under the 2016 Credit Agreements, the Amended 2019 Senior Line of Credit Agreement and the 2018 Foreign Asset-Based Term Agreement may also declare all outstanding loans under such facilities to be due and payable immediately as a result of similar cross default provisions, and upon non-payment of any accelerated principal amount, the trustees or noteholders for the 5.75% Senior Notes and 6.25% Senior Notes may declare all outstanding notes to be due and payable immediately as a result of similar cross-acceleration provisions, subject to certain exceptions and limitations described in the relevant instruments.

Fees and expenses incurred in connection with consummating the 2019 Term Loan Agreement of approximately $12 million were capitalized and are being amortized to interest expense over the term of the 2019 Term Loan Agreement using the effective interest method. The aggregate principal amount outstanding under the 2019 Term Loan Facility Agreement at September 30, 2019 was $200 million.

2019 Senior Line of Credit Facility

In June 2019, Products Corporation entered into a 2019 Senior Unsecured Line of Credit Agreement (the "2019 Senior Line of Credit Agreement") providing Products Corporation with a $30 million senior unsecured line of credit (the "2019 Senior Line of Credit Facility") from MacAndrews & Forbes Group, LLC, a subsidiary of Revlon’s majority stockholder. The 2019 Senior Line of Credit Facility allows Products Corporation to request loans thereunder and to use the proceeds of such loans for working capital and other general corporate purposes until the facility matures on December 31, 2019. As of September 30, 2019, there were no borrowings outstanding under this facility. See also Part II, Item 5. Other Information, “Extension of the Maturity of the 2019 Senior Line of Credit,” regarding the Amended 2019 Senior Line of Credit Agreement.
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
The 2019 Senior Line of Credit Agreement includes customary events of default, including a cross default provision making it an event of default under the 2019 Senior Line of Credit Agreement if there exists and continues an event default under Products Corporation’s existing bank term loan and revolver credit agreements, the 2018 Foreign Asset-Based Term Agreement or the indentures for Products Corporation’s 5.75% Senior Notes or 6.25% Senior Notes. If any such event of default occurs, MacAndrews & Forbes Group, LLC may declare all outstanding loans under the 2019 Senior Line of Credit Facility to be due and payable immediately. For the three and nine months ended September 30, 2019, there were no borrowings or repayments under this facility.

Amendment No. 2 to the Amended 2016 Revolving Credit Agreement

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

The Company’s foreign operations held $57.3 million out of its total $60.7 million in cash and cash equivalents as of September 30, 2019. While the cash held by the Company’s foreign subsidiaries is primarily used to fund their operations, the Company regularly assesses its global cash needs and the available sources of cash to fund these needs, which regularly includes repatriating foreign-held cash to settle historical intercompany loans and other intercompany payables. The Company believes that it has and will have sufficient liquidity to meet its cash needs for at least the next 12 months based upon the cash generated by its operations, cash on hand, availability under the Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility and other permissible borrowings, along with the option to further settle historical intercompany loans and payables with certain foreign subsidiaries. The Company also expects to generate additional liquidity from cost reductions resulting from the implementation of the 2018 Optimization Program, which was initiated during the fourth quarter of 2018, and cost reductions generated from other cost control initiatives. See “Part 1, Item 2. Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations--Recent Debt Transactions--2019 Term Loan Facility,” “2019 Term Loan Facility” above in “Financial Condition, Liquidity and Capital Resources” and the Company’s 2018 Form 10-K, Item 1A. Risk Factors -“Restrictions and covenants in Products Corporation’s various debt instruments limit its ability to take certain actions and impose consequences in the event of failure to comply.” During the first nine months of 2019, as part of continuing to effectively manage its working capital needs, the Company continued to repatriate funds to the U.S. using tax-effective methods, such as through the settlement of historical loans and payables due from certain foreign subsidiaries.

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

Changes in Cash Flows
As of September 30, 2019, the Company had cash, cash equivalents and restricted cash of $60.9 million, compared with $87.4 million at December 31, 2018. The following table summarizes the Company’s cash flows from operating, investing and financing activities for the periods presented:

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(166.8)	$(296.7)
Net cash used in investing activities	(20.0)	(41.6)
Net cash provided by financing activities	161.6	316.6
Effect of exchange rate changes on cash and cash equivalents	(1.4)	(3.2)
Net decrease in cash, cash equivalents and restricted cash	(26.6)	(24.9)
Cash, cash equivalents and restricted cash at beginning of period	87.5	87.4
Cash, cash equivalents and restricted cash at end of period	$60.9	$62.5

Operating Activities
Net cash used in operating activities was $166.8 million and $296.7 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease in cash used in operating activities for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was primarily driven by favorable working capital changes compared to the prior year period, as well as a lower net loss, also as a result of the charges incurred in the prior year period related to the effect of the Oxford, N.C. facility disruption.

Investing Activities
Net cash used in investing activities was $20 million and $41.6 million for the nine months ended September 30, 2019 and 2018, respectively, which was entirely comprised of capital expenditures. The variance in capital expenditures was affected, among other things, by approximately $11.2 million for Elizabeth Arden integration-related investments in the prior year period.

Financing Activities
Net cash provided by financing activities was $161.6 million and $316.6 million for the nine months ended September 30, 2019 and 2018, respectively.
Net cash provided by financing activities for the nine months ended September 30, 2019 primarily included:

•	$200 million of borrowings under the 2019 Term Loan Facility;

•	$13.4 million of borrowings under the Amended 2016 Revolving Credit Facility;
with the foregoing partially offset by:

•	$22.4 million of decreases in short-term borrowings and overdraft;

•	$13.5 million of repayments under the 2016 Term Loan Facility; and

•
$13.4 million of payment of financing costs incurred in connection with consummating the 2019 Term Loan Facility in August 2019 and Amendment No. 2 to the Amended 2016 Revolving Credit Facility in March 2019.

Net cash provided by financing activities for the nine months ended September 30, 2018 primarily included:

•	$251.3 million of borrowings under the 2016 Revolving Credit Facility; and

•	$89.4 million of borrowings under the Asset-Based Term Facility;
with the foregoing partially offset by:

•	$13.5 million of repayments under the 2016 Term Loan Facility.

Long-Term Debt Instruments
See Note 8, "Long Term Debt," for information regarding Products Corporation’s 2016 Term Loan Facility, Amended 2016 Revolving Credit Facility, 2019 Term Loan Facility, 2018 Foreign Asset-Based Term Facility, Amended 2019 Senior Line of Credit Facility, 5.75% Senior Notes and 6.25% Senior Notes. For further detail regarding Products Corporation's long-term debt instruments, see Note 10, "Long-Term Debt," to the Consolidated Financial Statements in the Company's 2018 Form 10-K, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources," in the Company's 2018 Form 10-K.

Covenants
Products Corporation was in compliance with all applicable covenants under the 2016 Credit Agreements, the 2019 Term Loan Agreement, the 2018 Foreign Asset-Based Term Agreement and the 2019 Senior Line of Credit Agreement as of September 30, 2019. As of September 30, 2019, the aggregate principal amounts outstanding and availability under Products Corporation’s various revolving credit facilities were as follows:

	Commitment	Borrowing Base	Aggregate principal amount outstanding at September 30, 2019	Availability at September 30, 2019 (a)
Tranche A of the Amended 2016 Revolving Credit Facility	$400.0	$400.0	$307.5	$81.2
Tranche B of the Amended 2016 Revolving Credit Facility	41.5	40.9	40.9	—
Total Tranche A & B of the Amended 2016 Revolving Credit Facility(a)	$441.5	$440.9	$348.4	$81.2
2019 Senior Line of Credit Facility	$30.0	N/A	$—	$30.0
(a) Availability at September 30, 2019 is based upon the borrowing base then in effect of $440.9 million, less $11.3 million of outstanding undrawn letters of credit and $348.4 million then drawn. As Products Corporation’s consolidated fixed charge coverage ratio was greater than 1.0 to 1.0 as of September 30, 2019, all of the $81.2 million of availability under the Amended 2016 Revolving Credit Facility was available as of such date.

Products Corporation was in compliance with all applicable covenants under its Senior Notes Indentures as of September 30, 2019, with there being $500 million and $450 million in aggregate principal amount outstanding under the 5.75% Senior Notes and 6.25% Senior Notes, respectively, as of September 30, 2019.

Sources and Uses
The Company’s principal sources of funds are expected to be operating revenues, cash on hand and funds that may be available from time to time for borrowing under the Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility and other permissible borrowings. The 2016 Credit Agreements, the 2019 Term Loan Agreement, the Senior Notes Indentures and the 2018 Foreign Asset-Based Term Agreement contain certain provisions that by their terms limit Products Corporation's and its subsidiaries’ ability to, among other things, incur additional debt, subject to certain exceptions.
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

The Company’s cash contributions to its pension and post-retirement benefit plans in the first nine months of 2019 were $7.8 million.

The Company expects that cash contributions to its pension and post-retirement benefit plans will total approximately $12 million for 2019. The Company’s cash taxes paid in the first nine months of 2019 were $6.9 million. The Company expects to pay cash taxes totaling approximately $15 million to $20 million during 2019. For a further discussion, see Note 13, "Income Taxes," to the Unaudited Consolidated Financial Statements in this Form 10-Q, as well as Note 15, "Income Taxes," to the Consolidated Financial Statements in the Company's 2018 Form 10-K and Item 1A. “Risk Factors - Uncertainties in the interpretation and application of the U.S. income tax provisions could have a material impact on the Company's financial condition, results of operations and/or cash flows" in the Company's 2018 Form 10-K.

The Company’s purchases of permanent wall displays and capital expenditures in the first nine months of 2019 were $28.4 million and $20 million, respectively. The Company expects that purchases of permanent wall displays will total approximately $50 million to $60 million during 2019 and expects that capital expenditures will total approximately $30 million to $40 million during 2019.

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

Continuing to execute the Company’s business initiatives could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands (including, without limitation, through licensing transactions), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining the Company’s approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, including actions related to the 2018 Optimization Program. Any of these actions, the intended purpose of which would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities. Any such activities may be funded with operating revenues, cash on hand, funds that may be available from time to time under the Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility, other permissible borrowings and/or other permitted additional sources of capital, which actions could increase the Company’s total debt.

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

The Company expects that operating revenues, cash on hand and funds that may be available from time-to-time for borrowing under the Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility and other permissible borrowings will be sufficient to enable the Company to pay its operating expenses for 2019, including payments in connection with the purchase of permanent wall displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company’s restructuring programs, such as the EA Integration Restructuring Program and the 2018 Optimization Program, severance not otherwise included in the Company’s restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade. The Company also expects to generate additional liquidity from cost reductions resulting from the implementation of the 2018 Optimization Program.

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

Any such developments, if significant, could reduce the Company’s revenues and operating income and could adversely affect Products Corporation’s ability to comply with certain financial and/or other covenants under the 2016 Credit Agreements, the 2019 Term Loan Agreement, the Senior Notes Indentures and/or the 2018 Foreign Asset-Based Term Agreement and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending. (For further discussion of certain risks associated with the Company's business and indebtedness, see Item 1A. "Risk Factors" in the Company’s 2018 Form 10-K.)

Derivative Financial Instruments
Foreign Currency Forward Exchange Contracts
Products Corporation enters into foreign currency forward exchange and option contracts ("FX Contracts") from time-to-time primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. The FX Contracts in the Company's hedging program matured in December 2018. The Company did not enter into any FX Contracts during nine months ended September 30, 2019. The U.S. Dollar notional amounts of the FX Contracts outstanding at each of September 30, 2019 and December 31, 2018 were nil.

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
Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties to the Company's outstanding hedging instruments is limited to the gross fair value of the derivative instruments in asset positions, which totaled nil as of September 30, 2019 and December 31, 2018. The Company has from time to time in the past attempted to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. If applicable, the Company also periodically monitors any changes in the credit ratings of its counterparties. Given the credit standing of the counterparties that the Company has used from time to time to provide its derivative instruments, the Company believes the risk of loss arising from any non-performance by its counterparties under the derivative instruments that it has entered into from time to time would be remote.

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

REVLON, INC. AND SUBSIDIARIES

Forward-Looking Statements
This Quarterly Report on Form 10-Q for the period ended September 30, 2019, as well as the Company's other public documents and statements, may contain forward-looking statements that involve risks and uncertainties, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known and unknown factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations, plans and estimates (whether qualitative or quantitative) as to:

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

(iii)
the Company's belief that continuing to execute its business initiatives could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands (including through licensing transactions, if any), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, any of which, the intended purpose would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities, which activities may be funded with operating revenues, cash on hand, funds available under the Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility, other permissible borrowings and/or other permitted additional sources of capital, which actions could increase the Company's total debt;

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

(v)
the effect of restructuring activities, restructuring costs and charges, the timing of restructuring payments and the benefits from such activities, including, without limitation: (A) in connection with implementing the EA Integration Restructuring Program: (1) consolidating offices, eliminating certain duplicative activities and streamlining back-office support (which are designed to reduce the Company's SG&A expenses); and (2) recognizing $82.6 million of the EA Integration Restructuring Charges (all of which are expected to be cash payments), consisting of: (x) $72.6 million of employee-related costs, including severance, retention and other contractual termination benefits; (y) $5.1 million of lease termination costs; and (z) $4.9 million of other related charges; (B) the Company's 2018 Optimization Program designed to streamline the Company’s operations, reporting structures and business processes, with the objective of maximizing productivity and improving profitability, cash flows and liquidity, with the major initiatives underlying such program including: (1) optimizing its global supply chain and realizing manufacturing efficiencies and rationalizing its global warehouse network and office locations to drive greater efficiency, lower its cost base and enhance its speed-to-market capabilities for new innovations; (2) enhancing in-market execution and optimizing its commercial and organizational structures to create more efficient global and regional capabilities; and (3) reducing overhead costs and streamlining functions and workflows by leveraging technology and shared services and standardizing and simplifying its business processes, leading to greater agility and faster decision-making; (C) the Company’s expectations regarding the amount and timing of the charges and payments related to the 2018 Optimization Program, including that: (1) it will recognize approximately $30 million to $40 million of total pre-tax restructuring and related charges, consisting of employee-related costs, such as severance, pension and other termination costs, as well as related third party expenses; (2) it will incur approximately $10 million of additional capital expenditures; (3) of the restructuring charges, it recorded pre-tax restructuring charges of $28.1 million in the nine months ended September 30, 2019, related to the 2018 Optimization Program, with substantially all of the balance to be recognized in 2019; and (4) approximately 85% of the restructuring charges are to be paid in cash, with approximately $15.8 million paid through September 30, 2019, and substantially all of the remaining balance is expected to be paid by the end of 2019, with any residual amount to be paid in 2020; (D) the Company’s expectation that the actions to be implemented under the 2018 Optimization Program will be substantially completed by December 31, 2019; and (E) the Company's projections that the 2018 Optimization Program will result in between $90 million and $95 million of in-year cost reductions during 2019, of which approximately $65 million had been realized as of September 30, 2019, that the annualized cost reductions will be in the range of approximately $125 million to $150 million by the end of 2019 and that approximately half of the annualized cost reductions are expected to be realized within cost of sales and the remainder in selling, general and administrative expenses;

(vi)
the Company’s expectation that operating revenues, cash on hand and funds that may be available from time to time for borrowing under Products Corporation's Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility and other permissible borrowings will be sufficient to enable the Company to cover its operating expenses for 2019, including the cash requirements referred to in item (viii) below, and the Company's belief that (a) it has and will have sufficient liquidity to meet its cash needs for at least the next 12 months based upon the cash generated by its operations, cash on hand, availability under the Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility and other permissible borrowings, along with the option to further settle intercompany loans and payables with certain foreign subsidiaries, and that such cash resources will be further enhanced as the Company implements its 2018 Optimization Program and cost reductions generated from other cost control initiatives and (b) restrictions and/or taxes on repatriation of foreign earnings will not have a material effect on the Company's liquidity during such period;

(vii)
the Company’s expected principal sources of funds, including operating revenues, cash on hand and funds available for borrowing under Products Corporation's Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility and other permissible borrowings, as well as the availability of funds from the Company taking certain measures, including, among other things, reducing discretionary spending and the Company’s expectation to generate additional liquidity from cost reductions resulting from the implementation of the 2018 Optimization Program and from other cost reduction initiatives;

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

(xiv)
the Company’s expectations regarding its implementation of the remediation plan to address the material weakness that it identified in its internal control over financial reporting, as described in Item 4. “Controls and Procedures” of this Form 10-Q; and

(xv)	the Company’s plans to explore strategic transactions pursuant to the Strategic Review.

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

(iii)
unanticipated costs or difficulties or delays in completing projects associated with continuing to execute the Company’s business initiatives or lower than expected revenues or the inability to create value through improving the Company's financial performance as a result of such initiatives, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more brands or product lines, launching of new product lines, including higher than expected expenses, including for sales returns, for launching its new products, acquiring businesses or brands (including through licensing transactions, if any), divesting or discontinuing non-core business lines (which may include exiting certain territories or converting the Company's go-to-trade structure in certain countries to other business models), further refining its approach to retail merchandising and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company’s manufacturing, sourcing, supply chain or organizational size and structure (including difficulties or delays in and/or the Company’s inability to optimally implement the EA Integration Restructuring Program and/or the 2018 Optimization Program and/or less than expected benefits from such programs and/or more than expected costs in implementing such programs, which could cause the Company not to realize the projected cost reductions), as well as the unavailability of cash generated by operations, cash on hand and/or funds under the Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility, other permissible borrowings and/or from other permissible additional sources of capital to fund such potential activities, as well as the unavailability of funds due to potential mandatory repayment obligations under the 2018 Foreign Asset-Based Term Facility;

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

(vi)
lower than expected operating revenues, cash on hand and/or funds available under the Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility and/or other permissible borrowings or generated from cost reductions related to the 2018 Optimization Program and/or other cost control initiatives; higher than anticipated operating expenses, such as referred to in clause (viii) below; and/or less than anticipated cash generated by the Company's operations or unanticipated restrictions or taxes on repatriation of foreign earnings;

(vii)
the unavailability of funds under Products Corporation's Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility and/or other permissible borrowings; the unavailability of funds under the 2018 Foreign Asset-Based Term Facility, such as due to reductions in the applicable borrowing base that could require certain mandatory prepayments; the unavailability of funds from difficulties, delays in or the Company's inability to take other measures, such as reducing discretionary spending and/or less than expected liquidity from cost reductions resulting from the implementation of the 2018 Optimization Program and from other cost reduction initiatives;

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

(xiv)
difficulties or delays that could affect the Company's ability to effectively implement the remediation plan, in whole or in part, to address the material weakness that it identified in its internal control over financial reporting, as described in Item 4. "Controls and Procedures" of this Form 10-Q; and/or

(xv)
difficulties or delays that could affect the Company's ability to consummate one or more transactions pursuant to the Strategic Review, such as due to the Company’s respective businesses experiencing disruptions due to transaction-related uncertainty or other factors.

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

Item 5. Other Information

Extension of the Maturity of the 2019 Senior Line of Credit

On November 7, 2019, Products Corporation and MacAndrews & Forbes Group, LLC, Revlon’s majority stockholder, entered into the Amended and Restated 2019 Senior Unsecured Line of Credit Agreement (the “Amended 2019 Line of Credit Agreement”) to extend the maturity of the 2019 Senior Line of Credit Agreement entered into on June 27, 2019 by 1-year, expiring December 31, 2020. As of September 30, 2019 and as of the November 7, 2019 extension date, there were no borrowings outstanding under this facility. As of September 30, 2019, MacAndrews & Forbes Group, LLC and its affiliates beneficially owned 46,223,321 shares of Revlon’s Class A common stock, representing approximately 87.2% of Revlon’s outstanding shares of voting capital stock as of such date. The foregoing description of the Amended 2019 Line of Credit Agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which is incorporated by reference into this Form 10-Q as Exhibit 4.1.

Appointment of Mitra Hormozi, Esq. as a Revlon Director

Effective November 7, 2019, Revlon’s Board of Directors appointed Mitra Hormozi, Esq. to serve as a member of Revlon’s Board of Directors. Ms. Hormozi previously served as the Company’s Executive Vice President and General Counsel from April 2015 to July 2019, responsible for overseeing the Company’s worldwide legal affairs. Ms. Hormozi also acted as the Company’s Interim Chief Human Resources Officer from October 2018 to February 2019. Prior to joining the Company in April 2015, Ms. Hormozi was a litigation partner at two major law firms from 2011 to 2015 and previously served as Deputy Chief of Staff to then New York State Attorney General, Andrew Cuomo. Ms. Hormozi also served as an Assistant United States Attorney prosecuting high-profile complex racketeering cases in the Eastern District of New York. Since December 2018, Ms. Hormozi has served as a director of Athene Holding Ltd. (including one or more of its U.S. subsidiaries), which is a NYSE-listed company that offers and reinsures retirement savings products. With her background, Ms. Hormozi has extensive experience in both the public and private sectors of the legal field, as well as senior executive and business experience, governmental experience, public company board experience, combined with in-depth knowledge of the Company. Ms. Hormozi also currently sits on The New York State Commission on Legislative, Judicial, & Executive Compensation. Ms. Hormozi received a Bachelor of Arts in history from the University of Michigan and a Juris Doctor from the New York University School of Law.

In November 2019, the Company and Ms. Hormozi entered into a consulting agreement (the “Consulting Agreement”), pursuant to which Ms. Hormozi will assist in transitioning oversight of the Company’s worldwide legal affairs to her successor. In exchange for performing these advisory services, the Company will pay Ms. Hormozi a fee of $250,000 per year and she will continue to remain eligible to be paid her 2019 annual bonus award and vest in her outstanding LTIP awards, in each case on a pro-rated basis and subject to the Company’s achievement of its applicable performance objectives (supplemental to the Board’s compensation program for non-employee directors). The term of the Consulting Agreement expires on December 31, 2020, subject to earlier termination by either party on at least 30 days’ notice, among other standard termination rights. The foregoing description of the Consulting Agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which is incorporated by reference into this Form 10-Q as Exhibit 10.2.

REVLON, INC. AND SUBSIDIARIES

Item 6. Exhibits

*4.1	Amended and Restated Senior Unsecured Line of Credit Agreement, dated as of November 7, 2019, between Products Corporation, as borrower, and MacAndrews & Forbes Group, LLC, as lender.
4.2
Term Loan Agreement, dated as of August 6, 2019, by and among Products Corporation, Revlon (solely for the purposes set forth therein), certain lenders party thereto and Wilmington Trust, National Association ("Wilmington Trust"), as administrative agent and collateral agent (incorporated by reference to Exhibit 4.2 to Revlon's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019 filed with the SEC on August 8, 2019 (the "Revlon Q2 2019 Form 10-Q")).

4.3
Term Loan Guarantee and Collateral Agreement, dated as of August 6, 2019, made by each of the signatories thereto in favor of Wilmington Trust, as collateral agent, for the benefit of the Secured Parties under the Term Loan Agreement (incorporated by reference to Exhibit 4.3 to the Revlon Q2 2019 Form 10-Q).

4.4
Holdings Term Loan Guarantee and Pledge Agreement, dated as of August 6, 2019, made by Revlon in favor of Wilmington Trust, as collateral agent, for the benefit of the Secured Parties under the Term Loan Agreement (incorporated by reference to Exhibit 4.4 to the Revlon Q2 2019 Form 10-Q).

4.5
First Lien Pari Passu Intercreditor Agreement, dated as of August 6, 2019, between Revlon, Products Corporation, certain subsidiaries of Products Corporation party thereto from time to time, Wilmington Trust, as administrative agent and collateral agent, and Citibank, N.A. (incorporated by reference to Exhibit 4.5 to the Revlon Q2 2019 Form 10-Q).

4.6
BrandCo Guarantee and Security Agreement, dated as of August 6, 2019, made by each of the signatories thereto in favor of Wilmington Trust, as administrative agent, for the benefit of the Secured Parties under the Term Loan Agreement (incorporated by reference to Exhibit 4.6 to the Revlon Q2 2019 Form 10-Q).

4.7
Intellectual Property License Agreement, dated as of August 6, 2019, made between Beautyge II, LLC, Products Corporation and other signatories thereto (incorporated by reference to Exhibit 4.7 to the Revlon Q2 2019 Form 10-Q).

10.1	Amendment dated as of September 5, 2019 to the Fourth Amended and Restated Revlon, Inc. Stock Plan (incorporated by reference to Exhibit 10.1 to the Revlon Q3 2019 Form 10-Q).
10.2	Consulting Agreement, dated as of November 7, 2019, by and among Revlon, Products Corporation and Mitra Hormozi, Esq. (incorporated by reference to Exhibit 10.2 to the Revlon Q3 2019 Form 10-Q).
*31.1	Certification of Debra Perelman, Chief Executive Officer, dated November 8, 2019, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Victoria Dolan, Chief Financial Officer, dated November 8, 2019, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
**32.1	Certification of Debra Perelman, Chief Executive Officer, dated November 8, 2019, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Victoria Dolan, Chief Financial Officer, dated November 8, 2019, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*Filed herewith.
**Furnished herewith.

S I G N A T U R E S
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2019

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