Form 10-Q
period 2020-06-30
REVLON CONSUMER PRODUCTS CORP
filed 2020-08-06
CIK 890547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act).

Revlon, Inc.	Yes	☐	No ☒
Revlon Consumer Products Corporation	Yes	☐	No ☒

Number of shares of common stock outstanding as of June 30, 2020:

Revlon, Inc. Class A Common Stock:	53,326,315
Revlon Consumer Products Corporation Common Stock:	5,260

At such date, (i) 46,223,321 shares of Revlon, Inc. Class A Common Stock were beneficially owned by MacAndrews & Forbes Incorporated and certain of its affiliates; and (ii) all shares of Revlon Consumer Products Corporation ("Products Corporation") Common Stock were held by Revlon, Inc.

Products Corporation meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q as, among other things, all of Products Corporation's equity securities are owned directly by Revlon, Inc., which is a reporting company under the Securities Exchange Act of 1934, as amended, and which filed with the SEC on August 6, 2020 all of the material required to be filed pursuant to Section 13, 14 or 15(d) thereof. Products Corporation is therefore filing this Form 10-Q with a reduced disclosure format applicable to Products Corporation.

2

REVLON, INC. AND SUBSIDIARIES

REVLON, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$338.5	$104.3
Trade receivables, less allowance for doubtful accounts of $12.6 and $11.4 as of June 30, 2020 and December 31, 2019, respectively	288.3	423.4
Inventories	511.2	448.4
Prepaid expenses and other assets	144.9	135.3
Total current assets	1,282.9	1,111.4
Property, plant and equipment, net of accumulated depreciation of $508.8 and $488.1 as of June 30, 2020 and December 31, 2019, respectively	365.5	408.6
Deferred income taxes	229.2	175.1
Goodwill	562.7	673.7
Intangible assets, net of accumulated amortization and impairment of $276.3 and $226.4 as of June 30, 2020 and December 31, 2019, respectively	441.6	490.7
Other assets	117.4	121.1
Total assets	$2,999.3	$2,980.6

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Short-term borrowings	$2.6	$2.2
Current portion of long-term debt	648.3	288.0
Accounts payable	224.6	251.8
Accrued expenses and other current liabilities	378.5	414.9
Total current liabilities	1,254.0	956.9
Long-term debt	2,975.8	2,906.2
Long-term pension and other post-retirement plan liabilities	170.6	181.2
Other long-term liabilities	147.4	157.5
Stockholders’ deficiency:
Class A Common Stock, par value $0.01 per share: 900,000,000 shares authorized; 57,696,143 and 56,470,490 shares issued as of June 30, 2020 and December 31, 2019, respectively	0.5	0.5
Additional paid-in capital	1,075.4	1,071.9
Treasury stock, at cost: 1,769,665 and 1,625,580 shares of Class A Common Stock as of June 30, 2020 and December 31, 2019, respectively	(35.2)	(33.5)
Accumulated deficit	(2,353.4)	(2,012.7)
Accumulated other comprehensive loss	(235.8)	(247.4)
Total stockholders’ deficiency	(1,548.5)	(1,221.2)
Total liabilities and stockholders’ deficiency	$2,999.3	$2,980.6

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net sales	$347.6	$570.2	$800.6	$1,123.4
Cost of sales	168.6	243.9	366.4	481.7
Gross profit	179.0	326.3	434.2	641.7
Selling, general and administrative expenses	196.3	332.5	485.7	665.1
Acquisition, integration and divestiture costs	1.2	—	3.3	0.6
Restructuring charges and other, net	20.7	3.2	45.5	8.7
Impairment charges	19.8	—	144.1	—
(Gain) loss on divested assets	(0.2)	—	0.6	—
Operating loss	(58.8)	(9.4)	(245.0)	(32.7)
Other expenses:
Interest expense, net	60.9	47.8	109.3	95.5
Amortization of debt issuance costs	6.0	3.5	10.0	6.7
(Gain) loss on early extinguishment of debt, net	(11.9)	—	(11.9)	—
Foreign currency losses, net	2.3	1.2	18.9	1.4
Miscellaneous, net	20.6	4.6	16.5	5.9
Other expenses	77.9	57.1	142.8	109.5
Loss from continuing operations before income taxes	(136.7)	(66.5)	(387.8)	(142.2)
Benefit from income taxes	(9.9)	(1.2)	(47.1)	(1.1)
Loss from continuing operations, net of taxes	(126.8)	(65.3)	(340.7)	(141.1)
Income from discontinued operations, net of taxes	—	1.6	—	2.3
Net loss	$(126.8)	$(63.7)	$(340.7)	$(138.8)
Other comprehensive (loss) income:
Foreign currency translation adjustments	10.3	2.6	5.1	1.3
Amortization of pension related costs, net of tax(a)(b)	4.0	2.7	6.5	4.9
Other comprehensive (loss) income, net	14.3	5.3	11.6	6.2
Total comprehensive loss	$(112.5)	$(58.4)	$(329.1)	$(132.6)
Basic and Diluted (loss) earnings per common share:
Continuing operations	$(2.37)	$(1.23)	$(6.39)	$(2.66)
Discontinued operations	—	0.03	—	0.04
Net loss	$(2.37)	$(1.20)	$(6.39)	$(2.62)
Weighted average number of common shares outstanding:
Basic	53,471,004	53,126,700	53,319,228	53,020,633
Diluted	53,471,004	53,126,700	53,319,228	53,020,633

(a) Net of a $1.5 million tax benefit and $0.3 million of tax expense for the three months ended June 30, 2020 and 2019, respectively, and net of a $1.2 million tax benefit and $0.6 million of tax expense for the six months ended June 30, 2020 and 2019, respectively.
(b) This amount is included in the computation of net periodic benefit costs (income). See Note 10, "Pension and Post-Retirement Benefits," for additional information regarding net periodic benefit costs (income).

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(dollars in millions, except share and per share amounts)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficiency

Balance, January 1, 2020	$0.5	$1,071.9	$(33.5)	$(2,012.7)	$(247.4)	$(1,221.2)
Treasury stock acquired, at cost (a)	—	—	(0.4)	—	—	(0.4)
Stock-based compensation amortization	—	2.4	—	—	—	2.4
Net loss	—	—	—	(213.9)	—	(213.9)
Other comprehensive (loss) income, net (b)	—	—	—	—	(2.7)	(2.7)
Balance, March 31, 2020	0.5	1,074.3	(33.9)	(2,226.6)	(250.1)	(1,435.8)
Treasury stock acquired, at cost (a)	—	—	(1.3)	—	—	(1.3)
Stock-based compensation amortization	—	1.1	—	—	—	1.1
Net loss	—	—	—	(126.8)	—	(126.8)
Other comprehensive (loss) income, net (b)	—	—	—	—	14.3	14.3
Balance, June 30, 2020	$0.5	$1,075.4	$(35.2)	$(2,353.4)	$(235.8)	$(1,548.5)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficiency
Balance, January 1, 2019	$0.5	$1,063.8	$(31.9)	$(1,855.0)	$(234.2)	$(1,056.8)
Treasury stock acquired, at cost (a)	—	—	(1.6)	—	—	(1.6)
Stock-based compensation amortization	—	0.4	—	—	—	0.4
Net loss	—	—	—	(75.1)	—	(75.1)
Other comprehensive (loss) income, net (b)	—	—	—	—	0.9	0.9
Balance, March 31, 2019	0.5	1,064.2	(33.5)	(1,930.1)	(233.3)	(1,132.2)
Treasury stock acquired, at cost (a)	—	—	—	—	—	0.0
Stock-based compensation amortization	—	3.4	—	—	—	3.4
Net loss	—	—	—	(63.7)	—	(63.7)
Other comprehensive (loss) income, net (b)	—	—	—	—	5.3	5.3
Balance, June 30, 2019	$0.5	$1,067.6	$(33.5)	$(1,993.8)	$(228.0)	$(1,187.2)

(a) Pursuant to the share withholding provisions of the Fourth Amended and Restated Revlon, Inc. Stock Plan (as amended, the "Stock Plan"), the Company withheld an aggregate of 79,554 and nil shares of Revlon Class A Common Stock during the three months ended June 30, 2020 and 2019, and 94,531 and 85,607 shares of Revlon Class A Common Stock during the six months ended June 30, 2020 and 2019, respectively, to satisfy certain minimum statutory tax withholding requirements related to the vesting of restricted shares and restricted stock units ("RSUs") for certain senior executives and employees. These withheld shares were recorded as treasury stock using the cost method, at a weighted-average price per share of $11.76 and nil during the three months ended June 30, 2020 and 2019, and $13.62 and $18.86 during the six months ended June 30, 2020 and 2019, respectively, based on the closing price of Revlon Class A Common Stock as reported on the New York Stock Exchange (the "NYSE") consolidated tape on each respective vesting date, for a total of $1.2 million and nil during the three months ended June 30, 2020 and 2019, $1.6 million and $1.6 million during the six months ended June 30, 2020 and 2019, See Note 11, "Stock Compensation Plan," for details regarding restricted stock awards and RSUs under the Stock Plan.

(b) See Note 13, "Accumulated Other Comprehensive Loss," regarding the changes in the accumulated balances for each component of other comprehensive loss during the six months ended June 30, 2020 and 2019, respectively.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(340.7)	$(138.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	73.2	85.7
Foreign currency losses from re-measurement	18.9	1.4
Amortization of debt discount	0.8	0.8
Stock-based compensation amortization	3.5	3.8
Impairment charges	144.1	—
Benefit from deferred income taxes	(56.6)	(12.4)
Amortization of debt issuance costs	10.0	6.7
Loss on divested assets	0.6	—
Pension and other post-retirement cost	2.7	4.1
(Gain) loss on early extinguishment of debt, net	(11.9)	—
Paid-in-kind interest accrued on the 2020 BrandCo Facilities	1.5	—
Change in assets and liabilities:
Decrease in trade receivables	126.3	42.8
Increase in inventories	(70.6)	(36.7)
Increase in prepaid expenses and other current assets	(7.4)	(11.5)
(Decrease) increase in accounts payable	(13.3)	73.3
Decrease in accrued expenses and other current liabilities	(23.5)	(55.4)
Pension and other post-retirement plan contributions	(5.5)	(4.5)
Purchases of permanent displays	(12.7)	(20.1)
Other, net	(3.6)	19.6
Net cash used in operating activities	(164.2)	(41.2)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2.7)	(12.2)
Net cash used in investing activities	(2.7)	(12.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(7.0)	(18.8)
Borrowings under the 2020 BrandCo Facilities	880.0	—
Repurchases of the 5.75% Senior Notes	(99.6)	—
Net borrowings under the Amended 2016 Revolving Credit Facility	(22.9)	59.9
Repayment of the 2019 Term Loan Facility	(200.0)	—
Repayments under the 2018 Foreign Asset-Based Term Loan	(31.4)	—
Repayments under the 2016 Term Loan Facility	(6.9)	(9.0)
Payment of financing costs	(101.2)	(1.4)
Tax withholdings related to net share settlements of restricted stock and RSUs	(1.6)	(1.6)
Other financing activities	(1.0)	(0.5)
Net cash provided by financing activities	408.4	28.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.1)	0.5
Net increase (decrease) in cash, cash equivalents and restricted cash	239.4	(24.3)
Cash, cash equivalents and restricted cash at beginning of period (a)	104.5	87.5
Cash, cash equivalents and restricted cash at end of period (a)	$343.9	$63.2
Supplemental schedule of cash flow information:(b)
Cash paid during the period for:
Interest	$105.9	$94.8
Income taxes, net of refunds	8.0	0.6
Supplemental schedule of non-cash investing and financing activities:
Non-cash roll-up of participating lenders from the 2016 Term Loan Facility to the 2020 BrandCo Facilities	$809.8	$—
Paid-in-kind debt issuance costs capitalized to the 2020 BrandCo Facilities	29.1	—
(a) These amounts include restricted cash of $5.4 million and $0.2 million as of June 30, 2020 and 2019, respectively. The balance as of June 30, 2020 represents: (i) cash on deposit in lieu of a mandatory prepayment under the 2018 Foreign Asset-Based Term Facility; and (ii) cash on deposit to support outstanding undrawn letters of credit. The balance as of June 30, 2019 represents: (i) cash on deposit in lieu of a mandatory prepayment under the 2018 Foreign Asset-Based Term Facility; and (ii) cash on deposit to support outstanding undrawn letters of credit. These balances were included within prepaid expenses and other current assets and other assets in the Company's Unaudited Consolidated Balance Sheets as of June 30, 2020 and June 30, 2019, respectively.
(b) See Note 4, "Leases," for supplemental disclosure of non-cash financing and investing activities in relation to the lease liabilities arising from obtaining right-of-use assets following the implementation of the Financial Accounting Standards Board ("FASB"), Accounting Standard Codification ("ASC") Topic 842, Leases.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$338.5	$104.3
Trade receivables, less allowance for doubtful accounts of $12.6 and $11.4 as of June 30, 2020 and December 31, 2019, respectively	288.3	423.4
Inventories	511.2	448.4
Prepaid expenses and other assets	141.0	131.4
Receivable from Revlon, Inc.	166.8	161.2
Total current assets	1,445.8	1,268.7
Property, plant and equipment, net of accumulated depreciation of $508.8 and $488.1 as of June 30, 2020 and December 31, 2019, respectively	365.5	408.6
Deferred income taxes	211.1	158.1
Goodwill	562.7	673.7
Intangible assets, net of accumulated amortization and impairment of $276.3 and $226.4 as of June 30, 2020 and December 31, 2019, respectively	441.6	490.7
Other assets	117.4	121.1
Total assets	$3,144.1	$3,120.9
LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current liabilities:
Short-term borrowings	$2.6	$2.2
Current portion of long-term debt	648.3	288.0
Accounts payable	224.6	251.8
Accrued expenses and other current liabilities	381.6	418.2
Total current liabilities	1,257.1	960.2
Long-term debt	2,975.8	2,906.2
Long-term pension and other post-retirement plan liabilities	170.6	181.2
Other long-term liabilities	152.3	162.7
Stockholder's deficiency:
Products Corporation Preferred stock, par value $1.00 per share; 1,000 shares authorized; 546 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	54.6	54.6
Products Corporation Common Stock, par value $1.00 per share; 10,000 shares authorized; 5,260 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	1,000.0	996.5
Accumulated deficit	(2,230.5)	(1,893.1)
Accumulated other comprehensive loss	(235.8)	(247.4)
Total stockholder's deficiency	(1,411.7)	(1,089.4)
Total liabilities and stockholder's deficiency	$3,144.1	$3,120.9

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net sales	$347.6	$570.2	$800.6	$1,123.4
Cost of sales	168.6	243.9	366.4	481.7
Gross profit	179.0	326.3	434.2	641.7
Selling, general and administrative expenses	194.4	331.0	481.8	661.8
Acquisition, integration and divestiture costs	1.2	—	3.3	0.6
Restructuring charges and other, net	20.7	3.2	45.5	8.7
Impairment charges	19.8	—	144.1	—
(Gain) loss on divested assets	(0.2)	—	0.6	—
Operating income (loss)	(56.9)	(7.9)	(241.1)	(29.4)
Other expenses:
Interest expense, net	60.9	47.8	109.3	95.5
Amortization of debt issuance costs	6.0	3.5	10.0	6.7
(Gain) loss on early extinguishment of debt, net	(11.9)	—	(11.9)	—
Foreign currency losses, net	2.3	1.2	18.9	1.4
Miscellaneous, net	20.6	4.6	16.5	5.9
Other expenses	77.9	57.1	142.8	109.5
Loss from continuing operations before income taxes	(134.8)	(65.0)	(383.9)	(138.9)
Benefit from income taxes	(9.6)	(0.9)	(46.5)	(0.6)
Loss from continuing operations, net of taxes	(125.2)	(64.1)	(337.4)	(138.3)
Income (loss) from discontinued operations, net of taxes	—	1.6	—	2.3
Net loss	$(125.2)	$(62.5)	$(337.4)	$(136.0)
Other comprehensive (loss) income:
Foreign currency translation adjustments	10.3	2.6	5.1	1.3
Amortization of pension related costs, net of tax(a)(b)	4.0	2.7	6.5	4.9
Other comprehensive (loss) income, net	14.3	5.3	11.6	6.2
Total comprehensive loss	$(110.9)	$(57.2)	$(325.8)	$(129.8)

(a) Net of a $1.5 million tax benefit and $0.3 million of tax expense for the three months ended June 30, 2020 and 2019, respectively, and net of a $1.2 million tax benefit and $0.6 million of tax expense for the six months ended June 30, 2020 and 2019, respectively.
(b)This amount is included in the computation of net periodic benefit costs (income). See Note 10, "Pension and Post-Retirement Benefits," for additional information regarding net periodic benefit costs (income).

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY
(dollars in millions)

	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholder's Deficiency

Balance, January 1, 2020	$54.6	$996.5	$(1,893.1)	$(247.4)	$(1,089.4)
Stock-based compensation amortization	—	2.4	—	—	2.4
Net loss	—	—	(212.2)	—	(212.2)
Other comprehensive (loss) income, net (a)	—	—	—	(2.7)	(2.7)
Balance, March 31, 2020	54.6	998.9	(2,105.3)	(250.1)	(1,301.9)
Stock-based compensation amortization	—	1.1	—	—	1.1
Net loss	—	—	(125.2)	—	(125.2)
Other comprehensive (loss) income, net (a)	—	—	—	14.3	14.3
Balance, June 30, 2020	$54.6	$1,000.0	$(2,230.5)	$(235.8)	$(1,411.7)

	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholder's Deficiency

Balance, January 1, 2019	$54.6	$988.4	$(1,741.9)	$(234.2)	$(933.1)
Stock-based compensation amortization	—	0.4	—	—	0.4
Net loss	—	—	(73.5)	—	(73.5)
Other comprehensive (loss) income, net (a)	—	—	—	0.9	0.9
Balance, March 31, 2019	54.6	988.8	(1,815.4)	(233.3)	(1,005.3)
Stock-based compensation amortization	—	3.4	—	—	3.4
Net loss	—	—	(62.5)	—	(62.5)
Other comprehensive (loss) income, net (a)	—	—	—	5.3	5.3
Balance, June 30, 2019	$54.6	$992.2	$(1,877.9)	$(228.0)	$(1,059.1)
(a)See Note 13, "Accumulated Other Comprehensive Loss," regarding the changes in the accumulated balances for each component of other comprehensive loss during the three months ended June 30, 2020 and 2019, respectively.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(337.4)	$(136.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	73.2	85.7
Foreign currency losses from re-measurement	18.9	1.4
Amortization of debt discount	0.8	0.8
Stock-based compensation amortization	3.5	3.8
Impairment charges	144.1	—
Benefit from deferred income taxes	(55.7)	(11.6)
Amortization of debt issuance costs	10.0	6.7
Loss on divested assets	0.6	—
Pension and other post-retirement cost	2.7	4.1
(Gain) loss on early extinguishment of debt, net	(11.9)	—
Paid-in-kind interest accrued on the 2020 BrandCo Facilities	1.5	—
Change in assets and liabilities:
Decrease in trade receivables	126.3	42.8
Increase in inventories	(70.6)	(36.7)
Increase in prepaid expenses and other current assets	(13.0)	(16.4)
(Decrease) increase in accounts payable	(13.3)	73.3
Decrease in accrued expenses and other current liabilities	(22.1)	(54.1)
Pension and other post-retirement plan contributions	(5.5)	(4.5)
Purchases of permanent displays	(12.7)	(20.1)
Other, net	(3.6)	19.6
Net cash used in operating activities	(164.2)	(41.2)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2.7)	(12.2)
Net cash used in investing activities	(2.7)	(12.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(7.0)	(18.8)
Borrowings under the 2020 BrandCo Facilities	880.0	—
Repurchases of the 5.75% Senior Notes	(99.6)	—
Net borrowings under the Amended 2016 Revolving Credit Facility	(22.9)	59.9
Repayment of the 2019 Term Loan Facility	(200.0)	—
Repayments under the 2018 Foreign Asset-Based Term Loan	(31.4)	—
Repayments under the 2016 Term Loan Facility	(6.9)	(9.0)
Payment of financing costs	(101.2)	(1.4)
Tax withholdings related to net share settlements of restricted stock and RSUs	(1.6)	(1.6)
Other financing activities	(1.0)	(0.5)
Net cash provided by financing activities	408.4	28.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.1)	0.5
Net increase (decrease) in cash, cash equivalents and restricted cash	239.4	(24.3)
Cash, cash equivalents and restricted cash at beginning of period (a)	104.5	87.5
Cash, cash equivalents and restricted cash at end of period (a)	$343.9	$63.2
Supplemental schedule of cash flow information:(b)
Cash paid during the period for:
Interest	$105.9	$94.8
Income taxes, net of refunds	8.0	0.6
Supplemental schedule of non-cash investing and financing activities:
Non-cash roll-up of participating lenders from the 2016 Term Loan Facility to the 2020 BrandCo Facilities	$809.8	$—
Paid-in-kind debt issuance costs capitalized to the 2020 BrandCo Facilities	29.1	—

(a) These amounts include restricted cash of $5.4 million and $0.2 million as of June 30, 2020 and 2019, respectively, The balance as of June 30, 2020 represents: (i) cash on deposit in lieu of a mandatory prepayment under the 2018 Foreign Asset-Based Term Facility; and (ii) cash on deposit to support outstanding undrawn letters of credit. The balance as of June 30, 2019 represents: (i) cash on deposit in lieu of a mandatory prepayment under the 2018 Foreign Asset-Based Term Facility; and (ii) cash on deposit to support outstanding undrawn letters of credit. These balances were included within prepaid expenses and other current assets and other assets in the Company's Unaudited Consolidated Balance Sheets as of June 30, 2020 and June 30, 2019, respectively.
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

Recently Evaluated and/or Adopted Accounting Pronouncements
In August 2018, the FASB issued Accounting Standard Update ("ASU") No. 2018-15, "Internal Use Software (Subtopic 350-40) - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract," which requires a customer in a cloud computing hosting arrangement that is a service contract to follow the existing guidance in ASC 350-40 on internal-use software to determine which implementation costs are to be deferred and recognized as an asset and which costs are to be expensed as incurred. This guidance is effective for annual periods beginning after December 15, 2019, with early adoption permitted, and may be applied either retrospectively or prospectively to all software implementation costs incurred after adoption. The Company adopted ASU No. 2018-15 prospectively, beginning as of January 1, 2020. The Company completed its assessment and determined that this new guidance does not have a material impact on the Company’s results of operations, financial condition and/or financial statement disclosures.

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
In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes," which removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocations and calculating income taxes in interim periods. This ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This guidance is effective for annual periods beginning after December 15, 2020, with early adoption permitted, including adoption in any interim period. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The amendments in this ASU that are related to separate financial statements of legal entities that are not subject to tax should be applied on a retrospective basis for all periods presented. The amendments in this ASU that are related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments in this ASU that are related to franchise taxes that are partially based on income should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments under this ASU should be applied on a prospective basis. After reviewing this ASU, the Company decided that it will adopt this guidance beginning as of January 1, 2021. The Company is in the process of assessing the impact, if any, that this ASU is expected to have on the Company’s results of operations, financial condition and/or financial statement disclosures.
In August 2018, the FASB issued ASU No. 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans.” This new guidance removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and requires certain additional disclosures. This guidance is effective for annual periods beginning after December 15, 2020, with early adoption permitted. The Company will adopt this guidance (on a retrospective basis for certain new additional disclosures), beginning as of January 1, 2021. This new pronouncement only affects disclosure items and it is not expected to have a material impact on the Company’s results of operations, financial condition and/or financial statement disclosures.
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

As a result of the Revlon 2020 Restructuring Program, the Company expects to eliminate approximately 1,000 positions worldwide, including approximately 650 current employees and approximately 350 open positions of which approximately 700 were eliminated by June 30, 2020. In March 2020, the Company began informing certain employees that were affected by the Revlon 2020 Restructuring Program. While certain aspects of the Revlon 2020 Restructuring Program may be subject to consultations with employees, works councils, unions and/or governmental authorities, the Company currently expects to substantially complete the employee-related actions by the end of 2020 and the other consolidation and outsourcing actions during 2021 and 2022.

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

A summary of the 2020 Restructuring Charges incurred since its inception in March 2020 and through June 30, 2020 is presented in the following table:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Other Costs	Total Restructuring Charges	Leases (a)	Other Related Charges(b)	Total Restructuring and Related Charges
Cumulative charges incurred through June 30, 2020	$46.3	$0.3	$46.6	$9.8	$0.7	$57.1
(a) Lease-related charges are recorded within SG&A in the Company’s Unaudited Consolidated Statement of Operations and Comprehensive Loss. These lease-related charges include: (i) $3.5 million for accelerated recognition of rent expense related to certain abandoned leases; (ii) $3.0 million for the disposal of leasehold improvements and other equipment in connection with certain leases; (iii) $2.4 million of rent expense related to the Revlon 2020 Restructuring Program; and (iv) $0.9 million of disposal of leasehold improvements and other equipment in connection with the abandoned leases identified in clause (i) of this footnote (a).
(b) Other related charges are recorded within SG&A in the Company’s Unaudited Consolidated Statement of Operations and Comprehensive Loss.

A summary of the 2020 Restructuring Charges incurred since its inception in March 2020 and through June 30, 2020 by reportable segment is presented in the following table:

Cumulative charges incurred through June 30, 2020
Revlon	$18.0
Elizabeth Arden	10.3
Portfolio	11.1
Fragrances	7.2
Total	$46.6

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

As of June 30, 2020, restructuring and related charges under the 2018 Optimization Program expected to be paid in cash are approximately $32 million of the total $39.5 million of recorded charges, of which $29.8 million were already paid through June 30, 2020, with any residual balance expected to be paid during the remainder of 2020.

A summary of the 2018 Optimization Restructuring Charges incurred since its inception in November 2018 and through June 30, 2020 is presented in the following table:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits(a)	Other Costs	Total Restructuring Charges	Inventory Adjustments(b)	Other Related Charges(c)	Total Restructuring and Related Charges
Charges incurred through December 31, 2019	$20.3	$0.3	$20.6	$4.9	$14.0	$39.5
Charges incurred during the six months ended June 30, 2020	(0.7)	—	(0.7)	—	0.7	—
Cumulative charges incurred through June 30, 2020	$19.6	$0.3	$19.9	$4.9	$14.7	$39.5
(a) Includes reversal due to true-up of previously-accrued restructuring charges.
(b) Inventory adjustments are recorded within cost of sales in the Company’s Unaudited Consolidated Statement of Operations and Comprehensive Loss.
(c) Other related charges are recorded within SG&A in the Company’s Unaudited Consolidated Statement of Operations and Comprehensive Loss.

A summary of the 2018 Optimization Restructuring Charges incurred since its inception in November 2018 and through June 30, 2020 by reportable segment is presented in the following table:

	Charges incurred during the six months ended June 30, 2020	Cumulative charges incurred through June 30, 2020
Revlon	$(0.4)	$8.4
Elizabeth Arden	(0.1)	4.2
Portfolio	(0.1)	3.9
Fragrances	(0.1)	3.4
Total	$(0.7)	$19.9

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Restructuring Reserve
The liability balance and related activity for each of the Company's restructuring programs are presented in the following table:

				Utilized, Net
	Liability Balance at January 1, 2020	Expense, Net	Foreign Currency Translation	Cash	Non-cash	Liability Balance at June 30, 2020
Revlon 2020 Restructuring Program:
Employee severance and other personnel benefits	$—	$46.3	$—	$(9.0)	$—	$37.3
Other	—	0.3	—	(0.3)	—	—
Total Revlon 2020 Restructuring Program	—	46.6	—	(9.3)	—	37.3

2018 Optimization Program:
Employee severance and other personnel benefits	5.7	(0.7)	—	(3.2)	—	1.8

Other immaterial actions:(a)
Employee severance and other personnel benefits	4.3	(0.4)	—	(0.4)	—	3.5
Total restructuring reserve	$10.0	$45.5	$—	$(12.9)	$—	$42.6
(a) The balance of other immaterial restructuring initiatives primarily consists of balances outstanding under the EA Integration Restructuring Program implemented by the Company in December 2016, which was completed by December 2018. The reversal of charges and payments made during the six months ended June 30, 2020 primarily related to other individually and collectively immaterial restructuring initiatives.

As of June 30, 2020 and 2019, all of the restructuring reserve balances were included within accrued expenses and other current liabilities in the Company's Consolidated Balance Sheets.

3. INVENTORIES

As of June 30, 2020 and December 31, 2019, the Company's inventory balances consisted of the following:

	June 30,	December 31,
	2020	2019
Finished goods	$384.9	$326.5
Raw materials and supplies	109.8	110.4
Work-in-process	16.5	11.5
	$511.2	$448.4

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
During the first and second quarter of 2020, as a result of COVID-19’s impact on the Company’s operations, the Company considered whether indicators of impairment existed for its Property, Plant and Equipment ("PP&E"), including its Right-of-Use ("ROU") assets consisting of the Company's leases as described above. In accordance with ASC Topic 360, "Property, Plant and Equipment," for purposes of recognition and measurement of an impairment loss, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment loss is recognized only if the carrying amount of a long-lived asset and/or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset and/or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

and/or asset group and the impairment loss is measured as the amount by which the carrying amount of a long-lived asset and/or asset group exceeds its fair value. In performing such review, the Company considers several indicators of impairment, including, among other factors, the following: (i) whether there exists any significant adverse change in the extent or manner in which a long-lived asset and/or asset group is being used; (ii) whether there exists any projection or forecast demonstrating losses associated with the use of a long-lived asset and/or asset group; and (iii) whether there exists a current expectation that, more likely than not, a long-lived asset and/or asset group will be sold or otherwise disposed of significantly before the end of its previously-estimated useful life. Following these interim assessments, the Company concluded that the carrying amounts of its PP&E, including its lease ROU assets, were not impaired during the six months ended June 30, 2020.
The following table includes disclosure related to the ASC 842 lease standard for the periods presented, after application of the applicable practical expedients and short-term lease considerations:

	Six Months Ended
	June 30, 2020	June 30, 2019
Lease Cost:
Finance Lease Cost:
Amortization of ROU assets	$0.2	$0.1
Interest on lease liabilities	0.1	0.0
Operating Lease Cost	21.8	21.3
Total Lease Cost	$22.1	$21.4

Other Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	0.1	0.0
Operating cash flows from operating leases	19.2	21.0
Financing cash flows from finance leases	0.1	0.4

	June 30, 2020	December 31, 2019
ROU assets for finance leases	0.8	1.0
ROU assets for operating leases	88.4	91.4
Accumulated amortization on ROU assets for finance leases	0.5	0.3
Accumulated amortization on ROU assets for operating leases	29.7	23.2

Weighted-average remaining lease term - finance leases	2.4 years	2.8 years
Weighted-average remaining lease term - operating leases	5.8 years	6.2 years

Weighted-average discount rate - finance leases	15.0%	15.6%
Weighted-average discount rate - operating leases	15.7%	15.8%

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Maturities of lease liabilities as of June 30, 2020 were as follows:

	Operating Leases	Finance Leases
July 2020 through December 2020	$18.0	$0.3
2021	33.6	0.5
2022	26.4	0.3
2023	21.9	0.0
2024	16.5	—
Thereafter	47.8	—
Total undiscounted cash flows	$164.2	$1.1

Present value:
Short-term lease liability	$19.3	$0.4
Long-term lease liability	85.5	0.4
Total lease liability	$104.8	$0.8
Difference between undiscounted cash flows and discounted cash flows	$59.4	$0.3

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

Based upon such assessments, the Company determined that it was more likely than not that the fair values of each of its Revlon, Elizabeth Arden Skin and Color and Fragrances reporting units exceeded their respective carrying amounts for the first quarter of 2020. As of March 31, 2020, prior to the recording of any impairment charges, the Revlon, Elizabeth Arden Skin and Color and Fragrances reporting units had goodwill balances of $264.7 million, $67.4 million and $120.8 million, respectively.

Additionally, based on its first quarter of 2020 quantitative interim assessment, the Company determined that indicators of impairment existed for the (i) Elizabeth Arden Fragrances; (ii) Mass Portfolio; and (iii) Professional Portfolio reporting units. Following the results of such assessments, the Company recorded non-cash impairment charges in the amount by which the carrying value of each reporting unit exceeded its respective fair value, limited to the amount of each reporting unit's goodwill. For the three months ended March 31, 2020, the Company recognized a total of $99.8 million of non-cash goodwill impairment charges consisting of: $54.3 million and $19.6 million for the Mass Portfolio and Professional Portfolio reporting units, respectively, within the Company's Portfolio segment and $25.9 million for the Elizabeth Arden Fragrances reporting unit within the Company's Elizabeth Arden segment. These impairment charges were included as a separate component of operating income within the "Impairment charges" caption on the face of the Company's Unaudited Consolidated Statement of Operations

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

and Comprehensive Loss for the six months ended June 30, 2020. Following the recognition of these non-cash goodwill impairment charges, as of March 31, 2020, the Elizabeth Arden Fragrances, Mass Portfolio and Professional Portfolio reporting units had approximately $23.5 million, nil and $97.2 million, respectively, in remaining goodwill.

Primarily as a result of COVID-19 still affecting multiple countries around the world, the Company considered whether newer and/or additional indicators of impairment existed during the second quarter of 2020 that would warrant another interim assessment of goodwill for impairment purposes. The Company concluded that additional indicators of impairment existed as of June 30, 2020, primarily in connection with further revisions to the Company's expected future cash flows as a result of COVID-19.

Based upon such assessments for its second quarter of 2020, the Company determined that it was more likely than not that the fair values of each of its Revlon, Elizabeth Arden Skin and Color and Fragrances reporting units exceeded their respective carrying amounts for the second quarter of 2020. As of June 30, 2020, prior to the recording of any impairment charges, the Revlon, Elizabeth Arden Skin and Color and Fragrances reporting units had goodwill balances of $264.9 million, $67.4 million and $120.8 million, respectively.

Additionally, based on its second quarter of 2020 quantitative interim assessment, the Company determined that indicators of impairment existed for the (i) Elizabeth Arden Fragrances; and (ii) Professional Portfolio reporting units. Following the results of such assessments, the Company recorded non-cash impairment charges in the amount by which the carrying value of each reporting unit exceeded its respective fair value, limited to the amount of each reporting unit's goodwill. For the three months ended June 30, 2020, the Company recognized a total of $11.2 million of non-cash goodwill impairment charges consisting of: $9.6 million for the Professional Portfolio reporting unit within the Company's Portfolio segment and $1.6 million for the Elizabeth Arden Fragrances reporting unit within the Company's Elizabeth Arden segment. These impairment charges were included as a separate component of operating income within the "Impairment charges" caption on the face of the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2020. Following the recognition of these non-cash goodwill impairment charges, as of June 30, 2020, the Elizabeth Arden Fragrances and Professional Portfolio reporting units had approximately $22.0 million and $87.6 million, respectively, in remaining goodwill.

The above-mentioned fair values for the two quarterly interim assessments were primarily determined using a weighted average market and income approach. The income approach requires several assumptions including those regarding future sales growth, EBITDA (earnings before interest, taxes, depreciation and amortization) margins, and capital expenditures, which are the basis for the information used in the discounted cash flow model. The weighted-average cost of capital used in the income approach for the two quarterly interim assessments ranged from 10.5% to 12.0%, with a perpetual growth rate of 2%. For the market approach, the Company considered the market comparable method based upon total enterprise value multiples of other comparable publicly-traded companies.

The key assumptions used to determine the estimated fair value of the reporting units for the two quarterly interim assessments included the expected success of the Company's future new product launches, the Company's achievement of its expansion plans, the Company's realization of its cost reduction initiatives and other efficiency efforts, as well as certain assumptions regarding COVID-19's expected impact on the Company. If such plans and assumptions do not materialize as anticipated, or if there are further challenges in the business environment in which the Company's reporting units operate, a resulting change in actual results from the Company's key assumptions could have a negative impact on the estimated fair values of the reporting units, which could require the Company to recognize additional impairment charges in future reporting periods.

The inputs and assumptions utilized in the two quarterly interim impairment analyses are classified as Level 3 inputs in the fair value hierarchy as defined in ASC Topic 820, “Fair Value Measurements.”

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following table presents the changes in goodwill by segment for the six months ended June 30, 2020:

	Revlon	Portfolio	Elizabeth Arden	Fragrances	Total
Balance at January 1, 2020	$264.9	$171.1	$116.9	$120.8	$673.7
Foreign currency translation adjustment	—	—	—	—	—
Goodwill impairment charge	—	(83.5)	(27.5)	—	(111.0)
Balance at June 30, 2020	$264.9	$87.6	$89.4	$120.8	$562.7

Cumulative goodwill impairment charges(a)					$(166.2)
(a) Amount refers to cumulative goodwill impairment charges related to impairments recognized in 2015, 2017, 2018 and 2020; $11.2 million and $111.0 million of such impairment charges were recognized during the three and six months ended June 30, 2020, respectively.

In connection with recognizing these goodwill impairment charges for the three and six months ended June 30, 2020, the Company recognized a tax benefit of approximately nil and $8.3 million, respectively, during such periods.
Intangible Assets, Net
In accordance with ASC Topic 360, and in conjunction with the Company's performance of its interim impairment testing of goodwill for the first and second quarters of 2020, the Company reviewed its finite-lived intangible assets for impairment. In performing such review, the Company makes judgments about the recoverability of its purchased finite-lived intangible assets whenever events or changes in circumstances indicate that an impairment to its finite-lived intangible assets may exist. The Company also considers several indicators of impairment, including, among other factors, the following: (i) whether there exists any significant adverse change in the extent or manner in which a long-lived asset and/or asset group is being used; (ii) whether there exists any projection or forecast demonstrating losses associated with the use of a long-lived asset and/or asset group; and (iii) whether there exists a current expectation that, more likely than not, a long-lived asset and/or asset group will be sold or otherwise disposed of significantly before the end of its previously-estimated useful life. The carrying amount of a finite-lived intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the finite-lived intangible asset and/or asset group and the impairment loss is measured as the amount by which the carrying amount of the finite-lived intangible asset exceeds its fair value.
In connection with the interim impairment assessment for the first and second quarters of 2020, the Company also reviewed indefinite-lived intangible assets, consisting of certain trade names, using March 31, 2020 and June 30, 2020 carrying values, respectively, similar to goodwill, in accordance with ASC Topic 350.

As a result of COVID-19’s impact on the Company’s operations and on the expected future cash flows of certain asset groups, in connection with the Company's first quarter of 2020 interim assessment of finite-lived and indefinite-lived intangible assets, as of March 31, 2020 the Company recognized $24.5 million of total non-cash impairment charges related to certain indefinite-lived intangible assets within the Company's Mass Portfolio, Elizabeth Arden Fragrances and Elizabeth Arden Skin and Color reporting units.

As a result of COVID-19’s continued and additional impact on the Company’s operations and on the expected future cash flows of certain asset groups, in connection with the Company's interim assessment of indefinite-lived intangible assets for the second quarter of 2020, as of June 30, 2020 the Company recognized $8.6 million of total non-cash impairment charges related to certain indefinite-lived intangible assets within the Company's Elizabeth Arden Fragrances and Elizabeth Arden Skin and Color reporting units.

The fair values of the Company's intangible assets for the two quarterly interim assessments were determined based on the undiscounted cash flows method for its finite-lived intangibles and based on the relief from royalty method for its indefinite-lived intangibles, respectively. The inputs and assumptions utilized in the impairment analyses are classified as Level 3 inputs in the fair value hierarchy as defined in ASC Topic 820, “Fair Value Measurements.” These impairment charges were included as a separate component of operating income within the "Impairment charges" caption on the face of the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2020. A summary of such impairment charges by segments is included in the following table:

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

	Three Months Ended
	June 30, 2020
	Revlon	Portfolio	Elizabeth Arden	Fragrances	Total
Indefinite-lived intangible assets	$0.0	$0.0	$(8.6)	$0.0	$(8.6)
Total Intangibles Impairment	$0.0	$0.0	$(8.6)	$0.0	$(8.6)

	Six Months Ended
	June 30, 2020
	Revlon	Portfolio	Elizabeth Arden	Fragrances	Total
Indefinite-lived intangible assets	$—	$(2.5)	$(30.6)	$—	$(33.1)
Total Intangibles Impairment	$—	$(2.5)	$(30.6)	$—	$(33.1)

In connection with recognizing these intangible assets impairment charges for the three and six months ended June 30, 2020, the Company recognized a tax benefit of approximately $1.8 million and $6.9 million, respectively, during such periods.
The following tables present details of the Company's total intangible assets as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Weighted-Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and licenses	$271.7	$(119.3)	$—	$152.4	13
Customer relationships	248.0	(103.1)	—	144.9	11
Patents and internally-developed intellectual property	21.9	(12.9)	—	9.0	5
Distribution rights	31.0	(6.6)	—	24.4	14
Other	1.3	(1.3)	—	—	0
Total finite-lived intangible assets	$573.9	$(243.2)	$—	$330.7

Indefinite-lived intangible assets:
Trade names	$144.0	N/A	$(33.1)	$110.9
Total indefinite-lived intangible assets	$144.0	N/A	$(33.1)	$110.9

Total intangible assets	$717.9	$(243.2)	$(33.1)	$441.6

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Weighted-Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and licenses	$271.2	$(110.9)	$—	$160.3	13
Customer relationships	248.3	(96.5)	—	151.8	11
Patents and internally-developed intellectual property	21.5	(12.1)	—	9.4	5
Distribution rights	31.0	(5.6)	—	25.4	15
Other	1.3	(1.3)	—	—	0
Total finite-lived intangible assets	$573.3	$(226.4)	$—	$346.9

Indefinite-lived intangible assets:
Trade names	$143.8	N/A	$—	$143.8
Total indefinite-lived intangible assets	$143.8	N/A	$—	$143.8

Total intangible assets	$717.1	$(226.4)	$—	$490.7

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Amortization expense for finite-lived intangible assets was $8.2 million and $8.8 million for the three months ended June 30, 2020 and 2019, respectively, and $16.7 million and $23.6 million for the six months ended June 30, 2020 and 2019, respectively. The variance with the previous comparable six-month period was attributable primarily to the accelerated amortization of the Pure Ice intangible assets during the quarter ended March 31, 2019 as a result of the revision of the brand’s intangible assets useful lives following the termination of a business relationship with the brand's principal customer.

The following table reflects the estimated future amortization expense for each period presented, a portion of which is subject to exchange rate fluctuations, for the Company's finite-lived intangible assets as of June 30, 2020:

Estimated Amortization Expense
2020	$17.3
2021	33.3
2022	32.4
2023	30.9
2024	27.5
Thereafter	189.3
Total	$330.7

6. ACCRUED EXPENSES AND OTHER

As of June 30, 2020 and December 31, 2019, the Company's accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2020	2019
Sales returns and allowances	$64.6	$89.7
Advertising, marketing and promotional costs	69.2	82.8
Taxes (a)	46.9	54.3
Compensation and related benefits	31.3	42.1
Interest	34.8	34.0
Professional services and insurance	19.8	16.3
Short-term lease liability	19.7	14.5
Freight and distribution costs	7.4	13.2
Restructuring reserve	42.6	10.0
Software	3.1	4.0
Other (b)	39.1	54.0
Total	$378.5	$414.9
(a) Accrued Taxes for Products Corporation as of June 30, 2020 and December 31, 2019 were $49.9 million and $57.6 million, respectively.
(b) Accrued Other as of December 31, 2019 includes approximately $2.3 million of severance to Mr. Fabian Garcia, the Company's former President and Chief Executive Officer, which was paid in 2020.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

7. DEBT

As of June 30, 2020 and December 31, 2019, the Company's debt balances consisted of the following:

	June 30,	December 31,
	2020	2019
2020 BrandCo Term Loan Facility due 2025, net of debt issuance costs (see (a) below)	1,582.5	$—
2019 Term Loan Facility due 2023, net of discounts and debt issuance costs (see (b) below)	—	187.1
2018 Foreign Asset-Based Term Facility due 2021, net of discounts and debt issuance costs (see (c) below)	51.6	82.3
Amended 2016 Revolving Credit Facility due 2021, net of debt issuance costs (see (d) below)	247.2	269.9
2016 Term Loan Facility: 2016 Term Loan due 2023 and 2025, net of discounts and debt issuance costs (see (e) below)	911.8	1,713.6
5.75% Senior Notes due 2021, net of debt issuance costs (see (f) below)	387.2	498.1
6.25% Senior Notes due 2024, net of debt issuance costs (see (g) below)	443.5	442.8
Spanish Government Loan due 2025	0.3	0.4
Debt	$3,624.1	$3,194.2
Less current portion(*)	(648.3)	(288.0)
Long-term debt	$2,975.8	$2,906.2

Short-term borrowings (see (h) below)	$2.6	$2.2
(*) At June 30, 2020, the Company classified $648.3 million as its current portion of long-term debt, comprised primarily of $387.2 million of Products Corporation's 5.75% Senior Notes due February 15, 2021 (the "5.75% Senior Notes"), net of debt issuance costs, $247.2 million of net borrowings under the Amended 2016 Revolving Credit Facility, net of debt issuance costs, $9.6 million of amortization payments on the 2016 Term Loan Facility scheduled to be paid over the next four calendar quarters, and $4.2 million of amortization payments under the 2020 BrandCo Term Loan Facility due within one year. At December 31, 2019, the Company classified $288.0 million as its current portion of long-term debt, comprised primarily of $269.9 million of net borrowings under the Amended 2016 Revolving Credit Facility, net of debt issuance costs, and $18.0 million of amortization payments on the 2016 Term Loan Facility. See below in this Note 7, "Debt," and Note 19, "Subsequent Events," for details regarding the Company's recent debt-related transactions.
(a) The aggregate principal amount outstanding under the 2020 BrandCo Term Loan Facility at June 30, 2020 was $1,720.4 million, including $809.8 million of principal rolled-up from the 2016 Term Loan Facility to the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility. See further details below, within this Note 7, "Debt."
(b) On May 7, 2020, in connection with closing the 2020 BrandCo Facilities, the Company fully repaid the 2019 Term Loan Facility pursuant to that Term Credit Agreement, dated as of August 6, 2019 (the “2019 Term Loan Facility”). See Note 9, "Long-Term Debt," to the Consolidated Financial Statements in the Company's 2019 Form 10-K for certain details regarding the 2019 Term Loan Facility, which prior to its repayment was scheduled to mature on the earliest of: (x) August 6, 2023; (y) the 180th day prior to the stated maturity of Products Corporation’s existing 2016 Term Loan Facility, if any loans under the 2016 Term Loan Facility remained outstanding and had not been replaced or refinanced by such date; and (z) the date of any springing maturity of the 2016 Term Loan Facility (i.e., the 91st day prior to the maturity of the 5.75% Senior Notes due February 15, 2021 if any 5.75% Senior Notes remained outstanding by such date and certain liquidity thresholds were not met). The lenders under the 2019 Term Loan Facility participated in the 2020 BrandCo Term Loan Facility and, as a result, the Company determined that the full repayment of the 2019 Term Loan Facility represented a debt modification under U.S. GAAP. Accordingly, the Company recorded approximately $33.5 million in connection with fees paid to the lenders for the prepayment of the 2019 Term Loan Facility, as well as approximately $10.3 million in other lenders' fees, which were capitalized as part of the total debt issuance costs for the 2020 BrandCo Term Loan Facility. See further details below, within this Note 7, "Debt."
(c) The aggregate principal amount outstanding under the 2018 Foreign Asset-Based Term Facility at June 30, 2020 was U.S. Dollar equivalent $54.5 million. In connection with the amendment described below, the Company repaid €5 million of the original aggregate principal amount of €77 million. See Note 9, "Long-Term Debt," to the Consolidated Financial Statements in the Company's 2019 Form 10-K for certain details regarding the euro-denominated senior secured asset-based term loan facility that various foreign subsidiaries of Products Corporation entered into on July 9, 2018 and which is scheduled to mature on July 9, 2021, subject to a springing maturity on November 16, 2020 if any of the 5.75% Senior Notes remain outstanding on such date (the “2018 Foreign Asset-Based Term Facility”). In May, 2020 the Company entered into an amendment to the 2018 Foreign Asset Based Term Facility to, among other things, increase the margin applicable to the interest rate from EURIBOR (with a floor of 0.50%) plus a margin of 6.50% to EURIBOR (with a floor 0.50%) plus a margin of 7.00%. See further details below, within this Note 7, "Debt."
(d) Total borrowings at face amount under Tranche A of the Amended 2016 Revolving Credit Facility at June 30, 2020 were $249.5 million (excluding $7.7 million of outstanding undrawn letters of credit). See Note 9, "Long-Term Debt," to the Consolidated Financial Statements in the Company's 2019 Form 10-K for certain details regarding Products Corporation's Amended 2016 Revolving Credit Facility. In April 2018, Products Corporation amended the Amended 2016 Revolving Credit Facility Agreement, as detailed below, to, among other things, add a new $41.5 million senior secured first in, last out "Tranche B," while the original $400 million tranche under such facility became a senior secured last in, first out "Tranche A." Tranche A matures on the earlier of: (x) September 7, 2021; and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes, if, on that date (and solely for so long as), (i) any of Products Corporation’s 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of the then outstanding 5.75% Senior Notes by at least $200 million. On April 17, 2020, the maturity date of Tranche B was extended from April 17, 2020 to May 17, 2020 and was fully repaid on such extended maturity date.
(e) The aggregate principal amount outstanding under the 2016 Term Loan Facility at June 30, 2020 was $924.8 million. See Note 9, "Long-Term Debt," to the Consolidated Financial Statements in the Company's 2019 Form 10-K for certain details regarding Products Corporation's 2016 Term Loan that was originally scheduled to mature on the earlier of: (x) September 7, 2023; and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes due 2021 if, on that date (and solely for so long as), (i) any of Products Corporation's 5.75% Senior Notes remain outstanding and (ii) Products

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Corporation’s available liquidity does not exceed the aggregate principal amount of the then outstanding 5.75% Senior Notes by at least $200 million (the “Original Maturity Date”). On May 7, 2020, in connection with closing the 2020 BrandCo Facilities, the Company amended the 2016 Term Loan Facility to, among other things, extend the maturity of a portion of the 2016 Term Loan Facility to June 30, 2025, subject to certain springing maturities the “Extended Maturity Date”). See further details below within this Note 7, "Debt." As a result of such transaction, as of June 30, 2020, $894.0 million of the 2016 Term Loan is scheduled to mature on the Original Maturity Date and $30.8 million is scheduled to mature on the Extended Maturity Date.
(f) The aggregate principal amount outstanding under the 5.75% Senior Notes at June 30, 2020 was $387.2 million. See Note 9, "Long-Term Debt," to the Consolidated Financial Statements in the Company's 2019 Form 10-K for certain details regarding Products Corporation's 5.75% Senior Notes that are scheduled to mature on February 15, 2021. During the three months ended June 30, 2020, the Company repurchased $112.8 million in aggregate principal face amount of the 5.75% Senior Notes, recording a net gain on extinguishment of debt of approximately $11.9 million, which is included in "(Gain) loss on early extinguishment of debt, net" on the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2020. See further details below within this Note 7, "Debt."
(g) The aggregate principal amount outstanding under the 6.25% Senior Notes at June 30, 2020 was $450 million. See Note 9, "Long-Term Debt," to the Consolidated Financial Statements in the Company's 2019 Form 10-K for certain details regarding Products Corporation's 6.25% Senior Notes that are scheduled to mature on August 1, 2024 (the "6.25% Senior Notes").
(h) There were no borrowings at June 30, 2020 under the 2019 Senior Line of Credit Facility between Products Corporation and MacAndrews & Forbes Group, LLC, a related party, discussed below.

Current Year Debt Transactions
Consummation of 2020 BrandCo Refinancing Transactions

On May 7, 2020 (the “BrandCo 2020 Facilities Closing Date”), the Company, entered into a term credit agreement (the “2020 BrandCo Credit Agreement”) with Jefferies Finance LLC, as administrative agent and collateral agent, and certain financial institutions (the “2020 Facilities Lenders”) that are lenders or the affiliates of lenders under Products Corporation’s Term Loan Credit Agreement, dated as of September 7, 2016 and amended on April 30, 2020 and as amended on the BrandCo 2020 Facilities Closing Date, as further described below (as amended to date, the “2016 Term Loan Facility”). Pursuant to the 2020 BrandCo Credit Agreement, the 2020 Facilities Lenders provided the Company with new and roll-up senior secured term loan facilities (the “2020 BrandCo Facilities” and, collectively, the "2020 BrandCo Term Loan Facility" and, together with the use of proceeds thereof and the Extension Amendment (as defined below), the “2020 Refinancing Transactions”).

Principal and Maturity: The 2020 BrandCo Facilities consist of: (i) a senior secured term loan facility in an aggregate principal amount outstanding on the BrandCo 2020 Facilities Closing Date of $815 million, plus the amount of certain fees and accrued interest that have been capitalized (the “2020 BrandCo Facility”); (ii) commitments in respect of a senior secured term loan facility in an aggregate principal amount of $950 million (the “Roll-up BrandCo Facility”); and (iii) a senior secured term loan facility in an aggregate principal amount outstanding on the BrandCo 2020 Facilities Closing Date of $3 million (the “Junior Roll-up BrandCo Facility”). Additionally, on May 28, 2020, Products Corporation borrowed from the 2020 Facilities Lenders an additional $65 million of term loans under the 2020 BrandCo Facility to repay in full the 2020 Incremental Facility (as defined below) under the 2016 Term Loan Facility, as a result of which the 2020 BrandCo Facility at June 30, 2020 had an aggregate principal amount outstanding of $910.6 million (including paid-in-kind closing fees of $29.1 million and paid-in-kind interest of $1.5 million that have been capitalized). Additionally, during the three months ended June 30, 2020, certain lenders under the 2016 Term Loan Facility due June 2023, representing $809.8 million in aggregate principal outstanding, rolled-up to the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility due June 2025, as a result of which the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility at June 30, 2020 have an aggregate principal amount outstanding of $809.8 million. The Company determined that the roll-up of such 2016 Term Loan Facility lenders into the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility represented a debt modification under U.S. GAAP, as the cash flow effect between the amount that Products Corporation owed to the participating lenders under the old debt instrument (i.e., the 2016 Term Loan Facility) and the amount that Products Corporation owed to such lenders after the consummation of the roll-up into the new debt instrument (i.e., the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility) on a present value basis was less than 10% and, thus, the debt instruments were not considered to be substantially different within the meaning of ASC 470, Debt, under U.S. GAAP.

The proceeds of the 2020 BrandCo Facility were used: (i) to repay in full approximately $200 million of indebtedness outstanding under Products Corporation’s 2019 Term Loan Facility; (ii) to repay in full and terminate commitments under the 2020 Incremental Facility; and (iii) to pay fees and expenses in connection with the 2020 BrandCo Facilities and the 2020 Refinancing Transactions. The Company will use the remaining net proceeds for general corporate purposes, including repurchasing, repaying or refinancing Products Corporation’s outstanding 5.75% Senior Notes. The proceeds of the Roll-up BrandCo Facility are available prior to the third anniversary of the BrandCo 2020 Facilities Closing Date to purchase at par an equivalent amount of any remaining term loans under the 2016 Term Loan Facility held by the lenders participating in the 2020 BrandCo Facility or their transferees. During the three months ended June 30, 2020, certain lenders under the 2016 Term Loan Facility due June 2023, representing $809.8 million in aggregate principal outstanding, rolled-up to the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility due June 2025, as a result of which the Roll-up BrandCo Facility and the

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Junior Roll-up BrandCo Facility at June 30, 2020 have an aggregate principal amount outstanding of $809.8 million, with a remaining capacity for the roll-up of loans under the 2016 Term Loan Facility of $143.2 million.
The 2020 BrandCo Facilities will mature on June 30, 2025, subject to a springing maturity 91 days prior to the August 1, 2024 maturity date of Products Corporation’s 6.25% Senior Notes if, on such date, $100 million or more in aggregate principal amount of the 6.25% Senior Notes remain outstanding.

The Company incurred approximately $116.7 million of new debt issuance costs in connection with closing the 2020 BrandCo Facility, which include paid-in kind amounts that are recorded as an adjustment to the carrying amount of the related liability and amortized to interest expense in accordance with the effective interest method over the term of the 2020 BrandCo Facilities.

Borrower, Guarantees and Security: Products Corporation is the borrower under the 2020 BrandCo Facilities and the 2020 BrandCo Facilities are guaranteed by certain of Products Corporation's indirect subsidiaries (the “BrandCos”) that hold certain intellectual property assets related to the Elizabeth Arden and American Crew brands, certain other Portfolio segment brands and certain owned Fragrance segment brands (the “Specified Brand Assets”). While the BrandCos do not guarantee the 2016 Term Loan Facility, all guarantors of the 2016 Term Loan Facility guarantee the 2020 BrandCo Facilities. All of the assets of the BrandCos (including all capital stock issued by the BrandCos) have been pledged to secure the 2020 BrandCo Facility on a first-priority basis, the Roll-up BrandCo Facility on a second-priority basis and the Junior Roll-up BrandCo Facility on a third-priority basis and while such assets do not secure the 2016 Term Loan Facility, the 2020 BrandCo Facilities are secured on a pari passu basis by the assets securing the 2016 Term Loan Facility.

Contribution and License Agreements: In connection with the pledge of the Specified Brand Assets, Products Corporation and certain of its subsidiaries contributed the Specified Brand Assets to the BrandCos. Products Corporation entered into license and royalty arrangements on arm’s length terms with the relevant BrandCos to provide for the continued use of the Specified Brand Assets by Products Corporation and its subsidiaries during the term of the 2020 BrandCo Facilities.

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

Affirmative and Negative Covenants: The 2020 BrandCo Facilities contain certain affirmative and negative covenants that, among other things, limit Products Corporation’s and its restricted subsidiaries’ ability to: (i) incur additional debt; (ii) incur liens; (iii) sell, transfer or dispose of assets; (iv) make investments; (v) make dividends and distributions on, or repurchases of, equity; (vi) make prepayments of contractually subordinated, unsecured or junior lien debt; (vii) enter into certain transactions with their affiliates; (viii) enter into sale-leaseback transactions; (ix) change their lines of business; (x) restrict dividends from their subsidiaries or restrict liens; (xi) change their fiscal year; and (xii) modify the terms of certain debt. The 2020 BrandCo Facilities also restrict distributions and other payments from the BrandCos based on certain minimum thresholds of net sales with respect to the Specified Brand Assets. The 2020 BrandCo Facilities also contain certain customary representations, warranties and events of default, including a cross default provision making it an event of default under the 2020 BrandCo Credit Agreement if there is an event of default under Products Corporation’s existing 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement or the Senior Notes Indentures. The lenders under the 2020 BrandCo Credit Agreement may declare all outstanding loans under the 2020 BrandCo Facilities to be due and payable immediately upon an event of default. Under such circumstances, the lenders under the 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement, and the holders under the Senior Notes Indentures may also declare all outstanding amounts under such instruments to be due and payable immediately as a result of similar cross default or cross acceleration provisions, subject to certain exceptions and limitations described in the relevant instruments.

Prepayments: The 2020 BrandCo Facilities are subject to certain mandatory prepayments, including from the net proceeds from the issuance of certain additional debt and asset sale proceeds of certain non-ordinary course asset sales or other dispositions of property, subject to certain exceptions. The 2020 BrandCo Facilities may be repaid at any time, subject to customary prepayment premiums.

2016 Term Loan Facility Extension Amendment: Term loan lenders under the 2016 Term Loan Facility were offered the opportunity to participate at par in the 2020 BrandCo Facilities based on their holdings of term loans under the 2016 Term Loan Facility. Lenders participating in the 2020 BrandCo Facilities, as well as other consenting lenders representing, in the aggregate, a majority of the loans and commitments under the 2016 Term Loan Facility, consented to an amendment to the 2016 Term

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Loan Facility (the “Extension Amendment”) that, among other things, made certain modifications to the covenants thereof and extended the maturity date of their term loans (“Extended Term Loans”) to June 30, 2025, subject to (i) the same September 7, 2023 springing maturity date of the non-extended term loans under the 2016 Term Loan Facility if, on such date, $75 million or more in aggregate principal amount of the non-extended term loans under the 2016 Term Loan Facility remains outstanding, and (ii) a springing maturity of 91 days prior to the August 1, 2024 maturity date of the 6.25% Senior Notes if, on such date, $100 million or more in aggregate principal amount of the 6.25% Senior Notes remains outstanding. The Extension Amendment became effective on the BrandCo 2020 Facilities Closing Date. As of June 30, 2020, approximately $30.8 million in aggregate principal amount of Extended Term Loans were outstanding after giving effect to the 2020 Refinancing Transactions. The Extended Term Loans bear interest at a rate of LIBOR (with a LIBOR floor of 0.75%) plus 3.50% per annum, payable not less than quarterly in arrears in cash, consistent with the interest rate applicable to the non-extended term loans. Approximately $17.0 million of accrued interest outstanding on the 2016 Term Loan Facility was paid on the BrandCo 2020 Facilities Closing Date. The aggregate principal amount of non-extended term loans under the 2016 Term Loan Facility as of June 30, 2020 was $894.0 million.

Repurchases of 5.75% Senior Notes due 2021

On May 7, 2020, the Company used a portion of the proceeds from the 2020 BrandCo Facility to repurchase and subsequently cancel $50 million in aggregate principal face amount of its 5.75% Senior Notes. Products Corporation also paid approximately $0.7 million of accrued interest outstanding on the 5.75% Senior Notes on May 7, 2020. After the BrandCo 2020 Facilities Closing Date, the Company repurchased and subsequently canceled in July 2020 a further $62.8 million in aggregate principal face amount of its 5.75% Senior Notes. Accordingly, as of June 30, 2020, the Company had repurchased and subsequently cancelled a total of approximately $112.8 million in aggregate principal face amount of its 5.75% Senior Notes, resulting in a net gain on extinguishment of debt of approximately $11.9 million, which was recorded within "(Gain) loss on early extinguishment of debt, net" on the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2020. See Note 19, "Subsequent Events," for more information regarding the Exchange Offer that the Company commenced in July 2020 with respect to the 5.75% Senior Notes.

Prepayment of the 2019 Term Loan Facility due 2023

On the BrandCo 2020 Facilities Closing Date, the Company used a portion of the proceeds from the 2020 BrandCo Facility to fully prepay the entire principal amount outstanding under its 2019 Term Loan Facility, totaling $200 million, plus approximately $1.3 million of accrued interest outstanding thereon, as well as approximately $33.5 million in prepayment premiums, $10.3 million in lenders' fees, $0.3 million in legal fees and approximately $2.0 million in other third party fees. As the lenders under the 2019 Term Loan Facility participated in the 2020 BrandCo Term Loan Facility, the Company determined that the full repayment of the 2019 Term Loan Facility represented a debt modification under U.S. GAAP as the cash flow effect between the old debt instrument (i.e., the 2019 Term Loan Facility) and the new debt instrument (i.e., the 2020 BrandCo Facility) on a present value basis was less than 10% and, thus, the debt instruments were not considered to be substantially different within the meaning of ASC 470, Debt, under U.S. GAAP. Accordingly, the $33.5 million of prepayment premiums, as well as the $10.3 million in other lenders' fees were capitalized as part of the aforementioned $116.7 million of total new debt issuance costs for the 2020 BrandCo Term Loan Facility, while the aforementioned $0.3 million of legal fees and $2.0 million in other third party fees were expensed as incurred in the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2020.

Amendment to the 2018 Foreign Asset-Based Term Facility

On May 4, 2020, the Company entered into an amendment to the 2018 Foreign Asset Based Term Facility, which had an original outstanding principal amount of €77 million. Such amendment provided for the following:

•increasing the interest rate on the loan from EURIBOR (with a floor 0.50%) plus a margin of 6.50% to EURIBOR (with a floor 0.50%) plus a margin of 7.00%;
•adding a springing maturity date of 91 days prior to the February 15, 2021 maturity of the 5.75% Senior Notes if any of the 5.75% Senior Notes remain outstanding on such date;
•requiring a mandatory prepayment of €5.0 million; and
•clarifying certain terms and waiving certain provisions in connection with the 2020 Refinancing Transactions.

Approximately $0.4 million of amendment fees paid to the lenders under 2018 Foreign Asset-Based Term Facility were capitalized and are amortized to interest expense, together with any unamortized debt issuance costs outstanding prior to the amendment. As of June 30, 2020, there was €48.5 million outstanding under the 2018 Foreign Asset-Based Term Facility, reflecting a repayment of €28.5 million made during the quarter ended June 30, 2020.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Incremental Revolving Credit Facility under the 2016 Term Loan Agreement

On April 30, 2020, Products Corporation entered into a Joinder Agreement (the “2020 Joinder Agreement”), with Revlon, certain of their subsidiaries and certain existing lenders (the “Incremental Lenders”) under Products Corporation’s 2016 Term Loan Agreement to provide for a $65 million incremental revolving credit facility (the “2020 Incremental Facility”). On the closing of the 2020 Incremental Facility, Products Corporation borrowed $63.5 million of revolving loans for working capital purposes and subsequently on May 11, 2020 Products Corporation also borrowed the additional $1.5 million of delayed funding. After the BrandCo 2020 Facilities Closing Date, Products Corporation borrowed the remaining $1.5 million of revolving loans for working capital purposes. The commitments in respect of the 2020 Incremental Facility would have terminated on September 7, 2021, subject to a springing maturity date of 91 days prior to the February 15, 2021 maturity date of Products Corporation's 5.75% Senior Notes if any such notes remain outstanding on such date, and certain liquidity requirements are not satisfied. Prior to its full repayment on May 28, 2020, amounts outstanding under the 2020 Incremental Facility bore interest at a rate of (x) LIBOR plus 16% or (y) an Alternate Base Rate plus 15%, at Products Corporation’s option. Except as to pricing, maturity and differences due to its revolving nature, the terms of the 2020 Incremental Facility were otherwise substantially consistent with the existing term loans under the 2016 Term Loan Facility. The 2020 Incremental Facility was repaid in full, and the commitments thereunder terminated, on May 28, 2020. Upon such repayment, approximately $2.9 million of upfront commitment fees that the Company incurred in connection with consummating the 2020 Incremental Facility were entirely expensed within "Miscellaneous, net" on the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2020.

Amendments to 2016 Revolving Credit Agreement

On May 7, 2020, in connection with consummating the 2020 Refinancing Transactions, the Company entered into Amendment No. 4 to Products Corporation’s Asset-Based Revolving Credit Agreement, dated as of September 7, 2016, as amended (the “2016 Revolving Credit Facility”). Amendment No. 4, among other things, made certain amendments and provided for certain waivers relating to the 2020 Refinancing Transactions under the 2016 Revolving Credit Facility. In exchange for such amendments and waivers, the interest rate margin applicable to loans under Tranche A of the 2016 Revolving Credit Facility increased by 0.75%. In connection with the amendments to Tranche B of the 2016 Revolving Credit Facility (which was fully repaid on its May 17, 2020 extended maturity date), the Company incurred approximately $1.1 million in lender's fees that upon its full repayment were entirely expensed within “Miscellaneous, net” on the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss as of June 30, 2020.

Previously, on April 17, 2020 (the “FILO Closing Date”), the Company entered into Amendment No. 3 to the 2016 Revolving Credit Facility (“Amendment No. 3”), pursuant to which, the maturity date applicable to $36.3 million of loans under the $41.5 million senior secured first in, last out Tranche B under the 2016 Revolving Credit Facility (the “FILO Tranche”) was extended from April 17, 2020 to May 17, 2020 (the “Extended Maturity Date”). The Company repaid the remaining approximately $5.2 million of FILO Tranche loans as of the FILO Closing Date. In addition, Amendment No. 3 increased the applicable interest margin for the FILO Tranche by 0.75%, subject to a LIBOR floor of 0.75%. The FILO Tranche was fully repaid on the Extended Maturity Date.

Covenants

Products Corporation was in compliance with all applicable covenants under the 2020 BrandCo Credit Agreement, 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement, the Amended 2019 Senior Line of Credit Agreement, as well as with all applicable covenants under its Senior Notes Indentures, in each case as of June 30, 2020. At June 30, 2020, the aggregate principal amounts outstanding and availability under Products Corporation’s various revolving credit facilities were as follows:

	Commitment	Borrowing Base	Aggregate principal amount outstanding at June 30, 2020	Availability at June 30, 2020 (a)
Amended 2016 Revolving Credit Facility	$400.0	$307.9	$249.5	$50.7
Amended 2019 Senior Line of Credit Facility	$30.0	N/A	$—	$30.0
(a) Availability as of June 30, 2020 is based upon the borrowing base then in effect under the Amended 2016 Revolving Credit Facility of $307.9 million, less $7.7 million of outstanding undrawn letters of credit and $249.5 million then drawn. As Products Corporation’s consolidated fixed charge coverage ratio was greater than 1.0 to 1.0 as of June 30, 2020, all of the $50.7 million of availability under the

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Amended 2016 Revolving Credit Facility was available as of such date. Tranche B under the Amended 2016 Revolving Credit Facility was fully repaid in May 2020.

The Company’s foreign subsidiaries held $62.1 million out of the Company's total $338.5 million in cash and cash equivalents as of June 30, 2020. While the cash held by the Company’s foreign subsidiaries is primarily used to fund their operations, the Company regularly assesses its global cash needs and the available sources of cash to fund these needs, which regularly includes repatriating foreign-held cash to settle historical intercompany loans and other intercompany payables. The Company believes that it has and will have sufficient liquidity to meet its cash needs for at least the next 12 months based upon the cash generated by its operations, cash on hand (which as of June 30, 2020 included approximately $276.4 million of proceeds remaining from the 2020 Refinancing Transactions), availability under the Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility, as well as other permissible borrowings, along with the option to further settle historical intercompany loans and payables with certain foreign subsidiaries. The Company also expects to generate additional liquidity from cost reductions resulting from the implementation of the Revlon 2020 Restructuring Program, which was initiated during the first quarter of 2020, the 2018 Optimization Program and cost reductions generated from other cost control initiatives, including, without limitation, new interim measures to reduce costs in response to COVID-19 (such as: (i) switching to a reduced work week and reducing executive and employee compensation in the range of 20% to 40%; (ii) furloughing approximately 40% of the Company’s U.S.-based employees and those in certain other locations; (iii) suspending the Company’s 2020 merit base salary increases, discretionary profit sharing contributions and matching contributions to the Company’s 401(k) plan; (iv) reducing Board and committee compensation by 50% and eliminating Board and committee meeting fees; and (v) suspending or terminating services and payments under consulting agreements with certain directors), as well as funds provided by selling certain assets (such as the Natural Honey and Floid brands that were sold in December 2019) in connection with the Company's ongoing Strategic Review. For information regarding certain risks related to the Company’s indebtedness, see Item 1A. “Risk Factors” in the Company's 2019 Form 10-K.

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
As of both June 30, 2020 and December 31, 2019, the Company did not have any financial assets and liabilities that were required to be measured at fair value.

As of June 30, 2020, the fair value and carrying value of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	June 30, 2020
	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion(a)	$—	$2,250.2	$—	$2,250.2	$3,624.1

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

9. FINANCIAL INSTRUMENTS

Letters of Credit

Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $7.7 million and $11.4 million (including amounts available under credit agreements in effect at that time) were maintained as of June 30, 2020 and December 31, 2019, respectively. Included in these amounts are approximately $5.3 million and $8.3 million in standby letters of credit that primarily support Products Corporation’s workers compensation, general liability and automobile insurance programs, in each case as outstanding as of June 30, 2020 and December 31, 2019, respectively. The estimated liability under such programs is accrued by Products Corporation.

10. PENSION AND POST-RETIREMENT BENEFITS

Net Periodic Benefit Cost
The components of net periodic benefit costs for the Company's pension and the other post-retirement benefit plans for the three months ended June 30, 2020 and 2019, respectively, were as follows:

	Pension Plans		Other Post-Retirement Benefit Plans
	Three Months Ended June 30,
	2020	2019	2020	2019
Net periodic benefit costs:
Service cost	$0.4	$0.5	$—	$—
Interest cost	3.7	5.0	0.1	0.1
Expected return on plan assets	(5.6)	(6.0)	—	—
Amortization of actuarial loss	2.9	2.6	0.1	—
Total net periodic benefit costs prior to allocation	$1.4	$2.1	$0.2	$0.1
Portion allocated to Revlon Holdings	(0.1)	(0.1)	—	—
Total net periodic benefit costs	$1.3	$2.0	$0.2	$0.1

In the three months ended June 30, 2020, the Company recognized net periodic benefit cost of $1.5 million, compared to net periodic benefit cost of $2.1 million in the three months ended June 30, 2019, primarily due to lower interest costs partially offset by lower expected return on plan assets and higher amortization of actuarial loss.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The components of net periodic benefit costs for the Company's pension and the other post-retirement benefit plans for the six months ended June 30, 2020 and 2019, respectively, were as follows:

	Pension Plans		Other Post-Retirement Benefit Plans
	Six Months Ended June 30,
	2020	2019	2020	2019
Net periodic benefit costs:
Service cost	$0.8	$1.0	$—	$—
Interest cost	7.4	9.9	0.2	0.2
Expected return on plan assets	(11.4)	(12.0)	—	—
Amortization of actuarial loss	5.6	5.0	0.2	0.1
Total net periodic benefit costs prior to allocation	$2.4	$3.9	$0.4	$0.3
Portion allocated to Revlon Holdings	(0.1)	(0.1)	—	—
Total net periodic benefit costs	$2.3	$3.8	$0.4	$0.3
In the six months ended June 30, 2020, the Company recognized net periodic benefit cost of $2.7 million, compared to net periodic benefit cost of $4.1 million in the six months ended June 30, 2019, primarily due to lower interest costs partially offset by lower expected return on plan assets and higher amortization of actuarial loss.
Net periodic benefit costs are reflected in the Company's Unaudited Consolidated Financial Statements as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net periodic benefit costs:
Selling, general and administrative expense	$0.4	$0.4	$0.8	$0.9
Miscellaneous, net	1.1	1.7	1.9	3.2
Total net periodic benefit costs	$1.5	$2.1	$2.7	$4.1

The Company expects that it will have net periodic benefit cost of approximately $5.5 million for its pension and other post-retirement benefit plans for all of 2020, compared with net periodic benefit cost of $7.2 million in 2019.
Contributions:
The Company’s intent is to fund at least the minimum contributions required to meet applicable federal employee benefit laws and local laws, or to directly pay benefit payments where appropriate. During the three months ended June 30, 2020, $1.8 million and $0.1 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During the six months ended June 30, 2020, $5.2 million and $0.3 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During 2020, the Company expects to contribute approximately $19 million in the aggregate to its pension and other post-retirement benefit plans.
As a result of the CARES Act passed by the U.S. Congress in March 2020 to address the economic environment resulting from COVID-19, and in accordance with the Limited Relief for Pension Funding and Retirement Plan Distributions provision of such act, the Company expects to defer approximately $9.4 million of contributions that were otherwise scheduled to be paid to its two qualified pension plans during 2020. The first quarterly contributions for the two qualified plans were originally due by April 15, 2020. The Company had already made $1.6 million in contributions to its qualified pension plans during the first quarter of 2020, prior to adopting the aforementioned provision of the CARES Act. The deferral is in effect only for 2020 and under the CARES relief provisions the Company will be required to pay the contributions by no later than January 1, 2021, including interest at the plans’ 2020 effective interest rate ("EIR") from the original due date to the actual payment date.
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

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

11. STOCK COMPENSATION PLAN
Revlon maintains the Fourth Amended and Restated Revlon, Inc. Stock Plan (as amended, the "Stock Plan"), which provides for awards of stock options, stock appreciation rights, restricted or unrestricted stock and restricted stock units ("RSUs") to eligible employees and directors of Revlon and its affiliates, including Products Corporation. An aggregate of 6,565,000 shares were reserved for issuance as Awards under the Stock Plan, of which there remained approximately 1.1 million shares available for grant as of June 30, 2020. In July 2014, the Stock Plan was amended to renew the Stock Plan for a 7-year renewal term expiring on April 14, 2021. In September 2019 the Stock Plan was amended in connection with the 2019 TIP, described below, to: (1) allow the Compensation Committee to delegate to Revlon’s Chief Executive Officer the authority to grant RSUs to the Company’s employees, other than its officers who are subject to Section 16 of the Securities Exchange Act of 1934, as amended (i.e., the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer & Controller); (2) allow for accelerated vesting of equity awards upon a termination without cause; (3) change the minimum vesting period for specified equity awards from 3 years to 2 years; and (4) to increase by 250,000 shares the number of shares of Revlon common stock that are not subject to the Stock Plan’s minimum vesting requirements.

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

Each Tier 1 participant’s 2019 TIP award is payable two-thirds in cash and one-third in RSUs vesting in 50% tranches on each of December 31, 2020 and December 31, 2021, while Tier 2 awards are payable 100% in cash in one lump-sum on December 31, 2020, in each case subject to certain earlier vesting for a change of control or termination of employment without cause, as described below. As of September 5, 2019, the Company approved a total of 206,812 time-based RSUs under Tier 1 of the 2019 TIP, which are scheduled to vest in equivalent amounts on each of December 31, 2020 and December 31, 2021, subject to continued employment (the “2019 TIP RSUs”). As of June 30, 2020, a total of 153,739 time-based RSUs under Tier 1 of the 2019 TIP had been granted and are outstanding. The Company’s President and Chief Executive Officer declined an award under the retention program and will receive a transaction bonus only if the Company completes a transaction.

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

The 2019 TIP also provides for the following cash-based awards payable to certain employees, subject to continued employment through the respective vesting dates: (i) Tier 1 - $6.8 million payable in two equal installments as of December 31, 2020 and December 31, 2021; and (ii) Tier 2 - $2.5 million payable in one installment as of December 31, 2020. Such cash-based awards follow the Special Vesting Rules following a termination without cause or due to death or disability. During 2019 and through June 30, 2020, the Company granted $4.9 million and $2.4 million cash-based awards, net of forfeitures, under Tier 1 and Tier 2 of the 2019 TIP, respectively, which are being amortized over the period from the grant dates to December 31, 2021 and December 31, 2020, respectively. The total amount amortized for these cash-based awards since the program's inception and through June 30, 2020 is approximately $3.8 million, of which $1.1 million and $2.6 million were recorded during the three and six months ended June 30, 2020, respectively, within "Acquisition, integration and divestiture costs" in the Company's Unaudited Consolidated Statements of Operations and Comprehensive Loss.

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
During the first quarter of 2020, the Company granted approximately 1.3 million time-based and performance-based RSU awards under the Stock Plan (the "2020 LTIP RSUs"). During the second quarter of 2020, there were no grants under the 2020 LTIP RSUs. See the roll-forward table in the following sections of this Note 11 for activity related to the six months ended June 30, 2020.

Acceleration of Vesting
Under the aforementioned provisions for acceleration of vesting, as of June 30, 2020 and since the time these provisions became effective in September 2019, 30,781 LTIP RSUs and 22,798 2019 TIP Tier 1 RSUs were vested on an accelerated basis due to involuntary terminations, resulting in accelerated amortization of approximately $1.0 million. In addition, for the three and six months ended June 30, 2020 and under the same accelerated vesting provisions, the Company also recorded approximately $0.1 million and $0.8 million of accelerated amortization in connection with the cash portion of the 2019 TIP Tier 1 and Tier 2 awards that were vested on an accelerated basis due to involuntary terminations. See the roll-forward table in the following sections of this Note 11 for activity related to the six months ended June 30, 2020.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

During the six months ended June 30, 2020, the activity related to time-based and performance-based RSUs previously granted to eligible employees and the grant date fair value per share related to these RSUs were as follows under the LTIP and 2019 TIP programs, respectively:

	Time-Based LTIP		Performance-Based LTIP
	RSUs (000's)	Weighted-Average Grant Date Fair Value per RSU	RSUs (000's)	Weighted-Average Grant Date Fair Value per RSU
Outstanding as of December 31, 2019
2019 TIP RSUs (b)	200.6	16.44	n/a	—
LTIP RSUs:
2019	425.6	22.55	425.6	22.55
2018	241.9	19.00	364.7	19.00
2017 (a)	54.0	19.70	110.9	19.70
Total LTIP RSUs	721.5		901.2
Total LTIP and TIP RSUs Outstanding as of December 31, 2019	922.1		901.2
Granted
2019 TIP RSUs Granted (b)	11.7	10.24	n/a	—
LTIP RSUs:
2020	648.4	14.96	648.4	14.96
2019	—	—	—	—
2018	—	—	—	—
2017 (a)	—	—	—	—
Total LTIP RSUs Granted	648.4		648.4
Vested
2019 TIP RSUs Vested (b)(c)	(22.8)	16.44	n/a	—
LTIP RSUs:
2019 (c)	(131.0)	22.55	—	—
2018 (c)	(105.6)	19.31	—	—
2017 (a)(c)	(53.4)	19.70	(14.2)	19.70
Total LTIP RSUs Vested	(290.0)		(14.2)
Forfeited/Canceled
2019 TIP RSUs Forfeited/Canceled (b)	(35.8)	16.44	n/a	—
LTIP RSUs:
2019	(79.8)	22.55	(102.5)	22.55
2018	(49.0)	17.56	(101.4)	17.87
2017 (a)	(0.6)	19.70	(96.7)	19.70
Total LTIP RSUs Forfeited/Canceled	(129.4)		(300.6)
Outstanding as of June 30, 2020
2019 TIP RSUs	153.7	15.97	n/a	—
LTIP RSUs:
2020	648.4	14.96	648.4	14.96
2019	214.8	22.55	323.1	22.55
2018	87.3	19.44	263.3	19.44
2017 (a)	—	—	—	—
Total LTIP RSUs	950.5		1,234.8
Total LTIP and TIP RSUs Outstanding as of June 30, 2020	1,104.2		1,234.8
(a) The 2017 time-based and performance-based LTIP RSUs were recognized over a 2-year service and performance period (i.e., 2018 and 2019).
(b) The 2019 TIP provides for RSU awards that are only time-based.
(c) Includes acceleration of vesting upon involuntary terminations for the six months ended June 30, 2020 of 25,321 RSUs under the 2019, 2018 and 2017 LTIPs and of 22,798 RSUs under the 2019 TIP Tier I awards.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Time-Based LTIP and TIP RSUs
The Company recognized $2.1 million and $3.8 million of net compensation expense related to the time-based LTIP and TIP RSUs for the three and six months ended June 30, 2020, respectively. As of June 30, 2020, the Company had $15.5 million of total deferred compensation expense related to non-vested, time-based LTIP and TIP RSUs. The cost is recognized over the vesting period of the awards, as described above.

Performance-based LTIP RSUs
The Company recognized $1.5 million and $1.2 million of net adjustments to compensation expense related to the performance-based LTIP RSUs for the three and six months ended June 30, 2020, respectively. The amount of net compensation expense recognized during 2020 was affected by adjustments to the awards' expected achievement rates made primarily as a result of the ongoing adverse impact of COVID-19 on the Company's results of operations. As of June 30, 2020, the Company had $21.9 million of total deferred compensation expense related to non-vested, performance-based LTIP RSUs. The cost is recognized over the service period of the awards, as described above.

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
For the three and six months ended June 30, 2020, the Company concluded that the use of the cut-off tax rate method was more appropriate than the annual effective tax rate method, because the annual effective tax rate method would not be reliable due to its sensitivity to minimal changes in forecasted annual pre-tax earnings.
The Company recorded a benefit from income taxes of $9.9 million (Products Corporation - benefit from income taxes of $9.6 million) for the three months ended June 30, 2020 and a benefit from income taxes of $1.2 million (Products Corporation - benefit from income taxes of $0.9 million) for the three months ended June 30, 2019, respectively. The $8.7 million increase (Products Corporation - $8.7 million) in the benefit from income taxes in the three months ended June 30, 2020 compared to the three months ended June 30, 2019, was primarily due to: (i) the increased loss from continuing operations before income taxes on which the tax benefit is recognized; (ii) the mix and level of earnings; and (iii) a reduction in the U.S. tax on the Company's foreign earnings, offset by an increase in tax expense related to uncertain tax positions and by the net change in valuation allowances recorded related to increased net losses in certain state jurisdictions.
The Company recorded a benefit from income taxes of $47.1 million (Products Corporation - benefit from income taxes of $46.5 million) for the six months ended June 30, 2020 and a benefit from income taxes of $1.1 million (Products Corporation - benefit from income taxes of $0.6 million) for the six months ended June 30, 2019, respectively. The $46.0 million increase (Products Corporation - $45.9 million) in the benefit from income taxes in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, was primarily due to: (i) the increased loss from continuing operations before income taxes on which the tax benefit is recognized; (ii) the mix and level of earnings; and (iii) a reduction in the U.S. tax on the Company's foreign earnings, net of the impact of non-deductible impairment charges, partially offset by the net change in valuation allowances recorded related to the limitation on the deductibility of interest.
The Company's effective tax rate for the three and six months ended June 30, 2020 was lower than the federal statutory rate of 21% primarily due to the impact of non-deductible impairment charges and the valuation allowance related to the limitation on the deductibility of interest, partially offset by the impact of the "Coronavirus Aid, Relief and Economic Security Act" (the "CARES Act"), signed into law on March 27, 2020 by President Trump, which resulted in a partial release of a valuation allowance on the Company's 2019 federal tax attributes associated with the limitation on the deductibility of interest.
The Company's effective tax rate for the three and six months ended June 30, 2019 was lower than the federal statutory rate of 21%, primarily due to the valuation allowance related to the limitation on the deductibility of interest and the U.S. tax on the Company's foreign earnings.
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

As of June 30, 2020, the Company concluded that, based on its evaluation of objectively verifiable evidence, it does not require a valuation allowance on its federal deferred tax assets, other than those associated with the limitation on the deductibility of interest. The Company does have a valuation allowance on deferred tax assets associated with its activity in certain U.S. states and foreign jurisdictions. These conclusions regarding the establishment of valuation allowances on the Company's deferred tax assets as of the end of the second quarter of 2020 are consistent with the Company's conclusions on such matters as compared to prior quarters. The key assumptions used to determine positive and negative evidence included the Company’s cumulative taxable loss for the past three years, future reversals of existing taxable temporary differences, the Company's cost reduction initiatives and other efficiency efforts, as well as certain assumptions regarding COVID-19's expected impact on the Company. Potential negative evidence, including, among other things, any further worsening of the economies in the jurisdictions in which the Company operates and any future reduced profitability in such jurisdictions could result in additional valuation allowances which would reduce the Company's future deferred tax assets. In such event, the Company's tax expense would likely materially increase in the period the valuation allowance is recognized and adversely impact the Company's results of operations and statement of financial condition in such period. The Company will continue to monitor the circumstances that would require it to establish an additional valuation allowance on its deferred tax assets. Accordingly, depending on future evidence that may become available, the Company's assessments regarding its valuation allowance position may change.
For further information, see Note 14, "Income Taxes," to the Consolidated Financial Statements in the Company's 2019 Form 10-K and Item 1A. “Risk Factors-Uncertainties in the interpretation and application of the U.S. income tax provisions could have a material impact on the Company's financial condition, results of operations and/or cash flows” in the Company's 2019 Form 10-K.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

A roll-forward of the Company's accumulated other comprehensive loss as of June 30, 2020 is as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post-retirement Benefits	Other	Accumulated Other Comprehensive Loss
Balance at January 1, 2020	$(27.3)	$(219.8)	$(0.3)	$(247.4)
Foreign currency translation adjustment	5.1	—	—	5.1
Amortization of pension related costs, net of tax of $1.2 million(a)	—	6.5	—	6.5
Other comprehensive (loss) gain	$5.1	$6.5	$—	$11.6
Balance at June 30, 2020	$(22.2)	$(213.3)	$(0.3)	$(235.8)
(a) Amounts represent the change in accumulated other comprehensive loss as a result of the amortization of actuarial losses (gains) arising during each year related to the Company’s pension and other post-retirement plans. See Note 10, "Pension and Post-retirement Benefits," for further information on the Company’s pension and other post-retirement plans.

For the three and six months ended June 30, 2020 and 2019, the Company did not have any activity related to financial instruments.

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
As of June 30, 2020, the Company’s operations are organized into the following reportable segments:
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

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Revlon, Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Segment Net Sales:
Revlon	$135.0	$251.5	$316.8	$498.8
Elizabeth Arden	80.9	117.4	176.1	228.8
Portfolio	88.5	118.7	198.5	235.9
Fragrances	43.2	82.6	109.2	159.9
Total	$347.6	$570.2	$800.6	$1,123.4

Segment Profit:
Revlon	$12.3	$25.6	$27.9	$51.2
Elizabeth Arden	10.8	2.7	15.0	4.6
Portfolio	14.5	6.1	21.7	10.6
Fragrances	7.8	12.6	9.2	19.4
Total	$45.4	$47.0	$73.8	$85.8

Reconciliation:
Total Segment Profit	$45.4	$47.0	$73.8	$85.8
Less:
Depreciation and amortization	36.4	38.7	73.2	85.7
Non-cash stock compensation expense	1.1	3.4	3.5	3.8
Non-Operating items:
Restructuring and related charges	22.3	9.9	56.7	22.0
Acquisition, integration and divestiture costs	1.2	—	3.3	0.6
(Gain) loss on divested assets	(0.2)	—	0.6	—
Financial control remediation and sustainability actions and related charges	5.7	4.4	7.8	6.4
Excessive coupon redemptions	—	—	4.2	—
COVID-19 charges	17.9	—	25.4	—
Impairment charges	19.8	—	144.1	—
Operating loss	(58.8)	(9.4)	(245.0)	(32.7)
Less:
Interest Expense	60.9	47.8	109.3	95.5
Amortization of debt issuance costs	6.0	3.5	10.0	6.7
(Gain) loss on early extinguishment of debt, net	(11.9)	—	(11.9)	—
Foreign currency losses, net	2.3	1.2	18.9	1.4
Miscellaneous, net	20.6	4.6	16.5	5.9
Loss from continuing operations before income taxes	$(136.7)	$(66.5)	$(387.8)	$(142.2)

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2020	2019
Segment Net Sales:
Revlon	$135.0	$251.5	$316.8	$498.8
Elizabeth Arden	80.9	117.4	176.1	228.8
Portfolio	88.5	118.7	198.5	235.9
Fragrances	43.2	82.6	109.2	159.9
Total	$347.6	$570.2	$800.6	$1,123.4

Segment Profit:
Revlon	$13.0	$26.3	$29.4	$52.7
Elizabeth Arden	11.3	3.0	15.9	5.2
Portfolio	15.0	6.4	22.7	11.3
Fragrances	8.0	12.8	9.7	19.9
Total	$47.3	$48.5	$77.7	$89.1

Reconciliation:
Total Segment Profit	$47.3	$48.5	$77.7	$89.1
Less:
Depreciation and amortization	36.4	38.7	73.2	85.7
Non-cash stock compensation expense	1.1	3.4	3.5	3.8
Non-Operating items:
Restructuring and related charges	22.3	9.9	56.7	22.0
Acquisition, integration and divestiture costs	1.2	—	3.3	0.6
(Gain) loss on divested assets	(0.2)	—	0.6	—
Financial control remediation and sustainability actions and related charges	5.7	4.4	7.8	6.4
Excessive coupon redemptions	—	—	4.2	—
COVID-19 charges	17.9	—	25.4	—
Impairment charge	19.8	—	144.1	—
Operating income (loss)	(56.9)	(7.9)	(241.1)	(29.4)
Less:
Interest Expense	60.9	47.8	109.3	95.5
Amortization of debt issuance costs	6.0	3.5	10.0	6.7
(Gain) loss on early extinguishment of debt, net	(11.9)	—	(11.9)	—
Foreign currency losses, net	2.3	1.2	18.9	1.4
Miscellaneous, net	20.6	4.6	16.5	5.9
Loss from continuing operations before income taxes	$(134.8)	$(65.0)	$(383.9)	$(138.9)

As of June 30, 2020, the Company had operations established in approximately 25 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following tables present the Company's segment net sales by geography and total net sales by classes of similar products for the periods presented:

	Three Months Ended June 30, 2020					Six Months Ended June 30, 2020
	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total
Geographic Area(1):
Net Sales
North America	$80.1	$15.0	$52.1	$29.7	$176.9	$179.2	$36.4	$122.9	$71.9	$410.4
EMEA*	26.5	13.7	30.2	9.3	79.7	63.8	39.6	60.8	25.6	189.8
Asia	6.8	49.1	0.7	2.0	58.6	21.5	92.2	1.2	5.4	120.3
Latin America*	10.0	0.2	3.4	0.3	13.9	24.0	1.0	8.3	1.1	34.4
Pacific*	11.6	2.9	2.1	1.9	18.5	28.3	6.9	5.3	5.2	45.7
	$135.0	$80.9	$88.5	$43.2	$347.6	$316.8	$176.1	$198.5	$109.2	$800.6

	Three Months Ended June 30, 2019					Six Months Ended June 30, 2019
	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total
Geographic Area(1):
Net Sales
North America	$134.7	$26.2	$73.0	$52.6	$286.5	267.9	54.4	143.1	99.8	$565.2
EMEA*	51.5	30.6	34.8	21.9	138.8	105.2	58.5	72.6	42.1	278.4
Asia	24.4	53.9	1.4	4.1	83.8	48.3	101.6	2.2	8.8	160.9
Latin America*	21.7	2.2	6.5	1.8	32.2	37.4	5.0	11.7	4.0	58.1
Pacific*	19.2	4.5	3.0	2.2	28.9	40.0	9.3	6.3	5.2	60.8
	$251.5	$117.4	$118.7	$82.6	$570.2	$498.8	$228.8	$235.9	$159.9	$1,123.4

(1) During the first quarter of 2020, the Company changed the presentation of its Travel Retail business, which previously was included in its EMEA Region, as it is currently presented within each geographic area in accordance with the location of the retail customer. Travel Retail net sales represented approximately 1.8% and 5.3% of the Company's total net sales for the second quarter of 2020 and 2019, respectively, and 2.3% and 5.0% of the Company's total net sales for the six months ended June 30, 2020 and 2019, respectively. Prior year amounts have been updated to reflect the current year presentation.

* The EMEA region includes Europe, the Middle East and Africa; the Latin America region includes Mexico, Central America and South America; and the Pacific region includes Australia and New Zealand.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Classes of similar products:
Net sales:
Color cosmetics	$70.6	20%	$193.5	34%	$200.6	25%	$396.3	35%
Fragrance	64.0	18%	117.1	21%	158.9	20%	227.4	20%
Hair care	105.4	30%	129.8	23%	222.1	28%	258.5	23%
Beauty care	45.4	13%	48.0	8%	91.5	11%	89.1	8%
Skin care	62.2	19%	81.8	14%	127.5	16%	152.1	14%
	$347.6		$570.2		$800.6		$1,123.4

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following table presents the Company's long-lived assets by geographic area as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
Long-lived assets, net:
United States	$1,224.8	82%	$1,414.0	83%
International	262.4	18%	280.1	17%
	$1,487.2		$1,694.1

15. REVLON, INC. BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Shares used in calculating Revlon's basic loss per share are computed using the weighted-average number of Revlon's shares of Class A Common Stock outstanding during each period. Shares used in diluted loss per share include the dilutive effect of unvested restricted stock, LTIP RSUs and TIP RSUs under the Company’s Stock Plan using the treasury stock method. For the respective periods ended June 30, 2020 and 2019, Revlon's diluted loss per share equals basic loss per share, as the assumed vesting of restricted stock, LTIP RSUs and TIP RSUs would have an anti-dilutive effect. As of June 30, 2020 and 2019, there were no outstanding stock options under the Company's Stock Plan. See Note 11, "Stock Compensation Plan," for information on the LTIP and TIP RSUs.

Following are the components of Revlon's basic and diluted loss per common share for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Numerator:
Loss from continuing operations, net of taxes	$(126.8)	$(65.3)	$(340.7)	$(141.1)
Income from discontinued operations, net of taxes	—	1.6	—	2.3
Net loss	$(126.8)	$(63.7)	$(340.7)	$(138.8)
Denominator:
Weighted-average common shares outstanding – Basic	53,471,004	53,126,700	53,319,228	53,020,633
Effect of dilutive restricted stock and RSUs	—	—	—	—
Weighted-average common shares outstanding – Diluted	53,471,004	53,126,700	53,319,228	53,020,633
Basic and Diluted (loss) earnings per common share:
Continuing operations	$(2.37)	$(1.23)	$(6.39)	$(2.66)
Discontinued operations	—	0.03	—	0.04
Net loss per common share	$(2.37)	$(1.20)	$(6.39)	$(2.62)

Unvested restricted stock and RSUs under the Stock Plan(a)	—	304,608	56,058	445,525
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
The Company participates in MacAndrews & Forbes' directors and officers liability insurance program (the "D&O Insurance Program"), as well as its other insurance coverages, such as property damage, business interruption, liability and other coverages, which cover the Company, as well as MacAndrews & Forbes and its subsidiaries. The limits of coverage for certain of the policies are available on an aggregate basis for losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews & Forbes from time-to-time for their allocable portion of the premiums for such coverage or the Company pays the insurers directly, which premiums the Company believes are more favorable than the premiums that the Company would pay were it to secure stand-alone coverage. Any amounts paid by the Company directly to MacAndrews & Forbes in respect of premiums are included in the amounts paid under the Reimbursement Agreements. To ensure the availability of directors and officers liability insurance coverage through January 2023, the Company and MacAndrews & Forbes agreed to collectively make payments under MacAndrews & Forbes’ D&O Insurance Program. In furtherance of such arrangement, on July 28, 2020, the Company made a payment of approximately $3.86 million to MacAndrews & Forbes under the Reimbursement Agreements. The Company expects to make a further payment of approximately $1.4 million in July 2021 in respect of its participation in the D&O Insurance Program.
The net activity related to services purchased under the Reimbursement Agreements during the six months ended June 30, 2020 and 2019 was $0.3 million income and $0.3 million expense, respectively. As of June 30, 2020 and December 31, 2019, a payable balance of $16,000 and $0.2 million, respectively, to MacAndrews & Forbes were included in the Company's Unaudited Consolidated Balance Sheet for transactions subject to the Reimbursement Agreements.

Amended 2019 Senior Line of Credit Facility

See Note 9, "Debt," in the Company's 2019 Form 10-K regarding the Amended 2019 Senior Line of Credit Agreement between Products Corporation and MacAndrews & Forbes Group, LLC.

Other

During the six months ended June 30, 2020 and 2019, the Company engaged several companies in which MacAndrews & Forbes had a controlling interest to provide the Company with various ordinary course business services. These services included processing approximately $14.2 million and $11.0 million of coupon redemptions for the Company's retail customers for the six months ended June 30, 2020 and 2019, respectively, for which the Company incurred fees of approximately $0.4 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively, and other similar advertising, coupon redemption and raw material supply services, for which the Company had net payables aggregating to approximately $0.3 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and December 31, 2019, a payable balance of approximately $4.3 million and $5.5 million, respectively, were included in the Company's

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Consolidated Balance Sheet for the aforementioned coupon redemption services. The Company believes that its engagement of each of these affiliates was on arm's length terms, taking into account each firm's expertise in its respective field, and that the fees paid or received were at least as favorable as those available from unaffiliated parties.

In April 2020, in connection with the organizational measures taken by the Company in response to COVID-19, the Company and Ms. Debbie Perelman, the Company’s President and Chief Executive Officer and a member of Revlon’s and Products Corporation’s Boards of Directors, agreed in writing that, effective on or about April 11, 2020, Ms. Perelman’s base salary would be reduced by 40% to $675,000, less all applicable withholdings and deductions, during the span of COVID-19. The Chairman of the Compensation Committee has the authority to reinstate Ms. Perelman’s base salary in effect immediately prior to such amendment at any time he deems appropriate, in his sole discretion, exercised reasonably. In July 2020, the Chairman of the Compensation Committee, acting pursuant to his delegated authority, partially reinstated Ms. Perelman’s base salary to the same 25% reduction as is currently applicable to the other members of the Company’s Executive Leadership Team. Also in connection with such COVID-19 measures, in March 2020, the Company agreed in writing with each of Ms. Mitra Hormozi and Mr. E. Scott Beattie that, effective April 1, 2020, their provision of advisory services to the Company was suspended, and payment of their consulting fees was also suspended. In connection with Ms. Hormozi’s resignation from the Board in July 2020, the Company and Ms. Hormozi terminated her Consulting Agreement, dated as of November 7, 2019, as amended, which Consulting Agreement had previously been suspended as part of the organizational cost-reduction measures taken by the Company in response to the ongoing COVID-19 pandemic. The Company’s CEO may reinstate Mr. Beattie’s advisory services and payment of his consulting fees at the appropriate time, in her sole discretion, exercised reasonably.

As previously disclosed in the Company’s 2019 Form 10-K, prior to this suspension of services and payments, in March 2020, the Company and Mr. Beattie entered into an Amended and Restated Consulting Agreement (the “2020 Consulting Agreement”), pursuant to which he was scheduled to serve as Senior Advisor to the Company’s CEO for an additional year, subject to automatic 1-year renewals, unless either party elects not to renew, and subject to certain standard termination rights, in consideration for which, the Company would pay Mr. Beattie a fee of $250,000 per year, supplemental to the Board’s compensation program for non-employee directors. The foregoing description of the 2020 Consulting Agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which was filed with the SEC on March 12, 2020 together with the Company’s 2019 Form 10-K.

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

The following Condensed Consolidating Financial Statements present the financial information as of June 30, 2020 and December 31, 2019, and for each of the three and six months June 30, 2020 and 2019 for (i) Products Corporation on a stand-alone basis; (ii) the Guarantor Subsidiaries on a stand-alone basis; (iii) the subsidiaries of Products Corporation that do not guarantee Products Corporation's 5.75% Senior Notes and 6.25% Senior Notes (the "Non-Guarantor Subsidiaries") on a stand-alone basis; and (iv) Products Corporation, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis. The Condensed Consolidating Financial Statements are presented on the equity method, under which the investments in subsidiaries are recorded at cost and adjusted to the applicable share of the subsidiary's cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Products Corporation and Subsidiaries Condensed Consolidating Balance Sheets
As of June 30, 2020
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$271.9	$5.9	$60.7	$—	$338.5
Trade receivables, less allowances for doubtful accounts	73.5	59.4	155.4	—	288.3
Inventories	145.9	175.9	189.4	—	511.2
Prepaid expenses and other	224.8	38.1	44.9	—	307.8
Intercompany receivables	3,173.6	3,134.9	508.9	(6,817.4)	—
Investment in subsidiaries	1,574.2	14.8	—	(1,589.0)	—
Property, plant and equipment, net	189.0	73.8	102.7	—	365.5
Deferred income taxes	235.6	(53.6)	29.1	—	211.1
Goodwill	48.9	264.0	249.8	—	562.7
Intangible assets, net	(20.9)	333.8	128.7	—	441.6
Other assets	72.0	13.6	31.8	—	117.4
Total assets	$5,988.5	$4,060.6	$1,501.4	$(8,406.4)	$3,144.1
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$—	$2.6	$—	$2.6
Current portion of long-term debt	648.2	—	0.1	—	648.3
Accounts payable	107.6	47.6	69.4	—	224.6
Accrued expenses and other	257.7	(35.0)	158.9	—	381.6
Intercompany payables	3,317.2	2,954.4	545.7	(6,817.3)	—
Long-term debt	2,922.8	—	53.0	—	2,975.8
Other long-term liabilities	173.1	111.4	38.4	—	322.9
Total liabilities	7,426.6	3,078.4	868.1	(6,817.3)	4,555.8
Stockholder’s (deficiency) equity	(1,438.1)	982.2	633.3	(1,589.1)	(1,411.7)
Total liabilities and stockholder’s (deficiency) equity	$5,988.5	$4,060.6	$1,501.4	$(8,406.4)	$3,144.1

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

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Three Months Ended June 30, 2020
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$93.8	$78.2	$175.6	$—	$347.6
Cost of sales	54.4	43.5	70.7	—	168.6
Gross profit	39.4	34.7	104.9	—	179.0
Selling, general and administrative expenses	58.8	45.2	90.4	—	194.4
Acquisition and integration costs	2.0	(0.5)	(0.3)	—	1.2
Restructuring charges and other, net	17.1	3.0	0.6	—	20.7
Impairment charges	19.8	—	—	—	19.8
Gain on divested assets	(0.2)	—	—	—	(0.2)
Operating (loss) income	(58.1)	(13.0)	14.2	—	(56.9)
Other (income) expense:
Intercompany interest, net	(0.3)	0.6	(0.3)	—	—
Interest expense	59.2	—	1.7	—	60.9
Amortization of debt issuance costs	6.0	—	—	—	6.0
(Gain) loss on early extinguishment of debt, net	(11.9)	—	—	—	(11.9)
Foreign currency losses (gains), net	6.2	0.5	(4.4)	—	2.3
Miscellaneous, net	24.9	(6.9)	2.6	—	20.6
Other expense (income), net	84.1	(5.8)	(0.4)	—	77.9
(Loss) income from continuing operations before income taxes	(142.2)	(7.2)	14.6	—	(134.8)
(Benefit from) provision for income taxes	(35.8)	21.6	4.6	—	(9.6)
(Loss) income from continuing operations, net of taxes	(106.4)	(28.8)	10.0	—	(125.2)
Equity in income (loss) of subsidiaries	4.7	(6.9)	—	2.2	—
Net (loss) income	$(101.7)	$(35.7)	$10.0	$2.2	$(125.2)
Other comprehensive income (loss)	14.3	7.9	11.2	(19.1)	14.3
Total comprehensive (loss) income	$(87.4)	$(27.8)	$21.2	$(16.9)	$(110.9)

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Three Months Ended June 30, 2019
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$155.5	$124.8	$290.3	$(0.4)	$570.2
Cost of sales	72.2	64.1	108.0	(0.4)	243.9
Gross profit	83.3	60.7	182.3	—	326.3
Selling, general and administrative expenses	109.3	81.5	140.2	—	331.0
Restructuring charges and other, net	0.8	0.8	1.6	—	3.2
Operating (loss) income	(26.8)	(21.6)	40.5	—	(7.9)
Other (income) expense:
Intercompany interest, net	(1.1)	0.7	0.4	—	—
Interest expense	46.1	—	1.7	—	47.8
Amortization of debt issuance costs	3.5	—	—	—	3.5
Foreign currency losses, net	1.8	0.3	(0.9)	—	1.2
Miscellaneous, net	(10.1)	(12.7)	27.4	—	4.6
Other expense (income), net	40.2	(11.7)	28.6	—	57.1
(Loss) income from continuing operations before income taxes	(67.0)	(9.9)	11.9	—	(65.0)
(Benefit from) provision for income taxes	(3.6)	(0.1)	2.8	—	(0.9)
Loss (income) from continuing operations, net of taxes	(63.4)	(9.8)	9.1	—	(64.1)
Income from discontinued operations, net of taxes	—	—	1.6	—	1.6
Equity in income (loss) of subsidiaries	1.1	6.3	—	(7.4)	—
Net (loss) income	$(62.3)	$(3.5)	$10.7	$(7.4)	$(62.5)
Other comprehensive income (loss)	5.3	(1.1)	(0.5)	1.6	5.3
Total comprehensive (loss) income	$(57.0)	$(4.6)	$10.2	$(5.8)	$(57.2)

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Six Months Ended June 30, 2020
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$210.2	$190.7	$399.8	$(0.1)	$800.6
Cost of sales	112.9	97.9	155.7	(0.1)	366.4
Gross profit	97.3	92.8	244.1	—	434.2
Selling, general and administrative expenses	163.2	116.1	202.5	—	481.8
Acquisition, integration and divestiture costs	3.2	—	0.1	—	3.3
Restructuring charges and other, net	40.7	4.3	0.5	—	45.5
Impairment charges	144.1	—	—	—	144.1
Loss on divested assets	0.6	—	—	—	0.6
Operating (loss) income	(254.5)	(27.6)	41.0	—	(241.1)
Other (income) expense:
Intercompany interest, net	(3.0)	1.1	1.9	—	—
Interest expense	105.7	—	3.6	—	109.3
Amortization of debt issuance costs	10.0	—	—	—	10.0
(Gain) loss on early extinguishment of debt, net	(11.9)	—	—	—	(11.9)
Foreign currency losses, net	0.6	2.4	15.9	—	18.9
Miscellaneous, net	0.9	(16.1)	31.7	—	16.5
Other expense (income), net	102.3	(12.6)	53.1	—	142.8
Loss from continuing operations before income taxes	(356.8)	(15.0)	(12.1)	—	(383.9)
Benefit from for income taxes	(52.1)	1.4	4.2	—	(46.5)
Loss from continuing operations, net of taxes	(304.7)	(16.4)	(16.3)	—	(337.4)
Equity in (loss) income of subsidiaries	(29.3)	(26.9)	—	56.2	—
Net (loss) income	$(334.0)	$(43.3)	$(16.3)	$56.2	$(337.4)
Other comprehensive (loss) income	11.6	14.4	2.4	(16.8)	11.6
Total comprehensive (loss) income	$(322.4)	$(28.9)	$(13.9)	$39.4	$(325.8)

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
Other (income) expenses:
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

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2020
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(148.3)	$14.6	$(30.5)	$—	$(164.2)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (used in) provided by investing activities	(2.7)	—	—	—	(2.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(1.3)	(6.2)	0.5	—	(7.0)
Borrowings under the 2020 BrandCo Facilities	880.0	—	—	—	880.0
Repurchases of the 5.75% Senior Notes	(99.6)	—	—	—	(99.6)
Net borrowings under the Amended 2016 Revolving Credit Facility	(22.9)	—	—	—	(22.9)
Repayment of the 2019 Term Loan Facility	(200.0)	—	—	—	(200.0)
Repayments under the 2018 Foreign Asset-Based Term Loan	(31.4)		—	—	(31.4)
Repayments under the 2016 Term Loan Facility	(6.9)	—	—	—	(6.9)
Payment of financing costs	(101.2)	—	—	—	(101.2)
Tax withholdings related to net share settlements of restricted stock and RSUs	(1.6)	—	—	—	(1.6)
Other financing activities	(1.0)	—	—	—	(1.0)
Net cash provided by (used in) financing activities	414.1	(6.2)	0.5	—	408.4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(9.0)	6.9	—	(2.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	263.1	(0.6)	(23.1)	—	239.4
Cash, cash equivalents and restricted cash at beginning of period	$1.0	$6.4	$97.2	$—	$104.5
Cash, cash equivalents and restricted cash at end of period	$264.1	$5.8	$74.1	$—	$343.9

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2019
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(36.8)	$4.8	$(9.2)	$—	$(41.2)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	(6.3)	(1.2)	(4.7)	—	(12.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(9.7)	(6.6)	(2.5)	—	(18.8)
Repayments under the 2016 Term Loan Facility	(9.0)	—	—	—	(9.0)
Net borrowings under the Amended 2016 Revolving Credit Facility	59.9	—	—	—	59.9
Payments of financing costs	(0.8)	—	(0.6)	—	(1.4)
Tax withholdings related to net share settlements of restricted stock and RSUs	(1.6)	—	—	—	(1.6)
Other financing activities	(0.4)	—	(0.1)	—	(0.5)
Net cash provided by financing activities	38.4	(6.6)	(3.2)	—	28.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	0.1	0.4	—	0.5
Net decrease in cash, cash equivalents and restricted cash	(4.7)	(2.9)	(16.7)	—	(24.3)
Cash, cash equivalents and restricted cash at beginning of period	$7.2	$6.6	$73.7	$—	87.5
Cash, cash equivalents and restricted cash at end of period	$2.5	$3.7	$57.0	$—	$63.2

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

19. SUBSEQUENT EVENTS

On July 27, 2020, Products Corporation commenced an offer to exchange (the “Exchange Offer”) any and all of its $387.2 million aggregate principal amount of outstanding 5.75% Senior Notes due 2021 (the “Existing Notes”) for a combination of 5.75% Senior Notes due February 15, 2024 (the “New Notes”) and an Early Tender/Consent Fee, payable in cash, upon the terms and conditions set forth in the confidential Offering Memorandum and Consent Solicitation Statement (the “Offering Memorandum”) dated July 27, 2020. The New Notes will be senior unsecured notes with terms substantially the same as those of the Existing Notes, with certain adjustments specified in the Offering Memorandum. Concurrently with the Exchange Offer, the Company is soliciting consents (the “Consent Solicitation”) to eliminate substantially all of the restrictive covenants and certain events of default with respect to the Existing Notes.

Unless earlier terminated or extended, the Exchange Offer will expire at 11:59 p.m. E.D.T. on August 21, 2020. For each $1,000 principal amount of Existing Notes tendered into the Exchange Offer and Consent Solicitation prior to the early tender deadline of 5:00 p.m. E.D.T. on August 7, 2020, holders of Existing Notes will receive $750 principal amount of New Notes and $50 of cash as an early tender/consent fee. Holders who tender their Existing Notes after the early tender deadline will receive only $750 principal amount of New Notes for each $1,000 principal amount of Existing Notes tendered.

The Exchange Offer and Consent Solicitation are subject to the following conditions precedent: (i) the valid tender without valid withdrawal of not less than 95% of the aggregate outstanding principal amount of Existing Notes (and the provision of the related Consents for such tendered Existing Notes); (ii) the receipt of all necessary consents from the lenders under the Company’s term and revolving credit agreements required in order to consummate the Exchange Offer and Consent Solicitation; (iii) the receipt of requisite consents in the Consent Solicitation; and (iv) various other customary conditions precedent. The conditions precedent are for the sole benefit of the Company and may be amended or waived, in whole or in part, at any time, in the sole and absolute discretion of the Company, subject to applicable law.

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

COVID-19 Impact on the Company’s Business

While the Company continues to execute its business strategy, the COVID-19 pandemic has adversely impacted net sales in all major commercial regions around the globe that are important to the Company's business. COVID-19’s adverse impact on the global economy has contributed to significant and extended quarantines, stay-at-home orders and other social distancing measures; closures and bankruptcies of retailers, beauty salons, spas, offices and manufacturing facilities; increased levels of unemployment; travel and transportation restrictions leading to declines in consumer traffic in key shopping and tourist areas around the globe; and import and export restrictions. These adverse economic conditions have resulted in the general slowdown of the global economy, in turn contributing to a significant decline in net sales within each of the Company’s reporting segments and regions. As the Company currently expects that the COVID-19 pandemic will continue to impact its business going forward, the Company will continue to closely monitor the associated impacts and take appropriate actions in an effort to mitigate COVID-19’s negative effects on the Company’s operations and financial results.

COVID-19 contributed an estimated $214 million ($217 million "XFX," as hereinafter defined), to the Company's $222.6 million decline in net sales for the three months ended June 30, 2020, compared to the prior year quarter, and an estimated $268 million ($272 million XFX) to the Company's $322.8 million decline in net sales for the six months ended June 30, 2020, compared to the prior year period. These declines were partially offset by increased net sales of Revlon beauty tools, Revlon hair color products and Elizabeth Arden skincare and fragrances in certain markets, as well as continued strong growth in the Company's e-commerce net sales.

For the second quarter of 2020, Revlon segment net sales declined $116.5 million ($113.5 million XFX) versus the prior year quarter, with COVID-19 contributing an estimated $115 million ($116 million XFX) to such decline. This net sales decline was partially offset by increased net sales of Revlon-branded beauty tools and Revlon hair color products in North America. COVID-19 had a similar negative impact on the Company's other reporting segments over such period, with COVID-19 contributing (i) an estimated $34 million ($35 million XFX) to a $36.5 million ($34.7 million XFX) decline in the Elizabeth Arden segment, (ii) an estimated $30 million ($31 million XFX) to a $30.2 million ($27.9 million XFX) decline in the Portfolio segment and (iii) an estimated $34 million ($35 million XFX) to a $39.4 million ($38.5 million XFX) decline in the Fragrances segment. Within the Company's Portfolio Segment, during the second quarter of 2020 both the Cutex and Creme of Nature

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

brands experienced double digit net sales growth versus the second quarter of 2019, driven by increased demand due to a shift in consumer buying preferences.

On a regional basis, COVID-19 had a similar negative impact on the Company's North America and International regions during the second quarter of 2020. Of a $109.6 million ($109.1 million XFX) decline in the Company's net sales in its North America region during the second quarter of 2020 compared to the second quarter of 2019, COVID-19 contributed an estimated $104 million ($104 million XFX) to such decline. Similarly, of a $113.0 million ($105.5 million XFX) decline in the Company's net sales in its International region over such period, COVID-19 contributed an estimated $110 million ($113 million XFX) to such decline. This net sales decline was partially offset by increased net sales of certain Elizabeth Arden skincare products, predominantly in China, as well as growth in Cutex and CND nail care products in various markets.

For the six months ended June 30, 2020, Revlon segment net sales declined $182.0 million ($175.5 million XFX) versus the prior year period, with COVID-19 contributing an estimated $135 million ($137 million XFX) to such decline. This net sales decline was partially offset by increased net sales of Revlon-branded beauty tools and Revlon hair color products in North America. COVID-19 had a similar negative impact on the Company's other reporting segments over such period, with COVID-19 contributing: (i) an estimated $56 million ($57 million XFX) to a $52.7 million ($48.4 million XFX) decline in the Elizabeth Arden segment, partially offset by higher net sales of Ceramide skin care products internationally; (ii) an estimated $37 million ($37 million XFX) to a $37.4 million ($33.1 million XFX) decline in the Portfolio segment; and (iii) an estimated $40 million ($41 million XFX) to a $50.7 million ($48.9 million XFX) decline in the Fragrances segment.

On a regional basis, COVID-19 had a similar negative impact on the Company's North America and International regions during the six months ended June 30, 2020. Of a $154.8 million ($154.2 million XFX) decline in the Company’s net sales in its North America region during the six months ended June 30, 2020, compared to the prior year period, COVID-19 contributed an estimated $116 million ($116 million XFX) to such decline. Similarly, of a $168.0 million ($151.8 million XFX) decline in the Company’s net sales in its International region over such period, COVID-19 contributed an estimated $152 million ($156 million XFX) to such decline. This net sales decline was partially offset by increased net sales of certain Elizabeth Arden skincare products, predominantly in China, as well as growth in Cutex nail care products, as well as Creme of Nature products among local and regional brands, in certain markets.

In April 2020, the Company took several cost reduction measures designed to mitigate the adverse impact of COVID-19 on the Company’s net sales, including, without limitation: (i) reducing brand support, as a result of the abrupt decline in retail store traffic; (ii) continuing to monitor the Company’s sales and order flow and periodically scaling down operations and cancelling promotional programs; and (iii) closely managing cash flow and liquidity and prioritizing cash to minimize COVID-19’s impact on the Company’s production capabilities. In April 2020, the Company also implemented various organizational interim measures designed to reduce costs in response to COVID-19, including, without limitation: (i) switching to a reduced work week in the U.S. and in the Company's international locations and reducing executive and employee compensation in the range of 20% to 40%; (ii) furloughing approximately 40% of the Company’s U.S.-based office-based employees and 30% factory-based employees, as well as employees in a majority of the Company's other locations; (iii) suspending the Company’s 2020 merit base salary increases, discretionary profit sharing contributions and matching contributions to the Company’s 401(k) plan; (iv) reducing Board and committee compensation by 50% and eliminating Board and committee meeting fees; and (v) suspending or terminating services and payments under consulting agreements with certain directors. With these measures, including the Revlon 2020 Restructuring Program, the Company achieved cost reductions of approximately $105 million and $153 million during the three and six months ended June 30, 2020, respectively, that have substantially offset the impact of the decline in the Company's net sales over such period. However, with the ongoing COVID-19 pandemic, these mitigation actions may not prove to be effective in insulating the Company from any further damaging economic impact of this pandemic.

For additional information regarding the Company's business, see "Part 1, Item 1 - Business" in the Company's 2019 Form 10-K. Certain capitalized terms used in this Form 10-Q are defined throughout this Item 2.

Overview of Net Sales and Earnings Results
Consolidated net sales in the second quarter of 2020 were $347.6 million, a $222.6 million decrease, or 39.0%, compared to $570.2 million in the second quarter of 2019. Excluding the $8.0 million unfavorable impact of foreign currency fluctuations (referred to herein as "FX," "XFX" or on an "XFX basis"), consolidated net sales decreased by $214.6 million, or 37.6%, during the second quarter of 2020. COVID-19 contributed an estimated $214 million ($217 million XFX), to the Company's $222.6 million decline in net sales in the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The XFX net sales decrease of $214.6 million in the second quarter of 2020 was due to: a $113.5 million, or 45.1%, decrease in

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Revlon segment net sales; a $38.5 million, or 46.6%, decrease in Fragrances segment net sales; a $34.7 million, or 29.6%, decrease in Elizabeth Arden segment net sales; and a $27.9 million, or 23.5%, decrease in Portfolio segment net sales.

Consolidated net sales in the six months ended June 30, 2020 were $800.6 million, a $322.8 million decrease, or 28.7%, compared to $1,123.4 million in the six months ended June 30, 2019. Excluding the $16.9 million unfavorable FX impact, consolidated net sales decreased by $305.9 million, or 27.2%, during the six months ended June 30, 2020. COVID-19 contributed an estimated $268 million ($272 million XFX), to the Company's $322.8 million decline in net sales in the six months ended June 30, 2020, compared to the prior year period. The XFX net sales decrease of $305.9 million in the six months ended June 30, 2020 was due to: a $175.5 million, or 35.2%, decrease in Revlon segment net sales; a $48.9 million, or 30.6%, decrease in Fragrances segment net sales; a $48.4 million, or 21.2%, decrease in Elizabeth Arden segment net sales; and a $33.1 million, or 14.0%, decrease in Portfolio segment net sales.

Consolidated loss from continuing operations, net of taxes, in the second quarter of 2020 was $126.8 million, compared to $65.3 million in the second quarter of 2019. The $61.5 million increase in consolidated loss from continuing operations, net of taxes, in the second quarter of 2020 was primarily due to:

•$147.3 million of lower gross profit, primarily due to the lower net sales in the second quarter of 2020, primarily as a result of the effects of COVID-19, compared the second quarter of 2019;
•a $19.8 million increase in non-cash impairment charges recorded for the second quarter of 2020, primarily attributable to the effects of COVID-19, compared to having had no impairment charges for the second quarter of 2019. This increase is attributable to non-cash impairment charges of $11.2 million recorded on the Company's goodwill and to $8.6 million of non-cash impairment charges recorded on certain of the Company's indefinite-lived intangible assets following the Company's interim impairment assessments for the second quarter of 2020;
•a $17.5 million increase in restructuring charges, primarily related to higher expenditures under the Revlon 2020 Restructuring Program in the second quarter of 2020, compared to the expenditures incurred primarily under the 2018 Optimization Program in the second quarter of 2019;
•a $16.0 million net increase in other miscellaneous expenses, net, in the second quarter of 2020 compared to the second quarter of 2019, primarily due to financing fees expensed in connection with the 2020 Refinancing Transactions (as hereinafter defined);
•a $13.1 million increase in interest expense in the second quarter of 2020 compared to the second quarter of 2019, primarily due to higher weighted average borrowings and higher weighted average interest rates driven primarily by the 2020 BrandCo Term Loan Facility and the 2019 Term Loan Facility (the latter of which was fully repaid in May 2020 using proceeds from the 2020 BrandCo Term Loan Facility);
•a $2.5 million increase in amortization of debt issuance costs in the second quarter of 2020 compared to the second quarter of 2019, primarily due to the additional debt issuance costs recorded and amortized in connection with the 2020 Refinancing Transactions;
•$1.2 million of higher acquisition, integration and divestiture costs in the second quarter of 2020 compared to the second quarter of 2019, relating to the amortization of the cash-based awards under Tier 1 and Tier 2 of the Revlon 2019 Transaction Incentive Program (the "2019 TIP"; see Note 11, "Stock Compensation Plan," to the Company's Unaudited Consolidated Financial Statements in this Form 10-Q for additional details on the 2019 TIP); and
•$1.1 million of unfavorable variance in foreign currency, resulting from $2.3 million in foreign currency losses during the second quarter of 2020, compared to $1.2 million in foreign currency losses during the second quarter of 2019;
with the foregoing partially offset by:
•$136.2 million of lower SG&A expenses in the second quarter of 2020 compared to the second quarter of 2019, primarily driven by cost reductions achieved through the Company's initiatives designed to mitigate the adverse impact of COVID-19 on the Company's operations, as well as from the Revlon 2020 Restructuring Program;
•an $11.9 million increase in net gain on the early extinguishment of debt in the second quarter of 2020, compared to having had no gain in the second quarter of 2019, recorded upon the repurchase and cancellation of approximately $112.8 million in aggregate principal face amount of Products Corporation's 5.75% Senior Notes during the second quarter of 2020; and

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

•a $8.7 million increase in the benefit from income taxes in the second quarter of 2020 compared to the second quarter of 2019, primarily due to: (i) the increased loss from continuing operations before income taxes on which the tax benefit is recognized; (ii) the mix and level of earnings; and (iii) a reduction in the U.S. tax on the Company's foreign earnings, offset by an increase in tax expense related to uncertain tax positions and by the net change in valuation allowances recorded related to increased net losses in certain state jurisdictions.
Consolidated loss from continuing operations, net of taxes, in the six months ended June 30, 2020 was $340.7 million, compared to consolidated loss from continuing operations, net of taxes, of $141.1 million in the six months ended June 30, 2019. The $199.6 million increase in consolidated loss from continuing operations, net of taxes, in the six months ended June 30, 2020, compared to six months ended June 30, 2019, was primarily due to:
•$207.5 million of lower gross profit, primarily due to the COVID-19 related lower net sales in the six months ended June 30, 2020;
•a $144.1 million increase in non-cash impairment charges recorded for the six months ended June 30, 2020, primarily attributable to the effects of COVID-19, compared to having had no impairment charges for the six months ended June 30, 2019. This increase is attributable to non-cash impairment charges of $111.0 million recorded on the Company's goodwill and to $33.1 million of non-cash impairment charges recorded on certain of the Company's indefinite-lived intangible assets following the Company's interim impairment assessments during the first and second quarters of 2020, all of which are primarily attributable to the effects of COVID-19;
•a $36.8 million increase in restructuring charges, primarily related to higher expenditures under the Revlon 2020 Restructuring Program in the six months ended June 30, 2020, compared to the expenditures incurred primarily under the 2018 Optimization Program in the six months ended June 30, 2019;
•$17.5 million of unfavorable variance in foreign currency, resulting from $18.9 million in foreign currency losses during the six months ended June 30, 2020, compared to $1.4 million in foreign currency losses during the six months ended June 30, 2019;
•a $13.8 million increase in interest expense in the six months ended June 30, 2020 compared to the prior year period, primarily due to higher weighted average borrowings and higher weighted average interest rates driven primarily by the 2020 BrandCo Term Loan Facility and the 2019 Term Loan Facility (the latter of which was fully repaid in May 2020 using proceeds from the 2020 BrandCo Term Loan Facility);
•a $10.6 million net increase in other miscellaneous expenses, net, in the six months ended June 30, 2020 compared to the prior year period, primarily due to financing fees expensed in connection with the 2020 Refinancing Transactions;
•a $3.3 million increase in amortization of debt issuance costs in the six months ended June 30, 2020 compared to the prior year period, primarily due to the additional debt issuance costs recorded and amortized in connection with the 2020 Refinancing Transactions; and
•$2.7 million of higher acquisition, integration and divestiture costs in the six months ended June 30, 2020 compared to the prior year period, including $0.7 million in professional fees incurred in connection with the exploration of strategic transactions involving the Company and third parties pursuant to the Strategic Review and approximately $2.6 million relating to the amortization of the cash-based awards under Tier 1 and Tier 2 of the Revlon 2019 TIP (see Note 11, "Stock Compensation Plan," to the Company's Unaudited Consolidated Financial Statements in this Form 10-Q for additional details on the 2019 TIP);
with the foregoing partially offset by:
•$179.4 million of lower SG&A expenses in the six months ended June 30, 2020 compared to the prior year period, primarily driven by cost reductions achieved through the Company's initiatives designed to mitigate the adverse impact of COVID-19 on the Company's operations, as well as from the Revlon 2020 Restructuring Program;
•a $46.0 million increase in the benefit from income taxes in the six months ended June 30, 2020 compared to the prior year period, primarily due to: (i) the increased loss from continuing operations before income taxes on which the tax benefit is recognized; (ii) the mix and level of earnings; and (iii) a reduction in the U.S. tax on the Company's foreign earnings, net of the impact of non-deductible impairment charges, partially offset by the net change in valuation allowances recorded related to the limitation on the deductibility of interest; and

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

•a $11.9 million increase in net gain on the early extinguishment of debt in the six months ended June 30, 2020, compared to having had no gain in the prior year period, recorded during the second quarter of 2020 upon the repurchase and cancellation of approximately $112.8 million in aggregate principal face amount of Products Corporation's 5.75% Senior Notes.

Recent Debt Transactions

Exchange Offer

On July 27, 2020, Products Corporation commenced an offer to exchange (the “Exchange Offer”) any and all of its $387.2 million aggregate principal amount of outstanding 5.75% Senior Notes due 2021 (the “Existing Notes”) for a combination of 5.75% Senior Notes due February 15, 2024 (the “New Notes”) and an Early Tender/Consent Fee, payable in cash, upon the terms and conditions set forth in the confidential Offering Memorandum and Consent Solicitation Statement (the “Offering Memorandum”) dated July 27, 2020. The New Notes will be senior unsecured notes with terms substantially the same as those of the Existing Notes, with certain adjustments specified in the Offering Memorandum. Concurrently with the Exchange Offer, the Company is soliciting consents (the “Consent Solicitation”) to eliminate substantially all of the restrictive covenants and certain events of default with respect to the Existing Notes.

Unless earlier terminated or extended, the Exchange Offer will expire at 11:59 p.m. E.D.T. on August 21, 2020. For each $1,000 principal amount of Existing Notes tendered into the Exchange Offer and Consent Solicitation prior to the early tender deadline of 5:00 p.m. E.D.T. on August 7, 2020, holders of Existing Notes will receive $750 principal amount of New Notes and $50 of cash as an early tender/consent fee. Holders who tender their Existing Notes after the early tender deadline will receive only $750 principal amount of New Notes for each $1,000 principal amount of Existing Notes tendered.

The Exchange Offer and Consent Solicitation are subject to the following conditions precedent: (i) the valid tender without valid withdrawal of not less than 95% of the aggregate outstanding principal amount of Existing Notes (and the provision of the related Consents for such tendered Existing Notes); (ii) the receipt of all necessary consents from the lenders under the Company’s term and revolving credit agreements required in order to consummate the Exchange Offer and Consent Solicitation; (iii) the receipt of requisite consents in the Consent Solicitation; and (iv) various other customary conditions precedent. The conditions precedent are for the sole benefit of the Company and may be amended or waived, in whole or in part, at any time, in the sole and absolute discretion of the Company, subject to applicable law.

Consummation of 2020 BrandCo Refinancing Transactions

On May 7, 2020 (the “BrandCo 2020 Facilities Closing Date”), the Company, entered into a term credit agreement (the “2020 BrandCo Credit Agreement”) with Jefferies Finance LLC, as administrative agent and collateral agent, and certain financial institutions (the “2020 Facilities Lenders”) that are lenders or the affiliates of lenders under Products Corporation’s Term Loan Credit Agreement, dated as of September 7, 2016 and amended on April 30, 2020 and as amended on the BrandCo 2020 Facilities Closing Date, as further described below (as amended to date, the “2016 Term Loan Facility”). Pursuant to the 2020 BrandCo Credit Agreement, the 2020 Facilities Lenders provided the Company with new and roll-up senior secured term loan facilities (the “2020 BrandCo Facilities” and, collectively, the "2020 BrandCo Term Loan Facility" and, together with the use of proceeds thereof and the Extension Amendment (as defined below), the “2020 Refinancing Transactions”).

Principal and Maturity: The 2020 BrandCo Facilities consist of: (i) a senior secured term loan facility in an aggregate principal amount outstanding on the BrandCo 2020 Facilities Closing Date of $815 million, plus the amount of certain fees and accrued interest that have been capitalized (the “2020 BrandCo Facility”); (ii) commitments in respect of a senior secured term loan facility in an aggregate principal amount of $950 million (the “Roll-up BrandCo Facility”); and (iii) a senior secured term loan facility in an aggregate principal amount outstanding on the BrandCo 2020 Facilities Closing Date of $3 million (the “Junior Roll-up BrandCo Facility”). Additionally, on May 28, 2020, Products Corporation borrowed from the 2020 Facilities Lenders an additional $65 million of term loans under the 2020 BrandCo Facility to repay in full the 2020 Incremental Facility (as defined below) under the 2016 Term Loan Facility, as a result of which the 2020 BrandCo Facility at June 30, 2020 had an aggregate principal amount outstanding of $910.6 million (including paid-in-kind closing fees of $29.1 million and paid-in-kind interest of $1.5 million that have been capitalized). Additionally, during the three months ended June 30, 2020, certain lenders under the 2016 Term Loan Facility due June 2023, representing $809.8 million in aggregate principal outstanding, rolled-up to the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility due June 2025, as a result of which the Roll-up BrandCo

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Facility and the Junior Roll-up BrandCo Facility at June 30, 2020 have an aggregate principal amount outstanding of $809.8 million. The Company determined that the roll-up of such 2016 Term Loan Facility lenders into the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility represented a debt modification under U.S. GAAP, as the cash flow effect between the amount that Products Corporation owed to the participating lenders under the old debt instrument (i.e., the 2016 Term Loan Facility) and the amount that Products Corporation owed to such lenders after the consummation of the roll-up into the new debt instrument (i.e., the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility) on a present value basis was less than 10% and, thus, the debt instruments were not considered to be substantially different within the meaning of ASC 470, Debt, under U.S. GAAP.

The proceeds of the 2020 BrandCo Facility were used: (i) to repay in full approximately $200 million of indebtedness outstanding under Products Corporation’s 2019 Term Loan Facility; (ii) to repay in full and terminate commitments under the 2020 Incremental Facility; and (iii) to pay fees and expenses in connection with the 2020 BrandCo Facilities and the 2020 Refinancing Transactions. The Company will use the remaining net proceeds for general corporate purposes, including repurchasing, repaying or refinancing Products Corporation’s outstanding 5.75% Senior Notes. The proceeds of the Roll-up BrandCo Facility are available prior to the third anniversary of the BrandCo 2020 Facilities Closing Date to purchase at par an equivalent amount of any remaining term loans under the 2016 Term Loan Facility held by the lenders participating in the 2020 BrandCo Facility or their transferees. During the three months ended June 30, 2020, certain lenders under the 2016 Term Loan Facility due June 2023, representing $809.8 million in aggregate principal outstanding, rolled-up to the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility due June 2025, as a result of which the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility at June 30, 2020 have an aggregate principal amount outstanding of $809.8 million, with a remaining capacity for the roll-up of loans under the 2016 Term Loan Facility of $143.2 million.
The 2020 BrandCo Facilities will mature on June 30, 2025, subject to a springing maturity 91 days prior to the August 1, 2024 maturity date of Products Corporation’s 6.25% Senior Notes if, on such date, $100 million or more in aggregate principal amount of the 6.25% Senior Notes remain outstanding.

The Company incurred approximately $116.7 million of new debt issuance costs in connection with closing the 2020 BrandCo Facility, which include paid-in kind amounts that are recorded as an adjustment to the carrying amount of the related liability and amortized to interest expense in accordance with the effective interest method over the term of the 2020 BrandCo Facilities.

Borrower, Guarantees and Security: Products Corporation is the borrower under the 2020 BrandCo Facilities and the 2020 BrandCo Facilities are guaranteed by certain of Products Corporation's indirect subsidiaries (the “BrandCos”) that hold certain intellectual property assets related to the Elizabeth Arden and American Crew brands, certain other Portfolio segment brands and certain owned Fragrance segment brands (the “Specified Brand Assets”). While the BrandCos do not guarantee the 2016 Term Loan Facility, all guarantors of the 2016 Term Loan Facility guarantee the 2020 BrandCo Facilities. All of the assets of the BrandCos (including all capital stock issued by the BrandCos) have been pledged to secure the 2020 BrandCo Facility on a first-priority basis, the Roll-up BrandCo Facility on a second-priority basis and the Junior Roll-up BrandCo Facility on a third-priority basis and while such assets do not secure the 2016 Term Loan Facility, the 2020 BrandCo Facilities are secured on a pari passu basis by the assets securing the 2016 Term Loan Facility.

Contribution and License Agreements: In connection with the pledge of the Specified Brand Assets, Products Corporation and certain of its subsidiaries contributed the Specified Brand Assets to the BrandCos. Products Corporation entered into license and royalty arrangements on arm’s length terms with the relevant BrandCos to provide for the continued use of the Specified Brand Assets by Products Corporation and its subsidiaries during the term of the 2020 BrandCo Facilities.

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

Affirmative and Negative Covenants: The 2020 BrandCo Facilities contain certain affirmative and negative covenants that, among other things, limit Products Corporation’s and its restricted subsidiaries’ ability to: (i) incur additional debt; (ii) incur liens; (iii) sell, transfer or dispose of assets; (iv) make investments; (v) make dividends and distributions on, or repurchases of, equity; (vi) make prepayments of contractually subordinated, unsecured or junior lien debt; (vii) enter into certain transactions with their affiliates; (viii) enter into sale-leaseback transactions; (ix) change their lines of business; (x) restrict dividends from their subsidiaries or restrict liens; (xi) change their fiscal year; and (xii) modify the terms of certain debt. The 2020 BrandCo

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Facilities also restrict distributions and other payments from the BrandCos based on certain minimum thresholds of net sales with respect to the Specified Brand Assets. The 2020 BrandCo Facilities also contain certain customary representations, warranties and events of default, including a cross default provision making it an event of default under the 2020 BrandCo Credit Agreement if there is an event of default under Products Corporation’s existing 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement or the Senior Notes Indentures. The lenders under the 2020 BrandCo Credit Agreement may declare all outstanding loans under the 2020 BrandCo Facilities to be due and payable immediately upon an event of default. Under such circumstances, the lenders under the 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement, and the holders under the Senior Notes Indentures may also declare all outstanding amounts under such instruments to be due and payable immediately as a result of similar cross default or cross acceleration provisions, subject to certain exceptions and limitations described in the relevant instruments.

Prepayments: The 2020 BrandCo Facilities are subject to certain mandatory prepayments, including from the net proceeds from the issuance of certain additional debt and asset sale proceeds of certain non-ordinary course asset sales or other dispositions of property, subject to certain exceptions. The 2020 BrandCo Facilities may be repaid at any time, subject to customary prepayment premiums.

2016 Term Loan Facility Extension Amendment: Term loan lenders under the 2016 Term Loan Facility were offered the opportunity to participate at par in the 2020 BrandCo Facilities based on their holdings of term loans under the 2016 Term Loan Facility. Lenders participating in the 2020 BrandCo Facilities, as well as other consenting lenders representing, in the aggregate, a majority of the loans and commitments under the 2016 Term Loan Facility, consented to an amendment to the 2016 Term Loan Facility (the “Extension Amendment”) that, among other things, made certain modifications to the covenants thereof and extended the maturity date of their term loans (“Extended Term Loans”) to June 30, 2025, subject to (i) the same September 7, 2023 springing maturity date of the non-extended term loans under the 2016 Term Loan Facility if, on such date, $75 million or more in aggregate principal amount of the non-extended term loans under the 2016 Term Loan Facility remains outstanding, and (ii) a springing maturity of 91 days prior to the August 1, 2024 maturity date of the 6.25% Senior Notes if, on such date, $100 million or more in aggregate principal amount of the 6.25% Senior Notes remains outstanding. The Extension Amendment became effective on the BrandCo 2020 Facilities Closing Date. As of June 30, 2020, approximately $30.8 million in aggregate principal amount of Extended Term Loans were outstanding after giving effect to the 2020 Refinancing Transactions. The Extended Term Loans bear interest at a rate of LIBOR (with a LIBOR floor of 0.75%) plus 3.50% per annum, payable not less than quarterly in arrears in cash, consistent with the interest rate applicable to the non-extended term loans. Approximately $17.0 million of accrued interest outstanding on the 2016 Term Loan Facility was paid on the BrandCo 2020 Facilities Closing Date. The aggregate principal amount of non-extended term loans under the 2016 Term Loan Facility as of June 30, 2020 was $894.0 million.

Repurchases of 5.75% Senior Notes due 2021

On May 7, 2020, the Company used a portion of the proceeds from the 2020 BrandCo Facility to repurchase and subsequently cancel $50 million in aggregate principal face amount of its 5.75% Senior Notes. Products Corporation also paid approximately $0.7 million of accrued interest outstanding on the 5.75% Senior Notes on May 7, 2020. After the BrandCo 2020 Facilities Closing Date, the Company repurchased and subsequently canceled in July 2020 a further $62.8 million in aggregate principal face amount of its 5.75% Senior Notes. Accordingly, as of June 30, 2020, the Company had repurchased and subsequently cancelled a total of approximately $112.8 million in aggregate principal face amount of its 5.75% Senior Notes, resulting in a net gain on extinguishment of debt of approximately $11.9 million, which was recorded within "(Gain) loss on early extinguishment of debt, net" on the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2020.

Prepayment of the 2019 Term Loan Facility due 2023

On the BrandCo 2020 Facilities Closing Date, the Company used a portion of the proceeds from the 2020 BrandCo Facility to fully prepay the entire principal amount outstanding under its 2019 Term Loan Facility, totaling $200 million, plus approximately $1.3 million of accrued interest outstanding thereon, as well as approximately $33.5 million in prepayment premiums, $10.3 million in lenders' fees, $0.3 million in legal fees and approximately $2.0 million in other third party fees. As the lenders under the 2019 Term Loan Facility participated in the 2020 BrandCo Term Loan Facility, the Company determined that the full repayment of the 2019 Term Loan Facility represented a debt modification under U.S. GAAP as the cash flow effect between the old debt instrument (i.e., the 2019 Term Loan Facility) and the new debt instrument (i.e., the 2020 BrandCo Facility) on a present value basis was less than 10% and, thus, the debt instruments were not considered to be substantially

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

different within the meaning of ASC 470, Debt, under U.S. GAAP. Accordingly, the $33.5 million of prepayment premiums, as well as the $10.3 million in other lenders' fees were capitalized as part of the aforementioned $116.7 million of total new debt issuance costs for the 2020 BrandCo Term Loan Facility, while the aforementioned $0.3 million of legal fees and $2.0 million in other third party fees were expensed as incurred in the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2020.

Amendment to the 2018 Foreign Asset-Based Term Facility

On May 4, 2020, the Company entered into an amendment to the 2018 Foreign Asset Based Term Facility, which had an original outstanding principal amount of €77 million. Such amendment provided for the following:

•increasing the interest rate on the loan from EURIBOR (with a floor 0.50%) plus a margin of 6.50% to EURIBOR (with a floor 0.50%) plus a margin of 7.00%;
•adding a springing maturity date of 91 days prior to the February 15, 2021 maturity of the 5.75% Senior Notes if any of the 5.75% Senior Notes remain outstanding on such date;
•requiring a mandatory prepayment of €5.0 million; and
•clarifying certain terms and waiving certain provisions in connection with the 2020 Refinancing Transactions.

Approximately $0.4 million of amendment fees paid to the lenders under 2018 Foreign Asset-Based Term Facility were capitalized and are amortized to interest expense, together with any unamortized debt issuance costs outstanding prior to the amendment. As of June 30, 2020, there was €48.5 million outstanding under the 2018 Foreign Asset-Based Term Facility, reflecting a repayment of €28.5 million made during the quarter ended June 30, 2020.

Incremental Revolving Credit Facility under the 2016 Term Loan Agreement

On April 30, 2020, Products Corporation entered into a Joinder Agreement (the “2020 Joinder Agreement”), with Revlon, certain of their subsidiaries and certain existing lenders (the “Incremental Lenders”) under Products Corporation’s 2016 Term Loan Agreement to provide for a $65 million incremental revolving credit facility (the “2020 Incremental Facility”). On the closing of the 2020 Incremental Facility, Products Corporation borrowed $63.5 million of revolving loans for working capital purposes and subsequently on May 11, 2020 Products Corporation also borrowed the additional $1.5 million of delayed funding. After the BrandCo 2020 Facilities Closing Date, Products Corporation borrowed the remaining $1.5 million of revolving loans for working capital purposes. The commitments in respect of the 2020 Incremental Facility would have terminated on September 7, 2021, subject to a springing maturity date of 91 days prior to the February 15, 2021 maturity date of Products Corporation's 5.75% Senior Notes if any such notes remain outstanding on such date, and certain liquidity requirements are not satisfied. Prior to its full repayment on May 28, 2020, amounts outstanding under the 2020 Incremental Facility bore interest at a rate of (x) LIBOR plus 16% or (y) an Alternate Base Rate plus 15%, at Products Corporation’s option. Except as to pricing, maturity and differences due to its revolving nature, the terms of the 2020 Incremental Facility were otherwise substantially consistent with the existing term loans under the 2016 Term Loan Facility. The 2020 Incremental Facility was repaid in full, and the commitments thereunder terminated, on May 28, 2020. Upon such repayment, approximately $2.9 million of upfront commitment fees that the Company incurred in connection with consummating the 2020 Incremental Facility were entirely expensed within "Miscellaneous, net" on the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2020.

Amendments to 2016 Revolving Credit Agreement

On May 7, 2020, in connection with consummating the 2020 Refinancing Transactions, the Company entered into Amendment No. 4 to Products Corporation’s Asset-Based Revolving Credit Agreement, dated as of September 7, 2016, as amended (the “2016 Revolving Credit Facility”). Amendment No. 4, among other things, made certain amendments and provided for certain waivers relating to the 2020 Refinancing Transactions under the 2016 Revolving Credit Facility. In exchange for such amendments and waivers, the interest rate margin applicable to loans under Tranche A of the 2016 Revolving Credit Facility increased by 0.75%. In connection with the amendments to Tranche B of the 2016 Revolving Credit Facility (which was fully repaid on its May 17, 2020 extended maturity date), the Company incurred approximately $1.1 million in lender's fees that upon its full repayment were entirely expensed within “Miscellaneous, net” on the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss as of June 30, 2020.

Previously, on April 17, 2020 (the “FILO Closing Date”), the Company entered into Amendment No. 3 to the 2016 Revolving Credit Facility (“Amendment No. 3”), pursuant to which, the maturity date applicable to $36.3 million of loans

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

under the $41.5 million senior secured first in, last out Tranche B under the 2016 Revolving Credit Facility (the “FILO Tranche”) was extended from April 17, 2020 to May 17, 2020 (the “Extended Maturity Date”). The Company repaid the remaining approximately $5.2 million of FILO Tranche loans as of the FILO Closing Date. In addition, Amendment No. 3 increased the applicable interest margin for the FILO Tranche by 0.75%, subject to a LIBOR floor of 0.75%. The FILO Tranche was fully repaid on the Extended Maturity Date.

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

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Results of Operations — Revlon, Inc.

Consolidated Net Sales:

Second quarter results:

Consolidated net sales in the second quarter of 2020 were $347.6 million, a $222.6 million decrease, or 39.0%, compared to $570.2 million in the second quarter of 2019. Excluding the $8.0 million unfavorable impact of foreign currency fluctuations (referred to herein as "FX," "XFX" or on an "XFX basis"), consolidated net sales decreased by $214.6 million, or 37.6%, during the second quarter of 2020. COVID-19 contributed an estimated $214 million ($217 million XFX), to the Company's $222.6 million decline in net sales in the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The XFX net sales decrease of $214.6 million in the second quarter of 2020 was due to: a $113.5 million, or 45.1%, decrease in Revlon segment net sales; a $38.5 million, or 46.6%, decrease in Fragrances segment net sales; a $34.7 million, or 29.6%, decrease in Elizabeth Arden segment net sales; and a $27.9 million, or 23.5%, decrease in Portfolio segment net sales.
Year-to-date-results:

Consolidated net sales in the six months ended June 30, 2020 were $800.6 million, a $322.8 million decrease, or 28.7%, compared to $1,123.4 million in the six months ended June 30, 2019. Excluding the $16.9 million unfavorable FX impact, consolidated net sales decreased by $305.9 million, or 27.2%, during the six months ended June 30, 2020. COVID-19 contributed an estimated $268 million ($272 million XFX), to the Company's $322.8 million decline in net sales in the six months ended June 30, 2020, compared to the prior year period. The XFX net sales decrease of $305.9 million in the six months ended June 30, 2020 was due to: a $175.5 million, or 35.2%, decrease in Revlon segment net sales; a $48.9 million, or 30.6%, decrease in Fragrances segment net sales; a $48.4 million, or 21.2%, decrease in Elizabeth Arden segment net sales; and a $33.1 million, or 14.0%, decrease in Portfolio segment net sales.

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

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

The following tables provide a comparative summary of the Company's segment results for the periods presented.

	Net Sales						Segment Profit
	Three Months Ended June 30,		Change		XFX Change (a)		Three Months Ended June 30,		Change		XFX Change (a)
	2020	2019	$	%	$	%	2020	2019	$	%	$	%
Revlon	$135.0	$251.5	$(116.5)	(46.3)%	$(113.5)	(45.1)%	$12.3	$25.6	$(13.3)	(52.0)%	$(13.4)	(52.3)%
Elizabeth Arden	80.9	117.4	(36.5)	(31.1)%	(34.7)	(29.6)%	10.8	2.7	8.1	N.M.	8.3	N.M.
Portfolio	88.5	118.7	(30.2)	(25.4)%	(27.9)	(23.5)%	14.5	6.1	8.4	137.7%	8.4	137.7%
Fragrances	43.2	82.6	(39.4)	(47.7)%	(38.5)	(46.6)%	7.8	12.6	(4.8)	(38.1)%	(4.7)	(37.3)%
Total	$347.6	$570.2	$(222.6)	(39.0)%	$(214.6)	(37.6)%	$45.4	$47.0	$(1.6)	(3.4)%	$(1.4)	(3.0)%

	Net Sales						Segment Profit
	Six Months Ended June 30,		Change		XFX Change (a)		Six Months Ended June 30,		Change		XFX Change (a)
	2020	2019	$	%	$	%	2020	2019	$	%	$	%
Revlon	$316.8	$498.8	$(182.0)	(36.5)%	$(175.5)	(35.2)%	$27.9	$51.2	$(23.3)	(45.5)%	$(22.7)	(44.3)%
Elizabeth Arden	176.1	228.8	(52.7)	(23.0)%	(48.4)	(21.2)%	15.0	4.6	10.4	226.1%	11.1	241.3%
Portfolio	198.5	235.9	(37.4)	(15.9)%	(33.1)	(14.0)%	21.7	10.6	11.1	104.7%	11.3	106.6%
Fragrances	109.2	159.9	(50.7)	(31.7)%	(48.9)	(30.6)%	9.2	19.4	(10.2)	(52.6)%	(10.0)	(51.5)%
Total	$800.6	$1,123.4	$(322.8)	(28.7)%	$(305.9)	(27.2)%	$73.8	$85.8	$(12.0)	(14.0)%	$(10.3)	(12.0)%

(a) XFX excludes the impact of foreign currency fluctuations.
N.M. - Not meaningful

Revlon Segment

Second quarter results:

Revlon segment net sales in the second quarter of 2020 were $135.0 million, a $116.5 million, or 46.3%, decrease, compared to $251.5 million in the second quarter of 2019. Excluding the $3.0 million unfavorable FX impact, total Revlon segment net sales in the second quarter of 2020 decreased by $113.5 million, or 45.1%, compared to the second quarter of 2019. COVID-19 contributed an estimated $115 million ($116 million XFX) to the Revlon segment's decrease in net sales in the second quarter of 2020, compared to the prior year quarter. The Revlon segment XFX decrease in net sales of $113.5 million in the second quarter of 2020 was driven primarily by lower net sales of Revlon color cosmetics, as well as lower international net sales of Revlon-branded professional hair-care products and Revlon ColorSilk hair color products, due, primarily, to the continuing effects of COVID-19 on the mass retail channels and on salon activity, respectively. This decrease was partially offset by higher net sales of Revlon-branded beauty tools and hair color products in North America.

Revlon segment profit in the second quarter of 2020 was $12.3 million, a $13.3 million, or 52.0%, decrease, compared to $25.6 million in the second quarter of 2019. Excluding the $0.1 million favorable FX impact, Revlon segment profit in the second quarter of 2020 decreased by $13.4 million, or 52.3%, compared to the second quarter of 2019. This decrease was driven primarily by the Revlon segment's lower net sales, primarily due to COVID-19 as described above, and lower gross profit margin, partially offset primarily by lower brand support and other SG&A expenses, primarily driven by cost reductions achieved through the Company's initiatives designed to mitigate the adverse impact of COVID-19 on the Company's operations, as well as the Revlon 2020 Restructuring Program.

Year-to-date results:

Revlon segment net sales in the six months ended June 30, 2020 were $316.8 million, a $182.0 million, or 36.5%, decrease, compared to $498.8 million in the six months ended June 30, 2019. Excluding the $6.5 million unfavorable FX impact, total Revlon segment net sales in the six months ended June 30, 2020 decreased by $175.5 million, or 35.2%, compared to the six months ended June 30, 2019. COVID-19 contributed an estimated $135 million ($137 million XFX) to the Revlon segment's decrease in net sales in the six months ended June 30, 2020, compared to the prior year period. The Revlon

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

segment's XFX decrease in net sales of $175.5 million in the six months ended June 30, 2020 was driven primarily by lower net sales of Revlon color cosmetics, as well as lower international net sales of Revlon-branded professional hair-care products and Revlon ColorSilk hair color products, due, primarily, to the continuing effects of COVID-19 on the mass retail channels and on salons activity, respectively, partially offset by increased net sales of Revlon-branded beauty tools and Revlon hair color products in North America.

Revlon segment profit in the six months ended June 30, 2020 was $27.9 million, a $23.3 million, or 45.5%, decrease, compared to $51.2 million in the six months ended June 30, 2019. Excluding the $0.6 million unfavorable FX impact, Revlon segment profit in the six months ended June 30, 2020 decreased by $22.7 million, or 44.3%, compared to the six months ended June 30, 2019. This decrease was driven primarily by the Revlon segment's lower net sales, primarily due to COVID-19 as described above, and lower gross profit margin, partially offset primarily by lower brand support and other SG&A expenses, primarily driven by cost reductions achieved through the Company's initiatives designed to mitigate the adverse impact of COVID-19 on the Company's operations, as well as the Revlon 2020 Restructuring Program.

Elizabeth Arden Segment

Second quarter results:

Elizabeth Arden segment net sales in the second quarter of 2020 were $80.9 million, a $36.5 million, or 31.1%, decrease, compared to $117.4 million in the second quarter of 2019. Excluding the $1.8 million unfavorable FX impact, Elizabeth Arden segment net sales in the second quarter of 2020 decreased by $34.7 million, or 29.6%, compared to the second quarter of 2019. COVID-19 contributed an estimated $34 million ($35 million XFX) to the Elizabeth Arden segment’s decrease in net sales in the second quarter of 2020, compared to the prior year quarter. The Elizabeth Arden segment XFX decrease in net sales of $34.7 million in the second quarter of 2020 was driven primarily by lower net sales of certain Elizabeth Arden-branded skin care products, as well as color cosmetics, and lower net sales of Elizabeth Arden-branded fragrances, due, primarily, to the continuing effects of COVID-19 on foot traffic at department stores and other retail outlets, partially offset by higher net sales of Ceramide skin care products.

Elizabeth Arden segment profit in the second quarter of 2020 was $10.8 million, an $8.1 million increase, compared to $2.7 million in the second quarter of 2019. Excluding the $0.2 million unfavorable FX impact, Elizabeth Arden segment profit in the second quarter of 2020 increased by $8.3 million, compared to the second quarter of 2019. This increase was driven primarily by the Elizabeth Arden segment's higher gross profit margin and lower SG&A and brand support expenses, primarily driven by cost reductions achieved through the Company's initiatives designed to mitigate the adverse impact of COVID-19 on the Company's operations, as well as the Revlon 2020 Restructuring Program, partially offset by the segment's lower net sales described above.

Year-to-date results:

Elizabeth Arden segment net sales in the six months ended June 30, 2020 were $176.1 million, a $52.7 million, or 23.0%, decrease, compared to $228.8 million in the six months ended June 30, 2019. Excluding the $4.3 million unfavorable FX impact, Elizabeth Arden segment net sales in the six months ended June 30, 2020 decreased by $48.4 million, or 21.2%, compared to the six months ended June 30, 2019. COVID-19 contributed an estimated $56 million ($57 million XFX) to the Elizabeth Arden segment’s decrease in net sales in the six months ended June 30, 2020, compared to the prior year period. The Elizabeth Arden segment XFX decrease in net sales of $48.4 million in the six months ended June 30, 2020 was driven primarily by lower net sales of certain Elizabeth Arden-branded skin care products, as well as color cosmetics, and lower net sales of Elizabeth Arden-branded fragrances, due, primarily, to the continuing effects of COVID-19 on foot traffic at department stores and other retail outlets, partially offset by higher net sales of Ceramide skin care products internationally.

Elizabeth Arden segment profit in the six months ended June 30, 2020 was $15.0 million, a $10.4 million, or 226.1%, increase, compared to $4.6 million in the six months ended June 30, 2019. Excluding the $0.7 million unfavorable FX impact, Elizabeth Arden segment profit in the six months ended June 30, 2020 increased by $11.1 million, or 241.3%, compared to the six months ended June 30, 2019. This increase was driven primarily by the Elizabeth Arden segment's higher gross profit margin and lower other SG&A and brand support expenses, primarily driven by cost reductions achieved through the Company's initiatives designed to mitigate the adverse impact of COVID-19 on the Company's operations, as well as the Revlon 2020 Restructuring Program, partially offset by the segment's lower net sales described above.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Portfolio Segment

Second quarter results:
Portfolio segment net sales in the second quarter of 2020 were $88.5 million, a $30.2 million, or 25.4%, decrease, compared to $118.7 million in the second quarter of 2019. Excluding the $2.3 million unfavorable FX impact, total Portfolio segment net sales in the second quarter of 2020 decreased by $27.9 million, or 23.5%, compared to the second quarter of 2019. COVID-19 contributed an estimated $30 million ($31 million XFX) to the Portfolio segment’s decrease in net sales in the second quarter of 2020, compared to the prior year quarter. The Portfolio segment XFX decrease in net sales of $27.9 million in the second quarter of 2020 was driven primarily by lower net sales of Almay color cosmetics, American Crew men's grooming products, CND nail products and Mitchum anti-perspirant deodorants, primarily in North America, driven, primarily, by the continuing effect of COVID-19 on the mass retail channel and on salons. This decrease was partially offset by higher net sales of Cutex nail care products, primarily in North America and of Creme of Nature products among local and regional brands.

Portfolio segment profit in the second quarter of 2020 was $14.5 million, a $8.4 million increase compared to $6.1 million in the second quarter of 2019. This increase was driven primarily by the Portfolio segment's lower SG&A and brand support expenses, primarily driven by cost reductions achieved through the Company's initiatives designed to mitigate the adverse impact of COVID-19 on the Company's operations, as well as the Revlon 2020 Restructuring Program, partially offset by the segment's lower net sales, primarily due to COVID-19 as described above and lower gross profit margin.
Year-to-date results:
Portfolio segment net sales in the six months ended June 30, 2020 were $198.5 million, a $37.4 million, or 15.9%, decrease, compared to $235.9 million in the six months ended June 30, 2019. Excluding the $4.3 million unfavorable FX impact, total Portfolio segment net sales in the six months ended June 30, 2020 decreased by $33.1 million, or 14.0%, compared to the six months ended June 30, 2019. COVID-19 contributed an estimated $37 million ($37 million XFX) to the Portfolio segment’s decrease in net sales in the six months ended June 30, 2020, compared to the prior year period. The Portfolio segment XFX decrease in net sales of $33.1 million in the six months ended June 30, 2020 was driven primarily by lower net sales of Almay color cosmetics, American Crew men's grooming products, CND nail products, primarily in North America, as well as certain local and regional skin care products brands, driven, primarily, by the continuing effects of COVID-19 on the mass retail channel and salons. This decrease was partially offset by higher net sales of Cutex nail care products, primarily in North America.

Portfolio segment profit in the six months ended June 30, 2020 was $21.7 million, a $11.1 million, or 104.7%, increase compared to $10.6 million in the six months ended June 30, 2019. Excluding the $0.2 million unfavorable FX impact, Portfolio segment profit in the six months ended June 30, 2020 increased by $11.3 million, or 106.6%, compared to the six months ended June 30, 2019. This increase was driven primarily by the Portfolio segment's slightly higher gross profit margin and lower SG&A and brand support expenses, primarily driven by cost reductions achieved through the Company's initiatives designed to mitigate the adverse impact of COVID-19 on the Company's operations, as well as the Revlon 2020 Restructuring Program, partially offset by the segment's lower net sales, primarily due to COVID-19, as described above.

Fragrances Segment

Second quarter results:
Fragrances segment net sales in the second quarter of 2020 were $43.2 million, a $39.4 million, or 47.7%, decrease, compared to $82.6 million in the second quarter of 2019. Excluding the $0.9 million unfavorable FX impact, total Fragrances segment net sales in the second quarter of 2020 decreased by $38.5 million, or 46.6%, compared to the second quarter of 2019. COVID-19 contributed an estimated $34 million ($35 million XFX) to the Fragrances segment’s decrease in net sales in the second quarter of 2020, compared to the prior year quarter. The Fragrances segment XFX decrease in net sales of $38.5 million in the second quarter of 2020 was driven primarily by continuing impacts from COVID-19 especially in the prestige channel due to temporary door closures.

Fragrances segment profit in the second quarter of 2020 was $7.8 million, a $4.8 million, or 38.1%, decrease, compared to $12.6 million in the second quarter of 2019. Excluding the $0.1 million unfavorable FX impact, Fragrances segment profit in the second quarter of 2020 decreased by $4.7 million, or 37.3%, compared to the second quarter of 2019. This decrease was driven primarily by the Fragrances segment's lower net sales, primarily due to COVID-19 as described above, partially offset by

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

higher gross profit margin and lower SG&A and brand support expenses, primarily driven by cost reductions achieved through the Company's initiatives designed to mitigate the adverse impact of COVID-19 on the Company's operations, as well as the Revlon 2020 Restructuring Program.
Year-to-date results:
Fragrances segment net sales in the six months ended June 30, 2020 were $109.2 million, a $50.7 million, or 31.7%, decrease, compared to $159.9 million in the six months ended June 30, 2019. Excluding the $1.8 million unfavorable FX impact, total Fragrances segment net sales in the six months ended June 30, 2020 decreased by $48.9 million, or 30.6%, compared to the six months ended June 30, 2019. COVID-19 contributed an estimated $40 million ($41 million XFX) to the Fragrances segment’s decrease in net sales in the six months ended June 30, 2020, compared to the prior year period. The Fragrances segment XFX decrease in net sales of $48.9 million in the six months ended June 30, 2020 was driven primarily by continuing impacts from COVID-19 especially in the prestige channel due to temporary door closures.

Fragrances segment profit in the six months ended June 30, 2020 was $9.2 million, a $10.2 million, or 52.6%, decrease, compared to $19.4 million in the six months ended June 30, 2019. Excluding the $0.2 million unfavorable FX impact, Fragrances segment profit in the six months ended June 30, 2020 decreased by $10.0 million, or 51.5%, compared to the six months ended June 30, 2019. This decrease was driven primarily by the Fragrances segment's lower net sales, primarily due to COVID-19 as described above, partially offset by higher gross profit margin and lower SG&A and brand support expenses, primarily driven by cost reductions achieved through the Company's initiatives designed to mitigate the adverse impact of COVID-19 on the Company's operations, as well as the Revlon 2020 Restructuring Program.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Geographic Results:
The following tables provide a comparative summary of the Company's North America and International net sales for the periods presented:

	Three Months Ended June 30,		Change		XFX Change (a)
	2020	2019	$	%	$	%
Revlon
North America	$80.1	$134.7	$(54.6)	(40.5)%	$(54.3)	(40.3)%
International	54.9	116.8	(61.9)	(53.0)%	(59.2)	(50.7)%
Elizabeth Arden
North America	$15.0	$26.2	$(11.2)	(42.7)%	$(11.2)	(42.7)%
International	65.9	91.2	(25.3)	(27.7)%	(23.5)	(25.8)%
Portfolio
North America	$52.1	$73.0	$(20.9)	(28.6)%	$(20.7)	(28.4)%
International	36.4	45.7	(9.3)	(20.4)%	(7.2)	(15.8)%
Fragrance
North America	$29.7	$52.6	$(22.9)	(43.5)%	$(22.9)	(43.5)%
International	13.5	30.0	(16.5)	(55.0)%	(15.6)	(52.0)%
Total Net Sales	$347.6	$570.2	$(222.6)	(39.0)%	$(214.6)	(37.6)%

	Six Months Ended June 30,		Change		XFX Change (a)
	2020	2019	$	%	$	%
Revlon
North America	$179.2	$267.9	$(88.7)	(33.1)%	$(88.3)	(33.0)%
International	137.6	230.9	(93.3)	(40.4)%	(87.2)	(37.8)%
Elizabeth Arden
North America	$36.4	$54.4	$(18.0)	(33.1)%	$(17.8)	(32.7)%
International	139.7	174.4	(34.7)	(19.9)%	(30.6)	(17.5)%
Portfolio
North America	$122.9	$143.1	$(20.2)	(14.1)%	$(20.1)	(14.0)%
International	75.6	92.8	(17.2)	(18.5)%	(13.0)	(14.0)%
Fragrances
North America	$71.9	$99.8	$(27.9)	(28.0)%	$(27.9)	(28.0)%
International	37.3	60.1	(22.8)	(37.9)%	(21.0)	(34.9)%
Total Net Sales	$800.6	$1,123.4	$(322.8)	(28.7)%	$(305.9)	(27.2)%

(a) XFX excludes the impact of foreign currency fluctuations.

Revlon Segment

Second quarter results:

North America

In North America, Revlon segment net sales in the second quarter of 2020 decreased by $54.6 million, or 40.5%, to $80.1 million, compared to $134.7 million in the second quarter of 2019. Excluding the $0.3 million unfavorable FX impact, Revlon segment net sales in North America in the second quarter of 2020 decreased by $54.3 million, or 40.3%, compared to the second quarter of 2019. COVID-19 contributed an estimated $50 million ($50 million XFX) to the Revlon segment’s decrease in net sales in North America in the second quarter of 2020, compared to the prior year quarter. The Revlon segment's $54.3 million XFX decrease in North America net sales in the second quarter of 2020 was primarily due to the Revlon segment's

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

lower net sales of Revlon color cosmetics, due, primarily, to the continuing effects of COVID-19 on the mass retail channel, partially offset by higher net sales of Revlon-branded beauty tools and hair-care products.

International

Internationally, Revlon segment net sales in the second quarter of 2020 decreased by $61.9 million, or 53.0%, to $54.9 million, compared to $116.8 million in the second quarter of 2019. Excluding the $2.7 million unfavorable FX impact, Revlon segment International net sales in the second quarter of 2020 decreased by $59.2 million, or 50.7%, compared to the second quarter of 2019. COVID-19 contributed an estimated $65 million ($67 million XFX) to the Revlon segment’s decrease in International net sales in the second quarter of 2020, compared to the prior year quarter. The Revlon segment's $59.2 million XFX decrease in International net sales in the second quarter of 2020 was driven primarily by the Revlon segment's lower net sales of Revlon color cosmetics, as well as lower net sales of Revlon-branded hair-care professional products and Revlon ColorSilk hair color products, within the Company's EMEA, Asia, Latin America and Pacific regions, due, primarily, to the continuing effects of COVID-19 on the mass retail channel and salons, partially offset by continued strong growth in e-commerce net sales.

Year-to-date results:

North America

In North America, Revlon segment net sales in the six months ended June 30, 2020 decreased by $88.7 million, or 33.1%, to $179.2 million, compared to $267.9 million in the six months ended June 30, 2019. Excluding the $0.4 million unfavorable FX impact, Revlon segment net sales in North America in the six months ended June 30, 2020 decreased by $88.3 million, or 33.0%, compared to the six months ended June 30, 2019. COVID-19 contributed an estimated $52 million ($52 million XFX) to the Revlon segment’s decrease in net sales in North America in the six months ended June 30, 2020, compared to the prior year period. The Revlon segment's $88.3 million XFX decrease in North America net sales in the six months ended June 30, 2020 was primarily due to the Revlon segment's lower net sales of Revlon color cosmetics, due, primarily, to the continuing effects of COVID-19 on the mass retail channel, partially offset by higher net sales of Revlon-branded beauty tools and hair care products.

International

Internationally, Revlon segment net sales in the six months ended June 30, 2020 decreased by $93.3 million, or 40.4%, to $137.6 million, compared to $230.9 million in the six months ended June 30, 2019. Excluding the $6.1 million unfavorable FX impact, Revlon segment International net sales in the six months ended June 30, 2020 decreased by $87.2 million, or 37.8%, compared to the six months ended June 30, 2019. COVID-19 contributed an estimated $83 million ($85 million XFX) to the Revlon segment’s decrease in International net sales in the six months ended June 30, 2020, compared to the prior year period. The Revlon segment's $87.2 million XFX decrease in International net sales in the six months ended June 30, 2020 was driven primarily by the Revlon segment's lower net sales of Revlon color cosmetics, as well as lower net sales of Revlon-branded hair-care professional products and Revlon ColorSilk hair color products, within the Company's EMEA, Asia, Latin America and Pacific regions, due, primarily, to the continuing effects of COVID-19 on the mass retail channel and salons.

Elizabeth Arden Segment

Second quarter results:

North America

In North America, Elizabeth Arden segment net sales in the second quarter of 2020 decreased by $11.2 million, or 42.7%, to $15.0 million, compared to $26.2 million in the second quarter of 2019. COVID-19 contributed an estimated $11 million ($11 million XFX) to the Elizabeth Arden segment’s decrease in net sales in North America in the second quarter of 2020, compared to the prior year quarter. The Elizabeth Arden segment's $11.2 million decrease in North America net sales in the second quarter of 2020 was driven primarily by the Elizabeth Arden segment's lower net sales of certain Elizabeth Arden-branded skin care and color cosmetics products, as well as Elizabeth Arden-branded fragrances, due, primarily, to the continuing effects of COVID-19 on foot traffic at department stores and other retail outlets, partially offset by higher net sales of Ceramide skin care products.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

International

Internationally, Elizabeth Arden segment net sales in the second quarter of 2020 decreased by $25.3 million, or 27.7%, to $65.9 million, compared to $91.2 million in the second quarter of 2019. Excluding the $1.8 million unfavorable FX impact, Elizabeth Arden segment International net sales in the second quarter of 2020 decreased by $23.5 million, or 25.8%, compared to the second quarter of 2019. COVID-19 contributed an estimated $23 million ($24 million XFX) to the Elizabeth Arden segment’s decrease in the International net sales in the second quarter of 2020, compared to the prior year quarter. The Elizabeth Arden segment's $23.5 million XFX decrease in International net sales in the second quarter of 2020 was driven primarily by lower net sales of certain Elizabeth Arden-branded skin care products and color cosmetics products, as well as Elizabeth Arden-branded fragrances, primarily within the Company's EMEA and, to a lesser extent, Asia regions, due, primarily, to the continuing effects of COVID-19 on foot traffic at department stores and on travel retail outlets. This decrease was partially offset by higher net sales of Elizabeth Arden-branded Ceramide skin care products and Green Tea fragrances within the Company's Asia region.

Year-to-date results:

North America

In North America, Elizabeth Arden segment net sales in the six months ended June 30, 2020 decreased by $18.0 million, or 33.1%, to $36.4 million, compared to $54.4 million in the six months ended June 30, 2019. Excluding the $0.2 million unfavorable FX impact, Elizabeth Arden segment net sales in North America in the six months ended June 30, 2020 decreased by $17.8 million, or 32.7%, compared to the six months ended June 30, 2019. COVID-19 contributed an estimated $15 million ($15 million XFX) to the Elizabeth Arden segment’s decrease in net sales in North America in the six months ended June 30, 2020, compared to the prior year period. The Elizabeth Arden segment's $17.8 million XFX decrease in North America net sales in the six months ended June 30, 2020 was driven primarily by the Elizabeth Arden segment's lower net sales of Elizabeth Arden-branded skin care and color cosmetics products, as well as Elizabeth Arden-branded fragrances, due, primarily, to the continuing effects of COVID-19 on foot traffic at department stores and other retail outlets.

International

Internationally, Elizabeth Arden segment net sales in the six months ended June 30, 2020 decreased by $34.7 million, or 19.9%, to $139.7 million, compared to $174.4 million in the six months ended June 30, 2019. Excluding the $4.1 million unfavorable FX impact, Elizabeth Arden segment International net sales in the six months ended June 30, 2020 decreased by $30.6 million, or 17.5%, compared to the six months ended June 30, 2019. COVID-19 contributed an estimated $41 million ($42 million XFX) to the Elizabeth Arden segment’s decrease in International net sales in the six months ended June 30, 2020, compared to the prior year period. The Elizabeth Arden segment's $30.6 million XFX decrease in International net sales in the six months ended June 30, 2020 was driven primarily by lower net sales of certain Elizabeth Arden-branded skin care products and color cosmetics products, as well as Elizabeth Arden-branded fragrances, primarily within the Company's EMEA and, to a lesser extent, Asia, Latin America and Pacific regions, due, primarily, to the continuing effects of COVID-19 on foot traffic at department stores and on travel retail outlets. This decrease was partially offset by higher net sales of Ceramide skin care products within the Company's Asia region, as well as continued strong growth in e-commerce net sales.

Portfolio Segment

Second quarter results:

North America

In North America, Portfolio segment net sales in the second quarter of 2020 decreased by $20.9 million, or 28.6%, to $52.1 million, compared to $73.0 million in the second quarter of 2019. Excluding the 0.2 million unfavorable FX impact, Portfolio segment North America net sales in the second quarter of 2020 decreased by $20.7 million, or 28.4%, compared to the second quarter second quarter of 2019. COVID-19 contributed an estimated $21 million ($21 million XFX) to the Portfolio segment’s decrease in net sales in North America in the second quarter of 2020, compared to the prior year quarter. The Portfolio segment's $20.7 million XFX decrease in North America net sales in the second quarter of 2020 was driven primarily by the Portfolio segment's lower net sales of Almay color cosmetics, CND nail products, American Crew men's grooming products and Mitchum anti-perspirant deodorants, driven, primarily, by the continuing effects of COVID-19 on the mass retail channel

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

and on salons. This decrease was partially offset primarily by higher net sales of Cutex nail products and SinfulColors cosmetics, as well as Creme of Nature products among local and regional brands.

International

Internationally, Portfolio segment net sales in the second quarter of 2020 decreased by $9.3 million, or 20.4%, to $36.4 million, compared to $45.7 million in the second quarter of 2019. Excluding the $2.1 million unfavorable FX impact, Portfolio segment International net sales decreased by $7.2 million, or 15.8%, in the second quarter of 2020, compared to the second quarter of 2019. COVID-19 contributed an estimated $9 million ($10 million XFX) to the Portfolio segment’s decrease in International net sales in the second quarter of 2020, compared to the prior year quarter. The Portfolio segment's $7.2 million XFX decrease in International net sales in the second quarter of 2020 was driven primarily by the Portfolio segment's lower net sales of American Crew men's grooming products, Mitchum anti-perspirant deodorants and Almay color cosmetics, primarily in the Company's EMEA region, driven, primarily, by the continuing effects of COVID-19 on salons and the mass retail channel, partially offset by continued strong growth in e-commerce net sales.
Year-to-date results:

North America

In North America, Portfolio segment net sales in the six months ended June 30, 2020 decreased by $20.2 million, or 14.1%, to $122.9 million, as compared to $143.1 million in the six months ended June 30, 2019. Excluding the $0.1 million unfavorable FX impact, Portfolio segment net sales in North America in the six months ended June 30, 2020 decreased by $20.1 million, or 14.0%, compared to the six months ended June 30, 2019. COVID-19 contributed an estimated $24 million ($25 million XFX) to the Portfolio segment’s decrease in net sales in North America in the six months ended June 30, 2020, compared to the prior year period. The Portfolio segment's $20.1 million XFX decrease in North America net sales in the six months ended June 30, 2020 was driven primarily by the Portfolio segment's lower net sales of Almay color cosmetics, CND nail products and American Crew men's grooming products, due, primarily, to the continuing effects of COVID-19 on the mass retail channel and on salons. This decrease was partially offset primarily by higher net sales of Creme of Nature and certain other local and regional products brands and Cutex nail products, as well as continued strong growth in e-commerce net sales.

International

Internationally, Portfolio segment net sales in the six months ended June 30, 2020 decreased by $17.2 million, or 18.5%, to $75.6 million, compared to $92.8 million in the six months ended June 30, 2019. Excluding the $4.2 million unfavorable FX impact, Portfolio segment International net sales decreased by $13.0 million, or 14.0%, in the six months ended June 30, 2020, compared to the six months ended June 30, 2019. COVID-19 contributed an estimated $12 million ($13 million XFX) to the Portfolio segment’s decrease in International net sales in the six months ended June 30, 2020, compared to the prior year period. The Portfolio segment's $13.0 million XFX decrease in International net sales in the six months ended June 30, 2020 was driven primarily by the Portfolio segment's lower net sales of American Crew men's grooming products, certain local and regional skin care products brands, CND nail products and Almay color cosmetics, primarily in the Company's EMEA region, due, primarily, to the continuing effect of COVID-19 on the mass retail channel and on salons.

Fragrances Segment

Second quarter results:

North America

In North America, Fragrances segment net sales in the second quarter of 2020 decreased by $22.9 million, or 43.5%, to $29.7 million, as compared to $52.6 million in the second quarter of 2019. COVID-19 contributed an estimated $22 million ($22 million XFX) to the Fragrances segment’s decrease in net sales in North America in the second quarter of 2020, compared to the prior year quarter. The Fragrances segment's $22.9 million decrease in North America net sales in the second quarter of 2020 was driven primarily by lower net sales due to the continuing impacts from COVID-19 especially in the prestige channel due to temporary door closures.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

International

Internationally, Fragrances segment net sales in the second quarter of 2020 decreased by $16.5 million, or 55.0%, to $13.5 million, compared to $30.0 million in the second quarter of 2019. Excluding the $0.9 million unfavorable FX impact, Fragrances segment International net sales decreased by $15.6 million, or 52.0%, in the second quarter of 2020, compared to the second quarter of 2019. COVID-19 contributed an estimated $13 million ($13 million XFX) to the Fragrances segment’s decrease in International net sales in the second quarter of 2020, compared to the prior year quarter. The Fragrances segment's $15.6 million XFX decrease in International net sales during the second quarter of 2020 was due to lower net sales of certain licensed fragrances primarily in the Company's EMEA region and also, to a lesser extent, in the Company's Asia and Latin America regions, due to the continuing impacts from COVID-19 and retail door closures.

Year-to-date results:

North America

In North America, Fragrances segment net sales in the six months ended June 30, 2020 decreased by $27.9 million, or 28.0%, to $71.9 million, as compared to $99.8 million in the six months ended June 30, 2019. COVID-19 contributed an estimated $24 million ($24 million XFX) to the Fragrances segment’s decrease in net sales in North America in the six months ended June 30, 2020, compared to the prior year period. The Fragrances segment's $27.9 million decrease in North America net sales in the six months ended June 30, 2020 was driven primarily by the continuing impacts from COVID-19 especially in the prestige channel due to temporary door closures.

International

Internationally, Fragrances segment net sales in the six months ended June 30, 2020 decreased by $22.8 million, or 37.9%, to $37.3 million, compared to $60.1 million in the six months ended June 30, 2019. Excluding the $1.8 million unfavorable FX impact, Fragrances segment International net sales decreased by $21.0 million, or 34.9%, in the six months ended June 30, 2020, compared to the six months ended June 30, 2019. COVID-19 contributed an estimated $16 million ($17 million XFX) to the Fragrances segment’s decrease in International net sales in the six months ended June 30, 2020, compared to the prior year period. The Fragrances segment's $21.0 million XFX decrease in International net sales in the six months ended June 30, 2020 was driven primarily by lower net sales in the Company's EMEA region and also, to a lesser extent, in the Company's Asia and Latin America regions, due to the continuing impacts from COVID-19 and retail door closures.

Gross profit:
The table below shows the Company's gross profit and gross margin for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Gross profit	$179.0	$326.3	$(147.3)	$434.2	$641.7	$(207.5)
Percentage of net sales	51.5%	57.2%	(5.7)%	54.2%	57.1%	(2.9)%

Second quarter results:

Gross profit decreased by $147.3 million in the second quarter of 2020, as compared to the second quarter of 2019. Unfavorable sales volume, primarily driven by the ongoing effects of COVID-19, decreased gross profit in the second quarter of 2020 by approximately $127 million, compared to the second quarter of 2019, with no impact on gross margin. Gross profit as a percentage of net sales (i.e., gross margin) in the second quarter of 2020 decreased by 5.7% compared to the second quarter of 2019. The decrease in gross margin in the second quarter of 2020, as compared to the second quarter of 2019, was primarily driven by the negative effect of product mix, mainly attributable to the ongoing effects of COVID-19 and higher manufacturing costs resulting from the COVID-19 pandemic, partially offset by the impact of cost reductions achieved through the Company's initiatives designed to mitigate the adverse impact of COVID-19 on the Company's operations, as well as the Revlon 2020 Restructuring Program.

Year-to-date results:

Gross profit decreased by $207.5 million in the six months ended June 30, 2020, as compared to the second quarter of 2019. Unfavorable sales volume, primarily driven by the ongoing effects of COVID-19, decreased gross profit in the six months ended June 30, 2020 by approximately $184 million, compared to the six months ended June 30, 2019, with no impact

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

on gross margin. Gross profit as a percentage of net sales (i.e., gross margin) in the six months ended June 30, 2020 decreased by 2.9 percentage points, as compared to the six months ended June 30, 2019. The decrease in gross margin in the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily driven by the negative effect of product mix, mainly attributable to the ongoing effects of COVID-19 and higher sales allowances, partially offset by the impact of cost reductions achieved through the Company's initiatives designed to mitigate the adverse impact of COVID-19 on the Company's operations, as well as the Revlon 2020 Restructuring Program.

SG&A expenses:
The table below shows the Company's SG&A expenses for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
SG&A expenses	$196.3	$332.5	$(136.2)	$485.7	$665.1	$(179.4)

Second quarter results:

SG&A expenses decreased by $136.2 million in the second quarter of 2020, compared to the second quarter of 2019, driven primarily by:
•lower general and administrative expenses of approximately $65 million, primarily driven by cost reductions achieved through the Company's initiatives designed to mitigate the adverse impact of COVID-19 on the Company's operations, as well as the Revlon 2020 Restructuring Program;
•a net decrease of approximately $53 million in brand support expenses, resulting from the Company's ongoing cost reduction initiatives in response to COVID-19, decreased media spend to align with the lower net sales, primarily in North America within the Revlon segment and, to a lesser extent, within the Elizabeth Arden, Portfolio and Fragrances segments, partially offset by an increase in brand support to support sales growth in Asia;
•lower distribution expenses of approximately $12 million, driven primarily by the net sales decline; and
•favorable FX impact of approximately $4 million.

Year-to-date results:

SG&A expenses decreased by $179.4 million in the six months ended June 30, 2020, compared to the six months ended June 30, 2019, driven primarily by:
•lower general and administrative expenses of approximately $75 million, primarily driven by cost reductions achieved through the Company's initiatives designed to mitigate the adverse impact of COVID-19 on the Company's operations, as well as the Revlon 2020 Restructuring Program;
•a net decrease of approximately $75 million in brand support expenses, resulting from the Company's ongoing cost reduction initiatives in response to COVID-19, decreased media spend to align with the lower net sales primarily in North America within the Revlon segment and, to a lesser extent, within the Elizabeth Arden, Portfolio and Fragrances segments, partially offset by an increase in brand support to support sales growth in Asia;
•lower distribution expenses of approximately $17 million, driven primarily by the net sales decline; and
•favorable FX impact of approximately $8 million.

Acquisition, integration and divestiture costs:
The table below shows the Company's acquisition, integration and divestiture costs for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Integration Costs	$—	$—	$—	$—	$0.6	$(0.6)
Divestiture Costs	1.2	—	1.2	3.3	—	3.3
Total acquisition, integration and divestiture costs	$1.2	$—	$1.2	$3.3	$0.6	$2.7

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Second quarter results:
The Company incurred $1.2 million of divestiture costs in the second quarter of 2020 relating to the amortization of the cash-based awards under Tier 1 and Tier 2 of the Revlon 2019 TIP (see Note 11, "Stock Compensation Plan," to the Company's Unaudited Consolidated Financial Statements in this Form 10-Q for additional details on the 2019 TIP).

Year-to-date results:

The Company incurred $3.3 million of divestiture costs in the six months ended June 30, 2020 including $0.7 million in professional fees incurred in connection with the exploration of strategic transactions involving the Company and third parties pursuant to the Strategic Review and approximately $2.6 million relating to the amortization of the cash-based awards under Tier 1 and Tier 2 of the Revlon 2019 TIP (See Note 11, "Stock Compensation Plan," to the Company's Unaudited Consolidated Financial Statements in this Form 10-Q for additional details on the 2019 TIP).

The Company incurred $0.6 million of integration costs in the six months ended June 30, 2019, related primarily to the Company's integration of Elizabeth Arden's operations into the Company's business, including professional fees and employee-related costs.

Restructuring charges and other, net:
The table below shows the Company's restructuring charges and other, net for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Restructuring charges and other, net	$20.7	$3.2	$17.5	$45.5	$8.7	$36.8

Restructuring charges and other, net increased $17.5 million and $36.8 million during the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019, primarily due to higher charges in connection with the Revlon 2020 Restructuring Program. Further information on the Company's restructuring charges in relation to its restructuring initiatives follows.

Revlon 2020 Restructuring Program
Building upon its previously-announced 2018 Optimization Program, in March 2020 the Company announced that it is implementing a worldwide organizational restructuring (the “Revlon 2020 Restructuring Program”) designed to reduce the Company’s SG&A expenses, as well as cost of goods sold, improve the Company’s gross profit and Adjusted EBITDA and maximize productivity, cash flow and liquidity. The Revlon 2020 Restructuring Program includes rightsizing the organization and operating with more efficient workflows and processes. The leaner organizational structure is also expected to improve communication flow and cross-functional collaboration, leveraging the more efficient business processes.

As a result of the Revlon 2020 Restructuring Program, the Company expects to eliminate approximately 1,000 positions worldwide, including approximately 650 current employees and approximately 350 open positions of which approximately 700 were eliminated by June 30, 2020.

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

In connection with implementing the Revlon 2020 Restructuring Program, the Company expects to recognize during 2020 approximately $60 million to $70 million of total pre-tax restructuring and related charges (the “2020 Restructuring Charges”), consisting primarily of employee-related costs, such as severance, retention and other contractual termination benefits. In addition, the Company expects restructuring charges in the range of $75 million to $85 million to be charged and paid during 2021 and 2022. The Company expects that substantially all of these restructuring charges will be paid in cash, with approximately $55 million to $65 million of the total charges expected to be paid in 2020, approximately $40 million to $45 million expected to be paid in 2021, with the balance expected to be paid in 2022. During the second quarter of 2020, the Company recorded $22.7 million of restructuring and related charges under the 2020 Restructuring Program consisting of: (i) $21.0 million of severance and other personnel costs; and (ii) $1.7 million of lease and other restructuring-related charges that

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

were recorded within SG&A. Since commencing the Revlon 2020 Restructuring Program and through June 30, 2020, the Company recorded $57.1 million of restructuring and related charges under the 2020 Restructuring Program consisting of: (i) $46.6 million of severance and other personnel costs; and (ii) $10.5 million of lease and other restructuring-related charges that were recorded within SG&A. Of these charges, approximately $9.3 million were paid through June 30, 2020.

As a result of the Revlon 2020 Restructuring Program, the Company expects to deliver in the range of $200 million to $230 million of annualized cost reductions by the end of 2022, with approximately 50% of these annualized cost reductions to be realized from the headcount reductions occurring in 2020. During 2020, the Company expects to realize approximately $105 million to $115 million of in-year cost reductions, of which approximately $38 million and $65 million had been achieved during the three and six months June 30, 2020, respectively.

2018 Optimization Program
During 2018, the Company announced its 2018 Optimization Program designed to streamline the Company’s operations, reporting structures and business processes, with the objective of maximizing productivity and improving profitability, cash flows and liquidity. During the second quarter of 2020, the Company recorded a reversal of previously accrued severance and personnel benefits of $0.3 million under the 2018 Optimization Program. During the six months ended June 30, 2020, the Company recorded, under the 2018 Optimization Program, $0.7 million due to the reversal of previously accrued severance, personnel benefits and other restructuring costs, offset by $0.7 million of other restructuring-related charges that were recorded within SG&A and cost of sales. The Company recognized approximately $39.5 million of cumulative total pre-tax restructuring and related charges under the 2018 Optimization Program since its inception in November 2018, consisting of employee-related costs, such as severance, pension and other termination costs, as well as other related charges within SG&A and cost of sales and approximately $6.5 million of additional capital expenditures. As of June 30, 2020, restructuring and related charges to be paid in cash are approximately $32 million of the total charges, of which $29.8 million were already paid through June 30, 2020, with any residual balance expected to be paid during the remainder of 2020.

During the three and six months ended June 30, 2019, the Company recorded $3.2 million and $8.7 million, respectively, of restructuring charges primarily related to the 2018 Optimization Program.

For further information on the Revlon 2020 Restructuring Program, the 2018 Optimization Program and on the Company's other restructuring initiatives, see Note 2, "Restructuring Charges," to the Company's Unaudited Consolidated Financial Statements in this Form 10-Q.

Impairment Charges:
The table below shows the Company's impairment charges for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Impairment charges	$19.8	$—	$19.8	$144.1	$—	$144.1

During the first quarter of 2020, as a result of COVID-19’s impact on the Company’s operations, the Company determined that indicators of potential impairment existed requiring the Company to perform interim impairment analyses. These indicators included a deterioration in the general economic conditions, developments in equity and credit markets, deterioration in some of the economic channels in which the Company's operates (especially in the mass retail channel), the recent trading values of the Company's capital stock and the corresponding decline in the Company’s market capitalization and the revision of the Company's internal forecasts as a result of COVID-19. Based on the first quarter of 2020 interim impairment analyses, the Company recorded $124.3 million of total non-cash impairment charges for the first quarter of 2020.

Primarily as a result of COVID-19 still affecting multiple countries around the world, the Company considered whether newer and/or additional indicators of impairment existed during the second quarter of 2020 that would warrant another interim assessment of goodwill for impairment purposes. The Company concluded that additional indicators of impairment existed as of June 30, 2020, primarily in connection with further revisions to the Company's expected future cash flows as a result of COVID-19. Based on the second quarter of 2020 interim impairment analyses, the Company recorded $19.8 million of total non-cash impairment charges for the second quarter of 2020.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

For further information on these non-cash impairment charges, see Note 5, “Goodwill and Intangible Assets, Net,” to the Company's Unaudited Consolidated Financial Statements in this Form 10-Q.

Interest expense:
The table below shows the Company's interest expense for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Interest expense	$60.9	$47.8	$13.1	$109.3	$95.5	$13.8

The $13.1 million increase in interest expense in the second quarter of 2020, as compared to the second quarter of 2019, was primarily due to higher weighted average borrowings and higher weighted average interest rates driven primarily by the 2020 BrandCo Term Loan Facility and the 2019 Term Loan Facility (the latter of which was fully repaid in May 2020 using proceeds from the 2020 BrandCo Term Loan Facility).

The $13.8 million increase in interest expense during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily due to higher weighted average borrowings and higher weighted average interest rates driven primarily by the 2020 BrandCo Term Loan Facility and the 2019 Term Loan Facility (the latter of which was fully repaid in May 2020 using proceeds from the 2020 BrandCo Term Loan Facility).

(Gain) loss on early extinguishment of debt, net:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
(Gain) loss on early extinguishment of debt, net	$(11.9)	$—	$(11.9)	$(11.9)	$—	$(11.9)

(Gain) loss on early extinguishment of debt, net for the three and six months ended June 30, 2020 includes net debt extinguishment gains of $11.9 million recorded during the second quarter of 2020 upon the repurchase and cancellation of approximately $112.8 million in aggregate principal face amount of Products Corporation's 5.75% Senior Notes occurring in the second quarter of 2020.

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

Foreign currency losses, net:
The table below shows the Company's foreign currency losses, net for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Foreign currency losses, net	$2.3	$1.2	$1.1	$18.9	$1.4	$17.5

The $1.1 million increase in foreign currency losses, net, during the second quarter of 2020, compared to the second quarter of 2019, was primarily driven by the net unfavorable impact of foreign currency fluctuations on certain U.S. Dollar denominated intercompany payables and foreign currency denominated receivables compared to the prior year's quarter.

The $17.5 million increase in foreign currency losses, net, during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was primarily driven by the net unfavorable impact of foreign currency fluctuations on certain U.S. Dollar denominated intercompany payables and foreign currency denominated receivables compared to the prior year's period.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Benefit from income taxes:
The table below shows the Company's (benefit from) provision for income taxes for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Benefit from income taxes	$(9.9)	$(1.2)	$(8.7)	$(47.1)	$(1.1)	$(46.0)

The Company recorded a benefit from income taxes of $9.9 million for the second quarter of 2020, compared to a benefit from income taxes of $1.2 million for the second quarter of 2019. The $8.7 million increase in the benefit from income taxes for the second quarter of 2020, compared to the same quarter in 2019, was primarily due to: (i) the increased loss from continuing operations before income taxes on which the tax benefit is recognized; (ii) the mix and level of earnings; and (iii) a reduction in the U.S. tax on the Company's foreign earnings, offset by an increase in tax expense related to uncertain tax positions and by the net change in valuation allowances recorded related to increased net losses in certain state jurisdictions.

The Company recorded a benefit from income taxes of $47.1 million for the six months ended June 30, 2020, compared to a benefit from income taxes of $1.1 million for the six months ended June 30, 2019. The $46.0 million increase in the benefit from income taxes for the six months ended June 30, 2020, compared to same period in 2019, was primarily due to: (i) the increased loss from continuing operations before income taxes on which the tax benefit is recognized; (ii) the mix and level of earnings; and (iii) a reduction in the U.S. tax on the Company's foreign earnings, net of the impact of non-deductible impairment charges, partially offset by the net change in valuation allowances recorded related to the limitation on the deductibility of interest.

The Company's effective tax rate for the three and six months ended June 30, 2020 was lower than the federal statutory rate of 21% primarily due to the impact of non-deductible impairment charges and the valuation allowance related to the limitation on the deductibility of interest, partially offset by the impact of the "Coronavirus Aid, Relief and Economic Security Act" (the "CARES Act"), signed into law on March 27, 2020 by President Trump, which resulted in a partial release of a valuation allowance on the Company's 2019 federal tax attributes associated with the limitation on the deductibility of interest.

The Company's effective tax rate for the three and six months ended June 30, 2019 was lower than the federal statutory rate of 21%, primarily due to the valuation allowance related to the limitation on the deductibility of interest and the U.S. tax on the Company's foreign earnings.

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

As of June 30, 2020, the Company concluded that, based on its evaluation of objectively verifiable evidence, it does not require a valuation allowance on its federal deferred tax assets, other than those associated with the limitation on the deductibility of interest. The Company does have a valuation allowance on deferred tax assets associated with its activity in certain U.S. states and foreign jurisdictions. These conclusions regarding the establishment of valuation allowances on the Company's deferred tax assets as of the end of the second quarter of 2020 are consistent with the Company's conclusions on such matters as compared to prior quarters. The key assumptions used to determine positive and negative evidence included the Company’s cumulative taxable loss for the past three years, future reversals of existing taxable temporary differences, the Company's cost reduction initiatives and other efficiency efforts, as well as certain assumptions regarding COVID-19's expected impact on the Company. Potential negative evidence, including, among other things, any further worsening of the economies in the jurisdictions in which the Company operates and any future reduced profitability in such jurisdictions could result in additional valuation allowances which would reduce the Company's future deferred tax assets. In such event, the Company's tax expense would likely materially increase in the period the valuation allowance is recognized and adversely impact the Company's results of operations and statement of financial condition in such period. The Company will continue to monitor the circumstances that would require it to establish an additional valuation allowance on its deferred tax assets. Accordingly, depending on future evidence that may become available, the Company's assessments regarding its valuation allowance position may change.

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

Results of Operations — Products Corporation

Products Corporation's Unaudited Consolidated Statements of Operations and Comprehensive Loss are essentially identical to Revlon, Inc.'s Unaudited Consolidated Statements of Operations and Comprehensive Loss, except for the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss - Revlon, Inc.	$(126.8)	$(63.7)	$(340.7)	$(138.8)
Selling, general and administrative expenses - public company costs	1.9	1.5	3.9	3.3
Provision for income taxes	(0.3)	(0.3)	(0.6)	(0.5)
Net loss - Products Corporation	$(125.2)	$(62.5)	$(337.4)	$(136.0)

Refer to Revlon’s “Management Discussion and Analysis of Financial Condition and Results of Operations” herein.

Financial Condition, Liquidity and Capital Resources

At June 30, 2020, the Company had a liquidity position of $415.7 million, consisting of: (i) $338.5 million of unrestricted cash and cash equivalents (with approximately $62.1 million held outside the U.S.); (ii) $50.7 million in available borrowing capacity under Products Corporation's Amended 2016 Revolving Credit Facility (which had $249.5 million drawn at such date); (iii) $30 million in available borrowing capacity under the Amended 2019 Senior Line of Credit Facility, which had no borrowings at such date; and less (iv) approximately $3.5 million of outstanding checks. Under the Amended 2016 Revolving Credit Facility, as Products Corporation’s consolidated fixed charge coverage ratio ("FCCR") was greater than 1.0 to 1.0 as of June 30, 2020, all of the approximately $50.7 million of availability under the Amended 2016 Revolving Credit Facility was available as of such date.

At July 31, 2020, the Company estimates that it had a liquidity position of $392 million, consisting of: (i) $318 million of unrestricted cash and cash equivalents (with approximately $62 million held outside the U.S.); (ii) $51 million in available borrowing capacity under Products Corporation's Amended 2016 Revolving Credit Facility (which had $259 million drawn at such date); (iii) $30 million in available borrowing capacity under the Amended 2019 Senior Line of Credit Facility, which had no borrowings at such date; and less (iv) approximately $7 million of outstanding checks. Under the Amended 2016 Revolving Credit Facility, as Products Corporation’s FCCR was greater than 1.0 to 1.0 as of June 30, 2020, all of the approximately $51 million of availability under the Amended 2016 Revolving Credit Facility was available as of such date.

See Note 7, "Debt," to the Company's Unaudited Consolidated Financial Statements in this Form 10-Q and Note 9, "Debt," to the Company's Audited Consolidated Financial Statements in the Company’s 2019 Form 10-K for detailed information on the terms and conditions of the Company’s various debt instruments.

Consummation of 2020 BrandCo Refinancing Transactions

On May 7, 2020 (the “BrandCo 2020 Facilities Closing Date”), the Company, entered into a term credit agreement (the “2020 BrandCo Credit Agreement”) with Jefferies Finance LLC, as administrative agent and collateral agent, and certain financial institutions (the “2020 Facilities Lenders”) that are lenders or the affiliates of lenders under Products Corporation’s Term Loan Credit Agreement, dated as of September 7, 2016 and amended on April 30, 2020 and as amended on the BrandCo 2020 Facilities Closing Date, as further described below (as amended to date, the “2016 Term Loan Facility”). Pursuant to the 2020 BrandCo Credit Agreement, the 2020 Facilities Lenders provided the Company with new and roll-up senior secured term loan facilities (the “2020 BrandCo Facilities” and, collectively, the "2020 BrandCo Term Loan Facility" and, together with the use of proceeds thereof and the Extension Amendment (as defined below), the “2020 Refinancing Transactions”).

Principal and Maturity: The 2020 BrandCo Facilities consist of: (i) a senior secured term loan facility in an aggregate principal amount outstanding on the BrandCo 2020 Facilities Closing Date of $815 million, plus the amount of certain fees and accrued interest that have been capitalized (the “2020 BrandCo Facility”); (ii) commitments in respect of a senior secured term loan facility in an aggregate principal amount of $950 million (the “Roll-up BrandCo Facility”); and (iii) a senior secured term loan facility in an aggregate principal amount outstanding on the BrandCo 2020 Facilities Closing Date of $3 million (the “Junior Roll-up BrandCo Facility”). Additionally, on May 28, 2020, Products Corporation borrowed from the 2020 Facilities Lenders an additional $65 million of term loans under the 2020 BrandCo Facility to repay in full the 2020 Incremental Facility (as defined below) under the 2016 Term Loan Facility, as a result of which the 2020 BrandCo Facility at June 30, 2020 had an aggregate principal amount outstanding of $910.6 million (including paid-in-kind closing fees of $29.1 million and paid-in-kind interest of $1.5 million that have been capitalized). Additionally, during the three months ended June 30, 2020, certain lenders under the 2016 Term Loan Facility due June 2023, representing $809.8 million in aggregate principal outstanding, rolled-up to the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility due June 2025, as a result of which the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility at June 30, 2020 have an aggregate principal amount outstanding of $809.8 million. The Company determined that the roll-up of such 2016 Term Loan Facility lenders into the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility represented a debt modification under U.S. GAAP, as the cash flow effect between the amount that Products Corporation owed to the participating lenders under the old debt instrument (i.e., the 2016 Term Loan Facility) and the amount that Products Corporation owed to such lenders after the consummation of the roll-up into the new debt instrument (i.e., the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility) on a present value basis was less than 10% and, thus, the debt instruments were not considered to be substantially different within the meaning of ASC 470, Debt, under U.S. GAAP.

The proceeds of the 2020 BrandCo Facility were used: (i) to repay in full approximately $200 million of indebtedness outstanding under Products Corporation’s 2019 Term Loan Facility; (ii) to repay in full and terminate commitments under the 2020 Incremental Facility; and (iii) to pay fees and expenses in connection with the 2020 BrandCo Facilities and the 2020 Refinancing Transactions. The Company will use the remaining net proceeds for general corporate purposes, including repurchasing, repaying or refinancing Products Corporation’s outstanding 5.75% Senior Notes. The proceeds of the Roll-up BrandCo Facility are available prior to the third anniversary of the BrandCo 2020 Facilities Closing Date to purchase at par an equivalent amount of any remaining term loans under the 2016 Term Loan Facility held by the lenders participating in the 2020 BrandCo Facility or their transferees. During the three months ended June 30, 2020, certain lenders under the 2016 Term Loan Facility due June 2023, representing $809.8 million in aggregate principal outstanding, rolled-up to the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility due June 2025, as a result of which the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility at June 30, 2020 have an aggregate principal amount outstanding of $809.8 million, with a remaining capacity for the roll-up of loans under the 2016 Term Loan Facility of $143.2 million.
The 2020 BrandCo Facilities will mature on June 30, 2025, subject to a springing maturity 91 days prior to the August 1, 2024 maturity date of Products Corporation’s 6.25% Senior Notes if, on such date, $100 million or more in aggregate principal amount of the 6.25% Senior Notes remain outstanding.

The Company incurred approximately $116.7 million of new debt issuance costs in connection with closing the 2020 BrandCo Facility, which include paid-in kind amounts that are recorded as an adjustment to the carrying amount of the related liability and amortized to interest expense in accordance with the effective interest method over the term of the 2020 BrandCo Facilities.

Borrower, Guarantees and Security: Products Corporation is the borrower under the 2020 BrandCo Facilities and the 2020 BrandCo Facilities are guaranteed by certain of Products Corporation's indirect subsidiaries (the “BrandCos”) that hold certain intellectual property assets related to the Elizabeth Arden and American Crew brands, certain other Portfolio segment brands and certain owned Fragrance segment brands (the “Specified Brand Assets”). While the BrandCos do not guarantee the 2016 Term Loan Facility, all guarantors of the 2016 Term Loan Facility guarantee the 2020 BrandCo Facilities. All of the assets of the BrandCos (including all capital stock issued by the BrandCos) have been pledged to secure the 2020 BrandCo Facility on a first-priority basis, the Roll-up BrandCo Facility on a second-priority basis and the Junior Roll-up BrandCo Facility on a third-priority basis and while such assets do not secure the 2016 Term Loan Facility, the 2020 BrandCo Facilities are secured on a pari passu basis by the assets securing the 2016 Term Loan Facility.

Contribution and License Agreements: In connection with the pledge of the Specified Brand Assets, Products Corporation and certain of its subsidiaries contributed the Specified Brand Assets to the BrandCos. Products Corporation entered into license and royalty arrangements on arm’s length terms with the relevant BrandCos to provide for the continued use of the Specified Brand Assets by Products Corporation and its subsidiaries during the term of the 2020 BrandCo Facilities.

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

Affirmative and Negative Covenants: The 2020 BrandCo Facilities contain certain affirmative and negative covenants that, among other things, limit Products Corporation’s and its restricted subsidiaries’ ability to: (i) incur additional debt; (ii) incur liens; (iii) sell, transfer or dispose of assets; (iv) make investments; (v) make dividends and distributions on, or repurchases of, equity; (vi) make prepayments of contractually subordinated, unsecured or junior lien debt; (vii) enter into certain transactions with their affiliates; (viii) enter into sale-leaseback transactions; (ix) change their lines of business; (x) restrict dividends from their subsidiaries or restrict liens; (xi) change their fiscal year; and (xii) modify the terms of certain debt. The 2020 BrandCo Facilities also restrict distributions and other payments from the BrandCos based on certain minimum thresholds of net sales with respect to the Specified Brand Assets. The 2020 BrandCo Facilities also contain certain customary representations, warranties and events of default, including a cross default provision making it an event of default under the 2020 BrandCo Credit Agreement if there is an event of default under Products Corporation’s existing 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement or the Senior Notes Indentures. The lenders under the 2020 BrandCo Credit Agreement may declare all outstanding loans under the 2020 BrandCo Facilities to be due and payable immediately upon an event of default. Under such circumstances, the lenders under the 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement, and the holders under the Senior Notes Indentures may also declare all outstanding amounts under such instruments to be due and payable immediately as a result of similar cross default or cross acceleration provisions, subject to certain exceptions and limitations described in the relevant instruments.
Prepayments: The 2020 BrandCo Facilities are subject to certain mandatory prepayments, including from the net proceeds from the issuance of certain additional debt and asset sale proceeds of certain non-ordinary course asset sales or other dispositions of property, subject to certain exceptions. The 2020 BrandCo Facilities may be repaid at any time, subject to customary prepayment premiums.

2016 Term Loan Facility Extension Amendment: Term loan lenders under the 2016 Term Loan Facility were offered the opportunity to participate at par in the 2020 BrandCo Facilities based on their holdings of term loans under the 2016 Term Loan Facility. Lenders participating in the 2020 BrandCo Facilities, as well as other consenting lenders representing, in the aggregate, a majority of the loans and commitments under the 2016 Term Loan Facility, consented to an amendment to the 2016 Term Loan Facility (the “Extension Amendment”) that, among other things, made certain modifications to the covenants thereof and extended the maturity date of their term loans (“Extended Term Loans”) to June 30, 2025, subject to (i) the same September 7, 2023 springing maturity date of the non-extended term loans under the 2016 Term Loan Facility if, on such date, $75 million or more in aggregate principal amount of the non-extended term loans under the 2016 Term Loan Facility remains outstanding, and (ii) a springing maturity of 91 days prior to the August 1, 2024 maturity date of the 6.25% Senior Notes if, on such date, $100 million or more in aggregate principal amount of the 6.25% Senior Notes remains outstanding. The Extension Amendment became effective on the BrandCo 2020 Facilities Closing Date. As of June 30, 2020, approximately $30.8 million in aggregate principal amount of Extended Term Loans were outstanding after giving effect to the 2020 Refinancing Transactions. The Extended Term Loans bear interest at a rate of LIBOR (with a LIBOR floor of 0.75%) plus 3.50% per annum, payable not less than quarterly in arrears in cash, consistent with the interest rate applicable to the non-extended term loans. Approximately $17.0 million of accrued interest outstanding on the 2016 Term Loan Facility was paid on the BrandCo 2020 Facilities Closing Date. The aggregate principal amount of non-extended term loans under the 2016 Term Loan Facility as of June 30, 2020 was $894.0 million.

Repurchases of 5.75% Senior Notes due 2021

On May 7, 2020, the Company used a portion of the proceeds from the 2020 BrandCo Facility to repurchase and subsequently cancel $50 million in aggregate principal face amount of its 5.75% Senior Notes. Products Corporation also paid approximately$0.7 million of accrued interest outstanding on the 5.75% Senior Notes on May 7, 2020. After the BrandCo 2020 Facilities Closing Date, the Company repurchased and subsequently canceled in July 2020 a further $62.8 million in aggregate principal face amount of its 5.75% Senior Notes. Accordingly, as of June 30, 2020, the Company had repurchased and subsequently cancelled a total of approximately $112.8 million in aggregate principal face amount of its 5.75% Senior Notes, resulting in a net gain on extinguishment of debt of approximately $11.9 million which was recorded within "(Gain) loss on early extinguishment of debt, net" on the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2020. See “Recent Debt Transactions—Exchange Offer” in this Item 7. "Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information regarding the Exchange Offer that the Company commenced in July 2020 with respect to the 5.75% Senior Notes.

Prepayment of the 2019 Term Loan Facility due 2023

On the BrandCo 2020 Facilities Closing Date, the Company used a portion of the proceeds from the 2020 BrandCo Facility to fully prepay the entire principal amount outstanding under its 2019 Term Loan Facility, totaling $200 million, plus approximately $1.3 million of accrued interest outstanding thereon, as well as approximately $33.5 million in prepayment premiums, $10.3 million in lenders' fees, $0.3 million in legal fees and approximately $2.0 million in other third party fees. As the lenders under the 2019 Term Loan Facility participated in the 2020 BrandCo Term Loan Facility, the Company determined that the full repayment of the 2019 Term Loan Facility represented a debt modification under U.S. GAAP as the cash flow effect between the old debt instrument (i.e., the 2019 Term Loan Facility) and the new debt instrument (i.e., the 2020 BrandCo Facility) on a present value basis was less than 10% and, thus, the debt instruments were not considered to be substantially different within the meaning of ASC 470, Debt, under U.S. GAAP. Accordingly, the $33.5 million of prepayment premiums, as well as the $10.3 million in other lenders' fees were capitalized as part of the aforementioned $116.7 million of total new debt issuance costs for the 2020 BrandCo Term Loan Facility, while the aforementioned $0.3 million of legal fees and $2.0 million in other third party fees were expensed as incurred in the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2020.

Amendment to the 2018 Foreign Asset-Based Term Facility

On May 4, 2020, the Company entered into an amendment to the 2018 Foreign Asset Based Term Facility, which had an original outstanding principal amount of €77 million. Such amendment provided for the following:

•increasing the interest rate on the loan from EURIBOR (with a floor 0.50%) plus a margin of 6.50% to EURIBOR (with a floor 0.50%) plus a margin of 7.00%;
•adding a springing maturity date of 91 days prior to the February 15, 2021 maturity of the 5.75% Senior Notes if any of the 5.75% Senior Notes remain outstanding on such date;
•requiring a mandatory prepayment of €5.0 million; and
•clarifying certain terms and waiving certain provisions in connection with the 2020 Refinancing Transactions.

Approximately $0.4 million of amendment fees paid to the lenders under 2018 Foreign Asset-Based Term Facility were capitalized and are amortized to interest expense, together with any unamortized debt issuance costs outstanding prior to the amendment. As of June 30, 2020, there was €48.5 million outstanding under the 2018 Foreign Asset-Based Term Facility, reflecting a repayment of €28.5 million made during the quarter ended June 30, 2020.

Incremental Revolving Credit Facility under the 2016 Term Loan Agreement

On April 30, 2020, Products Corporation entered into a Joinder Agreement (the “2020 Joinder Agreement”), with Revlon, certain of their subsidiaries and certain existing lenders (the “Incremental Lenders”) under Products Corporation’s 2016 Term Loan Agreement to provide for a $65 million incremental revolving credit facility (the “2020 Incremental Facility”). On the closing of the 2020 Incremental Facility, Products Corporation borrowed $63.5 million of revolving loans for working capital purposes and subsequently on May 11, 2020 Products Corporation also borrowed the additional $1.5 million of delayed funding. After the BrandCo 2020 Facilities Closing Date, Products Corporation borrowed the remaining $1.5 million of revolving loans for working capital purposes. The commitments in respect of the 2020 Incremental Facility would have terminated on September 7, 2021, subject to a springing maturity date of 91 days prior to the February 15, 2021 maturity date of Products Corporation's 5.75% Senior Notes if any such notes remain outstanding on such date, and certain liquidity requirements are not satisfied. Prior to its full repayment on May 28, 2020, amounts outstanding under the 2020 Incremental Facility bore interest at a rate of (x) LIBOR plus 16% or (y) an Alternate Base Rate plus 15%, at Products Corporation’s option. Except as to pricing, maturity and differences due to its revolving nature, the terms of the 2020 Incremental Facility were otherwise substantially consistent with the existing term loans under the 2016 Term Loan Facility. The 2020 Incremental Facility was repaid in full, and the commitments thereunder terminated, on May 28, 2020. Upon such repayment, approximately $2.9 million of upfront commitment fees that the Company incurred in connection with consummating the 2020 Incremental Facility were entirely expensed within "Miscellaneous, net" on the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2020.

Amendments to 2016 Revolving Credit Agreement

On May 7, 2020, in connection with consummating the 2020 Refinancing Transactions, the Company entered into Amendment No. 4 to Products Corporation’s Asset-Based Revolving Credit Agreement, dated as of September 7, 2016, as amended (the “2016 Revolving Credit Facility”). Amendment No. 4, among other things, made certain amendments and provided for certain waivers relating to the 2020 Refinancing Transactions under the 2016 Revolving Credit Facility. In exchange for such amendments and waivers, the interest rate margin applicable to loans under Tranche A of the 2016 Revolving Credit Facility increased by 0.75%. In connection with the amendments to Tranche B of the 2016 Revolving Credit Facility (which was fully repaid on its May 17, 2020 extended maturity date), the Company incurred approximately $1.1 million in lender's fees that upon its full repayment were entirely expensed within “Miscellaneous, net” on the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss as of June 30, 2020.

Previously, on April 17, 2020 (the “FILO Closing Date”), the Company entered into Amendment No. 3 to the 2016 Revolving Credit Facility (“Amendment No. 3”), pursuant to which, the maturity date applicable to $36.3 million of loans under the $41.5 million senior secured first in, last out Tranche B under the 2016 Revolving Credit Facility (the “FILO Tranche”) was extended from April 17, 2020 to May 17, 2020 (the “Extended Maturity Date”). The Company repaid the remaining approximately $5.2 million of FILO Tranche loans as of the FILO Closing Date. In addition, Amendment No. 3 increased the applicable interest margin for the FILO Tranche by 0.75%, subject to a LIBOR floor of 0.75%. The FILO Tranche was fully repaid on the Extended Maturity Date.

Changes in Cash Flows

As of June 30, 2020, the Company had cash, cash equivalents and restricted cash of $343.9 million (which as of June 30, 2020 included approximately $276.4 million of proceeds remaining from the 2020 Refinancing Transactions), compared with $104.5 million at December 31, 2019. The following table summarizes the Company’s cash flows from operating, investing and financing activities for the periods presented:

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(164.2)	$(41.2)
Net cash used in investing activities	(2.7)	(12.2)
Net cash provided by financing activities	408.4	28.6
Effect of exchange rate changes on cash and cash equivalents	(2.1)	0.5
Net increase (decrease) in cash, cash equivalents and restricted cash	239.4	(24.3)
Cash, cash equivalents and restricted cash at beginning of period	104.5	87.5
Cash, cash equivalents and restricted cash at end of period	$343.9	$63.2

Operating Activities
Net cash used in operating activities was $164.2 million and $41.2 million for the six months ended June 30, 2020 and 2019, respectively. The increase in cash used in operating activities for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was primarily driven by lower net sales, primarily due to the COVID-19 impacts described above, and unfavorable working capital changes, partially offset by cost reductions achieved through the Company's initiatives designed to mitigate the adverse impact of COVID-19 on the Company's operations, including the Revlon 2020 Restructuring Program.

Investing Activities
Net cash used in investing activities was $2.7 million for the six months ended June 30, 2020, compared to $12.2 million of net cash used in investing activities for the six months ended June 30, 2019. The decrease in cash used in investing activities was related to lower capital expenditures in the six months ended June 30, 2020 compared to the prior year period.

Financing Activities
Net cash provided by financing activities was $408.4 million and $28.6 million for the six months ended June 30, 2020 and 2019, respectively.
Net cash provided by financing activities for the six months ended June 30, 2020 primarily included:
•$880.0 of borrowings under the 2020 BrandCo Term Loan Facility;
with the foregoing partially offset by:
•$200.0 million used to fully repay the 2019 Term Loan Facility;
•$101.2 million used to pay financing costs incurred in connection with the 2020 BrandCo Refinancing Transactions;
•$99.6 million used to repurchase approximately $112.8 million in aggregate principal face amount of Products Corporation's 5.75% Senior Notes;
•$31.4 million used to partially repay the 2018 Foreign Asset-Based Term Loan;
•$22.9 million used to partially repay the Amended 2016 Revolving Credit Agreement;
•$6.9 million used to partially repay the 2016 Term Loan Facility; and
•$7.0 million of decreases in short-term borrowings and overdraft;
Net cash provided by financing activities for the six months ended June 30, 2019 primarily included:
•$59.9 million of borrowings under the Amended 2016 Revolving Credit Facility; and
with the foregoing partially offset by:
•$9.0 million of repayments under the 2016 Term Loan Facility;
•$18.8 million of decreases in short-term borrowings and overdraft; and
•$1.4 million of payment of financing costs incurred in connection with the Amendment No. 2 to the Amended 2016 Revolving Credit Facility.
Long-Term Debt Instruments

For detailed information on the terms and conditions of Products Corporation’s various outstanding debt instruments, including, without limitation, the 2020 BrandCo Facilities, 2016 Term Loan Facility, Amended 2016 Revolving Credit Facility, 2019 Term Loan Facility (which was fully repaid as part of consummating the 2020 Refinancing Transactions), 2018 Foreign Asset-Based Term Facility, Amended 2019 Senior Line of Credit Facility, 5.75% Senior Notes and 6.25% Senior Notes, see the aforementioned discussion in this Form 10-Q under “Financial Condition, Liquidity and Capital Resources - Consummation of 2020 BrandCo Refinancing Transactions” and Note 9, "Debt," to the Consolidated Financial Statements in Revlon's 2019 Form 10-K, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources," in Revlon's 2019 Form 10-K. For information regarding certain risks related to the Company’s indebtedness, see Item 1A. “Risk Factors” in the Company's 2019 Form 10-K, as updated by Part II, Item 1A. “Risk Factors” in this Form 10-Q.

Covenants
Products Corporation was in compliance with all applicable covenants under the 2020 BrandCo Credit Agreement, 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement, the Amended 2019 Senior Line of Credit Agreement, as well as with all applicable covenants under its Senior Notes Indentures, in each case as of June 30, 2020. As of June 30, 2020, the aggregate principal amounts outstanding and availability under Products Corporation’s various revolving credit facilities were as follows:

	Commitment	Borrowing Base	Aggregate principal amount outstanding at June 30, 2020	Availability at June 30, 2020 (a)
Amended 2016 Revolving Credit Facility	$400.0	$307.9	$249.5	$50.7
Amended 2019 Senior Line of Credit Facility	$30.0	N/A	$—	$30.0
(a) Availability as of June 30, 2020 is based upon the borrowing base then in effect under the Amended 2016 Revolving Credit Facility of $307.9 million, less $7.7 million of outstanding undrawn letters of credit and $249.5 million then drawn. As Products Corporation’s consolidated fixed charge coverage ratio was greater than 1.0 to 1.0 as of June 30, 2020, all of the $50.7 million of availability under the Amended 2016 Revolving Credit Facility was available as of such date. Tranche B under the Amended 2016 Revolving Credit Facility was fully repaid in May 2020.

Sources and Uses

The Company’s principal sources of funds are expected to be operating revenues, cash on hand (which as of June 30, 2020 included approximately $276.4 million of proceeds remaining from the 2020 Refinancing Transactions) and funds that may be available from time to time for borrowing under the Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility and other permissible borrowings. The 2016 Credit Agreements, the Senior Notes Indentures and the 2018 Foreign Asset-Based Term Agreement contain certain provisions that by their terms limit Products Corporation's and its subsidiaries’ ability to, among other things, incur additional debt, subject to certain exceptions.

The Company’s principal uses of funds are expected to be the payment of operating expenses, including payments in connection with the purchase of permanent wall displays; capital expenditure requirements; debt service payments and costs; cash tax payments; pension and other post-retirement benefit plan contributions; payments in connection with the Company’s restructuring programs, such as the 2018 Optimization Program and the Revlon 2020 Restructuring Program; severance not otherwise included in the Company’s restructuring programs; business and/or brand acquisitions (including, without limitation, through licensing transactions), if any; additional debt and/or equity repurchases, if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting and/or entering certain territories and/or channels of trade. For information regarding certain risks related to the Company’s indebtedness and cash flows, see Item 1A. “Risk Factors” in the Company's 2019 Form 10-K, as updated by Part II, Item 1A. “Risk Factors” in this Form 10-Q.

The Company’s cash contributions to its pension and post-retirement benefit plans in the six months ended June 30, 2020 were $5.5 million. The Company expects that cash contributions to its pension and post-retirement benefit plans will be approximately $19 million in the aggregate for 2020. The Company’s cash taxes paid in the six months ended June 30, 2020 were $8.0 million. The Company expects to pay cash taxes totaling approximately $5 million to $10 million in the aggregate during 2020. For a further discussion, see Note 10, "Pension and Post-Retirement Benefits," and Note 12, "Income Taxes," to the Company's Unaudited Consolidated Financial Statements in this Form 10-Q.
The Company’s purchases of permanent wall displays and capital expenditures in the six months ended June 30, 2020 were $12.7 million and $2.7 million, respectively. The Company expects that purchases of permanent wall displays will total approximately $35 million to $45 million in the aggregate during 2020 and expects that capital expenditures will total approximately $10 million to $20 million in the aggregate during 2020.
The Company has undertaken, and continues to assess, refine and implement, a number of programs to efficiently manage its working capital, including, among other things, initiatives intended to optimize inventory levels over time; centralized procurement to secure discounts and efficiencies; prudent management of trade receivables and accounts payable; and controls on general and administrative spending. In the ordinary course of business, the Company’s source or use of cash from operating activities may vary on a quarterly basis as a result of a number of factors, including the timing of working capital flows. For certain of the Company’s other recent cost reduction initiatives, see “COVID-19 Impact on the Company’s Business” under the Overview section of this "Management Discussion and Analysis of Financial Condition and Results of Operations".
Continuing to execute the Company’s business initiatives could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands (including, without limitation, through licensing transactions), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining the Company’s approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure. Any of these actions, the intended purpose of which would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities. Any such activities may be funded with operating revenues, cash on hand (which as of June 30, 2020 included approximately $276.4 million of proceeds remaining from the 2020 Refinancing Transactions), funds that may be available from time to time under the Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility, other permissible borrowings and/or other permitted additional sources of capital, which actions could increase the Company’s total debt.
The Company may also, from time-to-time, seek to retire or purchase its outstanding debt obligations and/or equity in open market purchases, block trades, privately negotiated purchase transactions or otherwise and may seek to refinance some or all of its indebtedness based upon market conditions, including pursuant to the Exchange Offer. Any such retirement or purchase of debt and/or equity may be funded with operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. (See “Financial Condition, Liquidity and Capital Resources - Consummation of 2020 BrandCo Refinancing Transactions” regarding the Company’s repurchase of certain 5.75% Senior Notes during the second quarter of 2020).

The Company expects that operating revenues, cash on hand (which as of June 30, 2020 included approximately $276.4 million of proceeds remaining from the 2020 Refinancing Transactions) and funds that may be available from time-to-time for borrowing under the Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility and other permissible borrowings will be sufficient to enable the Company to pay its operating expenses for 2020, including payments in connection with the purchase of permanent wall displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company’s restructuring programs, such as the 2018 Optimization Program and the Revlon 2020 Restructuring Program, severance not otherwise included in the Company’s restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade. The Company also expects to generate additional liquidity from cost reductions resulting from the implementation of the Revlon 2020 Restructuring Program and the 2018 Optimization Program, and cost reductions generated from other cost control initiatives, including, without limitation, the Company’s interim measures to reduce costs in response to the COVID-19 pandemic (such as: (i) switching to a reduced work week and reducing executive and employee compensation in the range of 20% to 40%; (ii) furloughing approximately 40% of the Company’s U.S.-based employees and those in certain other locations; (iii) suspending the Company’s 2020 merit base salary increases, discretionary profit sharing contributions and matching contributions to the Company’s 401(k) plan; (iv) reducing Board and committee compensation by 50% and eliminating Board and committee meeting fees; and (v) suspending or terminating services and payments under consulting agreements with certain directors), as well as funds provided by selling certain assets (such as the Natural Honey and Floid brands that were sold in December 2019) in connection with the Company's ongoing Strategic Review.

There can be no assurance that available funds will be sufficient to meet the Company’s cash requirements on a consolidated basis, as, among other things, the Company’s liquidity can be impacted by a number of factors, including its level of sales, costs and expenditures, as well as accounts receivable and inventory, which serve as the principal variables impacting the amount of liquidity available under Products Corporation’s Amended 2016 Revolving Credit Facility and the 2018 Foreign Asset-Based Term Facility. For example, subject to certain exceptions, loans under the 2018 Foreign Asset-Based Term Facility must be prepaid to the extent that outstanding loans exceed the borrowing base, consisting of accounts receivable and inventory. For information regarding certain risks related to the Company’s indebtedness and cash flows, see Item 1A. “Risk Factors” in the Company's 2019 Form 10-K, as updated by Part II, Item 1A. “Risk Factors” in this Form 10-Q.

If the Company’s anticipated level of revenues is not achieved because of, among other things, decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty products in one or more of the Company's segments, whether attributable to the COVID-19 pandemic or otherwise; adverse changes in tariffs, foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors and/or decreased performance by third-party suppliers, whether due to shortages of raw materials or otherwise; changes in consumer purchasing habits, including with respect to retailer preferences and/or sales channels, such as due to any further consumption declines that the
Company has experienced; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; retail store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; or less than anticipated results from the Company’s existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company’s expenses, including, without limitation, for the purchase of permanent displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company’s restructuring programs (such as the 2018 Optimization Program and the Revlon 2020 Restructuring Program), severance not otherwise included in the Company’s restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, additional debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade, advertising, promotional and marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet the Company’s cash requirements.

Any such developments, if significant, could reduce the Company’s revenues and operating income and could adversely affect Products Corporation’s ability to comply with certain financial and/or other covenants under the 2020 BrandCo Credit Agreement, 2016 Credit Agreements, the Senior Notes Indentures and/or the 2018 Foreign Asset-Based Term Agreement and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending. For further discussion of certain risks associated with the Company's business and indebtedness, see Item 1A. "Risk Factors" in the Company's 2019 Form 10-K, as updated by Part II, Item 1A. “Risk Factors” in this Form 10-Q.

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

REVLON, INC. AND SUBSIDIARIES

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In March 2020, the Company announced the Revlon 2020 Restructuring Program and in April 2020 the Company took several financial measures, such as implementing a reduced work week and furloughing a significant number of employees, designed to mitigate the adverse financial impacts of COVID-19 (the “COVID-19 Organizational Actions”). In response, the Company implemented mitigating actions to address the potential for any impact from these measures on the Company’s disclosure controls and procedures and its internal control over financial reporting, such as transferring responsibilities for the eliminated positions and furloughed employees and enhancing employee training and internal controls monitoring. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal period covered by this Form 10-Q. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2020.

(b) Changes in Internal Control Over Financial Reporting ("ICFR"). There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As described in Item 4(a) above, the Revlon 2020 Restructuring Program and the Company’s COVID-19 Organizational Actions did not materially affect, nor are they reasonably likely to materially affect, the Company's ICFR for the quarter ended June 30, 2020.

REVLON, INC. AND SUBSIDIARIES

Forward-Looking Statements
This Quarterly Report on Form 10-Q for the period ended June 30, 2020, as well as the Company's other public documents and statements, may contain forward-looking statements that involve risks and uncertainties, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company's management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known and unknown factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations, plans and estimates (whether qualitative or quantitative) as to:
(i)the Company's future financial performance and/or sales growth;
(ii)the effect on sales of decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty products in one or more of the Company's segments, whether due to COVID-19 or otherwise; adverse changes in tariffs, foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company's competitors and/or decreased performance by third-party suppliers, whether due to shortages of raw materials or otherwise, changes in consumer purchasing habits, including with respect to retailer preferences and/or among sales channels, such as due to the continuing consumption declines in core beauty categories in the mass retail channel in North America; inventory management by the Company's customers; inventory de-stocking by certain retail customers; space reconfigurations or reductions in display space by the Company's customers; retail store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; less than anticipated results from the Company's existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company's expenses, including, without limitation, for the purchase of permanent displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company's restructuring programs (such as the 2018 Optimization Program and the Revlon 2020 Restructuring Program), severance not otherwise included in the Company's restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, additional debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade, advertising, promotional and marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses;
(iii)the Company's belief that continuing to execute its business initiatives could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands (including through licensing transactions, if any), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, any of which, the intended purpose would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities, which activities may be funded with operating revenues, cash on hand which as of June 30, 2020 included approximately $276.4 million of proceeds remaining from the 2020 Refinancing Transactions, funds available under the Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility, other permissible borrowings and/or other permitted additional sources of capital, which actions could increase the Company's total debt;
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
(vi)the Company's expectation that operating revenues, cash on hand (which as of June 30, 2020 included approximately $276.4 million of proceeds remaining from the 2020 Refinancing Transactions) and funds that may be available from time to time for borrowing under Products Corporation's Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility, and other permissible borrowings will be sufficient to enable the Company to cover its operating expenses for 2020, including the cash requirements referred to in item (viii) below, and the Company's belief that (a) it has and will have sufficient liquidity to meet its cash needs for at least the next 12 months based upon the cash generated by its operations, cash on hand (which as of June 30, 2020 included approximately $276.4 million of proceeds remaining from the 2020 Refinancing Transactions), availability under the Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility, and other permissible borrowings, along with the option to further settle intercompany loans and payables with certain foreign subsidiaries, and that such cash resources will be further enhanced as the Company implements its 2018 Optimization Program and its Revlon 2020 Restructuring Program and cost reductions generated from other cost control initiatives, including, without limitation, the Company's interim measures to reduce costs in response to the COVID-19 pandemic (such as: (i) switching to a reduced work week and reducing executive and employee compensation in the range of 20% to 40%; (ii) furloughing approximately 40% of the Company’s U.S.-based employees and those in certain other locations; (iii) suspending the Company’s 2020 merit base salary increases, discretionary profit sharing contributions and matching contributions to the Company’s 401(k) plan; (iv) reducing Board and committee compensation by 50% and eliminating Board and committee meeting fees; and (v) suspending or terminating services and payments under consulting agreements with certain directors), as well as funds provided by selling certain assets (such as the Natural Honey and Floid brands that were sold in December 2019) in connection with the Company's ongoing Strategic Review, and (b) restrictions and/or taxes on repatriation of foreign earnings will not have a material effect on the Company's liquidity during such period;
(vii)the Company's expected principal sources of funds, including operating revenues, cash on hand (which as of June 30, 2020 included approximately $276.4 million of proceeds remaining from the 2020 Refinancing Transactions) and funds available for borrowing under Products Corporation's Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility and other permissible borrowings, as well as the availability of funds from the Company taking certain measures, including, among other things, reducing discretionary spending and the Company's expectation to generate additional liquidity from cost reductions resulting from the implementation of the 2018 Optimization Program and the Revlon 2020 Restructuring Program and from other cost reduction initiatives, including, without limitation, the Company’s interim measures to reduce costs in response to the COVID-19 pandemic (such as: (i) switching to a reduced work week and reducing executive and employee compensation in the range of 20% to 40%; (ii) furloughing approximately 40% of the Company’s U.S.-based employees and those in certain other locations; (iii) suspending the Company’s 2020 merit base salary increases, discretionary profit sharing contributions and matching contributions to the Company’s 401(k) plan; (iv) reducing Board and committee compensation by 50% and eliminating Board and committee meeting fees; and (v) suspending or terminating services and payments under consulting agreements with certain directors), as well as funds provided by selling certain assets (such as the Natural Honey and Floid brands that were sold in December 2019) in connection with the Company's ongoing Strategic Review;
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
(xiv)the Company's plans to explore certain strategic transactions pursuant to the Strategic Review; and
(xv)the Company’s plans to consummate the Exchange Offer and refinance the 5.75% Senior Notes.

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
(iii)unanticipated costs or difficulties or delays in completing projects associated with continuing to execute the Company's business initiatives or lower than expected revenues or the inability to create value through improving the Company's financial performance as a result of such initiatives, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more brands or product lines, launching of new product lines, including higher than expected expenses, including for sales returns, for launching its new products, acquiring businesses or brands (including through licensing transactions, if any), divesting or discontinuing non-core business lines (which may include exiting certain territories or converting the Company's go-to-trade structure in certain countries to other business models), further refining its approach to retail merchandising and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company's manufacturing, sourcing, supply chain or organizational size and structure (including difficulties or delays in and/or the Company's inability to optimally implement the 2018 Optimization Program and/or the Revlon 2020 Restructuring Program and/or less than expected benefits from such programs and/or more than expected costs in implementing such programs, which could cause the Company not to realize the projected cost reductions), as well as the unavailability of cash generated by operations, cash on hand and/or funds under the Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility and/or other permissible borrowings and/or from other permissible additional sources of capital to fund such potential activities, as well as the unavailability of funds due to potential mandatory repayment obligations under the 2018 Foreign Asset-Based Term Facility;
(iv)difficulties, delays in or less than expected results from the Company's efforts to execute on its 3 key strategic pillars to drive its future success and growth, including, without limitation: (1) less than effective new product development and innovation, less than expected acceptance of its new products and innovations by the Company's consumers and/or customers in one or more of its segments and/or less than expected levels of execution vis-à-vis its new product launches with its customers in one or more of its segments or regions, in each case whether attributable to COVID-19 or otherwise; (2) less than expected levels of advertising, promotional and/or marketing activities for its new product launches, less than expected acceptance of its advertising, promotional, pricing and/or marketing plans and/or brand communication by consumers and/or customers in one or more of its segments, less than expected investment in advertising, promotional and/or marketing activities or greater than expected competitive investment, in each case whether attributable to COVID-19 or otherwise; and/or (3) difficulties or disruptions impacting the Company's ability to ensure availability of its products where consumers shop, both in-store and increasingly online, including, without limitation, difficulties with, delays in or the inability to achieve the Company’s expected results, such as due to, among other things, the Company’s business experiencing greater than anticipated disruptions due to COVID-19 related uncertainty or other related factors making it more difficult to maintain relationships with employees, business partners or governmental entities and/or other unanticipated circumstances, trends or events affecting the Company’s financial performance, including decreased consumer spending in response to the COVID-19 pandemic and related conditions and restrictions, weaker than expected economic conditions due to the COVID-19 pandemic and its related restrictions and conditions continuing for periods longer than currently estimated or COVID-19 expanding into more territories than currently anticipated, or other weakness in the consumption of beauty-related products, lower than expected acceptance of the Company’s new products, adverse changes in foreign currency exchange rates, decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors, the unavailability of one or more forms of additional credit in the current capital markets and/or decreased performance by third party suppliers;
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
(vi)lower than expected operating revenues, cash on hand and/or funds available under the Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility and/or other permissible borrowings or generated from cost reductions resulting from the implementation of the Revlon 2020 Restructuring Program and the 2018 Optimization Program and/or other cost control initiatives, including, without limitation, the Company’s interim measures to reduce costs in response to the COVID-19 pandemic (such as: (i) switching to a reduced work week and reducing executive and employee compensation in the range of 20% to 40%; (ii) furloughing approximately 40% of the Company’s U.S.-based employees and those in certain other locations; (iii) suspending the Company’s 2020 merit base salary increases, discretionary profit sharing contributions and matching contributions to the Company’s 401(k) plan; (iv) reducing Board and committee compensation by 50% and eliminating Board and committee meeting fees; and (v) suspending or terminating services and payments under consulting agreements with certain directors), and/or from selling certain assets (such as the Natural Honey and
Floid brands that were sold in December 2019) in connection with the Company's ongoing Strategic Review; higher than anticipated operating expenses, such as referred to in clause (viii) below; and/or less than anticipated cash generated by the Company's operations or unanticipated restrictions or taxes on repatriation of foreign earnings;
(vii)the unavailability of funds under Products Corporation's Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility and/or other permissible borrowings; the unavailability of funds under the 2018 Foreign Asset-Based Term Facility, such as due to reductions in the applicable borrowing base that could require certain mandatory prepayments; the unavailability of funds from difficulties, delays in or the Company's inability to take other measures, such as reducing discretionary spending and/or less than expected liquidity from cost reductions resulting from the implementation of the Revlon 2020 Restructuring Program and the 2018 Optimization Program and from other cost reduction initiatives, including, without limitation, the Company’s interim measures to reduce costs in response to the COVID-19 pandemic (such as: (i) switching to a reduced work week and reducing executive and employee compensation in the range of 20% to 40%; (ii) furloughing approximately 40% of the Company’s U.S.-based employees and those in certain other locations; (iii) suspending the Company’s 2020 merit base salary increases, discretionary profit sharing contributions and matching contributions to the Company’s 401(k) plan; (iv) reducing Board and committee compensation by 50% and eliminating Board and committee meeting fees; and (v) suspending or terminating services and payments under consulting agreements with certain directors), and/or from selling certain assets (such as the Natural Honey and Floid brands that were sold in December 2019) in connection with the Company's ongoing Strategic Review;
(viii)higher than expected operating expenses, such as higher than expected purchases of permanent displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company's restructuring programs (such as the 2018 Optimization Program and/or the Revlon 2020 Restructuring Program), severance not otherwise included in the Company's restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, additional debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade, advertising, promotional and marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise;
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
(xiv)difficulties or delays that could affect the Company's ability to consummate one or more transactions pursuant to the Strategic Review, such as due to the Company's respective businesses experiencing disruptions due to transaction-related uncertainty or other factors; and/or
(xv)difficulties or delays that could affect the Company's ability to consummate the Exchange Offer and/or refinance the 5.75% Senior Notes, such as due to the Company's respective businesses experiencing ongoing COVID-19 related disruptions or other factors.

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

Item 1A. Risk Factors

In addition to the other information in this report, when evaluating the Company’s business investors should consider carefully the following risk factors which have been updated since the Company’s 2019 Form 10-K. For definitions of certain capitalized terms used in this Form 10-Q referring to the Company's debt facilities, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources - Long-Term Debt Instruments" of this Form 10-Q and in the Company’s 2019 Form 10-K.

Revlon is a holding company with no business operations of its own and is dependent on its subsidiaries to pay certain expenses and dividends. In addition, shares of the capital stock of Products Corporation, Revlon's wholly-owned operating subsidiary, are pledged by Revlon to secure its obligations under the 2016 Credit Agreements and the 2020 BrandCo Credit Agreement.

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

The terms of Products Corporation's 2016 Credit Agreements, the indentures governing Products Corporation's 6.25% Senior Notes due 2024 (the "6.25% Senior Notes Indenture" and the "6.25% Senior Notes," respectively) and 5.75% Senior Notes due 2021 (the "5.75% Senior Notes Indenture" and the "5.75% Senior Notes," respectively, and, together with the 6.25% Senior Notes Indenture, the "Senior Notes Indentures" and the "Senior Notes," respectively) and the 2020 BrandCo Credit Agreement (as hereinafter defined) generally restrict Products Corporation from paying dividends or making distributions to Revlon, except in limited circumstances. For example, Products Corporation is permitted to pay dividends and make distributions to Revlon to enable Revlon to, among other things, maintain its existence and its ownership of Products Corporation, such as paying professional fees (e.g., legal, accounting and insurance fees), regulatory fees (e.g., SEC filing fees and NYSE listing fees), pay certain taxes and other expenses related to being a public holding company and, subject to certain limitations, to pay dividends, if any, on Revlon’s outstanding securities or make distributions in certain circumstances to finance Revlon’s purchase of shares of its Class A Common Stock issued in connection with the delivery of such shares to grantees under the Fourth Amended and Restated Revlon, Inc. Stock Plan, as amended. These limitations therefore restrict Revlon's ability to pay dividends on its Class A Common Stock.

All of the shares of Products Corporation’s capital stock held by Revlon are pledged to secure Revlon’s guarantee of Products Corporation's obligations under its 2016 Credit Agreements and the 2020 BrandCo Credit Agreement. A foreclosure upon the shares of Products Corporation's common stock would result in Revlon no longer holding its only material asset, would have a material adverse effect on the holders and price of Revlon’s Class A Common Stock and would be a change of

REVLON, INC. AND SUBSIDIARIES

control under Products Corporation’s other debt instruments. (See also Item 1A. Risk Factors - "Shares of Revlon Class A Common Stock and Products Corporation's capital stock are pledged to secure various of Revlon's and/or other of the Company's affiliates’ obligations and foreclosure upon these shares or dispositions of shares could result in the acceleration of debt under Products Corporation's 2016 Senior Credit Facilities, 2018 Foreign Asset-Based Term Facility, 2020 BrandCo Facilities, Amended 2019 Senior Line of Credit Facility and/or its Senior Notes and could have other consequences.")

Products Corporation’s substantial indebtedness could adversely affect the Company’s operations and flexibility and Products Corporation’s ability to service its debt.

Products Corporation has a substantial amount of outstanding indebtedness. As of June 30, 2020 the Company’s total indebtedness was $3,789.3 million (or $3,626.7 million net of discounts and debt issuance costs), including: (i) $1,720.4 million in aggregate principal amount of its 2020 BrandCo Term Loan Facility; (ii) $450 million in aggregate principal amount of its 6.25% Senior Notes; (iii) $387.2 million in aggregate principal amount of its 5.75% Senior Notes; (iv) $249.5 million of secured indebtedness under Tranche A of its Amended 2016 Revolving Credit Facility; (v) $924.8 million in aggregate principal amount of secured indebtedness under its 2016 Term Loan Facility; (vi) $54.5 million in aggregate principal amount of secured indebtedness under its 2018 Foreign Asset-Based Term Facility (as hereinafter defined); (vii) nil in aggregate principal amount of indebtedness under its Amended 2019 Senior Line of Credit Facility (as hereinafter defined); and (viii) $2.6 million in aggregate principal amount of other indebtedness. In addition, as of such date Products Corporation would have had the ability to incur an additional $50.7 million of secured indebtedness under its Amended 2016 Revolving Credit Facility and $30 million in aggregate principal amount of indebtedness under its Amended 2019 Senior Line of Credit Facility. In addition, in May 2020 Products Corporation repaid in full the 2019 Term Loan Facility, incurred additional indebtedness under the 2020 BrandCo Term Loan Facility and exchanged a significant portion of indebtedness under the 2016 Term Loan Facility for indebtedness under the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility in connection with the 2020 Refinancing Transactions (each as hereinafter defined) (see Note 7, "Debt" to the Company's Unaudited Consolidated Financial Statements in this Form 10-Q. See also, " Recent Debt Transactions " in Item 7. "Combined Management's Discussion and Analysis of Financial Condition and Results of Operations."). If the Company is unable to maintain or increase its profitability and cash flow and sustain such results in future periods, it could adversely affect the Company's operations and Products Corporation's ability to service its debt and/or comply with the financial and/or operating covenants under its various debt instruments. (See also Item 1A. Risk Factors - "Restrictions and covenants in Products Corporation’s various debt instruments limit its ability to take certain actions and impose consequences in the event of failure to comply.")

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

Although agreements governing Products Corporation’s indebtedness, including the 2016 Credit Agreements, the Senior Notes Indentures and the 2020 BrandCo Credit Agreement (as hereinafter defined), limit Products Corporation’s ability to borrow funds, under certain circumstances Products Corporation is allowed to borrow a significant amount of additional money, some of which, in certain circumstances and subject to certain limitations, could be secured indebtedness. To the extent that more debt, whether secured or unsecured, is added to the Company's current debt levels, the risks described above would increase further. See “Recent Debt Transactions” in Item 7. “Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

REVLON, INC. AND SUBSIDIARIES

Products Corporation’s ability to pay the principal amount of its indebtedness depends on many factors.

The Amended 2019 Senior Line of Credit Facility matures on December 31, 2020; the 5.75% Senior Notes mature in February 2021; the 2018 Foreign Asset-Based Term Facility matures in July 2021; Tranche A under the Amended 2016 Revolving Credit Facility matures no later than September 2021; the 2016 Term Loan Facility matures no later than September 2023; the 6.25% Senior Notes mature in August 2024; and the 2020 BrandCo Facilities mature no later than June 2025. Also, while the 2016 Term Loan Facility is scheduled to mature no later than September 2023, its maturity would accelerate to the 91st day prior to the maturity of the 5.75% Senior Notes due February 15, 2021 if any 5.75% Senior Notes remain outstanding by such date, subject to certain minimum liquidity exceptions. Tranche A of the Amended 2016 Revolving Credit Facility has a springing maturity similar to the 2016 Term Loan Facility. The 2018 Foreign Asset-Based Term Facility has a springing maturity similar to the 2016 Term Loan Facility and Tranche A of the Amended 2016 Revolving Credit Facility, but the 2018 Foreign Asset-Based Term Facility does not have any liquidity-based exceptions. The 2020 BrandCo Facilities have a springing maturity that accelerates to the 91st day prior to the maturity of the 6.25% Senior Notes if an aggregate principal amount of the 6.25% Senior Notes in excess of $100,000,000 remains outstanding by such date. For a more complete description of the maturities of these debt instruments, including events that could accelerate their respective maturities, see Note 7, “Debt,” to the Company's unaudited Consolidated Financial Statements in this Form 10-Q. See also, “Recent Debt Transactions” in Item 7. “Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Products Corporation currently anticipates that, in order to pay the principal amount of its outstanding indebtedness upon the occurrence of any event of default, or to repurchase any of the Senior Notes if a change of control occurs, or in the event that Products Corporation’s cash flows from operations are insufficient to allow it to pay the principal amount of its indebtedness by their respective maturity dates, the Company will be required to refinance some or all of Products Corporation’s indebtedness, seek to sell assets or operations, seek to sell additional Revlon equity, seek to sell debt securities of Revlon or Products Corporation and/or seek additional capital contributions or loans from MacAndrews & Forbes or from the Company’s other affiliates and/or third parties. The Company may be unable to take any of these actions due to a variety of commercial or market factors or constraints in Products Corporation’s various debt instruments, including, for example, market conditions being unfavorable for an equity or debt issuance, additional capital contributions or loans not being available from affiliates and/or third parties, or that the transactions may not be permitted under the terms of Products Corporation’s various debt instruments then in effect, including restrictions on the incurrence of additional debt, incurrence of liens, asset dispositions and/or related party transactions included in such debt instruments. Such actions, if ever taken, may not enable the Company to satisfy its cash requirements if the actions do not result in sufficient cost reductions or generate a sufficient amount of additional capital, as the case may be.

None of the Company’s affiliates are required to make any capital contributions, loans or other payments to Products Corporation regarding its obligations on its indebtedness, other than the Amended 2019 Senior Line of Credit Facility. Products Corporation may not be able to pay the principal amount of its indebtedness using any of the above actions because, under certain circumstances, the 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement, the 2020 BrandCo Credit Agreement, the Senior Notes Indentures, any of Products Corporation's other debt instruments and/or the debt instruments of Products Corporation’s subsidiaries then in effect may not permit the Company to take such actions. (See also Item 1A. Risk Factors - "Restrictions and covenants in Products Corporation’s various debt instruments limit its ability to take certain actions and impose consequences in the event of failure to comply").

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

The agreements that govern Products Corporation's indebtedness, including the 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement, the 2020 BrandCo Credit Agreement and Products Corporation's Senior Notes Indentures, contain a number of significant restrictions and covenants that limit Products Corporation’s ability (subject in each case to certain exceptions) to, among other things:
•borrow money;
•use assets as security in other borrowings or transactions;
•pay dividends on stock or purchase stock;
•sell assets and use the proceeds from such sales;
•enter into certain transactions with affiliates;

REVLON, INC. AND SUBSIDIARIES

•make certain investments;
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

Certain breaches under the 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement, the 2020 BrandCo Credit Agreement, the Amended 2019 Senior Line of Credit Agreement and/or the Senior Notes Indentures would permit the Company’s lenders to accelerate amounts outstanding thereunder. The acceleration of amounts outstanding under the 2016 Senior Credit Facilities, the 2018 Foreign Asset-Based Term Facility, the 2020 BrandCo Credit Agreement, the Amended 2019 Senior Line of Credit Facility and/or the Senior Notes would in certain circumstances constitute an event of default under the other instruments permitting amounts outstanding under such instruments to be accelerated. See “Recent Debt Transactions” in Item 7. “Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, holders of the Senior Notes may require Products Corporation to repurchase their notes in the event of a change of control under the applicable indenture and a change of control would be an event of default under the 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement and the 2020 BrandCo Credit Agreement. Products Corporation may not have sufficient funds at the time of any such breach or change of control to repay, in full or in part, amounts outstanding under the 2016 Senior Credit Facilities, the 2020 BrandCo Credit Agreement, the Amended 2019 Senior Line of Credit Facility or the 2018 Asset-Based Term Facility or to repay, repurchase or redeem, in full or in part, the Senior Notes.

Events beyond the Company’s control could impair the Company’s operating performance, which could affect Products Corporation’s ability to comply with the terms of Products Corporation’s debt instruments. Such events may include decreased consumer spending in response to COVID-19 or other weak economic conditions or weakness in the consumption of beauty products in one or more of the Company's segments; adverse changes in tariffs, foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company’s competitors and/or decreased performance by third-party suppliers, whether due to shortages of raw materials or otherwise; changes in consumer purchasing habits, including with respect to retailer preferences and/or among sales channels, such as due to any further consumption declines that the Company has experienced; inventory management by the Company's customers; inventory de-stocking by certain retail customers; space reconfigurations or reductions in display space by the Company's customers; retail store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; less than anticipated results from the Company's existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company’s expenses, including, without limitation, those for pension expense under its benefit plans, restructuring programs and related severance expenses, acquisitions and related integration costs, capital expenditures, costs related to litigation, advertising, promotional and/or marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the Company's anticipated level of expenses.

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

If Products Corporation is unable to obtain any such waiver or amendment, Products Corporation's inability to meet the requirements of the 2016 Credit Agreements would constitute an event of default under such agreements, which, under certain circumstances, would permit the bank lenders to accelerate the repayment of the 2016 Senior Credit Facilities, and, under certain circumstances, would constitute an event of default under the 2020 BrandCo Credit Agreement, the 2018 Foreign Asset-Based Term Agreement, the Amended 2019 Senior Line of Credit Agreement and the Senior Notes Indentures. An event of default under the Senior Notes Indentures would permit the respective Notes Trustee or the Requisite Note Holders to accelerate payment of the principal and accrued, but unpaid, interest on the respective Senior Notes. An event of default under the Amended 2019 Senior Line of Credit Agreement, under certain circumstances, would permit the lenders to accelerate the repayment of such facility.

REVLON, INC. AND SUBSIDIARIES

Products Corporation’s assets and/or cash flows and/or that of Products Corporation’s subsidiaries may not be sufficient to fully repay borrowings under its various debt instruments, either upon maturity or if accelerated upon an event of default or change of control, and if the Company is required to repay, repurchase and/or redeem, in whole or in part, amounts outstanding under its 2016 Senior Credit Facilities, the 2018 Foreign Asset-Based Term Facility, the 2020 BrandCo Credit Agreement, the Amended 2019 Senior Line of Credit Facility and/or its Senior Notes, it may be unable to refinance or restructure the payments on such debt. See “Recent Debt Transactions” in Item 7. “Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Further, if the Company is unable to repay, refinance or restructure its indebtedness under the 2016 Senior Credit Facilities, the 2018 Foreign Asset-Based Term Facility and/or the 2020 BrandCo Credit Agreement, the lenders could proceed against the collateral securing that indebtedness, subject to certain conditions and limitations as set forth in the related intercreditor agreements and collateral agreements. As described above, the consequences of complying with the foregoing restrictions, covenants and limitations under the Company’s various debt instruments could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

Limits on Products Corporation's borrowing capacity under the Amended 2016 Revolving Credit Facility and the 2018 Foreign Asset-Based Term Facility may affect the Company's ability to finance its operations.

At June 30, 2020, Products Corporation had $249.5 million in aggregate borrowings outstanding under the Amended 2016 Revolving Credit Facility. As of December 31, 2020, Products Corporation had $86.3 million in borrowings outstanding under the 2018 Foreign Asset-Based Term Facility. After a partial repayment in May 2020, $54.5 million remained outstanding under the 2018 Foreign Asset-Based Term Facility as of June 30, 2020. While the Amended 2016 Revolving Credit Facility provides for up to $400.0 million of commitments, the Company’s ability to borrow funds under such facility is limited by a borrowing base determined relative to the value, from time-to-time, of certain eligible assets.

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

REVLON, INC. AND SUBSIDIARIES

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

At June 30, 2020, the Company had a liquidity position of $415.7 million, consisting of: (i) $338.5 million of unrestricted cash and cash equivalents (with approximately $62.1 million held outside the U.S.); (ii) $50.7 million in available borrowing capacity under Products Corporation's Amended 2016 Revolving Credit Facility (which had $249.5 million drawn at such date); (iii) $30 million in available borrowing capacity under the Amended 2019 Senior Line of Credit Facility, which had no borrowings at such date; and less (iv) approximately $3.5 million of outstanding checks. See “Recent Debt Transactions” in Item 7. “Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

A substantial portion of Products Corporation's indebtedness is subject to floating interest rates and the potential discontinuation or replacement of LIBOR could result in an increase to our interest expense.

A substantial portion of the Products Corporation's indebtedness is subject to floating interest rates, which makes the Company more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates or a downturn in the Company’s business. As of June 30, 2020, $2,949.2 million of Products Corporation’s total indebtedness, or approximately 78% of its total indebtedness, was subject to floating interest rates.

In July 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is unclear whether or not LIBOR will cease to exist at that time (and if so, what reference rate will replace it) or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Certain of Products Corporation’s financing agreements, including its 2016 Term Loan Facility, the Amended 2016 Revolving Credit Facility and the 2020 BrandCo Facilities are made at variable rates that use LIBOR as a benchmark for establishing the applicable interest rate. While the 2016 Credit Agreements contain limited “fallback” provisions providing for comparable or successor rates in the event LIBOR is unavailable, these provisions may not adequately address the actual changes to LIBOR or its successor rates. For example, if future rates based upon the successor reference rate (or a new method of calculating LIBOR) are higher than LIBOR rates as currently determined, it may have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows. On the other hand, if future rates based upon the successor reference rate (or a new method of calculating LIBOR) are lower than LIBOR rates as currently determined, the lenders under such credit agreements may seek amendments to increase the applicable interest rate margins or invoke their right to require the use of the alternate base rate in place of LIBOR, which could result in an increase to our interest expense as discussed below. By contrast, the 2020 BrandCo Credit Agreement contains provisions governing the selection and adjustment of replacement reference rates. More generally, a phase-out of LIBOR could cause market volatility or disruption and may adversely affect our access to the capital markets and cost of funding, which would have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.

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

As of June 30, 2020, the entire $924.8 million in aggregate principal amount outstanding under the 2016 Term Loan Facility bore interest, at Product Corporation’s option, at a rate per annum of LIBOR (which has a floor of 0.75%) plus a margin of 3.5% or an alternate base rate plus a margin of 2.5%, payable quarterly, at a minimum. At June 30, 2020, LIBOR and the alternate base rate for the 2016 Term Loan Facility were 0.75% and 3.25%, respectively. As of June 30, 2020, $249.5 million in aggregate principal amount outstanding under Tranche A of the Amended 2016 Revolving Credit Facility bore interest, at Products Corporation’s option, at a rate per annum equal to either: (i) the alternate base rate plus an applicable margin equal to 0.25%, 0.50% or 0.75%, depending on the average excess availability (based on the borrowing base as most

REVLON, INC. AND SUBSIDIARIES

recently reported by Products Corporation to the administrative agent from time-to-time); or (ii) the Eurocurrency rate plus an applicable margin equal to 1.25%, 1.5% or 1.75%, depending on the average excess availability (based on the borrowing base as most recently reported by Products Corporation to the administrative agent from time-to-time). Under the Amended 2016 Revolving Credit Facility, the applicable margin increases as average excess availability thereunder decreases. Under the 2018 Foreign Asset-Based Term Facility, which had $54.5 million in aggregate principal amount outstanding as of June 30, 2020, interest accrues on borrowings at a rate per annum equal to the EURIBOR rate plus a 6.50% applicable margin. Interest accrues on the 2020 BrandCo Term Loan Facility (as hereinafter defined) at a rate per annum equal to (i) 2.00%, payable in kind, plus (ii) LIBOR (which has a floor of 1.50%) plus a margin of 10.5%. Interest accrues on the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility (each as hereinafter defined) at a rate per annum of LIBOR (which has a floor of 0.75%) plus a margin of 3.5%. See “Recent Debt Transactions” in Item 7. “Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

If any of LIBOR (or its successor rate), the prime rate or the federal funds effective rate increases, Products Corporation’s debt service costs will increase to the extent that Products Corporation has elected such rates for its outstanding loans. Based on the amounts outstanding under the 2016 Senior Credit Facilities, the 2018 Foreign Asset-Based Term Facility, the 2020 BrandCo Facilities and other short-term borrowings (which, in the aggregate, are Products Corporation’s only debt currently subject to floating interest rates) as of June 30, 2020, a 1% increase in LIBOR (or an equivalent successor rate) would increase the Company’s annual interest expense by $30.0 million. Based on the same amounts outstanding, a change from LIBOR to the alternate base rate in the case of the 2016 Credit Agreements would increase the Company’s annual interest expense by $15.3 million. Increased debt service costs would adversely affect the Company’s cash flows and could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

The Company's ability to service its debt and meet its cash requirements depends on many factors, including achieving anticipated levels of revenue and expenses. If such revenue or expense levels prove to be other than as anticipated, the Company may be unable to meet its cash requirements or Products Corporation may be unable to meet the requirements of the 2016 Credit Agreements, 2018 Foreign Asset-Based Term Loan Agreement, 2020 BrandCo Credit Agreement and/or Amended 2019 Senior Line of Credit Agreement, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

The Company currently expects that operating revenues, cash on hand, and funds that may be available for borrowing under the Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility and other permissible borrowings will be sufficient to enable the Company to cover its operating expenses for 2020, including: cash requirements for the payment of expenses in connection with executing the Company's business initiatives and its advertising, promotional, pricing and/or marketing plans; purchases of permanent wall displays; capital expenditure requirements; debt service payments and costs; cash tax payments; pension and other post-retirement plan contributions; payments in connection with the Company's restructuring programs (including, without limitation, the EA Integration Restructuring Program, the 2018 Optimization Program and the Revlon 2020 Restructuring Program); severance not otherwise included in the Company's restructuring programs; business and/or brand acquisitions (including, without limitation, through licensing transactions), if any; debt and/or equity repurchases, if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting and/or entering certain territories and/or channels of trade. See “Recent Debt Transactions” in Item 7. “Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

However, if the Company's anticipated level of revenue is not achieved because of, for example, decreased consumer spending in response to COVID-19 or other weak economic conditions or weakness in the consumption of beauty products in one or more of the Company's segments; adverse changes in tariffs, foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company's competitors and/or decreased performance by third-party suppliers, whether due to shortages of raw materials or otherwise; changes in consumer purchasing habits, including with respect to retailer preferences and/or sales channels, such as due to the consumption declines in core beauty categories in the mass retail channel in North America; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; retail store closures in brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; less than anticipated results from the Company's existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company's expenses, including, without limitation, those for pension expense under its benefit plans, capital expenditures, restructuring and severance costs (including, without limitation, for the EA Integration Restructuring Program, the 2018 Optimization Program and the Revlon 2020 Restructuring Program), acquisition and integration costs, costs related to litigation, advertising, promotional or marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated

REVLON, INC. AND SUBSIDIARIES

level of expenses, the Company's current sources of funds may be insufficient to meet its cash requirements. In addition, such developments, if significant, could reduce the Company's revenues and could have a material adverse effect on Products Corporation's ability to comply with the terms of the 2016 Credit Agreements, 2018 Foreign Asset-Based Term Loan Agreement, 2020 BrandCo Credit Agreement and/or Amended 2019 Senior Line of Credit Agreement (See also Item 1A. Risk Factors - "Restrictions and covenants in Products Corporation’s various debt instruments limit its ability to take certain actions and impose consequences in the event of failure to comply," which discusses, among other things, the consequences of noncompliance with Products Corporation's debt covenants).

If the Company's operating revenues, cash on hand and/or funds that may be available for borrowing are insufficient to cover the Company's expenses and/or are insufficient to enable Products Corporation to comply with the requirements of the 2016 Credit Agreements, 2018 Foreign Asset-Based Term Loan Agreement, 2020 BrandCo Credit Agreement and/or Amended 2019 Senior Line of Credit Agreement, the Company could be required to adopt one or more of the alternatives listed below:
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

Such actions, if ever taken, may not enable the Company to satisfy its cash requirements or enable Products Corporation to comply with the terms of the 2016 Credit Agreements, 2018 Foreign Asset-Based Term Loan Agreement and/or 2020 BrandCo Credit Agreement if the actions do not result in sufficient cost reductions or generate a sufficient amount of additional capital, as the case may be. (See also Item 1A. Risk Factors - "Restrictions and covenants in Products Corporation’s various debt instruments limit its ability to take certain actions and impose consequences in the event of failure to comply," which discusses, among other things, the consequences of noncompliance with Products Corporation's debt covenants).

If the Company is unable to maintain sufficient cash balances, or otherwise obtain sufficient financing, for the repayment in full of its 5.75% Senior Notes due 2021, certain of its credit facilities will be subject to an Accelerated Maturity Event which could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

The 5.75% Senior Notes are due on February 15, 2021. If Products Corporation is unable to repay or refinance the 5.75% Senior Notes in full prior to November 16, 2020 (91 days before they are due) (the "Accelerated Maturity Date"), then, subject to (other than in the case of the 2018 Foreign Asset-Based Term Facility, as amended in May 2020) certain minimum liquidity-related exceptions, the 2016 Term Loan Facility, Tranche A of the Amended 2016 Revolving Credit Facility and the 2018 Foreign Asset-Based Term Facility will become due on the Accelerated Maturity Date (an "Accelerated Maturity Event"). As of June 30, 2020, the aggregate principal amount of indebtedness outstanding under the 5.75% Senior Notes, the 2016 Term Loan Facility, Tranche A of the Amended 2016 Revolving Credit Facility and the 2018 Foreign Asset-Based Term Facility was $387.2 million, $924.8 million, $249.5 million and $54.5 million, respectively.

On May 7, 2020, Products Corporation entered into the 2020 BrandCo Credit Agreement and consummated the other 2020 Refinancing Transactions (each as hereinafter defined). The proceeds of the $880.0 million aggregate principal amount 2020 BrandCo Term Loan Facility, after the repayment in full of the 2019 Term Loan Facility and the 2020 Incremental Facility (as hereinafter defined) and payment of related fees and expenses, are available for general corporate purposes, including to refinance the 5.75% Senior Notes. See "Recent Debt Transactions" in Item 7. "Combined Management's Discussion and

REVLON, INC. AND SUBSIDIARIES

Analysis of Financial Condition and Results of Operations." If for any reason the Company fails to maintain sufficient cash balances to refinance the 5.75% Senior Notes from the proceeds of the 2020 BrandCo Term Loan Facility or otherwise, the Company will need to obtain sufficient alternative funding (whether from borrowed funds or from the proceeds of asset sales) or amend or obtain a waiver from the lenders under the 2016 Term Loan Facility, Tranche A of the Amended 2016 Revolving Credit Facility and the 2018 Foreign Asset-Based Term Facility. There can be no assurance that the Company will be able to obtain any such financing or amendment or waiver on favorable terms or at all. If an Accelerated Maturity Event were to occur, it could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows. For a discussion of factors affecting Products Corporation's ability to repay or refinance indebtedness by maturity and the consequences of its inability to do so, see Item 1A. Risk Factors – “Products Corporation’s ability to pay the principal amount of its indebtedness depends on many factors.”

Shares of Revlon Class A Common Stock and Products Corporation's capital stock are pledged to secure various of Revlon's and/or other of the Company's affiliates’ obligations and foreclosure upon these shares or dispositions of shares could result in the acceleration of debt under Products Corporation's 2016 Senior Credit Facilities, 2018 Foreign Asset-Based Term Facility, 2020 BrandCo Facilities, Amended 2019 Senior Line of Credit Facility and/or its Senior Notes and could have other consequences.

All of Products Corporation's shares of common stock are pledged to secure Revlon’s guarantee under the 2016 Senior Credit Facilities and the 2020 BrandCo Facilities. MacAndrews & Forbes has advised the Company that it has pledged shares of Revlon’s Class A Common Stock to secure certain obligations of MacAndrews & Forbes. Additional shares of Revlon and shares of common stock of intermediate holding companies between Revlon and MacAndrews & Forbes may from time-to-time be pledged to secure obligations of MacAndrews & Forbes. A default under any of these obligations that are secured by the pledged shares could cause a foreclosure with respect to such shares of Revlon's Class A Common Stock, Products Corporation's common stock or stock of intermediate holding companies between Revlon and MacAndrews & Forbes.

A foreclosure upon any such shares of common stock or dispositions of shares of Revlon’s Class A Common Stock, Products Corporation's common stock or stock of intermediate holding companies between Revlon and MacAndrews & Forbes that are beneficially owned by MacAndrews & Forbes could, in a sufficient amount, constitute a "change of control" under Products Corporation’s 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement, the 2020 BrandCo Credit Agreement and the Senior Notes Indentures. A change of control constitutes an event of default under the 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement and the 2020 BrandCo Credit Agreement that would permit Products Corporation's and its subsidiaries' lenders to accelerate amounts outstanding under such facilities. In addition, holders of the Senior Notes may require Products Corporation to repurchase their respective notes under those circumstances.

Products Corporation may not have sufficient funds at the time of any such change of control to repay in full or in part the borrowings under the 2016 Senior Credit Facilities, the 2018 Foreign Asset-Based Term Facility, the 2020 BrandCo Facilities and the Amended 2019 Senior Line of Credit Facility (as a result of its cross-default provisions) and/or to repurchase or redeem some or all of the Senior Notes. (See also Item 1A. Risk Factors - "The Company's ability to service its debt and meet its cash requirements depends on many factors, including achieving anticipated levels of revenue and expenses. If such revenue or expense levels prove to be other than as anticipated, the Company may be unable to meet its cash requirements or Products Corporation may be unable to meet the requirements of the 2016 Credit Agreements, 2018 Foreign Asset-Based Term Loan Agreement, 2020 BrandCo Credit Agreement and/or Amended 2019 Senior Line of Credit Agreement, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows."

The ongoing COVID-19 pandemic has resulted in significantly decreased net sales for the Company and has had, and could continue to have, a significant adverse effect on the Company's business, results of operations, financial condition and/or cash flows.

The ongoing COVID-19 pandemic has had a significant adverse effect on the Company’s business around the globe, which could continue for the foreseeable future. After China began reporting on the spread of the COVID-19 coronavirus in early 2020, there have been approximately 15 million cases of the COVID-19 coronavirus globally and it has contributed to over a half a million deaths worldwide, according to data from the World Health Organization. The COVID-19 pandemic has adversely impacted net sales in all major commercial regions that are important to the Company’s business. COVID-19’s adverse impact on the global economy has contributed to significant and extended quarantines, stay-at-home orders and other social distancing measures; closures and bankruptcies of retailers, beauty salons, spas, offices and manufacturing facilities; increased levels of unemployment; travel and transportation restrictions leading to declines in consumer traffic in key shopping and tourist areas around the globe; and import and export restrictions. These adverse economic conditions have resulted in the

REVLON, INC. AND SUBSIDIARIES

general slowdown of the global economy, in turn contributing to a significant decline in net sales within each of the Company’s reporting segments and regions.
COVID-19 contributed an estimated $214 million ($217 million XFX), to the Company's $222.6 million decline in net sales for the three months ended June 30, 2020, compared to the prior year quarter, and an estimated $268 million ($272 million XFX) to the Company's $322.8 decline in net sales for the six months ended June 30, 2020, compared to the prior year period. These declines were partially offset by increased net sales of Revlon beauty tools, Revlon hair color products and Elizabeth Arden skincare and fragrances in certain markets, as well as continued strong growth in the Company's e-commerce net sales.

In April 2020, the Company took several cost reduction measures designed to mitigate the adverse impact of COVID-19 on the Company’s net sales, including, without limitation: (i) reducing brand support, as a result of the abrupt decline in retail store traffic; (ii) continuing to monitor the Company’s sales and order flow and periodically scaling down operations and cancelling promotional programs; and (iii) closely managing cash flow and liquidity and prioritizing cash to minimize COVID-19’s impact on the Company’s production capabilities. In April 2020, the Company also implemented various organizational interim measures designed to reduce costs in response to COVID-19, including, without limitation: (i) switching to a reduced work week in the U.S. and in the Company's international locations and reducing executive and employee compensation in the range of 20% to 40%; (ii) furloughing approximately 40% of the Company’s U.S.-based office-based employees and 30% factory-based employees, as well as employees in a majority of the Company's other locations; (iii) suspending the Company’s 2020 merit base salary increases, discretionary profit sharing contributions and matching contributions to the Company’s 401(k) plan; (iv) reducing Board and committee compensation by 50% and eliminating Board and committee meeting fees; and (v) suspending or terminating services and payments under consulting agreements with certain directors. With these measures, including the Revlon 2020 Restructuring Program, the Company achieved cost reductions of approximately $105 million and $153 million during the three and six months ended June 30, 2020, respectively, that have substantially offset the impact of the decline in the Company's net sales over such period. However, with the ongoing COVID-19 pandemic, these mitigation actions may not prove to be effective in insulating the Company from any further damaging economic impact of this pandemic.
The ongoing COVID-19 pandemic has caused the Company and various of its key third party suppliers to temporarily close one or more of their manufacturing facilities. While these closures have not yet had an adverse impact on the Company’s ability to operate and fulfill orders, if the COVID-19 restrictions continue for a period longer than the period for the re-opening of retailers, such restrictions could lead to a shortage of raw materials, components and finished products, which in turn could cause the Company to be unable to ship products to retailers and consumers and continue to adversely impact the Company’s net sales. The continuation of any of the foregoing events or other unforeseen consequences of the COVID-19 pandemic would continue to significantly adversely affect the Company’s business, results of operations, financial condition and cash flows.
In addition to the other information in this report, investors should consider carefully the risk factors discussed in Part I, Item 1A. "Risk Factors" in the Company's 2019 Form 10-K.

Item 5. Other Information

Exchange Offer

On July 27, 2020, Products Corporation commenced an offer to exchange (the “Exchange Offer”) any and all of its $387.2 million aggregate principal amount of outstanding 5.75% Senior Notes due 2021 (the “Existing Notes”) for a combination of 5.75% Senior Notes due February 15, 2024 (the “New Notes”) and an Early Tender/Consent Fee, payable in cash, upon the terms and conditions set forth in the confidential Offering Memorandum and Consent Solicitation Statement (the “Offering Memorandum”) dated July 27, 2020. The New Notes will be senior unsecured notes with terms substantially the same as those of the Existing Notes, with certain adjustments specified in the Offering Memorandum. Concurrently with the Exchange Offer, the Company is soliciting consents (the “Consent Solicitation”) to eliminate substantially all of the restrictive covenants and certain events of default with respect to the Existing Notes.

Unless earlier terminated or extended, the Exchange Offer will expire at 11:59 p.m. E.D.T. on August 21, 2020. For each $1,000 principal amount of Existing Notes tendered into the Exchange Offer and Consent Solicitation prior to the early tender deadline of 5:00 p.m. E.D.T. on August 7, 2020, holders of Existing Notes will receive $750 principal amount of New Notes and $50 of cash as an early tender/consent fee. Holders who tender their Existing Notes after the early tender deadline will receive only $750 principal amount of New Notes for each $1,000 principal amount of Existing Notes tendered.

The Exchange Offer and Consent Solicitation are subject to the following conditions precedent: (i) the valid tender without valid withdrawal of not less than 95% of the aggregate outstanding principal amount of Existing Notes (and the provision of the related Consents for such tendered Existing Notes); (ii) the receipt of all necessary consents from the lenders

REVLON, INC. AND SUBSIDIARIES

under the Company’s term and revolving credit agreements required in order to consummate the Exchange Offer and Consent Solicitation; (iii) the receipt of requisite consents in the Consent Solicitation; and (iv) various other customary conditions precedent. The conditions precedent are for the sole benefit of the Company and may be amended or waived, in whole or in part, at any time, in the sole and absolute discretion of the Company, subject to applicable law.

REVLON, INC. AND SUBSIDIARIES

Item 6. Exhibits

4.	Instruments Defining the Rights of Security Holders, including Indentures.
4.1
Amendment No. 1, dated as of May 7, 2020, to the Term Credit Agreement, dated as of September 7, 2016 by and among Products Corporation, Revlon, certain lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 4.1 to Revlon's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020, filed with the SEC on August 6, 2020 (the "Revlon Q2 2020 Form 10-Q")).

4.2
Amendment No. 4, dated as of May 7, 2020, to the Asset-Based Revolving Credit Agreement, dated as of September 7, 2016 (as amended), by and among Products Corporation, Revlon, certain lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 4.2 to the Revlon Q2 2020 Form 10-Q).

4.3
BrandCo Credit Agreement, dated as of May 7, 2020, by and among Products Corporation, Revlon (solely for the purposes set forth therein), certain lenders party thereto and Jefferies Finance LLC ("Jefferies"), as administrative agent and each collateral agent (incorporated by reference to Exhibit 4.3 to the Revlon Q2 2020 Form 10-Q).

4.4
Term Loan Guarantee and Collateral Agreement, dated as of May 7, 2020, made by each of the signatories thereto in favor of Jefferies, as pari passu collateral agent (incorporated by reference to Exhibit 4.4 to the Revlon Q2 2020 Form 10-Q).

4.5
Holdings Term Loan Guarantee and Pledge Agreement, dated as of May 7, 2020, made by Revlon in favor of Jefferies, as pari passu collateral agent (incorporated by reference to Exhibit 4.5 to the Revlon Q2 2020 Form 10-Q).

4.6
First Lien BrandCo Stock Pledge Agreement, dated as of May 7, 2020, by and among Products Corporation, certain subsidiaries of Products Corporation party thereto from time to time, and Jefferies, as first lien collateral agent (incorporated by reference to Exhibit 4.6 to the Revlon Q2 2020 Form 10-Q).

4.7
First Lien Pari Passu Intercreditor Agreement, dated as of May 7, 2020, by and among Revlon, Products Corporation, certain subsidiaries of Products Corporation party thereto from time to time, Jefferies, as administrative agent and collateral agent, and Citibank, N.A (incorporated by reference to Exhibit 4.7 to the Revlon Q2 2020 Form 10-Q).

4.8
Second Lien BrandCo Stock Pledge Agreement, dated as of May 7, 2020, by and among Products Corporation, certain subsidiaries of Products Corporation party thereto from time to time, and Jefferies, as second lien collateral agent (incorporated by reference to Exhibit 4.8 to the Revlon Q2 2020 Form 10-Q).

4.9
BrandCo First Lien Guarantee and Security Agreement, dated as of May 7, 2020, made by each of the signatories thereto in favor of Jefferies, as administrative agent and first lien collateral agent (incorporated by reference to Exhibit 4.9 to the Revlon Q2 2020 Form 10-Q).

4.10
Third Lien BrandCo Stock Pledge Agreement, dated as of May 7, 2020, by and among Products Corporation, certain subsidiaries of Products Corporation party thereto from time to time, and Jefferies, as third lien collateral agent (incorporated by reference to Exhibit 4.10 to the Revlon Q2 2020 Form 10-Q).

4.11
BrandCo Second Lien Guarantee and Security Agreement, dated as of May 7, 2020, made by each of the signatories thereto in favor of Jefferies, as administrative agent and second lien collateral agent (incorporated by reference to Exhibit 4.11 to the Revlon Q2 2020 Form 10-Q).

4.12
BrandCo Third Lien Guarantee and Security Agreement, dated as of May 7, 2020, made by each of the signatories thereto in favor of Jefferies, as administrative agent and collateral agent (incorporated by reference to Exhibit 4.12 to the Revlon Q2 2020 Form 10-Q).

4.13
First Lien/Second Lien/Third Lien Intercreditor Agreement, dated as of May 7, 2020, by and among Revlon, Products Corporation, certain subsidiaries of Products Corporation party thereto from time to time, and Jefferies, as administrative agent and each collateral agent (incorporated by reference to Exhibit 4.13 to the Revlon Q2 2020 Form 10-Q).

4.14
Amended and Restated Intellectual Property License Agreement, dated as of May 7, 2020, by and between Beautyge II, LLC and Products Corporation (incorporated by reference to Exhibit 4.14 to the Revlon Q2 2020 Form 10-Q).

4.15
Intellectual Property License Agreement, dated as of May 7, 2020, by and between BrandCo Elizabeth Arden 2020 LLC and Products Corporation (incorporated by reference to Exhibit 4.15 to the Revlon Q2 2020 Form 10-Q).

4.16
Intellectual Property License Agreement, dated as of May 7, 2020, by and between BrandCo Mitchum 2020 LLC and Products Corporation (incorporated by reference to Exhibit 4.16 to the Revlon Q2 2020 Form 10-Q).

REVLON, INC. AND SUBSIDIARIES

4.17
Intellectual Property License Agreement, dated as of May 7, 2020, by and between BrandCo Multicultural Group 2020 LLC and Products Corporation (incorporated by reference to Exhibit 4.17 to the Revlon Q2 2020 Form 10-Q).

10.	Material Contracts.
10.1
Amendment, dated as of April 10, 2020, to the Amended and Restated Employment Agreement, dated as of November 16, 2018, by and among Revlon, Products Corporation and Debra Perelman (incorporated by reference to Exhibit 10.2 to Revlon, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2020).

*31.1	Certification of Debra Perelman, Chief Executive Officer, dated August 6, 2020, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Victoria Dolan, Chief Financial Officer, dated August 6, 2020, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
**32.1	Certification of Debra Perelman, Chief Executive Officer, dated August 6, 2020, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Victoria Dolan, Chief Financial Officer, dated August 6, 2020, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document
*101.SCH	Inline XBRL Taxonomy Extension Schema
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
*104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101
*Filed herewith.
**Furnished herewith.

S I G N A T U R E S
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2020

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