Form 10-Q
period 2020-09-30
REVLON CONSUMER PRODUCTS CORP
filed 2020-11-13
CIK 890547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act).

Revlon, Inc.	Yes	☐	No ☒
Revlon Consumer Products Corporation	Yes	☐	No ☒

Number of shares of common stock outstanding as of September 30, 2020:

Revlon, Inc. Class A Common Stock:	53,330,303
Revlon Consumer Products Corporation Common Stock:	5,260

At such date, (i) 46,223,321 shares of Revlon, Inc. Class A Common Stock were beneficially owned by MacAndrews & Forbes Incorporated and certain of its affiliates; and (ii) all shares of Revlon Consumer Products Corporation ("Products Corporation") Common Stock were held by Revlon, Inc.

Products Corporation meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q as, among other things, all of Products Corporation's equity securities are owned directly by Revlon, Inc., which is a reporting company under the Securities Exchange Act of 1934, as amended, and which filed with the SEC on November 13, 2020 all of the material required to be filed pursuant to Section 13, 14 or 15(d) thereof. Products Corporation is therefore filing this Form 10-Q with a reduced disclosure format applicable to Products Corporation.

2

REVLON, INC. AND SUBSIDIARIES

REVLON, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$268.3	$104.3
Trade receivables, less allowance for doubtful accounts of $12.4 and $11.4 as of September 30, 2020 and December 31, 2019, respectively	340.8	423.4
Inventories, net	525.5	448.4
Prepaid expenses and other assets	140.8	135.3
Total current assets	1,275.4	1,111.4
Property, plant and equipment, net of accumulated depreciation of $530.3 and $488.1 as of September 30, 2020 and December 31, 2019, respectively	355.8	408.6
Deferred income taxes	230.5	175.1
Goodwill	563.2	673.7
Intangible assets, net of accumulated amortization and impairment of $286.7 and $226.4 as of September 30, 2020 and December 31, 2019, respectively	435.9	490.7
Other assets	112.5	121.1
Total assets	$2,973.3	$2,980.6

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Short-term borrowings	$2.0	$2.2
Current portion of long-term debt	704.5	288.0
Accounts payable	219.9	251.8
Accrued expenses and other current liabilities	387.9	414.9
Total current liabilities	1,314.3	956.9
Long-term debt	2,926.5	2,906.2
Long-term pension and other post-retirement plan liabilities	166.7	181.2
Other long-term liabilities	148.7	157.5
Stockholders’ deficiency:
Class A Common Stock, par value $0.01 per share: 900,000,000 shares authorized; 57,674,817 and 56,470,490 shares issued as of September 30, 2020 and December 31, 2019, respectively	0.5	0.5
Additional paid-in capital	1,080.5	1,071.9
Treasury stock, at cost: 1,771,032 and 1,625,580 shares of Class A Common Stock as of September 30, 2020 and December 31, 2019, respectively	(35.2)	(33.5)
Accumulated deficit	(2,397.9)	(2,012.7)
Accumulated other comprehensive loss	(230.8)	(247.4)
Total stockholders’ deficiency	(1,582.9)	(1,221.2)
Total liabilities and stockholders’ deficiency	$2,973.3	$2,980.6

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net sales	$477.1	$596.8	$1,277.7	$1,720.2
Cost of sales	234.3	269.0	600.7	750.7
Gross profit	242.8	327.8	677.0	969.5
Selling, general and administrative expenses	253.4	308.1	739.1	973.2
Acquisition, integration and divestiture costs	0.9	0.1	4.2	0.7
Restructuring charges and other, net	(0.7)	2.9	44.8	11.6
Impairment charges	—	—	144.1	—
Gain on divested assets	(1.1)	—	(0.5)	—
Operating (loss) income	(9.7)	16.7	(254.7)	(16.0)
Other expenses:
Interest expense, net	68.7	50.2	178.0	145.7
Amortization of debt issuance costs	7.8	3.7	17.8	10.4
Gain on early extinguishment of debt	(31.2)	—	(43.1)	—
Foreign currency (gains) losses, net	(9.8)	7.6	9.1	9.0
Miscellaneous, net	(2.6)	1.7	13.9	7.6
Other expenses	32.9	63.2	175.7	172.7
Loss from continuing operations before income taxes	(42.6)	(46.5)	(430.4)	(188.7)
Provision for (benefit from) income taxes	1.9	(2.1)	(45.2)	(3.2)
Loss from continuing operations, net of taxes	(44.5)	(44.4)	(385.2)	(185.5)
(Loss) income from discontinued operations, net of taxes	—	(0.3)	—	2.0
Net loss	$(44.5)	$(44.7)	$(385.2)	$(183.5)
Other comprehensive income (loss):
Foreign currency translation adjustments	2.2	(1.8)	7.3	(0.5)
Amortization of pension related costs, net of tax(a)(b)	2.8	2.3	9.3	7.2
Other comprehensive income, net	5.0	0.5	16.6	6.7
Total comprehensive loss	$(39.5)	$(44.2)	$(368.6)	$(176.8)
Basic and Diluted (loss) earnings per common share:
Continuing operations	$(0.83)	$(0.84)	$(7.22)	$(3.50)
Discontinued operations	—	—	—	0.04
Net loss	$(0.83)	$(0.84)	$(7.22)	$(3.46)
Weighted average number of common shares outstanding:
Basic	53,476,354	53,129,004	53,371,986	53,057,154
Diluted	53,476,354	53,129,004	53,371,986	53,057,154

(a) Net of a $0.5 million tax expense and $0.3 million of tax expense for the three months ended September 30, 2020 and 2019, respectively, and net of a $0.7 million tax benefit and $0.9 million of tax expense for the nine months ended September 30, 2020 and 2019, respectively.
(b) This amount is included in the computation of net periodic benefit costs (income). See Note 10, "Pension and Post-Retirement Benefits," for additional information regarding net periodic benefit costs (income).

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(dollars in millions, except share and per share amounts)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficiency

Balance, January 1, 2020	$0.5	$1,071.9	$(33.5)	$(2,012.7)	$(247.4)	$(1,221.2)
Treasury stock acquired, at cost (a)	—	—	(0.4)	—	—	(0.4)
Stock-based compensation amortization	—	2.4	—	—	—	2.4
Net loss	—	—	—	(213.9)	—	(213.9)
Other comprehensive (loss) income, net (b)	—	—	—	—	(2.7)	(2.7)
Balance, March 31, 2020	0.5	1,074.3	(33.9)	(2,226.6)	(250.1)	(1,435.8)
Treasury stock acquired, at cost (a)	—	—	(1.3)	—	—	(1.3)
Stock-based compensation amortization	—	1.1	—	—	—	1.1
Net loss	—	—	—	(126.8)	—	(126.8)
Other comprehensive (loss) income, net (b)	—	—	—	—	14.3	14.3
Balance, June 30, 2020	0.5	1,075.4	(35.2)	(2,353.4)	(235.8)	(1,548.5)
Treasury stock acquired, at cost (a)	—	—	—	—	—	—
Stock-based compensation amortization	—	5.1	—	—	—	5.1
Net loss	—	—	—	(44.5)	—	(44.5)
Other comprehensive (loss) income, net (b)	—	—	—	—	5.0	5.0
Balance, September 30, 2020	$0.5	$1,080.5	$(35.2)	$(2,397.9)	$(230.8)	$(1,582.9)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficiency
Balance, January 1, 2019	$0.5	$1,063.8	$(31.9)	$(1,855.0)	$(234.2)	$(1,056.8)
Treasury stock acquired, at cost (a)	—	—	(1.6)	—	—	(1.6)
Stock-based compensation amortization	—	0.4	—	—	—	0.4
Net loss	—	—	—	(75.1)	—	(75.1)
Other comprehensive (loss) income, net (b)	—	—	—	—	0.9	0.9
Balance, March 31, 2019	0.5	1,064.2	(33.5)	(1,930.1)	(233.3)	(1,132.2)
Treasury stock acquired, at cost (a)	—	—	—	—	—	—
Stock-based compensation amortization	—	3.4	—	—	—	3.4
Net loss	—	—	—	(63.7)	—	(63.7)
Other comprehensive (loss) income, net (b)	—	—	—	—	5.3	5.3
Balance, June 30, 2019	$0.5	$1,067.6	$(33.5)	$(1,993.8)	$(228.0)	$(1,187.2)
Treasury stock acquired, at cost (a)	—	—	—	—	—	—
Stock-based compensation amortization	—	3.9	—	—	—	3.9
Net loss	—	—	—	(44.7)	—	(44.7)
Other comprehensive (loss) income, net (b)	—	—	—	—	0.5	0.5
Balance, September 30, 2019	$0.5	$1,071.5	$(33.5)	$(2,038.5)	$(227.5)	$(1,227.5)

(a) Pursuant to the share withholding provisions of the Fourth Amended and Restated Revlon, Inc. Stock Plan (as amended, the "Stock Plan"), the Company withheld an aggregate of 756 and nil shares of Revlon Class A Common Stock during the three months ended September 30, 2020 and 2019, and 127,725 and 85,607 shares of Revlon Class A Common Stock during the nine months ended September 30, 2020 and 2019, respectively, to satisfy certain minimum statutory tax withholding requirements related to the vesting of restricted shares and restricted stock units ("RSUs") for certain senior executives and employees. These withheld shares were recorded as treasury stock using the cost method, at a weighted-average price per share of $8.50 and nil during the three months ended September 30, 2020 and 2019, and $12.99 and $18.86 during the nine months ended September 30, 2020 and 2019, respectively, based on the closing price of Revlon Class A Common Stock as reported on the New York Stock Exchange (the "NYSE") consolidated tape on each respective vesting date, for a total of approximately $6,400 and nil during the three months ended September 30, 2020 and 2019, $1.6 million and $1.6 million during the nine months ended September 30, 2020 and 2019, See Note 11, "Stock Compensation Plan," for details regarding restricted stock awards and RSUs under the Stock Plan.

(b) See Note 13, "Accumulated Other Comprehensive Loss," regarding the changes in the accumulated balances for each component of other comprehensive loss during the nine months ended September 30, 2020 and 2019, respectively.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(385.2)	$(183.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	108.3	124.6
Foreign currency losses from re-measurement	9.1	9.0
Amortization of debt discount	1.3	1.2
Stock-based compensation amortization	8.6	7.7
Impairment charges	144.1	—
Benefit from deferred income taxes	(54.4)	(19.0)
Amortization of debt issuance costs	17.8	10.4
Gain on divested assets	(0.5)	—
Pension and other post-retirement cost	4.2	6.3
Gain on early extinguishment of debt	(43.1)	—
Paid-in-kind interest accrued on the 2020 BrandCo Facilities	6.2	—
Change in assets and liabilities:
Decrease (increase) in trade receivables	78.0	(30.5)
Increase in inventories	(79.4)	(4.9)
Increase in prepaid expenses and other current assets	(1.7)	(5.5)
(Decrease) increase in accounts payable	(27.8)	9.1
Decrease in accrued expenses and other current liabilities	(25.2)	(81.0)
Pension and other post-retirement plan contributions	(7.5)	(7.8)
Purchases of permanent displays	(16.5)	(28.4)
Other, net	6.8	25.5
Net cash used in operating activities	(256.9)	(166.8)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7.4)	(20.0)
Net cash used in investing activities	(7.4)	(20.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(0.7)	(22.4)
Borrowings under the 2020 BrandCo Facilities	880.0	—
Repurchases of the 5.75% Senior Notes	(114.1)	—
Net borrowings under the Amended 2016 Revolving Credit Facility	19.5	13.4
Net borrowings under the 2019 Term Loan Facility (a)	(200.0)	200.0
Repayments under the 2018 Foreign Asset-Based Term Loan	(31.4)	—
Repayments under the 2016 Term Loan Facility	(9.2)	(13.5)
Payment of financing costs	(108.3)	(13.4)
Tax withholdings related to net share settlements of restricted stock and RSUs	(1.6)	(1.6)
Other financing activities	(0.3)	(0.9)
Net cash provided by financing activities	433.9	161.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.4)	(1.4)
Net increase (decrease) in cash, cash equivalents and restricted cash	169.2	(26.6)
Cash, cash equivalents and restricted cash at beginning of period (b)	104.5	87.5
Cash, cash equivalents and restricted cash at end of period (b)	$273.7	$60.9
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$182.2	$157.9
Income taxes, net of refunds	12.6	6.9
Supplemental schedule of non-cash investing and financing activities:
Non-cash roll-up of participating lenders from the 2016 Term Loan Facility to the 2020 BrandCo Facilities	$846.0	$—
Paid-in-kind debt issuance costs capitalized to the 2020 BrandCo Facilities	29.1	—
(a) The Company fully repaid the 2019 Term Loan Facility in May 2020.
(b)These amounts include restricted cash of $5.4 million and $0.2 million as of September 30, 2020 and 2019, respectively. The balance as of September 30, 2020 represents: (i) cash on deposit in lieu of a mandatory prepayment under the 2018 Foreign Asset-Based Term Facility; and (ii) cash on deposit to support outstanding undrawn letters of credit. The balance as of September 30, 2019 represents: (i) cash on deposit in lieu of a mandatory prepayment under the 2018 Foreign Asset-Based Term Facility; and (ii) cash on deposit to support outstanding undrawn letters of credit. These balances were included within prepaid expenses and other current assets and other assets in the Company's Unaudited Consolidated Balance Sheets as of September 30, 2020 and September 30, 2019, respectively.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$268.3	$104.3
Trade receivables, less allowance for doubtful accounts of $12.4 and $11.4 as of September 30, 2020 and December 31, 2019, respectively	340.8	423.4
Inventories, net	525.5	448.4
Prepaid expenses and other assets	136.9	131.4
Receivable from Revlon, Inc.	168.7	161.2
Total current assets	1,440.2	1,268.7
Property, plant and equipment, net of accumulated depreciation of $530.3 and $488.1 as of September 30, 2020 and December 31, 2019, respectively	355.8	408.6
Deferred income taxes	211.9	158.1
Goodwill	563.2	673.7
Intangible assets, net of accumulated amortization and impairment of $286.7 and $226.4 as of September 30, 2020 and December 31, 2019, respectively	435.9	490.7
Other assets	112.5	121.1
Total assets	$3,119.5	$3,120.9
LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current liabilities:
Short-term borrowings	$2.0	$2.2
Current portion of long-term debt	704.5	288.0
Accounts payable	219.9	251.8
Accrued expenses and other current liabilities	390.8	418.2
Total current liabilities	1,317.2	960.2
Long-term debt	2,926.5	2,906.2
Long-term pension and other post-retirement plan liabilities	166.7	181.2
Other long-term liabilities	153.6	162.7
Stockholder's deficiency:
Products Corporation Preferred stock, par value $1.00 per share; 1,000 shares authorized; 546 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	54.6	54.6
Products Corporation Common Stock, par value $1.00 per share; 10,000 shares authorized; 5,260 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	1,005.1	996.5
Accumulated deficit	(2,273.4)	(1,893.1)
Accumulated other comprehensive loss	(230.8)	(247.4)
Total stockholder's deficiency	(1,444.5)	(1,089.4)
Total liabilities and stockholder's deficiency	$3,119.5	$3,120.9

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net sales	$477.1	$596.8	$1,277.7	$1,720.2
Cost of sales	234.3	269.0	600.7	750.7
Gross profit	242.8	327.8	677.0	969.5
Selling, general and administrative expenses	251.4	306.3	733.2	968.1
Acquisition, integration and divestiture costs	0.9	0.1	4.2	0.7
Restructuring charges and other, net	(0.7)	2.9	44.8	11.6
Impairment charges	—	—	144.1	—
Gain on divested assets	(1.1)	—	(0.5)	—
Operating (loss) income	(7.7)	18.5	(248.8)	(10.9)
Other expenses:
Interest expense, net	68.7	50.2	178.0	145.7
Amortization of debt issuance costs	7.8	3.7	17.8	10.4
Gain on early extinguishment of debt	(31.2)	—	(43.1)	—
Foreign currency (gains) losses, net	(9.8)	7.6	9.1	9.0
Miscellaneous, net	(2.6)	1.7	13.9	7.6
Other expenses	32.9	63.2	175.7	172.7
Loss from continuing operations before income taxes	(40.6)	(44.7)	(424.5)	(183.6)
Provision for (benefit from) income taxes	2.3	(1.8)	(44.2)	(2.4)
Loss from continuing operations, net of taxes	(42.9)	(42.9)	(380.3)	(181.2)
(Loss) income from discontinued operations, net of taxes	—	(0.3)	—	2.0
Net loss	$(42.9)	$(43.2)	$(380.3)	$(179.2)
Other comprehensive income (loss):
Foreign currency translation adjustments	2.2	(1.8)	7.3	(0.5)
Amortization of pension related costs, net of tax(a)(b)	2.8	2.3	9.3	7.2
Other comprehensive income, net	5.0	0.5	16.6	6.7
Total comprehensive loss	$(37.9)	$(42.7)	$(363.7)	$(172.5)

(a) Net of a $0.5 million tax expense and $0.3 million of tax expense for the three months ended September 30, 2020 and 2019, respectively, and net of a $0.7 million tax benefit and $0.9 million of tax expense for the nine months ended September 30, 2020 and 2019, respectively.
(b)This amount is included in the computation of net periodic benefit costs (income). See Note 10, "Pension and Post-Retirement Benefits," for additional information regarding net periodic benefit costs (income).

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY
(dollars in millions)

	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholder's Deficiency

Balance, January 1, 2020	$54.6	$996.5	$(1,893.1)	$(247.4)	$(1,089.4)
Stock-based compensation amortization	—	2.4	—	—	2.4
Net loss	—	—	(212.2)	—	(212.2)
Other comprehensive (loss) income, net (a)	—	—	—	(2.7)	(2.7)
Balance, March 31, 2020	54.6	998.9	(2,105.3)	(250.1)	(1,301.9)
Stock-based compensation amortization	—	1.1	—	—	1.1
Net loss	—	—	(125.2)	—	(125.2)
Other comprehensive (loss) income, net (a)	—	—	—	14.3	14.3
Balance, June 30, 2020	54.6	1,000.0	(2,230.5)	(235.8)	(1,411.7)
Stock-based compensation amortization	—	5.1	—	—	5.1
Net loss	—	—	(42.9)	—	(42.9)
Other comprehensive (loss) income, net (a)	—	—	—	5.0	5.0
Balance, September 30, 2020	$54.6	$1,005.1	$(2,273.4)	$(230.8)	$(1,444.5)

	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholder's Deficiency

Balance, January 1, 2019	$54.6	$988.4	$(1,741.9)	$(234.2)	$(933.1)
Stock-based compensation amortization	—	0.4	—	—	0.4
Net loss	—	—	(73.5)	—	(73.5)
Other comprehensive (loss) income, net (a)	—	—	—	0.9	0.9
Balance, March 31, 2019	54.6	988.8	(1,815.4)	(233.3)	(1,005.3)
Stock-based compensation amortization	—	3.4	—	—	3.4
Net loss	—	—	(62.5)	—	(62.5)
Other comprehensive (loss) income, net (a)	—	—	—	5.3	5.3
Balance, June 30, 2019	$54.6	$992.2	$(1,877.9)	$(228.0)	$(1,059.1)
Stock-based compensation amortization	—	3.8	—	—	3.8
Net loss	—	—	(43.2)	—	(43.2)
Other comprehensive (loss) income, net (a)	—	—	—	0.5	0.5
Balance, September 30, 2019	$54.6	$996.0	$(1,921.1)	$(227.5)	$(1,098.0)

(a)See Note 13, "Accumulated Other Comprehensive Loss," regarding the changes in the accumulated balances for each component of other comprehensive loss during the three months ended September 30, 2020 and 2019, respectively.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(380.3)	$(179.2)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	108.3	124.6
Foreign currency losses from re-measurement	9.1	9.0
Amortization of debt discount	1.3	1.2
Stock-based compensation amortization	8.6	7.7
Impairment charges	144.1	—
Benefit from deferred income taxes	(53.1)	(17.8)
Amortization of debt issuance costs	17.8	10.4
Gain on divested assets	(0.5)	—
Pension and other post-retirement cost	4.2	6.3
Gain on early extinguishment of debt	(43.1)	—
Paid-in-kind interest accrued on the 2020 BrandCo Facilities	6.2	—
Change in assets and liabilities:
Decrease (increase) in trade receivables	78.0	(30.5)
Increase in inventories	(79.4)	(4.9)
Increase in prepaid expenses and other current assets	(9.3)	(12.2)
(Decrease) increase in accounts payable	(27.8)	9.1
Decrease in accrued expenses and other current liabilities	(24.3)	(79.8)
Pension and other post-retirement plan contributions	(7.5)	(7.8)
Purchases of permanent displays	(16.5)	(28.4)
Other, net	7.3	25.5
Net cash used in operating activities	(256.9)	(166.8)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7.4)	(20.0)
Net cash used in investing activities	(7.4)	(20.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(0.7)	(22.4)
Borrowings under the 2020 BrandCo Facilities	880.0	—
Repurchases of the 5.75% Senior Notes	(114.1)	—
Net borrowings under the Amended 2016 Revolving Credit Facility	19.5	13.4
Net borrowings under the 2019 Term Loan Facility (a)	(200.0)	200.0
Repayments under the 2018 Foreign Asset-Based Term Loan	(31.4)	—
Repayments under the 2016 Term Loan Facility	(9.2)	(13.5)
Payment of financing costs	(108.3)	(13.4)
Tax withholdings related to net share settlements of restricted stock and RSUs	(1.6)	(1.6)
Other financing activities	(0.3)	(0.9)
Net cash provided by financing activities	433.9	161.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.4)	(1.4)
Net increase (decrease) in cash, cash equivalents and restricted cash	169.2	(26.6)
Cash, cash equivalents and restricted cash at beginning of period (b)	104.5	87.5
Cash, cash equivalents and restricted cash at end of period (b)	$273.7	$60.9
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$182.2	$157.9
Income taxes, net of refunds	12.6	6.9
Supplemental schedule of non-cash investing and financing activities:
Non-cash roll-up of participating lenders from the 2016 Term Loan Facility to the 2020 BrandCo Facilities	$846.0	$—
Paid-in-kind debt issuance costs capitalized to the 2020 BrandCo Facilities	29.1	—
(a) The Company fully repaid the 2019 Term Loan Facility in May 2020.

(b)These amounts include restricted cash of $5.4 million and $0.2 million as of September 30, 2020 and 2019, respectively, The balance as of September 30, 2020 represents: (i) cash on deposit in lieu of a mandatory prepayment under the 2018 Foreign Asset-Based Term Facility; and (ii) cash on deposit to support outstanding undrawn letters of credit. The balance as of September 30, 2019 represents: (i) cash on deposit in lieu of a mandatory prepayment under the 2018 Foreign Asset-Based Term Facility; and (ii) cash on deposit to support outstanding undrawn letters of credit. These balances were included within prepaid expenses and other current assets and other assets in the Company's Unaudited Consolidated Balance Sheets as of September 30, 2020 and September 30, 2019, respectively.

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
Liquidity and Ability to Continue as a Going Concern

The ongoing and prolonged COVID-19 pandemic has continued to adversely impact the Company’s business in the third quarter of 2020 and beyond, as social-distancing restrictions and related actions designed to curb the spread of the virus have remained in place or have been reinstated as the COVID-19 pandemic spikes across the globe. These adverse economic conditions have resulted in the general slowdown of the global economy, in turn contributing to a significant decline in net sales within each of the Company’s reporting segments and regions.

As previously disclosed, on October 23, 2020, Products Corporation commenced an amended exchange offer (as amended, the “Exchange Offer”) to exchange any and all of its outstanding 5.75% Senior Notes due 2021 (the “5.75% Senior Notes”), which closed on November 13, 2020. In the Exchange Offer, for each $1,000 principal amount of 5.75% Senior Notes validly tendered, holders received either, at their option, (i) $275 in cash (plus a $50 early tender/consent fee payable if such 5.75% Senior Notes were tendered at or before 11:59 p.m. New York City time on November 10, 2020 (the “Expiration Time”)), for an aggregate of $325 in cash (the “Cash Consideration”), or (ii) a combination of (1) $200 in cash (plus a $50 early tender/consent fee payable if such 5.75% Senior Notes were tendered at or before the Expiration Time), for an aggregate of $250 in cash, plus, (2) (A) the Per $1,000 Pro Rata Share (as hereinafter defined) of $50 million aggregate principal amount of new 2020 ABL FILO Term Loans (as hereinafter defined) and (B) the Per $1,000 Pro Rata Share of $75 million aggregate principal amount of the New BrandCo Second-Lien Term Loans (the “Mixed Consideration” and such loans, together with the

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

2020 ABL FILO Term Loans, the “New Loans”), if the holder is: (a)(i) a qualified institutional buyer as defined in Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”); (ii) an institutional accredited investor within the meaning of Rule 501(a)(1), (a)(2), (a)(3) or (a)(7) of the Securities Act; or (iii) a person that is not a “U.S. person” within the meaning of Regulation S under the Securities Act, (b) not a natural person and (c) not a “Disqualified Institution” (as defined under the Amended 2016 Revolving Credit Facility and related security documents and intercreditor agreements or the 2020 BrandCo Term Loan Facility and related security documents and intercreditor agreements) (an “Eligible Holder”). The “Per $1,000 Pro Rata Share” is (1) $1,000, divided by (2) the aggregate principal amount of 5.75% Senior Notes tendered for Mixed Consideration by all Eligible Holders and accepted for payment by Products Corporation.

On November 13, 2020, the Company announced that the Exchange Offer was successfully consummated and that Products Corporation had accepted $236 million in aggregate principal amount of 5.75% Senior Notes tendered in the Exchange Offer. Products Corporation used cash on hand to redeem, effective as of November 13, 2020, the remaining $106.8 million in aggregate principal amount of 5.75% Senior Notes pursuant to the terms of the indenture governing the 5.75% Senior Notes. Following the consummation of the Exchange Offer and the satisfaction and discharge of the remaining 5.75% Senior Notes, no 5.75% Senior Notes remained outstanding.

In addition, the Company’s Amended 2016 Revolving Credit Facility matures on September 7, 2021, and the Company is currently in discussions with various lenders to extend such maturity or refinance such facility.

The uncertainty as to Products Corporation’s ability to extend or refinance the Amended 2016 Revolving Credit Facility raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

For more information, please see the risk factors discussed in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.
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

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes," which removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocations, calculating income taxes in interim periods and how a company accounts for future events. This ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This guidance is effective for annual periods beginning after December 15, 2020, with early adoption permitted, including adoption in any interim period. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. After reviewing this ASU, the Company decided that it will adopt this guidance beginning as of January 1, 2021. The Company completed its assessment of the possible effects of this ASU upon its implementation and determined that it is not expected to have significant impacts on the Company’s results of operations, financial condition and/or financial statement disclosures.
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

As a result of the Revlon 2020 Restructuring Program, the Company expects to eliminate approximately 1,000 positions worldwide, including approximately 650 current employees and approximately 350 open positions of which approximately 785 were eliminated by September 30, 2020. In March 2020, the Company began informing certain employees that were affected by the Revlon 2020 Restructuring Program. While certain aspects of the Revlon 2020 Restructuring Program may be subject to consultations with employees, works councils, unions and/or governmental authorities, the Company currently expects to substantially complete the employee-related actions by the end of 2020 and the other consolidation and outsourcing actions during 2021 and 2022.

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

A summary of the 2020 Restructuring Charges incurred since its inception in March 2020 and through September 30, 2020 is presented in the following table:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Other Costs	Total Restructuring Charges	Leases (a)	Other Related Charges (b)	Total Restructuring and Related Charges
Cumulative charges incurred through September 30, 2020	$44.4	$1.2	$45.6	$11.3	$4.3	$61.2
(a) Lease-related charges are recorded within SG&A in the Company’s Unaudited Consolidated Statement of Operations and Comprehensive Loss. These lease-related charges include: (i) $3.5 million for accelerated recognition of rent expense related to certain abandoned leases; (ii) $3.0 million for the disposal of leasehold improvements and other equipment in connection with certain leases; (iii) $3.9 million of rent expense related to the Revlon 2020 Restructuring Program; and (iv) $0.9 million of disposal of leasehold improvements and other equipment in connection with the abandoned leases identified in clause (i) of this footnote (a).
(b) Other related charges are recorded within SG&A and cost of sales in the Company’s Unaudited Consolidated Statement of Operations and Comprehensive Loss.

A summary of the 2020 Restructuring Charges incurred since its inception in March 2020 and through September 30, 2020 by reportable segment is presented in the following table:

Cumulative charges incurred through September 30, 2020
Revlon	$17.9
Elizabeth Arden	10.0
Portfolio	10.6
Fragrances	7.1
Total	$45.6

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

As of September 30, 2020, restructuring and related charges under the 2018 Optimization Program expected to be paid in cash are approximately $32 million of the total $39.6 million of recorded charges, of which $30.3 million were already paid through September 30, 2020, with any residual balance expected to be paid during the remainder of 2020.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

A summary of the 2018 Optimization Restructuring Charges incurred since its inception in November 2018 and through September 30, 2020 is presented in the following table:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits(a)	Other Costs	Total Restructuring Charges	Inventory Adjustments(b)	Other Related Charges(c)	Total Restructuring and Related Charges
Charges incurred through December 31, 2019	$20.3	$0.3	$20.6	$4.9	$14.0	$39.5
Charges incurred during the nine months ended September 30, 2020	(0.6)	—	(0.6)	—	0.7	0.1
Cumulative charges incurred through September 30, 2020	$19.7	$0.3	$20.0	$4.9	$14.7	$39.6
(a) Includes reversal due to true-up of previously-accrued restructuring charges.
(b) Inventory adjustments are recorded within cost of sales in the Company’s Unaudited Consolidated Statement of Operations and Comprehensive Loss.
(c) Other related charges are recorded within SG&A in the Company’s Unaudited Consolidated Statement of Operations and Comprehensive Loss.

A summary of the 2018 Optimization Restructuring Charges incurred since its inception in November 2018 and through September 30, 2020 by reportable segment is presented in the following table:

	Charges incurred during the nine months ended September 30, 2020	Cumulative charges incurred through September 30, 2020
Revlon	$(0.3)	$8.5
Elizabeth Arden	(0.1)	4.2
Portfolio	(0.1)	3.9
Fragrances	(0.1)	3.4
Total	$(0.6)	$20.0

Restructuring Reserve
The liability balance and related activity for each of the Company's restructuring programs are presented in the following table:

				Utilized, Net
	Liability Balance at January 1, 2020	Expense, Net	Foreign Currency Translation	Cash	Non-cash	Liability Balance at September 30, 2020
Revlon 2020 Restructuring Program:
Employee severance and other personnel benefits	$—	$44.4	$—	$(20.3)	$—	$24.1
Other	—	1.2	—	(1.2)	—	—
Total Revlon 2020 Restructuring Program	—	45.6	—	(21.5)	—	24.1

2018 Optimization Program:
Employee severance and other personnel benefits	5.7	(0.6)	—	(3.7)	—	1.4

Other immaterial actions:(a)
Employee severance and other personnel benefits	4.3	(0.2)	0.2	(0.4)	—	3.9
Total restructuring reserve	$10.0	$44.8	$0.2	$(25.6)	$—	$29.4
(a) The balance of other immaterial restructuring initiatives primarily consists of balances outstanding under the EA Integration Restructuring Program implemented by the Company in December 2016, which was completed by December 2018. The reversal of charges and payments made during the nine months ended September 30, 2020 primarily related to other individually and collectively immaterial restructuring initiatives.

As of September 30, 2020 and 2019, all of the restructuring reserve balances were included within accrued expenses and other current liabilities in the Company's Consolidated Balance Sheets.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

3. INVENTORIES

As of September 30, 2020 and December 31, 2019, the Company's net inventory balances consisted of the following:

	September 30,	December 31,
	2020	2019
Finished goods	$402.2	$326.5
Raw materials and supplies	106.8	110.4
Work-in-process	16.5	11.5
	$525.5	$448.4

4. PROPERTY, PLANT AND EQUIPMENT
As of September 30, 2020 and December 31, 2019, the Company's property, plant and equipment balances consisted of the following:

	September 30,	December 31,
	2020	2019
Land and improvements	$11.2	$11.0
Building and improvements	112.6	113.0
Machinery and equipment	295.9	296.0
Office furniture, fixtures and capitalized software	240.2	241.5
Counters and trade fixtures	51.9	52.9
Leasehold improvements	43.8	50.1
Construction-in-progress	7.0	14.0
Right-of-Use assets	123.5	118.2
Property, plant and equipment and Right-of-Use assets, gross	886.1	896.7
Accumulated depreciation and amortization	(530.3)	(488.1)
Property, plant and equipment and Right-of-Use assets, net	$355.8	$408.6

Depreciation and amortization expense on property, plant and equipment and right-of-use assets was $18.3 million and $59.3 million during the three and nine months ended September 30, 2020, respectively, and $19.2 million and $65.2 million during the three and nine months ended September 30, 2019, respectively.

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

In performing its goodwill impairment assessments the Company uses the simplified approach allowed under ASU No. 2017-04, "Simplifying the Test for Goodwill Impairment." Following the results of such assessments, the Company records non-cash impairment charges in the amount by which the carrying value of each reporting unit exceeded its respective fair value, limited to the amount of each reporting unit's goodwill. Impairment charges are included as a separate component of operating income within the "Impairment charges" caption on the face of the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the applicable quarter-to-date and year-to-date periods.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

First and Second Quarter of 2020 Interim Goodwill Assessments

As of March 31, 2020 and June 30, 2020, as a result of COVID-19’s impact on the Company’s operations, the Company determined that indicators of potential impairment existed requiring the Company to perform interim goodwill impairment analyses. These indicators included a deterioration in the general economic conditions, adverse developments in equity and credit markets, deterioration in some of the economic channels in which the Company's operates (especially in the mass retail channel), the recent trading values of the Company's capital stock and the corresponding decline in the Company’s market capitalization and the revision of the Company's internal forecasts as a result of the ongoing and prolonged COVID-19 pandemic. For its first and second quarter of 2020 interim assessments, the Company examined and performed quantitative interim goodwill impairment assessments for all its reporting units, namely: (i) Revlon; (ii) Elizabeth Arden Skin and Color; (iii) Elizabeth Arden Fragrances; (iv) Fragrances; (v) Mass Portfolio; and (vi) Professional Portfolio.

For the first quarter of 2020, as of March 31, 2020:

•The Company determined that it was more likely than not that the fair values of each of its: (i) Revlon; (ii) Elizabeth Arden Skin; and (iii) Color and Fragrances reporting units exceeded their respective carrying amounts for the first quarter of 2020. As of March 31, 2020, prior to the recording of any impairment charges, the Revlon, Elizabeth Arden Skin and Color and Fragrances reporting units had goodwill balances of $264.7 million, $67.4 million and $120.8 million, respectively; and
•The Company also determined that indicators of impairment existed for each of its: (i) Elizabeth Arden Fragrances; (ii) Mass Portfolio; and (iii) Professional Portfolio reporting units. Accordingly, for the three months ended March 31, 2020, the Company recognized a total of $99.8 million of non-cash goodwill impairment charges consisting of: $54.3 million and $19.6 million for the Mass Portfolio and Professional Portfolio reporting units, respectively, within the Company's Portfolio segment and $25.9 million for the Elizabeth Arden Fragrances reporting unit within the Company's Elizabeth Arden segment. Following the recognition of these non-cash goodwill impairment charges, as of March 31, 2020, the Elizabeth Arden Fragrances, Mass Portfolio and Professional Portfolio reporting units had approximately $23.5 million, nil and $97.2 million, respectively, in remaining goodwill.

For the second quarter of 2020, as of June 30, 2020:

•The Company determined that it was more likely than not that the fair values of each of its: (i) Revlon; (ii) Elizabeth Arden Skin and Color; and (iii) Fragrances reporting units exceeded their respective carrying amounts for the second quarter of 2020. As of June 30, 2020, prior to the recording of any impairment charges, the Revlon, Elizabeth Arden Skin and Color and Fragrances reporting units had goodwill balances of $264.9 million, $67.4 million and $120.8 million, respectively; and
•Primarily due to the continued worldwide effects of the ongoing and prolonged COVID-19 pandemic, the Company also determined that indicators of impairment existed for each of its: (i) Elizabeth Arden Fragrances; and (ii) Professional Portfolio reporting units. Accordingly, for the three months ended June 30, 2020, the Company recognized a total of $11.2 million of non-cash goodwill impairment charges consisting of: $9.6 million for the Professional Portfolio reporting unit within the Company's Portfolio segment and $1.6 million for the Elizabeth Arden Fragrances reporting unit within the Company's Elizabeth Arden segment. Following the recognition of these non-cash goodwill impairment charges, as of June 30, 2020, the Elizabeth Arden Fragrances and Professional Portfolio reporting units had approximately $22.0 million and $87.6 million, respectively, in remaining goodwill.

Third Quarter 2020 Interim Goodwill Assessment

As of September 30, 2020, primarily due to the continued worldwide effects of the ongoing and prolonged COVID-19 pandemic, the Company re-assessed whether further indicators of impairment arose during the third quarter of 2020 that might result in additional goodwill impairment charges. For the third quarter of 2020 interim assessment, the Company, in accordance with ASC 350, performed qualitative analyses for its (i) Revlon; (ii) Elizabeth Arden Skin and Color; (iii) Elizabeth Arden Fragrances; (iv) Professional Portfolio; and (v) Fragrances reporting units. As discussed above, the Mass Portfolio reporting unit's goodwill was written down to nil during the first quarter of 2020. In performing its third quarter of 2020 qualitative interim goodwill assessment, the Company considered, among other factors, the financial performance of each of its reporting

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

units, the Company's revised expected future cash flows as affected by the ongoing and prolonged COVID-19 pandemic, as well as the results of the second quarter of 2020 quantitative interim analysis.

For the third quarter of 2020, as of September 30, 2020:

•The Company, in accordance with ASC 350, performed qualitative analyses for its: (i) Revlon; (ii) Elizabeth Arden Skin and Color; (iii) Elizabeth Arden Fragrances; (iv) Professional Portfolio; and (v) Fragrances reporting units; and
•Based upon such assessment, the Company determined that it was more likely than not that the fair value of each of its previously mentioned reporting units exceeded their respective carrying amounts as of September 30, 2020. Consequently, no impairment changes were recognized during the three months ended September 30, 2020.

Total non-cash impairment charges recorded on the Company's goodwill were nil and $111.0 million for the three and nine months ended September 30, 2020. No impairment charges were recognized during the nine months ended September 30, 2019.

Inputs and Assumptions Considerations

The above-mentioned fair values for the first and second quarter of 2020 quantitative interim assessments were primarily determined using a weighted average market and income approach. The income approach requires several assumptions including those regarding future sales growth, EBITDA (earnings before interest, taxes, depreciation and amortization) margins, and capital expenditures, which are the basis for the information used in the discounted cash flow model. The weighted-average cost of capital used in the income approach for the first and second quarter of 2020 quantitative interim assessments ranged from 10.5% to 12.0%, with a perpetual growth rate of 2%. For the market approach, for the first and second quarter of 2020 quantitative interim assessments, the Company considered the market comparable method based upon total enterprise value multiples of other comparable publicly-traded companies.

The key assumptions used to determine the estimated fair value of the reporting units for the first and second quarter of 2020 quantitative interim assessments, as well as for the third quarter of 2020 qualitative interim assessment, included the expected success of the Company's future new product launches, the Company's achievement of its expansion plans, the Company's realization of its cost reduction initiatives and other efficiency efforts, as well as certain assumptions regarding COVID-19's expected impact on the Company. If such plans and assumptions do not materialize as anticipated, or if there are further challenges in the business environment in which the Company's reporting units operate, a resulting change in actual results from the Company's key assumptions could have a negative impact on the estimated fair values of the reporting units, which could require the Company to recognize additional impairment charges in future reporting periods.

The inputs and assumptions utilized in the quarterly interim impairment analyses are classified as Level 3 inputs in the fair value hierarchy as defined in ASC Topic 820, “Fair Value Measurements.”

The following table presents the changes in goodwill by segment for the nine months ended September 30, 2020:

	Revlon	Portfolio	Elizabeth Arden	Fragrances	Total
Balance at January 1, 2020	$264.9	$171.1	$116.9	$120.8	$673.7
Foreign currency translation adjustment	0.3	0.2	—	—	0.5
Goodwill impairment charge	—	(83.5)	(27.5)	—	(111.0)
Balance at September 30, 2020	$265.2	$87.8	$89.4	$120.8	$563.2

Cumulative goodwill impairment charges(a)					$(166.2)
(a) Amount refers to cumulative goodwill impairment charges related to impairments recognized in 2015, 2017, 2018 and 2020; nil and $111.0 million of such impairment charges were recognized during the three and nine months ended September 30, 2020, respectively.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

In connection with recognizing these goodwill impairment charges for the three and nine months ended September 30, 2020, the Company recognized a tax benefit of approximately nil and $8.3 million, respectively, during such periods.
Intangible Assets, Net
Finite-Lived Intangibles
In accordance with ASC Topic 360, and in conjunction with the Company's performance of its interim impairment testing of goodwill for the first, second and third quarters of 2020, the Company reviewed its finite-lived intangible assets for impairment. In performing such review, the Company makes judgments about the recoverability of its purchased finite-lived intangible assets whenever events or changes in circumstances indicate that an impairment to its finite-lived intangible assets may exist. The Company also considers several indicators of impairment, including, among other factors, the following: (i) whether there exists any significant adverse change in the extent or manner in which a long-lived asset and/or asset group is being used; (ii) whether there exists any projection or forecast demonstrating losses associated with the use of a long-lived asset and/or asset group; and (iii) whether there exists a current expectation that, more likely than not, a long-lived asset and/or asset group will be sold or otherwise disposed of significantly before the end of its previously-estimated useful life. The carrying amount of a finite-lived intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the finite-lived intangible asset and/or asset group and the impairment loss is measured as the amount by which the carrying amount of the finite-lived intangible asset exceeds its fair value. No impairment charges were recognized related to the carrying value of any of the Company's finite-lived intangible assets as a result of the first, second and third quarters of 2020 impairment assessments.
Indefinite-Lived Intangibles
In connection with the interim impairment assessment for the first and second quarters of 2020, the Company also quantitatively reviewed indefinite-lived intangible assets, consisting of certain trade names, using March 31, 2020 and June 30, 2020 carrying values, respectively, similar to goodwill, in accordance with ASC Topic 350.

As a result of COVID-19’s impact on the Company’s operations and on the expected future cash flows of certain asset groups, in connection with the Company's quantitative interim assessment of goodwill in the first and second quarters of 2020, the Company performed quantitative interim assessments for its indefinite-lived intangible assets for the same periods, which resulted in the recognition of:
•$24.5 million of total non-cash impairment charges related to certain indefinite-lived intangible assets within the Company's Mass Portfolio, Elizabeth Arden Fragrances and Elizabeth Arden Skin and Color reporting units in the first quarter of 2020; and
•$8.6 million of total non-cash impairment charges related to certain indefinite-lived intangible assets within the Company's Elizabeth Arden Fragrances and Elizabeth Arden Skin and Color reporting units in the second quarter of 2020.

As of September 30, 2020, in accordance with the approach followed for the third quarter interim assessment of goodwill, the Company performed a qualitative assessment of its indefinite-lived intangible assets considering, among other factors, the financial performance of certain asset groups within its reporting units, the Company's revised, expected future cash flows (also as affected by COVID-19), as well as the results of the second quarter of 2020 quantitative interim analysis of indefinite-lived intangibles. No impairment charges were recognized related to the carrying value of any of the Company's indefinite-lived intangible assets as a result of the third quarter of 2020 qualitative interim impairment assessment. Consequently, total non-cash impairment charges recorded on the Company's indefinite-lived intangible assets were nil and $33.1 million for the three and nine months ended September 30, 2020.

Inputs and Assumptions Considerations

The fair values of the Company's intangible assets were determined based on the undiscounted cash flows method for its finite-lived intangibles and based on the relief from royalty method for its indefinite-lived intangibles, respectively. The inputs and assumptions utilized in the impairment analyses are classified as Level 3 inputs in the fair value hierarchy as defined in ASC Topic 820, “Fair Value Measurements.” These impairment charges were included as a separate component of operating income within the "Impairment charges" caption on the face of the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the three and nine months ended September 30, 2020. A summary of such impairment charges by segments is included in the following table:

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Three Months Ended
September 30, 2020
	Revlon	Portfolio	Elizabeth Arden	Fragrances	Total
Indefinite-lived intangible assets	$—	$—	$—	$—	$—
Total Intangibles Impairment	$—	$—	$—	$—	$—

	Nine Months Ended
	September 30, 2020
	Revlon	Portfolio	Elizabeth Arden	Fragrances	Total
Indefinite-lived intangible assets	$—	$(2.5)	$(30.6)	$—	$(33.1)
Total Intangibles Impairment	$—	$(2.5)	$(30.6)	$—	$(33.1)

In connection with recognizing these intangible assets impairment charges for the three and nine months ended September 30, 2020, the Company recognized a tax benefit of approximately nil and $6.9 million, respectively, during such periods.
The following tables present details of the Company's total intangible assets as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Weighted-Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and licenses	$271.3	$(122.7)	$—	$148.6	12
Customer relationships	248.8	(107.4)	—	141.4	11
Patents and internally-developed intellectual property	23.7	(15.2)	—	8.5	5
Distribution rights	31.0	(7.0)	—	24.0	14
Other	1.3	(1.3)	—	—	0
Total finite-lived intangible assets	$576.1	$(253.6)	$—	$322.5

Indefinite-lived intangible assets:
Trade names	$146.5	N/A	$(33.1)	$113.4
Total indefinite-lived intangible assets	$146.5	N/A	$(33.1)	$113.4

Total intangible assets	$722.6	$(253.6)	$(33.1)	$435.9

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Weighted-Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and licenses	$271.2	$(110.9)	$—	$160.3	13
Customer relationships	248.3	(96.5)	—	151.8	11
Patents and internally-developed intellectual property	21.5	(12.1)	—	9.4	5
Distribution rights	31.0	(5.6)	—	25.4	15
Other	1.3	(1.3)	—	—	0
Total finite-lived intangible assets	$573.3	$(226.4)	$—	$346.9

Indefinite-lived intangible assets:
Trade names	$143.8	N/A	$—	$143.8
Total indefinite-lived intangible assets	$143.8	N/A	$—	$143.8

Total intangible assets	$717.1	$(226.4)	$—	$490.7

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Amortization expense for finite-lived intangible assets was $8.3 million in each of the three months ended September 30, 2020 and 2019, and $25.0 million and $31.9 million for the nine months ended September 30, 2020 and 2019, respectively. The variance with the previous comparable nine-month period was attributable primarily to the accelerated amortization of the Pure Ice intangible assets during the quarter ended March 31, 2019 as a result of the revision of the brand’s intangible assets useful lives following the termination of a business relationship with the brand's principal customer.

The following table reflects the estimated future amortization expense for each period presented, a portion of which is subject to exchange rate fluctuations, for the Company's finite-lived intangible assets as of September 30, 2020:

Estimated Amortization Expense
2020	$8.7
2021	33.4
2022	32.4
2023	30.9
2024	27.6
Thereafter	189.5
Total	$322.5

6. ACCRUED EXPENSES AND OTHER

As of September 30, 2020 and December 31, 2019, the Company's accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2020	2019
Sales returns and allowances	$73.9	$89.7
Advertising, marketing and promotional costs	72.9	82.8
Taxes (a)	48.1	54.3
Compensation and related benefits	40.1	42.1
Interest	22.0	34.0
Professional services and insurance	15.0	16.3
Short-term lease liability	19.0	14.5
Freight and distribution costs	3.1	13.2
Restructuring reserve	29.4	10.0
Software	3.1	4.0
Other (b)	61.3	54.0
Total	$387.9	$414.9
(a) Accrued Taxes for Products Corporation as of September 30, 2020 and December 31, 2019 were $51.1 million and $57.6 million, respectively.
(b) Accrued Other as of December 31, 2019 includes approximately $2.3 million of severance to Mr. Fabian Garcia, the Company's former President and Chief Executive Officer, which was paid in 2020.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

7. DEBT

The table below details the Company's debt balances as of September 30, 2020 and December 31, 2019. See also Note 19, "Subsequent Events," for recent debt activity updates.

	September 30,	December 31,
	2020	2019
2020 BrandCo Term Loan Facility due 2025, net of debt issuance costs (see (a) below)	$1,625.2	$—
2019 Term Loan Facility due 2023, net of discounts and debt issuance costs (see (b) below)	—	187.1
2018 Foreign Asset-Based Term Facility due 2021, net of discounts and debt issuance costs (see (c) below)	54.6	82.3
Amended 2016 Revolving Credit Facility due 2021, net of debt issuance costs (see (d) below)	290.2	269.9
2016 Term Loan Facility: 2016 Term Loan due 2023 and 2025, net of discounts and debt issuance costs (see (e) below)	875.2	1,713.6
5.75% Senior Notes due 2021, net of debt issuance costs (see (f) below)	341.7	498.1
6.25% Senior Notes due 2024, net of debt issuance costs (see (g) below)	443.8	442.8
Spanish Government Loan due 2025	0.3	0.4
Debt	$3,631.0	$3,194.2
Less current portion(*)	(704.5)	(288.0)
Long-term debt	$2,926.5	$2,906.2

Short-term borrowings (see (h) below)	$2.0	$2.2
(*) At September 30, 2020, the Company classified $704.5 million as its current portion of long-term debt, comprised primarily of $341.7 million of Products Corporation's 5.75% Senior Notes due February 15, 2021 (the "5.75% Senior Notes"), net of debt issuance costs, $290.2 million of net borrowings under the Amended 2016 Revolving Credit Facility, net of debt issuance costs, $54.6 million of the 2018 Foreign Asset-Based Term Facility due July 9, 2021, net of debt issuance costs and debt discount, $9.2 million of amortization payments on the 2016 Term Loan Facility scheduled to be paid over the next four calendar quarters, and $8.6 million of amortization payments under the 2020 BrandCo Term Loan Facility due within one year. At December 31, 2019, the Company classified $288.0 million as its current portion of long-term debt, comprised primarily of $269.9 million of net borrowings under the Amended 2016 Revolving Credit Facility, net of debt issuance costs, and $18.0 million of amortization payments on the 2016 Term Loan Facility. See below in this Note 7, "Debt," and Note 19, "Subsequent Events," for details regarding the Company's recent debt-related transactions.
(a) The aggregate principal amount outstanding under the 2020 BrandCo Term Loan Facility at September 30, 2020 was $1,761.3 million, including $846.0 million of principal rolled-up from the 2016 Term Loan Facility to the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility. See further details below, within this Note 7, "Debt," and Note 19, “Subsequent Events.”
(b) On May 7, 2020, in connection with closing the 2020 BrandCo Facilities, Products Corporation fully repaid the 2019 Term Loan Facility pursuant to that Term Credit Agreement, dated as of August 6, 2019 (the “2019 Term Loan Facility”). See Note 9, "Long-Term Debt," to the Consolidated Financial Statements in the Company's 2019 Form 10-K for certain details regarding the 2019 Term Loan Facility, which prior to its repayment was scheduled to mature on the earliest of: (x) August 6, 2023 and (y) the 180th day prior to the stated maturity of Products Corporation’s existing 2016 Term Loan Facility, if any loans under the 2016 Term Loan Facility remained outstanding and had not been replaced or refinanced by such date. The lenders under the 2019 Term Loan Facility participated in the 2020 BrandCo Term Loan Facility and, as a result, the Company determined that the full repayment of the 2019 Term Loan Facility represented a debt modification under U.S. GAAP. Accordingly, the Company recorded approximately $33.5 million in connection with fees paid to the lenders for the prepayment of the 2019 Term Loan Facility, as well as approximately $10.3 million in other lenders' fees, which were capitalized as part of the total debt issuance costs for the 2020 BrandCo Term Loan Facility. See further details below, within this Note 7, "Debt," and Note 19, “Subsequent Events.”
(c) The aggregate principal amount outstanding under the 2018 Foreign Asset-Based Term Facility at September 30, 2020 was the Euro equivalent of $56.8 million. In connection with the amendment described below, the Company repaid €5 million of the original aggregate principal amount of €77 million. See Note 9, "Long-Term Debt," to the Consolidated Financial Statements in the Company's 2019 Form 10-K for certain details regarding the euro-denominated senior secured asset-based term loan facility that various foreign subsidiaries of Products Corporation entered into on July 9, 2018 and which is scheduled to mature on July 9, 2021 (the “2018 Foreign Asset-Based Term Facility”). In May, 2020 the Company entered into an amendment to the 2018 Foreign Asset Based Term Facility to, among other things, increase the margin applicable to the interest rate from EURIBOR (with a floor of 0.50%) plus a margin of 6.50% to EURIBOR (with a floor 0.50%) plus a margin of 7.00%. See further details below, within this Note 7, "Debt."
(d) Total borrowings at face amount under Tranche A of the Amended 2016 Revolving Credit Facility at September 30, 2020 were $291.9 million (excluding $1.4 million of outstanding undrawn letters of credit). See Note 9, "Long-Term Debt," to the Consolidated Financial Statements in the Company's 2019 Form 10-K for certain details regarding Products Corporation's Amended 2016 Revolving Credit Facility. In April 2018, Products Corporation amended the Amended 2016 Revolving Credit Facility Agreement, as detailed below, to, among other things, add a $41.5 million senior secured first in, last out "Tranche B," while the original $400 million tranche under such facility became a senior secured last in, first out "Tranche A." Tranche A matures on the earlier of: (x) September 7, 2021; and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes, if, on that date (and solely for so long as), (i) any of Products Corporation’s 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of the then outstanding 5.75% Senior Notes by at least $200 million. On April 17, 2020, the maturity date of the 2018 Tranche B was extended from April 17, 2020 to May 17, 2020 and was fully repaid on such extended maturity date.
(e) The aggregate principal amount outstanding under the 2016 Term Loan Facility at September 30, 2020 was $886.3 million. See Note 9, "Long-Term Debt," to the Consolidated Financial Statements in the Company's 2019 Form 10-K for certain details regarding Products Corporation's 2016 Term Loan Facility that was originally scheduled to mature on the earlier of: (x) September 7, 2023; and (y) the 91st day prior to the maturity of Products Corporation’s

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

5.75% Senior Notes if, on that date (and solely for so long as), (i) any of Products Corporation's 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of the then outstanding 5.75% Senior Notes by at least $200 million (the “Original Maturity Date”). On May 7, 2020, in connection with closing the 2020 BrandCo Facilities, Products Corporation amended the 2016 Term Loan Facility to, among other things, extend the maturity of a portion of the 2016 Term Loan Facility to June 30, 2025, subject to certain springing maturities (the “Extended Maturity Date”). See further details below within this Note 7, "Debt," and Note 19, “Subsequent Events.” As a result of such transaction, as of September 30, 2020, $855.6 million of the 2016 Term Loan Facility is scheduled to mature on the Original Maturity Date and $30.7 million is scheduled to mature on the Extended Maturity Date.
(f) The aggregate principal amount outstanding under the 5.75% Senior Notes at September 30, 2020 was $342.8 million. See Note 9, "Long-Term Debt," to the Consolidated Financial Statements in the Company's 2019 Form 10-K for certain details regarding Products Corporation's 5.75% Senior Notes that are scheduled to mature on February 15, 2021. During the nine months ended September 30, 2020, Products Corporation repurchased $157.2 million in aggregate principal face amount of the 5.75% Senior Notes, recording a gain on extinguishment of debt of approximately $43.1 million, which is included in "Gain on early extinguishment of debt" on the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the three and nine months ended September 30, 2020. See further details below within this Note 7, "Debt," and Note 19, “Subsequent Events.”
(g) The aggregate principal amount outstanding under the 6.25% Senior Notes at September 30, 2020 was $450 million. See Note 9, "Long-Term Debt," to the Consolidated Financial Statements in the Company's 2019 Form 10-K for certain details regarding Products Corporation's 6.25% Senior Notes that are scheduled to mature on August 1, 2024 (the "6.25% Senior Notes").
(h) There were no borrowings at September 30, 2020 under the Second Amended and Restated Unsecured 2019 Senior Line of Credit Facility between Products Corporation and MacAndrews & Forbes Group, LLC (“M&F”), dated as of September 28, 2020 (the “2020 Restated Line of Credit Facility”), which was amended and restated in anticipation of a Future Refinanced European ABL Facility (as hereinafter defined) and will provide Products Corporation with up to a $30 million tranche of a new facility of the 2018 Foreign Asset-Based Term Facility (the “New European ABL FILO Facility”) that would be secured on a “last-out” basis by the same collateral as the 2018 Foreign Asset-Based Term Facility or, if no Future Refinanced European ABL Facility is obtained, a stand-alone $30.0 million credit facility secured by the same collateral as the 2018 Foreign Asset-Based Term Facility when that facility is terminated, in each case, subject to a borrowing base.

Current Year Debt Transactions
5.75% Senior Notes Exchange Offer

See Note 19, “Subsequent Events” for important information regarding the Company’s debt-related transactions occurring after September 30, 2020. On September 29, 2020, Products Corporation commenced the “Exchange Offer” to exchange any and all of the then-outstanding 5.75% Senior Notes (the “Existing 5.75% Senior Notes”). As described in Note 19, the Exchange Offer was amended on October 23, 2020 and on November 13, 2020, the Company announced that the Exchange Offer was successfully consummated and that Products Corporation had accepted $236 million in aggregate principal amount of 5.75% Senior Notes tendered in the Exchange Offer. Products Corporation used cash on hand to redeem, effective as of November 13, 2020, the remaining $106.8 million in aggregate principal amount of 5.75% Senior Notes pursuant to the terms of the 5.75% Senior Notes Indenture. Following the consummation of the Exchange Offer and the satisfaction and discharge of the remaining 5.75% Senior Notes, no 5.75% Senior Notes remained outstanding as of the closing on November 13, 2020.

Amendments to the 2020 BrandCo Term Loan Facility
Prior to consummating the Exchange Offer, on September 28, 2020, Products Corporation and certain lenders under the 2020 BrandCo Term Loan Facility, representing more than a majority in aggregate principal amount of loans thereunder (the “Supporting BrandCo Lenders”), entered into a Transaction Support Agreement (the “BrandCo TSA”) under which the Supporting BrandCo Lenders agreed to take certain actions to facilitate the Exchange Offer and Consent Solicitation, including, among other things:
•Relinquishing certain rights of such Supporting BrandCo Lenders to “roll-up” loans held by such Supporting BrandCo Lenders under the 2016 Term Loan Facility into New BrandCo Second-Lien Term Loans under the 2020 BrandCo Term Loan Facility (the “Roll-up Rights”);
•Tendering any Existing 5.75% Senior Notes held by such Supporting BrandCo Lenders into the Exchange Offer and Consent Solicitation;
•Consenting to amendments to the 2020 BrandCo Term Loan Facility to permit the exchange of Existing 5.75% Senior Notes for the New BrandCo Second-Lien Term Loans under the 2020 BrandCo Term Loan Facility as contemplated by the Offering Memorandum and the payment of the BrandCo Support and Consent Consideration;
•Consenting to other amendments to the 2020 BrandCo Term Loan Facility and the Amended 2016 Revolving Credit Facility to permit the Exchange Offer and Consent Solicitation to be completed as contemplated by the Offering Memorandum; and
•Supporting and cooperating with Products Corporation to consummate the transactions contemplated by the BrandCo TSA and the Offering Memorandum, including the Exchange Offer and Consent Solicitation.
In connection with such amendments, Products Corporation agreed to provide the following consideration (collectively, the “BrandCo Support and Consent Consideration”) upon the successful consummation of the Exchange Offer:

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

•$12.5 million aggregate principal amount of New BrandCo Second-Lien Term Loans as a fee to the Supporting BrandCo Lenders under the BrandCo TSA in connection with such Supporting BrandCo Lenders’ relinquishment of their Roll-up Rights;
•$10.0 million aggregate principal amount of New BrandCo Second-Lien Term Loans to one of the Supporting BrandCo Lenders in exchange for $18.7 million aggregate principal amount of Products Corporation’s 6.25% Senior Notes due 2024 held by such Supporting BrandCo Lender; and
•to all lenders under the 2020 BrandCo Term Loan Facility (including the Supporting BrandCo Lenders), an amendment fee that was payable pro rata based on principal amount of loans consenting, consisting of, at Products Corporation's option, either (x) an aggregate of $2.5 million of cash or (y) $5.0 million aggregate principal amount of New BrandCo Second-Lien Term Loans. Pursuant to the BrandCo Amendment, Products Corporation elected to pay this fee in-kind in the form of $5.0 million aggregate principal amount of New BrandCo Second-Lien Term Loans.

On November 13, 2020, Products Corporation entered into that certain Amendment No. 1 (the “BrandCo Amendment”) to the 2020 BrandCo Credit Agreement in connection with the Exchange Offer in order to, among other things, provide for the incurrence of $75 million in aggregate principal amount of New BrandCo Second-Lien Term Loans. The New BrandCo Second Lien Term Loans are a separate tranche of “Term B-2 Loans” (ranking junior to the Term B-1 Loans and senior to the Term B-3 Loans with respect to liens on certain specified collateral) under the BrandCo Credit Agreement. Except as to the use of proceeds, the terms of the New BrandCo Second-Lien Term Loans are substantially consistent with the other Term B-2 Loans. In connection with the BrandCo Amendment, Products Corporation paid certain fees to the lenders in-kind in the form of New BrandCo Second-Lien Term Loans in accordance with the BrandCo TSA.

MacAndrews & Forbes 2020 Restated Line of Credit Facility
In light of the upcoming maturity on July 9, 2021 of the 2018 Foreign Asset-Based Term Facility and the upcoming expiration on December 31, 2020 of the Amended 2019 Senior Line of Credit Facility, the Company sought to refinance or extend both the 2018 Foreign Asset-Based Term Facility and the Amended 2019 Senior Line of Credit Facility. Products Corporation sought to do so in order to reinforce its liquidity position to be better able to address the current business and economic environment and prepare for any further potential disruptions to its business and operations as may be brought on by the ongoing COVID-19 pandemic or other events.
As a result, and anticipating a future refinancing of the 2018 Foreign Asset-Based Term Facility (a “Future Refinanced European ABL Facility”), on September 28, 2020, Products Corporation and M&F entered into the Second Amended and Restated 2019 Senior Unsecured Line of Credit Facility (the “2020 Restated Line of Credit Facility”), which amended and restated the Amended 2019 Senior Line of Credit Facility and will provide Products Corporation with up to a $30 million tranche of a new facility of the 2018 Foreign Asset-Based Term Facility (the “New European ABL FILO Facility”) that would be secured on a “last-out” basis by the same collateral as the 2018 Foreign Asset-Based Term Facility or, if no Future Refinanced European ABL Facility is obtained, a stand-alone $30 million credit facility secured by the same collateral as the 2018 Foreign Asset-Based Term Facility when that facility is terminated, in each case, subject to a borrowing base. Upon the earlier of (x) the incurrence of a New European ABL FILO Facility and (y) December 31, 2020, the 2020 Restated Line of Credit Facility will terminate, such that M&F’s maximum committed amount under the 2020 Restated Line of Credit Facility will never exceed $30.0 million. As of September 30, 2020, there were no borrowings outstanding under the 2020 Restated Line of Credit Facility.
The New European ABL FILO Facility would mature on (x) the maturity date of any such Future Refinanced European ABL Facility or (y) if there is no Future Refinanced European ABL Facility, July 9, 2022. To the extent the Future Refinanced European ABL Facility exceeds $35.0 million in principal amount, the amount available under the New European ABL FILO Facility would decrease on a dollar-for-dollar basis, such that, if Products Corporation were able to obtain a Future Refinanced ABL Facility of $65.0 million from third parties, there would be no amounts available under the New European ABL FILO Facility. The interest rate for the New European ABL FILO Facility will be LIBOR + 10.00%. The covenants for the New European ABL FILO Facility would be substantially the same as those applicable to the 2018 European ABL Facility.

Consummation of 2020 BrandCo Refinancing Transactions

On May 7, 2020 (the “BrandCo 2020 Facilities Closing Date”), Products Corporation entered into a term credit agreement (the “2020 BrandCo Credit Agreement”) with Jefferies Finance LLC, as administrative agent and collateral agent, and certain financial institutions (the “2020 Facilities Lenders”) that are lenders or the affiliates of lenders under Products Corporation’s Term Loan Credit Agreement, dated as of September 7, 2016 and amended on April 30, 2020 and as amended on the BrandCo 2020 Facilities Closing Date, as further described below (as amended to date, the “2016 Term Loan Facility”). Pursuant to the 2020 BrandCo Credit Agreement, the 2020 Facilities Lenders provided Products Corporation with new and roll-up senior

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

secured term loan facilities (the “2020 BrandCo Facilities” and, collectively, the "2020 BrandCo Term Loan Facility" and, together with the use of proceeds thereof and the Extension Amendment, the “2020 BrandCo Refinancing Transactions”).

Principal and Maturity: The 2020 BrandCo Facilities consist of: (i) a senior secured term loan facility in an aggregate principal amount outstanding on the BrandCo 2020 Facilities Closing Date of $815 million, plus the amount of certain fees and accrued interest that have been capitalized (the “2020 BrandCo Facility”); (ii) commitments in respect of a senior secured term loan facility in an aggregate principal amount of $950 million (the “Roll-up BrandCo Facility”); and (iii) a senior secured term loan facility in an aggregate principal amount outstanding on the BrandCo 2020 Facilities Closing Date of $3 million (the “Junior Roll-up BrandCo Facility”). Additionally, on May 28, 2020, Products Corporation borrowed from the 2020 Facilities Lenders an additional $65 million of term loans under the 2020 BrandCo Facility to repay in full the 2020 Incremental Facility under the 2016 Term Loan Facility, as a result of which the 2020 BrandCo Facility at June 30, 2020 had an aggregate principal amount outstanding of $910.6 million (including paid-in-kind closing fees of $29.1 million and paid-in-kind interest of $1.5 million that were capitalized). Additionally, during the three months ended June 30, 2020 and the three months ended September 30, 2020, certain lenders under the 2016 Term Loan Facility due June 2023, representing $846.0 million in aggregate principal outstanding, rolled-up to the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility due June 2025, as a result of which the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility at September 30, 2020 had an aggregate principal amount outstanding of $846.0 million. The Company determined that the roll-up of such 2016 Term Loan Facility lenders into the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility represented a debt modification under U.S. GAAP, as the cash flow effect between the amount that Products Corporation owed to the participating lenders under the old debt instrument (i.e., the 2016 Term Loan Facility) and the amount that Products Corporation owed to such lenders after the consummation of the roll-up into the new debt instrument (i.e., the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility) on a present value basis was less than 10% and, thus, the debt instruments were not considered to be substantially different within the meaning of ASC 470, Debt, under U.S. GAAP.

The proceeds of the 2020 BrandCo Facility were used: (i) to repay in full approximately $200 million of indebtedness outstanding under Products Corporation’s 2019 Term Loan Facility; (ii) to repay in full and terminate commitments under the 2020 Incremental Facility; and (iii) to pay fees and expenses in connection with the 2020 BrandCo Facilities and the 2020 BrandCo Refinancing Transactions. The Company will use the remaining net proceeds for general corporate purposes, including repurchasing, repaying or refinancing Products Corporation’s outstanding 5.75% Senior Notes. The proceeds of the Roll-up BrandCo Facility are available prior to the third anniversary of the BrandCo 2020 Facilities Closing Date to purchase at par an equivalent amount of any remaining term loans under the 2016 Term Loan Facility held by the lenders participating in the 2020 BrandCo Facility or their transferees. During the three months ended June 30, 2020 and the three months ended September 30, 2020, certain lenders under the 2016 Term Loan Facility due June 2023, representing $846.0 million in aggregate principal outstanding, rolled-up to the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility due June 2025, as a result of which the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility at September 30, 2020 have an aggregate principal amount outstanding of $846.0 million, with a remaining capacity for the roll-up of loans under the 2016 Term Loan Facility of $107.0 million. See “Amendments to the 2020 BrandCo Term Loan Facility” regarding the Supporting BrandCo Lenders relinquishing certain Roll-up Rights and Products Corporation’s issuance of the BrandCo Support and Consent Consideration.

The 2020 BrandCo Facilities will mature on June 30, 2025, subject to a springing maturity 91 days prior to the August 1, 2024 maturity date of Products Corporation’s 6.25% Senior Notes if, on such date, $100 million or more in aggregate principal amount of the 6.25% Senior Notes remain outstanding.

The Company incurred approximately $119.3 million of new debt issuance costs in connection with closing the 2020 BrandCo Facility, which include paid-in kind amounts that are recorded as an adjustment to the carrying amount of the related liability and amortized to interest expense in accordance with the effective interest method over the term of the 2020 BrandCo Facilities.

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

Affirmative and Negative Covenants: The 2020 BrandCo Facilities contain certain affirmative and negative covenants that, among other things, limit Products Corporation’s and its restricted subsidiaries’ ability to: (i) incur additional debt; (ii) incur liens; (iii) sell, transfer or dispose of assets; (iv) make investments; (v) make dividends and distributions on, or repurchases of, equity; (vi) make prepayments of contractually subordinated, unsecured or junior lien debt; (vii) enter into certain transactions with their affiliates; (viii) enter into sale-leaseback transactions; (ix) change their lines of business; (x) restrict dividends from their subsidiaries or restrict liens; (xi) change their fiscal year; and (xii) modify the terms of certain debt. The 2020 BrandCo Facilities also restrict distributions and other payments from the BrandCos based on certain minimum thresholds of net sales with respect to the Specified Brand Assets. The 2020 BrandCo Facilities also contain certain customary representations, warranties and events of default, including a cross default provision making it an event of default under the 2020 BrandCo Credit Agreement if there is an event of default under Products Corporation’s existing 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement or the indentures governing each of Products Corporation’s 5.75% Senior Notes due 2021 and its 6.25% Senior Notes due 2024 (the “Senior Notes Indentures”). The lenders under the 2020 BrandCo Credit Agreement may declare all outstanding loans under the 2020 BrandCo Facilities to be due and payable immediately upon an event of default. Under such circumstances, the lenders under the 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement, and the holders under the Senior Notes Indentures may also declare all outstanding amounts under such instruments to be due and payable immediately as a result of similar cross default or cross acceleration provisions, subject to certain exceptions and limitations described in the relevant instruments.

Prepayments: The 2020 BrandCo Facilities are subject to certain mandatory prepayments, including from the net proceeds from the issuance of certain additional debt and asset sale proceeds of certain non-ordinary course asset sales or other dispositions of property, subject to certain exceptions. The 2020 BrandCo Facilities may be repaid at any time, subject to customary prepayment premiums.

2016 Term Loan Facility Extension Amendment: Term loan lenders under the 2016 Term Loan Facility were offered the opportunity to participate at par in the 2020 BrandCo Facilities based on their holdings of term loans under the 2016 Term Loan Facility. Lenders participating in the 2020 BrandCo Facilities, as well as other consenting lenders representing, in the aggregate, a majority of the loans and commitments under the 2016 Term Loan Facility, consented to an amendment to the 2016 Term Loan Facility (the “Extension Amendment”) that, among other things, made certain modifications to the covenants thereof and extended the maturity date of their term loans (“Extended Term Loans”) to June 30, 2025, subject to (i) the same September 7, 2023 springing maturity date of the non-extended term loans under the 2016 Term Loan Facility if, on such date, $75 million or more in aggregate principal amount of the non-extended term loans under the 2016 Term Loan Facility remains outstanding, and (ii) a springing maturity of 91 days prior to the August 1, 2024 maturity date of the 6.25% Senior Notes if, on such date, $100 million or more in aggregate principal amount of the 6.25% Senior Notes remains outstanding. The Extension Amendment became effective on the BrandCo 2020 Facilities Closing Date. As of September 30, 2020, approximately $30.7 million in aggregate principal amount of Extended Term Loans were outstanding after giving effect to the 2020 BrandCo Refinancing Transactions. The Extended Term Loans bear interest at a rate of LIBOR (with a LIBOR floor of 0.75%) plus 3.50% per annum, payable not less than quarterly in arrears in cash, consistent with the interest rate applicable to the non-extended term loans. Approximately $17.0 million of accrued interest outstanding on the 2016 Term Loan Facility was paid on the BrandCo 2020 Facilities Closing Date. The aggregate principal amount of non-extended term loans under the 2016 Term Loan Facility as of September 30, 2020 was approximately $855.6 million.

Repurchases of 5.75% Senior Notes due 2021

On May 7, 2020, Products Corporation used a portion of the proceeds from the 2020 BrandCo Facility to repurchase and subsequently cancel $50 million in aggregate principal face amount of its 5.75% Senior Notes. Products Corporation also paid approximately $0.7 million of accrued interest outstanding on the 5.75% Senior Notes on May 7, 2020. After the BrandCo 2020 Facilities Closing Date, Products Corporation repurchased and subsequently canceled in July 2020 a further $62.8 million in aggregate principal face amount of its 5.75% Senior Notes. Furthermore, during the three months ended September 30, 2020,

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation repurchased and subsequently canceled an additional $44.4 million in aggregate principal face amount of its 5.75% Senior Notes. Accordingly, as of September 30, 2020, Products Corporation had repurchased and subsequently cancelled a total of approximately $157.2 million in aggregate principal face amount of its 5.75% Senior Notes, resulting in a gain on extinguishment of debt of approximately $31.2 million and $43.1 million for the three and nine months ended September 30, 2020, respectively, which were recorded within "Gain on early extinguishment of debt" on the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the three and nine months ended September 30, 2020. See Note 7, "Debt," and Note 19, “Subsequent Events” for more information regarding Products Corporation's 5.75% Senior Notes and the related Exchange Offer.

Prepayment of the 2019 Term Loan Facility due 2023

On the BrandCo 2020 Facilities Closing Date, Products Corporation used a portion of the proceeds from the 2020 BrandCo Facility to fully prepay the entire principal amount outstanding under its 2019 Term Loan Facility, totaling $200 million, plus approximately $1.3 million of accrued interest outstanding thereon, as well as approximately $33.5 million in prepayment premiums, $10.3 million in lenders' fees, $0.3 million in legal fees and approximately $2.0 million in other third party fees. As the lenders under the 2019 Term Loan Facility participated in the 2020 BrandCo Term Loan Facility, the Company determined that the full repayment of the 2019 Term Loan Facility represented a debt modification under U.S. GAAP as the cash flow effect between the old debt instrument (i.e., the 2019 Term Loan Facility) and the new debt instrument (i.e., the 2020 BrandCo Facility) on a present value basis was less than 10% and, thus, the debt instruments were not considered to be substantially different within the meaning of ASC 470, Debt, under U.S. GAAP. Accordingly, the $33.5 million of prepayment premiums, as well as the $10.3 million in other lenders' fees were capitalized as part of the aforementioned $119.3 million of total new debt issuance costs for the 2020 BrandCo Term Loan Facility, while the aforementioned $0.3 million of legal fees and $2.0 million in other third party fees were expensed as incurred in the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the nine months ended September 30, 2020.

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
•adding a springing maturity date of 91 days prior to the February 15, 2021 maturity of the 5.75% Senior Notes if any of Products Corporation's 5.75% Senior Notes remain outstanding on such date;
•requiring a mandatory prepayment of €5.0 million; and
•clarifying certain terms and waiving certain provisions in connection with the 2020 BrandCo Refinancing Transactions.

Approximately $0.4 million of amendment fees paid to the lenders under 2018 Foreign Asset-Based Term Facility were capitalized and are amortized to interest expense, together with any unamortized debt issuance costs outstanding prior to the amendment. As of September 30, 2020, there was the Euro equivalent of $56.8 million outstanding under the 2018 Foreign Asset-Based Term Facility, reflecting a repayment of €28.5 million made during the quarter ended June 30, 2020.

Incremental Revolving Credit Facility under the 2016 Term Loan Agreement

On April 30, 2020, Products Corporation entered into a Joinder Agreement (the “2020 Joinder Agreement”), with Revlon, certain of their subsidiaries and certain existing lenders (the “Incremental Lenders”) under Products Corporation’s 2016 Term Loan Agreement to provide for a $65 million incremental revolving credit facility (the “2020 Incremental Facility”). On the closing of the 2020 Incremental Facility, Products Corporation borrowed $63.5 million of revolving loans for working capital purposes and subsequently on May 11, 2020 Products Corporation also borrowed the additional $1.5 million of delayed funding revolving loans. Prior to its full repayment on May 28, 2020, amounts outstanding under the 2020 Incremental Facility bore interest at a rate of (x) LIBOR plus 16% or (y) an Alternate Base Rate plus 15%, at Products Corporation’s option. Except as to pricing, maturity and differences due to its revolving nature, the terms of the 2020 Incremental Facility were otherwise substantially consistent with the existing term loans under the 2016 Term Loan Facility. The 2020 Incremental Facility was repaid in full, and the commitments thereunder terminated, on May 28, 2020. Upon such repayment, approximately $2.9 million of upfront commitment fees that Products Corporation incurred in connection with consummating the 2020 Incremental Facility were entirely expensed within "Miscellaneous, net" on the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the nine months ended September 30, 2020.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Amendments to the 2016 Revolving Credit Agreement
On May 7, 2020, in connection with consummating the 2020 BrandCo Refinancing Transactions, Products Corporation entered into Amendment No. 4 to its Asset-Based Revolving Credit Agreement, dated as of September 7, 2016, as amended (the “2016 Revolving Credit Facility”). Amendment No. 4, among other things, made certain amendments and provided for certain waivers relating to the 2020 BrandCo Refinancing Transactions under the 2016 Revolving Credit Facility. In exchange for such amendments and waivers, the interest rate margin applicable to loans under Tranche A of the 2016 Revolving Credit Facility increased by 0.75%. In connection with the amendments to the 2018 Tranche B of the 2016 Revolving Credit Facility (which was fully repaid on its May 17, 2020 extended maturity date), Products Corporation incurred approximately $1.1 million in lender's fees that upon its full repayment were entirely expensed within “Miscellaneous, net” on the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss as of September 30, 2020. See “Recent Developments” and Note 19, “Subsequent Events,” regarding, among other things, Amendment No. 5 to the 2016 Revolving Credit Facility.

Previously, on April 17, 2020 (the “FILO Closing Date”), Products Corporation entered into Amendment No. 3 to the 2016 Revolving Credit Facility (“Amendment No. 3”), pursuant to which, the maturity date applicable to $36.3 million of loans under the $41.5 million senior secured first in, last out 2018 Tranche B under the 2016 Revolving Credit Facility (the “2018 FILO Tranche”) was extended from April 17, 2020 to May 17, 2020 (the “Extended Maturity Date”). Products Corporation repaid the remaining approximately $5.2 million of the 2018 FILO Tranche loans as of the FILO Closing Date. In addition, Amendment No. 3 increased the applicable interest margin for the 2018 FILO Tranche by 0.75%, subject to a LIBOR floor of 0.75%. Products Corporation fully repaid the 2018 FILO Tranche on the Extended Maturity Date.

Covenants

Products Corporation was in compliance with all applicable covenants under the 2020 BrandCo Credit Agreement, 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement, the 2020 Restated Line of Credit Facility, as well as with all applicable covenants under its Senior Notes Indentures, in each case as of September 30, 2020. At September 30, 2020, the aggregate principal amounts outstanding and availability under Products Corporation’s various revolving credit facilities were as follows:

	Commitment	Borrowing Base	Aggregate principal amount outstanding at September 30, 2020	Availability at September 30, 2020 (a)
Amended 2016 Revolving Credit Facility	$400.0	$345.9	$291.9	$52.6
2020 Restated Line of Credit Facility	$30.0	N/A	$—	$30.0
(a) Availability as of September 30, 2020 is based upon the borrowing base then in effect under the Amended 2016 Revolving Credit Facility of $345.9 million, less $1.4 million of outstanding undrawn letters of credit and $291.9 million then drawn. As Products Corporation’s consolidated fixed charge coverage ratio was greater than 1.0 to 1.0 as of September 30, 2020, all of the $52.6 million of availability under the Amended 2016 Revolving Credit Facility was available as of such date. The 2018 Tranche B under the Amended 2016 Revolving Credit Facility was fully repaid in May 2020.

The Company’s foreign subsidiaries held $93.7 million out of the Company's total $268.3 million in cash and cash equivalents as of September 30, 2020. While the cash held by the Company’s foreign subsidiaries is primarily used to fund their operations, the Company regularly assesses its global cash needs and the available sources of cash to fund these needs, which regularly includes repatriating foreign-held cash to settle historical intercompany loans and other intercompany payables. The Company believes that it has and will have sufficient liquidity to meet its cash needs for at least the next 12 months based upon the cash generated by its operations, cash on hand (which as of September 30, 2020 included approximately $175.0 million of proceeds remaining from the 2020 BrandCo Refinancing Transactions), availability under the Amended 2016 Revolving Credit Facility, the 2020 Restated Line of Credit Facility, as well as other permissible borrowings, along with the option to further settle historical intercompany loans and payables with certain foreign subsidiaries. The Company also expects to generate additional liquidity from cost reductions resulting from the implementation of the Revlon 2020 Restructuring Program, which was initiated during the first quarter of 2020, the 2018 Optimization Program and cost reductions generated from other cost control initiatives, including, without limitation, new interim measures to reduce costs in response to COVID-19 (such as: (i) switching to a reduced work week and reducing executive and employee compensation in the range of 20% to 40%; (ii) furloughing approximately 40% of the Company’s U.S.-based employees and those in certain other locations; (iii) suspending the Company’s 2020 merit base salary increases, discretionary profit sharing contributions and matching contributions to the Company’s 401(k) plan; (iv) reducing Board and committee compensation by 50% and eliminating Board and committee meeting fees; and (v) suspending or terminating services and payments under consulting agreements with certain directors), as well as funds provided by selling certain assets (such as the Natural Honey and Floid brands that were sold in December 2019) in connection with the Company's ongoing Strategic Review. For information regarding certain risks related to the Company’s indebtedness, see Item 1A. “Risk Factors” in the Company's 2019 Form 10-K, as supplemented by certain risk factors included

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

in the Company’s Quarterly Reports on Form 10-Q and in certain Current Reports on Form 8-K, in each case as filed with the SEC during 2020.

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
As of both September 30, 2020 and December 31, 2019, the Company did not have any financial assets and liabilities that were required to be measured at fair value.

As of September 30, 2020, the fair value and carrying value of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	September 30, 2020
	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion(a)	$—	$2,068.4	$—	$2,068.4	$3,631.0

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

9. FINANCIAL INSTRUMENTS

Letters of Credit

Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $1.4 million and $11.4 million (including amounts available under credit agreements in effect at that time) were maintained as of September 30, 2020 and December 31, 2019, respectively. Included in these amounts are approximately $0.1 million and $8.3 million in standby letters of credit that primarily support Products Corporation’s workers compensation, general liability and automobile insurance programs, in each case as outstanding as of September 30, 2020 and December 31, 2019, respectively. The estimated liability under such programs is accrued by Products Corporation.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

10. PENSION AND POST-RETIREMENT BENEFITS

Net Periodic Benefit Cost
The components of net periodic benefit costs for the Company's pension and the other post-retirement benefit plans for the three months ended September 30, 2020 and 2019, respectively, were as follows:

	Pension Plans		Other Post-Retirement Benefit Plans
	Three Months Ended September 30,
	2020	2019	2020	2019
Net periodic benefit costs:
Service cost	$0.5	$0.4	$—	$—
Interest cost	3.8	5.1	0.1	0.1
Expected return on plan assets	(5.7)	(6.0)	—	—
Amortization of actuarial loss	2.7	2.5	0.1	0.1
Total net periodic benefit costs prior to allocation	$1.3	$2.0	$0.2	$0.2
Portion allocated to Revlon Holdings	—	—	—	—
Total net periodic benefit costs	$1.3	$2.0	$0.2	$0.2

In the three months ended September 30, 2020, the Company recognized net periodic benefit cost of $1.5 million, compared to net periodic benefit cost of $2.2 million in the three months ended September 30, 2019, primarily due to lower interest costs partially offset by lower expected return on plan assets and higher amortization of actuarial loss.
The components of net periodic benefit costs for the Company's pension and the other post-retirement benefit plans for the nine months ended September 30, 2020 and 2019, respectively, were as follows:

	Pension Plans		Other Post-Retirement Benefit Plans
	Nine Months Ended September 30,
	2020	2019	2020	2019
Net periodic benefit costs:
Service cost	$1.3	$1.4	$—	$—
Interest cost	11.2	15.0	0.3	0.3
Expected return on plan assets	(17.1)	(18.0)	—	—
Amortization of actuarial loss	8.3	7.5	0.3	0.2
Total net periodic benefit costs prior to allocation	$3.7	$5.9	$0.6	$0.5
Portion allocated to Revlon Holdings	(0.1)	(0.1)	—	—
Total net periodic benefit costs	$3.6	$5.8	$0.6	$0.5
In the nine months ended September 30, 2020, the Company recognized net periodic benefit cost of $4.2 million, compared to net periodic benefit cost of $6.3 million in the nine months ended September 30, 2019, primarily due to lower interest costs partially offset by lower expected return on plan assets and higher amortization of actuarial loss.
Net periodic benefit costs are reflected in the Company's Unaudited Consolidated Financial Statements as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net periodic benefit costs:
Selling, general and administrative expense	$0.5	$0.5	$1.3	$1.4
Miscellaneous, net	1.0	1.7	2.9	4.9
Total net periodic benefit costs	$1.5	$2.2	$4.2	$6.3

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The Company expects that it will have net periodic benefit cost of approximately $5.6 million for its pension and other post-retirement benefit plans for all of 2020, compared with net periodic benefit cost of $7.2 million in 2019.
Contributions:
The Company’s intent is to fund at least the minimum contributions required to meet applicable federal employee benefit laws and local laws, or to directly pay benefit payments where appropriate. During the three months ended September 30, 2020, $1.8 million and $0.2 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During the nine months ended September 30, 2020, $7.0 million and $0.5 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During 2020, the Company expects to contribute approximately $19 million in the aggregate to its pension and other post-retirement benefit plans.
As a result of the CARES Act passed by the U.S. Congress in March 2020 to address the economic environment resulting from COVID-19, and in accordance with the Limited Relief for Pension Funding and Retirement Plan Distributions provision of such act, the Company expects to defer approximately $9.3 million of contributions that were otherwise scheduled to be paid to its two qualified pension plans at different earlier dates during 2020. The first quarterly contributions for the two qualified plans were originally due by April 15, 2020. The Company had already made $1.6 million in contributions to its qualified pension plans during the first quarter of 2020, prior to adopting the aforementioned provision of the CARES Act. The deferral is in effect only for 2020 and under the CARES relief provisions the Company will be required to pay the contributions by no later than January 1, 2021, including interest at the plans’ 2020 effective interest rate ("EIR") from the original due date to the actual payment date.
Relevant aspects of the qualified defined benefit pension plans, non-qualified pension plans and other post-retirement benefit plans sponsored by Products Corporation are disclosed in Note 12, "Pension and Post-Retirement Benefits," to the Consolidated Financial Statements in the Company's 2019 Form 10-K.

11. STOCK COMPENSATION PLAN
Revlon maintains the Fourth Amended and Restated Revlon, Inc. Stock Plan (as amended, the "Stock Plan"), which provides for awards of stock options, stock appreciation rights, restricted or unrestricted stock and restricted stock units ("RSUs") to eligible employees and directors of Revlon and its affiliates, including Products Corporation. An aggregate of 6,565,000 shares were reserved for issuance as Awards under the Stock Plan, of which there remained approximately 1.2 million shares available for grant as of September 30, 2020. In July 2014, the Stock Plan was amended to renew the Stock Plan for a 7-year renewal term expiring on April 14, 2021. In September 2019 the Stock Plan was amended in connection with the 2019 TIP, described below, to: (1) allow the Compensation Committee to delegate to Revlon’s Chief Executive Officer the authority to grant RSUs to the Company’s employees, other than its officers who are subject to Section 16 of the Securities Exchange Act of 1934, as amended (i.e., the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer & Controller); (2) allow for accelerated vesting of equity awards upon a termination without cause; (3) change the minimum vesting period for specified equity awards from 3 years to 2 years; and (4) to increase by 250,000 shares the number of shares of Revlon common stock that are not subject to the Stock Plan’s minimum vesting requirements.

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

Each Tier 1 participant’s 2019 TIP award is payable two-thirds in cash and one-third in RSUs vesting in 50% tranches on each of December 31, 2020 and December 31, 2021, while Tier 2 awards are payable 100% in cash in one lump-sum on December 31, 2020, in each case subject to certain earlier vesting for a change of control or termination of employment without cause, as described below. As of September 5, 2019, the Company approved a total of 206,812 time-based RSUs under Tier 1 of the 2019 TIP, which are scheduled to vest in equivalent amounts on each of December 31, 2020 and December 31, 2021, subject to continued employment (the “2019 TIP RSUs”). As of September 30, 2020, a total of 148,168 time-based RSUs under Tier 1 of the 2019 TIP had been granted and are outstanding. The Company’s President and Chief Executive Officer declined an award under the retention program and will receive a transaction bonus only if the Company completes a transaction.

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

The 2019 TIP also provides for the following cash-based awards payable to certain employees, subject to continued employment through the respective vesting dates: (i) Tier 1 - $6.8 million payable in two equal installments as of December 31, 2020 and December 31, 2021; and (ii) Tier 2 - $2.5 million payable in one installment as of December 31, 2020. Such cash-based awards follow the Special Vesting Rules following a termination without cause or due to death or disability. During 2019 and through September 30, 2020, the Company granted $4.7 million and $2.3 million cash-based awards, net of forfeitures, under Tier 1 and Tier 2 of the 2019 TIP, respectively, which are being amortized over the period from the grant dates to December 31, 2021 and December 31, 2020, respectively. The total amount amortized for these cash-based awards since the program's inception and through September 30, 2020 is approximately $4.8 million, of which $1.0 million and $3.5 million were recorded during the three and nine months ended September 30, 2020, respectively, within "Acquisition, integration and divestiture costs" in the Company's Unaudited Consolidated Statements of Operations and Comprehensive Loss.

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
During the first quarter of 2020, the Company granted approximately 1.3 million time-based and performance-based RSU awards under the Stock Plan (the "2020 LTIP RSUs"). During the second and third quarter of 2020, there were no grants under the 2020 LTIP RSUs. See the roll-forward table in the following sections of this Note 11 for activity related to the nine months ended September 30, 2020.

Acceleration of Vesting
Under the aforementioned provisions for acceleration of vesting, as of September 30, 2020 and since the time these provisions became effective in September 2019, 36,452 LTIP RSUs and 27,356 2019 TIP Tier 1 RSUs were vested on an accelerated basis due to involuntary terminations, resulting in accelerated amortization of approximately $1.2 million. In addition, for the three and nine months ended September 30, 2020 and under the same accelerated vesting provisions, the Company also recorded approximately $0.2 million and $1.0 million of accelerated amortization in connection with the cash portion of the 2019 TIP Tier 1 and Tier 2 awards that were vested on an accelerated basis due to involuntary terminations. See the roll-forward table in the following sections of this Note 11 for activity related to the nine months ended September 30, 2020.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

During the nine months ended September 30, 2020, the activity related to time-based and performance-based RSUs previously granted to eligible employees and the grant date fair value per share related to these RSUs were as follows under the LTIP and 2019 TIP programs, respectively:

	Time-Based LTIP		Performance-Based LTIP
	RSUs (000's)	Weighted-Average Grant Date Fair Value per RSU	RSUs (000's)	Weighted-Average Grant Date Fair Value per RSU
Outstanding as of December 31, 2019
2019 TIP RSUs (b)	200.6	16.44	n/a	—
LTIP RSUs:
2019	425.6	22.55	425.6	22.55
2018	241.9	19.00	364.7	19.00
2017 (a)	54.0	19.70	110.9	19.70
Total LTIP RSUs	721.5		901.2
Total LTIP and TIP RSUs Outstanding as of December 31, 2019	922.1		901.2
Granted
2019 TIP RSUs Granted (b)	11.7	10.24	n/a	—
LTIP RSUs:
2020	626.6	14.96	626.7	14.96
2019	—	—	—	—
2018	—	—	—	—
2017 (a)	—	—	—	—
Total LTIP RSUs Granted	626.6		626.7
Vested
2019 TIP RSUs Vested (b)(c)	(27.3)	16.44	—	—
LTIP RSUs:
2019 (c)	(133.9)	22.55	—	—
2018 (c)	(108.5)	19.32	—	—
2017 (a)(c)	(53.4)	19.70	(14.2)	19.70
Total LTIP RSUs Vested	(295.8)		(14.2)
Forfeited/Canceled
2019 TIP RSUs Forfeited/Canceled (b)	(36.8)	16.44	n/a	—
LTIP RSUs:
2019	(83.3)	22.55	(112.1)	22.55
2018	(49.0)	17.56	(110.0)	17.97
2017 (a)	(0.6)	19.70	(96.7)	19.70
Total LTIP RSUs Forfeited/Canceled	(132.9)		(318.8)
Outstanding as of September 30, 2020
2019 TIP RSUs	148.2	15.95	n/a	—
LTIP RSUs:
2020	626.6	14.96	626.7	14.96
2019	208.4	22.55	313.5	22.55
2018	84.4	19.43	254.7	19.45
2017 (a)	—	—	—	—
Total LTIP RSUs	919.4		1,194.9
Total LTIP and TIP RSUs Outstanding as of September 30, 2020	1,067.6		1,194.9
(a) The 2017 time-based and performance-based LTIP RSUs were recognized over a 2-year service and performance period (i.e., 2018 and 2019).
(b) The 2019 TIP provides for RSU awards that are only time-based.
(c) Includes acceleration of vesting upon involuntary terminations for the nine months ended September 30, 2020 of 30,992 RSUs under the 2019 and 2018 LTIPs and of 27,356 RSUs under the 2019 TIP Tier I awards.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Time-Based LTIP and TIP RSUs
The Company recognized $2.1 million and $5.9 million of net compensation expense related to the time-based LTIP and TIP RSUs for the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, the Company had $12.8 million of total deferred compensation expense related to non-vested, time-based LTIP and TIP RSUs. The cost is recognized over the vesting period of the awards, as described above.

Performance-based LTIP RSUs
The Company recognized $2.5 million and $1.3 million of net compensation expense related to the performance-based LTIP RSUs for the three and nine months ended September 30, 2020, respectively. The amount of net compensation expense recognized during the nine months ended September 30, 2020 was affected by adjustments to the awards' expected achievement rates made primarily as a result of the ongoing adverse impact of COVID-19 on the Company's results of operations. As of September 30, 2020, the Company had $18.9 million of total deferred compensation expense related to non-vested, performance-based LTIP RSUs. The cost is recognized over the service period of the awards, as described above.
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
For the three and nine months ended September 30, 2020, the Company concluded that the use of the cut-off tax rate method was more appropriate than the annual effective tax rate method, because the annual effective tax rate method would not be reliable due to its sensitivity to minimal changes in forecasted annual pre-tax earnings.
The Company recorded a provision for income taxes of $1.9 million (Products Corporation - provision for income taxes of $2.3 million) for the three months ended September 30, 2020 and a benefit from income taxes of $2.1 million (Products Corporation - benefit from income taxes of $1.8 million) for the three months ended September 30, 2019, respectively. The $4.0 million decrease (Products Corporation - $4.1 million) in the benefit from income taxes in the three months ended September 30, 2020, compared to the three months ended September 30, 2019, was primarily due to: (i) the mix and level of earnings; (ii) an increase in the U.S. tax on the Company's foreign earnings; and (iii) increased tax expense from return to provision adjustments, partially offset primarily by an increase in tax benefit from the net change in valuation allowances related to the recognition of previously unrecognized tax losses in Canada.
The Company recorded a benefit from income taxes of $45.2 million (Products Corporation - benefit from income taxes of $44.2 million) for the nine months ended September 30, 2020 and a benefit from income taxes of $3.2 million (Products Corporation - benefit from income taxes of $2.4 million) for the nine months ended September 30, 2019, respectively. The $42.0 million increase (Products Corporation - $41.8 million) in the benefit from income taxes in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was primarily due to: (i) the increased loss from continuing operations before income taxes on which the tax benefit is recognized; (ii) the mix and level of earnings; and (iii) a reduction in the U.S. tax on the Company's foreign earnings, net of the impact of non-deductible impairment charges, partially offset by the net change in valuation allowances recorded related to the limitation on the deductibility of interest.
The Company's effective tax rate for the three months ended September 30, 2020 was lower than the federal statutory rate of 21% primarily due the mix and level of earnings and the change in valuation allowance related to the limitation on the deductibility of interest. The Company's effective tax rate for the nine months ended September 30, 2020 was lower than the federal statutory rate of 21% primarily due to the impact of non-deductible impairment charges and the valuation allowance related to the limitation on the deductibility of interest, partially offset by the impact of the "Coronavirus Aid, Relief and Economic Security Act" (the "CARES Act"), signed into law on March 27, 2020 by President Trump, which resulted in a partial release of a valuation allowance on the Company's 2019 federal tax attributes associated with the limitation on the deductibility of interest.

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

In assessing the recoverability of its deferred tax assets, the Company continually evaluates all available positive and negative evidence to assess the amount of deferred tax assets for which it is more likely than not to realize a benefit. For any deferred tax asset in excess of the amount for which it is more likely than not that the Company will realize a benefit, the Company establishes a valuation allowance. A valuation allowance is a non-cash charge, and it in no way limits the Company's ability to utilize its deferred tax assets, including its ability to utilize tax loss and credit carryforward amounts.

As of September 30, 2020, the Company concluded that, based on its evaluation of objectively verifiable evidence, it does not require a valuation allowance on its federal deferred tax assets, other than those associated with the limitation on the deductibility of interest. The Company does have a valuation allowance on deferred tax assets associated with its activity in certain U.S. states and foreign jurisdictions. These conclusions regarding the establishment of valuation allowances on the Company's deferred tax assets as of the end of the third quarter of 2020 are consistent with the Company's conclusions on such matters as compared to prior quarters. The key assumptions used to determine positive and negative evidence included the Company’s cumulative taxable loss for the past three years, future reversals of existing taxable temporary differences, the Company's cost reduction initiatives and other efficiency efforts, as well as certain assumptions regarding COVID-19's expected impact on the Company. Potential negative evidence, including, among other things, any further worsening of the economies in the jurisdictions in which the Company operates and any future reduced profitability in such jurisdictions could result in additional valuation allowances which would reduce the Company's future deferred tax assets. In such event, the Company's tax expense would likely materially increase in the period the valuation allowance is recognized and adversely impact the Company's results of operations and statement of financial condition in such period. The Company will continue to monitor the circumstances that would require it to establish an additional valuation allowance on its deferred tax assets. Accordingly, depending on future evidence that may become available, the Company's assessments regarding its valuation allowance position may change.
For further information, see Note 14, "Income Taxes," to the Consolidated Financial Statements in the Company's 2019 Form 10-K and Item 1A. “Risk Factors-Uncertainties in the interpretation and application of the U.S. income tax provisions could have a material impact on the Company's financial condition, results of operations and/or cash flows” in the Company's 2019 Form 10-K.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

A roll-forward of the Company's accumulated other comprehensive loss as of September 30, 2020 is as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post-retirement Benefits	Other	Accumulated Other Comprehensive Loss
Balance at January 1, 2020	$(27.3)	$(219.8)	$(0.3)	$(247.4)
Foreign currency translation adjustment	7.3	—	—	7.3
Amortization of pension related costs, net of tax of $0.7 million(a)	—	9.3	—	9.3
Other comprehensive (loss) gain	$7.3	$9.3	$—	$16.6
Balance at September 30, 2020	$(20.0)	$(210.5)	$(0.3)	$(230.8)
(a) Amounts represent the change in accumulated other comprehensive loss as a result of the amortization of actuarial losses (gains) arising during each year related to the Company’s pension and other post-retirement plans. See Note 10, "Pension and Post-retirement Benefits," for further information on the Company’s pension and other post-retirement plans.

For the three and nine months ended September 30, 2020 and 2019, the Company did not have any activity related to financial instruments.

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
As of September 30, 2020, the Company’s operations are organized into the following reportable segments:
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

Revlon, Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Segment Net Sales:
Revlon	$166.0	$217.3	$482.8	$716.1
Elizabeth Arden	106.3	123.2	282.4	352.0
Portfolio	99.6	118.2	298.1	354.1
Fragrances	105.2	138.1	214.4	298.0
Total	$477.1	$596.8	$1,277.7	$1,720.2

Segment Profit:
Revlon	$13.5	$7.3	$41.4	$58.5
Elizabeth Arden	3.4	12.5	18.4	17.1
Portfolio	12.2	14.4	33.9	25.0
Fragrances	25.4	34.2	34.6	53.6
Total	$54.5	$68.4	$128.3	$154.2

Reconciliation:
Total Segment Profit	$54.5	$68.4	$128.3	$154.2
Less:
Depreciation and amortization	35.1	38.9	108.3	124.6
Non-cash stock compensation expense	5.1	3.9	8.6	7.7
Non-Operating items:
Restructuring and related charges	4.5	5.4	61.2	27.4
Acquisition, integration and divestiture costs	0.9	0.1	4.2	0.7
Gain on divested assets	(1.1)	—	(0.5)	—
Financial control remediation and sustainability actions and related charges	0.7	3.4	8.5	9.8
Excessive coupon redemptions	—	—	4.2	—
COVID-19 charges	9.7	—	35.1	—
Capital structure and related charges	9.3	—	9.3	—
Impairment charges	—	—	144.1	—
Operating (loss) income	(9.7)	16.7	(254.7)	(16.0)
Less:
Interest Expense	68.7	50.2	178.0	145.7
Amortization of debt issuance costs	7.8	3.7	17.8	10.4
Gain on early extinguishment of debt	(31.2)	—	(43.1)	—
Foreign currency (gains) losses, net	(9.8)	7.6	9.1	9.0
Miscellaneous, net	(2.6)	1.7	13.9	7.6
Loss from continuing operations before income taxes	$(42.6)	$(46.5)	$(430.4)	$(188.7)

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Segment Net Sales:
Revlon	$166.0	$217.3	$482.8	$716.1
Elizabeth Arden	106.3	123.2	282.4	352.0
Portfolio	99.6	118.2	298.1	354.1
Fragrances	105.2	138.1	214.4	298.0
Total	$477.1	$596.8	$1,277.7	$1,720.2

Segment Profit:
Revlon	$14.2	$7.9	$43.6	$60.6
Elizabeth Arden	3.8	13.0	19.7	18.2
Portfolio	12.6	14.7	35.3	26.0
Fragrances	25.9	34.6	35.6	54.5
Total	$56.5	$70.2	$134.2	$159.3

Reconciliation:
Total Segment Profit	$56.5	$70.2	$134.2	$159.3
Less:
Depreciation and amortization	35.1	38.9	108.3	124.6
Non-cash stock compensation expense	5.1	3.9	8.6	7.7
Non-Operating items:
Restructuring and related charges	4.5	5.4	61.2	27.4
Acquisition, integration and divestiture costs	0.9	0.1	4.2	0.7
Gain on divested assets	(1.1)	—	(0.5)	—
Financial control remediation and sustainability actions and related charges	0.7	3.4	8.5	9.8
Excessive coupon redemptions	—	—	4.2	—
COVID-19 charges	9.7	—	35.1	—
Capital structure and related charges	9.3	—	9.3	—
Impairment charge	—	—	144.1	—
Operating (loss) income	(7.7)	18.5	(248.8)	(10.9)
Less:
Interest Expense	68.7	50.2	178.0	145.7
Amortization of debt issuance costs	7.8	3.7	17.8	10.4
Gain on early extinguishment of debt	(31.2)	—	(43.1)	—
Foreign currency (gains) losses, net	(9.8)	7.6	9.1	9.0
Miscellaneous, net	(2.6)	1.7	13.9	7.6
Loss from continuing operations before income taxes	$(40.6)	$(44.7)	$(424.5)	$(183.6)

As of September 30, 2020, the Company had operations established in approximately 25 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following tables present the Company's segment net sales by geography and total net sales by classes of similar products for the periods presented:

	Three Months Ended September 30, 2020					Nine Months Ended September 30, 2020
	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total
Geographic Area(1):
Net Sales
North America	$86.4	$30.5	$59.9	$79.2	$256.0	$265.6	$66.9	$182.8	$151.1	$666.4
EMEA*	41.4	25.3	32.8	18.8	118.3	105.2	64.9	93.6	44.4	308.1
Asia	12.1	43.3	0.4	2.7	58.5	33.6	135.5	1.6	8.1	178.8
Latin America*	11.3	2.5	3.3	1.5	18.6	35.3	3.5	11.6	2.6	53.0
Pacific*	14.8	4.7	3.2	3.0	25.7	43.1	11.6	8.5	8.2	71.4
	$166.0	$106.3	$99.6	$105.2	$477.1	$482.8	$282.4	$298.1	$214.4	$1,277.7

	Three Months Ended September 30, 2019					Nine Months Ended September 30, 2019
	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total
Geographic Area(1):
Net Sales
North America	$100.0	$29.5	$71.4	$98.6	$299.5	367.9	83.9	214.5	198.4	$864.7
EMEA*	48.1	37.3	38.4	26.8	150.6	153.3	95.8	111.0	68.9	429.0
Asia	30.1	46.5	1.0	4.0	81.6	78.4	148.1	3.2	12.8	242.5
Latin America*	18.8	2.2	4.5	3.1	28.6	56.2	7.2	16.2	7.1	86.7
Pacific*	20.3	7.7	2.9	5.6	36.5	60.3	17.0	9.2	10.8	97.3
	$217.3	$123.2	$118.2	$138.1	$596.8	$716.1	$352.0	$354.1	$298.0	$1,720.2

(1) During the first quarter of 2020, the Company changed the presentation of its Travel Retail business, which previously was included in its EMEA Region, as it is currently presented within each geographic area in accordance with the location of the retail customer. Travel Retail net sales represented approximately 2.0% and 4.6% of the Company's total net sales for the third quarter of 2020 and 2019, respectively, and 2.2% and 4.9% of the Company's total net sales for the nine months ended September 30, 2020 and 2019, respectively. Prior year amounts have been updated to reflect the current year presentation.

* The EMEA region includes Europe, the Middle East and Africa; the Latin America region includes Mexico, Central America and South America; and the Pacific region includes Australia and New Zealand.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Classes of similar products:
Net sales:
Color cosmetics	$104.7	22%	$173.6	29%	$305.3	24%	$569.9	33%
Fragrance	141.6	30%	183.7	31%	300.5	24%	411.1	24%
Hair care	115.9	24%	120.5	20%	338.0	26%	379.0	22%
Beauty care	50.4	11%	43.6	7%	141.9	11%	132.7	8%
Skin care	64.5	13%	75.4	13%	192.0	15%	227.5	13%
	$477.1		$596.8		$1,277.7		$1,720.2

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following table presents the Company's long-lived assets by geographic area as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
Long-lived assets, net:
United States	$1,208.1	82%	$1,414.0	83%
International	259.3	18%	280.1	17%
	$1,467.4		$1,694.1

15. REVLON, INC. BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Shares used in calculating Revlon's basic loss per share are computed using the weighted-average number of Revlon's shares of Class A Common Stock outstanding during each period. Shares used in diluted loss per share include the dilutive effect of unvested restricted stock, LTIP RSUs and TIP RSUs under the Company’s Stock Plan using the treasury stock method. For the respective periods ended September 30, 2020 and 2019, Revlon's diluted loss per share equals basic loss per share, as the assumed vesting of restricted stock, LTIP RSUs and TIP RSUs would have an anti-dilutive effect. As of September 30, 2020 and 2019, there were no outstanding stock options under the Company's Stock Plan. See Note 11, "Stock Compensation Plan," for information on the LTIP and TIP RSUs.

Following are the components of Revlon's basic and diluted loss per common share for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerator:
Loss from continuing operations, net of taxes	$(44.5)	$(44.4)	$(385.2)	$(185.5)
(Loss) income from discontinued operations, net of taxes	—	(0.3)	—	2.0
Net loss	$(44.5)	$(44.7)	$(385.2)	$(183.5)
Denominator:
Weighted-average common shares outstanding – Basic	53,476,354	53,129,004	53,371,986	53,057,154
Effect of dilutive restricted stock and RSUs	—	—	—	—
Weighted-average common shares outstanding – Diluted	53,476,354	53,129,004	53,371,986	53,057,154
Basic and Diluted (loss) earnings per common share:
Continuing operations	$(0.83)	$(0.84)	$(7.22)	$(3.50)
Discontinued operations	—	—	—	0.04
Net loss per common share	$(0.83)	$(0.84)	$(7.22)	$(3.46)

Unvested restricted stock and RSUs under the Stock Plan(a)	—	314,478	—	406,854
(a) These are outstanding common stock equivalents that were not included in the computation of Revlon's diluted earnings per common share because their inclusion would have had an anti-dilutive effect.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

16. CONTINGENCIES

On August 12, 2020, UMB Bank, National Association (“UMB”), purporting to act as successor agent under the Term Credit Agreement, dated as of September 7, 2016 (as amended as of May 7, 2020 and as otherwise amended, restated, supplemented or otherwise modified from time to time, the “2016 Credit Agreement”), filed a lawsuit, titled UMB Bank, National Association v. Revlon, Inc. et al., against Revlon, Inc., Products Corporation, several of Products Corporation’s subsidiaries, and several of Products Corporation’s contractual counterparties, including Citibank, Jefferies Finance LLC, Jefferies LLC, and Ares Corporate Opportunities Fund V, in the U.S. District Court for the Southern District of New York (the “Complaint”). The Complaint alleged various claims, stemming from alleged breaches of the 2016 Credit Agreement. The Company believes that this lawsuit was without merit. On November 6, 2020, having failed to serve the lawsuit on any defendant or make any effort to pursue the case, UMB Bank dismissed the case without prejudice to its right to refile it at a later date.
The Company is also involved in various routine legal proceedings incidental to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows. However, in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period.

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

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The net activity related to services purchased under the Reimbursement Agreements during the nine months ended September 30, 2020 and 2019 was $0.6 million income and $0.3 million expense, respectively. As of September 30, 2020 and December 31, 2019, a receivable balance of $0.3 million from, and a payable balance of $0.2 million to, MacAndrews & Forbes, respectively, were included in the Company's Unaudited Consolidated Balance Sheet for transactions subject to the Reimbursement Agreements.

2020 Restated Line of Credit Facility

See Note 7, "Debt," in this Form 10-Q regarding the 2020 Restated Line of Credit Facility between Products Corporation and MacAndrews & Forbes Group, LLC.

Other

During the nine months ended September 30, 2020 and 2019, the Company engaged several companies in which MacAndrews & Forbes had a controlling interest to provide the Company with various ordinary course business services. These services included processing approximately $28.2 million and $19.8 million of coupon redemptions for the Company's retail customers for the nine months ended September 30, 2020 and 2019, respectively, for which the Company incurred fees of approximately $0.8 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively, and other similar advertising, coupon redemption and raw material supply services, for which the Company had net payables aggregating to approximately $0.4 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and December 31, 2019, a payable balance of approximately $1.7 million and $5.5 million, respectively, were included in the Company's Consolidated Balance Sheet for the aforementioned coupon redemption services. The Company believes that its engagement of each of these affiliates was on arm's length terms, taking into account each firm's expertise in its respective field, and that the fees paid or received were at least as favorable as those available from unaffiliated parties.

In April 2020, in connection with the organizational measures taken by the Company in response to COVID-19, the Company and Ms. Debbie Perelman, the Company’s President and Chief Executive Officer and a member of Revlon’s and Products Corporation’s Boards of Directors, agreed in writing that, effective on or about April 11, 2020, Ms. Perelman’s base salary would be reduced by 40% to $675,000, less all applicable withholdings and deductions, during the span of COVID-19. The Chairman of the Compensation Committee has the authority to reinstate Ms. Perelman’s base salary in effect immediately prior to such amendment at any time he deems appropriate, in his sole discretion, exercised reasonably. In July 2020, the Chairman of the Compensation Committee, acting pursuant to his delegated authority, partially reinstated Ms. Perelman’s base salary to the same 25% reduction applicable to the other members of the Company’s Executive Leadership Team. In late September 2020, the Company's CEO adjusted the initial COVID-driven 25% reduction in the base salary for members of its Executive Leadership Team to a 20% reduction. Also in connection with such COVID-19 measures, in March 2020, the Company agreed in writing with each of Ms. Mitra Hormozi and Mr. E. Scott Beattie that, effective April 1, 2020, their provision of advisory services to the Company was suspended, and payment of their consulting fees was also suspended. In connection with Ms. Hormozi’s resignation from the Board in July 2020, the Company and Ms. Hormozi terminated her Consulting Agreement, dated as of November 7, 2019, as amended, which Consulting Agreement had previously been suspended as part of the organizational cost-reduction measures taken by the Company in response to the ongoing COVID-19 pandemic. The Company’s CEO may reinstate Mr. Beattie’s advisory services and payment of his consulting fees at the appropriate time, in her sole discretion, exercised reasonably. See Note 19, "Subsequent Events."

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

MacAndrews & Forbes tendered approximately $15.5 million of 5.75% Senior Notes into the Exchange Offer and, in exchange, received the Mixed Consideration as described herein, in accordance with the terms and conditions of the Exchange Offer.

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

The following Condensed Consolidating Financial Statements present the financial information as of September 30, 2020 and December 31, 2019, and for each of the three and nine months September 30, 2020 and 2019 for (i) Products Corporation on a stand-alone basis; (ii) the Guarantor Subsidiaries on a stand-alone basis; (iii) the subsidiaries of Products Corporation that do not guarantee Products Corporation's 5.75% Senior Notes and 6.25% Senior Notes (the "Non-Guarantor Subsidiaries") on a stand-alone basis; and (iv) Products Corporation, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis. The Condensed Consolidating Financial Statements are presented on the equity method, under which the investments in subsidiaries are recorded at cost and adjusted to the applicable share of the subsidiary's cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Products Corporation and Subsidiaries Condensed Consolidating Balance Sheets
As of September 30, 2020
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$167.8	$8.8	$91.7	$—	$268.3
Trade receivables, less allowances for doubtful accounts	54.6	107.7	178.5	—	340.8
Inventories, net	141.0	180.9	203.6	—	525.5
Prepaid expenses and other	215.0	31.2	59.4	—	305.6
Intercompany receivables	3,375.6	3,296.1	464.4	(7,136.1)	—
Investment in subsidiaries	1,581.4	(0.1)	—	(1,581.3)	—
Property, plant and equipment, net	184.4	70.5	100.9	—	355.8
Deferred income taxes	243.5	(70.6)	39.0	—	211.9
Goodwill	48.9	264.0	250.3	—	563.2
Intangible assets, net	10.8	192.1	233.0	—	435.9
Other assets	69.0	13.4	30.1	—	112.5
Total assets	$6,092.0	$4,094.0	$1,650.9	$(8,717.4)	$3,119.5
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$—	$2.0	$—	$2.0
Current portion of long-term debt	649.0	—	55.5	—	704.5
Accounts payable	75.1	62.2	82.6	—	219.9
Accrued expenses and other	243.5	(48.2)	195.5	—	390.8
Intercompany payables	3,496.2	3,013.9	625.9	(7,136.0)	—
Long-term debt	2,926.2	—	0.3	—	2,926.5
Other long-term liabilities	172.9	109.3	38.1	—	320.3
Total liabilities	7,562.9	3,137.2	999.9	(7,136.0)	4,564.0
Stockholder’s (deficiency) equity	(1,470.9)	956.8	651.0	(1,581.4)	(1,444.5)
Total liabilities and stockholder’s (deficiency) equity	$6,092.0	$4,094.0	$1,650.9	$(8,717.4)	$3,119.5

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Balance Sheets
As of December 31, 2019
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$0.8	$6.4	$97.1	$—	$104.3
Trade receivables, less allowances for doubtful accounts	95.5	92.3	235.6	—	423.4
Inventories, net	131.0	151.5	165.9	—	448.4
Prepaid expenses and other	219.7	26.4	46.5	—	292.6
Intercompany receivables	2,857.7	2,854.6	452.7	(6,165.0)	—
Investment in subsidiaries	1,598.3	30.7	—	(1,629.0)	—
Property, plant and equipment, net	208.7	89.5	110.4	—	408.6
Deferred income taxes	165.0	(37.8)	30.9	—	158.1
Goodwill	159.9	264.0	249.8	—	673.7
Intangible assets, net	13.0	346.9	130.8	—	490.7
Other assets	67.8	16.2	37.1	—	121.1
Total assets	$5,517.4	$3,840.7	$1,556.8	$(7,794.0)	$3,120.9
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$—	$2.2	$—	$2.2
Current portion of long-term debt	287.9	—	0.1	—	288.0
Accounts payable	108.4	39.9	103.5	—	251.8
Accrued expenses and other	124.1	70.0	224.1	—	418.2
Intercompany payables	3,030.3	2,668.7	466.0	(6,165.0)	—
Long-term debt	2,822.2	—	84.0	—	2,906.2
Other long-term liabilities	220.4	118.2	5.3	—	343.9
Total liabilities	6,593.3	2,896.8	885.2	(6,165.0)	4,210.3
Stockholder’s (deficiency) equity	(1,075.9)	943.9	671.6	(1,629.0)	(1,089.4)
Total liabilities and stockholder’s (deficiency) equity	$5,517.4	$3,840.7	$1,556.8	$(7,794.0)	$3,120.9

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Three Months Ended September 30, 2020
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$95.7	$148.9	$232.4	$0.1	$477.1
Cost of sales	45.6	92.6	96.0	0.1	234.3
Gross profit	50.1	56.3	136.4	—	242.8
Selling, general and administrative expenses	84.4	47.7	119.3	—	251.4
Acquisition and integration costs	0.8	—	0.1	—	0.9
Restructuring charges and other, net	(8.4)	2.7	5.0	—	(0.7)
Impairment charges	(23.4)	22.0	1.4	—	—
Gain on divested assets	(1.1)	—	—	—	(1.1)
Operating (loss) income	(2.2)	(16.1)	10.6	—	(7.7)
Other (income) expense:
Intercompany interest, net	(0.5)	0.7	(0.2)	—	—
Interest expense	67.3	—	1.4	—	68.7
Amortization of debt issuance costs	7.8	—	—	—	7.8
Gain on early extinguishment of debt	(31.2)	—	—	—	(31.2)
Foreign currency losses (gains), net	1.0	(0.7)	(10.1)	—	(9.8)
Miscellaneous, net	(1.8)	(55.4)	54.6	—	(2.6)
Other expense (income), net	42.6	(55.4)	45.7	—	32.9
(Loss) income from continuing operations before income taxes	(44.8)	39.3	(35.1)	—	(40.6)
(Benefit from) provision for income taxes	(6.3)	17.8	(9.2)	—	2.3
(Loss) income from continuing operations, net of taxes	(38.5)	21.5	(25.9)	—	(42.9)
Equity in income (loss) of subsidiaries	30.0	(10.0)	—	(20.0)	—
Net (loss) income	$(8.5)	$11.5	$(25.9)	$(20.0)	$(42.9)
Other comprehensive income (loss)	5.0	(7.1)	1.6	5.5	5.0
Total comprehensive (loss) income	$(3.5)	$4.4	$(24.3)	$(14.5)	$(37.9)

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Three Months Ended September 30, 2019
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$118.4	$174.8	$303.9	$(0.3)	$596.8
Cost of sales	64.9	88.1	116.3	(0.3)	269.0
Gross profit	53.5	86.7	187.6	—	327.8
Selling, general and administrative expenses	90.5	82.1	133.7	—	306.3
Acquisition and integration costs	0.1	—	—	—	0.1
Restructuring charges and other, net	1.0	0.5	1.4	—	2.9
Operating (loss) income	(38.1)	4.1	52.5	—	18.5
Other (income) expense:
Intercompany interest, net	(1.1)	0.6	0.5	—	—
Interest expense	48.5	—	1.7	—	50.2
Amortization of debt issuance costs	3.7	—	—	—	3.7
Foreign currency losses (gains), net	0.9	(0.1)	6.8	—	7.6
Miscellaneous, net	(8.4)	(10.0)	20.1	—	1.7
Other expense (income), net	43.6	(9.5)	29.1	—	63.2
(Loss) income from continuing operations before income taxes	(81.7)	13.6	23.4	—	(44.7)
(Benefit from) provision for income taxes	(31.4)	18.9	10.7	—	(1.8)
Loss (income) from continuing operations, net of taxes	(50.3)	(5.3)	12.7	—	(42.9)
Income from discontinued operations, net of taxes	—	—	(0.3)	—	(0.3)
Equity in income (loss) of subsidiaries	30.8	0.1	—	(30.9)	—
Net (loss) income	$(19.5)	$(5.2)	$12.4	$(30.9)	$(43.2)
Other comprehensive income (loss)	0.5	3.9	(1.9)	(2.0)	0.5
Total comprehensive (loss) income	$(19.0)	$(1.3)	$10.5	$(32.9)	$(42.7)

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Nine Months Ended September 30, 2020
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$305.9	$339.6	$632.2	$—	$1,277.7
Cost of sales	158.5	190.5	251.7	—	600.7
Gross profit	147.4	149.1	380.5	—	677.0
Selling, general and administrative expenses	247.6	163.8	321.8	—	733.2
Acquisition, integration and divestiture costs	4.0	—	0.2	—	4.2
Restructuring charges and other, net	32.3	7.0	5.5	—	44.8
Impairment charges	120.7	22.0	1.4	—	144.1
Gain on divested assets	(0.5)	—	—	—	(0.5)
Operating (loss) income	(256.7)	(43.7)	51.6	—	(248.8)
Other (income) expense:
Intercompany interest, net	(3.5)	1.8	1.7	—	—
Interest expense	173.0	—	5.0	—	178.0
Amortization of debt issuance costs	17.8	—	—	—	17.8
Gain on early extinguishment of debt	(43.1)	—	—	—	(43.1)
Foreign currency losses, net	1.6	1.7	5.8	—	9.1
Miscellaneous, net	(0.9)	(71.5)	86.3	—	13.9
Other expense (income), net	144.9	(68.0)	98.8	—	175.7
Loss from continuing operations before income taxes	(401.6)	24.3	(47.2)	—	(424.5)
Benefit from for income taxes	(58.4)	19.2	(5.0)	—	(44.2)
Loss from continuing operations, net of taxes	(343.2)	5.1	(42.2)	—	(380.3)
Equity in (loss) income of subsidiaries	0.7	(36.9)	—	36.2	—
Net (loss) income	$(342.5)	$(31.8)	$(42.2)	$36.2	$(380.3)
Other comprehensive (loss) income	16.6	7.3	4.0	(11.3)	16.6
Total comprehensive (loss) income	$(325.9)	$(24.5)	$(38.2)	$24.9	$(363.7)

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Nine Months Ended September 30, 2019
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$429.4	$428.9	$865.4	$(3.5)	$1,720.2
Cost of sales	205.1	217.3	331.8	(3.5)	750.7
Gross profit	224.3	211.6	533.6	—	969.5
Selling, general and administrative expenses	329.5	238.7	399.9	—	968.1
Acquisition, integration and divestiture costs	0.6	0.1	—	—	0.7
Restructuring charges and other, net	3.4	3.4	4.8	—	11.6
Operating (loss) income	(109.2)	(30.6)	128.9	—	(10.9)
Other (income) expenses:
Intercompany interest, net	(3.5)	2.0	1.5	—	—
Interest expense	140.5	—	5.2	—	145.7
Amortization of debt issuance costs	10.4	—	—	—	10.4
Foreign currency losses, net	1.2	0.2	7.6	—	9.0
Miscellaneous, net	(26.4)	(36.2)	70.2	—	7.6
Other expense (income), net	122.2	(34.0)	84.5	—	172.7
(Loss) income from continuing operations before income taxes	(231.4)	3.4	44.4	—	(183.6)
(Benefit from) provision for income taxes	(36.8)	19.3	15.1	—	(2.4)
(Loss) income from continuing operations, net of taxes	(194.6)	(15.9)	29.3	—	(181.2)
Income from discontinued operations, net of taxes	—	—	2.0	—	2.0
Equity in income (loss) of subsidiaries	39.3	11.8	—	(51.1)	—
Net (loss) income	$(155.3)	$(4.1)	$31.3	$(51.1)	$(179.2)
Other comprehensive income (loss)	6.7	2.7	(1.8)	(0.9)	6.7
Total comprehensive (loss) income	$(148.6)	$(1.4)	$29.5	$(52.0)	$(172.5)

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2020
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(260.0)	$6.6	$(3.5)	$—	$(256.9)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	(6.0)	(0.5)	(0.9)	—	(7.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	2.5	(3.8)	0.6	—	(0.7)
Borrowings under the 2020 BrandCo Facilities	880.0	—	—	—	880.0
Repurchases of the 5.75% Senior Notes	(114.1)	—	—	—	(114.1)
Net borrowings under the Amended 2016 Revolving Credit Facility	19.5	—	—	—	19.5
Net borrowings under the 2019 Term Loan Facility (a)	(200.0)	—	—	—	(200.0)
Repayments under the 2018 Foreign Asset-Based Term Loan	(31.4)	—	—	—	(31.4)
Repayments under the 2016 Term Loan Facility	(9.2)	—	—	—	(9.2)
Payment of financing costs	(109.4)	—	1.1	—	(108.3)
Tax withholdings related to net share settlements of restricted stock and RSUs	(1.6)	—	—	—	(1.6)
Other financing activities	(0.1)	(0.1)	(0.1)	—	(0.3)
Net cash provided by (used in) financing activities	436.2	(3.9)	1.6	—	433.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.4	2.0	(2.8)	—	(0.4)
Net increase (decrease) in cash, cash equivalents and restricted cash	170.6	4.2	(5.6)	—	169.2
Cash, cash equivalents and restricted cash at beginning of period	$1.0	$6.4	$97.2	$—	$104.5
Cash, cash equivalents and restricted cash at end of period	$171.6	$10.6	$91.6	$—	$273.7

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2019
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(169.1)	$5.6	$(3.3)	$—	$(166.8)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	(10.9)	(2.0)	(7.1)	—	(20.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(11.5)	(7.2)	(3.7)	—	(22.4)
Net borrowings under the Amended 2016 Revolving Credit Facility	13.4	—	—	—	13.4
Net borrowings under the 2019 Term Loan Facility (a)	200.0	—	—	—	200.0
Repayments under the 2016 Term Loan Facility	(13.5)	—	—	—	(13.5)
Payments of financing costs	(12.2)	—	(1.2)	—	(13.4)
Tax withholdings related to net share settlements of restricted stock and RSUs	(1.6)	—	—	—	(1.6)
Other financing activities	(0.6)	(0.1)	(0.2)	—	(0.9)
Net cash provided by (used in) financing activities	174.0	(7.3)	(5.1)	—	161.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	0.4	(1.8)	—	(1.4)
Net decrease in cash, cash equivalents and restricted cash	(6.0)	(3.3)	(17.3)	—	(26.6)
Cash, cash equivalents and restricted cash at beginning of period	$7.2	$6.6	$73.7	$—	87.5
Cash, cash equivalents and restricted cash at end of period	$1.2	$3.3	$56.4	$—	$60.9

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

19. SUBSEQUENT EVENTS

5.75% Senior Notes Exchange Offer

On October 23, 2020, Products Corporation amended its previously-announced Exchange Offer to exchange any and all of the then-outstanding $342,785,000 in aggregate principal amount of its Existing 5.75% Senior Notes, as described in the amended and restated Offering Memorandum and Consent Solicitation Statement (the “Offering Memorandum”), dated October 23, 2020, which Exchange Offer closed on November 13, 2020. Concurrently with the Exchange Offer, Products Corporation solicited consents (the “Consent Solicitation”) to eliminate substantially all of the restrictive covenants and certain events of default provisions from the indenture governing the 5.75% Senior Notes (the “5.75% Senior Notes Indenture”).

For each $1,000 principal amount of 5.75% Senior Notes validly tendered, holders received either, at their option, (i) $275 in cash (plus a $50 early tender/consent fee payable if such 5.75% Senior Notes are tendered at or before 11:59 p.m. New York City time, on November 10, 2020 (the "Expiration Time"), for an aggregate of $325 in cash, or (ii) a combination of (1) $200 in cash (plus a $50 early tender/consent fee payable if such 5.75% Senior Notes are tendered at or before the Expiration Time), for an aggregate of $250 in cash, plus, (2) (A) the Per $1,000 Pro Rata Share of $50 million aggregate principal amount of new 2020 ABL FILO Term Loans and (B) the Per $1,000 Pro Rata Share of $75 million aggregate principal amount of the New BrandCo Second-Lien Term Loans, if the holder is: (a)(i) a qualified institutional buyer as defined in Rule 144A under the Securities Act; (ii) an institutional accredited investor within the meaning of Rule 501(a)(1), (a)(2), (a)(3) or (a)(7) of the Securities Act; or (iii) a person that is not a “U.S. person” within the meaning of Regulation S under the Securities Act, (b) not a natural person and (c) not a “Disqualified Institution” (as defined under the Amended 2016 Revolving Credit Facility and related security documents and intercreditor agreements or the 2020 BrandCo Term Loan Facility and related security documents and intercreditor agreements).

On November 13, 2020, the Company announced that the Exchange Offer was successfully consummated and that Products Corporation had accepted $236 million in aggregate principal amount of 5.75% Senior Notes tendered in the Exchange Offer. Products Corporation used cash on hand to redeem, effective as of November 13, 2020, the remaining $106.8 million in aggregate principal amount of 5.75% Senior Notes pursuant to the terms of the 5.75% Senior Notes Indenture. Following the consummation of the Exchange Offer and the satisfaction and discharge of the remaining 5.75% Senior Notes, no 5.75% Senior Notes remained outstanding. Accrued and unpaid interest on the 5.75% Senior Notes that were tendered in the Exchange Offer was paid to, but not including, the settlement date of the Exchange Offer.

The 2020 ABL FILO Term Loans are new “Tranche B” term loans in the aggregate principal amount of $50 million, ranking junior in right of payment to the “Tranche A” revolving loans under the Amended 2016 Revolving Credit Agreement and equal in right of payment with all existing and future unsubordinated indebtedness of Products Corporation and the guarantors under the Amended 2016 Revolving Credit Agreement (such new Tranche B term loans, the “2020 ABL FILO Term Loans”). The 2020 ABL FILO Term Loans will mature six months after the maturity date of the Tranche A Loans (and any extension thereof in part or in whole). The 2020 ABL FILO Term Loans bear interest at a rate of LIBOR (subject to a 1.75% floor) plus 8.50% per annum, accruing from the settlement date of the Exchange Offer. The borrowing base for the 2020 ABL FILO Term Loans consists of an advance rate of 100% of eligible collateral with a customary push down reserve, with collateral consisting of: (i) a first-priority lien on accounts receivable, inventory, cash, negotiable instruments, chattel paper, investment property (other than capital stock), equipment and real property of Products Corporation and the subsidiary guarantors, subject to customary exceptions (the “Priority Collateral”); and (ii) a second-priority lien on substantially all tangible and intangible personal property of Products Corporation and the subsidiary guarantors, subject to customary exclusions (other than the Priority Collateral).

The New BrandCo Second Lien Term Loans are “Term B-2 Loans” in the aggregate principal amount of $75 million (ranking junior to the Term B-1 Loans and senior to the Term B-3 Loans with respect to liens on certain specified collateral) under the 2020 BrandCo Term Loan Facility (such Term B-2 Loans, the “New BrandCo Second-Lien Term Loans”). See Note 7, “Debt,” and Note 19, “Subsequent Events,” regarding the 2020 BrandCo Refinancing Transactions for further details and amounts outstanding under the 2020 BrandCo Credit Agreement).

In conjunction with the Exchange Offer, Products Corporation conducted the Consent Solicitation to effectuate amendments to the 5.75% Senior Notes Indenture, which eliminated substantially all of the restrictive covenants and certain events of default provisions from the 5.75% Senior Notes Indenture.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Amendment No. 1 to BrandCo Credit Agreement

On November 13, 2020, Products Corporation entered into that certain Amendment No. 1 (the “BrandCo Amendment”) to the 2020 BrandCo Credit Agreement in connection with the Exchange Offer in order to, among other things, provide for the incurrence of $75 million in aggregate principal amount of New BrandCo Second-Lien Term Loans. The New BrandCo Second Lien Term Loans are a separate tranche of “Term B-2 Loans” (ranking junior to the Term B-1 Loans and senior to the Term B-3 Loans with respect to liens on certain specified collateral) under the BrandCo Credit Agreement. Except as to the use of proceeds, the terms of the New BrandCo Second-Lien Term Loans are substantially consistent with the other Term B-2 Loans. In connection with the BrandCo Amendment, Products Corporation paid certain fees to the lenders in-kind in the form of New BrandCo Second-Lien Term Loans in accordance with the BrandCo TSA.

Amendment to Credit Facilities; New Tranche B ABL FILO Term Loan Facility

On October 23, 2020 (the “5th Amendment Effective Date”), Products Corporation entered into Amendment No. 5 (the “5th Amendment”) to the Amended 2016 Revolving Credit Agreement.

The 5th Amendment amended and restated the Amended 2016 Revolving Credit Agreement to add a new Tranche B consisting of $50 million aggregate principal amount of “first-in, last-out” Tranche B term loans (such new Tranche B, the “2020 ABL FILO Term Loan Facility” and the loans incurred thereunder, the “2020 ABL FILO Term Loans”). The 5th Amendment also required Products Corporation to maintain "Excess Availability" (as defined in the 5th Amendment) of at least $85 million from the 5th Amendment Effective Date until the transactions contemplated by the Exchange Offer were consummated (such date, the “Exchange Offer Effective Date”). As a result, on October 23, 2020, Products Corporation repaid $35 million of Tranche A loans under the Amended 2016 Revolving Credit Agreement.

On the Exchange Offer Effective Date, Products Corporation’s As-Adjusted Liquidity was required to be at least $175 million (which condition was satisfied) and Products Corporation cannot hold more than $100 million in cash or Cash Equivalents (as defined in the 5th Amendment). Furthermore, the 5th Amendment provides that a $30 million reserve will be automatically and immediately established against the Tranche A Borrowing Base (as defined in the 5th Amendment) if the results of ongoing appraisals and field exams are not delivered to the administrative agent prior to the occurrence of certain specified defaults.

Products Corporation will pay customary fees to Alter Domus (US) LLC as the administrative agent for the 2020 ABL FILO Term Loan Facility. Except as to maturity date, interest, borrowing base and differences due to their nature as term loans, the terms of the 2020 ABL FILO Term Loans are otherwise substantially consistent with the Tranche A Revolving Loans.

COVID-19-Related Compensation Actions

In November 2020, the Compensation Committee of Revlon’s Board of Directors ratified the following changes to the previously-disclosed COVID-19-related compensation arrangements for certain members of management and the Board: (i) the determination by Mr. Alan Bernikow, in his role as Chairman of the Compensation Committee, to reinstate Ms. Perelman’s annual base salary back to its pre-pandemic level of $1,125,000 per annum, pursuant to the Board’s delegation of such authority to Mr. Bernikow at the time such reductions were implemented in April 2020; and (ii) the determinations by Ms. Perelman, in her role as the Company’s President and Chief Executive Officer, to reinstate (A) the annual retainer fees for non-employee Board members, Audit Committee members and the chairmen of the Audit Committee and the Compensation Committee to their pre-pandemic levels (i.e., $115,000 per annum for Revlon Board members, $25,000 per annum for Products Corporation’s Board members, $10,000 per annum for Audit Committee members and $10,000 per annum for the chairman of each of the Audit Committee and Compensation Committee) and (B) the annual base salaries for certain members of the Company’s Executive Leadership Team back to their respective pre-pandemic levels, pursuant to the Board’s delegation of such authority to Ms. Perelman at the time such reductions were implemented in April 2020.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Item 2. Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations

RECENT DEVELOPMENTS
Liquidity and Ability to Continue as a Going Concern

The ongoing and prolonged COVID-19 pandemic has continued to adversely impact the Company’s business in the third quarter of 2020 and beyond, as social-distancing restrictions and related actions designed to curb the spread of the virus have remained in place or have been reinstated as the COVID-19 pandemic spikes across the globe. These adverse economic conditions have resulted in the general slowdown of the global economy, in turn contributing to a significant decline in net sales within each of the Company’s reporting segments and regions.

As previously disclosed, on October 23, 2020, Products Corporation commenced an amended exchange offer (as amended, the “Exchange Offer”) to exchange any and all of its outstanding 5.75% Senior Notes due 2021 (the “5.75% Senior Notes”), which closed on November 13, 2020. In the Exchange Offer, for each $1,000 principal amount of 5.75% Senior Notes validly tendered, holders received either, at their option, (i) $275 in cash (plus a $50 early tender/consent fee payable if such 5.75% Senior Notes were tendered at or before 11:59 p.m. New York City time on November 10, 2020 (the “Expiration Time”)), for an aggregate of $325 in cash (the “Cash Consideration”), or (ii) a combination of (1) $200 in cash (plus a $50 early tender/consent fee payable if such 5.75% Senior Notes were tendered at or before the Expiration Time), for an aggregate of $250 in cash, plus, (2) (A) the Per $1,000 Pro Rata Share (as hereinafter defined) of $50 million aggregate principal amount of new 2020 ABL FILO Term Loans (as hereinafter defined) and (B) the Per $1,000 Pro Rata Share of $75 million aggregate principal amount of the New BrandCo Second-Lien Term Loans (the “Mixed Consideration” and such loans, together with the 2020 ABL FILO Term Loans, the “New Loans”), if the holder is: (a)(i) a qualified institutional buyer as defined in Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”); (ii) an institutional accredited investor within the meaning of Rule 501(a)(1), (a)(2), (a)(3) or (a)(7) of the Securities Act; or (iii) a person that is not a “U.S. person” within the meaning of Regulation S under the Securities Act, (b) not a natural person and (c) not a “Disqualified Institution” (as defined under the Amended 2016 Revolving Credit Facility and related security documents and intercreditor agreements or the 2020 BrandCo Term Loan Facility and related security documents and intercreditor agreements) (an “Eligible Holder”). The “Per $1,000 Pro Rata Share” is (1) $1,000, divided by (2) the aggregate principal amount of 5.75% Senior Notes tendered for Mixed Consideration by all Eligible Holders and accepted for payment by Products Corporation.

On November 13, 2020, the Company announced that the Exchange Offer was successfully consummated and that Products Corporation had accepted $236 million in aggregate principal amount of 5.75% Senior Notes tendered in the Exchange Offer. Products Corporation used cash on hand to redeem, effective as of November 13, 2020, the remaining $106.8 million in aggregate principal amount of 5.75% Senior Notes pursuant to the terms of the indenture governing the 5.75% Senior Notes. Following the consummation of the Exchange Offer and the satisfaction and discharge of the remaining 5.75% Senior Notes, no 5.75% Senior Notes remained outstanding.

In addition, the Company’s Amended 2016 Revolving Credit Facility matures on September 7, 2021, and the Company is currently in discussions with various lenders to extend such maturity or refinance such facility.

The uncertainty as to Products Corporation’s ability to extend or refinance the Amended 2016 Revolving Credit Facility raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

For more information, please see the risk factors discussed in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

5.75% Senior Notes Exchange Offer

On October 23, 2020, Products Corporation amended its previously-announced Exchange Offer to exchange any and all of the then-outstanding $342,785,000 in aggregate principal amount of its Existing 5.75% Senior Notes, as described in the amended and restated Offering Memorandum and Consent Solicitation Statement (the “Offering Memorandum”), dated October 23, 2020, which Exchange Offer closed on November 13, 2020. Concurrently with the Exchange Offer, Products Corporation solicited consents to eliminate substantially all of the restrictive covenants and certain events of default provisions from the indenture governing the 5.75% Senior Notes (the “5.75% Senior Notes Indenture”).

For each $1,000 principal amount of 5.75% Senior Notes validly tendered, holders received either, at their option, (i) $275 in cash (plus a $50 early tender/consent fee payable if such 5.75% Senior Notes are tendered at or before 11:59 p.m. New York City time, on November 10, 2020 (the "Expiration Time"), for an aggregate of $325 in cash, or (ii) a combination of (1) $200 in cash (plus a $50 early tender/consent fee payable if such 5.75% Senior Notes are tendered at or before the Expiration Time), for an aggregate of $250 in cash, plus, (2) (A) the Per $1,000 Pro Rata Share of $50 million aggregate principal amount of new 2020 ABL FILO Term Loans and (B) the Per $1,000 Pro Rata Share of $75 million aggregate principal amount of the New BrandCo Second-Lien Term Loans, if the holder is an Eligible Holder.

On November 13, 2020, the Company announced that the Exchange Offer was successfully consummated and that Products Corporation had accepted $236 million in aggregate principal amount of 5.75% Senior Notes tendered in the Exchange Offer. Products Corporation used cash on hand to redeem, effective as of November 13, 2020, the remaining $106.8 million in aggregate principal amount of 5.75% Senior Notes pursuant to the terms of the 5.75% Senior Notes Indenture. Following the consummation of the Exchange Offer and the satisfaction and discharge of the remaining 5.75% Senior Notes, no 5.75% Senior Notes remained outstanding. Accrued and unpaid interest on the 5.75% Senior Notes that were tendered in the Exchange Offer was paid to, but not including, the settlement date of the Exchange Offer.

The 2020 ABL FILO Term Loans are new “Tranche B” term loans in the aggregate principal amount of $50 million, ranking junior in right of payment to the “Tranche A” revolving loans under the Amended 2016 Revolving Credit Agreement and equal in right of payment with all existing and future unsubordinated indebtedness of Products Corporation and the guarantors under the Amended 2016 Revolving Credit Agreement (such new Tranche B term loans, the “2020 ABL FILO Term Loans”). The 2020 ABL FILO Term Loans will mature six months after the maturity date of the Tranche A Loans (and any extension thereof in part or in whole). The 2020 ABL FILO Term Loans bear interest at a rate of LIBOR (subject to a 1.75% floor) plus 8.50% per annum, accruing from the settlement date of the Exchange Offer. The borrowing base for the 2020 ABL FILO Term Loans consists of an advance rate of 100% of eligible collateral with a customary push down reserve, with collateral consisting of: (i) a first-priority lien on accounts receivable, inventory, cash, negotiable instruments, chattel paper, investment property (other than capital stock), equipment and real property of Products Corporation and the subsidiary guarantors, subject to customary exceptions (the “Priority Collateral”); and (ii) a second-priority lien on substantially all tangible and intangible personal property of Products Corporation and the subsidiary guarantors, subject to customary exclusions (other than the Priority Collateral).

The New BrandCo Second Lien Term Loans are “Term B-2 Loans” in the aggregate principal amount of $75 million (ranking junior to the Term B-1 Loans and senior to the Term B-3 Loans with respect to liens on certain specified collateral) under the 2020 BrandCo Term Loan Facility (such Term B-2 Loans, the “New BrandCo Second-Lien Term Loans”). See Note 7, “Debt,” and Note 19, “Subsequent Events,” regarding the 2020 BrandCo Refinancing Transactions for further details and amounts outstanding under the 2020 BrandCo Credit Agreement).

In conjunction with the Exchange Offer, Products Corporation conducted the Consent Solicitation to effectuate amendments to the 5.75% Senior Notes Indenture, which eliminated substantially all of the restrictive covenants and certain events of default provisions from the 5.75% Senior Notes Indenture.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Amendment No. 1 to BrandCo Credit Agreement

On November 13, 2020, Products Corporation entered into that certain Amendment No. 1 (the “BrandCo Amendment”) to the 2020 BrandCo Credit Agreement in connection with the Exchange Offer in order to, among other things, provide for the incurrence of $75 million in aggregate principal amount of New BrandCo Second-Lien Term Loans. The New BrandCo Second Lien Term Loans are a separate tranche of “Term B-2 Loans” (ranking junior to the Term B-1 Loans and senior to the Term B-3 Loans with respect to liens on certain specified collateral) under the BrandCo Credit Agreement. Except as to the use of proceeds, the terms of the New BrandCo Second-Lien Term Loans are substantially consistent with the other Term B-2 Loans. In connection with the BrandCo Amendment, Products Corporation paid certain fees to the lenders in-kind in the form of New BrandCo Second-Lien Term Loans in accordance with the BrandCo TSA.

Amendment to Credit Facilities; New Tranche B ABL FILO Term Loan Facility

On October 23, 2020 (the “5th Amendment Effective Date”), Products Corporation entered into Amendment No. 5 (the “5th Amendment”) to the Amended 2016 Revolving Credit Agreement.

The 5th Amendment amended and restated the Amended 2016 Revolving Credit Agreement to add a new Tranche B consisting of $50 million aggregate principal amount of “first-in, last-out” Tranche B term loans (such new Tranche B, the “2020 ABL FILO Term Loan Facility” and the loans incurred thereunder, the “2020 ABL FILO Term Loans”). The 5th Amendment also required Products Corporation to maintain "Excess Availability" (as defined in the 5th Amendment) of at least $85 million from the 5th Amendment Effective Date until the transactions contemplated by the Exchange Offer were consummated (such date, the “Exchange Offer Effective Date”). As a result, on October 23, 2020, Products Corporation repaid $35 million of Tranche A loans under the Amended 2016 Revolving Credit Agreement.

On the Exchange Offer Effective Date, Products Corporation’s As-Adjusted Liquidity was required to be at least $175 million (which condition was satisfied) and Products Corporation cannot hold more than $100 million in cash or Cash Equivalents (as defined in the 5th Amendment). Furthermore, the 5th Amendment provides that a $30 million reserve will be automatically and immediately established against the Tranche A Borrowing Base (as defined in the 5th Amendment) if the results of ongoing appraisals and field exams are not delivered to the administrative agent prior to the occurrence of certain specified defaults.

Products Corporation will pay customary fees to Alter Domus (US) LLC as the administrative agent for the 2020 ABL FILO Term Loan Facility. Except as to maturity date, interest, borrowing base and differences due to their nature as term loans, the terms of the 2020 ABL FILO Term Loans are otherwise substantially consistent with the Tranche A Revolving Loans.

COVID-19-Related Compensation Actions

In November 2020, the Compensation Committee of Revlon’s Board of Directors ratified the following changes to the previously-disclosed COVID-19-related compensation arrangements for certain members of management and the Board: (i) the determination by Mr. Alan Bernikow, in his role as Chairman of the Compensation Committee, to reinstate Ms. Perelman’s annual base salary back to its pre-pandemic level of $1,125,000 per annum, pursuant to the Board’s delegation of such authority to Mr. Bernikow at the time such reductions were implemented in April 2020; and (ii) the determinations by Ms. Perelman, in her role as the Company’s President and Chief Executive Officer, to reinstate (A) the annual retainer fees for non-employee Board members, Audit Committee members and the chairmen of the Audit Committee and the Compensation Committee to their pre-pandemic levels (i.e., $115,000 per annum for Revlon Board members, $25,000 per annum for Products Corporation’s Board members, $10,000 per annum for Audit Committee members and $10,000 per annum for the chairman of each of the Audit Committee and Compensation Committee) and (B) the annual base salaries for certain members of the Company’s Executive Leadership Team back to their respective pre-pandemic levels, pursuant to the Board’s delegation of such authority to Ms. Perelman at the time such reductions were implemented in April 2020.

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
Business Strategy

The Company remains focused on its 3 key strategic pillars to drive its future success and growth. First, strengthening its iconic brands through innovation and relevant product portfolios; second, building its capabilities to better communicate and connect with its consumers through media channels where they spend the most time; and third, ensuring availability of its products where consumers shop, both in-store and increasingly online. The Company also continues to deliver against the objectives of the Revlon 2020 Restructuring Program, which includes rightsizing our organization with the objectives of driving improved profitability, cash flow and liquidity. The Company is also managing the business to conserve cash and liquidity, as well as focusing on stabilizing the business, growing e-commerce and preparing the foundation for achieving future growth.

Strategic Review

In August 2019, it was disclosed that MacAndrews & Forbes and the Company determined to explore strategic transactions involving the Company and third parties. This review is ongoing and remains focused on exploring potential options for the Company's portfolio and regional brands (the “Strategic Review”).

COVID-19 Impact on the Company’s Business

While the Company continues to execute its business strategy, the ongoing and prolonged COVID-19 pandemic has adversely impacted net sales in all major commercial regions around the globe that are important to the Company's business. COVID-19’s adverse impact on the global economy has contributed to significant and extended quarantines, stay-at-home orders and other social distancing measures; closures and bankruptcies of retailers, beauty salons, spas, offices and manufacturing facilities; increased levels of unemployment; travel and transportation restrictions leading to declines in consumer traffic in key shopping and tourist areas around the globe; and import and export restrictions. These adverse economic conditions have resulted in the general slowdown of the global economy, in turn contributing to a significant decline in net sales within each of the Company’s reporting segments and regions. As the Company currently expects that the COVID-19 pandemic, including the impact of the pandemic’s “second wave,” will continue to impact its business going forward, the Company will continue to closely monitor the associated impacts and take appropriate actions in an effort to mitigate COVID-19’s negative effects on the Company’s operations and financial results.

The ongoing and prolonged COVID-19 pandemic has continued to adversely impact the Company’s business in Q3 2020, as social-distancing restrictions and related actions designed to curb the spread of the virus have remained in place or have been reinstated as the COVID-19 pandemic spikes across the globe. These restrictions could continue for the foreseeable future, as global economies face a “second-wave” of the pandemic as re-opening plans are implemented.

The ongoing and prolonged COVID-19 pandemic contributed an estimated $119 million ($119 million "XFX," as hereinafter defined), to the Company's $119.7 million decline in net sales for the three months ended September 30, 2020, compared to the prior year quarter, and an estimated $387 million ($392 million XFX) to the Company's $442.5 million decline in net sales for the nine months ended September 30, 2020, compared to the prior year period. During the three months ended September 30, 2020, the Company experienced increased net sales of Revlon-branded beauty tools, Revlon hair color products and certain Elizabeth Arden skincare products in certain markets, as well as growth in the Company's e-commerce net sales.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

For the third quarter of 2020, Revlon segment net sales declined $51.3 million ($51.9 million XFX) versus the prior year quarter, with the ongoing and prolonged COVID-19 pandemic contributing an estimated $50 million ($50 million XFX) to such decline. During the third quarter of 2020, the Revlon segment experienced increased net sales of Revlon-branded beauty tools and hair color products in North America. COVID-19 had a similar negative impact on the Company's other reporting segments over such period, with COVID-19 contributing: (i) an estimated $25 million ($25 million XFX) to a $32.9 million ($33.1 million XFX) decline in the Fragrances segment; (ii) an estimated $24 million ($25 million XFX) to a $16.9 million ($18.4 million XFX) decline in the Elizabeth Arden segment; and (iii) an estimated $19 million ($19 million XFX) to a $18.6 million ($19.1 million XFX) decline in the Portfolio segment. Within the Company's Portfolio segment, during the third quarter of 2020 the Creme of Nature brand continued to deliver net sales growth versus the third quarter of 2019, driven by increased demand due to a shift in consumer buying preferences.

On a regional basis, the ongoing and prolonged COVID-19 pandemic had a similar negative impact on the Company's North America and International regions during the third quarter of 2020. Of a $43.5 million ($43.2 million XFX) decline in the Company's net sales in its North America region during the third quarter of 2020 compared to the third quarter of 2019, COVID-19 contributed an estimated $47 million ($47 million XFX) to such decline. Similarly, of a $76.2 million ($79.3 million XFX) decline in the Company's net sales in its International region over such period, COVID-19 contributed an estimated $72 million ($72 million XFX) to such decline. During the third quarter of 2020, on a regional basis, the Company also experienced increased net sales of Revlon-branded beauty tools, Revlon hair color products and certain Elizabeth Arden skincare products, predominantly in China, as well as growth in certain local and regional brands in various markets.

For the nine months ended September 30, 2020, Revlon segment net sales declined $233.3 million ($227.4 million XFX) versus the prior year period, with the ongoing and prolonged COVID-19 pandemic contributing an estimated $174 million ($176 million XFX) to such decline. During the nine months ended September 30, 2020, the Revlon segment experienced increased net sales of Revlon-branded beauty tools and Revlon hair color products in North America. COVID-19 had a similar negative impact on the Company's other reporting segments over such period, with COVID-19 contributing: (i) an estimated $93 million ($95 million XFX) to a $69.6 million ($66.8 million XFX) decline in the Elizabeth Arden segment, partially offset by higher net sales of Ceramide skin care products; (ii) an estimated $65 million ($65 million XFX) to a $83.6 million ($82.0 million XFX) decline in the Fragrances segment; and (iii) an estimated $56 million ($56 million XFX) to a $56.0 million ($52.2 million XFX) decline in the Portfolio segment.

On a regional basis, the ongoing and prolonged COVID-19 pandemic had a similar negative impact on the Company's North America and International regions during the nine months ended September 30, 2020. Of a $198.3 million ($197.3 million XFX) decline in the Company’s net sales in its North America region during the nine months ended September 30, 2020, compared to the prior year period, COVID-19 contributed an estimated $162 million ($163 million XFX) to such decline. Similarly, of a $244.2 million ($231.1 million XFX) decline in the Company’s net sales in its International region over such period, COVID-19 contributed an estimated $225 million ($229 million XFX) to such decline. During the nine months ended September 30, 2020, on a regional basis, the Company also experienced increased net sales of Revlon-branded beauty tools, Revlon hair color products and certain Elizabeth Arden skincare products, predominantly in China, as well as growth in Cutex nail care products, and certain local and regional brands, in certain markets.

In April 2020, the Company took several cost reduction measures designed to mitigate the adverse impact of the ongoing and prolonged COVID-19 pandemic on its net sales, including, without limitation: (i) reducing brand support, as a result of the abrupt decline in retail store traffic; (ii) continuing to monitor the Company’s sales and order flow and periodically scaling down operations and cancelling promotional programs; and (iii) closely managing cash flow and liquidity and prioritizing cash to minimize COVID-19’s impact on the Company’s production capabilities. In April 2020, the Company also implemented various organizational interim measures designed to reduce costs in response to COVID-19, including, without limitation: (i) switching to a reduced work week in the U.S. and in the Company's international locations and reducing executive and employee compensation in the range of 20% to 40%; (ii) furloughing approximately 40% of the Company’s U.S.-based office-based employees and 30% factory-based employees, as well as employees in a majority of the Company's other locations; (iii) suspending the Company’s 2020 merit base salary increases, discretionary profit sharing contributions and matching contributions to the Company’s 401(k) plan; (iv) reducing Board and committee compensation by 50% and eliminating Board and committee meeting fees; and (v) suspending or terminating services and payments under consulting agreements with certain directors. During the third quarter of 2020, the Company started to gradually roll back some of these measures especially with regards to some of the employees previously furloughed and/or on a reduced work week. With most of these measures still in place, including the Revlon 2020 Restructuring Program, the Company achieved cost reductions of approximately $78 million and $231 million during the three and nine months ended September 30, 2020, respectively, that have substantially offset the impact of the decline in the Company's net sales over such period. However, with the ongoing and prolonged COVID-19

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

pandemic, these mitigation actions may not prove to be effective in insulating the Company from any further damaging economic impacts from the pandemic.

For additional information regarding the Company's business, see "Part 1, Item 1 - Business" in the Company's 2019 Form 10-K. Certain capitalized terms used in this Form 10-Q are defined throughout this Item 2.

Overview of Net Sales and Earnings Results
Consolidated net sales in the third quarter of 2020 were $477.1 million, a $119.7 million decrease, or 20.1%, compared to $596.8 million in the third quarter of 2019. Excluding the $2.8 million favorable impact of foreign currency fluctuations (referred to herein as "FX," "XFX" or on an "XFX basis"), consolidated net sales decreased by $122.5 million, or 20.5%, during the third quarter of 2020. The ongoing and prolonged COVID-19 pandemic contributed an estimated $119 million ($119 million XFX) to the Company's $119.7 million decline in net sales in the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The XFX net sales decrease of $122.5 million in the third quarter of 2020 was due to: a $51.9 million, or 23.9%, decrease in Revlon segment net sales; a $33.1 million, or 24.0%, decrease in Fragrances segment net sales; a $19.1 million, or 16.2%, decrease in Portfolio segment net sales; and a $18.4 million, or 14.9%, decrease in Elizabeth Arden segment net sales.

Consolidated net sales in the nine months ended September 30, 2020 were $1,277.7 million, a $442.5 million decrease, or 25.7%, compared to $1,720.2 million in the nine months ended September 30, 2019. Excluding the $14.1 million unfavorable FX impact, consolidated net sales decreased by $428.4 million, or 24.9%, during the nine months ended September 30, 2020. The ongoing and prolonged COVID-19 pandemic contributed an estimated $387 million ($392 million XFX) to the Company's $442.5 million decline in net sales in the nine months ended September 30, 2020, compared to the prior year period. The XFX net sales decrease of $428.4 million in the nine months ended September 30, 2020 was due to: a $227.4 million, or 31.8%, decrease in Revlon segment net sales; a $82.0 million, or 27.5%, decrease in Fragrances segment net sales; a $66.8 million, or 19.0%, decrease in Elizabeth Arden segment net sales; and a $52.2 million, or 14.7%, decrease in Portfolio segment net sales.

Consolidated loss from continuing operations, net of taxes, in the third quarter of 2020 was $44.5 million, compared to $44.4 million in the third quarter of 2019. The $0.1 million increase in consolidated loss from continuing operations, net of taxes, in the second quarter of 2020 was primarily due to:

•$85.0 million of lower gross profit, primarily due to the lower net sales in the third quarter of 2020, primarily as a result of the effects of COVID-19, compared the third quarter of 2019;
•a $18.5 million increase in interest expense in the third quarter of 2020, compared to the third quarter of 2019, primarily due to higher weighted average interest rates and higher weighted average borrowings driven primarily by the 2020 BrandCo Term Loan Facility;
•a $4.1 million increase in amortization of debt issuance costs in the third quarter of 2020, compared to the third quarter of 2019, primarily due to the additional debt issuance costs recorded and amortized in connection with the 2020 BrandCo Refinancing Transactions;
•a $4.0 million decrease in the benefit from income taxes in the third quarter of 2020 compared to the third quarter of 2019, primarily due to: (i) the mix and level of earnings; (ii) an increase in the U.S. tax on the Company's foreign earnings; and (iii) increased tax expense from return to provision adjustments, partially offset primarily by an increase in tax benefit from the net change in valuation allowances related to the recognition of previously unrecognized tax losses in Canada;
•$0.8 million of higher acquisition, integration and divestiture costs in the third quarter of 2020, compared to the third quarter of 2019, relating to the amortization of the cash-based awards under Tier 1 and Tier 2 of the Revlon 2019 Transaction Incentive Program (the "2019 TIP"; see Note 11, "Stock Compensation Plan," to the Company's Unaudited Consolidated Financial Statements in this Form 10-Q for additional details on the 2019 TIP);
with the foregoing partially offset by:
•$54.7 million of lower SG&A expenses in the third quarter of 2020 compared to the third quarter of 2019, primarily driven by cost reductions achieved through the Company's initiatives designed to mitigate the adverse impact of the ongoing and prolonged COVID-19 pandemic on the Company's operations, as well as from the Revlon 2020 Restructuring Program;

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

•a $31.2 million increase in gain on the early extinguishment of debt in the third quarter of 2020, compared to having had no gain in the third quarter of 2019, recorded upon the repurchase and cancellation of approximately $44.4 million in aggregate principal face amount of Products Corporation's 5.75% Senior Notes during the third quarter of 2020; and
•$17.4 million of favorable variance in foreign currency, resulting from $9.8 million in foreign currency gains during the third quarter of 2020, compared to $7.6 million in foreign currency losses during the third quarter of 2019;
•a $4.3 million net decrease in other miscellaneous expenses, net, in the third quarter of 2020 compared to the third quarter of 2019, primarily due to the subsequent true-up in the third quarter of 2020 of financing fees previously expensed in 2020 in connection with the 2020 BrandCo Refinancing Transactions; and
•a $3.6 million decrease in restructuring charges, primarily due to the subsequent true-up in the third quarter of 2020 of restructuring charges previously accrued in 2020 under the Revlon 2020 Restructuring Program, compared to the expenditures incurred primarily under the 2018 Optimization Program in the third quarter of 2019; and
Consolidated loss from continuing operations, net of taxes, in the nine months ended September 30, 2020 was $385.2 million, compared to consolidated loss from continuing operations, net of taxes, of $185.5 million in the nine months ended September 30, 2019. The $199.7 million increase in consolidated loss from continuing operations, net of taxes, in the nine months ended September 30, 2020, compared to nine months ended September 30, 2019, was primarily due to:
•$292.5 million of lower gross profit, primarily due to the COVID-19 related lower net sales in the nine months ended September 30, 2020;
•a $144.1 million increase in non-cash impairment charges recorded for the nine months ended September 30, 2020, primarily attributable to the effects of the ongoing and prolonged COVID-19 pandemic, compared to having had no impairment charges for the nine months ended September 30, 2019. This increase is attributable to non-cash impairment charges of $111.0 million recorded on the Company's goodwill and to $33.1 million of non-cash impairment charges recorded on certain of the Company's indefinite-lived intangible assets following the Company's interim impairment assessments during the first and second quarters of 2020;
•a $33.2 million increase in restructuring charges, primarily related to higher expenditures under the Revlon 2020 Restructuring Program in the nine months ended September 30, 2020, compared to the expenditures incurred primarily under the 2018 Optimization Program in the nine months ended September 30, 2019;
•a $32.3 million increase in interest expense in the nine months ended September 30, 2020, compared to the prior year period, higher weighted average borrowings and higher weighted average interest rates driven primarily by the 2020 BrandCo Term Loan Facility and the 2019 Term Loan Facility (the latter of which was fully repaid in May 2020 using proceeds from the 2020 BrandCo Term Loan Facility);
•a $7.4 million increase in amortization of debt issuance costs in the nine months ended September 30, 2020, compared to the prior year period, primarily due to the additional debt issuance costs recorded and amortized in connection with the 2020 BrandCo Refinancing Transactions;
•a $6.3 million net increase in other miscellaneous expenses, net, in the nine months ended September 30, 2020, compared to the prior year period, primarily due to financing fees expensed in connection with the 2020 BrandCo Refinancing Transactions; and
•$3.5 million of higher acquisition, integration and divestiture costs in the nine months ended September 30, 2020, compared to the prior year period, including $0.7 million in professional fees incurred in connection with the exploration of strategic transactions involving the Company and third parties pursuant to the Strategic Review and approximately $3.5 million relating to the amortization of the cash-based awards under Tier 1 and Tier 2 of the Revlon 2019 TIP (see Note 11, "Stock Compensation Plan," to the Company's Unaudited Consolidated Financial Statements in this Form 10-Q for additional details on the 2019 TIP);
with the foregoing partially offset by:
•$234.1 million of lower SG&A expenses in the nine months ended September 30, 2020, compared to the prior year period, primarily driven by cost reductions achieved through the Company's initiatives designed to mitigate the adverse impact of the ongoing and prolonged COVID-19 pandemic on the Company's operations, as well as from the Revlon 2020 Restructuring Program;

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

•a $43.1 million increase in gain on the early extinguishment of debt in the nine months ended September 30, 2020, compared to having had no gain in the prior year period, primarily due to $31.2 million recorded during the third quarter of 2020 and $11.9 million recorded during the second quarter of 2020 upon the repurchase and subsequent cancellation of approximately $157.2 million in aggregate principal face amount of Products Corporation's 5.75% Senior Notes; and
•a $42.0 million increase in the benefit from income taxes in the nine months ended September 30, 2020, compared to the prior year period, primarily due to: (i) the increased loss from continuing operations before income taxes on which the tax benefit is recognized; (ii) the mix and level of earnings; and (iii) a reduction in the U.S. tax on the Company's foreign earnings, net of the impact of non-deductible impairment charges, partially offset by the net change in valuation allowances recorded related to the limitation on the deductibility of interest.

Recent Debt Transactions

5.75% Senior Notes Exchange Offer

See “Recent Developments” for important information regarding the Company’s debt-related transactions occurring after September 30, 2020. On September 29, 2020, Products Corporation commenced the Exchange Offer to exchange any and all of the then-outstanding 5.75% Senior Notes (the “Existing 5.75% Senior Notes”). As described in "Recent Developments," the Exchange Offer was amended on October 23, 2020 and on November 13, 2020, the Company announced that the Exchange Offer was successfully consummated and that Products Corporation had accepted $236 million in aggregate principal amount of 5.75% Senior Notes tendered in the Exchange Offer. Products Corporation used cash on hand to redeem, effective as of November 13, 2020, the remaining $106.8 million in aggregate principal amount of 5.75% Senior Notes pursuant to the terms of the 5.75% Senior Notes Indenture. Following the consummation of the Exchange Offer and the satisfaction and discharge of the remaining 5.75% Senior Notes, no 5.75% Senior Notes remained outstanding as of the closing on November 13, 2020.

Amendments to the 2020 BrandCo Term Loan Facility
Prior to consummating the Exchange Offer, on September 28, 2020, Products Corporation and certain lenders under the 2020 BrandCo Term Loan Facility, representing more than a majority in aggregate principal amount of loans thereunder (the “Supporting BrandCo Lenders”), entered into a Transaction Support Agreement (the “BrandCo TSA”) under which the Supporting BrandCo Lenders agreed to take certain actions to facilitate the Exchange Offer and Consent Solicitation, including, among other things:
•Relinquishing certain rights of such Supporting BrandCo Lenders to “roll-up” loans held by such Supporting BrandCo Lenders under the 2016 Term Loan Facility into New BrandCo Second-Lien Term Loans under the 2020 BrandCo Term Loan Facility (the “Roll-up Rights”);
•Tendering any Existing 5.75% Senior Notes held by such Supporting BrandCo Lenders into the Exchange Offer and Consent Solicitation;
•Consenting to amendments to the 2020 BrandCo Term Loan Facility to permit the exchange of Existing 5.75% Senior Notes for the New BrandCo Second-Lien Term Loans under the 2020 BrandCo Term Loan Facility as contemplated by the Offering Memorandum and the payment of the BrandCo Support and Consent Consideration;
•Consenting to other amendments to the 2020 BrandCo Term Loan Facility and the Amended 2016 Revolving Credit Facility to permit the Exchange Offer and Consent Solicitation to be completed as contemplated by the Offering Memorandum; and
•Supporting and cooperating with Products Corporation to consummate the transactions contemplated by the BrandCo TSA and the Offering Memorandum, including the Exchange Offer and Consent Solicitation.
In connection with such amendments, Products Corporation agreed to provide the following consideration (collectively, the “BrandCo Support and Consent Consideration”) upon the successful consummation of the Exchange Offer:

•$12.5 million aggregate principal amount of New BrandCo Second-Lien Term Loans as a fee to the Supporting BrandCo Lenders under the BrandCo TSA in connection with such Supporting BrandCo Lenders’ relinquishment of their Roll-up Rights;
•$10.0 million aggregate principal amount of New BrandCo Second-Lien Term Loans to one of the Supporting BrandCo Lenders in exchange for $18.7 million aggregate principal amount of Products Corporation’s 6.25% Senior Notes due 2024 held by such Supporting BrandCo Lender; and

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

•to all lenders under the 2020 BrandCo Term Loan Facility (including the Supporting BrandCo Lenders), an amendment fee that was payable pro rata based on principal amount of loans consenting, consisting of, at Products Corporation's option, either (x) an aggregate of $2.5 million of cash or (y) $5.0 million aggregate principal amount of New BrandCo Second-Lien Term Loans. Pursuant to the BrandCo Amendment, Products Corporation elected to pay this fee in-kind in the form of $5.0 million aggregate principal amount of New BrandCo Second-Lien Term Loans.

On November 13, 2020, Products Corporation entered into that certain Amendment No. 1 (the “BrandCo Amendment”) to the 2020 BrandCo Credit Agreement in connection with the Exchange Offer in order to, among other things, provide for the incurrence of $75 million in aggregate principal amount of New BrandCo Second-Lien Term Loans. The New BrandCo Second Lien Term Loans are a separate tranche of “Term B-2 Loans” (ranking junior to the Term B-1 Loans and senior to the Term B-3 Loans with respect to liens on certain specified collateral) under the BrandCo Credit Agreement. Except as to the use of proceeds, the terms of the New BrandCo Second-Lien Term Loans are substantially consistent with the other Term B-2 Loans. In connection with the BrandCo Amendment, Products Corporation paid certain fees to the lenders in-kind in the form of New BrandCo Second-Lien Term Loans in accordance with the BrandCo TSA.

MacAndrews & Forbes 2020 Restated Line of Credit Facility
In light of the upcoming maturity on July 9, 2021 of the 2018 Foreign Asset-Based Term Facility and the upcoming expiration on December 31, 2020 of the Amended 2019 Senior Line of Credit Facility, the Company sought to refinance or extend both the 2018 Foreign Asset-Based Term Facility and the Amended 2019 Senior Line of Credit Facility. Products Corporation sought to do so in order to reinforce its liquidity position to be better able to address the current business and economic environment and prepare for any further potential disruptions to its business and operations as may be brought on by the ongoing COVID-19 pandemic or other events.
As a result, and anticipating a future refinancing of the 2018 Foreign Asset-Based Term Facility (a “Future Refinanced European ABL Facility”), on September 28, 2020, Products Corporation and M&F entered into the Second Amended and Restated 2019 Senior Unsecured Line of Credit Facility (the “2020 Restated Line of Credit Facility”), which amended and restated the Amended 2019 Senior Line of Credit Facility and will provide Products Corporation with up to a $30 million tranche of a new facility of the 2018 Foreign Asset-Based Term Facility (the “New European ABL FILO Facility”) that would be secured on a “last-out” basis by the same collateral as the 2018 Foreign Asset-Based Term Facility or, if no Future Refinanced European ABL Facility is obtained, a stand-alone $30 million credit facility secured by the same collateral as the 2018 Foreign Asset-Based Term Facility when that facility is terminated, in each case, subject to a borrowing base. Upon the earlier of (x) the incurrence of a New European ABL FILO Facility and (y) December 31, 2020, the 2020 Restated Line of Credit Facility will terminate, such that M&F’s maximum committed amount under the 2020 Restated Line of Credit Facility will never exceed $30.0 million. As of September 30, 2020, there were no borrowings outstanding under the 2020 Restated Line of Credit Facility.
The New European ABL FILO Facility would mature on (x) the maturity date of any such Future Refinanced European ABL Facility or (y) if there is no Future Refinanced European ABL Facility, July 9, 2022. To the extent the Future Refinanced European ABL Facility exceeds $35.0 million in principal amount, the amount available under the New European ABL FILO Facility would decrease on a dollar-for-dollar basis, such that, if Products Corporation were able to obtain a Future Refinanced ABL Facility of $65.0 million from third parties, there would be no amounts available under the New European ABL FILO Facility. The interest rate for the New European ABL FILO Facility will be LIBOR + 10.00%. The covenants for the New European ABL FILO Facility would be substantially the same as those applicable to the 2018 European ABL Facility.

Consummation of 2020 BrandCo Refinancing Transactions

On May 7, 2020 (the “BrandCo 2020 Facilities Closing Date”), Products Corporation entered into a term credit agreement (the “2020 BrandCo Credit Agreement”) with Jefferies Finance LLC, as administrative agent and collateral agent, and certain financial institutions (the “2020 Facilities Lenders”) that are lenders or the affiliates of lenders under Products Corporation’s Term Loan Credit Agreement, dated as of September 7, 2016 and amended on April 30, 2020 and as amended on the BrandCo 2020 Facilities Closing Date, as further described below (as amended to date, the “2016 Term Loan Facility”). Pursuant to the 2020 BrandCo Credit Agreement, the 2020 Facilities Lenders provided Products Corporation with new and roll-up senior secured term loan facilities (the “2020 BrandCo Facilities” and, collectively, the "2020 BrandCo Term Loan Facility" and, together with the use of proceeds thereof and the Extension Amendment, the “2020 BrandCo Refinancing Transactions”).

Principal and Maturity: The 2020 BrandCo Facilities consist of: (i) a senior secured term loan facility in an aggregate principal amount outstanding on the BrandCo 2020 Facilities Closing Date of $815 million, plus the amount of certain fees and accrued interest that have been capitalized (the “2020 BrandCo Facility”); (ii) commitments in respect of a senior secured term

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

loan facility in an aggregate principal amount of $950 million (the “Roll-up BrandCo Facility”); and (iii) a senior secured term loan facility in an aggregate principal amount outstanding on the BrandCo 2020 Facilities Closing Date of $3 million (the “Junior Roll-up BrandCo Facility”). Additionally, on May 28, 2020, Products Corporation borrowed from the 2020 Facilities Lenders an additional $65 million of term loans under the 2020 BrandCo Facility to repay in full the 2020 Incremental Facility under the 2016 Term Loan Facility, as a result of which the 2020 BrandCo Facility at June 30, 2020 had an aggregate principal amount outstanding of $910.6 million (including paid-in-kind closing fees of $29.1 million and paid-in-kind interest of $1.5 million that were capitalized). Additionally, during the three months ended June 30, 2020 and the three months ended September 30, 2020, certain lenders under the 2016 Term Loan Facility due June 2023, representing $846.0 million in aggregate principal outstanding, rolled-up to the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility due June 2025, as a result of which the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility at September 30, 2020 had an aggregate principal amount outstanding of $846.0 million. The Company determined that the roll-up of such 2016 Term Loan Facility lenders into the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility represented a debt modification under U.S. GAAP, as the cash flow effect between the amount that Products Corporation owed to the participating lenders under the old debt instrument (i.e., the 2016 Term Loan Facility) and the amount that Products Corporation owed to such lenders after the consummation of the roll-up into the new debt instrument (i.e., the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility) on a present value basis was less than 10% and, thus, the debt instruments were not considered to be substantially different within the meaning of ASC 470, Debt, under U.S. GAAP.

The proceeds of the 2020 BrandCo Facility were used: (i) to repay in full approximately $200 million of indebtedness outstanding under Products Corporation’s 2019 Term Loan Facility; (ii) to repay in full and terminate commitments under the 2020 Incremental Facility; and (iii) to pay fees and expenses in connection with the 2020 BrandCo Facilities and the 2020 BrandCo Refinancing Transactions. The Company will use the remaining net proceeds for general corporate purposes, including repurchasing, repaying or refinancing Products Corporation’s outstanding 5.75% Senior Notes. The proceeds of the Roll-up BrandCo Facility are available prior to the third anniversary of the BrandCo 2020 Facilities Closing Date to purchase at par an equivalent amount of any remaining term loans under the 2016 Term Loan Facility held by the lenders participating in the 2020 BrandCo Facility or their transferees. During the three months ended June 30, 2020 and the three months ended September 30, 2020, certain lenders under the 2016 Term Loan Facility due June 2023, representing $846.0 million in aggregate principal outstanding, rolled-up to the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility due June 2025, as a result of which the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility at September 30, 2020 have an aggregate principal amount outstanding of $846.0 million, with a remaining capacity for the roll-up of loans under the 2016 Term Loan Facility of $107.0 million. See “Amendments to the 2020 BrandCo Term Loan Facility” regarding the Supporting BrandCo Lenders relinquishing certain Roll-up Rights and Products Corporation’s issuance of the BrandCo Support and Consent Consideration.

The 2020 BrandCo Facilities will mature on June 30, 2025, subject to a springing maturity 91 days prior to the August 1, 2024 maturity date of Products Corporation’s 6.25% Senior Notes if, on such date, $100 million or more in aggregate principal amount of the 6.25% Senior Notes remain outstanding.

The Company incurred approximately $119.3 million of new debt issuance costs in connection with closing the 2020 BrandCo Facility, which include paid-in kind amounts that are recorded as an adjustment to the carrying amount of the related liability and amortized to interest expense in accordance with the effective interest method over the term of the 2020 BrandCo Facilities.

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

Affirmative and Negative Covenants: The 2020 BrandCo Facilities contain certain affirmative and negative covenants that, among other things, limit Products Corporation’s and its restricted subsidiaries’ ability to: (i) incur additional debt; (ii) incur liens; (iii) sell, transfer or dispose of assets; (iv) make investments; (v) make dividends and distributions on, or repurchases of, equity; (vi) make prepayments of contractually subordinated, unsecured or junior lien debt; (vii) enter into certain transactions with their affiliates; (viii) enter into sale-leaseback transactions; (ix) change their lines of business; (x) restrict dividends from their subsidiaries or restrict liens; (xi) change their fiscal year; and (xii) modify the terms of certain debt. The 2020 BrandCo Facilities also restrict distributions and other payments from the BrandCos based on certain minimum thresholds of net sales with respect to the Specified Brand Assets. The 2020 BrandCo Facilities also contain certain customary representations, warranties and events of default, including a cross default provision making it an event of default under the 2020 BrandCo Credit Agreement if there is an event of default under Products Corporation’s existing 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement or the indentures governing each of Products Corporation’s 5.75% Senior Notes due 2021 and its 6.25% Senior Notes due 2024 (the “Senior Notes Indentures”). The lenders under the 2020 BrandCo Credit Agreement may declare all outstanding loans under the 2020 BrandCo Facilities to be due and payable immediately upon an event of default. Under such circumstances, the lenders under the 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement, and the holders under the Senior Notes Indentures may also declare all outstanding amounts under such instruments to be due and payable immediately as a result of similar cross default or cross acceleration provisions, subject to certain exceptions and limitations described in the relevant instruments.

Prepayments: The 2020 BrandCo Facilities are subject to certain mandatory prepayments, including from the net proceeds from the issuance of certain additional debt and asset sale proceeds of certain non-ordinary course asset sales or other dispositions of property, subject to certain exceptions. The 2020 BrandCo Facilities may be repaid at any time, subject to customary prepayment premiums.

2016 Term Loan Facility Extension Amendment: Term loan lenders under the 2016 Term Loan Facility were offered the opportunity to participate at par in the 2020 BrandCo Facilities based on their holdings of term loans under the 2016 Term Loan Facility. Lenders participating in the 2020 BrandCo Facilities, as well as other consenting lenders representing, in the aggregate, a majority of the loans and commitments under the 2016 Term Loan Facility, consented to an amendment to the 2016 Term Loan Facility (the “Extension Amendment”) that, among other things, made certain modifications to the covenants thereof and extended the maturity date of their term loans (“Extended Term Loans”) to June 30, 2025, subject to (i) the same September 7, 2023 springing maturity date of the non-extended term loans under the 2016 Term Loan Facility if, on such date, $75 million or more in aggregate principal amount of the non-extended term loans under the 2016 Term Loan Facility remains outstanding, and (ii) a springing maturity of 91 days prior to the August 1, 2024 maturity date of the 6.25% Senior Notes if, on such date, $100 million or more in aggregate principal amount of the 6.25% Senior Notes remains outstanding. The Extension Amendment became effective on the BrandCo 2020 Facilities Closing Date. As of September 30, 2020, approximately $30.7 million in aggregate principal amount of Extended Term Loans were outstanding after giving effect to the 2020 BrandCo Refinancing Transactions. The Extended Term Loans bear interest at a rate of LIBOR (with a LIBOR floor of 0.75%) plus 3.50% per annum, payable not less than quarterly in arrears in cash, consistent with the interest rate applicable to the non-extended term loans. Approximately $17.0 million of accrued interest outstanding on the 2016 Term Loan Facility was paid on the BrandCo 2020 Facilities Closing Date. The aggregate principal amount of non-extended term loans under the 2016 Term Loan Facility as of September 30, 2020 was approximately $855.6 million.

Repurchases of 5.75% Senior Notes due 2021

On May 7, 2020, Products Corporation used a portion of the proceeds from the 2020 BrandCo Facility to repurchase and subsequently cancel $50 million in aggregate principal face amount of its 5.75% Senior Notes. Products Corporation also paid approximately $0.7 million of accrued interest outstanding on the 5.75% Senior Notes on May 7, 2020. After the BrandCo 2020 Facilities Closing Date, Products Corporation repurchased and subsequently canceled in July 2020 a further $62.8 million in aggregate principal face amount of its 5.75% Senior Notes. Furthermore, during the three months ended September 30, 2020, Products Corporation repurchased and subsequently canceled an additional $44.4 million in aggregate principal face amount of its 5.75% Senior Notes. Accordingly, as of September 30, 2020, Products Corporation had repurchased and subsequently cancelled a total of approximately $157.2 million in aggregate principal face amount of its 5.75% Senior Notes, resulting in a

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

gain on extinguishment of debt of approximately $31.2 million and $43.1 million for the three and nine months ended September 30, 2020, respectively, which were recorded within "Gain on early extinguishment of debt" on the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the three and nine months ended September 30, 2020. See “Recent Developments” with respect to the 5.75% Senior Notes Exchange Offer.

Prepayment of the 2019 Term Loan Facility due 2023

On the BrandCo 2020 Facilities Closing Date, Products Corporation used a portion of the proceeds from the 2020 BrandCo Facility to fully prepay the entire principal amount outstanding under its 2019 Term Loan Facility, totaling $200 million, plus approximately $1.3 million of accrued interest outstanding thereon, as well as approximately $33.5 million in prepayment premiums, $10.3 million in lenders' fees, $0.3 million in legal fees and approximately $2.0 million in other third party fees. As the lenders under the 2019 Term Loan Facility participated in the 2020 BrandCo Term Loan Facility, the Company determined that the full repayment of the 2019 Term Loan Facility represented a debt modification under U.S. GAAP as the cash flow effect between the old debt instrument (i.e., the 2019 Term Loan Facility) and the new debt instrument (i.e., the 2020 BrandCo Facility) on a present value basis was less than 10% and, thus, the debt instruments were not considered to be substantially different within the meaning of ASC 470, Debt, under U.S. GAAP. Accordingly, the $33.5 million of prepayment premiums, as well as the $10.3 million in other lenders' fees were capitalized as part of the aforementioned $119.3 million of total new debt issuance costs for the 2020 BrandCo Term Loan Facility, while the aforementioned $0.3 million of legal fees and $2.0 million in other third party fees were expensed as incurred in the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the nine months ended September 30, 2020.

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
•adding a springing maturity date of 91 days prior to the February 15, 2021 maturity of the 5.75% Senior Notes if any of Products Corporation's 5.75% Senior Notes remain outstanding on such date;
•requiring a mandatory prepayment of €5.0 million; and
•clarifying certain terms and waiving certain provisions in connection with the 2020 BrandCo Refinancing Transactions.

Approximately $0.4 million of amendment fees paid to the lenders under 2018 Foreign Asset-Based Term Facility were capitalized and are amortized to interest expense, together with any unamortized debt issuance costs outstanding prior to the amendment. As of September 30, 2020, there was the Euro equivalent of $56.8 million outstanding under the 2018 Foreign Asset-Based Term Facility, reflecting a repayment of €28.5 million made during the quarter ended June 30, 2020.

Incremental Revolving Credit Facility under the 2016 Term Loan Agreement

On April 30, 2020, Products Corporation entered into a Joinder Agreement (the “2020 Joinder Agreement”), with Revlon, certain of their subsidiaries and certain existing lenders (the “Incremental Lenders”) under Products Corporation’s 2016 Term Loan Agreement to provide for a $65 million incremental revolving credit facility (the “2020 Incremental Facility”). On the closing of the 2020 Incremental Facility, Products Corporation borrowed $63.5 million of revolving loans for working capital purposes and subsequently on May 11, 2020 Products Corporation also borrowed the additional $1.5 million of delayed funding revolving loans. Prior to its full repayment on May 28, 2020, amounts outstanding under the 2020 Incremental Facility bore interest at a rate of (x) LIBOR plus 16% or (y) an Alternate Base Rate plus 15%, at Products Corporation’s option. Except as to pricing, maturity and differences due to its revolving nature, the terms of the 2020 Incremental Facility were otherwise substantially consistent with the existing term loans under the 2016 Term Loan Facility. The 2020 Incremental Facility was repaid in full, and the commitments thereunder terminated, on May 28, 2020. Upon such repayment, approximately $2.9 million of upfront commitment fees that Products Corporation incurred in connection with consummating the 2020 Incremental Facility were entirely expensed within "Miscellaneous, net" on the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the nine months ended September 30, 2020.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Amendments to the 2016 Revolving Credit Agreement

See “Recent Developments” regarding the 5th Amendment to the Amended 2016 Revolving Credit Facility. On May 7, 2020, in connection with consummating the 2020 BrandCo Refinancing Transactions, Products Corporation entered into Amendment No. 4 to its Asset-Based Revolving Credit Agreement, dated as of September 7, 2016, as amended (the “2016 Revolving Credit Facility”). Amendment No. 4, among other things, made certain amendments and provided for certain waivers relating to the 2020 BrandCo Refinancing Transactions under the 2016 Revolving Credit Facility. In exchange for such amendments and waivers, the interest rate margin applicable to loans under Tranche A of the 2016 Revolving Credit Facility increased by 0.75%. In connection with the amendments to the 2018 Tranche B of the 2016 Revolving Credit Facility (which was fully repaid on its May 17, 2020 extended maturity date), Products Corporation incurred approximately $1.1 million in lender's fees that upon its full repayment were entirely expensed within “Miscellaneous, net” on the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss as of September 30, 2020. See “Recent Developments” and Note 19, “Subsequent Events,” regarding, among other things, Amendment No. 5 to the 2016 Revolving Credit Facility.

Previously, on April 17, 2020 (the “FILO Closing Date”), Products Corporation entered into Amendment No. 3 to the 2016 Revolving Credit Facility (“Amendment No. 3”), pursuant to which, the maturity date applicable to $36.3 million of loans under the $41.5 million senior secured first in, last out 2018 Tranche B under the 2016 Revolving Credit Facility (the “2018 FILO Tranche”) was extended from April 17, 2020 to May 17, 2020 (the “Extended Maturity Date”). Products Corporation repaid the remaining approximately $5.2 million of the 2018 FILO Tranche loans as of the FILO Closing Date. In addition, Amendment No. 3 increased the applicable interest margin for the 2018 FILO Tranche by 0.75%, subject to a LIBOR floor of 0.75%. Products Corporation fully repaid the 2018 FILO Tranche on the Extended Maturity Date.

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
•Fragrances - The Fragrances segment includes the development, marketing and distribution of certain owned and licensed fragrances, as well as the distribution of prestige fragrance brands owned by third parties. These products are typically sold to retailers in the U.S. and internationally, including prestige retailers, specialty stores, e-

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

commerce sites, the mass retail channel, travel retailers and other international retailers. The owned and licensed fragrances include brands such as: (i) Juicy Couture (which are also sold direct-to-consumer on its juicycouturebeauty.com website), John Varvatos and AllSaints in prestige fragrances; (ii) Britney Spears, Elizabeth Taylor, Christina Aguilera, Jennifer Aniston and Mariah Carey in celebrity fragrances; and (iii) Curve, Giorgio Beverly Hills, Ed Hardy, Charlie, Lucky Brand, ‹PS› (logo of former Paul Sebastian brand), Alfred Sung, Halston, Geoffrey Beene and White Diamonds in mass fragrances.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Results of Operations — Revlon, Inc.

Consolidated Net Sales:

Third quarter results:

Consolidated net sales in the third quarter of 2020 were $477.1 million, a $119.7 million decrease, or 20.1%, compared to $596.8 million in the third quarter of 2019. Excluding the $2.8 million favorable impact of foreign currency fluctuations (referred to herein as "FX," "XFX" or on an "XFX basis"), consolidated net sales decreased by $122.5 million, or 20.5%, during the third quarter of 2020. The ongoing and prolonged COVID-19 pandemic contributed an estimated $119 million ($119 million XFX) to the Company's $119.7 million decline in net sales in the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The XFX net sales decrease of $122.5 million in the third quarter of 2020 was due to: a $51.9 million, or 23.9%, decrease in Revlon segment net sales; a $33.1 million, or 24.0%, decrease in Fragrances segment net sales; a $19.1 million, or 16.2%, decrease in Portfolio segment net sales; and a $18.4 million, or 14.9%, decrease in Elizabeth Arden segment net sales.

Year-to-date results:

Consolidated net sales in the nine months ended September 30, 2020 were $1,277.7 million, a $442.5 million decrease, or 25.7%, compared to $1,720.2 million in the nine months ended September 30, 2019. Excluding the $14.1 million unfavorable FX impact, consolidated net sales decreased by $428.4 million, or 24.9%, during the nine months ended September 30, 2020. The ongoing and prolonged COVID-19 pandemic contributed an estimated $387 million ($392 million XFX) to the Company's $442.5 million decline in net sales in the nine months ended September 30, 2020, compared to the prior year period. The XFX net sales decrease of $428.4 million in the nine months ended September 30, 2020 was due to: a $227.4 million, or 31.8%, decrease in Revlon segment net sales; a $82.0 million, or 27.5%, decrease in Fragrances segment net sales; a $66.8 million, or 19.0%, decrease in Elizabeth Arden segment net sales; and a $52.2 million, or 14.7%, decrease in Portfolio segment net sales.

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

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

The following tables provide a comparative summary of the Company's segment results for the periods presented.

	Net Sales						Segment Profit
	Three Months Ended September 30,		Change		XFX Change (a)		Three Months Ended September 30,		Change		XFX Change (a)
	2020	2019	$	%	$	%	2020	2019	$	%	$	%
Revlon	$166.0	$217.3	$(51.3)	(23.6)%	$(51.9)	(23.9)%	$13.5	$7.3	$6.2	84.9%	$5.9	80.8%
Elizabeth Arden	106.3	123.2	(16.9)	(13.7)%	(18.4)	(14.9)%	3.4	12.5	(9.1)	(72.8)%	(9.5)	(76.0)%
Portfolio	99.6	118.2	(18.6)	(15.7)%	(19.1)	(16.2)%	12.2	14.4	(2.2)	(15.3)%	(2.5)	(17.4)%
Fragrances	105.2	138.1	(32.9)	(23.8)%	(33.1)	(24.0)%	25.4	34.2	(8.8)	(25.7)%	(9.1)	(26.6)%
Total	$477.1	$596.8	$(119.7)	(20.1)%	$(122.5)	(20.5)%	$54.5	$68.4	$(13.9)	(20.3)%	$(15.2)	(22.2)%

	Net Sales						Segment Profit
	Nine Months Ended September 30,		Change		XFX Change (a)		Nine Months Ended September 30,		Change		XFX Change (a)
	2020	2019	$	%	$	%	2020	2019	$	%	$	%
Revlon	$482.8	$716.1	$(233.3)	(32.6)%	$(227.4)	(31.8)%	$41.4	$58.5	$(17.1)	(29.2)%	$(16.8)	(28.7)%
Elizabeth Arden	282.4	352.0	(69.6)	(19.8)%	(66.8)	(19.0)%	18.4	17.1	1.3	7.6%	1.6	9.4%
Portfolio	298.1	354.1	(56.0)	(15.8)%	(52.2)	(14.7)%	33.9	25.0	8.9	35.6%	8.8	35.2%
Fragrances	214.4	298.0	(83.6)	(28.1)%	(82.0)	(27.5)%	34.6	53.6	(19.0)	(35.4)%	(19.1)	(35.6)%
Total	$1,277.7	$1,720.2	$(442.5)	(25.7)%	$(428.4)	(24.9)%	$128.3	$154.2	$(25.9)	(16.8)%	$(25.5)	(16.5)%

(a) XFX excludes the impact of foreign currency fluctuations.

Revlon Segment

Third quarter results:

Revlon segment net sales in the third quarter of 2020 were $166.0 million, a $51.3 million, or 23.6%, decrease, compared to $217.3 million in the third quarter of 2019. Excluding the $0.6 million favorable FX impact, total Revlon segment net sales in the third quarter of 2020 decreased by $51.9 million, or 23.9%, compared to the third quarter of 2019. The ongoing and prolonged COVID-19 pandemic contributed an estimated $50 million ($50 million XFX) to the Revlon segment's decrease in net sales in the third quarter of 2020, compared to the prior year quarter. The Revlon segment XFX decrease in net sales of $51.9 million in the third quarter of 2020 was driven primarily by lower net sales of Revlon color cosmetics, as well as lower net sales of Revlon-branded professional hair-care products in International regions and lower net sales of Revlon ColorSilk hair color products in North America, due, primarily, to the continuing effects of COVID-19 on the mass retail channels and on salon activity, respectively. This decrease was partially offset by higher net sales of Revlon-branded beauty tools and hair color products in North America.

Revlon segment profit in the third quarter of 2020 was $13.5 million, a $6.2 million, or 84.9%, increase, compared to $7.3 million in the third quarter of 2019. Excluding the $0.3 million favorable FX impact, Revlon segment profit in the third quarter of 2020 increased by $5.9 million, or 80.8%, compared to the third quarter of 2019. This increase was driven primarily by the Revlon segment's lower brand support and other SG&A expenses, primarily driven by cost reductions achieved through the Company's initiatives designed to mitigate the adverse impact of the ongoing and prolonged COVID-19 pandemic on the Company's operations, as well as the Revlon 2020 Restructuring Program, partially offset by the segment's lower net sales, primarily due to COVID-19 as described above, and lower gross profit margin.

Year-to-date results:

Revlon segment net sales in the nine months ended September 30, 2020 were $482.8 million, a $233.3 million, or 32.6%, decrease, compared to $716.1 million in the nine months ended September 30, 2019. Excluding the $5.9 million unfavorable FX impact, total Revlon segment net sales in the nine months ended September 30, 2020 decreased by $227.4 million, or 31.8%, compared to the nine months ended September 30, 2019. The ongoing and prolonged COVID-19 pandemic contributed

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

an estimated $174 million ($176 million XFX) to the Revlon segment's decrease in net sales in the nine months ended September 30, 2020, compared to the prior year period. The Revlon segment's XFX decrease in net sales of $227.4 million in the nine months ended September 30, 2020 was driven primarily by lower net sales of Revlon color cosmetics, lower net sales of Revlon-branded professional hair-care products in International regions, as well as lower net sales of Revlon ColorSilk hair color, due, primarily, to the continuing effects of COVID-19 on the mass retail channels and on salons activity, respectively, partially offset by increased net sales of Revlon-branded beauty tools and Revlon hair color products in North America.

Revlon segment profit in the nine months ended September 30, 2020 was $41.4 million, a $17.1 million, or 29.2%, decrease, compared to $58.5 million in the nine months ended September 30, 2019. Excluding the $0.3 million unfavorable FX impact, Revlon segment profit in the nine months ended September 30, 2020 decreased by $16.8 million, or 28.7%, compared to the nine months ended September 30, 2019. This decrease was driven primarily by the Revlon segment's lower net sales, primarily due to COVID-19 as described above, and lower gross profit margin, partially offset primarily by the segment's lower brand support and other SG&A expenses, primarily driven by cost reductions achieved through the Company's initiatives designed to mitigate the adverse impact of the ongoing and prolonged COVID-19 pandemic on the Company's operations, as well as the Revlon 2020 Restructuring Program.

Elizabeth Arden Segment

Third quarter results:

Elizabeth Arden segment net sales in the third quarter of 2020 were $106.3 million, a $16.9 million, or 13.7%, decrease, compared to $123.2 million in the third quarter of 2019. Excluding the $1.5 million favorable FX impact, Elizabeth Arden segment net sales in the third quarter of 2020 decreased by $18.4 million, or 14.9%, compared to the third quarter of 2019. The ongoing and prolonged COVID-19 pandemic contributed an estimated $24 million ($25 million XFX) to the Elizabeth Arden segment’s decrease in net sales in the third quarter of 2020, compared to the prior year quarter. The Elizabeth Arden segment XFX decrease in net sales of $18.4 million in the third quarter of 2020 was driven primarily by lower net sales of certain Elizabeth Arden-branded skin care products and color cosmetics in International regions, as well as lower net sales of Elizabeth Arden-branded fragrances, due, primarily, to the continuing effects of COVID-19 on foot traffic at department stores and other retail outlets, partially offset by higher net sales of Ceramide skin care products in North America.

Elizabeth Arden segment profit in the third quarter of 2020 was $3.4 million, a $9.1 million decrease, compared to $12.5 million in the third quarter of 2019. Excluding the $0.4 million favorable FX impact, Elizabeth Arden segment profit in the third quarter of 2020 decreased by $9.5 million, compared to the third quarter of 2019. This decrease was driven primarily by the Elizabeth Arden segment's lower net sales, primarily due to COVID-19 as described above, and lower gross profit margin, partially offset primarily by the segment's lower brand support and other SG&A expenses, primarily driven by cost reductions achieved through the Company's initiatives designed to mitigate the adverse impact of the ongoing and prolonged COVID-19 pandemic on the Company's operations, as well as the Revlon 2020 Restructuring Program.

Year-to-date results:

Elizabeth Arden segment net sales in the nine months ended September 30, 2020 were $282.4 million, a $69.6 million, or 19.8%, decrease, compared to $352.0 million in the nine months ended September 30, 2019. Excluding the $2.8 million unfavorable FX impact, Elizabeth Arden segment net sales in the nine months ended September 30, 2020 decreased by $66.8 million, or 19.0%, compared to the nine months ended September 30, 2019. The ongoing and prolonged COVID-19 pandemic contributed an estimated $93 million ($95 million XFX) to the Elizabeth Arden segment’s decrease in net sales in the nine months ended September 30, 2020, compared to the prior year period. The Elizabeth Arden segment XFX decrease in net sales of $66.8 million in the nine months ended September 30, 2020 was driven primarily by lower net sales of certain Elizabeth Arden-branded skin care products, as well as color cosmetics, and lower net sales of Elizabeth Arden-branded fragrances, due, primarily, to the continuing effects of COVID-19 on foot traffic at department stores and other retail outlets, partially offset by higher net sales of Ceramide skin care products.

Elizabeth Arden segment profit in the nine months ended September 30, 2020 was $18.4 million, a $1.3 million, or 7.6%, increase, compared to $17.1 million in the nine months ended September 30, 2019. Excluding the $0.3 million unfavorable FX impact, Elizabeth Arden segment profit in the nine months ended September 30, 2020 increased by $1.6 million, or 9.4%, compared to the nine months ended September 30, 2019. This increase was driven primarily by the Elizabeth Arden segment's

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

lower other SG&A and brand support expenses and slightly higher gross profit margin, primarily driven by cost reductions achieved through the Company's initiatives designed to mitigate the adverse impact of the ongoing and prolonged COVID-19 pandemic on the Company's operations, as well as the Revlon 2020 Restructuring Program, partially offset by the segment's lower net sales, primarily due to COVID-19 as described above.

Portfolio Segment

Third quarter results:
Portfolio segment net sales in the third quarter of 2020 were $99.6 million, a $18.6 million, or 15.7%, decrease, compared to $118.2 million in the third quarter of 2019. Excluding the $0.5 million favorable FX impact, total Portfolio segment net sales in the third quarter of 2020 decreased by $19.1 million, or 16.2%, compared to the third quarter of 2019. The ongoing and prolonged COVID-19 pandemic contributed an estimated $19 million ($19 million XFX) to the Portfolio segment’s decrease in net sales in the third quarter of 2020, compared to the prior year quarter. The Portfolio segment XFX decrease in net sales of $19.1 million in the third quarter of 2020 was driven primarily by lower net sales of Almay color cosmetics, CND nail products and American Crew men's grooming products, primarily in North America, as well as lower net sales of certain local and regional brands, driven, primarily, by the continuing effect of COVID-19 on the mass retail channel and on salons. This decrease was partially offset by higher net sales in North America of Creme of Nature products and Mitchum anti-perspirant deodorants.

Portfolio segment profit in the third quarter of 2020 was $12.2 million, a $2.2 million decrease, compared to $14.4 million in the third quarter of 2019. Excluding the $0.3 million favorable FX impact, Portfolio segment profit in the three months ended September 30, 2020 decreased by $2.5 million, or 17.4%, compared to the three months ended September 30, 2019. This decrease was driven primarily by the Portfolio segment's lower net sales, primarily due to the ongoing and prolonged COVID-19 pandemic, as described above, and lower gross profit margin, partially offset by the segment's lower brand support and other SG&A expenses, primarily driven by cost reductions achieved through the Company's initiatives designed to mitigate the adverse impact of the ongoing and prolonged COVID-19 pandemic on the Company's operations, as well as the Revlon 2020 Restructuring Program.
Year-to-date results:
Portfolio segment net sales in the nine months ended September 30, 2020 were $298.1 million, a $56.0 million, or 15.8%, decrease, compared to $354.1 million in the nine months ended September 30, 2019. Excluding the $3.8 million unfavorable FX impact, total Portfolio segment net sales in the nine months ended September 30, 2020 decreased by $52.2 million, or 14.7%, compared to the nine months ended September 30, 2019. The ongoing and prolonged COVID-19 pandemic contributed an estimated $56 million ($56 million XFX) to the Portfolio segment’s decrease in net sales in the nine months ended September 30, 2020, compared to the prior year period. The Portfolio segment XFX decrease in net sales of $52.2 million in the nine months ended September 30, 2020 was driven primarily by lower net sales of Almay color cosmetics, American Crew men's grooming products, CND nail products, primarily in North America, as well as certain local and regional skin care products brands, driven, primarily, by the continuing effects of COVID-19 on the mass retail channel and salons. This decrease was partially offset primarily by higher net sales of Creme of Nature products and of Cutex nail care products, primarily in North America.

Portfolio segment profit in the nine months ended September 30, 2020 was $33.9 million, a $8.9 million, or 35.6%, increase compared to $25.0 million in the nine months ended September 30, 2019. Excluding the $0.1 million favorable FX impact, Portfolio segment profit in the nine months ended September 30, 2020 increased by $8.8 million, or 35.2%, compared to the nine months ended September 30, 2019. This increase was driven primarily by the Portfolio segment's lower SG&A and brand support expenses, primarily driven by cost reductions achieved through the Company's initiatives designed to mitigate the adverse impact of the ongoing and prolonged COVID-19 pandemic on the Company's operations, as well as the Revlon 2020 Restructuring Program, partially offset by the segment's lower net sales, primarily due to COVID-19, as described above, and slightly lower gross profit margin.

Fragrances Segment

Third quarter results:

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Fragrances segment net sales in the third quarter of 2020 were $105.2 million, a $32.9 million, or 23.8%, decrease, compared to $138.1 million in the third quarter of 2019. Excluding the $0.2 million favorable FX impact, total Fragrances segment net sales in the third quarter of 2020 decreased by $33.1 million, or 24.0%, compared to the third quarter of 2019. The ongoing and prolonged COVID-19 pandemic contributed an estimated $25 million ($25 million XFX) to the Fragrances segment’s decrease in net sales in the third quarter of 2020, compared to the prior year quarter. The Fragrances segment XFX decrease in net sales of $33.1 million in the third quarter of 2020 was driven primarily by continuing impacts from COVID-19, especially in the prestige channel, resulting in decreased foot traffic.

Fragrances segment profit in the third quarter of 2020 was $25.4 million, a $8.8 million, or 25.7%, decrease, compared to $34.2 million in the third quarter of 2019. Excluding the $0.3 million favorable FX impact, Fragrances segment profit in the third quarter of 2020 decreased by $9.1 million, or 26.6%, compared to the third quarter of 2019. This decrease was driven primarily by the Fragrances segment's lower net sales, primarily due to the ongoing and prolonged COVID-19 pandemic, as described above, and lower gross profit margin, partially offset by the segment's lower brand support and other SG&A expenses, primarily driven by cost reductions achieved through the Company's initiatives designed to mitigate the adverse impact of the ongoing and prolonged COVID-19 pandemic on the Company's operations, as well as the Revlon 2020 Restructuring Program.
Year-to-date results:
Fragrances segment net sales in the nine months ended September 30, 2020 were $214.4 million, a $83.6 million, or 28.1%, decrease, compared to $298.0 million in the nine months ended September 30, 2019. Excluding the $1.6 million unfavorable FX impact, total Fragrances segment net sales in the nine months ended September 30, 2020 decreased by $82.0 million, or 27.5%, compared to the nine months ended September 30, 2019. The ongoing and prolonged COVID-19 pandemic contributed an estimated $65 million ($65 million XFX) to the Fragrances segment’s decrease in net sales in the nine months ended September 30, 2020, compared to the prior year period. The Fragrances segment XFX decrease in net sales of $82.0 million in the nine months ended September 30, 2020 was driven primarily by continuing impacts from COVID-19, especially in the prestige channel, resulting in decreased foot traffic and temporary door closures.

Fragrances segment profit in the nine months ended September 30, 2020 was $34.6 million, a $19.0 million, or 35.4%, decrease, compared to $53.6 million in the nine months ended September 30, 2019. Excluding the $0.1 million favorable FX impact, Fragrances segment profit in the nine months ended September 30, 2020 decreased by $19.1 million, or 35.6%, compared to the nine months ended September 30, 2019. This decrease was driven primarily by the Fragrances segment's lower net sales, primarily due to the ongoing and prolonged COVID-19 pandemic, as described above, and slightly lower gross profit margin, partially offset primarily by lower other SG&A and brand support expenses, primarily driven by cost reductions achieved through the Company's initiatives designed to mitigate the adverse impact of the ongoing and prolonged COVID-19 pandemic on the Company's operations, as well as the Revlon 2020 Restructuring Program.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Geographic Results:
The following tables provide a comparative summary of the Company's North America and International net sales for the periods presented:

	Three Months Ended September 30,		Change		XFX Change (a)
	2020	2019	$	%	$	%
Revlon
North America	$86.4	$100.0	$(13.6)	(13.6)%	$(13.7)	(13.7)%
International	79.6	117.3	(37.7)	(32.1)%	(38.2)	(32.6)%
Elizabeth Arden
North America	$30.5	$29.5	$1.0	3.4%	$1.1	3.7%
International	75.8	93.7	(17.9)	(19.1)%	(19.5)	(20.8)%
Portfolio
North America	$59.9	$71.4	$(11.5)	(16.1)%	$(11.3)	(15.8)%
International	39.7	46.8	(7.1)	(15.2)%	(7.8)	(16.7)%
Fragrance
North America	$79.2	$98.6	$(19.4)	(19.7)%	$(19.3)	(19.6)%
International	26.0	39.5	(13.5)	(34.2)%	(13.8)	(34.9)%
Total Net Sales	$477.1	$596.8	$(119.7)	(20.1)%	$(122.5)	(20.5)%

	Nine Months Ended September 30,		Change		XFX Change (a)
	2020	2019	$	%	$	%
Revlon
North America	$265.6	$367.9	$(102.3)	(27.8)%	$(102.0)	(27.7)%
International	217.2	348.2	(131.0)	(37.6)%	(125.4)	(36.0)%
Elizabeth Arden
North America	$66.9	$83.9	$(17.0)	(20.3)%	$(16.7)	(19.9)%
International	215.5	268.1	(52.6)	(19.6)%	(50.1)	(18.7)%
Portfolio
North America	$182.8	$214.5	$(31.7)	(14.8)%	$(31.4)	(14.6)%
International	115.3	139.6	(24.3)	(17.4)%	(20.8)	(14.9)%
Fragrances
North America	$151.1	$198.4	$(47.3)	(23.8)%	$(47.2)	(23.8)%
International	63.3	99.6	(36.3)	(36.4)%	(34.8)	(34.9)%
Total Net Sales	$1,277.7	$1,720.2	$(442.5)	(25.7)%	$(428.4)	(24.9)%
(a) XFX excludes the impact of foreign currency fluctuations.

Revlon Segment

Third quarter results:

North America

In North America, Revlon segment net sales in the third quarter of 2020 decreased by $13.6 million, or 13.6%, to $86.4 million, compared to $100.0 million in the third quarter of 2019. Excluding the $0.1 million favorable FX impact, Revlon segment net sales in North America in the third quarter of 2020 decreased by $13.7 million, or 13.7%, compared to the third quarter of 2019. The ongoing and prolonged COVID-19 pandemic contributed an estimated $15 million ($15 million XFX) to the Revlon segment’s decrease in net sales in North America in the third quarter of 2020, compared to the prior year quarter. The Revlon segment's $13.7 million XFX decrease in North America net sales in the third quarter of 2020 was primarily due to the Revlon segment's lower net sales of Revlon color cosmetics and of Revlon ColorSilk hair color products, due, primarily, to

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

the continuing effects of COVID-19 on the mass retail channel, partially offset by higher net sales of Revlon-branded beauty tools and hair-care products.

International

Internationally, Revlon segment net sales in the third quarter of 2020 decreased by $37.7 million, or 32.1%, to $79.6 million, compared to $117.3 million in the third quarter of 2019. Excluding the $0.5 million favorable FX impact, Revlon segment International net sales in the third quarter of 2020 decreased by $38.2 million, or 32.6%, compared to the third quarter of 2019. The ongoing and prolonged COVID-19 pandemic contributed an estimated $35 million ($35 million XFX) to the Revlon segment’s decrease in International net sales in the third quarter of 2020, compared to the prior year quarter. The Revlon segment's $38.2 million XFX decrease in International net sales in the third quarter of 2020 was driven primarily by the Revlon segment's lower net sales of Revlon color cosmetics, as well as lower net sales of Revlon-branded professional hair-care products due, primarily, to the continuing effects of COVID-19 on the mass retail channel and salons. This decrease was partially offset by higher net sales of Revlon ColorSilk hair color products, primarily within the Company's Latin America region, and growth in e-commerce net sales.

Year-to-date results:

North America

In North America, Revlon segment net sales in the nine months ended September 30, 2020 decreased by $102.3 million, or 27.8%, to $265.6 million, compared to $367.9 million in the nine months ended September 30, 2019. Excluding the $0.3 million unfavorable FX impact, Revlon segment net sales in North America in the nine months ended September 30, 2020 decreased by $102.0 million, or 27.7%, compared to the nine months ended September 30, 2019. The ongoing and prolonged COVID-19 pandemic contributed an estimated $67 million ($67 million XFX) to the Revlon segment’s decrease in net sales in North America in the nine months ended September 30, 2020, compared to the prior year period. The Revlon segment's $102.0 million XFX decrease in North America net sales in the nine months ended September 30, 2020 was primarily due to the Revlon segment's lower net sales of Revlon color cosmetics, as well as Revlon ColorSilk hair color products, due, primarily, to the continuing effects of COVID-19 on the mass retail channel, partially offset by higher net sales of Revlon-branded beauty tools and hair care products.

International

Internationally, Revlon segment net sales in the nine months ended September 30, 2020 decreased by $131.0 million, or 37.6%, to $217.2 million, compared to $348.2 million in the nine months ended September 30, 2019. Excluding the $5.6 million unfavorable FX impact, Revlon segment International net sales in the nine months ended September 30, 2020 decreased by $125.4 million, or 36.0%, compared to the nine months ended September 30, 2019. The ongoing and prolonged COVID-19 pandemic contributed an estimated $107 million ($109 million XFX) to the Revlon segment’s decrease in International net sales in the nine months ended September 30, 2020, compared to the prior year period. The Revlon segment's $125.4 million XFX decrease in International net sales in the nine months ended September 30, 2020 was driven primarily by the Revlon segment's lower net sales of Revlon color cosmetics, as well as lower net sales of Revlon-branded hair-care professional products and Revlon ColorSilk hair color products, within the Company's EMEA, Asia, Latin America and Pacific regions, due, primarily, to the continuing effects of COVID-19 on the mass retail channel and salons.

Elizabeth Arden Segment

Third quarter results:

North America

In North America, Elizabeth Arden segment net sales in the third quarter of 2020 increased by $1.0 million, or 3.4%, to $30.5 million, compared to $29.5 million in the third quarter of 2019. Excluding the $0.1 million unfavorable FX impact, Elizabeth Arden net sales in North America in the third quarter of 2020 increased by $1.1 million, or 3.7%, compared to the third quarter of 2019. The ongoing and prolonged COVID-19 pandemic contributed an estimated $1 million ($1 million XFX) to the Elizabeth Arden segment’s variance in net sales in North America in the third quarter of 2020, compared to the prior year quarter. The Elizabeth Arden segment's $1.1 million XFX increase in North America net sales in the third quarter of 2020 was driven primarily by the Elizabeth Arden segment's higher net sales of Ceramide skin care products, partially offset by lower net

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

sales of certain other Elizabeth Arden-branded skin care and fragrances products, due, primarily, to the continuing effects of COVID-19 on foot traffic at department stores and other retail outlets.

International

Internationally, Elizabeth Arden segment net sales in the third quarter of 2020 decreased by $17.9 million, or 19.1%, to $75.8 million, compared to $93.7 million in the third quarter of 2019. Excluding the $1.6 million favorable FX impact, Elizabeth Arden segment International net sales in the third quarter of 2020 decreased by $19.5 million, or 20.8%, compared to the third quarter of 2019. The ongoing and prolonged COVID-19 pandemic contributed an estimated $23 million ($24 million XFX) to the Elizabeth Arden segment’s decrease in the International net sales in the third quarter of 2020, compared to the prior year quarter. The Elizabeth Arden segment's $19.5 million XFX decrease in International net sales in the third quarter 2020 was driven primarily by lower net sales of Elizabeth Arden-branded skin care products and color cosmetics products, as well as certain Elizabeth Arden-branded fragrances, primarily within the Company's EMEA and, to a lesser extent, Asia and Pacific regions, due, primarily, to the continuing effects of COVID-19 on foot traffic at department stores and on travel retail outlets.

Year-to-date results:

North America

In North America, Elizabeth Arden segment net sales in the nine months ended September 30, 2020 decreased by $17.0 million, or 20.3%, to $66.9 million, compared to $83.9 million in the nine months ended September 30, 2019. Excluding the $0.3 million unfavorable FX impact, Elizabeth Arden segment net sales in North America in the nine months ended September 30, 2020 decreased by $16.7 million, or 19.9%, compared to the nine months ended September 30, 2019. The ongoing and prolonged COVID-19 pandemic contributed an estimated $16 million ($16 million XFX) to the Elizabeth Arden segment’s decrease in net sales in North America in the nine months ended September 30, 2020, compared to the prior year period. The Elizabeth Arden segment's $16.7 million XFX decrease in North America net sales in the nine months ended September 30, 2020 was driven primarily by the Elizabeth Arden segment's lower net sales of certain Elizabeth Arden-branded skin care products, as well as Elizabeth Arden-branded color cosmetics products and fragrances, due, primarily, to the continuing effects of COVID-19 on foot traffic at department stores and other retail outlets. This decrease was partially offset by higher net sales of Ceramide skin care products, as well as growth in e-commerce net sales.

International

Internationally, Elizabeth Arden segment net sales in the nine months ended September 30, 2020 decreased by $52.6 million, or 19.6%, to $215.5 million, compared to $268.1 million in the nine months ended September 30, 2019. Excluding the $2.5 million unfavorable FX impact, Elizabeth Arden segment International net sales in the nine months ended September 30, 2020 decreased by $50.1 million, or 18.7%, compared to the nine months ended September 30, 2019. The ongoing and prolonged COVID-19 pandemic contributed an estimated $76 million ($79 million XFX) to the Elizabeth Arden segment’s decrease in International net sales in the nine months ended September 30, 2020, compared to the prior year period. The Elizabeth Arden segment's $50.1 million XFX decrease in International net sales in the nine months ended September 30, 2020 was driven primarily by lower net sales of certain Elizabeth Arden-branded skin care products, as well as lower net sales of Elizabeth Arden-branded fragrances and color cosmetics, primarily within the Company's EMEA and, to a lesser extent, Asia, Pacific and Latin America regions, due, primarily, to the continuing effects of COVID-19 on foot traffic at department stores and on travel retail outlets. This decrease was partially offset by higher net sales of Ceramide skin care products within the Company's Asia region, as well as growth in e-commerce net sales.

Portfolio Segment

Third quarter results:

North America

In North America, Portfolio segment net sales in the third quarter of 2020 decreased by $11.5 million, or 16.1%, to $59.9 million, compared to $71.4 million in the third quarter of 2019. Excluding the $0.2 million unfavorable FX impact, Portfolio segment North America net sales in the third quarter of 2020 decreased by $11.3 million, or 15.8%, compared to the third quarter third quarter of 2019. The ongoing and prolonged COVID-19 pandemic contributed an estimated $14 million ($14

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

million XFX) to the Portfolio segment’s decrease in net sales in North America in the third quarter of 2020, compared to the prior year quarter. The Portfolio segment's $11.3 million XFX decrease in North America net sales in the third quarter of 2020 was driven primarily by the Portfolio segment's lower net sales of Almay color cosmetics, CND nail products, American Crew men's grooming products, driven, primarily, by the continuing effects of COVID-19 on the mass retail channel and on salons. This decrease was partially offset primarily by higher net sales of Creme of Nature products, as well as Mitchum anti-perspirant deodorants and Cutex nail products.

International

Internationally, Portfolio segment net sales in the third quarter of 2020 decreased by $7.1 million, or 15.2%, to $39.7 million, compared to $46.8 million in the third quarter of 2019. Excluding the $0.7 million favorable FX impact, Portfolio segment International net sales decreased by $7.8 million, or 16.7%, in the third quarter of 2020, compared to the third quarter of 2019. The ongoing and prolonged COVID-19 pandemic contributed an estimated $5 million ($5 million XFX) to the Portfolio segment’s decrease in International net sales in the third quarter of 2020, compared to the prior year quarter. The Portfolio segment's $7.8 million XFX decrease in International net sales in the third quarter of 2020 was driven primarily by lower net sales of local and regional brands, CND nail products, American Crew men's grooming products and Almay color cosmetics, primarily in the Company's EMEA region, driven, primarily, by the continuing effects of COVID-19 on salons and the mass retail channel.
Year-to-date results:

North America

In North America, Portfolio segment net sales in the nine months ended September 30, 2020 decreased by $31.7 million, or 14.8%, to $182.8 million, as compared to $214.5 million in the nine months ended September 30, 2019. Excluding the $0.3 million unfavorable FX impact, Portfolio segment net sales in North America in the nine months ended September 30, 2020 decreased by $31.4 million, or 14.6%, compared to the nine months ended September 30, 2019. The ongoing and prolonged COVID-19 pandemic contributed an estimated $39 million ($39 million XFX) to the Portfolio segment’s decrease in net sales in North America in the nine months ended September 30, 2020, compared to the prior year period. The Portfolio segment's $31.4 million XFX decrease in North America net sales in the nine months ended September 30, 2020 was driven primarily by the Portfolio segment's lower net sales of Almay color cosmetics, CND nail products and American Crew men's grooming products, due, primarily, to the continuing effects of COVID-19 on the mass retail channel and on salons. This decrease was partially offset primarily by higher net sales of Creme of Nature and certain other local and regional products brands, Cutex nail products and Mitchum anti-perspirant deodorants, as well as growth in e-commerce net sales.

International

Internationally, Portfolio segment net sales in the nine months ended September 30, 2020 decreased by $24.3 million, or 17.4%, to $115.3 million, compared to $139.6 million in the nine months ended September 30, 2019. Excluding the $3.5 million unfavorable FX impact, Portfolio segment International net sales decreased by $20.8 million, or 14.9%, in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The ongoing and prolonged COVID-19 pandemic contributed an estimated $17 million ($17 million XFX) to the Portfolio segment’s decrease in International net sales in the nine months ended September 30, 2020, compared to the prior year period. The Portfolio segment's $20.8 million XFX decrease in International net sales in the nine months ended September 30, 2020 was driven primarily by the Portfolio segment's lower net sales of certain local and regional skin care products brands, American Crew men's grooming products, CND nail products and Almay color cosmetics, primarily in the Company's EMEA region, due, primarily, to the continuing effect of COVID-19 on the mass retail channel and on salons.

Fragrances Segment

Third quarter results:

North America

In North America, Fragrances segment net sales in the third quarter of 2020 decreased by $19.4 million, or 19.7%, to $79.2 million, as compared to $98.6 million in the third quarter of 2019. Excluding the $0.1 million unfavorable FX impact, Fragrances segment net sales in North America decreased by $19.3 million, or 19.6%, in the third quarter of 2020, compared to the third quarter of 2019. The ongoing and prolonged COVID-19 pandemic contributed an estimated $16 million ($16 million

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

XFX) to the Fragrances segment’s decrease in net sales in North America in the third quarter of 2020, compared to the prior year quarter. The Fragrances segment's $19.3 million XFX decrease in North America net sales in the third quarter of 2020 was driven primarily by lower net sales due to the continuing impacts from COVID-19, especially in the prestige channel, resulting in decreased foot traffic.

International

Internationally, Fragrances segment net sales in the third quarter of 2020 decreased by $13.5 million, or 34.2%, to $26.0 million, compared to $39.5 million in the third quarter of 2019. Excluding the $0.3 million favorable FX impact, Fragrances segment International net sales decreased by $13.8 million, or 34.9%, in the third quarter of 2020, compared to the third quarter of 2019. The ongoing and prolonged COVID-19 pandemic contributed an estimated $9 million ($9 million XFX) to the Fragrances segment’s decrease in International net sales in the third quarter of 2020, compared to the prior year quarter. The Fragrances segment's $13.8 million XFX decrease in International net sales during the third quarter of 2020 was due to lower net sales of certain licensed fragrances primarily in the Company's EMEA region and also, to a lesser extent, in the Company's Pacific, Latin America and Asia regions, due to the continuing impacts from COVID-19, resulting in decreased foot traffic.

Year-to-date results:

North America

In North America, Fragrances segment net sales in the nine months ended September 30, 2020 decreased by $47.3 million, or 23.8%, to $151.1 million, as compared to $198.4 million in the nine months ended September 30, 2019. Excluding the $0.1 million unfavorable FX impact, Fragrances segment net sales in North America decreased by $47.2 million, or 23.8%, in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The ongoing and prolonged COVID-19 pandemic contributed an estimated $40 million ($40 million XFX) to the Fragrances segment’s decrease in net sales in North America in the nine months ended September 30, 2020, compared to the prior year period. The Fragrances segment's $47.2 million XFX decrease in North America net sales in the nine months ended September 30, 2020 was driven primarily by the continuing impacts from COVID-19, especially in the prestige channel, resulting in decreased foot traffic and temporary door closures.

International

Internationally, Fragrances segment net sales in the nine months ended September 30, 2020 decreased by $36.3 million, or 36.4%, to $63.3 million, compared to $99.6 million in the nine months ended September 30, 2019. Excluding the $1.5 million unfavorable FX impact, Fragrances segment International net sales decreased by $34.8 million, or 34.9%, in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The ongoing and prolonged COVID-19 pandemic contributed an estimated $24 million ($25 million XFX) to the Fragrances segment’s decrease in International net sales in the nine months ended September 30, 2020, compared to the prior year period. The Fragrances segment's $34.8 million XFX decrease in International net sales in the nine months ended September 30, 2020 was driven primarily by lower net sales in the Company's EMEA region and also, to a lesser extent, in the Company's Asia, Latin America and Pacific regions, due to the continuing impacts from COVID-19, resulting in decreased foot traffic and temporary door closures.

Gross profit:
The table below shows the Company's gross profit and gross margin for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Gross profit	$242.8	$327.8	$(85.0)	$677.0	$969.5	$(292.5)
Percentage of net sales	50.9%	54.9%	(4.0)%	53.0%	56.4%	(3.4)%

Third quarter results:

Gross profit decreased by $85.0 million in the third quarter of 2020, as compared to the third quarter of 2019. Unfavorable sales volume, primarily driven by the effects of the ongoing and prolonged COVID-19 pandemic, decreased gross profit in the third quarter of 2020 by approximately $66 million, compared to the third quarter of 2019, with no impact on gross margin. Gross profit as a percentage of net sales (i.e., gross margin) in the third quarter of 2020 decreased by 4.0% compared to the

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

third quarter of 2019. The decrease in gross margin in the third quarter of 2020, as compared to the third quarter of 2019, was impacted by the negative effect of product mix, mainly attributable to the effects of the ongoing and prolonged COVID-19 pandemic, higher manufacturing costs resulting, in part, from the ongoing and prolonged COVID-19 pandemic, as well as unfavorable impacts of tariffs, partially offset by the impact of cost reductions achieved through the Company's initiatives designed to mitigate the adverse impact of COVID-19 on the Company's operations, as well as the Revlon 2020 Restructuring Program.

Year-to-date results:

Gross profit decreased by $292.5 million in the nine months ended September 30, 2020, as compared to the third quarter of 2019. Unfavorable sales volume, primarily driven by the effects of the ongoing and prolonged COVID-19 pandemic, decreased gross profit in the nine months ended September 30, 2020 by approximately $249 million, compared to the nine months ended September 30, 2019, with no impact on gross margin. Gross profit as a percentage of net sales (i.e., gross margin) in the nine months ended September 30, 2020 decreased by 3.4 percentage points, as compared to the nine months ended September 30, 2019. The decrease in gross margin in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was impacted by the negative effect of product mix, mainly attributable to the ongoing effects of the ongoing and prolonged COVID-19 pandemic, higher manufacturing costs resulting, in part, from the ongoing and prolonged COVID-19 pandemic, as well as unfavorable impacts of FX and tariffs, partially offset by the impact of cost reductions achieved through the Company's initiatives designed to mitigate the adverse impact of COVID-19 on the Company's operations, as well as the Revlon 2020 Restructuring Program.

SG&A expenses:
The table below shows the Company's SG&A expenses for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
SG&A expenses	$253.4	$308.1	$(54.7)	$739.1	$973.2	$(234.1)

Third quarter results:

SG&A expenses decreased by $54.7 million in the third quarter of 2020, compared to the third quarter of 2019, driven primarily by:
•a net decrease of approximately $36 million in brand support expenses, resulting from the Company's ongoing cost reduction initiatives in response to the ongoing and prolonged COVID-19 pandemic and decreased media spend to align with the lower net sales, primarily in North America and in the EMEA regions, primarily within the Revlon segment and, to a lesser extent, within the Portfolio, Elizabeth Arden and Fragrances segments;
•lower distribution expenses of approximately $8 million, driven primarily by the net sales decline;
•lower general and administrative expenses of approximately $7 million, primarily driven by cost reductions achieved through the Company's initiatives designed to mitigate the adverse impact of the ongoing and prolonged COVID-19 pandemic on the Company's operations, as well as the Revlon 2020 Restructuring Program; and
•unfavorable FX impact of approximately $2 million.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Year-to-date results:

SG&A expenses decreased by $234.1 million in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, driven primarily by:
•a net decrease of approximately $111 million in brand support expenses, resulting from the Company's ongoing cost reduction initiatives in response to the ongoing and prolonged COVID-19 pandemic and decreased media spend to align with the lower net sales primarily in North America and in the EMEA regions, primarily within the Revlon segment and, to a lesser extent, within the Elizabeth Arden, Portfolio and Fragrances segments, partially offset by an increase in brand support to support sales growth in Asia;
•lower general and administrative expenses of approximately $82 million, primarily driven by cost reductions achieved through the Company's initiatives designed to mitigate the adverse impact of the ongoing and prolonged COVID-19 pandemic on the Company's operations, as well as the Revlon 2020 Restructuring Program;
•lower distribution expenses of approximately $24 million, driven primarily by the net sales decline; and
•favorable FX impact of approximately $6 million.

Acquisition, integration and divestiture costs:
The table below shows the Company's acquisition, integration and divestiture costs for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Integration Costs	$—	$0.1	$(0.1)	$—	$0.7	$(0.7)
Divestiture Costs	0.9	—	0.9	4.2	—	4.2
Total acquisition, integration and divestiture costs	$0.9	$0.1	$0.8	$4.2	$0.7	$3.5

Third quarter results:
The Company incurred $0.9 million of divestiture costs in the third quarter of 2020 relating to the amortization of the cash-based awards under Tier 1 and Tier 2 of the Revlon 2019 TIP (see Note 11, "Stock Compensation Plan," to the Company's Unaudited Consolidated Financial Statements in this Form 10-Q for additional details on the 2019 TIP).

Year-to-date results:

The Company incurred $4.2 million of divestiture costs in the nine months ended September 30, 2020 including $0.7 million in professional fees incurred in connection with the exploration of strategic transactions involving the Company and third parties pursuant to the Strategic Review and approximately $3.5 million relating to the amortization of the cash-based awards under Tier 1 and Tier 2 of the Revlon 2019 TIP (See Note 11, "Stock Compensation Plan," to the Company's Unaudited Consolidated Financial Statements in this Form 10-Q for additional details on the 2019 TIP).

The Company incurred $0.7 million of integration costs in the nine months ended September 30, 2019, related primarily to the Company's integration of Elizabeth Arden's operations into the Company's business, including professional fees and employee-related costs.

Restructuring charges and other, net:
The table below shows the Company's restructuring charges and other, net for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Restructuring charges and other, net	$(0.7)	$2.9	$(3.6)	$44.8	$11.6	$33.2

Restructuring charges and other, net, decreased $3.6 million during the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to the subsequent true-up in the third quarter of 2020 of

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

restructuring charges previously accrued in 2020 under the Revlon 2020 Restructuring Program, compared to the expenditures incurred primarily under the 2018 Optimization Program in the third quarter of 2019.

Restructuring charges and other, net, increased $33.2 million during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to higher charges in connection with the Revlon 2020 Restructuring Program, compared to the expenditures incurred primarily under the 2018 Optimization Program in the third quarter of 2019.

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

As a result of the Revlon 2020 Restructuring Program, the Company expects to eliminate approximately 1,000 positions worldwide, including approximately 650 current employees and approximately 350 open positions of which approximately 785 were eliminated by September 30, 2020.

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

In connection with implementing the Revlon 2020 Restructuring Program, the Company expects to recognize during 2020 approximately $60 million to $70 million of total pre-tax restructuring and related charges (the “2020 Restructuring Charges”), consisting primarily of employee-related costs, such as severance, retention and other contractual termination benefits. In addition, the Company expects restructuring charges in the range of $75 million to $85 million to be charged and paid during 2021 and 2022. The Company expects that substantially all of these restructuring charges will be paid in cash, with approximately $55 million to $65 million of the total charges expected to be paid in 2020, approximately $40 million to $45 million expected to be paid in 2021, with the balance expected to be paid in 2022. During the third quarter of 2020, the Company recorded $4.1 million of net restructuring and related charges under the 2020 Restructuring Program consisting of: (i) $5.1 million of lease and other restructuring-related charges that were recorded within SG&A; and (ii) $1.0 million true up of previously accrued severance and other personnel costs. Since commencing the Revlon 2020 Restructuring Program and through September 30, 2020, the Company recorded $61.2 million of restructuring and related charges under the 2020 Restructuring Program consisting of: (i) $45.6 million of severance and other personnel costs; and (ii) $15.6 million of lease and other restructuring-related charges that were recorded within SG&A. Of these charges, approximately $21.5 million were paid through September 30, 2020.

As a result of the Revlon 2020 Restructuring Program, the Company expects to deliver in the range of $200 million to $230 million of annualized cost reductions by the end of 2022, with approximately 50% of these annualized cost reductions to be realized from the headcount reductions occurring in 2020. During 2020, the Company expects to realize approximately $105 million to $115 million of in-year cost reductions, of which approximately $22 million and $87 million had been achieved during the three and nine months September 30, 2020, respectively.

2018 Optimization Program
During 2018, the Company announced its 2018 Optimization Program designed to streamline the Company’s operations, reporting structures and business processes, with the objective of maximizing productivity and improving profitability, cash flows and liquidity. During the third quarter of 2020, the Company recorded restructuring charges related to severance and personnel benefits of $0.1 million under the 2018 Optimization Program. During the nine months ended September 30, 2020, the Company recorded, under the 2018 Optimization Program, $0.6 million due to the reversal of previously accrued severance, personnel benefits and other restructuring costs, offset by $0.7 million of other restructuring-related charges that were recorded within SG&A and cost of sales. The Company recognized approximately $39.6 million of cumulative total pre-tax restructuring

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

and related charges under the 2018 Optimization Program since its inception in November 2018, consisting of employee-related costs, such as severance, pension and other termination costs, as well as other related charges within SG&A and cost of sales and approximately $6.5 million of additional capital expenditures. As of September 30, 2020, restructuring and related charges to be paid in cash are approximately $32 million of the total charges, of which $30.3 million were already paid through September 30, 2020, with any residual balance expected to be paid during the remainder of 2020.

During the three and nine months ended September 30, 2019, the Company recorded $2.9 million and $11.6 million, respectively, of restructuring charges primarily related to the 2018 Optimization Program.

For further information on the Revlon 2020 Restructuring Program, the 2018 Optimization Program and on the Company's other restructuring initiatives, see Note 2, "Restructuring Charges," to the Company's Unaudited Consolidated Financial Statements in this Form 10-Q.

Impairment Charges:
The table below shows the Company's impairment charges for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Impairment charges	$—	$—	$—	$144.1	$—	$144.1

During the first and second quarters of 2020, as a result of COVID-19’s impact on the Company’s operations, the Company determined that indicators of potential impairment existed requiring the Company to perform interim impairment analyses. These indicators included a deterioration in the general economic conditions, developments in equity and credit markets, deterioration in some of the economic channels in which the Company's operates (especially in the mass retail channel), the recent trading values of the Company's capital stock and the corresponding decline in the Company’s market capitalization and the revision of the Company's expected future cash flows as a result of COVID-19. Based on the first and second quarters of 2020 interim impairment analyses, the Company recorded $124.3 million and $19.8 million of total non-cash impairment charges for the first and second quarter of 2020, respectively.

As of September 30, 2020, due to the continued worldwide effects of the ongoing and prolonged COVID-19 pandemic, the Company re-assessed whether further indicators of impairment arose during the third quarter of 2020 that might result in additional goodwill impairment charges. Based upon such assessment, the Company determined that it was more likely than not that the fair value of each of its reporting units exceeded their respective carrying amounts as of September 30, 2020. Consequently, no impairment changes were recognized during the three months ended September 30, 2020.

For further information on these non-cash impairment charges, see Note 5, “Goodwill and Intangible Assets, Net,” to the Company's Unaudited Consolidated Financial Statements in this Form 10-Q.

Interest expense:
The table below shows the Company's interest expense for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Interest expense	$68.7	$50.2	$18.5	$178.0	$145.7	$32.3

The $18.5 million increase in interest expense in the third quarter of 2020, as compared to the third quarter of 2019, was primarily due to higher weighted average interest rates and higher weighted average borrowings driven primarily by the 2020 BrandCo Term Loan Facility.

The $32.3 million increase in interest expense during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was primarily due to higher weighted average borrowings and higher weighted average

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

interest rates driven primarily by the 2020 BrandCo Term Loan Facility and the 2019 Term Loan Facility (the latter of which was fully repaid in May 2020 using proceeds from the 2020 BrandCo Term Loan Facility).

Gain on early extinguishment of debt:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Gain on early extinguishment of debt	(31.2)	$—	$(31.2)	$(43.1)	$—	$(43.1)

Gain on early extinguishment of debt for the three and nine months ended September 30, 2020 includes debt extinguishment gains of $31.2 million recorded during the third quarter of 2020 and $11.9 million recorded during the second quarter of 2020 upon the repurchase and subsequent cancellation of approximately $157.2 million in aggregate principal face amount of Products Corporation's 5.75% Senior Notes occurring in the third and second quarters of 2020.

For information on the terms and conditions of these debt instruments, see "Recent Developments," as well as Note 7, “Debt,” and Note 19, “Subsequent Events,” to the Company's Unaudited Consolidated Financial Statements in this Form 10-Q and Note 9, "Debt," in the Audited Consolidated Financial Statements in the Company's 2019 Form 10-K. Also, please refer to "Financial Condition, Liquidity and Capital Resources - Long-Term Debt Instruments" in Item 2 of this Form 10-Q for further information.

Foreign currency losses, net:
The table below shows the Company's foreign currency losses, net for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Foreign currency (gains) losses, net	$(9.8)	$7.6	$(17.4)	$9.1	$9.0	$0.1

The $17.4 million increase in foreign currency gains, net, during the third quarter of 2020, compared to the third quarter of 2019, was primarily driven by the net favorable impact of foreign currency fluctuations on certain U.S. Dollar denominated intercompany payables and foreign currency denominated receivables compared to the prior year's quarter.

The $0.1 million increase in foreign currency losses, net, during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was primarily driven by the net unfavorable impact of foreign currency fluctuations on certain U.S. Dollar denominated intercompany payables and foreign currency denominated receivables compared to the prior year's period.

Provision for (benefit from) income taxes:
The table below shows the Company's provision for (benefit from) income taxes for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Provision for (benefit from) income taxes	$1.9	$(2.1)	$4.0	$(45.2)	$(3.2)	$(42.0)

The Company recorded a provision for income taxes of $1.9 million for the third quarter of 2020, compared to a benefit from income taxes of $2.1 million for the third quarter of 2019. The $4.0 million decrease in the benefit from income taxes for the third quarter of 2020, compared to the same quarter in 2019, was primarily due to: (i) the mix and level of earnings; (ii) an increase in the U.S. tax on the Company's foreign earnings; and (iii) increased tax expense from return to provision adjustments, partially offset primarily by an increase in tax benefit from the net change in valuation allowances related to the recognition of previously unrecognized tax losses in Canada.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

The Company recorded a benefit from income taxes of $45.2 million for the nine months ended September 30, 2020, compared to a benefit from income taxes of $3.2 million for the nine months ended September 30, 2019. The $42.0 million increase in the benefit from income taxes for the nine months ended September 30, 2020, compared to same period in 2019, was primarily due to: (i) the increased loss from continuing operations before income taxes on which the tax benefit is recognized; (ii) the mix and level of earnings; and (iii) a reduction in the U.S. tax on the Company's foreign earnings, net of the impact of non-deductible impairment charges, partially offset by the net change in valuation allowances recorded related to the limitation on the deductibility of interest.

The Company's effective tax rate for the three months ended September 30, 2020 was lower than the federal statutory rate of 21% primarily due the mix and level of earnings and the change in valuation allowance related to the limitation on the deductibility of interest. The Company's effective tax rate for the nine months ended September 30, 2020 was lower than the federal statutory rate of 21% primarily due to the impact of non-deductible impairment charges and the valuation allowance related to the limitation on the deductibility of interest, partially offset by the impact of the "Coronavirus Aid, Relief and Economic Security Act" (the "CARES Act"), signed into law on March 27, 2020 by President Trump, which resulted in a partial release of a valuation allowance on the Company's 2019 federal tax attributes associated with the limitation on the deductibility of interest.

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

As of September 30, 2020, the Company concluded that, based on its evaluation of objectively verifiable evidence, it does not require a valuation allowance on its federal deferred tax assets, other than those associated with the limitation on the deductibility of interest. The Company does have a valuation allowance on deferred tax assets associated with its activity in certain U.S. states and foreign jurisdictions. These conclusions regarding the establishment of valuation allowances on the Company's deferred tax assets as of the end of the third quarter of 2020 are consistent with the Company's conclusions on such matters as compared to prior quarters. The key assumptions used to determine positive and negative evidence included the Company’s cumulative taxable loss for the past three years, future reversals of existing taxable temporary differences, the Company's cost reduction initiatives and other efficiency efforts, as well as certain assumptions regarding COVID-19's expected impact on the Company. Potential negative evidence, including, among other things, any further worsening of the economies in the jurisdictions in which the Company operates and any future reduced profitability in such jurisdictions could result in additional valuation allowances which would reduce the Company's future deferred tax assets. In such event, the Company's tax expense would likely materially increase in the period the valuation allowance is recognized and adversely impact the Company's results of operations and statement of financial condition in such period. The Company will continue to monitor the circumstances that would require it to establish an additional valuation allowance on its deferred tax assets. Accordingly, depending on future evidence that may become available, the Company's assessments regarding its valuation allowance position may change.

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
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Results of Operations — Products Corporation

Products Corporation's Unaudited Consolidated Statements of Operations and Comprehensive Loss are essentially identical to Revlon, Inc.'s Unaudited Consolidated Statements of Operations and Comprehensive Loss, except for the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss - Revlon, Inc.	$(44.5)	$(44.7)	$(385.2)	$(183.5)
Selling, general and administrative expenses - public company costs	2.0	1.8	5.9	5.1
Provision for income taxes	(0.4)	(0.3)	(1.0)	(0.8)
Net loss - Products Corporation	$(42.9)	$(43.2)	$(380.3)	$(179.2)

Refer to Revlon’s “Management Discussion and Analysis of Financial Condition and Results of Operations” herein.

Financial Condition, Liquidity and Capital Resources

At September 30, 2020, the Company had a liquidity position of $340.4 million, consisting of: (i) $268.3 million of unrestricted cash and cash equivalents (with approximately $93.7 million held outside the U.S.); (ii) $52.6 million in available borrowing capacity under Products Corporation's Amended 2016 Revolving Credit Facility (which had $291.9 million drawn at such date); (iii) $30 million in available borrowing capacity under the 2020 Restated Line of Credit Facility, which had no borrowings at such date; and less (iv) approximately $10.5 million of outstanding checks. Under the Amended 2016 Revolving Credit Facility, as Products Corporation’s consolidated fixed charge coverage ratio ("FCCR") was greater than 1.0 to 1.0 as of September 30, 2020, all of the approximately $52.6 million of availability under the Amended 2016 Revolving Credit Facility was available as of such date.

See “Recent Developments,” as well as Note 7, "Debt," and Note 19, “Subsequent Events,” to the Company's Unaudited Consolidated Financial Statements in this Form 10-Q and Note 9, "Debt," to the Company's Audited Consolidated Financial Statements in the Company’s 2019 Form 10-K for detailed information on the terms and conditions of the Company’s various debt instruments.

5.75% Senior Notes Exchange Offer

See “Recent Developments” for important information regarding the Company’s debt-related transactions occurring after September 30, 2020. On September 29, 2020, Products Corporation commenced the Exchange Offer to exchange any and all of the then-outstanding 5.75% Senior Notes. As described in "Recent Developments," the Exchange Offer was amended on October 23, 2020 and on November 13, 2020, the Company announced that the Exchange Offer was successfully consummated and that Products Corporation had accepted $236 million in aggregate principal amount of 5.75% Senior Notes tendered in the Exchange Offer. Products Corporation used cash on hand to redeem, effective as of November 13, 2020, the remaining $106.8 million in aggregate principal amount of 5.75% Senior Notes pursuant to the terms of the 5.75% Senior Notes Indenture. Following the consummation of the Exchange Offer and the satisfaction and discharge of the remaining 5.75% Senior Notes, no 5.75% Senior Notes remained outstanding as of the closing on November 13, 2020.

Amendments to the 2020 BrandCo Term Loan Facility
Prior to consummating the Exchange Offer, on September 28, 2020, Products Corporation and certain lenders under the 2020 BrandCo Term Loan Facility, representing more than a majority in aggregate principal amount of loans thereunder (the “Supporting BrandCo Lenders”), entered into a Transaction Support Agreement (the “BrandCo TSA”) under which the Supporting BrandCo Lenders agreed to take certain actions to facilitate the Exchange Offer and Consent Solicitation, including, among other things:
•Relinquishing certain rights of such Supporting BrandCo Lenders to “roll-up” loans held by such Supporting BrandCo Lenders under the 2016 Term Loan Facility into New BrandCo Second-Lien Term Loans under the 2020 BrandCo Term Loan Facility (the “Roll-up Rights”);
•Tendering any Existing 5.75% Senior Notes held by such Supporting BrandCo Lenders into the Exchange Offer and Consent Solicitation;
•Consenting to amendments to the 2020 BrandCo Term Loan Facility to permit the exchange of Existing 5.75% Senior Notes for the New BrandCo Second-Lien Term Loans under the 2020 BrandCo Term Loan Facility as contemplated by the Offering Memorandum and the payment of the BrandCo Support and Consent Consideration;
•Consenting to other amendments to the 2020 BrandCo Term Loan Facility and the Amended 2016 Revolving Credit Facility to permit the Exchange Offer and Consent Solicitation to be completed as contemplated by the Offering Memorandum; and
•Supporting and cooperating with Products Corporation to consummate the transactions contemplated by the BrandCo TSA and the Offering Memorandum, including the Exchange Offer and Consent Solicitation.
In connection with such amendments, Products Corporation agreed to provide the following consideration (collectively, the “BrandCo Support and Consent Consideration”) upon the successful consummation of the Exchange Offer:

•$12.5 million aggregate principal amount of New BrandCo Second-Lien Term Loans as a fee to the Supporting BrandCo Lenders under the BrandCo TSA in connection with such Supporting BrandCo Lenders’ relinquishment of their Roll-up Rights;
•$10.0 million aggregate principal amount of New BrandCo Second-Lien Term Loans to one of the Supporting BrandCo Lenders in exchange for $18.7 million aggregate principal amount of Products Corporation’s 6.25% Senior Notes due 2024 held by such Supporting BrandCo Lender; and
•to all lenders under the 2020 BrandCo Term Loan Facility (including the Supporting BrandCo Lenders), an amendment fee that was payable pro rata based on principal amount of loans consenting, consisting of, at Products Corporation's option, either (x) an aggregate of $2.5 million of cash or (y) $5.0 million aggregate principal amount of New BrandCo Second-Lien Term Loans. Pursuant to the BrandCo Amendment, Products Corporation elected to pay this fee in-kind in the form of $5.0 million aggregate principal amount of New BrandCo Second-Lien Term Loans.

On November 13, 2020, Products Corporation entered into that certain Amendment No. 1 (the “BrandCo Amendment”) to the 2020 BrandCo Credit Agreement in connection with the Exchange Offer in order to, among other things, provide for the incurrence of $75 million in aggregate principal amount of New BrandCo Second-Lien Term Loans. The New BrandCo Second Lien Term Loans are a separate tranche of “Term B-2 Loans” (ranking junior to the Term B-1 Loans and senior to the Term B-3 Loans with respect to liens on certain specified collateral) under the BrandCo Credit Agreement. Except as to the use of proceeds, the terms of the New BrandCo Second-Lien Term Loans are substantially consistent with the other Term B-2 Loans. In connection with the BrandCo Amendment, Products Corporation paid certain fees to the lenders in-kind in the form of New BrandCo Second-Lien Term Loans in accordance with the BrandCo TSA.

MacAndrews & Forbes 2020 Restated Line of Credit Facility
In light of the upcoming maturity on July 9, 2021 of the 2018 Foreign Asset-Based Term Facility and the upcoming expiration on December 31, 2020 of the Amended 2019 Senior Line of Credit Facility, the Company sought to refinance or extend both the 2018 Foreign Asset-Based Term Facility and the Amended 2019 Senior Line of Credit Facility. Products Corporation sought to do so in order to reinforce its liquidity position to be better able to address the current business and economic environment and prepare for any further potential disruptions to its business and operations as may be brought on by the ongoing COVID-19 pandemic or other events.
As a result, and anticipating a future refinancing of the 2018 Foreign Asset-Based Term Facility (a “Future Refinanced European ABL Facility”), on September 28, 2020, Products Corporation and M&F entered into the Second Amended and Restated 2019 Senior Unsecured Line of Credit Facility (the “2020 Restated Line of Credit Facility”), which amended and restated the Amended 2019 Senior Line of Credit Facility and will provide Products Corporation with up to a $30 million tranche of a new facility of the 2018 Foreign Asset-Based Term Facility (the “New European ABL FILO Facility”) that would be secured on a “last-out” basis by the same collateral as the 2018 Foreign Asset-Based Term Facility or, if no Future Refinanced European ABL Facility is obtained, a stand-alone $30 million credit facility secured by the same collateral as the 2018 Foreign Asset-Based Term Facility when that facility is terminated, in each case, subject to a borrowing base. Upon the earlier of (x) the incurrence of a New European ABL FILO Facility and (y) December 31, 2020, the 2020 Restated Line of
Credit Facility will terminate, such that M&F’s maximum committed amount under the 2020 Restated Line of Credit Facility will never exceed $30.0 million. As of September 30, 2020, there were no borrowings outstanding under the 2020 Restated Line of Credit Facility.
The New European ABL FILO Facility would mature on (x) the maturity date of any such Future Refinanced European ABL Facility or (y) if there is no Future Refinanced European ABL Facility, July 9, 2022. To the extent the Future Refinanced European ABL Facility exceeds $35.0 million in principal amount, the amount available under the New European ABL FILO Facility would decrease on a dollar-for-dollar basis, such that, if Products Corporation were able to obtain a Future Refinanced ABL Facility of $65.0 million from third parties, there would be no amounts available under the New European ABL FILO Facility. The interest rate for the New European ABL FILO Facility will be LIBOR + 10.00%. The covenants for the New European ABL FILO Facility would be substantially the same as those applicable to the 2018 European ABL Facility.

Consummation of 2020 BrandCo Refinancing Transactions

On May 7, 2020 (the “BrandCo 2020 Facilities Closing Date”), Products Corporation entered into a term credit agreement (the “2020 BrandCo Credit Agreement”) with Jefferies Finance LLC, as administrative agent and collateral agent, and certain financial institutions (the “2020 Facilities Lenders”) that are lenders or the affiliates of lenders under Products Corporation’s Term Loan Credit Agreement, dated as of September 7, 2016 and amended on April 30, 2020 and as amended on the BrandCo 2020 Facilities Closing Date, as further described below (as amended to date, the “2016 Term Loan Facility”). Pursuant to the 2020 BrandCo Credit Agreement, the 2020 Facilities Lenders provided Products Corporation with new and roll-up senior secured term loan facilities (the “2020 BrandCo Facilities” and, collectively, the "2020 BrandCo Term Loan Facility" and, together with the use of proceeds thereof and the Extension Amendment, the “2020 BrandCo Refinancing Transactions”).

Principal and Maturity: The 2020 BrandCo Facilities consist of: (i) a senior secured term loan facility in an aggregate principal amount outstanding on the BrandCo 2020 Facilities Closing Date of $815 million, plus the amount of certain fees and accrued interest that have been capitalized (the “2020 BrandCo Facility”); (ii) commitments in respect of a senior secured term loan facility in an aggregate principal amount of $950 million (the “Roll-up BrandCo Facility”); and (iii) a senior secured term loan facility in an aggregate principal amount outstanding on the BrandCo 2020 Facilities Closing Date of $3 million (the “Junior Roll-up BrandCo Facility”). Additionally, on May 28, 2020, Products Corporation borrowed from the 2020 Facilities Lenders an additional $65 million of term loans under the 2020 BrandCo Facility to repay in full the 2020 Incremental Facility under the 2016 Term Loan Facility, as a result of which the 2020 BrandCo Facility at June 30, 2020 had an aggregate principal amount outstanding of $910.6 million (including paid-in-kind closing fees of $29.1 million and paid-in-kind interest of $1.5 million that were capitalized). Additionally, during the three months ended June 30, 2020 and the three months ended September 30, 2020, certain lenders under the 2016 Term Loan Facility due June 2023, representing $846.0 million in aggregate principal outstanding, rolled-up to the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility due June 2025, as a result of which the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility at September 30, 2020 had an aggregate principal amount outstanding of $846.0 million. The Company determined that the roll-up of such 2016 Term Loan Facility lenders into the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility represented a debt modification under U.S. GAAP, as the cash flow effect between the amount that Products Corporation owed to the participating lenders under the old debt instrument (i.e., the 2016 Term Loan Facility) and the amount that Products Corporation owed to such lenders after the consummation of the roll-up into the new debt instrument (i.e., the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility) on a present value basis was less than 10% and, thus, the debt instruments were not considered to be substantially different within the meaning of ASC 470, Debt, under U.S. GAAP.

The proceeds of the 2020 BrandCo Facility were used: (i) to repay in full approximately $200 million of indebtedness outstanding under Products Corporation’s 2019 Term Loan Facility; (ii) to repay in full and terminate commitments under the 2020 Incremental Facility; and (iii) to pay fees and expenses in connection with the 2020 BrandCo Facilities and the 2020 BrandCo Refinancing Transactions. The Company will use the remaining net proceeds for general corporate purposes, including repurchasing, repaying or refinancing Products Corporation’s outstanding 5.75% Senior Notes. The proceeds of the Roll-up BrandCo Facility are available prior to the third anniversary of the BrandCo 2020 Facilities Closing Date to purchase at par an equivalent amount of any remaining term loans under the 2016 Term Loan Facility held by the lenders participating in the 2020 BrandCo Facility or their transferees. During the three months ended June 30, 2020 and the three months ended September 30, 2020, certain lenders under the 2016 Term Loan Facility due June 2023, representing $846.0 million in aggregate principal outstanding, rolled-up to the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility due June 2025, as a result of which the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility at September 30, 2020 have an aggregate principal amount outstanding of $846.0 million, with a remaining capacity for the roll-up of loans under the 2016 Term Loan Facility of $107.0 million. See “Amendments to the 2020 BrandCo Term Loan Facility” regarding the Supporting BrandCo Lenders relinquishing certain Roll-up Rights and Products Corporation’s issuance of the BrandCo Support and Consent Consideration.

The 2020 BrandCo Facilities will mature on June 30, 2025, subject to a springing maturity 91 days prior to the August 1, 2024 maturity date of Products Corporation’s 6.25% Senior Notes if, on such date, $100 million or more in aggregate principal amount of the 6.25% Senior Notes remain outstanding.

The Company incurred approximately $119.3 million of new debt issuance costs in connection with closing the 2020 BrandCo Facility, which include paid-in kind amounts that are recorded as an adjustment to the carrying amount of the related liability and amortized to interest expense in accordance with the effective interest method over the term of the 2020 BrandCo Facilities.

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

Affirmative and Negative Covenants: The 2020 BrandCo Facilities contain certain affirmative and negative covenants that, among other things, limit Products Corporation’s and its restricted subsidiaries’ ability to: (i) incur additional debt; (ii) incur liens; (iii) sell, transfer or dispose of assets; (iv) make investments; (v) make dividends and distributions on, or repurchases of, equity; (vi) make prepayments of contractually subordinated, unsecured or junior lien debt; (vii) enter into certain transactions with their affiliates; (viii) enter into sale-leaseback transactions; (ix) change their lines of business; (x) restrict dividends from their subsidiaries or restrict liens; (xi) change their fiscal year; and (xii) modify the terms of certain debt. The 2020 BrandCo Facilities also restrict distributions and other payments from the BrandCos based on certain minimum thresholds of net sales with respect to the Specified Brand Assets. The 2020 BrandCo Facilities also contain certain customary representations, warranties and events of default, including a cross default provision making it an event of default under the 2020 BrandCo Credit Agreement if there is an event of default under Products Corporation’s existing 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement or the indentures governing each of Products Corporation’s 5.75% Senior Notes due 2021 and its 6.25% Senior Notes due 2024 (the “Senior Notes Indentures”). The lenders under the 2020 BrandCo Credit Agreement may declare all outstanding loans under the 2020 BrandCo Facilities to be due and payable immediately upon an event of default. Under such circumstances, the lenders under the 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement, and the holders under the Senior Notes Indentures may also declare all outstanding amounts under such instruments to be due and payable immediately as a result of similar cross default or cross acceleration provisions, subject to certain exceptions and limitations described in the relevant instruments.

Prepayments: The 2020 BrandCo Facilities are subject to certain mandatory prepayments, including from the net proceeds from the issuance of certain additional debt and asset sale proceeds of certain non-ordinary course asset sales or other dispositions of property, subject to certain exceptions. The 2020 BrandCo Facilities may be repaid at any time, subject to customary prepayment premiums.

2016 Term Loan Facility Extension Amendment: Term loan lenders under the 2016 Term Loan Facility were offered the opportunity to participate at par in the 2020 BrandCo Facilities based on their holdings of term loans under the 2016 Term Loan Facility. Lenders participating in the 2020 BrandCo Facilities, as well as other consenting lenders representing, in the aggregate, a majority of the loans and commitments under the 2016 Term Loan Facility, consented to an amendment to the 2016 Term Loan Facility (the “Extension Amendment”) that, among other things, made certain modifications to the covenants thereof and extended the maturity date of their term loans (“Extended Term Loans”) to June 30, 2025, subject to (i) the same September 7, 2023 springing maturity date of the non-extended term loans under the 2016 Term Loan Facility if, on such date, $75 million or more in aggregate principal amount of the non-extended term loans under the 2016 Term Loan Facility remains outstanding, and (ii) a springing maturity of 91 days prior to the August 1, 2024 maturity date of the 6.25% Senior Notes if, on such date, $100 million or more in aggregate principal amount of the 6.25% Senior Notes remains outstanding. The Extension Amendment became effective on the BrandCo 2020 Facilities Closing Date. As of September 30, 2020, approximately $30.7 million in aggregate principal amount of Extended Term Loans were outstanding after giving effect to the 2020 BrandCo Refinancing Transactions. The Extended Term Loans bear interest at a rate of LIBOR (with a LIBOR floor of 0.75%) plus 3.50% per annum, payable not less than quarterly in arrears in cash, consistent with the interest rate applicable to the non-extended term loans. Approximately $17.0 million of accrued interest outstanding on the 2016 Term Loan Facility was paid on the BrandCo 2020 Facilities Closing Date. The aggregate principal amount of non-extended term loans under the 2016 Term Loan Facility as of September 30, 2020 was approximately $855.6 million.

Repurchases of 5.75% Senior Notes due 2021

On May 7, 2020, Products Corporation used a portion of the proceeds from the 2020 BrandCo Facility to repurchase and subsequently cancel $50 million in aggregate principal face amount of its 5.75% Senior Notes. Products Corporation also paid approximately $0.7 million of accrued interest outstanding on the 5.75% Senior Notes on May 7, 2020. After the BrandCo 2020 Facilities Closing Date, Products Corporation repurchased and subsequently canceled in July 2020 a further $62.8 million in aggregate principal face amount of its 5.75% Senior Notes. Furthermore, during the three months ended September 30, 2020, Products Corporation repurchased and subsequently canceled an additional $44.4 million in aggregate principal face amount of its 5.75% Senior Notes. Accordingly, as of September 30, 2020, Products Corporation had repurchased and subsequently cancelled a total of approximately $157.2 million in aggregate principal face amount of its 5.75% Senior Notes, resulting in a gain on extinguishment of debt of approximately $31.2 million and $43.1 million for the three and nine months ended September 30, 2020, respectively, which were recorded within "Gain on early extinguishment of debt" on the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the three and nine months ended September 30, 2020. See “Recent Debt Transactions—Exchange Offer” in this Item 7. "Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information regarding Products Corporation's 5.75% Senior Notes and the related Exchange Offer.

Prepayment of the 2019 Term Loan Facility due 2023

On the BrandCo 2020 Facilities Closing Date, Products Corporation used a portion of the proceeds from the 2020 BrandCo Facility to fully prepay the entire principal amount outstanding under its 2019 Term Loan Facility, totaling $200 million, plus approximately $1.3 million of accrued interest outstanding thereon, as well as approximately $33.5 million in prepayment premiums, $10.3 million in lenders' fees, $0.3 million in legal fees and approximately $2.0 million in other third party fees. As the lenders under the 2019 Term Loan Facility participated in the 2020 BrandCo Term Loan Facility, the Company determined that the full repayment of the 2019 Term Loan Facility represented a debt modification under U.S. GAAP as the cash flow effect between the old debt instrument (i.e., the 2019 Term Loan Facility) and the new debt instrument (i.e., the 2020 BrandCo Facility) on a present value basis was less than 10% and, thus, the debt instruments were not considered to be substantially different within the meaning of ASC 470, Debt, under U.S. GAAP. Accordingly, the $33.5 million of prepayment premiums, as well as the $10.3 million in other lenders' fees were capitalized as part of the aforementioned $119.3 million of total new debt issuance costs for the 2020 BrandCo Term Loan Facility, while the aforementioned $0.3 million of legal fees and $2.0 million in other third party fees were expensed as incurred in the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the nine months ended September 30, 2020.

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
•adding a springing maturity date of 91 days prior to the February 15, 2021 maturity of the 5.75% Senior Notes if any of Products Corporation's 5.75% Senior Notes remain outstanding on such date;
•requiring a mandatory prepayment of €5.0 million; and
•clarifying certain terms and waiving certain provisions in connection with the 2020 BrandCo Refinancing Transactions.

Approximately $0.4 million of amendment fees paid to the lenders under 2018 Foreign Asset-Based Term Facility were capitalized and are amortized to interest expense, together with any unamortized debt issuance costs outstanding prior to the amendment. As of September 30, 2020, there was the Euro equivalent of $56.8 million outstanding under the 2018 Foreign Asset-Based Term Facility, reflecting a repayment of €28.5 million made during the quarter ended June 30, 2020.

Incremental Revolving Credit Facility under the 2016 Term Loan Agreement

On April 30, 2020, Products Corporation entered into a Joinder Agreement (the “2020 Joinder Agreement”), with Revlon, certain of their subsidiaries and certain existing lenders (the “Incremental Lenders”) under Products Corporation’s 2016 Term Loan Agreement to provide for a $65 million incremental revolving credit facility (the “2020 Incremental Facility”). On the closing of the 2020 Incremental Facility, Products Corporation borrowed $63.5 million of revolving loans for working capital purposes and subsequently on May 11, 2020 Products Corporation also borrowed the additional $1.5 million of delayed funding revolving loans. Prior to its full repayment on May 28, 2020, amounts outstanding under the 2020 Incremental Facility bore interest at a rate of (x) LIBOR plus 16% or (y) an Alternate Base Rate plus 15%, at Products Corporation’s option. Except as to pricing, maturity and differences due to its revolving nature, the terms of the 2020 Incremental Facility were otherwise substantially consistent with the existing term loans under the 2016 Term Loan Facility. The 2020 Incremental Facility was repaid in full, and the commitments thereunder terminated, on May 28, 2020. Upon such repayment, approximately $2.9 million of upfront commitment fees that Products Corporation incurred in connection with consummating the 2020 Incremental Facility were entirely expensed within "Miscellaneous, net" on the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the nine months ended September 30, 2020.

On May 7, 2020, in connection with consummating the 2020 BrandCo Refinancing Transactions, Products Corporation entered into Amendment No. 4 to its Asset-Based Revolving Credit Agreement, dated as of September 7, 2016, as amended (the “2016 Revolving Credit Facility”). Amendment No. 4, among other things, made certain amendments and provided for certain waivers relating to the 2020 BrandCo Refinancing Transactions under the 2016 Revolving Credit Facility. In exchange for such amendments and waivers, the interest rate margin applicable to loans under Tranche A of the 2016 Revolving Credit Facility increased by 0.75%. In connection with the amendments to the 2018 Tranche B of the 2016 Revolving Credit Facility (which was fully repaid on its May 17, 2020 extended maturity date), Products Corporation incurred approximately $1.1 million in lender's fees that upon its full repayment were entirely expensed within “Miscellaneous, net” on the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss as of September 30, 2020. See “Recent Developments” and Note 19, “Subsequent Events,” regarding, among other things, Amendment No. 5 to the 2016 Revolving Credit Facility.

Previously, on April 17, 2020 (the “FILO Closing Date”), Products Corporation entered into Amendment No. 3 to the 2016 Revolving Credit Facility (“Amendment No. 3”), pursuant to which, the maturity date applicable to $36.3 million of loans under the $41.5 million senior secured first in, last out 2018 Tranche B under the 2016 Revolving Credit Facility (the “2018 FILO Tranche”) was extended from April 17, 2020 to May 17, 2020 (the “Extended Maturity Date”). Products Corporation repaid the remaining approximately $5.2 million of the 2018 FILO Tranche loans as of the FILO Closing Date. In addition, Amendment No. 3 increased the applicable interest margin for the 2018 FILO Tranche by 0.75%, subject to a LIBOR floor of 0.75%. Products Corporation fully repaid the 2018 FILO Tranche on the Extended Maturity Date.

Changes in Cash Flows

As of September 30, 2020, the Company had cash, cash equivalents and restricted cash of $273.7 million (which as of September 30, 2020 included approximately $175.0 million of proceeds remaining from the 2020 BrandCo Refinancing Transactions), compared with $104.5 million at December 31, 2019. The following table summarizes the Company’s cash flows from operating, investing and financing activities for the periods presented:

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(256.9)	$(166.8)
Net cash used in investing activities	(7.4)	(20.0)
Net cash provided by financing activities	433.9	161.6
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(1.4)
Net increase (decrease) in cash, cash equivalents and restricted cash	169.2	(26.6)
Cash, cash equivalents and restricted cash at beginning of period	104.5	87.5
Cash, cash equivalents and restricted cash at end of period	$273.7	$60.9

Operating Activities
Net cash used in operating activities was $256.9 million and $166.8 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in cash used in operating activities for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was primarily driven by lower net sales, primarily due to the COVID-19 impacts described above, partially offset by cost reductions achieved through the Company's initiatives designed to mitigate the adverse impact of COVID-19 on the Company's operations, including the Revlon 2020 Restructuring Program.

Investing Activities
Net cash used in investing activities was $7.4 million for the nine months ended September 30, 2020, compared to $20.0 million of net cash used in investing activities for the nine months ended September 30, 2019. The decrease in cash used in investing activities was related to lower capital expenditures in the nine months ended September 30, 2020 compared to the prior year period.

Financing Activities
Net cash provided by financing activities was $433.9 million and $161.6 million for the nine months ended September 30, 2020 and 2019, respectively.
Net cash provided by financing activities for the nine months ended September 30, 2020 primarily included:
•$880.0 of borrowings under the 2020 BrandCo Term Loan Facility; and
•$19.5 million net borrowings under the Amended 2016 Revolving Credit Agreement;
with the foregoing partially offset by:
•$200.0 million used to fully repay the 2019 Term Loan Facility;
•$114.1 million used to repurchase approximately $157.2 million in aggregate principal face amount of Products Corporation's 5.75% Senior Notes;
•$108.3 million used to pay financing costs incurred in connection with the 2020 BrandCo Refinancing Transactions;
•$31.4 million used to partially repay the 2018 Foreign Asset-Based Term Loan;
•$19.5 million used to partially repay the Amended 2016 Revolving Credit Agreement;
•$9.2 million used to partially repay the 2016 Term Loan Facility; and
•$0.7 million of decreases in short-term borrowings and overdraft.
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

Long-Term Debt Instruments

For detailed information on the terms and conditions of Products Corporation’s various outstanding debt instruments, including, without limitation, the 2020 BrandCo Facilities, 2016 Term Loan Facility, Amended 2016 Revolving Credit Facility, 2019 Term Loan Facility (which was fully repaid as part of consummating the 2020 BrandCo Refinancing Transactions), 2018 Foreign Asset-Based Term Facility, 2020 Restated Line of Credit Facility, 5.75% Senior Notes and 6.25% Senior Notes, see the aforementioned discussion in this Form 10-Q under “Financial Condition, Liquidity and Capital Resources - Consummation of 2020 BrandCo Refinancing Transactions” and Note 9, "Debt," to the Consolidated Financial Statements in Revlon's 2019 Form 10-K, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources," in Revlon's 2019 Form 10-K. For information regarding certain risks related to the Company’s indebtedness, see Item 1A. “Risk Factors” in the Company's 2019 Form 10-K, as updated by Part II, Item 1A. “Risk Factors” in the Company’s Form 10-Qs filed with the SEC during 2020.

Covenants
Products Corporation was in compliance with all applicable covenants under the 2020 BrandCo Credit Agreement, 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement, the 2020 Restated Line of Credit Facility, as well as with all applicable covenants under its Senior Notes Indentures, in each case as of September 30, 2020. As of September 30, 2020, the aggregate principal amounts outstanding and availability under Products Corporation’s various revolving credit facilities were as follows:

	Commitment	Borrowing Base	Aggregate principal amount outstanding at September 30, 2020	Availability at September 30, 2020 (a)
Amended 2016 Revolving Credit Facility	$400.0	$345.9	$291.9	$52.6
2020 Restated Line of Credit Facility	$30.0	N/A	$—	$30.0
(a) Availability as of September 30, 2020 is based upon the borrowing base then in effect under the Amended 2016 Revolving Credit Facility of $345.9 million, less $1.4 million of outstanding undrawn letters of credit and $291.9 million then drawn. As Products Corporation’s consolidated fixed charge coverage ratio was greater than 1.0 to 1.0 as of September 30, 2020, all of the $52.6 million of availability under the Amended 2016 Revolving Credit Facility was available as of such date. The 2018 Tranche B under the Amended 2016 Revolving Credit Facility was fully repaid in May 2020.

Sources and Uses

The Company’s principal sources of funds are expected to be operating revenues, cash on hand (which as of September 30, 2020 included approximately $175.0 million of proceeds remaining from the 2020 BrandCo Refinancing Transactions) and funds that may be available from time to time for borrowing under the Amended 2016 Revolving Credit Facility, the 2020 Restated Line of Credit Facility and other permissible borrowings. The 2016 Credit Agreements, the Senior Notes Indentures and the 2018 Foreign Asset-Based Term Agreement contain certain provisions that by their terms limit Products Corporation's and its subsidiaries’ ability to, among other things, incur additional debt, subject to certain exceptions.

The Company’s principal uses of funds are expected to be the payment of operating expenses, including payments in connection with the purchase of permanent wall displays; capital expenditure requirements; debt service payments and costs; cash tax payments; pension and other post-retirement benefit plan contributions; payments in connection with the Company’s restructuring programs, such as the 2018 Optimization Program and the Revlon 2020 Restructuring Program; severance not otherwise included in the Company’s restructuring programs; business and/or brand acquisitions (including, without limitation, through licensing transactions), if any; additional debt and/or equity repurchases, if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting and/or entering certain territories and/or channels of trade. For information regarding certain risks related to the Company’s indebtedness and cash flows, see Item 1A. “Risk Factors” in the Company's 2019 Form 10-K, as updated by Part II, Item 1A. “Risk Factors” in the Company’s Form 10-Qs filed with the SEC during 2020.

The Company’s cash contributions to its pension and post-retirement benefit plans in the nine months ended September 30, 2020 were $7.5 million. The Company expects that cash contributions to its pension and post-retirement benefit plans will be approximately $19 million in the aggregate for 2020. The Company’s cash taxes paid in the nine months ended September 30, 2020 were $12.6 million. The Company expects to pay net cash taxes totaling approximately $10 million to $15 million in the aggregate during 2020. For a further discussion, see Note 10, "Pension and Post-Retirement Benefits," and Note 12, "Income Taxes," to the Company's Unaudited Consolidated Financial Statements in this Form 10-Q.
The Company’s purchases of permanent wall displays and capital expenditures in the nine months ended September 30, 2020 were $16.5 million and $7.4 million, respectively. The Company expects that purchases of permanent wall displays will total approximately $35 million to $45 million in the aggregate during 2020 and expects that capital expenditures will total approximately $10 million to $20 million in the aggregate during 2020.
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
Continuing to execute the Company’s business initiatives could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands (including, without limitation, through licensing transactions), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining the Company’s approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure. Any of these actions, the intended purpose of which would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities. Any such activities may be funded with operating revenues, cash on hand, funds that may be available from time to time under the Amended 2016 Revolving Credit Facility, the 2020 Restated Line of Credit Facility, other permissible borrowings and/or other permitted additional sources of capital, which actions could increase the Company’s total debt.
The Company may also, from time-to-time, seek to retire or purchase its outstanding debt obligations and/or equity in open market purchases, block trades, privately negotiated purchase transactions or otherwise and may seek to refinance some or all of its indebtedness based upon market conditions. Any such retirement or purchase of debt and/or equity may be funded with operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. (See “Financial Condition, Liquidity and Capital Resources - Consummation of 2020 BrandCo Refinancing Transactions” regarding the Company’s repurchase of certain 5.75% Senior Notes during the second and third quarters of 2020).

The Company expects that operating revenues, cash on hand (which as of September 30, 2020 included approximately $175.0 million of proceeds remaining from the 2020 BrandCo Refinancing Transactions) and funds that may be available from time-to-time for borrowing under the Amended 2016 Revolving Credit Facility, the 2020 Restated Line of Credit Facility and other permissible borrowings will be sufficient to enable the Company to pay its operating expenses for 2020, including payments in connection with the purchase of permanent wall displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company’s restructuring programs, such as the 2018 Optimization Program and the Revlon 2020 Restructuring Program, severance not otherwise included in the Company’s restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade. The Company also expects to generate additional liquidity from cost reductions resulting from the implementation of the Revlon 2020 Restructuring Program and the
2018 Optimization Program, and cost reductions generated from other cost control initiatives, including, without limitation, the Company’s interim measures to reduce costs in response to the COVID-19 pandemic (such as: (i) switching to a reduced work week and reducing executive and employee compensation in the range of 20% to 40%; (ii) furloughing approximately 40% of the Company’s U.S.-based employees and those in certain other locations; (iii) suspending the Company’s 2020 merit base salary increases, discretionary profit sharing contributions and matching contributions to the Company’s 401(k) plan; (iv) reducing Board and committee compensation by 50% and eliminating Board and committee meeting fees; and (v) suspending or terminating services and payments under consulting agreements with certain directors), as well as funds provided by selling certain assets (such as the Natural Honey and Floid brands that were sold in December 2019) in connection with the Company's ongoing Strategic Review.

There can be no assurance that available funds will be sufficient to meet the Company’s cash requirements on a consolidated basis, as, among other things, the Company’s liquidity can be impacted by a number of factors, including its level of sales, costs and expenditures, as well as accounts receivable and inventory, which serve as the principal variables impacting the amount of liquidity available under Products Corporation’s Amended 2016 Revolving Credit Facility and the 2018 Foreign Asset-Based Term Facility. For example, subject to certain exceptions, loans under the 2018 Foreign Asset-Based Term Facility must be prepaid to the extent that outstanding loans exceed the borrowing base, consisting of accounts receivable and inventory. For information regarding certain risks related to the Company’s indebtedness and cash flows, see Item 1A. “Risk Factors” in the Company's 2019 Form 10-K, as updated by Part II, Item 1A. “Risk Factors” in the Company’s Form 10-Qs filed with the SEC during 2020.

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

Any such developments, if significant, could reduce the Company’s revenues and operating income and could adversely affect Products Corporation’s ability to comply with certain financial and/or other covenants under the 2020 BrandCo Credit Agreement, 2016 Credit Agreements, the 6.25% Senior Notes indenture and/or the 2018 Foreign Asset-Based Term Agreement and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending. For further discussion of certain risks associated with the Company's business and indebtedness, see Item 1A. "Risk Factors" in the Company's 2019 Form 10-K, as updated by Part II, Item 1A. “Risk Factors” in the Company’s Form 10-Qs filed with the SEC during 2020.

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

REVLON, INC. AND SUBSIDIARIES

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In March 2020, the Company announced the Revlon 2020 Restructuring Program and in April 2020 the Company took several financial measures, such as implementing a reduced work week and furloughing a significant number of employees, designed to mitigate the adverse financial impacts of COVID-19 (the “COVID-19 Organizational Actions”). In response, the Company implemented mitigating actions to address the potential for any impact from these measures on the Company’s disclosure controls and procedures and its internal control over financial reporting, such as transferring responsibilities for the eliminated positions and furloughed employees and enhancing employee training and internal controls monitoring. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal period covered by this Form 10-Q. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2020.

(b) Changes in Internal Control Over Financial Reporting ("ICFR"). There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As described in Item 4(a) above, the Revlon 2020 Restructuring Program and the Company’s COVID-19 Organizational Actions did not materially affect, nor are they reasonably likely to materially affect, the Company's ICFR for the quarter ended September 30, 2020.

REVLON, INC. AND SUBSIDIARIES

Forward-Looking Statements
This Quarterly Report on Form 10-Q for the period ended September 30, 2020, as well as the Company's other public documents and statements, may contain forward-looking statements that involve risks and uncertainties, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company's management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known and unknown factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations, plans and estimates (whether qualitative or quantitative) as to:
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
(iii)the Company's belief that continuing to execute its business initiatives could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands (including through licensing transactions, if any), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, any of which, the intended purpose would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities, which activities may be funded with operating revenues, cash on hand which as of September 30, 2020 included approximately $175.0 million of proceeds remaining from the 2020 BrandCo Refinancing Transactions, funds available under the Amended 2016 Revolving Credit Facility, the 2020 Restated Line of Credit Facility, other permissible borrowings and/or other permitted additional sources of capital, which actions could increase the Company's total debt;
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
(vi)the Company's expectation that operating revenues, cash on hand (which as of September 30, 2020 included approximately $175.0 million of proceeds remaining from the 2020 BrandCo Refinancing Transactions) and funds that may be available from time to time for borrowing under Products Corporation's Amended 2016 Revolving Credit Facility, the 2020 Restated Line of Credit Facility, and other permissible borrowings will be sufficient to enable the Company to cover its operating expenses for 2020, including the cash requirements referred to in item (viii) below, and the Company's belief that (a) it has and will have sufficient liquidity to meet its cash needs for at least the next 12 months based upon the cash generated by its operations, cash on hand (which as of September 30, 2020 included approximately $175.0 million of proceeds remaining from the 2020 BrandCo Refinancing Transactions), availability under the Amended 2016 Revolving Credit Facility, the 2020 Restated Line of Credit Facility, and other permissible borrowings, along with the option to further settle intercompany loans and payables with certain foreign subsidiaries, and that such cash resources will be further enhanced as the Company implements its 2018 Optimization Program and its Revlon 2020 Restructuring Program and cost reductions generated from other cost control initiatives, including, without limitation, the Company's interim measures to reduce costs in response to the COVID-19 pandemic (such as: (i) switching to a reduced work week and reducing executive and employee compensation in the range of 20% to 40%; (ii) furloughing approximately 40% of the Company’s U.S.-based employees and those in certain other locations; (iii) suspending the Company’s 2020 merit base salary increases, discretionary profit sharing contributions and matching contributions to the Company’s 401(k) plan; (iv) reducing Board and committee compensation by 50% and eliminating Board and committee meeting fees; and (v) suspending or terminating services and payments under consulting agreements with certain directors), as well as funds provided by selling certain assets (such as the Natural Honey and Floid brands that were sold in December 2019) in connection with the Company's ongoing Strategic Review, and (b) restrictions and/or taxes on repatriation of foreign earnings will not have a material effect on the Company's liquidity during such period;
(vii)the Company's expected principal sources of funds, including operating revenues, cash on hand (which as of September 30, 2020 included approximately $175.0 million of proceeds remaining from the 2020 BrandCo Refinancing Transactions) and funds available for borrowing under Products Corporation's Amended 2016 Revolving Credit Facility, the 2020 Restated Line of Credit Facility and other permissible borrowings, as well as the availability of funds from the Company taking certain measures, including, among other things, reducing discretionary spending and the Company's expectation to generate additional liquidity from cost reductions resulting from the implementation of the 2018 Optimization Program and the Revlon 2020 Restructuring Program and from other cost reduction initiatives, including, without limitation, the Company’s interim measures to reduce costs in response to the COVID-19 pandemic (such as: (i) switching to a reduced work week and reducing executive and employee compensation in the range of 20% to 40%; (ii) furloughing approximately 40% of the Company’s U.S.-based employees and those in certain other locations; (iii) suspending the Company’s 2020 merit base salary increases, discretionary profit sharing contributions and matching contributions to the Company’s 401(k) plan; (iv) reducing Board and committee compensation by 50% and eliminating Board and committee meeting fees; and (v) suspending or terminating services and payments under consulting agreements with certain directors), as well as funds provided by selling certain assets (such as the Natural Honey and Floid brands that were sold in December 2019) in connection with the Company's ongoing Strategic Review;
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
(xiii)the Company's belief that the UMB lawsuit is without merit and its plans to vigorously to contest it and that the outcome of all other pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows, but that in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company's operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company's income for that particular period; and
(xiv)the Company's plans to explore certain strategic transactions pursuant to the Strategic Review.

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
(iii)unanticipated costs or difficulties or delays in completing projects associated with continuing to execute the Company's business initiatives or lower than expected revenues or the inability to create value through improving the Company's financial performance as a result of such initiatives, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more brands or product lines, launching of new product lines, including higher than expected expenses, including for sales returns, for launching its new products, acquiring businesses or brands (including through licensing transactions, if any), divesting or discontinuing non-core business lines (which may include exiting certain territories or converting the Company's go-to-trade structure in certain countries to other business models), further refining its approach to retail merchandising and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company's manufacturing, sourcing, supply chain or organizational size and structure (including difficulties or delays in and/or the Company's inability to optimally implement the 2018 Optimization Program and/or the Revlon 2020 Restructuring Program and/or less than expected benefits from such programs and/or more than expected costs in implementing such programs, which could cause the Company not to realize the projected cost reductions), as well as the unavailability of cash generated by operations, cash on hand and/or funds under the Amended 2016 Revolving Credit Facility, the 2020 Restated Line of Credit Facility and/or other permissible borrowings and/or from other permissible additional sources of capital to fund such potential activities, as well as the unavailability of funds due to potential mandatory repayment obligations under the 2018 Foreign Asset-Based Term Facility;
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
(vi)lower than expected operating revenues, cash on hand and/or funds available under the Amended 2016 Revolving Credit Facility, the 2020 Restated Line of Credit Facility and/or other permissible borrowings or generated from cost reductions resulting from the implementation of the Revlon 2020 Restructuring Program and the 2018 Optimization Program and/or other cost control initiatives, including, without limitation, the Company’s interim measures to reduce costs in response to the COVID-19 pandemic (such as: (i) switching to a reduced work week and reducing executive and employee compensation in the range of 20% to 40%; (ii) furloughing approximately 40% of the Company’s U.S.-based employees and those in certain other locations; (iii) suspending the Company’s 2020 merit base salary increases, discretionary profit sharing contributions and matching contributions to the Company’s 401(k) plan; (iv) reducing Board and committee compensation by 50% and eliminating Board and committee meeting fees; and (v) suspending or terminating services and payments under consulting agreements with certain directors), and/or from selling certain assets (such as the Natural Honey and Floid brands that were sold in December 2019) in connection with the Company's ongoing Strategic Review; higher than anticipated operating expenses, such as referred to in clause (viii) below; and/or less than anticipated cash generated by the Company's operations or unanticipated restrictions or taxes on repatriation of foreign earnings;
(vii)the unavailability of funds under Products Corporation's Amended 2016 Revolving Credit Facility, the 2020 Restated Line of Credit Facility and/or other permissible borrowings; the unavailability of funds under the 2018 Foreign Asset-Based Term Facility, such as due to reductions in the applicable borrowing base that could require certain mandatory prepayments; the unavailability of funds from difficulties, delays in or the Company's inability to take other measures, such as reducing discretionary spending and/or less than expected liquidity from cost reductions resulting from the implementation of the Revlon 2020 Restructuring Program and the 2018 Optimization Program and from other cost reduction initiatives, including, without limitation, the Company’s interim measures to reduce costs in response to the COVID-19 pandemic (such as: (i) switching to a reduced work week and reducing executive and employee compensation in the range of 20% to 40%; (ii) furloughing approximately 40% of the Company’s U.S.-based employees and those in certain other locations; (iii) suspending the Company’s 2020 merit base salary increases, discretionary profit sharing contributions and matching contributions to the Company’s 401(k) plan; (iv) reducing Board and committee compensation by 50% and eliminating Board and committee meeting fees; and (v) suspending or terminating services and payments under consulting agreements with certain directors), and/or from selling certain assets (such as the Natural Honey and Floid brands that were sold in December 2019) in connection with the Company's ongoing Strategic Review;
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

Table of Contents of Contents
REVLON, INC. AND SUBSIDIARIES
(all tabular amounts in millions, except share and per share amounts)
PART II - OTHER INFORMATION

Item 1. Legal Proceedings
On August 12, 2020, UMB Bank, National Association (“UMB”), purporting to act as successor agent under the Term Credit Agreement, dated as of September 7, 2016 (as amended as of May 7, 2020 and as otherwise amended, restated, supplemented or otherwise modified from time to time, the “2016 Credit Agreement”), filed a lawsuit, titled UMB Bank, National Association v. Revlon, Inc. et al., against Revlon, Inc., Products Corporation, several of Products Corporation’s subsidiaries, and several of Products Corporation’s contractual counterparties, including Citibank, Jefferies Finance LLC, Jefferies LLC, and Ares Corporate Opportunities Fund V, in the U.S. District Court for the Southern District of New York (the “Complaint”). The Complaint alleged various claims, stemming from alleged breaches of the 2016 Credit Agreement. The Company believes that this lawsuit was without merit. On November 6, 2020, having failed to serve the lawsuit on any defendant or make any effort to pursue the case, UMB Bank dismissed the case without prejudice to its right to refile it at a later date.
The Company is also involved in various routine legal proceedings incidental to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows. However, in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period.

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

The terms of Products Corporation's 2016 Credit Agreements, the indenture governing Products Corporation's 6.25% Senior Notes due 2024 (the "6.25% Senior Notes Indenture" and the "6.25% Senior Notes," respectively) and the 2020 BrandCo Credit Agreement (as hereinafter defined) generally restrict Products Corporation from paying dividends or making distributions to Revlon, except in limited circumstances. For example, Products Corporation is permitted to pay dividends and make distributions to Revlon to enable Revlon to, among other things, maintain its existence and its ownership of Products Corporation, such as paying professional fees (e.g., legal, accounting and insurance fees), regulatory fees (e.g., SEC filing fees and NYSE listing fees), pay certain taxes and other expenses related to being a public holding company and, subject to certain limitations, to pay dividends, if any, on Revlon’s outstanding securities or make distributions in certain circumstances to

REVLON, INC. AND SUBSIDIARIES

finance Revlon’s purchase of shares of its Class A Common Stock issued in connection with the delivery of such shares to grantees under the Fourth Amended and Restated Revlon, Inc. Stock Plan, as amended. These limitations therefore restrict Revlon's ability to pay dividends on its Class A Common Stock.

All of the shares of Products Corporation’s capital stock held by Revlon are pledged to secure Revlon’s guarantee of Products Corporation's obligations under its 2016 Credit Agreements and the 2020 BrandCo Credit Agreement. A foreclosure upon the shares of Products Corporation's common stock would result in Revlon no longer holding its only material asset, would have a material adverse effect on the holders and price of Revlon’s Class A Common Stock and would be a change of control under Products Corporation’s other debt instruments. (See also Item 1A. Risk Factors - "Shares of Revlon Class A Common Stock and Products Corporation's capital stock are pledged to secure various of Revlon's and/or other of the Company's affiliates’ obligations and foreclosure upon these shares or dispositions of shares could result in the acceleration of debt under Products Corporation's 2016 Senior Credit Facilities, 2018 Foreign Asset-Based Term Facility, 2020 BrandCo Facilities, 2020 Restated Line of Credit Facility and/or its 6.25% Senior Notes and could have other consequences.")

Products Corporation’s substantial indebtedness could adversely affect the Company’s operations and flexibility and Products Corporation’s ability to service its debt.

Products Corporation has a substantial amount of outstanding indebtedness. As of September 30, 2020 the Company’s total indebtedness was $3,791.4 million (or $3,633.0 million net of discounts and debt issuance costs), including: (i) $1,761.3 million in aggregate principal amount of its 2020 BrandCo Term Loan Facility; (ii) $450 million in aggregate principal amount of its 6.25% Senior Notes; (iii) $342.8 million in aggregate principal amount of its 5.75% Senior Notes; (iv) $291.9 million of secured indebtedness under Tranche A of its Amended 2016 Revolving Credit Facility; (v) $886.3 million in aggregate principal amount of secured indebtedness under its 2016 Term Loan Facility; (vi) the Euro equivalent of $56.8 million in aggregate principal amount of secured indebtedness under its 2018 Foreign Asset-Based Term Facility; (vii) nil in aggregate principal amount of indebtedness under its 2020 Restated Line of Credit Facility; and (viii) $2.0 million in aggregate principal amount of other indebtedness. On November 13, 2020, Products Corporation successfully consummated the Exchange Offer and accepted $236 million in aggregate principal amount of 5.75% Senior Notes tendered in the Exchange Offer. Products Corporation issued $50 million aggregate principal amount of new ABL FILO Term Loans and $75 million aggregate principal amount of the New BrandCo Second-Lien Term Loans. Products Corporation used cash on hand to redeem, effective as of November 13, 2020, the remaining $106.8 million in aggregate principal amount of 5.75% Senior Notes pursuant to the terms of the 5.75% Senior Notes Indenture. Following the consummation of the Exchange Offer and the satisfaction and discharge of the remaining 5.75% Senior Notes, no 5.75% Senior Notes remained outstanding.

In addition, in May 2020 Products Corporation repaid in full the 2019 Term Loan Facility, incurred additional indebtedness under the 2020 BrandCo Term Loan Facility and exchanged a significant portion of indebtedness under the 2016 Term Loan Facility for indebtedness under the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility in connection with the 2020 BrandCo Refinancing Transactions (see Note 7, "Debt" and Note 19, “Subsequent Events,” to the Company's Unaudited Consolidated Financial Statements in this Form 10-Q. See also, "Recent Debt Transactions" in Item 7. "Combined Management's Discussion and Analysis of Financial Condition and Results of Operations."). If the Company is unable to maintain or increase its profitability and cash flow and sustain such results in future periods, it could adversely affect the Company's operations and Products Corporation's ability to service its debt and/or comply with the financial and/or operating covenants under its various debt instruments. (See also Item 1A. Risk Factors - "Restrictions and covenants in Products Corporation’s various debt instruments limit its ability to take certain actions and impose consequences in the event of failure to comply.")

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

REVLON, INC. AND SUBSIDIARIES

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

Although agreements governing Products Corporation’s indebtedness, including the 2016 Credit Agreements, the 6.25% Senior Notes Indenture and the 2020 BrandCo Credit Agreement (as hereinafter defined), limit Products Corporation’s ability to borrow funds, under certain circumstances Products Corporation is allowed to borrow a significant amount of additional money, some of which, in certain circumstances and subject to certain limitations, could be secured indebtedness. To the extent that more debt, whether secured or unsecured, is added to the Company's current debt levels, the risks described above would increase further. See “Recent Debt Transactions” in Item 7. “Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Even after the consummation of the Exchange Offer, Products Corporation’s ability to pay the principal amount of its indebtedness depends on many factors.

The 2020 Restated Line of Credit Facility matures on December 31, 2020 (provided that upon the incurrence of a New European ABL FILO Facility under such facility, the New European ABL FILO Facility would mature on (x) the maturity date of any such Future Refinanced European ABL Facility or (y) if there is no Future Refinanced European ABL Facility, July 9, 2022); the 2018 Foreign Asset-Based Term Facility matures in July 2021; Tranche A under the Amended 2016 Revolving Credit Facility matures no later than September 2021; the 2016 Term Loan Facility matures no later than September 2023; Tranche B under the Amended 2016 Revolving Credit Agreement matures no later than December 2023; the 6.25% Senior Notes mature in August 2024; and the 2020 BrandCo Facilities and the Extended Term Loans mature no later than June 2025. The 2020 BrandCo Facilities have a springing maturity that accelerates to the 91st day prior to the maturity of the 6.25% Senior Notes if an aggregate principal amount of the 6.25% Senior Notes in excess of $100 million remains outstanding by such date. For a more complete description of the maturities of these debt instruments, including events that could accelerate their respective maturities, see "Recent Developments," as well as Note 7, “Debt,” and Note 19, “Subsequent Events,” to the Company's unaudited Consolidated Financial Statements in this Form 10-Q. See also, “Recent Debt Transactions” in Item 7. “Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Products Corporation currently anticipates that, in order to pay the principal amount of its outstanding indebtedness upon the occurrence of any event of default, or to repurchase any of the 6.25% Senior Notes if a change of control occurs, or in the event that Products Corporation’s cash flows from operations are insufficient to allow it to pay the principal amount of its indebtedness by their respective maturity dates, the Company will be required to refinance some or all of Products Corporation’s indebtedness, seek to sell assets or operations, seek to sell additional Revlon equity, seek to sell debt securities of Revlon or Products Corporation and/or seek additional capital contributions or loans from MacAndrews & Forbes or from the Company’s other affiliates and/or third parties. The Company may be unable to take any of these actions due to a variety of commercial or market factors or constraints in Products Corporation’s various debt instruments, including, for example, market conditions being unfavorable for an equity or debt issuance, additional capital contributions or loans not being available from affiliates and/or third parties, or that the transactions may not be permitted under the terms of Products Corporation’s various debt instruments then in effect, including restrictions on the incurrence of additional debt, incurrence of liens, asset dispositions and/or related party transactions included in such debt instruments. Such actions, if ever taken, may not enable the Company to satisfy its cash requirements if the actions do not result in sufficient cost reductions or generate a sufficient amount of additional capital, as the case may be.

None of the Company’s affiliates are required to make any capital contributions, loans or other payments to Products Corporation regarding its obligations on its indebtedness, other than the 2020 Restated Line of Credit Facility. Products Corporation may not be able to pay the principal amount of its indebtedness using any of the above actions because, under certain circumstances, the 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement, the 2020 BrandCo Credit Agreement, the 6.25% Senior Notes Indenture, any of Products Corporation's other debt instruments and/or the debt instruments of Products Corporation’s subsidiaries then in effect may not permit the Company to take such actions. (See also Item 1A. Risk Factors - "Restrictions and covenants in Products Corporation’s various debt instruments limit its ability to take certain actions and impose consequences in the event of failure to comply").

REVLON, INC. AND SUBSIDIARIES

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

The agreements that govern Products Corporation's indebtedness, including the 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement, the 2020 BrandCo Credit Agreement and Products Corporation's 6.25% Senior Notes Indenture, contain a number of significant restrictions and covenants that limit Products Corporation’s ability (subject in each case to certain exceptions) to, among other things:
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

Certain breaches under the 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement, the 2020 BrandCo Credit Agreement, the 2020 Restated Line of Credit Facility and/or the 6.25% Senior Notes Indenture would permit the Company’s lenders to accelerate amounts outstanding thereunder. The acceleration of amounts outstanding under the 2016 Senior Credit Facilities, the 2018 Foreign Asset-Based Term Facility, the 2020 BrandCo Credit Agreement, the 2020 Restated Line of Credit Facility and/or the 6.25% Senior Notes would in certain circumstances constitute an event of default under the other instruments permitting amounts outstanding under such instruments to be accelerated. See “Recent Debt Transactions” in Item 7. “Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, holders of the 6.25% Senior Notes may require Products Corporation to repurchase their notes in the event of a change of control under the applicable indenture and a change of control would be an event of default under the 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement and the 2020 BrandCo Credit Agreement. Products Corporation may not have sufficient funds at the time of any such breach or change of control to repay, in full or in part, amounts outstanding under the 2016 Senior Credit Facilities, the 2020 BrandCo Credit Agreement, the 2020 Restated Line of Credit Facility or the 2018 Asset-Based Term Facility or to repay, repurchase or redeem, in full or in part, the 6.25% Senior Notes.

Events beyond the Company’s control could impair the Company’s operating performance, which could affect Products Corporation’s ability to comply with the terms of Products Corporation’s debt instruments. Such events may include decreased consumer spending in response to the ongoing and prolonged COVID-19 pandemic or other weak economic conditions or weakness in the consumption of beauty products in one or more of the Company's segments; adverse changes in tariffs, foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company’s competitors and/or decreased performance by third-party suppliers, whether due to shortages of raw materials or otherwise; changes in consumer purchasing habits, including with respect to retailer preferences and/or among sales channels, such as due to any further consumption declines that the Company has experienced; inventory management by the Company's customers; inventory de-stocking by certain retail customers; space reconfigurations or reductions in display space by the Company's customers; retail store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; less than anticipated results from the Company's existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company’s expenses, including, without limitation, those for pension expense under its benefit plans, restructuring programs and related severance expenses, acquisitions and related integration costs, capital expenditures, costs related to litigation, advertising, promotional and/or marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the Company's anticipated level of expenses.

REVLON, INC. AND SUBSIDIARIES

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

If Products Corporation is unable to obtain any such waiver or amendment, Products Corporation's inability to meet the requirements of the 2016 Credit Agreements would constitute an event of default under such agreements, which, under certain circumstances, would permit the bank lenders to accelerate the repayment of the 2016 Senior Credit Facilities, and, under certain circumstances, would constitute an event of default under the 2020 BrandCo Credit Agreement, the 2018 Foreign Asset-Based Term Agreement, the 2020 Restated Line of Credit Agreement and the 6.25% Senior Notes Indenture. An event of default under the 6.25% Senior Notes Indenture would permit the 6.25% Senior Notes Trustee or the Requisite Note Holders to accelerate payment of the principal and accrued, but unpaid, interest on the 6.25% Senior Notes. An event of default under the 2020 Restated Line of Credit Agreement, under certain circumstances, would permit the lenders to accelerate the repayment of such facility.

Products Corporation’s assets and/or cash flows and/or that of Products Corporation’s subsidiaries may not be sufficient to fully repay borrowings under its various debt instruments, either upon maturity or if accelerated upon an event of default or change of control, and if the Company is required to repay, repurchase and/or redeem, in whole or in part, amounts outstanding under its 2016 Senior Credit Facilities, the 2018 Foreign Asset-Based Term Facility, the 2020 BrandCo Credit Agreement, the 2020 Restated Line of Credit Facility and/or its 6.25% Senior Notes, it may be unable to refinance or restructure the payments on such debt. See “Recent Debt Transactions” in Item 7. “Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Further, if the Company is unable to repay, refinance or restructure its indebtedness under the 2016 Senior Credit Facilities, the 2018 Foreign Asset-Based Term Facility and/or the 2020 BrandCo Credit Agreement, the lenders could proceed against the collateral securing that indebtedness, subject to certain conditions and limitations as set forth in the related intercreditor agreements and collateral agreements. As described above, the consequences of complying with the foregoing restrictions, covenants and limitations under the Company’s various debt instruments could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

Limits on Products Corporation's borrowing capacity under the Amended 2016 Revolving Credit Facility and the 2018 Foreign Asset-Based Term Facility may affect the Company's ability to finance its operations.

At September 30, 2020, Products Corporation had $291.9 million in aggregate borrowings outstanding under the Amended 2016 Revolving Credit Facility and the Euro equivalent of $56.8 million outstanding under the 2018 Foreign Asset-Based Term Facility as of September 30, 2020. While the Amended 2016 Revolving Credit Facility provides for up to $400.0 million of commitments, the Company’s ability to borrow funds under such facility is limited by a borrowing base determined relative to the value, from time-to-time, of certain eligible assets.

While the 2018 Foreign Asset-Based Term Facility provides for a euro-denominated senior secured asset-based term loan facility in an original aggregate principal amount of €77 million, the full amount of which was funded on the closing of the facility in July 2018, the 2018 Foreign Asset-Based Term Agreement requires the maintenance of a borrowing base supporting the borrowing thereunder, based on the sum of: (i) 85% of eligible accounts receivable; and (ii) 90% of the net orderly liquidation value of eligible inventory, in each case with respect to certain of Products Corporation’s subsidiaries organized in Australia, Bermuda, Germany, Italy, Spain and Switzerland, subject to certain customary availability reserves.

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

REVLON, INC. AND SUBSIDIARIES

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

At September 30, 2020, the Company had a liquidity position of $340.4 million, consisting of: (i) $268.3 million of unrestricted cash and cash equivalents (with approximately $93.7 million held outside the U.S.); (ii) $52.6 million in available borrowing capacity under Products Corporation's Amended 2016 Revolving Credit Facility (which had $291.9 million drawn at such date); (iii) $30 million in available borrowing capacity under the 2020 Restated Line of Credit Facility, which had no borrowings at such date; and less (iv) approximately $10.5 million of outstanding checks. See “Recent Debt Transactions” in Item 7. “Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

A substantial portion of Products Corporation's indebtedness is subject to floating interest rates and the potential discontinuation or replacement of LIBOR could result in an increase to our interest expense.

A substantial portion of the Products Corporation's indebtedness is subject to floating interest rates, which makes the Company more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates or a downturn in the Company’s business. As of September 30, 2020, $2,966.4 million of Products Corporation’s total indebtedness, or approximately 79% of its total indebtedness, was subject to floating interest rates.

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

REVLON, INC. AND SUBSIDIARIES

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

As of September 30, 2020, the entire $886.3 million in aggregate principal amount outstanding under the 2016 Term Loan Facility bore interest, at Product Corporation’s option, at a rate per annum of LIBOR (which has a floor of 0.75%) plus a margin of 3.5% or an alternate base rate plus a margin of 2.5%, payable quarterly, at a minimum. At September 30, 2020, LIBOR and the alternate base rate for the 2016 Term Loan Facility were 0.75% and 3.25%, respectively. As of September 30, 2020, $291.9 million in aggregate principal amount outstanding under Tranche A of the Amended 2016 Revolving Credit Facility bore interest, at Products Corporation’s option, at a rate per annum equal to either: (i) the alternate base rate plus an applicable margin equal to 0.25%, 0.50% or 0.75%, depending on the average excess availability (based on the borrowing base as most recently reported by Products Corporation to the administrative agent from time-to-time); or (ii) the Eurocurrency rate plus an applicable margin equal to 1.25%, 1.5% or 1.75%, depending on the average excess availability (based on the borrowing base as most recently reported by Products Corporation to the administrative agent from time-to-time). Under the Amended 2016 Revolving Credit Facility, the applicable margin increases as average excess availability thereunder decreases. Under the 2018 Foreign Asset-Based Term Facility, which had the Euro equivalent of $56.8 million in aggregate principal amount outstanding as of September 30, 2020, interest accrues on borrowings at a rate per annum equal to the EURIBOR rate plus a 6.50% applicable margin. Interest accrues on the 2020 BrandCo Term Loan Facility at a rate per annum equal to (i) 2.00%, payable in kind, plus (ii) LIBOR (which has a floor of 1.50%) plus a margin of 10.5%. Interest accrues on the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility at a rate per annum of LIBOR (which has a floor of 0.75%) plus a margin of 3.5%. See “Recent Debt Transactions” in Item 7. “Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

If any of LIBOR (or its successor rate), the prime rate or the federal funds effective rate increases, Products Corporation’s debt service costs will increase to the extent that Products Corporation has elected such rates for its outstanding loans. Based on the amounts outstanding under the 2016 Senior Credit Facilities, the 2018 Foreign Asset-Based Term Facility, the 2020 BrandCo Facilities and other short-term borrowings (which, in the aggregate, are Products Corporation’s only debt currently subject to floating interest rates) as of September 30, 2020, a 1% increase in LIBOR (or an equivalent successor rate) would increase the Company’s annual interest expense by $30.5 million. Based on the same amounts outstanding, a change from LIBOR to the alternate base rate in the case of the 2016 Credit Agreements would increase the Company’s annual interest expense by $15.0 million. Increased debt service costs would adversely affect the Company’s cash flows and could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

The Company's ability to service its debt and meet its cash requirements depends on many factors, including achieving anticipated levels of revenue and expenses. If such revenue or expense levels prove to be other than as anticipated, the Company may be unable to meet its cash requirements or Products Corporation may be unable to meet the requirements of the 2016 Credit Agreements, 2018 Foreign Asset-Based Term Loan Agreement, 2020 BrandCo Credit Agreement and/or 2020 Restated Line of Credit Agreement, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

The Company currently expects that operating revenues, cash on hand, and funds that may be available for borrowing under the Amended 2016 Revolving Credit Facility, the 2020 Restated Line of Credit Facility and other permissible borrowings will be sufficient to enable the Company to cover its operating expenses for 2020, including: cash requirements for the payment of expenses in connection with executing the Company's business initiatives and its advertising, promotional, pricing and/or marketing plans; purchases of permanent wall displays; capital expenditure requirements; debt service payments and costs; cash tax payments; pension and other post-retirement plan contributions; payments in connection with the Company's restructuring programs (including, without limitation, the EA Integration Restructuring Program, the 2018 Optimization Program and the Revlon 2020 Restructuring Program); severance not otherwise included in the Company's restructuring programs; business and/or brand acquisitions (including, without limitation, through licensing transactions), if any; debt and/or equity repurchases, if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting and/or entering certain territories and/or channels of trade. See “Recent Debt Transactions” in Item 7. “Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

REVLON, INC. AND SUBSIDIARIES

However, if the Company's anticipated level of revenue is not achieved because of, for example, decreased consumer spending in response to the ongoing and prolonged COVID-19 pandemic or other weak economic conditions or weakness in the consumption of beauty products in one or more of the Company's segments; adverse changes in tariffs, foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company's competitors and/or decreased performance by third-party suppliers, whether due to shortages of raw materials or otherwise; changes in consumer purchasing habits, including with respect to retailer preferences and/or sales channels, such as due to the consumption declines in core beauty categories in the mass retail channel in North America; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; retail store closures in brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; less than anticipated results from the Company's existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company's expenses, including, without limitation, those for pension expense under its benefit plans, capital expenditures, restructuring and severance costs (including, without limitation, for the EA Integration Restructuring Program, the 2018 Optimization Program and the Revlon 2020 Restructuring Program), acquisition and integration costs, costs related to litigation, advertising, promotional or marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company's current sources of funds may be insufficient to meet its cash requirements. In addition, such developments, if significant, could reduce the Company's revenues and could have a material adverse effect on Products Corporation's ability to comply with the terms of the 2016 Credit Agreements, 2018 Foreign Asset-Based Term Loan Agreement, 2020 BrandCo Credit Agreement and/or 2020 Restated Line of Credit Agreement (See also Item 1A. Risk Factors - "Restrictions and covenants in Products Corporation’s various debt instruments limit its ability to take certain actions and impose consequences in the event of failure to comply," which discusses, among other things, the consequences of noncompliance with Products Corporation's debt covenants).

If the Company's operating revenues, cash on hand and/or funds that may be available for borrowing are insufficient to cover the Company's expenses and/or are insufficient to enable Products Corporation to comply with the requirements of the 2016 Credit Agreements, 2018 Foreign Asset-Based Term Loan Agreement, 2020 BrandCo Credit Agreement and/or 2020 Restated Line of Credit Agreement, the Company could be required to adopt one or more of the alternatives listed below:
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

Shares of Revlon Class A Common Stock and Products Corporation's capital stock are pledged to secure various of Revlon's and/or other of the Company's affiliates’ obligations and foreclosure upon these shares or dispositions of shares could result in the acceleration of debt under Products Corporation's 2016 Senior Credit Facilities, 2018 Foreign Asset-

REVLON, INC. AND SUBSIDIARIES

Based Term Facility, 2020 BrandCo Facilities, 2020 Restated Line of Credit Facility and/or its 6.25% Senior Notes and could have other consequences.

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

A foreclosure upon any such shares of common stock or dispositions of shares of Revlon’s Class A Common Stock, Products Corporation's common stock or stock of intermediate holding companies between Revlon and MacAndrews & Forbes that are beneficially owned by MacAndrews & Forbes could, in a sufficient amount, constitute a "change of control" under Products Corporation’s 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement, the 2020 BrandCo Credit Agreement and the 6.25% Senior Notes Indenture. A change of control constitutes an event of default under the 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement and the 2020 BrandCo Credit Agreement that would permit Products Corporation's and its subsidiaries' lenders to accelerate amounts outstanding under such facilities. In addition, holders of the 6.25% Senior Notes may require Products Corporation to repurchase their respective notes under those circumstances.

Products Corporation may not have sufficient funds at the time of any such change of control to repay in full or in part the borrowings under the 2016 Senior Credit Facilities, the 2018 Foreign Asset-Based Term Facility, the 2020 BrandCo Facilities and the 2020 Restated Line of Credit Facility (as a result of its cross-default provisions) and/or to repurchase or redeem some or all of the 6.25% Senior Notes. (See also Item 1A. Risk Factors - "The Company's ability to service its debt and meet its cash requirements depends on many factors, including achieving anticipated levels of revenue and expenses. If such revenue or expense levels prove to be other than as anticipated, the Company may be unable to meet its cash requirements or Products Corporation may be unable to meet the requirements of the 2016 Credit Agreements, 2018 Foreign Asset-Based Term Loan Agreement, 2020 BrandCo Credit Agreement and/or 2020 Restated Line of Credit Agreement, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows."

The ongoing and prolonged COVID-19 pandemic has resulted in significantly decreased net sales for the Company and has had, and could continue to have, a significant adverse effect on the Company's business, results of operations, financial condition and/or cash flows.

The ongoing and prolonged COVID-19 pandemic has had, and continues to have, a significant adverse effect on the Company’s business around the globe, which could continue for the foreseeable future. After China began reporting on the spread of the COVID-19 coronavirus in early 2020, there have been over 45 million cases of the COVID-19 coronavirus globally and it has contributed to over 1.1 million deaths worldwide, according to data from the World Health Organization. The COVID-19 pandemic has adversely impacted net sales in all major commercial regions that are important to the Company’s business. COVID-19’s adverse impact on the global economy has contributed to significant and extended quarantines, stay-at-home orders and other social distancing measures; closures and bankruptcies of retailers, beauty salons, spas, offices and manufacturing facilities; increased levels of unemployment; travel and transportation restrictions leading to declines in consumer traffic in key shopping and tourist areas around the globe; and import and export restrictions. These adverse economic conditions have resulted in the general slowdown of the global economy, in turn contributing to a significant decline in net sales within each of the Company’s reporting segments and regions.

The ongoing and prolonged COVID-19 pandemic has continued to adversely impact the Company’s business in Q3 2020, as social-distancing restrictions and related actions designed to curb the spread of the virus have remained in place or have been reinstated as the COVID-19 pandemic spikes across the globe. These restrictions could continue for the foreseeable future, as global economies face a “second-wave” of the pandemic as re-opening plans are implemented.

The ongoing and prolonged COVID-19 pandemic contributed an estimated $119 million ($119 million "XFX," as hereinafter defined), to the Company's $119.7 million decline in net sales for the three months ended September 30, 2020 three months ended September 30, 2020, compared to the prior year quarter, and an estimated $387 million ($392 million XFX) to the Company's $442.5 million decline in net sales for the nine months ended September 30, 2020, compared to the prior year period.

REVLON, INC. AND SUBSIDIARIES

In April 2020, the Company took several cost reduction measures designed to mitigate the adverse impact of the ongoing and prolonged COVID-19 pandemic on its net sales, including, without limitation: (i) reducing brand support, as a result of the abrupt decline in retail store traffic; (ii) continuing to monitor the Company’s sales and order flow and periodically scaling down operations and cancelling promotional programs; and (iii) closely managing cash flow and liquidity and prioritizing cash to minimize COVID-19’s impact on the Company’s production capabilities. In April 2020, the Company also implemented various organizational interim measures designed to reduce costs in response to COVID-19, including, without limitation: (i) switching to a reduced work week in the U.S. and in the Company's international locations and reducing executive and employee compensation in the range of 20% to 40%; (ii) furloughing approximately 40% of the Company’s U.S.-based office-based employees and 30% factory-based employees, as well as employees in a majority of the Company's other locations; (iii) suspending the Company’s 2020 merit base salary increases, discretionary profit sharing contributions and matching contributions to the Company’s 401(k) plan; (iv) reducing Board and committee compensation by 50% and eliminating Board and committee meeting fees; and (v) suspending or terminating services and payments under consulting agreements with certain directors. During the third quarter of 2020, the Company started to gradually roll back some of these measures especially with regards to some of the employees previously furloughed and/or on a reduced work week. With most of these measures still in place, including the Revlon 2020 Restructuring Program, the Company achieved cost reductions of approximately $78 million and $231 million during the three and nine months ended September 30, 2020, respectively, that have substantially offset the impact of the decline in the Company's net sales over such period. However, with the ongoing and prolonged COVID-19 pandemic, these mitigation actions may not prove to be effective in insulating the Company from any further damaging economic impacts from the pandemic.

The ongoing and prolonged COVID-19 pandemic has caused the Company and various of its key third party suppliers to temporarily close one or more of their manufacturing facilities. While these closures have not yet had a material adverse impact on the Company’s ability to operate and fulfill orders, if the COVID-19 restrictions continue for a period longer than the period for the re-opening of retailers, such restrictions could lead to a shortage of raw materials, components and finished products, which in turn could cause the Company to be unable to ship products to retailers and consumers and continue to adversely impact the Company’s net sales. The continuation of any of the foregoing events or other unforeseen consequences of the COVID-19 pandemic would continue to significantly adversely affect the Company’s business, results of operations, financial condition and cash flows.

In addition to the other information in this report, investors should consider carefully the risk factors discussed in Part I, Item 1A. "Risk Factors" in the Company's 2019 Form 10-K.

Item 5. Other Information

MacAndrews & Forbes tendered approximately $15.5 million of 5.75% Senior Notes into the Exchange Offer and, in exchange, received the Mixed Consideration as described herein, in accordance with the terms and conditions of the Exchange Offer.

REVLON, INC. AND SUBSIDIARIES

Item 6. Exhibits

4.	Instruments Defining the Rights of Security Holders, including Indentures.
4.1
Second Amended and Restated Senior Unsecured Line of Credit Agreement, dated as of September 28, 2020, between Products Corporation, as borrower, and MacAndrews & Forbes Group, LLC, as lender (incorporated by reference to Exhibit 4.1 to Revlon's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020, filed with the SEC on November 13, 2020 (the "Revlon Q3 2020 Form 10-Q")).

10.	Material Contracts.
10.1
Transaction Support Agreement, dated as of September 28, 2020, by and among Products Corporation, Revlon and certain beneficial holders, or investment advisors or managers for the account of beneficial holders, of term loans under the BrandCo Credit Agreement, dated as of May 7, 2020, by and among Products Corporation, Revlon, certain lenders party thereto and Jefferies Finance LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Revlon Q3 2020 Form 10-Q).

*31.1	Certification of Debra Perelman, Chief Executive Officer, dated November 13, 2020, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Victoria Dolan, Chief Financial Officer, dated November 13, 2020, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
**32.1	Certification of Debra Perelman, Chief Executive Officer, dated November 13, 2020, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Victoria Dolan, Chief Financial Officer, dated November 13, 2020, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document
*101.SCH	Inline XBRL Taxonomy Extension Schema
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
*104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101
*Filed herewith.
**Furnished herewith.

S I G N A T U R E S
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2020

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